Form 10-Q
period 1994-01-28
MEDTRONIC INC
filed 1994-03-04
CIK 64670

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended January 28, 1994

       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______ to ______



                          Commission File Number 1-7707


                                 MEDTRONIC, INC.
             (Exact name of registrant as specified in its charter)


       Minnesota                                       41-0793183
(State of incorporation)                            (I.R.S. Employer
                                                   Identification No.)


                             7000 Central Avenue N.E.
                           Minneapolis, Minnesota 55432
                     (Address of principal executive offices)

                         Telephone number: (612) 574-4000




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X     No


Shares of common stock, $.10 par value, outstanding on February 28, 1994:

                                57,351,993

                       PART I--FINANCIAL INFORMATION
Item 1.  Financial Statements
                             MEDTRONIC, INC.
                    STATEMENT OF CONSOLIDATED EARNINGS
                              (Unaudited)

                                   Three months ended     Nine months ended
                                   __________________     __________________
                                   Jan. 28,  Jan. 29,     Jan. 28,  Jan. 29,
                                     1994      1993         1994      1993
                                   ________  ________     ________  ________
                                     (In thousands, except per share data)

Net sales                          $334,601  $308,206     $997,964  $969,924

Costs and expenses:
  Cost of products sold             103,237    97,485      309,067   307,287
  Research and development
    expense                          38,986    32,976      112,964    96,493
  Selling, general, and
    administrative expense          107,947   106,676      342,851   356,590
  Interest expense                    1,956     2,531        6,189     8,323
  Interest income                    (2,471)   (2,335)      (6,332)   (6,330)
  Gain on sale of subsidiary             --        --      (13,962)       --
  Litigation settlement                  --        --           --   (50,000)
  Intangible asset amortization          --        --           --    18,000
  Foundation commitment                  --        --           --    12,000
                                   ________  ________     ________  ________

    Total costs and expenses        249,655   237,333      750,777   742,363
                                   ________  ________     ________  ________

Earnings before income taxes         84,946    70,873      247,187   227,561

Provision for income taxes           28,034    23,033       81,574    73,957
                                   ________  ________     ________  ________

Net earnings before cumulative
 effect of accounting changes        56,912    47,840      165,613   153,604

Cumulative effect of
 accounting changes:
  Postretirement benefits (net
    of deferred taxes of $5,674)         --        --           --    (9,256)
  Income taxes                           --        --           --    (5,100)
                                   ________  ________     ________  ________

Net earnings                       $ 56,912  $ 47,840     $165,613  $139,248
                                   ========  ========     ========  ========

Weighted average shares
  outstanding                        57,219    59,715       57,405    59,597

Earnings per share:
 Earnings before cumulative
  effect of accounting changes     $    .99  $   0.80     $   2.88  $   2.58
 Cumulative effect of
  accounting changes                     --        --           --      (.24)
                                   ________  ________     ________  ________

Net earnings per share             $    .99  $   0.80     $   2.88  $   2.34
                                   ========  ========     ========  ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                             MEDTRONIC, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEET
                              (Unaudited)


                                                     January 28,   April 30,
                                                        1994         1993
                                                    ___________   __________
                   ASSETS                                  (in thousands)
Current Assets:
  Cash and cash equivalents                         $  118,986    $   76,994
  Short-term investments                                87,721        78,984
  Trade accounts receivable, less allowance for
     doubtful accounts of $18,638 and $9,456           297,067       331,248
  Other accounts receivable, net                        21,795        18,741
                                                    __________    __________
      Total accounts receivable                        318,862       349,989

  Inventories:
    Finished goods                                      85,548        90,046
    Work in process                                     40,911        45,658
    Raw materials                                       60,935        53,362
                                                    __________    __________
      Total inventories                                187,394       189,066

  Prepaid expenses                                      81,307        79,655
                                                    __________    __________

    Total current assets                               794,270       774,688

Property, plant, and equipment                         562,446       550,450
  Accumulated depreciation                            (295,615)     (267,667)
                                                    __________    __________
    Net property, plant, and equipment                 266,831       282,783

Goodwill and other intangible assets, net              139,740       139,558
Other assets                                           114,098        89,421
                                                    __________    __________

    Total assets                                    $1,314,939    $1,286,450
                                                    ==========    ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                             $   27,685    $   91,864
  Accounts payable                                      65,581        82,176
  Accrued liabilities                                  190,194       174,056
                                                    __________    __________

    Total current liabilities                          283,460       348,096

Long-term liabilities                                  105,794        91,864
Deferred income taxes                                    5,386         5,012

Shareholders' equity:
  Common stock--par value $.10                           5,734         5,782
  Retained earnings                                    969,347       870,303
  Cumulative translation adjustment                    (21,232)       (1,057)
                                                    __________    __________
                                                       953,849       875,028
  Receivable from Employee Stock Ownership Plan        (33,550)      (33,550)
                                                    __________    __________

    Total shareholders' equity                         920,299       841,478
                                                    __________    __________

    Total liabilities and shareholders' equity      $1,314,939    $1,286,450
                                                    ==========    ==========
See accompanying Notes to Condensed Consolidated Financial Statements.

                                  MEDTRONIC, INC.
                               CONDENSED STATEMENT OF
                              CONSOLIDATED CASH FLOWS
                                   (Unaudited)


                                                          Nine months ended
                                                         ____________________
                                                         Jan. 28,    Jan. 29,
                                                           1994        1993
                                                         ________    ________
                                                             (in thousands)
OPERATING ACTIVITIES:
  Net earnings                                           $165,613    $139,248
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                        59,261      50,311
      Gain on sale of subsidiary                           (9,424)         --
      Change in assets and liabilities excluding
        effects of divestiture:
      Decrease (increase) in accounts receivable           11,914     (15,777)
      Increase in inventories                              (3,724)    (19,666)
      Decrease in accounts payable and
        accrued liabilities                                (6,696)    (14,997)
      Increase in postretirement benefit accrual            2,305      16,368
      Increase in deferred income                           2,515      22,018
      Changes in other operating assets and liabilities    (5,648)     20,052
                                                         ________    ________

        Net cash provided by operating activities         216,116     197,557

INVESTING ACTIVITIES:
  Additions to property, plant, and equipment             (37,064)    (53,539)
  Acquisition of subsidiary, net of cash acquired              --     (18,668)
  Proceeds from sale of subsidiary                         21,000          --
  Purchases of marketable securities                      (87,596)    (59,737)
  Sales of marketable securities                           63,858      13,134
  Other investing activities,net                          (13,887)        454
                                                        _________    ________

        Net cash used in investing activities             (53,689)   (118,356)

FINANCING ACTIVITIES:
  Decrease in short-term borrowings (net)                 (57,454)    (23,119)
  Additions to long-term debt (net)                         3,911       7,991
  Dividends to shareholders                               (29,199)    (25,045)
  Repurchase of common stock                              (52,026)    (11,945)
  Issuance of common stock                                 14,607      15,746
                                                         ________    ________
        Net cash used in financing activities            (120,161)    (36,372)

Effect of exchange rate changes on cash and
  cash equivalents                                           (274)       (100)
                                                         ________    ________

NET CHANGE IN CASH AND CASH EQUIVALENTS                    41,992      42,729

Cash and cash equivalents at beginning of period           76,994     100,816
                                                         ________    ________

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $118,986    $143,545
                                                         ========    ========

See accompanying Notes to Condensed Consolidated Financial Statements.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1--Accounting Policies

The unaudited condensed consolidated financial statements include the accounts of Medtronic, Inc. and all of its subsidiaries, after elimination of all significant intercompany transactions and accounts. In the opinion of management, all adjustments necessary for a fair presentation of operating results have been made. All such adjustments are of a normal, recurring nature. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole. Certain prior period amounts have been reclassified to present data on a consistent basis.

Other accounts receivable consist primarily of amounts due under royalty agreements and receivables retained from divested subsidiaries and product lines. Amounts are reported net of allowances for potentially uncollectible amounts of $7.6 million and $7.0 million at January 28, 1994 and April 30, 1993, respectively.

The company adopted Statement of Financial Accounting Standards (SFAS) No. 112 "Employers' Accounting for Post-Employment Benefits" during the quarter ended July 30, 1993. SFAS No. 112 requires that a liability be recorded for the estimated cost of benefits to be provided to former or inactive employees who have not reached retirement. In adopting SFAS No. 112, the company recognized a charge of $2.3 million in selling, general, and administrative expenses.

Note 2--Divestiture

On July 9, 1993, the company sold substantially all of the assets of its Medtronic Andover Medical, Inc. (AMI) subsidiary to CONMED for $21.0 million, recognizing a pretax gain of $14.0 million. AMI developed, manufactured, and marketed external electrodes used primarily with electrical nerve stimulation and neuromuscular stimulation devices. On an annual basis, the sale of AMI will not have a material impact on the operating results of the company. Annual sales of AMI were approximately $23 million.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
_____________________

Net Earnings
____________

Net earnings for the third quarter ended January 28, 1994 were $56.9 million, representing a 19.0 percent increase over the $47.8 million of the same quarter a year ago. Earnings per share were $0.99, an increase of 23.8 percent over the $0.80 per share of the third quarter of last year. Net earnings for the nine-month period ended January 28, 1994 increased 18.9 percent to $165.6 million compared to $139.2 million for the same period last year.

Sales
_____

Excluding the effects of foreign currency translation and divestitures, sales for the third quarter ended January 28, 1994 increased 14.9 percent over last year, while sales for the nine-month period then ended increased 11.1 percent. Sales growth in the quarter and nine-month period was negatively impacted by $5.7 million and $27.6 million, respectively, of unfavorable exchange rate movements primarily caused by the strengthening of the U.S. dollar versus major European currencies.

Sales of the pacing business, excluding the effects of foreign currency translation and divestitures, grew 18.2 percent in the quarter and 11.9 percent in the nine-month period ended January 28, 1994, compared to the same periods a year ago. This increase is attributable to both the tachyarrthmia management and bradycardia businesses. Sales growth within the tachyarrthymia management business is attributable to commercial release of the implantable pacer/cardioverter/defibrillator (PCD(R)) device in February 1993 as well as more recent clinical product introductions. In December 1993, the U.S. Food and Drug Administration cleared Transvene(R) leads for commercial sale, thus establishing the Medtronic PCD(R) system as the only complete tiered-therapy tachyarrhythmia system cleared for transvenous implant in the United States.
The new, smaller Jewel(TM) PCD devices, recently released in markets outside the United States, also contributed to tachyarrhythmia revenues. Bradycardia pacing revenues in the quarter again surpassed the rate of market growth due to continued demand for dual chamber, rate responsive pacemakers and the company's broad line of pacing leads.

Sales of the other cardiovascular business (consisting of interventional vascular, heart valves, and cardiopulmonary) increased 8.3 percent and 8.8 percent on a comparable operations basis in the quarter and nine-month period ended January 28, 1994, respectively. The interventional vascular business continued its strong double digit growth trend with sales of the Spirit(TM) and 14K(R) balloon catheters. Sales of bioprosthetic heart valves, especially tissue valves, also continued to reflect solid growth. Sales within the cardiopulmonary business continued to be affected by a moderation in the growth rate of major cardiac procedures, with a decline in sales of the Maxima(R) oxygenator in the current quarter compared to the same period last year.

Sales of the neurological and other businesses increased 8.5 percent and 11.7 percent in the quarter and nine-month period ended January 28, 1994, respectively, compared to the same periods in the prior year. The neurological business was led by sales of the Medtronic SynchoMed(R) implantable drug infusion system. Medtronic was notified on February 4, 1994 that the U.S. Health Care Financing Administration authorized Medicare reimbursement for the SynchroMed(R) system when used to treat severe spasticity and malignant or non-malignant pain.

Costs of Products Sold
______________________

Costs of products sold as a percentage of sales was 30.9 percent for the quarter and 31.0 percent for the nine-months ended January 28, 1994 compared to 31.6 percent and 31.7 percent, respectively, for the same periods a year ago. These favorable results reflect the efficiencies of higher production levels and effective cost controls.

Research and Development Expense
________________________________

Research and development expense was $39.0 million for the quarter and $113.0 million for the nine-month period ended January 28, 1994, an increase of 18.2 percent and 17.1 percent, repectively, over the comparable periods of the prior year. Research and development expense as a percent of sales was 11.7 percent for the quarter and 11.3 percent for the nine months ended January 28, 1994 compared to 11.3 percent and 9.9 percent, respectively, for the same periods last year. The increase in research and development expense reflects the company's continued commitment and strategy to increase revenue and market share by developing the most technologically advanced medical devices to meet patient needs.

Selling, General, and Administrative Expense (SG&A)
___________________________________________________

SG&A expense for the quarter ended January 28, 1994 was $107.9 million compared with $106.7 million in the third quarter of fiscal 1993. As a percent of sales, SG&A spending decreased during the third quarter from 34.6 percent last year to 32.3 percent this year. SG&A as a percent of sales for the nine-months ended January 28, 1994 was 34.4 percent compared to 36.8 percent last year. The decrease in SG&A for the quarter and nine-month period is primarily the result of cost control efforts and reduced costs associated with divestitures of certain businesses in prior periods, as well as a charge incurred in the prior period relating to the devaluation of certain European currencies. SG&A for the nine-months ended January 28, 1994 includes $14.3 million of non-recurring charges which primarily relate to the impact of adoption of a new accounting principle as discussed in Note 1 of Notes to Condensed Consolidated Financial Statements and a provision for potentially uncollectible trade and other receivables.

Tax Rate
________

Federal tax legislation has been passed which could have a significant impact on the company's future operating results. The most significant changes include an increase in the U.S. federal tax rate, limitations on the benefits from operations in Puerto Rico, and retroactive reinstatement of research tax credits.

The increase in the federal tax rate and Puerto Rico benefit limitations will put upward pressure on the company's effective tax rate. Income taxes are estimated to be 33.0 percent of earnings before income taxes for fiscal 1994 compared to an effective tax rate of 32.5 percent for fiscal 1993. However, the effective tax rate in future years will be primarily dependant upon the level of the company's operating activity in Puerto Rico and research activities. Accordingly, the company cannot determine the impact the tax legislation will have on future operating results.

Liquidity and Capital Resources
_______________________________

Operating activities provided $216.1 million of cash and cash equivalents for the nine months ended January 28, 1994 compared to $197.6 million in the same period a year ago. Included in the prior year is $75.0 million of cash received in connection with a patent litigation settlement. Working capital was $510.8 million at January 28, 1994, an increase of $84.2 million from April 30, 1993. The current ratio at January 28, 1994 was 2.8:1 compared to 2.3:1 at April 30, 1993. Cash and cash equivalents increased $42.0 million during the nine months ended January 28, 1994 compared to an increase of $42.7 million during the same period last year. Primary sources of cash from other than operating activities include $21.0 million in proceeds from the sale of AMI discussed in Note 2 of Notes to Condensed Consolidated Financial Statements and $63.9 million from the sale of marketable securities. Primary uses of cash were $37.1 million for additions to property, plant, and equipment, $87.6 million for purchases of marketable securities, $57.5 million for repayments of short term borrowings, $29.2 million for dividends to shareholders, and $52.0 million for repurchases of 841,000 shares of common stock.

In December, 1993 the company entered into a merger agreement to acquire all of the common stock of Electromedics, Inc. for $6.875 per share, payable in cash, shares of company stock, or a combination thereof. Under terms of the agreement, the cash payment is limited to 50 percent of the total consideration to be exchanged for Electromedics' common stock. Assuming the maximum conversion of shares for cash, the company estimates that the total cash to be paid will be approximately $48 million. The merger is subject to approval by vote of Electromedics' shareholders; no approval is required by Medtronic's shareholders. Electromedics designs, manufactures and markets blood management and blood conservation equipment for use in autotransfusion during major medical procedures. Electromedics currently has approximately 14 million shares of common stock outstanding. Electromedics reported sales of $39.1 million for its year ended December 31, 1992.

The company's strong financial position contributes to its ability to fund ongoing diversification strategies which include research and development, internal ventures, and acquisitions. The company intends to continue exploring potential mergers and acquisitions to enhance current businesses and to add complementary new ones.

Government Regulation
_____________________

President Clinton's Administration has introduced a health care reform bill which would cause significant changes in health care delivery. Congress is currently considering this bill and others proposing significant health care reforms. It is generally expected that Congress will pass a health care reform bill in some form which will affect health care expenditures. Similar initiatives to reduce health care costs are also underway in several other countries in which the company does business. Because of the uncertainty as to the outcome of any proposed legislation, the company cannot predict the impact any such legislation may have on future operating results.




                           PART II--OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits

              11 - Statement on computation of per share earnings

         (b)  Reports on Form 8-K

              No report on Form 8-K was filed by the company during the quarter ended January 28, 1994.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                Medtronic, Inc
                                     ____________________________________
                                                 (Registrant)



 Date:  March 3, 1994                /s/ WILLIAM W. GEORGE
                                     ____________________________________
                                     William W. George
                                     President
                                     and Chief Executive Officer



 Date:  March 3, 1994                /s/ ROBERT L. RYAN
                                     ____________________________________
                                     Robert L. Ryan
                                     Senior Vice President
                                     and Chief Financial Officer

                                EXHIBIT INDEX

                                                                 Sequentially
 Exhibit                                                           Numbered
 Number                          Description                         Page
 _______                         ___________                     ____________

 11                      Statement on computation of per              12
                         share earnings.

                                                            EXHIBIT NUMBER 11


                           STATEMENT ON COMPUTATION OF
                               PER SHARE EARNINGS

                                  MEDTRONIC, INC.
                                    (Unaudited)


                                     Three months ended     Nine months ended
                                     __________________     _________________
                                     Jan. 28,  Jan. 29,     Jan. 28, Jan. 29,
                                       1994      1993         1994     1993
                                     ________  ________     ________ ________
                                       (In thousands, except per share data)
           PRIMARY
 _______________________________
 Shares outstanding:
    Weighted average outstanding       57,219    59,715       57,405   59,597
    Share equivalents (1)                 568       818          451      761
                                     ________  ________     ________ ________

    Adjusted shares outstanding        57,787    60,533       57,856   60,358

                                     ========  ========     ======== ========

 Net earnings                         $56,912   $47,840     $165,613 $139,248
                                     ========  ========     ======== ========

        FULLY DILUTED
 _______________________________
 Shares outstanding:
    Weighted average outstanding       57,219    59,715       57,405    59,597
    Share equivalents (1)                 683       898          683       864
                                     ________  ________     ________ _________

    Adjusted shares outstanding        57,902    60,613       58,088    60,461
                                     ========  ========     ======== =========

 Net earnings                         $56,912   $47,840     $165,613  $139,248
                                     ========  ========     ========  ========


(1)  Share equivalents consist primarily of nonqualified stock options.