Form 10-K
period 1994-04-30
MEDTRONIC INC
filed 1994-07-27
CIK 64670

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE FISCAL YEAR ENDED APRIL 30, 1994

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE TRANSITION PERIOD FROM ____  TO  _____

                          COMMISSION FILE NO. 1-7707
                               MEDTRONIC, INC.

              (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

        MINNESOTA                                        41-0793183
(STATE OF INCORPORATION)                   (I.R.S. EMPLOYER IDENTIFICATION NO.)

                          7000 CENTRAL AVENUE N.E.
                         MINNEAPOLIS, MINNESOTA 55432
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                       TELEPHONE NUMBER: (612) 574-4000

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED

COMMON STOCK, PAR VALUE                         NEW YORK STOCK EXCHANGE, INC.
  $.10 PER SHARE
PREFERRED STOCK PURCHASE RIGHTS                 NEW YORK STOCK EXCHANGE, INC.

                     SECURITIES REGISTERED PURSUANT TO SECTION 1
                                     NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES _X_ NO ___

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ( X )


AGGREGATE MARKET VALUE OF VOTING STOCK OF MEDTRONIC, INC. HELD BY
NONAFFILIATES OF THE REGISTRANT AS OF JULY 8, 1994, BASED ON THE CLOSING PRICE OF $81.125 AS REPORTED ON THE NEW YORK STOCK EXCHANGE:
$4.53 BILLION.



SHARES OF COMMON STOCK OUTSTANDING ON JULY 8, 1994: 57,559,109


                     DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF REGISTRANT'S 1994 ANNUAL SHAREHOLDER REPORT ARE INCORPORATED BY REFERENCE INTO PARTS I, II AND IV; PORTIONS OF REGISTRANT'S PROXY STATEMENT FOR ITS 1994 ANNUAL MEETING ARE INCORPORATED BY REFERENCE INTO PART III.


                                    PART I

ITEM 1. BUSINESS

    GENERAL DEVELOPMENT OF BUSINESS.
    Medtronic, Inc. (together with its subsidiaries, "Medtronic" or the "company") was incorporated as a Minnesota corporation in 1957. Medtronic is the world's leading therapeutic medical device company, developing, manufacturing and marketing therapies for improved cardiovascular and neurological health. Primary products include implantable pacemaker systems used for treatment of bradycardia, implantable tachyarrhythmia management devices for treatment of ventricular arrhythmias, mechanical and tissue heart valves, balloon and guiding catheters used in angioplasty, implantable neurostimulation and drug delivery systems, and perfusion systems including blood oxygenators, centrifugal blood pumps, autotransfusion systems and cannula products. More than half of Medtronic's revenues are generated from the sale of implantable cardiac pacemaker systems for treatment of bradycardia ("brady pacemakers"). These systems consist of implantable pulse generators ("IPGs") and leads, which are the insulated wires that carry electrical impulses from the IPG to the heart.

    In March 1994, Medtronic acquired substantially all assets and liabilities of DLP, Inc. for approximately $128.3 million in cash. DLP is the market leader in the development, manufacture, and sale of cannula products used in heart surgery. Other DLP products are used in marking and targeting suspected malignancies during diagnostic and interventional procedures. DLP will operate as part of the company's Cardiac Surgery business.

    In April 1994, Medtronic acquired all of the outstanding common stock of Electromedics, Inc. for approximately $95.3 million. The purchase price consisted of approximately $39.1 million payable in cash and approximately 778,000 shares of common stock valued at $56.2 million. Electromedics designs, manufactures and markets blood management and blood conservation equipment for use in autotransfusion, or retransfusion of a patient's own blood, during major medical procedures. Electromedics will operate as part of the company's Cardiac Surgery business.

    In April 1994, Medtronic also acquired all of the remaining outstanding common stock of Carbon Implants, Inc. Carbon Implants is an innovator in pyrolytic carbon coating processes and the design and manufacture of mechanical heart valves using these processes for enhanced durability and biocompatibility. The total purchase price was approximately $34.6 million in cash.

    In July 1993, Medtronic sold substantially all the assets of its Medtronic Andover Medical, Inc. ("AMI") subsidiary. AMI manufactured electrodes, cables and related devices for the neurological and cardiovascular markets. Annual sales of AMI were approximately $23 million. Medtronic has now completed its recent strategy to divest businesses that do not directly support its core implantable and invasive medical technology businesses.

    Medtronic operates in a single industry segment, that of providing products for medical applications. Its revenues, operating profits and assets for the past three fiscal years (1992-1994) have been attributable to this single industry segment.

    BUSINESS NARRATIVE.
    Medtronic generally has vertically integrated manufacturing operations, and makes its own lithium batteries, feedthroughs, integrated and hybrid circuits, and certain other components. Sales of pacemaker and tachyarrhythmia management products, such as IPGs, the implantable pacer/cardioverter/defibrillator ("PCD(R)") device, leads and instrumentation accounted for 67.2% of Medtronic's net sales during the fiscal year ended April 30, 1994 ("fiscal 1994"), 65.7% of net sales in fiscal 1993 and 66.1% of net sales in fiscal 1992.

    Medtronic produces various models of brady pacemakers and leads. These include pacemakers which can be noninvasively programmed by the physician to adjust sensing, electrical pulse intensity, duration, rate, and other characteristics, as well as pacemakers which can sense in both the upper and lower chambers of the heart and produce impulses to cause upper or lower chamber contractions, or both, in appropriate relation to heart activity. Medtronic produces LEGEND II(R) and ELITE II(R) pacemakers, which are rate variable in response to patient activity levels. LEGEND II(R) and ELITE II(R) models currently account for a substantial portion of Medtronic's U.S. and international single chamber and dual chamber pacemaker product sales, respectively. The Thera(R) pacing system, consisting of a new line of pulse generators, a new specialized lead and a new model 9790 programmer which can be used with all brady pacing products as well as the Jewel(tm) family of PCD(R) devices, was commercially released outside the U.S. in March 1994, and the pulse generators are in clinical evaluation in the U.S. In addition to the "Medtronic" line of pacemakers, the company also produces a separate line of IPGs and leads under the brand name "Vitatron."

    The Pacing business also produces the PCD(R), an implantable device for treating ventricular tachyarrhythmias using a tiered therapy of pacing, cardioversion and defibrillation. In December 1993, the Transvene(R) lead system was commercially introduced in the U.S. This transvenous lead system allows the PCD(R) device to be implanted without a thoracotomy, thereby reducing patient trauma and hospitalization time. Medtronic's Transvene(R) leads and the PCD(R) comprise the first complete transvenous, tiered therapy system to be cleared by the FDA in the United States.

    The next generation of tachyarrhythmia devices is the Jewel(TM) family, which is designed to be implanted in the chest rather than the abdomen. The Jewel(TM) PCD(R) implantable defibrillator, which allows shorter implant procedures and reduced hospital stays, was commercially released outside the U.S. in December 1993 and has been in clinical evaluation in the U.S. since September 1993.

    Medtronic's products, other than brady pacing and tachyarrhythmia management products, accounted for the following percentages of its net sales in fiscal 1994: other cardiovascular products, which include heart valves, oxygenators, blood pumps, angioplasty catheters and other related cardiovascular products, 23.6% (22.9% for fiscal 1993 and 21.4% for fiscal
    1992); and neurological and other businesses, which include implantable neurostimulation devices, drug administration systems, and venture-related products, 9.2% (11.4% for fiscal 1993 and 12.5% for fiscal 1992). The decrease in percentage of revenue contributed by neurological and other businesses is due to divested product lines during fiscal 1993 and 1994.

    GOVERNMENT REGULATION.
    The industry segment in which Medtronic competes involves development, production and sales of medical devices. In the United States, the FDA, among other governmental agencies, is responsible for regulating the introduction of new medical devices, laboratory and manufacturing practices, and labeling and recordkeeping for medical devices, as well as for reviewing manufacturers' required reports of adverse experience to identify potential problems with marketed medical devices. The FDA can ban certain medical devices, detain or seize adulterated or misbranded medical devices and order repair, replacement, or refund, and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain certain violations of the Food, Drug and Cosmetic Act and the Safe Medical Devices Act pertaining to medical devices, or initiate action for criminal prosecution of such violations. Many of the devices that Medtronic develops and markets are in a category for which the FDA has implemented stringent clinical investigation and premarket clearance requirements. Moreover, the FDA administers certain controls over the export of such devices from the United States.

    The number of medical devices approved by the FDA for commercial release has decreased significantly in recent years due to more rigorous clinical evaluation requirements, increased enforcement actions, and enactment of the Safe Medical Devices Act of 1990, which reflect a trend toward more stringent product regulation by the FDA. Rigorous regulatory action may be taken in response to deficiencies noted in inspections or to any product performance problems. The risks in the United States of lengthened introduction times for new products and additional expense have increased substantially. In addition, the requirements for post-market surveillance and device tracking under the Safe Medical Devices Act will continue to increase the expense of the regulatory process.

    Medical device laws are also in effect in many of the countries in which Medtronic does business outside the United States. These range from comprehensive device approval requirements for some or all of Medtronic's medical device products to requests for product data or certifications. The number and scope of these requirements is increasing. This trend toward increasing product regulation is evident in the European Economic Community, where efforts are underway to harmonize the regulatory systems.

    President Clinton's administration has introduced a health care reform bill that would cause significant changes in health care delivery. Congress is currently considering this bill and others, and it is generally expected that Congress will pass a health care reform bill in some form which could affect health care expenditures in the United States. Similar initiatives to limit the growth of health care costs, including price regulation, are also underway in several other countries in which the company does business. These changes are causing the marketplace to place increased emphasis on the delivery of more cost-effective medical therapies. Although the company believes it is well positioned to respond to changes resulting from health care reform, the uncertainty as to the outcome of any proposed legislation or change in the marketplace precludes the company from predicting the impact such reform may have on future operating results.

    The U.S. Health Care Financing Agency, which determines Medicare reimbursement policy and practice, appears to be changing its practice of reimbursing hospitals for procedures involving medical devices in clinical evaluation. Such a change in practice is causing some hospitals to treat Medicare patients only with medical devices that have been cleared for commercial release by the FDA. This action will probably limit the scope of clinical trials in the U.S., force more clinical research to non-U.S. markets and increase the cost and time required to complete clinical evaluations in the U.S.

    Medtronic is also subject to various environmental laws and regulations both in the United States and abroad. The operations of the company, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. In addition, many of these substances contain chlorofluorocarbons which, under federal law, must be phased out in the mid-1990s. Medtronic believes that alternatives are available and plans to eliminate the use of chlorofluorocarbons in compliance with such requirements. While it is difficult to quantify the potential impact of compliance with environmental protection laws, management believes that such compliance will not have a material impact on the company's financial position.

    SALES, MARKETS AND DISTRIBUTION METHODS.
    The primary markets for Medtronic's products are hospitals, other medical institutions and physicians, both in the United States and abroad. No one customer individually accounts for a material amount of Medtronic's total sales.

    Medtronic sells most of its products and services directly through its staff of trained, full-time sales representatives. Sales by these representatives accounted for approximately 94.5% of Medtronic's U.S. sales and approximately 61.7% of its sales from other countries in fiscal 1994. The remaining sales were made through independent distributors. Medtronic maintains inventories of its high volume sales products in various locations in the United States and in the rest of the world.

    NEW PRODUCTS.
    New products recently introduced by Medtronic include, in part, the following: (i) the Thera(TM) pacing system, consisting of a new line of pulse generators, a new specialized lead and a new 9790 programmer which can be used with all brady pacing products as well as the Jewel(TM) family of PCD(R) devices, was commercially released outside the U.S. in March 1994, and the pulse generators are in clinical evaluation in the U.S.;
    (ii) the Premier(TM) pacing system, consisting of a single chamber pacemaker and steroid-eluting lead in one package, began clinical trials in non-U.S. markets in November 1993; (iii) the Legend Plus(TM) dual sensor, single chamber pacemaker was commercially released in selected non-U.S. markets in April 1994; (iv) the Diamond(TM) dual chamber, dual sensor pacemaker was commercially released in Europe in January 1994 under the "Vitatron" brand name; (v) the Saphir(TM), a single-lead, atrial tracking pacemaker, was commercially released in Europe in May 1994 under the "Vitatron" brand name; (vi) the CapSure(R) Z steroid-eluting lead began clinical evaluation in Europe in October 1993; (vii) the Jewel(TM) PCD(R) implantable defibrillator, whose smaller size permits the device to be implanted in the chest rather than the abdomen, was commercially released outside the U.S. in December 1993 and has been in clinical evaluation in the U.S. since September 1993; (viii) the Jewel(TM) PCD(R) with the Active Can(TM) technology, which features a single tripolar transvenous lead that simplifies implantation, began clinical evaluation in non-U.S. markets in November 1993 and in the U.S. in April 1994; (ix) the Atakr(R) RF Ablation System, the world's first battery-operated radio frequency ablation system designed to automatically maintain temperature control, has been granted "expedited review" status by the FDA; (x) the Spirit(TM) balloon catheter for coronary angioplasty, offering superior control and maneuverability, was cleared for commercial release by the FDA in August 1993; (xi) the long-balloon version of the Gold Xchange(TM) rapid-exchange catheter for PTCA was commercially released outside the U.S. in 1993, while a new long-balloon model of the 14K(R) over-the-wire catheter was released worldwide in 1993, with both models permitting treatment of long arterial lesions that otherwise would require repositioning and repeat inflation with shorter balloons; (xii) the Panther(TM) PTCA balloon catheter, which offers superior flexibility, strength and angioscopic visualization, was cleared for commercial release in the U.S. in November 1993; (xiii) the Ascent(TM) guiding catheter, with a stiffer shaft for maximum balloon support, a larger lumen to increase visualization and compatibility with a wide range of balloons and adjunctive interventional devices, was cleared for commercial release in the U.S. in February 1994; (xiv) the Sculptor(TM) annuloplasty ring, which is used in repairing the heart's natural valves to improve control of blood flow and circulation, was commercially released in the U.S. in June 1993; (xv) the Hancock(R) M.O. II porcine tissue valve, a bioprosthetic heart valve that offers significant advantages in hemodynamics and durability for the older patient, was cleared for commercial release in the U.S. in December 1993; (xvi) the Mosaic(TM) porcine tissue valve, designed to combine the best features of earlier Medtronic tissue valves and serve each patient longer, began non-U.S. clinical evaluations in February 1994; (xvii) the Parallel(TM) bileaflet mechanical heart valve, made with an innovative pyrolytic carbon coating process to offer excellent biocompatibility and mechanical durability, began clinical evaluations in Europe in May 1994; (xviii) the Hall(TM) collagen impregnated aortic valved conduit, which reduces potential surgical complications by eliminating the need for preclotting prior to surgery, was cleared for commercial release in the U.S. in May 1994; and (xix) the Maxima Plus(TM) membrane oxygenator received clearance for commercial release in the U.S. in February 1994.

    RAW MATERIALS AND PRODUCTION.
    Medtronic purchases many of the parts and materials used in manufacturing its products from external suppliers and internally manufactures certain of its product components. Medtronic's single- and sole-sourced materials include medical adhesives and resins, certain integrated circuits, power sources, switches, sensors, crystals, polyurethane, silicone rubber, certain electrolytic capacitors, pyrolytic carbon discs, Lioresal(R)* (baclofen, USP) Intrathecal, computer and other peripheral equipment, cable connector assemblies, MP-35N wire, and drawn-brazed stranded wire. Medtronic believes that its suppliers of polyurethane and medical adhesive are the sole U. S. suppliers of such materials. The other noted parts and materials are purchased from single sources for reasons of quality assurance and cost effectiveness. Medtronic works closely with its suppliers to assure continuity of supply while maintaining high quality and reliability. However, the medical device industry was recently advised that, in an effort to reduce potential product liability exposure, certain suppliers have terminated or are planning to terminate sales of certain materials and parts to customers that manufacture implantable medical devices. Medtronic believes that various design, material or supplier alternatives can be found for these materials and components without a significant interruption in production.
- -----------
* Registered trademark of CIBA-GEIGY Corporation.

    PATENTS AND LICENSES.
    Medtronic owns patents on certain of its inventions, and obtains licenses from others as it deems necessary to its business. Medtronic's policy is to obtain patents on its inventions whenever practical. Technological advancement has been characteristically rapid in the industry in which Medtronic competes, and Medtronic does not consider its business to be materially dependent upon any individual patent.

    COMPETITION AND INDUSTRY.
    Medtronic sells therapeutic medical devices in the United States and throughout the world. In the businesses in which Medtronic competes, the company faces a mixture of competitors ranging from large multi-national industrial manufacturers to diversified pharmaceutical companies, as well as regional or national manufacturers that offer a limited number of products. Important factors to Medtronic's customers include product reliability and performance, product technology that provides for improved patient benefits, product price, and related product services provided by the manufacturer. Major shifts in industry market shares have occurred in connection with product problems, physician advisories and safety alerts, reflecting the importance and risks of product quality in the medical device industry.

Medtronic is the leading manufacturer and supplier of brady pacemakers in both the U.S. and non-U.S. markets. Worldwide, approximately ten manufacturers compete in the pacemaker industry. In the U.S., Medtronic and four other manufacturers account for a significant portion of pacemaker sales. Medtronic and five other manufacturers account for most of the non-U.S. pacemaker sales.

In the tachyarrhythmia management device market, Medtronic and two other manufacturers based in the U.S. account for most sales of implantable defibrillators within and outside the U.S. Medtronic and one of these other manufacturers has a transvenous lead system cleared for commercial sale in the U.S. Medtronic's PCD(R) device is commercially available with the company's Transvene(TM) leads in U.S. and non-U.S. markets. Five other companies have devices in various stages of development and clinical evaluation.

In the angioplasty device market, including balloon and guiding catheters used in coronary artery procedures, there are numerous competitors worldwide. Four competitors based in the United States account for a significant portion of sales of angioplasty devices both in the United States and abroad.

Medtronic is the second largest manufacturer and supplier of tissue heart valves and also of mechanical heart valves within and outside the U.S. Another large manufacturer and distributor of hospital products and services is the major competitor in tissue heart valves and another company is the major competitor in mechanical heart valves. These two companies and Medtronic are the primary manufacturers and suppliers of heart valves within the U.S. These three companies plus a few competitors outside the U.S. account for most of the non-U.S. heart valve sales.

In the blood oxygenator market, there are approximately seven companies that account for a significant portion of the U. S. and non-U.S. markets. Medtronic believes it is the largest manufacturer and supplier of blood oxygenators worldwide. Medtronic is the leading manufacturer of centrifugal blood pumps worldwide.

Medtronic recently entered the cannula market with the acquisition of DLP, Inc., the market leader in cannula products. See "General Development of Business" above. Medtronic and four competitors account for a significant portion of cannulae sales in the U.S.

Medtronic recently entered the autotransfusion market with the acquisition of Electromedics, Inc. See "General Development of Business" above. Medtronic and three competitors account for a significant portion of autotransfusion sales in both U.S. and non-U.S. markets.

In neurological devices, Medtronic is the leading manufacturer and supplier of implantable neurostimulation systems. There are a few competitors worldwide. Medtronic and one competitor account for most worldwide sales of implantable drug delivery systems.

Market complexity has been intensifying in the medical device industry in recent years. Factors such as relative patent portfolios, government regulation, including the regulatory approval process for medical devices, a more rigorous enforcement climate at the FDA, anticipated significant health care reform, government reimbursement systems for health care costs, product liability litigation and the rapid rate of technological change are increasingly important considerations for existing medical device manufacturers and any potential entrants to the industry.

RESEARCH AND DEVELOPMENT.
Medtronic spent $156.3 million on research and development (11.2% of net sales) in fiscal 1994, $133.0 million (10.0% of net sales) in fiscal 1993 and $109.2 million (9.3% of net sales) in fiscal 1992. Such amounts have been applied toward improving existing products, expanding their applications, and developing new products. Medtronic's present research and development projects span such areas as sensing and treatment of cardiovascular disorders (including bradycardia and tachyarrhythmia, fibrillation, and sinus node abnormalities); improved heart valves, membrane oxygenators and centrifugal blood pump systems; implantable drug delivery systems for pain and other neurological applications; muscle and neurological stimulators; therapeutic catheters; coronary stents and treatments for restenosis; implantable physiologic sensors; cardiac assist systems (cardiomyoplasty) and other applications of transformed muscle; and materials and coatings to enhance blood and device interface.

Medtronic has not engaged in significant customer or government sponsored research.

EMPLOYEES.
On April 30, 1994, Medtronic and its subsidiaries employed 8,709 persons on a regular, full-time basis and, including temporary and part-time employees, a total of 9,856 employees on a full-time equivalent basis.

U.S. AND NON-U.S. OPERATIONS AND EXPORT SALES.
Medtronic sells products in the following markets: United States, Canada, Latin America, Europe, Middle East, Africa, Japan and other Asia/Pacific. For financial reporting purposes, the revenues, profitability, and identifiable assets attributable to significant geographic areas are presented in Note 14 to the consolidated financial statements, incorporated herein by reference to Medtronic's 1994 Annual Shareholder Report on page 51. U.S. export sales to unaffiliated customers comprised less than one percent of Medtronic's consolidated sales in each of fiscal 1994, 1993 and 1992.

Operation in countries outside the U.S. is accompanied by certain financial and other risks. Relationships with customers and effective terms of sale frequently vary by country, often with longer-term receivables than are typical in the U.S. Inventory management is an important business concern due to the potential for rapidly changing business conditions and currency exposure. Currency exchange rate fluctuations can affect income from, and profitability of, non-U.S. operations. Medtronic attempts to hedge these exposures to reduce the effects on net earnings of foreign currency fluctuations. Certain countries also limit or regulate the repatriation of earnings to the United States. Non-U.S. operations in general present complex tax and money management questions requiring sophisticated analysis and precise execution of strategy to meet the company's financial objectives.

                       EXECUTIVE OFFICERS OF MEDTRONIC

Set forth below are the names and ages of current executive officers of Medtronic, Inc., as well as information regarding their positions with Medtronic, Inc., their periods of service in these capacities, and their business experience for the past five or more years. Executive officers generally serve terms of office of approximately one year. There are no family relationships between any of the officers named, nor is there any arrangement or understanding pursuant to which any person was selected as an officer.

WILLIAM W. GEORGE, age 51, has been President and Chief Executive Officer since May 1991, was President and Chief Operating Officer from March 1989 to April 1991, and has been a director since March 1989. Prior to joining the company, Mr. George was President, Space and Aviation Systems Business, at Honeywell Inc. from December 1987 to March 1989. During his 11 years with Honeywell, Mr. George served in several other executive positions including President, Industrial Automation and Control, from May 1987 to December 1987; and Executive Vice President of that business from January 1983 to May 1987.

GLEN D. NELSON, M.D., age 57, has been Vice Chairman since July 1988, and has been a director since 1980. From September 1986 to July 1988, he was Executive Vice President of the company. Dr. Nelson was Chairman and Chief Executive Officer of American MedCenters, Inc., an HMO management corporation, from July 1984 to August 1986.

ARTHUR D. COLLINS, JR., age 46, has been Chief Operating Officer since January 1994. From June 1992 to January 1994, Mr. Collins was Executive Vice President and President of Medtronic International. Prior to joining the company, Mr. Collins was Corporate Vice President, Diagnostic Medical Products, at Abbott Laboratories from October 1989 to May 1992 and Divisional Vice President, Diagnostic Medical Products, from May 1984 to October 1989. Mr. Collins held various other management positions at Abbott Laboratories in the United States and Europe from March 1978 to May 1984. Prior to joining Abbott Laboratories, Mr. Collins was a consultant with Booz, Allen & Hamilton.

BOBBY I. GRIFFIN, age 57, has been Executive Vice President since July 1988, and President, Pacing, since March 1991. From September 1985 to July 1988, Mr. Griffin was Vice President of the Pacing Business Unit.

BILL K. ERICKSON, age 50, has been Senior Vice President and President, Americas, since January 1994. From May 1992 to January 1994, Mr. Erickson was Senior Vice President and President, U.S. Cardiovascular Sales and Marketing Division. Mr. Erickson was Senior Vice President, U.S. Cardiovascular Division, from January 1990 to May 1992 and was Vice President, U.S. Cardiovascular Distribution, from January 1982 to December 1989.

RONALD E. LUND, age 59, has been Senior Vice President and General Counsel since November 1990, and Secretary since July 1992, and was Vice President and General Counsel from February 1989 to November 1990. Prior to joining the company, Mr. Lund held various legal and management positions during his 28 years of employment with The Pillsbury Company, which included serving as Vice President and Associate General Counsel from 1984 to February 1989.

ROBERT L. RYAN, age 51, has been Senior Vice President and Chief Financial Officer since April 1993. Prior to joining the company, Mr. Ryan was Vice President, Finance, and Chief Financial Officer of Union Texas Petroleum Corp. from May 1984 to April 1993, Controller from May 1983 to May 1984, and Treasurer from March 1982 to May 1983. Prior to that, Mr. Ryan held several managerial positions at Citibank and McKinsey & Company.

JANET S. FIOLA, age 52, has been Senior Vice President, Human Resources since March 1994. She was Vice President, Human Resources, from February 1993 to March 1994, and was Vice President, Human Resources Development, from February 1988 to February 1993.

WILLARD H. LEWIS, age 62, has been Senior Vice President and President, Cardiac Surgery, since March 1994 and was Vice President and President, Cardiac Surgery, from March 1991 to March 1994. He was Vice President from January 1989 to March 1994 and General Manager, Vascular Business/Cardiopulmonary, from January 1989 to March 1991. Mr. Lewis was a consultant in medical business management from January 1986 to December 1988, which included responsibility for the operations of the company's Cardiopulmonary Business from October 1987 to December 1988. Prior to that, Mr. Lewis held various positions with Bentley Laboratories, including President from July 1978 to January 1986.

JOHN A. MESLOW, age 55, has been Senior Vice President and President, Neurological Business, since March 1994. He was Vice President and President, Neurological Business, from March 1991 to March 1994, and was Vice President, Neurological Division, from March 1985 to March 1991.

ITEM 2. PROPERTIES
Medtronic's principal offices are owned by the company and located in the Minneapolis, Minnesota metropolitan area. Manufacturing or research facilities are located in Arizona, California, Colorado, Massachusetts, Michigan, Minnesota, Texas, Puerto Rico, Canada, France, Germany, Italy, the Netherlands and Japan. Approximately 81% of total manufacturing and research space (approximately 1,382,943 square feet) is owned by the company, and the balance is leased.

Medtronic also maintains sales and administrative offices inside the United States at 48 locations in 27 states and outside the United States at 87 locations in 20 countries. Most of these locations are leased.

Medtronic is utilizing substantially all of its currently available productive space to develop, manufacture and market its products. The company's facilities are in good operating condition, suitable for their respective uses and adequate for current needs.

ITEM 3. LEGAL PROCEEDINGS
Notes 11 and 12 to the consolidated financial statements appearing on page 50 of Medtronic's 1994 Annual Shareholder Report are incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

                               PART II
ITEM 5. MARKET FOR MEDTRONIC'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information in the sections entitled "Price Range of Medtronic Stock" and "Investor Information" on page 53 of Medtronic's 1994 Annual Shareholder Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
The information for the years 1984 through 1994 on page 52 of Medtronic's 1994 Annual Shareholder Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information on pages 35 through 39 of Medtronic's 1994 Annual Shareholder Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements, together with the report thereon of independent accountants dated May 23, 1994, appearing on pages 40 through 51 of Medtronic's 1994 Annual Shareholder Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

                                   PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF MEDTRONIC

The information on pages 1 through 6 of Medtronic's Proxy Statement for its 1994 Annual Shareholders' Meeting and on page 10 of such Proxy Statement regarding Section 16(a) requirements is incorporated herein by reference. See also "Executive Officers of Medtronic" on pages 6 and 7 hereof.


ITEM 11. EXECUTIVE COMPENSATION
The sections entitled "Election of Directors -- Director Compensation" and "Executive Compensation" on pages 7 through 9 and 14 through 19, respectively, of Medtronic's Proxy Statement for its 1994 Annual
Shareholders' Meeting are incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT "Shareholdings of Certain Owners and Management" on pages 9 and 10 of Medtronic's Proxy Statement for its 1994 Annual Shareholders' Meeting is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information on pages 8 and 9 of Medtronic's Proxy Statement for its 1994 Annual Shareholders' Meeting, concerning services provided to the company by the Chairman of the Board and the Founder of the company in fiscal 1994, is incorporated herein by reference.

                                  PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

   Report of Independent Accountants (incorporated herein by reference to page 40 of Medtronic's 1994 Annual Shareholder Report)

   Statement of Consolidated Earnings -- years ended April 30, 1994, 1993, and 1992 (incorporated herein by reference to page 41 of Medtronic's 1994 Annual Shareholder Report)

   Consolidated Balance Sheet -- April 30, 1994 and 1993 (incorporated herein by reference to page 42 of Medtronic's 1994 Annual

   Statement of Consolidated Cash Flow -- years ended April 30, 1994, 1993, and 1992 (incorporated herein by reference to page 43 of Medtronic's 1994 Annual Shareholder Report)

   Notes to Consolidated Financial Statements (incorporated herein by reference to pages 44 through 51 of Medtronic's 1994 Annual Shareholder Report)

2. FINANCIAL STATEMENT SCHEDULES

   V Property, Plant, and Equipment -- years ended April 30, 1994, 1993, and
1992

  VI Accumulated Depreciation of Property, Plant, and Equipment -- years ended April 30, 1994, 1993, and 1992

VIII Valuation and Qualifying Accounts -- years ended April 30, 1994, 1993, and 1992


  IX Short-term Borrowings -- years ended April 30, 1994, 1993, and 1992


   X Supplementary Income Statement Information -- years ended April 30, 1994, 1993, and 1992

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

                      3.1     Medtronic Restated Articles of Incorporation, as amended to date (Exhibit 3.1).(f)
                      3.2     Medtronic Bylaws, as amended to date (Exhibit 3.2).(e)
                      4       Form of Rights Agreement dated as of June 27, 1991 between Medtronic and Norwest Bank
                              Minnesota, National Association, including as Exhibit A thereto the form of Preferred
                              Stock Purchase Right Certificate, incorporated by reference to Exhibit (1) of Medtronic's
                              Form 8-A Registration Statement dated June 27, 1991 and filed with the Securities and
                              Exchange Commission on June 28, 1991.
                    *10.1     1994 Stock Award Plan (Appendix A).(a)
                    *10.2     Management Incentive Plan (Appendix B).(a)
                    *10.3     1979 Restricted Stock and Performance Share Award Plan, as amended to date (Exhibit
                              10.1).(c)
                    *10.4     1979 Nonqualified Stock Option Plan, as amended (Exhibit A).(d)
                    *10.5     Form of Employment Agreement for Medtronic executive officers (Exhibit 10.5).(g)
                    *10.6     1991 Restricted Stock Plan for Non-Employee Directors (Exhibit B).(d)
                    *10.7     Capital Accumulation Plan Deferral Program (Exhibit 10.6).(c)
                    *10.8     Postretirement Survivor Benefit Plan (Exhibit 10.7).(c)
                    *10.9     Amendment effective October 1, 1993 to the Directors' Retirement Plan.
                    *10.10    Nonqualified Supplemental Benefit Plan (Exhibit 10.9).(c)
                    *10.11    Consulting Agreement effective May 1, 1989, as amended November 19, 1990, with Earl
                              E. Bakken (Exhibit 10.10).(b)
                    *10.12    Consulting Agreement, effective September 1, 1993, with Winston R. Wallin.
                     11       Computation of Earnings Per Share.
                     13       Those portions of Medtronic's 1994 Annual Shareholder Report expressly incorporated by reference herein, which shall be deemed filed with the Commission.
                     21       List of Subsidiaries.
                     23       Consent and Report of Price Waterhouse (set forth on page 12 of this report).
                     24       Powers of Attorney.


(a) Incorporated herein by reference to the cited Appendix in Medtronic's Proxy Statement for its 1994 Annual Meeting of Shareholders filed with the Commission on July 27, 1994.

(b) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1993, filed with the Commimssion on July 23, 1993.

(c) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1992, filed with the Commission under cover of Form SE dated July 24, 1992.

(d) Incorporated herein by reference to the cited exhibit in Medtronic's Proxy Statement for its 1991 Annual Meeting of Shareholders, filed with the Commission on July 24, 1991.

(e) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1991, filed with the Commission under cover of Form SE dated July 24, 1991.

(f) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1990, filed with the Commission under cover of Form SE dated July 20, 1990.

(g) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1989, filed with the Commission under cover of Form SE dated July 20, 1989.

*Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed by Medtronic during the quarter ended April 30, 1994.
                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MEDTRONIC, INC.
Dated: July 25, 1994


BY:        /S/ WILLIAM W. GEORGE
                               WILLIAM W. GEORGE
                                 PRESIDENT AND
                           CHIEF EXECUTIVE OFFICER


Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: July 25, 1994



BY:        /S/ WILLIAM W. GEORGE
                               WILLIAM W. GEORGE
                                 PRESIDENT AND
                            CHIEF EXECUTIVE OFFICER
Dated: July 25, 1994


BY:        /S/ ROBERT L. RYAN
                                 ROBERT L. RYAN
                           SENIOR VICE PRESIDENT AND
                            CHIEF FINANCIAL OFFICER
                 (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

EARL E. BAKKEN
F. CALEB BLODGETT
WILLIAM W. GEORGE
ANTONIO M. GOTTO, JR., M.D.
BERNADINE P. HEALY, M.D.
VERNON H. HEATH
THOMAS E. HOLLORAN
EDITH W. MARTIN, PH.D.                     DIRECTORS
GLEN D. NELSON, M.D.
RICHARD L. SCHALL
JACK W. SCHULER
GERALD W. SIMONSON
GORDON M. SPRENGER
RICHARD W. SWALIN, PH.D.
WINSTON R. WALLIN

Ronald E. Lund, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the Registrant pursuant to powers of attorney duly executed by such persons.


Dated: July 25, 1994


BY:        /S/ RONALD E. LUND
                                 RONALD E. LUND
                                ATTORNEY-IN-FACT
                      REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Medtronic, Inc.

Our audits of the consolidated financial statements referred to in our report dated May 23, 1994 appearing on page 40 of the 1994 Annual Shareholder Report of Medtronic, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/S/ PRICE WATERHOUSE


PRICE WATERHOUSE
Minneapolis, Minnesota
May 23, 1994

                      CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in each Prospectus constituting part of the Registration Statements on Form S-8 (Registration Nos. 2-65157, 2-68408, 33-169, 33-36552, 2-65156, 33-24212, 33-37529, and
33-44230) and Form S-4 (Registration No. 33-52751) of Medtronic, Inc. of our report dated May 23, 1994 appearing on page 40 of the 1994 Annual Shareholder Report which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules as shown above.

/S/ PRICE WATERHOUSE

PRICE WATERHOUSE
Minneapolis, Minnesota
July 25, 1994

                       MEDTRONIC, INC. AND SUBSIDIARIES
                SCHEDULE V -- PROPERTY, PLANT, AND EQUIPMENT(B)
                          (IN THOUSANDS OF DOLLARS)

                                                                          OTHER
                               BALANCE AT                                CHANGES          BALANCE
                               BEGINNING     ADDITIONS    RETIREMENTS     DEBIT          AT END OF
       CLASSIFICATION          OF PERIOD     AT COST(c)   OR SALES(d)   (CREDIT)          PERIOD
 YEAR ENDED APRIL 30,
 1994
 Land and land
  improvements               $ 15,261      $ 1,198          $ --           $        8 (a)    $ 16,624
                                                                              157
 Buildings and leasehold
  improvements                148,639       16,280         3,133            4,458 (a)     165,821
                                                                             (423)
 Equipment                    366,854       37,354        23,652           23,989 (a)     409,050
                                                                            4,505
 Construction in progress      19,696       31,174         3,271          (28,454)(a)      18,449
                                                                             (696)

                             $550,450      $86,006       $30,056       $   3,544         $609,944

 YEAR ENDED APRIL 30,
 1993
 Land and land
 improvements                $ 14,093      $    75       $    20       $     667 (a)     $ 15,261
                                                                             446
 Buildings and leasehold
  improvements                132,176        5,616         4,891          14,421 (a)      148,639
                                                                           1,317
 Equipment                    327,942       39,026        33,245          30,474 (a)      366,854
                                                                           2,657
 Construction in Progress      23,388       42,720           178         (45,562)(a)       19,696
                                                                            (672)

                             $497,599      $87,437       $38,334       $   3,748         $550,450

 YEAR ENDED APRIL 30,
 1992
 Land and land
  improvements               $ 12,753      $   807       $     --      $     500 (a)     $ 14,093
                                                                              33
 Buildings and leasehold
  improvements                120,489        5,428         1,651           7,441 (a)      132,176
                                                                             469
 Equipment                    272,402       43,018        21,339          28,974 (a)      327,942
                                                                           4,887
 Construction in Progress      20,317       33,981            --         (36,915)(a)       23,388
                                                                           6,005

                             $425,961      $83,234       $22,990       $  11,394         $497,599

(a) Completed and transferred to other categories.

(b) Depreciation is provided using the straight-line method over the following estimated useful lives:
Land improvements -- 10 to 20 years
Buildings -- 10 to 40 years
Equipment -- 3 to 8 years.

(c) Includes assets associated with the acquisitions of DLP, Electromedics and Carbon Implants in fiscal 1994.

(d) Includes sales of assets of the Andover Medical, Inc. division in fiscal 1994 and CardioCare and Nortech divisions in fiscal 1993.

                       MEDTRONIC, INC. AND SUBSIDIARIES
                  SCHEDULE VI -- ACCUMULATED DEPRECIATION OF
                        PROPERTY, PLANT, AND EQUIPMENT
                          (IN THOUSANDS OF DOLLARS)

                                           ADDITIONS                  OTHER
                             BALANCE AT   CHARGED TO                 CHANGES     BALANCE
                              BEGINNING    COSTS AND   RETIREMENTS   (DEBIT)    AT END OF
                              OF PERIOD    EXPENSES    OR SALES(a)    CREDIT      PERIOD
 YEAR ENDED APRIL 30,
  1994
 Land Improvements          $  1,635     $   181      $     --      $    9     $  1,825
 Buildings and Leasehold      52,298       7,644        1,880        (310)       57,752
  Improvements
  Equipment                  213,734      55,143       19,678        (681)      248,518

                            $267,667     $62,968      $21,558       $(982)     $308,095

 YEAR ENDED APRIL 30,
  1993
 Land Improvements          $  1,419     $   193      $     --      $    23    $  1,635
 Buildings And Leasehold      48,562       7,251        3,871          356       52,298
 Improvements
 Equipment                   190,863      47,274       25,984        1,581      213,734

                            $240,844     $54,718      $29,855       $1,960     $267,667

 YEAR ENDED APRIL 30,
  1992
 Land Improvements          $  1,300     $   113      $     --      $    6     $  1,419
 Buildings And Leasehold      42,427       6,527        1,294          902       48,562
 Improvements
 Equipment                   165,061      43,043       19,032        1,791      190,863

                            $208,788     $49,683      $20,326       $2,699     $240,844

(a) Includes sales of the assets of Andover Medical, Inc. in fiscal 1994 and CardioCare and Nortech in fiscal 1993.

                       MEDTRONIC, INC. AND SUBSIDIARIES
              SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                         (IN THOUSANDS OF DOLLARS)

                                                                             OTHER
                                               BALANCE AT     CHARGES/      CHANGES        BALANCE
                                                BEGINING    (CREDITS) TO    (DEBIT)       AT END OF
                                                OF PEROD      EARNINGS      CREDIT          PERIOD
 Allowance For Doubtful Accounts:
  Year Ended 4/30/94                          $ 9,456      $13,185        $(2,902)(a)     $20,123
                                                                              384
  Year Ended 4/30/93                           17,229        9,404         (5,050)(a)       9,456
                                                                           (4,608)(b)
                                                                           (7,015)(c)
                                                                             (504)
  Year Ended 4/30/92                           12,584       11,027         (7,215)(a)      17,229
                                                                              833
 Accrued Warranty and Product Liability(d):
  Year Ended 4/30/94                          $15,326      $ 8,645        $(3,844)(e)     $20,127
  Year Ended 4/30/93                           15,544        4,667         (4,885)(e)      15,326
  Year Ended 4/30/92                           10,684        6,860         (2,000)(e)      15,544

(a) Uncollectible accounts written off, less recoveries.

(b) Reflects the sale of all assets of the CardioCare division.

(c) Reflects reclassification of assets retained in the sale of the Nortech division.

(d) Includes both current and noncurrent amounts.

(e) Claims settled, less reimbursement by insurance carrier.

                     SCHEDULE IX -- SHORT-TERM BORROWINGS
                          (IN THOUSANDS OF DOLLARS)


                                                                               MAXIMUM        AVERAGE         WEIGHTED
                                               BALANCE       WEIGHTED          AMOUNT         AMOUNT          AVERAGE
 CATEGORY OF AGGREGATE SHORT-TERM              AT END         AVERAGE      OUTSTANDING AT  OUTSTANDING     INTEREST RATE
    BORROWINGS                                OF PERIOD    INTEREST RATE    ANY MONTH-END   (BASED ON MONTH-END BALANCES)
 YEAR ENDED APRIL 30, 1994
  Bank Borrowings                            $57,495      5.1%             $57,495          $37,596          8.3%
 YEAR ENDED APRIL 30, 1993
  Bank Borrowings                             86,644      5.3%              88,589           58,725         10.9%
 YEAR ENDED APRIL 30, 1992
  Bank Borrowings                             79,848      9.9%              91,175           82,024         11.8%

           SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
                          (IN THOUSANDS OF DOLLARS)

                                                  YEARS ENDED APRIL 30,
                                               1994        1993           1992
 Amortization of intangible assets          $12,919        $11,094(a)   $ 7,515
 Taxes, other than payroll and income         7,444          6,799        5,248
 Taxes
 Advertising expense                          5,912          7,914        7,955
 Royalty expense                              6,560          6,645        5,161
 Maintenance and repairs expense             14,773         15,071       14,243

(a) Does not include $18,000 of accelerated intangible assets amortization, a significant portion of which related to the Nortech division.
UC9401963-EN


                                                  Commission File Number: 1-7707

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                ---------------





                                    EXHIBITS

                                       TO

                                   FORM 10-K



                      ANNUAL REPORT PURSUANT TO SECTION 13

                                       OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 1994



                                ---------------


                                      LOGO




                                MEDTRONIC, INC.
                            7000 CENTRAL AVENUE N.E.
                          MINNEAPOLIS, MINNESOTA 55432
                            TELEPHONE: 612/574-4000








                                 EXHIBIT INDEX


3.1 Medtronic  Restated Articles of  Incorporation,  as amended to date (Exhibit
    3.1).(f)

3.2 Medtronic Bylaws, as amended to date (Exhibit 3.2).(e)


4   Form of Rights  Agreement  dated as of June 27, 1991 between  Medtronic  and
    Norwest Bank Minnesota, National Association, including as Exhibit A thereto the form of Preferred Stock Purchase Right Certificate, incorporated by reference to Exhibit (1) of Medtronic's Form 8-A Registration Statement dated June 27, 1991 and filed with the Securities and Exchange Commission on June 28, 1991.

10.1 1994 Stock Award Plan (Appendix A).(a)

10.2 Management Incentive Plan (Appendix B).(a)

10.3 1979 Restricted  Stock and Performance  Share Award Plan, as amended to date  (Exhibit 10.1).(c)

10.4 1979 Nonqualified Stock Option Plan, as amended (Exhibit A).(d)

10.5 Form of  Employment  Agreement  for Medtronic  executive  officers  (Exhibit
     10.5).(g)

10.6 1991 Restricted Stock Plan for Non-Employee Directors (Exhibit B).(d)

10.7 Capital Accumulation Plan Deferral Program (Exhibit 10.6).(c)

10.8 Postretirement Survivor Benefit Plan (Exhibit 10.7).(c)

10.9 Amendment effective October 1, 1993, to the Directors' Retirement Plan.

10.10 Nonqualified Supplemental Benefit Plan (Exhibit 10.9).(c)

10.11 Consulting Agreement dated May 1, 1989, as amended November 19, 1990, with
      Earl E. Bakken (Exhibit 10.10).(b)

10.12 Consulting Agreement, effective September 1, 1993, with Winston R. Wallin.

11    Computation of Earnings Per Share.

13 Those portions of Medtronic's 1994 Annual Shareholder Report expressly incorporated by reference herein, which shall be deemed filed with the Commission.

21    List of Subsidiaries.

23 Consent and Report of Price Waterhouse (set forth on page 12 of this report).

24    Powers of Attorney.


          (a) Incorporated herein by reference to the cited Appendix in Medtronic's Proxy Statement for its 1994 Annual Meeting of Shareholders filed with the Commission on July 27, 1994.

          (b)  Incorporated   herein  by  reference  to  the  cited  exhibit  in
               Medtronic's Annual Report on Form 10-K for the year ended April 30, 1993, filed with the Commission on July 23, 1993.

          (c) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1992, filed with the Commission under cover of Form SE dated July 24, 1992.

          (d)  Incorporated   herein  by  reference  to  the  cited  exhibit  in
               Medtronic's Proxy Statement for its 1991 Annual Meeting of Shareholders, filed with the Commission on July 24, 1991.

          (e) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1991, filed with the Commission under cover of Form SE dated July 24, 1991.

          (f) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1990, filed with the Commission under cover of Form SE dated July 20, 1990.

          (g) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1989, filed with the Commission under cover of Form SE dated July 20, 1989.