Form 10-Q
period 1994-07-29
MEDTRONIC INC
filed 1994-09-12
CIK 64670

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended July 29, 1994

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______



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

                        Telephone number: (612) 574-4000





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Shares of common stock, $.10 par value, outstanding on September 2, 1994:

                                   57,439,042

                                            PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                  MEDTRONIC, INC.
                         CONSOLIDATED STATEMENT OF EARNINGS
                                    (Unaudited)


                                                          Three months ended
                                                           July 29,  July 30,
                                                             1994     1993
                                                        (in thousands, except
                                                            per share data)

Net sales                                                 $403,795  $331,306

Costs and expenses:
  Cost of products sold                                    126,396   101,257
  Research and development
    expense                                                 44,134    37,329
  Selling, general, and
    administrative expense                                 135,021   127,931
  Interest expense                                           2,657     2,069
  Interest income                                           (2,279)   (1,676)
  Gain on sale of subsidiary                                     0   (13,962)
                                                          --------   --------

    Total costs and expenses                               305,929   252,948
                                                          --------  --------

Earnings before income taxes                                97,866    78,358

Provision for income taxes                                  32,785    25,858
                                                          --------  --------

Net earnings                                              $ 65,081  $ 52,500
                                                          ========  ========

Weighted average shares
  outstanding                                               57,721    57,713

Net earnings per share                                    $   1.13  $   0.91
                                                           =======  ========


See accompanying notes to condensed consolidated financial statements.

                                MEDTRONIC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                                        July 29,    April 30,
                                                          1994        1994
                   ASSETS                                   (in thousands)
Current assets:
  Cash and cash equivalents                           $   76,967   $  108,720
  Short-term investments                                  76,192       72,694
  Accounts receivable, less allowance for
    doubtful accounts of $21,537 and $20,123             339,986      340,927

  Inventories:
      Finished goods                                     101,178      102,163
      Work in process                                     50,466       50,751
      Raw materials                                       60,953       60,384
                                                        ----------  ---------
        Total inventories                                212,597      213,298

  Prepaid expenses and other current assets              113,499      110,218
                                                        ----------  ---------

    Total current assets                                 819,241      845,857

Property, plant, and equipment                           647,075      609,945
Accumulated depreciation                                (337,291)    (308,160)
                                                       ------------ ----------
  Net property, plant, and equipment                     309,784      301,785

Goodwill and other intangible assets, net                357,214      367,238
Other assets                                             125,681      108,372
                                                      ----------  -----------

    Total assets                                     $ 1,611,920  $ 1,623,252
                                                     ===========  ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                               $   92,822  $    58,173
  Accounts payable                                        71,763      140,295
  Accrued liabilities                                    250,415      240,976
                                                       ----------   ---------
    Total current liabilities                            415,000      439,444

Long-term liabilities                                    113,854      114,401
Deferred income taxes                                     19,687       15,915

Shareholders' equity:
  Common stock--par value $.10                             5,742        5,813
  Retained earnings                                    1,092,165    1,089,681
  Cumulative translation adjustment                       (2,228)      (9,702)
                                                       ----------  -----------
                                                       1,095,679    1,085,792
  Receivable from Employee Stock Ownership Plan          (32,300)     (32,300)
                                                       ----------  -----------

    Total shareholders' equity                         1,063,379    1,053,492
                                                       ---------   ----------

    Total liabilities and shareholders' equity       $ 1,611,920  $ 1,623,252
                                                     ===========  ===========

See accompanying notes to condensed consolidated financial statements.

                              MEDTRONIC, INC.
               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                (Unaudited)

                                                         Three months ended
                                                         July 29,    July 30,
                                                           1994       1993
                                                          (in thousands)
OPERATING ACTIVITIES:
  Net earnings                                         $  65,081   $  52,500
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                       30,168      18,132
      Gain on sale of subsidiary, net of tax                  --      (9,424)
      Change in assets and liabilities excluding
        effects of divestiture:
        Decrease in accounts receivable                    5,857      12,954
        Decrease in inventories                            1,960       5,328
        Decrease in accounts payable and
          accrued liabilities                            (23,636)     (9,814)
        Changes in other operating assets and
          liabilities                                    (11,451)     (8,212)
                                                        ---------   ---------

        Net cash provided by operating activities         67,979      61,464

INVESTING ACTIVITIES:
  Additions to property, plant, and equipment            (27,929)    (13,878)
  Proceeds from sale of subsidiary                            --      21,000
  Purchases of marketable securities                     (10,079)    (10,150)
  Sales of marketable securities                           9,755       9,500
  Other investing activities (net)                         4,755      (3,353)
                                                         ---------   --------

        Net cash (used in) provided by
          investing activities                           (23,498)      3,119

FINANCING ACTIVITIES:
  Increase (decrease) in short-term borrowings (net)      37,212     (43,941)
  (Reductions) additions to long-term debt (net)          (5,237)      4,325
  Decrease in acquisition price payable                  (39,130)         --
  Dividends to shareholders                              (11,831)     (9,817)
  Repurchase of common stock                             (59,079)    (27,384)
  Issuance of common stock                                 1,366       3,322
                                                       ----------  ---------

        Net cash used in financing activities            (76,699)    (73,495)

Effect of exchange rate changes on cash and
  cash equivalents                                           465        (241)
                                                         ---------  ---------

Net Change in Cash and Cash Equivalents                  (31,753)     (9,153)

Cash and cash equivalents at beginning of period         108,720      76,994
                                                        ---------  ---------

Cash and cash equivalents at end of period              $ 76,967   $  67,841
                                                        =========  =========


See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Medtronic, Inc. and all of its subsidiaries, after elimination of all significant intercompany transactions and accounts. In the opinion of management, all adjustments necessary for a fair presentation of operating results have been made. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole.

Note 2 - Accounting Change

On May 1, 1994, the company adopted Statement of Financial  Accounting  Standard
(SFAS) 115. SFAS 115 established standards of financial accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are classified and accounted for in three categories. The company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in cash and cash equivalents or short-term investments with the change in fair value during the period included in earnings. Securities investments that the company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost in short-term investments or other assets. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value in short-term investments or other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of retained earnings.

In accordance with SFAS 115, prior period financial statements have not been restated to reflect the change in accounting principle, however, the effect of this change to reflect the net unrealized holding gains related to securities classified as available-for-sale was to increase shareholders' equity at May 1, 1994 by $10,066 (net of $5,420 of deferred income taxes). This change in accounting principle had no impact on the statement of earnings for the quarter ended July 29, 1994.

There were no realized gains or losses on sales of available-for-sale or held-to-maturity securities during the first quarter ended July 29, 1994. At July 29, 1994, the balance of net unrealized holding gains included as a component of retained earnings was $8,003 (net of deferred income taxes of $4,309).

Note 3 - Subsequent Event

On August 31, 1994, the Board of Directors approved a two-for-one common stock split in the form of a 100 percent stock dividend. This stock split will be effective for shareholders of record at the close of business on September 15, 1994 and distribution is expected to be made on September 30, 1994.

Earnings per share adjusted for the pro forma effect of the stock split will be $0.56 and $0.45 for the three-month periods ended July 29, 1994 and July 30, 1993, respectively. The effect of the stock split on shareholders' equity will be to double shares issued and outstanding to 114,834,294 and 116,257,428 at July 29, 1994 and April 30, 1994, respectively, and reclass $5,742 and $5,813 from retained earnings to common stock at July 29, 1994 and April 30, 1994, respectively.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Net Earnings

Net earnings for the first quarter ended July 29, 1994, were $65.1 million, an increase of 24.0 percent over the $52.5 million of the same quarter a year ago. Earnings per share were $1.13, representing a 24.2 percent increase over the $0.91 per share of the first quarter last year.

Sales

Exclusive of the effects of foreign currency translation and previously disclosed acquisitions and divestitures, sales for the quarter ended July 29, 1994 increased 16.0 percent over last year. Sales growth in the quarter was positively impacted by $5.9 million of favorable exchange rate movements caused primarily by the weakening of the U.S. dollar versus major European currencies and the Japanese yen. Given the uncertainties in world health care markets, it is unclear whether the significant growth rate of the first quarter will continue.

The increase in sales on a comparable operations basis was attributable to double-digit percentage increases within each of the company's three businesses (pacing, other cardiovascular, and neurological and other businesses). Worldwide sales of the pacing business on a comparable operations basis grew 16.4 percent in the quarter, reflecting double-digit percentage growth in both the bradycardia and tachyarrthymia management businesses. Bradycardia sales continued to surpass the market rate of growth led by rapid acceptance of the Thera(TM) pacemaker system in Europe, the new Collection pacemakers from Medtronic Vitatron in Europe and Japan, and the Medtronic Elite II(R) dual chamber, rate responsive pacemaker, which continued to solidify its position as the pacemaker of choice in the United States and Japan. Tachyarrthymia management non-U.S. sales were led by the company's Jewel(TM) PCD(R) implantable cardioverter-defibrillator while the Medtronic PCD Transvene(R) system continued to lead U.S. sales growth.

Sales  of  the  other  cardiovascular  business,  consisting  of  interventional vascular, heart valves, and cardiopulmonary, increased 12.1 percent on a comparable operations basis in the quarter ended July 29, 1994. The interventional vascular business continued to gain market share due to strong sales growth led by the Panther(TM) and 14K(R) balloon catheters in the United States and joined by the Gold Xchange(TM) rapid-exchange catheter in non-U.S. markets. This growth resulted from significant unit sales growth, which more than offset continuing reductions in average selling prices. Solid cardiopulmonary sales growth continued to be led by sales of centrifugal blood pumps and oxygenators. The cardiopulmonary business also received solid revenue contributions from organizations acquired near the end of fiscal 1994. Sales of the heart valves business showed only modest improvement in the quarter ended July 29, 1994.

Sales of the neurological and other business for the quarter ended July 29, 1994 increased 26.0 percent over comparable operations of the same quarter a year ago, led by U.S. sales of the Medtronic SynchroMed(R) implantable drug infusion system for treatment of spasticity.

Cost of Products Sold

Cost of products sold as a percent of sales was 31.3 percent for the quarter compared to 30.6 percent for the same quarter a year ago. The slight increase in cost of products sold is primarily the result of recent acquisitions and pricing pressures within the interventional vascular business.


Selling, General, and Administrative Expense (SG&A)

SG&A expense for the quarter ended July 29, 1994 was $135.0 million compared to $127.9 million for the comparable period last year. SG&A as a percent of sales was 33.4 percent for the current quarter compared to 34.3 percent for the same period last year after adjusting the prior period expense for $14.3 million of non-recurring charges primarily relating to adoption of a new accounting principle and a provision for potentially uncollectable trade and other receivables. The decrease in SG&A as a percent of sales, exclusive of non-recurring charges in the prior year, is attributable to strong sales growth, divestitures in prior periods, effective spending controls, and increased royalty income, which are partially offset by increased currency expense and spending associated with newly acquired organizations.


Income Taxes

Federal tax legislation was passed in August 1993 which increases the U.S. corporate income tax rate, retroactively reinstates the research tax credit, and beginning in 1995, limits U.S. tax benefits from operations in Puerto Rico. The increase in the federal tax rate and Puerto Rico benefit limitations will put upward pressure on the company's effective tax rate. Accordingly, the estimated effective tax rate for the company's current fiscal year is 33.5 percent compared to an effective rate of 33.0 percent for the fiscal year ended April 30, 1994. However, the impact of the federal tax legislation on the effective tax rate in future years will be primarily dependent upon the level of operating activity in Puerto Rico and the level of research activities. Accordingly, the company cannot determine the impact the tax legislation will have on future operating results.


Liquidity and Capital Resources

Operating activities provided $68.0 million of cash and cash equivalents for the first quarter ended July 29, 1994 compared to $61.5 million in the same period a year ago. Working capital was $404.2 million at July 29, 1994, compared to $406.4 million at April 30, 1994. The current ratio was 2.0:1 and 1.9:1 at July 29,1994 and April 30, 1994, respectively. Cash and cash equivalents decreased $31.8 million during the three months ended July 29, 1994. This decrease is primarily attributable to stock repurchases made during the quarter ended July 29, 1994. Other significant uses of cash during the quarter included the reduction of trade accounts payable and accrued liabilities, purchases of property, plant and equipment, dividends to shareholders, and the cash payment associated with the fiscal 1994 acquisition of Electromedics, Inc. which was funded with additional short term borrowings.

                          PART II -- OTHER INFORMATION


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At the company's 1994 Annual Meeting of Shareholders held on August 31, 1994, the shareholders approved the following:

     (a) The election of five class II directors of the company to serve for three-year terms ending in 1997, as follows:

Director                       Votes For               Votes Withheld

William W. George              46,573,562                   906,640
Bernadine P. Healy, M.D.       45,992,315                 1,487,887
Richard L. Schall              46,583,354                   896,849
Gordon M. Sprenger             46,604,620                   875,582
Richard A. Swalin, Ph.D.       46,590,382                   889,820

         There were no broker non-votes.

         (b) A proposal to adopt the Medtronic, Inc. 1994 Stock Award Plan, effective as of April 29, 1994. The proposal received 37,732,231 votes for, and 9,261,930 against, ratification. There were 486,039 abstentions and no broker non-votes.

         (c) A proposal to approve the Medtronic, Inc. Management Incentive Plan, effective as of April 29, 1994. The proposal received 44,308,800 votes for, and 2,606,880 against, ratification. There were 564,520 abstentions and no broker non-votes.

         (d) A proposal to ratify the appointment of Price Waterhouse to serve as independent auditors of the company for the fiscal year ending April 30, 1995 The proposal received 47,233,376 votes for, and 99,931 against, ratification. There were 146,894 abstentions and no broker non-votes.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)     Exhibits

                     11 - Statement on computation of per share earnings 27 - Financial Data Schedule (For SEC use only)

         (b)     Reports on Form 8-K

                     No report on Form 8-K was filed by the company during the quarter ended July 29, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                 Medtronic, Inc.
                                                                    (Registrant)



Date:  September 9, 1994            /s/ WILLIAM W. GEORGE
                                   ----------------------
                                     William W. George
                                     President
                                     and Chief Executive Officer




Date:  September 9, 1994            /s/ ROBERT L. RYAN
                                   --------------------
                                     Robert L. Ryan
                                     Senior Vice President
                                     and Chief Financial Officer