Form 10-K/A
period 1994-04-30
MEDTRONIC INC
filed 1994-10-21
CIK 64670

FORM 10-K/A
                               (AMENDMENT NO. 1)
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




Amendment No. 1 to annual report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the fiscal year ended April 30, 1994.

                           Commission File No. 1-7707

                                MEDTRONIC, INC.



Minnesota                                                            41-0793183
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                            7000 Central Avenue N.E.
                          Minneapolis, Minnesota 55432
                    (Address of principal executive offices)
                        Telephone number: (612) 574-4000


The  undersigned  registrant  hereby  amends  Part  IV,  Item  14(a)3,  entitled
"Exhibits", of its Annual Report on Form 10-K for fiscal 1994 to add the following exhibits:


Exhibit No.

99.1 Form 11-K for the Medtronic, Inc. and Participating Employers Supplemental Retirement Plan for the year ended April 30, 1994.

99.2 Form 11-K for the Medtronic, Inc. and Participating Employers Profit Sharing Plan for the period May 1, 1993 through August 16, 1993.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                 MEDTRONIC, INC.



Dated:  October 21, 1994                    By:         /s/ William W. George
                                                --------------------------------
                                                    William W. George, President
                                                     and Chief Executive Officer

                               INDEX OF EXHIBITS

EXHIBITS
- --------

   99.1  Form 11-K for the Medtronic, Inc. and Participating
                 Employers Supplemental Retirement Plan for the year ended April 30, 1994.
                 (Pages 3 through 19)

   99.2  Form 11-K for the Medtronic, Inc. and Participating
                 Employers Profit Sharing Plan for the period May 1, 1993 through August 16, 1993.
                 (Pages 20 through 35)