Form 10-Q
period 1994-10-28
MEDTRONIC INC
filed 1994-12-06
CIK 64670

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended October 28, 1994

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

    Shares of common stock, $.10 par value, outstanding on December 1, 1994:
                                  114,931,667

                         PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                  MEDTRONIC, INC.
                         CONSOLIDATED STATEMENT OF EARNINGS

                                    (Unaudited)

                                    Three months ended           Six months ended
                                  Oct. 28,       Oct. 29,       Oct. 28,       Oct. 29,
                                      1994           1993           1994           1993
                                            (in thousands, except per share data)

Net sales                        $ 408,151      $ 332,057      $ 811,947      $ 663,363

Costs and expenses:

  Cost of products sold            127,763        104,573        254,159        205,830
  Research and development
    expense                         45,002         36,649         89,135         73,978
  Selling, general, and
    administrative expense         131,273        106,973        266,295        234,904
  Interest expense                   2,058          2,164          4,716          4,233
  Interest income                   (2,791)        (2,185)        (5,070)        (3,861)
  Gain on sale of subsidiary            --             --             --        (13,962)

    Total costs and expenses       303,305        248,174        609,235        501,122

Earnings before income taxes       104,846         83,883        202,712        162,241

Provision for income taxes          35,124         27,682         67,909         53,540

Net earnings                     $  69,722      $  56,201      $ 134,803      $ 108,701

Weighted average shares
  outstanding                      114,880        114,444        115,208        114,932

Net earnings per share           $    0.61      $    0.49      $    1.17      $    0.95


See accompanying Notes to Condensed Consolidated Financial Statements.

                                MEDTRONIC, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                  (Unaudited)
                                                     October 28,    April 30,
                                                            1994         1994
                   ASSETS                                   (in thousands)
Current assets:

  Cash and cash equivalents                           $  115,045   $  108,720
  Short-term investments                                  81,664       72,694
  Accounts receivable, less allowance for
    doubtful accounts of $22,475 and $20,123             347,155      340,927

  Inventories:

      Finished goods                                     104,062      102,163
      Work in process                                     52,715       50,751
      Raw materials                                       62,399       60,384
        Total inventories                                219,176      213,298

  Prepaid expenses and other current assets              114,564      110,218

    Total current assets                                 877,604      845,857

Property, plant, and equipment                           669,422      609,945
Accumulated depreciation                                (359,649)    (308,160)
  Net property, plant, and equipment                     309,773      301,785

Goodwill and other intangible assets, net of
 accumulated amortization of $60,695 and $48,884         350,585      367,238
Other assets                                             117,784      108,372

    Total assets                                      $1,655,746   $1,623,252

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Short-term borrowings                               $   27,939   $   58,173
  Accounts payable                                        89,055      140,295
  Accrued liabilities                                    278,149      240,976
    Total current liabilities                            395,143      439,444

Long-term liabilities                                    105,189      114,401
Deferred income taxes                                     19,480       15,915

Shareholders' equity:

  Common stock--par value $.10                            11,491       11,626
  Retained earnings                                    1,146,652    1,083,868
  Cumulative translation adjustment                       10,091       (9,702)
                                                       1,168,234    1,085,792

  Receivable from Employee Stock Ownership Plan          (32,300)     (32,300)

    Total shareholders' equity                         1,135,934    1,053,492

    Total liabilities and shareholders' equity        $1,655,746   $1,623,252

See accompanying notes to condensed consolidated financial statements.

                                MEDTRONIC, INC.

                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS

                                  (Unaudited)

                                                          Six months ended
                                                         Oct. 28,   Oct. 29,
                                                             1994       1993
                                                              (in thousands)

OPERATING ACTIVITIES:

  Net earnings                                           $134,803   $108,701
  Adjustments to reconcile net earnings to net cash provided by operating activities:

      Depreciation and amortization                        52,858     40,460
      Gain on sale of subsidiary, net of tax                   --     (9,424)
      Change in assets and liabilities excluding effects of divestiture:

        Decrease in accounts receivable                     7,876     18,737
        Decrease in inventories                             1,473        280
        Increase (decrease) in accounts payable and
          accrued liabilities                               8,017    (18,447)
        Changes in other operating assets and
          liabilities                                     (18,909)   (13,084)

        Net cash provided by operating activities         186,118    127,223

INVESTING ACTIVITIES:

  Additions to property, plant, and equipment             (43,158)   (26,607)
  Proceeds from sale of subsidiary                             --     21,000
  Purchases of marketable securities                      (55,616)   (42,276)
  Sales of marketable securities                           62,096     34,500
  Other investing activities (net)                          7,970       (702)

        Net cash used in investing activities             (28,708)   (14,085)

FINANCING ACTIVITIES:

  Decrease in short-term borrowings (net)                 (28,421)   (68,673)
  (Reductions) additions to long-term debt (net)           (5,191)     3,786
  Decrease in acquisition price payable                   (39,130)        --
  Dividends to shareholders                               (23,576)   (19,500)
  Repurchase of common stock                              (59,079)   (52,026)
  Issuance of common stock                                  3,625      4,610

        Net cash used in financing activities            (151,772)  (131,803)

Effect of exchange rate changes on cash and
  cash equivalents                                            687       (221)

Net Change in Cash and Cash Equivalents                     6,325    (18,886)

Cash and cash equivalents at beginning of period          108,720     76,994

Cash and cash equivalents at end of period               $115,045   $ 58,108


See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (in thousands)

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

In accordance with SFAS 115, prior period financial statements have not been restated to reflect the change in accounting principle, however, the effect of this change to reflect the net unrealized holding gains related to securities classified as available-for-sale was to increase shareholders' equity at May 1, 1994 by $10,066 (net of $5,420 of deferred income taxes). Adoption of this change in accounting principle had no impact on the statement of earnings for the six month period ended October 28, 1994.

There were no realized gains or losses on sales of available-for-sale securities during the six months ended October 28, 1994. At October 28, 1994, the balance of net unrealized holding gains included as a component of retained earnings was $8,003 (net of deferred income taxes of $4,309).

Note 3 - Stockholders' Equity

On August 31, 1994, the Board of Directors approved a two-for-one common stock split, paid September 30, 1994 in the form of a 100 percent stock dividend to shareholders of record at the close of business on September 15, 1994. The stock split resulted in the issuance of 57,450 additional shares and the reclass of $5,745 from retained earnings to common stock, representing the par value of the shares issued. All references in the financial statements to average number of shares outstanding and earnings per share amounts have been restated to reflect the split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Earnings

Net earnings for the second quarter ended October 28, 1994 were $69.7 million, or $0.61 per share. Earnings per share reflect an increase of 24.5 percent over the $0.49 per share reported on earnings of $56.2 million in the same quarter last year. Net earnings increased 24.0 percent to $134.8 million for the six months ended October 28, 1994, compared to $108.7 million for the same period in the prior year. Earnings per share for the six-month period ended October 28, 1994 were $1.17, an increase of 23.2 percent over the $0.95 reported last year.

Sales

Sales during the quarter and six month period ended October 28, 1994 increased
22.9 percent and 22.4 percent, respectively, compared to the same periods last year. Exclusive of the effects of foreign currency translation and acquisitions, sales for the quarter ended October 28, 1994 increased 14.2 percent over the comparable period last year. Sales in the six-month period ended October 28, 1994, adjusted for foreign currency, acquisitions, and a divestiture, increased
15.1 percent from the same period last year. Sales growth in the quarter and six-month period was positively impacted by $11.8 million and $17.6 million, respectively, of favorable exchange rate movements primarily caused by the weakening of the U.S. dollar versus major European currencies and the Japanese Yen.

Sales of the pacing business on a comparable operations basis grew 15.2 percent and 15.9 percent in the quarter and six-month period ended October 28, 1994, respectively, compared to the same periods a year ago. This increase in sales is attributable to double-digit percentage growth in both the bradycardia and tachyarrthymia management businesses. Bradycardia unit sales continued to reflect strong growth in both the U.S. and non-U.S. markets. Growth in the U.S. and Japan was led by the Medtronic Elite II(R) dual chamber, rate responsive pacemaker. Strong sales performance in Europe continued to be led by the Thera(R) family of pacemakers which remain in clinical evaluation in the U.S. The dual-sensor Collection(TM) pacemakers developed and marketed by Vitatron, Inc., a Medtronic subsidiary, also made solid sales contributions in Europe. Unit sales of tachyarrthymia devices also showed solid gains worldwide, with the Model 7217B PCD(R) device and its Transvene(R) transvenous leads providing strong sales in the U.S. Worldwide sales were led by the new smaller Jewel(R) PCD(R) devices in Europe, Canada, and Latin America. The Jewel models of the PCD devices remain in U.S. clinical evaluation.

Sales within the other cardiovascular business consisting of interventional vascular, heart valves, and cardiopulmonary, increased 8.8 percent and 10.4 percent on a comparable operations basis in the quarter and six-month period ended October 28, 1994, respectively. The interventional vascular business continued its excellent growth in revenues with sales of the Panther(TM) and 14K(R) balloon catheters and the Wiktor(TM) stent. Unit sales growth of balloon catheters continued to more than offset reductions in average selling prices. Solid cardiopulmonary sales growth was led by sales of oxygenators and blood monitoring and management products. The cardiopulmonary business continued to receive solid revenue contributions from organizations acquired near the end of fiscal 1994. Sales of the heart valve business showed only modest growth in the quarter and six-month periods.

On a comparable operations basis, sales of the neurological and other businesses grew 21.0 percent for the quarter and 21.6 percent for the six-month period ended October 28, 1994 compared to the same periods in the prior year, reflecting significant growth in sales of the company's implantable SynchroMed(R) drug infusion system and solid growth in sales of the Itrel(R) II implantable neurostimulation system.

Costs of Products Sold

Cost of products sold as a percent of sales was 31.3 percent for the quarter and the six months ended October 28, 1994 compared to 31.5 percent and 31.0 percent, respectively, for the same periods a year ago.

Selling, General, and Administrative Expense (SG&A)

SG&A expense for the quarter ended October 28, 1994, was $131.3 million compared to $107.0 million for the comparable period last year. SG&A as a percent of sales was 32.2 percent in both the current quarter and the same quarter last year. SG&A in the current quarter was affected by increased currency expense offset by accelerated recognition of deferred royalty income. The accelerated recognition of deferred royalty income was caused by the acquisition of Siemens A.G.'s cardiac rhythm management unit by St. Jude Medical, Inc. St. Jude will pay royalties to Medtronic in the future under the terms of the royalty agreement between Medtronic and Siemens. SG&A as a percent of sales for the six-month period ended October 28, 1994 was 32.8 percent compared to 33.2 percent last year after adjusting the prior period expense for $14.3 million of non-recurring charges primarily related to adoption of a new accounting principle and a provision for potentially uncollectible trade and other receivables. In addition to increased currency expense, SG&A as a percentage of sales in the six month period was affected by spending associated with newly acquired organizations, strong sales growth, and increased royalty income.

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

Liquidity and Capital Resources

Operating activities provided $186.1 million of cash and cash equivalents for the six months ended October 28, 1994 compared to $127.2 million in the same period a year ago. Working capital was $482.5 million at October 28, 1994, an increase of $76.1 million over the $406.4 million at April 30, 1994. The current ratio increased to 2.2:1 at October 28, 1994, compared to 1.9:1 at April 30, 1994. Cash and cash equivalents increased $6.3 million during the six months ended October 28, 1994, compared with a decrease of $18.9 million during the same period last year. The increase in the current ratio is the result of increased operating cash inflows which have been partially utilized to pay down short term borrowings and accounts payable, including $39.1 million acquisition price payable at April 30, 1994.

                          PART II -- OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                     11 - Statement on computation of per share earnings

                     27 - Financial Data Schedule (For SEC use only)

         (b)      Reports on Form 8-K

                     No report on Form 8-K was filed by the company during the quarter ended October 28, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                 Medtronic, Inc.
                                                                    (Registrant)

Date: December 6, 1994                                     /s/ WILLIAM W. GEORGE
                                                               William W. George
                                                                       President
                                                     and Chief Executive Officer

Date: December 6, 1994                                        /s/ ROBERT L. RYAN
                                                                  Robert L. Ryan
                                                           Senior Vice President
                                                     and Chief Financial Officer