Form 10-Q
period 1995-01-27
MEDTRONIC INC
filed 1995-03-08
CIK 64670

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended January 27, 1995

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


Shares  of  common  stock,  $.10  par  value,  outstanding  on  March  1,  1995:

                                  115,384,282


                         PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                MEDTRONIC, INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (Unaudited)


                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                JAN. 27,     JAN. 28,      JAN. 27,      JAN. 28,
                                  1995         1994          1995          1994
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                      $ 413,724    $ 334,601    $ 1,225,670    $ 997,964

Costs and expenses:
  Cost of products sold          129,186      103,237        383,345      309,067
  Research and development
    expense                       46,756       38,986        135,891      112,964
  Selling, general, and
    administrative expense       132,182      107,947        398,476      342,851
  Interest expense                 2,049        1,956          6,765        6,189
  Interest income                 (3,780)      (2,471)        (8,850)      (6,332)
  Gain on sale of subsidiary          --           --             --      (13,962)

    Total costs and expenses     306,393      249,655        915,627      750,777

Earnings before income taxes     107,331       84,946        310,043      247,187

Provision for income taxes        35,956       28,034        103,864       81,574

Net earnings                   $  71,375    $  56,912    $   206,179    $ 165,613

Weighted average shares
  outstanding                    115,048      114,437        115,173      114,810

Net earnings per share         $    0.62    $    0.50    $      1.79    $    1.44


See accompanying Notes to Condensed Consolidated Financial Statements.


                                MEDTRONIC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                                      JANUARY 27,   APRIL 30,
                                                         1995         1994
                   ASSETS                                   (IN THOUSANDS)

Current assets:
  Cash and cash equivalents                           $  129,251   $  108,720
  Short-term investments                                 107,813       72,694
  Accounts receivable, less allowance for
    doubtful accounts of $22,295 and $20,123             342,972      340,927

  Inventories:
      Finished goods                                      95,881      102,163
      Work in process                                     55,769       50,751
      Raw materials                                       60,731       60,384
        Total inventories                                212,381      213,298

  Prepaid expenses and other current assets              118,443      110,218

    Total current assets                                 910,860      845,857

Property, plant, and equipment                           682,242      609,945
Accumulated depreciation                                (368,882)    (308,160)
  Net property, plant, and equipment                     313,360      301,785

Goodwill and other intangible assets, net of
  accumulated amortization of $66,518 and $48,884        342,370      367,238
Other assets                                             150,326      108,372

    Total assets                                      $1,716,916   $1,623,252

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                               $   38,109   $   58,173
  Accounts payable                                        90,570      140,295
  Accrued liabilities                                    256,585      240,976
    Total current liabilities                            385,264      439,444

Long-term liabilities                                    109,558      114,401
Deferred income taxes                                     19,542       15,915

Shareholders' equity:
  Common stock--par value $.10                            11,537       11,626
  Retained earnings                                    1,220,040    1,083,868
  Cumulative translation adjustment                        3,275       (9,702)
                                                       1,234,852    1,085,792
  Receivable from Employee Stock Ownership Plan          (32,300)     (32,300)

    Total shareholders' equity                         1,202,552    1,053,492

    Total liabilities and shareholders' equity        $1,716,916   $1,623,252

See accompanying notes to condensed consolidated financial statements.


                                MEDTRONIC, INC.
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)

                                                          NINE MONTHS ENDED
                                                         JAN. 27,   JAN. 28,
                                                           1995       1994
                                                            (IN THOUSANDS)

OPERATING ACTIVITIES:
  Net earnings                                           $206,179   $165,613
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                        77,397     59,261
      Gain on sale of subsidiary, net of tax                   --     (9,424)
      Change in assets and liabilities excluding
       effects of divestiture:
        Decrease in accounts receivable                     5,950     11,914
        Decrease (increase) in inventories                  4,863     (3,724)
        Decrease in accounts payable and
          accrued liabilities                              (8,801)    (6,696)
        Changes in other operating assets and
          liabilities                                     (28,180)      (828)

        Net cash provided by operating activities         257,408    216,116

INVESTING ACTIVITIES:
  Additions to property, plant, and equipment             (65,737)   (37,064)
  Proceeds from sale of subsidiary                             --     21,000
  Purchases of marketable securities                     (140,542)   (87,596)
  Sales of marketable securities                          100,196     63,858
  Other investing activities (net)                          8,450    (13,887)

        Net cash used in investing activities             (97,633)   (53,689)

FINANCING ACTIVITIES:
  Decrease in short-term borrowings (net)                 (17,590)   (57,454)
  (Reductions) additions to long-term debt (net)           (5,078)     3,911
  Decrease in acquisition price payable                   (39,130)        --
  Dividends to shareholders                               (35,394)   (29,199)
  Repurchase of common stock                              (59,079)   (52,026)
  Issuance of common stock                                 17,108     14,607

        Net cash used in financing activities            (139,163)  (120,161)

Effect of exchange rate changes on cash and
  cash equivalents                                            (81)      (274)

Net Change in Cash and Cash Equivalents                    20,531     41,992

Cash and cash equivalents at beginning of period          108,720     76,994

Cash and cash equivalents at end of period               $129,251   $118,986


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

In accordance with SFAS 115, prior period financial statements have not been restated to reflect the change in accounting principle, however, the effect of this change to reflect the net unrealized holding gains related to securities classified as available-for-sale was to increase shareholders' equity at May 1, 1994 by $10,066 (net of $5,420 of deferred income taxes). Adoption of this change in accounting principle had no impact on the statement of earnings for the nine month period ended January 27, 1995.

There were no realized gains or losses on sales of available-for-sale securities during the nine months ended January 27, 1995. At January 27, 1995, the balance of net unrealized holding gains included as a component of retained earnings was $8,395 (net of deferred income taxes of $4,521).

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Earnings

Net earnings for the third quarter ended January 27, 1995 were $71.4 million, or $0.62 per share. Earnings per share reflect an increase of 24.0 percent over the $0.50 per share reported on earnings of $56.9 million in the same quarter last year. Net earnings increased 24.5 percent to $206.2 million for the nine months ended January 27, 1995, compared to $165.6 million for the same period in the prior year. Earnings per share for the nine-month period ended January 27, 1995 were $1.79, an increase of 24.3 percent over the $1.44 reported last year.

Sales

Sales during the quarter and nine month period ended January 27, 1995  increased
23.6 percent and 22.8 percent, respectively, compared to the same periods last year. Sales growth in the quarter and nine-month period was positively impacted by $16.1 million and $33.7 million, respectively, of favorable exchange rate movements primarily caused by the weakening of the U.S. dollar versus major European currencies and the Japanese Yen. Exclusive of the effects of foreign currency translation and acquisitions, sales for the quarter ended January 27, 1995 increased 13.8 percent over the comparable period last year. Sales in the nine-month period ended January 27, 1995, adjusted for foreign currency, acquisitions, and a divestiture, increased 14.6 percent from the same period last year.

Sales of the pacing business on a comparable operations basis grew 13.2 percent and 14.9 percent in the quarter and nine-month period ended January 27, 1995, respectively, compared to the same periods a year ago. This increase in sales was attributable to double-digit percentage growth in both the bradycardia and tachyarrhythmia management businesses. Bradycardia unit sales continued to reflect strong growth in both the U.S. and non-U.S. markets. The worldwide sales performance was again led by the Thera(R) family of pacemakers which were released outside the U.S. in prior quarters and were commercially released in the U.S. on January 16, 1995. Sales of tachyarrhythmia devices also continued to reflect solid worldwide growth, led by strong European and Canadian sales of the Jewel(R) PCD(R) devices. The Jewel models of the PCD devices, including the new 7219C and 7202C with single-lead technology, remain in U.S. clinical evaluation.

Sales within the other cardiovascular business consisting of interventional vascular, heart valves, and cardiopulmonary, increased 13.5 percent and 11.5 percent on a comparable operations basis in the quarter and nine-month period ended January 27, 1995, respectively. The interventional vascular business continued its excellent growth in revenues with sales of the Panther(TM), Evergreen(TM), and 14K(R) balloon catheters, guiding catheters, and the Wiktor(TM) stent. Unit sales growth of balloon catheters continued to more than offset reductions in average selling prices. Solid cardiopulmonary sales growth was led by sales of the Maxima(R) blood oxygenator and blood monitoring and management products, including the Medtronic Bio-pump(R). Organizations acquired near the end of fiscal 1994 continue to supplement sales of the cardiopulmonary business. Sales of the heart valve business improved in the quarter, principally on the strength of bioprosthetic products. Heart valve sales showed modest growth in the nine-month period compared to the same period last year.

On a comparable operations basis, sales of the neurological and other businesses grew 20.1 percent for the quarter and 21.1 percent for the nine-month period ended January 27, 1995 compared to the same periods in the prior year. This growth reflects continued strong worldwide growth in sales of the company's implantable SynchroMed(R) drug infusion system and the Itrel(R) II implantable neurostimulation system.

Costs of Products Sold

Cost of products sold as a percent of sales was 31.2 percent for the quarter and
31.3 percent for the nine months ended January 27, 1995 compared to 30.9 percent and 31.0 percent, respectively, for the same periods a year ago. The slight increase in cost of products sold as a percent of sales is attributable to fluctuations in production levels and start-up costs related new product introductions.

Selling, General, and Administrative Expense (SG&A)

SG&A expense for the quarter ended January 27, 1995, was $132.2 million compared to $107.9 million for the comparable period last year. SG&A as a percent of sales was 31.9 percent and 32.3 percent in the current quarter and the same quarter last year, respectively. SG&A as a percent of sales for the nine-month period ended January 27, 1995 was 32.5 percent compared to 32.9 percent last year after adjusting the prior period expense for $14.3 million of non-recurring charges primarily related to adoption of a new accounting principle and a provision for potentially uncollectible trade and other receivables. SG&A expense as a percentage of sales in the nine month period ended January 27, 1995 was affected by increased currency expense and spending associated with newly acquired organizations, which was offset by strong sales growth, and increased royalty income. Royalty income increased significantly due to the accelerated recognition of deferred royalty income during the quarter ended October 28, 1994. The accelerated recognition of deferred royalty income was caused by the acquisition of Siemens A.G.'s cardiac rhythm management unit by St. Jude Medical, Inc.

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

Liquidity and Capital Resources

Operating activities provided $257.4 million of cash and cash equivalents for the nine months ended January 27, 1995 compared to $216.1 million in the same period a year ago. Working capital was $525.6 million at January 27, 1995, an increase of $119.2 million over the $406.4 million at April 30, 1994. The current ratio increased to 2.4:1 at January 27, 1995, compared to 1.9:1 at April 30, 1994. Cash and cash equivalents increased $20.5 million during the nine months ended January 27, 1995, compared with an increase of $42.0 million during the same period last year. The current period increase in cash and cash equivalents was affected by cash balances which were invested in long-term securities. The increase in the current ratio is the result of increased operating cash inflows which have been partially utilized to pay down short term borrowings and accounts payable, including $39.1 million acquisition price payable at April 30, 1994.


                          PART II -- OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits

                     11 - Statement on computation of per share earnings

                     27 - Financial Data Schedule (For SEC use only)

         (b)      Reports on Form 8-K

                     No report on Form 8-K was filed by the company during the quarter ended January 27, 1995.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                          Medtronic, Inc.
                                                           (Registrant)



Date:  March 7, 1995                          /s/ WILLIAM W. GEORGE
                                              William W. George
                                              President
                                              and Chief Executive Officer



Date:  March 7, 1995                          /s/ ROBERT L. RYAN
                                              Robert L. Ryan
                                              Senior Vice President
                                              and Chief Financial Officer