Form 10-K
period 1995-05-30
MEDTRONIC INC
filed 1995-07-25
CIK 64670

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED APRIL 30, 1995

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM ________ TO _________

                           COMMISSION FILE NO. 1-7707
                                     [LOGO]
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

COMMON STOCK, PAR VALUE $.10 PER SHARE       NEW YORK STOCK EXCHANGE, INC.
PREFERRED STOCK PURCHASE RIGHTS              NEW YORK STOCK EXCHANGE, INC.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES _X_ NO ___

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ( )

AGGREGATE MARKET VALUE OF VOTING STOCK OF MEDTRONIC, INC. HELD BY NONAFFILIATES OF THE REGISTRANT AS OF JULY 7, 1995, BASED ON THE CLOSING PRICE OF $77.00 AS
REPORTED ON THE NEW YORK STOCK EXCHANGE:     $8.76 BILLION.

SHARES OF COMMON STOCK OUTSTANDING ON JULY 7, 1995: 115,513,007

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF REGISTRANT'S 1995 ANNUAL SHAREHOLDER REPORT ARE INCORPORATED BY REFERENCE INTO PARTS I, II AND IV; PORTIONS OF REGISTRANT'S PROXY STATEMENT FOR ITS 1995 ANNUAL MEETING ARE INCORPORATED BY REFERENCE INTO PART III.



                                     PART I

ITEM 1. BUSINESS

     GENERAL DEVELOPMENT OF BUSINESS. Medtronic, Inc. (together with its subsidiaries, "Medtronic" or the "company") was incorporated as a Minnesota corporation in 1957. Medtronic is the world's leading therapeutic medical technology company, developing, manufacturing and marketing therapies for improved cardiovascular and neurological health. Primary products include implantable pacemaker systems used for treatment of bradycardia, implantable tachyarrhythmia management systems, mechanical and tissue heart valves, balloon and guiding catheters and stents used in angioplasty, implantable neurostimulation and drug delivery systems, and perfusion systems including blood oxygenators, centrifugal blood pumps, cannula products, and autotransfusion and blood monitoring systems.

     Medtronic operates in a single industry segment, that of providing products for medical applications. Its revenues, operating profits and assets for the past three fiscal years (1993-1995) have been attributable to this single industry segment. The Company does business in more than 120 countries and reports on three business units -- Pacing, Other Cardiovascular, and Neurological and Other -- and three geographic areas -- the Americas, Europe/Middle East/Africa, and Asia/Pacific.

     BUSINESS NARRATIVE. Medtronic's Pacing business unit is the company's largest operating unit, consisting of Bradycardia Pacing, which produces products for treating patients with slow or irregular heartbeats, and Tachyarrhythmia Management, which develops products for hearts with abnormally fast rhythms. The bradycardia pacing systems include pacemakers, leads and accessories. The pacemakers can be noninvasively programmed by the physician to adjust sensing, electrical pulse intensity, rate, duration and other characteristics, and can produce impulses to cause contractions in either the upper or lower heart chamber, or both, in appropriate relation to heart activity. In January 1995, the company commercially released the Thera(R) line of pacemakers in the U.S. Thera(R) is a flexible, technically advanced family of five new pacemakers for virtually every pacing application, a new specialized lead and the new Model 9790 programmer. This versatile programmer can be used interchangeably with all of the company's bradycardia pacemakers as well as with its Jewel(R) line of tachyarrhythmia management devices.

     More than half of Medtronic's revenues are generated from the sale of implantable cardiac pacemaker systems for treatment of bradycardia. In addition to the "Medtronic" line of pacing products, the company also produces a separate line under the brand name "Vitatron."

     The Tachyarrhythmia Management business produces implantable devices and transvenous lead systems for treating ventricular tachyarrhythmias, which are abnormally fast, and sometimes fatal, heartbeats. The systems offer tiered therapy of pacing, cardioversion and defibrillation, and may be implanted without a thoracotomy, which reduces patient trauma, and hospitalization time and costs. The company's Jewel(R) line of devices, which were released in the U.S. in March 1995, are the smallest currently commercially available and are programmed with the Model 9790 pacing programmer. In fiscal 1995 the company also commercially released the Jewel(R) Active Can(tm) outside the United States. This system makes implantation possible with a single lead, resulting in faster, less costly implantation and quicker patient recovery. The Active Can(tm) device continues in clinical trials in the U.S. The company also produces the Atakr(R) radio frequency ablation system to neutralize heart muscle cells that cause tachyarrhythmias through a nonsurgical procedure. The Atakr(R) system consists of a closed-loop, temperature-controlled radio frequency generator with an array of steerable and non-steerable catheters.

     The company's Pacing business unit accounted for 65.5% of Medtronic's net sales during the fiscal year ended April 30, 1995 ("fiscal 1995"), 67.2% of net sales in fiscal 1994 and 65.7% of net sales in fiscal 1993.

     The company's Other Cardiovascular business unit consists of Cardiopulmonary, Blood Management, DLP, Heart Valves, and Interventional Vascular. Through a series of strategic acquisitions over the past decade, Medtronic now markets a complete line of blood-handling products. These include the Bio-Medicus Bio-Pump(R), the Maxima(R) oxygenator, Electromedics' autotransfusion equipment, a broad line of cannulae and hemostasis management equipment. These devices form a life-saving circuit by maintaining blood circulation, oxygen supply and body temperature while the patient is undergoing emergency treatment or open-heart surgery.

     The company's Heart Valve business produces tissue and mechanical valve replacements for damaged or diseased heart valves. Two new tissue valves, the Mosaic(tm) stented valve and the Freestyle(R) non-stented aortic root, have improved antimineralization and durability and are currently in clinical trials outside the U.S. The company's Interventional Vascular business produces balloon and guiding catheters, stents and accessories used by physicians to open arteries obstructed by deposits of fatty plaque. In fiscal 1995, the company commercially released worldwide the Ascent(tm) guiding catheter, which provides the conduit and support of balloon catheters to reach the obstructed coronary artery, and two new balloon catheters, the Evergreen(tm) over-the-wire and the Falcon(tm). The Falcon(tm) is a "rapid exchange" style catheter which makes it possible for a single operator to perform the procedure, reducing the time required for an angioplasty procedure and minimizing the need for additional staff to assist the interventional cardiologist.

     The company's Other Cardiovascular business unit accounted for 26.1% of net sales in fiscal 1995, and 23.6% and 22.9% of net sales, respectively, for fiscal 1994 and 1993.

     The Neurological and Other business unit produces implantable systems for spinal cord stimulation and programmable drug delivery that are used in treating chronic intractable pain, tremor and spasticity. These include the SynchroMed(R) pump and the Itrel(R) II spinal cord stimulation system. The Mattrix(R) stimulator, which was commercially released in the U.S. in June 1995, is the first neurostimulation system that offers a dual stimulation mode for more effective pain management. The company is also collaborating with several biotechnology companies to develop therapies for neurodegenerative disorders such as Alzheimer's disease, Parkinson's disease, and amyotrophic lateral sclerosis or Lou Gehrig's disease. Compounds for treating these diseases, called neurotrophic factors, are still in development by these companies. Once they are proven to be safe and effective, Medtronic believes its drug delivery technology could be effective in administering these agents directly to their site of action in precise doses. The Neurological and Other business unit accounted for 8.4% of net sales for fiscal 1995, and 9.2% and 11.4% of net sales, respectively, for fiscal 1994 and 1993. The decrease in percentage of revenue is due to divested product lines during fiscal 1994 and 1995.

     GOVERNMENT REGULATION. The industry segment in which Medtronic competes involves development, production and sales of medical devices. In the United States, the Food and Drug Administration (the "FDA"), among other governmental agencies, is responsible for regulating the introduction of new medical devices, laboratory and manufacturing practices, and labeling and recordkeeping for medical devices, as well as for reviewing manufacturers' required reports of adverse experience to identify potential problems with marketed medical devices. The FDA can ban certain medical devices, detain or seize adulterated or misbranded medical devices, order repair, replacement, or refund of such devices, and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain certain violations of the Food, Drug and Cosmetic Act and the Safe Medical Devices Act pertaining to medical devices, or initiate action for criminal prosecution of such violations. Many of the devices that Medtronic develops and markets are in a category for which the FDA has implemented stringent clinical investigation and premarket clearance requirements. Moreover, the FDA administers certain controls over the export of such devices from the United States.

     The number of medical devices approved by the FDA for commercial release has decreased significantly in recent years due to more rigorous clinical evaluation requirements, increased enforcement actions and more stringent product regulation by the FDA. Rigorous regulatory action may be taken in response to deficiencies noted in inspections or to product performance problems. The risks in the United States of lengthened introduction times for new products and additional expense have increased substantially. In addition, the requirements for post-market surveillance and device tracking under the Safe Medical Devices Act will continue to increase the expense of the regulatory process.

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

     The U.S. Health Care Financing Administration, which determines Medicare reimbursement policy and practice, has changed its practice of reimbursing hospitals for procedures involving medical devices in clinical evaluation. This change in practice is causing hospitals to treat Medicare patients only with medical devices that have been cleared for commercial release by the FDA. This action has further limited the scope of clinical trials in the U.S., is forcing more clinical research to non-U.S. markets, and is increasing the cost and time required to complete clinical evaluations in the U.S.

     Government and private sector initiatives to limit the growth of health care costs, including price regulation and competitive pricing, are continuing in several countries in which the company does business, including the United States. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical therapies. Although the company believes it is well positioned to respond to changes resulting from this worldwide trend toward cost containment, the uncertainty as to the outcome of any proposed legislation or changes in the marketplace preclude the company from predicting the impact these changes may have on future operating results.

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

     The Company operates in an industry susceptible to significant product liability claims. Product liability claims may be asserted against the company in the future relative to events not known to management at the present time. Management believes that the company's risk management practices, including insurance coverage, are reasonably adequate to protect against potential product liability losses.

     SALES, MARKETS AND DISTRIBUTION METHODS. The primary markets for Medtronic's products are hospitals, other medical institutions and physicians, both in the United States and abroad. No one customer individually accounts for a material amount of Medtronic's total sales.

     Medtronic sells most of its products and services directly through its staff of trained, full-time sales representatives. Sales by these representatives accounted for approximately 93.6% of Medtronic's U.S. sales and approximately 64.8% of its sales from other countries in fiscal 1995. The remaining sales were made through independent distributors.

     RAW MATERIALS AND PRODUCTION. Medtronic generally has vertically integrated manufacturing operations, and makes its own lithium batteries, feedthroughs, integrated and hybrid circuits, microprocessors, and certain other components. Medtronic purchases many of the parts and materials used in manufacturing its components and products from external suppliers. Medtronic's single- and sole-sourced materials include biomaterials such as adhesives, polymers, elastomers and resins; certain integrated circuits and other electrical/electronic components; power sources, battery anodes, pyrolytic carbon discs, pharmaceutical preparations such as Lioresal(R) (baclofen, USP) Intrathecal (registered trademark of CIBA-GEIGY Corporation), and computer and other peripheral equipment.

     Certain of the raw materials and components (e.g., silicone adhesives and polyurethanes) used in Medtronic products are available only from a sole U.S. supplier. Materials are purchased from single sources for reasons of quality assurance and cost effectiveness. Medtronic works closely with its suppliers to assure continuity of supply while maintaining high quality and reliability. However, in an effort to reduce potential product liability exposure, certain suppliers have terminated or are planning to terminate sales of certain materials and parts to companies that manufacture implantable medical devices. Medtronic believes that various design, material or supplier alternatives can be found for these materials and components without a significant interruption in production.

     PATENTS AND LICENSES. Medtronic owns patents on certain of its inventions, and obtains licenses from others as it deems necessary to its business. Medtronic's policy is to obtain patents on its inventions whenever practical. Technological advancement characteristically has been rapid in the medical device industry, and Medtronic does not consider its business to be materially dependent upon any individual patent.

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

     Medtronic is the leading manufacturer and supplier of pacemakers in both the U.S. and non-U.S. markets. Worldwide, approximately ten manufacturers compete in the pacemaker industry. In the U.S., Medtronic and four other manufacturers account for a significant portion of pacemaker sales. Medtronic and five other manufacturers account for most of the non-U.S. pacemaker sales.

     In the tachyarrhythmia management device market, Medtronic and two other manufacturers based in the U.S. account for most sales of implantable defibrillators within and outside the U.S. Medtronic and one of these other manufacturers have transvenous lead systems cleared for commercial sale in the U.S. Medtronic's Jewel(R) PCD(R) devices are commercially available with the company's Transvene(tm) leads in U.S. and non-U.S. markets. Approximately three other companies have devices in various stages of development and clinical evaluation.

     In the coronary angioplasty market, which includes balloon and guiding catheters and implantable stents, there are numerous competitors worldwide. Medtronic believes that it is the leading manufacturer and supplier of guiding catheters worldwide. Medtronic and three other manufacturers account for most combined balloon and guiding catheter sales. In stents, Medtronic and two competitors account for most sales worldwide, with one competitor holding a dominant market position and numerous new competitors emerging.

     Medtronic is the second largest manufacturer and supplier of tissue heart valves and also of mechanical heart valves within and outside the U.S. A large manufacturer and distributor of hospital products and services is the major competitor in tissue heart valves and another company is the major competitor in mechanical heart valves. These two companies and Medtronic are the primary manufacturers and suppliers of heart valves within the U.S. These three companies plus a few competitors outside the U.S. account for most of the non-U.S. heart valve sales.

     In the blood oxygenator market, there are approximately seven companies that account for a significant portion of the U. S. and non-U.S. markets. Medtronic is the leading manufacturer and supplier of blood oxygenators and centrifugal blood pumps worldwide.

     Medtronic is the market leader in cannula products. Medtronic and four competitors account for a significant portion of cannulae sales in the U.S.

     Medtronic and three competitors account for a significant portion of autotransfusion sales in both U.S. and non-U.S. markets.

     In neurological devices, Medtronic is the leading manufacturer and supplier of implantable neurostimulation and drug delivery systems. Medtronic and two competitors account for most sales worldwide.

     Market complexity has been intensifying in the medical device industry in recent years. Factors such as relative patent portfolios, government regulation (including the regulatory approval process for medical devices), a more rigorous enforcement climate at the FDA, anticipated health care reform, government reimbursement systems for health care costs, product liability litigation and the rapid rate of technological change are increasingly important considerations for existing medical device manufacturers and any potential entrants to the industry.

     RESEARCH AND DEVELOPMENT. Medtronic spent $191.4 million on research and development (11.0% of net sales) in fiscal 1995, $156.3 million (11.2% of net sales) in fiscal 1994 and $133.0 million (10.0%of net sales) in fiscal 1993. Such amounts have been applied toward improving existing products, expanding their applications, and developing new products. Medtronic's research and development projects span such areas as sensing and treatment of cardiovascular disorders (including bradycardia and tachyarrhythmia, fibrillation, and sinus node abnormalities); improved heart valves, membrane oxygenators and centrifugal blood pump systems; implantable drug delivery systems for pain, spasticity and other neurological applications; muscle and neurological stimulators; therapeutic catheters; coronary stents and treatments for restenosis; implantable physiologic sensors; cardiac assist systems (cardiomyoplasty) and other applications of transformed muscle; and materials and coatings to enhance the blood/device interface.

     Medtronic has not engaged in significant customer or government sponsored research.

     EMPLOYEES. On April 30, 1995, Medtronic and its subsidiaries employed 8,896 people on a regular, full-time basis and, including temporary and part-time employees, a total of 10,313 employees on a full-time equivalent basis.

     U.S. AND NON-U.S. OPERATIONS AND EXPORT SALES. Medtronic sells products in more than 120 countries in three geographic areas: the Americas, Europe/Middle East/Africa, and Asia/Pacific. For financial reporting purposes, revenues, profitability, and identifiable assets attributable to significant geographic areas are presented in Note 14 to the consolidated financial statements, incorporated herein by reference to Medtronic's 1995 Annual Shareholder Report on page 49. U.S. export sales to unaffiliated customers comprised less than two percent of Medtronic's consolidated sales in each of fiscal 1995, 1994 and 1993.

     Operation in countries outside the U.S. is accompanied by certain financial and other risks. Relationships with customers and effective terms of sale frequently vary by country, often with longer-term receivables than are typical in the U.S. Inventory management is an important business concern due to the potential for rapidly changing business conditions and currency exposure. Currency exchange rate fluctuations can affect income from, and profitability of, non-U.S. operations. Medtronic attempts to hedge these exposures to reduce the effects of foreign currency fluctuations on net earnings. Certain countries also limit or regulate the repatriation of earnings to the United States. Non-U.S. operations in general present complex tax and money management questions requiring sophisticated analysis and precise execution of strategy to meet the company's financial objectives.

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

     WILLIAM W. GEORGE, age 52, has been President and Chief Executive Officer since May 1991, was President and Chief Operating Officer from March 1989 to April 1991, and has been a director since March 1989. Prior to joining the company, Mr. George was President, Space and Aviation Systems Business, at Honeywell Inc. from December 1987 to March 1989. During his 11 years with Honeywell, Mr. George served in several other executive positions including President, Industrial Automation and Control, from May 1987 to December 1987; and Executive Vice President of that business from January 1983 to May 1987.

     GLEN D. NELSON, M.D., age 58, has been Vice Chairman since July 1988, and has been a director since 1980. From September 1986 to July 1988, he was Executive Vice President of the company. Dr. Nelson was Chairman and Chief Executive Officer of American MedCenters, Inc., an HMO management corporation, from July 1984 to August 1986.

     ARTHUR D. COLLINS, JR., age 47, has been Chief Operating Officer since January 1994 and has been a director since August 1994. From June 1992 to January 1994, Mr. Collins was Executive Vice President and President of Medtronic International. Prior to joining the company, Mr. Collins was Corporate Vice President, Diagnostic Products, at Abbott Laboratories from October 1989 to May 1992 and Divisional Vice President, Diagnostic Products, from May 1984 to October 1989. During his 14 years with Abbott, Mr. Collins served in various general management positions both in the United States and Europe.

     BOBBY I. GRIFFIN, age 58, has been Executive Vice President since July 1988, and President, Pacing, since March 1991. From September 1985 to July 1988, Mr. Griffin was Vice President of the Pacing Business Unit.

     BILL K. ERICKSON, age 51, has been Senior Vice President and President, Americas, since January 1994. From May 1992 to January 1994, Mr. Erickson was Senior Vice President and President, U.S. Cardiovascular Sales and Marketing Division. Mr. Erickson was Senior Vice President, U.S. Cardiovascular Division, from January 1990 to May 1992 and was Vice President, U.S. Cardiovascular Distribution, from January 1982 to December 1989.

     JANET S. FIOLA, age 53, has been Senior Vice President, Human Resources since March 1994. She was Vice President, Human Resources, from February 1993 to March 1994, and was Vice President, Human Resources Development, from February 1988 to February 1993.

     PHILIP M. LAUGHLIN, age 47, joined the company as Senior Vice President and President, Cardiac Surgery, in July 1995. Prior to that he served with Clintec Nutrition Company (worldwide joint venture of Baxter International and Nestle Company in the field of clinical nutrition), as President, North America, from 1994 through July 1995 and as President, United States, from 1989 to 1993. From 1976 to 1989, he held numerous management positions at Baxter International, most recently as Vice President, Operations, Global Business Group.

     RONALD E. LUND, age 60, has been Senior Vice President and General Counsel since November 1990, and Secretary since July 1992, and was Vice President and General Counsel from February 1989 to November 1990. Prior to joining the company, Mr. Lund served as Vice President and Associate General Counsel of The Pillsbury Company from 1984 to February 1989.

     JOHN A. MESLOW, age 56, has been Senior Vice President and President, Neurological Business, since March 1994. He was Vice President and President, Neurological Business, from March 1991 to March 1994, and was Vice President, Neurological Division, from March 1985 to March 1991.

     ROBERT L. RYAN, age 52, has been Senior Vice President and Chief Financial Officer since April 1993. Prior to joining the company, Mr. Ryan was Vice President, Finance, and Chief Financial Officer of Union Texas Petroleum Corp. from May 1984 to April 1993, Controller from May 1983 to May 1984, and Treasurer from March 1982 to May 1983.

ITEM 2. PROPERTIES

     Medtronic's principal offices are owned by the company and located in the Minneapolis, Minnesota metropolitan area. Manufacturing or research facilities are located in Arizona, California, Colorado, Massachusetts, Michigan, Minnesota, Texas, Puerto Rico, Canada, France, Germany, Italy, the Netherlands and Japan. The company's total manufacturing and research space is approximately 1,653,000 square feet, of which 80% is owned by the company and the balance is leased.

     Medtronic also maintains sales and administrative offices inside the United States at 47 locations in 27 states and outside the United States at 96 locations in 24 countries. Most of these locations are leased. Medtronic is utilizing substantially all of its currently available productive space to develop, manufacture and market its products. The company's facilities are in good operating condition, suitable for their respective uses and adequate for current needs.

ITEM 3. LEGAL PROCEEDINGS

     Notes 11 and 12 to the consolidated financial statements appearing on pages 48 and 49 of Medtronic's 1995 Annual Shareholder Report are incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR MEDTRONIC'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The information in the sections entitled "Price Range of Medtronic Stock" and "Investor Information" on page 51 of Medtronic's 1995 Annual Shareholder Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The information for the years 1985 through 1995 on page 50 of Medtronic's 1995 Annual Shareholder Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information on pages 33 through 37 of Medtronic's 1995 Annual Shareholder Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, together with the report thereon of independent accountants dated May 22, 1995, appearing on pages 38 through 49 of Medtronic's 1995 Annual Shareholder Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF MEDTRONIC

     The information on pages 1 through 6 of Medtronic's Proxy Statement for its 1995 Annual Shareholders' Meeting and on page 9 of such Proxy Statement regarding Section 16(a) reporting is incorporated herein by reference. See also "Executive Officers of Medtronic" on pages 5 and 6 hereof.

ITEM 11. EXECUTIVE COMPENSATION

     The sections entitled "Election of Directors -- Director Compensation" and "Executive Compensation" on pages 7 and 8, and 14 through 20, respectively, of Medtronic's Proxy Statement for its 1995 Annual Shareholders' Meeting are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     "Shareholdings of Certain Owners and Management" on page 9 of Medtronic's Proxy Statement for its 1995 Annual Shareholders' Meeting is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information on page 8 of Medtronic's Proxy Statement for its 1995 Annual Shareholders' Meeting, concerning services provided to the company by the Chairman of the Board and the Founder of the company in fiscal 1995, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  1. FINANCIAL STATEMENTS

     Report of Independent Accountants (incorporated herein by reference to page 38 of Medtronic's 1995 Annual Shareholder Report)

     Statement of Consolidated Earnings -- years ended April 30, 1995, 1994, and 1993 (incorporated herein by reference to page 39 of Medtronic's 1995 Annual Shareholder Report)

     Consolidated Balance Sheet -- April 30, 1995 and 1994 (incorporated herein by reference to page 40 of Medtronic's 1995 Annual Shareholder Report)

     Statement of Consolidated Cash Flow -- years ended April 30, 1995, 1994, and 1993 (incorporated herein by reference to page 41 of Medtronic's 1995 Annual Shareholder Report)

     Notes to Consolidated Financial Statements (incorporated herein by reference to pages 42 through 49 of Medtronic's 1995 Annual Shareholder Report)

     2. FINANCIAL STATEMENT SCHEDULES

     II Valuation and Qualifying Accounts -- years ended April 30, 1995, 1994, and 1993

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3. EXHIBITS

     3.1     Medtronic Restated Articles of Incorporation, as amended to date
             (Exhibit 3.1).(g)
     3.2     Medtronic Bylaws, as amended to date (Exhibit 3.2).(f)
     4       Form of Rights Agreement dated as of June 27, 1991 between
             Medtronic and Norwest Bank Minnesota, National Association,
             including as Exhibit A thereto the form of Preferred Stock Purchase
             Right Certificate, incorporated by reference to Exhibit (1) of
             Medtronic's Form 8-A Registration Statement dated June 27, 1991 and filed with the Securities and Exchange Commission on June 28, 1991.
   *10.1     1994 Stock Award Plan (Appendix A).(b)
   *10.2     Management Incentive Plan (Appendix B).(b)
   *10.3     1979 Restricted Stock and Performance Share Award Plan, as amended to date (Exhibit 10.1).(d)
   *10.4     1979 Nonqualified Stock Option Plan, as amended (Exhibit A).(e)
   *10.5     Form of Employment Agreement for Medtronic executive officers.
   *10.6     1991 Restricted Stock Plan for Non-Employee Directors
             (Exhibit B).(e)
   *10.7     Capital Accumulation Plan Deferral Program (Exhibit 10.6).(d)
   *10.8     Postretirement Survivor Benefit Plan (Exhibit 10.7).(d)
   *10.9     Amendment effective October 1, 1993 to the Directors' Retirement
             Plan (Exhibit 10.9).(a)
   *10.10    Nonqualified Supplemental Benefit Plan (Exhibit 10.9).(d)
   *10.11    Management Incentive Plan Stock Option Replacement Program
    11       Computation of Earnings Per Share.
    13       Those portions of Medtronic's 1995 Annual Shareholder Report expressly incorporated by reference herein, which shall be deemed filed with the Commission.
    21       List of Subsidiaries.
    23       Consent and Report of Price Waterhouse (set forth on page 11 of this report).
    24       Powers of Attorney.
    27       Financial Data Schedule

     (a) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1994, filed with the Commission on July 27, 1994.

     (b) Incorporated herein by reference to the cited Appendix in Medtronic's Proxy Statement for its 1994 Annual Meeting of Shareholders filed with the Commission on July 27, 1994.

     (c) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1993, filed with the Commission on July 23, 1993.

     (d) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1992, filed with the Commission under cover of Form SE dated July 24, 1992.

     (e) Incorporated herein by reference to the cited exhibit in Medtronic's Proxy Statement for its 1991 Annual Meeting of Shareholders, filed with the Commission on July 24, 1991.

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

(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by Medtronic during the quarter ended April 30, 1995.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MEDTRONIC, INC.

Dated: July 25, 1995

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

Dated: July 25, 1995

                                               BY: /S/ WILLIAM W. GEORGE
                                                     William W. George
                                                       President and
                                                   Chief Executive Officer
Dated: July 25, 1995

                                               BY:   /S/ ROBERT L. RYAN
                                                       Robert L. Ryan
                                                  Senior Vice President and
                                                   Chief Financial Officer
                                                  (Principal Financial and
                                                     Accounting Officer)


F. CALEB BLODGETT
ARTHUR D. COLLINS, JR.
WILLIAM W. GEORGE
ANTONIO M. GOTTO, JR., M.D.
BERNADINE P. HEALY, M.D.
VERNON H. HEATH
THOMAS E. HOLLORAN
EDITH W. MARTIN, PH.D.                               DIRECTORS
GLEN D. NELSON, M.D.
RICHARD L. SCHALL
JACK W. SCHULER
GERALD W. SIMONSON
GORDON M. SPRENGER
RICHARD W. SWALIN, PH.D.
WINSTON R. WALLIN

     Ronald E. Lund, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

Dated: July 25, 1995

                                               BY:   /S/ RONALD E. LUND
                                                       Ronald E. Lund
                                                      Attorney-in-Fact


                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Medtronic, Inc.

     Our audits of the consolidated financial statements referred to in our report dated May 22, 1995 appearing on page 38 of the 1995 Annual Shareholder Report of Medtronic, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Minneapolis, Minnesota
May 22, 1995


                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in each Prospectus constituting part of the Registration Statements on Form S-8 (Registration Nos. 2-65157, 2-68408, 33-169, 33-36552, 2-65156, 33-24212, 33-37529, 33-44230 and
33-55329) and Form S-4 (Registration No. 33-52751) of Medtronic, Inc. of our report dated May 22, 1995 appearing on page 38 of the 1995 Annual Shareholder Report which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule as shown above.

PRICE WATERHOUSE LLP

Minneapolis, Minnesota
July 25, 1995


                        MEDTRONIC, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                           (IN THOUSANDS OF DOLLARS)

                                                                                OTHER
                                                BALANCE AT                     CHANGES       BALANCE
                                                BEGINNING     CHARGES TO       (DEBIT)      AT END OF
                                                OF PERIOD      EARNINGS        CREDIT        PERIOD
Allowance for doubtful accounts:
 Year ended 4/30/95                              $20,123        $ 2,501      $(1,464)(a)     $22,416
                                                                               1,256 (b)
 Year ended 4/30/94                                9,456         13,185       (2,902)(a)      20,123
                                                                                 384
 Year ended 4/30/93                               17,229          9,404       (5,050)(a)       9,456
                                                                              (4,608)(c)
                                                                              (7,015)(d)
                                                                                (504)
Accrued warranty and product liability (e):
 Year ended 4/30/95                              $20,127        $16,062      $(5,956)(f)     $30,233
 Year ended 4/30/94                               15,326          8,645       (3,844)(f)      20,127
 Year ended 4/30/93                               15,544          4,667       (4,885)(f)      15,326


(a) Uncollectible accounts written off, less recoveries.

(b) Reflects primarily the effects of foreign currency fluctuations.

(c) Reflects the sale of all assets of the CardioCare division.

(d) Reflects reclassification of assets retained in the sale of the Nortech division.

(e) Includes both current and noncurrent amounts.

(f)  Claims settled, less reimbursement by insurance carrier






                                                   Commission File Number 1-7707


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    EXHIBITS

                                       TO

                                   FORM 10-K



                      ANNUAL REPORT PURSUANT TO SECTION 13

                                       OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 1995


                                     [LOGO]

                                Medtronic, Inc.
                            7000 Central Avenue N.E.
                          Minneapolis, Minnesota 55432
                            Telephone: 612/574-4000



                                 EXHIBIT INDEX


3.1 Medtronic Restated Articles of Incorporation, as amended to date (Exhibit 3.1).(g)

3.2      Medtronic Bylaws, as amended to date (Exhibit 3.2).(f)

4 Form of Rights Agreement dated as of June 27, 1991 between Medtronic and Norwest Bank Minnesota, National Association, including as Exhibit A thereto the form of Preferred Stock Purchase Right Certificate, incorporated by reference to Exhibit (1) of Medtronic's Form 8-A Registration Statement dated June 27, 1991 and filed with the Securities and Exchange Commission on June 28, 1991.

10.1     1994 Stock Award Plan (Appendix A).(b)

10.2     Management Incentive Plan (Appendix B).(b)

10.3 1979 Restricted Stock and Performance Share Award Plan, as amended to date (Exhibit 10.1).(d)

10.4     1979 Nonqualified Stock Option Plan, as amended (Exhibit A).(e)

10.5     Form of Employment Agreement for Medtronic executive officers.

10.6     1991 Restricted Stock Plan for Non-Employee Directors (Exhibit B).(e)

10.7     Capital Accumulation Plan Deferral Program (Exhibit 10.6).(d)

10.8     Postretirement Survivor Benefit Plan (Exhibit 10.7).(d)

10.9 Amendment effective October 1, 1993 to the Directors' Retirement Plan (Exhibit 10.9).(a)

10.10    Nonqualified Supplemental Benefit Plan (Exhibit 10.9).(d)

10.11    Management Incentive Plan Stock Option Replacement Program

11       Computation of Earnings Per Share.

13 Those portions of Medtronic's 1995 Annual Shareholder Report expressly incorporated by reference herein, which shall be deemed filed with the Commission.

21       List of Subsidiaries.

23 Consent and Report of Price Waterhouse (set forth on page 11 of this report).

24       Powers of Attorney.

27       Financial Data Schedule

_________________

         (a) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1994, filed with the Commission on July 27, 1994.

         (b) Incorporated herein by reference to the cited Appendix in Medtronic's Proxy Statement for its 1994 Annual Meeting of Shareholders filed with the Commission on July 27, 1994.

         (c) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1993, filed with the Commission on July 23, 1993.

         (d) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1992, filed with the Commission under cover of Form SE dated July 24, 1992.

         (e) Incorporated herein by reference to the cited exhibit in Medtronic's Proxy Statement for its 1991 Annual Meeting of Shareholders, filed with the Commission on July 24, 1991.

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