Form 10-Q
period 1995-07-28
MEDTRONIC INC
filed 1995-09-08
CIK 64670

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended July 28, 1995

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

                        Telephone number: (612) 574-4000





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Shares of common stock, $.10 par value, outstanding on August 31, 1995:

                                  115,579,619



                         PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                  MEDTRONIC, INC.
                         CONSOLIDATED STATEMENT OF EARNINGS
                                    (Unaudited)


                                                          Three months ended
                                                           July 28, July 29,
                                                            1995      1994
                                                         (in thousands, except
                                                             per share data)

Net sales                                                 $523,757  $403,795

Costs and expenses:
  Cost of products sold                                    150,337   126,396
  Research and development
    expense                                                 51,840    44,134
  Selling, general, and
    administrative expense                                 173,897   135,021
  Interest expense                                           1,754     2,657
  Interest income                                           (6,360)   (2,279)

    Total costs and expenses                               371,468   305,929

Earnings before income taxes                               152,289    97,866

Provision for income taxes                                  52,540    32,785

Net earnings                                              $ 99,749  $ 65,081

Weighted average shares
  outstanding                                              115,523    115,442

Net earnings per share                                    $   0.86   $   0.56


See accompanying notes to condensed consolidated financial statements.



                                MEDTRONIC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                                         July 28,   April 30,
                                                           1995        1995
                   ASSETS                                   (in thousands)
Current assets:
  Cash and cash equivalents                           $  141,580   $   98,292
  Short-term investments                                 306,004      225,357
  Accounts receivable, less allowance for
    doubtful accounts of $22,269 and $22,416             422,068      413,942

  Inventories:
      Finished goods                                      87,242       97,048
      Work in process                                     56,027       59,311
      Raw materials                                       69,136       65,573
        Total inventories                                212,405      221,932

  Prepaid expenses and other current assets              143,044      144,386

    Total current assets                               1,225,101    1,103,909

Property, plant, and equipment                           746,455      715,476
Accumulated depreciation                                (401,723)    (384,415)
  Net property, plant, and equipment                     344,732      331,061

Goodwill and other intangible assets, net                328,561      363,346
Other assets                                             129,460      148,416

    Total assets                                     $ 2,027,854  $ 1,946,732

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                               $   41,953  $    33,474
  Accounts payable                                        70,009      123,012
  Accrued liabilities                                    320,474      299,643
    Total current liabilities                            432,436      456,129

Long-term liabilities                                    130,100      119,734
Deferred income taxes                                     38,998       35,856

Shareholders' equity:
  Common stock--par value $.10                            11,554       11,551
  Retained earnings                                    1,421,698    1,329,594
  Cumulative translation adjustment                       23,048       23,848
                                                       1,456,300    1,364,993
  Receivable from Employee Stock Ownership Plan          (29,980)     (29,980)

    Total shareholders' equity                         1,426,320    1,335,013

    Total liabilities and shareholders' equity       $ 2,027,854  $ 1,946,732

See accompanying notes to condensed consolidated financial statements.



                              MEDTRONIC, INC.
               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                (Unaudited)

                                                         Three months ended
                                                         July 28,   July 29,
                                                           1995       1994
                                                           (in thousands)
OPERATING ACTIVITIES:
  Net earnings                                         $  99,749   $  65,081
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                       36,149      30,168
      Change in assets and liabilities:
        Decrease (increase) in accounts receivable        (8,027)      5,857
        Decrease in inventories                            9,494       1,960
        Decrease in accounts payable and
          accrued liabilities                            (31,540)    (23,636)
        Changes in other operating assets and
          liabilities                                        160     (11,451)

        Net cash provided by operating activities        105,985      67,979

INVESTING ACTIVITIES:
  Additions to property, plant, and equipment            (33,465)    (27,929)
  Purchases of marketable securities                     (64,094)    (10,079)
  Sales of marketable securities                          29,549       9,755
  Other investing activities (net)                        12,555       4,755

        Net cash used in investing activities            (55,455)    (23,498)

FINANCING ACTIVITIES:
  Increase in short-term borrowings (net)                 10,644      37,212
  Reductions to long-term debt (net)                        (357)     (5,237)
  Decrease in acquisition price payable                       --     (39,130)
  Dividends to shareholders                              (15,015)    (11,831)
  Repurchase of common stock                              (3,674)    (59,079)
  Issuance of common stock                                 1,887       1,366

        Net cash used in financing activities             (6,515)    (76,699)

Effect of exchange rate changes on cash and
  cash equivalents                                          (727)        465

Net Change in Cash and Cash Equivalents                   43,288     (31,753)

Cash and cash equivalents at beginning of period          98,292     108,720

Cash and cash equivalents at end of period             $ 141,580   $  76,967


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


Note 2 - Subsequent Event - Stock Split

On August 30, 1995, the Board of Directors approved a two-for-one common stock split in the form of a 100 percent stock dividend. This stock split will be effective for shareholders of record at the close of business on September 14, 1995 and distribution is expected to be made on September 29, 1995.

Earnings per share adjusted for the pro forma effect of the stock split will be $0.43 and $0.28 for the three-month periods ended July 28, 1995 and July 29, 1994, respectively. The effect of the stock split on shareholders' equity will be to double shares issued and outstanding to 231,089,300 and 231,018,850 at July 28, 1995 and April 30, 1995, respectively, and reclass $11,554 and $11,551 from retained earnings to common stock at July 28, 1995 and April 30, 1995, respectively.


Note 3 - Subsequent Event - Authorized Shares

On August 30, 1995, shareholders approved an amendment to Medtronic's Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 200,000,000 to 800,000,000.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Earnings

Net earnings for the first quarter ended July 28, 1995, were $99.7 million, an increase of 53.3 percent over the $65.1 million of the same quarter a year ago. Earnings per share were $0.86, representing a 53.6 percent increase over the $0.56 per share of the first quarter last year.

Sales

Exclusive of the effects of foreign currency translation, sales for the quarter ended July 28, 1995 increased 24.3 percent over last year. Sales growth in the quarter was positively impacted by $21.9 million of favorable exchange rate movements caused primarily by the weakening of the U.S. dollar versus major European currencies and the Japanese yen.

The growth over last year was led by strong contributions from the Pacing business, which includes bradycardia pacing and tachyarrhythmia management. Removing the impact of foreign exchange rate fluctuations, worldwide sales of the Pacing business grew 33.3 percent over the same quarter a year ago. Bradycardia sales continued to surpass the market rate of growth, led by rapid acceptance of the Thera(TM) pacemaker system throughout the world. Tachyarrthymia management sales more than doubled as the company's Jewel(TM) PCD(R) implantable cardioverter-defibrillator won increasing market share.

Sales of the other cardiovascular business, consisting of interventional vascular and cardiac surgery (heart valves, cardiopulmonary, DLP and blood management) increased 7.5 percent on a comparable operations basis in the quarter ended July 28, 1995. This was primarily attributable to the interventional vascular business which experienced strong sales growth over the prior year led by sales of the Falcon(TM) single-operator balloon catheter for coronary angioplasty, while the Medtronic Wiktor(TM) coronary stent made significant gains in Europe. Growth in both balloon and guiding catheters continues to result from significant unit sales growth partially offset by declining average selling prices. Quarter-to-quarter growth in the cardiac surgery businesses reflect continued progress by the cannulae and surgical accessories of Medtronic DLP and a solid performance by tissue heart valves. Growth in the cardiopulmonary and blood management businesses has been impacted by delays in new products.

Sales increases of the neurological and other business for the quarter ended July 28, 1995 increased 9.8 percent over comparable operations a year ago, led by growth in implantable drug infusion systems. Two new products - the Mattrix(R), introduced in worldwide markets, and the Itrel(R)3, launched in Europe - are expected to improve future sales of spinal cord stimulation systems.

Cost of Products Sold

Cost of products sold as a percent of sales was 28.7 percent for the quarter compared to 31.3 percent for the same quarter a year ago. The decrease in cost of products sold as a percent of sales results from increased productivity, the impact of favorable product and geographic mix combined with substantially increased volumes, and the favorable impact of foreign exchange rate fluctuations.

Selling, General, and Administrative Expense (SG&A)

SG&A expense for the quarter ended July 28, 1995 was $173.9 million compared to $135.0 million for the comparable period last year. Included in current quarter spending was a one-time adjustment to accelerate the amortization of certain intangibles related to a previous acquisition in the Heart Valve business. Despite this adjustment, SG&A as a percent of sales decreased from 33.4 percent a year ago to 33.2 percent for the current quarter. The decrease in SG&A as a percent of sales is attributable to strong sales growth and effective spending controls.

Income Taxes

The estimated effective tax rate for the company's current fiscal year is 34.5 percent compared to an effective rate of 33.5 percent for the fiscal year ended April 30, 1995. The company continues to experience upward pressure on the tax rate, resulting from tax legislation passed in 1993 which increased the U.S. corporate income tax rate and reduced U.S. tax benefits derived from operations in Puerto Rico. The impact of this federal tax legislation on the effective tax rate in future years will be primarily dependent upon the level of operating activity in Puerto Rico. Accordingly, the company cannot determine the impact the tax legislation will have on future operating results.

Liquidity and Capital Resources

Operating activities provided $106.0 million of cash and cash equivalents for the first quarter ended July 28, 1995 compared to $68.0 million in the same period a year ago. Working capital was $792.7 million at July 28, 1995, compared to $647.8 million at April 30, 1995. The current ratio was 2.8:1 and 2.4:1 at July 28, 1995 and April 30, 1995, respectively. Cash and cash equivalents increased $43.3 million during the three months ended July 28, 1995. The increase is primarily attributable to earnings growth in the quarter ended July 28, 1995. Significant uses of cash during the quarter included the reduction of trade accounts payable, purchases of property, plant and equipment and dividends to shareholders.


                          PART II -- OTHER INFORMATION


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At the company's 1995 Annual Meeting of Shareholders held on August 30, 1995, the shareholders approved the following:

     (a) The election of five class III directors of the company to serve for three-year terms ending in 1998, as follows:

Director                       Votes For               Votes Withheld

F. Caleb Blodgett              96,461,652                   594,780
Arthur D. Collins, Jr.         96,456,075                   600,357
Antonio M. Gotto, Jr., M.D.    96,481,210                   575,222
Thomas E. Holloran             96,435,331                   621,101
Winston R. Wallin              96,486,218                   570,214

           There were no broker non-votes.

         (b) A proposal to approve an amendment to Medtronic's Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 200,000,000 to 800,000,000. The proposal received 72,067,511 votes for, and 24,588,042 against, ratification. There were 430,879 abstentions and no broker non-votes.

         (c) A proposal to approve the adoption of the 1995 Employees Stock Purchase Plan. The proposal received 92,173,587 votes for, and 4,462,531 against, ratification. There were 420,314 abstentions and no broker non-votes.

         (d) A proposal to ratify the appointment of Price Waterhouse to serve as independent auditors of the company for the fiscal year ending April 30, 1996. The proposal received 96,710,974 votes for, and 127,144 against, ratification. There were 218,314 abstentions and no broker non-votes.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits

                    3.1 - Medtronic Restated Articles of Incorporation, as
                          amended to date.

                     11 - Statement on computation of per share earnings

                     27 - Financial Data Schedule (For SEC use only)

         (b)      Reports on Form 8-K

                     No report on Form 8-K was filed by the company during the quarter ended July 28, 1995.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Medtronic, Inc.
                                  (Registrant)



Date:  September 8, 1995            /s/  WILLIAM W. GEORGE
                                     William W. George
                                     President
                                     and Chief Executive Officer




Date:  September 8, 1995            /s/  ROBERT L. RYAN
                                     Robert L. Ryan
                                     Senior Vice President
                                     and Chief Financial Officer