Form 10-K/A
period 1995-04-30
MEDTRONIC INC
filed 1995-10-27
CIK 64670

FORM 10-K/A
                               (AMENDMENT NO. 1)
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ________________


Amendment No. 1 to annual report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the fiscal year ended April 30, 1995.

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


The undersigned registrant hereby amends Part IV, Item 14(a)3, entitled "Exhibits", of its Annual Report on Form 10-K for fiscal 1995 to add the following exhibits:


Exhibit No.
___________


99.1 Form 11-K for the Medtronic, Inc. and Participating Employers Supplemental Retirement Plan for the year ended April 30, 1995.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             MEDTRONIC, INC.


Dated:  October 25, 1995                     By: /s/  William W. George
                                                 William W. George, President
                                                 and Chief Executive Officer



                               INDEX OF EXHIBITS


    EXHIBITS
    ________

      99.1 Form 11-K for the Medtronic, Inc. and Participating Employers Supplemental Retirement Plan for the year ended April 30, 1995.