Form 10-Q
period 1995-10-27
MEDTRONIC INC
filed 1995-12-06
CIK 64670

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended October 27, 1995

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

                        Telephone number: (612) 574-4000





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


Shares of common stock, $.10 par value, outstanding on November 30, 1995:

                                  232,306,928



                         PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                MEDTRONIC, INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (Unaudited)

                                   Three months ended     Six months ended
                                   ------------------    --------------------
                                   Oct. 27,  Oct. 28,    Oct. 27,   Oct. 28,
                                     1995      1994        1995       1994
                                   --------  --------    --------   ---------
                                     (in thousands, except per share data)

Net sales                          $518,553  $408,151   $1,042,310  $811,947

Costs and expenses:
  Cost of products sold             145,185   127,763      295,522   254,159
  Research and development
    expense                          54,223    45,002      106,063    89,135
  Selling, general, and
    administrative expense          164,679   131,273      338,576   266,295
  Interest expense                    2,229     2,058        3,983     4,716
  Interest income                    (7,532)   (2,791)     (13,892)   (5,070)
                                   --------- ---------    --------- --------
    Total costs and expenses        358,784   303,305      730,252   609,235
                                   --------- ---------    --------- --------

Earnings before income taxes        159,769   104,846      312,058   202,712

Provision for income taxes           55,120    35,124      107,660    67,909
                                   --------- ---------    --------- --------

Net earnings                       $104,649  $ 69,722     $204,398  $134,803
                                   ========= =========    ========= ========

Weighted average shares
  outstanding                       231,159   229,760      231,104   230,416

Net earnings per share             $   0.45  $   0.30     $    .88  $   0.59
                                   ========= =========    ========= ========

See accompanying Notes to Condensed Consolidated Financial Statements.



                                MEDTRONIC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                                       October 27,  April 30,
                                                          1995         1995
                                                          ----         ----
                   ASSETS                                   (in thousands)
                   ------
Current assets:
  Cash and cash equivalents                           $  124,296   $   98,292
  Short-term investments                                 289,463      225,357
  Accounts receivable, less allowance for
    doubtful accounts of $21,736 and $22,416             416,143      413,942

  Inventories:
      Finished goods                                      90,892       97,048
      Work in process                                     61,196       59,311
      Raw materials                                       76,302       65,573
                                                       ---------    ---------
        Total inventories                                228,390      221,932

  Prepaid expenses and other current assets              139,427      144,386
                                                       ---------    ---------

    Total current assets                               1,197,719    1,103,909

Property, plant, and equipment                           760,174      715,476
Accumulated depreciation                                (414,515)    (384,415)
                                                       ---------    ---------
  Net property, plant, and equipment                     345,659      331,061

Goodwill and other intangible assets, net                319,018      363,346
Other assets                                             212,354      148,416
                                                       ---------    ---------

    Total assets                                      $2,074,750   $1,946,732
                                                      ==========   ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------
Current liabilities:
  Short-term borrowings                               $   22,245   $   33,474
  Accounts payable                                        60,457      123,012
  Accrued liabilities                                    308,628      299,643
                                                       ---------    ---------
    Total current liabilities                            391,330      456,129

Long-term liabilities                                    142,039      119,734
Deferred tax liabilities                                  32,794       35,856

Shareholders' equity:
  Common stock--par value $.10                            23,122       23,102
  Retained earnings                                    1,499,498    1,318,043
  Cumulative translation adjustment                       15,947       23,848
                                                       ---------    ---------
                                                       1,538,567    1,364,993
  Receivable from Employee Stock Ownership Plan          (29,980)     (29,980)
                                                       ---------    ---------

    Total shareholders' equity                         1,508,587    1,335,013
                                                       ---------    ---------

    Total liabilities and shareholders' equity        $2,074,750   $1,946,732
                                                      ==========   ==========

See accompanying notes to condensed consolidated financial statements.



                                MEDTRONIC, INC.
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)

                                                           Six months ended
                                                           ----------------
                                                          Oct. 27,  Oct. 28,
                                                            1995      1994
                                                            ----      ----
                                                            (in thousands)
OPERATING ACTIVITIES:
  Net earnings                                           $204,398   $134,803
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                        65,526     52,858
         Change in assets and liabilities:
        (Increase) decrease in accounts receivable         (7,872)     7,876
        (Increase) decrease in inventories                 (8,887)     1,473
        (Decrease) increase in accounts payable and
          accrued liabilities                             (50,889)     8,017
        Changes in other operating assets and
          liabilities                                     (23,318)   (18,909)
                                                          --------   --------

        Net cash provided by operating activities         178,958    186,118

INVESTING ACTIVITIES:
  Additions to property, plant, and equipment             (58,126)   (43,158)
  Purchases of marketable securities                     (169,105)   (55,616)
  Sales of marketable securities                          107,688     62,096
  Other investing activities (net)                          4,480      7,970
                                                          --------   --------

        Net cash used in investing activities            (115,063)   (28,708)

FINANCING ACTIVITIES:
  Decrease in short-term borrowings (net)                  (7,459)   (28,421)
  Reductions in long-term debt (net)                         (720)    (5,191)
  Decrease in acquisition price payable                         0    (39,130)
  Dividends to shareholders                               (29,990)   (23,576)
  Repurchase of common stock                               (3,674)   (59,079)
  Issuance of common stock                                  4,436      3,625
                                                          --------   -------

        Net cash used in financing activities             (37,407)  (151,772)

Effect of exchange rate changes on cash and
  cash equivalents                                           (484)       687
                                                          --------    ------

Net Change in Cash and Cash Equivalents                    26,004      6,325

Cash and cash equivalents at beginning of period           98,292    108,720
                                                         ---------   -------

Cash and cash equivalents at end of period               $124,296   $115,045
                                                         =========  ========


See accompanying notes to condensed consolidated financial statements.



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (amounts in thousands, except per share data)

Note 1 - Basis of Presentation
------------------------------
The unaudited condensed consolidated financial statements include the accounts of Medtronic, Inc. and all of its subsidiaries, after elimination of all significant intercompany transactions and accounts. In the opinion of management, all adjustments necessary for a fair presentation of operating results have been made. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole.


Note 2 - Stockholders' Equity
-----------------------------
On August 30, 1995, the Board of Directors approved a two-for-one common stock split, paid September 29, 1995 in the form of a 100 percent stock dividend to shareholders of record at the close of business on September 14, 1995. The stock split resulted in the issuance of 115,599 additional shares and the reclass of $11,560 from retained earnings to common stock, representing the par value of the shares issued. All references in the financial statements to average number of shares outstanding and earnings per share amounts have been restated to reflect the split.


Note 3 - Subsequent Events
--------------------------
In November 1995, the company acquired all of the outstanding capital stock of Pudenz-Schulte Medical Corporation ("PS Medical"), which manufactures and distributes cerebrospinal fluid shunts and neurosurgical implants such as catheters, reservoirs and fluid drainage systems, in a stock-for-stock transaction.

During November 1995, the company also acquired all of the outstanding capital stock of Micro Interventional Systems, Inc., a developer of products for the minimally invasive treatment of stroke and other diseases, in a stock-for-stock transaction.

These acquisitions will be integrated into, and will complement, the company's neurological business.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net Earnings
------------

Net earnings for the second quarter ended October 27, 1995 were $104.6 million, or $0.45 per share. Earnings per share reflect an increase of 50.0 percent over the $0.30 per share reported on earnings of $69.7 million in the same quarter last year. Net earnings increased 51.6 percent to $204.4 million for the six months ended October 27, 1995, compared to $134.8 million for the same period in the prior year. Earnings per share for the six-month period ended October 27, 1995 were $.88, an increase of 49.2 percent over the $0.59 reported last year.

Sales
-----

Sales for the quarter and six month period ended October 27, 1995 increased 27.0 percent and 28.4 percent, respectively, compared to the same periods last year. Exclusive of the effects of foreign currency translation, sales for the quarter and six month period ended October 27, 1995 increased 25.6 percent and 24.9 percent, respectively, over the comparable periods last year. Sales growth in the quarter and six-month period was positively impacted by $6.0 million and $27.9 million, respectively, of favorable exchange rate movements caused primarily by the weakening of the U.S. dollar versus major European currencies and the Japanese Yen.

The growth over last year was led by strong contributions from the Pacing business, which includes bradycardia pacing and tachyarrhythmia management. After removing the impact of foreign exchange rate fluctuations, worldwide sales of the Pacing business grew 30.1 percent and 31.7 percent, during the quarter and six-month period ended October 27, 1995, respectively, compared to the same periods a year ago. Bradycardia sales continued to reflect strong growth in both U.S. and non-U.S. markets, primarily on the strength of the Thera(R) pacemaker family worldwide and the improved Thera(R) i-series(TM) in Europe. The Thera(R) i-series(TM) pacemakers were commercially released in the U.S. in November 1995. Tachyarrthymia management sales nearly doubled last year's performance for the comparable periods as the company's Jewel(R) PCD(R) implantable cardioverter-defibrillator continues to hold a strong market share position. Sales outside the United States were led by Jewel(R) products offering single lead Active Can(TM) technology. The Jewel(R) Active Can(TM) models are currently in U.S. clinical evaluation.

Sales within the other cardiovascular business, consisting of interventional vascular and cardiac surgery (includes heart valves, cardiopulmonary, DLP and blood management) increased 13.9 percent and 10.6 percent on a comparable operations basis for the quarter and six-month period ended October 27, 1995, respectively. This growth was primarily attributable to the interventional vascular business which experienced strong sales growth in the U.S. led by the Falcon(R) single-operator balloon catheter for coronary angioplasty, and strong sales growth in Europe led by significant gains made by the Medtronic Wiktor(R) coronary stent.

In addition, guiding catheters were solid sales performers in the U.S., Europe and Japan. The growth in both balloon and guiding catheters continues to result from significant unit sales growth partially offset by declining average selling prices. Quarter-to-quarter growth in the cardiac surgery businesses reflect continued progress by the cannulae and surgical accessories of Medtronic DLP and a solid performance by tissue heart valves. Growth in the cardiopulmonary and blood management businesses has been impacted by delays in certain new products.

On a comparable operations basis, sales of the neurological and other businesses grew 26.4 percent and 18.1 percent for the quarter and six month period ended October 27, 1995, respectively, compared to the same periods in the prior year. This growth was led by two new products - the Mattrix(R) implantable drug infusion system, introduced in worldwide markets, and the Itrel(R)3 spinal cord stimulation system, launched in Europe. Both systems have won rapid market acceptance following their commercial introductions. Following FDA approval, the Itrel(R)3 was launched in the U.S. in November 1995.

Costs of Products Sold
----------------------

Cost of products sold as a percent of sales for the quarter and the six month period ended October 27, 1995 was 28.0 percent and 28.4 percent, respectively, compared to 31.3 percent for the quarter and the six month period a year ago. The decrease in the cost of products sold as a percent of sales resulted from increased productivity, the impact of favorable product and geographic mix combined with substantially increased volumes, and the favorable impact of foreign exchange rate fluctuations.

Research and Development Expense
--------------------------------

Research and development expense was $54.2 million for the quarter and $106.1 million for the six month period ended October 27, 1995, an increase of 20.5 percent and 19.0 percent, respectively, over the comparable periods of the prior year. The increase in research and development expense over the prior year comparable periods reflects the company's continued commitment and strategy to grow revenue and market share by developing technologically advanced medical devices to meet patient needs.

Selling, General, and Administrative Expense (SG&A)
---------------------------------------------------

SG&A expense for the quarter ended October 27, 1995, was $164.7 million compared to $131.3 million for the comparable period last year. SG&A as a percent of sales decreased from 32.2 percent a year ago to 31.8 percent for the current quarter. The decrease in SG&A as a percent of sales is attributable to strong sales growth combined with effective spending controls.

Interest
--------

Interest expense of $2.2 million for the quarter ended October 27, 1995 was slightly lower than the $2.1 million for the same period last year. Interest income of $7.5 million for the quarter ended October 27, 1995 increased significantly from the $2.8 million for the same period last year, and was primarily due to increased average investment balances over the prior year.

Income Taxes
------------

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

Liquidity and Capital Resources
-------------------------------

Operating activities provided $179.0 million of cash and cash equivalents for the six month period ended October 27, 1995 compared to $186.1 million for the same period a year ago. Working capital was $806.4 million at October 27, 1995, an increase of $158.6 million over the $647.8 million at April 30, 1995. The current ratio increased to 3.1:1 at October 27, 1995, compared to 2.4:1 at April 30, 1995. Cash and cash equivalents increased $26.0 million during the six months ended October 27, 1995, compared with an increase of $6.3 million during the same period last year. The increase in cash and cash equivalents is primarily attributable to earnings growth. Significant uses of cash during the six month period ended October 27, 1995 included the reduction of trade accounts payable, purchases of property, plant and equipment and dividends paid to shareholders.



                          PART II -- OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits

                     11 - Statement on computation of per share earnings

                     27 - Financial Data Schedule (For SEC use only)

         (b)      Reports on Form 8-K

                     No report on Form 8-K was filed by the company during the quarter ended October 27, 1995.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               Medtronic, Inc.
                                               (Registrant)



Date:  December 5, 1995                        /s/ WILLIAM W. GEORGE
                                               ---------------------
                                               William W. George
                                               President
                                               and Chief Executive Officer



Date:  December 5, 1995                        /s/ ROBERT L. RYAN
                                               ------------------
                                               Robert L. Ryan
                                               Senior Vice President
                                               and Chief Financial Officer