Form 10-Q
period 1996-01-26
MEDTRONIC INC
filed 1996-03-08
CIK 64670

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended January 26, 1996

       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to ______________



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


Shares of common stock, $.10 par value, outstanding on February 29, 1996:

                                                        234,131,829


                          PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                  MEDTRONIC, INC.
                         CONSOLIDATED STATEMENT OF EARNINGS
                                    (Unaudited)

                                   Three months ended     Nine months ended
                                   -------------------   ---------------------
                                   Jan 26,   Jan. 27    Jane. 26,   Jan. 27,
                                     1996      1995       1996        1995
                                   --------- ---------   ---------- ----------
                                     (in thousands, except per share data)

Net sales                          $529,203  $413,723   $1,573,011 $1,225,670

Costs and expenses:
  Cost of products sold             143,194   129,186      439,837    383,345
  Research and development
    expense                          61,203    46,756      167,870    135,891
  Selling, general, and
    administrative expense          162,977   132,181      502,919    398,476
  Interest expense                    1,739     2,049        5,721      6,765
  Interest income                    (6,368)   (3,780)     (20,283)    (8,850)
                                   --------- ---------   ---------- ----------
    Total costs and expenses        362,745   306,392    1,096,064    915,627
                                   --------- ---------   ---------- ---------

Earnings before income taxes        166,458   107,331      476,947    310,043

Provision for income taxes           57,428    35,955      164,547    103,864
                                   --------- ---------   ---------- ---------

Net earnings                       $109,030  $ 71,376    $ 312,400  $ 206,179
                                   ========= =========   ========== =========

Weighted average shares
  outstanding                       233,592   230,096      232,835    230,346

Net earnings per share             $   0.47  $   0.31    $    1.34  $    0.90
                                   ========= =========   ========== =========

See accompanying Notes to Condensed Consolidated Financial Statements.


                                 MEDTRONIC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                     January 26,    April 30,
                                                        1996         1995
                                                       ---------    ---------
                   ASSETS                                   (in thousands)
Current assets:
  Cash and cash equivalents                           $  120,131   $   98,292
  Short-term investments                                 306,202      225,357
  Accounts receivable, less allowance for
    doubtful accounts of $21,207 and $22,416             420,313      413,942

  Inventories:
      Finished goods                                     101,195       97,048
      Work in process                                     66,496       59,311
      Raw materials                                       77,533       65,573
                                                       ---------    ---------
        Total inventories                                245,224      221,932

  Prepaid expenses and other current assets              145,489      144,386
                                                       ---------    ---------

    Total current assets                               1,237,359    1,103,909

Property, plant, and equipment                           780,351      715,476
Accumulated depreciation                                (417,290)    (384,415)
                                                       ---------    ---------
  Net property, plant, and equipment                     363,061      331,061

Goodwill and other intangible assets, net                375,720      363,346
Other assets                                             254,137      148,416
                                                       ---------    ---------

    Total assets                                      $2,230,277   $1,946,732
                                                      ==========   ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                               $   30,521   $   33,474
  Accounts payable                                        67,616      123,012
  Accrued liabilities                                    292,231      299,643
                                                       ---------    ---------
    Total current liabilities                            390,368      456,129

Long-term liabilities                                    144,904      119,734
Deferred tax liabilities                                  39,383       35,856

Shareholders' equity:
  Common stock--par value $.10                            23,401       23,102
  Retained earnings                                    1,660,525    1,318,043
  Cumulative translation adjustment                        1,676       23,848
                                                       ---------    ---------
                                                       1,685,602    1,364,993
  Receivable from Employee Stock Ownership Plan          (29,980)     (29,980)
                                                       ---------    ---------

    Total shareholders' equity                         1,655,622    1,335,013
                                                       ---------    ---------

    Total liabilities and shareholders' equity        $2,230,277   $1,946,732

See accompanying notes to condensed consolidated financial statements.


                                 MEDTRONIC, INC.
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                           Nine months ended
                                                           -----------------
                                                          Jan. 26,  Jan. 27,
                                                            1996      1995
                                                          -------    --------
                                                             (in thousands)
OPERATING ACTIVITIES:
  Net earnings                                           $312,400   $206,179
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                        91,629     77,397
         Change in assets and liabilities:
          (Increase) decrease in accounts receivable      (19,085)     5,950
          (Increase) decrease in inventories              (27,565)     4,863
         Decrease in accounts payable and
          accrued liabilities                             (53,136)    (8,801)
        Changes in other operating assets and
          liabilities                                      24,641    (28,180)
                                                          -------    --------

        Net cash provided by operating activities         328,884    257,408

INVESTING ACTIVITIES:
  Additions to property, plant, and equipment             (94,698)   (65,737)
  Purchases of marketable securities                     (418,948)  (140,542)
  Sales of marketable securities                          280,987    100,196
  Other investing activities (net)                        (18,859)     8,450
                                                         ----------   -------

        Net cash used in investing activities            (251,518)   (97,633)

FINANCING ACTIVITIES:
  Increase (decrease) in short-term borrowings (net)          962    (17,590)
  Reductions in long-term debt (net)                       (1,592)    (5,078)
  Decrease in acquisition price payable                         0    (39,130)
  Dividends to shareholders                               (45,217)   (35,394)
  Repurchase of common stock                              (33,574)   (59,079)
  Issuance of common stock                                 25,376     17,108
                                                          --------   -------

        Net cash used in financing activities             (54,045)  (139,163)

Effect of exchange rate changes on cash and
  cash equivalents                                         (1,482)       (81)
                                                          --------    -------

Net Change in Cash and Cash Equivalents                    21,839     20,531

Cash and cash equivalents at beginning of period           98,292    108,720
                                                         ---------   -------

Cash and cash equivalents at end of period               $120,131   $129,251
                                                         =========  ========

Supplemental Noncash Investing and Financing Activities
  Issuance of common stock for acquisition of
    subsidiary, net of cash acquired                     $ 68,951   $      0
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


Note 3 - Acquisitions

On November 2, 1995, the company acquired all of the outstanding capital stock of Pudenz-Schulte Medical Corporation ("PS Medical") at a cost of $70.1 million. This acquisition has been accounted for as a purchase and, accordingly, the results of operations have been included in the consolidated financial statements since the date of acquisition. Additional future payments are contingent upon achieving specified milestones. These contingent payments, if any, will be reflected as acquisition costs when the contingencies are resolved. PS Medical manufactures and distributes cerebrospinal fluid shunts and neurosurgical implants such as catheters, reservoirs and fluid drainage systems. Pro forma financial information is not presented as the results of the acquisition, assuming that the transaction was consummated at the beginning of each year presented, would not be materially different from the results reported.

On November 3, 1995, the company issued approximately 1,246 shares of its common stock for all of the outstanding capital stock of Micro Interventional Systems, Inc.("MIS") a developer of products for the minimally invasive treatment of stroke and other diseases. The merger has been accounted for as a pooling-of-interests and, accordingly the company's consolidated financial statements for the first two quarters of FY96 have been restated to include the results of operations, financial positions, and cash flows of MIS. Prior years activity has not been restated as the impact of the merger in prior years is not considered material and restatement is therefore not required. Net sales and net earnings (loss) for the individual entities are as follows:

                                  Medtronic       MIS          Combined
                                 ----------     -------       -----------
Three months ended
  July 28, 1995
         Net sales                $523,757        $682          $524,439
         Net earnings (loss)        99,749        (546)           99,203

Three months ended
  October 27, 1995
         Net sales                $518,553        $816          $519,369
         Net earnings (loss)       104,649        (482)          104,167

Nine months ended
  January 26, 1996
         Net sales              $1,570,946      $2,065        $1,573,011
         Net earnings (loss)       314,088      (1,688)          312,400

These acquisitions will be integrated into, and will complement, the company's neurological business.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Earnings

Net earnings for the third quarter ended January 26, 1996 were $109.0 million, or $0.47 per share. Earnings per share reflect an increase of 51.6 percent over the $0.31 per share reported on earnings of $71.4 million in the same quarter last year. Net earnings increased 51.5 percent to $312.4 million for the nine months ended January 26, 1996, compared to $206.2 million for the same period in the prior year. Earnings per share for the nine-month period ended January 26, 1996 were $1.34, an increase of 48.9 percent over the $0.90 reported last year.

Sales

Sales for the quarter and nine month period ended January 26, 1996 increased
27.9 percent and 28.3 percent, respectively, compared to the same periods last year. Exclusive of the effects of foreign currency translation, sales for the quarter and nine month period ended January 26, 1996 increased 26.2 percent and
25.5 percent, respectively, over the comparable periods last year. Sales growth in the quarter and nine-month period was positively impacted by $7.1 million and $35.1 million, respectively, of favorable exchange rate movements caused primarily by the weakening of the U.S. dollar versus major European currencies and the Japanese Yen.

The growth over last year was led by strong contributions and continuing market-share gains from the Pacing business, which includes bradycardia pacing and tachyarrhythmia management. After removing the impact of foreign exchange rate fluctuations, worldwide sales of the Pacing business grew 30.9 percent and
31.4 percent, during the quarter and nine-month period ended January 26, 1996, respectively, compared to the same periods a year ago. Bradycardia sales continued to reflect strong growth in both U.S. and non-U.S. markets, primarily on the strength of the Thera(R) pacemaker family worldwide and the improved Thera(R) i-series(TM) pacemaker in Europe and the U.S. The Thera(R) i-series(TM) pacemakers were commercially released in the U.S. in November 1995. Tachyarrthymia management sales more than doubled last year's performance for the comparable periods as the company's Jewel(R) PCD(R) implantable cardioverter-defibrillator continues to hold a strong market share position. Sales outside the United States were also led by Jewel(R) products offering single lead Active Can(TM) technology. The Jewel(R) Active Can(TM) models were commercially released in the U.S. in December 1995 and have received strong market acceptance. Subsequent to quarter end, the innovative successors to these Pacing products, a new family of dual-sensor pacemakers and the Micro Jewel(TM) implantable defibrillator, entered clinical evaluation in Europe.

Sales within the other cardiovascular business, consisting of interventional vascular and cardiac surgery (includes heart valves, cardiopulmonary, DLP and blood management) increased 9.1 percent and 10.1 percent on a comparable operations basis for the quarter and nine-month period ended January 26, 1996, respectively. This growth was primarily attributable to the interventional vascular business which experienced strong sales growth led by significant gains made by the Medtronic Wiktor(R) coronary stent in Europe and Japan. In addition, guiding catheters were solid sales performers. Balloon catheter sales remain solid, however, pricing pressures more than offset the unit growth.

Quarter-to-quarter revenues from the cardiac surgery business were relatively flat with those of the prior year. Continued progress by the cannulae and surgical accessories of Medtronic DLP was offset by less than anticipated results of the other cardiac surgery businesses. Growth in the cardiopulmonary and blood management businesses has continued to be impacted by delays in the release of certain new products.

Exclusive of the effects of foreign currency translation, sales of the neurological and other businesses grew 44.5 percent and 28.4 percent for the quarter and nine month period ended January 26, 1996, respectively, compared to the same periods in the prior year. This growth was led by two new products - the Mattrix(R) implantable drug infusion system, introduced in worldwide markets, and the Itrel(R)3 spinal cord stimulation system, launched in Europe and the U.S. The Itrel(R)3 was launched in the U.S. in November 1995. In addition, this growth was led by contributions from the November 1995 acquisitions of PS Medical and MIS.

Costs of Products Sold

Cost of products sold as a percent of sales for the quarter and the nine month period ended January 26, 1996 was 27.1 percent and 28.0 percent, respectively, compared to 31.2 percent and 31.3 percent, respectively, for the quarter and the nine month period a year ago. The decrease in the cost of products sold as a percent of sales resulted from increased productivity, the impact of favorable product and geographic mix combined with substantially increased volumes, and the favorable impact of foreign exchange rate fluctuations.

Research and Development Expense

Research and development expense was $61.2 million for the quarter and $167.9 million for the nine month period ended January 26, 1996, an increase of 30.9 percent and 23.5 percent, respectively, over the comparable periods of the prior year. The increase in research and development expense over the prior year comparable periods reflects the company's continued financial commitment and strategy to grow revenue and market share by developing technologically advanced medical devices to meet patient needs.

Selling, General, and Administrative Expense (SG&A)

SG&A expense for the quarter ended January 26, 1996, was $163.0 million compared to $132.2 million for the comparable period last year. SG&A as a percent of sales decreased from 31.9 percent a year ago to 30.8 percent for the current quarter. The decrease in SG&A as a percent of sales is attributable to strong sales growth combined with effective spending controls.

Interest

Interest expense of $1.7 million for the quarter ended January 26, 1996 was slightly lower than the $2.0 million for the same period last year. Interest income of $6.4 million for the quarter ended January 26, 1996 increased significantly from the $3.8 million for the same period last year, and was primarily due to increased average investment balances over the prior year.

Income Taxes

The estimated effective tax rate for the company's current fiscal year is 34.5 percent compared to an effective rate of 33.5 percent for the fiscal year ended April 30, 1995. The company continues to experience upward pressure on the tax rate, resulting from tax legislation passed in 1993 which increased the U.S. corporate income tax rate and reduced U.S. tax benefits derived from operations in Puerto Rico. The impact of the federal tax legislation on the effective tax rate in future years will be primarily dependent upon the level of operating activity in Puerto Rico. Accordingly, the company cannot yet determine the impact the tax legislation will have on future operating results.

Liquidity and Capital Resources

Operating activities provided $328.9 million of cash and cash equivalents for the nine month period ended January 26, 1996 compared to $257.4 million for the same period a year ago. Working capital was $847.0 million at January 26, 1996, an increase of $199.2 million over the $647.8 million at April 30, 1995. The current ratio increased to 3.2:1 at January 26, 1996, compared to 2.4:1 at April 30, 1995. Cash and cash equivalents increased $21.8 million during the nine months ended January 26, 1996, compared with an increase of $20.5 million during the same period last year. Significant uses of cash during the nine month period ended January 26, 1996 included the reduction of trade accounts payable, purchases of marketable securities, purchases of property, plant and equipment, dividends paid to shareholders, and repurchases of common stock.

Government Regulation and Other Matters

The company operates in an industry susceptible to significant product liability claims. In recent years, there has been an increased public interest in product liability claims for implanted medical devices, including pacemakers and leads. These claims may be brought by individuals seeking relief for themselves or, increasingly, by groups seeking to represent a class. The Company has experienced an increase in such claims and currently has a case (Lohr v. Medtronic) before the U.S. Supreme Court to determine whether a device cleared by the FDA for commercial release can later be challenged as unsafe. The outcome of this case could potentially have a significant impact on the cost to the company, and other medical device makers, to defend product liability claims. Management believes that the company's risk management practices, including insurance coverage, are reasonably adequate to protect against potential product liability losses.



                          PART II -- OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits

                     11 - Statement on computation of per share earnings

                     27 - Financial Data Schedule (For SEC use only)

         (b)      Reports on Form 8-K

                     No report on Form 8-K was filed by the company during the quarter ended January 26, 1996.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  Medtronic, Inc.
                                                    (Registrant)



Date:  March 5, 1996                         /s/ William W. George
                                             William W. George
                                             President
                                             and Chief Executive Officer



Date:  March 5, 1996                         /s/ Robert L. Ryan
                                             Robert L. Ryan
                                             Senior Vice President
                                             and Chief Financial Officer