Form 10-K/A
period 1995-05-30
MEDTRONIC INC
filed 1996-05-24
CIK 64670

FORM 10-K/A (AMENDMENT NO. 2)

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

This Form 10-K/A amends portions of Exhibit 13 to the Form 10-K.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 24, 1996                          MEDTRONIC, INC.

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

Dated: May 24, 1996

                                             By: /s/ William W. George
                                                 William W. George
                                                 President and
                                                 Chief Executive Officer

Dated: May 24, 1996

                                             By: /s/ Robert L. Ryan
                                                 Robert L. Ryan
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                  Accounting Officer)

F. CALEB BLODGETT
ARTHUR D. COLLINS, JR.
WILLIAM W. GEORGE
ANTONIO M. GOTTO, JR., M.D.
BERNADINE P. HEALY, M.D.
VERNON H. HEATH
THOMAS E. HOLLORAN                             DIRECTORS
GLEN D. NELSON, M.D.
RICHARD L. SCHALL
JACK W. SCHULER
GERALD W. SIMONSON
GORDON M. SPRENGER
RICHARD W. SWALIN, PH.D.
WINSTON R. WALLIN

Ronald E. Lund, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

Dated: May 24, 1996                          By: /s/ Ronald E. Lund
                                                 Ronald E. Lund
                                                 Attorney-in-Fact