Form 10-K
period 1996-04-30
MEDTRONIC INC
filed 1996-07-24
CIK 64670

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

    FOR THE FISCAL YEAR ENDED APRIL 30, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES __X__ NO ____

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ( )

AGGREGATE MARKET VALUE OF VOTING STOCK OF MEDTRONIC, INC. HELD BY NONAFFILIATES OF THE REGISTRANT AS OF JULY 5, 1996, BASED ON THE CLOSING PRICE OF $53.50 AS REPORTED ON THE NEW YORK STOCK EXCHANGE:
$12.61 BILLION.

SHARES OF COMMON STOCK OUTSTANDING ON JULY 5, 1996: 239,509,382

                     DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF REGISTRANT'S 1996 ANNUAL SHAREHOLDERS REPORT ARE INCORPORATED BY REFERENCE INTO PARTS I, II AND IV; PORTIONS OF REGISTRANT'S PROXY STATEMENT FOR ITS 1996 ANNUAL MEETING ARE INCORPORATED BY REFERENCE INTO PART III.



                                    PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS Medtronic, Inc. (together with its subsidiaries, "Medtronic" or the "company") was incorporated as a Minnesota corporation in 1957. Medtronic is the world's leading therapeutic medical technology company specializing in implantable and invasive therapies. Primary products include implantable pacemaker systems used for treatment of bradycardia, implantable tachyarrhythmia management systems, mechanical and tissue heart valves, balloon and guiding catheters used in angioplasty, stents, implantable neurostimulation and drug delivery systems, and perfusion systems including blood oxygenators, centrifugal blood pumps, cannula products, and autotransfusion and blood monitoring systems.

In fiscal 1996 and early fiscal 1997, the company also expanded its opportunities to meet unmet medical needs by adding new growth platforms through the acquisition of several companies: Pudenz-Schulte Medical Corporation ("PS Medical"), which manufactures and distributes cerebrospinal fluid shunts and neurosurgical implants; Micro Interventional Systems, which develops products for the minimally invasive treatment of stroke and peripheral vascular diseases; Synectics Medical AB of Stockholm, Sweden, the world leader in computer-supported systems to diagnose urological and digestive disorders and sleep apnea; AneuRx, Inc., which develops minimally invasive aneurysm repair therapy; and InStent Inc., which develops self-expanding and balloon expandable stents used in several of the body's fluid passageways.

Medtronic operates in a single industry segment, that of providing products for medical applications. Its revenues, operating profits and assets for the past three fiscal years (1994-1996) have been attributable to this single industry segment. The company does business in more than 120 countries and reports on three business units -- Pacing, Other Cardiovascular, and Neurological and Other
- -- and three geographic areas -- the Americas, Europe/Middle East/Africa, and Asia/Pacific.

BUSINESS NARRATIVE. Pacing is the company's largest business unit, consisting primarily of Bradycardia Pacing, which produces products for treating patients with slow or irregular heartbeats, and Tachyarrhythmia Management, which develops products to treat abnormally fast heart rhythms. The bradycardia pacing systems include pacemakers, leads and accessories. The pacemakers can be noninvasively programmed by the physician to adjust sensing, electrical pulse intensity, rate, duration and other characteristics, and can produce impulses to cause contractions in either the upper or lower heart chamber, or both, in appropriate relation to heart activity. The company's Model 9790 programmer was enhanced in fiscal 1996 with improved software and increased memory and, as before, can be used interchangeably with all of the company's bradycardia pacemakers as well as with its Jewel(r) line of tachyarrhythmia management devices. Advances in bradycardia pacing in fiscal 1996 include the commercial release of the Thera(r) i-series of pacemakers in the U.S., which is a family of four pacemakers with expanded capabilities for virtually every pacing application, and release of the CapSure(r)Z and CapSureFix(r) steroid-eluting leads. These leads deliver more concentrated levels of electrical energy that extend device life and, in the case of CapSureFix(r), permit anchoring of the lead in the heart. More than half of Medtronic's revenues are generated from the sale of implantable cardiac pacemaker systems for treatment of bradycardia.

The Tachyarrhythmia Management business produces implantable devices and transvenous lead systems for treating ventricular tachyarrhythmias, which are abnormally fast, and sometimes fatal, heartbeats. The systems offer a tiered therapy of pacing, cardioversion and defibrillation, and may be implanted without a thoracotomy, which reduces patient trauma and hospitalization time and costs. The company's Jewel(r) line of devices was expanded in November 1995 with the commercial release of the Jewel(r) Active Can(tm) in the U.S. This system makes implantation possible with a single lead, resulting in faster, less costly implantation and quicker patient recovery. In July 1996, the Micro Jewel(r) implantable defibrillator, which offers expanded diagnostic capabilities in a smaller size device, was cleared by the FDA for commercial release in the U.S. The Jewel(r) line of devices, like the bradycardia pacemakers, are programmed with the Model 9790 pacing programmer.

The company's Pacing business unit accounted for 68.2% of Medtronic's net sales during the fiscal year ended April 30, 1996 ("fiscal 1996"), 66.0% of net sales in fiscal 1995 and 68.5% of net sales in fiscal 1994.

The Other Cardiovascular business unit is comprised of the Vascular and Cardiac Surgery business. The Vascular business was established in fiscal 1996 to focus the company's involvement in minimally invasive therapies for the treatment of disease and damage to cerebral, coronary and peripheral blood vessels. Medtronic's primary involvement in the vascular area has been in coronary angioplasty. The company offers coronary angioplasty balloon and guide catheters worldwide. The company's Wiktor stent, used in coronary applications, is widely used outside the U.S. and is awaiting FDA approval in the U.S. Medtronic also provides EP catheters and ablation systems. Adding to the company's existing expertise in the vascular area are three newly acquired companies: Micro Interventional Systems, which develops products for the minimally invasive treatment of stroke and peripheral vascular diseases; AneuRx, Inc., which develops minimally invasive aneurysm repair therapy; and InStent Inc., which develops self-expanding and balloon expandable stents used in several of the body's fluid passageways.

The Cardiac Surgery business includes the Heart Valves, Cardiopulmonary, Cannulae and Blood Management businesses. Through a series of strategic acquisitions over the past decade, Medtronic now markets a complete line of blood-handling products that form a life-saving circuit by maintaining blood circulation, oxygen supply and body temperature while the patient is undergoing emergency treatment or open-heart surgery. The company's Heart Valve business produces tissue and mechanical valves and repair products for damaged or diseased heart valves. In March 1996, the Blood Management business received approval to market commercially in the U.S. its Sequestra(tm) 1000 autotransfusion system, which recovers and processes a patient's blood during major surgery, minimizing any concern about the transmission of bloodborne diseases.

The company's Other Cardiovascular business unit accounted for 24.1% of net sales in fiscal 1996, 26.5% of net sales in fiscal 1995 and 24.0% of net sales for fiscal 1994.

The company's Neurological and Other business unit consists of the Neurological business and Developing Businesses and Ventures. The Neurological business consists of the Neurostimulation business, which produces implantable systems for spinal cord and brain stimulation, and the Drug Delivery business, which produces implantable programmable drug delivery systems that are used in treating chronic intractable pain, tremor and spasticity. These include the Itrel(r) 3 spinal cord stimulation system, which was commercially released in Europe and the U.S. in fiscal 1996 and features a patient-operated control unit, as well as the SynchroMed(r) drug delivery system. The Mattrix(r) stimulator, which was commercially released in the U.S. in June 1995, is the first neurostimulation system that offers a dual stimulation mode for more effective pain management. In November 1995, the company added a new growth platform in this sector by acquiring PS Medical, which manufactures and distributes cerebrospinal fluid shunts and neurosurgical implants.

The company's Drug Delivery business is collaborating with several biotechnology companies to develop therapies for neurodegenerative disorders such as Alzheimer's disease, Parkinson's disease, and amyotrophic lateral sclerosis or Lou Gehrig's disease. Compounds for treating these diseases, called neurotrophic factors, are still in development by these companies. Once they are proven to be safe and effective, Medtronic believes its drug delivery technology could be effective in administering these agents directly to their site of action in precise doses.

The Neurological and Other business unit accounted for 7.7% of net sales for fiscal 1996, 7.5% of net sales for fiscal 1995 and 7.5% of net sales for fiscal 1994.

Developing Businesses and Ventures focuses on using the company's core technologies to meet unmet medical needs that are beyond the immediate areas of focus of the other sectors. In April 1996, the company also added a new growth platform through the acquisition of Synectics Medical AB of Stockholm, Sweden, the world leader in computer-supported systems to diagnose urological and digestive disorders and sleep apnea.

GOVERNMENT REGULATION. Government and private sector initiatives to limit the growth of health care costs, including price regulation and competitive pricing, are continuing in several countries in which the company does business, including the United States. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical therapies. Although the company believes it is well positioned to respond to changes resulting from this worldwide trend toward cost containment, the uncertainty as to the outcome of any proposed legislation or changes in the marketplace precludes the company from predicting the impact these changes may have on future operating results.

In the United States, the Food and Drug Administration (the "FDA"), among other governmental agencies, is responsible for regulating the introduction of new medical devices, including laboratory and manufacturing practices, and labeling and recordkeeping for medical devices, and review of manufacturers' required reports of adverse experience to identify potential problems with marketed medical devices. The FDA can ban certain medical devices, detain or seize adulterated or misbranded medical devices, order repair, replacement, or refund of such devices, and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain certain violations of the Food, Drug and Cosmetic Act and the Safe Medical Devices Act pertaining to medical devices, or initiate action for criminal prosecution of such violations. Many of the devices that Medtronic develops and markets are in a category for which the FDA has implemented stringent clinical investigation and premarket clearance requirements. Moreover, the FDA administers certain controls over the export of such devices from the United States.

Medical device laws are also in effect in many of the countries in which Medtronic does business outside the United States. These range from comprehensive device approval requirements for some or all of Medtronic's medical device products to requests for product data or certifications. The number and scope of these requirements is increasing.

In the early 1990's the review time by the FDA to clear medical devices for commercial release lengthened and the number of approvals, both of 510(k) submissions and pre-market approval applications ("PMA's"), decreased. In response to public and congressional concern, the FDA has attempted to address these issues by approving more 510(k) submissions and approving them more quickly. Some progress has also been made in the number of PMA's and PMA-Supplements approved, but review times for leading-edge, innovative products remain long. While the trend is in the right direction, the lengthy approval time remains a significant issue and various legislative solutions to resolve this are currently before the U.S. Congress.

In 1994, the U.S. Health Care Financing Administration ("HCFA"), which establishes Medicare reimbursement policy and practice, determined that medical devices not cleared for commercial release by the FDA should not be reimbursed by Medicare. This action for a period of time virtually prevented Medicare patients from receiving the more advanced devices used in clinical trials and provided strong incentives for clinical research to move to non-U.S. markets. In 1995, HCFA changed its position by permitting Medicare reimbursement for devices that are next-generation improvements of devices previously cleared for marketing. HCFA also clarified that reimbursement would be allowed for previously cleared devices that are used for new indications. Since most devices in clinical trials fall into one of these two categories, these changes have addressed the concerns created by Medicare's 1994 initiatives.

In keeping with the increased emphasis on cost effectiveness in health care delivery, the current trend among hospitals and other customers of medical device manufacturers is to consolidate into larger purchasing groups to enhance purchasing power. The medical device industry has also been consolidating rapidly, partly in order to offer a broader range of products to large purchasers. As a result, transactions with customers are more significant, more complex and tend to involve more long-term contracts than in the past. This enhanced purchasing power may also increase the pressure on product pricing, although management is unable to estimate the potential impact at this time. Management believes that in this climate it is increasingly important to offer a full line of products in order to better serve the many requirements of multi-hospital purchasers.

Medtronic is also subject to various environmental laws and regulations both in the United States and abroad. The operations of the company, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While it is difficult to quantify the potential impact of compliance with environmental protection laws, management believes that such compliance will not have a material impact on the company's financial position, results of operations or liquidity.

The company operates in an industry susceptible to significant product liability claims. In recent years, there has been an increased public interest in product liability claims for implanted medical devices, including pacemakers and leads. These claims may be brought by individuals seeking relief for themselves or, increasingly, by groups seeking to represent a class, and the company has experienced an increase in such claims. In June 1996, the company lost a case (Lohr v. Medtronic) before the U.S. Supreme Court to determine whether a device cleared by the FDA for commercial release can later be challenged as unsafe. While this outcome could potentially increase the cost to the company, and other medical device makers, to defend product liability claims, it is not expected to have a material adverse financial impact on the company. In addition, product liability claims may be asserted against the company in the future relative to events not known to management at the present time. Management believes that the company's risk management practices, including insurance coverage, are reasonably adequate to protect against potential product liability losses.

SALES, MARKETS AND DISTRIBUTION METHODS. The primary markets for Medtronic's products are hospitals, other medical institutions and physicians in the United States and other countries around the world. No one customer individually accounts for a material amount of Medtronic's total sales.

Medtronic sells most of its products and services directly through its staff of trained, full-time sales representatives. Sales by these representatives accounted for approximately 95.1% of Medtronic's U.S. sales and approximately 67.5% of its sales from other countries in fiscal 1996. The remaining sales were made through independent distributors.

RAW MATERIALS AND PRODUCTION. Medtronic generally has vertically integrated manufacturing operations, and makes its own lithium batteries, feedthroughs, integrated and hybrid circuits, microprocessors, and certain other components. Medtronic purchases many of the parts and materials used in manufacturing its components and products from external suppliers. Medtronic's single- and sole-sourced materials include biomaterials such as adhesives, polymers, elastomers and resins; certain integrated circuits and other electrical/electronic/ mechanical components; power sources, battery anodes, pyrolytic carbon discs, pharmaceutical preparations such as Lioresal(r) (baclofen, USP) Intrathecal (registered trademark of CIBA-GEIGY Corporation), and computer and other peripheral equipment.

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

COMPETITION AND INDUSTRY. Medtronic sells therapeutic and diagnostic medical devices in the United States and around the world. In the businesses in which Medtronic competes, the company faces a mixture of competitors ranging from large multi-national industrial manufacturers to regional or national manufacturers that offer a limited selection of products. Important factors to Medtronic's customers include product reliability and performance, product technology that provides for improved patient benefits, product price, and breadth of product lines and related product services provided by the manufacturer. Major shifts in industry market share have occurred in connection with product problems, physician advisories and safety alerts, reflecting the importance and risks of product quality in the medical device industry.

Medtronic is the leading manufacturer and supplier of pacemakers in both the U.S. and non-U.S. markets. Worldwide, approximately ten manufacturers compete in the pacemaker industry. In the U.S., Medtronic and three other manufacturers account for a significant portion of pacemaker sales. Medtronic and five other manufacturers account for most of the non-U.S. pacemaker sales.

In the tachyarrhythmia management device market, Medtronic and two other manufacturers based in the U.S. account for most sales of implantable defibrillators within and outside the U.S. Medtronic's Jewel(r) PCD(r) devices are commercially available with the company's Transvene(tm) leads in U.S. and non-U.S. markets. At least three other companies have devices in various stages of development and clinical evaluation.

In the vascular market, which includes balloon and guiding catheters, and implantable stents and grafts, there are numerous competitors worldwide. Medtronic believes that it is the leading manufacturer and supplier of guiding catheters worldwide for coronary vascular applications. Medtronic and three other manufacturers account for most combined balloon and guiding catheter sales. In stents, Medtronic and two competitors account for most sales worldwide, with one competitor holding a dominant market position and numerous new competitors emerging.

Medtronic is the second largest manufacturer and supplier of both tissue and mechanical heart valves within and outside the U.S. A large manufacturer and distributor of hospital products and services is the major competitor in tissue heart valves and another company is the major competitor in mechanical heart valves. These two companies and Medtronic are the primary manufacturers and suppliers of heart valves within the U.S. These three companies plus a few other competitors account for most of the worldwide heart valve sales.

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

RESEARCH AND DEVELOPMENT. Medtronic spent $236.7 million on research and development (10.9% of net sales) in fiscal 1996, $191.4 million (11.0% of net sales) in fiscal 1995 and $156.3 million (11.2% of net sales) in fiscal 1994. These amounts have been applied toward improving existing products, expanding their applications, and developing new products. Medtronic's research and development projects span such areas as sensing and treatment of cardiovascular disorders (including bradycardia and tachyarrhythmia, fibrillation, and sinus node abnormalities); improved heart valves, membrane oxygenators and centrifugal blood pump systems; implantable drug delivery systems for pain, spasticity and other neurological applications; muscle and neurological stimulators; therapeutic catheters; coronary stents and treatments for restenosis; implantable physiologic sensors; cardiac assist systems (cardiomyoplasty) and other applications of transformed muscle; and materials and coatings to enhance the blood/device interface.

Medtronic has not engaged in significant customer or government sponsored research.

EMPLOYEES. On April 30, 1996, Medtronic and its subsidiaries employed 10,526 people on a regular, full-time basis and, including temporary and part-time employees, a total of 12,350 employees on a full-time equivalent basis.

U.S. AND NON-U.S. OPERATIONS AND EXPORT SALES. Medtronic sells products in more than 120 countries in three geographic areas: the Americas, Europe/Middle East/Africa, and Asia/Pacific. For financial reporting purposes, revenues, profitability, and identifiable assets attributable to significant geographic areas are presented in Note 13 to the consolidated financial statements, incorporated herein by reference to Medtronic's 1996 Annual Shareholders Report on page 72. U.S. export sales to unaffiliated customers comprised less than two percent of Medtronic's consolidated sales in each of fiscal 1996, 1995 and 1994.

Operation in countries outside the U.S. is accompanied by certain financial and other risks. Relationships with customers and effective terms of sale frequently vary by country, often with longer-term receivables than are typical in the U.S. Inventory management is an important business concern due to the potential for rapidly changing business conditions and currency exposure. Currency exchange rate fluctuations can affect income from, and profitability of, non-U.S. operations. Medtronic attempts to hedge these exposures to reduce the effects of foreign currency fluctuations on net earnings. Certain countries also limit or regulate the repatriation of earnings to the United States. Non-U.S. operations in general present complex tax and money management issues requiring sophisticated analysis to meet the company's financial objectives.


                       EXECUTIVE OFFICERS OF MEDTRONIC

Set forth below are the names and ages of current executive officers of Medtronic, Inc., as well as information regarding their positions with Medtronic, Inc., their periods of service in these capacities, and their business experience for the past five or more years. Executive officers generally serve terms of office of approximately one year. There are no family relationships among any of the officers named, nor is there any arrangement or understanding pursuant to which any person was selected as an officer.

WILLIAM W. GEORGE, age 53, has been President and Chief Executive Officer since May 1991, was President and Chief Operating Officer from March 1989 to April 1991, and has been a director since March 1989. Mr. George has been elected Chairman of the Board of the company effective August 28, 1996. Prior to joining the company, Mr. George was President, Space and Aviation Systems Business, at Honeywell Inc. from December 1987 to March 1989. During his 11 years with Honeywell, Mr. George served in several other executive positions including President, Industrial Automation and Control, from May 1987 to December 1987; and Executive Vice President of that business from January 1983 to May 1987.

GLEN D. NELSON, M.D., age 59, has been Vice Chairman since July 1988, and has been a director since 1980. From August 1986 to July 1988, he was Executive Vice President of the company. Dr. Nelson was Chairman and Chief Executive Officer of American MedCenters, Inc., an HMO management corporation, from July 1984 to August 1986.

ARTHUR D. COLLINS, JR., age 48, has been Chief Operating Officer since January 1994 and has been a director since August 1994. From June 1992 to January 1994, Mr. Collins was Executive Vice President and President of Medtronic International. Mr. Collins has been elected President of the company effective August 28, 1996. Prior to joining the company, Mr. Collins was Corporate Vice President, Diagnostic Products, at Abbott Laboratories from October 1989 to May 1992 and Divisional Vice President, Diagnostic Products, from May 1984 to October 1989. During his 14 years with Abbott, Mr. Collins served in various general management positions both in the United States and Europe.

BOBBY I. GRIFFIN, age 59, has been Executive Vice President since July 1988, and President, Pacing, since March 1991. From September 1985 to July 1988, Mr. Griffin was Vice President of the Pacing Business Unit.

BILL K. ERICKSON, age 52, has been Senior Vice President and President, Americas, since January 1994. From May 1992 to January 1994, Mr. Erickson was Senior Vice President and President, U.S. Cardiovascular Sales and Marketing Division. Mr. Erickson was Senior Vice President, U.S. Cardiovascular Division, from January 1990 to May 1992 and was Vice President, U.S. Cardiovascular Distribution, from January 1982 to December 1989.

JANET S. FIOLA, age 54, has been Senior Vice President, Human Resources since March 1994. She was Vice President, Human Resources, from February 1993 to March 1994, and was Vice President, Corporate Human Resources, from February 1988 to February 1993.

B. KRISTINE JOHNSON, age 44, has been Senior Vice President and President, Vascular Business since May 1996. She was Vice President and President, Tachyarrhythmia Management from May 1995 to April 1996, and Vice President and General Manager, Tachyarrhythmia Management from January 1990 to April 1995. She served in various general management positions at the company from April 1982 to December 1989. Prior to joining the company, Ms. Johnson served in several management positions at Cargill, Inc. from 1973 to 1982.

PHILIP M. LAUGHLIN, age 49, joined the company as Senior Vice President and President, Cardiac Surgery, in July 1995. Prior to that he served with Clintec Nutrition company (worldwide joint venture of Baxter International and Nestle S.A. in the field of clinical nutrition) as President, North America, from 1994 through July 1995 and as President, United States, from 1989 to 1993. From 1976 to 1989, he held numerous general management positions at Baxter International in Europe and the Far East, and was most recently Vice President, Operations, Global Business Group.

RONALD E. LUND, age 61, has been Senior Vice President and General Counsel since November 1990, and Secretary since July 1992, and was Vice President and General Counsel from February 1989 to November 1990. Prior to joining the company, Mr. Lund served as Vice President and Associate General Counsel of The Pillsbury company from 1984 to February 1989.

JOHN A. MESLOW, age 57, has been Senior Vice President and President, Neurological Business, since March 1994. He was Vice President and President, Neurological Business, from March 1991 to March 1994, and was Vice President, Neurological Division, from March 1985 to March 1991.

ROBERT L. RYAN, age 53, has been Senior Vice President and Chief Financial Officer since April 1993. Prior to joining the company, Mr. Ryan was Vice President, Finance, and Chief Financial Officer of Union Texas Petroleum Corp. from May 1984 to April 1993, Controller from May 1983 to May 1984, and Treasurer from March 1982 to May 1983.


ITEM 2. PROPERTIES

Medtronic's principal offices are owned by the company and located in the Minneapolis, Minnesota metropolitan area. Manufacturing or research facilities are located in Arizona, California, Colorado, Massachusetts, Michigan, Minnesota, Texas, Puerto Rico, Canada, France, Germany, Italy, the Netherlands, Sweden and Japan. The company's total manufacturing and research space is approximately 1.7 million square feet, of which approximately 81% is owned by the company and the balance is leased.

Medtronic also maintains sales and administrative offices inside the United States at 78 locations in 27 states or jurisdictions and outside the United States at 101 locations in 29 countries. Most of these locations are leased. Medtronic is utilizing substantially all of its currently available productive space to develop, manufacture and market its products. The company's facilities are in good operating condition, suitable for their respective uses and adequate for current needs.

ITEM 3. LEGAL PROCEEDINGS

Note 11 to the consolidated financial statements appearing on page 71 of Medtronic's 1996 Annual Shareholders Report is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                   PART II

ITEM 5. MARKET FOR MEDTRONIC'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information in the sections entitled "Price Range of Medtronic Stock" and "Investor Information" on page 76 of Medtronic's 1996 Annual Shareholders Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information for the fiscal years 1986 through 1996 on page 73 of Medtronic's 1996 Annual Shareholders Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information on pages 56 through 60 of Medtronic's 1996 Annual Shareholders Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, together with the report thereon of independent accountants dated May 22, 1996, appearing on pages 61 through 72 of Medtronic's 1996 Annual Shareholders Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF MEDTRONIC

The information on pages 1 through 5 of Medtronic's Proxy Statement for its 1996 Annual Shareholders' Meeting and on page 9 of such Proxy Statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. See also "Executive Officers of Medtronic" on pages 6 and 7 hereof.


ITEM 11. EXECUTIVE COMPENSATION

The sections entitled "Election of Directors -- Director Compensation" and "Executive Compensation" on pages 7 and 8, and 15 through 20, respectively, of Medtronic's Proxy Statement for its 1996 Annual Shareholders' Meeting are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

"Shareholdings of Certain Owners and Management" on page 9 of Medtronic's Proxy Statement for its 1996 Annual Shareholders' Meeting is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information on pages 7 and 8 of Medtronic's Proxy Statement for its 1996 Annual Shareholders' Meeting concerning services provided to the company by directors and executive officers in fiscal 1996 is incorporated herein by reference.


                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

       Report of Independent Accountants (incorporated herein by reference to page 61 of Medtronic's 1996 Annual Shareholders Report)

       Statement of Consolidated Earnings -- years ended April 30, 1996, 1995, and 1994 (incorporated herein by reference to page 62 of Medtronic's 1996 Annual Shareholders Report)

       Consolidated Balance Sheet -- April 30, 1996 and 1995 (incorporated herein by reference to page 63 of Medtronic's 1996 Annual Shareholders Report)

       Statement of Consolidated Cash Flows -- years ended April 30, 1996, 1995, and 1994 (incorporated herein by reference to page 64 of Medtronic's 1996 Annual Shareholders Report)

       Notes to Consolidated Financial Statements (incorporated herein by reference to pages 65 through 72 of Medtronic's 1996 Annual Shareholders Report)

       2. FINANCIAL STATEMENT SCHEDULES

       II Valuation and Qualifying Accounts -- years ended April 30, 1996, 1995, and 1994

       All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    3.   EXHIBITS


    3.1 Medtronic Restated Articles of Incorporation, as amended to date (Exhibit 3.1).(a)


    3.2  Medtronic Bylaws, as amended to date.

    4 Form of Rights Agreement dated as of June 27, 1991 between Medtronic and Norwest Bank Minnesota, National Association, including as Exhibit A thereto the form of Preferred Stock Purchase Right Certificate (Exhibit 1).(b)

  *10.1  1994 Stock Award Plan (Appendix A).(c)

  *10.2  Management Incentive Plan (Appendix B).(c)

  *10.3 1979 Restricted Stock and Performance Share Award Plan, as amended to date (Exhibit 10.1).(d)

  *10.4  1979 Nonqualified Stock Option Plan, as amended.

  *10.5 Form of Employment Agreement for Medtronic executive officers (Exhibit 10.5).(e)

  *10.6  1991 Restricted Stock Plan for Non-Employee Directors.

  *10.7  Capital Accumulation Plan Deferral Program.

  *10.8  Postretirement Survivor Benefit Plan (Exhibit 10.7).(d)

  *10.9 Amendment effective October 1, 1993 to the Directors' Retirement Plan (Exhibit 10.9).(f)

  *10.10 Executive Nonqualified Supplemental Benefit Plan.

  *10.11 Management Incentive Plan Stock Option Replacement Program (Exhibit
         10.11).(e)

   11    Computation of Earnings Per Share.

   13 Those portions of Medtronic's 1996 Annual Shareholders Report expressly incorporated by reference herein, which shall be deemed filed with the Commission.

   21    List of Subsidiaries.

   23 Consent and Report of Price Waterhouse LLP (set forth on page 12 of this report).

   24    Powers of Attorney.

   27    Financial Data Schedule.

(a) Incorporated herein by reference to the cited exhibit in Medtronic's Quarterly Report on Form 10-Q for the quarter ended July 28, 1995, filed with the Commission on September 8, 1995.

(b) Incorporated herein by reference to the cited exhibit in Medtronic's Form 8-A Registration Statement dated June 27, 1991, filed with the Commission on June 28, 1991.

(c) Incorporated herein by reference to the cited appendix in Medtronic's Proxy Statement for its 1994 Annual Meeting of Shareholders, filed with the Commission on July 27, 1994.

(d) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1992, filed with the Commission under cover of Form SE dated July 24, 1992.

(e) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1995, filed with the Commission on July 25, 1995.

(f) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1994, filed with the Commission on July 27, 1994.

*Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b) REPORTS ON FORM 8-K

For the purpose of updating the company's outstanding Registration Statements on Form S-3, the company filed (i) a Report on Form 8-K dated February 13, 1996 incorporating by reference in Item 5 thereof the press release publishing at least 30 days of post-combination results in connection with certain acquisitions by the company in November 1995 and (ii) a Report on Form 8-K dated March 25, 1996 reporting under Item 5 the announcement of an agreement by the company to acquire InStent Inc. Other than these, no reports on Form 8-K were filed by the company during the quarter ended April 30, 1996. Subsequent to the quarter ended April 30, 1996, the company filed (i) a Report on Form 8-K dated May 23, 1996 reporting under Item 5 the announcement of financial results for the fiscal year ended April 30, 1996 and (ii) a Report on Form 8-K dated June 28, 1996 reporting under Item 2 the completion of the previously announced transaction with InStent Inc.


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MEDTRONIC, INC.
Dated: July 23, 1996



BY:                                   /s/ WILLIAM W. GEORGE
                                          WILLIAM W. GEORGE
                                          PRESIDENT AND
                                          CHIEF EXECUTIVE OFFICER



Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: July 23, 1996



BY:                                   /s/ WILLIAM W. GEORGE
                                          WILLIAM W. GEORGE
                                          PRESIDENT AND
                                          CHIEF EXECUTIVE OFFICER
Dated: July 23, 1996


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


Dated: July 23, 1996



BY:                                   /S/ RONALD E. LUND
                                          RONALD E. LUND
                                          ATTORNEY-IN-FACT


                      REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Medtronic, Inc.

Our audits of the consolidated financial statements referred to in our report dated May 22, 1996 appearing on page 61 of the 1996 Annual Shareholders Report of Medtronic, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Minneapolis, Minnesota
May 22, 1996

                      CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in each Registration Statement on Form S-8 (Registration Nos. 2-65157, 2-68408, 33-169, 33-36552,
2-65156, 33-24212, 33-37529, 33-44230, 33-55329, 33-63805, 33-64585, 333-04099
and 333-07385) and in each Prospectus constituting part of the Registration Statements on Form S-3 (Registration Nos. 33-64455, 33-64521, 333-01585 and 333-04101) and Form S-4 (Registration Nos. 33-52751 and 333-04591) of Medtronic, Inc. of our report dated May 22, 1996 appearing on page 61 of the 1996 Annual Shareholders Report which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule as shown above.

PRICE WATERHOUSE LLP

Minneapolis, Minnesota
July 22, 1996

                       MEDTRONIC, INC. AND SUBSIDIARIES
               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                          (IN THOUSANDS OF DOLLARS)

                                                                       OTHER
                                     BALANCE AT      CHARGES/         CHANGES       BALANCE
                                     BEGINNING     (CREDITS) TO       (DEBIT)      AT END OF
                                     OF PERIOD       EARNINGS         CREDIT         PERIOD
Allowance for doubtful accounts:
 Year ended 4/30/96                   $22,416         $  (189)       $(1,371)(a)    $18,094
                                                                        (857)(b)
                                                                      (1,905)(c)
 Year ended 4/30/95                    20,123           2,501         (1,464)(a)     22,416
                                                                       1,256 (b)
 Year ended 4/30/94                     9,456          13,185         (2,902)(a)     20,123
                                                                         384 (b)


(a) Uncollectible accounts written off, less recoveries.

(b) Reflects primarily the effects of foreign currency fluctuations.

(c) Uncollectible accounts written off related to 1993 divestiture.




                                                   Commission File Number 1-7707



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                 ---------------





                                    EXHIBITS

                                       TO

                                    FORM 10-K



                      ANNUAL REPORT PURSUANT TO SECTION 13

                                       OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 1996


                                 ---------------


                        MEDTRONIC LOGO [GRAPHIC OMITTED]



                                 Medtronic, Inc.
                            7000 Central Avenue N.E.
                          Minneapolis, Minnesota 55432
                             Telephone: 612/574-4000


                                                                                Paper(P) or
                                  EXHIBIT INDEX                                 Electronic(E)

         3.1      Medtronic Restated Articles of Incorporation, as amended to       --
                  date (Exhibit 3.1).(a)

         3.2      Medtronic Bylaws, as amended to date.                              E

         4        Form of Rights Agreement dated as of June 27, 1991 between        --
                  Medtronic and Norwest Bank Minnesota, National Association,
                  including as Exhibit A thereto the form of Preferred Stock
                  Purchase Right Certificate (Exhibit 1).(b)

         10.1     1994 Stock Award Plan (Appendix A).(c)                            --

         10.2     Management Incentive Plan (Appendix B).(c)                        --

         10.3     1979 Restricted Stock and Performance Share Award Plan, as        --
                  amended to date (Exhibit 10.1).(d)

         10.4     1979 Nonqualified Stock Option Plan, as amended.                   E

         10.5     Form of Employment Agreement for Medtronic executive officers     --
                  (Exhibit 10.5).(e)

         10.6     1991 Restricted Stock Plan for Non-Employee Directors.             E

         10.7     Capital Accumulation Plan Deferral Program.                        E

         10.8     Postretirement Survivor Benefit Plan (Exhibit 10.7).(d)           --

         10.9     Amendment effective October 1, 1993 to the Directors'             --
                  Retirement Plan (Exhibit 10.9).(f)

         10.10    Executive Nonqualified Supplemental Benefit Plan.                  E

         10.11    Management Incentive Plan Stock Option Replacement Program        --
                  (Exhibit 10.11).(e)

         11       Computation of Earnings Per Share.                                 E

         13       Those portions of Medtronic's 1996 Annual Shareholders Report      E
                  expressly incorporated by reference herein, which shall be deemed filed with the Commission.

         21       List of Subsidiaries.                                              E

         23       Consent and Report of Price Waterhouse LLP (set forth on page     --
                  11 of this report).

         24       Powers of Attorney.                                                E

         27       Financial Data Schedule.                                           E


         (a) Incorporated herein by reference to the cited exhibit in Medtronic's Quarterly Report on Form 10-Q for the quarter ended July 28, 1995, filed with the Commission on September 8, 1995.

         (b) Incorporated herein by reference to the cited exhibit in Medtronic's Form 8-A Registration Statement dated June 27, 1991, filed with the Commission on June 28, 1991.

         (c) Incorporated herein by reference to the cited appendix in Medtronic's Proxy Statement for its 1994 Annual Meeting of Shareholders, filed with the Commission on July 27, 1994.

         (d) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1992, filed with the Commission under cover Form SE dated July 24, 1992.

         (e) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1995, filed with the Commission on July 25, 1995.

         (f) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1994, filed with the Commission on July 27, 1994.