Form 10-Q
period 1996-08-02
MEDTRONIC INC
filed 1996-09-12
CIK 64670

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended August 2, 1996

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

                        Telephone number: (612) 574-4000



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____


Shares of common stock, $.10 par value, outstanding on August 30, 1996:

                                   239,613,890




                          PART I--FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                                 MEDTRONIC, INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)

                                                      Three months ended
                                                   ------------------------
                                                    August 2,      July 28,
                                                      1996           1995
                                                   ---------      ---------
                                                     (in thousands, except
                                                        per share data)

Net sales                                          $ 600,870      $ 524,943

Costs and expenses:
  Cost of products sold                              155,581        151,047
  Research and development expense                    65,671         53,774
  Selling, general, and administrative expense       191,710        175,193
  Interest expense                                     2,023          1,765
  Interest income                                     (8,658)        (6,409)
                                                   ---------      ---------
    Total costs and expenses                         406,327        375,370
                                                   ---------      ---------

Earnings before income taxes                         194,543        149,573

Provision for income taxes                            67,117         52,252
                                                   ---------      ---------

Net earnings                                       $ 127,426      $  97,321
                                                   =========      =========

Weighted average shares outstanding                  239,429        235,273

Earnings per share                                 $    0.53      $    0.41
                                                   =========      =========

See accompanying Notes to Condensed Consolidated Financial Statements.




                                 MEDTRONIC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                    August 2,        April 30,
                                                      1996             1996
                                                   -----------      -----------
                   ASSETS                                 (in thousands)
                   ------
Current assets:
  Cash and cash equivalents                        $   121,090      $   151,050
  Short-term investments                               358,902          355,741
  Accounts receivable, less allowance for
    doubtful accounts of $18,609 and $18,094           475,033          458,090

  Inventories:
      Finished goods                                   126,871          118,952
      Work in process                                   60,969           61,000
      Raw materials                                     77,829           77,526
                                                   -----------      -----------
        Total inventories                              265,669          257,478

  Prepaid expenses and other current assets            207,289          168,914
                                                   -----------      -----------

    Total current assets                             1,427,983        1,391,273

Property, plant, and equipment                         877,566          835,739
Accumulated depreciation                              (442,132)        (418,826)
                                                   -----------      -----------
  Net property, plant, and equipment                   435,434          416,913

Goodwill and other intangible assets, net              456,738          473,027
Long-term investments                                  190,870          219,964
Other assets                                            57,182           53,523
                                                   -----------      -----------

    Total assets                                   $ 2,568,207      $ 2,554,700
                                                   ===========      ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
  Short-term borrowings                            $    47,141      $    60,690
  Accounts payable                                      74,834          100,149
  Accrued liabilities                                  337,266          368,309
                                                   -----------      -----------
    Total current liabilities                          459,241          529,148

Long-term debt                                          19,107           15,336
Other long-term liabilities                            143,437          128,181
Deferred tax liabilities                                27,462           45,744

Shareholders' equity:
  Common stock--par value $.10                          23,955           23,931
  Retained earnings                                  1,915,864        1,843,707
  Cumulative translation adjustment                      7,813           (2,675)
                                                   -----------      -----------
                                                     1,947,632        1,864,963
  Receivable from Employee Stock Ownership Plan        (28,672)         (28,672)
                                                   -----------      -----------

    Total shareholders' equity                       1,918,960        1,836,291
                                                   -----------      -----------

    Total liabilities and shareholders' equity     $ 2,568,207      $ 2,554,700
                                                   ===========      ===========

See accompanying notes to condensed consolidated financial statements.



                                 MEDTRONIC, INC.
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                            Three months ended
                                                         ------------------------
                                                          Aug. 2,        July 28,
                                                           1996            1995
                                                         ---------      ---------
                                                             (in thousands)
OPERATING ACTIVITIES:
  Net earnings                                           $ 127,426      $  97,321
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                         38,839         36,211
      Change in assets and liabilities:
        Increase in accounts receivable                    (10,747)        (8,441)
        (Increase) decrease in inventories                  (3,246)         9,762
        Decrease in accounts payable and
          accrued liabilities                              (62,816)       (29,792)
        Changes in other operating assets and
          liabilities                                      (25,148)         3,825
                                                         ---------      ---------

        Net cash provided by operating activities           64,308        108,886

INVESTING ACTIVITIES:
  Additions to property, plant, and equipment              (39,003)       (33,715)
  Purchases of marketable securities                      (185,780)       (64,094)
  Sales and maturities of marketable securities            164,568         29,549
  Other investing activities (net)                          (2,828)        12,555
                                                         ---------      ---------

        Net cash used in investing activities              (63,043)       (55,705)

FINANCING ACTIVITIES:
  Increase (decrease) in short-term borrowings (net)       (15,649)        10,644
  Increase (decrease) in long-term debt (net)                3,610           (357)
  Dividends to shareholders                                (22,664)       (15,015)
  Repurchases of common stock                                    0         (3,674)
  Issuance of common stock                                   1,393          1,887
                                                         ---------      ---------

        Net cash used in financing activities              (33,310)        (6,515)

Effect of exchange rate changes on cash and
  cash equivalents                                           2,085           (727)
                                                         ---------      ---------

Net Change in Cash and Cash Equivalents                    (29,960)        45,939

Cash and cash equivalents at beginning of period           151,050         98,292
                                                         ---------      ---------

Cash and cash equivalents at end of period               $ 121,090      $ 144,231
                                                         =========      =========

See accompanying notes to condensed consolidated financial statements.



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (amounts in thousands, except per share data)

Note 1 - Basis of Presentation
- ------------------------------

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

Note 2 - Acquisitions
- ---------------------

On May 3, 1996, the company issued approximately 1,154,000 shares of its common stock for all of the outstanding capital stock of AneuRx, Inc. a developer of an endovascular stented graft and delivery system used in minimally invasive aneurysm repair therapy.

On June 28, 1996, the company issued approximately 3,852,000 shares of its common stock for all of the outstanding capital stock of InStent Inc. InStent designs, develops, manufactures and markets a variety of self-expanding and balloon-expandable stents used in a broad range of medical indications.

These acquisitions will be integrated into, and will complement, the company's vascular business. These two mergers have been accounted for as poolings-of-interests and, accordingly the company's consolidated financial statements for FY96 have been restated to include the results of operations, financial positions, and cash flows of AneuRx and InStent. Activity for years prior to FY96 has not been restated as the impact of these mergers in such years is not considered material and restatement is therefore not required. Net sales and net earnings (loss) for the individual entities are as follows:

                         Medtronic        AneuRx       InStent        Combined
                         ----------      --------      --------      ----------
Three months ended
  July 28, 1995
Net sales                $  524,439      $  --         $   504       $  524,943
Net earnings (loss)          99,203       (1,389)         (493)          97,321

Twelve months ended
  April 30, 1996
Net sales                $2,169,114      $  --         $ 2,986       $2,172,100
Net earnings (loss)         437,804       (7,233)       (2,265)         428,306

Three months ended
  August 2, 1996
Net sales                $  599,868      $  --         $ 1,002       $  600,870
Net earnings (loss)         132,380       (1,859)       (3,095)         127,426


The restated consolidated financial statements for the three month and twelve month periods ended July 28, 1995 and April 30, 1996, respectively, include InStent's results for the three month period ended June 30, 1995 and twelve month period ended March 31, 1996, respectively. Effective May 1, 1996, InStent's fiscal year end has been changed from December 31 to April 30 to conform to the company's fiscal year end. Accordingly, InStent's net loss of $2,645 for the one month period ended April 30, 1996 has been excluded from the company's combined results and has been reported as an adjustment to May 1, 1996 retained earnings.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
- ---------------------

Net Earnings
- ------------

Net earnings for the first quarter ended August 2, 1996 were $127.4 million, or $0.53 per share. Earnings per share reflect an increase of 29.3 percent over the $0.41 per share reported on earnings of $97.3 million for the first quarter last year.

Sales
- -----

Sales for the quarter ended August 2, 1996 increased 14.5 percent compared to the same period last year. Exclusive of the effects of foreign currency translation, sales for the quarter increased 18.7 percent over the comparable period last year. Sales growth in the quarter was negatively impacted by $22.0 million of unfavorable exchange rate movements caused primarily by the strengthening of the U.S. dollar versus major European currencies and the Japanese Yen.

The growth over last year was led by strong contributions from the Pacing business, which consists primarily of Bradycardia Pacing and Tachyarrhythmia Management. After removing the impact of foreign exchange rate fluctuations, worldwide sales of the Pacing business grew 13.0 percent during the quarter compared to the same period a year ago. Bradycardia sales continued to reflect strong growth in both U.S. and non-U.S. markets, as its Thera(R) pacemaker and Thera(R) i-series(TM) devices continued to capture worldwide market share. Pacemakers of the new Medtronic.Kappa(TM) generation entered clinical evaluation in Europe shortly after the quarter ended. Tachyarrthymia management's Jewel(R) Active Can(TM) implantable cardioverter-defibrillator and model 7220C Jewel Plus(TM) Active Can(TM) device, which received U.S. Food and Drug Administration
(FDA) approval in May 1996, continue to hold a strong market share position. Following clearance of the Micro Jewel(TM) Model 7221 device for marketing by the FDA in early July 1996, sales of implantable defibrillators increased significantly over sales in the comparable period last year.

Sales within the Other Cardiovascular business, (consisting of balloon and guiding catheters, stents, ablation systems, interventional neuroradiology, heart valves, perfusion and blood management systems, cannulae and surgical accessories) increased 17.2 percent on a comparable operations basis for the quarter. This increase was primarily attributable to continued strong gains made by the Medtronic Wiktor(R) coronary stent in Europe and Japan. Also contributing to the revenue growth were strong sales gains in ablation systems and devices for interventional neuroradiology. Unit sales of balloon and guiding catheters remain solid, however, continued downward pricing pressures for balloon catheters more than offset the unit growth. Solid revenue contributions were also made by surgical cannulae and tissue heart valves during the quarter.

Exclusive of the effects of foreign currency translation, sales of the Neurological and Other Businesses, primarily consisting of implantable neurostimulation devices, drug administration systems, neurosurgery and developing businesses, grew 76.4 percent for the quarter compared to the same period last year. A strong contributing growth factor was rapid sales growth in Europe of neurostimulation therapy for control of essential tremor and tremor associated with Parkinson's disease. This therapy employs leads implanted in the thalamus and stimulation by an implanted device. This therapy is currently in clinical evaluation in the U.S. Another significant new therapy, delivery of Lioresal(R) (baclofen, USP) Intrathecal by the SynchroMed(R) drug infusion system for spasticity of cerebral origin, received FDA clearance in June 1996. Also, the Mattrix(R) and Itrel(R) 3 spinal cord stimulation systems continue to hold strong market share positions. In addition, PS Medical and Synectics, which were acquired in November 1995 and April 1996, respectively, also contributed to the strong growth.

Costs of Products Sold
- ----------------------

Cost of products sold as a percent of sales was 25.9 percent for the quarter compared to 28.8 percent for the same quarter a year ago. The decrease in the cost of products sold as a percent of sales resulted from increased productivity, the impact of favorable product and geographic mix combined with substantially increased volumes.

Research and Development Expense
- --------------------------------

Research and development expense was $65.7 million for the quarter, an increase of 22.1 percent over the comparable period last year. This increase in research and development expense over the prior year reflects the company's continued financial commitment and strategy to grow revenue and market share by developing technological enhancements and new indications for existing products as well as developing minimally invasive and new technologies to address unmet patient needs and to help reduce procedural cost and length of hospital stay.

Selling, General, and Administrative Expense (SG&A)
- ---------------------------------------------------

SG&A expense for the quarter ended August 2, 1996, was $191.7 million compared to $175.2 million for the comparable period last year. SG&A as a percent of sales decreased from 33.4 percent a year ago to 31.9 percent for the current quarter. The decrease in SG&A as a percent of sales is attributable to accelerated revenue growth combined with continued overall cost efficiencies.

Interest
- --------

Interest expense of $2.0 million for the quarter was slightly higher than the $1.8 million for the same period last year. Interest income of $8.7 million for the quarter increased 35.1 percent from the $6.4 million for the same period last year, and was primarily due to increased average investment balances over the prior year.

Income Taxes
- ------------

The estimated effective tax rate for the company's current fiscal year is 34.5 percent compared to an effective rate of 35.0 percent, after restatement for the acquisitions of AneuRx and InStent, for the fiscal year ended April 30, 1996. However, the company continues to experience upward pressure on the tax rate, resulting from the Omnibus Budget Reconciliation Act of 1993 which increased the U.S. corporate income tax rate and reduced U.S. tax benefits derived from operations in Puerto Rico. Although these changes in the tax code will continue to put upward pressure on the company's effective tax rate in the future, management believes that the adverse impact can be minimized by other tax planning initiatives.

Liquidity and Capital Resources
- -------------------------------

Operating activities provided $64.3 million of cash and cash equivalents for the quarter ended August 2, 1996 compared to $108.9 million for the same period a year ago. Working capital was $968.7 million at August 2, 1996, an increase of $106.6 million over the $862.1 million at April 30, 1996. The current ratio increased to 3.1:1 at August 2, 1996, compared to 2.6:1 at April 30, 1996. Cash and cash equivalents decreased $30.0 million during the quarter. Significant uses of cash during the quarter included the reduction of accounts payable, accrued liabilities and short-term borrowings, purchases of marketable securities, purchases of property, plant and equipment, and dividends paid to shareholders.

Government Regulation and Other Matters
- ---------------------------------------

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


                          PART II -- OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At the company's 1996 Annual Meeting of Shareholders held on August 28, 1996, the shareholders approved the following:

         (a) A proposal to set the size of the Board of Directors at 12 and elect four Class I directors of the company to serve for three-year terms ending in 1999, as follows:

Director                         Votes For            Votes Withheld
- --------                         ---------            --------------

Glen D. Nelson, M.D.            197,461,814              1,540,715
Jack W. Schuler                 197,492,828              1,509,701
Gerald W. Simonson              197,368,792              1,633,737
Richard A. Swalin, Ph.D.        197,361,724              1,640,805

         There were no broker non-votes. In addition, the terms of the following directors continued after the meeting: Class II directors for a term ending in 1997-William W. George, Bernadine P. Healy, M.D., Richard L. Schall and Gordon
M. Sprenger; and Class III directors for a term ending in 1998-F. Caleb Blodgett, Arthur D. Collins, Jr., Antonio M. Gotto, Jr., M.D. and Thomas E. Holloran.

         (b) A proposal to ratify the appointment of Price Waterhouse LLP to serve as independent auditors of the company for the fiscal year ending April 30, 1997. The proposal received 198,196,210 votes for, and 300,409 against, ratification. There were 505,910 abstentions and no broker non-votes.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits

                     11 - Statement on computation of per share earnings

                     27 - Financial Data Schedule (For SEC use only)

         (b)      Reports on Form 8-K

                     During the quarter ended August 2, 1996, the company filed
                     (i) a Report on Form 8-K dated May 23, 1996 reporting under
                     Item 5 the announcement of financial results for the fiscal year ended April 30, 1996 and (ii) a Report on Form 8-K dated June 28, 1996 reporting under Item 2 the completion of the previously announced transaction with InStent Inc. Subsequent to the quarter ended August 2, 1996, the company filed (i) a Report on Form 8-K dated August 19, 1996 reporting under Item 5 the announcement of financial results for the fiscal first quarter ended August 2, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                            Medtronic, Inc.
                                                               (Registrant)



Date:  September 12, 1996                /S/ WILLIAM W. GEORGE
                                         ----------------------------------
                                         William W. George
                                         Chairman
                                         and Chief Executive Officer



Date:  September 12, 1996                /S/ ROBERT L. RYAN
                                         ----------------------------------
                                         Robert L. Ryan
                                         Senior Vice President
                                         and Chief Financial Officer