Form 10-Q
period 1996-11-01
MEDTRONIC INC
filed 1996-12-16
CIK 64670

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended November 1, 1996

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

                        Telephone number: (612) 574-4000



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


Shares of common stock, $.10 par value, outstanding on December 2, 1996:

                                   240,031,835



                          PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                                  MEDTRONIC, INC.
                         CONSOLIDATED STATEMENT OF EARNINGS
                                    (Unaudited)

                                   Three months ended      Six months ended
                                   ------------------      ----------------
                                    Nov. 1,  Oct. 27,     Nov. 1,    Oct. 27,
                                     1996      1995        1996        1995
                                     ----      ----        ----        ----
                                      (in thousands, except per share data)


Net sales                          $598,152  $519,980   $1,199,022 $1,044,923

Costs and expenses:
  Cost of products sold             151,060   146,023      306,641    297,070
  Research and development
    expense                          68,257    55,946      133,928    109,720
  Selling, general, and
    administrative expense          188,964   166,245      380,674    341,438
  Interest expense                    2,588     2,243        4,611      4,008
  Interest income                    (8,663)   (8,166)     (17,321)   (14,575)
                                   --------- ---------    --------- ----------
    Total costs and expenses        402,206   362,291      808,533    737,661
                                   --------- ---------    --------- ---------

Earnings before income taxes        195,946   157,689      390,489    307,262

Provision for income taxes           67,602    54,881      134,719    107,133
                                   --------- ---------    --------- ---------

Net earnings                       $128,344  $102,808     $255,770  $ 200,129
                                   ========= =========    ========= =========

Weighted average shares
  outstanding                       239,742   236,682      239,590    236,066

Earnings per share                 $   0.54  $   0.43     $   1.07  $    0.85
                                   ========= =========    ========= =========

See accompanying notes to condensed consolidated financial statements.



                                 MEDTRONIC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                                       November 1,  April 30,
                                                          1996        1996
                                                       ---------    ---------
                   ASSETS                                   (in thousands)
                   ------
Current assets:
  Cash and cash equivalents                           $   88,952   $  151,050
  Short-term investments                                 393,376      355,741
  Accounts receivable, less allowance for
    doubtful accounts of $18,106 and $18,094             493,028      458,090

  Inventories:
      Finished goods                                     131,424      118,952
      Work in process                                     70,906       61,000
      Raw materials                                       83,200       77,526
                                                       ---------    ---------
        Total inventories                                285,530      257,478

  Prepaid expenses and other current assets              206,364      168,914
                                                       ---------    ---------

    Total current assets                               1,467,250    1,391,273

Property, plant, and equipment                           916,848      835,739
Accumulated depreciation                                (460,332)    (418,826)
                                                       ---------    ---------
  Net property, plant, and equipment                     456,516      416,913

Goodwill and other intangible assets, net                495,374      473,027
Long-term investments                                    197,989      219,964
Other assets                                              55,359       53,523
                                                       ---------    ---------

    Total assets                                      $2,672,488   $2,554,700
                                                      ==========   ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
  Short-term borrowings                               $   78,433   $   60,690
  Accounts payable                                        76,516      100,149
  Accrued liabilities                                    316,114      368,309
                                                       ---------    ---------
    Total current liabilities                            471,063      529,148

Long-term debt                                            20,400       15,336
Other long-term liabilities                              135,548      128,181
Deferred tax liabilities                                  25,750       45,744

Shareholders' equity:
  Common stock--par value $.10                            23,993       23,931
  Retained earnings                                    2,025,100    1,843,707
  Cumulative translation adjustment                         (694)      (2,675)
                                                       ---------    ---------
                                                       2,048,399    1,864,963
  Receivable from Employee Stock Ownership Plan          (28,672)     (28,672)
                                                       ---------    ---------

    Total shareholders' equity                         2,019,727    1,836,291
                                                       ---------    ---------

    Total liabilities and shareholders' equity        $2,672,488   $2,554,700
                                                      ==========   ==========

See accompanying notes to condensed consolidated financial statements.



                                 MEDTRONIC, INC.
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                            Six months ended
                                                            ----------------
                                                          Nov. 1,    Oct. 27,
                                                            1996       1995
                                                          --------   --------
                                                             (in thousands)
OPERATING ACTIVITIES:
  Net earnings                                           $255,770   $200,129
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                        70,435     65,655
         Change in assets and liabilities:
        Increase in accounts receivable                   (33,452)    (8,743)
        Increase in inventories                           (28,074)    (8,681)
          Decrease in accounts payable and
          accrued liabilities                             (73,354)   (49,805)
        Changes in other operating assets and
          liabilities                                     (32,792)   (24,360)
                                                          --------   --------

        Net cash provided by operating activities         158,533    174,195

INVESTING ACTIVITIES:
  Additions to property, plant, and equipment             (86,453)   (58,544)
  Purchases of marketable securities                     (309,384)  (169,105)
  Sales and maturities of marketable securities           248,333    107,688
  Acquisition of subsidiary, net of cash acquired         (18,873)         0
  Other investing activities (net)                        (39,838)     4,480
                                                          --------   --------

        Net cash used in investing activities            (206,215)  (115,481)

FINANCING ACTIVITIES:
  Increase (decrease) in short-term borrowings (net)       17,444     (7,459)
  Increase (decrease) in long-term debt (net)               5,821       (720)
  Proceeds from stock offering of acquired subsidiary           0     41,538
  Dividends to shareholders                               (45,365)   (29,990)
  Repurchases of common stock                                   0     (3,674)
  Issuance of common stock                                  8,238      4,436
                                                          --------   -------

        Net cash provided by (used in)
             financing activities                         (13,862)     4,131

Effect of exchange rate changes on cash and
  cash equivalents                                           (554)      (484)
                                                          --------   -------

Net increase (decrease) in cash and cash equivalents      (62,098)    62,361

Cash and cash equivalents at beginning of period          151,050     98,292
                                                          --------   -------

Cash and cash equivalents at end of period               $ 88,952   $160,653
                                                         =========  ========

See accompanying notes to condensed consolidated financial statements.



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (amounts in thousands, except per share data)

Note 1 - Basis of Presentation
------------------------------

The unaudited condensed consolidated financial statements include the accounts of Medtronic, Inc. and all of its subsidiaries, after elimination of all significant intercompany transactions and accounts. In the opinion of management, all adjustments necessary for a fair presentation of operating results have been made. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The fiscal year 1996 amounts have been restated to reflect the May and June 1996 acquisitions of AneuRx, Inc. and InStent Inc. which were accounted for as poolings of interests.

Note 2 - Acquisition
--------------------

On August 29, 1996, the company acquired substantially all of the assets and liabilities of Avalon Laboratories, Inc. (Avalon) for approximately $19.0 million in cash. This acquisition has been accounted for as a purchase and, accordingly, the results of operations have been included in the consolidated financial statements since the date of acquisition. Avalon develops, manufactures and sells cannulae and other surgical products. Pro forma financial information is not presented as the results of the acquisition, assuming that the transaction was consummated at the beginning of each year presented, would not be materially different from the results reported.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net Earnings
------------

Net earnings for the second quarter ended November 1, 1996 were $128.3 million, or $0.54 per share. Earnings per share reflect an increase of 25.6 percent over the $0.43 per share reported on earnings of $102.8 million for the second quarter last year. Net earnings increased 27.8 percent to $255.8 million for the six-month period ended November 1, 1996, compared to $200.1 million for the same period last year. Earnings per share for the six-month period ended November 1, 1996 were $1.07, an increase of 25.9 percent over the $0.85 reported in the prior year.

Sales
-----

Sales for the quarter and six-month period ended November 1, 1996 increased 15.0 percent and 14.7 percent, respectively, compared to the same periods last year. Exclusive of the effects of foreign currency translation, sales for the quarter and six-month period ended November 1, 1996 increased 16.5 percent and 17.6 percent, respectively, over the comparable periods last year. Sales growth in the quarter and six-month period was negatively impacted by $7.8 million and $29.9 million, respectively, of unfavorable exchange rate movements caused primarily by the strengthening of the U.S. dollar versus major European currencies and the Japanese Yen.

The growth over last year was led by strong contributions from the Pacing business, which consists primarily of Bradycardia Pacing and Tachyarrhythmia Management. After removing the impact of foreign exchange rate fluctuations, worldwide sales of the Pacing business grew 12.9 percent and 13.0 percent during the quarter and six-month period ended November 1, 1996, respectively, compared to the same periods a year ago. Bradycardia sales continued to reflect strong growth in both U.S. and non-U.S. markets, as its Thera(R) and Thera(R) i-series(TM) pacemakers, combined with CapSure(R) leads, continued to capture worldwide market share. Pacemakers of the new Medtronic.Kappa(TM) generation entered clinical evaluation in Europe in August 1996. Tachyarrthymia management's Jewel(R) and Jewel Plus(TM) Active Can(TM) implantable cardioverter-defibrillator devices, and the Micro Jewel(TM) device, which received U.S. Food and Drug Administration (FDA) approval in July 1996, continue to hold a strong market share position in the highly competitive defibrillator marketplace. Subsequent to quarter end, the FDA cleared for commercial marketing the successor product, the Micro Jewel(TM) II, the world's smallest and lightest defibrillator.

Sales within the Other Cardiovascular business, (consisting of balloon and guiding catheters, stents, ablation systems, interventional neuroradiology, heart valves, perfusion and blood management systems, cannulae and surgical accessories) increased 7.4 percent and 12.3 percent, respectively, on a comparable operations basis for the quarter and six-month periods ended November 1, 1996. This increase was primarily attributable to continued gains made by the Medtronic Wiktor(R) coronary stent in Europe and Japan, and by the Wiktor(R)-i coronary stent which was released in Europe and other world markets outside the U.S. in October 1996. Subsequent to quarter end, the beStent(TM) was released in Europe and other world markets outside the U.S. Also contributing to the revenue growth were strong sales gains in ablation systems and devices for interventional neuroradiology. The Millenia(TM) high-pressure balloon catheter received FDA approval in October 1996. Unit sales of balloon and guiding catheters remain solid, however, continued downward pricing pressures for balloon catheters more than offset the unit growth. Solid revenue contributions were also made by surgical cannulae and heart valves during the quarter. Sales of perfusion and blood management systems were flat compared to last year's comparable quarter.

Exclusive of the effects of foreign currency translation, sales of the Neurological and Other Businesses, primarily consisting of implantable neurostimulation devices, drug administration systems, neurosurgery and developing businesses, grew 72.7 percent and 74.5 percent, respectively, for the quarter and six-month periods ended November 1, 1996 compared to the same periods last year. A strong contributing growth factor was rapid sales growth in Europe of neurostimulation therapy for control of essential tremor and tremor associated with Parkinson's disease. This therapy is currently in clinical evaluation in the U.S. Another therapy, delivery of Lioresal(R) (baclofen, USP) Intrathecal by the SynchroMed(R) drug infusion system for spasticity of cerebral origin, continues to gain increasing worldwide acceptance. In addition, the Mattrix(R) and Itrel(R) 3 spinal cord stimulation systems continue to hold strong market share positions. Also, PS Medical and Synectics, which were acquired in November 1995 and April 1996, respectively, contributed to the strong growth.

Costs of Products Sold
----------------------

Cost of products sold as a percent of sales for the quarter and six-month periods ended November 1, 1996 was 25.3 percent and 25.6 percent, respectively, compared to 28.1 percent and 28.4 percent for the comparative periods last year. The decrease in the cost of products sold as a percent of sales resulted from increased productivity, the impact of favorable product and geographic mixes combined with substantially increased volumes.

Research and Development Expense
--------------------------------

Research and development expense was $68.3 million for the quarter and $133.9 million for the six-month period ended November 1, 1996, an increase of 22.0 percent and 22.1 percent, respectively, over the comparable periods last year. This increase reflects the company's continued financial commitment and strategy to grow revenue and market share by developing technological enhancements and new indications for existing products as well as developing minimally invasive and new technologies to address unmet patient needs and to help reduce procedural cost and length of hospital stay.

Selling, General, and Administrative Expense (SG&A)
---------------------------------------------------

SG&A expense for the quarter ended November 1, 1996, was $189.0 million compared to $166.2 million for the comparable period last year. SG&A as a percent of sales decreased from 32.0 percent a year ago to 31.6 percent for the current quarter. The decrease in SG&A as a percent of sales is attributable to accelerated revenue growth combined with continued overall cost efficiencies.

Interest
--------

Interest expense of $2.6 million for the quarter was slightly higher than the $2.2 million for the same period last year. Interest income of $8.7 million for the quarter increased 6.1 percent from the $8.2 million for the same period last year, and was primarily the result of increased average investment balances over the prior year.

Income Taxes
------------

The estimated effective tax rate for the company's current fiscal year is 34.5 percent compared to an effective rate of 35.0 percent, after restatement for the acquisitions of AneuRx and InStent, for the fiscal year ended April 30, 1996. However, the company continues to experience upward pressure on the tax rate, resulting from recent tax legislation which reduces U.S. tax benefits derived from operations in Puerto Rico. Management believes that the adverse impact can be minimized by other tax planning initiatives.

Liquidity and Capital Resources
-------------------------------

Operating activities provided $158.5 million of cash and cash equivalents for the six-month period ended November 1, 1996 compared to $174.2 million for the same period a year ago. Working capital was $996.2 million at November 1, 1996, an increase of $134.1 million over the $862.1 million at April 30, 1996. The current ratio increased to 3.1:1 at November 1, 1996, compared to 2.6:1 at April 30, 1996. Cash and cash equivalents decreased $62.1 million during the six-month period ended November 1, 1996, compared with an increase of $62.4 million during the same period last year. The prior year comparative period includes $41.5 million of proceeds from the stock offering of a subsidiary which was acquired in June 1996, and accounted for as a pooling of interests. Significant uses of cash during the six-month period ended November 1, 1996 included the reduction of accounts payable and accrued liabilities, purchases of marketable securities, purchases of property, plant and equipment, and dividends paid to shareholders.

Government Regulation and Other Matters
---------------------------------------

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

In 1994, governmental authorities in Germany began an investigation into certain business and accounting practices by heart valve manufacturers. As part of this investigation, documents were seized from the Company and certain other manufacturers. Subsequently, the United States Securities and Exchange Commission (the "SEC") also began an inquiry into this matter. In August 1996, the SEC issued a formal non-public order of investigation to the Company, as it had to at least one other manufacturer. Based upon currently available information, the Company does not expect these investigations to have a materially adverse impact on the Company's financial position, results of operations or liquidity.

                          PART II -- OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)      Exhibits

                11 - Statement on computation of per share earnings

                27 - Financial Data Schedule (For SEC use only)

       (b)      Reports on Form 8-K

                During the quarter ended November 1, 1996, the company filed a Report on Form 8-K dated August 19, 1996 reporting under Item 5 the announcement of financial results for the fiscal first quarter ended August 2, 1996. Subsequent to the quarter ended November 1, 1996, the company filed a Report on Form 8-K dated November 22, 1996 reporting under Item 5 the announcement of financial results for the fiscal second quarter ended November 1, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Medtronic, Inc.
                                            (Registrant)



Date:  December 16, 1996               /S/ WILLIAM W. GEORGE
                                       ------------------------------------
                                       William W. George
                                       Chairman
                                       and Chief Executive Officer


Date:  December 16, 1996               /S/ ROBERT L. RYAN
                                       ------------------------------------
                                       Robert L. Ryan
                                       Senior Vice President
                                       and Chief Financial Officer