Form 10-Q
period 1997-01-31
MEDTRONIC INC
filed 1997-03-14
CIK 64670

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended January 31, 1997

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

                        Telephone number: (612) 574-4000





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____


Shares of common stock, $.10 par value, outstanding on February 28, 1997:

                                             238,226,085




                          PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                  MEDTRONIC, INC.
                         CONSOLIDATED STATEMENT OF EARNINGS
                                    (Unaudited)

                                     Three months ended             Nine months ended
                                ---------------------------     ---------------------------
                                  Jan. 31,        Jan. 26,        Jan. 31,       Jan. 26,
                                    1997            1996            1997           1996
                                -----------     -----------     -----------     -----------
                                          (in thousands, except per share data)
Net sales                       $   598,749     $   530,070      $1,797,771      $1,574,993

Costs and expenses:
  Cost of products sold             152,314         143,640         458,955         440,710
  Research and development
    expense                          69,531          63,318         203,459         173,038
  Selling, general, and
    administrative expense          188,517         164,248         569,191         505,686
  Interest expense                    1,536           1,842           6,148           5,850
  Interest income                    (9,650)         (7,031)        (26,971)        (21,606)
                                -----------     -----------     -----------     -----------
    Total costs and expenses        402,248         366,017       1,210,782       1,103,678
                                -----------     -----------     -----------     -----------

Earnings before income taxes        196,501         164,053         586,989         471,315

Provision for income taxes           67,793          57,491         202,511         164,624
                                -----------     -----------     -----------     -----------

Net earnings                    $   128,708     $   106,562     $   384,478     $   306,691
                                ===========     ===========     ===========     ===========

Weighted average shares
  outstanding                       239,957         238,469         239,703         236,903

Earnings per share              $      0.54     $      0.45     $      1.60     $      1.29
                                ===========     ===========     ===========     ===========

See accompanying notes to condensed consolidated financial statements.



                                 MEDTRONIC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                                  January 31,     April 30,
                                                     1997           1996
                                                  -----------    -----------
                   ASSETS                               (in thousands)
                   ------
Current assets:
  Cash and cash equivalents                       $    61,136    $   151,050
  Short-term investments                              454,872        355,741
  Accounts receivable, less allowance for
    doubtful accounts of $17,456 and $18,094          490,095        458,090

  Inventories:
      Finished goods                                  133,485        118,952
      Work in process                                  70,457         61,000
      Raw materials                                    88,615         77,526
                                                  -----------    -----------
        Total inventories                             292,557        257,478

  Prepaid expenses and other current assets           205,964        168,914
                                                  -----------    -----------

    Total current assets                            1,504,624      1,391,273

Property, plant, and equipment                        930,196        835,739
Accumulated depreciation                             (467,570)      (418,826)
                                                  -----------    -----------
  Net property, plant, and equipment                  462,626        416,913

Goodwill and other intangible assets, net             482,704        473,027
Long-term investments                                 181,638        219,964
Other assets                                           63,638         53,523
                                                  -----------    -----------

    Total assets                                  $ 2,695,230    $ 2,554,700
                                                  ===========    ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
  Short-term borrowings                           $    87,160    $    60,690
  Accounts payable                                     94,675        100,149
  Accrued liabilities                                 306,556        368,309
                                                  -----------    -----------
    Total current liabilities                         488,391        529,148

Long-term debt                                         17,734         15,336
Other long-term liabilities                           137,668        128,181
Deferred tax liabilities                               18,240         45,744

Shareholders' equity:
  Common stock--par value $.10                         23,970         23,931
  Retained earnings                                 2,070,252      1,843,707
  Cumulative translation adjustment                   (32,353)        (2,675)
                                                  -----------    -----------
                                                    2,061,869      1,864,963
  Receivable from Employee Stock Ownership Plan       (28,672)       (28,672)
                                                  -----------    -----------

    Total shareholders' equity                      2,033,197      1,836,291
                                                  -----------    -----------

    Total liabilities and shareholders' equity    $ 2,695,230    $ 2,554,700
                                                  ===========    ===========

See accompanying notes to condensed consolidated financial statements.



                                 MEDTRONIC, INC.
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                             Nine months ended
                                                          ----------------------
                                                           Jan. 31,     Jan. 26,
                                                            1997         1996
                                                          ---------    ---------
                                                              (in thousands)
OPERATING ACTIVITIES:
  Net earnings                                            $ 384,478    $ 306,691
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                          98,351       91,735
      Change in assets and liabilities:
        Increase in accounts receivable                     (42,869)     (19,882)
        Increase in inventories                             (50,195)     (27,482)
        Decrease in accounts payable and
          accrued liabilities                               (70,305)     (52,249)
        Changes in other operating assets and
          liabilities                                       (21,675)      19,337
                                                          ---------    ---------

        Net cash provided by operating activities           297,785      318,150

INVESTING ACTIVITIES:
  Additions to property, plant, and equipment              (119,738)     (95,253)
  Purchases of marketable securities                       (499,640)    (418,948)
  Sales and maturities of marketable securities             398,375      280,987
  Acquisition of subsidiary, net of cash acquired           (18,873)           0
  Other investing activities (net)                          (66,474)     (18,859)
                                                          ---------    ---------

        Net cash used in investing activities              (306,350)    (252,073)

FINANCING ACTIVITIES:
  Increase in short-term borrowings (net)                    31,836        1,003
  Decrease in long-term debt (net)                             (317)      (1,592)
  Proceeds from stock offering of acquired subsidiary             0       41,538
  Dividends to shareholders                                 (68,153)     (45,217)
  Repurchases of common stock                               (74,533)     (33,574)
  Issuance of common stock                                   35,673       25,376
                                                          ---------    ---------

        Net cash used in financing activities               (75,494)     (12,466)

Effect of exchange rate changes on cash and
  cash equivalents                                           (5,855)      (1,482)
                                                          ---------    ---------

Net increase (decrease) in cash and cash equivalents        (89,914)      52,129

Cash and cash equivalents at beginning of period            151,050       98,292
                                                          ---------    ---------

Cash and cash equivalents at end of period                $  61,136    $ 150,421
                                                          =========    =========

Supplemental Noncash Investing and Financing Activities
  Issuance of common stock for acquisition of
    subsidiary, net of cash acquired                      $       0    $  68,951
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net Earnings
------------

Net earnings for the third quarter ended January 31, 1997 were $128.7 million, or $0.54 per share. Earnings per share reflect an increase of 20.0 percent over the $0.45 per share reported on earnings of $106.6 million for the third quarter last year. Net earnings increased 25.4 percent to $384.5 million for the nine-month period ended January 31, 1997, compared to $306.7 million for the same period last year. Earnings per share for the nine-month period ended January 31, 1997 were $1.60, an increase of 24.0 percent over the $1.29 reported in the prior year.

Sales
-----

Sales for the quarter and nine-month period ended January 31, 1997 increased
13.0 percent and 14.1 percent, respectively, compared to the same periods last year. Exclusive of the effects of foreign currency translation, sales for the quarter and nine-month period ended January 31, 1997 increased 15.0 percent and
16.7 percent, respectively, over the comparable periods last year. Sales growth in the quarter and nine-month period was negatively impacted by $10.8 million and $40.6 million, respectively, of unfavorable exchange rate movements caused primarily by the strengthening of the U.S. dollar versus major European currencies and the Japanese Yen.

The growth over last year was led by strong contributions from the Pacing business, which consists primarily of Bradycardia Pacing, Tachyarrhythmia Management and Ablation Systems. After removing the impact of foreign exchange rate fluctuations, worldwide sales of the Pacing business grew 11.2 percent and
12.6 percent during the quarter and nine-month period ended January 31, 1997, respectively, compared to the same periods a year ago. Bradycardia pacemaker sales of Thera(R) and Thera(R) i-series(TM) pacemakers, combined with CapSure(R) leads, continued to reflect strong growth in both U.S. and non-U.S. markets. Pacemakers of the new Medtronic.Kappa(TM) generation were released in Europe at the end of the quarter. Tachyarrhythmia management's Micro Jewel(TM) II device, currently the world's smallest and lightest defibrillator, which received U.S. Food and Drug Administration (FDA) approval in November 1996, continued to gain market share position in the highly competitive defibrillator marketplace.

Sales within the Other Cardiovascular business, (consisting of balloon and guiding catheters, stents, interventional neuroradiology, heart valves, perfusion and blood management systems, cannulae and surgical accessories) increased 8.1 percent and 10.5 percent, respectively, on a comparable operations basis for the quarter and nine-month periods ended January 31, 1997. This increase was primarily attributable to continued growth made by the Medtronic Wiktor(R) coronary stent in Japan, and gains in Europe by the Wiktor(R)-i and beStent(TM), which was commercially released in Europe and other world markets outside the U.S. in November 1996. The stent market is becoming increasingly competitive, particularly outside the U.S. Also contributing to the revenue growth were strong sales gains in devices for interventional neuroradiology. Strong revenue contributions were also made by surgical cannulae and heart valves during the quarter. Unit sales of balloon and guiding catheters remain solid, however, continued downward pricing pressures for balloon catheters more than offset the unit growth. Sales of perfusion products were flat compared to last year's comparable quarter. The Maxima Forte(TM) blood oxygenator received FDA approval in January 1997.

Exclusive of the effects of foreign currency translation, sales of the Neurological and Other Businesses, consisting primarily of implantable neurostimulation devices, drug administration systems, neurosurgery and developing businesses, grew 58.4 percent and 68.3 percent, respectively, for the quarter and nine-month periods ended January 31, 1997 compared to the same periods last year. A strong contributing growth factor was rapid sales growth in Europe of neurostimulation therapy for control of essential tremor and tremor associated with Parkinson's disease. This therapy is currently in clinical evaluation in the U.S. Another therapy, delivery of Lioresal(R) (baclofen, USP) Intrathecal by the SynchroMed(R) drug infusion system for spasticity of cerebral origin, continues to gain increasing worldwide acceptance. In addition, the Mattrix(R) and Itrel(R) 3 spinal cord stimulation systems continue to hold strong market share positions. In December 1996, the AlgoMed(TM) implantable drug infusion system, a new patient-activated device for cancer patients, was launched in European markets. Also, PS Medical and Synectics, which were acquired in November 1995 and April 1996, respectively, contributed to the strong growth.

Costs of Products Sold
----------------------

Cost of products sold as a percent of sales for the quarter and nine-month periods ended January 31, 1997 was 25.4 percent and 25.5 percent, respectively, compared to 27.1 percent and 28.0 percent for the comparative periods last year. The decrease in the cost of products sold as a percent of sales resulted primarily from the impact of favorable product and geographic mixes combined with substantially increased volumes.

Research and Development Expense
--------------------------------

Research and development expense as a percent of sales was 11.6 percent and 11.3 percent, respectively, for the quarter and nine-month periods ended January 31, 1997, compared to 11.9 percent and 11.0 percent, respectively, for the comparative periods last year. Research and development expense was $69.5 million for the quarter and $203.5 million for the nine-month period ended January 31, 1997, an increase of 9.8 percent and 17.6 percent, respectively, over the comparable periods last year. This increase reflects the company's continued financial commitment and strategy to grow revenue and market share by developing technological enhancements and new indications for existing products as well as developing minimally invasive and new technologies to address unmet patient needs and to help reduce procedural cost and length of hospital stay.

Selling, General, and Administrative Expense (SG&A)
---------------------------------------------------

SG&A expense for the quarter ended January 31, 1997, was $188.5 million compared to $164.2 million for the comparable period last year. SG&A as a percent of sales for the quarter ended January 31, 1997 was 31.5 percent compared to 31.0 percent for the comparative period last year. The increase in SG&A as a percent of sales is attributable to a decrease in the dollar amount of gains recognized in the current quarter from hedging activities as compared to the comparative period last year partially offset by gains recognized in the current quarter from the sale of certain available-for-sale equity securities.

Interest
--------

Interest expense of $1.5 million for the quarter was slightly lower than the $1.8 million for the same period last year. Interest income of $9.7 million for the quarter increased $2.7 million from the $7.0 million for the same period last year, and was primarily the result of increased average investment balances over the prior year.

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

Liquidity and Capital Resources
-------------------------------

Operating activities provided $297.8 million of cash and cash equivalents for the nine-month period ended January 31, 1997 compared to $318.2 million for the same period a year ago. Working capital was $1,016.2 million at January 31, 1997, an increase of $154.1 million over the $862.1 million at April 30, 1996. The current ratio increased to 3.1:1 at January 31, 1997, compared to 2.6:1 at April 30, 1996. Cash and cash equivalents decreased $89.9 million during the nine-month period ended January 31, 1997, compared with an increase of $52.1 million during the same period last year. The prior year comparative period includes $41.5 million of proceeds from the stock offering of a subsidiary which was acquired in June 1996, and accounted for as a pooling of interests. Significant uses of cash during the nine-month period ended January 31, 1997 included the reduction of accounts payable and accrued liabilities, purchases of marketable securities, purchases of property, plant and equipment, dividends paid to shareholders, and repurchases of common stock.

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


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                     11 - Statement on computation of per share earnings

                     27 - Financial Data Schedule (For SEC use only)

         (b)      Reports on Form 8-K

                     During the quarter ended January 31, 1997, the company filed a Report on Form 8-K dated November 19, 1996 reporting under Item 5 the announcement of financial results for the fiscal second quarter ended November 1, 1996. Subsequent to the quarter ended January 31, 1997, the company filed a Report on Form 8-K dated February 18, 1997 reporting under Item 5 the announcement of financial results for the fiscal third quarter ended January 31, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      Medtronic, Inc.
                                                        (Registrant)



Date:  March 13, 1997                            /S/ WILLIAM W. GEORGE
                                                 ------------------------------
                                                 William W. George
                                                 Chairman
                                                 and Chief Executive Officer



Date:  March 13, 1997                            /S/ ROBERT L. RYAN
                                                 ------------------------------
                                                 Robert L. Ryan
                                                 Senior Vice President
                                                 and Chief Financial Officer