Form 10-K405
period 1997-04-30
MEDTRONIC INC
filed 1997-07-23
CIK 64670

================================================================================

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.
    FOR THE FISCAL YEAR ENDED APRIL 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
    FOR THE TRANSITION PERIOD FROM _______________ TO _______________


                           COMMISSION FILE NO. 1-7707
                                [LOGO] MEDTRONIC
                                 MEDTRONIC, INC.

               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

MINNESOTA                                                            41-0793183
(STATE OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)

                            7000 CENTRAL AVENUE N.E.
                          MINNEAPOLIS, MINNESOTA 55432
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                        TELEPHONE NUMBER: (612) 514-4000

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. (X)

AGGREGATE MARKET VALUE OF VOTING STOCK OF MEDTRONIC, INC. HELD BY NONAFFILIATES OF THE REGISTRANT AS OF JULY 3, 1997, BASED ON THE CLOSING PRICE OF $89.875 AS REPORTED ON THE NEW YORK STOCK EXCHANGE: $20.80 BILLION.

SHARES OF COMMON STOCK OUTSTANDING ON JULY 3, 1997: 234,662,051

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF REGISTRANT'S 1997 ANNUAL SHAREHOLDERS REPORT ARE INCORPORATED BY REFERENCE INTO PARTS I, II AND IV; PORTIONS OF REGISTRANT'S PROXY STATEMENT FOR ITS 1997 ANNUAL MEETING ARE INCORPORATED BY REFERENCE INTO PART III.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS. Medtronic, Inc. (together with its subsidiaries, "Medtronic" or the "company") was incorporated as a Minnesota corporation in 1957. Medtronic is the world's leading medical technology company specializing in implantable and interventional therapies. Primary products include implantable pacemaker systems used for the treatment of bradycardia, implantable tachyarrhythmia management devices, ablation systems, mechanical and tissue heart valves, balloon and guiding catheters used in angioplasty, coronary and peripheral stents and stented grafts, interventional neuroradiology products, implantable neurostimulation and drug delivery systems, hydrocephalic shunts and other neurosurgical devices, urological and digestive diagnostic systems, perfusion systems including blood oxygenators, centrifugal blood pumps, cannulae products, and autotransfusion and blood monitoring systems, and minimally invasive cardiac surgery products.

In fiscal 1997, the company continued to enhance its strategic position by taking advantage of additional growth opportunities through acquisitions. In May 1996, the company acquired AneuRx, Inc., which provides a minimally invasive endovascular stented graft and delivery system used to repair life-threatening abdominal aortic aneurysms. In June 1996, the company acquired InStent Inc., which develops, manufactures and markets a variety of self-expanding and balloon-expandable stents used in a broad range of medical indications. In August 1996, the company acquired Avalon Laboratories, Inc., which develops, manufactures and sells cannulae and other surgical products.

Medtronic operates in a single industry segment, that of providing medical products and services. Its revenues, operating profits and assets for the past three fiscal years (1995-1997) have been attributable to this single industry segment. The company does business in more than 120 countries and reports on three business units -- Pacing, Other Cardiovascular, and Neurological and Diversified Businesses -- and three geographic areas -- the Americas, Europe/Middle East/Africa (Europe), and Asia/Pacific.

BUSINESS DESCRIPTION. Pacing is the company's largest business unit, consisting primarily of Bradycardia Pacing, which produces products for treating patients with slow or irregular heartbeats, Tachyarrhythmia Management, which develops products to treat abnormally fast heart rhythms, and Ablation Systems. The bradycardia pacing systems include pacemakers, leads and accessories. The pacemakers can be noninvasively programmed by the physician to adjust sensing, electrical pulse intensity, rate, duration and other characteristics, and can produce impulses to cause contractions in either the upper or lower heart chamber, or both, in appropriate relation to heart activity. The company's Model 9790 programmer can be used interchangeably with all of the company's bradycardia pacemakers as well as with its Jewel(R) and Micro Jewel(R) line of tachyarrhythmia management devices. Advances in bradycardia pacing in fiscal 1997 include the commercial release of the new Medtronic.Kappa 400 series of pacemakers in Europe, which is a new generation of pacemakers designed to adjust heart rate to match patient activity without requiring a hospital or clinic visit. The Kappa 400 series is currently in clinical trials in the U.S. Medtronic also markets the CapSure(R) Z and CapSureFix(R) steroid-eluting leads, which deliver more concentrated levels of electrical energy that extend device life. Nearly half of Medtronic's revenues are generated from the sale of implantable cardiac pacemaker systems for treatment of bradycardia.

The Tachyarrhythmia Management business produces implantable devices and transvenous lead systems for treating ventricular tachyarrhythmias, which are abnormally fast, and sometimes fatal, heart rhythms. The systems offer a tiered therapy of pacing, cardioversion and defibrillation, and may be implanted pectorally, which reduces patient trauma and hospitalization time and costs. The company's Jewel(R) line of devices was expanded in July 1996 with the commercial release in the U.S. of the Micro Jewel(R) implantable defibrillator, which offers expanded diagnostic capabilities in a smaller size device. The Micro Jewel(R) II, currently the world's smallest and lightest implantable defibrillator, was commercially released in the U.S. in November 1996. The Jewel(R) AF for treatment of atrial arrhythmias is currently in clinical trials in the U.S. The entire line of tachyarrhythmia devices, like the bradycardia pacemakers, are programmed with the Model 9790 pacing programmer.

The Ablation Systems business develops and markets EP catheters and ablation systems that are used to neutralize heart cells involved in conducting arrhythmias.

The company's Pacing business unit accounted for 65.6% of Medtronic's net sales during the fiscal year ended April 30, 1997 ("fiscal 1997"), 67.9% of net sales in fiscal 1996 and 66.0% of net sales in fiscal 1995.

The Other Cardiovascular business unit is comprised of the Vascular and Cardiac Surgery businesses. The Vascular business was established in fiscal 1996 to focus the company's involvement in minimally invasive therapies for the treatment of disease and damage to cerebral, coronary and peripheral blood vessels. Medtronic's previous involvement in the vascular area has been in coronary angioplasty. The company offers coronary angioplasty balloon and guide catheters worldwide. The company's Wiktor(R) and Wiktor(R)-i stents, designed for coronary applications, are widely used outside the U.S., as is Medtronic's beStent(TM). In late June 1997, the FDA cleared the Wiktor(R) Prime coronary stent system for commercial release in the U.S. Adding to the company's previous expertise in the vascular area are three companies acquired in fiscal 1996 and 1997: AneuRx, Inc., which provides minimally invasive abdominal aortic aneurysm repair therapy; InStent Inc., which develops self-expanding and balloon expandable stents used in several of the body's fluid passageways; and Micro Interventional Systems, which develops products for the minimally invasive treatment of stroke and peripheral vascular diseases.

The Cardiac Surgery business includes the Heart Valves, Cardiopulmonary, DLP Cannulae and Blood Management businesses. Through a series of strategic acquisitions over the past decade, Medtronic now markets through its Cardiopulmonary, DLP Cannulae and Blood Management businesses a complete line of blood-handling products that form a life-saving circuit by maintaining and monitoring blood circulation, oxygen supply and body temperature while the patient is undergoing emergency treatment or open-heart surgery. The company's Heart Valve business produces tissue and mechanical valves and repair products for damaged or diseased heart valves. The Blood Management business markets the Sequestra(TM) 1000 autotransfusion system, which recovers and processes a patient's blood during major surgery, minimizing concern about the transmission of bloodborne diseases.

The company's Other Cardiovascular business unit accounted for 22% of net sales in fiscal 1997, 23.6% of net sales in fiscal 1996 and 26.5% of net sales for fiscal 1995.

The company's Neurological and Diversified business unit consists of the Neurological business and Corporate Ventures. The Neurological business includes the Neurostimulation, Drug Delivery, Diagnostic Systems and Neurosurgery businesses. The Neurostimulation business produces implantable systems for spinal cord and brain stimulation to treat pain and tremor. Neurostimulation products include the Itrel(R) 3 spinal cord stimulation system, which features a patient-operated control unit, and the Mattrix(R) stimulator, which offers a dual stimulation mode for more effective pain management. The new Activa(TM) therapy for essential tremor and tremor associated with Parkinson's disease has been recommended for marketing clearance by an advisory panel to the FDA. The Activa(TM) allows stimulation levels to be adjusted according to the needs of each patient.

The company's Drug Delivery business produces implantable programmable drug delivery systems that are used in treating chronic intractable pain, tremor and spasticity, including the SynchroMed(R) drug delivery system. The business is collaborating with several biotechnology companies to develop therapies for neurodegenerative disorders such as Alzheimer's disease, Parkinson's disease, Huntington's disease and amyotrophic lateral sclerosis or Lou Gehrig's disease. Compounds for treating these diseases, called neurotrophic factors, are still in development by these companies. Once they are proven to be safe and effective, Medtronic believes its drug delivery technology could be effective in administering these agents directly to their site of action in precise doses. In fiscal 1996, the company added two new growth platforms in this sector by acquiring PS Medical, which manufactures and distributes cerebrospinal fluid shunts and neurosurgical implants, and Synectics Medical AB of Stockholm, Sweden, a world leader in computer-supported systems to diagnose urological and digestive disorders and sleep apnea.

Corporate Ventures focuses on using the company's core technologies to meet unmet medical needs that are beyond the immediate areas of focus of the other sectors, such as minimally invasive cardiac surgery and upper airway stimulation.

The Neurological and Diversified business unit accounted for 12.4% of net sales for fiscal 1997, 8.5% of net sales for fiscal 1996 and 7.5% of net sales for fiscal 1995.

GOVERNMENT REGULATION. Government and private sector initiatives to limit the growth of health care costs, including price regulation and competitive pricing, are continuing in many countries in which the company does business, including the United States. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical therapies. Although the company believes it is well positioned to respond to changes resulting from this worldwide trend toward cost containment, the uncertainty as to the outcome of any proposed legislation or changes in the marketplace precludes the company from predicting the impact these changes may have on future operating results.

In the United States, the Food and Drug Administration (the "FDA"), among other governmental agencies, is responsible for regulating the introduction of new medical devices, including laboratory and manufacturing practices, labeling and recordkeeping for medical devices, and review of manufacturers' required reports of adverse experience to identify potential problems with marketed medical devices. The FDA can ban certain medical devices, detain or seize adulterated or misbranded medical devices, order repair, replacement, or refund of such devices, and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain certain violations of the Food, Drug and Cosmetic Act and the Safe Medical Devices Act pertaining to medical devices, or initiate action for criminal prosecution of such violations. Many of the devices that Medtronic develops and markets are in a category for which the FDA has implemented stringent clinical investigation and pre-market clearance requirements. Moreover, the FDA administers certain controls over the export of such devices from the United States.

Medical device laws are also in effect in many of the countries in which Medtronic does business outside the United States. These range from comprehensive device approval requirements for some or all of Medtronic's medical device products to requests for product data or certifications. The number and scope of these requirements is increasing.

In the early 1990's the review time by the FDA to clear medical devices for commercial release lengthened and the number of clearances, both of 510(k) submissions and pre-market approval applications ("PMA's"), decreased. In response to public and congressional concern, the FDA has attempted to address these issues by clearing more 510(k) submissions and clearing them more quickly. Some progress has also been made in the number of PMA's and PMA-Supplements cleared, but review times for leading-edge, innovative products remain long. While the trend is in the right direction, the lengthy clearance time remains a significant issue and various legislative solutions to resolve this are currently before the U.S. Congress.

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

The company operates in an industry susceptible to significant product liability claims. In recent years, there has been an increased public interest in product liability claims for implanted medical devices, including pacemakers and leads. These claims may be brought by individuals seeking relief for themselves or, increasingly, by groups seeking to represent a class, and the company has experienced an increase in such claims. During the past year, United States District Courts in California, Florida and

Kentucky have refused to certify class actions in cases brought against the company. This is consistent with the trend in class action law as it applies to the medical device industry generally. In addition, product liability claims may be asserted against the company in the future relative to events not known to management at the present time. Management believes that the company's risk management practices, including insurance coverage, are reasonably adequate to protect against potential product liability losses.

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

Medtronic sells most of its products and services directly through its staff of trained, full-time sales representatives. Sales by these representatives accounted for approximately 93.1% of Medtronic's U.S. sales and approximately 66.1% of its sales from other countries in fiscal 1997. The remaining sales were made through independent distributors.

RAW MATERIALS AND PRODUCTION. Medtronic generally has vertically integrated manufacturing operations, and makes its own lithium batteries, feedthroughs, integrated and hybrid circuits, microprocessors, and certain other components. Medtronic purchases many of the parts and materials used in manufacturing its components and products from external suppliers. Medtronic's single- and sole-sourced materials include biomaterials such as adhesives, polymers, elastomers and resins; certain integrated circuits and other electrical/electronic/ mechanical components; power sources, battery anodes, pyrolytic carbon discs, pharmaceutical preparations such as Lioresal(R) (baclofen, USP) Intrathecal (registered trademark of Novartis Pharmaceutical Corporation), and computer and other peripheral equipment.

Certain of the raw materials and components used in Medtronic products are available only from a sole supplier. Materials are purchased from single sources for reasons of quality assurance, sole source availability or cost effectiveness. Medtronic works closely with its suppliers to assure continuity of supply while maintaining high quality and reliability. However, in an effort to reduce potential product liability exposure, certain suppliers have terminated or are planning to terminate sales of certain materials and parts to companies that manufacture implantable medical devices. Medtronic believes that various design, material or supplier alternatives can be found for these materials and components without a significant interruption in production.

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

COMPETITION AND INDUSTRY. Medtronic sells therapeutic and diagnostic medical devices in the United States and around the world. In the businesses in which Medtronic competes, the company faces a mixture of competitors ranging from large multi-national industrial manufacturers to national or regional manufacturers that offer a limited selection of products. Important factors to Medtronic's customers include product reliability and performance, product technology that provides for improved patient benefits, product price, and breadth of product lines and related product services provided by the manufacturer. Major shifts in industry market share have occurred in connection with product problems, physician advisories and safety alerts, reflecting the importance and risks of product quality in the medical device industry.

Medtronic is the leading manufacturer and supplier of pacemakers in both the U.S. and non-U.S. markets. Worldwide, approximately ten manufacturers compete in the pacemaker industry. In the U.S., Medtronic and three other manufacturers account for a significant portion of pacemaker sales. Medtronic and five other manufacturers account for most of the non-U.S. pacemaker sales.

In the tachyarrhythmia management device market, Medtronic and two other manufacturers based in the U.S. account for most sales of implantable defibrillators within and outside the U.S. Medtronic's Jewel(R) and Micro Jewel(R) family of implantable cardioverter-defibrillators is commercially available with the company's Sprint(TM) leads in U.S. and non-U.S. markets. At least three other companies have devices in various stages of development and clinical evaluation.

In the vascular market, which includes balloon and guiding catheters, and implantable stents and grafts, there are numerous competitors worldwide. Medtronic and four other manufacturers account for most balloon and guiding catheter sales. In stents, Medtronic and several competitors account for most sales worldwide, with one competitor holding a dominant market position and many new competitors emerging.

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

In the blood oxygenator market, there are approximately seven companies that account for a significant portion of the U.S. and non-U.S. markets. Medtronic is the market leader in cannulae products. Medtronic and three competitors account for a significant portion of cannulae sales in the U.S. Medtronic and three competitors account for a significant portion of autotransfusion sales in both U.S. and non-U.S. markets.

In neurological devices, Medtronic is the leading manufacturer and supplier of implantable neurostimulation and drug delivery systems, and shunts for the treatment of hydrocephalus. Medtronic and two competitors account for most sales worldwide.

Market complexity continues to intensify in the medical device industry. Factors such as relative patent portfolios, government regulation (including the regulatory approval process for medical devices), a more rigorous enforcement climate at the FDA, anticipated health care reform, buyer groups, government reimbursement systems for health care costs, product liability litigation and the rapid rate of technological change are increasingly important considerations for existing medical device manufacturers and any potential entrants to the industry.

RESEARCH AND DEVELOPMENT. Medtronic spent $280.2 million on research and development (11.5% of sales) in fiscal 1997, $243.8 million on research and development (11.2% of net sales) in fiscal 1996 and $191.4 million (11.0% of net sales) in fiscal 1995. These amounts have been applied toward improving existing products, expanding their applications, and developing new products. Medtronic's research and development projects span such areas as sensing and treatment of cardiovascular disorders (including bradycardia and tachyarrhythmia, fibrillation, and sinus node abnormalities); improved heart valves, membrane oxygenators and centrifugal blood pump systems; implantable drug delivery systems for pain, spasticity and other neurological applications; muscle and neurological stimulators; therapeutic catheters; coronary and peripheral stents and stented grafts, and treatments for restenosis; implantable physiologic sensors; treatments for heart failure; and materials and coatings to enhance the blood/device interface.

Medtronic has not engaged in significant customer or government sponsored research.

EMPLOYEES. On April 30, 1997, Medtronic and its subsidiaries employed 11,722 people on a regular, full-time basis and, including temporary and part-time employees, a total of 13,719 employees on a full-time equivalent basis.

U.S. AND NON-U.S. OPERATIONS AND EXPORT SALES. Medtronic sells products in more than 120 countries in three geographic areas: the Americas, Europe/Middle East/Africa (Europe), and Asia/Pacific.

For financial reporting purposes, revenues, profitability, and identifiable assets attributable to significant geographic areas are presented in Note 13 to the consolidated financial statements, incorporated herein by reference to Medtronic's 1997 Annual Shareholders Report on page 58. U.S. export sales to unaffiliated customers comprised less than two percent of Medtronic's consolidated sales in each of fiscal 1997, 1996 and 1995.

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

WILLIAM W. GEORGE, age 54, has been Chairman and Chief Executive Officer since August 1996, was President and Chief Executive Officer from May 1991 to August 1996, and was President and Chief Operating Officer from March 1989 to April 1991. He has been a director since March 1989. Prior to joining the company, Mr. George was President, Space and Aviation Systems Business, at Honeywell Inc. from December 1987 to March 1989. During his 11 years with Honeywell, Mr. George served in several other executive positions including President, Industrial Automation and Control, from May 1987 to December 1987; and Executive Vice President of that business from January 1983 to May 1987.

GLEN D. NELSON, M.D., age 60, has been Vice Chairman since July 1988, and has been a director since 1980. From August 1986 to July 1988, he was Executive Vice President of the company. Dr. Nelson was Chairman and Chief Executive Officer of American MedCenters, Inc., an HMO management corporation, from July 1984 to August 1986.

ARTHUR D. COLLINS, JR., age 49, has been President and Chief Operating Officer since August 1996, was Chief Operating Officer from January 1994 to August 1996 and from June 1992 to January 1994 was Executive Vice President and President of Medtronic International. He has been a director since August 1994. Prior to joining the company, Mr. Collins was Corporate Vice President, Diagnostic Products, at Abbott Laboratories from October 1989 to May 1992 and Divisional Vice President, Diagnostic Products, from May 1984 to October 1989. During his 14 years with Abbott, Mr. Collins served in various general management positions both in the United States and Europe.

BOBBY I. GRIFFIN, age 60, has been Executive Vice President since July 1988, and President, Pacing, since March 1991. From September 1985 to July 1988, Mr. Griffin was Vice President of the Pacing Business Unit.

BILL K. ERICKSON, age 53, has been Senior Vice President and President, Americas, since January 1994. From May 1992 to January 1994, Mr. Erickson was Senior Vice President and President, U.S. Cardiovascular Sales and Marketing Division. Mr. Erickson was Senior Vice President, U.S. Cardiovascular Division, from January 1990 to May 1992 and was Vice President, U.S. Cardiovascular Distribution, from January 1982 to December 1989.

JANET S. FIOLA, age 55, has been Senior Vice President, Human Resources since March 1994. She was Vice President, Human Resources, from February 1993 to March 1994, and was Vice President, Corporate Human Resources, from February 1988 to February 1993.

B. KRISTINE JOHNSON, age 45, has been Senior Vice President and President, Vascular Business since May 1996. She was Vice President and President, Tachyarrhythmia Management from May 1995 to April 1996, and Vice President and General Manager, Tachyarrhythmia Management from January 1990 to April 1995. She served in various general management positions at the company from April 1982 to December 1989. Prior to joining the company, Ms. Johnson served in several management positions at Cargill, Inc. from 1973 to 1982.

PHILIP M. LAUGHLIN, age 50, joined the company as Senior Vice President and President, Cardiac Surgery, in July 1995. Prior to that he served with Clintec Nutrition company (worldwide joint venture of Baxter International and Nestle S.A. in the field of clinical nutrition) as President, North America, from 1994 through July 1995 and as President, United States, from 1989 to 1993. From 1976 to 1989, he held numerous general management positions at Baxter International in Europe and the Far East, and was most recently Vice President, Operations, Global Business Group.

RONALD E. LUND, age 62, has been Senior Vice President and General Counsel since November 1990, and Secretary since July 1992, and was Vice President and General Counsel from February 1989 to November 1990. Prior to joining the company, Mr. Lund served as Vice President and Associate General Counsel of The Pillsbury Company from 1984 to February 1989.

JOHN A. MESLOW, age 58, has been Senior Vice President and President, Neurological Business, since March 1994. He was Vice President and President, Neurological Business, from March 1991 to March 1994, and was Vice President, Neurological Division, from March 1985 to March 1991.

ROBERT L. RYAN, age 54, has been Senior Vice President and Chief Financial Officer since April 1993. Prior to joining the company, Mr. Ryan was Vice President, Finance, and Chief Financial Officer of Union Texas Petroleum Corp. from May 1984 to April 1993, Controller from May 1983 to May 1984, and Treasurer from March 1982 to May 1983.

ITEM 2. PROPERTIES

Medtronic's principal offices are owned by the company and located in the Minneapolis, Minnesota metropolitan area. Manufacturing or research facilities are located in Arizona, California, Colorado, Massachusetts, Michigan, Minnesota, Texas, Puerto Rico, Canada, France, Germany, Israel, Italy, the Netherlands, Sweden, Switzerland and Japan. The company's total manufacturing and research space is approximately 1.8 million square feet, of which approximately 79% is owned by the company and the balance is leased.

Medtronic also maintains sales and administrative offices in the United States at 83 locations in 26 states or jurisdictions and outside the United States at 109 locations in 30 countries. Most of these locations are leased. Medtronic is utilizing substantially all of its currently available productive space to develop, manufacture and market its products. The company's facilities are in good operating condition, suitable for their respective uses and adequate for current needs.

ITEM 3. LEGAL PROCEEDINGS

Note 11 to the consolidated financial statements appearing on page 57 of Medtronic's 1997 Annual Shareholders Report is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                   PART II

ITEM 5. MARKET FOR MEDTRONIC'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information in the sections entitled "Price Range of Medtronic Stock" and "Investor Information" on page 64 of Medtronic's 1997 Annual Shareholders Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information for the fiscal years 1987 through 1997 on page 59 of Medtronic's 1997 Annual Shareholders Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information on pages 42 through 45 of Medtronic's 1997 Annual Shareholders Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, together with the report thereon of independent accountants dated May 22, 1997 appearing on pages 46 through 58 of Medtronic's 1997 Annual Shareholders Report, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF MEDTRONIC

The information on pages 1 through 5 of Medtronic's Proxy Statement for its 1997 Annual Shareholders' Meeting and on page 8 of such Proxy Statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. See also "Executive Officers of Medtronic" on pages 6 and 7 hereof.

ITEM 11. EXECUTIVE COMPENSATION

The sections entitled "Election of Directors -- Director Compensation" and "Executive Compensation" on pages 6 and 7, and 14 through 19, respectively, of Medtronic's Proxy Statement for its 1997 Annual Shareholders' Meeting are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

"Shareholdings of Certain Owners and Management" on page 8 of Medtronic's Proxy Statement for its 1997 Annual Shareholders' Meeting is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information on page 7 of Medtronic's Proxy Statement for its 1997 Annual Shareholders' Meeting concerning services provided to the company by directors and executive officers in fiscal 1997 is incorporated herein by reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

    Report of Independent Accountants (incorporated herein by reference to page 46 of Medtronic's 1997 Annual Shareholders Report)

    Statement of Consolidated Earnings -- years ended April 30, 1997, 1996, and 1995 (incorporated herein by reference to page 47 of Medtronic's 1997 Annual Shareholders Report)

    Consolidated Balance Sheet -- April 30, 1997 and 1996 (incorporated herein by reference to page 48 of Medtronic's 1997 Annual Shareholders Report)

    Statement of Consolidated Shareholders' Equity -- years ended April 30, 1997, 1996, and 1995 (incorporated herein by reference to page 49 of Medtronic's 1997 Annual Shareholders Report)

    Statement of Consolidated Cash Flows -- years ended April 30, 1997, 1996, and 1995 (incorporated herein by reference to page 50 of Medtronic's 1997 Annual Shareholders Report)

    Notes to Consolidated Financial Statements (incorporated herein by reference to pages 51 through 58 of Medtronic's 1997 Annual Shareholders Report)

    2. FINANCIAL STATEMENT SCHEDULES

    II Valuation and Qualifying Accounts -- years ended April 30, 1997, 1996, and 1995

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    3. EXHIBITS

  3.1 Medtronic Restated Articles of Incorporation, as amended to date (Exhibit 3.1).(a)
  3.2  Medtronic Bylaws, as amended to date (Exhibit 3.2).(b)
  4 Form of Rights Agreement dated as of June 27, 1991 between Medtronic and Norwest Bank Minnesota, National Association, including as Exhibit A thereto the form of Preferred Stock Purchase Right Certificate.
*10.1  1994 Stock Award Plan (Appendix A).(c)
*10.2  Management Incentive Plan (Appendix B).(c)
*10.3 1979 Restricted Stock and Performance Share Award Plan, as amended to date (Exhibit 10.1).(d)
*10.4  1979 Nonqualified Stock Option Plan, as amended (Exhibit 10.4).(b)
*10.5 Form of Employment Agreement for Medtronic executive officers (Exhibit 10.5).(e)
*10.6 1991 Restricted Stock Plan for Non-Employee Directors (Exhibit 10.6).(b) *10.7 Capital Accumulation Plan Deferral Program (Exhibit 10.7).(b)
*10.8  Postretirement Survivor Benefit Plan (Exhibit 10.7).(d)
*10.9 Amendment effective October 1, 1993 to the Directors' Retirement Plan (Exhibit 10.9).(f)
*10.10 Executive Nonqualified Supplemental Benefit Plan (Restated May 1, 1997). *10.11 Management Incentive Plan Stock Option Replacement Program (Exhibit
       10.11).(e)
 11    Computation of Earnings Per Share.
 13 Those portions of Medtronic's 1997 Annual Shareholders Report expressly incorporated by reference herein, which shall be deemed filed with the Commission.
 21    List of Subsidiaries.
 23 Consent and Report of Price Waterhouse LLP (set forth on page 12 of this report).
 24    Powers of Attorney.
 27    Financial Data Schedule.

-------------------------
(a) Incorporated herein by reference to the cited exhibit in Medtronic's Quarterly Report on Form 10-Q for the quarter ended July 28, 1995, filed with the Commission on September 8, 1995.

(b) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1996, filed with the Commission on July 24, 1996.

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

(b) REPORTS ON FORM 8-K

For the purpose of updating the company's outstanding Registration Statements on Form S-3, the company filed a Report on Form 8-K dated February 18, 1997 reporting under Item 5 the announcement of financial results for the quarter ended January 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MEDTRONIC, INC.

Dated: July 23, 1997                BY:         /s/ WILLIAM W. GEORGE
                                       ----------------------------------------
                                                  WILLIAM W. GEORGE
                                                    CHAIRMAN AND
                                              CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 23, 1997                BY:        /s/ WILLIAM W. GEORGE
                                       ----------------------------------------
                                                 WILLIAM W. GEORGE
                                                   CHAIRMAN AND
                                              CHIEF EXECUTIVE OFFICER


Dated: July 23, 1997                BY:         /s/ ROBERT L. RYAN
                                       ----------------------------------------
                                                  ROBERT L. RYAN
                                            SENIOR VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

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

Dated: July 23, 1997                BY:         /s/ RONALD E. LUND
                                       ----------------------------------------
                                                  Ronald E. Lund
                                                 Attorney-In-Fact

                      REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Medtronic, Inc.

Our audits of the consolidated financial statements referred to in our report dated May 22, 1997 appearing on page 46 of the 1997 Annual Shareholders Report of Medtronic, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Minneapolis, Minnesota
May 22, 1997



                      CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in each Registration Statement on Form S-8 (Registration Nos. 2-65157, 2-68408, 33-169, 33-36552,
2-65156, 33-24212, 33-37529, 33-44230, 33-55329, 33-63805, 33-64585, 333-04099
and 333-07385) and in each Prospectus constituting part of the Registration Statements on Form S-3 (Registration Nos. 33-64455, 33-64521, 333-01585 and 333-04101) and Form S-4 (Registration Nos. 33-52751 and 333-04591) of Medtronic, Inc. of our report dated May 22, 1997 appearing on page 46 of the 1997 Annual Shareholders Report which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule as shown above.

PRICE WATERHOUSE LLP

Minneapolis, Minnesota
July 22, 1997


                              MEDTRONIC, INC. AND SUBSIDIARIES
                      SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                  (IN THOUSANDS OF DOLLARS)

                                                                        OTHER
                                     BALANCE AT       CHARGES/         CHANGES        BALANCE
                                     BEGINNING      (CREDITS) TO       (DEBIT)       AT END OF
                                     OF PERIOD        EARNINGS         CREDIT         PERIOD
                                     ---------        --------         ------         ------
Allowance for doubtful accounts:

 Year ended 4/30/97 ...............   $18,094         $(1,952)        $(1,448)(a)     $13,673
                                                                       (1,021)(b)

 Year ended 4/30/96 ...............    22,416            (189)         (1,371)(a)      18,094
                                                                         (857)(b)
                                                                       (1,905)(c)

 Year ended 4/30/95 ...............    20,123           2,501          (1,464)(a)      22,416
                                                                        1,256 (b)

----------------------
(a) Uncollectible accounts written off, less recoveries.

(b) Reflects primarily the effects of foreign currency fluctuations.

(c) Uncollectible accounts written off related to 1993 divestiture.


                                                   Commission File Number 1-7707

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            ------------------------


                                    EXHIBITS

                                       TO

                                   FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13

                                       OF

                      THE SECURITIES EXCHANGE ACT 0F 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 1997

                                                                          METHOD
                                                                            OF
                       EXHIBITS INDEX                                     FILING

 3.1  Medtronic Restated Articles of Incorporation, as amended to date
      (Exhibit 3.1).(a)                                                      --
 3.2  Medtronic Bylaws, as amended to date (Exhibit 3.2).(b)                 --
 4    Form of Rights Agreement dated as of June 27, 1991 between Medtronic and Norwest Bank Minnesota, National Association, including as
      Exhibit A thereto the form of Preferred Stock Purchase Right
      Certificate.                                                            E
10.1  1994 Stock Award Plan (Appendix A).(c)                                 --
10.2  Management Incentive Plan (Appendix B).(c)                             --
10.3  1979 Restricted Stock and Performance Share Award Plan, as amended
      to date (Exhibit 10.1).(d)                                             --
10.4  1979 Nonqualified Stock Option Plan, as amended (Exhibit 10.4).(b)     --
10.5  Form of Employment Agreement for Medtronic executive officers
      (Exhibit 10.5).(e)                                                     --
10.6  1991 Restricted Stock Plan for Non-Employee Directors (Exhibit
      10.6).(b)                                                              --
10.7  Capital Accumulation Plan Deferral Program (Exhibit 10.7).(b)          --
10.8  Postretirement Survivor Benefit Plan (Exhibit 10.7).(d)                --
10.9  Amendment effective October 1, 1993 to the Directors' Retirement
      Plan (Exhibit 10.9).(f)                                                --
10.10 Executive Nonqualified Supplemental Benefit Plan (Restated May 1,
      1997).                                                                  E
10.11 Management Incentive Plan Stock Option Replacement Program (Exhibit
      10.11).(e)                                                             --
11    Computation of Earnings Per Share.                                      E
13    Those portions of Medtronic's 1997 Annual Shareholders Report expressly incorporated by reference herein, which shall be deemed
      filed with the Commission.                                              E
21    List of Subsidiaries.                                                   E
23    Consent and Report of Price Waterhouse LLP (set forth on page 12
      of this report).                                                       --
24    Powers of Attorney.                                                     E
27    Financial Data Schedule.                                                E

-------------------------
(a) Incorporated herein by reference to the cited exhibit in Medtronic's Quarterly Report on Form 10-Q for the quarter ended July 28, 1995, filed with the Commission on September 8, 1995.

(b) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1996, filed with the Commission on July 24, 1996.

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