Form 10-Q
period 1997-08-01
MEDTRONIC INC
filed 1997-09-12
CIK 64670

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended August 1, 1997

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

Shares of common stock, $.10 par value, outstanding on August 29, 1997:

                                          469,017,270 (Adjusted for Stock Split)

                          PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                 MEDTRONIC, INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)

                                                     Three months ended
                                                  -----------------------
                                                     August 1, August 2,
                                                     1997          1996
                                                  ---------     ---------
                                                   (in thousands, except
                                                      per share data)

Net sales                                         $ 646,279     $ 600,870

Costs and expenses:
  Cost of products sold                             160,161       155,581
  Research and development expense                   70,687        65,671
  Selling, general, and administrative expense      194,903       191,710
  Interest expense                                    1,950         2,023
  Interest income                                    (5,068)       (8,658)
                                                  ---------     ---------
    Total costs and expenses                        422,633       406,327
                                                  ---------     ---------

Earnings before income taxes                        223,646       194,543

Provision for income taxes                           77,158        67,117
                                                  ---------     ---------

Net earnings                                      $ 146,488     $ 127,426
                                                  =========     =========

Weighted average shares outstanding (Adjusted
  for stock split - See Note 2)                     468,402       478,857

Earnings per share                                $    0.31     $    0.27
                                                  =========     =========

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 MEDTRONIC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                     August 1,       April 30,
                                                       1997            1997
                                                   -----------     -----------
                   ASSETS                                (in thousands)
                   ------
Current assets:
  Cash and cash equivalents                        $   280,227     $   197,388
  Short-term investments                                20,321          53,181
  Accounts receivable, less allowance for
    doubtful accounts of $12,876 and $13,673           513,081         516,984

  Inventories:
      Finished goods                                   135,199         123,282
      Work in process                                   65,232          68,034
      Raw materials                                     99,794          91,235
                                                   -----------     -----------
        Total inventories                              300,225         282,551

  Prepaid expenses and other current assets            209,970         187,805
                                                   -----------     -----------

    Total current assets                             1,323,824       1,237,909

Property, plant, and equipment                         972,807         965,002
Accumulated depreciation                              (492,222)       (477,786)
                                                   -----------     -----------
  Net property, plant, and equipment                   480,585         487,216

Goodwill and other intangible assets, net              490,815         490,968
Long-term investments                                  143,168         125,847
Other assets                                            77,317          67,270
                                                   -----------     -----------

    Total assets                                   $ 2,515,709     $ 2,409,210
                                                   ===========     ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
  Short-term borrowings                            $    95,050     $   106,375
  Accounts payable                                      70,887         110,337
  Accrued liabilities                                  351,596         301,979
                                                   -----------     -----------
    Total current liabilities                          517,533         518,691

Long-term debt                                          18,939          13,980
Other long-term liabilities                            132,218         128,155
Deferred tax liabilities                                 6,259           2,163

Shareholders' equity:
  Common stock--par value $.10                          46,866          46,762
  Retained earnings                                  1,892,482       1,784,319
  Cumulative translation adjustment                    (70,688)        (56,960)
                                                   -----------     -----------
                                                     1,868,660       1,774,121
  Receivable from Employee Stock Ownership Plan        (27,900)        (27,900)
                                                   -----------     -----------

    Total shareholders' equity                       1,840,760       1,746,221
                                                   -----------     -----------

    Total liabilities and shareholders' equity     $ 2,515,709     $ 2,409,210
                                                   ===========     ===========

See accompanying notes to condensed consolidated financial statements.

                                 MEDTRONIC, INC.
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                          Three months ended
                                                       -----------------------
                                                        Aug. 1,       Aug. 2,
                                                         1997          1996
                                                       ---------     ---------
                                                            (in thousands)

OPERATING ACTIVITIES:
  Net earnings                                         $ 146,488     $ 127,426
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                       33,962        38,839
      Change in assets and liabilities:
        Increase in accounts receivable                   (3,381)      (10,747)
        Increase in inventories                          (25,755)       (3,246)
        Increase (decrease) in accounts payable and
          accrued liabilities                             19,315       (62,816)
        Changes in other operating assets and
          liabilities                                    (18,502)      (25,148)
                                                       ---------     ---------

        Net cash provided by operating activities        152,127        64,308

INVESTING ACTIVITIES:
  Additions to property, plant, and equipment            (21,450)      (39,003)
  Purchases of marketable securities                           0      (185,780)
  Sales and maturities of marketable securities           32,760       164,568
  Other investing activities (net)                       (24,489)       (2,828)
                                                       ---------     ---------

        Net cash used in investing activities            (13,179)      (63,043)

FINANCING ACTIVITIES:
  Decrease in short-term borrowings (net)                (11,433)      (15,649)
  Increase in long-term debt (net)                         4,959         3,610
  Dividends to shareholders                              (25,729)      (22,664)
  Repurchases of common stock                            (40,066)            0
  Issuance of common stock                                18,310         1,393
                                                       ---------     ---------

        Net cash used in financing activities            (53,959)      (33,310)

Effect of exchange rate changes on cash and
  cash equivalents                                        (2,150)        2,085
                                                       ---------     ---------

Net change in cash and cash equivalents                   82,839       (29,960)

Cash and cash equivalents at beginning of period         197,388       151,050
                                                       ---------     ---------

Cash and cash equivalents at end of period             $ 280,227     $ 121,090
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

Note 2 - Stock Split
--------------------

On July 10, 1997, the Board of Directors approved a two-for-one common stock split to be effected in the form of a 100 percent stock dividend. This stock split was effective for shareholders of record at the close of business on August 29, 1997 and distribution is expected to be made on September 12, 1997. The stock split resulted in the issuance of approximately 234,509 additional shares and the reclass of $23,451 from retained earnings to common stock, representing the par value of the shares issued. All references in the financial statements to average number of shares outstanding and earnings per share amounts for the current and prior year have been restated to reflect the split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net Earnings
------------

Net earnings for the first quarter ended August 1, 1997 were $146.5 million, or $0.31 per share after adjusting for the stock split (See Note 2). Earnings per share reflects an increase of 14.8 percent over the $0.27 per share reported on earnings of $127.4 million for the first quarter last year.

Sales
-----

Sales for the quarter ended August 1, 1997 increased 7.6 percent compared to the same period last year. Exclusive of the effects of foreign currency translation, sales for the quarter increased 11.5 percent over the comparable period last year. Sales growth in the quarter was negatively impacted by $23.7 million of unfavorable exchange rate movements caused primarily by the strengthening of the U.S. dollar versus major European currencies and the Japanese Yen.

Net sales of the Pacing Business, which consists primarily of Bradycardia Pacing and Tachyarrhythmia Management, increased 8.9 percent during the quarter after removing the impact of foreign exchange rate fluctuations, compared to the same period a year ago. This growth was lead by strong contributions from Tachyarrhythmia Management's Micro Jewel II implantable cardioverter-defibrillator, which continues to hold a strong market share position in the highly competitive defibrillator marketplace. Bradycardia sales remained solid as the Medtronic.Kappa(TM)400 series pacemakers, which were released in Europe in January 1997, continue to gain market acceptance. The Medtronic.Kappa(TM)400 series of pacemakers is currently in clinical evaluation in the U.S. During the quarter, U.S. clinical evaluation began on the Medtronic Jewel(R) AF arrhythmia management device, an "all-in-one" implantable defibrillator designed for patients with complex heart rhythm diseases requiring defibrillation in the upper or lower chambers of the heart along with dual chamber bradycardia pacing.

Sales within the Other Cardiovascular Business, (consisting of balloon and guiding catheters, stents, interventional neuroradiology products, heart valves, perfusion and blood management systems, cannulae and surgical accessories) increased 7.6 percent over the same period a year ago after excluding the effects of foreign currency translation. This growth was attributable in significant part to increased sales growth of coronary stents. The Wiktor(R) Prime coronary stent, which received U.S. Food and Drug Administration (FDA) clearance in late June 1997, has been well received by the U.S. market since its launch in July. Strong sales growth was also achieved by the Wiktor-i and beStent coronary stents in international markets. Also contributing to the growth was strong sales of surgical cannulae and tissue heart valves. Downward pricing pressures as a result of price competition for balloon catheters continued during the quarter. Sales of perfusion and blood management systems were nearly flat compared to last year's comparable quarter.

Exclusive of the effects of foreign currency translation, sales of the Neurological and Diversified Businesses, consisting primarily of implantable neurostimulation devices, drug administration systems, neurosurgery products, diagnostic systems and developing businesses, grew 34.2 percent for the quarter compared to the same period last year. Particularly strong sales growth was achieved in the drug delivery business as a result of continued increased demand for the SynchroMed(R) drug infusion system for delivery of Lioresal(R) (baclofen, USP) Intrathecal for treatment of cerebral and spinal spasticity. Another strong growth factor was the continued rapid sales growth in Europe of Medtronic Activa(TM) neurostimulation therapy for control of essential tremor and tremor associated with Parkinson's disease. Subsequent to quarter end, Medtronic Activa(TM) neurostimulation therapy received U.S. clearance from the FDA. Also, the Mattrix(R) and Itrel(R) 3 spinal cord stimulation systems continue to hold strong market share positions. In addition, neurosurgery (PS Medical) and diagnostic systems (Synectics), contributed to the strong growth.

Costs of Products Sold
----------------------

Cost of products sold as a percent of sales was 24.8 percent for the quarter compared to 25.9 percent for the same quarter a year ago. The decrease in the cost of products sold as a percent of sales resulted from the impact of favorable product and geographic mixes combined with increased volumes, and the favorable impact of foreign exchange rate fluctuations, partially offset by pricing pressures on certain products and costs related to new product introductions.

Research and Development Expense
--------------------------------

Research and development expense was $70.7 million for the quarter, an increase of 7.6 percent over the comparable period last year. This increase reflects the company's continued financial commitment and strategy to grow revenue and market share by developing technological enhancements and new indications for existing products as well as developing less invasive and new technologies to address unmet patient needs.

Selling, General, and Administrative Expense (SG&A)
---------------------------------------------------

SG&A expense for the quarter ended August 1, 1997, was $194.9 million compared to $191.7 million for the comparable period last year. SG&A as a percent of sales decreased from 31.9 percent a year ago to 30.2 percent for the current quarter. The decrease in SG&A as a percent of sales is attributable to continued overall cost efficiencies and an increase in the dollar amount of gains recognized in the current quarter from hedging activities as compared to the comparative period last year.

Interest
--------

Interest expense of $2.0 million for the quarter was consistent to that for the same period last year. Due to decreased average investment balances over the prior year as a result of significant repurchases of common stock during the third and fourth quarters of fiscal 1997, interest income decreased to $5.1 million for the quarter as compared to $8.7 million for the same period a year ago.

Income Taxes
------------

The estimated effective tax rate for the company's current fiscal year is 34.5 percent which is consistent with the effective tax rate for the fiscal year ended April 30, 1997. The company continues to experience upward pressure on the tax rate resulting from recent tax legislation which reduces U.S. tax benefits derived from the company's operations in Puerto Rico. Management believes that further adverse impact can be minimized by other tax planning initiatives.

Liquidity and Capital Resources
-------------------------------

Operating activities provided $152.1 million of cash and cash equivalents for the quarter ended August 1, 1997 compared to $64.3 million for the same period a year ago. Working capital was $806.3 million at August 1, 1997, an increase of $87.1 million over the $719.2 million at April 30, 1997. The current ratio increased to 2.6:1 at August 1, 1997, compared to 2.4:1 at April 30, 1997. Cash and cash equivalents increased $82.8 million during the quarter. Significant uses of cash during the quarter included purchases of property, plant and equipment, repurchases of common stock and dividends paid to shareholders.

                          PART II -- OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the company's 1997 Annual Meeting of Shareholders held on August 27, 1997, the shareholders approved the following:

     (a) A proposal to set the size of the Board of Directors at 11 and to elect four Class II directors of the company to serve for three-year terms ending in 2000, as follows:

Director                            Votes For             Votes Withheld
--------                            ---------             --------------

William W. George                  192,531,757              1,404,740
Bernadine P. Healy, M.D.           192,523,493              1,413,004
Richard L. Schall                  192,516,481              1,420,015
Gordon M. Sprenger                 190,776,326              3,160,171


There were no broker non-votes. In addition, the terms of the following directors continued after the meeting: Class III directors for a term ending in 1998-Arthur D. Collins, Jr., Antonio M. Gotto, Jr., M.D. and Thomas E. Holloran; and Class I directors for a term ending in 1999-Glen D. Nelson, M.D., Jack W. Schuler, Gerald W. Simonson and Richard A. Swalin, PH.D.

     (b) A proposal to ratify the appointment of Price Waterhouse LLP to serve as independent auditors of the company for the fiscal year ending April 30, 1998. The proposal received 192,882,057 votes for, and 282,402 against, ratification. There were 772,038 abstentions and no broker non-votes.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

             11 - Statement on computation of per share earnings

             27 - Financial Data Schedule (For SEC use only)

     (b)  Reports on Form 8-K

          No report on Form 8-K was filed by the company during the quarter ended August 1, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Medtronic, Inc.
                                                     (Registrant)

Date:  September 12, 1997               /S/ WILLIAM W. GEORGE
                                        ---------------------------------------
                                        William W. George
                                        Chairman
                                        and Chief Executive Officer

Date:  September 12, 1997               /S/ ROBERT L. RYAN
                                        ---------------------------------------
                                        Robert L. Ryan
                                        Senior Vice President
                                        and Chief Financial Officer