Form 10-Q
period 1997-10-31
MEDTRONIC INC
filed 1997-12-11
CIK 64670

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended October 31, 1997

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

                        Telephone number: (612) 574-4000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Shares of common stock, $.10 par value, outstanding on December 1, 1997:

                                                                     468,674,501

                          PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                 MEDTRONIC, INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)

                                 Three months ended           Six months ended
                                 ------------------           ----------------
                                Oct. 31,     Nov. 1,       Oct. 31,        Nov. 1,
                                  1997        1996           1997           1996
                               ---------    ---------    -----------    -----------
                                      (in thousands, except per share data)
Net sales                      $ 642,109    $ 598,152    $ 1,288,388    $ 1,199,022

Costs and expenses:
  Cost of products sold          158,865      151,060        319,026        306,641
  Research and development
    expense                       70,793       68,257        141,480        133,928
  Selling, general, and
    administrative expense       196,731      188,964        391,634        380,674
  Interest expense                 1,886        2,588          3,836          4,611
  Interest income                 (5,263)      (8,663)       (10,331)       (17,321)
                               ---------    ---------    -----------    -----------
    Total costs and expenses     423,012      402,206        845,645        808,533
                               ---------    ---------    -----------    -----------

Earnings before income taxes     219,097      195,946        442,743        390,489

Provision for income taxes        75,588       67,602        152,746        134,719
                               ---------    ---------    -----------    -----------

Net earnings                   $ 143,509    $ 128,344    $   289,997    $   255,770
                               =========    =========    ===========    ===========

Weighted average shares
  outstanding                    468,810      479,484        468,598        479,181

Earnings per share             $    0.31    $    0.27    $      0.62    $      0.53
                               =========    =========    ===========    ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

                                 MEDTRONIC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                  October 31,     April 30,
                                                      1997           1997
                                                  -----------    -----------
                   ASSETS                               (in thousands)
                   ------
Current assets:
  Cash and cash equivalents                       $   297,943    $   197,388
  Short-term investments                               17,260         53,181
  Accounts receivable, less allowance for
    doubtful accounts of $13,940 and $13,673          542,368        516,984

  Inventories:
      Finished goods                                  152,726        123,282
      Work in process                                  68,680         68,034
      Raw materials                                   104,067         91,235
                                                  -----------    -----------
        Total inventories                             325,473        282,551

  Prepaid expenses and other current assets           201,902        187,805
                                                  -----------    -----------

    Total current assets                            1,384,946      1,237,909

Property, plant, and equipment                      1,009,733        965,002
Accumulated depreciation                             (519,443)      (477,786)
                                                  -----------    -----------
  Net property, plant, and equipment                  490,290        487,216

Goodwill and other intangible assets, net             491,271        490,968
Long-term investments                                 152,680        125,847
Other assets                                           90,103         67,270
                                                  -----------    -----------

    Total assets                                  $ 2,609,290    $ 2,409,210
                                                  ===========    ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
  Short-term borrowings                           $   100,076    $   106,375
  Accounts payable                                     79,405        110,337
  Accrued liabilities                                 319,229        301,979
                                                  -----------    -----------
    Total current liabilities                         498,710        518,691

Long-term debt                                         16,116         13,980
Other long-term liabilities                           140,947        128,155
Deferred tax liabilities                               11,756          2,163

Shareholders' equity:
  Common stock--par value $.10                         46,854         46,762
  Retained earnings                                 1,978,457      1,784,319
  Cumulative translation adjustment                   (55,650)       (56,960)
                                                  -----------    -----------
                                                    1,969,661      1,774,121
  Receivable from Employee Stock Ownership Plan       (27,900)       (27,900)
                                                  -----------    -----------

    Total shareholders' equity                      1,941,761      1,746,221
                                                  -----------    -----------

    Total liabilities and shareholders' equity    $ 2,609,290    $ 2,409,210
                                                  ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                                 MEDTRONIC, INC.
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                          Six months ended
                                                          ----------------
                                                        Oct. 31,      Nov. 1,
                                                          1997         1996
                                                       ---------    ---------
                                                           (in thousands)
OPERATING ACTIVITIES:
  Net earnings                                         $ 289,997    $ 255,770
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                       64,077       70,435
      Change in assets and liabilities:
        Increase in accounts receivable                  (19,889)     (33,452)
        Increase in inventories                          (43,824)     (28,074)
        Decrease in accounts payable and
          accrued liabilities                             (8,247)     (73,354)
        Changes in other operating assets and
          liabilities                                    (28,936)     (32,792)
                                                       ---------    ---------

        Net cash provided by operating activities        253,178      158,533

INVESTING ACTIVITIES:
  Additions to property, plant, and equipment            (55,419)     (86,453)
  Purchases of marketable securities                           0     (309,384)
  Sales and maturities of marketable securities           35,760      248,333
  Acquisition of subsidiary, net of cash acquired              0      (18,873)
  Other investing activities (net)                       (18,096)     (39,838)
                                                       ---------    ---------

        Net cash used in investing activities            (37,755)    (206,215)

FINANCING ACTIVITIES:
  (Decrease) increase in short-term borrowings (net)      (8,763)      17,444
  Increase in long-term debt (net)                         2,136        5,821
  Dividends to shareholders                              (51,431)     (45,365)
  Repurchases of common stock                            (80,966)           0
  Issuance of common stock                                22,554        8,238
                                                       ---------    ---------

        Net cash used in financing activities           (116,470)     (13,862)

Effect of exchange rate changes on cash and
  cash equivalents                                         1,602         (554)
                                                       ---------    ---------

Net change in cash and cash equivalents                  100,555      (62,098)

Cash and cash equivalents at beginning of period         197,388      151,050
                                                       ---------    ---------

Cash and cash equivalents at end of period             $ 297,943    $  88,952
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

Note 2 - Stockholders' Equity

On July 10, 1997, the Board of Directors approved a two-for-one common stock split effected September 12, 1997 in the form of a 100 percent stock dividend to shareholders of record at the close of business on August 29, 1997. The stock split resulted in the issuance of 234,509 additional shares and the reclass of $23,451 from retained earnings to common stock, representing the par value of the shares issued. All references in the financial statements to average number of shares outstanding and earnings per share amounts for the current and prior year have been restated to reflect the split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Earnings

Net earnings for the second quarter ended October 31, 1997 were $143.5 million, or $0.31 per share. Earnings per share reflects an increase of 14.8 percent over the $0.27 per share reported on earnings of $128.3 million for the second quarter last year. Net earnings were $290.0 million for the six-month period ended October 31, 1997, compared to $255.8 million for the same period last year. Earnings per share for the six-month period ended October 31, 1997 was $0.62, an increase of 17.0 percent over the $0.53 reported in the prior year.

Sales

Sales for the quarter and six-month period ended October 31, 1997 increased 7.3 percent and 7.5 percent, respectively, compared to the same periods last year. Exclusive of the effects of foreign currency translation, sales for the quarter and six-month period ended October 31, 1997 increased 12.7 percent and 12.1 percent, respectively, over the comparable periods last year. Sales growth in the quarter and six-month period was negatively impacted by $32.0 million and $55.7 million, respectively, of unfavorable exchange rate movements caused primarily by the strengthening of the U.S. dollar against major European currencies and the Japanese Yen.

After removing the impact of foreign exchange rate fluctuations, worldwide sales of the Pacing Business, which consists primarily of Bradycardia Pacing and Tachyarrhythmia Management, grew 9.1 percent and 9.0 percent during the quarter and six-month period ended October 31, 1997, respectively, compared to the same periods a year ago. This growth was lead by strong contributions from Tachyarrhythmia Management's Micro Jewel II implantable cardioverter-defibrillator, which continues to hold a strong market share position in the highly competitive defibrillator marketplace. The Gem DR, part of the next generation Gem family of defibrillators, is currently in clinical evaluations in Europe and the U.S. Bradycardia Pacing gained sales momentum during the quarter lead by strong non-U.S. sales of the Medtronic.Kappa(TM)400 series of pacemakers. The Medtronic.Kappa(TM)400 series of pacemakers is currently awaiting FDA clearance in the U.S. Its successor product, the Medtronic.Kappa 700 series family of pacemakers entered clinical evaluations in Europe in November 1997.

Sales within the Other Cardiovascular Business, (consisting of balloon and guiding catheters, stents, interventional neuroradiology products, heart valves, perfusion and blood management systems, cannulae and surgical accessories) increased 14.5 percent and 10.9 percent for the quarter and six-month period ended October 31, 1997, respectively, after excluding the effects of foreign currency translation. This growth was attributable in significant part to U.S. sales of the Wiktor(R) Prime coronary stent, which has been positively received in the marketplace since its launch in July. The stent market has become increasingly competitive, particularly in international locations. Also contributing to the growth was strong sales of surgical cannulae and tissue heart valves along with sales of the Maxima Forte(TM) blood oxygenator. Sales of blood management systems were nearly flat compared to last year's comparable quarter. In mid-September, the endovascular stent-graft system used for minimally-invasive treatment of abdominal aortic aneurysms was launched in European markets. Balloon catheter sales decreased significantly from the same quarter in the prior year as significant price competition continued.

Exclusive of the effects of foreign currency translation, sales of the Neurological and Diversified Businesses, consisting primarily of implantable neurostimulation devices, drug administration systems, neurosurgery products, diagnostic systems and developing businesses, grew 28.3 percent and 31.1 percent, respectively, for the quarter and six-month period ended October 31, 1997 compared to the same periods last year. Particularly strong sales growth was achieved in the drug delivery business as a result of continued increased demand for the SynchroMed(R) drug infusion system for delivery of Lioresal(R) (baclofen, USP) Intrathecal for treatment of cerebral and spinal spasticity and for delivery of morphine for treatment of chronic pain, especially non-malignant chronic pain. Another strong growth factor was the continued rapid sales growth in Europe of Medtronic Activa(TM) neurostimulation therapy for control of essential tremor and tremor associated with Parkinson's disease. This therapy received U.S. clearance from the FDA in August 1997. The company is currently working to actively train centers and develop this market on a worldwide basis. Also, the Mattrix(R) and Itrel(R) 3 spinal cord stimulation systems continue to hold strong market share positions. In late September, the company received FDA clearance to market its Interstim Continence Control Therapy. In addition, neurosurgery (PS Medical) shunts for hydrocephalus contributed to the strong growth.

Cost of Products Sold

Cost of products sold as a percent of sales for the quarter and six-month period ended October 31, 1997 was 24.7 percent and 24.8 percent, respectively, compared to 25.3 percent and 25.6 percent for the same periods last year. The decrease in the cost of products sold as a percent of sales resulted from the impact of increased volumes combined with lower product costs, partially offset by pricing pressures on certain products and costs related to new product introductions.

Research and Development Expense

Research and development expense was $70.8 million for the quarter and $141.5 million for the six-month period ended October 31, 1997, respectively. Research and development expense as a percentage of net sales was 11.0 percent for both periods and reflects the company's continued financial commitment and strategy to grow revenue and market share by developing technological enhancements and new indications for existing products as well as developing less invasive and new technologies to address unmet patient needs.

Selling, General, and Administrative Expense (SG&A)

SG&A expense for the quarter ended October 31, 1997, was $196.7 million compared to $189.0 million for the comparable period last year. SG&A as a percent of sales decreased from 31.6 percent a year ago to 30.6 percent for the current quarter. The decrease in SG&A as a percent of sales is attributable to continued overall cost efficiencies.

Interest

Interest expense was $1.9 million for the quarter as compared to $2.6 million for the same period last year. Due to decreased average investment balances over the prior year as a result of significant repurchases of common stock during the third and fourth quarters of fiscal 1997, interest income decreased to $5.3 million for the quarter as compared to $8.7 million for the same period a year ago.

Income Taxes

The estimated effective tax rate for the company's current fiscal year is 34.5 percent which is consistent with the effective tax rate for the fiscal year ended April 30, 1997. The company continues to experience upward pressure on the tax rate resulting from tax legislation which reduces U.S. tax benefits derived from the company's operations in Puerto Rico. Management believes that further adverse impact can be minimized by other tax planning initiatives.

Liquidity and Capital Resources

Operating activities provided $253.2 million of cash and cash equivalents for the six-month period ended October 31, 1997 compared to $158.5 million for the same period a year ago. Working capital was $886.2 million at October 31, 1997, an increase of $167.0 million over the $719.2 million at April 30, 1997. The current ratio increased to 2.8:1 at October 31, 1997, compared to 2.4:1 at April 30, 1997. Cash and cash equivalents increased $100.6 million during the quarter. Significant uses of cash during the quarter included purchases of property, plant and equipment, repurchases of common stock and dividends paid to shareholders.


                          PART II -- OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                     11 - Statement on computation of per share earnings

                     27 - Financial Data Schedule (For SEC use only)

         (b)      Reports on Form 8-K

                  No report on Form 8-K was filed by the company during the quarter ended October 31, 1997.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Medtronic, Inc.
                                               (Registrant)


Date:  December 11, 1997               /S/ WILLIAM W. GEORGE
                                       --------------------------------
                                       William W. George
                                       Chairman
                                       and Chief Executive Officer


Date:  December 11, 1997               /S/ ROBERT L. RYAN
                                       --------------------------------
                                       Robert L. Ryan
                                       Senior Vice President
                                       and Chief Financial Officer