Form 10-Q
period 1998-01-30
MEDTRONIC INC
filed 1998-03-13
CIK 64670

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended January 30, 1998

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


Shares of common stock, $.10 par value, outstanding on March 2, 1998:

                                                               469,511,615

                          PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                 MEDTRONIC, INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)

                                        Three months ended               Nine months ended
                                   ---------------------------     ---------------------------
                                     Jan. 30,        Jan. 31,        Jan. 30,        Jan. 31,
                                      1998            1997             1998            1997
                                   -----------     -----------     -----------     -----------
                                              (in thousands, except per share data)
Net sales                          $   631,377     $   598,749     $ 1,919,765     $ 1,797,771

Costs and expenses:
  Cost of products sold                170,782         152,314         489,809         458,955
  Research and development
    expense                             74,252          69,531         215,731         203,459
  Selling, general, and
    administrative expense             184,040         188,517         575,674         569,191
  Non-recurring charges                156,400               0         156,400               0
  Foundation commitment                 36,000               0          36,000               0
  Interest expense                       2,012           1,536           5,848           6,148
  Interest income                       (6,895)         (9,650)        (17,226)        (26,971)
                                   -----------     -----------     -----------     -----------
    Total costs and expenses           616,591         402,248       1,462,236       1,210,782
                                   -----------     -----------     -----------     -----------

Earnings before income taxes            14,786         196,501         457,529         586,989

Provision for income taxes               7,530          67,793         160,276         202,511
                                   -----------     -----------     -----------     -----------

Net earnings                       $     7,256     $   128,708     $   297,253     $   384,478
                                   ===========     ===========     ===========     ===========

Weighted average shares
  outstanding                          469,087         479,915         468,799         479,407

Basic earnings per share           $      0.02     $      0.27     $      0.63     $      0.80
                                   ===========     ===========     ===========     ===========

Earnings per share
  assuming dilution                $      0.02     $      0.26     $      0.62     $      0.79
                                   ===========     ===========     ===========     ===========

Weighted average shares
  outstanding assuming dilution        476,690         489,179         475,987         488,079


See accompanying Notes to Condensed Consolidated Financial Statements.

                                 MEDTRONIC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                   January 30,      April 30,
                                                      1998             1997
                                                   -----------     -----------
                   ASSETS                                (in thousands)
                   ------

Current assets:
  Cash and cash equivalents                        $   310,602     $   197,388
  Short-term investments                                37,027          53,181
  Accounts receivable, less allowance for
    doubtful accounts of $13,446 and $13,673           546,312         516,984

  Inventories:
      Finished goods                                   141,693         123,282
      Work in process                                   72,360          68,034
      Raw materials                                    106,148          91,235
                                                   -----------     -----------
        Total inventories                              320,201         282,551

  Prepaid expenses and other current assets            281,904         187,805
                                                   -----------     -----------

    Total current assets                             1,496,046       1,237,909

Property, plant, and equipment                         971,849         965,002
Accumulated depreciation                              (497,459)       (477,786)
                                                   -----------     -----------
  Net property, plant, and equipment                   474,390         487,216

Goodwill and other intangible assets, net              471,901         490,968
Long-term investments                                  120,106         125,847
Other assets                                            96,866          67,270
                                                   -----------     -----------

    Total assets                                   $ 2,659,309     $ 2,409,210
                                                   ===========     ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
  Short-term borrowings                            $    94,393     $   106,375
  Accounts payable                                      79,997         110,337
  Accrued liabilities                                  345,650         301,979
  Restructuring liabilities                             80,675               0
                                                   -----------     -----------
    Total current liabilities                          600,715         518,691

Long-term debt                                          15,535          13,980
Other long-term liabilities                            142,552         128,155
Deferred tax liabilities                                 8,741           2,163

Shareholders' equity:
  Common stock--par value $.10                          46,922          46,762
  Retained earnings                                  1,943,616       1,784,319
  Cumulative translation adjustment                    (70,872)        (56,960)
                                                   -----------     -----------
                                                     1,919,666       1,774,121
  Receivable from Employee Stock Ownership Plan        (27,900)        (27,900)
                                                   -----------     -----------

    Total shareholders' equity                       1,891,766       1,746,221
                                                   -----------     -----------

    Total liabilities and shareholders' equity     $ 2,659,309     $ 2,409,210
                                                   ===========     ===========


See accompanying notes to condensed consolidated financial statements.

                                 MEDTRONIC, INC.
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                           Nine months ended
                                                        -----------------------
                                                        Jan. 30,       Jan. 31,
                                                          1998           1997
                                                        ---------     ---------
                                                            (in thousands)

OPERATING ACTIVITIES:
  Net earnings                                          $ 297,253     $ 384,478
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                        94,928        98,351
      Non-recurring charges                               156,400             0
      Change in assets and liabilities:
        Increase in accounts receivable                   (33,133)      (42,869)
        Increase in inventories                           (45,237)      (50,195)
        Decrease in accounts payable and
          accrued liabilities                             (29,051)      (70,305)
        Changes in other operating assets and
          liabilities                                     (68,796)      (21,675)
                                                        ---------     ---------

        Net cash provided by operating activities         372,364       297,785

INVESTING ACTIVITIES:
  Additions to property, plant, and equipment             (83,249)     (119,738)
  Purchases of marketable securities                      (86,400)     (499,640)
  Sales and maturities of marketable securities            52,131       398,375
  Acquisition of subsidiary, net of cash acquired               0       (18,873)
  Other investing activities (net)                         18,229       (66,474)
                                                        ---------     ---------

        Net cash used in investing activities             (99,289)     (306,350)

FINANCING ACTIVITIES:
  (Decrease) increase in short-term borrowings (net)      (13,692)       31,836
  Increase (decrease) in long-term debt (net)               1,555          (317)
  Dividends to shareholders                               (77,188)      (68,153)
  Repurchases of common stock                            (122,371)      (74,533)
  Issuance of common stock                                 53,086        35,673
                                                        ---------     ---------

        Net cash used in financing activities            (158,610)      (75,494)

Effect of exchange rate changes on cash and
  cash equivalents                                         (1,251)       (5,855)
                                                        ---------     ---------

Net change in cash and cash equivalents                   113,214       (89,914)

Cash and cash equivalents at beginning of period          197,388       151,050
                                                        ---------     ---------

Cash and cash equivalents at end of period              $ 310,602     $  61,136
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

Note 3 - Non-Recurring Charges and Foundation Commitment
--------------------------------------------------------

The company recorded pre-tax charges totaling $205.3 million during the third quarter. $156.4 million of this pre-tax charge pertained to management initiatives to restructure the vascular organization and reduce global infrastructure by streamlining certain manufacturing and administrative operations within the United States, Europe and Japan. These actions will include the closing of several manufacturing facilities and will result in the elimination of approximately 1,000 positions and a net reduction of about 600 in the company's worldwide workforce. The components of these charges included $7.7 million for facility reductions, $58.4 million for severance and related costs, $68.8 million for impairments to reduce the carrying value of certain intangibles and other assets to fair value, and $21.5 million for noncancelable contractual commitments and other non-recurring expenses.

In connection with this initiative, included in the $205.3 million pre-tax charge was a $12.9 million obsolescence charge to cost of products sold as a result of identified obsolescence on certain vascular inventories.

Included in the $205.3 million pre-tax charge was a commitment made by the company during the third quarter to contribute $36.0 million to the Medtronic Foundation. This commitment is expected to fund the Medtronic Foundation through the end of fiscal 2001. The Medtronic Foundation, funded entirely by the company, was established to maintain good corporate citizenship in its communities. This commitment is included in accrued liabilities at January 30, 1998.

Note 4 - New Accounting Pronouncement
-------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128 "Earnings per Share." SFAS No. 128 requires dual presentation of basic earnings per share and diluted earnings per share and is effective for financial statements for periods ending after December 15, 1997. Under SFAS No. 128, basic earnings per share is computed based on the weighted average number of common shares outstanding, while diluted earnings per share is computed based on the weighted average number of common shares outstanding plus all potential dilutive common shares of stock. Potential dilutive shares of common stock include stock options and other stock based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan. The company adopted SFAS No. 128 during the third quarter ended January 30, 1998.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net Earnings
------------

Net earnings for the third quarter ended January 30, 1998 were $7.3 million, or $0.02 per share (basic). For the comparable third quarter last year, net earnings were $128.7 million, or $0.27 per share (basic). Net earnings were $297.3 million, or $0.63 per share (basic) for the nine-month period ended January 30, 1998, compared to $384.5 million, or $0.80 per share (basic) for the same period last year. Without the $205.3 million in pre-tax charges, net earnings would have been $0.31 and $0.93 per share (basic) for the three and nine-month periods ended January 30, 1998, respectively.

Earnings per share assuming dilution were $0.02 and $0.62 for the three and nine-month periods ended January 30, 1998, respectively, compared to $0.26 and $0.79, respectively, for the same periods last year. Without the $205.3 million in pre-tax charges, earnings per share assuming dilution would have been $0.30 and $0.91 for the three and nine-month periods ended January 30, 1998, respectively.

Sales
-----

Sales for the quarter and nine-month period ended January 30, 1998 increased 5.4 percent and 6.8 percent, respectively, compared to the same periods last year. Exclusive of the effects of foreign currency translation, sales for the quarter and nine-month period ended January 30, 1998 increased 10.2 percent and 11.5 percent, respectively, over the comparable periods last year. Sales growth in the quarter and nine-month period was negatively impacted by $28.2 million and $83.9 million, respectively, of unfavorable exchange rate movements caused primarily by the strengthening of the U.S. dollar against major European currencies and the Japanese Yen.

After removing the impact of foreign exchange rate fluctuations, worldwide sales of the Pacing Business, which consists primarily of Bradycardia Pacing and Tachyarrhythmia Management, grew 8.5 percent and 8.9 percent during the quarter and nine-month period ended January 30, 1998, respectively, compared to the same periods a year ago. This growth was lead by strong contributions from Tachyarrhythmia Management's Micro Jewel(R) II implantable cardioverter-defibrillator, which continues to hold a strong market share position in the highly competitive defibrillator marketplace. The Gem(TM)DR, part of the next generation Gem family of defibrillators, is currently in clinical evaluations in Europe and the U.S. The Gem(TM), a single chamber version of the Gem family of defibrillators, entered clinical evaluations in Europe in February 1998. Bradycardia Pacing sales during the quarter were lead by strong non-U.S. sales of the Kappa(R) 400 series of pacemakers. The Kappa(R) 400 series of pacemakers received FDA clearance in the U.S. on the last day of the quarter. Its successor product, the Kappa(R) 700 series family of pacemakers entered clinical evaluations in Europe in November 1997.

Sales within the Other Cardiovascular Business, (consisting of balloon and guiding catheters, stents, interventional neuroradiology products, heart valves, perfusion and blood management systems, cannulae and surgical accessories) increased 3.9 percent and 8.6 percent for the quarter and nine-month period ended January 30, 1998, respectively, after excluding the effects of foreign currency translation. Balloon catheter sales decreased significantly from the same quarter in the prior year and for the second quarter in a row as significant competition continued resulting in declining unit sales and declining average selling prices. This continued price competition has resulted in the deterioration of balloon catheter selling prices over the past five years. The stent market has become increasingly competitive, particularly in the U.S. where the quarter marked a sequential decline in stent sales as a result of earlier than expected recent launches of competitive stents. These disappointing sales results necessitated management initiatives during the quarter to right-size the vascular organization as discussed in Note 3. The Medtronic Freestyle(R) stentless aortic tissue heart valve, which received FDA clearance in September 1997, achieved strong sales growth during the quarter. Sales of surgical cannulae were solid during the quarter. Sales of perfusion and blood management systems were nearly flat compared to last year's comparable quarter. The endovascular stent-graft system, launched in the second quarter outside the U.S., continues to gain rapid medical acceptance for minimally-invasive treatment of abdominal aortic aneurysms.

Exclusive of the effects of foreign currency translation, sales of the Neurological and Diversified Businesses, consisting primarily of implantable neurostimulation devices, drug administration systems, neurosurgery products, diagnostic systems and developing businesses, grew 28.3 percent and 30.1 percent, respectively, for the quarter and nine-month period ended January 30, 1998 compared to the same periods last year. Particularly strong sales growth was achieved in the drug delivery business as a result of continued increased demand for the SynchroMed(R) drug infusion system for delivery of Lioresal(R) (baclofen, USP) Intrathecal for treatment of cerebral and spinal spasticity. Also contributing to the growth were sales of the SynchroMed(R) for delivery of morphine for treatment of chronic pain, especially non-malignant chronic pain. Another strong growth factor was the continued rapid sales growth in Europe of Medtronic Activa(TM) neurostimulation therapy for control of essential tremor and tremor associated with Parkinson's disease. This therapy received U.S. clearance from the FDA in August 1997. Significant progress was made in the U.S. during the quarter in the training of physicians and in gaining reimbursement for this therapy in the majority of states. Also, the Mattrix(R) and Itrel(R) 3 spinal cord stimulation systems continue to hold strong market share positions. In late September, the company received FDA clearance to market its Interstim Continence Control Therapy. The company is currently working to actively train centers and develop this market. In addition, neurosurgery (PS Medical) shunts for hydrocephalus contributed to the strong growth.

Cost of Products Sold
---------------------

Cost of products sold as a percent of sales for the quarter and nine-month period ended January 30, 1998 was 27.0 percent and 25.5 percent, respectively, compared to 25.4 percent and 25.5 percent for the same periods last year. Without the $12.9 million obsolescence charge on certain vascular inventories, cost of products sold as a percent of sales for the quarter and nine-month period ended January 30, 1998 would have been 25.0% and 24.8%, respectively. Without the obsolescence charge, the decrease in the cost of products sold as a percent of sales as compared to the prior year comparable periods resulted from the impact of increased volumes combined with lower product costs, partially offset by pricing pressures on certain products and costs related to new product introductions.

Research and Development Expense
--------------------------------

Research and development expense was $74.3 million for the quarter and $215.7 million for the nine-month period ended January 30, 1998, respectively. Research and development expense as a percentage of net sales was 11.8 and 11.2 percent, respectively, for the quarter and nine-month period ended January 30, 1998, compared to 11.6 and 11.3 percent, respectively, for the comparative periods last year. The company remains committed to spending aggressively on R&D to develop technological enhancements and new indications for existing products as well as to develop less invasive and new technologies to address unmet patient needs and to help reduce procedural cost and length of hospital stay.

Selling, General, and Administrative Expense (SG&A)
---------------------------------------------------

SG&A expense for the quarter ended January 30, 1998, was $184.0 million compared to $188.5 million for the comparable period last year. SG&A as a percent of sales decreased from 31.5 percent a year ago to 29.1 percent for the current quarter. The decrease in SG&A as a percent of sales is attributable to continued emphasis on achieving overall cost efficiencies in response to the weaker than anticipated revenue trends for certain products.

Non-Recurring Charges and Foundation Commitment
-----------------------------------------------

As discussed in Note 3, the company recorded pre-tax charges totaling $205.3 million during the third quarter. Management believes these actions will eventually result in annualized pre-tax cost savings in excess of $50.0 million.

Interest
--------

Interest expense was $2.0 million for the quarter as compared to $1.5 million for the same period last year. The increase was primarily due to increased average short-term borrowings over the prior year. Due to decreased average investment balances over the prior year as a result of significant repurchases of common stock during the third and fourth quarters of fiscal 1997, interest income decreased to $6.9 million for the quarter as compared to $9.7 million for the same period a year ago.

Income Taxes
------------

Excluding the effect of the non-recurring charges discussed in Note 3, the estimated effective tax rate for the company's current fiscal year is 34.5 percent which is consistent with the effective tax rate for the fiscal year ended April 30, 1997. Despite tax legislation which reduces U.S. tax benefits derived from the company's operations in Puerto Rico, management believes that the adverse impact can be minimized by other tax planning initiatives.

Liquidity and Capital Resources
-------------------------------

Operating activities provided $372.4 million of cash and cash equivalents for the nine-month period ended January 30, 1998 compared to $297.8 million for the same period a year ago. Working capital was $895.3 million at January 30, 1998, an increase of $176.1 million over the $719.2 million at April 30, 1997. The current ratio was 2.5:1 at January 30, 1998, compared to 2.4:1 at April 30, 1997. Cash and cash equivalents increased $113.2 million during the nine-month period ended January 30, 1998. Significant uses of cash during the nine-month period ended January 30, 1998 included purchases of property, plant and equipment, repurchases of common stock and dividends paid to shareholders.


                          PART II -- OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

            10 - Agreement with Officer

            27 - Financial Data Schedule (For SEC use only)

     (b)  Reports on Form 8-K

          No report on Form 8-K was filed by the company during the quarter ended January 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    Medtronic, Inc.
                                                     (Registrant)



Date:  March 12, 1998                      /S/ WILLIAM W. GEORGE
                                           -------------------------------------
                                           William W. George
                                           Chairman
                                           and Chief Executive Officer



Date:  March 12, 1998                      /S/ ROBERT L. RYAN
                                           -------------------------------------
                                           Robert L. Ryan
                                           Senior Vice President
                                           and Chief Financial Officer