Form 10-Q/A
period 1998-01-30
MEDTRONIC INC
filed 1998-05-29
CIK 64670

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               FORM 10-Q/A (NO. 1)


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


Shares of common stock, $.10 par value, outstanding on April 30, 1998:

                                                                 469,045,244

                          PART II -- OTHER INFORMATION


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  See Exhibit Index on page following signatures

         (b)      Reports on Form 8-K

                  No report on Form 8-K was filed by the company during the quarter ended January 30, 1998.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     Medtronic, Inc.
                                                      (Registrant)



Date:  May 29, 1998                         /S/ WILLIAM W. GEORGE
                                            -----------------------------------
                                            William W. George
                                            Chairman
                                            and Chief Executive Officer



Date:  May 29, 1998                         /S/ ROBERT L. RYAN
                                            -----------------------------------
                                            Robert L. Ryan
                                            Senior Vice President
                                            and Chief Financial Officer

                                  Exhibit Index


Exhibit Number             Description

                           Financial Data Schedules(filed in electronic format only):

27.1                       Quarter ended January 30, 1998
27.2                       Quarter ended August 1, 1997 (restated)
27.3                       Fiscal year ended April 30, 1997 (restated)
27.4                       Quarter ended January 31, 1997 (restated)
27.5                       Quarter ended November 1, 1996 (restated)
27.6                       Quarter ended August 2, 1996 (restated)
27.7                       Fiscal year ended April 30, 1996 (restated)