Form 10-K
period 1998-04-30
MEDTRONIC INC
filed 1998-07-21
CIK 64670

================================================================================


                                    FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     FOR THE FISCAL YEAR ENDED APRIL 30, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     FOR THE TRANSITION PERIOD FROM ____________ TO ___________

                           COMMISSION FILE NO. 1-7707

                                MEDTRONIC [LOGO]

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

AGGREGATE MARKET VALUE OF VOTING STOCK OF MEDTRONIC, INC. HELD BY NONAFFILIATES OF THE REGISTRANT AS OF JULY 2, 1998, BASED ON THE CLOSING PRICE OF $66.875 AS REPORTED ON THE NEW YORK STOCK EXCHANGE: $30.94 BILLION.

SHARES OF COMMON STOCK OUTSTANDING ON JULY 2, 1998: 469,350,541

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF REGISTRANT'S 1998 ANNUAL REPORT ARE INCORPORATED BY REFERENCE INTO PARTS I, II AND IV; PORTIONS OF REGISTRANT'S PROXY STATEMENT FOR ITS 1998 ANNUAL MEETING ARE INCORPORATED BY REFERENCE INTO PART III.

================================================================================

                                     PART I


ITEM 1. BUSINESS

     GENERAL DEVELOPMENT OF BUSINESS. Medtronic, Inc. (together with its subsidiaries, "Medtronic" or the "company") was incorporated as a Minnesota corporation in 1957. Medtronic is the world's leading medical technology company specializing in implantable and interventional therapies. Primary products include those for bradycardia pacing, tachyarrhythmia management, atrial fibrillation management, heart failure management, coronary and peripheral vascular disease, heart valve replacement, extracorporeal cardiac support, minimally invasive cardiac surgery, malignant and non-malignant pain, movement disorders, neurosurgery and neurodegenerative disorders.

     Medtronic operates in a single industry segment, that of providing medical products and services. Its revenues, operating profits and assets for the past three fiscal years (1996-1998) have been attributable to this single industry segment. The company does business in more than 120 countries and reports on three primary product line platforms -- Cardiac Rhythm Management, Other Cardiovascular and Neurological and Other -- and three geographic areas -- the Americas, Europe/Middle East/Africa (Europe), and Asia/Pacific.

     On June 29, 1998, Medtronic, Inc. and Physio-Control International Corporation announced the signing of a definitive merger agreement. The agreement calls for each Physio-Control shareholder to receive $27.50 in the form of Medtronic common stock for each share of Physio-Control they now hold. Physio-Control designs, manufactures, markets and services an integrated line of noninvasive emergency cardiac defibrillator and vital sign assessment devices, disposable electrodes and data management software. Further information on the merger is provided in Note 15 to the consolidated financial statements, which is incorporated herein by reference to Medtronic's 1998 Annual Report -- Financial Review on page 17.

     On July 13, 1998, Medtronic, Inc. and AVECOR Cardiovascular Inc. announced the signing of an agreement under which Medtronic will acquire AVECOR in a transaction valued at approximately $91 million. The transaction calls for AVECOR shareholders to receive $11.125 in Medtronic common stock for each share of AVECOR they now hold. AVECOR develops, manufactures and markets specialty medical devices for heart/lung bypass surgery and long-term respiratory support. The company's current products include membrane oxygenators, blood reservoirs, blood filters, blood pumps, cardioplegia systems and custom tubing packs.

     BUSINESS DESCRIPTION. Cardiac Rhythm Management products consist primarily of Bradycardia Pacing, which produces products for treating patients with slow or irregular heartbeats and Tachyarrhythmia Management, which develops products to treat abnormally fast heart rhythms. The bradycardia pacing systems include pacemakers, leads and accessories. The pacemakers can be noninvasively programmed by the physician to adjust sensing, electrical pulse intensity, rate, duration and other characteristics, and can produce impulses to cause contractions in either the upper or lower heart chamber, or both, in appropriate relation to heart activity. The company's Model 9790 programmer can be used interchangeably with all of the company's bradycardia pacemakers as well as with its Jewel(R), Micro Jewel(R) and Gem(TM) lines of tachyarrhythmia management devices. Advances in bradycardia pacing in fiscal 1998 include the commercial release of the new Medtronic.Kappa(TM) 700 series of pacemakers in Europe and Canada, which features a highly automated adaptive pacing system that provides customized therapy while streamlining clinical care, and the Medtronic.Kappa(TM) 400 series in the U.S., which offers dual sensor automated rate responsive pacing and data collection for enhanced diagnostic capabilities. In general, the Kappa(R) pacemakers are designed to adjust heart rate to match patient activity without requiring a hospital or clinic visit. Medtronic also markets the CapSure(R) Z and CapSureFix(R) steroid-eluting leads, which deliver more concentrated levels of electrical energy that extend device life. Nearly half of Medtronic's revenues are generated from the sale of implantable cardiac pacemaker systems for treatment of bradycardia.

     Tachyarrhythmia Management produces implantable devices and transvenous lead systems for treating ventricular tachyarrhythmias, which are abnormally fast, and sometimes fatal, heart rhythms. The systems offer a tiered therapy of pacing, cardioversion and defibrillation, and may be implanted pectorally, which reduces patient trauma and hospitalization time and costs. In June 1998, the Gem(TM) DR defibrillator system was commercially released in Europe and certain markets outside the U.S. The Gem(TM) DR is the company's first commercially available device from its new generation of Gem(TM) products intended to meet the needs of patients with multiple heart rhythm problems. The Gem(TM) DR features an advanced dual chamber rate responsive pacing capability as well as advanced diagnostic tools. The Gem(TM) DR is currently in clinical trials in the U.S. The Gem(TM) single chamber defibrillator, currently in clinical trials in the U.S. and Europe, is designed to provide rate responsive pacing in the lower chamber of the heart. The company also markets the Jewel(R) line of devices, including the Micro Jewel(R) II implantable defibrillator, which offers expanded diagnostic capabilities in a small size device. The Jewel(R) AF for treatment of atrial arrhythmias is currently in clinical trials in the U.S. and Europe. The company also markets a full line of active and passive steroid-eluting defibrillator leads. The entire line of tachyarrhythmia devices, like the bradycardia pacemakers, are programmed with the Model 9790 programmer.

     The company's Cardiac Rhythm Management products accounted for 64.2% of Medtronic's net sales during the fiscal year ended April 30, 1998 ("fiscal 1998"), 65.6% of net sales in fiscal 1997 and 67.9% of net sales in fiscal 1996.

     Other Cardiovascular products consist of heart valves, perfusion and blood management systems, cannulae, surgical accessories, balloon and guiding catheters and stents. Heart Valves produces tissue and mechanical valves and repair products for damaged or diseased heart valves. In November 1997, the Freestyle(R) stentless aortic tissue heart valve was commercially released in the U.S., featuring advanced tissue technology for improved blood flow and increased durability. Through a series of strategic acquisitions over the past decade, Medtronic now markets through Cardiopulmonary, Blood Management and DLP Cannulae a complete line of blood-handling products that form the extracorporeal life-support circuit by maintaining and monitoring blood circulation and coagulation status, oxygen supply and body temperature while the patient is undergoing emergency treatment or open-heart surgery. The company is also pursuing enabling technologies in minimally invasive cardiac surgery, such as the commercially available Octopus(R) tissue stabilizing system, which is used to stabilize sites on the beating heart to enable the surgeon to complete bypass grafts.

     The Vascular product line supports the treatment of disease and damage to coronary and peripheral blood vessels. Medtronic's primary involvement in the vascular area has been in coronary angioplasty. The company offers coronary angioplasty balloon and guide catheters worldwide. In late April 1998, the company commercially released in Europe and certain markets outside the U.S. the Presario(TM) single-operator exchange catheter, the first in a new series of angioplasty catheters which are also intended for use as stent delivery systems. The company's family of Wiktor(R) stents is designed for coronary applications and includes the Wiktor(R) Prime(TM) coronary stent system, commercially released in the U.S. in fiscal 1998, and the Wiktor(R) Rival(TM) coronary stent system, commercially released in the U.S. in June 1998. The AneuRx stent graft for minimally invasive abdominal aortic aneurysm repair therapy is commercially available in Europe and certain markets outside the U.S. and is in clinical trials in the U.S. The company is also developing a line of self-expanding and balloon expandable peripheral vascular stents, currently in clinical trials, to be used in several of the body's fluid passageways. The market for balloon catheters and stents has become increasingly competitive, and disappointing sales of these products necessitated management initiatives during the third quarter of fiscal 1998 to restructure the vascular organization to reduce costs and focus on new products. See Note 3 to the consolidated financial statements on page 11 of the company's 1998 Annual Report -- Financial Review, which is incorporated herein by reference.

     The company's Other Cardiovascular products accounted for 21.0% of net sales in fiscal 1998, 22.0% of net sales in fiscal 1997 and 23.6% of net sales in fiscal 1996.

     Neurological and Other products consists primarily of implantable neurostimulation devices, drug administration systems, neurosurgery products and diagnostic systems. The company produces implantable systems for spinal cord and brain stimulation to treat pain and tremor. Neurostimulation products include the Itrel(R) 3 spinal cord stimulation system, which features a patient-operated control unit, and the Mattrix(R) stimulator, which offers a dual stimulation mode for more effective pain management. The new Activa(TM) therapy for essential tremor and tremor associated with Parkinson's disease was commercially released in the U.S. in fiscal 1998. Activa(TM) Parkinson's Control Therapy for other major symptoms of Parkinson's disease was commercially released in Europe in fiscal 1998 and is in clinical trials in the U.S. The Activa(TM) system allows stimulation levels to be adjusted according to the needs of each patient.

     The Drug Delivery product line consists of implantable programmable drug delivery systems that are used in treating chronic intractable pain, tremor and spasticity, including the SynchroMed(R) drug delivery system. The company is collaborating with several biotechnology companies to develop therapies for neurodegenerative disorders such as Alzheimer's disease, Parkinson's disease, Huntington's disease and amyotrophic lateral sclerosis or Lou Gehrig's disease. Compounds for treating these diseases, called neurotrophic factors, are still in development by these companies. Once they are proven to be safe and effective, Medtronic believes its drug delivery technology could be effective in administering these agents directly to their site of action in precise doses. The company also manufactures and distributes cerebrospinal fluid shunts and neurosurgical implants, and is a world leader in computer-supported systems to diagnose urological and digestive disorders and sleep apnea.

     The Neurological and Other products accounted for 14.8% of net sales for fiscal 1998, 12.4% of net sales for fiscal 1997 and 8.5% of net sales for fiscal 1996.

     GOVERNMENT REGULATION AND OTHER MATTERS. Government and private sector initiatives to limit the growth of health care costs, including price regulation and competitive pricing, are continuing in many countries where the company does business, including the United States. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical therapies. Although the company believes it is well positioned to respond to changes resulting from this worldwide trend toward cost containment, the uncertainty as to the outcome of any proposed legislation or changes in the marketplace precludes the company from predicting the impact these changes may have on future operating results.

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

     In the United States, the Food and Drug Administration (the "FDA"), among other governmental agencies, is responsible for regulating the introduction of new medical devices, including laboratory and manufacturing practices, labeling and recordkeeping for medical devices, and review of manufacturers' required reports of adverse experience to identify potential problems with marketed medical devices. The FDA can ban certain medical devices, detain or seize adulterated or misbranded medical devices, order repair, replacement, or refund of such devices, and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain certain violations of the Food, Drug and Cosmetic Act and the Safe Medical Devices Act pertaining to medical devices, or initiate action for criminal prosecution of such violations. Moreover, the FDA administers certain controls over the export of such devices from the United States. Many of the devices that Medtronic develops and markets are in a category for which the FDA has implemented stringent clinical investigation and pre-market clearance requirements. Any delay or acceleration experienced by the company in obtaining regulatory approvals to conduct clinical trials or in obtaining required market clearances (especially with respect to significant products in the regulatory process that have been discussed in the company's announcements) may affect the company's operations or the market's expectations for the timing of such events and, consequently, the market price for the company's common stock.

     Medical device laws are also in effect in many of the countries in which Medtronic does business outside the United States. These range from comprehensive device approval requirements for some or all of Medtronic's medical device products to requests for product data or certifications. The number and scope of these requirements are increasing.

     In the early 1990's the review time by the FDA to clear medical devices for commercial release lengthened and the number of clearances, both of 510(k) submissions and pre-market approval applications ("PMA's"), decreased. In response to public and congressional concern, the FDA Modernization Act of 1997 was adopted with the intent of bringing better definition to the clearance process. Although it is expected that the 1997 Act will result in improved cycle times for product clearance, there can be no assurance that the FDA review process will not involve delays or that clearances will be granted on a timely basis.

     Medtronic is also subject to various environmental laws and regulations both within and outside the United States. The operations of the company, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While it is difficult to quantify the potential impact of compliance with environmental protection laws, management believes that such compliance will not have a material impact on the company's financial position, results of operations or liquidity.

     The company operates in an industry susceptible to significant product liability claims. In recent years, there has been an increased public interest in product liability claims for implanted medical devices, including pacemakers and leads. These claims may be brought by individuals seeking relief for themselves or, increasingly, by groups seeking to represent a class, and the company has experienced an increase in such claims. During the past year, United States District Courts in California, Florida, Kentucky and Ohio have refused to certify class actions in cases brought against the company. This is consistent with the trend in class action law as it applies to the medical device industry generally. In addition, product liability claims may be asserted against the company in the future relative to events not known to management at the present time. Management believes that the company's risk management practices, including insurance coverage, are reasonably adequate to protect against potential product liability losses.

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

     The company has completed a review of its computer systems with regard to year 2000 compliance and will either replace or correct through programming modifications those computer systems that have been found to have date-related deficiencies. In addition, the company is assessing the readiness of third parties (e.g., vendors and customers) that interact with the company's systems. Also being assessed are facility and telecommunication systems, as well as systems used to support manufacturing processes, to ensure that these will be year 2000 ready. The company's products have been assessed and found to be year 2000 compliant with the exception of a few requiring minor corrective actions.

     External and internal costs specifically associated with modifying internal use software for year 2000 compliance are expensed as incurred. To date, those costs have not been material. Based upon currently available information, the company does not expect the costs of addressing potential year 2000 problems to have a material adverse impact on the company's financial position, results of operations or liquidity in future periods. The company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

     SALES, MARKETS AND DISTRIBUTION METHODS. The primary markets for Medtronic's products are hospitals, other medical institutions and physicians in the United States and other countries around the world.

     Medtronic sells most of its products and services directly through its staff of trained, full-time sales representatives. Sales by these representatives accounted for approximately 93% of Medtronic's U.S. sales and approximately 63% of its sales from other countries in fiscal 1998. The remaining sales were made through independent distributors.

     RAW MATERIALS AND PRODUCTION. Medtronic generally has vertically integrated manufacturing operations, and makes its own microprocessors, lithium batteries, feedthroughs, integrated and hybrid circuits, and certain other components. Medtronic purchases many of the parts and materials used in manufacturing its components and products from external suppliers. Medtronic's single-and sole-sourced materials include materials such as adhesives, polymers, elastomers and resins; certain integrated circuits and other electrical/electronic/mechanical components; power sources, battery anodes, pyrolytic carbon discs, pharmaceutical preparations such as Lioresal(R) (baclofen, USP) Intrathecal (registered trademark of Novartis Pharmaceutical Corporation), and computer and other peripheral equipment.

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

     COMPETITION AND INDUSTRY. Medtronic sells therapeutic and diagnostic medical devices in the United States and around the world. In the product lines in which Medtronic competes, the company faces a mixture of competitors ranging from large multi-national industrial manufacturers to national or regional manufacturers that offer a limited selection of products. In addition, the company faces competition from providers of alternative medical therapies such as pharmaceutical companies. Important factors to Medtronic's customers include product reliability and performance, product technology that provides for improved patient benefits, product price, and breadth of product lines and related product services provided by the manufacturer. Major shifts in industry market share have occurred in connection with product problems, physician advisories and safety alerts, reflecting the importance and risks of product quality in the medical device industry.

     Medtronic is the leading manufacturer and supplier of cardiac rhythm management devices in both the U.S. and non-U.S. markets. Worldwide, approximately nine manufacturers compete in the pacemaker industry. In the U.S., Medtronic and three other manufacturers account for a significant portion of pacemaker sales. Medtronic and five other manufacturers account for most of the non-U.S. pacemaker sales. Medtronic and two other manufacturers based in the U.S. account for most sales of implantable defibrillators within and outside the U.S. At least four other companies have devices in various stages of development and clinical evaluation.

     In the vascular market, which includes balloon and guiding catheters, guidewires, implantable stents and grafts, and integrated stent delivery systems, there are numerous competitors worldwide. Medtronic and four other manufacturers account for most coronary balloon and guiding catheter sales. In coronary stents, Medtronic and several competitors account for most sales worldwide, with several new competitors emerging.

     Medtronic is the third largest manufacturer and supplier of both tissue and mechanical heart valves within and outside the U.S. A large manufacturer and distributor of hospital products and services is the major competitor in tissue heart valves and two other companies are major competitors in mechanical heart valves. These two companies and Medtronic are the primary manufacturers and suppliers of heart valves within the U.S. These three companies plus a few other competitors account for most of the worldwide heart valve sales.

     In the extracorporeal circulation market, there are approximately seven companies that account for a significant portion of the U.S. and non-U.S. markets. Medtronic is the market leader in cannulae products. Medtronic and three competitors account for a significant portion of cannulae sales in the U.S. Medtronic and three competitors account for a significant portion of autotransfusion sales in both U.S. and non-U.S. markets.

     In neurological devices, Medtronic is the leading manufacturer and supplier of implantable neurostimulation and drug delivery systems, and of shunts for the treatment of hydrocephalus. Medtronic and two competitors account for most sales worldwide. Medtronic and several other manufacturers account for a significant portion of the diagnostic testing market for urology, gastroenterology and neuromuscular disorders.

     Market complexity continues to intensify in the medical device industry. Factors such as buyer groups, government reimbursement systems for health care costs, relative patent portfolios, government regulation (including the regulatory approval process for medical devices), a more rigorous enforcement climate at the FDA, health care reform, product liability litigation and the rapid rate of technological change are increasingly important considerations for existing medical device manufacturers and any potential entrants to the industry.

     RESEARCH AND DEVELOPMENT. Medtronic spent $297.2 million on research and development (11.4% of sales) in fiscal 1998, $280.2 million (11.5% of sales) in fiscal 1997 and $243.8 million (11.2% of net sales) in fiscal 1996. These amounts have been applied toward improving existing products, expanding their applications, and developing new products. Medtronic's research and development projects span such areas as sensing and treatment of cardiovascular disorders (including bradycardia and tachyarrhythmia, fibrillation and sinus node abnormalities); improved heart valves, membrane oxygenators and centrifugal blood pump systems; implantable drug delivery systems for pain, spasticity and other neurological applications; muscle and neurological stimulators; therapeutic angioplasty catheters; coronary and peripheral stents and stented grafts, and treatments for restenosis; implantable physiologic sensors; treatments for heart failure; and materials and coatings to enhance the blood/device interface.

     Medtronic has not engaged in significant customer or government sponsored research.

     EMPLOYEES. On April 30, 1998, Medtronic and its subsidiaries employed 12,466 people on a regular, full-time basis and, including temporary and part-time employees, a total of 13,954 employees on a full-time equivalent basis.

     U.S. AND NON-U.S. OPERATIONS AND EXPORT SALES. Medtronic sells products in more than 120 countries in three geographic areas: the Americas, Europe/Middle East/Africa (Europe), and Asia/Pacific. For financial reporting purposes, revenues, profitability and identifiable assets attributable to significant geographic areas are presented in Note 14 to the consolidated financial statements, incorporated herein by reference to Medtronic's 1998 Annual Report -- Financial Review on page 17. U.S. export sales to unaffiliated customers comprised less than two percent of Medtronic's consolidated sales in each of fiscal 1998, 1997 and 1996.

     Operation in countries outside the U.S. is accompanied by certain financial and other risks. Relationships with customers and effective terms of sale frequently vary by country, often with longer-term receivables than are typical in the U.S. Inventory management is an important business concern due to the potential for rapidly changing business conditions and currency exposure. Currency exchange rate fluctuations can affect income from, and profitability of, non-U.S. operations. Medtronic attempts to hedge these exposures to reduce the effects of foreign currency fluctuations on net earnings. See the "Market Risk" section of Management's Discussion and Analysis, incorporated herein by reference to Medtronic's 1998 Annual Report -- Financial Review on page 3. Certain countries also limit or regulate the repatriation of earnings to the United States. Non-U.S. operations in general present complex tax and money management issues requiring sophisticated analysis to meet the company's financial objectives.

     CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS. Certain statements contained in this Annual Report on Form 10-K and other written and oral statements made from time to time by the company do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast" and similar words or expressions. The company's forward-looking statements generally relate to its growth strategies, financial results, product development and regulatory approval programs, and sales efforts. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. It is not possible to foresee or identify all factors affecting the company's forward-looking statements and investors therefore should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. The company undertakes no obligation to update any forward-looking statement.

     Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the company's forward-looking statements, such factors include, among others, (i) trends toward managed care, healthcare cost containment and other changes in government and private sector initiatives, in the U.S. and other countries in which the company does business, that are placing increased emphasis on the delivery of more cost-effective medical therapies; (ii) the trend of consolidation in the medical device industry as well as among customers of medical device manufacturers, resulting in more significant, complex and long-term contracts than in the past and potentially greater pricing pressures; (iii) the difficulties and uncertainties associated with the lengthy and costly new product development and foreign and domestic regulatory approval processes, such as delays, difficulties or failures in achieving acceptable clinical results or obtaining foreign or FDA marketing clearances, which may result in lost market opportunities or postpone or preclude product commercialization; (iv) efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales; (v) changes in governmental laws, regulations and accounting standards and the enforcement thereof that may be adverse to the company; (vi) increased public interest in recent years in product liability claims for implanted medical devices, including pacemakers and leads; (vii) other legal factors including environmental concerns and patent disputes with competitors; (viii) agency or government actions or investigations affecting the industry in general or the company in particular; (ix) the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors; (x) risks associated with maintaining and expanding international operations; (xi) business acquisitions, dispositions, discontinuations or restructurings by the company; (xii) the integration of businesses acquired by the company; and (xiii) economic factors over which the company has no control, including changes in inflation, foreign currency rates and interest rates. More detailed discussions of many of these factors are including in the preceding sections. The company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995.


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

     WILLIAM W. GEORGE, age 55, has been Chairman and Chief Executive Officer since August 1996, was President and Chief Executive Officer from May 1991 to August 1996, and was President and Chief Operating Officer from March 1989 to April 1991. He has been a director since March 1989. Prior to joining the company, Mr. George was President, Space and Aviation Systems Business, at Honeywell Inc. from December 1987 to March 1989. During his 11 years with Honeywell, Mr. George served in several other executive positions including President, Industrial Automation and Control, from May 1987 to December 1987, and Executive Vice President of that business from January 1983 to May 1987.

     GLEN D. NELSON, M.D., age 61, has been Vice Chairman since July 1988, and has been a director since 1980. From August 1986 to July 1988, he was Executive Vice President of the company. Dr. Nelson was Chairman and Chief Executive Officer of American MedCenters, Inc., an HMO management corporation, from July 1984 to August 1986.

     ARTHUR D. COLLINS, JR., age 50, has been President and Chief Operating Officer since August 1996, was Chief Operating Officer from January 1994 to August 1996 and from June 1992 to January 1994 was Executive Vice President and President of Medtronic International. He has been a director since August

1994. Prior to joining the company, Mr. Collins was Corporate Vice President, Diagnostic Products, at Abbott Laboratories from October 1989 to May 1992 and Divisional Vice President, Diagnostic Products, from May 1984 to October 1989. During his 14 years with Abbott, Mr. Collins served in various general management positions both in the United States and Europe.

     BOBBY I. GRIFFIN, age 61, has been Executive Vice President since July 1988, and was President, Cardiac Rhythm Management (formerly Pacing), from March 1991 to December 1997. From September 1985 to July 1988, Mr. Griffin was Vice President, Cardiac Rhythm Management. Mr. Griffin will retire in August 1998.

     BILL K. ERICKSON, age 54, has been Senior Vice President and President, Americas, since January 1994. From May 1992 to January 1994, Mr. Erickson was Senior Vice President and President, U.S. Cardiovascular Sales and Marketing Division. Mr. Erickson was Senior Vice President, U.S. Cardiovascular Division, from January 1990 to May 1992 and was Vice President, U.S. Cardiovascular Distribution, from January 1982 to December 1989.

     JANET S. FIOLA, age 56, has been Senior Vice President, Human Resources since March 1994. She was Vice President, Human Resources, from February 1993 to March 1994, and was Vice President, Corporate Human Resources, from February 1988 to February 1993.

     B. KRISTINE JOHNSON, age 46, has been Senior Vice President and Chief Administrative Officer since October 1997. She was Senior Vice President and President, Vascular from May 1996 to September 1997. Prior to that she was Vice President and President, Tachyarrhythmia Management from May 1995 to April 1996, and Vice President and General Manager, Tachyarrhythmia Management from January 1990 to April 1995. She served in various general management positions at the company from April 1982 to December 1989. Prior to joining the company, Ms. Johnson served in several management positions at Cargill, Inc. from 1973 to 1982.

     PHILIP M. LAUGHLIN, age 51, joined the company as Senior Vice President and President, Cardiac Surgery, in July 1995. Prior to that he served with Clintec Nutrition company (worldwide joint venture of Baxter International and Nestle S.A. in the field of clinical nutrition) as President, North America, from 1994 through July 1995 and as President, United States, from 1989 to 1993. From 1976 to 1989, he held numerous general management positions at Baxter International in Europe and the Far East, and was most recently Vice President, Operations, Global Business Group.

     RONALD E. LUND, age 63, has been Senior Vice President and General Counsel since November 1990, and Secretary since July 1992, and was Vice President and General Counsel from February 1989 to November 1990. Prior to joining the company, Mr. Lund served as Vice President and Associate General Counsel of The Pillsbury Company from 1984 to February 1989.

     STEPHEN H. MAHLE, age 52, has been Senior Vice President and President of Cardiac Rhythm Management (formerly Pacing) since January 1998. Prior to that, he was President, Brady Pacing, from May 1995 to December 1997 and Vice President and General Manager, Brady Pacing, from January 1990 to May 1995. Mr. Mahle has been with the company for 26 years and served in various general management positions prior to 1990.

     JOHN A. MESLOW, age 59, has been Senior Vice President and President, Neurological Business, since March 1994. He was Vice President and President, Neurological Business, from March 1991 to March 1994, and was Vice President, Neurological Division, from March 1985 to March 1991.

     ROBERT L. RYAN, age 55, has been Senior Vice President and Chief Financial Officer since April 1993. Prior to joining the company, Mr. Ryan was Vice President, Finance, and Chief Financial Officer of Union Texas Petroleum Corp. from May 1984 to April 1993, Controller from May 1983 to May 1984, and Treasurer from March 1982 to May 1983.

     BARRY W. WILSON, age 54, has been Senior Vice President since September 1997 and President, Europe, Middle East and Africa since joining the company in April 1995. Prior to that, Mr. Wilson was President of the Lederle Division of American Cyanamid/American Home Products from 1991 to March 1995 and President, Europe of Bristol-Myers Squibb from 1991 to 1993, where he also served internationally in various general management positions from 1980 to 1991.

ITEM 2. PROPERTIES

     Medtronic's principal offices are owned by the company and located in the Minneapolis, Minnesota metropolitan area. Manufacturing or research facilities are located in Arizona, California, Colorado, Massachusetts, Michigan, Minnesota, Utah, Puerto Rico, Canada, China, France, Denmark, Germany, India, Israel, Italy, the Netherlands, Sweden, Switzerland and Japan. The company's total manufacturing and research space is approximately 1.9 million square feet, of which approximately 76% is owned by the company and the balance is leased.

     Medtronic also maintains sales and administrative offices in the United States at 92 locations in 28 states or jurisdictions and outside the United States at 98 locations in 30 countries. Most of these locations are leased. Medtronic is utilizing substantially all of its currently available productive space to develop, manufacture and market its products. The company's facilities are in good operating condition, suitable for their respective uses and adequate for current needs.


ITEM 3. LEGAL PROCEEDINGS

     Note 12 to the consolidated financial statements appearing on page 16 of Medtronic's 1998 Annual Report -- Financial Review is incorporated herein by reference.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


                                     PART II

ITEM 5. MARKET FOR MEDTRONIC'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The information in the sections entitled "Price Range of Medtronic Stock" and "Investor Information" on page 23 of Medtronic's 1998 Annual Report -- Company Overview is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA

     The information for the fiscal years 1988 through 1998 on page 18 of Medtronic's 1998 Annual Report -- Financial Review is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information on pages 1 through 4 of Medtronic's 1998 Annual Report -- Financial Review is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information on page 3 of Medtronic's 1998 Annual Report -- Financial Review is incorporated by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, together with the report thereon of independent accountants dated May 26, 1998 appearing on pages 5 through 17 of Medtronic's 1998 Annual Report -- Financial Review, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF MEDTRONIC

     The information on pages 1 through 7 of Medtronic's Proxy Statement for its 1998 Annual Shareholders' Meeting and on page 9 of such Proxy Statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. See also "Executive Officers of Medtronic" on pages 7 and 8 hereof.


ITEM 11. EXECUTIVE COMPENSATION

     The sections entitled "Election of Directors -- Director Compensation" and "Executive Compensation" on pages 7 and 8, and 14 through 19, respectively, of Medtronic's Proxy Statement for its 1998 Annual Shareholders' Meeting are incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     "Shareholdings of Certain Owners and Management" on page 9 of Medtronic's Proxy Statement for its 1998 Annual Shareholders' Meeting is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information on page 8 of Medtronic's Proxy Statement for its 1998 Annual Shareholders' Meeting concerning services provided to the company by directors and executive officers in fiscal 1998 is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. FINANCIAL STATEMENTS

     Report of Independent Accountants (incorporated herein by reference to page 5 of Medtronic's 1998 Annual Report -- Financial Review)

     Statement of Consolidated Earnings -- years ended April 30, 1998, 1997, and 1996 (incorporated herein by reference to page 6 of Medtronic's 1998 Annual Report -- Financial Review)

     Consolidated Balance Sheet -- April 30, 1998 and 1997 (incorporated herein by reference to page 7 of Medtronic's 1998 Annual Report -- Financial Review)

     Statement of Consolidated Shareholders' Equity -- years ended April 30, 1998, 1997, and 1996 (incorporated herein by reference to page 8 of Medtronic's 1998 Annual Report -- Financial Review)

     Statement of Consolidated Cash Flows -- years ended April 30, 1998, 1997, and 1996 (incorporated herein by reference to page 9 of Medtronic's 1998 Annual Report -- Financial Review)

     Notes to Consolidated Financial Statements (incorporated herein by reference to pages 10 through 17 of Medtronic's 1998 Annual Report -- Financial Review)

     2. FINANCIAL STATEMENT SCHEDULES

     Schedule II. Valuation and Qualifying Accounts -- years ended April 30, 1998, 1997, and 1996

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3. EXHIBITS

     3.1 Medtronic Restated Articles of Incorporation, as amended to date (Exhibit 3.1).(a)

     3.2     Medtronic Bylaws, as amended to date (Exhibit 3.2).(b)

     4 Form of Rights Agreement dated as of June 27, 1991 between Medtronic and Norwest Bank Minnesota, National Association, including as Exhibit A thereto the form of Preferred Stock Purchase Right Certificate. (Exhibit 4).(c)

   *10.1     1994 Stock Award Plan, as amended.

   *10.2     Management Incentive Plan (Appendix B).(d)

   *10.3 1979 Restricted Stock and Performance Share Award Plan, as amended to date.

   *10.4     1979 Nonqualified Stock Option Plan, as amended (Exhibit 10.4).(b)

   *10.5 Form of Employment Agreement for Medtronic executive officers (Exhibit 10.5).(e)

   *10.6     1991 Restricted Stock Plan for Non-Employee Directors (Exhibit
             10.6).(b)

   *10.7     Capital Accumulation Plan Deferral Program (Exhibit 10.7).(b)

   *10.8     Postretirement Survivor Benefit Plan.

   *10.9 Amendment effective October 1, 1993 to the Directors' Retirement Plan (Exhibit 10.9).(f)

   *10.10    Executive Nonqualified Supplemental Benefit Plan (Restated May 1,
             1997). (Exhibit 10.10).(c)

   *10.11    Stock Option Replacement Program.

   *10.12    1998 Outside Director Stock Compensation Plan.

   *10.13    Agreement with Officer (Exhibit 10).(g)

   *10.14 Amendment effective March 5, 1998 to the 1979 Nonqualified Stock Option Plan.

    13 Those portions of Medtronic's 1998 Annual Shareholders Report expressly incorporated by reference herein, which shall be deemed filed with the Commission.

    21       List of Subsidiaries.

    23 Consent and Report of PricewaterhouseCoopers LLP (set forth on page 13 of this report).

    24       Powers of Attorney.

    27       Financial Data Schedule.

    99.1 Agreement and Plan of Merger dated June 27, 1998 by and among Medtronic, Inc., PC Merger Corp. and Physio-Control Corporation, incorporated by reference to Exhibit C to Schedule 13D filed by the Registrant relating to ownership of shares of Physio-Control Corporation (SEC File No. 0-27242).

    99.2 Agreement and Plan of Merger dated July 12, 1998 by and among Medtronic, Inc., AC Merger Corp. and AVECOR Cardiovascular, Inc., incorporated by reference to Exhibit D to Schedule 13D filed by the Registrant relating to ownership of shares of AVECOR
             Cardiovascular, Inc. (SEC File No. 0-21330).

------------------
(a) Incorporated herein by reference to the cited exhibit in Medtronic's Quarterly Report on Form 10-Q for the quarter ended July 28, 1995, filed with the Commission on September 8, 1995.

(b) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1996, filed with the Commission on July 24, 1996.

(c) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1997, filed with the Commission on July 23, 1997.

(d) Incorporated herein by reference to the cited appendix in Medtronic's Proxy Statement for its 1994 Annual Meeting of Shareholders, filed with the Commission on July 27, 1994.

(e) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1995, filed with the Commission on July 25, 1995.

(f) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1994, filed with the Commission on July 27, 1994.

(g) Incorporated herein by reference to the cited exhibit in Medtronic's Quarterly Report on Form 10-Q for the quarter ended January 30, 1998, filed with the Commission on March 13, 1998.

*Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by Medtronic during the quarter ended April 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MEDTRONIC, INC.
Dated: July 21, 1998
                                     BY: /S/ William W. George
                                        ----------------------------------------
                                                  WILLIAM W. GEORGE
                                                    CHAIRMAN AND
                                              CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: July 21, 1998                 BY: /S/ William W. George
                                        ----------------------------------------
                                                  WILLIAM W. GEORGE
                                                    CHAIRMAN AND
                                              CHIEF EXECUTIVE OFFICER


Dated: July 21, 1998                 BY: /s/ Robert L. Ryan
                                        ----------------------------------------
                                                   ROBERT L. RYAN
                                             SENIOR VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

WILLIAM R. BRODY, M.D., PH.D.
PAUL W. CHELLGREN
ARTHUR D. COLLINS, JR.
WILLIAM W. GEORGE
ANTONIO M. GOTTO, JR., M.D.
BERNADINE P. HEALY, M.D.
THOMAS E. HOLLORAN                   DIRECTORS
GLEN D. NELSON, M.D.
RICHARD L. SCHALL
JACK W. SCHULER
GERALD W. SIMONSON
GORDON M. SPRENGER
RICHARD A. SWALIN, PH.D.

     Ronald E. Lund, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.


Dated: July 21, 1998                 BY: /s/ Ronald E. Lund
                                        ----------------------------------------
                                                   RONALD E. LUND
                                                  ATTORNEY-IN-FACT

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of Medtronic, Inc.


     Our audits of the consolidated financial statements referred to in our report dated May 26, 1998 appearing on page 5 of the Medtronic, Inc. 1998 Annual Report -- Financial Review (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



Price Waterhouse LLP

Minneapolis, Minnesota
May 26, 1998





                       CONSENT OF INDEPENDENT ACCOUNTANTS


     We hereby consent to the incorporation by reference in each Registration Statement on Form S-8 (Registration Nos. 2-65157, 2-68408, 33-169, 33-36552,
2-65156, 33-24212, 33-37529, 33-44230, 33-55329, 33-63805, 33-64585, 333-04099
and 333-07385) of Medtronic, Inc. of our report dated May 26, 1998 appearing on page 5 of the 1998 Annual Report -- Financial Review which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule as shown above.



PricewaterhouseCoopers LLP

Minneapolis, Minnesota
July 21, 1998

                       MEDTRONIC, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                            (IN THOUSANDS OF DOLLARS)

                                                                       OTHER
                                    BALANCE AT       CHARGES/         CHANGES       BALANCE
                                     BEGINNING     (CREDITS) TO       (DEBIT)      AT END OF
                                     OF PERIOD       EARNINGS          CREDIT        PERIOD
--------------------------------------------------------------------------------------------
Allowance for doubtful accounts:

 Year ended 4/30/98 ............     $13,673         $ 2,490        $(1,426)(a)     $14,469
                                                                       (268)(b)

 Year ended 4/30/97 ............      18,094          (1,952)        (1,448)(a)      13,673
                                                                     (1,021)(b)

 Year ended 4/30/96 ............      22,416            (189)        (1,371)(a)      18,094
                                                                       (857)(b)
                                                                     (1,905)(c)

------------------
(a)  Uncollectible accounts written off, less recoveries.

(b)  Reflects primarily the effects of foreign currency fluctuations.

(c)  Uncollectible accounts written off related to 1993 divestiture.

                                                   Commission File Number 1-7707

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            ------------------------


                                    EXHIBITS

                                       TO

                                   FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13

                                       OF

                      THE SECURITIES EXCHANGE ACT 0F 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 1998

                                                                                     METHOD
                                                                                       OF
                       EXHIBITS INDEX                                                FILING

     3.1     Medtronic Restated Articles of Incorporation, as amended to date           --
             (Exhibit 3.1).(a)

     3.2     Medtronic Bylaws, as amended to date (Exhibit 3.2).(b)                     --

     4       Form of Rights Agreement dated as of June 27, 1991 between                 --
             Medtronic and Norwest Bank Minnesota, National Association,
             including as Exhibit A thereto the form of Preferred Stock Purchase
             Right Certificate. (Exhibit 4).(c)

   *10.1     1994 Stock Award Plan, as amended.                                         E

   *10.2     Management Incentive Plan (Appendix B).(d)                                 --

   *10.3     1979 Restricted Stock and Performance Share Award Plan, as amended         E
             to date.

   *10.4     1979 Nonqualified Stock Option Plan, as amended (Exhibit 10.4).(b)         --

   *10.5     Form of Employment Agreement for Medtronic executive officers              --
             (Exhibit 10.5).(e)

   *10.6     1991 Restricted Stock Plan for Non-Employee Directors (Exhibit             --
             10.6).(b)

   *10.7     Capital Accumulation Plan Deferral Program (Exhibit 10.7).(b)              --

   *10.8     Postretirement Survivor Benefit Plan.                                      E

   *10.9     Amendment effective October 1, 1993 to the Directors' Retirement           --
             Plan (Exhibit 10.9).(f)

   *10.10    Executive Nonqualified Supplemental Benefit Plan (Restated May 1,          --
             1997). (Exhibit 10.10).(c)

   *10.11    Stock Option Replacement Program.                                          E

   *10.12    1998 Outside Director Stock Compensation Plan.                             E

   *10.13    Agreement with Officer (Exhibit 10).(g)                                    --

   *10.14    Amendment effective March 5, 1998 to the 1979 Nonqualified Stock           E
             Option Plan.

    13       Those portions of Medtronic's 1998 Annual Shareholders Report              E
             expressly incorporated by reference herein, which shall be deemed filed with the Commission.

    21       List of Subsidiaries.                                                      E

    23       Consent and Report of PricewaterhouseCoopers LLP (set forth on page        --
             13 of this report).

    24       Powers of Attorney.                                                        E

    27       Financial Data Schedule.                                                   E

    99.1     Agreement and Plan of Merger dated June 27, 1998 by and among              --
             Medtronic, Inc., PC Merger Corp. and Physio-Control Corporation,
             incorporated by reference to Exhibit C to Schedule 13D filed by the
             Registrant relating to ownership of shares of Physio-Control
             Corporation (SEC File No. 0-27242).

    99.2     Agreement and Plan of Merger dated July 12, 1998 by and among              --
             Medtronic, Inc., AC Merger Corp. and AVECOR Cardiovascular, Inc.,
             incorporated by reference to Exhibit D to Schedule 13D filed by the
             Registrant relating to ownership of shares of AVECOR
             Cardiovascular, Inc. (SEC File No. 0-21330).


------------------
(a)  Incorporated herein by reference to the cited exhibit in Medtronic's
     Quarterly Report on Form 10-Q for the quarter ended July 28, 1995, filed with the Commission on September 8, 1995.

(b)  Incorporated herein by reference to the cited exhibit in Medtronic's Annual
     Report on Form 10-K for the year ended April 30, 1996, filed with the Commission on July 24, 1996.

(c)  Incorporated herein by reference to the cited exhibit in Medtronic's Annual
     Report on Form 10-K for the year ended April 30, 1997, filed with the Commission on July 23, 1997.

(d)  Incorporated herein by reference to the cited appendix in Medtronic's Proxy
     Statement for its 1994 Annual Meeting of Shareholders, filed with the Commission on July 27, 1994.

(e)  Incorporated herein by reference to the cited exhibit in Medtronic's Annual
     Report on Form 10-K for the year ended April 30, 1995, filed with the Commission on July 25, 1995.

(f)  Incorporated herein by reference to the cited exhibit in Medtronic's Annual
     Report on Form 10-K for the year ended April 30, 1994, filed with the Commission on July 27, 1994.

(g)  Incorporated herein by reference to the cited exhibit in Medtronic's
     Quarterly Report on Form 10-Q for the quarter ended January 30, 1998, filed with the Commission on March 13, 1998.
