Form 10-Q
period 1998-07-31
MEDTRONIC INC
filed 1998-09-14
CIK 64670

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended July 31, 1998

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


Shares of common stock, $.10 par value, outstanding on August 28, 1998:

                                                                     467,955,830

                          PART I--FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                  MEDTRONIC, INC.
                         CONSOLIDATED STATEMENT OF EARNINGS
                                    (Unaudited)

                                                             Three months ended
                                                          ------------------------
                                                           July 31,      August 1,
                                                             1998           1997
                                                          ---------      ---------
                                                            (in thousands, except
                                                               per share data)
Net sales                                                 $ 653,235      $ 646,279

Costs and expenses:
  Cost of products sold                                     169,689        160,161
  Research and development expense                           74,634         70,687
  Selling, general, and administrative expense              187,927        194,903
  Interest expense                                            1,882          1,950
  Interest income                                            (6,996)        (5,068)
                                                          ---------      ---------
    Total costs and expenses                                427,136        422,633
                                                          ---------      ---------

Earnings before income taxes                                226,099        223,646

Provision for income taxes                                   75,743         77,158
                                                          ---------      ---------

Net earnings                                              $ 150,356      $ 146,488
                                                          =========      =========

Weighted average shares outstanding                         469,061        468,402

Basic earnings per share                                  $    0.32      $    0.31
                                                          =========      =========

Earnings per share assuming dilution                      $    0.32      $    0.31
                                                          =========      =========

Weighted average shares outstanding assuming dilution       476,236        476,245


See accompanying Notes to Condensed Consolidated Financial Statements.

                                 MEDTRONIC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                      July 31,        April 30,
                                                        1998            1998
                                                    -----------      -----------
                   ASSETS                                  (in thousands)
                   ------
Current assets:
  Cash and cash equivalents                         $   259,188      $   382,734
  Short-term investments                                180,317           43,148
  Accounts receivable, less allowance for
    doubtful accounts of $15,590 and $14,469            574,936          566,056

  Inventories:
      Finished goods                                    160,152          147,689
      Work in process                                    76,030           73,350
      Raw materials                                     106,185          110,094
                                                    -----------      -----------
        Total inventories                               342,367          331,133

  Prepaid expenses and other current assets             237,920          228,539
                                                    -----------      -----------

    Total current assets                              1,594,728        1,551,610

Property, plant, and equipment                        1,053,022        1,023,403
Accumulated depreciation                               (534,817)        (514,616)
                                                    -----------      -----------
  Net property, plant, and equipment                    518,205          508,787

Goodwill and other intangible assets, net               456,411          466,559
Long-term investments                                   114,505          137,706
Other assets                                            108,893          110,065
                                                    -----------      -----------

    Total assets                                    $ 2,792,742      $ 2,774,727
                                                    ===========      ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
  Short-term borrowings                             $    99,226      $    93,346
  Accounts payable                                       74,241           89,149
  Accrued liabilities                                   403,946          389,547
                                                    -----------      -----------
    Total current liabilities                           577,413          572,042

Long-term debt                                           16,434           16,227
Deferred tax liabilities                                    650           13,409
Other long-term liabilities                             125,354          128,859
                                                    -----------      -----------
    Total liabilities                                   719,851          730,537


Shareholders' equity:
  Common stock--par value $.10                           46,864           46,905
  Retained earnings                                   2,127,874        2,072,383
  Accumulated other non-owner changes in equity         (75,697)         (47,198)
                                                    -----------      -----------
                                                      2,099,041        2,072,090
  Receivable from Employee Stock Ownership Plan         (26,150)         (27,900)
                                                    -----------      -----------

    Total shareholders' equity                        2,072,891        2,044,190
                                                    -----------      -----------

    Total liabilities and shareholders' equity      $ 2,792,742      $ 2,774,727
                                                    ===========      ===========

See accompanying notes to condensed consolidated financial statements.

                                 MEDTRONIC, INC.
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                              Three months ended
                                                           ------------------------
                                                            July 31,        Aug. 1,
                                                              1998           1997
                                                           ---------      ---------
                                                                (in thousands)
OPERATING ACTIVITIES:
  Net earnings                                             $ 150,356      $ 146,488
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                           35,900         33,962
      Change in assets and liabilities:
        Increase in accounts receivable                      (10,185)        (3,381)
        Increase in inventories                              (12,821)       (25,755)
        Increase (decrease) in accounts payable and
          accrued liabilities                                 (2,874)        19,315
        Changes in other operating assets and
          liabilities                                        (20,471)       (18,502)
                                                           ---------      ---------

        Net cash provided by operating activities            139,905        152,127

INVESTING ACTIVITIES:
  Additions to property, plant, and equipment                (29,232)       (21,450)
  Purchases of marketable securities                        (162,000)             0
  Sales and maturities of marketable securities               47,643         32,760
  Other investing activities (net)                           (34,127)       (24,489)
                                                           ---------      ---------

        Net cash used in investing activities               (177,716)       (13,179)

FINANCING ACTIVITIES:
  Increase (decrease) in short-term borrowings (net)           4,672        (11,433)
  Increase in long-term debt (net)                               207          4,959
  Dividends to shareholders                                  (30,423)       (25,729)
  Repurchases of common stock                                (59,028)       (40,066)
  Issuance of common stock                                     1,094         18,310
                                                           ---------      ---------

        Net cash used in financing activities                (83,478)       (53,959)

Effect of exchange rate changes on cash and
  cash equivalents                                            (2,257)        (2,150)
                                                           ---------      ---------

Net change in cash and cash equivalents                     (123,546)        82,839

Cash and cash equivalents at beginning of period             382,734        197,388
                                                           ---------      ---------

Cash and cash equivalents at end of period                 $ 259,188      $ 280,227
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

Note 2 - Acquisitions
---------------------

On June 29, 1998, Medtronic, Inc. and Physio-Control International Corporation announced the signing of a definitive merger agreement. The agreement calls for each Physio-Control shareholder to receive $27.50 in the form of Medtronic common stock for each share of Physio-Control they now hold. Physio-Control has approximately 21 million shares outstanding on a diluted basis. It is anticipated that the transaction will close in the second quarter of fiscal 1999 and be accounted for as a pooling of interests. In order to be eligible for pooling of interests, Medtronic intends to issue at least 12.5 million shares of common stock to the public prior to the closing of the transaction. Physio-Control designs, manufactures, markets, and services an integrated line of noninvasive emergency cardiac defibrillator and vital sign assessment devices, disposable electrodes, and data management software.

On July 13, 1998, Medtronic, Inc. and AVECOR Cardiovascular Inc. announced the signing of an agreement under which Medtronic will acquire AVECOR in a transaction valued at approximately $91 million. The transaction calls for AVECOR shareholders to receive $11.125 in Medtronic common stock for each share of AVECOR they now hold. It is anticipated that the transaction will close in late 1998 and be accounted for as a purchase. AVECOR develops, manufacturers and markets specialty medical devices for heart/lung bypass surgery and long-term respiratory support.

Note 3 - Other Non-Owner Changes in Equity
------------------------------------------

During the first quarter of fiscal 1999, the company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" (SFAS No.
130). In addition to net earnings, other non-owner changes in equity include, as applicable, unrealized gains and losses on available for sale securities, foreign currency translation adjustments, and minimum pension liability. For the quarters ended July 31, 1998 and August 1, 1997, the company's other non-owner changes in equity was $121.9 million and $142.0 million, respectively. The company's adoption of SFAS No. 130 had no effect on the company's reported results of operations, cash flows or financial position.

Note 4 - Non-Recurring Charges and Foundation Commitment Update
---------------------------------------------------------------

The company recorded pre-tax charges totaling $205.3 million during the third quarter of fiscal 1998. Applications during the first quarter of fiscal 1999 against the remaining accruals related to these charges were as follows:
(amounts in thousands)

                                  Balance at        Charges         Balance at
                                April 30, 1998      Utilized      July 31, 1998
--------------------------------------------------------------------------------
Facility Reductions                 $4,038            $(976)          $3,062
Severance and Related Costs         44,756           (5,698)          39,058
Noncancelable Contractual
  Obligations and Other             39,977          (31,393)           8,584
--------------------------------------------------------------------------------
Total                              $88,771         $(38,067)         $50,704

The company is in the process of implementing the major strategic actions, which are expected to be completed by the end of fiscal 1999. The remaining reserve balance at July 31, 1998 is included in current accrued liabilities. The above applications utilized during the quarter include company funding of the remaining commitment to Medtronic Foundation through the donation of equity securities with a fair value of $25.5 million.

Note 5 - New Accounting Pronouncements
--------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which is required to be adopted for fiscal years beginning after June 15, 1999, although earlier application is permitted as of the beginning of any fiscal quarter. This statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company is in the process of determining if earlier application would be feasible and what effect the adoption of SFAS No. 133 will have on the company's results of operations, cash flows or financial position.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net Earnings
------------

Net earnings for the first quarter ended July 31, 1998 and August 1, 1997 were $150.4 million and $146.5 million, respectively. Diluted earnings per share was $0.32 compared to $0.31 per share for the same period last year.

Sales
-----

Sales for the quarter ended July 31, 1998 increased 1.1 percent compared to the same period last year. The softer-than-expected first quarter revenues were largely due to the selling environment the company is currently facing in the U.S. as it awaits regulatory clearance of several major new products. Sales growth in the quarter was also negatively impacted by $15.6 million of unfavorable exchange rate movements caused primarily by the strengthening of the U.S. dollar versus major European currencies and the Japanese Yen. Exclusive of the effects of foreign currency translation, sales for the quarter increased 3.5 percent over the comparable period last year.

Net sales of Cardiac Rhythm Management products, which consist primarily of products for bradycardia pacing and tachyarrhythmia management, increased 6.6 percent during the quarter after removing the impact of foreign exchange rate fluctuations, compared to the same period a year ago. Unit sales of bradycardia implantable pulse generators (IPG's) achieved 10% growth during the quarter. This growth was led by especially strong sales of the Medtronic.Kappa 700 series pacemakers in international locations. Strong sales growth was also achieved in the U.S. by sales of the Medtronic.Kappa 400 series pacemakers. Sales of tachyarrhythmia management products increased nearly 5% during the quarter as the highly competitive defibrillator market continued its shift from single chamber to dual chamber defibrillators. The Gem DR, which has been rapidly accepted since its June 1998 release in Europe and certain other markets outside the U.S. led international defibrillator sales growth during the quarter of approximately 30%. U.S. defibrillator sales declined slightly during the quarter as compared to the prior year. In addition, the Jewel AF device, which incorporates tiered therapy to the atrium as well as the ventricle for treatment of ventricular and atrial arrhythmias, was commercially released in Europe and other international markets at the end of the quarter. Revenues continue to be soft in the U.S. as the company awaits FDA regulatory clearance of the Gem DR, Gem SR, and Kappa.700 products, in contrast to Europe where strong revenue increases have resulted from the availability of these products. The company anticipates regulatory clearance of the Gem products in the second fiscal quarter and the Kappa.700 later in the year. The timing of the regulatory clearances is important to achievement of period to period financial comparisons and expectations.

Net sales within Other Cardiovascular product lines, (consisting of heart valves, perfusion and blood management systems, cannulae, surgical accessories, balloon and guiding catheters, and stents), decreased 9.2 percent from the same period a year ago after excluding the effects of foreign currency translation. This decline was primarily attributable to continued significant declines in sales of stents and balloon catheters used in coronary angioplasty. The prior year comparative period also included the benefit of the prior year U.S. launch of the Wiktor(R) Prime coronary stent in the absence of the strong competitive stents which now dominate the U.S. market. Sales of heart valve products achieved high-single digit revenue growth during the quarter on continuing strong U.S. sales of the Freestyle stentless aortic tissue valve. Sales of cannulae and perfusion systems grew in the low-single digits while sales of blood management systems were nearly flat compared to last year's comparable quarter. The endovascular stent-graft system, currently launched outside the United States, continues to gain medical acceptance for minimally-invasive treatment of abdominal aortic aneurysms.

Net sales of Neurological and Other products, consisting primarily of implantable neurostimulation devices, drug administration systems, neurosurgery products, and diagnostic systems, increased 9.5 percent from the same period a year ago after excluding the effects of foreign currency translation. Sales of neurostimulation and drug delivery products grew by 22 and 20 percent respectively, compared to the same period last year. Continued strong sales growth was achieved in the drug delivery product line as a result of continued increased demand for the SynchroMed(R) drug infusion system for delivery of morphine for chronic pain and for delivery of Lioresal (baclofen, USP)Intrathecal for treatment of cerebral and spinal spasticity. Another strong growth factor was the continued rapid sales growth of Medtronic Activa(TM) neurostimulation therapy for control of essential tremor and tremor associated with Parkinson's disease. The company continues to train centers to develop the InterStim continence control therapy market. Sales of neurosurgery (PS Medical) products grew in the low-single digits during the quarter while sales of diagnostic systems (Synectics) declined modestly from a year ago.

Costs of Products Sold
----------------------

Cost of products sold as a percent of sales was 26.0 percent for the quarter compared to 24.8 percent for the same quarter a year ago. The slight increase in the cost of products sold as a percent of sales resulted primarily from the negative impact of foreign exchange rate fluctuations. In addition, certain changes in product and geographic mixes combined with modest pricing pressures on certain products and costs related to new product introductions contributed to the increase.

Research and Development Expense
--------------------------------

The company remains committed to spending aggressively on research and development (R&D) to develop technological enhancements and new indications for existing products, as well as to develop less invasive and new technologies to address unmet patient needs and to help reduce procedural costs and length of hospital stay. R&D was $74.6 million or 11.4 percent of net sales for the quarter ended July 31, 1998 compared to $70.7 million, or 10.9 percent of net sales in the comparable period last year.

Selling, General, and Administrative Expense (SG&A)
---------------------------------------------------

SG&A expense for the quarter ended July 31, 1998, was $187.9 million compared to $194.9 million for the comparable period last year. SG&A as a percent of sales decreased from 30.2 percent a year ago to 28.8 percent for the current quarter. The decrease in SG&A as a percent of sales is primarily attributable to continued overall cost efficiencies and benefits realized from management initiatives to restructure the vascular organization and reduce global infrastructure taken in the third quarter of fiscal 1998. The decrease is also attributable to gains recognized in the current quarter from the sale of certain available-for-sale equity securities partially offset by a decrease in the dollar amount of gains recognized in the current quarter from hedging activities as compared to the comparative period last year.

Interest
--------

Interest expense of $1.9 million for the quarter was fairly consistent to $2.0 million of interest expense for the same period last year. Interest income during the quarter was $7.0 million compared to $5.1 million for the same period last year. The increase in interest income was primarily the result of increased average investment balances over the prior year.

Income Taxes
------------

The estimated effective tax rate for the company's current fiscal year is 33.5 percent compared to an effective tax rate of 34.8 percent for the fiscal year ended April 30, 1998. Despite tax legislation that reduces U.S. tax benefits derived from the company's operations in Puerto Rico, the reduction in the fiscal 1999 effective tax rate is primarily due to a greater proportion of income being derived from Switzerland and other tax planning initiatives.

Liquidity and Capital Resources
-------------------------------

Operating activities provided $139.9 million of cash and cash equivalents for the quarter ended July 31, 1998 compared to $152.1 million for the same period a year ago. Working capital was $1,017.3 million at July 31, 1998, an increase of $37.7 million over the $979.6 million at April 30, 1998. The current ratio increased to 2.8:1 at July 31, 1998, compared to 2.7:1 at April 30, 1998. Cash and cash equivalents decreased $123.5 million during the quarter. Significant uses of cash during the quarter included purchases of property, plant, and equipment, purchases of marketable securities, repurchases of common stock under the company's systematic stock repurchase plan, and dividends paid to shareholders.

Cautionary Factors That May Affect Future Results
-------------------------------------------------

Certain statements contained in this document and other written and oral statements made from time to time by the company do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast" and similar words or expressions. The company's forward-looking statements generally relate to its growth strategies, financial results, product development and regulatory approval programs, and sales efforts. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed in the section entitled "Government Regulation and Other Matters" in the company's Annual Report and Form 10-K. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

The company undertakes no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by the company on this subject in its filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K (if any), in which the company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. The company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

                          PART II -- OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At the company's 1998 Annual Meeting of Shareholders held on August 26, 1998, the shareholders approved the following:

      (a) A proposal to set the size of the Board of Directors at 14 and to elect five Class III directors of the company to serve for three-year terms ending in 2001, as follows:

Director                              Votes For           Votes Withheld
--------                              ---------           --------------

William R. Brody, M.D., Ph.D.        385,401,207             4,043,662
Paul W. Chellgren                    385,196,316             4,248,553
Arthur D. Collins, Jr.               384,961,466             4,483,403
Antonio M. Gotto, Jr., M.D.          385,419,140             4,025,729
Thomas E. Holloran                   385,203,704             4,241,165


There were no broker non-votes. In addition, the terms of the following directors continued after the meeting: Class I directors for a term ending in 1999-Glen D. Nelson, M.D., Jack W. Schuler, Gerald W. Simonson, and Richard A. Swalin, Ph.D.; and Class II directors for a term ending in 2000-William W. George, Bernadine P. Healy, M.D., Richard L. Schall, and Gordon M. Sprenger.

      (b) A proposal to ratify the appointment of PricewaterhouseCoopers LLP to serve as independent auditors of the company for the fiscal year ending April 30, 1999. The proposal received 388,129,389 votes for, and 767,429 against, ratification. There were 548,051 abstentions and no broker non-votes.




Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

              27 - Financial Data Schedule (For SEC use only)

      (b)   Reports on Form 8-K

            During the quarter ended July 31, 1998, the company filed (i) a Report on Form 8-K dated July 8, 1998 reporting under Item 5 the announced signing of an agreement to acquire Physio-Control International Corporation and (ii) a Report on Form 8-K dated July 16, 1998 reporting under Item 5 the announced signing of an agreement to acquire AVECOR Cardiovascular Inc. Subsequent to the quarter ended July 31, 1998, the company filed (i) a Report on Form 8-K dated August 20, 1998 reporting under Item 5 the announcement of financial results for the fiscal first quarter ended July 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                      Medtronic, Inc.
                                                       (Registrant)



Date:  September 14, 1998                  /S/ WILLIAM W. GEORGE
                                           -------------------------------------
                                           William W. George
                                           Chairman
                                           and Chief Executive Officer



Date:  September 14, 1998                  /S/ ROBERT L. RYAN
                                           -------------------------------------
                                           Robert L. Ryan
                                           Senior Vice President
                                           and Chief Financial Officer