Form 10-K/A
period 1998-04-30
MEDTRONIC INC
filed 1998-10-23
CIK 64670

FORM 10-K/A
                               (AMENDMENT NO. 1)
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ----------------


Amendment No. 1 to annual report pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the fiscal year ended April 30, 1998.

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


The undersigned registrant hereby amends Part IV, Item 14(a)3, entitled "Exhibits", of its Annual Report on Form 10-K for fiscal 1998 to add the following exhibits:


Exhibit No.
-----------

99.1 Form 11-K for the Medtronic, Inc. and Participating Employers Supplemental Retirement Plan for the year ended April 30, 1998.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MEDTRONIC, INC.


Dated:  October 23, 1998           By:   /s/ William W. George
                                         ---------------------------
                                         William W. George, Chairman
                                         and Chief Executive Officer

                                INDEX OF EXHIBITS


    EXHIBITS
    --------

      99.1 Form 11-K for the Medtronic, Inc. and Participating Employers Supplemental Retirement Plan for the year ended April 30, 1998.