Form 10-Q
period 1998-10-30
MEDTRONIC INC
filed 1998-12-09
CIK 64670

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended October 30, 1998

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


Shares of common stock, $.10 par value, outstanding on November 27, 1998:

                                                                     489,360,365

                          PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                  MEDTRONIC, INC.
                         CONSOLIDATED STATEMENT OF EARNINGS
                                    (Unaudited)

                                        Three months ended               Six months ended
                                   ---------------------------     ---------------------------
                                     Oct. 30,        Oct. 31,        Oct. 30,        Oct. 31,
                                       1998            1997            1998            1997
                                   -----------     -----------     -----------     -----------
                                              (in thousands, except per share data)
Net sales                          $   728,405     $   686,218     $ 1,434,060     $ 1,377,508

Costs and expenses:
  Cost of products sold                206,137         182,007         402,085         364,127
  Research and development
    expense                             80,750          76,239         160,048         151,820
  Selling, general, and
    administrative expense             210,228         209,707         413,196         417,777
  Non-recurring charges                 21,101               0          21,101               0
  Interest expense                       2,960           2,310           5,222           4,661
  Interest income                      (10,167)         (5,263)        (17,163)        (10,331)
                                   -----------     -----------     -----------     -----------
    Total costs and expenses           511,009         465,000         984,489         928,054
                                   -----------     -----------     -----------     -----------

Earnings before income taxes           217,396         221,218         449,571         449,454

Provision for income taxes              72,357          76,330         150,136         155,095
                                   -----------     -----------     -----------     -----------

Net earnings                       $   145,039     $   144,888     $   299,435     $   294,359
                                   ===========     ===========     ===========     ===========

Weighted average shares
  outstanding                          480,937         477,099         479,553         476,872

Basic earnings per share           $      0.30     $      0.30     $      0.62     $      0.62
                                   ===========     ===========     ===========     ===========

Earnings per share
  assuming dilution                $      0.30     $      0.30     $      0.61     $      0.61
                                   ===========     ===========     ===========     ===========

Weighted average shares
  outstanding assuming dilution        488,222         485,499         486,909         484,847

See accompanying notes to condensed consolidated financial statements.

                                 MEDTRONIC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                    October 30,       April 30,
                                                        1998             1998
                                                    -----------      -----------
                     ASSETS                                (in thousands)
                     ------
Current assets:
  Cash and cash equivalents                         $   572,341      $   386,191
  Short-term investments                                244,044           43,148
  Accounts receivable, less allowance for
    doubtful accounts of $17,131 and $15,224            706,531          608,773

  Inventories:
      Finished goods                                    205,722          168,121
      Work in process                                    88,273           83,756
      Raw materials                                     130,596          120,031
                                                    -----------      -----------
        Total inventories                               424,591          371,908

  Prepaid expenses and other current assets             324,031          232,745
                                                    -----------      -----------

    Total current assets                              2,271,538        1,642,765

Property, plant, and equipment                        1,138,415        1,046,647
Accumulated depreciation                               (573,308)        (519,702)
                                                    -----------      -----------
  Net property, plant, and equipment                    565,107          526,945

Goodwill and other intangible assets, net               673,357          466,559
Long-term investments                                   210,801          137,706
Other assets                                            113,772          113,412
                                                    -----------      -----------

    Total assets                                    $ 3,834,575      $ 2,887,387
                                                    ===========      ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
  Short-term borrowings                             $   201,320      $    94,346
  Accounts payable                                       96,179          104,798
  Accrued liabilities                                   476,594          406,093
                                                    -----------      -----------
    Total current liabilities                           774,093          605,237

Long-term debt                                           19,534           32,758
Deferred tax liabilities                                    509           13,409
Other long-term liabilities                             130,293          129,760
                                                    -----------      -----------
    Total liabilities                                   924,429          781,164


Shareholders' equity:
  Common stock--par value $.10                           48,934           47,752
  Retained earnings                                   2,963,360        2,133,545
  Accumulated other non-owner changes in equity         (75,998)         (47,174)
                                                    -----------      -----------
                                                      2,936,296        2,134,123
  Receivable from Employee Stock Ownership Plan         (26,150)         (27,900)
                                                    -----------      -----------

    Total shareholders' equity                        2,910,146        2,106,223
                                                    -----------      -----------

    Total liabilities and shareholders' equity      $ 3,834,575      $ 2,887,387
                                                    ===========      ===========

See accompanying notes to condensed consolidated financial statements.

                                 MEDTRONIC, INC.
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                               Six months ended
                                                          ------------------------
                                                           Oct. 30,       Oct. 31,
                                                             1998          1997
                                                          ---------      ---------
                                                               (in thousands)
OPERATING ACTIVITIES:
  Net earnings                                            $ 299,435      $ 294,359
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                          79,906         65,551
      Change in assets and liabilities:
        Increase in accounts receivable                     (91,100)       (19,744)
        Increase in inventories                             (49,952)       (49,618)
        Increase (decrease) in accounts payable and
          accrued liabilities                                49,215         (6,753)
        Changes in other operating assets and
          liabilities                                       (91,530)       (27,395)
                                                          ---------      ---------

        Net cash provided by operating activities           195,974        256,400

INVESTING ACTIVITIES:
  Additions to property, plant, and equipment               (82,211)       (58,618)
  Acquisition of subsidiary, net of cash acquired          (230,000)             0
  Purchases of marketable securities                       (331,000)             0
  Sales and maturities of marketable securities              72,225         35,760
  Other investing activities (net)                          (61,317)       (18,096)
                                                          ---------      ---------

        Net cash used in investing activities              (632,303)       (40,954)

FINANCING ACTIVITIES:
  Increase (decrease) in short-term borrowings (net)        106,269         (8,763)
  Increase (decrease) in long-term debt (net)               (13,225)           531
  Proceeds from stock offering of acquired subsidiary             0            916
  Dividends to shareholders                                 (62,129)       (51,431)
  Repurchases of common stock                              (106,764)       (80,966)
  Issuance of common stock                                  697,791         22,554
                                                          ---------      ---------

        Net cash provided by (used in)
          financing activities                              621,942       (117,159)

Effect of exchange rate changes on cash and
  cash equivalents                                              537          1,458
                                                          ---------      ---------

Net change in cash and cash equivalents                     186,150         99,745

Cash and cash equivalents at beginning of period            386,191        157,349
                                                          ---------      ---------

Cash and cash equivalents at end of period                $ 572,341      $ 257,094
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

Note 2 - Acquisitions
---------------------

On July 13, 1998, Medtronic, Inc. and AVECOR Cardiovascular Inc. announced the signing of an agreement under which Medtronic will acquire AVECOR. Under the original agreement, AVECOR shareholders would receive $11.125 in Medtronic common stock for each share of AVECOR they now hold, or a total of approximately $91 million. AVECOR's shareholders have approved its sale to Medtronic. The transaction is subject to FTC clearance.

On November 24, 1998, AVECOR announced that it had received an unsolicited offer from a third party to purchase all of AVECOR's outstanding common stock at a price of $13 per share. On December 6, 1998, Medtronic and AVECOR announced an amendment to their acquisition agreement, which calls for $13 in Medtronic common stock to be issued in the transaction for each AVECOR share, or a total of approximately $106 million. AVECOR agreed not to explore alternative acquisition proposals and ceased discussions with the third party. The amended agreement also requires Medtronic to pay up to $10 million to AVECOR if the merger is not completed by March 15, 1999 due to failure to obtain FTC clearance by that date. Medtronic intends to complete the acquisition following receipt of FTC clearance. The transaction will be accounted for as a purchase. AVECOR develops, manufactures and markets specialty medical devices for heart/lung bypass surgery and long-term respiratory support.

On September 30, 1998, the company issued approximately 8,547,000 shares of its common stock for all of the outstanding capital stock of Physio-Control International Corporation. Physio-Control designs, manufactures, markets, and services an integrated line of noninvasive emergency cardiac defibrillator and vital sign assessment devices, disposable electrodes, and data management software.

The acquisition of Physio-Control has been accounted for as a pooling-of-interests and, accordingly, the company's consolidated financial statements for the first quarter of fiscal 1999 and for prior years have been restated to include the results of operations, financial positions, and cash flows of Physio-Control.

Net sales and net earnings for the individual entities are as follows (in thousands):

                             Medtronic     Physio-Control     Combined
                             ---------     --------------     --------
Three months ended
  October 31, 1997
Net Sales                    $642,109          $44,109        $686,218
Net earnings                  143,509            1,379         144,888

Six months ended
  October 31, 1997
Net Sales                   1,288,388           89,120       1,377,508
Net earnings                  289,997            4,362         294,359

In connection with the Physio-Control merger, approximately $21.1 million of pre-tax one-time transaction related costs were incurred and expensed during the company's second quarter of fiscal 1999. These costs include professional fees, "change of control" payments, and other direct transaction costs associated with this merger.

The restated consolidated financial results for the three and six months ended October 31, 1997, respectively, include Physio-Control's results for the three and six month periods ended September 30, 1997, respectively. Effective May 1, 1998, Physio-Control's fiscal year end has been changed from December 31 to April 30 to conform to the company's fiscal year end. Accordingly, Physio-Control's results for the one month period ended April 30, 1998 have been excluded from the company's combined results and have been reported as an adjustment to May 1, 1998 retained earnings.

On October 16, 1998, the company acquired all of the assets and certain liabilities of Midas Rex, L.P., of Fort Worth, Texas, for approximately $230.0 million in cash. This acquisition has been accounted for as a purchase and, accordingly, the results of operations have been included in the consolidated financial statements since the date of acquisition. Midas Rex is the market leader in high-speed neurological powered instruments, including pneumatic instrumentation for surgical dissection of bones, biometals, bioceramics and bioplastics. Other instruments manufactured by Midas Rex assist in orthopedic, otolaryngological, maxillofacial and craniofacial procedures, as well as plastic surgery.

Note 3 - Secondary Stock Offering
---------------------------------

During late September, 1998, the company sold an additional 12.5 million shares of its common stock in a public offering for approximately $691.8 million net of issuance costs. The offering was necessary to permit Medtronic to be eligible for pooling of interests accounting for the Physio-Control merger and other future acquisitions. Net proceeds from the offering will be utilized by the company for general corporate purposes, including acquisitions or other uses historically made by the company.

Note 4 - Other Non-Owner Changes in Equity
------------------------------------------

During the first quarter of fiscal 1999, the company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" (SFAS No.
130). In addition to net earnings, other non-owner changes in equity includes, as applicable, unrealized gains and losses on available for sale securities, foreign currency translation adjustments, and minimum pension liability. For the second quarter ended October 30, 1998 and October 31, 1997, the company's other non-owner changes in equity was $144.9 million and $164.5 million, respectively. For the six month periods ended October 30, 1998 and October 31, 1997, the company's other non-owner changes in equity was $270.6 million and $309.6 million, respectively. The company's adoption of SFAS No. 130 had no effect on the company's reported results of operations, cash flows or financial position.

Note 5 - Non-Recurring Charges
------------------------------

The company recorded pre-tax charges totaling $205.3 million during the third quarter of fiscal 1998. Applications during the second quarter of fiscal 1999 against the remaining accruals related to the original charges were as follows:
(amounts in thousands)

                                Balance at         Charges        Balance at
                              July 31, 1998        Utilized    October 30, 1998
--------------------------------------------------------------------------------
Facility Reductions               $3,062              ($57)        $ 3,005
Severance and Related Costs       39,058            (7,390)         31,668
Noncancelable Contractual
  Obligations and Other            8,584            (4,516)          4,068
--------------------------------------------------------------------------------
Total                            $50,704          ($11,963)       $ 38,741

The company is in the process of implementing the major strategic actions, the majority of which are expected to be completed by the end of fiscal 1999. The remaining reserve balance at October 30, 1998 is included in current accrued liabilities.

Note 6 - New Accounting Pronouncements
--------------------------------------

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

Note 7 - Subsequent Events
--------------------------

On November 2, 1998, the company and Sofamor Danek Group, Inc. (Sofamor) announced the signing of a definitive merger agreement. The agreement calls for each Sofamor shareholder to receive $115.00 in the form of Medtronic common stock for each share of Sofamor they now hold. The merger agreement is subject to certain collar provisions. Sofamor has approximately 29 million shares outstanding on a diluted basis. It is anticipated that the transaction will close in the late third or early fourth quarter of fiscal 1999 and be accounted for as a pooling-of-interests. Sofamor is primarily involved in developing, manufacturing, and marketing devices, instruments, computer-assisted visualization products and biomaterials used in the treatment of spinal and cranial disorders.

On November 30, 1998, the company and Arterial Vascular Engineering, Inc. (AVE) announced the signing of a definitive merger agreement. The agreement calls for each AVE shareholder to receive $54.00 in the form of Medtronic common stock for each share of AVE they now hold. The merger agreement is subject to certain collar provisions. AVE has approximately 68 million shares outstanding on a diluted basis. It is anticipated that the transaction will close in the fourth quarter of fiscal 1999 and be accounted for as a pooling-of-interests. AVE designs and manufactures minimally invasive solutions for the treatment of coronary artery and peripheral vascular disease and is the global technology leader in coronary stents. AVE's product offerings include coronary stents, balloon catheters, guidewires and guiding catheters.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net Earnings
------------

Net earnings for the second quarter ended October 30, 1998 and October 31, 1997 were $145.0 million and $144.9 million, respectively. Diluted earnings per share were $0.30 for the second quarter ended October 30, 1998, which is consistent with the same period last year. Net earnings were $299.4 million or $0.61 per share diluted for the six month period ended October 30, 1998, compared to $294.4 million, or $0.61 per share diluted for the comparable period last year. Without the $21.1 million of pre-tax one-time Physio-Control transaction related costs, diluted earnings per share would have been $0.33 and $0.64 for the three and six-month periods ended October 30, 1998, respectively.

Sales
-----

Sales for the quarter and six-month period ended October 30, 1998 increased 6.2 percent and 4.1 percent, respectively, compared to the same periods last year. Exclusive of the effects of foreign currency translation, sales for the quarter and six-month period ended October 30, 1998 increased 6.8 percent and 5.6 percent, respectively, over the comparable periods last year. Sales growth in the quarter and six-month period was negatively impacted by $4.3 million and $20.4 million, respectively, of unfavorable exchange rate movements by the U.S. dollar versus major European currencies and the Japanese Yen.

Net sales of Cardiac Rhythm Management products, which consist primarily of products for bradycardia pacing, tachyarrhythmia management, external defibrillators, ablation, and components, increased 9.2 percent and 8.1 percent during the quarter and six-month period ended October 30, 1998, respectively, after removing the impact of foreign exchange rate fluctuations, compared to the same periods a year ago. Unit sales of bradycardia implantable pulse generators (IPG's) achieved 5 percent growth during the quarter. This growth was led by strong sales of the Medtronic.Kappa 700 series pacemakers in international locations and by solid sales of the Medtronic.Kappa 400 series pacemakers in the U.S. The Medtronic.Kappa 700 series pacemakers are currently pending FDA clearance in the U.S. Sales of tachyarrhythmia management products increased nearly 17 percent during the quarter. The Gem DR, which has been rapidly accepted since its June 1998 release in Europe and certain other markets outside the U.S. led international defibrillator sales growth during the quarter of approximately 45 percent. The Gem DR received FDA clearance in mid October, and has been positively received in the marketplace since its U.S. launch. Physio-Control, which was acquired on September 30, 1998 and which was accounted for as a pooling-of-interests, provided strong contributions to the quarter, growing in excess of 20 percent over the comparable period last year.

Net sales within Other Cardiovascular product lines, (consisting of heart valves, perfusion systems, cannulae, surgical accessories, balloon and guiding catheters, and stents), decreased 13.1 percent and 11.7 percent during the quarter and six-month period ended October 30, 1998, respectively, compared to the same periods a year ago after excluding the effects of foreign currency translation. This decline was primarily attributable to continued significant declines in sales of stents and balloon catheters used in coronary angioplasty. The prior year comparative period also included the benefit of the prior year U.S. launch of the Wiktor(R) Prime coronary stent in the absence of the strong competitive stents which now dominate the U.S. market. Sales of heart valve products increased more than 10 percent during the quarter on continuing strong U.S. sales of the Freestyle stentless aortic tissue valve. Sales of cannulae and perfusion systems grew in the mid and low-single digits, respectively, compared to last year's comparable quarter.

Net sales of Neurological products, consisting primarily of implantable neurostimulation devices, drug administration systems, neurosurgery products, and diagnostic systems, increased 27.3 percent and 21.3 percent for the quarter and six-month period ended October 30, 1998, respectively, after excluding the effects of foreign currency translation. Sales of neurostimulation and drug delivery products grew by 33 and 30 percent respectively, compared to the same periods last year. Continued strong sales growth was achieved in the drug delivery product line as a result of continued increased demand for the SynchroMed(R) drug infusion system for delivery of morphine for chronic pain and for delivery of Lioresal (baclofen, USP)Intrathecal for treatment of cerebral and spinal spasticity. The Medtronic Activa(TM) neurostimulation therapy for control of essential tremor and tremor associated with Parkinson's disease also contributed to the significant growth during the quarter. Midas Rex, which was acquired in late October 1998, contributed to the growth in neurosurgery product sales during the quarter. The company continues to train centers to develop the InterStim continence control therapy market. Sales of diagnostic systems during the quarter were relatively flat compared to the same period a year ago.

Costs of Products Sold
----------------------

Cost of products sold as a percent of sales for the quarter and six-month period ended October 30, 1998 was 28.3 percent and 28.0 percent compared to 26.5 percent and 26.4 percent for the same periods a year ago. The increase in the cost of products sold as a percent of sales resulted primarily from the negative impact of foreign exchange rate fluctuations between the time products are shipped to non-U.S. locations and the time they are sold to customers. In addition, certain changes in product and geographic mixes combined with modest pricing pressures on certain products and costs related to new product introductions contributed to the increase.

Research and Development Expense
--------------------------------

Research and development expense was $80.8 million for the quarter and $160.0 for the six-month period ended October 30, 1998. The company remains committed to spending aggressively on research and development (R&D) to develop technological enhancements and new indications for existing products, as well as to develop less invasive and new technologies to address unmet patient needs and to help reduce procedural costs and length of hospital stay. R&D as a percent of net sales was 11.1 percent and 11.2 percent for the quarter and six-month period ended October 30, 1998, respectively, compared to 11.1 and 11.0 percent for the comparable periods last year.

Selling, General, and Administrative Expense (SG&A)
---------------------------------------------------

SG&A expense for the quarter ended October 30, 1998, was $210.2 million compared to $209.7 million for the comparable period last year. SG&A as a percent of sales decreased from 30.6 percent a year ago to 28.9 percent for the current quarter. The decrease in SG&A as a percent of sales is primarily attributable to continued overall cost efficiencies and benefits realized from management initiatives to restructure the vascular organization and reduce global infrastructure taken in the third quarter of fiscal 1998. The decrease is also attributable to gains recognized in the current quarter from the sale of certain available-for-sale equity securities and by an increase in the dollar amount of gains recognized in the current quarter from hedging activities as compared to the comparative period last year.

Non-Recurring Charges
---------------------

As discussed in Note 2, the company recorded $21.1 million of pre-tax one-time transaction related costs during the second quarter of fiscal 1999 in connection with the Physio-Control merger.

Interest
--------

Interest expense was $3.0 million for the quarter as compared to $2.3 million for the same period last year. The increase in interest expense was primarily the result of changes in average debt balances from year to year for debt balances assumed as part of the acquisition of Physio-Control. Interest income during the quarter was $10.2 million compared to $5.3 million for the same period last year. The increase in interest income was primarily the result of increased average investment balances over the prior year as a result of the September 1998 secondary stock offering (See Note 3).

Income Taxes
------------

The estimated effective tax rate for the company's current fiscal year is 33.3 percent compared to an effective tax rate of 34.9 percent, after restatement for the acquisition of Physio-Control, for the fiscal year ended April 30, 1998. Despite tax legislation that reduces U.S. tax benefits derived from the company's operations in Puerto Rico, the reduction in the fiscal 1999 effective tax rate is primarily due to a greater proportion of income being derived from Switzerland and other tax planning initiatives.

Liquidity and Capital Resources
-------------------------------

Operating activities provided $196.0 million of cash and cash equivalents for the six-month period ended October 30, 1998 compared to $256.4 million for the same period a year ago. Working capital was $1,497.4 million at October 30, 1998, an increase of $459.9 million over the $1,037.5 million at April 30, 1998. The current ratio increased to 2.9:1 at October 30, 1998, compared to 2.7:1 at April 30, 1998. Cash and cash equivalents increased $186.2 million during the six-month period ended October 30, 1998. Significant uses of cash during the six-month period ended October 30, 1998 included the cash purchase price paid for the acquisition of Midas Rex, purchases of property, plant, and equipment, purchases of marketable securities, repurchases of common stock under the company's systematic stock repurchase plan, and dividends paid to shareholders. The September 1998 secondary stock offering provided approximately $691.8 million of cash, net of issuance costs (see Note 3).

Year 2000 Readiness Disclosure
------------------------------

Medtronic has had a formal program in place since 1996 with assigned Year 2000 staff to ensure that its critical areas related to business information systems, products, non-information systems with embedded technology and key third party suppliers will operate normally at the turn of the century.

The company has completed a review of its business information systems with regard to Year 2000 compliance and will either replace or correct, through programming modifications, those computer systems that have been found to have date-related deficiencies. It is anticipated that this remediation will be substantially complete by mid-calendar 1999. No significant information technology projects have been deferred as a result of the company's efforts on Year 2000.

The company's products have been assessed and found to be Year 2000 compliant with the exception of a few requiring minor corrective actions. The minor corrective actions are limited to programmers and other instruments. These minor corrective actions are date-related and present no adverse health impact to the patient or system functions. The software for such items will be updated or instructions will be provided to achieve compliance prior to the Year 2000. The company's implantable devices, including pacemakers, defibrillators, drug infusion systems, neurostimulators, and heart valves, are not affected by the Year 2000 issue because they do not deliver therapy on the basis of a calendar date.

The company is also assessing facility and telecommunication systems, and systems used to support manufacturing processes to ensure that these will be Year 2000 ready. It is anticipated that this assessment and any required remediation will be completed by mid-calendar 1999.

The company relies on third party providers for services such as raw materials procurement, telecommunications, utilities, financial services, distribution services, and other key services. Interruption of those services due to Year 2000 issues could affect the company's operations. The company is in the process of contacting its major suppliers to determine its potential exposure to a supply or sales interruption. Because the company's Year 2000 compliance is dependent upon key third parties also being Year 2000 compliant, there can be no guarantee that the company's efforts will prevent a material adverse impact on its financial position, results of operations or liquidity in future periods should a significant number of suppliers and customers experience business disruptions as a result of their lack of Year 2000 readiness.

The company estimates that it has expensed approximately $9 million to date in external and internal costs on a pre-tax basis to address its Year 2000 readiness issues. The company currently estimates that the total additional costs for addressing its internal Year 2000 readiness will not exceed $20 million on a pre-tax basis. These costs are being expensed as they are incurred and are being funded through operating cash flows. The company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner. The above cost estimates include costs associated with Year 2000 readiness for businesses acquired through October 30, 1998. Estimates will be adjusted, as necessary, for acquisitions closing after this date.

Throughout 1999, the company will determine areas where contingency planning is needed. The planning efforts include, but are not limited to, identification and mitigation of potential serious business interruptions, adjustment of inventory levels to meet customer needs, and establishing crisis response processes to address unexpected problems.

The company's statements regarding its Year 2000 readiness are forward-looking statements and are therefore subject to change as a result of known and unknown factors. Both the company's cost estimates and completion time frames could be influenced by the company's ability to successfully identify all Year 2000 issues, the nature and amount of remediation required, the availability and cost of trained personnel in this area and the Year 2000 success that key third parties and customers attain. While these and other unforeseen factors could have a material adverse impact on the company's financial position, results of operations or liquidity in future periods due to possible manufacturing delays or business disruptions caused by a lack of third party Year 2000 readiness, management believes that it has implemented an effective Year 2000 compliance program that will minimize the possible negative consequences to the company.

The Year 2000 readiness disclosure statement set forth above is a "Year 2000 Readiness Disclosure" under the federal Year 2000 Information and Readiness Disclosure Act.

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

                          PART II -- OTHER INFORMATION

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

              27 - Financial Data Schedule (For SEC use only)

      (b)   Reports on Form 8-K

            During the quarter ended October 30, 1998, the company filed (i) a Report on Form 8-K dated August 20, 1998 reporting under Item 5 the announcement of financial results for the fiscal first quarter ended July 31, 1998, (ii) a Report on Form 8-K dated September 17, 1998 reporting under Item 7 the secondary stock offering underwriting agreement and pricing agreement, (iii) a Report on Form 8-K dated September 22, 1998 reporting under Item 5 the announced signing of an agreement to acquire Midas Rex, L.P., and (iv) a Report on Form 8-K dated September 23, 1998 reporting under Item 5 the closing of the public offering of 12.5 million shares of common stock, and (v) a Report on Form 8-K dated October 1, 1998 reporting under Item 2 the completion of the previously announced transaction with Physio-Control International Corporation.

            Subsequent to the quarter ended October 30, 1998, the company filed
            (i) a Report on Form 8-K dated November 9, 1998 reporting under
            Item 5 the announced signing of an agreement to acquire Sofamor Danek Group, Inc., (ii) a Report on Form 8-K dated November 19,
            1998 reporting under Item 5 the announcement of financial results for the fiscal second quarter ended October 30, 1998,(iii) a Report on Form 8-K dated November 30, 1998 reporting under Item 5 the restated financial statements for fiscal years ended April 30, 1996, 1997, and 1998, to reflect the acquisition of Physio-Control International Corporation, which occurred on September 30, 1998, as a pooling-of-interests, and (iv) a Report on Form 8-K dated December 3, 1998 reporting under Item 5 the announced signing of an agreement to acquire Arterial Vascular Engineering, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Medtronic, Inc.
                                                     (Registrant)



Date:  December 9, 1998                  /S/ WILLIAM W. GEORGE
                                         ---------------------------------------
                                         William W. George
                                         Chairman
                                         and Chief Executive Officer



Date:  December 9, 1998                  /S/ ROBERT L. RYAN
                                         ---------------------------------------
                                         Robert L. Ryan
                                         Senior Vice President
                                         and Chief Financial Officer