Form 10-Q
period 1999-01-29
MEDTRONIC INC
filed 1999-03-15
CIK 64670

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended January 29, 1999

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


Shares of common stock, $.10 par value, outstanding on February 26, 1999:

                                                                     586,876,433

                          PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                  MEDTRONIC, INC.
                         CONSOLIDATED STATEMENT OF EARNINGS
                                    (Unaudited)

                                             Three months ended               Nine months ended
                                         ---------------------------     ---------------------------
                                           Jan. 29,        Jan. 30,        Jan. 29,        Jan. 30,
                                             1999            1998            1999            1998
                                         -----------     -----------     -----------     -----------
                                                    (in millions, except per share data)
Net sales                                $   1,038.9     $     806.7     $   3,015.1     $   2,384.3

Costs and expenses:
  Cost of products sold                        295.0           222.8           803.0           628.5
  Research and development expense             107.5            93.1           313.8           264.1
  Selling, general, and
    administrative expense                     337.9           249.3           924.0           748.7
  Non-recurring charges                        284.4           156.4           408.7           156.4
  Foundation commitment                          0.0            36.0             0.0            36.0
  Interest expense                              14.1             3.7            24.9            11.4
  Interest income                              (17.0)           (8.0)          (39.8)          (20.3)
                                         -----------     -----------     -----------     -----------
    Total costs and expenses                 1,021.9           753.3         2,434.6         1,824.8
                                         -----------     -----------     -----------     -----------

Earnings before income taxes                    17.0            53.4           580.5           559.5

Provision for income taxes                      52.1            20.1           270.2           193.3
                                         -----------     -----------     -----------     -----------

Net earnings (loss)                      $     (35.1)    $      33.3     $     310.3     $     366.2
                                         ===========     ===========     ===========     ===========

Weighted average shares outstanding            583.0           566.7           575.9           564.5

Basic earnings (loss) per share          $     (0.06)    $      0.06     $      0.54     $      0.65
                                         ===========     ===========     ===========     ===========

Earnings (loss) per share
  assuming dilution                      $     (0.06)    $      0.06     $      0.53     $      0.63
                                         ===========     ===========     ===========     ===========

Weighted average shares
  Outstanding assuming dilution                583.0           580.5           590.2           578.4


See accompanying notes to condensed consolidated financial statements.

                                 MEDTRONIC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                    January 29,       April 30,
                                                       1999             1998
                                                    ----------       ----------
                   ASSETS                                  (in millions)
                  -------
Current assets:
  Cash and cash equivalents                         $    346.6       $    519.5
  Short-term investments                                 212.5            123.6
  Accounts receivable, less allowance for
    doubtful accounts of $33.6 and $24.1                 933.8            789.6

  Inventories:
      Finished goods                                     286.0            207.8
      Work in process                                    101.4             90.2
      Raw materials                                      138.1            124.8
                                                    ----------       ----------
        Total inventories                                525.5            422.8

Deferred tax assets                                      259.1            155.3
Prepaid expenses and other current assets                248.8            126.5
                                                    ----------       ----------

    Total current assets                               2,526.3          2,137.3

Property, plant, and equipment                         1,435.1          1,189.4
Accumulated depreciation                                (685.5)          (562.4)
                                                    ----------       ----------
  Net property, plant, and equipment                     749.6            627.0

Goodwill and other intangible assets, net              1,229.3            563.8
Long-term investments                                    216.8            138.6
Other assets                                             188.2            179.5
                                                    ----------       ----------

    Total assets                                    $  4,910.2       $  3,646.2
                                                    ==========       ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
  Short-term borrowings                             $    225.3       $    130.8
  Accounts payable                                       139.5            122.0
  Accrued liabilities                                    801.7            511.3
                                                    ----------       ----------
    Total current liabilities                          1,166.5            764.1

Long-term debt                                            22.6             61.2
Deferred tax liabilities                                   6.0             13.4
Other long-term liabilities                              140.2            156.9
                                                    ----------       ----------
    Total liabilities                                  1,335.3            995.6


Shareholders' equity:
  Common stock--par value $.10                            58.6             57.0
  Retained earnings                                    3,602.4          2,676.0
  Accumulated other non-owner changes in equity          (60.0)           (54.5)
                                                    ----------       ----------
                                                       3,601.0          2,678.5
  Receivable from Employee Stock Ownership Plan          (26.1)           (27.9)
                                                    ----------       ----------

    Total shareholders' equity                         3,574.9          2,650.6
                                                    ----------       ----------

    Total liabilities and shareholders' equity      $  4,910.2       $  3,646.2
                                                    ==========       ==========


See accompanying notes to condensed consolidated financial statements.

                                 MEDTRONIC, INC.
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                     Nine months ended
                                                               ---------------------------
                                                                Jan. 29,         Jan. 30,
                                                                  1999             1998
                                                               ----------       ----------
                                                                      (in millions)
OPERATING ACTIVITIES:
  Net earnings                                                 $    310.3       $    366.2
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                                 160.9            112.4
      Non-recurring charges                                         267.7            156.4
      Change in assets and liabilities:
        Increase in accounts receivable                            (123.6)           (65.2)
        Increase in inventories                                     (62.2)           (64.0)
        Increase in deferred taxes                                  (98.7)           (63.0)
        Increase (decrease) in accounts payable and
          accrued liabilities                                        41.5            (37.2)
        Changes in other operating assets and
          liabilities                                              (123.0)             9.2
                                                               ----------       ----------
        Net cash provided by operating activities                   372.9            414.8

INVESTING ACTIVITIES:
  Additions to property, plant, and equipment                      (187.7)          (121.5)
  Acquisition of subsidiaries, net of cash acquired                (910.7)             0.0
  Purchases of marketable securities                               (647.2)           (86.8)
  Sales and maturities of marketable securities                     542.8             45.3
  Other investing activities (net)                                  (13.1)            (3.5)
                                                               ----------       ----------
        Net cash used in investing activities                    (1,215.9)          (166.5)

FINANCING ACTIVITIES:
  Increase (decrease) in short-term borrowings (net)                 94.0             (9.7)
  Decrease in long-term debt (net)                                  (38.6)            (1.4)
  Proceeds from stock offering of acquired subsidiary                 0.0              1.2
  Dividends to shareholders                                         (93.9)           (77.2)
  Repurchases of common stock                                      (106.8)          (122.4)
  Issuance of common stock                                          814.3             63.0
                                                               ----------       ----------
        Net cash provided by (used in)
          financing activities                                      669.0           (146.5)
Effect of exchange rate changes on cash and
  cash equivalents                                                    1.1              1.9
                                                               ----------       ----------

Net change in cash and cash equivalents                            (172.9)           103.7
Cash and cash equivalents at beginning of period                    519.5            228.4
                                                               ----------       ----------
Cash and cash equivalents at end of period                     $    346.6       $    332.1
                                                               ==========       ==========

Supplemental Noncash Investing and Financing Activities
  Issuance of common stock for acquisition of
    subsidiary                                                 $     67.4       $      0.0
                                                               ==========       ==========

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

Note 2 - Acquisitions
---------------------

On January 28, 1999, the company issued approximately 50.6 million shares of its common stock for all of the outstanding capital stock of Arterial Vascular Engineering, Inc. (AVE). AVE designs and manufactures minimally invasive solutions for the treatment of coronary artery and peripheral vascular disease. AVE's product offerings include coronary stents, balloon catheters, guidewires and guiding catheters.

On January 27, 1999, the company issued approximately 45.0 million shares of its common stock for all of the outstanding capital stock of Sofamor Danek Group, Inc. (Sofamor Danek). Sofamor Danek is primarily involved in developing, manufacturing, and marketing devices, instruments, computer-assisted visualization products and biomaterials used in the treatment of spinal and cranial disorders.

On December 14, 1998, AVE acquired all of the outstanding capital stock of World Medical Manufacturing Corporation (World Medical) in exchange for approximately $71 million in AVE common stock and other consideration. AVE accounted for this acquisition as a purchase and, accordingly, the results of operations have been included in the consolidated financial statements since the date of acquisition. World Medical develops, manufactures, and markets an endovascular stented graft and delivery system for the treatment of abdominal aortic aneurysms.

The acquisitions of Sofamor Danek and AVE have been accounted for as poolings-of-interests and, accordingly, the company's consolidated financial statements for the first and second quarters of fiscal 1999 and for prior years have been restated to include the results of operations, financial positions, and cash flows of Sofamor Danek and AVE.

Net sales and net earnings for the individual entities for three and nine months ended January 30, 1998 were as follows (in millions):

                          Medtronic    Sofamor Danek     AVE     Combined
                          ---------    -------------     ---     --------
Three months ended
  January 30, 1998
Net sales                   $676.9         $91.5        $38.3     $806.7
Net earnings                   9.6          15.9          7.8       33.3

Nine months ended
  January 30, 1998
Net sales                  2,054.4         243.1         86.8    2,384.3
Net earnings                 304.0          44.0         18.2      366.2

The above results include the impact of the $205.3 million pre-tax charges recorded during the third quarter of fiscal 1998.

In connection with the Sofamor Danek and AVE mergers, $121.9 million of one-time transaction related costs were incurred and expensed during the quarter as part of the $302.2 million pre-tax charge (See Note 3). These costs include professional fees, "change of control" payments, and other direct transaction costs associated with the mergers.

The restated consolidated financial results for the three and nine months ended January 30, 1998, respectively, include Sofamor Danek's and AVE's results for the three and nine month periods ended December 31, 1997, respectively. Effective May 1, 1998, Sofamor Danek's and AVE's fiscal year end has been changed from December 31 and June 30, respectively, to April 30 to conform to the company's fiscal year end. The combined results for the fiscal year ended April 30, 1998 represent the historical results of Medtronic for the fiscal year ended April 30, 1998 combined with the historical results of Sofamor Danek and AVE for the 12 months ended March 31, 1998. Accordingly, Sofamor Danek's and AVE's results for the one month period ended April 30, 1998 have been excluded from the company's combined results and have been reported as an adjustment to May 1, 1998 retained earnings.

Net sales and net results for individual entities acquired using the purchase method of accounting are not presented as the activity is not deemed to be material.

Note 3 - Non-Recurring Charges
------------------------------

The company recorded pre-tax charges totaling $302.2 million during the third quarter of fiscal 1999. As discussed in Note 2, $121.9 million of this pre-tax charge related to one-time transaction related costs incurred in connection with the Sofamor Danek and AVE mergers. $91.7 million of this pre-tax charge pertained to management initiatives to restructure worldwide operations for the new Vascular organization. These actions will include the closing of five manufacturing facilities and will result in the elimination of approximately 1,600 positions over the next year. The components of these charges included $5.4 million for facility reductions, $41.5 million for severance and related costs, $26.8 million for impairments to reduce the carrying value of fixed assets and certain other assets to fair value, and $18.0 million for noncancelable contractual commitments and other non-recurring expenses. The company is anticipating the recording of an additional pre-tax non-recurring charge of approximately $45.0 million in the fourth quarter of fiscal 1999 for actions in that period related to the mergers.

Also, in connection with the restructuring of the operations, the $302.2 million pre-tax charge included a $17.8 million charge to cost of products sold for discontinued product lines.

The $302.2 million pre-tax charge includes a charge for the purchase of in-process research and development related to AVE's December 1998 acquisition of World Medical. $45.8 million of the $70.8 million purchase price represents purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed upon consummation of the World Medical acquisition. The value assigned to purchased in-process technology was based on a valuation prepared by an independent third-party appraisal company and was determined by identifying research projects in areas for which technological feasibility had not been established, including the Talent System and two smaller programs. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology.

Included in the $302.2 million pre-tax charge was $25.0 million for additional reserves necessary to conclude certain outstanding litigation of Sofamor Danek.

The company recorded pre-tax charges totaling $205.3 million during the third quarter of fiscal 1998. Applications during the third quarter of fiscal 1999 against the remaining accruals from fiscal 1998 and related to the $302.2 million pre-tax charges recorded in the third quarter of fiscal 1999 were as follows (amounts in millions):

                             Balance at       New       Charges      Balance at
                           Oct. 30, 1998    Charges     Utilized   Jan. 29, 1999
--------------------------------------------------------------------------------
Transaction related costs       $0.0        $121.9      $(55.6)        $66.3
Purchased in-process R&D         0.0          45.8       (45.8)          0.0
Facility reductions              3.0           5.4        (0.5)          7.9
Severance and related costs     31.7          41.5       (14.2)         59.0
Asset write-downs                0.0          44.6       (44.6)          0.0
Noncancelable contractual
  obligations and other          4.1          18.0        (1.2)         20.9
Litigation reserve              25.3          25.0        (3.4)         46.9
------------------------------------------------------------------------------

Total                          $64.1        $302.2     $(165.3)       $201.0

The majority of the actions relating to the fiscal 1998 charge are expected to be completed by the end of fiscal 1999. Since the inception of the fiscal 1998 restructuring program, approximately 900 positions have been eliminated. The initiatives announced in the third quarter of fiscal 1999 are expected to be completed by the end of fiscal 2000. The remaining reserve balances at January 29, 1999 are included in current accrued liabilities.

After accounting for the poolings, the first half of fiscal 1999 results include pre-tax non-recurring charges of $124.4 million consisting of $95.3 million of purchased in-process research and development in conjunction with AVE's October 1998 acquisition of the coronary catheter lab business of C. R. Bard, Inc., $21.1 million of one-time transaction related costs associated with the September 1998 merger with Physio-Control, and $8.0 million related to Sofamor Danek's June 1998 special charge for payments made under two strategic development and licensing agreements.

As noted above, approximately $95.3 million of the $610.7 million purchase price related to AVE's October 1998 acquisition of the coronary catheter lab business of C. R. Bard, Inc. represents purchased in-process technology that had not yet reached technological feasibility and had no alternative use. Accordingly, this amount was immediately expensed upon consummation of the acquisition. The value assigned to purchased in-process technology was based on a valuation prepared by an independent third-party appraisal company and was determined by identifying research projects in areas for which technological feasibility had not been established, including a rapid exchange perfusion catheter, a stent development program, and eight other minor product categories. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology.

Note 4 - Other Non-Owner Changes in Equity
------------------------------------------

During the first quarter of fiscal 1999, the company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" (SFAS No.
130). In addition to net earnings (loss), other non-owner changes in equity includes, as applicable, unrealized gains and losses on available for sale securities, foreign currency translation adjustments, and minimum pension liability. For the third quarter ended January 29, 1999 and January 30, 1998, the company's other non-owner changes in equity was $(17.2) million and $10.1 million, respectively. For the nine month periods ended January 29, 1999 and January 30, 1998, the company's other non-owner changes in equity was $304.8 million and $356.8 million, respectively. The company's adoption of SFAS No. 130 had no effect on the company's reported results of operations, cash flows or financial position.

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

Note 6 - Subsequent Event
-------------------------

On March 8, 1999, the company issued approximately 1.3 million shares of its common stock for all of the outstanding capital stock of AVECOR Cardiovascular Inc. (AVECOR). The transaction will be accounted for as a purchase. AVECOR develops, manufactures and markets specialty medical devices for heart/lung bypass surgery and long-term respiratory support. It is the company's intent to repurchase the equivalent number of shares issued for this transaction as soon as practical through open market repurchases of the company's common stock.

In conjunction with this acquisition, the company has formulated management initiatives to restructure the worldwide operations of the new perfusion systems organization. As a result, certain manufacturing sites will be closed which will result in the displacement of approximately 700 positions in the worldwide perfusion systems workforce. The company is anticipating the recording of an additional non-recurring charge in the fourth quarter of fiscal 1999 related to these actions.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net Results
-----------

After pre-tax non-recurring charges of $302.2 million, the results for the third quarter ended January 29, 1999 were reduced to a net loss of $35.1 million or a loss of $0.06 per share diluted, compared with net earnings of $33.3 million or $0.06 earnings per share diluted, after $205.3 million of pre-tax non-recurring charges taken in the third quarter last year. Net earnings were $310.3 million or $0.53 per share diluted for the nine month period ended January 29, 1999, compared to $366.2 million, or $0.63 per share diluted for the comparable period last year. Without the $302.2 million of pre-tax non-recurring charges, diluted earnings per share would have been $0.36 for the quarter ended January 29, 1999. Without the $426.6 million of pre-tax non-recurring charges, diluted earnings per share would have been $1.12 for the nine-month period ended January 29, 1999.

Sales
-----

Sales for the quarter and nine-month period ended January 29, 1999 increased
28.8 percent and 26.5 percent, respectively, compared to the same periods last year. Exclusive of the effects of foreign currency translation, sales for the quarter and nine-month period ended January 29, 1999 increased 28.0 percent and
27.2 percent, respectively, over the comparable periods last year. Sales growth in the quarter was positively impacted by $6.4 million of exchange rate movements by the U.S. dollar versus major European currencies and the Japanese Yen, while sales growth for the nine-month period ended January 29, 1999 has been negatively impacted by $18.0 million.

Net sales of Cardiac Rhythm Management products, which consist primarily of products for bradycardia pacing, tachyarrhythmia management, external defibrillators, ablation, and components, increased 15.3 percent and 10.5 percent during the quarter and nine-month period ended January 29, 1999, respectively, after removing the impact of foreign exchange rate fluctuations, compared to the same periods a year ago. This growth was led by tachyarrhythmia management's strong market share gains worldwide, solid bradycardia pacing results and significant growth from Physio-Control. Unit sales of bradycardia implantable pulse generators (IPG's) achieved 5 percent growth during the quarter on sales of the Medtronic.Kappa 700 series pacemakers in international locations and of the Medtronic.Kappa 400 series pacemakers in the U.S. The Medtronic.Kappa 700 series pacemakers received FDA clearance in the U.S. on the last day of the quarter. Tachyarrhythmia management, led by sales of the Gem DR defibrillator, reestablished global market leadership with nearly 45 percent growth over the comparable period last year. The Gem II DR, the world's smallest full-featured implantable defibrillator, received FDA clearance subsequent to quarter end and is planned to be launched this spring. Physio-Control, which was acquired in September 1998 and which was accounted for as a pooling-of-interests, grew 25.0 percent over the comparable period last year on the strength of its Lifepak 12 and Lifepak 500 external defibrillators.

Net sales of vascular product lines, consisting of balloon and guiding catheters, and stents, more than doubled during the quarter and nine-month period ended January 29, 1999, respectively, compared to the same periods a year ago. However, third quarter revenues from AVE, which was acquired January 28, 1999 and accounted for as a pooling of interests, fell below management expectations due to weaker than expected U.S. stent sales. AVE's third quarter coronary stent sales declined more than 35 percent from the second quarter, as competitive shifts in U.S. market share were greater than anticipated. AVE's second generation of coronary stent, the GFX2, is expected to receive FDA clearance during the fourth quarter of fiscal 1999. The S670, AVE's third generation coronary stent, is expected to be market released in Europe this spring.

Net sales of cardiac surgery product lines, which consist of heart valves, perfusion systems, cannulae, and surgical accessories, increased 1.6 percent and
4.2 percent, during the quarter and nine-month period ended January 29, 1999, respectively, compared to the same periods a year ago. Unit sales of heart valve products increased more than 10 percent during the quarter on continuing strong U.S. sales of the Freestyle stentless aortic tissue valve. Sales of cannulae grew in the low-single digits, while sales of perfusion systems declined slightly.

Net sales of Neurological and Spinal products, consisting primarily of neurosurgery and spinal products, implantable neurostimulation devices, drug administration systems, and functional diagnostics, increased 35.1 percent and
31.1 percent for the quarter and nine-month period ended January 29, 1999, respectively. Sales of neurosurgery and spinal product lines (consisting of Sofamor Danek, PS Medical and Midas Rex) increased 40 percent from the prior year comparative period. Midas Rex, which was acquired in late October 1998, and was accounted for as a purchase, contributed to the growth in neurosurgery product sales during the quarter. Sofamor Danek currently awaits FDA clearance of the Interfix cage. Sales of core neurological product lines (consisting of neurostimulation, drug administration systems and functional diagnostics) grew approximately 30 percent compared to the same period last year. Sales growth was achieved in the drug delivery product line as a result of increased demand for the SynchroMed(R) drug infusion system for delivery of morphine for chronic pain and for delivery of Lioresal (baclofen, USP)Intrathecal for treatment of cerebral and spinal spasticity. The Medtronic Activa(TM) neurostimulation therapy for control of essential tremor and tremor associated with Parkinson's disease also contributed to the growth during the quarter.

Costs of Products Sold
----------------------

Cost of products sold as a percent of sales for the quarter and nine-month period ended January 29, 1999 was 28.4 percent and 26.6 percent compared to 27.6 percent and 26.4 percent for the same periods a year ago. Without the $17.8 million special charge for discontinued product lines as a result of the mergers, cost of products sold as a percent of sales for the quarter and nine-month period ended January 29, 1999 would have been 26.7 percent and 26.0 percent, respectively, compared to pre-charge ratios of 26.0 percent and 25.8 percent, respectively, for the comparable periods last year. The increase in the cost of products sold as a percent of sales resulted primarily from the increased negative impact of foreign exchange rate fluctuations between the time products are shipped to non-U.S. locations and the time they are sold to customers. In addition, certain changes in product and geographic mixes contributed to the increase.

Research and Development Expense
--------------------------------

Research and development expense was $107.5 million for the quarter and $313.8 for the nine-month period ended January 29, 1999. The company remains committed to spending aggressively on research and development (R&D) to develop technological enhancements and new indications for existing products, as well as to develop less invasive and new technologies to address unmet patient needs and to help reduce procedural costs and length of hospital stay. R&D as a percent of net sales was 10.3 percent and 10.4 percent for the quarter and nine-month period ended January 29, 1999, respectively, compared to 11.5 and 11.1 percent for the comparable periods last year.

Selling, General, and Administrative Expense (SG&A)
---------------------------------------------------

SG&A expense for the quarter ended January 29, 1999, was $337.9 million compared to $249.3 million for the comparable period last year. SG&A as a percent of sales increased from 30.9 percent a year ago to 32.5 percent for the current quarter. The increase in SG&A as a percent of sales was primarily attributable to increased marketing and distribution spending to support new product launches and by a decrease in the dollar amount of gains recognized in the current quarter from hedging activities as compared to the comparative period last year.

Non-Recurring Charges
---------------------

As discussed in Note 3, the company recorded $302.2 million of pre-tax charges during the third quarter of fiscal 1999. Management believes the restructuring portion of this charge will result eventually in annualized pre-tax savings of more than $50 million.

Interest
--------

Interest expense was $14.1 million for the quarter as compared to $3.7 million for the same period last year. The increase in interest expense was primarily the result of changes in average debt balances from year to year for debt balances assumed as part of the acquisitions of Sofamor Danek and AVE. Prior to quarter end, the company paid off the $550 million debt associated with AVE's October 1998 acquisition of the coronary catheter lab business of C. R. Bard, Inc. Interest income during the quarter was $17.0 million compared to $8.0 million for the same period last year. The increase in interest income was primarily the result of increased average investment balances over the prior year as a result of the $691.8 million net proceeds raised from the September 1998 secondary stock offering and by investment balances assumed as part of the acquisitions of Sofamor Danek and AVE.

Income Taxes
------------

The pre-charge effective tax rate for the quarter and nine-month period ended January 29, 1999 was 33.2 percent and 34.3 percent, respectively, compared to an effective tax rate of 34.7 percent, after restatement for the acquisitions of Sofamor Danek and AVE, for the fiscal year ended April 30, 1998. The reduction in the fiscal 1999 effective tax rate is primarily due to a greater proportion of income being derived from Switzerland and other tax planning initiatives, partially offset by tax legislation that reduces U.S. tax benefits derived from the company's operations in Puerto Rico.

Liquidity and Capital Resources
-------------------------------

Operating activities provided $372.9 million of cash and cash equivalents for the nine-month period ended January 29, 1999 compared to $414.8 million for the same period a year ago. Working capital was $1,359.8 million at January 29, 1999 compared to $1,373.2 million at April 30, 1998. The current ratio was 2.2:1 at January 29, 1999, compared to 2.8:1 at April 30, 1998. The decrease in the current ratio at January 29, 1999 is primarily related to increased accrued liability balances at January 29, 1999 related to the $302.2 million pre-tax charge taken during the third quarter of fiscal 1999. Cash and cash equivalents were $346.6 million at January 29, 1999 compared to $519.5 million at April 30, 1998.

Significant sources of cash during the nine-month period ended January 29, 1999 included proceeds provided by the September 1998 secondary stock offering (approximately $691.8 million of cash, net of issuance costs) and the issuance of $550 million of debt (by AVE) in conjunction with AVE's October 1998 acquisition of the coronary catheter lab business of C. R. Bard, Inc.

Significant uses of cash during the nine-month period ended January 29, 1999 included repayments on long-term debt (including the $550 million debt related to AVE's acquisition of the coronary catheter lab business of C. R. Bard, Inc.), the acquisitions of Midas Rex, World Medical, and the coronary catheter lab business of C. R. Bard, Inc., purchases of property, plant, and equipment, purchases of marketable securities, repurchases of common stock under the company's systematic stock repurchase plan, and dividends paid to shareholders.

In addition, changes in other operating assets and liabilities for the nine-month period ended January 29, 1999, includes approximately $70 million in prepayments of foreign tax liabilities. These tax prepayments were funded through additional non-U.S. short-term borrowings.

Due to legal restrictions imposed on share repurchases as a result of the recent mergers with Sofamor Danek and AVE and the previously pending acquisition of AVECOR, the company could not repurchase common stock during the third quarter ended January 29, 1999. The company will again repurchase shares under the systematic stock repurchase plan subsequent to the March 8, 1999 closing of AVECOR (see Note 6), which removed the remaining legal restrictions imposed on share repurchases.

Year 2000 Readiness Disclosure
------------------------------

Medtronic has had a formal program in place since 1996 with assigned Year 2000 staff to ensure that its critical areas, related to business information systems, products, non-information systems with embedded technology and key third party suppliers, will operate normally before, during and after the Year 2000.

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

The company's products have been assessed and found to be Year 2000 compliant with the exception of a few requiring minor corrective actions. The minor corrective actions are limited to certain programmers and certain other instruments. These minor corrective actions are date-related and present no adverse health impact to the patient or system functions. The software for such items will be updated or instructions will be provided to achieve compliance prior to the Year 2000. The company's implantable devices, including pacemakers, defibrillators, drug infusion systems, neurostimulators, and heart valves, are not affected by the Year 2000 issue because they do not deliver therapy on the basis of a calendar date.

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

The company estimates that it has incurred approximately $18 million to date in external and internal costs on a pre-tax basis to address its Year 2000 readiness issues. The company currently estimates that the total additional costs for addressing its internal Year 2000 readiness will not exceed $20 million on a pre-tax basis. Approximately $6 million of these costs have been capitalized to date related to Sofamor Danek's worldwide installation of a comprehensive software package. Remaining Year 2000 costs are being expensed as they are incurred and are being funded through operating cash flows. The company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner. The above cost estimates include costs associated with Year 2000 readiness for businesses acquired through January 29, 1999. Estimates will be adjusted, as necessary, for acquisitions closing after this date.

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

                          PART II -- OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The company operates in an industry susceptible to significant product liability claims. In recent years, there has been increased public interest in product liability claims for implanted medical devices, including pacemakers and leads. These claims may be brought by individuals seeking relief for themselves or, increasingly, by groups seeking to represent a class, and the company has experienced an increase in such claims. During the past several years, United States District Courts in California, Florida, Kentucky, and Ohio have refused to certify class actions in cases brought against the company. This is consistent with the trend in class action law as it applies to the medical device industry generally. In addition, product liability claims may be asserted against the company in the future related to events not known to management at the present time. Management believes that the company's risk management practices, including insurance coverage, are reasonably adequate to protect against potential product liability losses.

Beginning in 1994, Medtronic's newly acquired subsidiary, Medtronic Sofamor Danek, Inc., was named as a defendant in approximately 3,000 product liability lawsuits brought in various federal and state courts around the country. The lawsuits allege the plaintiffs were injured by spinal implants manufactured by Sofamor Danek and other manufacturers. All efforts to obtain class certification have been denied or withdrawn. In essence, the plaintiffs claim that they have suffered a variety of injuries resulting from use of a spinal system for pedicle fixation and that the company and other manufacturers have conspired to promote such implant systems in violation of law. As of January 1999, over 1,000 suits have been dismissed or resolved in favor of the company. Discovery is proceeding in the remaining cases. The company believes these claims are without merit and will continue to defend against them vigorously.

A patent infringement lawsuit commenced in 1993 against Sofamor Danek by AcroMed Corporation has been set for trial in the U.S. District Court in Cleveland, Ohio in April 1999. The suit alleges that certain plate and rod implant systems infringe four patents and seeks damages and injunctive relief. Sofamor Danek has obtained summary judgment as to two patents and continues to vigorously defend against the remaining claims.

In November 1997, the company filed suit against Guidant Corporation in U.S. District Court in Minneapolis claiming that Guidant's ACS RX Multi-Link coronary stent infringes a patent owned by the company. Medtronic is seeking injunctive relief and monetary damages, and discovery is proceeding. The stent industry is currently characterized by extensive patent litigation and Medtronic's newly acquired subsidiary, Medtronic AVE, Inc., is both a plaintiff and a defendant in lawsuits with Johnson & Johnson and Guidant Corporation, and a plaintiff in a lawsuit with Boston Scientific Corporation, over their respective patents, with plaintiffs in each case alleging patent infringement and seeking injunctive relief and monetary damages.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

            27 - Financial Data Schedule (For SEC use only)

     (b)  Reports on Form 8-K

          During the quarter ended January 29, 1999, the company filed (i) a Report on Form 8-K dated November 9, 1998 reporting under Item 5 the announced signing of an agreement to acquire Sofamor Danek Group, Inc., (ii) a Report on Form 8-K dated November 19, 1998 reporting under Item 5 the announcement of financial results for the fiscal second quarter ended October 30, 1998,(iii) a Report on Form 8-K dated November 30, 1998 reporting under Item 5 the restated financial statements for fiscal years ended April 30, 1996, 1997, and 1998, to reflect the acquisition of Physio-Control International Corporation, which occurred on September 30, 1998, as a pooling-of-interests, (iv) a Report on Form 8-K dated December 3, 1998 reporting under Item 5 the announced signing of an agreement to acquire Arterial Vascular Engineering, Inc., (v) a Report on Form 8-K dated January 25, 1999 reporting under Item 5 the conversion ratio for the proposed merger with Sofamor Danek Group, Inc., (vi) a Report on Form 8-K dated January 26, 1999 reporting under Item 2 the completion of the previously announced transaction with Sofamor Danek Group, Inc., (vii) a Report on Form 8-K dated January 27, 1999 reporting under Item 5 the conversion ratio for the proposed merger with Arterial Vascular Engineering, Inc., and (viii) a Report on Form 8-K dated January 28, 1999 reporting under Item 2 the completion of the previously announced transaction with Arterial Vascular Engineering, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Medtronic, Inc.
                                                  (Registrant)



Date:  March 12, 1999                    /S/ WILLIAM W. GEORGE
                                         ---------------------------------------
                                         William W. George
                                         Chairman
                                         and Chief Executive Officer



Date:  March 12, 1999                    /S/ ROBERT L. RYAN
                                         ---------------------------------------
                                         Robert L. Ryan
                                         Senior Vice President
                                         and Chief Financial Officer