Form 10-K
period 1999-04-30
MEDTRONIC INC
filed 1999-07-21
CIK 64670

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
      FOR THE FISCAL YEAR ENDED APRIL 30, 1999

                           COMMISSION FILE NO. 1-7707

                             ----------------------

                                     [LOGO]
                                    MEDTRONIC
                     WHEN LIFE DEPENDS ON MEDICAL TECHNOLOGY

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

                             ----------------------

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

AGGREGATE MARKET VALUE OF VOTING STOCK OF MEDTRONIC, INC. HELD BY NONAFFILIATES OF THE REGISTRANT AS OF JULY 2, 1999, BASED ON THE CLOSING PRICE OF $77.6875, AS REPORTED ON THE NEW YORK STOCK EXCHANGE: $45.11 BILLION.

SHARES OF COMMON STOCK OUTSTANDING ON JULY 2, 1999: 586,763,987

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF REGISTRANT'S 1999 ANNUAL REPORT ARE INCORPORATED BY REFERENCE INTO PARTS I, II AND IV; PORTIONS OF REGISTRANT'S PROXY STATEMENT FOR ITS 1999 ANNUAL MEETING ARE INCORPORATED BY REFERENCE INTO PART III.
================================================================================

                                     PART I


ITEM 1. BUSINESS

     GENERAL. Medtronic, Inc. (together with its subsidiaries, "Medtronic" or the "company") was founded in 1949 and incorporated as a Minnesota corporation in 1957. Medtronic is the world's leading medical technology company, pioneering device-based therapies that restore health, extend life and alleviate pain. Primary products include those for bradycardia pacing, tachyarrhythmia management, atrial fibrillation management, heart failure management, coronary and peripheral vascular disease, heart valve replacement, extracorporeal cardiac support, minimally invasive cardiac surgery, malignant and non-malignant pain, movement disorders, spinal and neurosurgery, and neurodegenerative disorders.

     Medtronic operates its business in one reportable segment, that of manufacturing and selling device-based medical therapies. The company does business in more than 120 countries. The company's product lines include cardiac rhythm management, neurological and spinal, vascular and cardiac surgery.

     In addition to its internal research and development, Medtronic has augmented its product lines through various acquisitions in fiscal 1999 including, but not limited to, those listed below.

     On September 30, 1998, Medtronic, Inc. acquired all of the outstanding stock of Physio-Control International Corporation through a merger of a newly created subsidiary of Medtronic, Inc., into Physio-Control. Pursuant to the merger, the shareholders of Physio-Control received approximately 8.6 million shares of Medtronic common stock. Medtronic Physio-Control designs, manufactures, markets and services an integrated line of noninvasive emergency cardiac defibrillator and vital sign assessment devices, disposable electrodes and data management software.

     On October 16, 1998, Medtronic, Inc. acquired all of the assets and certain liabilities of Midas Rex, L.P., of Fort Worth, Texas, for approximately $230.0 million in cash. Midas Rex manufactures and markets high-speed neurological powered instruments, including pneumatic instrumentation for surgical dissection of bones, biometals, bioceramics and bioplastics. Other instruments manufactured by Midas Rex assist in orthopedic, otolaryngological, maxillofacial and craniofacial procedures, as well as plastic surgery.

     On January 27, 1999, Medtronic, Inc. acquired all of the outstanding stock of Sofamor Danek Group, Inc. through a merger of a newly created subsidiary of Medtronic, Inc. with Sofamor Danek. Pursuant to the merger, the shareholders of Sofamor Danek received approximately 45.0 million shares of Medtronic common stock. Medtronic Sofamor Danek develops, manufactures and markets devices, instruments, computer-assisted visualization products and biomaterials used in the treatment of spinal and cranial disorders.

     On January 28, 1999, Medtronic, Inc. acquired all of the outstanding stock of Arterial Vascular Engineering, Inc. ("AVE") through a merger of a newly created subsidiary of Medtronic with AVE. Pursuant to the merger, the shareholders of AVE received approximately 50.6 million shares of Medtronic common stock. Medtronic Vascular designs, manufactures and markets minimally invasive solutions for the treatment of coronary artery and peripheral vascular disease. Its product offerings include stents, balloon catheters, guidewires and guiding catheters.

     On March 8, 1999, Medtronic, Inc. acquired all of the outstanding stock of AVECOR Cardiovascular, Inc. through a merger of a newly created subsidiary of Medtronic, Inc. into AVECOR. Pursuant to the merger, the shareholders of AVECOR received approximately 1.3 million shares of Medtronic common stock. Medtronic AVECOR develops, manufactures and markets specialty medical devices for cardiopulmonary support during heart bypass surgery and for long-term respiratory support.

     Of the five acquisitions described above, the acquisitions of Physio-Control, Sofamor Danek and AVE have been accounted for as poolings-of-interests and, accordingly, the company's consolidated financial statements for fiscal 1999 and for prior years have been restated to include the results of operations, financial positions, and cash flows of Physio-Control, Sofamor Danek and AVE. References in this Form 10-K to financial information of the company have been adjusted to reflect the restated financial statements.

     CARDIAC RHYTHM MANAGEMENT. Cardiac Rhythm Management products consist primarily of products for bradycardia pacing, tachyarrhythmia management, external defibrillation and ablation, as well as for treating atrial fibrillation and congestive heart failure. Bradycardia pacing systems, which treat patients with slow or irregular heartbeats, include pacemakers, leads and accessories. The pacemakers can be noninvasively programmed by the physician to adjust sensing, electrical pulse intensity, rate, duration and other characteristics, and can produce impulses to cause contractions in either the upper or lower heart chamber, or both, in appropriate relation to heart activity. The company's Model 9790 programmer can be used interchangeably with all of the company's bradycardia pacemakers as well as with its tachyarrhythmia management devices.

     Advances in bradycardia pacing in fiscal 1999 include the commercial release of the Medtronic.Kappa(TM) 700 series of pacemakers in the U.S. in January 1999 and the commercial release of the new Medtronic.Sigma(TM) family of pacemakers in markets outside the U.S. in February 1999. The Medtronic.Kappa 700 series features a highly adaptive pacing system that provides continuous customized therapy while streamlining clinical care. The Medtronic.Kappa 400 series was commercially introduced in the U.S. in February 1998 and offers dual sensor automated rate responsive pacing and data collection for enhanced diagnostic capabilities. In general, the Kappa(R) pacemakers are designed to adjust heart rate to match patient activity without requiring a hospital or clinic visit. The Medtronic.Sigma family of pacemakers offers a number of enhanced patient therapies and patient management tools, including collection of comprehensive, accessible diagnostic information, which are not typically found in the standard and basic pacing market segments. Medtronic also markets the CapSure(R) Z and CapSureFix(R) steroid-eluting leads, which deliver more concentrated levels of electrical energy that extend device life. The CapSureFix NOVUS(TM), a new pacing lead with smaller size for increased maneuverability, is in clinical investigation. About 30% of Medtronic's revenues are generated from the sale of implantable cardiac pacemaker systems for treatment of bradycardia.

     Tachyarrhythmia management products include implantable devices and transvenous lead systems for treating ventricular tachyarrhythmias, which are abnormally fast, and sometimes fatal, heart rhythms. The systems offer a tiered therapy of pacing, cardioversion and defibrillation, and may be implanted in the upper chest, which reduces patient trauma, hospitalization time and costs. The Gem DR(TM) is the company's first commercially available device from its new generation of Gem products intended to meet the needs of patients with multiple heart rhythm problems. The Gem DR features an advanced dual chamber rate responsive pacing capability as well as advanced detection and diagnostic tools. The Gem DR was commercially released in Europe and certain markets outside the U.S. in June 1998 and in the U.S. in October 1998. The Gem single chamber defibrillator, also commercially introduced in the U.S. in October 1998, is designed to provide rate responsive pacing in the lower chamber of the heart.

     In June 1999, the company commercially released the Gem II DR(TM), the next generation in the Gem family of devices, in the U.S. The Gem II DR offers patient benefits comparable to the Gem DR but in a 35% smaller size.

     The company also markets the Jewel(R) line of devices, including the Micro Jewel(R) II implantable defibrillator, which offers expanded diagnostic capabilities in a small size device. The Jewel AF, which shares with the Gem DR the ability to provide rate responsive treatment of arrhythmias in both the atrium and the ventricle, was commercially released in Europe and other international markets in June 1998. The Jewel AF is awaiting regulatory clearance in the U.S. The company also markets a full line of active and passive steroid-eluting defibrillator leads. The entire line of tachyarrhythmia devices, like the bradycardia pacemakers, are programmed with the Model 9790 programmer. The company also offers an implantable device, the Reveal(R) insertable loop recorder, to diagnose complex arrhythmias.

     By acquiring Physio-Control International Corporation in September 1998, Medtronic added to its Cardiac Rhythm Management products an integrated line of noninvasive emergency cardiac defibrillator and vital sign assessment devices, disposable electrodes and data management software. Medtronic Physio-Control products are used in both out-of-hospital and hospital settings for the early detection and treatment of life threatening events including trauma, heart attack, ventricular fibrillation, tachyarrhythmia and bradycardia. Current defibrillator products include the LIFEPAK(R) series of products, all of which are noninvasive external defibrillator and vital sign assessment devices, some having noninvasive pacing, shock advisory, pulse oximetry and 12 lead ECG diagnostic capability. In May 1999, the company received FDA clearance for commercial release of a biphasic version of its LIFEPAK 500 automated defibrillator, which is targeted for use by early responders to cardiac arrest. Other products include the QUIK-COMBO(TM) electrodes which are multiple function electrodes permitting the LIFEPAK products to pace, defibrillate and monitor electrocardiograms through a single pair of electrodes. The CODE-STAT(TM) and CODE-STAT suite data management systems are Windows(R) based software programs that allow users to conduct post-event review and data analysis.

     In fiscal 1999, Medtronic commercially introduced two products, and continued development of others, that monitor and treat congestive heart failure, a seriously debilitating condition in which the heart does not pump enough blood to meet the body's demands. In August 1998, Medtronic introduced in European markets the InSync(TM) cardiac stimulator designed to assist heart failure patients by improving the contraction sequence of up to three chambers of the heart to optimize cardiac function and cardiovascular circulation. In August 1998, Medtronic began initial human clinical studies of the Chronicle(TM) implantable hemodynamic monitor, a pacemaker-like monitor which is implanted in the pectoral region of the body and is connected to the heart via an intravenous lead. The Chronicle records and stores several heart performance parameters for prolonged periods and permits retrieval of this data via telemetry.

     The company's Cardiac Rhythm Management products accounted for 51.3% of Medtronic's net sales during the fiscal year ended April 30, 1999 ("fiscal 1999"), 56.3% of net sales in fiscal 1998 and 60.9% of net sales in fiscal 1997.

     NEUROLOGICAL AND SPINAL. Neurological and Spinal products consist primarily of implantable neurostimulation devices, drug administration systems, spinal products, neurosurgery products and functional diagnostic systems. Medtronic's acquisitions of Midas Rex in October 1998 and Sofamor Danek in January 1999 significantly added to the products offered. Medtronic Sofamor Danek produces devices, instruments, computer-assisted visualization products and biomaterials used in the treatment of disorders of the cranium and spine, including a wide range of sophisticated internal fixation devices, such as interbody fusion systems, and services for the distribution of autologous bone dowels, the Med(TM) MicroEndoscopic Discectomy System used for the surgical removal of vertebral discs and the StealthStation(R) System, an advanced computer-assisted, image guided surgery system which provides surgeons with the capability to plan, navigate and precisely position surgical tools and devices during cranial and spinal procedures. In May 1999, Medtronic Sofamor Danek received FDA clearance for U.S. commercial introduction of the INTER FIX(TM) threaded Spinal Fusion Device, which is designed to treat severe back pain caused by degenerative disc disease. With Midas Rex, Medtronic acquired high speed neurological powered instruments, including pneumatic instrumentation for surgical dissection of bones, biometals, bioceramics and bioplastics. Other instruments manufactured by Midas Rex assist in orthopedic, otolaryngological, maxillofacial and craniofacial procedures, as well as plastic surgery.

     The company also produces implantable systems for spinal cord and brain stimulation to treat pain and movement disorders. Neurostimulation products include the Itrel(R) 3 spinal cord stimulation system, which features a patient-operated control unit, and the Mattrix(R) stimulator, which offers a dual stimulation mode for more effective pain management. The new Activa(R) therapy for essential tremor and tremor associated with Parkinson's disease was commercially released in the U.S. in fiscal 1998. Activa Parkinson's Control Therapy for other major symptoms of Parkinson's disease was commercially released in Europe in fiscal 1998 and is in clinical trials in the U.S. The Activa system allows neurostimulation levels to be adjusted noninvasively after implant according to the needs of each patient.

     In April 1999, Medtronic received FDA clearance for U.S. commercial introduction of the InterStim(R) Therapy for Urinary Control for the treatment of urinary retention and symptoms of urgency/frequency. InterStim Therapy uses neurostimulation from a stopwatch-sized neurostimulator placed under the skin to send mild electrical pulses to the sacral nerves in the lower back that control bladder function.

     The drug delivery product line consists primarily of implantable programmable drug delivery systems that are used in treating chronic intractable pain and cerebral and spinal spasticity, including the

SynchroMed(R) and SynchroMed EL (Extended Life) drug delivery systems. The SynchroMed and SynchroMed EL drug delivery systems consist of a small device implanted in the abdominal region and a catheter that delivers medication to the fluid surrounding the spinal cord or other specific sites within the body. The system bypasses the digestive system and the blood brain barrier, an achievement essential for drug delivery to the central nervous system. The SynchroMed EL, which was released in the U.S. market in May 1999, offers extended battery life which will increase the average time between replacement surgeries from four years for the SynchroMed to seven years for the SynchroMed EL. The company is collaborating with several biotechnology companies to develop therapies for neurodegenerative disorders such as Parkinson's disease, amyotrophic lateral sclerosis or Lou Gehrig's disease, and epilepsy. Compounds for treating these diseases, called neurotrophic factors, are still in development by these companies. Once they are proven to be safe and effective, Medtronic believes its drug delivery technology could be effective in administering these agents directly to their site of action in precise doses. The company also manufactures and distributes cerebrospinal fluid shunts and neurosurgical implants, and is a world leader in computer-supported systems to diagnose urological, digestive and neurological disorders.

     The Neurological and Spinal products accounted for 21.8% of net sales for fiscal 1999, 20.3% of net sales for fiscal 1998 and 18.3% of net sales for fiscal 1997.

     VASCULAR. The Vascular product line supports the treatment of diseased and damaged coronary and peripheral blood vessels and other bodily passageways. Medtronic's primary involvement in the vascular area had historically been in coronary angioplasty. Medtronic's acquisition of AVE in January 1999 significantly expanded the company's portfolio of coronary stent systems, balloon catheters, guidewires and guiding catheters.

     Vascular products include both modular and tubular coronary stent systems. Modular stent systems include the GFX(TM)2, which was commercially released in June 1998 in selected markets outside the U.S. and received FDA clearance for commercial release in the U.S. in April 1999. The GFX 2 is an advanced coronary stent system designed to provide a 25% lower crossing profile and utilize a new delivery system capable of higher balloon pressures than its predecessor, the GFX. In addition, in April 1999 the company received clearance in Europe for commercial sale of the S670(TM) stent system, a next generation stent system, as well as the S540(TM) stent system for small diameter vessels. The S670 stent system represents the company's sixth-generation stent technology and offers greater stent flexibility, enhanced scaffolding efficiency, and a reduced crossing profile. The S540 stent system received FDA clearance in June 1999, and application has been made to gain FDA clearance for the S670. The company's tubular stent system, the BeStent Brava(TM), which incorporates a new high-performance delivery system, received clearance for commercial release in Europe in May 1999. The company's line of coronary balloon catheters in the-over-the-wire category includes the Achiever(TM) balloon catheter, with a next generation product, the D114S, in development. In the rapid exchange segment of the market, the XIS balloon catheter was introduced in Europe in May 1999 and the LTX2 catheter was released in Japan in April 1999. The company also offers enhanced coronary guide catheters, including the new Zuma(TM) line, and the newly developed GT-1(TM) family of guidewires.

     The coronary vascular product line is supported by a wide range of peripheral products, including the AneuRx and Talent(TM) stent grafts for minimally invasive abdominal aortic aneurysm repair therapy. These products are commercially available in Europe and certain other markets outside the U.S. and are in clinical trials in the U.S. The company's balloon expandable peripheral vascular stent systems are available in markets outside the United States, and in December 1998 the company received FDA clearance to market a balloon expandable biliary stent system. The company is also developing a line of self-expanding peripheral and neuro-radiology stents.

     The company's Vascular products accounted for 17.4% of net sales in fiscal 1999, 12.1% of net sales in fiscal 1998 and 8.3% of net sales in fiscal 1997.

     CARDIAC SURGERY. Cardiac Surgery products consist of heart valves, perfusion systems, cannulae and surgical accessories. The heart valve product line includes tissue and mechanical valves and repair products for damaged or diseased heart valves. In November 1997, the Freestyle(R) stentless aortic tissue heart valve was commercially released in the U.S., featuring advanced tissue technology for improved blood flow and increased durability. Through a series of strategic acquisitions over the past decade, including the acquisition of AVECOR Cardiovascular, Inc. in March 1999, Medtronic now markets a complete line of blood-handling products that form the extracorporeal life-support circuit for maintaining and monitoring blood circulation and coagulation status, oxygen supply and body temperature while the patient is undergoing open-heart surgery. The company is also pursuing enabling technologies in minimally invasive cardiac surgery, such as the new Octopus2(TM) and the EndoOctopus(TM) tissue stabilizing systems, which are used to stabilize sites on the beating heart to enable the surgeon to complete bypass grafts. Both the Octopus2 and the EndoOctopus are commercially available.

     The company's Cardiac Surgery products accounted for 9.5% of Medtronic's net sales during fiscal 1999, 11.3% of net sales in fiscal 1998 and 12.5% of net sales in fiscal 1997.

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

     In keeping with the increased emphasis on cost-effectiveness in health care delivery, the current trend among hospitals and other customers of medical device manufacturers is to consolidate into larger purchasing groups to enhance purchasing power. The medical device industry has also experienced some consolidation, partly in order to offer a broader range of products to large purchasers. As a result, transactions with customers are more significant, more complex and tend to involve more long-term contracts than in the past. This enhanced purchasing power may also increase the pressure on product pricing, although management is unable to estimate the potential impact at this time.

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

     In the early 1990's the review time by the FDA to clear medical devices for commercial release lengthened and the number of clearances, both of 510(k) submissions and pre-market approval applications, decreased. In response to public and congressional concern, the FDA Modernization Act of 1997 was adopted with the intent of bringing better definition to the clearance process. While FDA review times have improved since passage of the 1997 Act, there can be no assurance that the FDA review process will not involve delays or that clearances will be granted on a timely basis.

     The company is also subject to various environmental laws and regulations both within and outside the United States. The operations of the company, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While it is difficult to quantify the potential impact of compliance with environmental protection laws, management believes that such compliance will not have a material impact on the company's financial position, results of operations or liquidity.

     The company operates in an industry susceptible to significant product liability claims. In recent years, there has been an increased public interest in product liability claims for implanted medical devices, including pacemakers, leads and spinal systems. These claims may be brought by individuals seeking relief for themselves or, increasingly, by groups seeking to represent a class, and the company has experienced an increase in such claims. Within the past two years, United States District Courts in Arkansas, California, Florida, Kentucky, Ohio and Pennsylvania have refused to certify class actions in cases brought against the company. This is consistent with the trend in class action law as it applies to the medical device industry generally. In addition, product liability claims may be asserted against the company in the future relative to events not known to management at the present time. Management believes that the company's risk management practices, including insurance coverage, are reasonably adequate to protect against potential product liability losses.

     In 1994, governmental authorities in Germany began an investigation into certain business and accounting practices by heart valve manufacturers. As part of this investigation, documents were seized from the company and certain other manufacturers. Subsequently, the United States Securities and Exchange Commission (the "SEC") also began an inquiry into this matter. In August 1996, the SEC issued a formal non-public order of investigation to the company, as it did to at least one other manufacturer. Based upon currently available information, the company does not expect these investigations to have a materially adverse impact on the company's financial position, results of operations or liquidity.

     SALES, MARKETS AND DISTRIBUTION METHODS. The primary markets for Medtronic's products are hospitals, other medical institutions and physicians in the United States and other countries around the world.

     Medtronic sells most of its products and services directly through its staff of trained, full-time sales representatives. Sales by these representatives accounted for approximately 92% of Medtronic's U.S. sales and approximately 67% of its non-U.S. sales in fiscal 1999. The remaining sales were made through independent distributors.

     RAW MATERIALS AND PRODUCTION. Medtronic generally has vertically integrated manufacturing operations, and makes its own microprocessors, lithium batteries, feedthroughs, integrated and hybrid circuits, and certain other components. Medtronic purchases many of the parts and materials used in manufacturing its components and products from external suppliers. Medtronic's single- and sole-sourced materials include materials such as adhesives, polymers, elastomers and resins; certain integrated circuits and other electrical/electronic/mechanical components; power sources, battery anodes, pyrolytic carbon discs, pharmaceutical preparations such as Lioresal(R) (baclofen, USP) Intrathecal (registered trademark of Novartis Pharmaceutical Corporation), and computer and other peripheral equipment.

     Certain of the raw materials and components used in Medtronic products are available only from a sole supplier. Materials are purchased from single sources for reasons of quality assurance, sole source availability or cost effectiveness. Medtronic works closely with its suppliers to assure continuity of supply while maintaining high quality and reliability. However, in an effort to reduce potential product liability exposure, certain suppliers have terminated or are planning to terminate sales of certain materials and parts to companies that manufacture implantable medical devices. The Biomaterials Access Assurance Act was adopted in 1998 to help ensure availability of raw materials and component parts essential to the manufacture of medical devices. Management cannot estimate the impact of this law on supplier arrangements at this time.

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

     COMPETITION AND INDUSTRY. Medtronic sells therapeutic and diagnostic medical devices in the United States and around the world. In the product lines in which Medtronic competes, the company faces a mixture of competitors ranging from large multi-line manufacturers to smaller manufacturers that offer a limited selection of products. In addition, the company faces competition from providers of alternative medical therapies such as pharmaceutical companies. Important factors to Medtronic's customers include product reliability and performance, product technology that provides for improved patient benefits, breadth of product lines and related product services provided by the manufacturer, and product price. Major shifts in industry market share have occurred in connection with product problems, physician advisories and safety alerts, reflecting the importance of product quality in the medical device industry.

     Medtronic is the leading manufacturer and supplier of implantable cardiac rhythm management devices in both the U.S. and non-U.S. markets. Worldwide, approximately eight manufacturers compete in the pacemaker industry. In the U.S., Medtronic and two other manufacturers account for most pacemaker sales. Medtronic and four other manufacturers account for most of the non-U.S. pacemaker sales. Medtronic and two other manufacturers based in the U.S. account for most sales of implantable defibrillators within and outside the U.S. At least four other companies have devices in various stages of development and clinical evaluation. Like Medtronic, the company's primary competitors offer a full range of cardiac rhythm management products, including pacemakers, defibrillators, leads and catheters.

     In the vascular market, which includes implantable stents and integrated stent delivery systems, balloon and guiding catheters and guidewires, there are numerous competitors worldwide. Medtronic and four other manufacturers account for most coronary balloon and guiding catheter sales. In coronary stents, Medtronic and three other competitors account for most sales in the U.S., while multiple competitors participate outside the U.S. Several new competitors are emerging, particularly in newer markets such as stent grafts for abdominal aortic aneurysms and neurovascular devices.

     In neurological devices, Medtronic is the leading manufacturer and supplier of implantable neurostimulation and drug delivery systems, and of shunts for the treatment of hydrocephalus. Medtronic and two competitors account for most sales worldwide. In spinal and neurosurgery devices, Medtronic is the leading manufacturer and supplier of instruments and biomaterials used in the treatment of spinal and cranial disorders. Medtronic and four competitors account for most sales worldwide. Medtronic and several other manufacturers account for a significant portion of the diagnostic testing market for urology, gastroenterology and neuromuscular disorders.

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

     Medtronic is the third largest manufacturer and supplier of prosthetic heart valves (consisting of tissue and mechanical heart valves) within and outside the U.S. One large manufacturer is the leading competitor in tissue heart valves and two other companies are major competitors in mechanical heart valves. These three companies and Medtronic are the primary manufacturers and suppliers of heart valves within the U.S. These three companies plus a few other competitors account for most of the worldwide heart valve sales.

     RESEARCH AND DEVELOPMENT. Medtronic spent $429.2 million on research and development (10.4% of sales) in fiscal 1999, $367.9 million (11.0% of sales) in fiscal 1998 and $325.5 million (11.1% of net sales) in fiscal 1997. These amounts have been applied toward improving existing products, expanding their applications, and developing new products. Medtronic's research and development projects span such areas as sensing and treatment of cardiovascular disorders (including bradycardia and tachyarrhythmia, fibrillation and sinus node abnormalities); improved heart valves, membrane oxygenators and centrifugal blood pump systems; products for the heart/lung bypass circuit; emergency defibrillation and vital sign assessment; implantable drug delivery systems for pain, spasticity and other neurological applications; muscle and neurological stimulators; spinal fusion products, biological products to induce bone growth, prosthetic discs and visualization technology to aid surgeons; therapeutic angioplasty catheters; coronary and peripheral stents and stented grafts, and treatments for restenosis; implantable physiologic sensors; treatments for heart failure; and materials and coatings to enhance the blood/device interface.

     Medtronic has not engaged in significant customer or government sponsored research.

     EMPLOYEES. On April 30, 1999, Medtronic and its subsidiaries employed 19,334 people on a regular, full-time basis and, including temporary and part-time employees, a total of 21,794 employees on a full-time equivalent basis.

     U.S. AND NON-U.S. OPERATIONS AND EXPORT SALES. Medtronic sells products in more than 120 countries. For financial reporting purposes, revenues and long-lived assets attributable to significant geographic areas are presented in
Note 14 to the consolidated financial statements, incorporated herein by reference to Medtronic's 1999 Annual Report -- Financial Review on page 23. U.S. export sales to unaffiliated customers comprised less than two percent of Medtronic's consolidated sales in each of fiscal 1999, 1998 and 1997.

     Operation in countries outside the U.S. is accompanied by certain financial and other risks. Relationships with customers and effective terms of sale frequently vary by country, often with longer-term receivables than are typical in the U.S. Inventory management is an important business concern due to the potential for rapidly changing business conditions and currency exposure. Currency exchange rate fluctuations can affect income from, and profitability of, non-U.S. operations. Medtronic attempts to hedge these exposures to reduce the effects of foreign currency fluctuations on net earnings. See the "Market Risk" section of Management's Discussion and Analysis of Results of Operations and Financial Condition, incorporated herein by reference to Medtronic's 1999 Annual Report-Financial Review on page 5. Certain countries also limit or regulate the repatriation of earnings to the United States. Non-U.S. operations in general present complex tax and money management issues requiring sophisticated analysis to meet the company's financial objectives.

     CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS. Certain statements contained in this Annual Report on Form 10-K and other written and oral statements made from time to time by the company do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "should", "will," "forecast" and similar words or expressions. The company's forward-looking statements generally relate to its growth strategies, financial results, product development and regulatory approval programs, and sales efforts. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. It is not possible to foresee or identify all factors affecting the company's forward-looking statements and investors therefore should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. The company undertakes no obligation to update any forward-looking statement.

     Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the company's forward-looking statements, the factors include those noted in the preceding sections of this Annual Report on Form 10-K and in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition " incorporated herein by reference from the company's 1999 Annual Report -- Financial Review, as well as (i) trends toward managed care, health care cost containment, and other changes in government and private sector initiatives, in the United States and other countries in which the company does business, that are placing increased emphasis on the delivery of more cost-effective medical therapies;
(ii) the trend of consolidation in the medical device industry as well as among customers of medical device manufacturers, resulting in more significant, complex, and long-term contracts than in the past and potentially greater pricing pressures; (iii) the difficulties and uncertainties associated with the lengthy and costly new product development and regulatory clearance processes, which may result in lost market opportunities or preclude product commercialization; (iv) efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals, or declining sales; (v) changes in governmental laws, regulations, and accounting standards and the enforcement thereof that may be adverse to the company; (vi) increased public interest in recent years in product liability claims for implanted medical devices, including pacemakers, leads and spinal systems, and adverse developments in litigation involving the company; (vii) other legal factors including environmental concerns and patent disputes with competitors; (viii) agency or government actions or investigations affecting the industry in general or the company in particular; (ix) the development of new products or technologies by competitors, technological obsolescence, and other changes in competitive factors; (x) risks associated with maintaining and expanding international operations; (xi) business acquisitions, dispositions, discontinuations or restructurings by the company;
(xii) the integration of businesses acquired by the company; (xiii) the price and volume fluctuations in the stock markets and their effect on the market prices of technology and health care companies; and (xiv) economic factors over which the company has no control, including changes in inflation, foreign currency rates, and interest rates.

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

     WILLIAM W. GEORGE, age 56, has been Chairman and Chief Executive Officer since August 1996, was President and Chief Executive Officer from May 1991 to August 1996, and was President and Chief Operating Officer from March 1989 to April 1991. He has been a director since March 1989. Prior to joining the company, Mr. George was President, Space and Aviation Systems Business, at Honeywell Inc. from December 1987 to March 1989. During his 11 years with Honeywell, Mr. George served in several other executive positions including President, Industrial Automation and Control, from May 1987 to December 1987, and Executive Vice President of that business from January 1983 to May 1987.

     ARTHUR D. COLLINS, JR., age 51, has been President and Chief Operating Officer since August 1996, was Chief Operating Officer from January 1994 to August 1996 and from June 1992 to January 1994 was Executive Vice President and President of Medtronic International. He has been a director since August 1994. Prior to joining the company, Mr. Collins was Corporate Vice President, Diagnostic Products, at Abbott Laboratories from October 1989 to May 1992 and Divisional Vice President, Diagnostic Products, from May 1984 to October 1989. During his 14 years with Abbott, Mr. Collins served in various general management positions both in the United States and Europe.

     GLEN D. NELSON, M.D., age 62, has been Vice Chairman since July 1988, and has been a director since 1980. From August 1986 to July 1988, he was Executive Vice President of the company. Dr. Nelson was Chairman and Chief Executive Officer of American MedCenters, Inc., an HMO management corporation, from July 1984 to August 1986.

     BILL K. ERICKSON, age 55, has been Senior Vice President and President, Americas, since January 1994. From May 1992 to January 1994, Mr. Erickson was Senior Vice President and President, U.S. Cardiovascular Sales and Marketing. Mr. Erickson was Senior Vice President, U.S. Cardiovascular, from January 1990 to May 1992 and was Vice President, U.S. Cardiovascular Distribution, from January 1982 to December 1989. Mr. Erickson has been with the company for 28 years and served in various general management positions prior to 1982.

     JANET S. FIOLA, age 57, has been Senior Vice President, Human Resources, since March 1994. She was Vice President, Human Resources, from February 1993 to March 1994, and was Vice President, Corporate Human Resources, from February 1988 to February 1993.

     PHILIP M. LAUGHLIN, age 52, has been Senior Vice President and President, Cardiac Surgery, since July 1995. Prior to that he served with Clintec Nutrition company (worldwide joint venture of Baxter International and Nestle S.A. in the field of clinical nutrition) as President, North America, from 1994 through July 1995 and as President, United States, from 1989 to 1993. From 1976 to 1989, he held numerous general management positions at Baxter International in Europe and the Far East, and was most recently Vice President, Operations, Global Business Group.

     RONALD E. LUND, age 64, has been Senior Vice President since November 1990 and Secretary since July 1992. He served as General Counsel from February 1989 through April 1999 and was Vice President from February 1989 to November 1990. Prior to joining the company, Mr. Lund served as Vice President and Associate General Counsel of The Pillsbury Company from 1984 to 1989. Mr. Lund will retire from the company at the end of 1999.

     STEPHEN H. MAHLE, age 53, has been Senior Vice President and President, Cardiac Rhythm Management, since January 1998. Prior to that, he was President, Brady Pacing, from May 1995 to December 1997 and Vice President and General Manager, Brady Pacing, from January 1990 to May 1995. Mr. Mahle has been with the company for 26 years and served in various general management positions prior to 1990.

     JOHN A. MESLOW, age 60, has been Senior Vice President and President, Neurological and Spinal, since March 1994. He was Vice President and President, Neurological, from March 1991 to March 1994, and was Vice President, Neurological, from March 1985 to March 1991. Mr. Meslow has been with the company for 30 years and served in various general management positions prior to 1991.

     ROBERT L. RYAN, age 56, has been Senior Vice President and Chief Financial Officer since April 1993. Prior to joining the company, Mr. Ryan was Vice President, Finance, and Chief Financial Officer of Union Texas Petroleum Corp. from May 1984 to April 1993, Controller from May 1983 to May 1984, and Treasurer from March 1982 to May 1983.

     DAVID J. SCOTT, age 46, has been Senior Vice President and General Counsel since joining the company in May 1999. Prior to that, Mr. Scott was General Counsel of London-based United Distillers & Vintners from December 1997 to April 1999, General Counsel of London-based International Distillers & Vintners ("IDV") from April 1996 to November 1997, and Senior Vice President and General Counsel of IDV's operating companies in North and South America from January 1993 to March 1996.

     SCOTT J. SOLANO, age 42, has been Senior Vice President since May 1999 and President, Vascular, since January 1999. Mr. Solano joined the company after its January 1999 acquisition of Arterial Vascular Engineering, Inc. ("AVE"), where he was President and Chief Executive Officer since August 1997 and Chairman of the Board since January 1998, after serving as Chief Operating Officer from February 1997 to August 1997. Prior to that, Mr. Solano was Vice President of Research and Development at the Ohmeda medical device division of The BOC Group from February 1995 to February 1997. He was employed by Medtronic Vascular as Vice President, New Product Development and Operations, from September 1994 to February 1995 and Director, New Product Development, from March 1991 to September 1994.

     KEITH E. WILLIAMS, age 46, has been Senior Vice President and President, Asia/Pacific since May 1999. He joined the company in April 1997 as President, Asia/Pacific, and Chairman, Medtronic Japan. Prior to that he held various sales, marketing and general management positions with General Electric Medical Systems for 23 years, including President, GE Medical Systems China from 1993 to 1996.

     BARRY W. WILSON, age 55, has been Senior Vice President since September 1997 and President, Europe, Middle East and Africa since joining the company in April 1995. Prior to that, Mr. Wilson was President of the Lederle Division of American Cyanamid/American Home Products from 1993 to 1995 and President, Europe of Bristol-Myers Squibb from 1991 to 1993, where he also served internationally in various general management positions from 1980 to 1991.

ITEM 2. PROPERTIES

     Medtronic's principal offices are owned by the company and located in the Minneapolis, Minnesota metropolitan area. Manufacturing or research facilities are located in Arizona, California, Colorado, Indiana, Massachusetts, Michigan, Minnesota, Tennessee, Utah, Washington, Puerto Rico, Canada, China, France, Denmark, Germany, India, Ireland, Japan, the Netherlands, Sweden, Switzerland, and the United Kingdom. The company's total manufacturing and research space is approximately 2.2 million square feet, of which approximately 75% is owned by the company and the balance is leased.

     Medtronic also maintains sales and administrative offices in the United States at 110 locations in 30 states or jurisdictions and outside the United States at 112 locations in 37 countries. Most of these locations are leased. Medtronic is utilizing substantially all of its currently available productive space to develop, manufacture and market its products. The company's facilities are in good operating condition, suitable for their respective uses and adequate for current needs.


ITEM 3. LEGAL PROCEEDINGS

     Beginning in 1994, Medtronic's newly acquired subsidiary, Medtronic Sofamor Danek, Inc. ("Sofamor Danek"), was named as a defendant in approximately 3,200 product liability lawsuits brought in various federal and state courts around the country. The lawsuits allege that plaintiffs were injured by spinal implants manufactured by Sofamor Danek and other device manufacturers. To date, all efforts to obtain class certification have been denied or withdrawn. In essence, the plaintiffs claim that they have suffered a variety of injuries resulting from use of a spinal system for pedicle fixation and that the company and other manufacturers have conspired to promote such implant systems in violation of law. As of July 1999, over 1,200 suits have been dismissed or resolved in favor of the company. The remaining cases are in discovery, subject to motions for summary judgment or progressing to trial. The company believes these claims are without merit and will continue to defend against them vigorously.

     In 1993, AcroMed Corporation commenced a patent infringement lawsuit against Sofamor Danek in U.S. District Court in Cleveland, Ohio. Sofamor Danek obtained summary judgment as to two of four patents and tried claims with respect to the remaining two patents in May 1999. The jury found that certain Sofamor Danek spinal fixation products infringe these two patents and rendered a damage verdict against Sofamor Danek in the amount of $33 million. The company intends to appeal the verdict to the Court of Appeals for the Federal Circuit, Washington, D.C. and believes that meritorious bases exist for reversing any finding of liability and damages. The litigation focuses on a relatively minor portion of Sofamor Danek's products, many of which have been superseded by newer designs, and will not have a material impact on the company's financial position, results of operations or liquidity.

     The stent industry is currently characterized by extensive patent litigation and Medtronic's newly acquired subsidiary, Medtronic AVE, Inc., is both a plaintiff and a defendant in lawsuits with Johnson & Johnson, Guidant Corporation, and Boston Scientific Corporation over their respective patents, with plaintiffs in each case alleging patent infringement and seeking injunctive relief and monetary damages. In November 1997, Medtronic filed suit against Guidant Corporation in U.S. District Court in Minneapolis claiming that Guidant's ACS RX Multi-Link(R) coronary stent infringes Medtronic's Wiktor(R) stent patent. Medtronic is seeking injunctive relief and monetary damages, and discovery is proceeding. In May 1999, Medtronic filed suit against Boston Scientific Corp. in U.S. District Court in Minneapolis claiming that Boston Scientific's Nir(R) Stent infringes the Wiktor stent patent. Medtronic is seeking injunctive relief and monetary damages.

     Note 12 to the consolidated financial statements appearing on pages 22 and 23 of Medtronic's 1999 Annual Report -- Financial Review is incorporated herein by reference.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II


ITEM 5. MARKET FOR MEDTRONIC'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The information in the sections entitled "Price Range of Medtronic Stock" and "Investor Information" on page 27 of Medtronic's 1999 Annual Report -- Financial Review is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA

     The information for the fiscal years 1995 through 1999 on page 26 of Medtronic's 1999 Annual Report -- Financial Review is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information on pages 2 through 7 of Medtronic's 1999 Annual Report -- Financial Review is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information on page 5 of Medtronic's 1999 Annual Report -- Financial Review is incorporated by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, together with the report thereon of independent accountants dated May 27, 1999 appearing on pages 8 through 23 of Medtronic's 1999 Annual Report -- Financial Review, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF MEDTRONIC

     The information on pages 1 through 7 of Medtronic's Proxy Statement for its 1999 Annual Shareholders' Meeting and on page 9 of such Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. See also "Executive Officers of Medtronic" on pages 9 and 10 hereof.


ITEM 11. EXECUTIVE COMPENSATION

     The sections entitled "Election of Directors -- Director Compensation" and "Executive Compensation" on pages 7 and 8 , and 13 through 18, respectively, of Medtronic's Proxy Statement for its 1999 Annual Shareholders' Meeting are incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     "Shareholdings of Certain Owners and Management" on page 9 of Medtronic's Proxy Statement for its 1999 Annual Shareholders' Meeting is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information on page 8 of Medtronic's Proxy Statement for its 1999 Annual Shareholders' Meeting concerning services provided to the company by directors and executive officers in fiscal 1999 is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. FINANCIAL STATEMENTS

     Report of Independent Accountants (incorporated herein by reference to page 8 of Medtronic's 1999 Annual Report -- Financial Review)

     Statement of Consolidated Earnings -- years ended April 30, 1999, 1998, and 1997 (incorporated herein by reference to page 9 of Medtronic's 1999 Annual Report -- Financial Review)

     Consolidated Balance Sheet -- April 30, 1999 and 1998 (incorporated herein by reference to page 10 of Medtronic's 1999 Annual Report -- Financial Review)

     Statement of Consolidated Shareholders' Equity -- years ended April 30, 1999, 1998, and 1997 (incorporated herein by reference to page 11 of Medtronic's 1999 Annual Report -- Financial Review)

     Statement of Consolidated Cash Flows -- years ended April 30, 1999, 1998, and 1997 (incorporated herein by reference to page 12 of Medtronic's 1999 Annual Report -- Financial Review)

     Notes to Consolidated Financial Statements (incorporated herein by reference to pages 13 through 23 of Medtronic's 1999 Annual Report -- Financial Review)

     2. FINANCIAL STATEMENT SCHEDULES

     Schedule II. Valuation and Qualifying Accounts -- years ended April 30, 1999, 1998, and 1997

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3. EXHIBITS

     2.1 Agreement and Plan of Merger, dated June 27, 1998, by and among Medtronic, Inc., Physio-Control International Corporation, and PC Merger Corp., including the Exhibits thereto (Exhibit 2.1).(a)

     2.2 Agreement and Plan of Merger, dated November 1, 1998, by and among Medtronic, Inc., Sofamor Danek Group, Inc., and MSD Merger Corp., including the Exhibits thereto (Exhibit 2.3).(b)

     2.3 Agreement and Plan of Merger, dated November 29, 1998, by and among Medtronic, Inc., AVE Group, Inc., and MAV Merger Corp., including the Exhibits thereto (Exhibit 2.4).(c)

     3.1 Medtronic Restated Articles of Incorporation, as amended to date (Exhibit 3.1).(d)

     3.2       Medtronic Bylaws, as amended to date (Exhibit 3.2).(e)

     4 Form of Rights Agreement dated as of June 27, 1991 between Medtronic and Norwest Bank Minnesota, National Association, including as Exhibit A thereto the form of Preferred Stock Purchase Right Certificate. (Exhibit 4).(f)

   *10.1       1994 Stock Award Plan, as amended (Exhibit 10.1).(j)

   *10.2       Management Incentive Plan (Appendix B).(g)

   *10.3 1979 Restricted Stock and Performance Share Award Plan, as amended to date (Exhibit 10.3).(j)

   *10.4       1979 Nonqualified Stock Option Plan, as amended (Exhibit
               10.4).(e)

   *10.5 Form of Employment Agreement for Medtronic executive officers (Exhibit 10.5).(h)

   *10.6       1991 Restricted Stock Plan for Non-Employee Directors (Exhibit
               10.6).(e)

   *10.7       Capital Accumulation Plan Deferral Program (Exhibit 10.7).(e)

   *10.8       Executive Nonqualified Supplemental Benefit Plan (Restated May 1,
               1997). (Exhibit 10.10).(f)

   *10.9       Stock Option Replacement Program (Exhibit 10.11).(j)

   *10.10      1998 Outside Director Stock Compensation Plan (Exhibit 10.12).(j)

   *10.11      Agreement with Officer (Exhibit 10).(i)

   *10.12 Amendment effective March 5, 1998 to the 1979 Nonqualified Stock Option Plan (Exhibit 10.14).(j)

   *10.13 Amendment effective April 30, 1999 to Stock Award and Compensatory Plans.

    13 Those portions of Medtronic's 1999 Annual Shareholders Report expressly incorporated by reference herein, which shall be deemed filed with the Commission.

    21         List of Subsidiaries.

    23 Consent and Report of Independent Accountants (set forth on page 16 of this report).

    24         Powers of Attorney.

    27         Financial Data Schedule.

--------------------
(a) Incorporated herein by reference to Exhibit 2 in Medtronic's Registration Statement on Form S-4 (Registration No. 333-59725) filed with the Commission on July 23, 1998.

(b) Incorporated herein by reference to Exhibit 2 in Medtronic's Registration Statement on Form S-4 (Registration No. 333-68677), filed with the Commission on December 10, 1998.

(c) Incorporated herein by reference to Exhibit 2 in Medtronic's Registration Statement on Form S-4 (Registration No. 333-69271), filed with the Commission on December 18, 1998.

(d) Incorporated herein by reference to the cited exhibit in Medtronic's Quarterly Report on Form 10-Q for the quarter ended July 28, 1995, filed with the Commission on September 8, 1995.

(e) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1996, filed with the Commission on July 24, 1996.

(f) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1997, filed with the Commission on July 23, 1997.

(g) Incorporated herein by reference to the cited appendix in Medtronic's Proxy Statement for its 1994 Annual Meeting of Shareholders, filed with the Commission on July 27, 1994.

(h) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1995, filed with the Commission on July 25, 1995.

(i) Incorporated herein by reference to the cited exhibit in Medtronic's Quarterly Report on Form 10-Q for the quarter ended January 30, 1998, filed with the Commission on March 13, 1998.

(j) Incorporated hereby by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1998, filed with the Commission on July 21, 1998.

* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)  REPORTS ON FORM 8-K

     During the quarter ended April 30, 1999, Medtronic filed (i) a Report on Form 8-K dated January 28, 1999 reporting under Item 2 the completion of the previously announced transaction with Arterial Vascular Engineering, Inc. and
(ii) a Report on Form 8-K dated March 8, 1999 reporting under Item 5 the previously announced transaction with AVECOR Cardiovascular, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MEDTRONIC, INC.
Dated: July 20, 1999

                                       BY: /s/ William W. George
                                           -------------------------------------
                                                     WILLIAM W. GEORGE
                                                       CHAIRMAN AND
                                                 CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: July 20, 1999                   BY: /s/ William W. George
                                           -------------------------------------
                                                    WILLIAM W. GEORGE
                                                       CHAIRMAN AND
                                                 CHIEF EXECUTIVE OFFICER


Dated: July 20, 1999                   BY: /s/ Robert L. Ryan
                                           -------------------------------------
                                                     ROBERT L. RYAN
                                                SENIOR VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER
                                          (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                        OFFICER)

MICHAEL R. BONSIGNORE
WILLIAM R. BRODY, M.D., PH.D.
PAUL W. CHELLGREN
ARTHUR D. COLLINS, JR.
WILLIAM W. GEORGE
ANTONIO M. GOTTO, JR., M.D.
BERNADINE P. HEALY, M.D.
THOMAS E. HOLLORAN                     DIRECTORS
GLEN D. NELSON, M.D.
JEAN-PIERRE ROSSO
RICHARD L. SCHALL
JACK W. SCHULER
GERALD W. SIMONSON
GORDON M. SPRENGER
RICHARD A. SWALIN, PH.D.

     David J. Scott, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.


Dated: July 20, 1999
                                       BY: /s/ David J. Scott
                                           -------------------------------------
                                                      DAVID J. SCOTT
                                                     ATTORNEY-IN-FACT

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Medtronic, Inc.


     Our audits of the consolidated financial statements referred to in our report dated May 27, 1999 appearing in the Medtronic, Inc. 1999 Annual Report -- Financial Review (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

Minneapolis, Minnesota
May 27, 1999




                       CONSENT OF INDEPENDENT ACCOUNTANTS


     We hereby consent to the incorporation by reference in each Registration Statement on Form S-8 (Registration Nos. 2-65157, 2-68408, 33-169, 33-36552,
2-65156, 33-24212, 33-37529, 33-44230, 33- 55329, 33-63805, 33-64585, 333-04099,
333-07385, 333-65227, 333-71259, 333-71355, 333-74229 and 333-75819) of
Medtronic, Inc. of our report dated May 27, 1999 relating to the financial statements, which appears in the Annual Report -- Financial Review, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the financial statement schedule as shown above.



PricewaterhouseCoopers LLP

Minneapolis, Minnesota
July 20, 1999

                        MEDTRONIC, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                            (IN MILLIONS OF DOLLARS)

                                                                    OTHER
                                    BALANCE AT      CHARGES/       CHANGES       BALANCE
                                     BEGINNING    (CREDITS) TO     (DEBIT)      AT END OF
                                     OF PERIOD      EARNINGS       CREDIT        PERIOD
-----------------------------------------------------------------------------------------
Allowance for doubtful accounts:

 Year ended 4/30/99 ...............   $ 24.1        $ 13.2       $ (4.7)(a)      $ 32.3
                                                                   (0.3)(b)

 Year ended 4/30/98 ...............     16.7           9.6         (1.8)(a)        24.1
                                                                   (0.4)(b)

 Year ended 4/30/97 ...............     20.6          (0.6)        (2.3)(a)        16.7
                                                                   (1.0)(b)

------------------
(a)  Uncollectible accounts written off, less recoveries.

(b)  Reflects primarily the effects of foreign currency fluctuations.

                                                   Commission File Number 1-7707

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    EXHIBITS

                                       TO

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13

                                       OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 1999

                                 EXHIBITS INDEX

     2.1       Agreement and Plan of Merger, dated June 27, 1998, by and among
               Medtronic, Inc., Physio-Control International Corporation, and PC
               Merger Corp., including the Exhibits thereto (Exhibit 2.1).(a)
     2.2       Agreement and Plan of Merger, dated November 1, 1998, by and among Medtronic, Inc., Sofamor Danek Group, Inc., and MSD Merger
               Corp., including the Exhibits thereto (Exhibit 2.3).(b)
     2.3       Agreement and Plan of Merger, dated November 29, 1998, by and among Medtronic, Inc., AVE Group, Inc., and MAV Merger Corp.,
               including the Exhibits thereto (Exhibit 2.4).(c)
     3.1       Medtronic Restated Articles of Incorporation, as amended to date
               (Exhibit 3.1).(d)
     3.2       Medtronic Bylaws, as amended to date (Exhibit 3.2).(e)
     4         Form of Rights Agreement dated as of June 27, 1991 between
               Medtronic and Norwest Bank Minnesota, National Association,
               including as Exhibit A thereto the form of Preferred Stock
               Purchase Right Certificate. (Exhibit 4).(f)
   *10.1       1994 Stock Award Plan, as amended (Exhibit 10.1).(j)
   *10.2       Management Incentive Plan (Appendix B).(g)
   *10.3       1979 Restricted Stock and Performance Share Award Plan, as
               amended to date (Exhibit 10.3).(j)
   *10.4       1979 Nonqualified Stock Option Plan, as amended (Exhibit
               10.4).(e)
   *10.5       Form of Employment Agreement for Medtronic executive officers
               (Exhibit 10.5).(h)
   *10.6       1991 Restricted Stock Plan for Non-Employee Directors (Exhibit
               10.6).(e)
   *10.7       Capital Accumulation Plan Deferral Program (Exhibit 10.7).(e)
   *10.8       Executive Nonqualified Supplemental Benefit Plan (Restated May 1,
               1997). (Exhibit 10.10).(f)
   *10.9       Stock Option Replacement Program (Exhibit 10.11).(j)
   *10.10      1998 Outside Director Stock Compensation Plan (Exhibit 10.12).(j)
   *10.11      Agreement with Officer (Exhibit 10).(i)
   *10.12      Amendment effective March 5, 1998 to the 1979 Nonqualified Stock
               Option Plan (Exhibit 10.14).(j)
   *10.13      Amendment effective April 30, 1999 to Stock Award and
               Compensatory Plans.
    13         Those portions of Medtronic's 1999 Annual Shareholders Report expressly incorporated by reference herein, which shall be deemed filed with the Commission.
    21         List of Subsidiaries.
    23         Consent and Report of Independent Accountants (set forth on page
               16 of this report).
    24         Powers of Attorney.
    27         Financial Data Schedule.

-------------------

(a) Incorporated herein by reference to Exhibit 2 in Medtronic's Registration Statement on Form S-4 (Registration No. 333-59725) filed with the Commission on July 23, 1998.
(b) Incorporated herein by reference to Exhibit 2 in Medtronic's Registration Statement on Form S-4 (Registration No. 333-68677), filed with the Commission on December 10, 1998.
(c) Incorporated herein by reference to Exhibit 2 in Medtronic's Registration Statement on Form S-4 (Registration No. 333-69271), filed with the Commission on December 18, 1998.
(d) Incorporated herein by reference to the cited exhibit in Medtronic's Quarterly Report on Form 10-Q for the quarter ended July 28, 1995, filed with the Commission on September 8, 1995.
(e) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1996, filed with the Commission on July 24, 1996.
(f) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1997, filed with the Commission on July 23, 1997.
(g) Incorporated herein by reference to the cited appendix in Medtronic's Proxy Statement for its 1994 Annual Meeting of Shareholders, filed with the Commission on July 27, 1994.
(h) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1995, filed with the Commission on July 25, 1995.
(i) Incorporated herein by reference to the cited exhibit in Medtronic's Quarterly Report on Form 10-Q for the quarter ended January 30, 1998, filed with the Commission on March 13, 1998.
(j) Incorporated hereby by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1998, filed with the Commission on July 21, 1998.

* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.