Form 10-K/A
period 1999-04-30
MEDTRONIC INC
filed 1999-08-19
CIK 64670

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------
                               FORM 10-K/A (No. 1)


[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended April 30, 1999

                           Commission File No. 1-7707
                             -----------------------


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

           Securities registered pursuant to section 12(g) of the Act:
                                      None
                             -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Aggregate market value of voting stock of Medtronic, Inc. held by nonaffiliates of the Registrant as of July 2, 1999, based on the closing price of $77.6875, as reported on the New York Stock Exchange: $45.11 billion.

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

     Schedule II. Valuation and Qualifying Accounts -- years ended April 30, 1999, 1998, and 1997. (Previously Filed)

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3.  Exhibits

       2.1   Agreement and Plan of Merger, Dated June 27, 1998, by and among
             Medtronic, Inc., Physio-Control International Corporation, and PC
             Merger Corp., including the Exhibits thereto (Exhibit 2.1).(a)
       2.2   Agreement and Plan of Merger, dated November 1, 1998, by and among
             Medtronic, Inc., Sofamor Danek Group, Inc., and MSD Merger Corp.,
             including the Exhibits thereto (Exhibit 2.3).(b)
       2.3   Agreement and Plan of Merger, dated November 29, 1998, by and among
             Medtronic, Inc., Arterial Vascular Engineering, Inc., and MAV
             Merger Corp., including the Exhibits thereto (Exhibit 2.4).(c)
       3.1   Medtronic Restated Articles of Incorporation, as amended to date
             (Exhibit 3.1).(d)
       3.2   Medtronic Bylaws, as amended to date (Exhibit 3.2).(e)
       4     Form of Rights Agreement dated as of June 27, 1991 between
             Medtronic and Norwest Bank Minnesota, National Association,
             including as Exhibit A thereto the form of Preferred Stock
             Purchase Right Certificate (Exhibit 4).(f)
     *10.1   1994 Stock Award Plan, as amended (Exhibit 10.1).(j)
     *10.2   Management Incentive Plan (Appendix B).(g)
     *10.3   1979 Restricted Stock and Performance Share Award Plan, as amended to date (Exhibit 10.3).(j)
     *10.4   1979 Nonqualified Stock Option Plan, as amended (Exhibit 10.4).(e)
     *10.5   Form of Employment Agreement for Medtronic executive officers
             (Exhibit 10.5).(h)
     *10.6   1991 Restricted Stock Plan for Non-Employee Directors (Exhibit
             10.6).(e)

     *10.7   Capital Accumulation Plan Deferral Program (Exhibit 10.7).(e)
     *10.8   Executive Nonqualified Supplemental Benefit Plan (Restated May 1,
             1997) (Exhibit 10.10).(f)
     *10.9   Stock Option Replacement Program (Exhibit 10.11).(j)
     *10.10 1998 Outside Director Stock Compensation Plan (Exhibit 10.12).(j) *10.11 Agreement with Officer (Exhibit 10).(i)
     *10.12  Amendment effective March 5, 1998 to the 1979 Nonqualified
             Stock Option Plan (Exhibit 10.14).(j)
     *10.13  Amendment effective April 30, 1999 to Stock Award and Compensatory
             Plans.  (Previously Filed)
      13     Those portions of Medtronic's 1999 Annual Shareholders Report expressly incorporated by reference herein, which shall be deemed filed with the Commission.  (Previously Filed)
      21     List of Subsidiaries.  (Previously Filed)
      23     Consent and Report of Independent Accountants (set forth on page 16 of Form 10-K previously filed).
      24     Powers of Attorney.  (Previously Filed)
      27     Financial Data Schedules.
-----------------
(a) Incorporated herein by reference to Exhibit 2 in Medtronic's Registration Statement on Form S-4 (Registration No. 333-59725), filed with the Commission on July 23, 1998.
(b) Incorporated herein by reference to Exhibit 2 in Medtronic's Registration Statement on Form S-4 (Registration No. 333-68677), filed with the Commission on December 10, 1998.
(c) Incorporated herein by reference to Exhibit 2 in Medtronic's Registration Statement on Form S-4 (Registration No. 333-69271), filed with the Commission on December 18, 1998.
(d) Incorporated herein by reference to the cited exhibit in Medtronic's Quarterly Report on Form 10-Q for the quarter ended July 28, 1995, filed with the Commission on September 8, 1995.
(e) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1996, filed with the Commission on July 24, 1996.
(f) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1997, filed with the Commission on July 23, 1997.
(g) Incorporated herein by reference to the cited appendix in Medtronic's Proxy Statement for its 1994 Annual Meeting of Shareholders, filed with the Commission on July 27, 1994.
(h) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1995, filed with the Commission on July 25, 1995.
(i) Incorporated herein by reference to the cited exhibit in Medtronic's Quarterly Report on Form 10-Q for the quarter ended January 30, 1998, filed with the Commission on March 13, 1998.
(j) Incorporated herein by reference to the cited exhibit in Medtronic's Quarterly Report on Form 10-K for the year ended April 30, 1998, filed with the Commission on July 21, 1998.
*Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

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

                                         MEDTRONIC, INC.

Dated:  August 19, 1999                  By: /s/ Robert L. Ryan
                                             Senior Vice President and
                                             Chief Financial Officer

                          Commission File Number 1-7707

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS
                                       TO
                                    FORM 10-K
                      ANNUAL REPORT PURSUANT TO SECTION 13
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 1999


                                 EXHIBITS INDEX




       2.1   Agreement and Plan of Merger, Dated June 27, 1998, by and among
             Medtronic, Inc., Physio-Control International Corporation, and PC
             Merger Corp., including the Exhibits thereto (Exhibit 2.1).(a)
       2.2   Agreement and Plan of Merger, dated November 1, 1998, by and among
             Medtronic, Inc., Sofamor Danek Group, Inc., and MSD Merger Corp.,
             including the Exhibits thereto (Exhibit 2.3).(b)
       2.3   Agreement and Plan of Merger, dated November 29, 1998, by and among
             Medtronic, Inc., Arterial Vascular Engineering, Inc., and MAV
             Merger Corp., including the Exhibits thereto (Exhibit 2.4).(c)
       3.1   Medtronic Restated Articles of Incorporation, as amended to date
             (Exhibit 3.1).(d)
       3.2   Medtronic Bylaws, as amended to date (Exhibit 3.2).(e)
       4     Form of Rights Agreement dated as of June 27, 1991 between
             Medtronic and Norwest Bank Minnesota, National Association,
             including as Exhibit A thereto the form of Preferred Stock
             Purchase Right Certificate (Exhibit 4).(f)
     *10.1   1994 Stock Award Plan, as amended (Exhibit 10.1).(j)
     *10.2   Management Incentive Plan (Appendix B).(g)
     *10.3   1979 Restricted Stock and Performance Share Award Plan, as amended to date (Exhibit 10.3).(j)
     *10.4   1979 Nonqualified Stock Option Plan, as amended (Exhibit 10.4).(e)
     *10.5   Form of Employment Agreement for Medtronic executive officers
             (Exhibit 10.5).(h)
     *10.6   1991 Restricted Stock Plan for Non-Employee Directors (Exhibit
             10.6).(e)
     *10.7   Capital Accumulation Plan Deferral Program (Exhibit 10.7).(e)
     *10.8   Executive Nonqualified Supplemental Benefit Plan (Restated May 1,
             1997) (Exhibit 10.10).(f)
     *10.9   Stock Option Replacement Program (Exhibit 10.11).(j)
     *10.10 1998 Outside Director Stock Compensation Plan (Exhibit 10.12).(j) *10.11 Agreement with Officer (Exhibit 10).(i)
     *10.12  Amendment effective March 5, 1998 to the 1979 Nonqualified
             Stock Option Plan (Exhibit 10.14).(j)
     *10.13  Amendment effective April 30, 1999 to Stock Award and Compensatory
             Plans.  (Previously Filed)

      13     Those portions of Medtronic's 1999 Annual Shareholders Report expressly incorporated by reference herein, which shall be deemed filed with the Commission.  (Previously Filed)
      21     List of Subsidiaries.  (Previously Filed)
      23     Consent and Report of Independent Accountants (set forth on page 16 of Form 10-K previously filed).
      24     Powers of Attorney.  (Previously Filed)
      27     Financial Data Schedules.
-----------------
(a) Incorporated herein by reference to Exhibit 2 in Medtronic's Registration Statement on Form S-4 (Registration No. 333-59725), filed with the Commission on July 23, 1998.
(b) Incorporated herein by reference to Exhibit 2 in Medtronic's Registration Statement on Form S-4 (Registration No. 333-68677), filed with the Commission on December 10, 1998.
(c) Incorporated herein by reference to Exhibit 2 in Medtronic's Registration Statement on Form S-4 (Registration No. 333-69271), filed with the Commission on December 18, 1998.
(d) Incorporated herein by reference to the cited exhibit in Medtronic's Quarterly Report on Form 10-Q for the quarter ended July 28, 1995, filed with the Commission on September 8, 1995.
(e) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1996, filed with the Commission on July 24, 1996.
(f) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1997, filed with the Commission on July 23, 1997.
(g) Incorporated herein by reference to the cited appendix in Medtronic's Proxy Statement for its 1994 Annual Meeting of Shareholders, filed with the Commission on July 27, 1994.
(h) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1995, filed with the Commission on July 25, 1995.
(i) Incorporated herein by reference to the cited exhibit in Medtronic's Quarterly Report on Form 10-Q for the quarter ended January 30, 1998, filed with the Commission on March 13, 1998.
(j) Incorporated herein by reference to the cited exhibit in Medtronic's Quarterly Report on Form 10-K for the year ended April 30, 1998, filed with the Commission on July 21, 1998.
*Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.