Form 10-Q
period 1999-07-30
MEDTRONIC INC
filed 1999-09-10
CIK 64670

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended July 30, 1999



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

                        Telephone number: (612) 514-4000





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


Shares of common stock, $.10 par value, outstanding on August 27, 1999:

                                                                   586,913,604

                          PART I--FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                                 MEDTRONIC, INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)

                                                           Three months ended
                                                        -----------------------
                                                         July 30,      July 31,
                                                           1999          1998
                                                        ---------     ---------
                                                          (in millions, except
                                                             per share data)

Net sales                                               $ 1,104.9     $   991.7

Costs and expenses:
  Cost of products sold                                     275.4         248.5
  Research and development expense                          112.7          99.9
  Selling, general, and administrative expense              351.4         289.7
  Non-recurring charges                                       0.0           8.0
  Interest expense                                            3.1           2.9
  Interest income                                            (6.5)         (9.3)
                                                        ---------     ---------
    Total costs and expenses                                736.1         639.7
                                                        ---------     ---------

Earnings before income taxes                                368.8         352.0

Provision for income taxes                                  119.9         123.5
                                                        ---------     ---------

Net earnings                                            $   248.9     $   228.5
                                                        =========     =========

Weighted average shares outstanding                         586.1         569.3

Basic earnings per share                                $    0.42     $    0.40
                                                        =========     =========

Earnings per share assuming dilution                    $    0.42     $    0.39
                                                        =========     =========

Weighted average shares outstanding assuming dilution       599.1         583.3

See accompanying notes to condensed consolidated financial statements.

                                 MEDTRONIC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                    July 30,     April 30,
                                                      1999         1999
                                                   ---------     ---------
                        ASSETS                          (in millions)
                        ------
Current assets:
  Cash and cash equivalents                        $   230.0     $   222.1
  Short-term investments                                82.1         153.8
  Accounts receivable, less allowance for
    doubtful accounts of $32.1 and $32.3             1,047.1       1,004.6

  Inventories:
      Finished goods                                   320.7         301.7
      Work in process                                  118.4         103.5
      Raw materials                                    161.3         148.8
                                                   ---------     ---------
        Total inventories                              600.4         554.0

  Deferred tax assets                                  204.5         256.0
  Prepaid expenses and other current assets            236.3         204.7
                                                   ---------     ---------
Total current assets                                 2,400.4       2,395.2

Property, plant, and equipment                       1,458.0       1,408.0
Accumulated depreciation                              (676.7)       (659.2)
                                                   ---------     ---------
  Net property, plant, and equipment                   781.3         748.8

Goodwill and other intangible assets, net            1,355.1       1,326.0
Long-term investments                                  255.6         203.5
Other assets                                           210.2         196.8
                                                   ---------     ---------

    Total assets                                   $ 5,002.6     $ 4,870.3
                                                   =========     =========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
  Short-term borrowings                            $   188.5     $   239.2
  Accounts payable                                     192.1         153.2
  Accrued liabilities                                  603.4         597.9
                                                   ---------     ---------
    Total current liabilities                          984.0         990.3

Long-term debt                                          18.9          17.6
Deferred tax liabilities                                41.8          30.8
Other long-term liabilities                            147.0         177.0
                                                   ---------     ---------
    Total liabilities                                1,191.7       1,215.7


Shareholders' equity:
  Common stock--par value $.10                          58.6          58.5
  Retained earnings                                  3,873.0       3,715.7
  Accumulated other non-owner changes in equity        (99.3)        (93.4)
                                                   ---------     ---------
                                                     3,832.3       3,680.8
  Receivable from Employee Stock Ownership Plan        (21.4)        (26.2)
                                                   ---------     ---------

    Total shareholders' equity                       3,810.9       3,654.6
                                                   ---------     ---------

    Total liabilities and shareholders' equity     $ 5,002.6     $ 4,870.3
                                                   =========     =========

See accompanying notes to condensed consolidated financial statements.

                                 MEDTRONIC, INC.
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                      Three months ended
                                                     ---------------------
                                                     July 30,     July 31,
                                                       1999         1998
                                                     --------     --------
                                                         (in millions)
OPERATING ACTIVITIES:
  Net earnings                                       $  248.9     $  228.5
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                      49.7         41.5
      Change in assets and liabilities:
        Increase in accounts receivable                 (39.1)       (45.9)
        Increase in inventories                         (47.5)       (15.9)
        Increase (decrease) in deferred taxes            60.1        (19.6)
        Increase in accounts payable and
          accrued liabilities                            12.9         39.5
        Changes in other operating assets and
          liabilities                                   (52.9)       (70.8)
                                                     --------     --------

        Net cash provided by operating activities       232.1        157.3

INVESTING ACTIVITIES:
  Additions to property, plant, and equipment           (52.5)       (40.2)
  Purchases of marketable securities                    (80.0)      (237.2)
  Sales and maturities of marketable securities         119.0         70.2
  Other investing activities (net)                      (63.5)       (11.9)
                                                     --------     --------

        Net cash used in investing activities           (77.0)      (219.1)

FINANCING ACTIVITIES:
  Decrease in short-term borrowings (net)               (56.4)       (14.9)
  Increase (decrease) in long-term debt (net)             1.4         (0.2)
  Dividends to shareholders                             (47.0)       (30.4)
  Repurchases of common stock                          (118.1)       (59.0)
  Issuance of common stock                               73.6         18.4
                                                     --------     --------

        Net cash used in financing activities          (146.5)       (86.1)

Effect of exchange rate changes on cash and
  cash equivalents                                       (0.7)        (2.5)
                                                     --------     --------
                                                          7.9       (150.4)
Net change in cash and cash equivalents

Cash and cash equivalents at beginning of period        222.1        519.5
                                                     --------     --------

Cash and cash equivalents at end of period           $  230.0     $  369.1
                                                     ========     ========

See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1999.

Note 2 - Other Non-Owner Changes in Equity
------------------------------------------

During fiscal 1999, the company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" (SFAS No. 130). In addition to net earnings, other non-owner changes in equity includes, as applicable, unrealized gains and losses on available for sale securities, foreign currency translation adjustments, and minimum pension liability. For the first quarter ended July 30, 1999 and July 31, 1998, the company's other non-owner changes in equity was $243.0 million and $202.8 million, respectively.

Note 3 - Non-Recurring Charges Update
-------------------------------------

Applications during the first quarter of fiscal 2000 against remaining accruals were as follows: (amounts in millions)

                                     Balance at       Charges       Balance at
                                   April 30, 1999     Utilized    July 30, 1999
--------------------------------------------------------------------------------
Transaction related costs               $12.8          $(12.8)         $0.0
Facility reductions                       9.7            (6.4)          3.3
Severance and related costs              73.6            (3.2)         70.4

Noncancelable contractual
  obligations and other                  40.7            (1.9)         38.8
Litigation reserve                       40.5            (3.9)         36.6
--------------------------------------------------------------------------------
Total                                  $177.3          $(28.2)       $149.1

The company is in the process of implementing the major strategic actions, which are expected to be substantially completed by the end of fiscal 2000. The remaining reserve balance at July 30, 1999 is included in current accrued liabilities except for $13.0 million which is included in other long-term liabilities. Since the inception of the restructuring programs, approximately 2,400 positions have been eliminated.

Note 4 - New Accounting Pronouncements
--------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which is required to be adopted for fiscal years beginning after June 15, 2000, although earlier application is permitted as of the beginning of any fiscal quarter. This statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company is in the process of determining if earlier application would be feasible and what effect the adoption of SFAS No. 133 will have on the company's results of operations, cash flows or financial position.

Note 5 - Segment and Geographic Information
-------------------------------------------

The company operates its business in one reportable segment - the manufacture and sale of device-based medical therapies. Net sales by product line were as follows (in millions):

                                                      Three months ended    Three months ended
                                                         July 30, 1999         July 31, 1998
                                                      ------------------    ------------------
Cardiac rhythm management                                   $583.7                $488.6
Neurological and spinal                                      251.0                 188.3
Vascular                                                     157.4                 218.2
Cardiac surgery                                              112.8                  96.6
                                                          --------               -------
                                                          $1,104.9               $ 991.7

Geographic information:

Three months ended          United                  Asia       Other        Elimi-     Consoli-
  July 30, 1999             States     Europe      Pacific    Foreign      nations      dated
-----------------------------------------------------------------------------------------------
Revenues from external
  customers               $  717.5    $  213.0    $   90.8    $   83.6    $     --     $1,104.9
Intergeographic sales        202.6        39.4         9.2         3.8      (255.0)          --
-----------------------------------------------------------------------------------------------
Total sales                  920.1       252.4       100.0        87.4      (255.0)    $1,104.9
-----------------------------------------------------------------------------------------------
Long-lived assets          2,328.2       216.7        49.0         8.3          --     $2,602.2
-----------------------------------------------------------------------------------------------

Three months ended          United                  Asia       Other        Elimi-     Consoli-
  July 31, 1998             States     Europe      Pacific    Foreign      nations      dated
-----------------------------------------------------------------------------------------------

Revenues from external
  customers               $  665.5    $  184.9    $   82.7    $   58.6    $     --     $  991.7
Intergeographic sales        127.4        24.1         0.4         2.9      (154.8)          --
-----------------------------------------------------------------------------------------------
Total sales                  792.9       209.0        83.1        61.5      (154.8)    $  991.7
-----------------------------------------------------------------------------------------------
Long-lived assets          1,239.8       210.4        36.4        11.3          --     $1,497.9
-----------------------------------------------------------------------------------------------

Note 6 - Subsequent Events
--------------------------

On August 25, 1999, shareholders approved an amendment to Medtronic's Restated Articles of Incorporation to increase the number of authorized shares of common stock from 800 million to 1.6 billion.

On August 25, 1999, the Board of Directors approved a two-for-one common stock split in the form of a 100 percent stock dividend. This stock split will be effective for shareholders of record at the close of business on September 10, 1999 and distribution is expected to be made on September 24, 1999.

Earnings per share adjusted for the pro forma effect of the stock split will be $0.21 and $0.20 for the three-month periods ended July 30, 1999 and July 31, 1998, respectively. The effect of the stock split on shareholders' equity will be to double the shares issued and outstanding to 1,172,945,922 and 1,170,451,614 at July 30, 1999 and April 30, 1999, respectively, and the reclass of $58.6 and $58.5 million from retained earnings to common stock at July 30, 1999 and April 30, 1999, respectively.

On August 27, 1999, the company and Xomed Surgical Products, Inc. (Xomed) announced the signing of a definitive merger agreement. The agreement calls for each Xomed shareholder to receive $60.00 in the form of Medtronic common stock for each share of Xomed they now hold. The merger agreement is subject to certain collar provisions. Xomed has approximately 13 million shares outstanding on a diluted basis. It is anticipated that the transaction will close in the third quarter of fiscal 2000 and be accounted for as a pooling-of-interests. Xomed is a leading developer, manufacturer and marketer of surgical products for use by ear, nose, and throat (ENT) physicians. Xomed offers a broad line of products in its ENT market that include powered tissue-removal systems, nerve monitoring systems, disposable fluid-control products, image guided surgery systems and bioabsorbable products.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net Earnings
------------

Net earnings for the first quarter ended July 30, 1999 and July 31, 1998 were $248.9 million and $228.5 million, respectively. Diluted earnings per share was $0.42 compared to $0.39 per share for the same period last year. The prior year results include a $8.0 million pre-tax charge related to Sofamor Danek's June 1998 special charge for payments made under two strategic development and licensing agreements.

Sales
-----

Sales for the quarter ended July 30, 1999 increased 11.4 percent compared to the same period last year. Sales growth in the quarter was negatively impacted by $2.3 million of unfavorable exchange rate movements caused primarily by the fluctuations in the value of the U.S. dollar versus major European currencies and the Japanese yen. Exclusive of the effects of foreign currency translation, sales for the quarter increased 11.6 percent over the comparable period last year.

Net sales of cardiac rhythm management products, which consist primarily of products for bradycardia pacing, tachyarrhythmia management, external defibrillation, and ablation, increased 19.8 percent during the quarter ended July 30, 1999, after removing the impact of foreign exchange rate fluctuations, compared to the same periods a year ago. This growth was led by a 60 percent gain in defibrillator sales. Revenue growth in the U.S. for defibrillators exceeded 75 percent, benefiting from market share gains and the continued strong market adoption of the Gem family of dual chamber devices. The Gem II DR, the world's smallest full-featured implantable (dual chamber) defibrillator, was commercially released in the U.S. in June 1999. The Gem II VR (single chamber) defibrillator was launched in the U.S. subsequent to quarter-end. Unit sales of bradycardia implantable pulse generators (IPG's) achieved 8.5 percent growth during the quarter. This growth was led by sales of the Sigma and Vitatron Collection III families of pacemakers in Europe and by the Kappa family (Kappa 700, 600, and 400) of pacemakers in the U.S. The Sigma family of pacemakers received FDA clearance in the U.S. subsequent to quarter-end. Physio-Control provided solid contributions to the quarter, led by sales of its LifePak 12 and LifePak 500 external defibrillators. The LifePak 500 biphasic system received FDA clearance in May 1999.

Net sales of neurological and spinal products, consisting primarily of implantable neurostimulation devices, drug administration systems, spinal products, neurosurgery products, and functional diagnostics, increased 33.1 percent for the quarter ended July 30, 1999, after excluding the effects of foreign currency translation. Sales of core neurological product lines (consisting of neurostimulation, drug administration systems, and functional diagnostics) increased approximately 20 percent from the prior year comparative period. Continued strong sales growth during the quarter was achieved in the drug delivery product line as a result of continued increased demand for the SynchroMed(R) drug infusion system for delivery of morphine for chronic pain and for delivery of Lioresal (baclofen, USP) Intrathecal for treatment of cerebral and spinal spasticity. The SynchroMed(R) EL infusion system, with extended device longevity and even more precise flow rates, received FDA clearance in May 1999. The Medtronic Activa(TM) neurostimulation therapy for control of essential tremor and tremor associated with Parkinson's disease also contributed to the significant growth during the quarter. Sales of spinal and neurosurgery product lines (consisting of Sofamor Danek, Surgical Navigation Technologies, PS Medical and Midas Rex) achieved revenue growth of more than 40 percent for the quarter. Sofamor Danek, which was merged in January 1999, provided significant contributions during the quarter. Sofamor Danek's Inter Fix(TM) threaded fusion spinal cage received FDA clearance in May 1999. Midas Rex, which was acquired in October 1998, contributed to the growth in neurosurgery product lines.

Net sales of vascular product lines, consisting of stents, balloon and guiding catheters, and peripheral vascular, decreased 27.9 percent from the prior year comparative period, but rose sequentially from the fourth quarter of last year to $157 million. This significant decline is partly due to the exceptional first quarter reported by AVE in fiscal 1999 in the absence of competitive stents now in the U.S. market. The S670 coronary stent, which was introduced in European markets in May 1999, led European coronary vascular revenue gains of 30 percent. U.S. regulatory clearance of the S670 is expected later this calendar year. In addition, the GFX2 coronary stent received regulatory approval in Japan in early August 1999. The company also anticipates U.S regulatory clearance of the AneuRx(TM) stent graft system for the treatment of abdominal aortic aneurysms
(AAA) later this fall.

Net sales of cardiac surgery product lines, consisting of heart valves, perfusion systems, cannulae, and surgical accessories, increased 17.6 percent during the quarter ended July 30, 1999, compared to the same period a year ago after excluding the effects of foreign currency translation. AVECOR Cardiovascular, Inc., which was acquired in March 1999, and which was accounted for as a purchase, provided significant contributions during the quarter. Sales were also led by continuing strength in the Octopus(R) II tissue stabilization device, which has quickly attained a market leading position in the rapidly growing market for off-pump minimally invasive cardiac surgery procedures. Sales of heart valve products were relatively flat compared to the prior year comparative period. The Hancock(R) II bioprosthetic heart valve is expected to receive FDA clearance later this calendar year.

Costs of Products Sold
----------------------

Cost of products sold as a percent of sales was 24.9 percent for the quarter compared to 25.1 percent for the same period a year ago. The slight decrease in the cost of products sold as a percent of sales resulted primarily from certain changes in product and geographic mixes and by the favorable impact of foreign exchange rate fluctuations.

Research and Development Expense
--------------------------------

The company remains committed to spending aggressively on research and development (R&D) to develop technological enhancements and new indications for existing products, as well as to develop less invasive and new technologies to address unmet patient needs and to help reduce patient care costs and length of hospital stay. R&D expense was $112.7 million or 10.2 percent of net sales for the quarter ended July 30, 1999 compared to $99.9 million, or 10.1 percent of net sales in the comparable period last year.

Selling, General, and Administrative Expense (SG&A)
---------------------------------------------------

SG&A expense for the quarter ended July 30, 1999, was $351.4 million compared to $289.7 million for the comparable period last year. SG&A as a percent of sales increased from 29.2 percent a year ago to 31.8 percent for the current quarter. The increase in SG&A as a percent of sales is primarily attributable to increased marketing and distribution spending to support new product launches, a decrease in the gains recognized in the current quarter from the sale of certain available-for-sale equity securities and by increased goodwill and other intangibles amortization expense as a result of AVE's October 1998 acquisition of the coronary catheter lab business of C.R. Bard, Inc.

Non-recurring Charges
---------------------

The prior year results include a $8.0 million pre-tax charge related to Sofamor Danek's June 1998 special charge for payments made under two strategic development and licensing agreements.

Interest
--------

Interest expense of $3.1 million for the quarter was fairly consistent with $2.9 million of interest expense for the same period last year. Interest income during the quarter was $6.5 million compared to $9.3 million for the same period last year. The decrease in interest income was the result of decreased average investment balances over the prior year.

Income Taxes
------------

The estimated effective tax rate for the company's current fiscal year is 32.5 percent compared to an effective tax rate of 43.0 percent for the fiscal year ended April 30, 1999, after restatement for the mergers with Physio-Control, Sofamor Danek, and AVE. Excluding the effects of the $551.2 million non-recurring charges, the effective income tax rate in fiscal 1999 would have been 34.1 percent. The expected reduction in the fiscal 2000 effective tax rate is due to tax planning initiatives including profits generated in low tax jurisdictions.

Liquidity and Capital Resources
-------------------------------

Operating activities provided $232.1 million of cash and cash equivalents for the quarter ended July 30, 1999 compared to $157.3 million for the same period a year ago. Working capital was $1,416.4 million at July 30, 1999, an increase of $11.5 million over the $1,404.9 million at April 30, 1999. The current ratio was 2.4:1 at both July 30, 1999, and April 30, 1999. Cash and cash equivalents increased $7.9 million during the quarter. Significant uses of cash during the quarter included purchases of property, plant, and equipment, repurchases of common stock under the company's systematic stock repurchase plan, and dividends paid to shareholders.

Year 2000 Readiness Disclosure
------------------------------

Medtronic has had a formal program in place since 1996 with assigned Year 2000 staff to ensure that its critical areas, related to business information systems, products, facilities, non-information systems with embedded technology and key third party suppliers, will operate normally before, during and after the Year 2000.

The company has completed a review of its business information systems with regard to Year 2000 compliance and will either replace or correct, through programming modifications, those computer systems that have been found to have date-related deficiencies. It is anticipated that this remediation will be substantially complete by early fall 1999. No significant information technology projects have been deferred as a result of the company's efforts on Year 2000.

The company's products have been assessed and found to be Year 2000 compliant with the exception of a few requiring minor software upgrades or manual date changes. Delivery of therapy is not affected by the Year 2000 status of any of these products. The company's implantable devices, including pacemakers, defibrillators, drug infusion systems, neurostimulators, heart valves, and spinal products, are not affected by the Year 2000 issue because they do not deliver therapy on the basis of a calendar date. These minor corrective actions, which are limited to certain programmers, instruments, and software products, are date-related and will not adversely affect patient health or other system functions. The software for such items will be updated or instructions will be provided prior to the Year 2000 to correct for non-compliance.

The company is also assessing facility and telecommunication systems, and systems used to support manufacturing processes to ensure that these will be Year 2000 ready. It is anticipated that this assessment and any required remediation will be substantially completed by early fall 1999.

The company relies on third party providers for services such as raw materials procurement, telecommunications, utilities, financial services, distribution services, and other key services. Interruption of those services due to Year 2000 issues could affect the company's operations. The company has contacted its major suppliers, both domestic and foreign, to determine their Year 2000 readiness and Medtronic's potential exposure to a supply or sales interruption. Because the company's Year 2000 compliance is dependent upon key third parties(customers, suppliers, utilities, telecommunications providers and governments) also being Year 2000 compliant, there can be no guarantee that the company's efforts will prevent a material adverse impact on its financial position, results of operations or liquidity in future periods should a significant number of suppliers or customers experience business disruptions as a result of their lack of Year 2000 readiness.

The company estimates that it has incurred approximately $23 million to date in external and internal costs on a pre-tax basis to address its Year 2000 readiness issues. The company currently estimates that the total additional costs for addressing its internal Year 2000 readiness will not exceed $6 million on a pre-tax basis. Approximately $6.8 million of these costs have been capitalized to date related to Sofamor Danek's worldwide installation of a comprehensive software package. Remaining Year 2000 costs are being expensed as they are incurred and are being funded through operating cash flows. The company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

Throughout 1999, the company will continue to determine areas where contingency planning is needed. The planning efforts include, but are not limited to, identification and mitigation of potential serious business interruptions, adjustment of inventory levels to meet customer needs, and establishing crisis response processes to address unexpected problems.

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

Cautionary Factors That May Affect Future Results
-------------------------------------------------

Certain statements contained in this document and other written and oral statements made from time to time by the company do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "should", "will," "forecast" and similar words or expressions. The company's forward-looking statements generally relate to its growth strategies, financial results, product development and regulatory approval programs, and sales efforts. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed in the section entitled "Government Regulation and Other Matters" and "Cautionary Factors That May Affect Future Results" in the company's Annual Report and Form 10-K. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

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


                          PART II -- OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

The stent industry is currently characterized by extensive patent litigation and Medtronic's newly acquired subsidiary, Medtronic AVE, Inc., is both a plaintiff and a defendant in lawsuits with Johnson & Johnson, Guidant Corporation, and Boston Scientific Corporation over their respective patents, with plaintiffs in each case alleging patent infringement and seeking injunctive relief and monetary damages. In November 1997, Medtronic filed suit against Guidant Corporation in U.S. District Court in Minneapolis claiming that Guidant's ACS RX Multi-Link(R) coronary stent infringes Medtronic's Wiktor(R) stent patent. Medtronic is seeking injunctive relief and monetary damages, and trial is scheduled for October 1999. The company filed suit against Boston Scientific Corp. in U.S. District Court in Minneapolis in May 1999 claiming that Boston Scientific's Nir(R) Stent infringes the Wiktor(R) stent patent and in July 1999 claiming that Boston Scientific's Symphony(R) and Radius(R) stents infringe the company's Jervis nitinol patents. Medtronic is seeking injunctive relief and monetary damages.

In 1996 two former shareholders of Endovascular Support Systems, Inc. ("ESS") filed a lawsuit in Dallas District Court for the State of Texas against Arterial Vascular Engineering, Inc. ("AVE"), which was acquired by the company in January 1999, and several former officers, directors and shareholders of AVE. The lawsuit alleges that AVE's acquisition of ESS assets was based on fraud and breach of fiduciary duty and that plaintiffs were given insufficient value when they exchanged their stock in ESS for AVE stock in several transactions that occurred from 1993 to 1995. AVE has asserted counterclaims including breach of contract, breach of covenant of good faith and fair dealing, business disparagement and fraud, and has agreed to indemnify the individual defendants. The Court has ruled that the individual defendants owed a fiduciary duty to plaintiffs. Trial is scheduled for November 1999. The company believes the defendants have meritorious defenses and counterclaims against the plaintiffs and will continue to defend the actions vigorously.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the company's 1999 Annual Meeting of Shareholders held on August 25, 1999, the shareholders approved the following:

(a) A proposal to set the size of the Board of Directors at 14 and to elect four Class I directors of the company to serve for three-year terms ending in 2002, as follows:

Director                             Votes For           Votes Withheld
--------                            -----------          --------------

Glen D. Nelson, M.D.                482,445,447             3,403,194
Jean-Pierre Rosso                   482,131,982             3,716,659
Jack W. Schuler                     482,581,636             3,267,005
Gerald W. Simonson                  482,344,450             3,504,191

There were no broker non-votes. In addition, the terms of the following directors continued after the meeting: Class II directors for a term ending in 2000-Michael R. Bonsignore, William W. George, Bernadine P. Healy, M.D., Richard
L. Schall, and Gordon M. Sprenger and Class III for a term ending in 2001-William R. Brody, M.D., Ph.D., Paul W. Chellgren, Arthur D. Collins, Jr., Antonio M. Gotto, Jr., M.D., and Thomas E. Holloran.

(b) A proposal to approve an amendment to the company's Restated Articles of Incorporation to increase the number of shares of common stock the company is authorized to issue from 800 million to 1.6 billion. The proposal received 453,788,383 votes for, and 30,281,083 against, ratification. There were 1,779,175 abstentions and no broker non-votes.

(c) A proposal to reapprove the performance criteria for the company's Management Incentive Plan. The proposal received 472,477,116 votes for, and 10,561,692 against, ratification. There were 2,809,833 abstentions and no broker non-votes.

(d) A proposal to reapprove the performance criteria for the company's 1994 Stock Award Plan. The proposal received 460,684,463 votes for, and 22,323,218 against, ratification. There were 2,840,960 abstentions and no broker non-votes.

 .
(e) A proposal to approve the appointment of PricewaterhouseCoopers LLP to serve as independent auditors of the company for the fiscal year ending April 30, 2000. The proposal received 481,947,184 votes for, and 1,432,139 against, ratification. There were 2,469,318 abstentions and no broker non-votes.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

              27 - Financial Data Schedule (For SEC use only)

      (b)   Reports on Form 8-K

            No report on Form 8-K was filed by the company during the quarter ended July 30, 1999. Subsequent to the quarter ended July 30, 1999, the company filed (i) a Report on Form 8-K dated August 25, 1999 reporting under Item 5 the announcement of financial results for the fiscal first quarter ended July 30, 1999 and an announcement relating to a stock split and a cash dividend, and (ii) a Report on Form 8-K dated August 27, 1999 reporting under Item 5 the announcement of the signing of a merger agreement to acquire Xomed Surgical Products, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  Medtronic, Inc.
                                                   (Registrant)



Date:  September 9, 1999               /S/ WILLIAM W. GEORGE
                                       ------------------------------------
                                       William W. George
                                       Chairman
                                       and Chief Executive Officer



Date:  September 9, 1999               /S/ ROBERT L. RYAN
                                       -------------------------------------
                                       Robert L. Ryan
                                       Senior Vice President
                                       and Chief Financial Officer