Form 10-Q
period 1999-10-29
MEDTRONIC INC
filed 1999-12-10
CIK 64670

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended October 29, 1999



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


Shares of common stock, $.10 par value, outstanding on November 23, 1999:

                                                                   1,194,386,389

PART I--FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

                                  MEDTRONIC, INC.
                         CONSOLIDATED STATEMENTS OF EARNINGS
                                    (Unaudited)

                                    Three months ended            Six months ended
                                -------------------------     -------------------------
                                 Oct. 29,       Oct. 30,       Oct. 29,       Oct. 30,
                                   1999           1998           1999           1998
                                ----------     ----------     ----------     ----------
                                          (in millions, except per share data)
Net sales                       $  1,160.5     $    984.5     $  2,265.4     $  1,976.2

Costs and expenses:
  Cost of products sold              301.8          259.6          577.2          508.1
  Research and development
    expense                          115.8          106.3          228.5          206.2
  Selling, general, and
    administrative expense           365.2          296.4          716.6          586.1
  Non-recurring charges                 --          116.4             --          124.4
  Interest expense                     3.5            7.9            6.6           10.8
  Interest income                     (6.6)         (13.5)         (13.1)         (22.8)
                                ----------     ----------     ----------     ----------
    Total costs and expenses         779.7          773.1        1,515.8        1,412.8
                                ----------     ----------     ----------     ----------

Earnings before income taxes         380.8          211.4          749.6          563.4

Provision for income taxes           123.3           94.4          243.2          217.9
                                ----------     ----------     ----------     ----------

Net earnings                    $    257.5     $    117.0     $    506.4     $    345.5
                                ==========     ==========     ==========     ==========


Earnings per share:

            Basic               $     0.22     $     0.10     $     0.43     $     0.30
                                ==========     ==========     ==========     ==========
            Diluted             $     0.22     $     0.10     $     0.42     $     0.30
                                ==========     ==========     ==========     ==========


Weighted average shares
  Outstanding:

            Basic                  1,172.7        1,147.4        1,172.3        1,143.7
            Diluted                1,196.2        1,175.3        1,197.1        1,170.9

See accompanying notes to condensed consolidated financial statements

                                 MEDTRONIC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                          October 29,   April 30,
                                                             1999         1999
                                                          -----------   ---------
                                                               (in millions)
                   ASSETS
                   ------
Current assets:
  Cash and cash equivalents                               $   157.8     $   222.1
  Short-term investments                                       59.2         153.8
  Accounts receivable, less allowance for
    doubtful accounts of $34.6 and $32.3                    1,153.4       1,004.6

  Inventories:
      Finished goods                                          371.0         301.7
      Work-in-process                                         152.9         103.5
      Raw materials                                           159.4         148.8
                                                          ---------     ---------
        Total inventories                                     683.3         554.0

  Deferred income tax asset                                   230.8         256.0
  Prepaid expenses and other current assets                   239.2         204.7
                                                          ---------     ---------
    Total current assets                                    2,523.7       2,395.2

Property, plant, and equipment                              1,529.6       1,408.0
Accumulated depreciation                                     (705.2)       (659.2)
                                                          ---------     ---------
  Net property, plant, and equipment                          824.4         748.8

Goodwill and other intangible assets, net                   1,351.0       1,326.0
Long-term investments                                         304.8         203.5
Other assets                                                  173.1         196.8
                                                          ---------     ---------

    Total assets                                          $ 5,177.0     $ 4,870.3
                                                          =========     =========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
  Short-term borrowings                                   $   186.2     $   239.2
  Accounts payable                                            197.5         153.2
  Accrued liabilities                                         719.9         597.9
                                                          ---------     ---------
    Total current liabilities                               1,103.6         990.3

Long-term debt                                                 18.1          17.6
Deferred income tax liability                                  37.7          30.8
Other long-term liabilities                                   152.2         177.0
                                                          ---------     ---------
    Total liabilities                                       1,311.6       1,215.7


Shareholders' equity:
  Common stock--par value $.10                                117.2         117.2
  Retained earnings                                         3,871.1       3,657.0
  Accumulated other non-owner changes in equity              (101.5)        (93.4)
                                                          ---------     ---------
                                                            3,886.8       3,680.8
  Receivable from Employee Stock Ownership Plan               (21.4)        (26.2)
                                                          ---------     ---------

    Total shareholders' equity                              3,865.4       3,654.6
                                                          ---------     ---------

    Total liabilities and shareholders' equity            $ 5,177.0     $ 4,870.3
                                                          =========     =========

See accompanying notes to condensed consolidated financial statements

                                MEDTRONIC, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  Six months ended
                                                             -------------------------
                                                             October 29,   October 30,
                                                                1999          1998
                                                             -----------   -----------
                                                                   (in millions)
OPERATING ACTIVITIES:
  Net earnings                                                $   506.4     $   345.5
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                               141.3          91.0
      Non-recurring charges                                          --         124.4
      Deferred income taxes                                        29.4         (11.0)
      Change in operating assets and liabilities:
        Accounts receivable                                      (173.9)       (109.8)
        Inventories                                              (145.3)       (108.3)
        Accounts payable and accrued liabilities                  201.3         183.9
        Changes in other operating assets and
          liabilities                                             (72.6)       (129.2)
                                                              ---------     ---------

        Net cash provided by operating activities                 486.6         386.5

INVESTING ACTIVITIES:
  Additions to property, plant, and equipment                    (164.4)       (119.2)
  Acquisitions, net of cash acquired                                 --        (840.5)
  Purchases of marketable securities                             (125.0)       (340.5)
  Sales and maturities of marketable securities                   158.0          56.0
  Other investing activities, net                                 (95.6)        (71.5)
                                                              ---------     ---------

        Net cash used in investing activities                    (227.0)     (1,315.7)

FINANCING ACTIVITIES:
  Increase (decrease) in short-term borrowings, net               (29.0)         94.5
  Increase (decrease) in long-term debt, net                       (1.1)        519.4
  Dividends to shareholders                                       (93.8)        (62.1)
  Repurchases of common stock                                    (276.5)       (106.8)
  Issuance of common stock                                         78.0         725.4
                                                              ---------     ---------

        Net cash provided by (used in)
           financing activities                                  (322.4)      1,170.4

Effect of exchange rate changes on cash and
  cash equivalents                                                 (1.5)           .6
                                                              ---------     ---------

Net change in cash and cash equivalents                           (64.3)        241.8

Cash and cash equivalents at beginning of period                  222.1         519.5
                                                              ---------     ---------

Cash and cash equivalents at end of period                    $   157.8     $   761.3
                                                              =========     =========

See accompanying notes to condensed consolidated financial statements

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


Note 2 - Shareholders' Equity
-----------------------------

On August 25, 1999, the Company's shareholders approved an amendment to Medtronic's Restated Articles of Incorporation to increase the number of authorized shares of common stock from 800 million to 1.6 billion. On the same date the Board of Directors approved a two-for-one split of the Company's common stock effective September 24, 1999, in the form of a 100 percent stock dividend payable to shareholders of record at the close of business on September 10, 1999. The stock split resulted in the issuance of 587.4 million additional shares and the reclassification of $58.7 million from retained earnings to common stock, representing the par value of the shares issued. All references in the financial statements to earnings per share and average number of shares outstanding amounts have been restated to reflect the stock split for all periods presented.


Note 3 - Other Non-Owner Changes in Equity
------------------------------------------

In addition to net earnings, other non-owner changes in equity include, as applicable, unrealized gains and losses on available for sale securities, foreign currency translation adjustments and minimum pension liability. For the six-month period ended October 29, 1999 and October 30, 1998, the Company's other non-owner changes in equity were $498.3 million and $290.9 million, respectively.

Note 4 - Non-Recurring Charges
------------------------------

Applications during the second quarter of fiscal 2000 against remaining accruals were as follows: (amounts in millions)

                                     Balance at     Charges        Balance at
                                   July 30, 1999    Utilized    October 29, 1999
--------------------------------------------------------------------------------
Facility reductions                   $  3.3         $  1.5         $  1.8
Severance and related costs             70.4           13.3           57.1
Noncancelable contractual
  obligations and other                 38.8           21.1           17.7
Litigation reserve                      36.6            3.3           33.3
--------------------------------------------------------------------------------
Total                                 $149.1         $ 39.2         $109.9

The Company is implementing the major strategic actions related to these initiatives and expects to have them substantially completed by the end of fiscal 2000. Consequently, the remaining reserve balance at October 29, 1999 is included in current liabilities. Of the 3,950 employees originally identified for termination, approximately 3,100 have been terminated to date.


Note 5 - New Accounting Pronouncements
--------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement will require that companies recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS No. 133 is required to be adopted for years beginning after June 15, 1999. In June 1999, Statement No. 137 effectively deferred the effective date of SFAS No. 133 for one year. The Company is in the process of determining if earlier application would be feasible and what effect the adoption of SFAS No. 133 will have on the Company's results of operations, financial position and cash flows.


Note 6 - Segment and Geographic Information
-------------------------------------------

The Company operates its business in one reportable segment - the manufacture and sale of device-based medical therapies. Net sales by product line were as follows (in millions):
                                       Three months ended     Three months ended
                                        October 29, 1999       October 30, 1998
                                       ------------------     ------------------
Cardiac rhythm management                   $  611.6                $ 498.1
Neurological and spinal                        271.8                  211.4
Vascular                                       164.3                  180.0
Cardiac surgery                                112.9                   94.9
                                            --------                -------
                                            $1,160.5                $ 984.5

                                          Six months ended      Six months ended
                                          October 29, 1999      October 30, 1998
                                          ----------------      ----------------

Cardiac rhythm management                      $1,195.3             $  986.7
Neurological and spinal                           522.8                399.8
Vascular                                          321.7                398.2
Cardiac Surgery                                   225.7                191.5
                                               --------             --------
                                               $2,265.4             $1,976.2


Geographic information:


Three months ended
                           United                   Asia        Other       Elimi-    Consoli-
  October 29, 1999         States      Europe      Pacific     Foreign     nations       dated
-----------------------------------------------------------------------------------------------
Revenues from external
  customers               $  749.8    $  210.9    $  108.1    $   91.7    $     --     $1,160.5
Intergeographic sales        188.7        41.2          --         3.8      (233.7)          --
-----------------------------------------------------------------------------------------------
Total sales               $  938.5    $  252.1    $  108.1    $   95.5    $ (233.7)    $1,160.5
-----------------------------------------------------------------------------------------------
Long-lived assets         $2,375.3    $  217.6    $   50.6    $    9.8    $     --     $2,653.3
-----------------------------------------------------------------------------------------------


  October 30, 1998
-----------------------------------------------------------------------------------------------
Revenues from external
  customers               $  655.0    $  189.9    $   75.8    $   63.8    $     --     $  984.5
Intergeographic sales        130.0        25.8          --         2.4      (158.2)          --
-----------------------------------------------------------------------------------------------
Total sales               $  785.0    $  215.7    $   75.8    $   66.2    $ (158.2)    $  984.5
-----------------------------------------------------------------------------------------------
Long-lived assets         $2,046.1    $  225.2    $   51.7    $   11.7    $     --     $2,334.7
-----------------------------------------------------------------------------------------------


Six months ended

  October 29, 1999
-----------------------------------------------------------------------------------------------
Revenues from external
  customers               $1,467.2    $  423.9    $  198.9    $  175.4    $     --     $2,265.4
Intergeographic sales        391.3        80.8          --         7.6      (479.7)          --
-----------------------------------------------------------------------------------------------
Total sales               $1,858.5    $  504.7    $  198.9    $  183.0    $ (479.7)    $2,265.4
-----------------------------------------------------------------------------------------------


  October 30, 1998
-----------------------------------------------------------------------------------------------
Revenues from external
  customers               $1,320.5    $  374.7    $  158.5    $  122.5    $     --     $1,976.2
Intergeographic sales        257.4        51.7          --         5.4      (314.5)          --
-----------------------------------------------------------------------------------------------
Total sales               $1,577.9    $  426.4    $  158.5    $  127.9    $ (314.5)    $1,976.2
-----------------------------------------------------------------------------------------------

Note 7 - Subsequent Event
-------------------------

On November 5, 1999, the Company issued approximately 21.4 million shares of its common stock in exchange for all of the outstanding capital stock of Xomed Surgical Products, Inc. (Xomed). The merger will be accounted for as a pooling-of-interests. Xomed is a leading developer, manufacturer and marketer of surgical products for use by ear, nose, and throat (ENT) physicians. Xomed offers a broad line of products in its ENT market that include powered tissue-removal systems, nerve monitoring systems, disposable fluid-control products, image guided surgery systems and bioabsorbable products.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net Earnings
------------

Net earnings for the second quarter ended October 29, 1999 and October 30, 1998 were $257.5 million and $117.0 million, respectively. Diluted earnings per share for the quarter were $0.22 compared to $0.10 per share for the same period last year. Net earnings were $506.4 million or $0.42 per diluted share for the six-month period ended October 29, 1999, compared to $345.5 million, or $0.30 per diluted share for the comparable period last year. Without the non-recurring charges related to the merger of the Company and Physio-Control and the acquisition of the coronary catheter lab business of C.R. Bard, Inc. by Arterial Vascular Engineering, Inc. (AVE) in fiscal 1999, diluted earnings per share would have been $0.18 and $0.38 for the three and six-month periods ended October 30, 1998, respectively.

Sales
-----

Sales for the quarter and six-month period ended October 29, 1999 increased 17.9 percent and 14.6 percent, respectively, compared to the same periods last year. Sales growth in the quarter was positively impacted by $3.3 million of favorable exchange rates of the value of the U.S. dollar versus major European currencies and the Japanese yen. Exclusive of the effects of foreign currency translation, sales for the quarter and six-month period ended October 29, 1999 increased 17.6 percent and 14.6 percent, respectively.

Net sales of cardiac rhythm management products, which consist primarily of products for bradycardia pacing, tachyarrhythmia management, external defibrillation, and ablation, increased 22.5 percent and 21.2 percent during the quarter and six-month period ended October 29, 1999, after excluding the impact of foreign exchange rate fluctuations, compared to the same periods a year ago. This growth was led by a 57 percent gain in defibrillator sales during the quarter. Revenue growth in the U.S. for defibrillators approximated 70 percent, benefiting from the full market launch of the Gem(TM) II family, as well as market share gains and the continued strong market adoption of dual chamber devices. International tachyarrhythmia revenues grew by approximately 25 percent, while worldwide unit sales rose approximately 54 percent during the period. Worldwide pacing revenues grew approximately 13 percent and unit sales of bradycardia implantable pulse generators (IPG's) increased approximately 15 percent during the quarter. This growth was fueled by the breadth and depth of the Company's bradycardia product line, across all price points. The Medtronic.Kappa(R) 700 pacemaker continues to have strong market acceptance in the U.S. as does Vitatron(R) whose sales increased 40 percent in the first month after commercial release in the U.S. market of Vitatron Collection II and Vita family of pacemakers. Physio-Control provided solid contributions to the quarter, led by continued acceptance of its LifePak(R) 12 and LifePak(R) 500 external defibrillators by police and security personnel and in other non-traditional first-responder locations.

Net sales of neurological and spinal products, consisting primarily of implantable neurostimulation devices, drug administration systems, spinal products, neurosurgery products, and functional diagnostics, increased 28.2 percent and 30.5 percent for the quarter and six-month period ended October 29, 1999, after excluding the effects of foreign currency translation. Sales of spinal and neurosurgery product lines (consisting of Sofamor Danek, Surgical Navigation Technologies, PS Medical and Midas Rex) achieved revenue growth of more than 40 percent for the quarter. Sofamor Danek, which merged with the Company in January 1999, provided significant contributions during the quarter. Continued market acceptance of Sofamor Danek's INTER FIX Threaded Spinal Fusion Cage complemented the steady growth in sales of core plates and screw fixation systems in the rapidly growing cervical and thoracolumbar market. Sales of core neurological product lines (consisting of neurostimulation, drug administration systems, and functional diagnostics) increased 13 percent from the prior year comparative period. Sales growth was constrained as the Company awaited U.S. clearance of the Synergy(R) dual-channel neurostimulator for chronic pain, which was received subsequent to quarter end. During the quarter the Company began selling in Europe and Canada its Kinetra(TM) neurostimulator for bilateral stimulation in the treatment of Parkinson's disease or Essential Tremor symptoms.

Net sales of vascular product lines, consisting of stents, balloon and guiding catheters, and peripheral vascular, decreased 9.6 percent and 19.6 percent for the second quarter and six-month period ended October 29, 1999 from the prior year comparative period, but rose sequentially from the first quarter of this year to $164.3 million. The decline is partly due to the strong second quarter reported by AVE in fiscal 1999 in the absence of competitive stents which are now available in the U.S. market. On November 16, 1999, the S670 with Discrete Technology(TM) coronary stent, a market leading product in Europe, received U.S. regulatory clearance and is now in full launch in the U.S. During the quarter, the Company launched the AneuRx(TM) stent graft system for the treatment of abdominal aortic aneurysms.

Net sales of cardiac surgery product lines, consisting of heart valves, perfusion systems, cannulae, and surgical accessories, increased 19.2 percent and 18.4 percent during the quarter and six months ended October 29, 1999, respectively, after excluding the effects of foreign currency translation. AVECOR Cardiovascular, Inc., which was acquired in March 1999, and which was accounted for as a purchase, provided significant contributions during the quarter. Sales were also led by continuing strength in the Octopus(R) 2 tissue stabilization device, which continues to maintain a market leading position in the rapidly growing market for off-pump minimally invasive cardiac surgery procedures, and by the recent approval of the Hancock(R) II bioprosthetic heart valve in the U.S.

Costs of Products Sold
----------------------

Cost of products sold as a percent of sales for the quarter and six-month period ended October 29, 1999 was 26.0 percent and 25.5 percent compared to 26.4 percent and 25.7 percent for the same periods a year ago. The decrease in the cost of products sold as a percent of sales resulted primarily from changes in product and geographic mixes and by the favorable impact of foreign exchange rate fluctuations.

Research and Development Expense
--------------------------------

The Company remains committed to spending aggressively on research and development (R&D) to develop technological enhancements and new indications for existing products, as well as to develop less invasive and new technologies to address unmet patient needs and to help reduce patient care costs and length of hospital stay. R&D expense was $115.8 million and $228.5 million for the quarter and six months ended October 29, 1999 or 10.0 percent and 10.1 percent of net sales, respectively. This compares to 10.8 percent and 10.4 percent for the same periods a year ago.

Selling, General, and Administrative Expense (SG&A)
---------------------------------------------------

SG&A expense for the three and six-month periods ended October 29, 1999, was $365.2 million, or 31.5 percent of net sales, and $716.6 million, or 31.6 percent of net sales, respectively. This compares to SG&A expense of 30.1 percent and 29.7 percent for the comparable periods last year. The increase in SG&A as a percent of sales is primarily attributable to increased marketing and distribution spending to support new product launches and by increased goodwill and other intangibles amortization expense as a result of AVE's October 1998 acquisition of the coronary catheter lab business of C.R. Bard, Inc.

Non-recurring Charges
---------------------

Fiscal 1999's three and six-month results include a $116.4 million and $124.4 million, respectively, of pre-tax charges related primarily to transaction costs for the merger of the Company with Physio-Control and purchased in-process research and development expenses related to the acquisition of the coronary catheter lab business of C.R. Bard by AVE.

Interest
--------

Interest expense for the quarter was $3.5 million as compared to $7.9 million of interest expense for the same period last year. This improvement is the result of the Company immediately paying off debt of pooled entities. Interest income during the quarter was $6.6 million compared to $13.5 million for the same period last year. The decrease in interest income was the result of decreased average investment balances. Average investment balances for the second quarter of last year were significantly higher as a result of the September 1998 secondary stock offering.

Income Taxes
------------

The estimated effective tax rate for the Company's current fiscal year is 32.5 percent compared to an effective tax rate of 43.0 percent for the fiscal year ended April 30, 1999, after restatement for the mergers with Physio-Control, Sofamor Danek, and AVE. Excluding the effects of the $551.2 million non-recurring charges, the effective income tax rate in fiscal 1999 would have been 34.1 percent. The reduction in the fiscal 2000 effective tax rate is due to tax planning initiatives including profits generated in low tax jurisdictions.

Liquidity and Capital Resources
-------------------------------

Operating activities provided $486.6 million of cash and cash equivalents for the six-month period ended October 29, 1999 compared to $386.5 million for the same period a year ago. Working capital was $1,420.1 million at October 29, 1999, a increase of $15.2 million over the $1,404.9 million at April 30, 1999. The current ratio was 2.3:1 at October 29, 1999 compared to 2.4:1 at April 30, 1999. Account receivable balances have increased by approximately $149 million since April 30, 1999 as a result of increased sales and a historical slowdown in customer payments experienced toward the end of the calendar year. Inventories have increased by approximately $129 million since April 30, 1999 as the Company has built inventories in anticipation of product launches and plant closures. Cash and cash equivalents decreased $64.3 million during the six-month period. Other significant uses of cash during the period included purchases of property, plant, and equipment, repurchases of common stock under the Company's systematic stock repurchase plan, and dividends paid to shareholders.

Year 2000 Readiness Disclosure
------------------------------

The Company has had a formal program in place since 1996 with assigned Year 2000 staff to ensure that its critical areas, related to business information systems, products, facilities, non-information systems with embedded technology and key third party suppliers, will operate normally before, during and after the Year 2000.

The Company has completed a review of its business information systems with regard to Year 2000 compliance and has either replaced or corrected through programming modifications, substantially all computer systems that were found to have date-related deficiencies. Remaining items are expected to be completed before calendar year-end. No significant information technology projects have been deferred as a result of the Company's efforts on Year 2000. The Company has reviewed the compliance status of its most recent merger, Xomed, and believes that all modifications deemed necessary have either been made or will be made before December 31, 1999.

The Company's products have been assessed and found to be Year 2000 compliant with the exception of a few requiring minor software upgrades or manual date changes. Delivery of therapy is not affected by the Year 2000 status of any of these products. The Company's implantable devices, including pacemakers, defibrillators, drug infusion systems, neurostimulators, heart valves, and spinal products, are not affected by the Year 2000 issue because they do not deliver therapy on the basis of a calendar date. These minor corrective actions, which are limited to certain programmers, instruments, and software products, are date-related and will not adversely affect patient health or other system functions. The updated software for such items have been made available and instructions have been provided to correct non-compliance.

The Company has also assessed facility and telecommunication systems and systems used to support manufacturing processes to ensure that these will be Year 2000 ready. Of those requiring remediation, substantially all facilities and telecommunication systems projects have been completed. Remaining items are expected to be completed before calendar year-end.

The Company relies on third party providers for services such as raw materials procurement, telecommunications, utilities, financial services, distribution services, and other key services. Interruption of those services due to Year 2000 issues could affect the Company's operations. The Company has contacted its major suppliers, both domestic and foreign, to determine their Year 2000 readiness and the Company's potential exposure to a supply or sales interruption. Based upon representations from the Company's critical suppliers, it does not appear that the Company will be materially impacted by its critical third party providers. However, there can be no guarantee that the Company's critical suppliers will resolve all Year 2000 issues in a timely manner, or that such failure will not have a material adverse effect on the Company.

The Company estimates that it has incurred approximately $26 million to date in external and internal costs on a pre-tax basis to address its Year 2000 readiness issues. The Company currently estimates that the total additional costs for addressing its internal Year 2000 readiness will not exceed $3 million on a pre-tax basis. Approximately $6.8 million of these costs have been capitalized to date related to Sofamor Danek's worldwide installation of a comprehensive software package. Remaining Year 2000 costs are being expensed as they are incurred and are being funded through operating cash flows. The Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

Throughout 1999, the Company has identified areas where contingency planning is needed. The planning efforts include, but are not limited to, identification and mitigation of potential serious business interruptions, adjustment of inventory levels to meet customer needs, and establishing crisis response processes to address unexpected problems.

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


                          PART II -- OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In 1993, AcroMed Corporation commenced a patent infringement lawsuit against Sofamor Danek in U.S. District Court in Cleveland, Ohio. Sofamor Danek obtained summary judgment as to two of four patents and tried claims with respect to the remaining two patents in May 1999. The jury found that certain Sofamor Danek spinal fixation products infringe these two patents and rendered a damage verdict against Sofamor Danek in the amount of $33 million. Although the final judgment has not yet been rendered, it is expected to include additional elements of damages and an injunction against the sale of products found to infringe. The Company intends to appeal the final judgment to the Court of Appeals for the Federal Circuit, Washington, D.C. and believes that meritorious bases exist for reversing any finding of liability and damages. The litigation focuses on a relatively minor portion of Sofamor Danek's products, many of which have been superseded by newer designs, and will not have a material impact on the Company's financial position, results of operations or liquidity.

The stent industry is currently characterized by extensive patent litigation and the Company's newly acquired subsidiary, Medtronic AVE, Inc., is both a plaintiff and a defendant in lawsuits with Johnson & Johnson, Guidant Corporation, and Boston Scientific Corporation over their respective patents, with plaintiffs in each case alleging patent infringement and seeking injunctive relief and monetary damages. The Company has sued Guidant Corporation and Boston Scientific Corporation in U.S. District Court in Minneapolis claiming that Guidant's ACS RX Multi-Link(R) coronary stent and Boston Scientific's Nir(R) stent infringe the Company's Wiktor(R) stent patent. Following an adverse patent claims construction ruling, the Company's Wiktor(R) patent claims were dismissed against Guidant. The Company will appeal this decision and continue to aggressively enforce its patent rights. The Company has also sued Boston Scientific in U.S. District Court in Minneapolis claiming that Boston Scientific's Radius(R) stent infringes the Company's Jervis nitinol patents.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3.1 - Medtronic Restated Articles of Incorporation, as amended to date

                  27  - Financial Data Schedule (For SEC use only)

         (b)      Reports on Form 8-K

                  During the quarter ended October 29, 1999, the Company filed
(i) a Report on form 8-K dated August 23, 1999 reporting under Item 5 the announcement of financial results for the fiscal first quarter ended July 30, 1999, and(ii) a Report on form 8-K dated August 27, 1999 reporting under Item 5 the signing of a merger agreement to acquire Xomed Surgical Products, Inc. Subsequent to the quarter ended October 29,1999, the Company filed (i) a Report on Form 8-K dated November 3,1999 reporting under Item 5 the conversion ratio for its proposed merger with Xomed Surgical Products, Inc., and (ii)a Report on Form 8-K dated November 5, 1999 reporting under Item 2 the completion of the previously announced transaction with Xomed Surgical Products, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 Medtronic, Inc.
                                                  (Registrant)



Date:  December 9, 1999                 /S/ WILLIAM W. GEORGE
                                        ----------------------------------------
                                          William W. George
                                          Chairman
                                          and Chief Executive Officer



Date:  December 9, 1999                 /S/ ROBERT L. RYAN
                                        ----------------------------------------
                                          Robert L. Ryan
                                          Senior Vice President
                                          and Chief Financial Officer