Form 10-Q
period 2000-01-28
MEDTRONIC INC
filed 2000-03-10
CIK 64670

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended January 28, 2000



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

                        Telephone number: (612) 514-4000





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


Shares of common stock, $.10 par value, outstanding on February 25, 2000:

                                                                   1,196,902,599

PART I--FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS


                                 MEDTRONIC, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                  Three months ended          Nine months ended
                               -----------------------     -----------------------
                                Jan. 28,      Jan. 29,      Jan. 28,      Jan. 29,
                                  2000          1999          2000          1999
                               ---------     ---------     ---------     ---------
                                       (in millions, except per share data)
Net sales                       $ 1,258.8     $ 1,064.8     $ 3,582.4     $ 3,085.8

Costs and expenses:
  Cost of products sold             337.6         304.8         937.3         830.2
  Research and development
    expense                         117.2         108.7         348.4         317.3
  Selling, general, and
    administrative expense          400.2         348.6       1,140.1         952.9
  Non-recurring charges              14.7         287.3          14.7         411.7
  Interest expense                    3.0          14.1           9.8          24.9
  Interest income                    (6.5)        (17.2)        (19.8)        (40.3)
                                ---------     ---------     ---------     ---------
    Total costs and expenses        866.2       1,046.3       2,430.5       2,496.7
                                ---------     ---------     ---------     ---------
Earnings before income taxes        392.6          18.5       1,151.9         589.1

Provision for income taxes          129.4          52.6         375.6         273.4
                                ---------     ---------     ---------     ---------

Net earnings (loss)             $   263.2     $   (34.1)    $   776.3     $   315.7
                                =========     =========     =========     =========


Earnings (loss) per share:

            Basic               $    0.22     $   (0.03)    $    0.65     $    0.27
                                =========     =========     =========     =========
            Diluted             $    0.22     $   (0.03)    $    0.64     $    0.26
                                =========     =========     =========     =========


Weighted average shares
  Outstanding:

            Basic                 1,193.7       1,187.3       1,193.8       1,171.1
            Diluted               1,217.6       1,187.3       1,219.3       1,202.4


See accompanying notes to condensed consolidated financial statements

                                 MEDTRONIC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                             January 28,    April 30,
                                                                 2000         1999
                                                             -----------   -----------
                             ASSETS                                (in millions)
                             ------
Current assets:
  Cash and cash equivalents                                   $   154.8     $   228.5
  Short-term investments                                           82.8         153.8
  Accounts receivable, less allowance for
    doubtful accounts of $30.9 and $33.2                        1,237.9       1,024.8

  Inventories:
      Finished goods                                              393.9         314.6
      Work-in-process                                             137.0         105.6
      Raw materials                                               178.9         155.1
                                                              ---------     ---------
        Total inventories                                         709.8         575.3

  Deferred income tax asset, net                                  240.1         256.0
  Prepaid expenses and other current assets                       307.9         206.4
                                                              ---------     ---------
    Total current assets                                        2,733.3       2,444.8

Property, plant, and equipment                                  1,622.5       1,444.5
Accumulated depreciation                                         (739.5)       (672.2)
                                                              ---------     ---------
  Net property, plant, and equipment                              883.0         772.3

Goodwill and other intangible assets, net                       1,389.5       1,374.2
Long-term investments                                             230.7         212.7
Long-term deferred tax asset, net                                  21.4            --
Other assets                                                      163.8         204.4
                                                              ---------     ---------

    Total assets                                              $ 5,421.7     $ 5,008.4
                                                              =========     =========

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------

Current liabilities:
  Short-term borrowings                                       $   293.2     $   239.2
  Accounts payable                                                252.9         158.8
  Accrued liabilities                                             574.3         608.2
                                                              ---------     ---------
    Total current liabilities                                   1,120.4       1,006.2

Long-term debt                                                     24.4          23.4
Deferred income tax liability, net                                   --          30.8
Other long-term liabilities                                       157.7         177.2
                                                              ---------     ---------
    Total liabilities                                           1,302.5       1,237.6


Shareholders' equity:
  Common stock--par value $.10                                    119.5         119.1
  Retained earnings                                             4,143.4       3,773.0
  Accumulated other non-owner changes in equity                  (122.3)        (95.1)
                                                              ---------     ---------
                                                                4,140.6       3,797.0
  Receivable from Employee Stock Ownership Plan                   (21.4)        (26.2)
                                                              ---------     ---------

    Total shareholders' equity                                  4,119.2       3,770.8
                                                              ---------     ---------

    Total liabilities and shareholders' equity                $ 5,421.7     $ 5,008.4
                                                              =========     =========

See accompanying notes to condensed consolidated financial statements

                                 MEDTRONIC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Nine months ended
                                                           ------------------------
                                                           January 28,  January 29,
                                                              2000         1999
                                                           -----------  -----------
                                                                (in millions)
OPERATING ACTIVITIES:
  Net earnings                                              $  776.3     $  315.7
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                            168.6        168.5
      Non-recurring charges                                      4.5        268.8
      Deferred income taxes                                    (42.5)       (99.3)
      Change in operating assets and liabilities:
        Accounts receivable                                   (226.9)      (125.2)
        Inventories                                           (139.8)       (67.6)
        Accounts payable and accrued liabilities                77.4         43.4
        Changes in other operating assets and
          liabilities                                          (74.3)      (121.6)
                                                            --------     --------

        Net cash provided by operating activities              543.3        382.7

INVESTING ACTIVITIES:
  Additions to property, plant, and equipment                 (220.5)      (193.8)
  Acquisitions, net of cash acquired                              --       (923.7)
  Purchases of marketable securities                          (147.0)      (664.6)
  Sales and maturities of marketable securities                167.0        542.8
  Other investing activities, net                              (50.2)       (15.6)
                                                            --------     --------

        Net cash used in investing activities                 (250.7)    (1,254.9)

FINANCING ACTIVITIES:
  Increase in short-term borrowings, net                        40.7        107.1
  Increase (decrease) in long-term debt, net                     2.8        (38.6)
  Dividends to shareholders                                   (141.5)       (93.9)
  Repurchases of common stock                                 (423.6)      (106.8)
  Issuance of common stock                                     159.6        834.6
                                                            --------     --------

        Net cash provided by (used in)
           financing activities                               (362.0)       702.4

Effect of exchange rate changes on cash and
  cash equivalents                                              (4.3)         1.1
                                                            --------     --------

Net change in cash and cash equivalents                        (73.7)      (168.7)

Cash and cash equivalents at beginning of period               228.5        519.5
                                                            --------     --------

Cash and cash equivalents at end of period                  $  154.8     $  350.8
                                                            --------     --------

See accompanying notes to condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1999.

Note 2 - Merger
---------------

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

The merger was accounted for as a pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated to include the results of operations, financial position and cash flows of Xomed for all periods presented.

Net sales and net earnings for the individual entities are as follows (in millions):

                              Medtronic       Xomed         Combined
                              ---------       -----         --------
Three months ended
  January 28,2000
Net sales                     $ 1,223.2       $ 35.6       $ 1,258.8
Net earnings                  $   257.5       $  5.7       $   263.2


Nine months ended
  January 28, 2000
Net sales                     $ 3,488.8       $ 93.6       $ 3,582.4
Net earnings                  $   764.1       $ 12.2       $   776.3

In connection with this transaction, the Company recorded $14.7 million of pre-tax charges. These transaction charges include investment banking, legal fees and distributor termination costs.

The restated consolidated financial results for the three and nine months ended January 29, 1999, respectively, include Xomed's results for the three and nine-month periods ended December 31, 1998, respectively. Effective May 1, 1999, Xomed's fiscal year end has been changed from December 31 to April 30 to conform to the Company's fiscal year end. Accordingly, Xomed's results for the one-month period ended April 30, 1999 have been excluded from the Company's combined results and have been reported as an adjustment to May 1, 1999 retained earnings. Xomed's sales and net earnings for the one-month period ended April 30, 1999 were $8.3 million and $0.6 million, respectively.

Note 3 - Shareholders' Equity
-----------------------------

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

Note 4 - Other Non-Owner Changes in Equity
------------------------------------------

In addition to net earnings, other non-owner changes in equity include, as applicable, unrealized gains and losses on available for sale securities, foreign currency translation adjustments and minimum pension liability. For the nine-month periods ended January 28, 2000 and January 29, 1999, the Company's other non-owner changes in equity were $749.1 million and $310.2 million, respectively.

Note 5 - Non-Recurring Charges
------------------------------

During the third quarter of fiscal 2000 and in connection with the Xomed merger, the Company recorded pre-tax transaction-related charges totaling $14.7 million. Applications during the third quarter of fiscal 2000 against non-recurring charges were as follows (amounts in millions):

                             Balance at       New      Charges       Balance at
                           Oct. 29, 1999    Charges    Utilized    Jan. 28, 2000
--------------------------------------------------------------------------------
Transaction related costs     $   --        $ 14.7      $(10.2)        $ 4.5
Facility reductions              1.8            --         (.8)          1.0
Severance and related costs     57.1            --       (16.0)         41.1
Noncancelable contractual
  obligations and other         17.7            --        (5.6)         12.1
Litigation reserve              33.3            --       (10.2)         23.1
--------------------------------------------------------------------------------
Total                         $109.9        $ 14.7      $(42.8)        $81.8

The Company has completed substantially all initiatives related to the restructuring of its vascular, spinal surgery and cardiac surgery organizations. Remaining initiatives to be completed include the closure of two plants which are scheduled to close in March and June, 2000 and the settlement of certain lease obligations. In addition, the Company continues to pay severance costs to terminated employees, primarily in Europe. Of the 3,950 employees originally identified for termination, approximately 3,550 have been terminated to date. The Company also continues to incur costs to conclude cases related to the Company's spinal system for pedicle fixation. As these remaining initiatives are expected to be completed within the year, the remaining reserve balance at January 28, 2000 is included in current accrued liabilities.

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

Note 7 - Segment and Geographic Information
-------------------------------------------

The Company operates its business in four operating business units, which are aggregated into one reportable segment - the manufacture and sale of device-based medical therapies. Net sales by business unit were as follows (in millions):

                                        Three months ended    Three months ended
                                         January 28, 2000      January 29, 1999
                                        ------------------    ------------------
Cardiac Rhythm Management                     $  609.0             $  531.0
Neurological, Spinal and ENT                     319.0                271.6
Vascular                                         216.2                168.7
Cardiac Surgery                                  114.6                 93.5
                                              --------             --------
                                              $1,258.8             $1,064.8

                                         Nine months ended     Nine months ended
                                         January 28, 2000      January 29, 1999
                                         ----------------      ----------------
Cardiac Rhythm Management                     $1,804.3             $1,517.7
Neurological, Spinal and ENT                     899.8                716.2
Vascular                                         537.9                566.9
Cardiac Surgery                                  340.4                285.0
                                              --------             --------
                                              $3,582.4             $3,085.8

Geographic information:


Three months ended
                           United                  Asia         Other       Elimi-     Consoli-
  January 28, 2000         States      Europe     Pacific      Foreign     nations        dated
-----------------------------------------------------------------------------------------------
Revenues from external
  customers               $  827.0    $  218.6    $  106.1    $  107.1    $     --     $1,258.8
Intergeographic sales        203.1        61.0          .1         3.8      (268.0)          --
-----------------------------------------------------------------------------------------------
Total sales               $1,030.1    $  279.6    $  106.2    $  110.9    $ (268.0)    $1,258.8
-----------------------------------------------------------------------------------------------
Long-lived assets         $2,418.6    $  209.0    $   50.4        10.4    $     --     $2,688.4
-----------------------------------------------------------------------------------------------


  January 29, 1999
-----------------------------------------------------------------------------------------------
Revenues from external
  customers               $  684.7    $  202.8    $   84.1    $   93.2    $     --     $1,064.8
Intergeographic sales        141.7        28.9          --         2.4      (173.0)          --
-----------------------------------------------------------------------------------------------
Total sales               $  826.4    $  231.7    $   84.1    $   95.6    $ (173.0)    $1,064.8
-----------------------------------------------------------------------------------------------
Long-lived assets         $2,272.2    $  230.8    $   51.5    $    9.1    $     --     $2,563.6
-----------------------------------------------------------------------------------------------


Nine months ended

  January 28, 2000
-----------------------------------------------------------------------------------------------
Revenues from external
  customers               $2,334.6    $  642.5    $  305.0    $  300.3    $     --     $3,582.4
Intergeographic sales        635.0       159.2          .1        11.4      (805.7)          --
-----------------------------------------------------------------------------------------------
Total sales               $2,969.6    $  801.7    $  305.1    $  311.7    $ (805.7)    $3,582.4
-----------------------------------------------------------------------------------------------


  January 29, 1999
-----------------------------------------------------------------------------------------------
Revenues from external
  customers               $2,010.5    $  581.4    $  243.6    $  250.3    $     --     $3,085.8
Intergeographic sales        430.5        94.0          --         7.7      (532.2)          --
-----------------------------------------------------------------------------------------------
Total sales               $2,441.0    $  675.4    $  243.6    $  258.0    $ (532.2)    $3,085.8
-----------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net Earnings
------------

Net earnings for the third quarter ended January 28, 2000 were $263.2 million as compared to a net loss of $34.1 million for the quarter ended January 29, 1999. Earnings per share for the quarter were $0.22 per diluted share compared to a loss of $0.03 per share for the same period last year. Net earnings were $776.3 million or $0.64 per diluted share for the nine-month period ended January 28, 2000, compared to earnings of $315.7 million, or $0.26 per diluted share for the comparable period last year. Without the $14.7 million pre-tax non-recurring charge related to the merger of the Company and Xomed, net earnings for the quarter ended January 28, 2000, would have been $275.3 million, or $0.23 per diluted share, as compared to net earnings of $215.9 million or $0.18 per diluted share before the $305.1 million non-recurring pre-tax charges related to the mergers of the Company with Arterial Vascular Engineering, Inc. (AVE) and Sofamor Danek Group, Inc. during the quarter ended January 29, 1999. Without the $14.7 million pre-tax charge in fiscal 2000 and the $429.5 million pre-tax charges in fiscal 1999, which include charges incurred in connection with the merger of the Company with Physio-Control during the second quarter of fiscal 1999, net earnings for the nine-month periods ended January 28, 2000 and January 29, 1999, respectively, would have been $788.4 million or $0.65 per diluted share, and $668.8 million or $0.56 per diluted share.


Sales
-----

Sales for the quarter and nine-month period ended January 28, 2000 increased
18.2 percent and 16.1 percent, respectively, compared to the same periods last year. Sales growth in the quarter was negatively impacted by $17.7 million of unfavorable exchange rates of the value of the U.S. dollar versus major European currencies and the Japanese yen. Excluding the effects of foreign currency translation, sales for the quarter and nine-month period ended January 28, 2000 increased 19.9 percent and 16.6 percent, respectively.

Net sales of cardiac rhythm management products, which consist primarily of products for bradycardia pacing, tachyarrhythmia management, external defibrillation, and ablation, increased 16.5 percent and 19.6 percent during the quarter and nine-month period ended January 28, 2000, after excluding the impact of foreign exchange rate fluctuations, compared to the same periods a year ago. This growth was led by a 23 percent gain in defibrillator sales during the quarter. Revenue growth in the U.S. for defibrillators was 24 percent, benefiting from the full market launch of the Gem(TM) II family, as well as market share gains and the continued strong market adoption of dual chamber devices. International tachyarrhythmia revenues grew by approximately 21 percent. Worldwide pacing revenues grew 11 percent reflecting market growth and market share gains. Revenue growth in the U.S was 6 percent, while international revenues grew by approximately 17 percent. This growth was fueled by the breadth and depth of the Company's bradycardia product line, across all price points. The Medtronic.Kappa(R) 700 pacemaker continues to have strong market acceptance in the U.S. as does the Vitatron(R) brand, whose revenues have risen significantly and consistently throughout the year. Physio-Control's revenues grew 23 percent during the quarter, as it continues to benefit from the market's move to automatic external defibrillators.

Net sales of neurological, spinal and ENT products, consisting primarily of implantable neurostimulation devices, drug administration systems, spinal products, neurosurgery products, functional diagnostics and surgical products used by ENT physicians, increased 18.4 percent and 25.9 percent for the quarter and nine-month period ended January 28, 2000, after excluding the effects of foreign currency translation. Sales of core neurological product lines (consisting of neurostimulation, drug administration systems, and functional diagnostics) increased 19 percent from the prior year comparative period. Sales of spinal and neurosurgery product lines (consisting of Sofamor Danek, Surgical Navigation Technologies, PS Medical and Midas Rex) achieved revenue growth of 15 percent for the quarter, led by a 26 percent growth rate in spinal surgery products and offset by an 11 percent decline in neurologic technologies as a result of customer order postponements. Revenues from newly merged Xomed increased 37 percent from the same period a year ago.

Net sales of vascular product lines, consisting of stents, balloon and guiding catheters, and peripheral vascular products, increased 29.9 percent for the third quarter ended January 28, 2000 from the prior year comparative period, and decreased 4.9 percent for the nine-month period ended January 28, 2000 from the same period a year ago. Revenue growth during the quarter was driven by two successful U.S product launches: the Medtronic S670 with Discrete Technology(TM) coronary stent system and the Medtronic AneuRx(TM) endovascular stent graft system for the minimally invasive treatment of abdominal aortic aneurysms.

Net sales of cardiac surgery product lines, consisting of heart valves, perfusion systems, cannulae, and surgical accessories, increased 25.0 percent and 20.6 percent during the quarter and nine months ended January 28, 2000, respectively, after excluding the effects of foreign currency translation. AVECOR Cardiovascular, Inc., which was acquired in March 1999, and which was accounted for as a purchase, provided significant contributions during the quarter. Revenue growth was also favorably impacted by the continuing strength of the Octopus(R) 2 tissue stabilization device, which continues to maintain a market leading position in the rapidly growing market for off-pump minimally invasive cardiac surgery procedures, and by the recent approval of the Hancock(R) II bioprosthetic heart valve in the U.S.

Costs of Products Sold
----------------------

Cost of products sold as a percent of sales for the quarter and nine-month period ended January 28, 2000 was 26.8 percent and 26.2 percent, respectively compared to 28.6 percent and 26.9 percent for the same periods a year ago. Cost of sales as a percentage of revenues increased from the 26.3 percent reported for the second quarter of fiscal 2000 primarily as a result of the negative impact of foreign exchange rate fluctuations and costs incurred in connection with recent product launches.

Research and Development Expense
--------------------------------

The Company remains committed to spending aggressively on research and development (R&D) to develop technological enhancements and new indications for existing products, as well as to develop less invasive and new technologies to address unmet patient needs and to help reduce patient care costs and length of hospital stay. R&D expense was $117.2 million and $348.4 million for the quarter and nine months ended January 28, 2000 or 9.3 percent and 9.7 percent of net sales, respectively. This compares to $108.7 million or
10.2 percent and $317.3 million 10.3 percent for the same periods a year ago.

Selling, General, and Administrative Expense (SG&A)
---------------------------------------------------

SG&A expense for the three-month period ended January 28, 2000, was $400.2 million, or 31.8 percent of net sales, as compared to SG&A expense of 32.7 percent for the comparable period last year. The decrease in SG&A as a percentage of sales for the third quarter of fiscal 2000 as compared to the same period a year ago, is the result of significant marketing expenses incurred in 1999 to launch certain cardiac rhythm management products and of higher costs resulting from fragmented vascular sales forces which are now fully integrated, partially offset by higher litigation costs during the third quarter of fiscal 2000. SG&A expense for the nine-month period ended January 28, 2000 was $1,140.1 million or 31.8 percent of net sales, as compared to 30.9 percent for the same period a year ago. The increase in SG&A as a percent of sales for the first nine months of 2000 as compared to the same period a year ago, is primarily attributable to increased goodwill and other intangibles amortization expense in fiscal 2000 as a result of AVE's October 1998 acquisition of the coronary catheter lab business of C.R. Bard, Inc.

Non-recurring Charges
---------------------

In the third quarter of fiscal 2000, the Company recorded pre-tax transaction charges of $14.7 million related to the merger of the Company with Xomed. Fiscal 1999's three and nine-month results include $305.1 million and $429.5 million, respectively, of pre-tax, non-recurring charges. The 1999 charges related primarily to transaction costs for the merger of the Company with AVE, Sofamor Danek and Physio-Control, to the restructuring of the vascular and spinal surgery organizations, and to purchased in-process research and development expenses related to the acquisition of the coronary catheter lab business of C.R. Bard and World Medical Manufacturing Corporation by AVE (see Note 5 to the financial statements).

Interest
--------

Interest expense for the quarter was $3.0 million as compared to $14.1 million of interest expense for the same period last year. This improvement is the result of the Company immediately paying off debt of pooled entities. Interest income during the quarter was $6.5 million compared to $17.2 million for the same period last year. The decrease in interest income is the result of decreased average investment balances. Average investment balances for the third quarter of last year were significantly higher as a result of the September 1998 secondary stock offering.

Income Taxes
------------

The Company's effective income tax rate for the current year is approximately
32.6 percent, as compared to an effective income tax rate of 42.9 percent for fiscal 1999. Excluding non-recurring pre-tax charges of $14.7 million in fiscal 2000 and $554.2 million in fiscal 1999, the effective income tax rates would have been 32.4 percent and 34.0 percent, respectively. The reduction in the fiscal 2000 effective income tax rate is due to tax planning initiatives including profits generated in low tax jurisdictions.

Liquidity and Capital Resources
-------------------------------

Operating activities provided $543.3 million of cash and cash equivalents for the nine-month period ended January 28, 2000 compared to $382.7 million for the same period a year ago. Working capital was $1,612.9 million at January

28, 2000, an increase of $174.3 million over the $1,438.6 million at April 30, 1999. The current ratio was 2.4:1 at January 28, 2000 and at April 30, 1999. Account receivable balances have increased by approximately $213 million since April 30, 1999 primarily as a result of increased sales. Inventories have increased by approximately $135 million since April 30, 1999 as the Company has built inventories in anticipation of product launches and plant closures. Cash and cash equivalents decreased $73.7 million during the nine-month period. Other significant uses of cash during the period included purchases of property, plant, and equipment, repurchases of common stock under the Company's systematic stock repurchase plan, and payment of dividends to shareholders.

Year 2000 Update
----------------

The Company had a formal program in place since 1996 with assigned Year 2000 staff to ensure that its critical areas, related to business information systems, products, facilities, non-information systems with embedded technology and key third party suppliers, would operate normally before, during and after the Year 2000.

Since entering the year 2000, the Company has not experienced any major disruptions to its business related to the Year 2000 issue, and reported that its products, facilities and systems operated normally after the changeover. The Company received no patient, hospital or physician reports of Year 2000 problems with its implantable devices, and none were expected, since the delivery of therapy through these devices is not dependent upon any external calendar date. The Company will continue to monitor its critical areas over the next several months, but does not anticipate any significant impacts due to Year 2000 exposures from its internal systems as well as from the activities of its suppliers or customers.

The Company incurred approximately $26 million in external and internal costs on a pre-tax basis to address its Year 2000 readiness issues. These costs were incurred largely throughout fiscal 1998, 1999 and 2000. No significant future expenses are expected to be incurred.

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


                          PART II -- OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

In 1993, AcroMed Corporation commenced a patent infringement lawsuit against Sofamor Danek in U.S. District Court in Cleveland, Ohio. Sofamor Danek obtained summary judgment as to two of four patents and tried claims with respect to the remaining two patents in May 1999. The jury found that certain Sofamor Danek spinal fixation products infringed these two patents and an injunction was issued by the court in December 1999. The court also imposed damages, including pre-judgment interest in the amount of $48 million. The Company has appealed the judgment to the Court of Appeals for the Federal Circuit, Washington, D.C. and believes that meritorious bases exist for its reversal. The litigation focuses on a relatively minor portion of Sofamor Danek's products, many of which have been superseded by newer designs, and will not have a material impact on the Company's financial position, results of operations or liquidity.

The stent industry is currently characterized by extensive patent litigation and the Company's newly acquired subsidiary, Medtronic AVE, Inc., is both a plaintiff and a defendant in lawsuits with Johnson & Johnson, Guidant Corporation, and Boston Scientific Corporation over their respective patents, with plaintiffs in each case alleging patent infringement and seeking injunctive relief and monetary damages. The Company sued Guidant Corporation and Boston Scientific Corp. in U.S. District Court in Minneapolis claiming that Guidant's ACS RX Multi-Link(R) coronary stent and Boston Scientific's Nir(R) stent infringed the Company's Wiktor(R) stent patent. Following a patent claims construction ruling in favor of Guidant and Boston Scientific, the Company consented to entry of judgment and has filed an appeal with the Court of Appeals for the Federal Circuit in Washington, D.C. The Company will continue to aggressively enforce its patent rights.


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

              27 - Financial Data Schedule (For SEC use only)

      (b)   Reports on Form 8-K

            During the quarter ended January 28, 2000, the Company filed (i) a Report on Form 8-K dated November 3,1999 reporting under Item 5 the conversion ratio for its proposed merger with Xomed Surgical Products, Inc., and (ii)a Report on Form 8-K dated November 5, 1999 reporting under Item 2 the completion of the previously announced transaction with Xomed Surgical Products, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  Medtronic, Inc.
                                                   (Registrant)



Date:  March 9, 2000                   /S/ WILLIAM W. GEORGE
                                       -----------------------------------------
                                       William W. George
                                       Chairman
                                       and Chief Executive Officer



Date:  March 9, 2000                   /S/ ROBERT L. RYAN
                                       -----------------------------------------
                                       Robert L. Ryan
                                       Senior Vice President
                                       and Chief Financial Officer