Form 10-K
period 2000-04-30
MEDTRONIC INC
filed 2000-07-21
CIK 64670

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     FOR THE FISCAL YEAR ENDED APRIL 30, 2000

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

                            7000 CENTRAL AVENUE N.E.
                          MINNEAPOLIS, MINNESOTA 55432
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                        TELEPHONE NUMBER: (763) 514-4000

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

AGGREGATE MARKET VALUE OF VOTING STOCK OF MEDTRONIC, INC. HELD BY NONAFFILIATES OF THE REGISTRANT AS OF JULY 7, 2000, BASED ON THE CLOSING PRICE OF $50.0625, AS REPORTED ON THE NEW YORK STOCK EXCHANGE: $60 BILLION.

SHARES OF COMMON STOCK OUTSTANDING ON JULY 7, 2000: 1,198,275,563

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF REGISTRANT'S 2000 ANNUAL REPORT ARE INCORPORATED BY REFERENCE INTO PARTS I, II AND IV; PORTIONS OF REGISTRANT'S PROXY STATEMENT FOR ITS 2000 ANNUAL MEETING ARE INCORPORATED BY REFERENCE INTO PART III.
================================================================================

                                     PART I

ITEM 1. BUSINESS

     GENERAL. Medtronic, Inc. (together with its subsidiaries, "Medtronic" or the "company") is the world's leading medical technology company, providing lifelong solutions for people with chronic disease. Medtronic was founded in 1949 and incorporated as a Minnesota corporation in 1957. Primary products include those for bradycardia pacing, tachyarrhythmia management, atrial fibrillation management, heart failure management, coronary and peripheral vascular disease, heart valve replacement, extracorporeal cardiac support, minimally invasive cardiac surgery, malignant and non-malignant pain, movement disorders, spinal and neurosurgery, neurodegenerative disorders, and ear, nose and throat (ENT) surgery.

     Medtronic operates its business in four operating business units, which are aggregated into one reportable segment, that of manufacturing and selling device-based medical therapies. The company does business in more than 120 countries. The company's operating business units include cardiac rhythm management; vascular; cardiac surgery; and neurological, spinal and ENT.

     In addition to its internal research and development, in fiscal 2000 Medtronic augmented its product lines through various acquisitions including, but not limited to, the acquisition of Xomed Surgical Products, Inc. ("Xomed"). On November 5, 1999, Medtronic, Inc. acquired all of the outstanding stock of Xomed through a merger of a newly created subsidiary of Medtronic, Inc., into Xomed. Pursuant to the merger, the shareholders of Xomed received approximately
21.4 million shares of Medtronic common stock. Medtronic Xomed is the world's leading provider of surgical devices used by ENT physicians. Medtronic Xomed's products are used to treat sinus and rhinology conditions, otological conditions, and various other head and neck conditions.

     The acquisition of Xomed has been accounted for as a pooling-of-interests and, accordingly, the company's consolidated financial statements for fiscal 2000 and for prior years have been restated to include the results of operations, financial positions, and cash flows of Xomed. References in this Form 10-K to financial information of the company have been adjusted to reflect the restated financial statements.

     In January 2000, Medtronic introduced Vision 2010, the company's strategic initiative to provide patients and the medical community with comprehensive, lifelong solutions for the management of chronic disease. In the next decade, the company anticipates that the internet, technology advancements and the empowered patient will transform the nature of healthcare services. This convergence will result in better care at lower cost to the healthcare system and greater quality of life and convenience to the patient. In fiscal 2000, Medtronic introduced several important e-business initiatives toward this goal, including those listed below.

     In January 2000, Medtronic announced the formation of a new Patient Management Business within Cardiac Rhythm Management involving collaborations with information technology leaders including Microsoft Corporation and International Business Machines Corp. (IBM). This new Patient Management Business will seek to leverage the convergence of biomedical and information technologies to provide new computer-based systems to help physicians manage patients with chronic cardiovascular disease. Collaborative efforts will be directed toward development of systems enabling patients to have direct connectivity to specialty care teams of physicians anywhere in the world, at any time, via internet-based programs.

     In January 2000, Medtronic and Healtheon/WebMD announced the formation of a global partnership to provide health care information on the internet and other communications media to both consumers and physicians. Medtronic has entered into an agreement committing up to $50 million to Healtheon/WebMD over a four-year period for extensive initiatives reaching both consumers and physicians, including developing internet applications to provide information on medical products and treatments, as well as creating dedicated online health information channels for disease-focused communities. Healtheon/WebMD's web site, Webmd.com, will also support Medtronic's Patient Management Business by linking users to WebMD content and services. Medtronic also plans to invest in WebMD Europe, a company to be formed by the global joint venture between News Corporation and Healtheon/WebMD.

     In March 2000, Johnson & Johnson, GE Medical Systems, Baxter International, Inc., Medtronic and Abbott Laboratories announced the creation of a global health care exchange that will be an independent internet-based company. Other suppliers have since joined the exchange. The creation of this global health care exchange will help healthcare providers make quicker, more efficient purchasing decisions and simplify business processes by providing a single source for ordering healthcare purchases. The privately held, independent, on-line enterprise will facilitate the exchange of information related to ordering medical equipment, devices and healthcare products and services worldwide, and also provide access to extensive clinical content. It will provide equal access to all healthcare manufacturers, suppliers, distributors, providers, group purchasing organizations and other healthcare trading partners.

     CARDIAC RHYTHM MANAGEMENT. Cardiac Rhythm Management products consist primarily of products for bradycardia pacing, tachyarrhythmia management, external defibrillation and ablation, as well as products for treating atrial fibrillation and congestive heart failure.

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

     Advances in bradycardia pacing in fiscal 2000 include the U.S. commercial release of the Medtronic.Sigma(TM) family of pacemakers in August 1999. The Medtronic.Sigma pacing systems offer a number of enhanced patient therapies and patient management tools, including collection of comprehensive, accessible diagnostic information, which are not typically found in the standard and basic pacing market segments. The Medtronic.Sigma pacing line complements Medtronic's advanced pacing systems, the Medtronic.Kappa(TM) 400 and 700 Series which are market-released worldwide. The Medtronic.Kappa 700 series features a highly adaptive pacing system that provides continuous customized therapy while streamlining clinical care. The Medtronic.Kappa 400 series offers dual sensor automated rate responsive pacing and data collection for enhanced diagnostic capabilities. In general, the Kappa(R) pacemakers are designed to adjust heart rate to match patient activity without requiring a hospital or clinic visit. In December 1999, Medtronic launched Today's Kappa(R), the next generation pacing software for its Medtronic Kappa(R) family of pacemakers. Today's Kappa allows physicians to most efficiently apply the benefits of the Kappa's advanced pacing diagnostic and therapeutic technologies to deliver optimal patient care.

     Medtronic also markets the CapSure(R) Z and CapSureFix(R) steroid-eluting leads, which deliver more concentrated levels of electrical energy that extend device life. The CapSureFix NOVUS(TM), a new pacing lead with smaller size for increased maneuverability during implant, is in clinical investigation. In September 1999, Medtronic received FDA clearance for the U.S. commercial release of a new pacemaker lead designed for the youngest and smallest heart patients, the Medtronic CapSure(TM) Epi bipolar lead. This is the first bipolar, steroid-eluting epicardial lead on the market and it provides the benefit of steroid for reduced pacing thresholds.

     In September 1999, the Vitatron organization of Medtronic released for commercial sale in the U.S. seven pacemakers from its Collection(TM) II and Vita(TM) families, five of which incorporate the first new rate responsive sensor technology to be offered in the U.S. market in nearly 10 years. The new Vitatron(R) pacing systems feature two proven rate responsive sensors -- the Q-T sensor and the Activity sensor -- which enable the devices to automatically adjust pacing impulses to the circulatory needs of the patient's body. The Collection II pacemaker family features the Diamond(R)II DDDR, the Ruby(TM)II DDD, the Topaz(TM)II SSIR and the Jade(TM)II SSI; the Vita family of pacemakers includes the Vita DR, Vita D and Vita SR models.

     In fiscal 2000, Vitatron also announced the commercial release outside the U.S. of three new products targeting atrial fibrillation, the world's most common heart rhythm disorder. In May 2000, Vitatron commercially released the Vitatron PreventAF(TM), the Vitatron DiagnoseAF(TM) and Vitatron Selection(R) AF2.0 software atrial fibrillation products. The Vitatron PreventAF is the world's first device to feature four pacing functions designed to prevent atrial fibrillation and incorporates an advanced dual-chamber, rate responsive pacemaker with beat-to-beat mode switching and dual sensor technology. The Vitatron DiagnoseAF system combines state-of-the art pacemaker functions, including fast mode switching and dual-sensor rate response technology, with atrial fibrillation-focused diagnostic capabilities. The Vitatron Selection AF2.0 software is a non-invasive upgrade for patients who have the Vitatron Selection 900 implantable pacemaker which gives them the same algorithms and protection against atrial fibrillation as those patients with the new PreventAF system. These devices are in clinical evaluation in the U.S.

     Tachyarrhythmia management products include implantable devices and transvenous lead systems for treating ventricular tachyarrhythmias, which are abnormally fast, and sometimes fatal, heart rhythms. The systems offer a tiered therapy of pacing, cardioversion and defibrillation, and may be implanted in the upper chest using endocardial leads, which reduces patient trauma, hospitalization time and costs. Medtronic's Gem(R) family of implantable defibrillators is intended to meet the needs of patients with multiple heart rhythm problems. The Gem single chamber defibrillator is designed to provide rate responsive pacing in the lower chamber of the heart, while the Gem DR(TM) features an advanced dual chamber rate responsive pacing capability as well as advanced detection and diagnostic tools.

     In June and July 1999, Medtronic released for commercial sale in the U.S. the next generation in the Gem(R) family of devices, the Gem II DR and the Gem II VR. The Gem II DR offers patient benefits comparable to the Gem DR but in a 35% smaller size. The GEM II VR defibrillator is the single chamber counterpart to the GEM II DR. The Gem II products are technologically-advanced, implantable defibrillators for treating complex heart rhythm problems.

     Medtronic also markets the Jewel(R) line of devices, including the Micro Jewel(R) II implantable defibrillator, which offers expanded diagnostic capabilities. The Jewel(R) AF shares with the Gem DR the ability to provide rate responsive treatment of arrhythmias in both the atrium and the ventricle. The Jewel AF was commercially released in Europe and other international markets in June 1998 and approved by the FDA for commercial use in the U.S. in June 2000.

     Medtronic markets a full line of active and passive steroid-eluting defibrillator leads. The entire line of tachyarrhythmia devices, like the bradycardia pacemakers, are programmed with the Model 9790 programmer.

     The company offers an implantable device, the Reveal(R) Plus Insertable Loop Recorder (ILR), to diagnose complex arrhythmias or other chronic perplexing heart problems. Once implanted, the Reveal Plus recorder continuously monitors the heart's electrical activity and records electrocardiogram information in up to a 42 minute loop. The monitor can be programmed to automatically capture the ECG when a heart rhythm problem occurs. The information is stored and can be non-invasively retrieved by the physician. The successor to the Reveal(R) ILR, the Reveal Plus ILR, was commercially released in the U.S. in February 2000 and in Europe in March 2000.

     Medtronic commercially markets two products that monitor and treat congestive heart failure, a seriously debilitating condition in which the heart does not pump enough blood to meet the body's demands. In August 1998, Medtronic introduced in European markets the InSync(TM) cardiac stimulator designed to assist heart failure patients by improving the contraction sequence of up to three chambers of the heart to optimize cardiac function and cardiovascular circulation. In June 2000, the InSync(R) ICD, which offers defibrillation as well as resynchronization capabilities, was commercially released in Europe and certain Asian markets. The InSync and InSync ICD systems are used with Medtronic's Attain(TM) Side-Wire lead system designed to provide lower left heart chamber pacing in varied patient anatomies. The InSync, InSync ICD and Attain Side-Wire leads are in clinical evaluation in the U.S.

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

In fiscal 2000, Medtronic Physio-Control received FDA clearance for U.S. commercial release of biphasic versions of its LIFEPAK 12 defibrillator/monitor series and its LIFEPAK 500 automated external defibrillator. Other products include the QUIK-COMBO(TM) electrodes which are multiple function electrodes permitting the LIFEPAK products to pace, defibrillate and monitor electrocardiograms through a single pair of electrodes. The CODE-STAT(TM) and CODE-STAT suite data management systems are Windows(R) based software programs that allow users to conduct post-event review and data analysis.

     The company's Cardiac Rhythm Management products accounted for 49.9% of Medtronic's net sales during the fiscal year ended April 30, 2000 ("fiscal 2000"), 50.1% of net sales in fiscal 1999 and 55.0% of net sales in fiscal 1998.

     VASCULAR. The Vascular product line supports the interventional treatment of diseased coronary and peripheral blood vessels. Medtronic's primary involvement in the vascular area had historically been in coronary angioplasty. Medtronic's acquisition of AVE in January 1999 significantly expanded the company's portfolio of coronary stent systems, balloon catheters, guidewires and guiding catheters.

     Vascular products include both modular and laser-cut stent systems. In fiscal 2000, Medtronic obtained FDA clearance for U.S. commercial sales of several modular stent systems. The S670(TM) With Discrete Technology(TM) Stent Systems in both over-the-wire and rapid exchange perfusion platforms were commercially released in the U.S. in late 1999. The S670 incorporates advanced stent design, offering greater stent flexibility, superior deliverability, enhanced scaffolding efficiency, and a reduced crossing profile. Discrete Technology(TM) refers to the precise alignment of the stent on the balloon, thereby ensuring complete stent expansion while minimizing balloon overhang and potentially reducing the likelihood of arterial damage. In fiscal 2000, Medtronic also received clearance to market the S670 With Discrete Technology in Japan. The S670 has been commercially available in Europe since April 1999. In May 2000, Medtronic also introduced in the U.S. a stent specifically designed for smaller vessels, the S660 With Discrete Technology(TM). Available in both over-the-wire and rapid exchange perfusion versions in the U.S., the S660 is one of the lowest profile stents available on the market.

     The BeStent(TM)2 With Discrete Technology(TM) Rapid Exchange Coronary Stent Delivery System received clearance for commercial release in Europe in May 2000. The BeStent2 is currently in clinical evaluation in the U.S.

     The company's line of coronary dilation catheters in the over-the-wire category include the D114S(TM) balloon catheter for angioplasty which received FDA clearance for U.S. commercial release in August 1999. In the rapid exchange segment of the market, the XIS(TM) balloon catheter was introduced in Europe in May 1999 and the LTX2(TM) catheter was released in Japan in April 1999. The company also offers enhanced coronary guide catheters, including the Z2(TM) line, and the Fusion(TM) family of guidewires.

     The coronary vascular product line is complemented by a wide range of peripheral vascular products, including the AneuRx(TM) and Talent(TM) stent grafts for minimally invasive abdominal aortic aneurysm repair therapy. These products are commercially available in Europe and the AneuRx stent graft system is available in the U.S., having received FDA clearance in September 1999. In April 2000, the company announced the launch of two additional components for its AneuRx(TM) Stent Graft System. Available in select geographies outside the U.S., the AneuRx(TM) Descending Thoracic Aorta (DTA) Stent Graft System adapts the technologies of the original AneuRx system for use in the endovascular treatment of aneurysms above the abdomen in the descending thoracic aorta. The AneuRx IDS Delivery System is designed to make stent graft delivery a one-step process for abdominal aortic aneurysms and is available in the U.S., Europe, Australia and certain countries in Asia. The company also offers balloon-expandable biliary stents in the U.S and balloon-expandable peripheral vascular stent systems in markets outside the United States, and a biliary and renal stent in selected countries outside the U.S. The company is also developing a line of stents for use in interventional neuroradiology applications.

     In October 1999, Medtronic announced the signing of a three-year supply agreement with Premier Purchasing Partners, Inc., for coronary stents as well as dilatation catheters, coronary guidewires, guide catheters and diagnostic products. These products, all of which are produced, marketed and sold through the Vascular organization, will be made available to Premier's membership of approximately 1,800 hospitals and other health care organizations in all 50 U.S. states.

     The company's Vascular products accounted for 15.8% of net sales in fiscal 2000, 17.0% of net sales in fiscal 1999 and 11.8% of net sales in fiscal 1998.

     CARDIAC SURGERY. Cardiac Surgery products consist of heart valves, perfusion systems, cannulae and surgical accessories. The heart valve product line includes tissue and mechanical valves and repair products for damaged or diseased heart valves. The Freestyle(R) stentless aortic tissue heart valve, available in the U.S. since 1997, features advanced tissue technology for improved blood flow and increased durability. In September 1999, Medtronic received FDA clearance for U.S. commercial release of its Hancock(R) II tissue valve, available in both aortic and mitral models. Through a series of strategic acquisitions over the past decade, including the acquisition of AVECOR Cardiovascular, Inc. in March 1999, Medtronic now markets a complete line of blood-handling products that form the extracorporeal life-support circuit for maintaining and monitoring blood circulation and coagulation status, oxygen supply and body temperature while the patient is undergoing open-heart surgery.

     The company also markets enabling technologies in beating heart bypass surgery, including the Medtronic Octopus(R) family of tissue stabilization systems: the Octopus(R), Octopus2(R), the Octopus(R)2+ and the Octopus(R)3 tissue stabilizing systems. These systems are used to stabilize sites on the beating heart to enable the surgeon to complete bypass grafts. The Octopus 2+ system was introduced commercially beginning in October 1999 and the Octopus 3 was launched on a worldwide basis in May 2000. Accompanying the launch of the Octopus 3 were three other new cardiac surgery products: the ClearView(R) Intracoronary Shunt, the QuickFlow DPS(TM) Distal Perfusion System and the ClearView(R) Blower/Mister system. These new products are designed to provide surgeons with added flexibility, visibility and access to the surgical site.

     The company's Cardiac Surgery products accounted for 9.3% of Medtronic's net sales during fiscal 2000, 9.3% of net sales in fiscal 1999 and 11.1% of net sales in fiscal 1998.

     NEUROLOGICAL, SPINAL AND ENT. Neurological, Spinal and ENT products consist primarily of implantable neurostimulation devices, drug administration systems, spinal products, neurosurgery products, functional diagnostic systems and surgical products used by ENT physicians. Medtronic's acquisitions of Sofamor Danek and Midas Rex in fiscal 1999 significantly added to the products offered. Medtronic Sofamor Danek produces devices, instruments, computer-assisted visualization products and biomaterials used by orthopedic surgeons and neurosurgeons in the treatment of disorders of the cranium and spine, including a wide range of sophisticated internal fixation devices, such as interbody fusion systems, the Med(TM) MicroEndoscopic Discectomy System used for the surgical removal of vertebral discs and the StealthStation(R) System, an advanced computer-assisted, image guided surgery system which provides surgeons with the capability to plan, navigate and precisely position surgical tools and devices during cranial and spinal procedures. In May 1999, Medtronic Sofamor Danek received FDA clearance for U.S. commercial introduction of the INTER FIX(TM) threaded Spinal Fusion Device, which is designed to treat severe back pain caused by degenerative disc disease. In May 2000, Medtronic Sofamor Danek's INTER FIX(TM) RP (Reduced Profile) Threaded Spinal Fusion Device received clearance from the FDA for U.S. commercial introduction.

     Through Medtronic PS Medical, the company also manufactures and distributes cerebrospinal fluid shunts and neurosurgical implants. With Midas Rex, Medtronic acquired high speed neurological powered instruments, including pneumatic instrumentation for surgical dissection of bones, biometals, bioceramics and bioplastics. Other instruments manufactured by Midas Rex assist in orthopedic, otolaryngological, maxillofacial and craniofacial procedures, as well as plastic surgery. Medtronic's acquisition of Xomed, Inc. in November 1999 established Medtronic Xomed as the global leader in providing surgical products used by ENT surgeons.

     In October 1999, Medtronic, Inc. and Novation, the foremost supply chain management company in healthcare, announced that they had signed three agreements under which Medtronic will supply spinal and cardiac care products to the more than 2,000 health care organizations that purchase supplies through Novation.

     The company also produces implantable systems for spinal cord and brain stimulation to treat pain and movement disorders. Neurostimulation products include the Itrel(R) 3 spinal cord stimulation system, which features a patient-operated control unit, and the Mattrix(R) stimulator, which offers a dual stimulation mode for more effective pain management. In November 1999, Medtronic announced that its Synergy(R) Neurostimulation System, the first and only totally implantable dual channel therapy designed to aid in the management of chronic intractable pain of the trunk or limbs, had received approval from the FDA. The Activa(R) therapy for essential tremor and tremor associated with Parkinson's disease was commercially released in the U.S. in fiscal 1998. Activa Parkinson's Control Therapy for other major symptoms of Parkinson's disease was commercially released in Europe in fiscal 1998 and has received the FDA's advisory panel recommendation for approval of commercial release in the U.S. The Activa system allows neurostimulation levels to be adjusted noninvasively after implant according to the needs of each patient. Medtronic began commercial sales of the Medtronic Kinetra(TM) neurostimulator throughout Europe and Canada in October 1999. The Medtronic Kinetra simplifies the delivery of therapy for the debilitating symptoms of both Parkinson's disease and Essential Tremor through a single device. The Kinetra neurostimulator and its new hand-held Access(TM) Therapy Controller are used to deliver Activa Parkinson's Control Therapy and Tremor Control Therapy. The Kinetra neurostimulator and the Access Therapy Controller are awaiting FDA clearance in the U.S.

     Medtronic also received approval of a humanitarian device exemption (HDE) from the FDA for an implantable therapy using electrical stimulation of the stomach to treat patients with a severe, often life threatening, form of gastroparesis. The therapy, Medtronic Enterra(TM) Therapy, uses an implanted neurostimulator to deliver electrical pulses to nerves in the stomach.

     In April 1999, Medtronic received FDA clearance for U.S. commercial introduction of the InterStim(R) Therapy for additional urinary control indications including urinary retention and symptoms of urgency/frequency. InterStim Therapy uses neurostimulation from a stopwatch-sized neurostimulator placed under the skin to send mild electrical pulses to the sacral nerves in the lower back that control bladder function.

     The drug delivery product line consists primarily of implantable programmable and fixed rate drug delivery systems that are used in treating chronic intractable pain and cerebral and spinal spasticity, including the SynchroMed(R), SynchroMed(R) EL (Extended Life) and IsoMed(TM) drug delivery systems. The SynchroMed and SynchroMed EL drug delivery systems consist of a small device implanted in the abdominal region and a catheter that delivers medication to the fluid surrounding the spinal cord or other specific sites within the body. The system bypasses the digestive system and the blood brain barrier, an achievement essential for drug delivery to the central nervous system. The SynchroMed EL, which was released in the U.S. market in May 1999, offers extended battery life that increases the average time between replacement surgeries. The IsoMed pump is commercially available in Europe and is in clinical investigation in the U.S.

     The company also is a world leader in computer-supported systems to diagnose urological, digestive and neurological disorders.

     The Neurological, Spinal and ENT products accounted for 25.0% of net sales for fiscal 2000, 23.6% of net sales for fiscal 1999 and 22.1% of net sales for fiscal 1998.

     GOVERNMENT REGULATION AND OTHER MATTERS. Government and private sector initiatives to limit the growth of health care costs, including price regulation, competitive pricing, coverage and payment policies and managed-care arrangements, are continuing in many countries where the company does business, including the United States. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical therapies. Although the company believes it is well positioned to respond to changes resulting from this worldwide trend toward cost containment, the uncertainty as to the outcome of any proposed legislation or changes in the marketplace precludes the company from predicting the impact these changes may have on future operating results.

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

     The company operates in an industry characterized by extensive patent litigation. Patent litigation can result in significant damage awards and injunctions that could prevent the manufacture and sale of affected products or result in significant royalty payments in order to continue producing the products. At any given time, the company is generally involved as both a plaintiff and a defendant in several patent infringement actions. While the company believes that the patent litigation incident to its business will generally not have a material adverse impact on the company's financial position or liquidity, it could possibly be material to the consolidated results of operations of any one period.

     The company also operates in an industry susceptible to significant product liability claims. In recent years, there has been an increased public interest in product liability claims for implanted medical devices, including pacemakers, leads and spinal systems. These claims may be brought by individuals seeking relief for themselves or, increasingly, by groups seeking to represent a class. In addition, product liability claims may be asserted against the company in the future relative to events not known to management at the present time. Management believes that the company's risk management practices, including insurance coverage, are reasonably adequate to protect against potential product liability losses.

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

     In 1994, governmental authorities in Germany began an investigation into certain business and accounting practices by medical device manufacturers. As part of this investigation, documents were seized from the company and certain other manufacturers. Subsequently, the United States Securities and Exchange Commission (the "SEC") also began an inquiry into this matter. In August 1996, the SEC issued a formal non-public order of investigation to the company, as it did to at least one other manufacturer. Based upon currently available information, the company does not expect these investigations to have a materially adverse impact on the company's financial position, results of operations or liquidity.

     SALES, MARKETS AND DISTRIBUTION METHODS. The primary markets for Medtronic's products are hospitals, other medical institutions and physicians in the United States and other countries around the world.

     Medtronic sells most of its products and services directly through its staff of trained, full-time sales representatives in the United States and through a combination of direct sales representatives and independent distributors in international markets. The main markets for products are the United States, Western Europe and Japan.

     RAW MATERIALS AND PRODUCTION. Medtronic generally has vertically integrated manufacturing operations and, as appropriate, makes its own microprocessors, lithium batteries, feedthroughs, integrated and hybrid circuits, and certain other components. Medtronic purchases many of the parts and materials used in manufacturing its components and products from external suppliers. Medtronic's single-and sole-sourced materials include materials such as adhesives, polymers, elastomers and resins; certain integrated circuits and other electrical/electronic/mechanical components; power sources, battery anodes, pyrolytic carbon discs, pharmaceutical preparations such as Lioresal(R) (baclofen, USP) Intrathecal (registered trademark of Novartis Pharmaceutical Corporation), and computer and other peripheral equipment.

     Certain of the raw materials and components used in Medtronic products are available only from a sole supplier. Materials are purchased from single sources for reasons of quality assurance, sole source availability or cost effectiveness. Medtronic works closely with its suppliers to assure continuity of supply while maintaining high quality and reliability. However, in an effort to reduce potential product liability exposure, certain suppliers have terminated or may terminate sales of certain materials and parts to companies that manufacture implantable medical devices. The Biomaterials Access Assurance Act was adopted in 1998 to help ensure availability of raw materials and component parts essential to the manufacture of medical devices. Management cannot estimate the impact of this law on supplier arrangements.

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

     COMPETITION AND INDUSTRY. Medtronic sells therapeutic and diagnostic medical devices in the United States and around the world. In the product lines in which Medtronic competes, the company faces a mixture of competitors ranging from large multi-line manufacturers to smaller manufacturers that offer a limited selection of products. In addition, the company faces competition from providers of alternative medical therapies such as pharmaceutical companies. Important factors to Medtronic's customers include product reliability and performance, product technology that provides for improved patient benefits, breadth of product lines and related product services provided by the manufacturer, and product price. Major shifts in industry market share have occurred in connection with product problems, physician advisories and safety alerts, reflecting the importance of product quality in the medical device industry. In the current environment of managed care, economically motivated buyers, consolidation among health care providers, increased competition and declining reimbursement rates, Medtronic has been increasingly required to compete on the basis of price. Medtronic believes that its continued competitive success will depend upon its continued ability to create or acquire scientifically advanced technology, apply its technology cost-effectively across product lines and markets, develop or acquire proprietary products, attract and retain skilled development personnel, obtain approvals, and manufacture and successfully market its products.

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

     Medtronic is the third largest manufacturer and supplier of prosthetic heart valves (consisting of tissue and mechanical heart valves) within and outside the U.S. One large manufacturer is the leading competitor in mechanical heart valves and two other companies are major competitors in tissue heart valves. These three companies and Medtronic are the primary manufacturers and suppliers of heart valves within the U.S. These three companies plus a few other competitors account for most of the worldwide heart valve sales.

     RESEARCH AND DEVELOPMENT. Medtronic spent the following amounts on research and development: $479.7 million in fiscal 2000 (9.6% of sales), $434.2 million in fiscal 1999 (10.3% of sales) and $372.2 million in fiscal 1998 (10.9% of net sales). These amounts have been applied toward improving existing products, expanding their applications, and developing new products. Medtronic's research and development projects span such areas as sensing and treatment of cardiovascular disorders (including bradycardia and tachyarrhythmia, fibrillation and sinus node abnormalities); improved heart valves, membrane oxygenators and centrifugal blood pump systems; products for the heart/lung bypass circuit; emergency defibrillation and vital sign assessment; implantable drug delivery systems for pain, spasticity and other neurological applications; muscle and neurological stimulators; spinal fusion products, biological products to induce bone growth, prosthetic discs and visualization technology to aid surgeons; therapeutic angioplasty catheters; coronary and peripheral stents and stented grafts, and treatments for restenosis; implantable physiologic sensors; treatments for heart failure; and materials and coatings to enhance the blood/device interface.

     Medtronic has not engaged in significant customer or government sponsored research.

     EMPLOYEES. On April 30, 2000, Medtronic and its subsidiaries employed 21,490 people on a regular, full-time basis and, including temporary and part-time employees, a total of 24,890 employees on a full-time equivalent basis.

     U.S. AND NON-U.S. OPERATIONS. Medtronic sells products in more than 120 countries. For financial reporting purposes, revenues and long-lived assets attributable to significant geographic areas are presented in Note 14 to the consolidated financial statements, incorporated herein by reference to Medtronic's 2000 Annual Report on page 45.

     Operation in countries outside the U.S. is accompanied by certain financial and other risks. Relationships with customers and effective terms of sale frequently vary by country, often with longer-term receivables than are typical in the U.S. Inventory management is an important business concern due to the potential for rapidly changing business conditions and currency exposure. Currency exchange rate fluctuations can affect income from, and profitability of, non-U.S. operations. Medtronic attempts to hedge these exposures to reduce the effects of foreign currency fluctuations on net earnings. See the "Market Risk" section of Management's Discussion and Analysis of Results of Operations and Financial Condition and Note 4 to the consolidated financial statements, incorporated herein by reference to Medtronic's 2000 Annual Report on pages 25 and 37, respectively. Certain countries also limit or regulate the repatriation of earnings to the United States. Non-U.S. operations in general present complex tax and money management issues requiring sophisticated analysis to meet the company's financial objectives.

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

     Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the company's forward-looking statements, the factors include those noted in the preceding sections of this Annual Report on Form 10-K and in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" incorporated herein by reference from the company's 2000 Annual Report, as well as (i) trends toward managed care, health care cost containment, and other changes in government and private sector initiatives, in the United States and other countries in which the company does business, that are placing increased emphasis on the delivery of more cost-effective medical therapies; (ii) the trend of consolidation in the medical device industry as well as among customers of medical device manufacturers, resulting in more significant, complex, and long-term contracts than in the past and potentially greater pricing pressures;
(iii) the difficulties and uncertainties associated with the lengthy and costly new product development and regulatory clearance processes, which may result in lost market opportunities or preclude product commercialization; (iv) efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals, or declining sales; (v) changes in governmental laws, regulations, and accounting standards and the enforcement thereof that may be adverse to the company; (vi) increased public interest in recent years in product liability claims for implanted medical devices, including pacemakers, leads and spinal systems, and adverse developments in litigation involving the company; (vii) other legal factors including environmental concerns and patent disputes with competitors; (viii) agency or government actions or investigations affecting the industry in general or the company in particular; (ix) the development of new products or technologies by competitors, technological obsolescence, and other changes in competitive factors; (x) risks associated with maintaining and expanding international operations; (xi) business acquisitions, dispositions, discontinuations or restructurings by the company; (xii) the integration of businesses acquired by the company; (xiii) the price and volume fluctuations in the stock markets and their effect on the market prices of technology and health care companies; and (xiv) economic factors over which the company has no control, including changes in inflation, foreign currency rates, and interest rates.

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

     WILLIAM W. GEORGE, age 57, has been Chairman and Chief Executive Officer since August 1996, was President and Chief Executive Officer from May 1991 to August 1996, and was President and Chief Operating Officer from March 1989 to April 1991. He has been a director since March 1989. Prior to joining the company, Mr. George was President, Space and Aviation Systems Business, at Honeywell Inc. from December 1987 to March 1989. During his 11 years with Honeywell, Mr. George served in several other executive positions including President, Industrial Automation and Control, from May 1987 to December 1987, and Executive Vice President of that business from January 1983 to May 1987.

     ARTHUR D. COLLINS, Jr., age 52, has been President and Chief Operating Officer since August 1996, was Chief Operating Officer from January 1994 to August 1996 and from June 1992 to January 1994 was Executive Vice President and President of Medtronic International. He has been a director since August 1994. Prior to joining the company, Mr. Collins was Corporate Vice President, Diagnostic Products, at Abbott Laboratories from October 1989 to May 1992 and Divisional Vice President, Diagnostic Products, from May 1984 to October 1989. During his 14 years with Abbott, Mr. Collins served in various general management positions both in the United States and Europe.

     GLEN D. NELSON, M.D., age 63, has been Vice Chairman since July 1988, and has been a director since 1980. From August 1986 to July 1988, he was Executive Vice President of the company. Dr. Nelson was Chairman and Chief Executive Officer of American MedCenters, Inc., an HMO management corporation, from July 1984 to August 1986.

     JANET S. FIOLA, age 58, has been Senior Vice President, Human Resources, since March 1994. She was Vice President, Human Resources, from February 1993 to March 1994, and was Vice President, Corporate Human Resources, from February 1988 to February 1993.

     ROBERT M. GUEZURAGA, age 51, has been Senior Vice President and President, Cardiac Surgery, since August 1999, and served as Vice President and General Manager of Medtronic Physio-Control International, Inc., from September 1998 to August 1999. Mr. Guezuraga joined the company after its acquisition of Physio-Control International, Inc. in September 1998, where he had served as President and Chief Operating Officer since August 1994. Prior to that, Mr. Guezuraga served as President and CEO of Positron Corporation from 1987 to 1994 and held various management positions within General Electric Corporation, including GE's Medical Systems division.

     STEVEN B. KELMAR, age 47, has been Senior Vice President, External Relations, since April 2000, and served as Vice President, Corporate Relations and Government Affairs, from June 1997 to April 2000, and as Vice President, Government Affairs, since joining the company in March 1994. Prior to joining the company, Mr. Kelmar was Vice President of Strategic Management Association from 1992 to 1994 and spent 14 years in public service, including as Assistant Secretary for Legislation in the U.S. Department of Health and Human Services.

     STEPHEN H. MAHLE, age 54, has been Senior Vice President and President, Cardiac Rhythm Management, since January 1998. Prior to that, he was President, Brady Pacing, from May 1995 to December 1997 and Vice President and General Manager, Brady Pacing, from January 1990 to May 1995. Mr. Mahle has been with the company for 28 years and served in various general management positions prior to 1990.

     ANDREW P. RASDAL, age 42, has been Senior Vice President and President, Vascular since May 2000. Mr. Rasdal joined the company after its January 1999 acquisition of Arterial Vascular Engineering, Inc. ("AVE"), where he served as Vice President and General Manager, Coronary Vascular, since February 1999. Prior to that, he served as Vice President of Marketing for AVE since March 1998 and as Director of Marketing since February 1997. Prior to joining the company, Mr. Rasdal held sales and marketing positions for EP Technologies, a division of Boston Scientific Corporation, from March 1993 to February 1997. From 1990 to 1993, Mr. Rasdal served as a sales representative for SCIMED Lifesystems, Inc. and as a sales representative and a business analyst for ACS (now Guidant Corporation).

     ROBERT L. RYAN, age 57, has been Senior Vice President and Chief Financial Officer since April 1993. Prior to joining the company, Mr. Ryan was Vice President, Finance, and Chief Financial Officer of Union Texas Petroleum Corp. from May 1984 to April 1993, Controller from May 1983 to May 1984, and Treasurer from March 1982 to May 1983.

     DAVID J. SCOTT, age 47, has been Senior Vice President and General Counsel since joining the company in May 1999 and Secretary since January 2000. Prior to that, Mr. Scott was General Counsel of London-based United Distillers & Vintners from December 1997 to April 1999, General Counsel of London-based International Distillers & Vintners ("IDV") from April 1996 to November 1997, and Senior Vice President and General Counsel of IDV's operating companies in North and South America from January 1993 to March 1996.

     KEITH E. WILLIAMS, age 47, has been Senior Vice President and President, Asia/Pacific since May 1999. He joined the company in April 1997 as President, Asia/Pacific, and Chairman, Medtronic Japan. Prior to that he held various sales, marketing and general management positions with General Electric Medical Systems for 23 years, including President, GE Medical Systems China from 1993 to 1996.

     BARRY W. WILSON, age 56, has been Senior Vice President since September 1997 and President, Europe, Middle East and Africa since joining the company in April 1995. Prior to that, Mr. Wilson was President of the Lederle Division of American Cyanamid/American Home Products from 1993 to 1995 and President, Europe of Bristol-Myers Squibb from 1991 to 1993, where he also served internationally in various general management positions from 1980 to 1991.


ITEM 2. PROPERTIES

     Medtronic's principal offices are owned by the company and located in the Minneapolis, Minnesota metropolitan area. Manufacturing or research facilities are located in Arizona, California, Colorado, Connecticut, Florida, Indiana, Massachusetts, Michigan, Minnesota, Tennessee, Utah, Washington, Puerto Rico, Canada, China, Denmark, France, Germany, India, Ireland, Japan, Mexico, the Netherlands, Sweden, Switzerland, and the United Kingdom. The company's total manufacturing and research space is approximately 2.2 million square feet, of which approximately 75% is owned by the company and the balance is leased.

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


ITEM 3. LEGAL PROCEEDINGS

     In October 1997, Cordis Corporation ("Cordis"), a subsidiary of Johnson & Johnson, filed suit against Arterial Vascular Engineering, Inc., which was acquired by the company in January 1999 ("AVE"), in federal court in the District Court of Delaware alleging that AVE's modular stents infringe certain patents for which Cordis claims to be the exclusive licensee. Boston Scientific Corporation is also a defendant in this suit. The complaint seeks injunctive relief and damages from all defendants. The trial is currently scheduled to begin in November 2000.

     In December 1999, Advanced Cardiovascular Systems, Inc. ("ACS"), a subsidiary of Guidant Corporation, sued Medtronic and AVE in federal court in the Northern District Court of California alleging that the S670 rapid exchange perfusion stent delivery system infringes a patent held by ACS. The complaint seeks injunctive relief and monetary damages. ACS filed a demand for arbitration with the American Arbitration Association in Chicago simultaneously with the lawsuit. AVE has filed a counterclaim denying infringement based on its license to the patent for perfusion catheters as part of the assets acquired from C.R. Bard in 1998 and has asserted that the license agreement requires disputes to be resolved through arbitration. The parties have agreed to arbitrate all claims against AVE. Litigation against Medtronic has been stayed pending the arbitration decision. Discovery is proceeding and a decision is expected in the first half of 2001.

     In March 2000, Boston Scientific Corporation sued AVE in federal court in the Northern District of California alleging that the S670 rapid exchange perfusion stent delivery system infringes a patent held by Boston Scientific. The complaint seeks injunctive relief and monetary damages. AVE has filed a counterclaim denying infringement based on its license to the patent for perfusion catheters as part of the assets acquired from C.R. Bard in 1998 and has asserted that the license agreement requires disputes to be resolved through arbitration. A hearing on the motion to compel arbitration is scheduled for July 2000.

     In December 1997, ACS sued AVE in federal court in the Northern District of California alleging that AVE's modular stents infringe certain patents held by ACS and is seeking injunctive relief and monetary damages. AVE denied infringement and in February 1998 AVE sued ACS in federal court in the District Court of Delaware alleging infringement of certain of its stent patents, for which AVE is seeking injunctive relief and monetary damages. The cases have been consolidated in Delaware with a trial date set for April 2001.

     In 1993, AcroMed Corporation commenced a patent infringement lawsuit against Sofamor Danek Group, Inc., which was acquired by the company in January 1999 ("Sofamor Danek"), in the U.S. District Court in Cleveland, Ohio. Sofamor Danek obtained summary judgment as to two of four patents and tried claims with respect to the remaining two patents in May 1999. The jury found that certain Sofamor Danek spinal fixation products infringed these two patents and an injunction was issued by the court in December 1999. The court also imposed damages, including pre-judgment interest, in the amount of $48 million. The company has appealed the judgment to the Court of Appeals for the Federal Circuit, Washington, D.C. and believes that meritorious bases exist for its reversal. The litigation focuses on a relatively minor portion of Sofamor Danek's products, many of which have been superseded by newer designs, and will not have a material impact on the company's financial position, results of operations or liquidity.

     The company believes that it has meritorious defenses against the above infringement claims and intends to vigorously contest them. While it is not possible to predict the outcome of these actions, the company believes that costs associated with them will not have a material adverse impact on the company's financial position or liquidity, but could possibly be material to the consolidated results of operations of any one period.

     In 1997 and 1999, the company sued Guidant Corporation and Boston Scientific Corp., respectively, in U.S. District Court in Minneapolis claiming that Guidant's ACS RX Multi-Link(R) coronary stent and Boston Scientific's Nir(R) stent infringed the company's Wiktor(R) stent patent. Following a patent claims construction ruling in late 1999 in favor of Guidant and Boston Scientific, the company consented to entry of judgment and has filed an appeal with the Court of Appeals for the Federal Circuit in Washington, D.C.

     Beginning in 1994, Sofamor Danek was named as a defendant in approximately 3,200 product liability lawsuits brought in various federal and state courts around the country. The lawsuits allege the plaintiffs were injured by spinal implants manufactured by Sofamor Danek and other manufacturers. All efforts to obtain class certification have been denied or subsequently withdrawn. In essence, the plaintiffs claim that they have suffered a variety of injuries resulting from use of a spinal system for pedicle fixation and that the company and other manufacturers have conspired to promote such implant systems in violation of law. As of April 30, 2000, a substantial number of the suits have been dismissed or resolved in favor of the company. The remaining cases are in discovery, subject to motions for summary judgment or progressing to trial. The company believes these claims are without merit and will continue to defend against them vigorously.

     In 1996, two former shareholders of Endovascular Support Systems, Inc. ("ESS") filed a lawsuit in Dallas District Court for the State of Texas against AVE and several former officers, directors and shareholders of AVE. The lawsuit alleges that AVE's acquisition of ESS assets was based on fraud and breach of fiduciary duty and that plaintiffs were given insufficient value when they exchanged their stock in ESS for AVE stock in several transactions that occurred from 1993 to 1995. AVE has asserted counterclaims including breach of contract, breach of covenant of good faith and fair dealing, business disparagement and fraud, and has agreed to indemnify the individual defendants. The Court has ruled that the individual defendants owed a fiduciary duty to plaintiffs. The company believes the defendants have meritorious defenses and counterclaims against the plaintiffs and will continue to defend the actions vigorously.

     Note 12 to the consolidated financial statements appearing on pages 43 and 44 of Medtronic's 2000 Annual Report is incorporated herein by reference.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


                                     PART II

ITEM 5. MARKET FOR MEDTRONIC'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The information in the sections entitled "Price Range of Medtronic Stock" and "Investor Information" on page 47 of Medtronic's 2000 Annual Report is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA

     The information for the fiscal years 1996 through 2000 on page 46 of Medtronic's 2000 Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information on pages 22 through 26 of Medtronic's 2000 Annual Report is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information on page 25 of Medtronic's 2000 Annual Report is incorporated by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, together with the report thereon of independent accountants dated May 24, 2000 appearing on pages 27 through 45 of Medtronic's 2000 Annual Report, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF MEDTRONIC

     The information on pages 3 through 6 of Medtronic's Proxy Statement for its 2000 Annual Shareholders' Meeting and on page 10 of such Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. See also "Executive Officers of Medtronic" on pages 11 and 12 hereof.


ITEM 11. EXECUTIVE COMPENSATION

     The sections entitled "Proposal 1 -- Election of Directors -- Director Compensation" and "Executive Compensation" on pages 8 and 9, and 14 through 19, respectively, of Medtronic's Proxy Statement for its 2000 Annual Shareholders' Meeting are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     "Share Ownership Information" on page 10 of Medtronic's Proxy Statement for its 2000 Annual Shareholders' Meeting is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Proposal 1 -- Election of Directors -- Certain Transactions" on page 9 of Medtronic's Proxy Statement for its 2000 Annual Shareholders' Meeting is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. FINANCIAL STATEMENTS

     Report of Independent Accountants (incorporated herein by reference to page 27 of Medtronic's 2000 Annual Report) Statement of Consolidated Earnings -- years ended April 30, 2000, 1999, and 1998 (incorporated herein by reference to page 28 of Medtronic's 2000 Annual Report)

     Consolidated Balance Sheet -- April 30, 2000 and 1999 (incorporated herein by reference to page 29 of Medtronic's 2000 Annual Report)

     Statement of Consolidated Shareholders' Equity -- years ended April 30, 2000, 1999, and 1998 (incorporated herein by reference to page 30 of Medtronic's 2000 Annual Report)

     Statement of Consolidated Cash Flows -- years ended April 30, 2000, 1999, and 1998 (incorporated herein by reference to page 31 of Medtronic's 2000 Annual Report)

     Notes to Consolidated Financial Statements (incorporated herein by reference to pages 32 through 45 of Medtronic's 2000 Annual Report)

     2. FINANCIAL STATEMENT SCHEDULES

     Schedule II. Valuation and Qualifying Accounts -- years ended April 30, 2000, 1999, and 1998 (set forth on page 19 of this report)

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3. EXHIBITS

     2 Agreement and Plan of Merger, dated August 26, 1999, by and among Medtronic, Inc., Xomed Surgical Products, Inc., and MXS Merger Corp., including the Exhibits thereto (Exhibit 2.1).(a)

     3.1 Medtronic Restated Articles of Incorporation, as amended to date (Exhibit 3.1).(b)

     3.2       Medtronic Bylaws, as amended to date (Exhibit 3.2).(c)

     4 Form of Rights Agreement dated as of June 27, 1991 between Medtronic and Norwest Bank Minnesota, National Association, including as Exhibit A thereto the form of Preferred Stock Purchase Right Certificate. (Exhibit 4).(d)

   *10.1       1994 Stock Award Plan.

   *10.2       Management Incentive Plan.

   *10.3       1979 Restricted Stock and Performance Share Award Plan (Exhibit
               10.3).(g)

   *10.4       1979 Nonqualified Stock Option Plan, as amended (Exhibit
               10.4).(c)

   *10.5 Form of Employment Agreement for Medtronic executive officers (Exhibit 10.5).(e)

   *10.6       1991 Restricted Stock Plan for Non-Employee Directors (Exhibit
               10.6).(c)

   *10.7       Capital Accumulation Plan Deferral Program.

   *10.8       Executive Nonqualified Supplemental Benefit Plan (Restated May 1,
               1997). (Exhibit 10.10).(d)

   *10.9       Stock Option Replacement Program.

   *10.10      1998 Outside Director Stock Compensation Plan.

   *10.11      Agreement with Officer (Exhibit 10).(f)

   *10.12 Amendment effective March 5, 1998 to the 1979 Nonqualified Stock Option Plan (Exhibit 10.14).(g)

   *10.13 Amendment effective April 30, 1999 to Stock Award and Compensatory Plans (Exhibit 10.13).(h)

    13 Those portions of Medtronic's 2000 Annual Report expressly incorporated by reference herein, which shall be deemed filed with the Commission.

    21         List of Subsidiaries.

    23 Consent and Report of Independent Accountants (set forth on page 18 of this report).

    24         Powers of Attorney.

    27 Financial Data Schedule for fiscal 2000 and Restated Financial Data Schedules for fiscal 1998, fiscal 1999 and interim periods, and quarters ended July 30, 1999 and October 29, 1999.

------------------------
(a) Incorporated herein by reference to Exhibit 2 in Medtronic's Registration Statement on Form S-4 (Registration No. 333- 87439) filed with the Commission on September 21, 1999.

(b) Incorporated herein by reference to the cited exhibit in Medtronic's Quarterly Report on Form 10-Q for the quarter ended October 29, 1999, filed with the Commission on December 10, 1999.

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

(f) Incorporated herein by reference to the cited exhibit in Medtronic's Quarterly Report on Form 10-Q for the quarter ended January 30, 1998, filed with the Commission on March 13, 1998.

(g) Incorporated hereby by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1998, filed with the Commission on July 21, 1998.

(h) Incorporated hereby by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1999, filed with the Commission on July 21, 1999.

*Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by Medtronic during the quarter ended April 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MEDTRONIC, INC.
Dated: July 20, 2000
                                       BY:        /S/ WILLIAM W. GEORGE
                                           -------------------------------------
                                                    WILLIAM W. GEORGE
                                                       CHAIRMAN AND
                                                 CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 20, 2000
                                       BY:        /S/ WILLIAM W. GEORGE
                                           -------------------------------------
                                                    WILLIAM W. GEORGE
                                                       CHAIRMAN AND
                                                 CHIEF EXECUTIVE OFFICER

Dated: July 20, 2000
                                       BY:          /S/ ROBERT RYAN
                                           -------------------------------------
                                                    ROBERT L. RYAN
                                               SENIOR VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

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

Dated: July 20, 2000
                                       BY:          /S/ DAVID J. SCOTT
                                           -------------------------------------
                                                      DAVID J. SCOTT
                                                     ATTORNEY-IN-FACT

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Medtronic, Inc.

     Our audits of the consolidated financial statements referred to in our report dated May 24, 2000 appearing in the Medtronic, Inc. 2000 Annual Report (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

Minneapolis, Minnesota
May 24, 2000




                       CONSENT OF INDEPENDENT ACCOUNTANTS


     We hereby consent to the incorporation by reference in each Registration Statement on Form S-8 (Registration Nos. 2-65157, 2-68408, 33-169, 33-36552,
2-65156, 33-24212, 33-37529, 33-44230, 33-55329, 33-63805, 33-64585, 333-04099,
333-07385, 333-65227, 333-71259, 333-71355, 333-74229, 333-75819 and 333-90381)
of Medtronic, Inc. of our report dated May 24, 2000 relating to the financial statements, which appears in the Annual Report, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the financial statement schedule as shown above.



PricewaterhouseCoopers LLP

Minneapolis, Minnesota
July 20, 2000

                        MEDTRONIC, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                            (IN MILLIONS OF DOLLARS)


                                                              OTHER
                                 BALANCE AT    CHARGES/      CHANGES    BALANCE
                                 BEGINNING   (CREDITS) TO    (DEBIT)   AT END OF
                                 OF PERIOD     EARNINGS       CREDIT    PERIOD
--------------------------------------------------------------------------------
Allowance for doubtful accounts:

 Year ended 4/30/00 ............   $33.2         $ 6.7     $(10.4)(a)    $30.2
                                                              0.7 (b)
 Year ended 4/30/99 ............    24.9          13.4     $ (4.7)(a)     33.2
                                                             (0.4)(b)
 Year ended 4/30/98 ............    16.7          10.4       (1.8)(a)     24.9
                                                             (0.4)(b)

------------------
(a)  Uncollectible accounts written off, less recoveries.
(b)  Reflects primarily the effects of foreign currency fluctuations.

                                                   Commission File Number 1-7707
================================================================================




                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                               ------------------




                                    EXHIBITS

                                       TO

                                    FORM 10-K




                      ANNUAL REPORT PURSUANT TO SECTION 13

                                       OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2000




                               ------------------



                                     [LOGO]

                                    MEDTRONIC
                     WHEN LIFE DEPENDS ON MEDICAL TECHNOLOGY

                                 Medtronic, Inc.
                            7000 Central Avenue N.E.
                          Minneapolis, Minnesota 55432
                             Telephone: 763/514-4000


================================================================================

                                 EXHIBITS INDEX

     2 Agreement and Plan of Merger, dated August 26, 1999, by and among Medtronic, Inc., Xomed Surgical Products, Inc., and MXS Merger Corp., including the Exhibits thereto (Exhibit 2.1).(a)

     3.1 Medtronic Restated Articles of Incorporation, as amended to date (Exhibit 3.1).(b)

     3.2       Medtronic Bylaws, as amended to date (Exhibit 3.2).(c)

     4 Form of Rights Agreement dated as of June 27, 1991 between Medtronic and Norwest Bank Minnesota, National Association, including as Exhibit A thereto the form of Preferred Stock Purchase Right Certificate. (Exhibit 4).(d)

   *10.1       1994 Stock Award Plan.

   *10.2       Management Incentive Plan.

   *10.3       1979 Restricted Stock and Performance Share Award Plan (Exhibit
               10.3).(g)

   *10.4       1979 Nonqualified Stock Option Plan, as amended (Exhibit
               10.4).(c)

   *10.5 Form of Employment Agreement for Medtronic executive officers (Exhibit 10.5).(e)

   *10.6       1991 Restricted Stock Plan for Non-Employee Directors (Exhibit
               10.6).(c)

   *10.7       Capital Accumulation Plan Deferral Program.

   *10.8       Executive Nonqualified Supplemental Benefit Plan (Restated May 1,
               1997). (Exhibit 10.10).(d)

   *10.9       Stock Option Replacement Program.

   *10.10      1998 Outside Director Stock Compensation Plan.

   *10.11      Agreement with Officer (Exhibit 10).(f)

   *10.12 Amendment effective March 5, 1998 to the 1979 Nonqualified Stock Option Plan (Exhibit 10.14).(g)

   *10.13 Amendment effective April 30, 1999 to Stock Award and Compensatory Plans (Exhibit 10.13).(h)

    13 Those portions of Medtronic's 2000 Annual Report expressly incorporated by reference herein, which shall be deemed filed with the Commission.

    21         List of Subsidiaries.

    23 Consent and Report of Independent Accountants (set forth on page 18 of this report).

    24         Powers of Attorney.

    27 Financial Data Schedule for fiscal 2000 and restated Financial Data Schedules for fiscal 1998, fiscal 1999 and interim periods, and quarters ended July 30, 1999 and October 29, 1999.
-------------------
(a) Incorporated herein by reference to Exhibit 2 in Medtronic's Registration Statement on Form S-4 (Registration No. 333- 87439) filed with the Commission on September 21, 1999.

(b) Incorporated herein by reference to the cited exhibit in Medtronic's Quarterly Report on Form 10-Q for the quarter ended October 29, 1999, filed with the Commission on December 10, 1999.

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

(f) Incorporated herein by reference to the cited exhibit in Medtronic's Quarterly Report on Form 10-Q for the quarter ended January 30, 1998, filed with the Commission on March 13, 1998.

(g) Incorporated hereby by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1998, filed with the Commission on July 21, 1998.

(h) Incorporated hereby by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1999, filed with the Commission on July 21, 1999.

*Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.