Form 10-Q
period 2000-07-28
MEDTRONIC INC
filed 2000-09-08
CIK 64670

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended July 28, 2000



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


Shares of common stock, $.10 par value, outstanding on August 25, 2000:

                                                                   1,199,582,106

PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS



                                 MEDTRONIC, INC.
                       STATEMENT OF CONSOLIDATED EARNINGS
                                   (Unaudited)


                                                     Three months ended
                                                  -----------------------
                                                   July 28,      July 30,
                                                     2000          1999
                                                  ---------     ---------
                                                    (in millions, except
                                                       per share data)

Net sales                                         $ 1,309.9     $ 1,133.2

Costs and expenses:
  Cost of products sold                               330.5         286.4
  Research and development expense                    135.9         114.0
  Selling, general, and administrative expense        410.1         362.3
  Litigation judgment                                  16.9            --
  Interest expense                                      3.3           3.2
  Interest income                                     (14.4)         (6.6)
                                                  ---------     ---------
    Total costs and expenses                          882.3         759.3
                                                  ---------     ---------

Earnings before income taxes                          427.6         373.9

Provision for income taxes                            138.6         121.5
                                                  ---------     ---------

Net earnings                                      $   289.0     $   252.4
                                                  =========     =========


Earnings per share:

         Basic                                    $    0.24     $    0.21
                                                  =========     =========
         Diluted                                  $    0.24     $    0.21
                                                  =========     =========


Weighted average shares
  Outstanding:

         Basic                                      1,198.2       1,193.6
         Diluted                                    1,225.0       1,221.0


See accompanying notes to condensed consolidated financial statements

                                 MEDTRONIC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                    July 28,     April 30,
                                                      2000         2000
                                                   ---------     ---------
                      ASSETS                            (in millions)
                      ------
Current assets:
  Cash and cash equivalents                        $   575.2     $   448.4
  Short-term investments                               238.2         109.7
  Accounts receivable, less allowance for
    doubtful accounts of $31.3 and $30.2             1,154.5       1,210.1
  Inventories                                          751.4         690.6
  Deferred tax assets, net                             160.8         160.5
  Prepaid expenses and other current assets            244.7         394.1
                                                   ---------     ---------
    Total current assets                             3,124.8       3,013.4

Property, Plant, and Equipment                       1,745.0       1,677.6
Accumulated depreciation                              (775.3)       (731.1)
                                                   ---------     ---------
    Net Property, Plant, and Equipment                 969.7         946.5

Goodwill and other intangible assets, net            1,340.6       1,361.4
Long-term investments                                  277.7         210.1
Other assets                                           173.3         138.0
                                                   ---------     ---------

    Total assets                                   $ 5,886.1     $ 5,669.4
                                                   =========     =========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
  Short-term borrowings                            $   252.9     $   316.3
  Accounts payable                                     180.3         200.0
  Accrued expenses                                     530.9         475.2
                                                   ---------     ---------
    Total current liabilities                          964.1         991.5

Long-term debt                                          15.5          14.1
Deferred tax liabilities, net                           15.6          15.2
Other long-term liabilities                            151.8         157.1
                                                   ---------     ---------
    Total liabilities                                1,147.0       1,177.9


Shareholders' equity:
  Common stock--par value $.10                         119.9         119.8
  Retained earnings                                  4,776.4       4,543.1
  Accumulated other non-owner changes in equity       (138.2)       (151.9)
                                                   ---------     ---------
                                                     4,758.1       4,511.0
  Receivable from Employee Stock Ownership Plan        (19.0)        (19.5)
                                                   ---------     ---------

    Total shareholders' equity                       4,739.1       4,491.5
                                                   ---------     ---------

    Total liabilities and shareholders' equity     $ 5,886.1     $ 5,669.4
                                                   =========     =========

See accompanying notes to condensed consolidated financial statements

                                 MEDTRONIC, INC.
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                      Three months ended
                                                     ---------------------
                                                     July 28,     July 30,
                                                       2000         1999
                                                     --------     --------
                                                         (in millions)

OPERATING ACTIVITIES
  Net earnings                                       $  289.0     $  252.4
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                      72.4         51.1
      Non-recurring charges                              16.9           --
      Deferred income taxes                                .1         60.1
      Change in operating assets and liabilities:
        Accounts receivable                              59.4        (39.5)
        Inventories                                     (38.3)       (46.8)
        Accounts payable and accrued liabilities         26.3         14.5
        Changes in other operating assets and
          liabilities                                    78.4        (53.2)
                                                     --------     --------

        Net cash provided by operating activities       504.2        238.6

INVESTING ACTIVITIES:
  Additions to property, plant, and equipment           (65.5)       (54.5)
  Purchases of marketable securities                   (197.0)       (80.0)
  Sales and maturities of marketable securities          37.0        119.0
  Other investing activities, net                       (38.5)       (65.8)
                                                     --------     --------

        Net cash used in investing activities          (264.0)       (81.3)

FINANCING ACTIVITIES:
  Decrease in short-term borrowings, net                (58.2)       (62.2)
  Increase in long-term debt, net                         1.1          1.4
  Dividends to shareholders                             (59.9)       (47.0)
  Issuance of common stock                                4.2         73.9
  Repurchases of common stock                              --       (118.1)
                                                     --------     --------

        Net cash used in financing activities          (112.8)      (152.0)

Effect of exchange rate changes on cash and
  cash equivalents                                        (.6)         (.6)
                                                     --------     --------

Net change in cash and cash equivalents                 126.8          4.7

Cash and cash equivalents at beginning of period        448.4        228.5
                                                     --------     --------

Cash and cash equivalents at end of period           $  575.2     $  233.2
                                                     --------     --------

See accompanying notes to condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2000.


Note 2 - Other Non-Owner Changes in Equity
------------------------------------------

In addition to net earnings, other non-owner changes in equity include, as applicable, unrealized gains and losses on available for sale securities, foreign currency translation adjustments and minimum pension liability. For the first quarter ended July 28, 2000 and July 30, 1999, the Company's other non-owner changes in equity were $302.7 million and $246.5 million, respectively.


Note 3 - Inventories
--------------------

Inventories consisted of the following (amounts in millions):

                                        July 28, 2000        April 30, 2000
                                        -------------        --------------

Finished goods                             $ 413.9               $ 374.4
Work in process                              128.1                 129.5
Raw Materials                                209.4                 186.7
                                           -------               -------
   Total                                   $ 751.4               $ 690.6
                                           -------               -------


Note 4 - Non-Recurring Charges
------------------------------

In the first quarter of fiscal 2001, the Company recorded a $16.9 million pre-tax expense related to a litigation judgment. The judgment is protected by a confidentiality agreement, is non- recurring, non-product related and pertains to business matters that occurred in 1997 and 1998. The Company announced initiatives to restructure its Latin America operations in fiscal 2000 and its vascular, spinal surgery and cardiac surgery operations in fiscal 1999. The restructuring of the Latin America operations is expected to be completed in fiscal 2001. Of the 78 employees identified for termination, almost half had been terminated as of July 28, 2000. The restructuring of the vascular, spinal surgery and cardiac surgery operations was substantially complete at the end of fiscal 2000. As of the first quarter of fiscal 2001, all ten manufacturing facilities targeted for closure had been closed and all employees identified for termination had been terminated. Applications during the first quarter of fiscal 2001 against remaining accruals were as follows (amounts in millions):

                           Balance at       New        Charges      Balance at
                          Apr.30, 2000    Charges     Utilized    Jul. 28, 2000
--------------------------------------------------------------------------------
Facility reductions          $  4.7       $   --       $  (.4)        $  4.3
Severance and related costs    12.1           --         (5.1)           7.0
Contractual obligations         6.7           --         (1.5)           5.2
Litigation                     28.1         16.9        (18.0)          27.0
--------------------------------------------------------------------------------
Total                        $ 51.6       $ 16.9       $(25.0)        $ 43.5

Remaining items related to the restructuring of the vascular, spinal surgery and cardiac surgery organizations include the sale of two manufacturing facilities and the cancellation of lease commitments for one additional facility. In August 2000, the Company completed the sale of one of these facilities. In addition, the Company continues to pay severance costs to terminated employees, primarily in Europe. The Company also continues to incur costs to conclude cases related to the Company's spinal system for pedicle fixation.


Note 5 - New Accounting Pronouncements
--------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement will require that companies recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS No. 133 is required to be adopted for fiscal years beginning after June 15, 1999. In June 1999, Statement No. 137 effectively deferred the effective date of SFAS No. 133 for one year. The Company is in the process of determining what effect the adoption of SFAS No. 133 will have on the Company's results of operations, financial position and cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which the Company will be required to adopt in the fourth quarter of the current fiscal year. The Company is in the process of determining the effect of adoption of SAB No. 101 on its consolidated financial statements. Based on preliminary analyses, the Company anticipates that SAB No. 101 will not have a material impact on its results of operations, financial position and cash flows.


Note 6 - Segment and Geographic Information
-------------------------------------------

The Company operates its business in four operating business units, which are aggregated into one reportable segment - the manufacture and sale of device-based medical therapies. Each of the Company's businesses has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, a similar regulatory environment, and shared infrastructures. Net sales by business unit were as follows (in millions):

                                     Three months ended       Three months ended
                                        July 28, 2000            July 30, 1999
                                     ------------------       ------------------
Cardiac Rhythm Management                 $  627.0                 $  583.7
Neurological, Spinal and ENT                 338.5                    279.3
Vascular                                     225.1                    157.4
Cardiac Surgery                              119.3                    112.8
                                          --------                 --------
                                          $1,309.9                 $1,133.2


Geographic information:

Three months ended
                         United             Asia     Other     Elimi-   Consoli-
  July 28, 2000          States    Europe  Pacific  Foreign   nations    dated
--------------------------------------------------------------------------------
Revenues from external
  customers             $  861.4   $231.2   $153.8   $63.5    $    --   $1,309.9
Intergeographic sales      188.2     60.8       .1     4.1     (253.2)        --
--------------------------------------------------------------------------------
Total sales             $1,049.6   $292.0   $153.9   $67.6    $(253.2)  $1,309.9
--------------------------------------------------------------------------------
Long-lived assets       $2,489.0   $209.2   $ 46.7   $16.4    $    --   $2,761.3
--------------------------------------------------------------------------------


  July 30, 1999
--------------------------------------------------------------------------------
Revenues from external
  customers             $  736.5   $228.2   $110.0   $58.5    $    --   $1,133.2
Intergeographic sales      202.6     38.1       --     3.8     (244.5)        --
--------------------------------------------------------------------------------
Total sales             $  939.1   $266.3   $110.0   $62.3    $(244.5)  $1,133.2
--------------------------------------------------------------------------------
Long-lived assets       $2,358.1   $226.8   $ 49.1   $15.9    $    --   $2,649.9
--------------------------------------------------------------------------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net Earnings
------------

Net earnings for the first quarter ended July 28, 2000 were $289.0 million, or $0.24 per diluted share, as compared to net earnings of $252.4, or $0.21 per diluted share for the quarter ended July 30, 1999. In the first quarter of fiscal 2001, the Company recorded a $16.9 million pre-tax ($11.4 million after tax) expense for a non-recurring, non-product related litigation judgment for business matters that occurred in 1997 and 1998. Without this litigation charge, net earnings would have been $300.4 million, or $0.25 per diluted share, a 19.0 percent increase over the same period a year ago.

Sales
-----

Sales for the three-month period ended July 28, 2000 increased 15.6 percent compared to the same period of fiscal 2000. Sales growth in the quarter was negatively impacted by $19.7 million of unfavorable exchange rates of the value of the U.S. dollar versus the Euro and the Japanese Yen. Excluding the effects of foreign currency translation, sales for the quarter increased 17.4 percent over the same period a year ago.

Net sales of cardiac rhythm management products, which consist primarily of products for bradycardia pacing, tachyarrhythmia management, external defibrillation, and ablation, increased 9.2 percent during the first quarter of fiscal 2001, after excluding the impact of foreign exchange rate fluctuations, compared to the same period a year ago. Worldwide pacing revenues grew more than 8 percent on an 11 percent increase in unit sales. Strong revenues resulted from the continued strength of the Medtronic Kappa(R), Sigma(TM) and Vitatron Collection II pacemaker families. The Medtronic AT500(TM) Pacing System to monitor, prevent and treat atrial arrhythmias, was launched in Canada and Europe in August 2000. Sales of implantable defibrillators grew more than 16 percent worldwide on unit sales that rose 20 percent. This growth was fueled by the strength of the GEM(R) and GEM II family of defibrillators and the continuing acceptance of the PR (Pattern Recognition) Logic(TM) arrhythmia detection algorithms designed to reduce the inappropriate delivery of therapy. The Medtronic Jewel(R) AF, the world's first implantable cardioverter defibrillator for treating multiple, rapid rhythm problems, was commercially released in the United States at the end of the quarter. External defibrillator sales declined 3 percent in the quarter as a slowdown in sales to hospitals, which comprise a significant portion of external defibrillator sales, more than offset a 30 percent growth in unit sales of automated external defibrillators.

Net sales of neurological, spinal and ear, nose and throat (ENT) products, consisting primarily of implantable neurostimulation devices, drug administration systems, spinal products, neurosurgery products, functional diagnostics and surgical products used by ENT physicians, increased 22.5 percent for the quarter ended July 28, 2000, after excluding the effects of foreign currency translation. Sales of spinal and neurosurgery product lines (consisting of Sofamor Danek, Surgical Navigation Technologies, P.S. Medical and Midas Rex) achieved revenue growth of 23 percent, led by the strength of core plates and screw fixation systems for cervical and thorocolumbar applications and interbody products. ENT product sales grew by 23 percent, while core neurological product sales (consisting of neurostimulation, drug administration systems, and functional diagnostics), increased more than 21 percent from the same period a year ago. During the quarter, the Company announced the introduction of the Medtronic IsoMed(R) Constant-Flow Infusion System used in treating chronic pain and colorectal cancer. The Company expects to commercially release in the United States its Activa(R) Parkinson's Control deep brain stimulation therapy by the end of calendar 2000.

Net sales of vascular product lines, consisting of stents, balloons and guiding catheters, and peripheral vascular products, increased 45.2 percent for the quarter ended July 28, 2000, after excluding the effects of foreign currency translation. The growth was fueled by coronary stent unit sales that rose more than 70 percent, led by the strength of the full-featured S660 and S670 coronary stents. The BeStent(TM)2 laser-cut, tubular coronary stent achieved rapid physician acceptance after its introduction outside the United States in May 2000. Peripheral vascular revenues rose 85 percent, led by strength of the AneuRx(TM) stent graft for the minimally invasive treatment of abdominal aortic aneurysms. Peripheral vascular revenues declined on a sequential basis as a result of a supply shortage as the Company temporarily suspended manufacturing in the last half of the quarter to implement manufacturing improvements.

Net sales of cardiac surgery product lines, consisting of heart valves, perfusion systems, cannulae and surgical accessories increased 8.2 percent, after excluding the effects of foreign currency translation. The growth was highlighted by an increase in minimally invasive surgery products of more than

55 percent, an increase in heart valve revenues of approximately 22 percent, partially offset by a slight decline in perfusion revenues. The Company has recently announced the Food and Drug Administration (FDA) clearance of its Mosaic tissue valve, which the Company expects to launch at the beginning of calendar year 2001.

Cost of Products Sold
---------------------

Cost of products sold as a percentage of sales was 25.2 percent for the first quarter of fiscal 2001, as compared to 25.3 percent for the same period a year ago. Cost of products sold as a percentage of sales has remained low, primarily as a result of manufacturing efficiencies and the favorable impact of product and geographic sales mix.

Research and Development Expense
--------------------------------

The Company remains committed to spending aggressively on research and development (R&D) to develop technological enhancements and new indications for existing products, as well as to develop less invasive and new technologies to address unmet patient needs and to help reduce patient care costs and length of hospital stay. R&D expense for the first quarter of fiscal 2001 was $135.9 million, or 10.4 percent of sales, as compared to $114.0 or 10.1 percent of sales for the same period a year ago.

Selling, General and Administrative Expense (SG&A)
--------------------------------------------------

SG&A expense for the three-month period ended July 28, 2000 was $410.1 million, or 31.3 percent of sales, as compared to $362.3 or 32.0 percent of sales for the same period a year ago. The decrease in SG&A expense as a percentage of sales is the result of continued cost control measures, partially offset by increased field sales coverage expenses.

Non-Recurring Charges
---------------------

In the first quarter of fiscal 2001, the Company recorded a $16.9 million pre tax expense related to a litigation judgment. The judgment is protected by a confidentiality agreement, is non-recurring, non-product related and pertains to business matters that occurred in 1997 and 1998. See Note 4 to the financial statements.

Interest
--------

Interest expense for the quarter was $3.3 million as compared to $3.2 million for the same period last year. Interest income during the quarter was $14.4 million compared to $6.6 million for the same period last year. The increase in interest income is the result of higher cash balances attributable to larger cash inflows from operations and the discontinuation of the Company's systematic share repurchase program during the fourth quarter of fiscal 2000.

Income Taxes
------------

The Company's effective income tax rate for fiscal 2001 is approximately 32.5 percent. The effective income tax rate for fiscal 2000 was 32.6 percent, or 32.4 percent excluding the effects of non-recurring charges.

Liquidity and Capital Resources
-------------------------------

Operating activities provided $504.2 million of cash and cash equivalents for the three-month period ended July 28, 2000 compared to $238.6 million for the same period a year ago. Working capital was $2,160.7 million at July 28, 2000, a increase of $138.8 million over the $2,021.9 million at April 30, 2000. The current ratio was 3.2:1 at July 28, 2000 as compared to 3.0:1 at April 30, 2000. Cash and cash equivalents and short term investments have increased by $255.3 million since year end as a result of improved cash flow from operations and the discontinuation of the systematic share repurchase program. Significant uses of cash included investments in marketable securities, purchases of property, plant and equipment and payment of dividends to shareholders.

Cautionary Factors That May Affect Future Results
-------------------------------------------------

Certain statements contained in this document and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "should", "will," "forecast" and similar words or expressions. The Company's forward-looking statements generally relate to its growth strategies, financial results, product development and regulatory approval programs, and sales efforts. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed in the section entitled "Government Regulation and Other Matters" and "Cautionary Factors That May Affect Future Results" in the Company's Annual Report and Form 10-K for the year ended April 30, 2000. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

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


                          PART II -- OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In March 2000, Boston Scientific Corporation sued Medtronic AVE ("AVE") in federal court in the Northern District of California alleging that the S670 rapid exchange perfusion stent delivery system infringes a patent held by Boston Scientific. The complaint seeks injunctive relief and monetary damages. AVE has filed a counterclaim denying infringement based on its license to the patent for perfusion catheters as part of the assets acquired from C.R. Bard in 1998 and has asserted that the license agreement requires disputes to be resolved through arbitration. The court has issued an order that the dispute must be arbitrated under the terms of the license agreement. Boston Scientific has filed a Demand for Arbitration.

In 1996, two former shareholders of Endovascular Support Systems, Inc. ("ESS") filed a lawsuit in Dallas District Court for the State of Texas against AVE and several former officers, directors and shareholders of AVE. The lawsuit alleges that AVE's acquisition of ESS assets was based on fraud and breach of fiduciary duty and that plaintiffs were given insufficient value when they exchanged their stock in ESS for AVE stock in several transactions that occurred from 1993 to 1995. AVE has asserted counterclaims including breach of contract, breach of covenant of good faith and fair dealing, business disparagement and fraud, and has agreed to indemnify the individual defendants. The Court has ruled that the individual defendants owed a fiduciary duty to plaintiffs. The Company believes the defendants have meritorious defenses and counterclaims against the plaintiffs and will continue to defend the actions vigorously. A trial is presently scheduled to commence in late October 2000.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 2000 Annual Meeting of Shareholders held on August 24, 2000, the shareholders approved the following:

         (a) A proposal to set the size of the Board of Directors at 11(*) and to elect four Class II Directors of the Company to serve for three-year terms ending in 2003, as follows:

Director                          Votes For                  Votes Withheld
--------                          ---------                  --------------

Michael R. Bonsignore             954,040,990                  12,357,682
William W. George                 959,491,831                   6,906,841
Bernardine P. Healy               958,431,616                   7,967,056
Gordon M. Sprenger                958,356,476                   8,042,196

There were no broker non-votes. In addition, the terms of the following directors continued after the meeting: Class III directors for a term ending in 2001- William R. Brody, M.D., Ph.D., Paul W. Chellgren, Arthur Collins, Jr., and Antonio M. Gotto, Jr., M.D. and Class I directors for a term ending in 2002-Glen D. Nelson, M.D., Denise O'Leary, Jean-Pierre Rosso and Jack W. Schuler.

         (b) A proposal to approve an increase in the authorized shares available under the Company's Stock Award Plan and certain other amendments. The proposal received 482,960,660 votes for, and 281,292,422 against, ratification. There were 5,912,386 abstentions and 196,233,204 broker non-votes.

         (c) A proposal to approve the appointment of PricewaterhouseCoopers LLP to serve as independent auditors of the Company for the fiscal year ending April 30, 2001. The proposal received 961,916,962 votes for, and 947,998 against, ratification. There were 3,533,712 abstentions and no broker non-votes.

(*) Pursuant to the authority granted in the Company's Articles of Incorporation, on August 24, 2000 the Board of Directors increased the Board size to 12 members and elected Denise O'Leary as a Class I Director.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         4.1 Medtronic Restated Articles of Incorporation, as amended to date. (a)

         4.2      Medtronic Bylaws, as amended to date. (b)

         4.3 Form of Rights Agreement dated as of June 27, 1991 between Medtronic and Norwest Bank Minnesota, National Association, including as Exhibit A thereto the form of Preferred Stock Purchase Right Certificate. (c)

         27  -    Financial Data Schedule (For SEC use only)


         (b)      Reports on Form 8-K

                  No report on Form 8-K was filed by the Company during the quarter ended July 28, 2000.


(a) Incorporated by reference to Exhibit 3.1 in Medtronic's Quarterly Report on Form 10-Q for the quarter ended October 29, 1999, filed with the Commission on December 10, 1999.
(b) Incorporated by reference to Exhibit 3.2 in Medtronic's Annual Report on Form 10-K for the fiscal year ended April 30, 1996, filed with the Commission on July 24, 1996.
(c) Incorporated by reference to Exhibit 4 in Medtronic's Annual Report on Form 10-K for the fiscal year ended April 30, 1997, filed with the Commission on July 23, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                         Medtronic, Inc.
                                                            (Registrant)



Date:  September 7, 2000                           /S/ WILLIAM W. GEORGE
                                                   ---------------------
                                                       William W. George
                                                                Chairman
                                             and Chief Executive Officer



Date:  September 7, 2000                              /S/ ROBERT L. RYAN
                                                      ------------------
                                                          Robert L. Ryan
                                                   Senior Vice President
                                             and Chief Financial Officer