Form 10-Q
period 2000-10-27
MEDTRONIC INC
filed 2000-12-08
CIK 64670

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended October 27, 2000



                          Commission File Number 1-7707


                                 MEDTRONIC, INC.
             (Exact name of registrant as specified in its charter)


                 Minnesota                              41-0793183
          (State of incorporation                    (I.R.S. Employer
                                                   Identification No.)


                            7000 Central Avenue N.E.
                          Minneapolis, Minnesota 55432
                    (Address of principal executive offices)

                        Telephone number: (612) 514-4000





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.        Yes  X     No
                                              ---

Shares of common stock, $.10 par value, outstanding on November 24, 2000:

                                                                   1,201,480,368

PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS





                                 MEDTRONIC, INC.
                       STATEMENT OF CONSOLIDATED EARNINGS
                                   (Unaudited)

                                   Three months ended           Six months ended
                                -------------------------   -------------------------
                                  Oct. 27,      Oct. 29,      Oct. 27,      Oct. 29,
                                    2000          1999          2000          1999
                                -----------   -----------   -----------   -----------
                                          ( in millions, except per share data)
Net sales                       $   1,361.4   $   1,190.3   $   2,671.3   $   2,323.5

Costs and expenses:
  Cost of products sold               366.8         313.3         697.3         599.7
  Research and development
    expense                           143.1         117.2         279.0         231.2
  Selling, general, and
    administrative expense            400.8         377.6         810.9         739.9
  Litigation judgment                --            --              16.9        --
  Interest expense                      4.3           3.6           7.6           6.8
  Interest income                     (18.4)         (6.7)        (32.8)        (13.3)
                                -----------   -----------   -----------   -----------
    Total costs and expenses          896.6         805.0       1,778.9       1,564.3
                                -----------   -----------   -----------   -----------

Earnings before income taxes          464.8         385.3         892.4         759.2

Provision for income taxes            150.7         124.7         289.3         246.2
                                -----------   -----------   -----------   -----------

Net earnings                    $     314.1   $     260.6   $     603.1   $     513.0
                                ===========   ===========   ===========   ===========

Earnings per share:

         Basic                  $      0.26   $      0.22   $      0.50   $      0.43
                                ===========   ===========   ===========   ===========
         Diluted                $      0.26   $      0.21   $      0.49   $      0.42
                                ===========   ===========   ===========   ===========

Weighted average shares
  Outstanding:

         Basic                      1,199.7       1,194.1       1,199.0       1,193.8
         Diluted                    1,225.6       1,219.5       1,225.3       1,220.2

See accompanying notes to condensed consolidated financial statements

                                 MEDTRONIC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                    Oct. 27,     April 30,
                                                      2000         2000
                                                   ----------   ----------
                   ASSETS                               (in millions)
                   ------

Current assets:
  Cash and cash equivalents                        $    587.5   $    448.4
  Short-term investments                                236.1        109.7
  Accounts receivable, less allowance for
    doubtful accounts of $30.0 and $30.2              1,163.8      1,210.1
  Inventories                                           754.8        690.6
  Deferred tax assets, net                              158.8        160.5
  Prepaid expenses and other current assets             311.3        394.1
                                                   ----------   ----------
    Total current assets                              3,212.3      3,013.4

Property, Plant, and Equipment                        1,818.8      1,677.6
Accumulated depreciation                               (799.3)      (731.1)
                                                   ----------   ----------
    Net Property, Plant, and Equipment                1,019.5        946.5

Goodwill and other intangible assets, net             1,301.0      1,361.4
Long-term investments                                   483.6        210.1
Other assets                                            155.1        138.0
                                                   ----------   ----------
    Total assets                                   $  6,171.5   $  5,669.4
                                                   ==========   ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
  Short-term borrowings                            $    214.8   $    316.3
  Accounts payable                                      210.7        200.0
  Accrued expenses                                      594.8        475.2
                                                   ----------   ----------
    Total current liabilities                         1,020.3        991.5

Long-term debt                                           15.0         14.1
Deferred tax liabilities, net                            15.4         15.2
Other long-term liabilities                             156.7        157.1
                                                   ----------   ----------
    Total liabilities                                 1,207.4      1,177.9


Shareholders' equity:
  Common stock--par value $.10                          120.0        119.8
  Retained earnings                                   5,050.6      4,543.1
  Accumulated other non-owner changes in equity        (187.5)      (151.9)
                                                   ----------   ----------
                                                      4,983.1      4,511.0
  Receivable from Employee Stock Ownership Plan         (19.0)       (19.5)
                                                   ----------   ----------
    Total shareholders' equity                        4,964.1      4,491.5
                                                   ----------   ----------
    Total liabilities and shareholders' equity     $  6,171.5   $  5,669.4
                                                   ==========   ==========

See accompanying notes to condensed consolidated financial statements

                                 MEDTRONIC, INC.
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                              Six months ended
                                                            -------------------
                                                            Oct. 27,   Oct. 29,
                                                              2000       1999
                                                            --------   --------
                                                                (in millions)
OPERATING ACTIVITIES
  Net earnings                                              $  603.1   $  513.0
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                            142.9      143.0
      Deferred income taxes                                       .4       29.5
      Change in operating assets and liabilities:
        Accounts receivable                                      9.8     (173.6)
        Inventories                                            (57.6)    (144.3)
        Accounts payable and accrued liabilities               154.2      202.3
        Changes in other operating assets and
          liabilities                                           61.9      (71.7)
                                                            --------   --------

        Net cash provided by operating activities              914.7      498.2

INVESTING ACTIVITIES:
  Additions to property, plant, and equipment                 (181.3)    (169.5)
  Purchases of marketable securities                          (475.0)    (125.0)
  Sales and maturities of marketable securities                118.0      143.1
  Other investing activities, net                              (51.9)     (86.5)
                                                            --------   --------
        Net cash used in investing activities                 (590.2)    (237.9)

FINANCING ACTIVITIES:
  Decrease in short-term borrowings, net                       (96.3)     (34.7)
  Increase (decrease)in long-term debt, net                      1.6       (1.1)
  Dividends to shareholders                                   (119.9)     (93.8)
  Issuance of common stock                                      24.5       98.2
  Repurchases of common stock                                     --     (296.6)
  Repayment of loan to ESOP                                      0.5         --
                                                            --------   --------
        Net cash used in financing activities                 (189.6)    (328.0)

Effect of exchange rate changes on cash and                      4.2       (1.9)
  cash equivalents                                          --------   --------
Net change in cash and cash equivalents                        139.1      (69.6)

Cash and cash equivalents at beginning of period               448.4      228.5
                                                            --------   --------
Cash and cash equivalents at end of period                  $  587.5   $  158.9
                                                            --------   --------


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

Note 2 - Acquisitions
---------------------

On October 19, 2000, Medtronic, Inc. and PercuSurge Inc. (PercuSurge) announced the signing of an agreement under which the Company will acquire PercuSurge in a transaction valued at approximately $225 million. The transaction calls for PercuSurge shareholders to receive approximately $4.42 in Medtronic, Inc. common stock for each share of PercuSurge they now hold. PercuSurge has approximately 52 million shares outstanding on a diluted basis. It is anticipated that the transaction will close in the third quarter of the current fiscal year and will be accounted for as a pooling of interests. PercuSurge is a leading developer of interventional embolic protection devices and currently markets a patented system outside the United States that helps remove embolic material that often is dislodged during the treatment of arteriosclerosis.

Note 3 - Other Non-Owner Changes in Equity
------------------------------------------

In addition to net earnings, other non-owner changes in equity include, as applicable, unrealized gains and losses on available for sale securities, foreign currency translation adjustments and minimum pension liability. For the six-month periods ended October 27, 2000 and October 29, 1999, the Company's other non-owner changes in equity were $567.5 million and $504.9 million, respectively.

Note 4 - Inventories
--------------------

Inventories consisted of the following (amounts in millions):

                               October 27, 2000            April 30, 2000
                               ----------------            --------------

     Finished goods                $ 411.9                    $ 374.4
     Work in process                 142.1                      129.5
     Raw Materials                   200.8                      186.7
                                   -------                    -------
        Total                      $ 754.8                    $ 690.6
                                   -------                    -------

Note 5 - Non-Recurring Charges
------------------------------

In the first quarter of fiscal 2001, the Company recorded a $16.9 million pre-tax expense related to a litigation judgment. The judgment is protected by a confidentiality agreement, is non-recurring, non-product related and pertains to business matters that occurred in 1997 and 1998.

The Company announced initiatives to restructure its Latin America operations in the fourth quarter of fiscal 2000 and its vascular, spinal surgery and cardiac surgery operations in the third and fourth quarter of fiscal 1999. The restructuring of the Latin America operations is expected to be completed in fiscal 2001. Of the 78 employees identified for termination, substantially all had been terminated as of October 27, 2000. The restructuring of the vascular, spinal surgery and cardiac surgery operations was complete as of the end of the first quarter of fiscal 2001.

Applications during the second quarter of fiscal 2001 against remaining accruals were as follows (amounts in millions):

                            Balance at       New      Charges       Balance at
                           Jul. 28, 2000   Charges    Utilized     Oct. 27, 2000
--------------------------------------------------------------------------------
Facility reductions          $  4.3        $  -        $(3.0)         $  1.3
Severance and related costs     7.0           -         (2.8)            4.2
Contractual obligations         5.2           -         (0.9)            4.3
--------------------------------------------------------------------------------
Total restructuring-related
   accruals                    16.5           -         (6.7)            9.8

Litigation                     27.0           -         (1.1)           25.9
--------------------------------------------------------------------------------
Total                        $ 43.5        $  -        $(7.8)         $ 35.7

In the area of facilities there are two minor items remaining related to the restructuring of the cardiac surgery and vascular organizations: the sale of a manufacturing facility and the cancellation of lease commitments for one additional facility. In addition, the Company continues to pay severance costs to terminated employees, primarily in Europe, in accordance with local statutory requirements.

The Company also continues to incur costs to conclude cases related to the Company's spinal system for pedicle fixation.

Note 6 - New Accounting Pronouncements
--------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was later amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" (collectively, SFAS No. 133 or the Standard). The Standard will require that companies recognize all derivatives on the balance sheet at fair value.

Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company will adopt the Standard on May 1, 2001 and is in the process of determining what effect the adoption of SFAS No. 133 will have on the Company's results of operations, financial position or cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which was later amended by SAB No. 101A and SAB No. 101B. These SABs will be adopted by the Company in the fourth quarter of the current fiscal year. The Company is in the process of determining the effect of adoption of these SABs on its consolidated financial statements and believes they will not have a material impact on its results of operations, financial position or cash flows.

Note 7 - Segment and Geographic Information
-------------------------------------------

The Company operates its business in four operating segments, which are aggregated into one reportable segment - the manufacture and sale of device-based medical therapies. Each of the Company's operating segments has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, a similar regulatory environment, and shared infrastructures. Net sales by operating segment were as follows (in millions):


                                Three months ended         Three months ended
                                 October 27, 2000           October 29, 1999
                                -------------------        ------------------
Cardiac Rhythm Management            $  669.8                  $  611.6
Neurological, Spinal and ENT            360.2                     301.5
Vascular                                215.4                     164.3
Cardiac Surgery                         116.0                     112.9
                                     --------                  --------
                                     $1,361.4                  $1,190.3

                                 Six months ended           Six months ended
                                 October 27, 2000           October 29, 1999
                                -----------------          ------------------
Cardiac Rhythm Management            $1,296.8                  $1,195.3
Neurological, Spinal and ENT            698.7                     580.8
Vascular                                440.5                     321.7
Cardiac Surgery                         235.3                     225.7
                                     --------                  --------
                                     $2,671.3                  $2,323.5

Geographic information:

Three months ended
                             United                    Asia       Other       Elimi-     Consoli-
  October 27, 2000           States       Europe      Pacific    Foreign     nations        dated
---------------------------------------------------------------------------------------------------
Revenues from external
  customers                $    915.8    $  224.1    $  155.2    $  66.3    $     --     $  1,361.4
Intergeographic sales           173.0        65.9          --        6.7      (245.6)            --
---------------------------------------------------------------------------------------------------
Total sales                $  1,088.8    $  290.0    $  155.2    $  73.0    $ (245.6)    $  1,361.4
---------------------------------------------------------------------------------------------------
Long-lived assets          $  2,706.3    $  187.7    $   49.8    $  15.4    $     --     $  2,959.2
---------------------------------------------------------------------------------------------------

                             United                    Asia       Other      Elimi-       Consoli-
  October 29, 1999           States        Europe     Pacific    Foreign    nations          dated
---------------------------------------------------------------------------------------------------
Revenues from external
  customers                $    771.1    $  226.4    $  128.5    $  64.3    $     --     $  1,190.3
Intergeographic sales           188.7        35.2          --        3.8      (227.7)            --
---------------------------------------------------------------------------------------------------
Total sales                $    959.8    $  261.6    $  128.5    $  68.1    $ (227.7)    $  1,190.3
---------------------------------------------------------------------------------------------------
Long-lived assets          $  2,458.1    $  228.0    $   50.7    $  17.1    $     --     $  2,753.9
---------------------------------------------------------------------------------------------------

Six months ended
                             United                    Asia       Other      Elimi-       Consoli-
  October 27, 2000           States        Europe     Pacific    Foreign    nations          dated
---------------------------------------------------------------------------------------------------
Revenues from external
  customers                $  1,777.2    $  455.3    $  309.0    $ 129.8    $     --     $  2,671.3
Intergeographic sales           361.2       126.7          .1       10.8      (498.8)            --
---------------------------------------------------------------------------------------------------
Total sales                $  2,138.4    $  582.0    $  309.1    $ 140.6    $ (498.8)    $  2,671.3
---------------------------------------------------------------------------------------------------

                             United                   Asia        Other       Elimi-      Consoli-
  October 29, 1999           States       Europe     Pacific     Foreign     nations         dated
---------------------------------------------------------------------------------------------------
Revenues from external
  customers                $  1,507.6    $  454.6    $  238.5    $ 122.8    $     --     $  2,323.5
Intergeographic sales           391.3        73.3          --        7.6      (472.2)            --
---------------------------------------------------------------------------------------------------
Total sales                $  1,898.9    $  527.9    $  238.5   $  130.4    $ (472.2)    $  2,323.5
---------------------------------------------------------------------------------------------------



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net Earnings
------------

Net earnings for the three months ended October 27, 2000 were $314.1 million, or $0.26 per diluted share, as compared to net earnings of $260.6, or $0.21 per diluted share for the quarter ended October 29, 1999, representing an increase of 20.5 percent and 23.8 percent, respectively over the same period a year ago. Net earnings for the first six months of fiscal year 2001 were 603.1 million or $0.49 per diluted share as compared to net earnings of $513.0 million, or $0.42 per diluted share for the same period a year ago. In the first quarter of fiscal 2001, the Company recorded a $16.9 million pre-tax ($11.4 million after tax) expense for a non-recurring, non-product related litigation judgment for business matters that occurred in 1997 and 1998. Without this litigation charge, net earnings would have been $614.5 million, or $0.50 per diluted share, an increase of 19.8 percent and 19.0 percent, respectively, over the same period a year ago.

Sales
-----

Sales for the three and six-month periods ended October 27, 2000 increased 14.4 and 15.0 percent, respectively, compared to the same periods of fiscal year 2000. Sales growth in the quarter and six-month period was negatively impacted by $34.1 million and $53.8 million, respectively, of unfavorable exchange rate changes of the value of the U.S. dollar versus the Euro and the Japanese Yen. Excluding the effects of foreign currency translation, sales for the quarter and the first half of fiscal year 2001 increased 17.4 percent each over the same periods a year ago.

Net sales of cardiac rhythm management products, which consist primarily of products for bradycardia pacing, tachyarrhythmia management, external defibrillation, and ablation, increased 12.7 percent and 11.0 percent during the three and six-month periods ended October 27, 2000, after excluding the impact of foreign exchange rate fluctuations, compared to the same periods a year ago. Worldwide bradycardia pacing revenues grew approximately 9 percent in the quarter on a 10 percent increase in unit sales. Bradycardia pacing revenue growth continues to benefit from the Company's strategy of offering the industry's broadest product line, including the Medtronic Kappa(R), Sigma(TM) and Vitatron Collection II pacemaker families. Sales of implantable defibrillators grew 22 percent worldwide on unit sales that rose 24 percent. This growth was led by the strength of the GEM(R) and GEM II family of defibrillators and the continuing acceptance of the PR (Pattern Recognition) Logic(TM) arrhythmia detection algorithms designed to reduce the inappropriate delivery of therapy. The Company announced the Food and Drug Administration's approval of the GEM III on December 7, 2000. The GEM III offers enhanced detection algorithms, improved patient safety features, and increased longevity. External defibrillator sales increased almost 4 percent in the quarter as a slowdown in sales to hospitals, which comprise a significant portion of external defibrillator sales, offset a nearly 10 percent growth in unit sales of automated external defibrillators.

Net sales of neurological; spinal; and ear, nose and throat (ENT) products, consisting primarily of implantable neurostimulation devices, implantable drug administration systems, spinal products, neurosurgery products, functional diagnostics and surgical products used by ENT physicians, increased 21.7 percent and 22.1 percent for the three and six-month periods ended October 27, 2000, after excluding the effects of foreign currency translation, compared to the same periods a year ago. Sales of spinal and neurosurgery product lines (consisting of Sofamor Danek, Surgical Navigation Technologies, P.S. Medical and Midas Rex) achieved revenue growth of 22 percent, led by the strength of core plates and screw fixation systems for cervical and thorocolumbar applications and interbody products. ENT product sales grew by 15 percent, as it continues to benefit from the acquisition of the ophthalmology business of Mentor Corporation in October of 1999. Core neurological product sales (consisting of neurostimulation, drug administration systems, and functional diagnostics), increased almost 24 percent from the same period a year ago, highlighted by the new Medtronic Synergy(TM) neurostimulation device for pain. The Company expects to commercially release in the United States its Activa(R) Parkinson's Control deep brain stimulation therapy by the end of next quarter.

Net sales of vascular product lines, consisting of stents, balloons and guiding catheters, and peripheral vascular products, increased 34.9 percent and 40.0 percent for the three and six-month periods ended October 27, 2000, after excluding the effects of foreign currency translation, compared to the same periods a year ago. The growth was driven by coronary stent unit sales that rose more than 50 percent, led by the strength of the full-featured S660 and S670 coronary stents. The Company expects a solid market penetration of the Medtronic BeStent(TM) tubular stent released in the United States late in the quarter, and expects to launch the S7, successor to the S670 model, outside of the United States during the third quarter of fiscal 2001.

Peripheral vascular revenues declined about 5 percent from the same period a year ago as the Company temporarily suspended manufacturing of the Medtronic AneuRx(TM) stent graft for treatment of abdominal aortic aneurysms during the first quarter of the current fiscal year to implement manufacturing improvements. The Company expects revenue growth to accelerate within the next few months as production resumes.

Net sales of cardiac surgery product lines, consisting of heart valves, perfusion systems, cannulae and surgical accessories increased 6.2 percent and
7.2 percent for the three and six-month periods ended October 27, 2000, after excluding the effects of foreign currency translation, compared to the same periods a year ago. The growth was primarily due to an increase in sales of minimally invasive surgery products of 59 percent and an increase in heart valve revenues of 25 percent, partially offset by a 5 percent decline in perfusion revenues. The Company earlier announced the Food and Drug Administration (FDA) clearance of its Mosaic tissue valve, which the Company expects to launch at the beginning of calendar year 2001.

Cost of Products Sold
---------------------

Cost of products sold as a percentage of sales was 26.9 percent and 26.1 percent for the three and six month periods ended October 27, 2000, compared to 26.3 percent and 25.8 percent for the same periods a year ago. Cost of products sold as a percentage of sales has increased over last year as a result of the negative impact of currency exchange rates and unfavorable manufacturing variances and obsolescence resulting from the temporary suspension of production of the Medtronic AneuRx(TM) stent graft.

Research and Development Expense
--------------------------------

The Company remains committed to spending aggressively on research and development (R&D) to develop technological enhancements and new indications for existing products, as well as to develop less invasive and new technologies to address unmet patient needs and to help reduce patient care costs and length of hospital stay. R&D expense for the second quarter and first half of fiscal year 2001 was 10.5 percent and 10.4 percent of sales, respectively, compared to 9.8 percent and 10.0 percent of sales, respectively, for the same periods a year ago.

Selling, General and Administrative Expense (SG&A)
--------------------------------------------------

SG&A expense for the three and six-month periods ended October 27, 2000 was 29.4 percent and 30.4 percent of sales, respectively, compared to 31.7 percent and
31.8 percent of sales, respectively for the same periods a year ago. The decrease in SG&A expense as a percentage of sales is the result of foreign currency gains and continued cost control measures, partially offset by increased field sales coverage expenses.

Non-Recurring Charges
---------------------

In the first quarter of fiscal 2001, the Company recorded a $16.9 million pre-tax expense related to a litigation judgment. The judgment is protected by a confidentiality agreement, is non-recurring, non-product related and pertains to business matters that occurred in 1997 and 1998.

Interest
--------

Interest income during the second quarter and first half of fiscal year 2001 was $18.4 million and $32.8 million, respectively, compared to $6.7 million and $13.3 million, respectively, for the same periods a year ago. The increase in interest income is the result of higher cash balances attributable to larger cash inflows from operations and the discontinuation of the Company's systematic share repurchase program during the fourth quarter of fiscal year 2000.

Income Taxes
------------

The Company's effective income tax rate for fiscal 2001 is approximately 32.5 percent. The effective income tax rate for fiscal 2000 was 32.6 percent, or 32.4 percent excluding the effects of non-recurring charges.

Liquidity and Capital Resources
-------------------------------

Operating activities provided $914.7 million of cash and cash equivalents for the six-month period ended October 27, 2000 compared to $498.2 million for the same period a year ago. Working capital was $2,192.0 million at October 27, 2000, a increase of $170.1 million over the $2,021.9 million at April 30, 2000. The current ratio was 3.2:1 at October 27, 2000 as compared to 3.0:1 at April 30, 2000. Cash and cash equivalents and short term investments have increased by $265.5 million since year end as a result of cash flow from operations. Significant uses of cash included investments in marketable securities, purchases of property, plant and equipment and payment of dividends to shareholders.

The Company's capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percent of total capital was 4.4 percent as of October 27, 2000, compared to 6.9 percent at April 30, 2000. The Company has existing lines of credit totaling $887 million with various banks, of which $657 million was unused at October 27, 2000.

Operations Outside of the United States
---------------------------------------

Sales to customers located outside of the United States accounted for 32.7 percent and 33.5 percent of total sales for the second quarter and first half of fiscal 2001, respectively. Sales outside of the United States are accompanied by certain financial risks, such as collection of receivables which typically have longer payment terms. Outstanding receivables for these sales totaled $536.0 million at October 27, 2000, or 44.9 percent of total outstanding receivables, compared to $538.7 million or 43.4 percent of total receivables outstanding at April 30, 2000.

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



                          PART II -- OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In October 1997, Cordis Corporation ("Cordis"), a subsidiary of Johnson & Johnson, filed suit against Arterial Vascular Engineering, Inc., which was acquired by the Company in January 1999 ("AVE"), in federal court in the District Court of Delaware alleging that AVE's modular stents infringe certain patents now owned by Cordis. Boston Scientific Corporation is also a defendant in this suit. The complaint seeks injunctive relief and damages from all defendants. On November 21, 2000, a Delaware jury rendered a verdict that the previously marketed MicroStent and GFX stents infringe valid claims of two patents. The trial on damages is scheduled to begin December 18, 2000. The jury verdict does not address products that are currently marketed by Medtronic AVE.

In September 2000, Cordis filed an additional suit against AVE in the District Court of Delaware alleging that AVE's S670, S660 and S540 stents infringe the patents asserted in the above case. No further activity has been undertaken.

In March 2000, Boston Scientific Corporation sued AVE in federal court in the Northern District of California alleging that the S670 rapid exchange perfusion stent delivery system infringes a patent held by Boston Scientific. The complaint seeks injunctive relief and monetary damages. AVE has filed a counterclaim denying infringement based on its license to the patent for perfusion catheters as part of the assets acquired from C.R. Bard in 1998 and has asserted that the license agreement requires disputes to be resolved through arbitration. The court has issued an order that the dispute must be arbitrated under the terms of the license agreement. Boston Scientific has filed a Demand for Arbitration, and an arbitration decision is expected in 2001.

In December 1997, Advanced Cardiovascular Systems, Inc. (ACS), a subsidiary of Guidant Corporation, sued AVE in federal court in the Northern District of California alleging that AVE's modular stents infringe certain patents held by ACS and is seeking injunctive relief and monetary damages. AVE denied infringement and in February 1998 AVE sued ACS in federal court in the District Court of Delaware alleging infringement of certain of its stent patents, for which AVE is seeking injunctive relief and monetary damages. The cases have been consolidated in Delaware and an order has been entered staying the proceedings until September 2002.

In 1996, two former shareholders of Endovascular Support Systems, Inc. ("ESS") filed a lawsuit in Dallas District Court for the State of Texas against AVE and several former officers, directors and shareholders of AVE. The lawsuit alleges that AVE's acquisition of ESS assets was based on fraud and breach of fiduciary duty and that plaintiffs were given insufficient value when they exchanged their stock in ESS for AVE stock in several transactions that occurred from 1993 to 1995. AVE has asserted counterclaims including breach of contract, breach of covenant of good faith and fair dealing, business disparagement and fraud, and has agreed to indemnify the individual defendants. The Court has ruled that the individual defendants owed a fiduciary duty to plaintiffs. The Company believes the defendants have meritorious defenses and counterclaims against the plaintiffs and will continue to defend the actions vigorously. A trial is presently scheduled to commence sometime in 2001.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27  - Financial Data Schedule (For SEC use only)


         (b)      Reports on Form 8-K

                  During the quarter ended October 27, 2000, the Company filed a Report on Form 8-K dated October 26, 2000 reporting under Item 5 the declaration of a dividend of one preferred share purchase right for each outstanding share of common stock. Subsequent to the quarter ended October 27, 2000, the Company filed a Report on Form 8-K dated November 20, 2000 reporting under Item 5 the announcement of financial results for the quarter ended October 27, 2000 and the ruling in a patent infringement case.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                                 Medtronic, Inc.
                                                                    (Registrant)



Date:  December 7, 2000                              /s/ William W. George
                                                     ---------------------------
                                                               William W. George
                                                                        Chairman
                                                     and Chief Executive Officer



Date:  December 7, 2000                              /s/ Robert L. Ryan
                                                     ---------------------------
                                                                  Robert L. Ryan
                                                           Senior Vice President
                                                     and Chief Financial Officer