Form 10-Q
period 2001-01-26
MEDTRONIC INC
filed 2001-03-09
CIK 64670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 26, 2001

Commission File Number 1-7707

MEDTRONIC, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State of incorporation)	41-0793183 (I.R.S. Employer Identification No.)

710 Medtronic Parkway N.E.
Minneapolis, Minnesota 55432
(Address of principal executive offices)

Telephone number: (763) 514-4000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Shares of common stock, $.10 par value, outstanding on February 23, 2001:

1,208,628,899

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MEDTRONIC, INC.
STATEMENT OF CONSOLIDATED EARNINGS
(Unaudited)

	Three months ended		Nine months ended
	Jan. 26, 2001	Jan. 28, 2000	Jan. 26, 2001	Jan. 28, 2000
	(in millions, except per share data)
Net sales	$1,361.6	$1,259.3	$4,033.9	$3,583.4
Costs and expenses:
Cost of products sold	345.4	324.8	1,013.2	899.9
Research and development
expense	143.9	119.1	428.0	354.4
Selling, general, and
administrative expense	406.8	405.2	1,229.8	1,147.5
Non-recurring charges	14.4	14.7	31.3	14.7
Other (income)/expense, net	25.2	10.1	48.7	34.9
Interest (income)/ expense, net	(18.8)	(3.5)	(44.3)	(10.3)

Total costs and expenses	916.9	870.4	2,706.7	2,441.1

Earnings before income taxes	444.7	388.9	1,327.2	1,142.3
Provision for income taxes	141.9	129.4	431.2	375.7

Net earnings	$302.8	$259.5	$896.0	$766.6

Earnings per share:
Basic	$0.25	$0.22	$0.75	$0.64

Diluted	$0.25	$0.21	$0.73	$0.63

Weighted average shares
Outstanding:
Basic	1,207.2	1,194.4	1,201.2	1,194.4
Diluted	1,225.8	1,220.8	1,227.0	1,222.5

See accompanying notes to condensed consolidated financial statements

MEDTRONIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Jan. 26, 2001	April 30, 2000
ASSETS	(in millions)
Current assets:
Cash and cash equivalents	$448.8	$467.8
Short-term investments	221.4	109.7
Accounts receivable, less allowance for
doubtful accounts of $32.1 and $30.2	1,213.3	1,210.6
Inventories	763.8	691.7
Deferred tax assets, net	151.2	160.5
Prepaid expenses and other current assets	282.9	396.0

Total current assets	3,081.4	3,036.3
Property, Plant, and Equipment	1,954.0	1,680.7
Accumulated depreciation	(850.4)	(732.7)

Net Property, Plant, and Equipment	1,103.6	948.0
Goodwill and other intangible assets, net	1,303.3	1,361.4
Long-term investments	872.7	210.1
Other assets	151.2	138.3

Total assets	$6,512.2	$5,694.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$151.9	$317.2
Accounts payable	181.4	201.1
Accrued expenses	616.1	476.1

Total current liabilities	949.4	994.4
Long-term debt	15.9	14.9
Deferred tax liabilities, net	22.5	15.2
Other long-term liabilities	165.7	157.1

Total liabilities	1,153.5	1,181.6
Shareholders’ equity:
Common stock—par value $.10	120.8	119.8
Retained earnings	5,399.2	4,564.1
Accumulated other non-owner changes in equity	(142.3)	(151.9)

	5,377.7	4,532.0
Receivable from Employee Stock Ownership Plan	(19.0)	(19.5)

Total shareholders’ equity	5,358.7	4,512.5

Total liabilities and shareholders’ equity	$6,512.2	$5,694.1

See accompanying notes to condensed consolidated financial statements

MEDTRONIC, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine months ended
	Jan. 26, 2001	Jan. 28, 2000
	(in millions)
OPERATING ACTIVITIES
Net earnings	$896.0	$766.6
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	217.9	169.2
Non-recurring charges	10.4	4.5
Deferred income taxes	15.7	(42.5)
Change in operating assets and liabilities:
Accounts receivable	(10.8)	(227.3)
Inventories	(55.9)	(140.7)
Accounts payable and accrued liabilities	110.4	78.0
Changes in other operating assets and
liabilities	86.9	(75.2)

Net cash provided by operating activities	1,270.6	532.6
INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(302.9)	(221.0)
Purchases of marketable securities	(969.0)	(147.0)
Sales and maturities of marketable securities	297.0	167.0
Other investing activities, net	(105.6)	(50.2)

Net cash used in investing activities	(1,080.5)	(251.2)
FINANCING ACTIVITIES:
Increase (decrease) in short-term borrowings, net	(153.3)	40.4
Increase in long-term debt, net	.6	2.8
Dividends to shareholders	(180.3)	(141.5)
Issuance of common stock	123.2	161.2
Repurchases of common stock	—	(423.6)
Repayment of loan to ESOP	0.5	—

Net cash used in financing activities	(209.3)	(360.7)
Effect of exchange rate changes on cash and	.2	(4.3)
cash equivalents

Net change in cash and cash equivalents	(19.0)	(83.6)
Cash and cash equivalents at beginning of period	467.8	247.4

Cash and cash equivalents at end of period	$448.8	$163.8

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2000.

Note 2 – Merger

On December 21, 2000, the Company issued approximately 3.7 million shares of its common stock in exchange for all of the outstanding capital stock of PercuSurge, Inc. (PercuSurge). PercuSurge is a leading developer of interventional embolic protection devices and currently markets a patented system outside the United States that helps remove embolic material that often is dislodged during the treatment of arteriosclerosis.

The merger was accounted for as a pooling-of-interests and, accordingly, the Company’s consolidated financial statements have been restated to include the results of operations, financial position and cash flows of PercuSurge for all periods presented.

Net sales and net earnings for the individual entities are as follows (in millions):

	Medtronic	PercuSurge	Combined
Three months ended
January 26, 2001:
Net sales	$1,361.3	$0.3	$1,361.6
Net earnings (loss)	$307.3	$(4.5)	$302.8

Nine months ended
January 26, 2001:
Net sales	$4,032.6	$1.3	$4,033.9
Net earnings (loss)	$910.4	$(14.4)	$896.0

In connection with this transaction, the Company recorded $14.4 million of pre-tax transaction and integration charges. These charges include investment banking and legal fees, severance accruals and distributor termination costs.

The restated consolidated financial results for the three and nine months ended January 28, 2000, include PercuSurge’s results for the three and nine months ended December 31, 1999, respectively. Effective May 1, 2000, PercuSurge’s fiscal year end has been changed from December 31 to the last Friday of April to conform to the Company’s fiscal year end. Accordingly, PercuSurge’s results for the one-month period ended April 30, 2000 have been excluded from the Company’s combined results and have been reported as an adjustment to May 1, 2000 retained earnings. PercuSurge’s sales and net loss for the one-month period ended April 30, 2000 were $0.1 million and $1.4 million, respectively.

Note 3 – Change in Fiscal Year End and Reclassification of Historical Information

During the quarter the Company announced that it has changed its fiscal year end from April 30 to the last Friday in April. This change to a 52/53 week fiscal year will take effect on April 27, 2001 and will not have a material impact on the Company’s consolidated financial statements.

Certain expenses in the consolidated statement of earnings have been reclassified to Other Income/Expense for all periods presented. This reclassification did not have an impact on the Company’s previously reported results.

Note 4 – Other Non-Owner Changes in Equity

In addition to net earnings, other non-owner changes in equity include, as applicable, unrealized gains and losses on available for sale securities, foreign currency translation adjustments and minimum pension liability. For the nine-month periods ended January 26, 2001 and January 28, 2000 the Company’s other non-owner changes in equity were $905.6 million and $739.5 million, respectively.

Note 5 – Inventories

Inventories consisted of the following (amounts in millions):

	January 26, 2001	April 30, 2000
Finished goods	$412.5	$374.6
Work in process	141.6	129.9
Raw Materials	209.7	187.2

Total	$763.8	$691.7

Note 6 – Non-Recurring Items

During the third quarter of fiscal year 2001 and in connection with the merger with PercuSurge, the Company recorded pre-tax transaction and integration related charges totaling $14.4 million. As part of the PercuSurge integration efforts, the Company identified 13 employees for termination, 10 of which had been terminated as of January 26, 2001. Also, during the same quarter, the Company announced that it will contribute the net proceeds from litigation settlements of $20.4 million to the Medtronic Foundation.

In the first quarter of fiscal year 2001, the Company recorded a $16.9 million pre-tax charge related to a litigation judgment. The judgment is protected by a confidentiality agreement, is non-recurring, non-product related and pertains to business matters that occurred in 1997 and 1998.

The Company announced initiatives to restructure its Latin America operations in the fourth quarter of fiscal year 2000 and its vascular, spinal surgery and cardiac surgery operations in the third and fourth quarters of fiscal year 1999. The restructuring of the Latin America operations is expected to be substantially completed by the fourth quarter of fiscal year 2001. Of the 78 employees identified for termination, substantially all had been terminated as of January 26, 2001. The restructuring of the vascular, spinal surgery and cardiac surgery operations was complete as of the end of the first quarter of fiscal year 2001.

Applications during the third quarter of fiscal year 2001 against remaining accruals were as follows (amounts in millions):

	Balance at Oct. 27, 2000	New Charges	Charges Utilized	Balance at Jan. 26, 2001
Facility reductions	$1.3	$—	$—	$1.3
Severance and related costs	4.2	1.8	(2.7)	3.3
Contractual obligations	4.3	7.6	(0.8)	11.1

Total restructuring-related
accruals	9.8	9.4	(3.5)	15.7
Transaction related costs	—	4.2	(3.9)	0.3
Asset write-downs	—	0.8	(0.8)	—
Litigation	25.9	—	(0.3)	25.6

Total	$35.7	$14.4	$(8.5)	$41.6

In the area of facilities there are two minor items remaining related to the restructuring of the cardiac surgery and vascular organizations: the sale of a manufacturing facility and the cancellation of lease commitments for one additional facility. The severance accrual relates to the future termination of certain PercuSurge employees and to European severance costs which are paid to terminated employees in accordance with local statutory requirements. Contractual commitments relate primarily to PercuSurge distributor termination costs.

The Company also continues to incur costs to conclude cases related to the Company’s spinal system for pedicle fixation.

Note 7 – New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was later amended by Statement No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133” and by Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of FASB Statement No. 133” (collectively, SFAS No. 133 or the Standard). The Standard will require that companies recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company will adopt the Standard on April 28, 2001, the first day of fiscal year 2002, and is in the process of determining what effect the adoption of SFAS No. 133 will have on the Company's results of operations, financial position or cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” which was later amended by SAB No. 101A and SAB No. 101B. These SABs will be adopted by the Company in the fourth quarter of the current fiscal year. The Company does not expect the adoption of these SABs to have a material impact on its consolidated financial statements.

Note 8 – Segment and Geographic Information

The Company operates its business in four operating segments, which are aggregated into one reportable segment — the manufacture and sale of device-based medical therapies. Each of the Company’s operating segments has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments, and shared infrastructures. Net sales by operating segment were as follows (in millions):

	Three months ended January 26, 2001	Three months ended January 28, 2000
Cardiac Rhythm Management	$644.7	$609.0
Neurological, Spinal and ENT	364.7	319.0
Vascular	233.8	216.7
Cardiac Surgery	118.4	114.6

	$1,361.6	$1,259.3

	Nine months ended January 26, 2001	Nine months ended January 28, 2000
Cardiac Rhythm Management	$1,941.5	$1,804.3
Neurological, Spinal and ENT	1,063.4	899.8
Vascular	675.3	538.9
Cardiac Surgery	353.7	340.4

	$4,033.9	$3,583.4

Geographic information:

Certain historical revenue amounts by geography have been reclassified to reflect revised allocations (in millions):

Three months ended

January 26, 2001	United States	Europe	Asia Pacific	Other Foreign	Elimi- nations	Consoli- dated
Revenues from external
customers	$909.7	$261.5	$148.7	$41.7	$—	$1,361.6
Intergeographic sales	208.9	28.8	—	3.6	(241.3)	—

Total sales	$1,118.6	$290.3	$148.7	$45.3	$(241.3)	$1,361.6

Long-lived assets	$3,161.7	$206.4	$47.4	$15.3	$—	$3,430.8

Three months ended

January 28, 2000	United States	Europe	Asia Pacific	Other Foreign	Elimi- nations	Consoli- dated
Revenues from external
customers	$827.3	$263.3	$128.8	$39.9	$—	$1,259.3
Intergeographic sales	174.3	40.1	.1	3.8	(218.3)	—

Total sales	$1,001.6	$303.4	$128.9	$43.7	$(218.3)	$1,259.3

Long-lived assets	$2,385.2	$204.1	$50.7	$17.8	—	$2,657.8

Nine months ended

January 26, 2001	United States	Europe	Asia Pacific	Other Foreign	Elimi- nations	Consoli- dated
Revenues from external
customers	$2,688.0	$760.0	$459.5	$126.4	$—	$4,033.9
Intergeographic sales	561.1	101.7	.1	11.6	(674.5)	—

Total sales	$3,249.1	$861.7	$459.6	$138.0	$(674.5)	$4,033.9

January 28, 2000	United States	Europe	Asia Pacific	Other Foreign	Elimi- nations	Consoli- dated
Revenues from external
customers	$2,335.6	$760.2	$369.1	$118.5	$—	$3,583.4
Intergeographic sales	563.5	114.0	.1	11.4	(689.0)	—

Total sales	$2,899.1	$874.2	$369.2	$129.9	$(689.0)	$3,583.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Earnings

Net earnings for the three months ended January 26, 2001 were $302.8 million, or $0.25 per diluted share, compared to net earnings of $259.5, or $0.21 per diluted share for the quarter ended January 28, 2000, representing an increase of 16.7 percent and 19.0 percent, respectively, over the same period a year ago. During the quarter, the Company completed the merger with PercuSurge and recorded pre-tax transaction and integration related charges totaling $14.4 million. Also during the quarter, the Company recorded a net one-time gain of $20.4 million from litigation settlements, the proceeds of which will be contributed to the Medtronic Foundation. Without these non-recurring items, net earnings and diluted earnings per share for the quarter would have been $313.9 million and $0.26, respectively, an increase of 15.6 percent and 18.1 percent, respectively, over pre-charge net earnings and diluted earnings per share for the same period a year ago . In the year-ago quarter, the Company recorded pre-tax transaction and integration related charges totaling $14.7 million related to the merger with Xomed Surgical Products, Inc.

Net earnings for the first nine months of fiscal year 2001 were $896.0 million or $0.73 per diluted share, compared to net earnings of $766.6 million, or $0.63 per diluted share for the same period a year ago. In the first quarter of fiscal year 2001, the Company recorded a $16.9 million pre-tax charge for a non-recurring, non-product related litigation judgment for business matters that occurred in 1997 and 1998. Without these non-recurring charges in the first and third quarters of the current fiscal year, net earnings would have been $918.5 million, or $0.75 per diluted share, an increase of 18.0 percent and 17.2 percent, respectively, over pre-charge net earnings and diluted earnings per share for the same period a year ago.

Sales

Sales for the three and nine-month periods ended January 26, 2001 increased 8.1 and 12.6 percent, respectively, compared to the same periods of fiscal year 2000. Sales growth in the quarter and nine-month periods was negatively impacted by $51.8 million and $105.7 million, respectively, of unfavorable exchange rate changes of the value of the U.S. dollar versus the Euro and the Yen. Excluding the effects of foreign currency translation, sales for the quarter and the first nine months of fiscal year 2001 increased 12.4 percent and 15.6 percent over the same periods a year ago. All revenue growth rates that follow are reported on a constant-currency basis.

Net sales of cardiac rhythm management products, which consist primarily of pacemakers, implantable and external defibrillators, leads and ablation products increased 10.5 percent and 10.8 percent during the three and nine-month periods ended January 26, 2001, compared to the same periods a year ago. Worldwide bradycardia pacing revenues grew approximately 11 percent in the quarter. The growth was driven by the following factors: the use of pacemakers for new medical indications, the Company’s strategy of offering the industry’s deepest and broadest product line, and the Medtronic/Vitatron dual brand strategy. Sales of implantable defibrillators grew 15 percent during the quarter, on unit sales that rose 16 percent. Revenue growth accelerated in the last month of the quarter following the introduction of the GEM III defibrillator. In addition, subsequent to quarter end, the Food and Drug Administration (FDA) approved the GEM III AT for the treatment of atrial and ventricular fibrillation. External defibrillator sales were level with last year’s third quarter as a slowdown in sales to hospitals, which comprise a significant portion of external defibrillator sales, offset a nearly 46 percent growth in unit sales of automated external defibrillators. Additionally, in the yet untapped market for heart failure, the Medtronic InSync™ III cardiac resynchronization system entered clinical evaluations, as did the Medtronic Attain™ over-the-wire, steroid eluting left-heart lead.

Net sales of neurological; spinal; and ear, nose and throat (ENT) products, consisting primarily of implantable neurostimulation devices, implantable drug administration systems, spinal products, neurosurgery products, functional diagnostics and surgical products used by ENT physicians, increased 17.5 percent and 20.4 percent for the three and nine-month periods ended January 26, 2001, compared to the same periods a year ago. Sales of spinal and neurosurgery product lines achieved revenue growth of 23 percent, led by the growth in spinal surgery products, particularly in core plates and screw fixation systems and interbody products. After quarter end, the Company announced the commercial launch of the StealthStation® TREON™ Treatment Guidance System, a product that will further improve accuracy and precision during brain and spinal surgery. Core neurological product sales (consisting of neurostimulation, drug administration systems, functional diagnostics and functional stimulation), increased 14 percent from the same period a year ago. The Company is still awaiting FDA approval of its Activa® Parkinson’s Control deep brain stimulation therapy.

Net sales of vascular product lines, consisting of stents, balloons and guiding catheters, and peripheral vascular products, increased 12.4 percent and 29.0 percent for the three and nine-month periods ended January 26, 2001, compared to the same periods a year ago. The growth was driven by coronary vascular revenues that rose 16 percent during the quarter, led by the strength of the S670™ and BeStent™ 2 coronary stents. The Company expects to launch the S7®, successor to the S670™ model, in Europe during the fourth quarter of the current fiscal year, and in the U.S. sometime during the first quarter of fiscal year 2002. In addition, during the quarter the Company completed its merger with PercuSurge, a developer of interventional embolic protection devices. With this merger the Company now has products under development to treat complications that result from the release of embolic debris during interventional procedures. Peripheral vascular revenues declined 8 percent during the quarter compared to the same period a year ago. In the first quarter of the current fiscal year, the Company temporarily suspended manufacturing of the Medtronic AneuRx™ stent graft for treatment of abdominal aortic aneurysms to implement manufacturing improvements. The Company has resumed manufacturing of the product and has increased manufacturing capacity.

Net sales of cardiac surgery product lines, consisting of heart valves, perfusion systems, cannulae and surgical accessories, increased 8.0 percent and 7.5 percent for the three and nine-month periods ended January 26, 2001, compared to the same periods a year ago. Heart valve revenues grew 12 percent, highlighted by a 19 percent growth in tissue valve sales. Revenues from minimally invasive surgery products rose 66 percent. Perfusion systems revenues were similar to a year-ago levels, reflecting the continued industry shift towards beating-heart procedures.

Cost of Products Sold

Cost of products sold as a percentage of sales was 25.4 percent and 25.1 percent for the three and nine-month periods ended January 26, 2001, compared to 25.8 percent and 25.1 percent for the same periods a year ago. Royalty expense and intellectual property amortization expense, previously included in cost of sales, have been reclassified to Other Income/Expense for all periods presented.

Research and Development Expense

The Company remains committed to its objective of spending aggressively on research and development (R&D)to develop technological enhancements and new indications for existing products, to develop less invasive and new technologies that address unmet patient needs and to help reduce patient care costs and length of hospital stay. R&D expense as a percentage of sales for the third quarter and first nine months of fiscal year 2001 was 10.6 percent for both periods, compared to 9.5 percent and 9.9 percent of sales, respectively, for the same periods a year ago.

Selling, General and Administrative Expense (SG&A)

SG&A expense for the three and nine-month periods ended January 26, 2001 was 29.9 percent and 30.5 percent of sales, respectively, compared to 32.2 percent and 32.0 percent of sales, respectively for the same periods a year ago. The decrease in SG&A expense as a percentage of sales is the result of continued cost control measures, partially offset by increased field sales coverage expenses. Royalty income, foreign currency gains and losses, minority investment gains and losses and goodwill amortization, previously included in

SG&A expense, have been reclassified to Other Income/Expense for all periods presented.

Non-Recurring Charges

During the quarter, the Company recorded a pre-tax, non-recurring charge of $14.4 million for transaction and integration costs related to the merger with PercuSurge. The Company also recorded a net one-time gain of $20.4 million from litigation settlements, and announced that it will contribute those proceeds to the Medtronic Foundation. In the first quarter of the current fiscal year, the Company recorded a $16.9 million pre-tax expense related to a litigation judgment. The judgment is protected by a confidentiality agreement, is non-recurring, non-product related and pertains to business matters that occurred in 1997 and 1998.

During the third quarter of fiscal year 2000, the Company recorded a pre-tax charge totaling $14.7 million for transaction and integration costs related to the merger with Xomed Surgical Products, Inc.

The Company announced initiatives to restructure its Latin America operations in the fourth quarter of fiscal year 2000 and its vascular, spinal surgery and cardiac surgery operations in the third and fourth quarters of fiscal year 1999. The restructuring of the Latin America operations is expected to be substantially completed by the fourth quarter of fiscal year 2001. Of the 78 employees identified for termination, substantially all had been terminated as of January 26, 2001. The restructuring of the vascular, spinal surgery and cardiac surgery operations was complete as of the end of the first quarter of fiscal year 2001.

Other Income/Expense

Other income/expense includes goodwill and intellectual property amortization, royalty income and expense, minority investment gains and losses and foreign currency gains and losses. Other expense, net was $25.2 million for the three months ended January 26, 2001, and $10.1 million for the same period a year ago. Other expense, net was $48.7 million for the nine months ended January 26, 2001 and $34.9 million for the same period a year ago. The increase in other expense, net relates primarily to the impact of fluctuations in foreign currency exchange rates.

Interest Income/Expense

Net interest income during the third quarter and the first nine months of fiscal year 2001 was $18.8 million and $44.3 million, compared to $3.5 million and $10.3 million, respectively, for the same periods a year ago. The increase in net interest income is the result of higher cash balances attributable to larger cash inflows from operations and the discontinuation of the Company’s systematic share repurchase program during the fourth quarter of fiscal year 2000.

Income Taxes

The Company’s effective income tax rate for third quarter and the first nine months of the current fiscal year was 31.9 percent and 32.5 percent, respectively, or 31.6 percent and 32.4 percent, respectively, before non-recurring charges. The estimated effective rate for fiscal year 2001 is 32.5 percent, less the effect of certain tax-advantaged instruments. After the restatement for the pooling-of-interests transaction with PercuSurge, the effective income tax rate for fiscal 2000 was 32.9 percent, or 32.7 percent excluding the effects of non-recurring charges.

Liquidity and Capital Resources

Operating activities provided $1,270.6 million of cash and cash equivalents for the nine-month period ended January 26, 2001 compared to $532.6 million for the same period a year ago. Significant uses of cash included investments in long-term marketable securities, purchases of property, plant and equipment, payment of dividends to shareholders, and repayment of short-term borrowings.

Working capital was $2,132.0 million at January 26, 2001, an increase of $90.1 million over the $2,041.9 million at April 30, 2000. The current ratio was 3.2:1 at January 26, 2001 as compared to 3.1:1 at April 30, 2000.

The Company’s capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percent of total capital was 3.0 percent as of January 26, 2001, compared to 6.9 percent at April 30, 2000. The Company has existing lines of credit totaling $875.0 million with various banks, of which $707.0 million were unused at January 26, 2001.

Operations Outside of the United States

Sales to customers located outside of the United States accounted for 33.2 percent and 33.4 percent of total sales for the third quarter and first nine months of fiscal year 2001, respectively. Sales outside of the United States are accompanied by certain financial risks, such as collection of receivables which typically have longer payment terms. Outstanding receivables for these sales totaled $576.1 million at January 26, 2001, or 46.3 percent of total outstanding receivables at January 26, 2001, compared to $544.6 million or 43.9 percent of total receivables outstanding at April 30, 2000.

Cautionary Factors That May Affect Future Results

Certain statements contained in this document and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should”, “will,” “forecast” and similar words or expressions. The Company’s forward-looking statements generally relate to its growth strategies, financial results, product development and regulatory approval programs, and sales efforts. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed in the section entitled “Government Regulation and Other Matters” and "Cautionary Factors That May Affect Future Results" in the Company’s Annual Report and Form 10-K for the year ended April 30, 2000. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

In October 1997, Cordis Corporation (“Cordis”), a subsidiary of Johnson & Johnson, filed suit against Arterial Vascular Engineering, Inc., which was acquired by the Company in January 1999 (“AVE”), in federal court in the District Court of Delaware alleging that AVE’s modular stents infringe certain patents now owned by Cordis. Boston Scientific Corporation is also a defendant in this suit. The complaint seeks injunctive relief and damages from all defendants. On November 21, 2000, a Delaware jury rendered a verdict that the previously marketed MicroStent and GFX stents infringe valid claims of two patents. Thereafter the jury awarded damages to Cordis totaling approximately $270 million. In February 2001, the court heard evidence on the affirmative defense of inequitable conduct and will consider that evidence along with other post-trial motions. The jury verdict does not address products that are currently marketed by Medtronic AVE.

In September 2000, Cordis filed an additional suit against AVE in the District Court of Delaware alleging that AVE’s S670, S660 and S540 stents infringe the patents asserted in the above case.

In December 1999, Advanced Cardiovascular Systems, Inc. (“ACS”), a subsidiary of Guidant Corporation, sued Medtronic and AVE in federal court in the Northern District Court of California alleging that the S670 rapid exchange perfusion stent delivery system infringes a patent held by ACS. The complaint seeks injunctive relief and monetary damages. ACS filed a demand for arbitration with the American Arbitration Association in Chicago simultaneously with the lawsuit. AVE has filed a counterclaim denying infringement based on its license to the patent for perfusion catheters as part of the assets acquired from C.R. Bard in 1998 and has asserted that the license agreement requires disputes to be resolved through arbitration. The parties have agreed to arbitrate all claims against AVE. Litigation against Medtronic has been stayed pending the arbitration decision. Arbitration hearings were held in February and a decision is expected in the first half of calendar year 2001.

The Company believes that it has meritorious defenses against the above infringement claims and intends to vigorously contest them. While it is not possible to predict the outcome of these actions, the Company believes that costs associated with them will not have a material adverse impact on the Company’s financial position or liquidity, but could possibly be material to the consolidated results of operations of any one period.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Medtronic Restated Articles of Incorporation, as amended to date, incorporated by reference herein to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 1999, filed with the Commission on December 10, 1999.

3.2	Medtronic Bylaws, as amended to date, incorporated herein by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended April 30, 1996, filed with the Commission on July 24, 1996.

4.1	Rights Agreement, dated as of October 26, 2000, between Medtronic and Wells Fargo Bank, Minnesota, N.A., including the form of Rights Certificate as Exhibit B thereto, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A, filed with the Commission on November 3, 2000.

(b)	Reports on Form 8-K

During the quarter ended January 26, 2001, the Company filed (i) a report on From 8-K dated November 20, 2000 reporting under Item 5 the announcement of financial results for the quarter ended October 27, 2000 and the ruling in a patent infringement case and (ii) a Report on Form 8-K dated December 19, 2000 reporting under Item 5 the conversion ratio for the proposed acquisition of PercuSurge, Inc.

Subsequent to the quarter ended January 26, 2001, the Company filed a Report on Form 8-K dated February 12, 2001 reporting under Item 5 the change in fiscal year end from April 30 to a 52/53 week year ending on the last Friday in April of each year, effective for the current fiscal year end.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medtronic, Inc.
(Registrant)

Date: March 8, 2001
/s/ William W. George
William W. George
Chairman
and Chief Executive Officer
Date: March 8, 2001
/s/ Robert L. Ryan
Robert L. Ryan
Senior Vice President
and Chief Financial Officer