Form 10-K
period 2001-04-27
MEDTRONIC INC
filed 2001-07-26
CIK 64670

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED APRIL 27, 2001

                           COMMISSION FILE NO. 1-7707

                             ----------------------

                                     [LOGO]
                                   MEDTRONIC

                                 MEDTRONIC, INC.

               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

MINNESOTA                                                             41-0793183
(STATE OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)

                              710 MEDTRONIC PARKWAY
                          MINNEAPOLIS, MINNESOTA 55432
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                        TELEPHONE NUMBER: (763) 514-4000

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

AGGREGATE MARKET VALUE OF VOTING STOCK OF MEDTRONIC, INC. HELD BY NONAFFILIATES OF THE REGISTRANT AS OF JULY 20, 2001, BASED ON THE CLOSING PRICE OF $48.58, AS REPORTED ON THE NEW YORK STOCK EXCHANGE: APPROXIMATELY $58.6 BILLION.

SHARES OF COMMON STOCK OUTSTANDING ON JULY 20, 2001: 1,209,923,966

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF REGISTRANT'S 2001 ANNUAL REPORT ARE INCORPORATED BY REFERENCE INTO PARTS I, II AND IV; PORTIONS OF REGISTRANT'S PROXY STATEMENT FOR ITS 2001 ANNUAL MEETING ARE INCORPORATED BY REFERENCE INTO PART III.

                                TABLE OF CONTENTS


ITEM                               DESCRIPTION                              PAGE
----                               -----------                              ----

                                     PART I

  1.   Business.........................................................      1
  2.   Properties.......................................................     14
  3.   Legal Proceedings................................................     14
  4.   Submission of Matters to a Vote of Security-Holders..............     16


                                     PART II

  5.   Market for Registrant's Common Equity and Related
          Stockholder Matters...........................................     16
  6.   Selected Financial Data..........................................     16
  7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................     16
  7A.  Quantitative and Qualitative Disclosures About Market Risk ......     16
  8.   Financial Statements and Supplementary Data......................     16
  9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................     16


                                    PART III

 10.   Directors and Executive Officers of the Registrant...............     16
 11.   Executive Compensation...........................................     16
 12.   Security Ownership of Certain Beneficial Owners and Management...     16
 13.   Certain Relationships and Related Transactions...................     16


                                     PART IV

 14.   Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K......................................................     17


TRADEMARKS AND OTHER RIGHTS

This Report contains trademarks, service marks and registered marks of Medtronic, Inc. and its subsidiaries, and other companies, as indicated.


ANNUAL MEETING AND RECORD DATES

Medtronic's Annual Meeting of Shareholders will be held on Thursday, August 30, 2001 at 10:30 a.m., Central Daylight Time at the Company's world headquarters. The record date for the Annual Meeting is now July 31, 2001 and all shareholders of record at the close of business on July 31, 2001 will be entitled to vote at the Annual Meeting.

                                     PART I


ITEM 1. BUSINESS

         OVERVIEW. Medtronic, Inc., together with its subsidiaries ("Medtronic" or the "company"), is the world's leading medical technology company, providing lifelong solutions for people with chronic disease. The company is committed to offering market-leading therapies to restore patients worldwide to fuller, healthier lives. Medtronic's primary products are used for bradycardia pacing, tachyarrhythmia management, atrial fibrillation, heart failure, coronary and peripheral vascular disease, minimally invasive cardiac surgery, heart valve replacement, extracorporeal cardiac support, spinal and neurosurgery, malignant and non-malignant pain, movement disorders, neurodegenerative disorders, and ear, nose and throat (ENT) surgery. Medtronic's businesses operate in four business units that comprise one reportable segment, that of manufacturing and selling device-based medical therapies. The business units are Cardiac Rhythm Management; Vascular; Cardiac Surgery; and Neurological, Spinal and ENT.

         Medtronic was founded in 1949, incorporated in 1957 and today serves physicians, clinicians and patients in more than 120 countries worldwide. The company remains committed to a mission written by its founder over 40 years ago:
"to contribute to human welfare by application of biomedical engineering in the research, design, manufacture, and sale of instruments or appliances that alleviate pain, restore health and extend life." Beginning with the development of the heart pacemaker in the 1950s, the company has assembled a broad portfolio of progressive technology expertise both through internal development of core technologies as well as acquisitions, establishing the company as a leader in new medical technologies. Since 1998, Medtronic has accelerated its growth through the acquisition of six major businesses and will continue to evaluate additional acquisition opportunities. Medtronic selects its acquisition candidates to expand its broad base of market leadership and leverage its technology portfolio to treat an increasing number of chronic diseases.

         Medtronic's success in leading global advances in medical technology is based upon an active collaboration with customers. The company's new therapies and products are often successful because the company works closely with physicians and patients to identify unmet needs in clinics, hospitals and surgical suites. This collaboration allows Medtronic to continually introduce new products offering improved solutions for medical practitioners and the patients they treat. These new products drive the company's financial results. During fiscal year 2001, about two-thirds of the company's revenues were generated from sales of products introduced within the last two years. By staying close to its market, the company believes it can direct its substantial technological resources to the development of solutions that hold the most promise for serving patients and creating successful products.

         In January 2000, Medtronic introduced Vision 2010, the company's strategic initiative to provide patients and the medical community with comprehensive, life-long solutions for the management of chronic disease. In the next decade, the company anticipates that the internet, technology advancements and increasing patient participation in treatment decisions will transform the nature of healthcare services. The convergence of these factors will result in better care at lower cost to the health care system and greater quality of life and convenience to the patient. The company has embraced these trends by forming innovative alliances with information industry leaders Microsoft Corporation, International Business Machines Corporation (IBM) and Healtheon/WebMD. Through these alliances, Medtronic intends to provide physicians better tools to collect and monitor patient data and provide health care information to the increasing number of patients who seek an active and informed role in their own health care decisions.

         RECENT ACQUISITIONS. The company continues to grow through a combination of acquisitions and internally generated technological advances. In fiscal 2001, Medtronic acquired PercuSurge, Inc. (PercuSurge"), a private company that develops and markets interventional embolic protection devices. In June 2001, PercuSurge commercially released in the United States its patented system to remove embolic material dislodged during the treatment of arteriosclerosis. This system has been commercially available in Europe since 1999 and has been used in more than 5,000 procedures. Shareholders of PercuSurge received 3.7 million shares of Medtronic Common

Stock in the merger in exchange for the outstanding stock of PercuSurge. The acquisition was accounted for as a pooling-of-interests, and Medtronic's consolidated financial statements for fiscal 2001 and prior years have been restated to include the results of operations, financial positions, and cash flows of PercuSurge.

         In May 2001, the company announced that it had signed an agreement to purchase MiniMed Inc., the world leader in the design, development, manufacture and marketing of advanced medical systems for the treatment of diabetes. MiniMed develops and sells glucose monitoring systems, external insulin pumps and related disposable products for use by patients with diabetes. Medtronic has also agreed to purchase Medical Research Group, Inc., a privately held corporation that designs and develops implantable devices used for the treatment of diabetes. MiniMed is a shareholder of Medical Research Group, Inc. MiniMed and Medical Research Group are currently developing an implantable insulin pump and long-term glucose sensor. In combination, these new implantable products would allow for more efficient regulation of blood glucose levels and may decrease the frequency and severity of diabetic complications. The Company expects to complete the transactions in the second quarter of fiscal 2002.

         CARDIAC RHYTHM MANAGEMENT. Cardiac Rhythm Management products consist primarily of products for bradycardia pacing, tachyarrhythmia management, atrial fibrillation and congestive heart failure.

         Bradycardia pacing systems, which treat patients with slow or irregular heartbeats, include pacemakers, leads and accessories. The pacemakers can be noninvasively programmed by the physician to adjust sensing, electrical pulse intensity, rate, duration and other characteristics, and can produce impulses to cause contractions in either the upper or lower heart chamber, or both, in relation to heart activity. The company's Model 9790 programmer can be used interchangeably with all of the company's bradycardia pacemakers as well as with its tachyarrhythmia management devices. The primary physician users for bradycardia products include electrophysiologists, implanting cardiologists and cardiovascular surgeons.

         The company's bradycardia pacemakers include the KAPPA(R), Sigma(TM), and Vitatron(R) families of products. The KAPPA series of pacemakers includes advanced products designed to adjust heart rates to match patient activity without requiring a hospital or clinic visit. The KAPPA products also provide physicians intuitive, easy-to-use diagnostic information and patient management tools. The Medtronic Sigma pacing line competes in the standard and basic pacing market segments by offering enhanced patient therapies and patient management tools not typically found in those segments.

         The Vitatron organization of Medtronic, located in the Netherlands, offers a broad range of pacing therapies. During fiscal 2001, sales of Vitatron pacing systems grew at a faster rate than any of the company's other pacemaker brands. In March 2001, Vitatron released its new Collection(TM)3 and Vita(TM)2 pacemaker series to the United States market, joining the advanced Vitatron Clarity(TM) line of pacemakers introduced in the United States in December 2000. Key features of the Vitatron systems include (i) Beat-to-Beat(TM) mode switching which prevents intermittent periods of fast heart rates in the upper chambers from disrupting the steady heart rhythm in the lower chambers; (ii) dual sensor rate response to enable the pacemaker to adapt its rate to meet the patient's metabolic needs; and (iii) in the Collection 3 series, collection of data that reports certain cardiac events and suggests solutions that the physician can use to adjust the pacemaker to the patient's needs.

         To further assist physicians, Vitatron also introduced its user-friendly AFdiscover(TM) software tool to the United States market. The new software is designed to be used with Vitatron's Selection(TM) AFm (Model 902) system, the first pacing system available in the United States with new capabilities intended to help physicians more effectively monitor atrial fibrillation. AFdiscover software is designed for installation on a physician's personal computer, where it can then be used to read and analyze patient data that is obtained from the patient's pacemaker via the 9790 programmer. The software produces the data in a user-friendly, easy-to-read, graphic format.

         Medtronic also markets the CapSureZ(R), CapSureFix(R) and the CapSure(R) Epi steroid-eluting leads, which deliver more concentrated levels of electrical energy that extend device life. The CapSureFix NOVUS(TM), a new pacing lead with smaller size for increased maneuverability during implant, is in clinical investigation.

         Tachyarrhythmia management products include implantable devices and transvenous lead systems for treating ventricular tachyarrhythmias, which are abnormally fast, and sometimes fatal, heart rhythms. The systems offer a tiered therapy of pacing, cardioversion and defibrillation, and are implanted in the upper chest using endocardial leads, which reduces patient trauma, hospitalization time and costs. The primary physician users for tachyarrhythmia products are electrophysiologists.

         Because many patients exhibit multiple heart rhythm problems, Medtronic has developed products with the capability of addressing sometimes complex combinations of arrhythmias, including atrial fibrillation. In atrial fibrillation, the heart's upper chambers beat too rapidly, elevating the risk of stroke fivefold. Atrial fibrillation is the world's most common arrhythmia and affects 5 million people worldwide.

         Medtronic's Gem(R)family of implantable defibrillators is intended to meet the needs of patients with multiple heart rhythm problems. In December 2000, the FDA cleared for United States commercial release the Gem III(TM)DR(R)and the Gem III(TM)VR implantable cardioverter defibrillators (ICD), used with Sprint(TM) defibrillation leads and the 9790 programmer. These systems are designed to treat potentially lethal heart rhythms such as sudden cardiac arrest. While the single-chamber Gem III VR provides pacing to the lower chamber of the heart, the dual-chamber Gem III DR device is intended for patients with conditions requiring that sensing take place in the upper chamber of the heart as well as in the lower chamber to assure that the device circuitry correctly evaluates arrhythmias to prevent inappropriate therapeutic impulses. In February 2001, the FDA cleared the Gem III AT for commercial release in the United States. The Gem III AT ICD offers a comprehensive set of tools for managing both atrial and ventricular arrhythmias. The Gem III DR defibrillator includes enhanced PR (Pattern Recognition) Logic(TM)detection capability, a proprietary algorithm designed to discriminate between, and deliver appropriate pacing for, fast ventricular rhythms that are life threatening and fast atrial arrhythmias that are not. Gem III defibrillators also offer increased device longevity.

         In August 2000, the Company released for commercial sale in Europe and Canada its AT500(TM)pacing system, another tool for treating patients with multiple heart rhythm problems including atrial fibrillation. The AT500 is designed for bradycardia patients who are also at risk for atrial tachyarrhythmias. The Jewel AF(R)implantable cardioverter defibrillator shares with the Gem III the ability to provide rate responsive treatment of arrhythmias in both the atrium and the ventricle. The Jewel AF was cleared by the FDA for commercial use in the United States in June 2000.

         The Gem III AT, the AT500, and the Jewel AF each offer Medtronic's AT(TM) trio of atrial tachyarrythmia management capabilities consisting of (i) continuous monitoring and electrogram storage to guide atrial therapy; (ii) pacing to prevent or suppress atrial fibrillation; and (iii) pacing to terminate atrial tachyarrhythmias and restore a normal heartbeat.

         Medtronic markets a full line of active and passive steroid-eluting defibrillator leads. The entire line of tachyarrhythmia devices, like the bradycardia pacemakers, are programmed with the Model 9790 programmer.

         The company offers an implantable device, the Reveal(R) Plus Insertable Loop Recorder (ILR), to diagnose complex arrhythmias or other chronic perplexing heart problems. Once implanted, the Reveal Plus recorder continuously monitors the heart's electrical activity and records electrocardiogram information in up to a 42 minute loop. The monitor can be programmed to automatically capture the ECG when a heart rhythm problem occurs. The information is stored and can be non-invasively retrieved by the physician. The successor to the Reveal(R) ILR, the Reveal Plus ILR, was commercially released in the United States in February 2000 and in Europe in March 2000.

         Medtronic commercially markets two products that monitor and treat congestive heart failure, a seriously debilitating condition in which the heart does not pump enough blood to meet the body's demands. Heart failure is the leading cause of death in the United States, afflicting more than 22 million people worldwide with varying degrees of severity. In June 2001, Medtronic released for commercial sale in Europe, Canada and Middle Eastern markets, the InSync(R) III cardiac resynchronization system designed to assist heart failure patients by improving the contraction sequence of up to three chambers of the heart to optimize cardiac function and cardiovascular circulation. Like its predecessors, the InSync and InSync ICD(TM) cardiac resynchronization systems, the InSync III system, uses a pacemaker-like device to stimulate both ventricles, in addition to the upper and lower chambers of the heart, to improve cardiac pumping capability for patients with advanced heart failure.

         The InSync, InSync ICD and InSync III systems are used with Medtronic's Attain(TM) Side-Wire lead system designed to provide lower left heart chamber pacing in varied patient anatomies. In fiscal 2001, the company commercially released, outside of the United States, another in its family of left-heart leads and delivery systems designed to provide effective options for physicians using cardiac resynchronization therapy to treat heart failure patients. The system is designed to facilitate rapid coronary sinus cannulation and cardiac vein selection in left-heart lead procedures. The company's InSync, InSync ICD, InSync III, and all Attain cardiac resynchronization devices and lead systems (except Model 4191) are currently under clinical investigation in the United States.

         In September 2000, the Company announced the first use of a new patient management system designed to help physicians manage patients with chronic cardiovascular disease. The system's first use is to capture critical physiologic information from a heart failure patient's implanted medical device from the patient's home and deliver it to the attending physician via the Internet. The new Chronicle(R) Patient Management System for heart failure patients employs the Medtronic Chronicle(R) device that is intended to continuously sense and collect unique and valuable information such as intracardiac pressures, heart rate and physical activity from a proprietary sensor placed directly in the heart's chamber. The patient periodically downloads this information to a home-based device that transmits this critical physiologic data securely over the Internet to the Medtronic Patient Management Network. Physicians can access the network via a Web site at any time and review screens that present summary information from the latest download, trend information and detailed records from specified times or problem episodes. The Chronicle Patient Management System is currently undergoing investigational trials in the United States and Europe, and is not yet approved for commercial sale.

         In fiscal 2001, the company commercially introduced in Europe, an innovative pen-like device designed to help surgeons quickly treat one of the world's most difficult cardiac arrhythmias at the same time they operate to replace a heart valve or perform a coronary artery bypass procedure. The Medtronic Cardioblate(TM) Surgical Ablation Pen, is a hand-held, single-use, irrigated radiofrequency ablation instrument used to create spot or linear lesions in the heart's upper chambers to block the errant electrical signals that cause atrial fibrillation. Because it allows the surgeon to "draw" lines that then form scar tissue - rather than the cutting and sewing of incisions used in the complex "Maze" operation - the Cardioblate pen significantly reduces the critical "cross-clamp" time required to complete the procedure.

         Medtronic also offers an integrated line of noninvasive emergency cardiac defibrillator and vital sign assessment devices, disposable electrodes and data management software. Sudden cardiac arrest (SCA) is unpredictable and can happen without warning. SCA contributes to 225,000 deaths a year in the United States alone. Two out of three of these deaths, on average, occur outside of the hospital. Medtronic Physio-Control's LIFEPAK(R)series of automated external defibrillators (AED's) can be used by individuals with minimal training, including airline and public safety personnel, in public places to save lives that might otherwise be lost due to SCA. For the highly trained hospital personnel and emergency responder market, the company offers the more comprehensive LIFEPACK(R)defibrillators and vital sign assessment devices with noninvasive pacing, shock advisory, 12 lead ECG diagnostic capability, trending capability, pulse oximetry, end-tidal CO2, invasive and noninvasive pressure monitoring. An increase in the adoption of the ADAPTIVE(TM) biphasic technology resulted from the wide range of energy settings with low peak current. These energy settings are consistent with the American Heart Association's Guidelines 2000 and easily adapt to current protocols. The CODE-STAT(TM) and CODE-STAT suite data management systems are Windows(R)based software programs that allow users to conduct post-event review and data analysis.

         The company's Cardiac Rhythm Management products accounted for 47.9% of Medtronic's net sales during the fiscal year ended April 27, 2001, 49.9% of Medtronic's net sales during fiscal 2000 and 50.1% of net sales in fiscal 1999.

         VASCULAR. The Vascular product line supports the interventional treatment of diseased coronary and peripheral blood vessels. Medtronic's primary involvement in the vascular area had historically been in coronary angioplasty. Medtronic's acquisition of Arterial Vascular Engineering, Inc. ("AVE") in January 1999 significantly expanded the company's portfolio of coronary stent systems, balloon catheters, guidewires and guiding catheters. Customers for products treating coronary artery disease are primarily interventional cardiologists, while products treating peripheral artery disease may be used by interventional radiologists, vascular surgeons and interventional cardiologists.

         Vascular products include both modular and laser-cut stent systems to offer physicians a choice of products to suit their needs. In April 2001, the company received approval from the FDA for commercial release of its modular S7 with Discrete Technology(TM) Coronary Stent System. Discrete Technology(TM) refers to the precise alignment of the stent on the balloon, thereby ensuring complete stent expansion while minimizing balloon overhang and potentially reducing the likelihood of arterial damage. The S7 is not currently approved for direct stenting in the United States. The company launched the S7 in Europe and the United States during the fourth quarter of fiscal 2001.

         In May 2000, Medtronic also introduced, in the United States, the S660 With Discrete Technology(TM) Coronary Stent System specifically designed for smaller vessels. The S660 is one of the lowest profile stents available on the market.

         The BeStent(TM)2 with Discrete Technology(TM) Rapid Exchange Coronary Stent Delivery System was commercially released in Europe in May 2000. The company commercially released the United States versions in October and December of 2000. The BeStent(TM)2 offers customized scaffolding, a very low crossing profile and markers for precise placement. The company's coronary stents, together with the R2(R) and D2 balloon catheters released in June 2001, comprise complete therapeutic systems for treating cardiovascular disease.

         In June 2001, the company received FDA clearance to market in the United States its PercuSurge GuardWire Plus Temporary Occlusion and Aspiration System. The GuardWire Plus System is designed to allow cardiologists and other interventional specialists to capture embolic debris that might otherwise block downstream vessels and branches during interventional procedures and damage the heart. The system consists of a balloon-tipped guidewire, which is inflated briefly to occlude blood flow and capture any material dislodged from the wall of the vessel during placement of a stent upstream. Captured material is then withdrawn by using the PercuSurge Export aspiration catheter before the balloon of the GuardWire Plus is deflated and blood flow restored. Available outside the United States since 1999, the GuardWire Plus System is the first distal protection system available in the United States and is indicated for use in saphenous vein grafts.

         The company's line of coronary dilation catheters in the over-the-wire category includes the D114S(TM) balloon catheter in the United States and, in the rapid exchange segment of the market, the XIS(TM) balloon catheter in Europe and the LTX2(TM) catheter in Japan. The D114S(TM) and R1 balloon catheter, plus the D2 over-the-wire, minimally compliant balloon catheters released in June 2001, complete the company's comprehensive product line. The company also offers enhanced coronary guide catheters, including the Z2(TM) line, and the Fusion(TM) family of guidewires. Guide catheters are used towards the start of an interventional procedure to provide physicians with a path inside the patient's body that "guides" the stents, balloons, and other interventional devices directly to the lesion site. Guide catheters come in a wide range of sizes and curve styles to address a number of factors, such as the location of the lesion (right or left coronary system), the anatomy of the patient and the entry point for the intervention (femoral, brachial or radial).

         In May 2001, the company announced an exclusive licensing agreement with AVI BioPharma, Inc. ("AVI"). Under the license, Medtronic will be entitled to use several antisense compounds of AVI on certain medical devices, including stents, to assist in the prevention of restenosis. Restenosis is the reoccurrence of the narrowing or clogging of arteries following the placement of a stent or balloon angioplasty procedure. AVI's antisense compounds are designed to address the underlying genetic mechanism that leads to restenosis, and are currently in clinical trials. AVI and Medtronic will work together to evaluate the use of the antisense compounds on medical devices and to obtain regulatory approval for these new therapeutic treatment combinations.

         The coronary vascular product line is complemented by a wide range of peripheral vascular products, including the AneuRx(R) and Talent(TM) stent grafts for minimally invasive abdominal aortic aneurysm repair therapy. These products are commercially available in Europe and the AneuRx stent graft system is available in the United States, having received FDA approval in September 1999. Available in select geographies outside the United States, the AneuRx(R) Descending Thoracic Aorta (DTA) Stent Graft System adapts the technologies of the AneuRx system for use in the endovascular treatment of aneurysms above the abdomen in the descending thoracic aorta. The company also offers balloon-expandable biliary stents in the U.S and balloon-expandable peripheral vascular stent systems in markets outside the United States.

         In September 2000, the company received clearance in Europe for commercial release of its INX(TM) Neurovascular Stent. The INX(TM) stent is the first of its kind and the only stent designed specifically for use in the brain. Indicated for the treatment of certain types of brain aneurysms, the INX(TM) stent provides an alternative treatment option for those patients who are considered high-risk surgical candidates. The INX(TM) stent is designed for use in combination with other embolic devices or materials to isolate aneurysms and reduce or eliminate the risk of aneurysm expansion and eventual bursting. The delivery system incorporates the company's unique sinusoidal pattern and a special balloon technology that provide a high degree of flexibility, enabling it to be more easily threaded through the tortuous arteries of the head and neck. The delivery system also incorporates the company's Discrete Technology.

         The company's Vascular products accounted for 16.7% of net sales in fiscal 2001, 15.8% of net sales in fiscal 2000 and 17.0% of net sales in fiscal 1999.

         CARDIAC SURGERY. Cardiac Surgery products consist of heart valves, perfusion systems, minimally invasive cardiac surgery products and surgical accessories.

         The company markets enabling technologies in beating heart bypass surgery, including the Medtronic Octopus(R) family of tissue stabilization systems: the Octopus(R), Octopus2(TM), the Octopus2+(TM) and the Octopus(R)3 tissue stabilizing systems. These systems are used to stabilize sites on the beating heart to enable the surgeon to complete bypass grafts. The Octopus 3 was launched commercially on a worldwide basis in May 2000. Accompanying the launch of the Octopus 3 were three other new cardiac surgery products: the ClearView(R) Intracoronary Shunt, the QuickFlow DPS(TM) Distal Perfusion System and the ClearView(R) Blower/Mister system. These new products are designed to provide surgeons with added flexibility, visibility and access to the surgical site.

         The heart valve product line includes tissue and mechanical valves and repair products for damaged or diseased heart valves. In August 2000, the company received FDA clearance for commercial release of its Mosaic(R) bioprosthetic heart valve in the US. Engineered from porcine tissue, the Mosaic valve is a reduced-profile valve that incorporates a proven flexible stent. The low profile and flexibility of the stent make it easier for the surgeon to implant the valve. The company also markets the Freestyle(R) stentless aortic tissue heart valve, featuring advanced tissue technology for improved blood flow and increased durability, and the Hancock(R) II tissue valve, available in both aortic and mitral models.

         Through a series of strategic acquisitions over the past decade, including the acquisition of AVECOR Cardiovascular, Inc. in March 1999, Medtronic now markets a complete line of blood-handling products that form the patient's extracorporeal life-support circuit for maintaining and monitoring blood circulation and coagulation status, oxygen supply and body temperature during open-heart surgery. The company's principal customers for its cardiac surgery products are cardiac surgeons.

         The company's Cardiac Surgery products accounted for 8.8% of Medtronic's net sales during fiscal 2001, 9.3% of net sales during fiscal 2000 and 9.3% of net sales in fiscal 1999.

         NEUROLOGICAL, SPINAL AND ENT. Neurological, Spinal and ENT products consist primarily of implantable neurostimulation devices, drug administration systems, spinal products, neurosurgery products, functional diagnostic systems and surgical products used by ENT physicians.

         Medtronic produces devices, instruments, computer-assisted visualization products and biomaterials used by orthopedic surgeons and neurosurgeons in the treatment of disorders of the cranium and spine, including a wide range of sophisticated internal fixation devices, such as interbody fusion systems. The company's spinal business also pioneered and leads the industry in minimal access spine technologies, including the Med(R) MicroEndoscopic Discectomy System used for the endoscopic removal of vertebral discs, the Sextant Percutaneous Rod System used for fixation of the lumbar spine through small incisions, and the CD Horizon(R) Eclipse System which allows for the thoracoscopic treatment of scoliosis. In May 2000, Medtronic commercially released its INTER FIX(TM) RP (Reduced Profile) Threaded Spinal Fusion Device, designed to treat severe back pain caused by degenerative disc disease. In February 2001, Medtronic commercially released its LT-CAGE(TM)Lumbar Tapered Fusion Device, also designed to treat degenerative disc disease, which can be implanted laparascopically or through an open frontal incision, to fuse spinal bones. By avoiding incisions in the back muscles, the patient recovers more quickly and with less pain.

         In May 2001, the company announced that its application for FDA pre-market approval for a recombinant version of a naturally occurring bone morphogenetic protein has been accepted for filing, and the product, known as the InFUSE(TM) Bone Graft, is slated for expedited review by the FDA. The company seeks approval for use of the InFUSE(TM) Bone Graft with the LT-CAGE fusion device.

         In February 2001, the company entered into an agreement with Spinal Dynamics to distribute the Spinal Dynamics Bryan Cervical Disc System(TM) outside of the United States. The Bryan Cervical Disc System is designed to replace the need for intervertebral fusion procedures, which are currently the most common form of surgery for treating painful degenerative disc disease of the cervical, or neck, region of the spine. In such procedures, the damaged disc is removed and the vertebrae are fused together. The Bryan prosthesis duplicates the anatomic function of the natural disc, thus allowing preservation of normal motion. The prosthesis, which was approved for commercial release in Europe in September 2000, is the first device of its type to reach commercialization. The primary customers for the company's spinal products are orthopedic surgeons.

         The company also produces implantable systems for spinal cord and brain stimulation to treat pain and movement disorders. Neurostimulation products include the Itrel(R) 3 spinal cord stimulation system, which features a patient-operated control unit, the Mattrix(R) stimulator, which offers a dual stimulation mode for more effective pain management and the Synergy(TM) Neurostimulation System, the first and only totally implantable dual channel therapy designed to aid in the management of chronic intractable pain of the trunk or limbs. The Activa(R) provides therapy for essential tremor and tremor associated with Parkinson's disease. Activa Parkinson's Control Therapy for other major symptoms of Parkinson's disease was commercially released in Europe in fiscal 1998 and has received the FDA's advisory panel recommendation for approval of commercial release in the United States. The Activa system allows neurostimulation levels to be adjusted noninvasively after implant according to the needs of each patient. Medtronic began commercial sales of the Medtronic Kinetra(TM) neurostimulator throughout Europe and Canada in October 1999. The Medtronic Kinetra provides dual channel brain stimulation for bilateral symptoms of both Parkinson's disease and essential tremor through a single device. The Kinetra neurostimulator and its new hand-held Access(TM) Therapy Controller are used to deliver Activa Parkinson's Control Therapy and Tremor Control Therapy. The Kinetra neurostimulator and the Access Therapy Controller are awaiting FDA clearance in the United States. The primary customers for the company's neurostimulation products are neurosurgeons, neurologists and pain management specialists.

         In April 1999, Medtronic received FDA clearance for United States commercial introduction of the InterStim(R) Therapy for additional urinary control indications including urinary retention and symptoms of urgency/frequency. InterStim Therapy uses neurostimulation from a stopwatch-sized neurostimulator placed under the skin to send mild electrical pulses to the sacral nerves in the lower back that control bladder function. The Enterra(TM) Therapy was released in the United States in March 2000, under a Humanitarian Device Exemption. Enterra Therapy uses an Itrel III Neuro-Stimulator to deliver gastric stimulation in the treatment of chronic vomiting and nausea caused by gastroparesis. The primary customers for the company's InterStim and Enterra Therapies are urologists and gastroenterologists.

         The drug delivery product line consists primarily of implantable programmable and fixed rate drug delivery systems that are used in treating chronic intractable pain and cerebral and spinal spasticity, including the

SynchroMed(R) EL (Extended Life) and IsoMed(R) drug delivery systems. The SynchroMed EL drug delivery system is a small implantable drug pump that is placed in the abdominal region and a catheter that delivers medication to the fluid surrounding the spinal cord or other specific sites within the body. The system delivers precise doses of medication directly to the central nervous system. The SynchroMed EL offers extended battery life that increases the average time between replacement surgeries. The IsoMed pump is commercially available in Europe and the United States. The ISO Med(R) Constant-Flow Infusion System is used in the treatment of hepatic cancer and the delivery of morphine sulfate directly into the spinal fluid as a treatment for chronic malignant and non-malignant pain. The primary customers for the company's drug delivery product line are neurosurgeons, neurologists, pain management specialists and oncologists.

         With Midas Rex, Medtronic acquired high speed neurological powered instruments, including pneumatic instrumentation for surgical dissection of bones, biometals, bioceramics and bioplastics. Other instruments manufactured by Midas Rex assist in orthopedic, otolaryngological, maxillofacial and craniofacial procedures, as well as plastic surgery. Medtronic's acquisition of Xomed, Inc. in November 1999 established Medtronic Xomed as the global leader in providing surgical products used by ENT surgeons, including powered tissue-removal systems, nerve monitoring systems and image guided surgery systems.

         The Neurological, Spinal and ENT products accounted for 26.6% of net sales for fiscal 2001, 25.0% of net sales for fiscal 2000 and 23.6% of net sales for fiscal 1999.

         GOVERNMENT REGULATION AND OTHER MATTERS. Government and private sector initiatives to limit the growth of health care costs, including price regulation, competitive pricing, coverage and payment policies and managed-care arrangements, are continuing in many countries where the company does business, including the United States. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical therapies. Government programs including Medicare and Medicaid, private health care insurance and managed care plans have attempted to control costs by limiting the amount of reimbursement such third party payors will pay to hospitals, other medical institutions and physicians for particular procedures or treatments. Such limitations may create an increasing level of price sensitivity among customers for the company's products. Some third party payors must also approve coverage for new or breakthrough therapies before they will reimburse health care providers using the products. Even though a new product may have been cleared for commercial release by the United States Food and Drug Administration (the "FDA") as described below, the company may find limited demand for a new or breakthrough therapy until obtaining reimbursement approval from private and governmental third party payors. Although the company believes it is well-positioned to respond to changes resulting from this worldwide trend toward cost containment, the uncertainty as to the outcome of any proposed legislation or changes in the marketplace precludes the company from predicting the impact of these changes on future operating results.

         In the United States, the FDA, among other governmental agencies, is responsible for regulating the introduction of new medical devices, including the review of design and manufacturing practices, labeling and recordkeeping for medical devices, and review of manufacturers' required reports of adverse experience and other information to identify potential problems with marketed medical devices. The FDA can ban certain medical devices, detain or seize adulterated or misbranded medical devices, order repair, replacement, or refund of such devices, and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain certain violations of the Food, Drug and Cosmetic Act and the Safe Medical Devices Act pertaining to medical devices, or initiate action for criminal prosecution of such violations. Moreover, the FDA administers certain controls over the export of such devices from the United States. Many of the devices that Medtronic develops and markets are in a category for which the FDA has implemented stringent clinical investigation and pre-market clearance requirements. Any delay or acceleration experienced by the company in obtaining regulatory approvals to conduct clinical trials or in obtaining required market clearances (especially with respect to significant products in the regulatory process that have been discussed in the company's announcements) may affect the company's operations or the market's expectations for the timing of such events and, consequently, the market price for the company's common stock.

         The FDA Modernization Act of 1997 was adopted with the intent of bringing better definition to the FDA's product clearance process. While FDA review times have improved since passage of the 1997 Act, there can be no assurance that the FDA review process will not involve delays or that clearances will be granted on a timely basis.

         Medical device laws are also in effect in many of the countries in which Medtronic does business outside the United States. These range from comprehensive device approval requirements for some or all of Medtronic's medical device products to requests for product data or certifications. The number and scope of these requirements are increasing.

         In keeping with the increased emphasis on cost-effectiveness in health care delivery, the current trend among hospitals and other customers of medical device manufacturers is to consolidate into larger purchasing groups to enhance purchasing power. As a result, transactions with customers are more significant, more complex and tend to involve more long-term contracts than in the past. This enhanced purchasing power may also lead to pressure on product pricing and increased use of preferred vendors.

         The company operates in an industry characterized by extensive patent litigation. Patent litigation can result in significant damage awards and injunctions that could prevent the manufacture and sale of affected products or result in significant royalty payments in order to continue producing the products. At any given time, the company is generally involved as both a plaintiff and a defendant in a number of patent infringement actions. With regard to patent applications, there can be no assurance that such applications will result in issued patents or that patents issued or licensed to the company will not be challenged or circumvented by competitors. While the company believes that the patent litigation incident to its business will generally not have a material adverse impact on the company's financial position or liquidity, it may be material to the consolidated results of operations of any one period.

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

         SALES, MARKETS AND DISTRIBUTION METHODS. The company's sales and marketing strategy is focused on rapid, cost-effective delivery of high quality products and services to a diverse group of customers worldwide. The primary markets for Medtronic's products are hospitals, other medical institutions and physicians. Medtronic sells most of its products and services directly through its staff of trained, full-time sales representatives in the United States and through a combination of direct sales representatives and independent distributors in international markets. The main markets for products are the United States, Western Europe and Japan.

         Large hospital and other purchasing groups are becoming increasingly important to the company's business. Medtronic has entered into supply agreements with these buying groups that in aggregate cover most of the company's product lines. While purchasing groups often seek price discounts, these agreements represent an opportunity for the company to build long-term supply relationships with a large number of purchasers. The company is not dependent on any single institution for more than 10% of its sales.

         In March 2000, Johnson & Johnson, GE Medical Systems, Baxter International, Inc., Medtronic and Abbott Laboratories announced the creation of an independent, internet-based global health care exchange company. Many other suppliers have since joined the exchange. This global health care exchange will help healthcare providers make quicker, more efficient purchasing decisions and simplify business processes by providing a single source for ordering healthcare purchases. This will facilitate the exchange of information related to ordering medical equipment, devices and healthcare products and services worldwide, and also provide access to extensive clinical content. It will provide equal access to all healthcare manufacturers, suppliers, distributors, providers, group purchasing organizations and other healthcare trading partners.

         PRODUCTION AND RAW MATERIALS. Medtronic generally has vertically integrated manufacturing operations and makes its own microprocessors, lithium batteries, feedthroughs, integrated and hybrid circuits, and certain other components. Medtronic purchases many of the parts and materials used in manufacturing its components and products from external suppliers. Medtronic's single-and sole-sourced materials include materials such as adhesives, polymers, elastomers and resins; certain integrated circuits and other electrical/electronic/mechanical components; power sources, battery anodes, pyrolytic carbon discs, pharmaceutical preparations such as Lioresal(R) (baclofen, USP) Intrathecal (registered trademark of Novartis Pharmaceutical Corporation), and computer and other peripheral equipment.

         Certain of the raw materials and components used in Medtronic products are available only from a sole supplier. Materials are purchased from single sources for reasons of quality assurance, sole source availability or cost effectiveness. Medtronic works closely with its suppliers to assure continuity of supply while maintaining high quality and reliability. However, in an effort to reduce potential product liability exposure, certain suppliers have terminated or may terminate sales of certain materials and parts to companies that manufacture implantable medical devices. The United States Biomaterials Access Assurance Act was adopted in 1998 to help ensure availability of raw materials and component parts essential to the manufacture of medical devices. Management cannot estimate the impact of this law on supplier arrangements.

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

         SEASONALITY. Worldwide sales do not reflect any significant degree of seasonality.

         COMPETITION AND INDUSTRY. Medtronic sells therapeutic and diagnostic medical devices in the United States and around the world. In the product lines in which Medtronic competes, the company faces a mixture of competitors ranging from large multi-line manufacturers to smaller manufacturers that offer a limited selection of products. In addition, the company faces competition from providers of alternative medical therapies such as pharmaceutical companies. Important factors to Medtronic's customers include product reliability and performance, product technology that provides for improved patient benefits, breadth of product lines and related product services provided by the manufacturer, and product price. Major shifts in industry market share have occurred in connection with product problems, physician advisories and safety alerts, reflecting the importance of product quality in the medical device industry. In the current environment of managed care, economically motivated buyers, consolidation among health care providers, increased competition and declining reimbursement rates, Medtronic has been increasingly required to compete on the basis of price. Medtronic believes that its continued competitive success will depend upon its continued ability to create or acquire scientifically advanced technology, apply its technology cost-effectively across product lines and markets, develop or acquire proprietary products, attract and retain skilled development personnel, obtain regulatory approvals, and manufacture and successfully market its products.

         Medtronic is the leading manufacturer and supplier of implantable cardiac rhythm management devices in both the United States and non-United States markets. Worldwide, approximately eight manufacturers compete in the pacemaker industry. In the United States, Medtronic and two other manufacturers account for most pacemaker sales. Medtronic and four other manufacturers account for most of the non-United States pacemaker sales. Medtronic and two other manufacturers based in the United States account for most sales of implantable defibrillators within and outside the United States. At least four other companies have devices in various stages of development and clinical evaluation. Like Medtronic, the company's primary competitors offer a full range of cardiac rhythm management products, including pacemakers, defibrillators, leads and catheters.

         In the vascular market, which includes implantable stents and integrated stent delivery systems, balloon and guiding catheters and guidewires, there are numerous competitors worldwide. Medtronic and four other manufacturers account for most coronary balloon and guiding catheter sales. In coronary stents, Medtronic and three other competitors account for most sales in the United States, while multiple competitors participate outside the United States. Several new competitors are emerging, particularly in newer markets such as stent grafts for abdominal aortic aneurysms and neurovascular devices.

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

         In the minimally invasive cardiac surgery and extracorporeal circulation markets, there are approximately seven companies that account for a significant portion of the United States and non-United States markets. Medtronic is the market leader in the minimally invasive cardiac surgery and extracorporeal circulation makets. In the heart valve business, Medtronic is the third largest manufacturer and supplier of prosthetic heart valves (consisting of tissue and mechanical heart valves) within and outside the United States. These three companies are the major competitors in heart valves.

         RESEARCH AND DEVELOPMENT. Medtronic spent the following amounts on research and development: $577.6 million in fiscal 2001 (10.4% of sales), $488.2 million in fiscal 2000 (9.7% of sales), and $441.6 million in fiscal 1999 (10.4% of sales). These amounts have been applied toward improving existing products, expanding their applications, and developing new products. Medtronic's research and development projects span such areas as sensing and treatment of cardiovascular disorders (including bradycardia and tachyarrhythmia, fibrillation and sinus node abnormalities); improved heart valves, membrane oxygenators and centrifugal blood pump systems; products for the heart/lung bypass circuit; emergency defibrillation and vital sign assessment; implantable drug delivery systems for pain, spasticity and other neurological applications; muscle and neurological stimulators; spinal fusion products, biological products to induce bone growth, prosthetic discs and visualization technology to aid surgeons; therapeutic angioplasty catheters; coronary and peripheral stents and stented grafts, and treatments for restenosis; implantable physiologic sensors; treatments for heart failure; and materials and coatings to enhance the blood/device interface.

         Medtronic has not engaged in significant customer or government sponsored research.

         EMPLOYEES. On April 27, 2001, Medtronic and its subsidiaries employed 23,290 people on a regular, full-time basis and, including temporary and part-time employees, a total of 26,050 employees on a full-time equivalent basis.

         UNITED STATES AND NON-UNITED STATES OPERATIONS. Medtronic sells products in more than 120 countries. For financial reporting purposes, revenues and long-lived assets attributable to significant geographic areas are presented in Note 14 to the consolidated financial statements, incorporated herein by reference to Medtronic's 2001 Annual Report.

         Operation in countries outside the United States is accompanied by certain financial and other risks. Relationships with customers and effective terms of sale frequently vary by country, often with longer-term receivables than are typical in the United States. Inventory management is an important business concern due to the potential for rapidly changing business conditions and currency exposure. Currency exchange rate fluctuations can affect income from, and profitability of, non-United States operations. Medtronic attempts to hedge these exposures to reduce the effects of foreign currency fluctuations on net earnings. See the "Market Risk" section of Management's Discussion and Analysis of Results of Operations and Financial Condition and Note 4 to the consolidated financial statements, incorporated herein by reference to Medtronic's 2001 Annual Report. Certain countries also limit or regulate the repatriation of earnings to the United States. Non-

United States operations in general present complex tax and money management issues requiring sophisticated analysis to meet the company's financial objectives.

         CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS. Certain statements contained in this Annual Report on Form 10-K and other written and oral statements made from time to time by the company do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "project," "should," "will" and similar words or expressions. The company's forward-looking statements generally relate to its growth strategies, financial results, product development and regulatory approval programs, and sales efforts. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. It is not possible to foresee or identify all factors affecting the company's forward-looking statements and investors therefore should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. The company undertakes no obligation to update any forward-looking statement.

         Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the company's forward-looking statements, the factors include those noted in the preceding sections of this Annual Report on Form 10-K and in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" incorporated herein by reference from the company's 2001 Annual Report, as well as (i) trends toward managed care, health care cost containment, and other changes in government and private sector initiatives, in the United States and other countries in which the company does business, that are placing increased emphasis on the delivery of more cost-effective medical therapies;
(ii) the trend of consolidation in the medical device industry as well as among customers of medical device manufacturers, resulting in more significant, complex, and long-term contracts than in the past and potentially greater pricing pressures; (iii) the difficulties and uncertainties associated with the lengthy and costly new product development and regulatory clearance processes, which may result in lost market opportunities or preclude product commercialization; (iv) efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals, or declining sales; (v) changes in governmental laws, regulations, and accounting standards and the enforcement thereof that may be adverse to the company; (vi) increased public interest in recent years in product liability claims for implanted medical devices, including pacemakers, leads and spinal systems, and adverse developments in litigation involving the company; (vii) other legal factors including environmental concerns and patent disputes with competitors; (viii) agency or government actions or investigations affecting the industry in general or the company in particular; (ix) the development of new products or technologies by competitors, technological obsolescence, and other changes in competitive factors; (x) risks associated with maintaining and expanding international operations; (xi) business acquisitions, dispositions, discontinuations or restructurings by the company;
(xii) the integration of businesses acquired by the company; (xiii) the price and volume fluctuations in the stock markets and their effect on the market prices of technology and health care companies; and (xiv) economic factors over which the company has no control, including changes in inflation, foreign currency rates, and interest rates.

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

         ARTHUR D. COLLINS, JR., age 53, has been President and Chief Executive Officer since May 2001, was President and Chief Operating Officer from August 1996 to April 2001, was Chief Operating Officer from January

1994 to August 1996 and from June 1992 to January 1994 was Executive Vice President and President of Medtronic International. He has been a director since August 1994. Prior to joining the company, Mr. Collins was Corporate Vice President, Diagnostic Products, at Abbott Laboratories from October 1989 to May 1992 and Divisional Vice President, Diagnostic Products, from May 1984 to October 1989. During his 14 years with Abbott, Mr. Collins served in various general management positions both in the United States and Europe.

         GLEN D. NELSON, M.D., age 64, has been Vice Chairman since July 1988, and has been a director since 1980. From August 1986 to July 1988, he was Executive Vice President of the company. Dr. Nelson was Chairman and Chief Executive Officer of American MedCenters, Inc., an HMO management corporation, from July 1984 to August 1986.

         JEFFREY A. BALAGNA, age 40, has been Senior Vice President and Chief Information Officer of the company since March 2001. Prior to joining the company, Mr. Balagna held several management positions within General Electric Company from June 1997 to March, 2001 including, most recently, General Manager, Operations for GE Medical Systems Americas; he also served as Chief Information Officer, GE Medical Systems and Chief Information Officer, GE Consumer Motors and Controls. Prior to his tenure at General Electric, Mr. Balagna was Manager, Information Management at Ford Motor Company from October 1995 to June 1997.

         JANET S. FIOLA, age 59, has been Senior Vice President, Human Resources, since March 1994. She was Vice President, Human Resources, from February 1993 to March 1994, and was Vice President, Corporate Human Resources, from February 1988 to February 1993.

         ROBERT M. GUEZURAGA, age 52, has been Senior Vice President and President, Cardiac Surgery, since August 1999, and served as Vice President and General Manager of Medtronic Physio-Control International, Inc., from September 1998 to August 1999. Mr. Guezuraga joined the company after its acquisition of Physio-Control International, Inc. in September 1998, where he had served as President and Chief Operating Officer since August 1994. Prior to that, Mr. Guezuraga served as President and CEO of Positron Corporation from 1987 to 1994 and held various management positions within General Electric Corporation, including GE's Medical Systems division.

         STEPHEN H. MAHLE, age 55, has been Senior Vice President and President, Cardiac Rhythm Management, since January 1998. Prior to that, he was President, Brady Pacing, from May 1995 to December 1997 and Vice President and General Manager, Brady Pacing, from January 1990 to May 1995. Mr. Mahle has been with the company for 28 years and served in various general management positions prior to 1990.

         ANDREW P. RASDAL, age 43, has been Senior Vice President and President, Vascular since May 2000. Mr. Rasdal joined the company after its January 1999 acquisition of Arterial Vascular Engineering, Inc. ("AVE"), where he served as Vice President and General Manager, Coronary Vascular, since February 1999. Prior to that, he served as Vice President of Marketing for AVE since March 1998 and as Director of Marketing since February 1997. Prior to joining the company, Mr. Rasdal held sales and marketing positions for EP Technologies, a division of Boston Scientific Corporation, from March 1993 to February 1997. From 1990 to 1993, Mr. Rasdal served as a sales representative for SCIMED Lifesystems, Inc. and as a sales representative and a business analyst for ACS (now Guidant Corporation).

         ROBERT L. RYAN, age 58, has been Senior Vice President and Chief Financial Officer since April 1993. Prior to joining the company, Mr. Ryan was Vice President, Finance, and Chief Financial Officer of Union Texas Petroleum Corp. from May 1984 to April 1993, Controller from May 1983 to May 1984, and Treasurer from March 1982 to May 1983.

         DAVID J. SCOTT, age 48, has been Senior Vice President and General Counsel since joining the company in May 1999 and Secretary since January 2000. Prior to that, Mr. Scott was General Counsel of London-based United Distillers & Vintners from December 1997 to April 1999, General Counsel of London-based International Distillers & Vintners ("IDV") from April 1996 to November 1997, and Senior Vice President and General Counsel of IDV's operating companies in North and South America from January 1993 to March 1996.

         KEITH E. WILLIAMS, age 48, has been Senior Vice President and President Neurological, Spinal, Neurologic Technologies and Ear, Nose and Throat
(ENT)/Opthalmic since August 2000. Prior to that he served as Senior Vice President and President Asia/Pacific from May 1999 to August 2000. Mr. Williams joined the company in April 1997 as President, Asia/Pacific, and Chairman, Medtronic Japan. Prior to that he held various sales, marketing and general management positions with General Electric Medical Systems for 23 years, including President, GE Medical Systems China from 1993 to 1996.

         BARRY W. WILSON, age 57, has been Senior Vice President since September 1997 and was named President International in April 2001. He was President, Europe, Middle East and Africa since joining the company in April 1995 through March 2001. Prior to that, Mr. Wilson was President of the Lederle Division of American Cyanamid/American Home Products from 1993 to 1995 and President, Europe of Bristol-Myers Squibb from 1991 to 1993, where he also served internationally in various general management positions from 1980 to 1991.


ITEM 2. PROPERTIES

         Medtronic's principal offices are owned by the company and located in the Minneapolis, Minnesota metropolitan area. Manufacturing or research facilities are located in Arizona, California, Colorado, Connecticut, Florida, Indiana, Massachusetts, Michigan, Minnesota, Tennessee, Utah, Washington, Puerto Rico, Canada, China, Denmark, France, Germany, India, Ireland, Japan, Mexico, the Netherlands, Sweden and Switzerland. The company's total manufacturing and research space is approximately 3.3 million square feet, of which approximately 75% is owned by the company and the balance is leased.

         Medtronic also maintains sales and administrative offices in the United States at approximately 110 locations in 30 states or jurisdictions and outside the United States at approximately 112 locations in 37 countries. Most of these locations are leased. Medtronic is utilizing substantially all of its currently available productive space to develop, manufacture and market its products. The company's facilities are in good operating condition, suitable for their respective uses and adequate for current needs.


ITEM 3. LEGAL PROCEEDINGS

         In October 1997, Cordis Corporation ("Cordis"), a subsidiary of Johnson & Johnson, filed suit in federal court in the District Court of Delaware against Arterial Vascular Engineering, Inc., which was acquired by the company in January 1999 ("AVE"). The suit alleged that AVE's modular stents infringe certain patents now owned by Cordis. Boston Scientific Corporation is also a defendant in this suit. The complaint seeks injunctive relief and damages from all defendants. In November 2000, a Delaware jury rendered a verdict that the previously marketed MicroStent and GFX stents infringe valid claims of two patents. Thereafter the jury awarded damages to Cordis totaling approximately $270 million. In February 2001, the court heard evidence on the affirmative defense of inequitable conduct and will consider that evidence along with other post-trial motions. The jury verdict does not address products that are currently marketed by Medtronic AVE.

         In September 2000, Cordis filed an additional suit against AVE in the District Court of Delaware alleging that AVE's S670, S660 and S540 stents infringe the patents asserted in the above case.

         In December 1999, Advanced Cardiovascular Systems, Inc. ("ACS"), a subsidiary of Guidant Corporation, sued Medtronic and AVE in federal court in the Northern District Court of California alleging that the S670 rapid exchange perfusion stent delivery system infringes a patent held by ACS. The complaint seeks injunctive relief and monetary damages. ACS filed a demand for arbitration with the American Arbitration Association in Chicago simultaneously with the lawsuit. AVE has filed a counterclaim denying infringement based on its license to the patent for perfusion catheters as part of the assets acquired from C.R. Bard in 1998 and has asserted that the license agreement requires disputes to be resolved through arbitration. The parties have agreed to arbitrate all claims against AVE. Litigation against Medtronic has been stayed pending the arbitration decision. Arbitration hearings were held in February but the arbitrators were unable to reach a decision. AVE has filed a new demand for arbitration.

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

         In June 2000, Medtronic filed suit in United States District Court in Minnesota against Guidant Corporation seeking a declaration that Medtronic's Jewel AF device does not infringe certain patents held by Guidant and/or that such patents were invalid. Thereafter, Guidant filed a counterclaim alleging that the Jewel AF and the Gem III AT infringe certain patents relating to atrial fibrillation. The case is in the early stages of discovery.

         The company believes that it has meritorious defenses against the above infringement claims and intends to vigorously contest them. While it is not possible to predict the outcome of these actions, the company believes that costs associated with them will not have a material adverse impact on the company's financial position or liquidity, but may be material to the consolidated results of operations of any one period.

         In 1993, AcroMed Corporation commenced a patent infringement lawsuit against Sofamor Danek Group, Inc., which was acquired by the company in January 1999 ("Sofamor Danek"), in the United States District Court in Cleveland, Ohio. Sofamor Danek obtained summary judgment as to two of four patents and tried claims with respect to the remaining two patents in May 1999. The jury found that certain Sofamor Danek spinal fixation products infringed these two patents and an injunction was issued by the court in December 1999. The court also imposed damages, including pre-judgment interest, in the amount of $48 million. The company appealed the judgment to the Court of Appeals for the Federal Circuit, Washington, D.C., and in June 2001 that court affirmed the District Court decision. The amount of the judgment, with post-judgment interest, is now approximately $52 million.

         In March 2000, Boston Scientific Corporation ("BSX") sued AVE in federal court in the Northern District of California alleging that the S670 rapid exchange perfusion stent delivery system infringes a patent held by Boston Scientific. The complaint seeks injunctive relief and monetary damages. AVE filed a counterclaim denying infringement based on its license to the patent for perfusion catheters as part of the assets acquired from C.R. Bard in 1998 and asserted that the license agreement requires disputes to be resolved through arbitration. The court issued an order that the dispute must be arbitrated under the terms of the license agreement. Arbitration hearings were held in April
2001 and, in July 2001, the arbitrators issued an award in favor of BSX, finding infringement, awarding approximately $169 million in damages plus legal fees and costs to BSX, and allowing for an injunction against future sales of certain rapid exchange perfusion delivery systems.

         In 1997 and 1999, the company sued Guidant Corporation and Boston Scientific Corp., respectively, in United States District Court in Minneapolis claiming that Guidant's ACS RX Multi-Link(R)coronary stent and Boston Scientific's Nir(R)stent infringed the company's Wiktor(R)stent patent. Following a patent claims construction ruling in late 1999 in favor of Guidant and Boston Scientific, the company consented to entry of judgment and filed an appeal with the Court of Appeals for the Federal Circuit ("CAFC") in Washington, D.C. In April 2001, the CAFC affirmed the judgment of the District Court.

         Beginning in 1994, Sofamor Danek was named as a defendant in approximately 3,200 product liability lawsuits brought in various federal and state courts around the country. The lawsuits alleged the plaintiffs were injured by spinal implants manufactured by Sofamor Danek and other manufacturers. All efforts to obtain class certification were denied or subsequently withdrawn. In essence, the plaintiffs claim that they have suffered a variety of injuries resulting from use of a spinal system for pedicle fixation and that the company and other manufacturers have conspired to promote such implant systems in violation of law. As of July 2001, virtually all of the suits have been dismissed or resolved in a manner favorable to the company.

         In 1996, two former shareholders of Endovascular Support Systems, Inc. ("ESS") filed a lawsuit in Dallas District Court for the State of Texas against AVE and several former officers, directors and shareholders of AVE. The lawsuit alleges that AVE's acquisition of ESS assets was based on fraud and breach of fiduciary duty and that plaintiffs were given insufficient value when they exchanged their stock in ESS for AVE stock in several transactions that occurred from 1993 to 1995. AVE has asserted counterclaims including breach of contract, breach of covenant of good faith and fair dealing, business disparagement and fraud, and has agreed to indemnify the individual defendants. The Court has ruled that the defendants owed a fiduciary duty to plaintiffs. The company believes the defendants have meritorious defenses and counterclaims against the plaintiffs and will continue to defend the actions vigorously. A trial is scheduled to commence in October 2001.

         Note 12 to the consolidated financial statements in Medtronic's 2001 Annual Report is incorporated herein by reference.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.



                                     PART II

ITEM 5. MARKET FOR MEDTRONIC'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The information in the sections entitled "Price Range of Medtronic Stock" and "Investor Information" in Medtronic's 2001 Annual Report is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA

         The information for the fiscal years 1997 through 2001 in the section entitled "Selected Financial Data" in Medtronic's 2001 Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The information in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" in Medtronic's 2001 Annual Report is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information in Management's Discussion and Analysis of Results of Operations and Financial Condition in the section entitled "Market Risk" and
Note 4 to the consolidated financial statements in Medtronic's 2001 Annual Report is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and notes thereto, together with the report thereon of independent accountants contained in Medtronic's 2001 Annual Report, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF MEDTRONIC

         The information on pages 3 through 6 of Medtronic's Proxy Statement for its 2001 Annual Shareholders' Meeting and the information entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in such Proxy Statement is incorporated herein by reference. See also "Executive Officers of Medtronic" on pages 12 through 14 hereof.


ITEM 11. EXECUTIVE COMPENSATION

         The sections entitled "Proposal 1 -- Election of Directors -- Director Compensation and "Executive Compensation" in Medtronic's Proxy Statement for its 2001 Annual Shareholders' Meeting are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The section entitled "Share Ownership Information" in Medtronic's Proxy Statement for its 2001 Annual Shareholders' Meeting is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The section entitled "Proposal 1 -- Election of Directors -- Certain Transactions" in Medtronic's Proxy Statement for its 2001 Annual Shareholders' Meeting is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       FINANCIAL STATEMENTS

         The sections entitled "Report of Independent Accountants" and "Statement of Consolidated Earnings" -- years ended April 27, 2001, April 30, 2000 and 1999 in Medtronic's 2001 Annual Report are incorporated herein by reference.

         The section entitled "Consolidated Balance Sheet" -- April 27, 2001 and April 30, 2000 in Medtronic's 2001 Annual Report is incorporated herein by reference.

         The section entitled "Statement of Consolidated Shareholders' Equity" -- years ended April 27, 2001, April 30, 2000 and 1999 in Medtronic's 2001 Annual Report is incorporated herein by reference.

         The section entitled "Statement of Consolidated Cash Flows" -- years ended April 27, 2001, April 30, 2000 and 1999 in Medtronic's 2001 Annual Report is incorporated herein by reference.

         The section entitled "Notes to Consolidated Financial Statements" in Medtronic's 2001 Annual Report is incorporated herein by reference.

         2.       FINANCIAL STATEMENT SCHEDULES

         Schedule II. Valuation and Qualifying Accounts - years ended April 27, 2001, April 30, 2000, and 1999 (set forth on page 21 of this report)

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3.       EXHIBITS

         2.1      Amended and Restated Agreement and Plan of Merger, dated as of
                  June 19, 2001, by and among Medtronic, Inc., MiniMed Inc. and
                  MMI Merger Sub, Inc., including the Exhibits thereto.(a)
         2.2      Agreement and Plan of Merger, dated October 19, 2000, by and among Medtronic Inc., PercuSurge, Inc. and Trojan Merger
                  Corp., including the Exhibits thereto (Exhibit 2).(b)
         3.1      Medtronic Restated Articles of Incorporation, as amended to date.
         3.2      Medtronic Bylaws, as amended to date (Exhibit 3.2).(c)
         4        Rights Agreement, dated as of October 26, 2000, between
                  Medtronic, Inc. and Wells Fargo Bank Minnesota, National
                  Association, including as: Exhibit A thereto the form of
                  Certificate of Designations, Preferences and Rights of Series
                  A Junior Participating Preferred Shares of Medtronic, Inc.;
                  and Exhibit B the form of Preferred Stock Purchase Right
                  Certificate. (Exhibit 4.1).(d)
         *10.1    1994 Stock Award Plan (Exhibit 10.1).(e)
         *10.2    Management Incentive Plan (Exhibit 10.2).(e)
         *10.3    1979 Restricted Stock and Performance Share Award Plan
                  (Exhibit 10.3).(f)
         *10.4    1979 Nonqualified Stock Option Plan, as amended (Exhibit
                  10.4).(c)
         *10.5    Form of Employment Agreement for Medtronic executive officers.
         *10.6    Capital Accumulation Plan Deferral Program.
         *10.7    Executive Nonqualified Supplemental Benefit Plan (Restated May
                  1, 1997). (Exhibit 10.10).(g)
         *10.8    Stock Option Replacement Program.
         *10.9    1998 Outside Director Stock Compensation Plan (Exhibit
                  10.10).(e)
         *10.10   Amendment effective March 5, 1998 to the 1979 Nonqualified
                  Stock Option Plan (Exhibit 10.14).(f)

         13       Those portions of Medtronic's 2001 Annual Report expressly incorporated by reference herein, which shall be deemed filed with the Commission.
         21       List of Subsidiaries.
         23       Consent and Report of Independent Accountants (set forth on page 20 of this report).
         24       Powers of Attorney.

--------------------
(a) Incorporated herein by reference to Appendix A of the MiniMed Inc. Definitive Proxy Statement filed with the Commission on July 19, 2001.
(b) Incorporated herein by reference to the cited exhibit in Medtronic's Registration Statement on Form S-4 (Registration No. 333- 49928) filed with the Commission on November 14, 2000.
(c) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1996, filed with the Commission on July 24, 1996.
(d) Incorporated herein by reference to the cited exhibit in Medtronic's Report on Form 8-A, including the exhibits thereto, filed with the Commission on November 3, 2000.
(e) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 2000, filed with the commission on July 21, 2000.
(f) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1998, filed with the Commission on July 21, 1998.
(g) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1997, filed with the Commission on July 23, 1997.

*Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)      REPORTS ON FORM 8-K

         A report on Form 8-K, Item 8 was filed on February 12, 2001 respecting the Company's change in its fiscal year end from April 30 to a 52/53 week year ending on the last Friday in April annually, effective for the current fiscal year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MEDTRONIC, INC.
Dated: July 25, 2001
                                    BY: /s/ ARTHUR D. COLLINS, JR.
                                        ----------------------------------------
                                                 ARTHUR D. COLLINS, JR.
                                                     PRESIDENT  AND
                                                CHIEF EXECUTIVE OFFICER


     Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 25, 2001                BY: /s/ ARTHUR D. COLLINS, JR.
                                        ----------------------------------------
                                                 ARTHUR D. COLLINS, JR.
                                                     PRESIDENT  AND
                                                CHIEF EXECUTIVE OFFICER


Dated: July 25, 2001                BY: /s/ ROBERT L. RYAN
                                        ----------------------------------------
                                                    ROBERT L. RYAN
                                               SENIOR VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)



MICHAEL R. BONSIGNORE               )
WILLIAM R. BRODY, M.D., PH.D.       )
PAUL W. CHELLGREN                   )
ARTHUR D. COLLINS, JR.              )
WILLIAM W. GEORGE                   )
ANTONIO M. GOTTO, JR., M.D., D.PHIL.)
BERNADINE P. HEALY, M.D.            )
GLEN D. NELSON, M.D.                )      DIRECTORS
DENISE M. O'LEARY                   )
JEAN-PIERRE ROSSO                   )
JACK W. SCHULER                     )
GORDON M. SPRENGER                  )

         David J. Scott, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

Dated: July 25, 2001                BY: /s/ DAVID J. SCOTT
                                        ----------------------------------------
                                                     DAVID J. SCOTT
                                                    ATTORNEY-IN-FACT

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Medtronic, Inc.

         Our audits of the consolidated financial statements referred to in our report dated May 22, 2001, except for Note 3 and Note 15, which are as of July 18, 2001 appearing in the 2001 Annual Report to Shareholders of Medtronic, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP

Minneapolis, Minnesota
May 22, 2001



                       CONSENT OF INDEPENDENT ACCOUNTANTS


         We hereby consent to the incorporation by reference in each Registration Statement on Form S-8 (Registration Nos. 2-65157, 2-68408, 33-169, 33-36552, 2-65156, 33-24212, 33-37529, 33-44230, 33-55329, 33-63805, 33-64585,
333-04099, 333-07385, 333-65227, 333-71259, 333-71355, 333-74229, 333-75819,
333-90381, 333-52840 and 333-44766) of Medtronic, Inc. of our report dated May 22, 2001, except for Note 3 and Note 15, which are as of July 18, 2001 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated May 22, 2001 relating to the financial statement schedule, which appears in this Form 10-K.


PricewaterhouseCoopers LLP

Minneapolis, Minnesota
July 25, 2001

                        MEDTRONIC, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                            (IN MILLIONS OF DOLLARS)


                                               CHARGES/     OTHER
                                  BALANCE AT   (CREDITS)   CHANGES     BALANCE
                                   BEGINNING      TO       (DEBIT)    AT END OF
                                   OF PERIOD   EARNINGS    CREDIT      PERIOD
--------------------------------  ----------   --------   ---------   ---------
Allowance for doubtful accounts:

  Year ended 4/27/01                 $30.2       $9.0      $(4.5)(a)    $34.9
                                                             0.2 (b)
  Year ended 4/30/00............      33.2        6.7      (10.4)(a)     30.2
                                                             0.7 (b)
  Year ended 4/30/99............      24.9       13.4       (4.7)(a)     33.2
                                                            (0.4)(b)

-----------------------
(a)  Uncollectible accounts written off, less recoveries.

(b)  Reflects primarily the effects of foreign currency fluctuations.

                                                   Commission File Number 1-7707
================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.



                                ----------------



                                    EXHIBITS

                                       TO

                                   FORM 10-K



                      ANNUAL REPORT PURSUANT TO SECTION 13

                                       OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 27, 2001



                                ----------------



                                     [LOGO]
                                   MEDTRONIC

                                Medtronic, Inc.
                             710 Medtronic Parkway
                          Minneapolis, Minnesota 55432
                            Telephone: 763/514-4000



===============================================================================

                                 EXHIBITS INDEX

         2.1      Amended and Restated Agreement and Plan of Merger, dated as of
                  June 19, 2001, by and among Medtronic, Inc., MiniMed Inc. and
                  MMI Merger Sub, Inc., including the Exhibits thereto.(a)
         2.2      Agreement and Plan of Merger, dated October 19, 2000, by and among Medtronic Inc., PercuSurge, Inc. and Trojan Merger
                  Corp., including the Exhibits thereto (Exhibit 2).(b)
         3.1      Medtronic Restated Articles of Incorporation, as amended to date.
         3.2      Medtronic Bylaws, as amended to date (Exhibit 3.2).(c)
         4        Rights Agreement, dated as of October 26, 2000, between
                  Medtronic, Inc. and Wells Fargo Bank Minnesota, National
                  Association, including as: Exhibit A thereto the form of
                  Certificate of Designations, Preferences and Rights of Series
                  A Junior Participating Preferred Shares of Medtronic, Inc.;
                  and Exhibit B the form of Preferred Stock Purchase Right
                  Certificate. (Exhibit 4.1).(d)
         *10.1    1994 Stock Award Plan (Exhibit 10.1).(e)
         *10.2    Management Incentive Plan (Exhibit 10.2).(e)
         *10.3    1979 Restricted Stock and Performance Share Award Plan
                  (Exhibit 10.3).(f)
         *10.4    1979 Nonqualified Stock Option Plan, as amended (Exhibit
                  10.4).(c)
         *10.5    Form of Employment Agreement for Medtronic executive officers.
         *10.6    Capital Accumulation Plan Deferral Program.
         *10.7    Executive Nonqualified Supplemental Benefit Plan (Restated May
                  1, 1997). (Exhibit 10.10).(g)
         *10.8    Stock Option Replacement Program.
         *10.9    1998 Outside Director Stock Compensation Plan (Exhibit
                  10.10).(e)
         *10.10   Amendment effective March 5, 1998 to the 1979 Nonqualified
                  Stock Option Plan (Exhibit 10.14).(f)
         13       Those portions of Medtronic's 2001 Annual Report expressly incorporated by reference herein, which shall be deemed filed with the Commission.
         21       List of Subsidiaries.
         23       Consent and Report of Independent Accountants (set forth on page 20 of this report).
         24       Powers of Attorney.

--------------------
(a) Incorporated herein by reference to Appendix A of the MiniMed Inc. Definitive Proxy Statement filed with the Commission on July 19, 2001.
(b) Incorporated herein by reference to the cited exhibit in Medtronic's Registration Statement on Form S-4 (Registration No. 333- 49928) filed with the Commission on November 14, 2000.

(c) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1996, filed with the Commission on July 24, 1996.
(d) Incorporated herein by reference to the cited exhibit in Medtronic's Report on Form 8-A, including the exhibits thereto, filed with the Commission on November 3, 2000.
(e) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 2000, filed with the commission on July 21, 2000.
(f) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1998, filed with the Commission on July 21, 1998.
(g) Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 30, 1997, filed with the Commission on July 23, 1997.

--------------------
*Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.