Form 10-Q
period 2001-07-27
MEDTRONIC INC
filed 2001-09-10
CIK 64670

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2001

Commission File Number 1-7707

MEDTRONIC, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State of incorporation)	41-0793183 (I.R.S. Employer Identification No.)

710 Medtronic Parkway
Minneapolis, Minnesota 55432
(Address of principal executive offices)

Telephone number: (763) 514-4000

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Shares of common stock, $.10 par value, outstanding on August 24, 2001: 1,210,184,784

PART I—FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

MEDTRONIC, INC.

STATEMENT OF CONSOLIDATED EARNINGS

(Unaudited)

	Three months ended
	July 27, 2001	July 28, 2000
	(in millions, except per share data)
Net sales	$1,455.7	$1,310.4
Costs and expenses:
Cost of products sold	378.1	316.6
Research and development expense	151.0	138.7
Selling, general, and administrative expense	444.8	400.7
Non-recurring charges	62.1	16.9
Other (income)/expense, net	0.7	26.1
Interest (income)/ expense, net	(21.3)	(11.3)

Total costs and expenses	1,015.4	887.7

Earnings before income taxes	440.3	422.7
Provision for income taxes	138.8	138.6

Net earnings	$301.5	$284.1

Earnings per share:
Basic	$0.25	$0.24

Diluted	$0.25	$0.23

Weighted average shares outstanding:
Basic	1,209.9	1,198.9
Diluted	1,223.3	1,228.8

See accompanying notes to condensed consolidated financial statements.

MEDTRONIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 27, 2001	April 27, 2001
	(in millions of dollars, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,170.2	$1,030.3
Short-term investments	188.4	201.4
Accounts receivable, less allowance for doubtful accounts of $36.7 and $34.9	1,246.4	1,226.1
Inventories	717.6	729.5
Deferred tax assets, net	281.2	281.5
Prepaid expenses and other current assets	309.1	288.0

Total current assets	3,912.9	3,756.8
Property, Plant, and Equipment	2,116.8	2,057.3
Accumulated depreciation	(916.6)	(880.8)

Net Property, Plant, and Equipment	1,200.2	1,176.5
Goodwill, net	995.9	995.9
Patents and Other Intangible Assets, net	238.3	239.4
Long-term investments	763.2	683.2
Other assets	163.2	187.1

Total assets	$7,273.7	$7,038.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$127.9	$145.4
Accounts payable	200.6	205.9
Accrued compensation	255.3	248.2
Accrued income taxes	226.6	204.1
Other accrued expenses	509.5	555.7

Total current liabilities	1,319.9	1,359.3
Long-term debt	13.9	13.3
Deferred tax liabilities, net	4.2	—
Long-term accrued compensation	94.9	88.3
Other long-term liabilities	68.3	68.5

Total liabilities	1,501.2	1,529.4
Shareholders' equity:
Common stock—par value $0.10	121.0	121.0
Retained earnings	5,812.6	5,576.3
Accumulated other non-owner changes in equity	(145.7)	(168.8)

	5,787.9	5,528.5
Receivable from Employee Stock Ownership Plan	(15.4)	(19.0)

Total shareholders' equity	5,772.5	5,509.5

Total liabilities and shareholders' equity	$7,273.7	$7,038.9

See accompanying notes to condensed consolidated financial statements.

MEDTRONIC, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three months ended
	July 27, 2001	July 28, 2000
	(in millions)
OPERATING ACTIVITIES:
Net earnings	$301.5	$284.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	65.7	72.6
Non-recurring charges	61.5	16.9
Deferred income taxes	18.1	0.1
Change in operating assets and liabilities:
Accounts receivable	(31.1)	59.5
Inventories	7.6	(39.0)
Accounts payable and accrued liabilities	(71.6)	26.7
Changes in other operating assets and liabilities	25.3	78.5

Net cash provided by operating activities	377.0	499.4
INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(84.1)	(65.5)
Purchases of marketable securities	(225.0)	(197.0)
Sales and maturities of marketable securities	181.0	37.0
Other investing activities, net	(32.2)	(39.0)

Net cash used in investing activities	(160.3)	(264.5)
FINANCING ACTIVITIES:
Decrease in short-term borrowings, net	(16.3)	(58.2)
Increase in long-term debt, net	0.7	0.9
Dividends to shareholders	(69.6)	(59.9)
Issuance of common stock	4.4	2.8
Repayment of loan from ESOP	3.6	0.5

Net cash used in financing activities	(77.2)	(113.9)
Effect of exchange rate changes on cash and cash equivalents	0.4	(0.6)

Net change in cash and cash equivalents	139.9	120.4
Cash and cash equivalents at beginning of period	1,030.3	467.8

Cash and cash equivalents at end of period	$1,170.2	$588.2

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 27, 2001.

    Certain reclassifications have been made to prior year amounts to conform to current year presentation.

Note 2—Other Non-Owner Changes in Equity

    In addition to net earnings, other non-owner changes in equity include, as applicable, unrealized gains and losses on available for sale securities, unrealized gains and losses on derivative instruments qualifying and designated as cash flow hedges, foreign currency translation adjustments and minimum pension liability. For the three-month periods ended July 27, 2001 and July 28, 2000 the Company's other non-owner changes in equity were $324.6 million and $297.8 million, respectively.

Note 3—Inventories

    Inventories consisted of the following (amounts are in millions):

	July 27, 2001	April 27, 2001
Finished goods	$397.4	$400.7
Work in process	120.4	131.5
Raw materials	199.8	197.3

Total	$717.6	$729.5

Note 4—Non-Recurring Items

    During the first quarter of fiscal year 2002, the Company recorded a pre-tax non-recurring charge totaling $62.1 million, of which $36.1 million relates to the restructuring initiatives announced in the fourth quarter of fiscal 2001. The remainder of the charge consists primarily of an additional $27.0 million related to an arbitration award received in July 2001, and a reduction in estimate of $1.0 million related to its fiscal 2000 Latin America restructuring initiative which was completed during the first quarter of fiscal 2002.

    During the fourth quarter of fiscal 2001, the Company recorded a pre-tax restructuring charge of $14.5 million. This charge, along with the $36.1 million recorded in the first quarter of fiscal 2002, is related to restructuring the sales organization of certain neurological product lines, reducing and consolidating certain manufacturing operations, and streamlining and reorganizing European sales organizations to further integrate prior acquisitions. Of the 650 employees identified for termination, 104 have been terminated as of July 27, 2001.

    In July 2001, an arbitration panel found that certain Medtronic rapid exchange perfusion delivery systems infringed a patent held by Boston Scientific Corporation, and awarded damages based on the sales of these systems. The Company recorded a non-recurring charge during the fourth quarter of fiscal 2001 for this award, related legal costs, impaired intangible assets and goodwill, and excess inventory. During the first quarter of fiscal 2002, the Company recorded an additional $27.0 million related to current quarter sales of certain products associated with this arbitration award.

    During the third quarter of fiscal year 2001 and in connection with the merger of PercuSurge, the Company recorded pre-tax transaction and integration related charges totaling $14.4 million. The employee terminations related to the PercuSurge integration efforts have been substantially completed as of July 27, 2001.

    Applications during the first quarter of fiscal year 2002 against remaining accruals were as follows (amounts are in millions):

	Balance at April 27, 2001	New Charges	Charges Utilized	Balance at July 27, 2001
Facility reductions	$2.0	$6.0	$(0.2)	$7.8
Severance and related costs	9.6	17.1	(2.9)	23.8
Contractual obligations	10.9	3.8	(1.9)	12.8

Total restructuring-related accruals	22.5	26.9	(5.0)	44.4
Asset write-downs	—	6.9	(6.9)	—
Litigation	254.4	28.3	(67.3)	215.4

Total	$276.9	$62.1	$(79.2)	$259.8

    Reserve balances at July 27, 2001 include amounts necessary to complete the restructuring initiatives taken in the first quarter of fiscal 2002 and the fourth quarter of fiscal 2001, the arbitration award and legal expenses associated with the Boston Scientific litigation decision, the PercuSurge integration charge, as well as amounts necessary to conclude cases related to the Company's spinal system for pedicle fixation.

Note 5—Accounting for Derivatives and Hedging Activities

    On April 28, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended, requires companies to recognize all derivatives as assets and liabilities on the balance sheet and to measure the instruments at fair value through income unless the derivative qualifies as a hedge. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other non-owner changes in equity until the hedged item is recognized in earnings. Upon adoption, the Company recorded a cumulative after-tax unrealized gain of $35.7 million ($54.9 million pre-tax) in accumulated other non-owner changes in equity.

    The Company uses derivative instruments, primarily forward exchange contracts, to manage its exposure related to foreign exchange rate changes. The Company enters into contracts with major financial institutions that change in value as foreign exchange rates change. These contracts are designated either as cash flow hedges, net investment hedges or as freestanding derivatives. Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in foreign currency that will take place in the next twenty months. Net investment hedges are designed to hedge long-term investments in foreign operations. In addition, the Company uses forward exchange contracts to offset its exposure to the change in value of certain foreign currency intercompany assets and liabilities. These forward exchange contracts are not designated as hedges, and therefore, changes in the value of these freestanding derivatives are recognized in earnings, thereby offsetting the current earnings effect of the related foreign currency assets and liabilities. It is the Company's policy to enter into foreign currency transactions only to the extent true exposures exist; the Company does not enter into foreign currency transactions for speculative purposes. Principal currencies hedged are the Yen and the Euro.

    All derivative instruments are recorded at fair value on the balance sheet. Changes in value of derivatives designated as cash flow hedges are recorded in accumulated other non-owner changes in equity until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in equity is reclassified to earnings and is included in Other Income/Expense. The effectiveness of net investment hedges is measured on a spot to spot basis. The effective portion of the change in the fair value of net investment hedges is recorded as foreign currency translation adjustments in accumulated non-owner changes in equity, while the ineffective portion resulting from the time value of the hedging instrument is recorded in earnings as Other Income/Expense. Net gains included in cumulative translation adjustment relating to net investment hedges totaled $1.6 million for the first quarter of fiscal 2002.

    At inception, all derivatives are expected to be highly effective, as the critical terms of these instruments are the same as those of the underlying risks being hedged. The Company evaluates hedge effectiveness at inception and on an ongoing basis. When a derivative is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is recorded in earnings. No gains or losses relating to ineffectiveness of cash flow hedges were recognized in earnings during the first quarter of fiscal 2002.

    The following table summarizes activity in accumulated non-owner changes in equity related to all derivatives classified as cash flow hedges during the period from April 28, 2001 through July 27, 2001 (amounts are in millions and net of tax):

Beginning Balance, April 28, 2001:	$—
Cumulative effect of adoption of SFAS 133	(35.7)
Gains (losses)reclassified to earnings	9.7
Change in fair value of hedges	(6.3)

Accumulated derivative (gains)/losses,	(32.3)

Ending Balance, July 27, 2001	$(32.3)

    All gains and losses reclassified to earnings during the first quarter of fiscal 2002 related to the transition adjustment. The Company expects that, of the balance in accumulated derivative gains/losses at July 27, 2001, approximately $29.6 million, net of tax will be reclassified to earnings over the next twelve months.

Note 6—Goodwill and Other Intangible Assets

    In July 2001, the FASB issued Statement No. 141 "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets," (collectively, "the Statements"). The Statements eliminate the pooling-of-interests method of accounting for business combinations and the systematic amortization of goodwill. The Company adopted the Statements during the first quarter of fiscal 2002.

    Had the Statements been effective May 1, 2000, net income and earnings per share would have been reported as the following amounts (amounts are in millions except per share data):

Three months ended July 28, 2000
Net earnings, as reported	$284.1
Add back goodwill amortization	9.7

Adjusted net earnings	$293.8

Basic earnings per share:
Net earnings, as reported	$0.24
Goodwill amortization	0.01

Adjusted net earnings	$0.25

Diluted earnings per share:
Net earnings, as reported	$0.23
Goodwill amortization	0.01

Adjusted net earnings	$0.24

    Balances of acquired intangible assets, excluding goodwill were as follows:

	July 27, 2001		April 27, 2001
	Acquired Patents	Other Intangibles	Acquired Patents	Other Intangibles
Amortized intangible assets:
Original cost	$223.5	$151.8	$212.9	$168.0
Accumulated amortization	(80.7)	(56.3)	(66.0)	(75.5)

Carrying value	$142.8	$95.5	$146.9	$92.5

Note 7—Segment and Geographic Information

    The Company operates its business in four operating segments, which are aggregated into one reportable segment - the manufacture and sale of device-based medical therapies. Each of the Company's operating segments has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments, and shared infrastructures. Net sales by operating segment were as follows (amounts are in millions):

	Three months ended July 27, 2001	Three months ended July 28, 2000
Cardiac Rhythm Management	$668.9	$627.0
Neurological, Spinal and ENT	399.4	338.5
Vascular	264.4	225.6
Cardiac Surgery	123.0	119.3

	$1,455.7	$1,310.4

Geographic information:

    Certain historical revenue amounts by geography have been reclassified to reflect revised allocations (amounts are in millions):

Three months ended July 27, 2001	United States	Europe	Asia Pacific	Other Foreign	Eliminations	Consolidated
Revenues from external customers	$993.5	$260.0	$163.4	$38.8	$—	$1,455.7
Intergeographic sales	202.4	54.3	0.2	2.8	(259.7)	—

Total sales	$1,195.9	$314.3	$163.6	$41.6	$(259.7)	$1,455.7

Long-lived assets	$3,075.6	$225.3	$49.5	$10.4	$—	$3,360.8

Three months ended July 28, 2000	United States	Europe	Asia Pacific	Other Foreign	Eliminations	Consolidated
Revenues from external customers	$867.0	$248.3	$154.6	$40.5	$—	$1,310.4
Intergeographic sales	190.4	60.4	0.8	4.1	(255.7)	—

Total sales	$1,057.4	$308.7	$155.4	$44.6	$(255.7)	$1,310.4

Long-lived assets	$2,490.5	$209.2	$46.7	$16.4	$—	$2,762.8

Note 8—Subsequent Events

    On August 28, 2001, the Company acquired the outstanding common stock of Minimed Inc. (MiniMed) for approximately $3.4 billion in cash. Minimed is the market leader in the design, development, manufacture and marketing of advanced medical systems for the treatment of diabetes. On the same date, the Company also acquired the outstanding common stock of Medical Research Group, Inc. (MRG) for approximately $400.0 million in cash. MRG designs and develops technologies related to implantable pumps and sensors used in the treatment of diabetes. The acquisitions were funded with a combination of $1.5 billion of existing cash balances and bridge financing provided under a senior unsecured short-term credit facility. The senior unsecured short-term credit facility provides for up to $3.0 billion of bridge financing at a variable interest rate of LIBOR plus twenty five basis points, or 3.83 percent as of August 28, 2001.

    On September 6, 2001, the Company announced that it had agreed to sell approximately $2.0 billion aggregate principal amount of 1.25% Contingent Convertible Debentures due 2021, which includes $262.5 million aggregate principal amount of Debentures pursuant to the exercise of the initial purchasers' option to purchase additional Debentures, in a private placement offering under Rule 144A. Under the proposed terms, each Debenture is expected to carry an interest rate of 1.25 percent per annum, payable semi-annually, and is expected to be convertible into approximately 16.1796 shares of the Company's common stock provided certain conditions have been met. The Company may be required to repurchase the securities at the option of the holders in September 2002, 2004, 2006, 2008, 2011, and 2016. If the repurchase option is exercised, the Company may elect to repurchase the securities for cash, the Company's common shares, or some combination thereof. The Company may elect to redeem the securities for cash at any time after September 2006. The Company will use the net proceeds from this offering, which is expected to close on September 11, 2001, to repay a substantial portion of the outstanding bridge financing obtained in connection with its acquisitions of MiniMed and MRG.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Earnings

    Net earnings for the three months ended July 27, 2001 were $301.5 million, or $0.25 per diluted share, compared to net earnings of $284.1 million, or $0.23 per diluted share for the quarter ended July 28, 2000, representing an increase of 6.1 percent and 8.7 percent, respectively, over the same period a year ago. During the quarter, the Company finalized its plans to further streamline its operations as announced in the fourth quarter of fiscal 2001. This resulted in a pre-tax charge of $36.1 million in the first quarter of fiscal 2002. Also during the quarter, the Company recorded a pre-tax non-recurring charge of $27.0 million related to current quarter sales of certain products associated with an arbitration award received in July 2001. Without these non-recurring items, net earnings and diluted earnings per share for the quarter would have been $342.0 million and $0.28, respectively, an increase of 15.7 percent and 16.7 percent, respectively, over pre-charge net earnings and diluted earnings per share for the same period a year ago. In the year-ago quarter, the Company recorded a $16.9 million pre-tax charge related to a litigation judgment.

Sales

    Sales for the three-month period ended July 27, 2001 increased 11.1 percent, compared to the same period of fiscal year 2001. Sales growth compared to the same period a year ago was negatively impacted by $33.7 million of unfavorable foreign exchange rate fluctuations. Excluding the effects of foreign currency fluctuations, sales for the quarter increased 13.9 percent over the same period a year ago. All revenue growth rates that follow are reported on a constant-currency basis.

    Net sales of cardiac rhythm management products, which consist primarily of pacemakers, implantable and external defibrillators, leads and ablation products increased 9.6 percent during the three-month period ended July 27, 2001, compared to the same period a year ago. Worldwide bradycardia pacing revenues grew approximately 7 percent in the quarter. The growth was driven by strong performance from both the Medtronic Kappa and Sigma families as well as the Vitatron Collection and Clarity families. Sales of implantable defibrillators grew 12 percent during the quarter. Revenue growth was attributable to the worldwide acceptance of the GEM® III VR/DR and the GEM®III AT and continued growth in the under-penetrated tachyarrhythmia market. External defibrillator sales increased more than 20 percent over the same period a year ago. In the heart failure market, the following milestones were achieved during the first quarter: the Medtronic InSync® III device was market released in Europe; the Medtronic InSync® device received a unanimous recommendation for approval from the FDA Circulatory Devices Panel; and the enrollment in the SCD/HFT trial, which evaluates the use of defibrillator backup in heart failure patients, was completed. Subsequent to quarter-end, the Company received FDA approval of the InSync® device, the first major therapeutic breakthrough for heart failure since the development of specialized heart failure drugs.

    Net sales of neurological, spinal and ear, nose and throat (ENT) products, consisting primarily of implantable neurostimulation devices, implantable drug administration systems, spinal products, neurosurgery products, functional diagnostics and surgical products used by ENT physicians, increased 20.1 percent for the three-month period ended July 27, 2001, compared to the same period a year ago. Sales of spinal surgery products, led by rapid growth in the interbody products that benefited from an entire quarter of sales of the LT-CageTM, grew approximately 25 percent compared to the same period a year ago. The Company is anticipating an FDA advisory panel review of its InFuseTM Bone Graft bone morphogenetic protein (BMP) sometime during the next two quarters. Core neurological product sales (consisting of neurostimulation, drug administration systems, functional diagnostics and functional stimulation), increased more than 15 percent from the same period a year ago. This growth is the result of strong sales in three product lines: drug infusion systems for intrathecal baclofen therapy in the treatment of movement disorders; Activa® Tremor Control Therapy commercially available outside the U.S. for the treatment of essential tremor and the tremor associated with Parkinson's disease, and Interstim® Therapy for Urinary Control for the treatment of bladder control problems. The Company is awaiting FDA approval of its Activa® Parkinson's Control deep brain stimulation therapy.

    Net sales of vascular product lines, consisting of stents, balloons and guiding catheters, and peripheral vascular products, increased 20.9 percent for the three-month period ended July 27, 2001, compared to the same period a year ago. The growth was driven by coronary vascular revenues that rose approximately 14 percent during the quarter, led by the S7® coronary stent which was available for sale in the U.S. market for the full quarter plus the continued success of the S670® coronary stent. During the quarter, coronary vascular sales also benefited from the U.S. market launch of the R2TM and D2TM balloon catheters. In addition, during the quarter the Company received FDA approval for the PercuSurge GuardWireTM Plus Temporary Occlusion and Aspiration System and began a limited release of this product. The Company also announced the initiation of an exclusive worldwide agreement with AVI BioPharma to license a family of antisense compounds currently under evaluation, including Resten-NGTM, for use on medical devices, including stents. Revenues from the Company's AAA product lines more than doubled when compared to the prior year, driven by full availability of all sizes of the AneuRxTM Stent Graft System.

    Net sales of cardiac surgery product lines, consisting of heart valves, perfusion systems, minimally invasive cardiac surgery products and surgical accessories, increased 6.0 percent for the three-month period ended July 27, 2001, compared to the same period a year ago. Heart valve revenues grew approximately 18 percent, highlighted by approximately 38 percent growth in tissue valve sales in the United States. Cardiac Surgery Technology products for beating heart surgery, including the StarfishTM Heart Positioner that was market released in June in the U.S., continued to be well received in the market place and grew by more than 50 percent when compared to the same period a year ago.

Cost of Products Sold

    Cost of products sold as a percentage of sales was 26.0 percent for the three-month period ended July 27, 2001, compared to 24.2 percent for the same period a year ago. The increase in cost of products sold as a percent of revenue is the result of the unfavorable impact of foreign exchange rates compared to the prior year, and an increase in obsolescence expense resulting from several recent product introductions.

Research and Development Expense

    The Company remains committed to its objective of investing significantly in research and development (R&D) to develop technological enhancements and new indications for existing products, to develop less invasive and new technologies that address unmet patient needs and to help reduce patient care costs and length of hospital stay. R&D expense as a percentage of sales for the first quarter of fiscal year 2002 was 10.4 percent, consistent with the 10.6 percent of sales for the same period a year ago.

Selling, General and Administrative Expense (SG&A)

    SG&A expense for the three-month period ended July 27, 2001 was 30.6 percent of sales; this was the same percentage for the same period a year ago. The Company continues to be committed to controlling cost and implementing cost control measures.

Non-Recurring Charges

    The Company recorded a total pre-tax, non-recurring charge of $62.1 million in the three-month period ended July 27, 2001. During the quarter, the Company finalized its plans to further streamline its operations as announced in the fourth quarter of fiscal 2001. This resulted in a pre-tax charge of $36.1 million in the first quarter of fiscal 2002. The pre-tax charge recorded in the fourth quarter of fiscal 2001 associated with these restructuring initiatives was $14.5 million. The total pre-tax charge related to these initiatives is $50.6 million, which is within the range of $47.0 to $52.0 million estimated in the prior quarter. The Company also recorded a pre-tax non-recurring charge of $27.0 million related to current quarter sales of certain products associated with an arbitration award received in July 2001. The Company previously recorded a charge for this arbitration award, the related legal costs, impaired intangible assets and goodwill, and excess inventory in the fourth quarter of fiscal 2001. In addition, during the quarter the Company reversed $1.0 million of reserves related to its fiscal 2000 Latin America restructuring initiatives no longer considered necessary, as these restructuring initiatives have been completed.

    During the first quarter of fiscal 2001, the Company recorded a $16.9 million pre-tax charge related to a litigation judgment. The judgment is protected by a confidentiality agreement, is non-recurring, non-product related and pertains to business matters that occurred in 1997 and 1998.

Other Income/Expense

    Other income/expense includes goodwill and intellectual property amortization, royalty income and expense, minority investment gains and losses and foreign currency gains and losses. Other expense, net was $0.7 million for the three-month period ended July 27, 2001, and $26.1 million for the same period a year ago. In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets," (collectively, "the Statements"). The Company adopted the Statements during the first quarter of fiscal 2002. The decrease in other expense, net relates primarily to the discontinuance of goodwill amortization resulting from the adoption of the Statements and increased gains on foreign currency hedging transactions compared to the same period a year ago, partially offset by an increase in royalty expense related to an arbitration award received in July 2001.

Interest Income/Expense

    Net interest income during the first quarter of fiscal year 2002 was $21.3 million, compared to $11.3 million, for the same period a year ago. The increase in net interest income is the result of higher cash balances attributable to larger cash inflows from operations; however, this was partially offset by lower interest rates.

Income Taxes

    The Company's effective income tax rate for the first quarter of the current fiscal year was 31.5 percent, or 31.9 percent before non-recurring charges. The estimated effective income tax rate for fiscal year 2002 is 32.0 percent. The effective income tax rate for fiscal 2001 was 32.5 percent. The Company continues to review alternative strategies to reduce its effective income tax rate.

Acquisitions

    On August 28, 2001, the Company completed the acquisitions of MiniMed Inc. (MiniMed) and Medical Research Group, Inc. (MRG) for consideration of approximately $3.4 billion and $400.0 million, respectively. MiniMed is the market leader in the design, development, manufacture, and marketing of advanced medical systems for the treatment of diabetes. MRG designs and develops technologies related to implantable pumps and sensors used in the treatment of diabetes. The acquisitions were funded with a combination of $1.5 billion of existing cash balances and bridge financing provided under an unsecured short-term credit facility. The senior unsecured short-term credit facility provides for up to $3.0 billion of bridge financing at a variable interest rate of LIBOR plus twenty five basis points, or 3.83 percent as of August 28, 2001.

Liquidity and Capital Resources

    Operating activities provided $377.0 million of cash and cash equivalents for the three-month period ended July 27, 2001 compared to $499.4 million for the same period a year ago. Significant uses of cash included investments in long-term marketable securities, purchases of property, plant and equipment, and payment of dividends to shareholders.

    Working capital was $2,593.0 million at July 27, 2001, an increase of $195.5 million over the $2,397.5 million at April 27, 2001. The current ratio was 3.0:1 at July 27, 2001 as compared to 2.8:1 at April 27, 2001.

    The Company's capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percent of total capital was 2.4 percent as of July 27, 2001, compared to 2.8 percent at April 27, 2001. The Company has existing lines of credit totaling $709.7 million with various banks, of which $567.9 million were unused at July 27, 2001.

    On September 6, 2001, the Company announced that it has agreed to sell approximately $2.0 billion aggregate principal amount of 1.25% Contingent Convertible Debentures due 2021, which includes $262.5 million aggregate principal amount of Debentures pursuant to the exercise of the initial purchasers' option to purchase additional Debentures, in a private placement offering under Rule 144A. Under the proposed terms, each Debenture is expected to carry an interest rate of 1.25 percent per annum, payable semi-annually, and is expected to be convertible into approximately 16.1796 shares of the Company's common stock provided certain conditions have been met. The Company may be required to repurchase the securities at the option of the holders in September 2002, 2004, 2006, 2008, 2011, and 2016. If the repurchase option is exercised, the Company may elect to repurchase the securities for cash, the Company's common shares, or some combination thereof. The Company may elect to redeem the securities for cash at any time after September 2006. The Company will use the net proceeds from this offering, which is expected to close on September 11, 2001, to repay a substantial portion of the outstanding bridge financing obtained in connection with its acquisitions of MiniMed and MRG.

Operations Outside of the United States

    Sales to customers located outside of the United States accounted for 31.8 percent of total sales for the first quarter of fiscal year 2002. Sales outside of the United States are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. Outstanding receivables for these sales totaled $539.6 million at July 27, 2001, or 42.1 percent of total outstanding receivables at July 27, 2001, compared to $527.6 million or 41.8 percent of total receivables outstanding at April 27, 2001.

Cautionary Factors That May Affect Future Results

    Certain statements contained in this document and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "should," "will," "forecast" and similar words or expressions. The Company's forward-looking statements generally relate to its growth strategies, financial results, product development and regulatory approval programs, and sales efforts. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed in the section entitled "Government Regulation and Other Matters" and "Cautionary Factors That May Affect Future Results" in the Company's Annual Report and Form 10-K for the year ended April 27, 2001. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

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

PART II—OTHER INFORMATION

Item 3.  Legal Proceedings

    In October 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, filed suit in federal court in the District Court of Delaware against Arterial Vascular Engineering, Inc., which was acquired by the Company in January 1999 (AVE). The suit alleged that AVE's modular stents infringe certain patents now owned by Cordis. Boston Scientific Corporation is also a defendant in this suit. The complaint seeks injunctive relief and damages from all defendants. In November 2000, a Delaware jury rendered a verdict that the previously marketed MicroStent and GFX stents infringe valid claims of two patents. Thereafter the jury awarded damages to Cordis totaling approximately $270 million. In February 2001, the court heard evidence on the affirmative defense of inequitable conduct and will consider that evidence along with other post-trial motions. The jury verdict does not address products that are currently marketed by Medtronic AVE.

    In September 2000, Cordis filed an additional suit against AVE in the District Court of Delaware alleging that AVE's S670, S660 and S540 stents infringe the patents asserted in the above case.

    In December 1999, Advanced Cardiovascular Systems, Inc. (ACS), a subsidiary of Guidant Corporation, sued Medtronic and AVE in federal court in the Northern District Court of California alleging that the S670 rapid exchange perfusion stent delivery system infringes a patent held by ACS. The complaint seeks injunctive relief and monetary damages. ACS filed a demand for arbitration with the American Arbitration Association in Chicago simultaneously with the lawsuit. AVE has filed a counterclaim denying infringement based on its license to the patent for perfusion catheters as part of the assets acquired from C.R. Bard in 1998 and has asserted that the license agreement requires disputes to be resolved through arbitration. The parties have agreed to arbitrate all claims against AVE. Litigation against Medtronic has been stayed pending the arbitration decision. Arbitration hearings were held in February but the arbitrators were unable to reach a decision. AVE has filed a new demand for arbitration.

    In December 1997, ACS sued AVE in federal court in the Northern District of California alleging that AVE's modular stents infringe certain patents held by ACS and is seeking injunctive relief and monetary damages. AVE denied infringement and in February 1998, AVE sued ACS in federal court in the District Court of Delaware alleging infringement of certain of its stent patents, for which AVE is seeking injunctive relief and monetary damages. The cases have been consolidated in Delaware and an order has been entered staying the proceedings until September 2002.

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

    In 1996, two former shareholders of Endovascular Support Systems, Inc. (ESS) filed a lawsuit in Dallas District Court for the State of Texas against AVE and several former officers, directors and shareholders of AVE. The lawsuit alleges that AVE's acquisition of ESS assets was based on fraud and breach of fiduciary duty and that plaintiffs were given insufficient value when they exchanged their stock in ESS for AVE stock in several transactions that occurred from 1993 to 1995. AVE has asserted counterclaims including breach of contract, breach of covenant of good faith and fair dealing, business disparagement and fraud, and has agreed to indemnify the individual defendants. The Court has ruled that the defendants owed a fiduciary duty to plaintiffs. The Company believes the defendants have meritorious defenses and counterclaims against the plaintiffs and will continue to defend the actions vigorously. A trial is scheduled to commence in October 2001.

II–1

    In May 2001, as a result of the proposed merger with the Company, MiniMed Inc. (MiniMed) and its directors were named as defendants in a class action lawsuit filed in the Court of Chancery of the State of Delaware for New Castle County. The plaintiffs purport to represent a class of public stockholders of MiniMed whose stock was converted into the right to receive the $48 per share cash payment in connection with the merger. The complaint alleges that the $48 price is inadequate and that the directors did not undertake an appropriate process to obtain the best price reasonably available for the sale of MiniMed. As a result, the plaintiffs allege that the directors breached their fiduciary duties to MiniMed stockholders in approving the merger agreement. In addition, the plaintiffs allege that the merger was coupled with the sale of MRG in order to confer substantial special benefits upon Alfred E. Mann, the founder, former Executive Chairman and the largest stockholder of MiniMed, and his affiliates at the expense of a proper process to maximize value from the merger. The complaint seeks remedies including unspecified monetary damages, attorneys', accountants' and experts' fees. The complaint also requested injunctive relief, which was not granted, to prevent completion of the merger.

    In addition, MiniMed and its directors have been named in a class action lawsuit filed in June 2001 in the Superior Court of the State of California for the County of Los Angeles. The plaintiffs purport to represent a class of stockholders of MiniMed asserting a claim in connection with the alleged violation of the fiduciary duties owed by MiniMed and its directors to the MiniMed stockholders. Among other things, the complaint sought preliminary and permanent injunctive relief to prevent completion of the merger. In August 2001, the Court denied the plaintiffs' request for injunctive relief to prevent completion of the merger.

    The Company believes that it has meritorious defenses against the above claims and intends to vigorously contest them. While it is not possible to predict the outcome of these actions, the Company believes that costs associated with them will not have a material adverse impact on the Company's financial position or liquidity, but may be material to the consolidated results of operations of any one period.

    In March 2000, Boston Scientific Corporation (BSX) sued AVE in federal court in the Northern District of California alleging that the S670 rapid exchange perfusion stent delivery system infringes a patent held by Boston Scientific. As previously disclosed in the Company's Form 10-K filed July 26, 2001, arbitration hearings were held in April 2001 and, in July 2001, the arbitrators issued an award in favor of BSX, finding infringement, awarding approximately $169.0 million in damages plus legal fees and costs to BSX, and allowing for an injunction against future sales of certain rapid exchange perfusion delivery systems. A hearing is currently scheduled on September 14, 2001 in the federal court in the Northern District of California to obtain affirmation of the arbitration panel's decision, including the injunction.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's 2001 Annual Meeting of Shareholders' held on August 30, 2001, the shareholders approved the following:

      (a) A proposal to elect four Class III Directors of the Company to serve for three-year terms ending in 2004, as follows:

Director	Votes For	Votes Withheld
William R. Brody	908,076,947	56,042,995
Paul W. Chellgren	908,083,676	56,036,266
Arthur D. Collins, Jr.	908,128,525	55,991,417
Antonio M. Gotto, Jr.	908,178,298	55,941,644

    There were no broker non-votes. In addition, the terms of the following directors continued after the meeting: Class I directors for a term ending in 2002—Glen D. Nelson, M.D., Denise M. O'Leary,

II–2

Jean-Pierre Rosso and Jack W. Schuler and Class II directors for a term ending in 2003—Michael R. Bonsignore, William W. George, Bernadine P. Healy, M.D. and Gordon M. Sprenger.

      b)  A proposal to approve the appointment of PricewaterhouseCoopers LLP to serve as independent auditors of the Company for the fiscal year ending April 26, 2002. The proposal received 958,232,026 votes for, and 5,406,571 against ratification. There were 4,402,264 abstentions and no broker non-votes.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

3.1	Medtronic Restated Articles of Incorporation, as amended to date, incorporated by reference herein to Exhibit 3.1 of the Company's Quarterly Report of Form 10-Q for the quarter ended October 29, 1999, filed with the Commission on December 10, 1999.
3.2	Medtronic Bylaws, as amended to date.
4.1
Rights Agreement, dated as of October 26, 2000, between Medtronic and Wells Fargo Bank, Minnesota, N.A., including the form of Rights Certificate as Exhibit B thereto, incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form 8-A, filed with the Commission on November 3, 2000.
10.1
Credit Agreement dated as of August 27, 2001 among Medtronic, Inc., as Borrower, certain of its subsidiaries, as guarantors, the lenders party thereto, Bank of America, N.A. as Administrative Agent and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.
99.1	Consent and Report of Independent Accountants.
99.2	Consent and Report of Independent Accountants.
99.3	Press Release dated September 5, 2001.
99.4	Press Release dated September 6, 2001.
  (b)
  Reports on Form 8-K

    No report on Form 8-K was filed by the Company during the quarter ended July 27, 2001. Subsequent to the quarter ended July 27, 2001, the Company filed on September 5, 2001 a Report on Form 8-K reporting under (i) Item 2 its completion of the acquisitions of MiniMed Inc. (MiniMed) and Medical Research Group, Inc. (MRG) and (ii) Item 7 the financial results of MiniMed and MRG, certain year-end and quarter-end pro forma financial information of the Company, including the financial results of MiniMed and MRG.

II–3

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDTRONIC, INC. (REGISTRANT)
Date: September 10, 2001	/s/ ARTHUR D. COLLINS, JR. Arthur D. Collins, Jr. President and Chief Executive Officer
Date: September 10, 2001	/s/ ROBERT L. RYAN Robert L. Ryan Senior Vice President and Chief Financial Officer

II–4

QuickLinks

  PART I—FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS
MEDTRONIC, INC. STATEMENT OF CONSOLIDATED EARNINGS (Unaudited)
MEDTRONIC, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
MEDTRONIC, INC. CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II—OTHER INFORMATION
  Item 3. Legal Proceedings
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES