Form 10-K/A
period 2001-04-27
MEDTRONIC INC
filed 2001-10-26
CIK 64670

FORM 10-K/A
(AMENDMENT NO. 1)
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to annual report pursuant to Section 13 or 15(d) of the
Securities Act of 1934 for the fiscal year ended April 27, 2001.

Commission File No. 1-7707

MEDTRONIC, INC.

Minnesota	41-0793183
(State of Incorporation)	(I.R.S. Employer Identification No.)

710 Medtronic Parkway
Minneapolis, Minnesota 55432
(Address of principal executive offices)
Telephone number: (763) 514-4000

The undersigned registrant hereby amends Part IV, Item 14(a)3, entitled “Exhibits”, of its Annual Report on Form 10-K for fiscal 2001 to add the following exhibits:

Exhibit No.

99.1	Form 11-K for the Medtronic, Inc. and Participating Employers Supplemental Retirement Plan for the year ended April 30, 2001.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDTRONIC, INC.

Dated: October 25, 2001	By: /s/ Arthur D. Collins, Jr. Arthur D. Collins, Jr., President and Chief Executive Officer

INDEX OF EXHIBITS

EXHIBITS

99.1	Form 11-K for the Medtronic, Inc. and Participating Employers Supplemental Retirement Plan for the year ended April 30, 2001.