Form 10-Q
period 2001-10-26
MEDTRONIC INC
filed 2001-12-10
CIK 64670

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended October 26, 2001



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

                         Telephone number: (763)514-4000





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes _X_     No ___


Shares of common stock, $.10 par value, outstanding on November 23, 2001:

                                                                   1,210,627,460

PART I--FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS



                                 MEDTRONIC, INC.
                       STATEMENT OF CONSOLIDATED EARNINGS
                                   (Unaudited)

                                        Three months ended             Six months ended
                                     ------------------------     -------------------------
                                      Oct. 26,      Oct. 27,       Oct. 26,       Oct. 27,
                                        2001          2000           2001           2000
                                     ----------    ----------     ----------     ----------
                                              (in millions, except per share data)
Net sales                            $  1,571.2    $  1,361.9     $  3,026.9     $  2,672.3

Costs and expenses:
  Cost of products sold                   405.0         351.2          783.1          667.8
  Research and development
    expense                               162.4         145.4          313.4          284.1
  Selling, general, and
    administrative expense                479.2         422.3          924.0          823.0
  Non-recurring charges                   269.4            --          331.5           16.9
  Other (income)/expense, net              26.8          (2.6)          27.5           23.5
  Interest (income)/ expense, net          10.0         (14.2)         (11.3)         (25.5)
                                     ----------    ----------     ----------     ----------
    Total costs and expenses            1,352.8         902.1        2,368.2        1,789.8
                                     ----------    ----------     ----------     ----------

Earnings before income taxes              218.4         459.8          658.7          882.5

Provision for income taxes                151.7         150.7          290.5          289.3
                                     ----------    ----------     ----------     ----------

Net earnings                         $     66.7    $    309.1     $    368.2     $    593.2
                                     ==========    ==========     ==========     ==========


Earnings per share:

         Basic                       $     0.06    $     0.26     $     0.30     $     0.49
                                     ==========    ==========     ==========     ==========
         Diluted                     $     0.05    $     0.25     $     0.30     $     0.48
                                     ==========    ==========     ==========     ==========

Weighted average shares
  outstanding:

         Basic                          1,210.1       1,200.4        1,209.9        1,198.6
         Diluted                        1,222.6       1,229.4        1,222.9        1,228.1

See accompanying notes to condensed consolidated financial statements.

                                 MEDTRONIC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                             Oct. 26,       Apr. 27,
                                                               2001           2001
                                                            ----------     ----------
                     ASSETS                                  (in millions of dollars,
                     ------                                   except per share data)
Current assets:
  Cash and cash equivalents                                 $    283.1     $  1,030.3
  Short-term investments                                          64.6          201.4
  Accounts receivable, less allowance for
    doubtful accounts of $78.9 and $34.9                       1,398.3        1,226.1
  Inventories                                                    763.0          729.5
  Deferred tax assets, net                                       312.0          281.5
  Prepaid expenses and other current assets                      306.9          288.0
                                                            ----------     ----------
    Total current assets                                       3,127.9        3,756.8

Property, Plant, and Equipment                                 2,374.4        2,057.3
Accumulated depreciation                                        (973.4)        (880.8)
                                                            ----------     ----------
    Net Property, Plant, and Equipment                         1,401.0        1,176.5

Goodwill, net                                                  3,750.8          995.9
Patents and Other Intangible Assets, net                         840.1          239.4
Long-term investments                                            430.9          683.2
Other assets                                                     167.7          187.1
                                                            ----------     ----------

    Total assets                                            $  9,718.4     $  7,038.9
                                                            ==========     ==========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
  Short-term borrowings                                     $  2,282.3     $    145.4
  Accounts payable                                               234.3          205.9
  Accrued compensation                                           271.6          248.2
  Accrued income taxes                                           188.9          204.1
  Other accrued expenses                                         582.3          555.7
                                                            ----------     ----------
    Total current liabilities                                  3,559.4        1,359.3

Long-term debt                                                    14.1           13.3
Deferred tax liabilities, net                                    138.3             --
Long-term accrued compensation                                    95.9           88.3
Other long-term liabilities                                       79.2           68.5
                                                            ----------     ----------
    Total liabilities                                          3,886.9        1,529.4


Shareholders' equity:
  Common stock--par value $0.10                                  121.0          121.0
  Retained earnings                                            5,869.6        5,576.3
  Accumulated other non-owner changes in equity                 (143.7)        (168.8)
                                                            ----------     ----------
                                                               5,846.9        5,528.5
  Receivable from Employee Stock Ownership Plan                  (15.4)         (19.0)
                                                            ----------     ----------

    Total shareholders' equity                                 5,831.5        5,509.5
                                                            ----------     ----------

    Total liabilities and shareholders' equity              $  9,718.4     $  7,038.9
                                                            ==========     ==========

See accompanying notes to condensed consolidated financial statements.

                                 MEDTRONIC, INC.
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                 Six months ended
                                                            -------------------------
                                                             Oct. 26,       Oct. 27,
                                                               2001           2000
                                                            ----------     ----------
                                                                   (in millions)
OPERATING ACTIVITIES:
  Net earnings                                              $    368.2     $    593.2
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                              128.5          143.1
      Non-recurring charges                                      316.2             --
      Deferred income taxes                                        4.9            0.4
      Change in operating assets and liabilities:
        Accounts receivable                                      (77.8)           9.8
        Inventories                                               13.2          (58.4)
        Accounts payable and accrued liabilities                 (70.0)         154.1
        Changes in other operating assets and
          liabilities                                             53.7           62.0
                                                            ----------     ----------

        Net cash provided by operating activities                736.9          904.2

INVESTING ACTIVITIES:
  Acquisition of MiniMed and MRG, net of cash acquired        (3,651.3)            --
  Additions to property, plant, and equipment                   (181.2)        (181.2)
  Purchases of marketable securities                            (392.0)        (475.0)
  Sales and maturities of marketable securities                  827.0          118.0
  Other investing activities, net                                (81.4)         (51.9)
                                                            ----------     ----------

        Net cash used in investing activities                 (3,478.9)        (590.1)

FINANCING ACTIVITIES:
  Increase (decrease) in short-term borrowings, net            2,136.7          (96.4)
  Increase in long-term debt, net                                  0.5            1.2
  Dividends to shareholders                                     (139.2)        (119.9)
  Issuance of common stock                                        14.6           24.5
  Repurchase of common stock                                     (25.5)            --
  Repayment of loan from ESOP                                      3.6            0.5
                                                            ----------     ----------

      Net cash provided by (used in)
        financing activities                                   1,990.7         (190.1)

Effect of exchange rate changes on cash and
  cash equivalents                                                 4.1            4.2
                                                            ----------     ----------

Net change in cash and cash equivalents                         (747.2)         128.2

Cash and cash equivalents at beginning of period               1,030.3          467.8
                                                            ----------     ----------

Cash and cash equivalents at end of period                  $    283.1     $    596.0
                                                            ==========     ==========
Supplemental Noncash Investing and Financing Activities
  Issuance of stock options for acquisition
                   of subsidiary                            $     75.2     $       --

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

Note 2 - Acquisition of MiniMed Inc. and Medical Research Group, Inc.
---------------------------------------------------------------------

On August 28, 2001, Medtronic acquired all of the outstanding common shares of MiniMed Inc (MiniMed) and Medical Research Group, Inc (MRG). MiniMed is the market leader in the design, development, manufacture and marketing of advanced medical systems for the treatment of diabetes. MRG designs and develops technologies related to implantable pumps and sensors used in the treatment of diabetes. These acquisitions represent a new platform, offering device-based medical solutions for the treatment of diabetes. Medtronic expects to drive growth by leveraging common technologies and Medtronic's international distribution structure and to reduce costs through economies of scale. The results of MiniMed's and MRG's operations have been included in the Company's consolidated financial statements since the date of acquisition.

Each share of MiniMed and MRG common stock was valued at $48.00 and $17.00, respectively. The total acquisition cost for MiniMed was approximately $3.4 billion, which includes estimated fees and expenses associated with the merger, the cash cost of employee stock options surrendered in the acquisition, and an estimate of the fair value of employee stock options that were exchanged for approximately 2.7 million options to purchase Medtronic stock. The Company's stock options were valued at approximately $75.2 million using the Black-Scholes option-pricing model. The total acquisition cost of MRG was approximately $429.5 million, which represents $397.7 million to acquire common shares outstanding with third parties plus $31.8 million of common shares owned by MiniMed, as well as estimated fees and expenses associated with the merger and the cash cost of employee stock options surrendered in the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at August 28, 2001 (in millions):

                                            MiniMed        MRG
                                            --------    --------

Current assets                              $  218.1    $   47.3
Property, plant, and equipment                 149.8         4.3
Intangible assets                              624.6       232.7
Goodwill                                     2,602.5       142.8
Deferred tax asset-long-term                      --         9.6
Long-term investments                            1.1         1.4
                                            --------    --------
  Total assets acquired                     $3,596.1    $  438.1
                                            --------    --------

Current liabilities                         $   70.7    $    5.7
Deferred tax liability-long term               147.7          --
Other long-term liabilities                       --         2.9
                                            --------    --------
  Total liabilities assumed                 $  218.4    $    8.6
                                            --------    --------

Net assets acquired                         $3,377.7    $  429.5
                                            ========    ========


Of the $624.6 million of intangible assets acquired with MiniMed, $35.4 million was assigned to research and development assets that were written off at the date of acquisition in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." The remaining $589.2 million of MiniMed acquired intangible assets have a weighted-average useful life of approximately 13 years. The intangible assets that make up that amount include technology-based assets of $324.5 million (15-year weighted-average useful life) and trademarks and tradenames of $264.7 million (10-year useful life). Of the $232.7 million of intangible assets acquired with MRG, $224.9 million was assigned to research and development assets that were written off at the date of acquisition. The remaining $7.8 million of MRG acquired intangible assets consists of technology-based assets with a 15-year useful life.

The goodwill for both acquisitions was assigned entirely to the Neurological, Spinal, Diabetes, and ENT operating segment and none of it is expected to be deductible for tax purposes.

In connection with the acquisitions, Medtronic formulated plans for workforce reductions, employee relocations, the closure and consolidation of sales offices in the U.S. and Europe, and the termination of certain contractual obligations. The costs of employee termination and relocation benefits relate to the elimination or relocation of approximately 365 positions in the areas of manufacturing and distribution, administration, engineering, and sales and marketing. As of October 26, 2001, approximately 95 employees had been terminated.

The purchase accounting liabilities recorded in connection with the acquisitions are summarized below (in millions):

                                            Aug. 28,                 Oct. 26,
                                              2001      Utilized       2001
                                            --------    --------     --------

Facility reductions                         $    2.1    $     --     $    2.1
Severance and relocation costs                  15.0        (4.2)        10.8
Contractual obligations                          5.7          --          5.7
                                            --------    --------     --------
Total                                       $   22.8    $   (4.2)    $   18.6
                                            ========    ========     ========


The following unaudited pro forma data sets forth the combined results of operations for the six months ended October 26, 2001 and for the six months ended October 27, 2000 as if the acquisitions had occurred on May 1,

2000. The unaudited pro forma results of operations for the six-month period ending October 26, 2001 include the results of operations for MiniMed and MRG for the six-month period ended October 26, 2001. The unaudited pro forma results of operations for the six-month period ending October 27, 2000 include the results of operations for MiniMed and MRG for the six month period ended September 29, 2000. The pro forma data gives effect to actual operating results prior to the acquisitions, adjustments to eliminate material intercompany items, and adjustments to reflect interest expense, intangible asset amortization, fixed asset depreciation, and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts are not necessarily indicative of the results that would have been obtained if the acquisitions had occurred as of the beginning of the periods presented or that may occur in the future.

                                             For the six months ended
                                        Oct.26,2001             Oct.27,2000
                                        -----------             -----------
                                        (in millions, except per share data)

Net sales                                $3,151.8                 $2,813.8
Net income                                  303.8                    562.9
Earnings per common
   share:
Basic                                    $   0.25                 $   0.47
Diluted                                  $   0.25                 $   0.46


Pro forma net income for the six months ended October 26, 2001 includes $18.8 million non-deductible merger-related costs incurred by MiniMed prior to the acquisition, and a $2.4 million after tax charge related to a settlement agreement entered into by MiniMed prior to the acquisition. In addition, gross margins were reduced by approximately $10.0 million as a result of the sale of inventories acquired in the acquisitions that were written up to fair value. The reduction in gross margins as a result of fair value adjustments, which will not impact the financial statements beyond one year, has not been reflected as a pro forma adjustment for the six month period ended October 27, 2000.

Note 3 - Contingent Convertible Debentures
------------------------------------------

In September 2001, the Company completed a private placement of contingent convertible debentures totaling $2,012.5 million, due 2021. The debentures bear interest at 1.25 percent per annum, which is payable semiannually. Each debenture is convertible, at the holder's option and under certain circumstances, into shares of Medtronic's common stock at a conversion price of $61.81 per share. The Company may be required to repurchase the securities at the option of the holders in September 2002, 2004, 2006, 2008, 2011, and 2016. As a result of the put option in September 2002, these debentures have been classified as short-term borrowings in the accompanying consolidated financial statements. If the repurchase option is exercised, the Company may elect to repurchase the securities for cash, the Company's common stock, or a combination thereof. The Company may elect to redeem the securities for cash at any time after September 2006. The net proceeds from this offering were used to repay a substantial portion of the bridge financing obtained in connection with the acquisitions of MiniMed and MRG.

Note 4 - Comprehensive Income
-----------------------------

In addition to net earnings, comprehensive income includes changes in unrealized gains and losses on available-for-sale marketable securities, unrealized gains and losses on derivative instruments qualifying and designated as cash flow hedges, foreign currency translation adjustments and minimum pension liability. Comprehensive income for the three and six-months periods ended October 26, 2001 was $68.7 million and $393.3 million, respectively, and $259.8 million and $557.6 million for the same periods a year ago.

Note 5 - Inventories
--------------------

Inventories consisted of the following (in millions):

                                       October 26, 2001       April 27, 2001
                                       ----------------       --------------

Finished goods                              $ 414.9               $ 400.7
Work in process                               117.6                 131.5
Raw materials                                 230.5                 197.3
                                            -------               -------
   Total                                    $ 763.0               $ 729.5
                                            =======               =======


Note 6 - Non-Recurring Items (all amounts are before tax)
----------------------------

During the second quarter of fiscal year 2002, the Company expensed $25.5 million as interest expense for costs incurred in connection with the issuance of its contingent convertible debt, and $9.1 million in connection with a legal settlement.

Also in the second quarter of the current fiscal year, the Company acquired MiniMed and expensed upon consummation of the acquisition $35.4 million of the purchase price for purchased in-process technology related to a disposable pump that had not yet reached technological feasibility and had no alternative future use. Disposable pumps are designed to be used as an infusion system that is attached to the body using an adhesive and delivers a pre-set constant rate of drug. At the time of the acquisition, MiniMed did not have a primary product offering in the insulin-using Type 2 diabetes market. MiniMed believes the disposable pump will distinguish itself in the Type 2 market by its convenience and ease of use. At the time of acquisition, the disposable pump required modifications before MiniMed could file for regulatory approval. The expected remaining costs associated with bringing this product to commercialization are $4.7 million in fiscal 2002, $3.7 million in fiscal 2003, $4.0 million in fiscal 2004, and $2.6 million in fiscal 2005. Total expected project cost, including costs already incurred and expected to be incurred is $35.2 million. These costs are being funded by internally generated cash flows.

In a separate but related transaction, Medtronic acquired MRG and expensed $224.9 million of the purchase price upon consummation of the acquisition for purchased in-process technology related to a long-term glucose sensor and an implantable glucose monitoring sensor that had not yet reached technological feasibility and had no alternative future use. At the time of the acquisition, MRG had no product offerings in the diabetes market, and these projects were expected to enable MRG to enter this high-potential implantable market. The long-term glucose sensor is designed to be used with an implantable pump to automatically maintain glucose levels by continuously monitoring and adjusting the rate of insulin infusion without the need for frequent intervention by the physician or patient. At the time of the acquisition, the long-term glucose sensor was in human clinical trials. The clinical trials must be completed before regulatory approval can be obtained in the U.S. The implantable glucose monitoring system is used by patients to monitor glucose levels. At the time of the acquisition, MiniMed and MRG had filed with the FDA for approval of the system. The expected remaining costs associated with bringing these products to commercialization were $4.8 million in fiscal 2002, $8.8 million in fiscal 2003, $11.0 million in fiscal 2004, $7.1 million in fiscal 2005, and $0.6 million in fiscal 2006. Total expected project cost, including costs already incurred and expected to be incurred is $41.5 million. These costs are being funded by internally generated cash flows. The fair values assigned to the long term glucose sensor and to the implantable glucose monitoring system were $219.7 million and $4.4 million, respectively. Other minor product categories were valued at $0.8 million.

The values assigned to purchased in-process technology were based on a valuation prepared by an independent third-party appraisal company and were determined by identifying research projects in areas for which technological feasibility had not been established. The values were determined by estimating the revenue and expenses associated with a project's sales cycle and by estimating the amount of after-tax cash flows attributable to these projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology.

The Company expects that all the acquired in-process research and development will reach technological feasibility, but there can be no assurance that the commercial viability of these products will actually be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing and conducting clinical trials necessary to obtain regulatory approvals. The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, delay or failure to obtain required market clearances, and patent litigation. If commercial viability were not achieved, the Company would look to other alternatives to provide these therapies.

In July 2001, an arbitration panel found that certain Medtronic rapid exchange perfusion delivery systems infringed a patent held by Boston Scientific. In connection with this finding, in the fourth quarter of fiscal 2001, the Company recorded a charge of $241.7 million for the award and the related legal costs, excess inventory and for impaired intangible assets and goodwill. In the first quarter of fiscal 2002, the Company recorded an additional $27.0 million related to sales of products associated with this award.

During the fourth quarter of fiscal 2001, the Company announced restructuring initiatives expected to total between $47.0 to $52.0 million aimed at further streamlining operations. In connection with these initiatives, the Company recorded a restructuring charge of $14.5 million during the fourth quarter of fiscal 2001 and $36.1 million in the first quarter of fiscal 2002. These initiatives related to the restructuring of certain neurological sales organizations, the reduction and consolidation of certain manufacturing operations, and the streamlining and reorganization of certain European sales organizations to further integrate prior acquisitions. Of the 650 employees that were identified for termination, 211 have been terminated as of October 26, 2001.

During the third quarter of fiscal year 2001 and in connection with the merger with PercuSurge, Inc. (PercuSurge), the Company recorded transaction and integration related charges totaling $14.4 million. All employees that were identified for termination have been terminated as of October 26, 2001.

Applications during the second quarter of fiscal year 2002 against remaining accruals were as follows (in millions):

                              Balance at      New        Charges     Balance at
                            Jul. 27, 2001   Charges     Utilized   Oct. 26, 2001
--------------------------------------------------------------------------------
Facility reductions           $     7.8    $      --   $    (0.2)    $     7.6
Severance and related costs        23.8           --        (6.0)         17.8
Contractual obligations            12.8           --        (3.0)          9.8
--------------------------------------------------------------------------------
Total restructuring-related
   accruals                        44.4           --        (9.2)         35.2

Purchased in-process R&D             --        260.3      (260.3)           --
Debt issuance costs (1)              --         25.5       (25.5)           --
Litigation                        215.4          9.1       (16.9)        207.6
--------------------------------------------------------------------------------
Total                         $   259.8    $   294.9   $  (311.9)    $   242.8
--------------------------------------------------------------------------------
(1) Recorded as interest expense

Reserve balances at October 26, 2001 include amounts necessary to complete the restructuring initiatives announced in the fourth quarter of fiscal 2001 and the termination of certain distributors associated with the integration of PercuSurge. The litigation balance includes amounts related to the vascular patent infringement award and amounts necessary to conclude cases related to the Company's spinal system for pedicle fixation.

Note 7 - Accounting for Derivatives and Hedging Activities
----------------------------------------------------------

On April 28, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended, requires companies to recognize all derivatives as assets and liabilities on the balance sheet and to measure the instruments at fair value through income unless the derivative qualifies as a hedge. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other non-owner changes in equity until the hedged item is recognized in earnings. Upon adoption, the Company recorded a cumulative after-tax unrealized gain of $35.7 million in accumulated other non-owner changes in equity.

During the first six months of fiscal 2002, the Company recorded $1.4 million of losses in cumulative translation adjustment related to its net investment hedges. No gains or losses relating to ineffectiveness of cash flow hedges were recognized in earnings during the same period. All gains reclassified to earnings during the first half of the current fiscal year related to the transition adjustment. The Company expects that, of the balance in accumulated unrealized derivative gains at October 26, 2001, approximately $28.2 million, net of tax, will be reclassified to earnings over the next twelve months.

The following table summarizes the activity in accumulated non-owner changes in equity related to all derivatives classified as cash flow hedges during the period from April 28, 2001 through October 26, 2001 (in millions, net of tax):


Beginning Balance, April 28, 2001:                       $    --
   Cumulative effect of adoption of SFAS 133               (35.7)
   Gains (losses) reclassified to earnings                  17.0
   Change in fair value of hedges                          (13.6)
                                                         -------
Accumulated unrealized derivative gains, Oct. 26, 2001   $ (32.3)
                                                         =======

Note 8 - Goodwill and Other Intangible Assets
---------------------------------------------

In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which eliminated the systematic amortization of goodwill. The Company adopted this statement during the first quarter of fiscal 2002. Had this statement been effective May 1, 2000, net income and earnings per share would have been reported as the following amounts (in millions except per share data):

                                          Three months      Six months
                                          ended             ended
                                          Oct. 27, 2000     Oct. 27, 2000
                                          -------------     -------------

Reported net earnings                     $ 309.1           $ 593.2
Add back goodwill amortization                8.6              18.3
                                          -------           -------
Adjusted net earnings                     $ 317.7           $ 611.5
                                          =======           =======

Basic earnings per share:
Net earnings as reported                  $  0.26            $ 0.49
Goodwill amortization                          --              0.02
                                          -------           -------
Adjusted net earnings                     $  0.26            $ 0.51
                                          =======            ======

Diluted earnings per share:
Net earnings as reported                  $  0.25            $ 0.48
Goodwill amortization                        0.01              0.02
                                          -------            ------
Adjusted net earnings                     $  0.26            $ 0.50
                                          =======            ======

Balances of acquired intangible assets, excluding goodwill were as follows (in millions):

As of October 26, 2001:         Purchased
                                Technology
                                & Patents    Trademarks     Other        Total

Amortized intangible assets:
   Original cost                $  607.4      $  264.7    $  120.7     $  992.8
   Accumulated amortization        (95.9)         (4.4)      (52.4)      (152.7)
                                --------      --------    --------     --------
   Carrying value               $  511.5      $  260.3    $   68.3     $  840.1
                                ========      ========    ========     ========

As of  April 27, 2001:          Purchased
                                Technology
                                & Patents    Trademarks     Other        Total

Amortized intangible assets:
   Original cost                $  212.9      $     --    $  168.0     $  380.9
   Accumulated amortization        (66.0)           --       (75.5)      (141.5)
                                --------      --------    --------     --------
   Carrying value               $  146.9      $     --    $   92.5     $  239.4
                                ========      ========    ========     ========

During the second quarter of fiscal year 2002, the Company completed its transitional impairment test of all goodwill. As of April 28, 2001, there was no impairment of goodwill.

Note 9 - Segment and Geographic Information
-------------------------------------------

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

                                             Three months ended     Three months ended
                                              October 26, 2001       October 27, 2000
                                              ----------------       ----------------
Cardiac Rhythm Management                           $  711.2               $  669.8
Neurological, Spinal, Diabetes and ENT                 494.0                  360.2
Vascular                                               241.8                  215.9
Cardiac Surgery                                        124.2                  116.0
                                                    --------               --------
                                                    $1,571.2               $1,361.9
                                                    --------               --------

                                              Six months ended       Six months ended
                                              October 26, 2001       October 27, 2000
                                              ----------------       ----------------
Cardiac Rhythm Management                           $1,380.1               $1,296.8
Neurological, Spinal, Diabetes and ENT                 893.4                  698.7
Vascular                                               506.2                  441.5
Cardiac Surgery                                        247.2                  235.3
                                                    --------               --------
                                                    $3,026.9               $2,672.3
                                                    --------               --------

Geographic information:
----------------------

Three months ended:
                           United                   Asia       Other       Elimi-      Consoli-
  October 26, 2001         States      Europe      Pacific    Foreign     nations         dated
-----------------------------------------------------------------------------------------------
Revenues from external
  customers               $1,097.0    $  269.6    $  164.5    $   40.1    $     --     $1,571.2
Intergeographic sales        218.8        66.6          --         3.0      (288.4)          --
-----------------------------------------------------------------------------------------------
Total sales               $1,315.8    $  336.2    $  164.5    $   43.1    $ (288.4)    $1,571.2
-----------------------------------------------------------------------------------------------
Long-lived assets         $6,285.8    $  239.4    $   54.5    $   10.8    $     --     $6,590.5
-----------------------------------------------------------------------------------------------

Three months ended:
                           United                   Asia       Other       Elimi-      Consoli-
  October 27, 2000         States      Europe      Pacific    Foreign     nations         dated
-----------------------------------------------------------------------------------------------
Revenues from external
  customers               $  922.0    $  241.2    $  156.2    $   42.5    $     --     $1,361.9
Intergeographic sales        177.4        65.5          --         4.1      (247.0)          --
-----------------------------------------------------------------------------------------------
Total sales               $1,099.4    $  306.7    $  156.2    $   46.6    $ (247.0)    $1,361.9
-----------------------------------------------------------------------------------------------
Long-lived assets         $2,707.9    $  187.7    $   49.8    $   15.4    $     --     $2,960.8
-----------------------------------------------------------------------------------------------

Six months ended:
                           United                   Asia       Other       Elimi-      Consoli-
  October 26, 2001         States      Europe      Pacific    Foreign     nations         dated
-----------------------------------------------------------------------------------------------
Revenues from external
  customers               $2,090.6    $  529.6    $  327.9    $   78.8    $     --     $3,026.9
Intergeographic sales        421.2       120.9         0.2         5.8      (548.1)          --
-----------------------------------------------------------------------------------------------
Total sales               $2,511.8    $  650.5    $  328.1    $   84.6    $ (548.1)    $3,026.9
-----------------------------------------------------------------------------------------------

Six months ended:
                           United                   Asia       Other       Elimi-      Consoli-
  October 27, 2000         States      Europe      Pacific    Foreign     nations         dated
-----------------------------------------------------------------------------------------------
Revenues from external
  customers               $1,789.1    $  489.5    $  310.8    $   82.9    $     --     $2,672.3
Intergeographic sales        367.8       125.9         0.8         8.2      (502.7)          --
-----------------------------------------------------------------------------------------------
Total sales               $2,156.9    $  615.4    $  311.6    $   91.1    $ (502.7)    $2,672.3
-----------------------------------------------------------------------------------------------

Note 10 - Subsequent event
--------------------------

On December 6, 2001, Medtronic announced that it had agreed to acquire VidaMed, Inc. (VidaMed), for cash consideration of approximately $326.0 million. VidaMed's transurethral needle ablation system treats benign prostatic hyperplasia (BPH), a condition also known as "enlarged prostate". The companies expect to complete the transaction during the fourth quarter of fiscal year 2002.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net Earnings
------------

Net earnings for the three months ended October 26, 2001 were $66.7 million or $0.05 per diluted share, compared to net earnings of $309.1 million, or $0.25 per diluted share for the quarter ended October 27, 2000. In connection with the acquisitions of MiniMed Inc (MiniMed) and Medical Research Group, Inc. (MRG) in August 2001, the Company expensed $260.3 million for purchased-in process research and development, as prescribed by purchase accounting rules. During the quarter the Company also expensed $25.5 million as interest expense for debt issuance costs associated with its contingent convertible debentures (see Note 3 to the consolidated financial statements) and $9.1 million related to a legal settlement. Without these non-recurring items, net earnings for the quarter would have been $349.2 million and $0.29 per diluted share, an increase of 13.0 percent and 16.0 percent, respectively, over net earnings and diluted earnings per share for the same period a year ago.

Net earnings for the first six months of the year were $368.2 million or $0.30 per diluted share, compared to $593.2 million or $0.48 per diluted share for the same period a year ago. In the first quarter of fiscal year 2002 the Company recorded $62.1 million of pre-tax non-recurring charges related to certain restructuring activities and costs associated with a patent infringement award. Without these non-recurring charges and the non-recurring charges taken in the second quarter as discussed above, net earnings for the first six months of the current fiscal year would have been $691.2 million or $0.57 per diluted share, an increase of 14.3 percent and 16.3 percent, respectively, over pre-charge net earnings for the same period a year ago. In the first quarter of last fiscal year, the Company recorded a $16.9 million pre-tax charge related to a litigation judgment.

Sales
-----

Sales for the three and six-month periods ended October 26, 2001 increased 15.4 percent and 13.3 percent, respectively, compared to the same periods of fiscal year 2001. Sales growth in the second quarter and the first six months of fiscal year 2002 was negatively impacted by $15.8 million and $49.5 million of unfavorable foreign exchange rate fluctuations. Excluding the effects of foreign currency fluctuations, sales for the quarter and first half of fiscal year 2002 increased 16.8 percent and 15.4 percent, respectively, over the same periods a year ago. MiniMed, acquired on August 28, 2001, contributed approximately $70.0 million of sales for the quarter. All revenue growth rates that follow are reported on a constant-currency basis.

Net sales of Cardiac Rhythm Management products increased 7.4 percent and 8.5 percent during the three and six-month periods ended October 26, 2001, compared to the same periods a year ago. Cardiac Rhythm Management products consist primarily of pacemakers, implantable and external defibrillators, leads and ablation products. Worldwide bradycardia pacing revenues grew approximately 9 percent in the quarter. The growth was driven by strong performance from the Medtronic Kappa(R), Sigma(TM) and Vitatron(R) families and the successful U.S. launch during the quarter of the Medtronic InSync(R) cardiac resynchronization device for the treatment of heart failure. Sales of implantable defibrillators grew approximately 6 percent during the quarter, driven by strong worldwide acceptance of the GEM(R) III AT. External defibrillator sales increased more than 15 percent over the same period a year ago, reflecting strong acceptance of the Company's new LIFEPAK(R) 12 defibrillator, the industry's only defibrillator with the biphasic waveform and escalating energy to treat arrhythmia victims with higher impedance levels. Looking ahead, the Company expects the worldwide launch of its Medtronic Kappa 900 pacemaker, CareLink(TM) programmer and the Medtronic Marquis(TM) implantable cardioverter defibrillator during the last half of the current fiscal year. The Company also anticipates the launch of the Medtronic CareLink Patient Management System, which links patients and their clinicians over the Internet.

Net sales of Neurological, Spinal, Diabetes and Ear, Nose and Throat (ENT) products increased 38.2 percent and 29.4 percent for the three and six-month periods ended October 26, 2001, compared to the same periods a year ago. Without MiniMed, which was acquired during the current quarter, revenue growth for the three and six-month periods ended October 26, 2001 would have been 18.6 percent and 19.9 percent, respectively. Neurological, Spinal, Diabetes and ENT products consist primarily of implantable neurostimulation devices, implantable drug administration systems, spinal products, neurosurgery products, functional diagnostics equipment, medical systems for the treatment of diabetes, and surgical products used by ENT physicians. Quarterly sales of spinal surgery products grew approximately 25 percent compared to the same period a year ago. The growth was the result of balanced performance across the thoracolumbar, cervical and interbody product lines. Neurological product sales (consisting of neurostimulation, drug administration systems, functional diagnostics and functional stimulation), increased more than 14 percent in the quarter from the same period a year ago. This growth is the result of strong sales across three product lines: Intrathecal Baclofen Therapy(TM) for the treatment of movement disorders, Medtronic Activa(R) Tremor Control Therapy commercially available outside the U.S. for the treatment of essential tremor and the tremor associated with Parkinson's disease, and Interstim(R) Therapy for bladder control problems. The Company expects FDA approval of its Activa Parkinson's Control deep brain stimulation therapy during the second half of the current fiscal year. During the current quarter the Company acquired MiniMed and MRG. MiniMed is the market leader in the design, development, manufacture and marketing of advanced medical systems for the treatment of diabetes. MRG designs and develops technologies related to implantable pumps and sensors used in the treatment of diabetes. Diabetes revenues for the quarter grew more than 30 percent compared to prior year results previously reported by MiniMed as a stand alone company. The Company did not have a diabetes product line prior to the acquisitions of MiniMed and MRG.

Net sales of Vascular product lines increased 14.1 percent and 17.5 percent for the three and six-month periods ended October 26, 2001, compared to the same periods a year ago. Vascular products consist of stents, balloons and guiding catheters, and peripheral vascular products. The growth in vascular revenues was driven by peripheral vascular revenues that increased more than two-fold from the prior year, driven by the full availability of all sizes of the AneuRx(TM) Stent Graft System for the treatment of abdominal aortic aneurysms. Coronary vascular product sales for the quarter were level with the prior year comparable period, as a result of the injunction against U.S. sales of the Company's rapid exchange perfusion delivery systems in September 2001. The Company continues to offer all of its coronary stents with alternative delivery systems and plans to re-enter the rapid exchange market with internally developed products next fiscal year.

Net sales of Cardiac Surgery product lines increased 8.6 percent and 7.3 percent for the three and six-month periods ended October 26, 2001, compared to the same periods a year ago. Cardiac Surgery products consist of heart valves, minimally invasive cardiac surgery products, surgical accessories and perfusion systems. Heart valve revenues grew approximately 17 percent in the quarter, resulting from one of the broadest product lines in the industry that includes the Mosaic(R) and Hancock(R)II tissue valves, and from the on going industry move away from mechanical valves. Perfusion revenues declined 3.5 percent for the quarter, outperforming a declining market and reflecting the continued industry shift toward beating heart procedures. Cardiac Surgery Technology revenues from beating heart surgery products grew by more than 50 percent in the quarter when compared to the same period a year ago, reflecting the continued acceptance of the Medtronic Octopus(R) tissue stabilizer and the worldwide introduction of the Medtronic Starfish(TM) Heart Positioner during the first quarter of the current fiscal year.

Cost of Products Sold
---------------------

Cost of products sold as a percentage of sales was 25.8 percent for the quarters ended October 26, 2001 and October 27, 2000. Cost of sales for the second quarter of fiscal year 2002 reflects additional expense of approximately $10 million resulting from the write up of MiniMed inventory in accordance with purchase accounting rules. Cost of products sold as a percentage of sales for the six months ended October 26, 2001 was 25.9 percent compared to 25.0 percent for the same period a year ago. This increase was the result of the inventory write up and the unfavorable impact of foreign exchange rates compared to the prior year.

Research and Development Expense
--------------------------------

During the quarter, Medtronic continued to invest heavily in the future by spending aggressively on research and development (R&D) efforts. The Company is committed to the development of technological enhancements and of new indications for existing products, to the development of less invasive and new technologies that address unmet patient needs, and to help reduce patient care costs and length of hospital stay. R&D expense as a percentage of sales for the second quarter and first half of fiscal year 2002 was 10.3 percent and 10.4 percent, respectively, compared to 10.7 percent and 10.6 percent, respectively, for the same periods a year ago.

Selling, General and Administrative Expense (SG&A)
--------------------------------------------------

SG&A expense as a percentage of sales has remained consistent with the prior year comparable periods. SG&A expense for the quarters ended October 26, 2001 and October 27, 2000 was 30.5 percent and 31.0 percent of sales, respectively. SG&A expense for the first half of fiscal years 2002 and 2001 was 30.5 percent and 30.8 percent, respectively. The Company continues to be committed to controlling costs and implementing cost control measures.

Non-Recurring Charges
---------------------

During the second quarter of fiscal year 2002, the Company expensed $260.3 million of the purchase price it paid for MiniMed and MRG for purchased in-process technology. The Company also expensed $25.5 million as interest expense for costs associated with the issuance of its contingent convertible debentures (see Note 3 to the consolidated financial statements) and $9.1 million related to a litigation settlement. In the first quarter of the current fiscal year the Company recorded a total pre-tax charge totaling $62.1 million as follows:

$36.1 million related to restructuring initiatives aimed at streamlining operations announced during the fourth quarter of fiscal 2001; $1.0 million reversal of previously recorded charges for the restructuring of the Company's Latin America operations; $27.0 million related to sales of certain products associated with an arbitration award in July 2001. In connection with this arbitration award, the Company recorded a charge in the fourth quarter of fiscal 2001 for the award and the related legal costs, excess inventory and for impaired intangible assets and goodwill.

During the first quarter of fiscal 2001, the Company recorded a $16.9 million pre-tax charge related to a litigation judgment. The judgment is protected by a confidentiality agreement, is non-recurring, non-product related and pertains to business matters that occurred in 1997 and 1998.

In-Process Research and Development: In the second quarter of the current fiscal
-----------------------------------
year, the Company acquired MiniMed and expensed upon consummation of the acquisition $35.4 million of the purchase price for purchased in-process technology related to a disposable pump that had not yet reached technological feasibility and had no alternative future use. Disposable pumps are designed to be used as an infusion system that is attached to the body using an adhesive and delivers a pre-set constant rate of drug. At the time of the acquisition, MiniMed did not have a primary product offering in the insulin-using Type 2 diabetes market. MiniMed believes the disposable pump will distinguish itself in the Type 2 market by its convenience and ease of use. At the time of acquisition, the disposable pump required modifications before MiniMed could file for regulatory approval. The expected remaining costs associated with bringing this product to commercialization are $4.7 million in fiscal 2002, $3.7 million in fiscal 2003, $4.0 million in fiscal 2004, and $2.6 million in fiscal 2005. Total expected project cost, including costs already incurred and expected to be incurred is $35.2 million. These costs are being funded by internally generated cash flows.

In a separate but related transaction, Medtronic acquired MRG and expensed $224.9 million of the purchase price upon consummation of the acquisition for purchased in-process technology related to a long-term glucose sensor and an implantable glucose monitoring sensor that had not yet reached technological feasibility and had no alternative future use. At the time of the acquisition, MRG had no product offerings in the diabetes market, and these projects were expected to enable MRG to enter this high-potential implantable market.

The long-term glucose sensor is designed to be used with an implantable pump to automatically maintain glucose levels by continuously monitoring and adjusting the rate of insulin infusion without the need for frequent intervention by the physician or patient. At the time of the acquisition, the long-term glucose sensor was in human clinical trials. The clinical trials need to be completed before regulatory approval can be obtained in the U.S. The implantable glucose monitoring system is used by patients to monitor glucose levels. At the time of the acquisition, MiniMed and MRG had filed with the FDA for approval of the system. The expected remaining costs associated with bringing these products to commercialization were $4.8 million in fiscal 2002, $8.8 million in fiscal 2003, $11.0 million in fiscal 2004, $7.1 million in fiscal 2005, and $0.6 million in fiscal 2006. Total expected project cost, including costs already incurred and expected to be incurred is $41.5 million. These costs are being funded by internally generated cash flows. The fair values assigned to the long term glucose sensor and to the implantable glucose monitoring system were $219.7 million and $4.4 million, respectively. Other minor product categories were valued at $0.8 million.

The values assigned to purchased in-process technology were based on a valuation prepared by an independent third-party appraisal company and were determined by identifying research projects in areas for which technological feasibility had not been established. The values were determined by estimating the revenue and expenses associated with a project's sales cycle and by estimating the amount of after-tax cash flows attributable to these projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology.

The Company expects that all the acquired in-process research and development will reach technological feasibility, but there can be no assurance that the commercial viability of these products will actually be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing and conducting clinical trials necessary to obtain regulatory approvals. The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, delay or failure to obtain required market clearances, and patent litigation. If commercial viability were not achieved, the Company would look to other alternatives to provide these therapies.

Other Income/Expense
--------------------

Other income/expense includes goodwill, purchased technology and intellectual property amortization, royalty income and expense, minority investment gains and losses and foreign currency gains and losses. The Company recorded net other expense of $26.8 million for the quarter ended October 26, 2001 and net other income of $2.6 million for the same period a year ago. In the first quarter of the current fiscal year the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and ceased amortization of goodwill. The favorable impact of the discontinuation of goodwill amortization during the quarter was offset by an increase in royalty expense related to the arbitration award in July 2001, a decrease in foreign currency hedging gains and increased amortization expense related to MiniMed and MRG purchased technology.

Net other expense was $27.5 million and $23.5 million for the six-month periods ended October 26, 2001 and October 27, 2000, respectively. The favorable impact of the discontinuation of goodwill amortization was more than offset by increased royalties paid in connection with the arbitration award in July 2001.

Interest Income/Expense
-----------------------

The Company reported net interest expense during the second quarter of fiscal year 2002 of $10.0 million compared to net interest income of $14.2 million for the same period a year ago. During the quarter the Company expensed $25.5 million of costs incurred in connection with the issuance of its contingent convertible debentures in September 2001. Excluding this non-recurring charge, net interest income for the period would have been $15.5 million. The Company expects that in future quarters it will report increased net interest expense as a result of reduced cash balances and higher borrowings associated with the financing of the MiniMed and MRG acquisitions.

Net interest income for the six-month period ended October 26, 2001 was $11.3 million, compared to net interest income of $25.5 million for the same period a year ago. Without the $25.5 million in debt issuance costs, net interest income for the first six months of fiscal year 2002 would have been $36.8 million. This increase results from higher cash inflows from operations, partially offset by lower interest rates.

Income Taxes
------------

The Company's effective income tax rate for the second quarter and the first six months of fiscal year 2002 was 69.5 percent and 44.1 percent, respectively, or
32.0 percent and 31.9 percent, respectively, before non-recurring charges. The Company continues to review alternative strategies to further reduce its effective income tax rate.

Liquidity and Capital Resources
-------------------------------

Operating activities provided $736.9 million of cash and cash equivalents for the six-month period ended October 26, 2001 compared to $904.2 million for the same period a year ago. Other than operations, significant sources of cash during the first half of fiscal 2002 were proceeds from the issuance of contingent convertible debentures and sales of marketable securities. Significant uses of cash during the first six months of the current year included the acquisition of MiniMed and MRG, investments in long-term marketable securities, purchases of property, plant and equipment, and payment of dividends to shareholders.

Current liabilities exceeded current assets at October 26, 2001 by approximately $431.0 million as a result of the September 2001 placement of the contingent convertible debentures due in 2021 (see note 3 to the consolidated financial statements and discussion below). The Company expects to generate sufficient funds from operations and/or to secure enough credit facilities to meet all obligations as they become due. Working capital was $2,397.5 million at April 27, 2001.

The Company's capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percent of total capital was 28.3 percent as of October 26, 2001, compared to 2.8 percent at April 27, 2001. The Company has existing lines of credit totaling $731.0 million with various banks, of which approximately $461.0 million was unused at October 26, 2001.

On September 17, 2001, the Company completed a $2,012.5 million private placement of 1.25% Contingent Convertible Debentures due September 15, 2021. Each Debenture is convertible into the Company's common stock at an initial conversion price of $61.81 per share. The Company may be required to repurchase the securities at the option of the holders in September 2002, 2004, 2006, 2008, 2011, and 2016. If the repurchase option is exercised, the Company may elect to repurchase the securities for cash, the Company's common shares, or some combination thereof. The Company may elect to redeem the securities for cash at any time after September 2006. The net proceeds from this offering were used to repay a substantial portion of the outstanding bridge financing obtained in connection with the acquisitions of MiniMed and MRG.

Operations Outside of the United States
---------------------------------------

Sales to customers located outside of the United States accounted for 30.2 percent and 30.9 percent of total sales for the second quarter and first six months of fiscal year 2002. Sales outside of the United States are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. Outstanding receivables for these sales totaled $569.6 million at October 26, 2001, or 38.6 percent of total outstanding receivables at October 26, 2001, compared to $527.6 million or 41.8 percent of total receivables outstanding at April 27, 2001.

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




                          PART II -- OTHER INFORMATION

Item 3. Legal Proceedings

In October 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, filed suit in federal court in the District Court of Delaware against Arterial Vascular Engineering, Inc., which was acquired by the Company in January 1999
(AVE). The suit alleged that AVE's modular stents infringe certain patents now owned by Cordis. Boston Scientific Corporation is also a defendant in this suit. The complaint seeks injunctive relief and damages from all defendants. In November 2000, a Delaware jury rendered a verdict that the previously marketed MicroStent and GFX stents infringe valid claims of two patents. Thereafter the jury awarded damages to Cordis totaling approximately $270.0 million. In February 2001, the court heard evidence on the affirmative defense of inequitable conduct and will consider that evidence along with other post-trial motions. The jury verdict does not address products that are currently marketed by Medtronic AVE.

In September 2000, Cordis filed an additional suit against AVE in the District Court of Delaware alleging that AVE's S670, S660 and S540 stents infringe the patents asserted in the above case. The Court has stayed proceedings in this suit until the appeals have been decided in the October 1997 case above.

In December 1999, Advanced Cardiovascular Systems, Inc. (ACS), a subsidiary of Guidant Corporation, sued Medtronic and AVE in federal court in the Northern District Court of California alleging that the S670 rapid exchange perfusion stent delivery system infringes a patent held by ACS. The complaint seeks injunctive relief and monetary damages. ACS filed a demand for arbitration with the American Arbitration Association in Chicago simultaneously with the lawsuit. AVE has filed an answer denying infringement based on its license to the patent for perfusion catheters as part of the assets acquired from C.R. Bard in 1998. The parties have agreed to arbitrate all claims against AVE. Arbitration hearings were held in February but the arbitrators were unable to reach a decision. AVE has filed a new demand for arbitration, and the parties have selected a new panel of arbitrators.

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

In June 2000, Edwards Lifesciences, Inc. (Edwards) filed suit in the U.S. District Court in Delaware alleging infringement of certain patents directed to prosthetic aortic heart valves and a holder for annuloplasty rings. In March 2001, Edwards amended its complaint to add a patent relating to a holder device for prosthetic mitral heart valves that employ a suture loop guard. The products accused of infringing are the Hancock and Mosaic aortic heart valves and heart valve holders and the Duran II annuloplasty system. The Company has asserted defenses and counterclaims of invalidity and noninfringement. Trial is scheduled for late April 2002.

In 1996, two former shareholders of Endovascular Support Systems, Inc. (ESS) filed a lawsuit in Texas state court in the Dallas District against AVE and several former officers, directors and shareholders of AVE. The lawsuit alleges that AVE's acquisition of ESS assets was based on fraud and breach of fiduciary duty and that plaintiffs were given insufficient value when they exchanged their stock in ESS for AVE stock in several transactions that occurred from 1993 to 1995. AVE has asserted counterclaims including breach of contract, breach of covenant of good faith and fair dealing, business disparagement and fraud, and has agreed to indemnify the individual defendants. The Court has ruled that the defendants owed a fiduciary duty to plaintiffs. Trial commenced on November 5, 2001 and a jury verdict is expected approximately eight weeks thereafter.

In August 1999, more than 12 years after it had abandoned its business, Stenticor, Inc. (Stenticor) and two of its shareholders filed suit in California state court in Santa Rosa alleging that Stenticor's trade secrets were misappropriated by Medtronic AVE and two individuals who were former officers and/or shareholders of Stenticor. The lawsuit alleges that Stenticor owned the modular stent design used in certain stents sold by Medtronic AVE, and that the individual defendants misappropriated those trade secrets to Endovascular Support Systems, which ultimately transferred them to AVE. Plaintiffs have also asserted claims for breach of contract, breach of fiduciary duty, misrepresentation and unfair competition. Defendants have asserted a counterclaim for professional negligence, and Medtronic AVE has agreed to indemnify the individual defendants. A trial is scheduled for April 2002.

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

In May 2001, Medtronic Sofamor Danek, Inc. (MSD), a subsidiary of the Company, filed a lawsuit against Dr. Gary Karlin Michelson and Karlin Technology, Inc. (together, KTI) in the U.S. District Court for the Western District of Tennessee. The suit seeks damages and injunctive relief against KTI for breach of purchase and license agreements relating to intellectual property in the field of threaded and non-threaded spinal interbody implants, fraud, breach of non-competition obligations and other claims. In October 2001, KTI filed several counterclaims against MSD as well as a third party suit against Sofamor Danek Holdings, Inc., a related entity, seeking damages and injunctive relief based on several claims, including breach of contract, infringement, fraud and unfair competition. The case is in the early stages of discovery and trial is scheduled for October 2002.

The Company believes that it has meritorious defenses against them and intends to vigorously contest them. While it is not possible to predict the outcome of these actions, the Company believes that costs associated with them will not have a material adverse impact on the Company's financial position or liquidity, but may be material to the consolidated results of operations of any one period.

In March 2000, Boston Scientific Corporation (BSX) sued AVE in federal court in the Northern District of California alleging that the S670 rapid exchange perfusion stent delivery system infringes a patent held by Boston Scientific. As previously disclosed in the Company's Form 10-K filed July 26, 2001, arbitration hearings were held in April 2001 and, in July 2001, the arbitrators issued an award in favor of BSX, finding infringement, awarding approximately $169.0 million in damages plus legal fees and costs to BSX, and allowing for an injunction against future sales of certain rapid exchange perfusion delivery systems. The Company recognized these and other related expenses during the fourth quarter of fiscal 2001 and first quarter of fiscal 2002. In September 2001, the U. S. District Court for the Northern District of California issued an order confirming the arbitration award, including imposition of the injunction. AVE has filed a notice of its intent to appeal the order and a bond to stay enforcement of the money judgment until the matter is resolved.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3.1 Medtronic Restated Articles of Incorporation, as amended to date, incorporated by reference herein to
                           Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended April 27, 2001, filed with the Commission on July 26, 2001.

                  3.2 Medtronic Bylaws, as amended to date, incorporated by reference herein to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 27, 2001, filed with the Commission on September 10, 2001.

                  4.1 Rights Agreement, dated as of October 26, 2000, between Medtronic and Wells Fargo Bank, Minnesota, N.A., including the form of Rights Certificate as Exhibit B thereto, incorporated by reference herein to Exhibit 4.1 of the Company's Registration Statement on Form 8-A, filed with the Commission on November 3, 2000.

                  4.2 Indenture dated as of September 11, 2001 between Medtronic, Inc. and Wells Fargo Bank, N.A., incorporated by reference herein to Exhibit 4.2 of the Company's Report on Form 8-K/A, filed with the Commission on November 13, 2001.

                  4.3 Registration Rights Agreement dated as of September 11, 2001, among Medtronic, Inc., Goldman Sachs & Co., Banc of America Securities LLC and Morgan Stanley & Co. Incorporated, incorporated by reference herein to
                           Exhibit 4.3 of the Company's Report on Form 8-K/A, filed with the Commission on November 13, 2001.

                  10.1 Credit Agreement dated as of August 27, 2001 among Medtronic, Inc., as Borrower, certain of its subsidiaries, as guarantors, the lenders party thereto, Bank of America, N.A. as Administrative Agent and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, incorporated by reference herein to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 27, filed with the Commission on September 10, 2001.

         (b)      Reports on Form 8-K

                  During the quarter ended October 26, 2001, the Company filed on September 5, 2001 a Report on Form 8-K reporting under
                  (i)Item 2 its completion of the acquisitions of MiniMed Inc. (MiniMed) and Medical Research Group, Inc. (MRG) and (ii)Item 7 the financial results of MiniMed and MRG, certain year-end and quarter-end pro forma financial information of the Company, including the financial results of MiniMed and MRG. Subsequent to the quarter ended October 26, 2001, the Company filed on November 13, 2001 a Report on Form 8-K/A amending Items 2 and 7 of the Report on Form 8-K filed September 5, 2001, to provide subsequent information relating to MiniMed and MRG acquisitions and amended financial statements for MRG as required under Item 7.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                                 Medtronic, Inc.
                                                                    (Registrant)



Date: December 10, 2001                               /s/ Arthur D. Collins, Jr.
                                                 -------------------------------
                                                          Arthur D. Collins, Jr.
                                                                       President
                                                     and Chief Executive Officer



Date: December 10, 2001                                       /s/ Robert L. Ryan
                                                 -------------------------------
                                                                  Robert L. Ryan
                                                           Senior Vice President
                                                     and Chief Financial Officer