Form 10-Q
period 2002-01-25
MEDTRONIC INC
filed 2002-03-08
CIK 64670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 25, 2002

Commission File Number 1-7707

MEDTRONIC, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0793183
(State of incorporation)	(I.R.S. Employer
Identification No.)

710 Medtronic Parkway
Minneapolis, Minnesota 55432
(Address of principal executive offices)

Telephone number: (763) 514-4000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   X        No

Shares of common stock, $.10 par value, outstanding on February 22, 2002:

1,214,058,690

PART I--FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

MEDTRONIC, INC.
STATEMENT OF CONSOLIDATED EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	Jan. 25, 2002	Jan. 26, 2001	Jan. 25, 2002	Jan. 26, 2001
	(in millions, except per share data)

Net sales	$1,592.4	$1,361.6	$4,619.3	$4,033.9

Costs and expenses:
Cost of products sold	412.8	345.4	1,195.9	1,013.2
Research and development
expense	163.4	143.9	476.8	428.0
Selling, general, and
administrative expense	493.5	406.8	1,417.5	1,229.8
Non-recurring charges	63.1	14.4	394.6	31.3
Other (income)/expense, net	3.5	25.2	31.0	48.7
Interest (income)/ expense, net	13.0	(18.8)	1.7	(44.3)

Total costs and expenses	1,149.3	916.9	3,517.5	2,706.7

Earnings before income taxes	443.1	444.7	1,101.8	1,327.2

Provision for income taxes	128.2	141.9	418.7	431.2

Net earnings	$314.9	$302.8	$683.1	$896.0

Earnings per share:

Basic	$0.26	$0.25	$0.56	$0.75

Diluted	$0.26	$0.25	$0.56	$0.73

Weighted average shares
outstanding:

Basic	1,212.4	1,207.2	1,210.7	1,201.2
Diluted	1,225.5	1,225.8	1,223.7	1,227.0

See accompanying notes to condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Jan. 25, 2002	Apr. 27, 2001
ASSETS	(in millions of dollars, except per share data)

Current assets:
Cash and cash equivalents	$458.8	$1,030.3
Short-term investments	73.4	201.4
Accounts receivable, less allowance for
doubtful accounts of $76.8 and $34.9	1,417.2	1,226.1
Inventories	738.1	729.5
Deferred tax assets, net	312.4	281.5
Prepaid expenses and other current assets	313.1	288.0

Total current assets	3,313.0	3,756.8

Property, Plant, and Equipment	2,448.7	2,057.3
Accumulated depreciation	(1,017.4)	(880.8)

Net Property, Plant, and Equipment	1,431.3	1,176.5

Goodwill, net	3,765.8	995.9
Patents and Other Intangible Assets, net	858.6	239.4
Long-term investments	607.2	683.2
Other assets	169.6	187.1

Total assets	$10,145.5	$7,038.9

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$2,364.6	$145.4
Accounts payable	211.2	205.9
Accrued compensation	272.8	248.2
Accrued income taxes	235.4	204.1
Other accrued expenses	559.7	555.7

Total current liabilities	3,643.7	1,359.3

Long-term debt	13.6	13.3
Deferred tax liabilities, net	143.5	—
Long-term accrued compensation	102.5	88.3
Other long-term liabilities	79.0	68.5

Total liabilities	3,982.3	1,529.4

Shareholders’ equity:
Common stock—par value $0.10	121.4	121.0
Retained earnings	6,206.0	5,576.3
Accumulated other non-owner changes in equity	(148.8)	(168.8)

	6,178.6	5,528.5
Receivable from Employee Stock Ownership Plan	(15.4)	(19.0)

Total shareholders’ equity	6,163.2	5,509.5

Total liabilities and shareholders’ equity	$10,145.5	$7,038.9

See accompanying notes to condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine months ended
	Jan. 25, 2002	Jan. 26, 2001
	(in millions)
OPERATING ACTIVITIES:
Net earnings	$683.1	$896.0
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	218.3	217.9
Non-recurring charges	356.7	10.4
Deferred income taxes	(3.8)	15.7
Change in operating assets and liabilities:
Accounts receivable	(104.1)	(10.8)
Inventories	24.6	(55.9)
Accounts payable and accrued liabilities	(76.3)	110.4
Changes in other operating assets and
liabilities	62.9	86.9

Net cash provided by operating activities	1,161.4	1,270.6

INVESTING ACTIVITIES:
Acquisition of MiniMed and MRG, net of cash acquired	(3,651.3)	—
Acquisition of Endonetics, net of cash acquired	(66.9)	—
Additions to property, plant, and equipment	(282.4)	(302.9)
Purchases of marketable securities	(605.0)	(969.0)
Sales and maturities of marketable securities	868.0	297.0
Other investing activities, net	(116.2)	(105.6)

Net cash used in investing activities	(3,853.8)	(1,080.5)

FINANCING ACTIVITIES:
Increase (decrease) in short-term borrowings, net	2,228.2	(153.3)
Increase in long-term debt, net	0.1	0.6
Dividends to shareholders	(209.0)	(180.3)
Issuance of common stock	106.3	123.2
Repurchase of common stock	(25.5)	—
Repayment of loan from ESOP	3.6	0.5

Net cash provided by (used in)
financing activities	2,103.7	(209.3)

Effect of exchange rate changes on cash and
cash equivalents	17.2	0.2

Net change in cash and cash equivalents	(571.5)	(19.0)

Cash and cash equivalents at beginning of period	1,030.3	467.8

Cash and cash equivalents at end of period	$458.8	$448.8

Supplemental Noncash Investing and Financing Activities
Issuance of stock options for acquisition
of subsidiary	$75.2	$—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 27, 2001.

Certain reclassifications have been made to prior year amounts to conform to current year presentation.

Note 2 – Acquisitions

Endonetics, Inc.

On December 18, 2001, the Company acquired all of the outstanding shares of Endonetics, Inc. (Endonetics) for cash consideration of approximately $67.2 million, including estimated fees and expenses associated with the merger. Endonetics is engaged in the development of diagnostic and therapeutic devices for the management of gastrointestinal diseases. This acquisition strengthens the Company’s offerings of innovative gastrointestinal products. The Company expects to foster growth by leveraging common technologies and the Company’s international distribution structure and to reduce costs through economies of scale. The results of Endonetics’ operations have been included in the Company’s consolidated financial statements since the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at December 18, 2001 (in millions):

Current assets	$0.4
Property, plant, and equipment	0.5
Intangible assets	64.8
Goodwill	11.3

Total assets acquired	$77.0

Current liabilities	$4.3
Deferred tax liability-long-term, net	5.3
Other long-term liabilities	0.2

Total liabilities assumed	$9.8

Net assets acquired	$67.2

Of the $64.8 million of intangible assets acquired, $32.7 million was assigned to research and development assets that were written off at the date of acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” The remaining $32.1 million of acquired intangible assets consists of technology-based assets and have a useful life of 12 years.

The goodwill for the acquisition was assigned entirely to the Neurological and Diabetes operating segment and it is not expected to be deductible for tax purposes.

In connection with the acquisition of Endonetics, the Company formulated a plan for workforce reduction, employee relocations, the closure of manufacturing facilities, and the termination of certain contractual obligations, and recorded purchase accounting liabilities of approximately $2.7 million.

Pro forma results for the acquisition of Endonetics have been omitted, as this transaction did not have a material impact on the Company’s results of operations.

MiniMed Inc. and Medical Research Group, Inc.

On August 28, 2001, the Company acquired all of the outstanding common shares of MiniMed Inc (MiniMed) and Medical Research Group, Inc (MRG) for cash consideration totaling approximately $3.8 billion. MiniMed is the market leader in the design, development, manufacture and marketing of advanced medical systems for the treatment of diabetes. MRG designs and develops technologies related to implantable pumps and sensors used in the treatment of diabetes. These acquisitions represent a new platform, offering device-based medical solutions for the treatment of diabetes. The Company expects to drive growth by leveraging common technologies and the Company’s international distribution structure and to reduce costs through economies of scale. The results of MiniMed’s and MRG’s operations have been included in the Company’s consolidated financial statements since the date of acquisition.

Each share of MiniMed and MRG common stock was valued at $48.00 and $17.00, respectively. The total acquisition cost for MiniMed was approximately $3.4 billion, which includes estimated fees and expenses associated with the merger, the cash cost of employee stock options surrendered in the acquisition, and an estimate of the fair value of employee stock options that were exchanged for approximately 2.7 million options to purchase the Company’s stock. The Company’s stock options were valued at approximately $75.2 million using the Black-Scholes option-pricing model. The total acquisition cost of MRG was approximately $429.5 million, which represents $397.7 million to acquire common shares outstanding with third parties plus $31.8 million of common shares owned by MiniMed, as well as estimated fees and expenses associated with the merger and the cash cost of employee stock options surrendered in the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at August 28, 2001 (in millions):

	MiniMed	MRG

Current assets	$218.1	$47.3
Property, plant, and equipment	149.8	4.3
Intangible assets	624.6	232.7
Goodwill	2,602.5	142.8
Deferred tax asset-long-term	—	9.6
Long-term investments	1.1	1.4

Total assets acquired	$3,596.1	$438.1

Current liabilities	$70.7	$5.7
Deferred tax liability-long-term	147.7	—
Other long-term liabilities	—	2.9

Total liabilities assumed	$218.4	$8.6

Net assets acquired	$3,377.7	$429.5

Of the $624.6 million of intangible assets acquired with MiniMed, $35.4 million was assigned to research and development assets that were written off at the date of acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” The remaining $589.2 million of MiniMed acquired intangible assets have a weighted-average useful life of approximately 13 years. The intangible assets that make up that amount include technology-based assets of $324.5 million (15-year weighted-average useful life) and trademarks and tradenames of $264.7 million (10-year useful life.) Of the $232.7 million of intangible assets acquired with MRG, $224.9 million was assigned to research and development assets that were written off at the date of acquisition. The remaining $7.8 million of MRG acquired intangible assets consists of technology-based assets with a 15-year useful life.

The goodwill for both acquisitions was assigned entirely to the Neurological and Diabetes operating segment and it is not expected to be deductible for tax purposes.

In connection with the acquisitions, the Company formulated plans for workforce reductions, employee relocations, the closure and consolidation of sales offices in the U.S. and Europe, and the termination of certain contractual obligations. The costs of employee termination and relocation benefits relate to the elimination or relocation of approximately 365 positions in the areas of manufacturing and distribution, administration, engineering, and sales and marketing. As of January 25, 2002, 104 employees had been terminated.

The purchase accounting liabilities recorded in connection with the acquisitions are summarized below (in millions):

	Aug.28, 2001	Utilized	Jan.25, 2002

Facility reductions	$2.1	$—	$2.1
Severance and
relocation costs	15.0	(6.3)	8.7
Contractual
obligations	5.7	—	5.7

Total	$22.8	$(6.3)	$16.5

The following unaudited pro forma data sets forth the combined results of operations for the nine months ended January 25, 2002 and for the nine months ended January 26, 2001 as if the acquisitions had occurred on May 1, 2000. The unaudited pro forma results of operations for the nine-month period ending January 25, 2002 include the results of operations for MiniMed and MRG for the nine-month period ended January 25, 2002. The unaudited pro forma results of operations for the nine-month period ending January 26, 2001 include the results of operations for MiniMed and MRG for the nine-month period ended December 29, 2000. The pro forma data gives effect to actual operating results prior to the acquisitions, adjustments to eliminate material intercompany items, and adjustments to reflect interest expense, intangible asset amortization, fixed asset depreciation, and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts are not necessarily indicative of the results that would have been obtained if the acquisitions had occurred as of the beginning of the periods presented or that may occur in the future.

	For the nine months ended:
	Jan. 25, 2002	Jan. 26, 2001
	(in millions, except per share data)

Net sales	$4,744.2	$4,268.0
Net income	618.7	857.9
Earnings per
common share:
Basic	$0.51	$0.71
Diluted	$0.51	$0.70

Pro forma net income for the nine months ended January 25, 2002 includes $18.8 million non-deductible merger-related costs incurred by MiniMed prior to the acquisition, and a $2.4 million after tax charge related to a settlement agreement entered into by MiniMed prior to the acquisition. In addition, gross margins were reduced by approximately $10.0 million as a result of the sale of inventories acquired in the acquisitions that were written up to fair value. The reduction in gross margins as a result of fair value adjustments, which will not impact the financial statements beyond one year, has not been reflected as a pro forma adjustment for the nine-month period ended January 26, 2001, because it is considered non-recurring in nature.

Note 3 – Pending Acquisition

On December 6, 2001, Medtronic announced that it had agreed to acquire VidaMed, Inc. (VidaMed) for cash consideration of approximately $326.0 million. VidaMed’s transurethral needle ablation system treats benign prostatic hyperplasia (BPH), a condition also known as enlarged prostate. The Company expects to complete the transaction during the fourth quarter of fiscal year 2002.

Note 4 – Financing Arrangements

Contingent Convertible Debentures

In September 2001, the Company completed a private placement of contingent convertible debentures totaling $2,012.5 million, due 2021. The debentures bear interest at 1.25 percent per annum, which is payable semiannually. Each debenture is convertible, at the holder’s option and under certain circumstances, into shares of Medtronic’s common stock at a conversion price of $61.81 per share. The Company may be required to repurchase the securities at the option of the holders in September 2002, 2004, 2006, 2008, 2011, and 2016. As a result of the put option in September 2002, these debentures have been classified as short-term borrowings in the accompanying consolidated financial statements. If the repurchase option is exercised, the Company may elect to repurchase the securities for cash, the Company’s common stock, or a combination thereof. The Company may elect to redeem the securities for cash at any time after September 2006. The net proceeds from this offering were used to repay a substantial portion of the bridge financing obtained in connection with the acquisitions of MiniMed and MRG.

Commercial Paper and Credit Arrangements

On December 14, 2001 the Company implemented a commercial paper program which allows the Company to issue up to $1,000.0 million in debt securities with maturities up to 364 days from the date of issuance. At January 25, 2002, commercial paper outstanding totaled $230.6 million and is included in short-term borrowings. At January 25, 2002, the weighted average original maturity of the commercial paper outstanding was approximately 20 days and the weighted average annual interest rate was 1.8%.

On January 24, 2002 the Company closed on two syndicated credit facilities totaling $1,250.0 million with various banks. The two credit facilities consist of a 364-day $750.0 million facility and a five-year $500.0 million facility. The purpose of these syndicated credit facilities is to provide backup funding for the commercial paper program as well as general corporate purposes. There were no borrowings under these credit facilities at January 25, 2002. If the Company were to borrow from these credit facilities, interest rates would be determined by a pricing matrix based on the Company’s long-term debt rating assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. Facility fees are payable on the credit and determined in the same manner as the interest rates. Under terms of the agreements, the consolidated tangible net worth of the Company shall at all times be greater than or equal to $1,040.4 million, increased by an amount equal to 100% of the net cash proceeds from any equity offering occurring after January 24, 2002. The consolidated tangible net worth is defined as consolidated tangible assets (consolidated assets less (i) goodwill and (ii) other intangibles (other than patents, trademarks, licenses, copyrights and other intellectual property and prepaid assets) minus consolidated liabilities. The Company’s consolidated tangible net worth was $2,329.1 million at January 25, 2002. The agreements also contain other customary covenants and events of default.

Note 5 – Comprehensive Income

In addition to net earnings, comprehensive income includes changes in unrealized gains and losses on available-for-sale marketable securities, unrealized gains and losses on derivative instruments qualifying and designated as cash flow hedges, foreign currency translation adjustments and minimum pension liability. Comprehensive income for the three and nine-month periods ended January 25, 2002 was $309.8 million and $703.1 million, respectively, and $348.0 million and $905.6 million for the same periods a year ago.

Note 6 – Inventories

Inventories consisted of the following (in millions):

	January 25, 2002	April 27, 2001

Finished goods	$385.6	$400.7
Work in process	132.3	131.5
Raw materials	220.2	197.3

Total	$738.1	$729.5

Note 7 – Non-Recurring Items

(all amounts are net of tax unless otherwise stated)

During the third quarter of fiscal year 2002, the Company recorded non-recurring charges totaling $45.0 million after-tax ($63.1 million pre-tax). The charges included the following, and all are stated on an after-tax basis: $32.7 million for purchased in-process research and development in connection with the acquisition of

Endonetics, Inc. (Endonetics) in December 2001; an $18.6 million non-product related legal settlement pertaining to business matters which occurred in prior years and is protected by a confidentiality agreement; a $36.8 million gain on an equity investment which was transferred to the Medtronic Foundation; and a $30.5 million charge to fund the Medtronic Foundation. In addition, the Company recorded a $4.1 million ($6.5 million pre-tax) charge for debt issuance costs associated with the issuance of the contingent convertible debentures, which is included in interest expense. Total charges taken in the third quarter of fiscal year 2002 were $49.1 million ($69.6 million pre-tax). Without these items, net earnings for the quarter would have been $364.0 million and $0.30 per diluted share, an increase of 16.0 percent and 15.4 percent, respectively, over pre-charge net earnings and diluted earnings per share for the same period a year ago.

In the third quarter of the current fiscal year, the Company acquired Endonetics and expensed upon consummation of the acquisition $32.7 million of the purchase price for purchased in-process research and development related to the Gatekeeper Reflux Repair System (Gatekeeper), which had not yet reached technological feasibility and had no alternative future use. The Gatekeeper is a therapeutic medical device comprised of hydrogel prostheses that are implanted in the esophageal wall. After implantation, the hydrogel prostheses swell in size and create a mechanical barrier that prevents stomach acids from entering the esophagus. At the time of the acquisition, Medtronic did not have a therapeutic product offering in the Gastroesophageal Reflux Disease (GERD) market. Medtronic believes the Gatekeeper will distinguish itself in this market by its ease of use, ability to reduce treatment costs associated with extended drug therapies, and its less invasive approach to treating GERD. At the time of acquisition, the Gatekeeper was in human clinical trials. The clinical trials must be completed before regulatory approval can be obtained in the U.S. The expected remaining costs associated with bringing this product to commercialization are $2.2 million in fiscal 2002 and $6.8 million in fiscal 2003. Total expected project cost, including costs already incurred and expected to be incurred is $12.1 million. These costs are being funded by internally generated cash flows.

In the second quarter of the current fiscal year, the Company acquired MiniMed and expensed upon consummation of the acquisition $35.4 million of the purchase price for purchased in-process research and development related to a disposable pump that had not yet reached technological feasibility and had no alternative future use. Disposable pumps are designed to be used as an infusion system that is attached to the body using an adhesive and delivers a pre-set constant rate of drug. At the time of the acquisition, MiniMed did not have a primary product offering in the insulin-using Type 2 diabetes market. MiniMed believes the disposable pump will distinguish itself in the Type 2 market by its convenience and ease of use. At the time of acquisition, the disposable pump required modifications before MiniMed could file for regulatory approval. The expected remaining costs associated with bringing this product to commercialzation are $4.7 million in fiscal 2002, $3.7 million in fiscal 2003, $4.0 million in fiscal 2004, and $2.6 million in fiscal 2005. Total expected project cost, including costs already incurred and expected to be incurred is $35.2 million. These costs are being funded by internally generated cash flows.

Also in the second quarter of the current fiscal year, Medtronic acquired MRG and expensed $224.9 million of the purchase price upon consummation of the acquisition for purchased in-process research and development related to a long-term glucose sensor and an implantable glucose monitoring sensor that had not yet reached technological feasibility and had no alternative future use. At the time of the acquisition, MRG had no product offerings in the diabetes market, and these projects were expected to enable MRG to enter this high-potential implantable market. The long-term glucose sensor is designed to be used with an implantable pump to automatically maintain glucose levels by continuously monitoring and adjusting the rate of insulin infusion without the need for frequent intervention by the physician or patient. At the time of the acquisition, the long-term glucose sensor was in human clinical trials. The clinical trials must be completed before regulatory approval can be obtained in the U.S. The implantable glucose monitoring system is used by patients to monitor glucose levels. At the time of the acquisition, MiniMed and MRG had filed with the FDA for approval of the system. The expected remaining costs associated with bringing these products to commercialization were $4.8 million in fiscal 2002, $8.8 million in fiscal 2003, $11.0 million in fiscal 2004, $7.1 million in fiscal 2005, and $0.6 million in fiscal 2006. Total expected project cost, including costs already incurred and expected to be incurred is $41.5 million. These costs are being funded by internally generated cash flows. The fair values assigned to the long term glucose sensor and to the implantable glucose monitoring system were $219.7 million and $4.4 million, respectively. Other minor product categories were valued at $0.8 million.

The value assigned to Endonetics’ purchased in-process research and development was based on a valuation prepared internally, using a methodology consistent with valuation techniques used by independent appraisers. The values assigned to MiniMed’s and MRG’s purchased in-process research and development were based on a valuation prepared by an independent third-party appraisal company. All values were determined by identifying research projects in areas for which technological feasibility had not been established. The values were determined by estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to these projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process research and development.

The Company expects that all the acquired in-process research and development will reach technological feasibility, but there can be no assurance that the commercial viability of these products will actually be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing and conducting clinical trials necessary to obtain regulatory approvals. The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, delay or failure to obtain required market clearances, market acceptance and patent litigation. If commercial viability were not achieved, the Company would look to other alternatives to provide these therapies.

In the second quarter of fiscal year 2002, the Company also recorded a charge for a $5.9 million litigation settlement. In addition, the Company recorded $16.3 million of debt issuance costs associated with the issuance of the contingent convertible debentures which are included in interest expense.

In July 2001, an arbitration panel found that certain Medtronic rapid exchange perfusion delivery systems infringed a patent held by Boston Scientific. In connection with this finding, in the fourth quarter of fiscal 2001, the Company recorded a charge of $164.4 million for the award and the related legal costs, excess inventory and for impaired intangible assets and goodwill. In the first quarter of fiscal 2002, the Company recorded an additional $17.3 million related to sales of products associated with this award.

During the fourth quarter of fiscal 2001, the Company announced restructuring initiatives expected to total between $32.0 to $36.0 million aimed at further streamlining operations. In connection with these initiatives, the Company recorded a restructuring charge of $9.1 million during the fourth quarter of fiscal 2001 and $23.2 million in the first quarter of fiscal 2002. These initiatives related to the restructuring of certain neurological sales organizations, the reduction and consolidation of certain manufacturing operations, and the streamlining and reorganization of certain European sales organizations to further integrate prior acquisitions. Of the 650 employees that were identified for termination, 277 have been terminated as of January 25, 2002.

During the third quarter of fiscal year 2001 and in connection with the merger with PercuSurge, Inc. (PercuSurge), the Company recorded transaction and integration related charges totaling $11.1 million. All employees that were identified for termination have been terminated.

Applications during the third quarter of fiscal year 2002 against remaining accruals were as follows (in millions and before taxes):

	Balance at Oct. 26, 2001	New Charges	Charges Utilized	Balance at Jan. 25, 2002

Facility reductions	$7.6	$—	$(0.7)	$6.9
Severance and related costs	17.8	—	(3.2)	14.6
Contractual obligations	9.8	—	—	9.8

Total restructuring-related
accruals	35.2	—	(3.9)	31.3

Purchased in-process R&D	—	32.7	(32.7)	—
Foundation (1)	—	10.8	(10.8)	—
Litigation	207.6	19.6	(20.9)	206.3

Total	$242.8	$63.1	$(68.3)	$237.6

(1)	The Company funded the Foundation for $47.6 million pre-tax, $30.5 million after tax, using appreciated stock. The gain on the appreciated stock was $36.8 million, which was a non-taxable gain.

Reserve balances at January 25, 2002 include amounts necessary to complete the restructuring initiatives announced in the fourth quarter of fiscal 2001 and the termination of certain distributors associated with the integration of PercuSurge. The majority of the litigation balance includes amounts related to the Vascular arbitration award.

Note 8 – Accounting for Derivatives and Hedging Activities

On April 28, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 133, as amended, requires companies to recognize all derivatives as assets and liabilities on the balance sheet and to measure the instruments at fair value through income unless the derivative qualifies as a hedge. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other non-owner changes in equity until the hedged item is recognized in earnings. Upon adoption, the Company recorded a cumulative after-tax unrealized gain of $35.7 million in accumulated other non-owner changes in equity.

During the first nine months of fiscal 2002, the Company recorded $10.5 million of gains in cumulative translation adjustment related to its net investment hedges. No gains or losses relating to ineffectiveness of cash flow hedges were recognized in earnings during the same period. All gains reclassified to earnings during the first half of the current fiscal year related to the transition adjustment. The Company expects that, of the balance in accumulated unrealized derivative gains at January 25, 2002, approximately $35.6 million, net of tax, will be reclassified to earnings over the next twelve months.

The following table summarizes the activity in accumulated non-owner changes in equity related to all derivatives classified as cash flow hedges during the period from April 28, 2001 through January 25, 2002 (in millions, net of tax):

Beginning Balance, April 28, 2001:	$—
Cumulative effect of adoption of SFAS 133	(35.7)
Gains (losses) reclassified to earnings	26.5
Change in fair value of hedges	(32.4)

Accumulated unrealized derivative gains, Jan. 25, 2002	$(41.6)

Note 9 – Goodwill and Other Intangible Assets

In July 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets,” which eliminated the systematic amortization of goodwill. The Company adopted this statement during the first quarter of the current fiscal year. Had this statement been effective May 1, 2000, net income and earnings per share would have been reported as the following amounts (in millions except per share data):

	Three months ended Jan.26, 2001	Nine months ended Jan. 26, 2001

Reported net earnings	$302.8	$896.0
Add back goodwill amortization	9.8	28.1

Adjusted net earnings	$312.6	$924.1

Basic earnings per share:
Net earnings as reported	$0.25	$0.75
Goodwill amortization	0.01	0.02

Adjusted net earnings	$0.26	$0.77

Diluted earnings per share:
Net earnings as reported	$0.25	$0.73
Goodwill amortization	0.01	0.02

Adjusted net earnings	$0.26	$0.75

Balances of acquired intangible assets, excluding goodwill were as follows (in millions):

As of January 25, 2002:	Purchased Technology & Patents	Trademarks	Other	Total
Amortized intangible assets:
Original cost	$643.8	$264.7	$122.0	$1,030.5
Accumulated amortization	(107.2)	(11.0)	(53.7)	(171.9)

Carrying value	$536.6	$253.7	$68.3	$858.6

As of April 27, 2001:	Purchased Technology & Patents	Trademarks	Other	Total
Amortized intangible assets:
Original cost	$212.9	$—	$168.0	$380.9
Accumulated amortization	(66.0)	—	(75.5)	(141.5)

Carrying value	$146.9	$—	$92.5	$239.4

During the third quarter of fiscal year 2002, the Company completed its annual impairment test of its goodwill. As of January 25, 2002, there was no impairment of goodwill.

Note 10 – Segment and Geographic Information

During the quarter the Company announced an organizational change in the Neurological, Spinal, Diabetes and Ear, Nose and Throat operating segment. As a result, this operating segment will now be separated into two operating segments for financial reporting purposes, Neurological and Diabetes, and Spinal and ENT, to align with the organizational change. Accordingly, the Company now operates its business in five operating segments, which are aggregated into one reportable segment — the manufacture and sale of device-based medical therapies. Each of the Company’s operating segments has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments, and shared infrastructures. Net sales by operating segment were as follows (in millions):

	Three months ended January 25, 2002	Three months ended January 26, 2001

Cardiac Rhythm Management	$732.1	$644.7
Neurological and Diabetes	289.2	160.9
Spinal and ENT	253.4	203.8
Vascular	189.8	233.8
Cardiac Surgery	127.9	118.4

	$1,592.4	$1,361.6

	Nine months ended January 25, 2002	Nine months ended January 26, 2001

Cardiac Rhythm Management	$2,112.2	$1,941.5
Neurological and Diabetes	704.5	464.4
Spinal and ENT	731.5	599.0
Vascular	696.0	675.3
Cardiac Surgery	375.1	353.7

	$4,619.3	$4,033.9

Geographic information:
Certain historical revenue and long-lived asset amounts by geography have been reclassified to reflect revised allocations (in millions):

Three months ended: January 25, 2002	United States	Europe	Asia Pacific	Other Foreign	Elimi- nations	Consoli- dated

Revenues from external
customers	$1,100.7	$291.2	$160.5	$40.0	$—	$1,592.4
Intergeographic sales	204.2	108.0	—	2.6	(314.8)	—

Total sales	$1,304.9	$399.2	$160.5	$42.6	$(314.8)	$1,592.4

Long-lived assets	$6,073.0	$695.2	$53.6	$10.7	$—	$6,832.5

Three months ended: January 26, 2001	United States	Europe	Asia Pacific	Other Foreign	Elimi- nations	Consoli- dated

Revenues from external
customers	$909.7	$262.4	$148.7	$40.8	$—	$1,361.6
Intergeographic sales	169.6	79.3	—	3.8	(252.7)	—

Total sales	$1,079.3	$341.7	$148.7	$44.6	$(252.7)	$1,361.6

Long-lived assets	$2,700.6	$667.5	$47.4	$15.3	$—	$3,430.8

Nine months ended: January 25, 2002	United States	Europe	Asia Pacific	Other Foreign	Elimi- nations	Consoli- dated

Revenues from external
customers	$3,187.0	$825.1	$488.4	$118.8	$—	$4,619.3
Intergeographic sales	502.5	290.8	—	8.4	(801.7)	—

Total sales	$3,689.5	$1,115.9	$488.4	$127.2	$(801.7)	$4,619.3

Nine months ended: January 26, 2001	United States	Europe	Asia Pacific	Other Foreign	Elimi- nations	Consoli- dated

Revenues from external
customers	$2,688.0	$762.7	$459.5	$123.7	$—	$4,033.9
Intergeographic sales	450.7	244.5	—	11.9	(707.1)	—

Total sales	$3,138.7	$1,007.2	$459.5	$135.6	$(707.1)	$4,033.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Earnings

Net earnings for the three months ended January 25, 2002 were $314.9 million or $0.26 per diluted share, compared to net earnings of $302.8 million, or $0.25 per diluted share for the quarter ended January 26, 2001. During the third quarter of fiscal year 2002, the Company recorded non-recurring charges totaling $45.0 million after-tax ($63.1 million pre-tax). The charges included the following, and all are stated on an after-tax basis: $32.7 million for purchased in-process research and development in connection with the acquisition of Endonetics, Inc. (Endonetics) in December 2001; an $18.6 million non-product related legal settlement pertaining to business matters which occurred in prior years and is protected by a confidentiality agreement; a $36.8 million gain on an equity investment which was transferred to the Medtronic Foundation; and a $30.5 million charge to fund the Medtronic Foundation. In addition, the Company recorded a $4.1 million ($6.5 million pre-tax) charge for debt issuance costs associated with the issuance of the contingent convertible debentures, which is included in interest expense. Total charges taken in the third quarter of fiscal year 2002 were $49.1 million ($69.6 million pre-tax). Without these items, net earnings for the quarter would have been $364.0 million and $0.30 per diluted share, an increase of 16.0 percent and 15.4 percent, respectively, over pre-charge net earnings and diluted earnings per share for the same period a year ago.

Net earnings for the first nine months of the year were $683.1 million or $0.56 per diluted share, compared to $896.0 million or $0.73 per diluted share for the same period a year ago. In the first nine months of fiscal year 2002 the Company recorded non-recurring charges totaling $351.7 million after-tax ($394.6 million pre-tax). The charges included the following, and all are stated on an after-tax basis: $293.0 million for purchased in-process research and development in connection with the acquisitions of Endonetics, in December 2001, and MiniMed Inc (MiniMed) and Medical Research Group, Inc. (MRG) in August 2001; $24.5 million related to legal settlements; $23.9 million related to certain restructuring activities aimed at streamlining operations announced in the fourth quarter of fiscal year 2001; $17.3 million related to sales of certain products associated with the Vascular arbitration award announced in July 2001 (In connection with this arbitration award, the Company recorded a charge in the fourth quarter of fiscal year 2001); a $0.7 million reversal of previously recorded charges for the restructuring of the Company’s Latin America operations; a $36.8 million gain on an equity investment which was transferred to the Medtronic Foundation; and a $30.5 million charge to fund the Medtronic Foundation. In addition, the Company recorded a $20.4 million ($32.0 million pre-tax) charge for debt issuance costs associated with the issuance of the contingent convertible debentures, which is included in interest expense. Total charges taken in the first nine months of the third quarter of fiscal year 2002 were $372.1 million ($426.6 million pre-tax). Without these charges, net earnings for the first nine months of the current fiscal year would have been $1,055.2 million or $0.86 per diluted share, an increase of 14.9 percent and 14.7 percent, respectively, over pre-charge net earnings for the same period a year ago.

In the third quarter of last fiscal year, the Company recorded after-tax transaction and integration charges of $11.1 million related to the acquisition of PercuSurge. Also during the third quarter of last year, the Company recorded a net one-time after-tax gain of $13.1 million from litigation settlements, the proceeds of which were contributed to the Medtronic Foundation. In the first quarter of last fiscal year, the Company recorded an $11.4 million after-tax charge related to a litigation judgment. The judgment is protected by a confidentiality agreement, is non-recurring, non-product related and pertains to business matters that occurred in 1997 and 1998.

Sales

Sales for the three and nine-month periods ended January 25, 2002 increased 17.0 percent and 14.5 percent, respectively, compared to the same periods of fiscal year 2001. Sales growth in the third quarter and the first nine months of fiscal year 2002 was negatively impacted by $14.5 million and $64.0 million, respectively, of unfavorable foreign exchange rate fluctuations. Excluding the effects of foreign currency fluctuations, sales for the quarter and first nine months of fiscal year 2002 increased 18.1 percent and 16.3 percent, respectively, over the same periods a year ago. MiniMed, acquired on August 28, 2001, contributed $102.1 million and $172.0 million of sales during the third quarter and the first nine months of fiscal year 2002. All revenue growth rates that follow are reported on a constant-currency basis.

Net sales of Cardiac Rhythm Management products increased 14.6 percent and 10.5 percent during the three and nine-month periods ended January 25, 2002, compared to the same periods a year ago. Cardiac Rhythm Management products consist primarily of pacemakers, implantable and external defibrillators, leads and ablation products. Worldwide bradycardia pacing revenues grew approximately 14 percent in the quarter. The growth was driven by strong performance from the Medtronic Kappa® 900, which received FDA approval during the quarter, and the continued market penetration of the Medtronic InSync® cardiac resynchronization device for the treatment of heart failure. Sales of implantable defibrillators grew approximately 18 percent during the quarter, driven by continued worldwide acceptance of the GEM® III AT. External defibrillator sales increased more than 15 percent over the same period a year ago, reflecting strong acceptance of the Company’s new LIFEPAK® 12 defibrillator, the industry’s only defibrillator with the biphasic waveform and escalating energy to treat arrhythmia victims with higher impedance levels. Additional milestones achieved during the third quarter include two developments to provide post-implant solutions to help physicians better and more efficiently change cardiac rhythm care for patients: FDA approval of Medtronic’s Carelink Network and the acquisition of Paceart, a worldwide leader in database systems for pacemakers, implantable defibrillators and arrhythmia management systems. In early March, the Company received U.S. FDA approval and immediately began a market launch of its Marquis™ implantable cardioverter defibrillator. The Marquis™, which offers faster charge times for increased patient safety and improved longevity for less frequent replacement, will also be launched in Europe and Canada. Also in early March, a panel of the U.S. FDA recommended for approval the Company’s InSync® ICD system for the treatment of heart failure. The InSync® ICD system combines cardiac resynchronization therapy and defibrillation therapy in a single device for the treatment of moderate to severe heart failure in patients who have left ventricular dysynchrony and who are at risk for potentially lethal ventricular arrhythmias. Looking ahead, the Company expects the worldwide launch of its CareLink™ programmer during the fourth quarter of the current fiscal year.

In connection with the strong growth and expansion of the Neurological, Spinal, Diabetes, and Ear, Nose and Throat operating segment, the Company announced an organizational change in February 2002 in this segment. As a result, this operating segment will now be separated into two operating segments for financial reporting purposes, Neurological and Diabetes, and Spinal and ENT, to align with the organizational change.

Net sales of Neurological and Diabetes products increased 79.6 percent and 52.4 percent for the three and nine-month periods ended January 25, 2002, compared to the same periods a year ago. Without MiniMed and MRG, which were acquired during the second quarter of the current fiscal year, revenue growth for the three and nine-month periods ended January 25, 2002 would have been 16.5 percent and 15.3 percent, respectively. Neurological and Diabetes products consist primarily of implantable neurostimulation devices, implantable drug administration systems, neurosurgery products, functional diagnostics equipment, and medical systems for the treatment of diabetes. The Neurological growth is the result of strong sales of therapies to address movement disorders, specifically severe spasticity and the symptoms of advanced Parkinson’s disease. During the third quarter, the Company received U.S. FDA approval of its Activa therapy which treats advanced Parkinson’s disease. Also, during the third quarter, the Company received U.S. FDA approval of a new neurostimulator, the Synergy Veritrel™, which broadens Neurological’s industry-leading pain management technologies. The Diabetes business consisting of MiniMed and MRG, which were acquired during the second quarter of fiscal year 2002, had revenues of approximately $102 million for the three months ended January 25, 2002. The 5-month growth rate, since the acquisitions occurred, exceeded 20 percent when compared to the same period a year ago for the stand-alone companies. In February 2002, Medtronic MiniMed received U.S. FDA approval and immediately began a full market launch of its Paradigm insulin infusion pump, the latest step toward a sensor-enhanced system that will further help diabetes patients better control their blood glucose levels.

Net sales of Spinal and Ear, Nose and Throat (ENT) products increased 25.4 percent and 23.7 percent for the three and nine-month periods ended January 25, 2002, compared to the same periods a year ago. Spinal and ENT products consist primarily of thoracolumbar and interbody spinal devices, and surgical products used by ENT physicians. Quarterly sales of spinal surgery products grew approximately 26 percent compared to the same period a year ago. The growth was the result of strong sales of thoracolumbar products, including the TSRH-3D™ spinal instrumentation system and the CD HORIZON® spinal system, and interbody products, which benefited from full market release of the Novus LT Cage™. A significant milestone for the Spinal business was achieved during the quarter when it secured a unanimous panel recommendation for U.S. FDA approval of its INFUSE™ bone morphogenetic protein (BMP) used for spinal fusions. ENT revenues grew approximately 16 percent when compared to the same period a year ago.

Net sales of Vascular product lines decreased 17.3 percent for the three month period ended January 25, 2002, compared to the same period a year ago. Vascular products consist of stents, balloons and guiding catheters, and peripheral vascular products. The decrease in the quarter was primarily due to the September 2001 injunction against U.S. sales of the Company’s rapid exchange perfusion delivery systems. This decrease was partially offset by strong growth of the AneuRx™ Stent Graft System for the treatment of abdominal aortic aneurysms, which was driven by the full availability of all sizes of the product. For the nine months ended January 25, 2002, Vascular revenues increased by 5.4 percent when compared to the same period a year ago. The Company continues to offer all of its coronary stents, with alternative delivery systems in the U.S. and rapid exchange perfusion delivery systems outside the U.S., and is pursuing several options to re-enter the U.S. rapid exchange market.

Net sales of Cardiac Surgery product lines increased 9.5 percent and 8.0 percent for the three and nine-month periods ended January 25, 2002, compared to the same periods a year ago. Cardiac Surgery products consist of heart valves, minimally invasive cardiac surgery products, surgical accessories and perfusion systems. Heart valve revenues grew approximately 22 percent in the quarter. The market continues to shift from mechanical to tissue valves, and the Company is benefiting from one of the broadest tissue valve product lines in the industry. Perfusion revenues declined approximately 4 percent for the quarter, in line with a declining market and reflecting the continued industry shift toward beating heart procedures. Cardiac Surgery Technology revenues from beating heart surgery products grew by more than 50 percent in the quarter when compared to the same period a year ago, reflecting the continued acceptance of the Medtronic Octopus® tissue stabilizer and Medtronic Starfish™ Heart Positioner. At the end of January, 2002, Medtronic received FDA approval of the Cardioblate™ Ablation System, which is indicated for use in general ablation of cardiac tissue during surgery.

Cost of Products Sold

Cost of products sold as a percentage of sales was 25.9 percent and 25.4 percent for the quarters ended January 25, 2002 and January 26, 2001, respectively. Cost of products sold as a percentage of sales for the nine months ended January 25, 2002 was 25.9 percent compared to 25.1 percent for the same period a year ago. The increase in cost of sales as a percent of revenue is primarily the result of the unfavorable impact of foreign exchange rates compared to the prior year. In addition, recent acquisitions have lower gross margins than the Company’s overall margin, contributing to the increase in cost of sales as a percent of revenue. The first nine months also reflects an additional expense in the second quarter of approximately $10 million resulting from the write up of MiniMed inventory in accordance with purchase accounting rules.

Research and Development Expense

The Company is committed to the development of technological enhancements and of new indications for existing products, to the development of less invasive and new technologies that address unmet patient needs, and to help reduce patient care costs and length of hospital stay. R&D expense as a percentage of sales for the third quarter and first nine months of fiscal year 2002 was 10.3 percent, compared to 10.6 percent for the same periods a year ago.

Selling, General and Administrative Expense (SG&A)

SG&A expense as a percent of revenue for the quarters ended January 25, 2002 and January 26, 2001 was 31.0 percent and 29.9 percent of sales, respectively. SG&A expense as a percent of revenue for the first nine months of fiscal years 2002 and 2001 was 30.7 percent and 30.5 percent, respectively. The increase in SG&A expense as a percent of revenue is primarily due to the impact of recent acquisitions on the consolidated cost structure. The Company continues to be committed to controlling costs through identification of efficiencies in conjunction with the integration of acquisitions and the implementation of cost control measures.

In-Process Research and Development

In the third quarter of the current fiscal year, the Company acquired Endonetics and expensed upon consummation of the acquisition $32.7 million of the purchase price for purchased in-process research and development related to the Gatekeeper Reflux Repair System (Gatekeeper), which had not yet reached technological feasibility and had no alternative future use. The Gatekeeper is a therapeutic medical device comprised of hydrogel prostheses that are implanted in the esophageal wall. After implantation, the hydrogel prostheses swell in size and create a mechanical barrier that prevents stomach acids from entering the esophagus. At the time of the acquisition, Medtronic did not have a therapeutic product offering in the Gastroesophageal Reflux Disease (GERD) market. The Company believes the Gatekeeper will distinguish itself in this market by its ease of use, ability to reduce treatment costs associated with extended drug therapies, and its less invasive approach to treating GERD. At the time of acquisition, the Gatekeeper was in human clinical trials. The clinical trials must be completed before regulatory approval can be obtained in the U.S. The expected remaining costs associated with bringing this product to commercialization are $2.2 million in fiscal year 2002 and $6.8 million in fiscal year 2003. Total expected project cost, including costs already incurred and expected to be incurred is $12.1 million. These costs are being funded by internally generated cash flows.

In the second quarter of the current fiscal year, the Company acquired MiniMed and expensed upon consummation of the acquisition $35.4 million of the purchase price for purchased in-process research and development related to a disposable pump that had not yet reached technological feasibility and had no alternative future use.

Disposable pumps are designed to be used as an infusion system that is attached to the body using an adhesive and that delivers a pre-set constant rate of drug. At the time of the acquisition, MiniMed did not have a primary product offering in the insulin-using Type 2 diabetes market. The Company believes the disposable pump will distinguish itself in the Type 2 market by its convenience and ease of use. At the time of acquisition, the disposable pump required modifications before MiniMed could file for regulatory approval. The expected remaining costs associated with bringing this product to commercialization are $4.7 million in fiscal year 2002, $3.7 million in fiscal year 2003, $4.0 million in fiscal year 2004, and $2.6 million in fiscal year 2005. Total expected project cost, including costs already incurred and expected to be incurred is $35.2 million. These costs are being funded by internally generated cash flows.

Also in the second quarter of the current fiscal year, Medtronic acquired MRG in a separate but related transaction and expensed $224.9 million of the purchase price upon consummation of the acquisition for purchased in-process research and development related to a long-term glucose sensor and an implantable glucose monitoring sensor that had not yet reached technological feasibility and had no alternative future use. At the time of the acquisition, MRG had no product offerings in the diabetes market, and these projects were expected to enable MRG to enter this high-potential implantable market. The long-term glucose sensor is designed to be used with an implantable pump to automatically maintain glucose levels by continuously monitoring and adjusting the rate of insulin infusion without the need for frequent intervention by the physician or patient. At the time of the acquisition, the long-term glucose sensor was in human clinical trials. The clinical trials need to be completed before regulatory approval can be obtained in the U.S. The implantable glucose monitoring system is used by patients to monitor glucose levels. At the time of the acquisition, MiniMed and MRG had filed with the FDA for approval of the system. The expected remaining costs associated with bringing these products to commercialization were $4.8 million in fiscal year 2002, $8.8 million in fiscal year 2003, $11.0 million in fiscal year 2004, $7.1 million in fiscal year 2005, and $0.6 million in fiscal year 2006. Total expected project cost, including costs already incurred and expected to be incurred is $41.5 million. These costs are being funded by internally generated cash flows. The fair values assigned to the long-term glucose sensor and to the implantable glucose monitoring system were $219.7 million and $4.4 million, respectively. Other minor product categories were valued at $0.8 million.

The value assigned to Endonetics’ purchased in-process research and development was based on a valuation prepared internally, using a methodology consistent with valuation techniques used by independent appraisers. The values assigned to purchased in-process research and development for MiniMed and MRG were based on a valuation prepared by an independent third-party appraisal company. All values were determined by identifying research projects in areas for which technological feasibility had not been established. All values were determined by estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to these projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process research and development.

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

Other Income/Expense

Other income/expense includes purchased technology and intellectual property amortization, royalty income and expense, minority investment gains and losses and foreign currency gains and losses. The Company recorded net other expense of $3.5 million for the quarter ended January 25, 2002 and net other expense of $25.2 million for the same period a year ago. In the first quarter of the current fiscal year, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and ceased amortization of goodwill. The favorable impact of the discontinuation of goodwill amortization during the quarter was partially offset by increased amortization expense related to MiniMed and MRG purchased technology. Also contributing to the decrease in other expense were higher gains on foreign currency hedging activities.

Net other expense was $31.0 million and $48.7 million for the nine-month periods ended January 25, 2002 and January 26, 2001, respectively. An increase in foreign currency hedging gains and the favorable impact of the discontinuation of goodwill amortization were partially offset by increased royalties paid in connection with the arbitration award in July 2001 and increased amortization expense related to MiniMed and MRG purchased technology.

Interest Income/Expense

The Company reported net interest expense during the third quarter of fiscal year 2002 of $13.0 million compared to net interest income of $18.8 million for the same period a year ago. Net interest expense for the nine-month period ended January 25, 2002 was $1.7 million, compared to net interest income of $44.3 million for the same period a year ago. The change from net interest income to net interest expense is a result of reduced cash balances and higher borrowings associated with the financing of the MiniMed and MRG acquisitions, debt issuance cost associated with the issuance of the contingent convertible debentures, as well as lower interest income due to declining interest rates.

Income Taxes

The Company’s effective income tax rate for the third quarter and the first nine months of fiscal year 2002 was 28.9 percent and 38.0 percent, respectively, or 29.0 percent and 31.0 percent, respectively, before non-recurring charges. The Company has increased manufacturing in lower-taxed jurisdictions, and as a result, a cumulative year-to-date adjustment was made to reflect the expected annual effective income tax rate. The Company continues to review alternative strategies to further reduce its effective income tax rate.

Liquidity and Capital Resources

Operating activities provided $1,161.4 million of cash and cash equivalents for the nine-month period ended January 25, 2002 compared to $1,270.6 million for the same period a year ago. Other than operations, significant sources of cash during the first three quarters of fiscal year 2002 were proceeds from the issuance of contingent convertible debentures and commercial paper and sales of marketable securities. Significant uses of cash during the first three quarters of the current year included the acquisition of MiniMed, MRG and Endonetics, investments in long-term marketable securities, purchases of property, plant and equipment, and payment of dividends to shareholders.

Current liabilities exceeded current assets at January 25, 2002 by approximately $330.7 million as a result of the September 2001 placement of the contingent convertible debentures due in 2021 (see Note 4 to the consolidated financial statements and discussion below). The Company expects to generate sufficient funds from operations and/or utilize credit facilities to meet all obligations as they become due. Working capital was $2,397.5 million at April 27, 2001.

The Company’s capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percent of total capital was 27.8 percent as of January 25, 2002, compared to 2.8 percent at April 27, 2001. The Company has existing lines of credit totaling $1,788.5 million with various banks, of which $1,429.2 million was unused at January 25, 2002.

On September 17, 2001, the Company completed a $2,012.5 million private placement of 1.25% Contingent Convertible Debentures due September 15, 2021. Each Debenture is convertible into the Company’s common stock at an initial conversion price of $61.81 per share. The Company may be required to repurchase the securities at the option of the holders in September 2002, 2004, 2006, 2008, 2011, and 2016. If the repurchase option is exercised, the Company may elect to repurchase the securities for cash, the Company’s common shares, or some combination thereof. The Company may elect to redeem the securities for cash at any time after September 2006. The net proceeds from this offering were used to repay a substantial portion of the outstanding bridge financing obtained in connection with the acquisitions of MiniMed and MRG.

To increase the Company’s liquidity and flexibility to support its on-going operations and working capital needs, the Company implemented a $1,000.0 million commercial paper program effective December 14, 2001. The program allows the Company to issue debt securities with maturities up to 364 days from the date of issuance. At January 25, 2002, outstanding commercial paper totaled $230.6 million. The weighted average original maturity of the commercial paper outstanding was approximately 20 days and the weighted average annual interest rate was 1.8%.

In conjunction with the commercial paper program, the Company closed on two syndicated credit facilities totaling $1,250.0 million with various banks on January 24, 2002. The two credit facilities consist of a 364-day $750.0 million facility and a five-year $500.0 million facility. The purpose of these syndicated credit facilities is to provide backup funding for the commercial paper program as well as general corporate purposes. There were no borrowings under these credit facilities at January 25, 2002. If the Company were to borrow from these credit facilities, interest rates would be determined by a pricing matrix based on the Company’s long-term debt ratings assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. Facility fees are payable on the credit and determined in the same manner as the interest rates. Under terms of the agreements, the consolidated tangible net worth of the Company shall at all times be greater than or equal to $1,040.4 million, increased by an amount equal to 100% of the net cash proceeds from any equity offering occurring after January 24, 2002. The Company’s consolidated tangible net worth at January 25, 2002 was approximately $2,329.1 million. The agreements also contain other customary covenants and events of default.

The Company has no off-balance sheet financing arrangements, other than the factoring of certain Japanese receivables and certain operating leases, as previously disclosed in the Annual Report on Form 10-K for the year ended April, 27, 2001. In addition, the Company has disclosed its significant financing arrangements, lease obligations and commitments and contingencies in the Annual Report on Form 10-K for the year ended April, 27, 2001. Any significant changes in these areas have been reflected in subsequent quarterly reports on Form 10-Q.

Operations Outside of the United States

Sales to customers located outside of the United States accounted for 30.9 percent and 31.0 percent of total sales for the third quarter and first nine months of fiscal year 2002. Sales outside of the United States are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. Outstanding receivables for these sales totaled $583.7 million at January 25, 2002, or 39.1 percent of total outstanding receivables, compared to $527.6 million or 41.8 percent of total receivables outstanding at April 27, 2001.

Critical Accounting Policies and Estimates

The Company has disclosed in Note 1 to the consolidated financial statements included in its Annual Report on Form 10-K for the year ended April 27, 2001 those accounting policies that it considers to be significant in determining the results of operations and its financial position. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, SFAS No. 141 “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets” during the current fiscal year, and disclosed all required information in its interim quarterly filings on Form 10-Q. In all material respects, the accounting principles utilized by the Company are in conformity with generally accepted accounting principles in the United States of America.

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, investments, warranty obligations, product liability, pension and postretirement obligations, revenue, income taxes and restructuring activities. The Company bases its estimates on historical experience, actuarial valuations, or other various assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of contingencies. As outlined in Item 3. Legal Proceedings, the Company is involved in a number of legal actions, the outcomes of which are not within the control of the Company and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, which, if granted would require significant expenditures. The Company records a liability in its consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the probable loss cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. The Company and its legal counsel monitor developments related to these legal actions, and when appropriate, adjustments are made to reflect current facts and circumstances.

Cautionary Factors That May Affect Future Results

Certain statements contained in this document and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast” and similar words or expressions. The Company’s forward-looking statements generally relate to its growth strategies, financial results, product development and regulatory approval programs, and sales efforts. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed in the section entitled “Government Regulation and Other Matters” and “Cautionary Factors That May Affect Future Results” in the Company’s Annual Report and Form 10-K for the year ended April 27, 2001. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

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

PART II — OTHER INFORMATION

Item 3.     Legal Proceedings

In October 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, filed suit in federal court in the District Court of Delaware against Arterial Vascular Engineering, Inc., which was acquired by the Company in January 1999 (AVE). The suit alleged that AVE’s modular stents infringe certain patents now owned by Cordis. Boston Scientific Corporation is also a defendant in this suit. The complaint seeks injunctive relief and damages from all defendants. In November 2000, a Delaware jury rendered a verdict that the previously marketed MicroStent and GFX stents infringe valid claims of two patents. Thereafter the jury awarded damages to Cordis totaling approximately $270.0 million. The Company believes that the jury findings are in error. In February 2001, the court heard evidence on the affirmative defense of inequitable conduct and will consider that evidence along with other post-trial motions. No expense for this matter has been recorded, based on legal counsel’s opinion that the Company’s legal position has substantial merit. The jury verdict does not address products that are currently marketed by Medtronic AVE.

In September 2000, Cordis filed an additional suit against AVE in the District Court of Delaware alleging that AVE’s S670, S660 and S540 stents infringe the patents asserted in the above case. The Court has stayed proceedings in this suit until the appeals have been decided in the October 1997 case above.

In December 1999, Advanced Cardiovascular Systems, Inc. (ACS), a subsidiary of Guidant Corporation, sued Medtronic and AVE in federal court in the Northern District Court of California alleging that the S670 rapid exchange perfusion stent delivery system infringes a patent held by ACS. The complaint seeks injunctive relief and monetary damages. ACS filed a demand for arbitration with the American Arbitration Association in Chicago simultaneously with the lawsuit. AVE has filed an answer denying infringement based on its license to the patent for perfusion catheters as part of the assets acquired from C.R. Bard in 1998. The parties have agreed to arbitrate all claims against all of AVE’s rapid exchange perfusion angioplasty balloons and stent delivery systems. The first panel of arbitrators was unable to reach a decision. Thereafter, the parties selected a new panel of arbitrators and hearings were completed in Chicago in February 2002. A decision is expected in April 2002. The Company discontinued sales of rapid exchange perfusion devices in the United States in September 2001.

In December 1997, ACS sued AVE in federal court in the Northern District of California alleging that AVE’s modular stents infringe certain patents held by ACS and is seeking injunctive relief and monetary damages. AVE denied infringement and in February 1998, AVE sued ACS in federal court in the District Court of Delaware alleging infringement of certain of its stent patents, for which AVE is seeking injunctive relief and monetary damages. The cases have been consolidated in Delaware and an order has been entered staying the proceedings until September 2002.

In June 2000, Medtronic filed suit in United States District Court in Minnesota against Guidant Corporation seeking a declaration that Medtronic’s Jewel AF device does not infringe certain patents held by Guidant and/or that such patents were invalid. Thereafter, Guidant filed a counterclaim alleging that the Jewel AF and the Gem III AT infringe certain patents relating to atrial fibrillation. The case is in the early stages of discovery.

In June 2000, Edwards Lifesciences, Inc. (Edwards) filed suit in the U.S. District Court in Delaware alleging infringement of certain patents directed to prosthetic aortic heart valves and a holder for annuloplasty rings. In March 2001, Edwards amended its complaint to add a patent relating to a holder device for prosthetic mitral heart valves that employ a suture loop guard. In November 2001, Edwards filed a second suit in the same court alleging infringement of an additional patent. The products involved in these cases are the Hancock and Mosaic aortic heart valves and heart valve holders and the Duran II annuloplasty system. The Company has asserted defenses and counterclaims of invalidity and noninfringement. Trial is scheduled for late April 2002.

In August 1999, more than 12 years after it had abandoned its business, Stenticor, Inc. (Stenticor) and two of its shareholders filed suit in California state court in Santa Rosa alleging that certain of Stenticor’s trade secrets were misappropriated by Medtronic AVE and two individuals who were former officers and/or shareholders of Stenticor. The lawsuit alleges that Stenticor owned the modular stent design used in certain stents sold by Medtronic AVE, and that the individual defendants misappropriated those trade secrets to Endovascular Support Systems, which ultimately transferred them to AVE. Plaintiffs have also asserted claims for breach of contract, breach of fiduciary duty, misrepresentation and unfair competition. Defendants have asserted a counterclaim for professional negligence, and Medtronic AVE has agreed to indemnify the individual defendants except in certain circumstances. A trial is scheduled for April 2002.

In May 2001, Medtronic Sofamor Danek, Inc. (MSD), a subsidiary of the Company, filed a lawsuit against Dr. Gary Karlin Michelson and Karlin Technology, Inc. (together, KTI) in the U.S. District Court for the Western District of Tennessee. The suit seeks damages and injunctive relief against KTI for breach of purchase and license agreements relating to intellectual property in the field of threaded and non-threaded spinal interbody implants, fraud, breach of non-competition obligations and other claims. In October 2001, KTI filed several counterclaims against MSD as well as a third party complaint against Sofamor Danek Holdings, Inc., a related entity, seeking damages and injunctive relief based on several claims, including breach of contract, infringement of several patents, fraud and unfair competition. The case is in the early stages of discovery and trial is scheduled for January 2003.

In June 2001, MiniMed, Inc. (MiniMed) and its directors were named in a class action lawsuit filed in the Superior Court of the State of California for the County of Los Angeles. The plaintiffs purport to represent a class of stockholders of MiniMed asserting claims in connection with the merger of Minimed with the Company, alleging violation of fiduciary duties owed by MiniMed and its directors to the MiniMed stockholders. Among other things, the complaint sought preliminary and permanent injunctive relief to prevent completion of the merger. In August 2001, the Court denied the plaintiffs’ request for injunctive relief to prevent completion of the merger.

The Company believes that it has meritorious defenses against the above claims and intends to vigorously contest them. The Company records a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a probable loss cannot be reasonably estimated, a liability is not recorded. While it is not possible to predict the outcome of these actions, the Company believes that costs associated with them will not have a material adverse impact on the Company’s financial position or liquidity, but may be material to the consolidated results of operations of any one period.

In March 2000, Boston Scientific Corporation (BSX) sued AVE in federal court in the Northern District of California alleging that the S670 rapid exchange perfusion stent delivery system infringes a patent held by Boston Scientific. As previously disclosed, arbitration hearings were held in April 2001 and, in July 2001, the arbitrators issued an award in favor of BSX, finding infringement, awarding approximately $169.0 million in damages plus legal fees and costs to BSX, and allowing for an injunction against future sales in the U.S. of certain rapid exchange perfusion delivery systems. The Company recognized these and other related expenses during the fourth quarter of fiscal 2001 and first quarter of fiscal 2002. In September 2001, the U. S. District Court for the Northern District of California issued an order confirming the arbitration award, including imposition of the injunction. AVE has filed an appeal and a bond to stay enforcement of the money judgment until the appeal is resolved.

In 1996, two former shareholders of Endovascular Support Systems, Inc. (ESS) filed a lawsuit in Texas state court in the Dallas District against AVE and several former officers, directors and shareholders of AVE. The lawsuit was settled in December 2001 and is reflected in the results of the third quarter of fiscal year 2002. Terms of the settlement are confidential.

In May 2001, as a result of the proposed merger with the Company, MiniMed and its directors were named as defendants in a class action lawsuit filed in the Court of Chancery of the State of Delaware for New Castle County. The plaintiffs purport to represent a class of public stockholders of MiniMed whose stock was converted into the right to receive the $48 per share cash payment in connection with the merger. The complaint alleged that the $48 price is inadequate and that the directors did not undertake an appropriate process to obtain the best price reasonably available for the sale of MiniMed. As a result, the plaintiffs alleged that the directors breached their fiduciary duties to MiniMed stockholders in approving the merger agreement. In addition, the plaintiffs alleged that the merger was coupled with the sale of MRG in order to confer substantial special benefits upon Alfred E. Mann, the founder, former Executive Chairman and the largest stockholder of MiniMed, and his affiliates at the expense of a proper process to maximize value from the merger. The complaint sought remedies including unspecified monetary damages, attorneys’, accountants’ and experts’ fees. The complaint also requested injunctive relief, which was not granted, to prevent completion of the merger. In February 2002, by agreement of the parties, the lawsuit was dismissed without prejudice. No payments or other consideration were required by any of the parties in connection with the dismissal.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Medtronic Restated Articles of Incorporation, as amended to date, incorporated by reference herein to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended April 27, 2001, filed with the Commission on July 26, 2001.

3.2	Medtronic Bylaws, as amended to date, incorporated by reference herein to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2001, filed with the Commission on September 10, 2001.

4.1	Rights Agreement, dated as of October 26, 2000, between Medtronic and Wells Fargo Bank, Minnesota, N.A., including the form of Rights Certificate as Exhibit B thereto, incorporated by reference herein to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A, filed with the Commission on November 3, 2000.

4.2	Indenture dated as of September 11, 2001 between Medtronic, Inc. and Wells Fargo Bank, N.A., incorporated by reference herein to Exhibit 4.2 of the Company’s Report on Form 8-K/A, filed with the Commission on November 13, 2001.

4.3	Registration Rights Agreement dated as of September 11, 2001, among Medtronic, Inc., Goldman Sachs & Co., Banc of America Securities LLC and Morgan Stanley & Co. Incorporated, incorporated by reference herein to Exhibit 4.3 of the Company’s Report on Form 8-K/A, filed with the Commission on November 13, 2001.

4.4	Credit Agreement dated as of January 24, 2002 among Medtronic, Inc., as Borrower, certain of its subsidiaries, as guarantors, the lenders party thereto, Bank of America, N.A. as Administrative Agent and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager.

4.5	Credit Agreement dated as of January 24, 2002 among Medtronic, Inc., as Borrower, certain of its subsidiaries as guarantors, the lenders party thereto, Bank of America, N.A. as Administrative Agent and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager.

11.1	Computation of ratio of earnings to fixed charges for the quarter ended January 25, 2002 and for the fiscal years ended April 27, 2001, April 30, 2000, 1999, 1998, and 1997.

(b)	Reports on Form 8-K

During the quarter ended January 25, 2002, the Company filed on November 13, 2001 a Report on Form 8-K/A amending Items 2 and 7 of the Report on Form 8-K filed September 5, 2001, to provide subsequent information relating to MiniMed and MRG acquisitions and amended financial statements for MRG as required under Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medtronic, Inc.
(Registrant)

Date: March 8, 2002	/s/ Arthur D. Collins, Jr.
Arthur D. Collins, Jr.
President
and Chief Executive Officer

Date: March 8, 2002	/s/ Robert L. Ryan
Robert L. Ryan
Senior Vice President
and Chief Financial Officer