Form 10-K
period 2002-04-26
MEDTRONIC INC
filed 2002-07-19
CIK 64670

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐
Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended April 26, 2002

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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (    )

Aggregate market value of voting stock of Medtronic, Inc. held by nonaffiliates of the Registrant as of July 5, 2002, based on the closing price of $41.30, as reported on the New York Stock Exchange: approximately $50.1 billion.

Shares of Common Stock outstanding on July 5, 2002: 1,213,361,907

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's 2002 Annual Report are incorporated by reference into Parts I, II and IV; portions of Registrant's Proxy Statement for its 2002 Annual Meeting are incorporated by reference into Part III.

TABLE OF CONTENTS

Item		Description
PART I
1	.	Business
2	.	Properties
3	.	Legal Proceedings
4	.	Submission of Matters to a Vote of Security Holders
PART II
5	.	Market for Medtronic's Common Equity and Related Shareholder Matters
6	.	Selected Financial Data
7	.	Management's Discussion and Analysis of Results of Operations and Financial Condition
7	A.	Quantitative and Qualitative Disclosures About Market Risk
8	.	Financial Statements and Supplementary Data
9	.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
10	.	Directors and Executive Officers of Medtronic
11	.	Executive Compensation
12	.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
13	.	Certain Relationships and Related Transactions
PART IV
14	.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Trademarks and Other Rights

This Report contains trademarks, service marks and registered marks of Medtronic, Inc. and its subsidiaries, ("Medtronic" or the "Company") and other companies, as indicated.

The following are registered and unregistered trademarks of Medtronic, Inc. and its affiliated companies:

Activa®, AneuRx®, Assurant™, Attain™, Bravo™, Bridge™, Cardiac Compass™, Cardioblate™, Driver™, Enterra™, Export™, FluoroNav®, Gatekeeper Reflux Repair System™, GEM®, GFX®, GuardWire Plus®, HORIZON® SEXTANT™, INFUSE™, InSync®, InterStim®, iON™, Itrel®, Jewel®, Kappa®, Kinetra™, LIFEPAK®, LT-CAGE™, Marquis™, MAST, Medtronic CareLink™, Meniett™, METRx™, MicroStent®, Mosaic®, N'Vision™, Octopus®, Paradigm™, Personal Therapy Manager™, RemoteView™, Reveal®, S7™, Sprint Quattro™, Starfish™, Stormer™, Strata™, SynchroMed®, Synergy™, Synergy Versitrel™, Talent™, TUNA®

Annual Meeting and Record Dates

Medtronic's Annual Meeting of Shareholders will be held on Thursday, August 29, 2002 at 10:30 a.m., Central Daylight Time at the Company's world headquarters, 710 Medtronic Parkway, Minneapolis (Fridley), Minnesota. The record date for the Annual Meeting is July 5, 2002 and all shareholders of record at the close of business on that day will be entitled to vote at the Annual Meeting.

PART I

Item 1.    Business

Overview

        Medtronic is a world-leading medical technology company, providing lifelong solutions for people with chronic disease. We are committed to offering market-leading therapies worldwide to restore patients to fuller, healthier lives. With roots in the treatment of heart disease, we have expanded well beyond our historical core business and today provide a wide range of products and therapies that help solve many challenging, life-limiting medical conditions. We hold market-leading positions in almost all of the major markets in which we compete.

        We currently operate in five operating segments that manufacture and sell device-based medical therapies. Our business units are:

  •
  Cardiac Rhythm Management ("CRM")

  •
  Vascular

  •
  Cardiac Surgery

  •
  Neurological and Diabetes

  •
  Spinal and ENT

        The chart to the right shows the net sales and percentage of total net sales contributed by each of our business units for the fiscal year ending April 26, 2002 ("fiscal 2002").

        With innovation and market leadership, we have pioneered advances in medical technology in all of our business units and enjoyed steady growth. Over the last five years, our net sales have more than doubled, from $3,010.3 million in fiscal 1997 to $6,410.8 million in fiscal 2002. We attribute this growth to our continuing commitment to develop or acquire new products to treat an expanding array of medical conditions.

        Medtronic was founded in 1949, incorporated as a Minnesota corporation in 1957 and today serves physicians, clinicians and patients in more than 120 countries worldwide. Beginning with the development of the heart pacemaker in the 1950s, we have assembled a broad and diverse portfolio of progressive technology expertise both through internal development of core technologies as well as acquisitions. We remain committed to a mission written by our founder more than 40 years ago that directs the Company "to contribute to human welfare by application of biomedical engineering in the research, design, manufacture and sale of products that alleviate pain, restore health and extend life."

        With approximately 28,000 dedicated employees worldwide personally invested in supporting our mission, our success in leading global advances in medical technology is rooted in several key strengths:

  •
  Broad and deep technological knowledge of microelectronics, implantable devices and techniques, power sources, coatings, materials, programmable devices and related areas, and a tradition of technological pioneering and breakthrough products that not only yield better medical outcomes, but more cost-effective therapies.

  •
  High product quality standards, backed with stringent systems to ensure consistent performance that meets or surpasses customers' expectations.

  •
  Strong professional interaction and collaboration with customers, extensive educational programs designed for the medical community and thorough clinical research.

  •
  Full commitment to superior patient and customer service.

  •
  Long experience with the regulatory process and sound working relationships with regulators, including leadership roles in helping shape policy.

  •
  A proven financial record of sustained growth and continual introduction of new products.

        Our strategic objective is to provide patients and the medical community with comprehensive, life-long solutions for the management of chronic disease. Our key strengths parallel the following basic, but well-implemented, strategies that guide Medtronic's growth and success:

  •
  Increase market share in core product lines.

  •
  Meet unmet medical needs by leveraging Medtronic technologies.

  •
  Broaden our geographical presence in developed and developing markets.

  •
  Selectively merge with market leaders that complement or expand our broad base of market leadership in our core areas of interest and expertise, and acquire or invest in breakthrough technologies, to treat an increasing number of chronic diseases.

  •
  Ensure that people who could benefit from our device therapies increasingly have access to them.

        In this decade, we anticipate that technology advancements, the internet and increasing patient participation in treatment decisions will transform the nature of healthcare services and will result in better care at lower cost to the healthcare system and greater quality of life and convenience to the patient.

Cardiac Rhythm Management

        Our Cardiac Rhythm Management business, which had a number of new product introductions in the past year, offers physicians and their patients a broad and technologically advanced product line to treat bradycardia, tachyarrhythmias and heart failure. We also offer external defibrillators, electrophysiology catheters, navigation systems and information systems to better manage patient care. The primary conditions addressed by this business and the principal products offered are described below.

    Conditions Treated

        Natural electrical impulses stimulate the heart's chambers (atria and ventricles) to rhythmically contract and relax with each heartbeat. Irregularities in the heart's normal electrical signals can result in debilitating and life-threatening conditions, including heart failure and sudden cardiac arrest, one of the leading causes of death in the U.S. Physicians rely on our cardiac rhythm management products to correct these irregularities and restore the heart to its normal rhythm. Our cardiac rhythm management products are designed to treat a broad range of heart conditions including those described below.

  •
  Bradycardia — an abnormally slow or unsteady heart rhythm

  •
  Tachyarrhythmia — heart rates that are too fast or irregular, including ventricular tachycardia and ventricular fibrillation, which occur in the ventricles (the lower chambers of the heart) and can lead to sudden cardiac arrest, as well as atrial arrhythmias, or rapid and inconsistent beating of the atria (the upper chambers of the heart), which can affect blood flow to the body and increases the risk of stroke

  •
  Heart Failure — inability of the heart to efficiently pump enough blood to meet the body's needs, characterized by difficulty breathing, chronic fatigue and fluid retention

        The table above sets forth the net sales of our cardiac rhythm management products as a percentage of our total net sales for each of the last three fiscal years.

    Principal Products

        Medtronic is a pioneer and the market leader in the development of implantable devices used to restore normal rhythms of the heart. We offer the broadest array of products in the industry for the diagnosis and treatment of heart rhythm disorders and heart failure. In the past year we have introduced new families of pacemakers, defibrillators and heart failure devices, as well as new leads and other devices. Because many patients exhibit multiple heart rhythm problems, we have developed implantable devices that specifically address complex combinations of arrhythmias. In addition to implantable devices, we also provide external defibrillators, electrophysiology catheters and information systems for the management of patients with our devices. Our cardiac rhythm management devices are currently implanted in more than 2 million patients worldwide.

Implantable Cardiac Rhythm Devices.

        Bradycardia is an abnormally slow or unsteady heart rhythm (usually less than 60 beats per minute) that causes symptoms such as dizziness, fainting, extreme fatigue and shortness of breath. Every year, thousands of patients are diagnosed with bradycardia, and the only known treatment for this condition is a cardiac pacemaker. More than 9 million people worldwide with access to health care suffer from bradycardia, yet only 40% of these patients receive pacemakers. These devices, such as the new Kappa® 900 pacemaker series, are battery-powered and implanted in the chest, and treat bradycardia by delivering electrical impulses to stimulate the heart to beat more frequently. Kappa 900 series has advanced diagnostic capabilities that gather information about heart activity that will allow physicians to make better patient management decisions. The electrical impulses generated by a pacemaker are carried to the treatment site of the heart by one or more leads, or insulated wires. We offer the broadest array of leads in the market. Our dual-chamber pacemakers maintain synchronized timing between the upper and lower chambers of the heart to ensure efficient blood flow. More than 90% of our pacemakers are rate-responsive, adjusting the rate of pacing to the level of the patient's activity. For people who suffer from recurrent and irregular fainting spells and have been unable to determine the cause through traditional diagnostic tests, our Reveal® Insertable Loop Recorder can provide answers that lead to treatment. Inserted just under the skin, the Reveal recorder continuously monitors heart rhythm for up to 14 months. This information can be played back after a fainting episode. The Reveal recorder is the only device of its kind available on the market today.

        Tachyarrhythmia is a condition where the heart beats much faster than normal, sometimes between 100 and 400 beats per minute. Symptoms include shortness of breath, dizziness, sudden weakness, fluttering in the chest, lightheadedness and fainting. Two types of arrhythmias (ventricular tachycardia and ventricular fibrillation) begin in the lower chambers of the heart (the ventricles) and can be life-threatening. More than 1.4 million people with access to healthcare suffer from this condition worldwide, yet less than 20% receive device-based therapies. This abnormal condition of the heart could lead to sudden cardiac arrest, which is one of the most common causes of death. Implantable cardioverter defibrillators ("ICDs") are the first line of therapy to prevent sudden cardiac arrest. ICDs use electrical impulses to correct heart rhythm irregularities, continuously monitoring the heart until an arrhythmia is detected and then providing a burst of energy to restore the heart to its natural rhythm. ICDs are also connected to the heart by insulated lead wires. Arrhythmias that begin in the upper chambers (the atria), such as atrial fibrillation, can affect the quality of life and, if left untreated, can lead to strokes. There are an estimated 1 million people with access to healthcare who are currently untreated for this kind of arrhythmia.

        Medtronic offers the most comprehensive product choices to treat various kinds of tachyarrhythmias. The Marquis™ DR ICD, released in March 2002, is our most advanced defibrillator, with shorter charge times for increased patient safety and improved longevity for less frequent replacement. The new platform Marquis™ DR also has features such as Cardiac Compass™, which helps physicians monitor cardiac disease progression for more effective treatment. For patients who suffer from both ventricular and atrial tachyarrhythmias, the GEM® III AT defibrillator offers therapy for both of these conditions. Our recently released 6947 Sprint Quattro™ Lead was the first downsized quadripolar lead available in the market. An important study of the effectiveness of ICD therapy for heart attack survivors published in March 2002 showed that ICDs reduced mortality by 30% as compared to those receiving conventional treatment.

        Heart failure is a major and growing health problem, with nearly 5 million Americans currently diagnosed and up to 550,000 new cases each year, contributing to the estimated $40 billion spent annually to manage the disease in the U.S. alone. Worldwide, approximately 22 million people suffer from heart failure. For these patients, we offer devices that provide cardiac resynchronization therapy ("CRT"), a new therapy that improves the efficiency of the heart by synchronizing the contractions of multiple heart chambers. Our InSync® CRT system, along with several models of our Attain™ left-heart leads, was the world's first tri-chamber heart device and is commercially available in Europe and the U.S. In June 2002, the New England Journal of Medicine published results of the MIRACLE (Multi-Center InSync Randomized Clinical Evaluation) study, demonstrating, among other things, that patients receiving cardiac resynchronization therapy from our InSync device had 50% fewer hospitalizations and 77% fewer hospital days related to heart failure than those in the control group. For patients with more complex heart failure conditions, our InSync® ICD device, approved by the United States Food and Drug Administration ("USFDA") in June 2002, provides cardiac resynchronization therapy for heart failure plus advanced defibrillation capabilities for patients who are also at risk for potentially lethal tachyarrhythmias that may lead to sudden cardiac arrest. In heart failure patients, sudden cardiac arrest occurs at six to nine times the rate of the general population. In May 2002, the USFDA approved the Attain™ Over-the-Wire lead for market release. The lead, specially designed to provide easier left-heart access, gives physicians an additional tool to meet the key challenge in cardiac resynchronization, which is precisely-timed delivery of electrical stimulation to both sides of the heart to optimize the beating action of the ventricles.

        We also have third- and fourth-generation heart failure devices in development. The InSync® III device, which has advanced programming functions to help physicians better manage heart failure patients, is available in Europe and is currently under clinical evaluation in the United States. Our InSync® Marquis™ system, currently in clinical trials, is based on the Marquis family platform and offers both cardiac resynchronization and defibrillation therapies.

        All of our implantable cardiac rhythm devices are designed to allow physicians to use our external programmers to adjust monitoring capabilities, electrical pulse intensity, rate, duration and other characteristics. Our new Medtronic CareLink™ Model 2090 Programmer with Remote View™ capability, approved by the USFDA in March 2002, enables physicians to consult with specialists in different locations by transferring a real-time image of the programming screens to the specialist via the Internet.

        Patient Management.    To achieve optimal results from our cardiac rhythm devices, physicians must obtain the diagnostic and therapeutic information recorded and stored by the device and adjust the performance of the device to meet the individual needs of each patient. This is generally done through office visits that increase healthcare costs and can inconvenience patients. Our Medtronic CareLink™ Patient Management Network was developed to allow physicians to evaluate patient information provided via the internet, offering the potential for more efficient chronic disease management and better patient outcomes. The CareLink Network is the first internet-based medical information system that allows patients to download information collected by their devices over a standard telephone line to a secure website for clinicians. Clinicians access their patients' data by logging onto the clinician website. With the information obtained through the CareLink Network, the physician can determine whether or not the device is operating at optimal parameters. If not, the physician can arrange to meet the patient and adjust the operation of the device with an external programmer. Although currently the CareLink Network is USFDA approved only for our GEM family of ICDs, it is designed to support all of our implanted cardiac rhythm devices as future USFDA approvals are obtained. In January 2002, we acquired Paceart, a leader in database systems for pacemakers, implantable defibrillators and arrhythmia management systems. Paceart, complemented by our CareLink Patient Management Network, provides offerings for increasing clinic capacity for patient monitoring and follow-up.

        External Defibrillators.    Nationally, the survival rate for victims of sudden cardiac arrest is less than 5% because the average response time to an emergency call for help is six to 12 minutes. Chances of survival are reduced significantly if the victim is not treated within five minutes. Our LIFEPAK® series offers a broad range of external defibrillators for multiple user needs and environments ranging from hospitals to emergency medical units to public places such as airports, sports arenas, schools and workplaces. Today there are more than 350,000 LIFEPAK devices distributed worldwide.

        By developing products, such as those for heart failure, that provide therapies for previously untreated heart arrhythmic conditions, we demonstrate our continued dedication to treating people with chronic disease and restoring them to fuller lives.

    Customers and Competitors

        The primary medical specialists who use our implanted cardiac rhythm devices include electrophysiologists, implanting cardiologists and cardiovascular surgeons. We hold a leading market position among implantable cardiology device manufacturers. Our primary competitors in this business are Guidant Corporation and St. Jude Medical, Inc.

Vascular

        We are committed to building upon our competitive position in the vascular marketplace by developing and acquiring market-leading products and technologies to treat vascular disease. The conditions treated by this business and the principal products produced by this business are described below.

    Conditions Treated

        Our vascular business offers minimally invasive products for the treatment of coronary vascular disease as well as diseases and conditions of the peripheral (non-coronary) arteries. Coronary vascular disease and peripheral vascular disease are described below.

  •
  Coronary artery disease — deposits of cholesterol and other fatty materials (plaque) on the walls of the heart's arteries, causing narrowing or blockage of the vessel and reducing the blood supply to the heart

  •
  Peripheral vascular disease — narrowing or blockage of arteries or veins outside the heart

  •
  Abdominal aortic aneurysm (AAA) — weakening and ballooning of the abdominal aorta

        The table to the right sets forth the net sales of our vascular products as a percentage of our total net sales for each of the last three fiscal years.

    Principal Products

        Our vascular products include coronary and peripheral stents and related delivery systems, stent graft systems to treat abdominal aortic aneurysm, distal embolic protection systems and a broad line of balloon angioplasty catheters, guide catheters, guidewires, diagnostic catheters and accessories.

        Coronary Stents.    If a blockage in a coronary artery prevents the heart from receiving sufficient oxygen, the heart cannot function properly and a heart attack or stroke may result. Coronary artery disease is commonly treated with balloon angioplasty, a procedure using a thin, flexible tube, called a catheter, that is threaded through the coronary artery system to the site of the arterial blockage. A balloon on the end of the catheter is inflated, pressing the obstructive plaque against the wall of the vessel to improve blood flow. We offer a variety of balloon angioplasty catheters, including our Stormer™Over-The-Wire Balloon Dilatation Catheter system which received USFDA clearance for U.S. commercial sales in May 2002.

        Following balloon angioplasty, physicians often place coronary stents at the blockage site to prop open diseased arteries to maintain blood flow to the heart. Stents are cylindrical, wire-mesh devices small enough to insert into coronary arteries. We offer a variety of coronary stents, including our S7™ Coronary Stent System and its next generation, the Driver™Coronary Stent System, currently in clinical trials.

        We are continuing development work on a new delivery system for use in either balloon angioplasty or stent delivery. This new delivery system represents a fundamental shift from existing technologies. We expect to begin clinical trials in Europe later this summer and we anticipate that the new delivery system will be available in the U.S. in late fiscal 2003. The decrease in vascular net sales in fiscal 2002 was primarily due to a September 2001 court order that required us to stop selling our line of rapid exchange perfusion delivery systems in the U.S. after finding that our systems infringed a competitor's patent. We continue to offer all of our coronary stents with other delivery systems in the U.S. and with rapid exchange delivery systems outside the U.S.

        Coating Technologies.    Like other companies in the stent market, we are developing stents with drug coatings, known as drug-eluting stents, to inhibit the re-narrowing or re-clogging of arteries, known as restenosis, after balloon angioplasty or placement of a stent. Although no drug-eluting stents have been commercially released in the U.S. market yet, they have become a significant competitive factor in the worldwide market for stents. Evidence of the effectiveness of drug-eluting stents in preventing restenosis is preliminary. In May 2002, we entered into an agreement with Abbott Laboratories that grants us co-exclusive use of Abbott's proprietary immunosupressant drug ABT-578 (a rapamycin analog) in our drug-eluting stent program, as well as the phosphoryl choline (PC) coating Abbott has licensed from Biocompatibles International PLC for use in conjunction with ABT-578. This proprietary biocompatible polymer has been shown in clinical studies to be a safe polymeric drug-eluting platform.

        In exchange for use of these coating systems, we have agreed to supply Abbott with our current over-the-wire stent delivery systems worldwide and our rapid exchange stent delivery systems outside the United States as well as our new single operator stent delivery system currently undergoing preclinical testing in the United States.

        Distal Embolic Protection System.    Our GuardWire Plus™ Temporary Occlusion and Aspiration System is designed to capture debris that might otherwise flow downstream toward the heart, where it may result in complications such as a heart attack or stroke. The system consists of a balloon-tipped guide wire which is inflated briefly to stop blood flow and prevent the escape of any material dislodged from the wall of the vessel during balloon angioplasty or placement of a stent. This debris is then removed from the blood vessel by using our Export® Aspiration Catheter before the balloon of the GuardWire Plus is deflated and blood flow restored. The GuardWire Plus system received USFDA clearance for marketing in the U.S. in June 2001. It is the first embolic protection system commercially available in the U.S. and is indicated for use in diseased saphenous vein graft interventions for individuals whose saphenous veins were used as grafts in prior coronary artery bypass surgery.

        Endovascular Stent Grafts and Peripheral Stents.    Our vascular product line includes a range of endovascular stent grafts and other peripheral vascular products. These include the AneuRx® and Talent™ stent grafts for minimally invasive abdominal aortic aneurysm repair. The AneuRx stent graft system is available in the United States and Europe while the Talent stent graft system is available only in Europe. We also offer balloon expandable and self-expanding biliary stents that are designed to maintain bile flow in liver ducts restricted or blocked by malignant tumors. Our Bridge™ Assurant™ Balloon-Expandable Stent Delivery System for biliary treatment was commercially released in the U.S. in May 2002.

    Customers and Competitors

        The primary medical specialists who use our products treating coronary vascular disease are interventional cardiologists, while products treating peripheral artery disease may be used by interventional radiologists, vascular surgeons and interventional cardiologists. Our primary competitors in the vascular business are Boston Scientific Corporation, Guidant Corporation and Johnson & Johnson.

Cardiac Surgery

        Our cardiac surgery business offers a broad range of products for use by cardiac surgeons in the operating room. Together our cardiac surgery, cardiac rhythm management and vascular businesses offer an extensive array of products and services for cardiac care. The conditions treated by our cardiac surgery business and its principal products are described below.

    Conditions Treated

        Our cardiac surgery products are used in the treatment of the conditions described below.

  •
  Coronary artery disease — in patients who cannot be effectively treated with angioplasty or stents

  •
  Heart valve disease — disease of, or damage to, the heart valves that limits the heart's ability to pump blood, including stenosis, or narrowing of the valve opening, and regurgitation, where the valve may not close completely

        When physicians determine that they cannot effectively treat a blockage in a coronary artery using balloon angioplasty or stents, they typically turn to cardiac surgery to address the problem. The most common surgical procedure used to treat blockage in a coronary artery is a coronary artery bypass graft ("CABG"). In a CABG procedure, surgeons reroute the blood flow around the blockage by attaching a graft, usually from an artery or vein from another part of the patient's body, as an alternative pathway to the heart. Approximately 850,000 bypass procedures are performed each year worldwide.

        The table above sets forth the net sales of our cardiac surgery products as a percentage of our total net sales for each of the last three fiscal years.

    Principal Products

        Our cardiac surgery products consist of positioning and stabilization systems for beating heart surgery, perfusion systems for arrested heart surgery, products for the repair and replacement of heart valves and surgical accessories.

        Beating Heart Surgery.    Increasingly, physicians are performing coronary artery bypass surgery on the beating heart to avoid the complexity and potential risks of stopping the heart. To assist physicians performing beating heart surgery, we offer positioning and stabilization technologies. Our Starfish™ 2 Heart Positioner, commercially released in the U.S. in May 2002, uses suction technology to gently lift and position the beating heart to expose arteries on any of its surfaces. The Starfish heart positioner is designed to work in concert with our Octopus® 3 tissue stabilizer, which holds a small area of the cardiac surface tissue nearly stationary while the surgeon is suturing the bypass grafts to the arteries. It is currently estimated that beating heart surgeries make up about 25% of the 350,000 coronary artery bypass surgeries that take place in the U.S. each year.

        Arrested Heart Surgery.    In a conventional coronary artery bypass procedure, the patient's heart is temporarily stopped, or arrested. The patient is placed on a circulatory support system that replaces the patient's heart and lungs and provides blood flow to the body. We offer a complete line of blood-handling products that form this circulatory support system and that maintain and monitor blood circulation and coagulation status, oxygen supply and body temperature during open heart surgery. As beating heart surgery has become more popular, the market for arrested heart surgery products has been declining. For patients undergoing cardiac surgery, our Cardioblate™ device is designed to allow surgeons to efficiently restore a normal heart rhythm by neutralizing the cells causing troublesome electrical activity.

        Heart Valves.    Our heart valve product line includes tissue and mechanical valves and repair products for damaged or diseased heart valves. Our Mosaic® bioprosthetic heart valve is a reduced-profile valve engineered from porcine tissue incorporating a proven flexible stent. The low profile and flexibility of the stent make it easier for the surgeon to implant the valve. We also market other tissue and mechanical heart valves to replace the heart's aortic and mitral valves. The market continues to shift from mechanical to tissue valves, which is beneficial to us because of our broad selection of tissue valve products.

    Customers and Competitors

        The principal medical specialists who use our cardiac surgery products are cardiac surgeons. Our primary competitors in the cardiac surgery business are Edwards LifeSciences Corporation, Guidant Corporation, Johnson & Johnson and St. Jude Medical, Inc.

Neurological and Diabetes

        The neurological and diabetes business is comprised of market-leading franchises in neurological, neurologic technologies, diabetes, gastroenterology and urology. The conditions treated by our neurological and diabetes business and its principal products are described below.

    Conditions Treated

        Our neurological and diabetes business offers products for the treatment of the conditions described below.

  •
  Neurological disorders — including chronic pain, Parkinson's disease, tremor, spasticity, hydrocephalus and traumatic brain injury

  •
  Diabetes — inability to control blood glucose levels resulting from a failure of the pancreas to produce sufficient insulin or the body's inability to properly use insulin

  •
  Gastroenterology and Urology — including gastroparesis, gastroesophageal reflux disease, incontinence and enlarged prostate (benign prostatic hyperplasia)

        The table above sets forth the net sales of our neurological and diabetes products as a percentage of our total net sales for each of the last three fiscal years. The increase in fiscal 2002 net sales was mainly due to the acquisition of our diabetes business in August 2001, as described below under "Diabetes."

    Principal Products

        Our neurological and diabetes products consist of therapeutic and diagnostic devices, including implantable neurostimulation systems, external and implantable drug administration devices, continuous glucose monitoring systems, hydrocephalic shunts and drainage devices, surgical instruments and functional diagnostic equipment.

        Neurological.    Medtronic is a pioneer in the field of restorative neuroscience using site-specific neurostimulation and drug delivery to modulate and restore the normal function of the central nervous system. We produce implantable systems that deliver drugs or electrical stimulation to the spinal cord and brain to treat pain and movement disorders. In January 2002, the USFDA approved the Activa® Parkinson's Control Therapy for commercial release in the U.S. to relieve the debilitating slowness, stiffness, shaking and abnormal, involuntary movements that are common symptoms of advanced Parkinson's disease. The Activa system delivers carefully controlled pulses of electrical stimulation to precisely targeted areas of the brain using an implanted medical device similar to a cardiac pacemaker. The Kinetra™ neurostimulator provides dual-channel brain stimulation for bilateral treatment of both Parkinson's disease and Essential Tremor through a single device. We began commercial sales of the Kinetra neurostimulator throughout Europe and Canada in October 1999. The Kinetra neurostimulator is awaiting USFDA clearance in the U.S.

        We are the market leader and primary innovative force in the field of spinal cord stimulation for the treatment of chronic pain. The Synergy Versitrel™ implantable neurostimulator approved by the USFDA in January 2002 is designed to treat patients with chronic debilitating pain and joins our Synergy™ and Itrel®3 neurostimulator offerings. The Synergy and Synergy Versitrel systems deliver neurostimulation through one or two leads surgically placed near the spinal cord. Stimulation patterns are adjustable along multiple parameters, with the stimulation levels delivered by each lead controlled separately. Pain-relieving stimulation is felt as a slight tingling sensation. We also offer hand-held programmers or controllers for patients with our Activa, Kinetra, Synergy Versitrel, Synergy and Itrel 3 devices.

        We offer a complete line of implantable drug delivery systems, including both programmable and fixed-rate devices that are used to treat chronic malignant and non-malignant pain, spasticity and colorectal cancer that has spread to the liver. The SynchroMed® EL drug delivery system is a small, programmable, implantable drug pump that is placed in the abdomen together with a catheter that delivers medication directly to the fluid-filled area that bathes the spinal cord. By delivering precise doses of medication directly to the central nervous system, the SynchroMed EL drug delivery system reduces the amount of medication necessary to control pain and spasticity, thereby minimizing undesirable side effects. The SynchroMed system is programmable to deliver pre-determined dosages of medication. The handheld N'Vision™ Programmer, commercially released in Europe in May 2002, is a common programmer platform intended for use with all of our neurostimulators, InterStim® stimulators, Enterra™ stimulators and SynchroMed drug pumps. The Personal Therapy Manager™, also commercially released in Europe in May 2002, allows patients to adjust their dose within physician prescribed limits to optimize pain control or spasticity management. The N'Vision Programmer and the Personal Therapy Manager are awaiting USFDA approval in the U.S.

        We are the market leader in medical technology for the management of cerebrospinal fluid. In February 2002, the USFDA cleared for U.S. commercial release our Strata™ valve used in the treatment of hydrocephalus, an abnormal accumulation of cerebrospinal fluid in the ventricles of the brain. The Strata valve is a hydrocephalic shunt that diverts excess cerebrospinal fluid from the brain cavity to the abdomen where it becomes reabsorbed by the body. Each year, about 160,000 people worldwide receive a hydrocephalic shunt. The Strata™ valve was commercially released in Europe in February 2000.

        Our neurological product group also includes powered surgical tools, including pneumatic instrumentation for surgical dissection of bones, biometals, bioceramics and bioplastics, as well as instruments for use in orthopedic, otolaryngological, maxillofacial and craniofacial procedures.

        Diabetes.    We entered the diabetes market in August 2001 with the acquisition of MiniMed Inc. and Medical Research Group described under "Acquisitions and Investments" below.

        More than 150 million people are afflicted with diabetes worldwide, with about 20 million in the U.S. In people with diabetes, the body cannot properly use energy from food. Type 1 diabetes occurs when the pancreas is unable to produce insulin. In order to survive, a person must administer insulin using injections or an insulin pump. Type 2 diabetes results from the body's inability to make enough or properly use insulin. The key to managing diabetes is to maintain tight control of blood glucose levels. If not well-managed, diabetes can lead to blindness, kidney failure and amputation. In addition, it is a major factor in both heart disease and impotence. Diabetes is the most costly chronic condition facing America's healthcare system, with more than $100 billion spent annually on diabetes and its complications, including $44 billion in direct medical costs.

        With the acquisitions of MiniMed Inc. and Medical Research Group in August 2001, we are now the leader in advanced device-based medical systems for the treatment of diabetes. Our products are used for intensive insulin management and include external pumps and related disposables, a continuous glucose monitoring system, an implantable insulin pump (currently approved for distribution in Europe but not yet cleared for marketing in the U.S.) and an implantable glucose sensor, which is in clinical trials. Currently, our pumps are available for use by Type 1 diabetes patients. In February 2002, we announced the U.S. market launch of our Paradigm™ insulin infusion pump. The Paradigm pump joined our existing Model 508 pump, currently the leading choice in insulin pump therapy. Pump wearers can deliver insulin without accessing the pump by using a hand-held remote programmer. The Paradigm pump is the smallest full-featured pump available on the market and the easiest to use. Worn on a belt like a pager, the Paradigm insulin infusion pump offers a simplified and intuitive menu system to program insulin delivery, making it easier for people with diabetes to manage their disease without injections. Because pump therapy is more predictable than injections of longer-acting insulin, it helps diabetes patients to better control their glucose levels within a near-normal range, offering both short-term and long-term health benefits.

        Gastroenterology and Urology.    Our diagnostic and therapeutic products for gastroenterology and urology include Enterra™ Therapy for gastroparesis, Bravo™ pH monitoring system and Gatekeeper Reflux Repair System™ for the evaluation and treatment, respectively, of gastroesophageal reflux disease (GERD), or acid reflux, InterStim Therapy for urinary and bowel control, TUNA® (transurethral needle ablation) therapy for enlarged prostate and functional diagnostic equipment. We entered the GERD market with the acquisition of Endonetics, Inc., in December 2001 and the enlarged prostate market with the acquisition of VidaMed, Inc. in April 2002 described under "Acquisitions and Investments" below.

        In May 2002, we began U.S. commercial sales of the Bravo pH monitoring system, the first catheter-free diagnostic system for measuring acid levels in the esophagus to evaluate GERD. A common disorder that is frequently misdiagnosed, GERD is caused when the lower esophageal sphincter that separates the stomach from the esophagus becomes weak and ineffective, allowing stomach contents to flow back, or reflux, into the esophagus. The Gatekeeper Reflux Repair System for the non-invasive treatment of GERD is undergoing clinical trials in the United States and Europe.

        Our InterStim Therapy for Urinary Control treats urinary retention and symptoms of an overactive bladder, including urinary urge incontinence and significant symptoms of urgency-frequency, by delivering mild electrical impulses to the sacral nerves with an implantable medical device similar to a cardiac pacemaker. The sacral nerves, located in the lower back, influence bladder function. Reimbursement in the U.S. for InterStim Therapy increased threefold in January 2002 to reflect more accurately the time, resources and expertise associated with implanting these devices. The improved reimbursement rate acknowledges the value of sacral nerve stimulation to treat urinary control problems and will help broaden the use of the treatment for more patients.

        TUNA, or transurethral needle ablation, is designed to treat benign prostatic hyperplasia ("BPH"), an aggressive and naturally occurring condition that enlarges the prostate gland, afflicting up to 23 million men worldwide. TUNA is a non-surgical procedure that uses low-level, precisely controlled radio frequency energy to diminish prostate tissue while protecting adjacent structures from harm. TUNA reduces the risk of side effects, such as incontinence and impotence, often associated with transurethral resection of the prostrate, the standard surgical treatment for BPH.

    Customers and Competitors

        The primary medical specialists who use our neurological products are neurosurgeons, neurologists and pain management specialists and those who use our neurologic technology products are neurosurgeons and orthopedic spine surgeons. The primary medical specialists who use our diabetes products are endocrinologists and internists and those who use our gastroenterology and urology products are urologists, urogynecologists and gastroenterologists. Our primary competitors for neurological products are Advanced Neuromodulation Systems, Inc. and Arrow International, Inc. Our primary competitors for neurologic technology products are Johnson & Johnson, Stryker Corporation and Anspach Companies. Our primary competitors for diabetes products are Disetronic Medical Sytems, Inc. and Animas Corporation. Our primary competitors for gastroenterology and urology products are Boston Scientific Corporation and Urologix, Inc.

Spinal and Ear, Nose and Throat ("ENT")

        We offer a range of products and therapies to treat a variety of disorders of the cranium and spine that often dramatically affect the quality of life and to treat diseases and conditions affecting the ear, nose and throat. The conditions treated, and products offered, by this business are described below.

    Conditions Treated

        Our Spinal and ENT business offers products for treatment of the conditions described below.

  •
  Spinal disorders — herniated disc, congenital spine disorders, degenerative disc disease, tumor, trauma/fracture and stenosis

  •
  Ear, Nose and Throat — diseases and conditions affecting the ear, nose and throat

        The table to the right sets forth the net sales of our Spinal and ENT products as a percentage of our total net sales for each of the last three fiscal years.

    Principal Products

        Spinal and ENT products which are used in surgical procedures of the head and spine include thoracolumbar, cervical and interbody spinal devices, surgical navigation tools and surgical products used by ENT physicians.

        Spinal.    We produce devices, instruments, computer-assisted visualization products and biomaterials used by spine surgeons, orthopedic surgeons and neurosurgeons in the treatment of disorders of the cranium and spine, including a wide range of sophisticated internal bone fixation devices. More than 150,000 Americans undergo spinal fusion each year to treat low back pain and other spinal problems. Spinal fusions, currently one of the most common types of spine surgery, essentially "weld" two or more vertebrae together to eliminate pain caused by movement of the unstable vertebrae. We also offer a range of fixation and fusion products used in such procedures.

        Our spinal business leads the industry in the development of Minimal Access Spinal Technologies (MAST). The introduction of the METRx™ Microdiscectomy System used to treat herniated discs and the CD HORIZON® SEXTANT™ Spinal System used for minimally invasive fixation of the lumbar spine are examples of ongoing efforts in this area to provide better alternatives to conventional surgery.

        In July 2002, we received USFDA approval of our INFUSE™ Bone Graft used with the LT-CAGE™ Lumbar Tapered Fusion Device for treatment of certain types of spinal degenerative disc disease, a common cause of low back pain. The INFUSE Bone Graft contains a recombinant human bone morphogenetic protein or rhBMP-2, which induces the body to grow its own bone where needed, eliminating the need for a painful second surgery to harvest bone from elsewhere in the body. This product resulted from a strategic alliance with Genetics Institute (now Wyeth BioPharma) and demonstrates our commitment to the advancement of science in the spine field.

        Our image-guided surgery systems use sophisticated multi-dimensional imaging and navigation technologies that enable neurosurgeons to optimize their surgical plans and use this advanced surgical information during the procedure and delivery of therapies. Our FluoroNav® and iON™ fluoroscopic navigation systems enable intra-operative visualization and navigation for spinal and orthopedic procedures, while significantly reducing radiation exposure for patients, physicians and operating room staff. These advanced imaging and navigation technologies enable physicians to perform safer, less invasive surgical procedures that improve outcomes.

        Ear, Nose and Throat.    We are the leading provider of products for ENT surgical specialists, offering the broadest product line for the surgical treatment of ENT disorders, including powered systems for tissue removal and sinus micro-endoscopy, image-guided surgery systems, nerve monitoring systems, implantable devices and biomaterials. Our Meniett™ pulse generator is used for the treatment of Meniere's disease, a disorder of the inner ear that causes vertigo, tinnitus and hearing loss. The Meniett device is used to normalize the hydrodynamic system of the inner ear.

    Customers and Competitors

        The primary medical specialists who use our spinal products are spine surgeons, orthopedic surgeons and neurosurgeons and those who use our ENT products are ENT surgeons (otorhinolaryngologists). Our primary competitors in the spinal business are Johnson & Johnson, Synthes-Stratec, Inc. and Sulzer A.G. and in the ENT business are Gyrus Group PLC and Stryker Corporation.

Research and Development

        Our research and development staff regularly works with clinicians and medical and academic institutions in the development of new technologies and the evaluation and testing of our products. These relationships are valuable in generating data necessary for regulatory compliance. We spent the following amounts on research and development: $646.3 million in fiscal 2002 (10.1% of net sales), $577.6 million in fiscal 2001 (10.4% of net sales), and $488.2 million in fiscal 2000 (9.7% of net sales). These funds have been applied toward improving existing products and therapies, expanding their applications for use and developing new products.

        The markets in which we participate are subject to rapid technological advances. Constant improvement of products and introduction of new products is necessary to maintain market leadership. Our research and development efforts are directed toward maintaining or achieving technological leadership in each of the markets we serve in order to assure that patients using our devices and therapies receive the most advanced and effective treatment possible. We have not engaged in significant customer- or government-sponsored research.

Acquisitions and Investments

        Our strategy to provide a broad range of therapies to restore patients to fuller, healthier lives requires a wide variety of technologies, products and capabilities. The rapid pace of technological development in the medical industry and the specialized expertise required in different areas of medicine make it difficult for one company alone to develop a broad portfolio of technological solutions. In addition to internally generated growth through our research and development efforts, we have historically relied, and expect to continue to rely, upon acquisitions, investments and alliances to provide access to new technologies both in areas served by our existing businesses as well as in new areas.

        We expect to make future investments or acquisitions where we believe that we can stimulate the development of, or acquire, new technologies and products to further our strategic objectives and strengthen our existing businesses. Mergers and acquisitions of medical technology companies are inherently risky and no assurance can be given that any of our previous or future acquisitions will be successful or will not materially adversely affect our financial condition or operating results.

        In August 2001, we acquired MiniMed Inc. and a related company, Medical Research Group, Inc., for a total of approximately $3.8 billion in cash. With these acquisitions we became a leading provider of external programmable insulin pumps and continuous glucose monitoring systems, and a leader in the development of implantable insulin pumps and glucose sensors.

        In December 2001, we acquired Endonetics, Inc., a privately held company, for approximately $67 million in cash. Endonetics develops diagnostic and therapeutic devices to manage gastrointestinal conditions, including the Bravo pH monitoring system for patients experiencing or suspected of having gastroesophageal reflux disease. We acquired Endonetics to accelerate our entry into the gastrointestinal market.

        In April 2002, we acquired VidaMed, Inc. for approximately $329 million in cash. With VidaMed's TUNA system for the non-surgical treatment of enlarged prostate glands, we added a significant product to our urology business.

        In April 2002, we also acquired the remaining equity in a joint venture it had formed to distribute spinal products in Japan for $128 million in cash, of which $58 million will be paid over the next seven years.

        In June 2002, we entered into an agreement to acquire Spinal Dynamics Corporation ("SDC"), a developer of an artificial cervical disc that can provide greater neck mobility after surgery. Currently, this product is available in Europe and under clinical review in the U.S. The transaction is valued at approximately $270 million and is expected to be completed during the second quarter of fiscal 2003.

Markets and Distribution Methods

        We sell most of our medical devices through direct sales representatives in the U.S. and a combination of direct sales representatives and independent distributors in international markets. The main target markets for our medical devices are the U.S., Western Europe and Japan. Our primary customers include physicians, hospitals, other medical institutions and group purchasing organizations.

        Our marketing and sales strategy is focused on rapid, cost-effective delivery of high-quality products to a diverse group of customers worldwide. To achieve this objective, we organize our marketing and sales teams around physician specialties. This focus enables us to develop highly knowledgeable and dedicated sales representatives who are able to foster close professional relationships with physicians and other customers, and fosters our ability to cross-sell complementary products. We believe that we maintain excellent working relationships with physicians and others in the medical industry that enable us to gain a detailed understanding of therapeutic and diagnostic developments, trends and emerging opportunities, and to respond quickly to the changing needs of physicians and patients. We attempt to enhance our presence in the medical community through active participation in medical meetings and by conducting comprehensive training and educational activities. We believe that these activities contribute to physician expertise and loyalty to our products.

        In keeping with the increased emphasis on cost-effectiveness in healthcare delivery, the current trend among hospitals and other customers of medical device manufacturers is to consolidate into larger purchasing groups to enhance purchasing power. As a result, transactions with customers have become increasingly significant and more complex and tend to involve more long-term contracts than in the past. This enhanced purchasing power may also lead to pressure on pricing and increased use of preferred vendors. We are not dependent on any single customer for more than 10% of our revenue.

Patents and Licenses

        We rely on a combination of patents, trademarks, copyrights, trade secrets and confidentiality agreements to establish and protect our proprietary technology. We have filed and obtained numerous patents in the U.S. and abroad, and regularly file patent applications worldwide in our continuing effort to establish and protect our proprietary technology. In addition, we have entered into exclusive and non-exclusive licenses relating to a wide array of third-party technologies. We have also obtained certain trademarks and trade names for our products to distinguish genuine Medtronic products from our competitors' products, and we maintain certain details about our processes, products and strategies as trade secrets. Our efforts to protect our intellectual property and avoid disputes over proprietary rights have included ongoing review of third party patents and patent applications.

        There can be no assurance that pending patent applications will result in issued patents, that patents, trademarks or trade names issued to us or patents licensed by us will not be challenged or circumvented by competitors, or that such patents, trademarks or trade names will be found to be valid or sufficiently broad to protect our proprietary technology or to provide us with a competitive advantage. Although our intellectual property rights are important to our success, our business as a whole is not materially dependent on any particular patent or license.

        We operate in an industry characterized by extensive patent litigation. Patent litigation can result in significant damage awards and injunctions that could prevent the manufacture and sale of affected products or result in significant royalty payments in order to continue selling the products. At any given time, we are generally involved as both a plaintiff and a defendant in a number of patent infringement actions. While we believe that the patent litigation incident to our business will generally not have a material adverse impact on our financial position or liquidity, it may be material to the consolidated results of operations of any one period. See "Item 3 — Legal Proceedings" for additional information.

Competition and Industry

        We compete in the therapeutic and diagnostic medical markets both in the U.S and around the world. These markets are characterized by rapid change resulting from technological advances and scientific discoveries. In the product lines in which we compete, we face a mixture of competitors ranging from large manufacturers with multiple business lines to smaller manufacturers that offer a limited selection of products. In addition, we face competition from providers of alternative medical therapies such as pharmaceutical companies. Competitive factors include:

  •
  product reliability
  •
  product performance
  •
  product technology
  •
  product quality
  •
  breadth of product lines
  •
  product services
  •
  customer support
  •
  price

        Major shifts in industry market share have occurred in connection with product problems, physician advisories and safety alerts, reflecting the importance of product quality in the medical device industry. In the current environment of managed care, economically motivated buyers, consolidation among health care providers, increased competition and declining reimbursement rates, we have been increasingly required to compete on the basis of price. In order to continue to compete effectively, we must continue to create or acquire advanced technology, incorporate this technology into proprietary products addressing areas of significant demand in the marketplace, obtain regulatory approvals and manufacture and successfully market these products.

United States and Non-United States Operations

        We sell products in more than 120 countries. For financial reporting purposes, revenues and long-lived assets attributable to significant geographic areas are presented in Note 15 to the consolidated financial statements and incorporated herein by reference to our 2002 Annual Report to Shareholders (the "2002 Annual Report").

        Operation in countries outside the U.S. is accompanied by certain financial and other risks. Relationships with customers and effective terms of sale frequently vary by country, often with longer-term receivables than are typical in the U.S. Inventory management is an important business concern due to the potential for rapidly changing business conditions and currency exposure. Currency exchange rate fluctuations can affect income from, and profitability of, non-U.S. operations. We attempt to hedge these exposures to reduce the effects of foreign currency fluctuations on net earnings. See the "Market Risk" section of Management's Discussion and Analysis of Results of Operations and Financial Condition and Note 4 to the consolidated financial statements, incorporated herein by reference to our 2002 Annual Report. Certain countries also limit or regulate the repatriation of earnings to the U.S. Non-U.S. operations in general present complex tax and money management issues requiring sophisticated analysis to meet our financial objectives.

Production and Raw Materials

        We manufacture most of our products at 17 major manufacturing facilities located in the U.S. and throughout the world. We purchase many of the components and raw materials used in manufacturing these products from numerous suppliers in the U.S. and abroad. For reasons of quality assurance, sole source availability or cost effectiveness, certain components and raw materials are available only from a sole supplier. We work closely with our suppliers to assure continuity of supply while maintaining high quality and reliability. Due to the USFDA's requirements regarding manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. Generally, we have been able to obtain adequate supplies of such raw materials and components. However, the reduction or interruption in supply, or our inability to develop alternative sources for such supply, could adversely affect our operations.

Employees

        On April 26, 2002, we employed approximately 28,000 full-time and full-time equivalent employees. Our employees are vital to our success. We believe we have been successful in attracting and retaining qualified personnel in a highly competitive labor market due to our competitive compensation and benefits and our rewarding work environment. We believe our employee relations are excellent.

Seasonality

        Worldwide sales do not reflect any significant degree of seasonality.

Government Regulation and Other Considerations

        Our medical devices are subject to regulation by numerous government agencies, including the U.S. Food and Drug Administration and comparable foreign agencies. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our medical devices.

        Authorization to commercially distribute a new medical device in the United States is generally received in one of two ways. The first, known as the 510(k) process, requires us to demonstrate that our new medical device is substantially equivalent to a medical device first marketed before May 1976. In this process, we must submit data that supports our equivalence claim. If human clinical data is required, it must be gathered in compliance with USFDA investigational device regulations. We must receive an order from the USFDA finding substantial equivalence before we can commercially distribute the new medical device. Modifications to approved medical devices can generally be made without compliance with the 510(k) process if the changes do not significantly affect safety or effectiveness.

        The second, more rigorous process, known as pre-market approval ("PMA"), requires us to independently demonstrate that the new medical device is safe and effective. We do this by collecting human clinical data for the medical device. The USFDA will authorize commercial release if it determines there is reasonable assurance that the medical device is safe and effective. This process is generally much more time consuming and expensive than the 510(k) process.

        Both before and after a product is commercially released, we have ongoing responsibilities under USFDA regulations. The USFDA reviews design and manufacturing practices, labeling and record keeping for medical devices, and manufacturers' required reports of adverse experience and other information to identify potential problems with marketed medical devices. If the USFDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the USFDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order repair, replacement, or refund of such devices, and require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. The USFDA may also enjoin and restrain certain violations of applicable law pertaining to medical devices, or initiate action for criminal prosecution of such violations. The USFDA also administers certain controls over the export of medical devices from the U.S.

        International sales of our medical devices that have not received USFDA approval are subject to USFDA export requirements. Each foreign country where we export medical devices also subjects such medical devices to their own regulatory requirements. Frequently, we obtain regulatory approval for medical devices in foreign countries first because their regulatory approval is faster or simpler than that of the USFDA. However, as a general matter, foreign regulatory requirements are becoming increasingly stringent. In the European Union, a single regulatory approval process has been created, and approval is represented by the CE Mark.

        The process of obtaining approval to distribute medical products is costly and time-consuming in virtually all of the major markets where we sell medical devices. We cannot assure that any new medical devices we develop will be approved in a timely or cost-effective manner.

        Government and private sector initiatives to limit the growth of healthcare costs, including price regulation, competitive pricing, coverage and payment policies, and managed-care arrangements, are continuing in many countries where we do business, including the U.S. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical devices. Government programs, including Medicare and Medicaid, private healthcare insurance and managed care plans have attempted to control costs by limiting the amount of reimbursement they will pay for particular procedures or treatments. This has created an increasing level of price sensitivity among customers for our products. Some third-party payers must also approve coverage for new or innovative devices or therapies before they will reimburse healthcare providers using the medical devices or therapies. Even though a new medical device may have been cleared for commercial distribution, we may find limited demand for the device until reimbursement approval has been obtained from governmental and private third-party payers. Although we believe we are well-positioned to respond to changes resulting from the worldwide trend toward cost containment as a result of our manufacturing efficiencies and cost-controls, uncertainty as to the nature of any future legislation or changes makes it difficult for us to predict the potential impact of these trends on future operating results.

        We operate in an industry susceptible to significant product liability claims. These claims may be brought by individuals seeking relief for themselves or by groups seeking to represent a class. In addition, product liability claims may be asserted against us in the future based on events we are not aware of at the present time.

        We are also subject to various environmental laws and regulations both within and outside the U.S. Like other medical device companies, our operations involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While it is difficult to quantify the potential impact of compliance with environmental protection laws, we believe that such compliance will not have a material impact on our financial position, results of operations or liquidity.

        In previous years, a portion of our insurable risks were covered by insurance policies, which had shifted to increasingly higher levels of self-insurance retentions. Rates charged by insurance companies for coverage on most of our insurance policies have significantly increased for several reasons, including the current economic factors impacting the insurance industry and the terrorist attacks of September 11, 2001. As a result of these dramatic increases, we elected to transition to self-insurance at the beginning of fiscal 2003, and will continue to evaluate obtaining insurance coverage in the future. Based on historical loss trends, we believe that our self-insurance program will be adequate to cover future losses. Historical trends, however, may not be indicative of future losses. These losses could have a material adverse impact on our financial position, results of operations and liquidity.

Cautionary Factors That May Affect Future Results

        This Annual Report on Form 10-K, including the information incorporated by reference herein and the exhibits hereto, may include "forward-looking" statements. Forward-looking statements broadly involve our current expectations for future results. Our forward-looking statements generally relate to growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, and sales efforts. Words such as "anticipates," "believes," "could" "estimates," "expects," "forecast," "intend," "may," "plan," "possible," "project," "should," "will" and similar expressions generally identify our forward-looking statements. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, are forward-looking statements. Our ability to actually achieve results consistent with our current expectations depends significantly on certain factors that may cause actual future results to differ materially from our current expectations. Some of these factors include:

  •
  Effective management of and reaction to risks involved in our business, including:
  •
  our ability to achieve manufacturing efficiencies, gross margin benefits from our manufacturing process and supply chain programs
  •
  our ability to manage financial assets, including effective cash management
  •
  our ability to successfully complete planned clinical trials and to develop products on a timely basis
  •
  timing, size and nature of strategic initiatives, market opportunities and research and technology platforms available to us
  •
  price and volume fluctuations in the stock markets and their effect on the market prices of technology and healthcare companies

    •
    the efficient integration of acquired businesses
    •
    the trend of consolidation in the medical device industry as well as among our customers, resulting in more significant, complex and long-term contracts than in the past and potentially greater pricing pressures
    •
    our ability to anticipate and react effectively to the changing managed-care environment
    •
    our ability to effectively manage our inventory mix and inventory levels
    •
    our ability to maintain or increase research and development expenditures
    •
    our ability to maintain our effective tax rate

  •
  Competitive factors, including:

  •
  pricing pressures, both in the United States and abroad

  •
  development of new products by competitors having superior performance compared to our current products

  •
  technological advances, patents and registrations obtained by competitors

  •
  issues with licensors, suppliers and distributors

  •
  Difficulties and delays inherent in the development, manufacturing, marketing and sale of medical products, including:

  •
  lengthy and costly regulatory clearance processes, which may result in lost market opportunities or harm product commercialization

  •
  our ability to obtain favorable third-party payer reimbursement authorizations for our products

  •
  the suspension or revocation of authority to manufacture, market or distribute existing products

  •
  the imposition of additional or different regulatory requirements, such as those affecting manufacturing and labeling

  •
  ongoing efficacy or safety concerns for existing products

  •
  seizure or recall of products

  •
  the failure to obtain, limitations on the use of, or the loss of patent and other intellectual property rights

  •
  Governmental action, including:

  •
  impact of continued healthcare cost-containment efforts

  •
  new laws and judicial decisions related to healthcare availability and payment for healthcare products and services or the marketing and distribution of products

  •
  changes in the U.S. Food and Drug Administration and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity

  •
  the impact of more vigorous compliance and enforcement activities

  •
  changes in the tax and environmental laws affecting our business

  •
  Legal disputes, including:

  •
  disputes over intellectual property rights

  •
  product liability claims

    •
    claims asserting securities law violations

    •
    claims asserting violations of federal law in connection with Medicare and/or Medicaid reimbursement

    •
    derivative shareholder actions

    •
    claims asserting antitrust violations

    •
    environmental matters

  •
  General economic conditions, including:

  •
  international and domestic business conditions

  •
  political instability in foreign countries

  •
  interest rates

  •
  foreign currency exchange rates

  •
  changes in the rate of inflation

  •
  the market value of our investments in other companies

  •
  our ability to reduce the impact of these conditions on our results

  •
  Other factors beyond our control, including earthquakes (particularly in light of the fact that we have significant facilities located near major earthquake fault lines), floods, fires, explosions, or acts of terrorism or war.

        You must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. It is not possible to foresee or identify all factors that may affect our forward-looking statements, and you should not consider any list of such factors to be an exhaustive list of all risks, uncertainties or potentially inaccurate assumptions affecting such forward-looking statements.

        We caution you to consider carefully these factors as well as the specific factors discussed with each specific forward-looking statement in this annual report, including, among others, those discussed in the above section entitled "Government Regulation and Other Considerations" and in our other filings with the Securities and Exchange Commission. In some cases, these factors have affected, and in the future (together with other unknown factors) could affect, our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by such forward-looking statements. No assurance can be made that any expectation, estimate or projection contained in a forward-looking statement can be achieved.

        We also caution you that forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by us on this subject in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q, and 8-K (if any), in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. We intend to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

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

        Arthur D. Collins, Jr., age 54, has been Chairman of the Board and Chief Executive Officer of the Company since April 2002, was President and Chief Executive Officer from May 2001 to April 2002, President and Chief Operating Officer from August 1996 to April 2001, Chief Operating Officer from January 1994 to August 1996 and from June 1992 to January 1994 was Executive Vice President and President of Medtronic International. He has been a director since August 1994. Prior to joining the Company, Mr. Collins was Corporate Vice President, Diagnostic Products, at Abbott Laboratories from October 1989 to May 1992 and Divisional Vice President, Diagnostic Products, from May 1984 to October 1989.

        Jeffrey A. Balagna, age 41, has been Senior Vice President and Chief Information Officer of the Company since March 2001. Prior to joining the Company, Mr. Balagna held several management positions within General Electric Company from June 1997 to March 2001, including General Manager, Operations for GE Medical Systems Americas and Chief Information Officer, GE Consumer Motors and Controls. Prior to his tenure at General Electric, Mr. Balagna was Manager, Information Management at Ford Motor Company from October 1995 to June 1997.

        Michael F. DeMane, age 46, has been Senior Vice President and President, Spinal, ENT and SNT, since February 2002 and President, Spinal, since January 2000. Prior to that, he was President, Interbody Technologies division of Sofamor Danek, from June of 1998 to December 1999. Prior to joining the Company in 1998, Mr. DeMane served as Managing Director, Australia and New Zealand, for Smith & Nephew, Pty. Ltd from April 1996 to June 1998, after a series of research and development and general management positions with Smith & Nephew Inc.

        Janet S. Fiola, age 60, has been Senior Vice President, Human Resources, since March 1994. She was Vice President, Human Resources, from February 1993 to March 1994, and was Vice President, Corporate Human Resources, from February 1988 to February 1993.

        Robert M. Guezuraga, age 53, has been Senior Vice President and President, Cardiac Surgery, since August 1999, and served as Vice President and General Manager of Medtronic Physio-Control International, Inc., from September 1998 to August 1999. Mr. Guezuraga joined the Company after its acquisition of Physio-Control International, Inc. in September 1998, where he had served as President and Chief Operating Officer since August 1994. Prior to that, Mr. Guezuraga served as President and CEO of Positron Corporation from 1987 to 1994 and held various management positions within General Electric Corporation, including GE's Medical Systems division.

        William A. Hawkins, age 48, joined the Company as Senior Vice President and President, Vascular, in January 2002. He served as President and Chief Executive Officer of Novoste Corp. from 1998 to 2002, was Corporate Vice President of American Home Products Corporation and President of its Sherwood Davis & Geck Division from April 1997 to May 1998. Prior to that he held executive positions with American Home Products, Johnson & Johnson, Guidant Corporation, Eli Lilly & Co. and Carolina Medical Electronics, having begun his medical technology career in 1977.

        Stephen H. Mahle, age 56, has been Senior Vice President and President, Cardiac Rhythm Management, since January 1998. Prior to that, he was President, Brady Pacing, from May 1995 to December 1997 and Vice President and General Manager, Brady Pacing, from January 1990 to May 1995. Mr. Mahle has been with the Company for 30 years and served in various general management positions prior to 1990.

        Stephen N. Oesterle, M.D. age 51, has been Senior Vice President, Medicine and Technology, since January 2002. Prior to that, he was Associate Professor of Medicine at Harvard Medical School and Director of Invasive Cardiology Services at Massachusetts General Hospital from 1998 to 2002, Associate Professor of Medicine at Stanford University and Director of Cardiac Catheterization and Coronary Intervention Laboratories at the Stanford University Medical Center from 1992 to 1998. Prior to that he held other academic positions and directed interventional cardiology programs at Georgetown University and in Los Angeles.

        Robert L. Ryan, age 59, has been Senior Vice President and Chief Financial Officer since April 1993. Prior to joining the Company, Mr. Ryan was Vice President, Finance, and Chief Financial Officer of Union Texas Petroleum Corp. from May 1984 to April 1993, Controller from May 1983 to May 1984, and Treasurer from March 1982 to May 1983.

        David J. Scott, age 49, has been Senior Vice President and General Counsel since joining the Company in May 1999 and Secretary since January 2000. Prior to that, Mr. Scott was General Counsel of London-based United Distillers & Vintners from December 1997 to April 1999, General Counsel of London-based International Distillers & Vintners ("IDV") from April 1996 to November 1997, and Senior Vice President and General Counsel of IDV's operating companies in North and South America from January 1993 to March 1996.

        Scott R. Ward, age 42, has been Senior Vice President and President, Neurological and Diabetes, since February 2002, and was President, Neurological, from January 2000 to January 2002. He was Vice President and General Manager of Medtronic's Drug Delivery Business from 1995 to 2000. Prior to that, Mr. Ward led the Company's Neurological Ventures in the successful development of new therapies. Mr. Ward also held various research, regulatory and business development positions since joining Medtronic in 1981.

        Keith E. Williams, age 49, became Senior Vice President and Chief Quality Officer in February 2002, and was Senior Vice President and President, Neurological, Spinal and ENT, from August 2000 to February 2002. Prior to that he served as Senior Vice President and President, Asia/Pacific, from May 1999 to August 2000. Mr. Williams joined the Company in April 1997 as President, Asia/Pacific. Prior to that he held various sales, marketing and general management positions with GE's Medical Systems division for 23 years, including President, GE Medical Systems China, from 1993 to 1996.

        Barry W. Wilson, age 58, has been Senior Vice President since September 1997 and President, International, since April 2001. He was President, Europe, Middle East and Africa, from April 1995 to March 2001. Prior to that, Mr. Wilson was President of the Lederle Division of American Cyanamid/American Home Products from 1993 to 1995 and President, Europe of Bristol-Myers Squibb from 1991 to 1993, where he also served internationally in various general management positions from 1980 to 1991.

Item 2.    Properties

        Our principal offices are owned by us and located in the Minneapolis, Minnesota metropolitan area. Manufacturing or research facilities are located in Arizona, California, Colorado, Connecticut, Florida, Indiana, Massachusetts, Michigan, Minnesota, Tennessee, Texas, Utah, Washington, Puerto Rico, Canada, China, Denmark, France, India, Ireland, Japan, Mexico, the Netherlands and Switzerland. Our total manufacturing and research space is approximately 3.3 million square feet, of which approximately 75% is owned by us and the balance is leased.

        We also maintain sales and administrative offices in the United States at approximately 90 locations in 33 states or jurisdictions and outside the United States at approximately 107 locations in 32 countries. Most of these locations are leased. We are using substantially all of our currently available productive space to develop, manufacture and market our products. Our facilities are in good operating condition, suitable for their respective uses and adequate for current needs.

Item 3.    Legal Proceedings

        In October 1997, Cordis Corporation ("Cordis"), a subsidiary of Johnson & Johnson, filed suit in federal court in the District Court of Delaware against Arterial Vascular Engineering, Inc., which we acquired in January 1999 ("AVE"). The suit alleged that AVE's modular stents infringe certain patents now owned by Cordis. Boston Scientific Corporation is also a defendant in this suit. In December 2000, a Delaware jury rendered a verdict that the previously marketed MicroStent® and GFX® stents infringe valid claims of two patents and awarded damages to Cordis totaling approximately $270.0 million. In March 2002, the Court entered an order in favor of AVE, deciding as a matter of law that AVE's MicroStent and GFX stents do not infringe the patents. Cordis has publicly stated its intention to file an appeal.

        In December 1997, Advanced Cardiovascular Systems, Inc. ("ACS"), a subsidiary of Guidant Corporation, sued AVE in federal court in the Northern District of California alleging that AVE's modular stents infringe certain patents held by ACS, and is seeking injunctive relief and monetary damages. AVE denied infringement and in February 1998, AVE sued ACS in federal court in the District Court of Delaware alleging infringement of certain of its stent patents, for which AVE is seeking injunctive relief and monetary damages. The cases have been consolidated in Delaware and an order has been entered staying the proceedings until September 2002.

        In August 1999, more than 12 years after its business operations were abandoned, Stenticor, Inc. ("Stenticor") and two of its shareholders filed suit in California state court in Santa Rosa alleging that certain of Stenticor's trade secrets were misappropriated by AVE and two individuals who were former officers and/or shareholders of Stenticor. The lawsuit alleges that Stenticor owned the modular stent design used in certain stents sold by AVE, and that the individual defendants misappropriated those trade secrets to Endovascular Support Systems, which ultimately transferred them to AVE. Plaintiffs have also asserted claims for breach of contract, breach of fiduciary duty, misrepresentation and unfair competition. Defendants have asserted a counterclaim for professional negligence, and AVE has agreed to indemnify the individual defendants except in certain circumstances. Trial is scheduled for August 2002.

        In June 2000, Medtronic filed suit in United States District Court in Minnesota against Guidant Corporation seeking a declaration that our Jewel® AF device does not infringe certain patents held by Guidant and/or that such patents were invalid. Thereafter, Guidant filed a counterclaim alleging that the Jewel AF and the Gem III AT infringe certain patents relating to atrial fibrillation. The case is in the discovery stage.

        In September 2000, Cordis filed an additional suit against AVE in the District Court of Delaware alleging that AVE's S670, S660 and S540 stents infringe the patents asserted in the October 1997 Cordis case above. The Court has stayed proceedings in this suit until the appeals have been decided in the 1997 case above.

        In January 2001, DePuy/AcroMed, Inc., a subsidiary of Johnson & Johnson, Inc., filed suit in U.S. District Court in Massachusetts alleging that MSD was infringing a patent relating to a design for a multiaxial pedicle screw. In March 2002, DePuy/AcroMed supplemented its allegations, and now claims that MSD's M10, M8 and Vertex screws infringe the patent. The suit is in discovery stages.

        In May 2001, Medtronic Sofamor Danek, Inc. ("MSD"), our subsidiary, filed a lawsuit against Dr. Gary Karlin Michelson and Karlin Technology, Inc. (together, "KTI") in the U.S. District Court for the Western District of Tennessee. The suit seeks damages and injunctive relief against KTI for breach of purchase and license agreements relating to intellectual property in the field of threaded and non-threaded spinal interbody implants, fraud, breach of non-competition obligations and other claims. In October 2001, KTI filed several counterclaims against MSD as well as a third party complaint against Sofamor Danek Holdings, Inc., a related entity, seeking damages and injunctive relief based on several claims, including breach of contract, infringement of several patents, fraud and unfair competition. The case is in discovery and trial is scheduled for January 2003.

        In June 2001, MiniMed Inc. ("MiniMed") and its directors were named in a putative class action lawsuit filed in the Superior Court of the State of California for the County of Los Angeles. The plaintiffs purport to represent a class of stockholders of MiniMed asserting claims in connection with our acquisition of MiniMed, alleging violation of fiduciary duties owed by MiniMed and its directors to the MiniMed stockholders. Among other things, the complaint sought preliminary and permanent injunctive relief to prevent completion of the acquisition. In August 2001, the Court denied the plaintiffs' request for injunctive relief to prevent completion of the acquisition.

        In December 2001, VidaMed, Inc. and its directors were named in a putative class action suit in the Court of Chancery of the State of Delaware for the County of Newcastle. The plaintiffs purport to represent a class of shareholders of VidaMed asserting claims in connection with our acquisition of VidaMed, alleging that VidaMed and its directors violated various fiduciary duties to the VidaMed shareholders.

        We believe that we have meritorious defenses against the above claims and intend to vigorously contest them. The outcomes of the litigation matters discussed above are not considered probable or cannot be reasonably estimated. Accordingly, we have recorded no reserves regarding these matters on our financial statements as of April 26, 2002. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable or a probable loss cannot be reasonably estimated, a liability is not recorded. While it is not possible to predict the outcome of the actions discussed above, we believe that costs associated with them will not have a material adverse impact on our financial position or liquidity, but may be material to the consolidated results of operations of any one period.

        In December 1999, ACS sued Medtronic and AVE in federal court in the Northern District Court of California alleging that the S670 rapid exchange perfusion stent delivery system infringes a patent held by ACS. ACS filed a demand for arbitration with the American Arbitration Association in Chicago simultaneously with the lawsuit. AVE filed an answer denying infringement based on its license to the patent for perfusion catheters as part of the assets acquired from C.R. Bard in 1998. The parties have arbitrated all claims against all of AVE's rapid exchange perfusion angioplasty balloons and stent delivery systems. In April 2002, the arbitrators found the rapid exchange perfusion devices to be unlicensed and awarded damages to ACS in the amount of $158.0 million plus prejudgment interest. The U.S. District Court in the Northern District of California has confirmed the award. We have paid and satisfied the judgment. We had already discontinued sales of rapid exchange perfusion devices in the U.S. in September 2001. The $158.0 million in damages plus the prejudgment interest are reflected in fiscal 2002 consolidated financial results.

        In March 2000, Boston Scientific Corporation ("BSX") sued AVE in federal court in the Northern District of California alleging that the S670 rapid exchange perfusion stent delivery system infringes a patent held by Boston Scientific. As previously disclosed, arbitration hearings were held in April 2001 and, in July 2001, the arbitrators issued an award in favor of BSX, finding infringement, awarding approximately $169.0 million in damages plus legal fees and costs to BSX, and allowing for an injunction against future sales in the U.S. of certain rapid exchange perfusion delivery systems. We recognized these and other related expenses during the fourth quarter of fiscal 2001 and first quarter of fiscal 2002. In September 2001, the U. S. District Court for the Northern District of California issued an order confirming the arbitration award, including imposition of the injunction. AVE has filed an appeal and a bond to stay enforcement of the money judgment until the appeal is resolved.

        In June 2000, Edwards LifeSciences, Inc. ("Edwards") filed suit in the U.S. District Court in Delaware alleging infringement of certain patents directed to prosthetic aortic heart valves and a holder for annuloplasty rings. In March 2001, Edwards amended its complaint to add a patent relating to a holder device for prosthetic mitral heart valves that employ a suture loop guard. The parties have settled the litigation relating to the patents for aortic heart valves and a holder for annuloplasty rings. The settlement is reflected in consolidated fiscal 2002 results. Patent issues relating to the holder with suture loop guards were resolved in favor of Medtronic through binding arbitration in July 2002.

        Note 13 to the consolidated financial statements in Medtronic's 2002 Annual Report is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

Item 5.    Market for Medtronic's Common Equity and Related Shareholder Matters

        The information in the section entitled "Price Range of Medtronic Stock" in Medtronic's 2002 Annual Report is incorporated herein by reference.

Item 6.    Selected Financial Data

        The information for the fiscal years 1998 through 2002 in the section entitled "Selected Financial Data" in Medtronic's 2002 Annual Report is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Results of Operations and Financial Condition

        The information in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" in Medtronic's 2002 Annual Report is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        The information in Management's Discussion and Analysis of Results of Operations and Financial Condition in the section entitled "Market Risk" and Note 4 to the consolidated financial statements in Medtronic's 2002 Annual Report is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

        The consolidated financial statements and notes thereto, together with the report thereon of independent accountants contained in Medtronic's 2002 Annual Report, are incorporated herein by reference.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10.    Directors and Executive Officers of Medtronic

        The information on pages 3 through 6 of Medtronic's Proxy Statement for its 2002 Annual Shareholders' Meeting and the information entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in such Proxy Statement is incorporated herein by reference. See also "Executive Officers of Medtronic" on pages 20 through 22 hereof.

Item 11.    Executive Compensation

        The sections entitled "Proposal 1 — Election of Directors — Director Compensation" and "Executive Compensation" in Medtronic's Proxy Statement for its 2002 Annual Shareholders' Meeting are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The section entitled "Share Ownership Information" in Medtronic's Proxy Statement for its 2002 Annual Shareholders' Meeting is incorporated herein by reference.

  Equity Compensation Plan Information

        The following table provides information as of April 26, 2002 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans, including the 1979 Nonqualified Stock Option Plan, the 1994 Stock Award Plan, the 1995 Employees Stock Purchase Plan and the 1998 Outside Director Stock Compensation Plan.

	(a)	(b)	(c)
Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	57,254,235	$36.81	49,855,550
Equity compensation plans not approved by security holders(2)	468,610	$33.06	2,523,001

(1)
The table does not include information regarding options, warrants or rights we have assumed in connection with acquisitions completed prior to April 26, 2002. In connection with such acquisitions, we have assumed options, warrants and rights to purchase securities of the acquired company that were outstanding at the time of the acquisition, and have treated these as options, warrants and rights to acquire Medtronic common stock based upon conversion ratios negotiated in each acquisition. As of April 26, 2002, 8,001,467 shares of our common stock were issuable upon the exercise of options, warrants and rights assumed in connection with acquisitions and the weighted average exercise price of such options, warrants and rights was $20.83 per share. No additional options, warrants or rights may be granted under the plans that govern options, warrants or rights we have assumed in connection with acquisitions.

(2)
The Medtronic, Inc. 1998 Outside Director Stock Compensation Plan (the "1998 Plan") was approved by Medtronic's Board of Directors and became effective in March 1998. Under the rules of the New York Stock Exchange, no shareholder approval was required for the 1998 Plan. The 1998 Plan provides that non-employee directors receive compensation as follows: (1) on the date of first becoming a director, the director receives a one-time stock option grant to purchase a number of shares equal to two times the amount of the annual retainer divided by the fair market value ("FMV") of a share of Medtronic stock on the date of grant; (2) an annual retainer which can be taken as 100% cash or 100% stock options at the director's election; if options are chosen, the number of shares will equal four times the amount of the annual retainer divided by the FMV of a share of Medtronic stock on the last day of the plan year; (3) an annual stock option grant on the first day of the plan year for Medtronic stock equal to the amount of the annual retainer divided by the FMV of a share of Medtronic stock on the date of grant; and (4) a number of deferred stock units on the last day of each plan year equal to one-half of the amount of the annual retainer divided by the average of the FMV of a share of Medtronic stock for the last 20 trading days during the plan year. All options vest 100% on the date of grant except that such options may not be exercised until the shareholders elect the director for the first time. The annual retainer described in item (2) above is reduced by 25% if a non-employee director does not attend at least 75% of the total meetings of the Board and Board committees on which such director served during the relevant plan year. For the plan year beginning in September 2002, the number of deferred units will be based on the full amount of the annual retainer and, if a retainer replacement grant is elected, the grant will reflect all committee chair fees in addition to the retainer.

Item 13.    Certain Relationships and Related Transactions

        The section entitled "Proposal 1 — Election of Directors — Certain Transactions" in Medtronic's Proxy Statement for its 2002 Annual Shareholders' Meeting is incorporated herein by reference.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
1.    Financial Statements

  The sections entitled "Report of Independent Accountants" and "Statements of Consolidated Earnings" — years ended April 26, 2002, April 27, 2001 and April 30, 2000 in Medtronic's 2002 Annual Report are incorporated herein by reference.

  The section entitled "Consolidated Balance Sheets" — April 26, 2002 and April 27, 2001 in Medtronic's 2002 Annual Report is incorporated herein by reference.

  The section entitled "Statements of Consolidated Shareholders' Equity" — years ended April 26, 2002, April 27, 2001 and April 30, 2000 in Medtronic's 2002 Annual Report is incorporated herein by reference.

  The section entitled "Statements of Consolidated Cash Flows" — years ended April 26, 2002, April 27, 2001, and April 30, 2000 in Medtronic's 2002 Annual Report is incorporated herein by reference.

  The section entitled "Notes to Consolidated Financial Statements" in Medtronic's 2002 Annual Report is incorporated herein by reference.

  2.    Financial Statement Schedules

  Schedule II. Valuation and Qualifying Accounts — years ended April 26, 2002, April 27, 2001 and April 30, 2000 (set forth on page 31 of this report)

  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  3.    Exhibits

3.1	Medtronic Restated Articles of Incorporation, as amended (Exhibit 3.1).(a)
3.2	Medtronic Bylaws, as amended to date.
4.1	Rights Agreement, dated as of October 26, 2000, between Medtronic, Inc. and Wells Fargo Bank Minnesota, National Association, including as: Exhibit A thereto the form of Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Shares of Medtronic, Inc.; and Exhibit B the form of Preferred Stock Purchase Right Certificate. (Exhibit 4.1).(b)
4.2	Indenture, dated as of September 11, 2001, between Medtronic, Inc. and Wells Fargo Bank Minnesota, National Association (Exhibit 4.2).(c)

	4.3	Registration Rights Agreement, dated as of September 11, 2001, among Medtronic, Inc., Banc of America Securities LLC, Goldman, Sachs & Co., and Morgan Stanley & Co. Incorporated (Exhibit 4.3).(c)
*	10.1	1994 Stock Award Plan, as amended.
*	10.2	Management Incentive Plan (Exhibit 10.2).(d)
*	10.3	1979 Nonqualified Stock Option Plan, as amended.
*	10.4	Form of Employment Agreement for Medtronic executive officers (Exhibit 10.5).(a)
*	10.5	Capital Accumulation Plan Deferral Program (Exhibit 10.6).(a)
*	10.6	Executive Nonqualified Supplemental Benefit Plan (Restated May 1, 1997) (Exhibit 10.10).(f)
*	10.7	Stock Option Replacement Program (Exhibit 10.8).(a)
*	10.8	1998 Outside Director Stock Compensation Plan, as amended.
*	10.9	Amendment effective March 5, 1998 to the 1979 Nonqualified Stock Option Plan (Exhibit 10.14).(e)
*	10.10	Amendments effective October 25, 2001, regarding change in control provisions in the following plans: Management Incentive Plan, 1998 Outside Director Stock Compensation Plan, Capital Accumulation Plan Deferred Program and Executive Nonqualified Supplemental Benefit Plan.
	12.1	Computation of ratio of earnings to fixed charges.
	13	Those portions of Medtronic's 2002 Annual Report expressly incorporated by reference herein, which shall be deemed filed with the Commission.
	21	List of Subsidiaries.
	23	Consent and Report of Independent Accountants (set forth on page 30 of this report).
	24	Powers of Attorney.

(a)
Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 27, 2001, filed with the Commission on July 26, 2001.

(b)
Incorporated herein by reference to the cited exhibit in Medtronic's Report on Form 8-A, including the exhibits thereto, filed with the Commission on November 3, 2000.

(c)
Incorporated herein by reference to the cited exhibit in Medtronic's Report on Form 8-K/A filed with the Commission on November 13, 2001.

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

(b)
Reports On Form 8-K

        A report on Form 8-K, Item 5 was filed on April 12, 2002 respecting the completion of our acquisition of VidaMed, Inc.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDTRONIC, INC.
Dated: July 16, 2002
	By:	/s/ ARTHUR D. COLLINS, JR.
Arthur D. Collins, Jr. Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 16, 2002	By:	/s/ ARTHUR D. COLLINS, JR.
Arthur D. Collins, Jr. Chairman of the Board and Chief Executive Officer
Dated: July 16, 2002	By:	/s/ ROBERT L. RYAN
Robert L. Ryan Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
MICHAEL R. BONSIGNORE WILLIAM R. BRODY, M.D., PH.D. PAUL W. CHELLGREN ARTHUR D. COLLINS, JR. ANTONIO M. GOTTO, JR., M.D., D.PHIL.
BERNADINE P. HEALY, M.D. SHIRLEY ANN JACKSON, PH.D DENISE M. O'LEARY JEAN-PIERRE ROSSO JACK W. SCHULER GORDON M. SPRENGER	DIRECTORS

        David J. Scott, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

Dated: July 16, 2002.	By:	/s/ DAVID J. SCOTT
David J. Scott Attorney-In-Fact Senior Vice President, General Counsel and Secretary

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Medtronic, Inc.:

        Our audits of the consolidated financial statements referred to in our report dated May 22, 2002, except for Note 16, which is as of July 10, 2002, appearing in the 2002 Annual Report to Shareholders of Medtronic, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
May 22, 2002

CONSENT OF INDEPENDENT ACCOUNTANTS

        We hereby consent to the incorporation by reference in each Registration Statement on Form S-8 (Registration Nos. 2-65157, 2-68408, 33-169, 33-36552, 2-65156, 33-24212, 33-37529, 33-44230, 33-55329, 33-63805, 33-64585, 333-04099, 333-07385, 333-65227, 333-71259, 333-71355, 333-74229, 333-75819, 333-90381, 333-52840, 333-44766, 333-66978, 333-68594) and the Registration Statement on Form S-3 (Registration No. 333-74994) of Medtronic, Inc. of our report dated May 22, 2002, except for Note 16, which is as of July 10, 2002, relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated May 22, 2002 relating to the financial statement schedule, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
July 18, 2002

MEDTRONIC, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in millions of dollars)

	Balance at Beginning of Period	Charges/ (Credits) to Earnings		Other Changes (Debit) Credit		Balance at End of Period

Allowance for doubtful accounts:
Year ended 4/26/02	$34.9	$22.6		$(13.6	)(a)	$77.5
		$33.3	(c)	$0.3	(b)
Year ended 4/27/01	$30.2	$9.0		$(4.5	)(a)	$34.9
				$0.2	(b)
Year ended 4/30/00	$33.2	$6.7		$(10.4	)(a)	$30.2
				$0.7	(b)

(a)
Uncollectible accounts written off, less recoveries.
(b)
Reflects primarily the effects of foreign currency fluctuations.
(c)
Allowance related to current year acquisitions.

EXHIBITS INDEX

	3.1	Medtronic Restated Articles of Incorporation, as amended (Exhibit 3.1).(a)
	3.2	Medtronic Bylaws, as amended to date.
	4.1	Rights Agreement, dated as of October 26, 2000, between Medtronic, Inc. and Wells Fargo Bank Minnesota, National Association, including as: Exhibit A thereto the form of Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Shares of Medtronic, Inc.; and Exhibit B the form of Preferred Stock Purchase Right Certificate. (Exhibit 4.1).(b)
	4.2	Indenture, dated as of September 11, 2001, between Medtronic, Inc. and Wells Fargo Bank Minnesota, National Association (Exhibit 4.2).(c)
	4.3	Registration Rights Agreement, dated as of September 11, 2001, among Medtronic, Inc., Banc of America Securities LLC, Goldman, Sachs & Co., and Morgan Stanley & Co. Incorporated (Exhibit 4.3).(c)
*	10.1	1994 Stock Award Plan, as amended.
*	10.2	Management Incentive Plan (Exhibit 10.2).(d)
*	10.3	1979 Nonqualified Stock Option Plan, as amended.
*	10.4	Form of Employment Agreement for Medtronic executive officers (Exhibit 10.5).(a)
*	10.5	Capital Accumulation Plan Deferral Program (Exhibit 10.6).(a)
*	10.6	Executive Nonqualified Supplemental Benefit Plan (Restated May 1, 1997) (Exhibit 10.10).(f)
*	10.7	Stock Option Replacement Program (Exhibit 10.8).(a)
*	10.8	1998 Outside Director Stock Compensation Plan, as amended.
*	10.9	Amendment effective March 5, 1998 to the 1979 Nonqualified Stock Option Plan (Exhibit 10.14).(e)
*	10.10	Amendments effective October 25, 2001, regarding change in control provisions in the following plans: Management Incentive Plan, 1998 Outside Director Stock Compensation Plan, Capital Accumulation Plan Deferred Program and Executive Nonqualified Supplemental Benefit Plan.
	12.1	Computation of ratio of earnings to fixed charges.
	13	Those portions of Medtronic's 2002 Annual Report expressly incorporated by reference herein, which shall be deemed filed with the Commission.
	21	List of Subsidiaries.
	23	Consent and Report of Independent Accountants (set forth on page 30 of this report).
	24	Powers of Attorney.

(a)
Incorporated herein by reference to the cited exhibit in Medtronic's Annual Report on Form 10-K for the year ended April 27, 2001, filed with the Commission on July 26, 2001.
(b)
Incorporated herein by reference to the cited exhibit in Medtronic's Report on Form 8-A, including the exhibits thereto, filed with the Commission on November 3, 2000.
(c)
Incorporated herein by reference to the cited exhibit in Medtronic's Report on Form 8-K/A filed with the Commission on November 13, 2001.
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