Form 10-Q
period 2002-07-26
MEDTRONIC INC
filed 2002-09-06
CIK 64670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 26, 2002

Commission File Number 1-7707

MEDTRONIC, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0793183
(State of incorporation)	(I.R.S. Employer Identification No.)

710 Medtronic Parkway

Minneapolis, Minnesota 55432

(Address of principal executive offices)

Telephone number: (763)514-4000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Shares of common stock, $.10 par value, outstanding on August 23, 2002: 1,214,885,091

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

MEDTRONIC, INC.

STATEMENTS OF CONSOLIDATED EARNINGS

(Unaudited)

	Three months ended
	July 26, 2002	July 27, 2001
	(in millions, except per share data)
Net sales	$1,713.9	$1,455.7

Costs and expenses:
Cost of products sold	414.2	378.1
Research and development expense	179.4	151.0
Selling, general, and administrative expense	536.1	444.8
Special charges	10.5	62.1
Other (income)/expense, net	25.8	0.7
Interest (income)/expense, net	1.5	(21.3)
Total costs and expenses	1,167.5	1,015.4

Earnings before income taxes	546.4	440.3

Provision for income taxes	163.1	138.8

Net earnings	$383.3	$301.5

Earnings per share:

Basic	$0.32	$0.25
Diluted	$0.31	$0.25

Weighted average shares outstanding:

Basic	1,215.2	1,209.9
Diluted	1,224.2	1,223.3

See accompanying notes to condensed consolidated financial statements.

MEDTRONIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 26, 2002	Apr. 26, 2002
	(in millions of dollars, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$872.1	$410.7
Short-term investments	16.6	123.0
Accounts receivable, less allowances of $77.4 and $77.5, respectively	1,576.7	1,522.5
Inventories	850.7	748.1
Deferred tax assets, net	355.4	324.4
Prepaid expenses and other current assets	340.5	359.3
Total current assets	4,012.0	3,488.0

Property, Plant, and Equipment	2,608.7	2,489.1
Accumulated depreciation	(1,115.2)	(1,037.3)
Net Property, Plant, and Equipment	1,493.5	1,451.8

Goodwill, net	4,052.7	4,034.6
Patents and Other Intangible Assets, net	1,046.7	1,060.3
Long-term investments	348.4	637.0
Other assets	238.3	232.8

Total assets	$11,191.6	$10,904.5

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$2,508.5	$2,516.1
Accounts payable	274.6	268.2
Accrued compensation	288.2	340.3
Accrued income taxes	299.0	148.5
Other accrued expenses	523.1	711.8
Total current liabilities	3,893.4	3,984.9

Long-term debt	9.7	9.5
Deferred tax liabilities, net	221.0	233.8
Long-term accrued compensation	93.7	86.3
Other long-term liabilities	242.5	158.9
Total liabilities	4,460.3	4,473.4

Commitments and Contingencies	—	—

Shareholders’ equity:
Common stock — par value $0.10	121.4	121.5
Retained earnings	6,753.7	6,493.0
Accumulated other non-owner changes in equity	(132.1)	(168.0)
	6,743.0	6,446.5
Receivable from Employee Stock Ownership Plan	(11.7)	(15.4)

Total shareholders’ equity	6,731.3	6,431.1

Total liabilities and shareholders’ equity	$11,191.6	$10,904.5

See accompanying notes to condensed consolidated financial statements.

MEDTRONIC, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three months ended
	July 26, 2002	July 27, 2001
	(in millions)
OPERATING ACTIVITIES:
Net earnings	$383.3	$301.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	97.9	65.7
Special charges	4.0	61.5
Deferred income taxes	(40.9)	18.1
Change in operating assets and liabilities:
Accounts receivable	(6.6)	(31.1)
Inventories	(53.7)	7.6
Accounts payable and accrued liabilities	(115.6)	(71.6)
Changes in other operating assets and liabilities	63.8	25.3

Net cash provided by operating activities	332.2	377.0

INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(91.1)	(84.1)
Purchases of marketable securities	(42.0)	(225.0)
Sales and maturities of marketable securities	443.0	181.0
Other investing activities, net	(18.5)	(32.2)

Net cash provided by (used in) investing activities	291.4	(160.3)

FINANCING ACTIVITIES:
Increase (decrease) in short-term borrowings, net	(26.5)	(16.3)
Increase (decrease) in long-term debt, net	(0.8)	0.7
Dividends to shareholders	(76.0)	(69.6)
Issuance of common stock	17.0	4.4
Repurchase of common stock	(63.7)	—
Repayment of loan from ESOP	3.7	3.6

Net cash used in financing activities	(146.3)	(77.2)

Effect of exchange rate changes on cash and cash equivalents	(15.9)	0.4
Net change in cash and cash equivalents	461.4	139.9

Cash and cash equivalents at beginning of period	410.7	1,030.3

Cash and cash equivalents at end of period	$872.1	$1,170.2

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 26, 2002.

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2 — New Accounting Pronouncement

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  Prior to the adoption of this Standard, a liability for an exit cost, as defined by Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, was recognized at the date of an entity’s commitment to an exit plan.

SFAS No. 146 is effective for the Company for exit plans or disposal activities initiated after December 31, 2002.  Adoption is not expected to have a material impact on the Company’s consolidated earnings or financial position.

Note 3 — Acquisitions

On April 12, 2002, the Company acquired all of the outstanding shares of VidaMed, Inc. (VidaMed) for cash consideration of $328.6 million, including fees and expenses associated with the merger. VidaMed manufactures and markets a transurethral needle ablation system to treat benign prostatic hyperplasia, a condition also known as enlarged prostate. This acquisition is expected to strengthen the Company’s offerings of urological products, reduce costs through economies of scale, and foster growth by leveraging common technologies and the Company’s international distribution structure.

On December 18, 2001, the Company acquired all of the outstanding shares of Endonetics, Inc. (Endonetics) for cash consideration of $67.2 million, including fees and expenses associated with the merger. Endonetics develops diagnostic and therapeutic devices for the management of gastrointestinal diseases. The Company acquired Endonetics to accelerate the Company’s entrance into the gastrointestinal market. Through effective integration, the Company expects to be able to reduce costs through economies of scale, and foster growth by leveraging common technologies and the Company’s international distribution structure.

On August 28, 2001, the Company acquired all of the outstanding common shares of MiniMed, Inc. (MiniMed) and Medical Research Group, Inc. (MRG) for cash consideration totaling $3,807.2 million. MiniMed is the market leader in the design, development, manufacture and marketing of advanced medical systems for the treatment of diabetes. MRG designs and develops technologies related to implantable pumps and sensors used in the treatment of diabetes. These acquisitions represent a new platform to the Company, offering device-based medical solutions for the treatment of diabetes. The Company expects to drive growth by leveraging common technologies and the Company’s international distribution structure and to reduce costs through economies of scale. The total acquisition cost for MiniMed was $3,377.7 million, which includes fees and expenses associated with the merger, the cash cost of employee stock options surrendered in the acquisition, and an estimate of the fair value of employee stock options. The total acquisition cost of MRG was $429.5 million, which includes the cash cost of employee stock options surrendered in the acquisition, and fees and expenses associated with the merger.

In addition to the above acquisitions, on April 19, 2002, the Company acquired the remaining equity in a joint venture (Kobayashi) it had formed with Kobayashi Pharmaceutical Co. Ltd. in 1996 to distribute the Company’s spinal products in Japan. The remaining equity of Kobayashi was purchased for $128.0 million of cash, of which $58.0 million will be paid over the next seven years. The Company expects that this purchase will accelerate revenues and earnings growth of spinal products by increasing its operating flexibility and by reducing distribution overhead.

Results from operations of each of the above acquisitions have been included in the Company’s combined results of operations since the date each company was acquired.

The following unaudited pro forma data sets forth the combined results of operations for the quarter ended July 27, 2001 as if the acquisitions of VidaMed, Endonetics, MiniMed, MRG, and the remaining portion of Kobayashi had occurred on April 28, 2001. As all of the acquired companies reported their results based on calendar quarters, the unaudited pro forma results of operations for the quarter ending July 27, 2001 include the results of operations for each acquisition for the three-month period ended June 30, 2001.

(in millions)	Three months ended July 27, 2001
Net sales	$1,555.0
Net income	$271.4
Earnings per common share:
Basic	$0.22
Diluted	$0.22

The pro forma data gives effect to actual operating results prior to the acquisitions, adjustments to eliminate material intercompany items between MiniMed and MRG, and adjustments to reflect increased interest expense, interest income foregone, increased intangible asset amortization, increased fixed asset depreciation, and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. As a result, these pro forma amounts are not necessarily indicative of the results that would have been obtained if the acquisitions had occurred as of the beginning of the periods presented or that may occur in the future.

In connection with the acquisitions of MiniMed and MRG, the Company formulated plans for workforce reductions, employee relocations, the closure and consolidation of sales offices in the U.S. and Europe, and the termination of certain contractual obligations. The costs of employee termination and relocation benefits relate to the elimination or relocation of approximately 365 positions in the areas of manufacturing and distribution, administration, engineering, and sales and marketing. As of July 26, 2002, approximately 316 employees had been terminated. The Company expects to complete these integration activities in the second quarter of the current fiscal year. Until these activities are finalized, the allocation of the purchase price is subject to adjustment. Charges against the purchase accounting liabilities recorded in connection with these activities are summarized below (in millions):

	Balance at April 26, 2002	Change in Estimate	Utilized	Balance at July 26, 2002
Facility reductions	$2.1	$—	$(0.7)	$1.4
Severance and relocation costs	7.4	—	(1.5)	5.9
Contractual obligation	13.9	0.4	(8.8)	5.5
Total	$23.4	$0.4	$(11.0)	$12.8

Note 4 — Pending Acquisition

On June 28, 2002, the Company announced that it had agreed to acquire Spinal Dynamics Corporation (SDC), a developer of an artificial cervical disc that is designed to maintain mobility of the cervical spine after surgery.  This acquisition, valued at approximately $270.0 million, is expected to be completed during the fall of fiscal 2003.  The Company has a minority investment in SDC which is accounted for under the cost method.

Note 5 — Special, IPR&D, and Other Charges

The Company defines special charges (such as certain litigation and restructuring), IPR&D, and other charges as non-recurring charges. These charges result from unique facts and circumstances that likely will not recur with similar materiality or impact on continuing operations. Special charges recorded during the three months ended July 26, 2002 totaled $10.5 million, net.  The charges relate to the facility consolidation initiatives in our Vascular operations, partially offset by the reversal of unused portions of previously recognized charges.  The Vascular initiatives included a restructuring charge of $10.8 million, an $8.9 million write-down of assets which will no longer be utilized, including accelerated depreciation of assets held and used, and $5.3 million of other restructuring related charges. The Vascular restructuring initiatives are expected to result in the termination of 685 employees, an annualized operating savings of approximately $35.0 to $40.0 million, and an annualized tax savings of approximately $8.0 million. Of the 685 employees identified for termination, 279 have been terminated as of July 26, 2002. This charge was offset by a reversal of reserves no longer considered necessary.  The first reversal of $8.9 million, which included $1.7 million for asset write-downs, related to our restructuring initiatives from the fourth quarter of fiscal

2001 and the first quarter of fiscal 2002 (discussed below).  The second reversal of $5.6 million related to distributor termination costs accrued in connection with the merger of PercuSurge, Inc. (PercuSurge).  These reserves were no longer considered necessary as the initiatives have been completed.

During the first quarter of fiscal 2002, we recorded $27.0 million related to a patent infringement case brought by a competitor with respect to the rapid exchange perfusion delivery system. That case was decided in a July 2001 arbitration panel ruling.  As a result of this ruling, we stopped selling the rapid exchange perfusion delivery systems in U.S. markets in September 2001.

The Company announced initiatives to restructure certain neurological sales offices, reduce and consolidate certain manufacturing operations, and streamline and reorganize our European sales organizations to further integrate acquisitions during the fourth quarter of fiscal 2001.  In connection with these initiatives, we recorded a restructuring charge of $35.1 million in the first quarter of fiscal 2002, and $14.5 million during the fourth quarter of fiscal 2001.  These initiatives resulted in the termination of approximately 650 employees, a net reduction of 450 positions, and annualized savings of approximately $35.0 to $40.0 million. Included in this charge were $6.9 million of write-downs for assets which will no longer be utilized and a reversal of a $1.0 million reserve related to our fiscal 2000 Latin America restructuring initiatives no longer considered necessary as the restructuring initiatives had been completed.  Of the 650 employees identified for termination, all have been terminated or have found other jobs within the company.  These initiatives were completed during the first quarter of fiscal 2003.

During the third quarter of fiscal year 2001 and in connection with the merger of PercuSurge, the Company recorded a restructuring charge of $9.4 million related to integration and $4.2 million for transaction costs associated with the acquisition. All employees that were identified for termination have been terminated.

Applications during the three months ended July 26, 2002 against remaining accruals related to the previously discussed restructuring initiatives were as follows (in millions):

	Balance at April 26, 2002	New Charges	Changes in estimate	Charges Utilized	Balance at July 26, 2002
Facility Reductions	$3.2	4.6	—	(3.6)	4.2
Severance	11.8	6.2	(6.1)	(6.7)	5.2
Contractual Obligations	9.5	—	(6.7)	(2.1)	0.7
Total	24.5	10.8	(12.8)	(12.4)	10.1

Reserve balances at July 26, 2002 include amounts necessary to complete the restructuring initiatives announced in the three months ended July 26, 2002.

Note 6 — Inventories

Inventories consisted of the following (in millions):

	July 26, 2002	April 26, 2002
Finished goods	$496.3	$418.5
Work in process	132.4	120.1
Raw materials	222.0	209.5
Total	$850.7	$748.1

Note 7 — Comprehensive Income and Accumulated Other Non-owner Changes to Equity

In addition to net earnings, comprehensive income includes changes in unrealized gains and losses on available-for-sale marketable securities,  unrealized gains and losses on derivative instruments qualifying and designated as cash flow hedges, and foreign currency translation adjustments. During the three months ended July 27, 2001, comprehensive income also included minimum pension liability. Comprehensive income for the three months ended July 26, 2002 and July 27, 2001 was $419.2 million and $324.6 million, respectively.

The components of the ending balances of accumulated other non-owner changes in equity are as follows (in millions):

	July 26, 2002	April 26, 2002
Unrealized loss on investments	$(21.9)	$(9.2)
Translation Adjustment	(74.6)	(179.7)
Unrealized gain (loss) on derivatives	(35.6)	20.9
Total	$(132.1)	$(168.0)

Note 8 — Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company  could have repurchased  from the proceeds of the potentially dilutive shares.  Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan.  Presented below is a reconciliation between basic and diluted weighted average shares outstanding (in millions):

	July 26, 2002	July 27, 2001
Basic	1,215.2	1,209.9
Effect of dilutive securities:
Employee stock options	6.9	11.7
Other	2.1	1.7
Diluted	1,224.2	1,223.3

Note 9 — Segment and Geographic Information

The Company operates its business in five operating segments, which are aggregated into one reportable segment — the manufacture and sale of device-based medical therapies. Each of the Company’s operating segments has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments, and shared infrastructures. Net sales by operating segment were as follows (in millions):

	Three months ended
	July 26, 2002	July 27, 2001
Cardiac Rhythm Management	$797.6	$668.9
Neurological and Diabetes	305.9	165.8
Spinal and ENT	285.1	233.6
Vascular	194.0	264.4
Cardiac Surgery	131.3	123.0
	$1,713.9	$1,455.7

Geographic information:

Certain historical revenue amounts by geography have been reclassified to reflect revised allocations (in millions):

Three months ended:

July 26, 2002	United States	Europe	Asia Pacific	Other Foreign	Eliminations	Consolidated
Revenues from external customers	$1,196.1	$314.7	$163.5	$39.6	$—	$1,713.9
Intergeographic sales	198.9	159.5	0.3	2.4	(361.1)	—
Total sales	$1,395.0	$474.2	$163.8	$42.0	$(361.1)	$1,713.9

Three months ended:

July 27, 2001	United States	Europe	Asia Pacific	Other Foreign	Eliminations	Consolidated
Revenues from external customers	$991.4	$265.2	$163.4	$35.7	$—	$1,455.7
Intergeographic sales	151.7	82.7	0.2	2.8	(237.4)	—
Total sales	$1,143.1	$347.9	$163.6	$38.5	$(237.4)	$1,455.7

Note 10 — Subsequent Event

On September 6, 2002, the Company signed separate short-term bridge credit facilities with two financial institutions. The facilities are to be used primarily for the repurchase of the outstanding contingent convertible debentures if the put feature for a substantial amount of the debentures is exercised on September 16, 2002. The first bridge facility is a nine-month capital markets facility for $500 million, and has been fully drawn on September 6, 2002. This facility carries variable interest rates based on a spread ranging from 0% to 1%, depending on terms and credit ratings, over the one-month LIBOR (London InterBank Offered Rate), currently at 1.81%. The second credit facility is a six-month $500 million loan facility bearing interest rates and terms, including debt covenants, substantially similar to our 364-day $750 million revolving facility completed on January 24, 2002. If required, we may fully draw on this facility prior to September 16, 2002. All outstanding amounts can be repaid early without material penalties.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Business

We are a world leading medical technology company, providing lifelong solutions for people with chronic disease. Primary products include medical devices and technology to treat bradycardia pacing, tachyarrhythmia management, heart failure, atrial fibrillation, coronary and peripheral vascular disease, heart valve replacement, extracorporeal cardiac support, minimally invasive cardiac surgery, malignant and non-malignant pain control, diabetes, urological disorders, gastroenterological ailments, movement disorders, spinal and neurosurgery, neurodegenerative disorders and ear, nose and throat (ENT) surgery.

Financial Trends

Throughout these financial sections, you will read about both recurring and non-recurring transactions or events that materially contribute to or reduce earnings and materially affect financial trends. We define purchased in-process research and development (IPR&D), restructuring, certain litigation and other charges as non-

recurring charges. These charges result from unique facts and circumstances that likely will not recur with similar materiality or impact on continuing operations. See page 17 of this report and Note 5 to the consolidated condensed financial statements for more information regarding these transactions. While these items are important in understanding and evaluating financial trends, other transactions or events may also have a material impact. A complete understanding of these transactions is necessary in order to estimate the likelihood that these trends will continue.

Accounting Policies and Critical Accounting Estimates

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States (U.S.). Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our annual report on Form 10-K for the year ended April 26, 2002.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including those related to bad debts, inventories, intangible assets, property, plant and equipment, minority investments, legal proceedings, purchased in-process research and development, warranty obligations, product liability, pension and postretirement obligations, revenue, income taxes, and restructuring activities. We base our estimates on historical experience, actuarial valuations, or various assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ materially from these estimates.

Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the accounting estimates are made, and (2) other materially different estimates could have been reasonably made or material changes in the estimates are reasonably likely to occur from period to period. Our critical accounting estimates include the following:

Legal Proceedings — We are involved in a number of legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, which, if granted would require significant expenditures. We record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. If a loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements.

Minority Investments — We make long-term, strategic investments in companies that are in varied stages of development. We account for these investments under the cost or the equity method of accounting, as appropriate. Publicly traded investments accounted for under the cost method are adjusted to fair value at the end of each quarter based on their quoted market price. Required adjustments to the carrying value of these investments are recorded in shareholders’ equity as Accumulated other non-owner changes in equity unless an unrealized loss is not considered recoverable during the period we expect to hold the investment. If an unrealized loss is not considered recoverable during the preiod we expect to hold it, the loss will be recognized in the statements of consolidated earnings in the period it is determined to be unrecoverable. Investments accounted for under the cost method that do not have a quoted market price are reviewed for impairment at fiscal year end or when changes in circumstance or the occurrence of events suggest our investment is not recoverable. Investments accounted for under the equity method are recorded at the amount of our investment and adjusted each period for our share of the investee’s income or loss and dividends paid. Investments accounted for under the equity method are reviewed for impairment at each fiscal year end or when changes in circumstance or the occurrence of events suggest our investment is not recoverable. As of July 26, 2002, we had $281.5 million of minority investments. Of these investments, $226.1 million represent investments in companies that do not have quoted market prices.

Valuation of Purchased In-Process Research and Development, Goodwill, and Other Intangible Assets — Upon completion of an acquisition, the purchase price is allocated, as applicable, between in-process research and development, other identifiable intangible assets, tangible assets, and goodwill as required by generally accepted accounting principles in the U.S. Purchased in-process research and development is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to in-process research and development and other intangible assets requires us to make significant estimates. The amount of the purchase price allocated to purchased in-process research and development and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For purchased in-process research and development, these methodologies include consideration of the risk of the project not achieving commercial feasibility.

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including in-process research and development, of the acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows. Goodwill, net of amortization, is $4,052.7 million as of July 26, 2002.

Other intangible assets consist primarily of purchased technology, patents, trademarks and tradenames and are amortized using the straight-line method over their estimated useful lives, ranging from 3 to 25 years. We review these intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggests the remaining value is not recoverable.

Tax Strategies — We operate in multiple tax jurisdictions both in the U.S. and outside the U.S.  Accordingly, we must determine the appropriate allocation of income to each of these jurisdictions. This determination requires us to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve and may result in income tax adjustments if changes to our allocation are required between jurisdictions with different tax rates.

Overview of Operating Results

Consolidated net sales for the three months ended July 26, 2002 were $1,713.9 million, an increase of 16.5% on a constant currency basis over the $1,455.7 million of the same period in the prior year.  Foreign exchange translation had a favorable impact on net sales of $18.6 million, increasing our as reported growth rate to 17.7%.  This increase was driven by strong growth in Cardiac Rhythm Management, highlighted by the U.S. market release of InSync ICD™ and Attain™ Over-the-Wire left heart lead and continued strong growth in our spinal business reflecting our broad product line and leadership position in this high growth market.  First quarter growth compared with the prior year also benefited from our fiscal 2002 acquisitions, principally MiniMed, Inc. (MiniMed), however, this was partially offset by a decrease in our vascular business due to being enjoined from selling our rapid exchange perfusion delivery system in the U.S. beginning in September 2001.

The primary exchange rate movements that impact our consolidated net sales growth are the U.S. dollar as compared to the Euro and the Japanese Yen. The impact of foreign currency fluctuations on net sales is not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities (see “Quantitative and Qualitative Disclosures About Market Risk” following this discussion and analysis under “Item 3”).  In fact, in the three months ended July 26, 2002, net earnings were negatively impacted by foreign currency fluctuations.

Earnings and Earnings Per Share (dollars in millions, except per share data):

	Quarter Ended
	July 26,	July 27,	Increase/(Decrease)
	2002	2001	Dollar	Percent
Net earnings excluding non-recurring charges	$389.9	$342.0	$47.9	14.0%
Non-recurring charges, net	$6.6	$40.5	$(33.9)	N/A
Net earnings	$383.3	$301.5	$81.8	27.1%
Diluted earnings per share	$0.31	$0.25	$0.06	24.0%
Non-recurring charges per share	$0.01	$0.03	$(0.02)	N/A
Diluted earnings per share excluding net non-recurring charges	$0.32	$0.28	$0.04	14.3%

The after tax non-recurring charges in the three months ended July 26, 2002 consisted of $16.1 million related to our facility consolidation initiatives in Vascular operations, offset by $9.5 million of reversals of previously recognized charges.  The after tax non-recurring charges in the three months ended July 27, 2001 consisted of $23.2 million related to the streamlining of operations and $17.3 million related to sales of certain products associated with an arbitration award received in July 2001.  See Note 5 to the consolidated condensed financial statements for more detail regarding non-recurring charges.

Net Sales

The charts below show net sales by operating segment for three months ended July 26, 2002 and July 27, 2001:

Cardiac Rhythm Management (CRM)

CRM products consist primarily of pacemakers, implantable and external defibrillators, leads and ablation products.  CRM net sales for the three months ended July 26, 2002 grew by 18%, on a constant currency basis, from the same period a year ago.  This strong growth was driven by a 33% increase, on a constant currency basis, in sales of defibrillation systems.  Defibrillation net sales growth resulted from continued strong demand for the Marquis™ DR, Sprint Quattro™ leads, and the InSync ICD, which was approved by the  U.S. Food and Drug Administration (FDA) in late June 2002 as an additional heart failure treatment option for those patients who also have a high risk of sudden cardiac arrest.  Net sales from pacing systems grew by approximately 13%, on a constant currency basis, for the three months ended July 26, 2002 from the same period a year ago.  Net sales of pacing systems were led by continued strong performance of the Kappa® 900 pacemaker, increasing acceptance of the InSync® device for heart failure, and the Attain™-Over-the-Wire left-heart lead for delivery of cardiac resynchronization therapy.

Looking ahead, we anticipate receiving U.S. approval for InSync® III and InSync Marquis™, our next generation heart failure devices before the end of fiscal 2003.  Both devices provide resynchronization therapy with InSync Marquis providing additional defibrillation backup.

Neurological and Diabetes

Neurological and Diabetes products consist primarily of implantable neurostimulation devices, implantable drug administration systems, neurosurgery products, urology products, functional diagnostics equipment, gastroenterology products, and medical systems for the treatment of diabetes. Neurological and Diabetes net sales for the three months ended July 26, 2002 increased by $140.1 million from the same period of the prior year, to $305.9 million.  Excluding Diabetes, revenues increased by approximately 15%, on a constant currency basis, to approximately $193 million.  The increase, excluding Diabetes, reflects the following:

•                    Continued strong sales of the Activa® Parkinson’s Control Therapy, which more than doubled in the U.S. compared to the same period a year ago.  During the quarter, Activa also received a favorable, recommendation for national Medicare coverage from a panel of the Medicare Coverage Advisory Committee,

•                    Continued strong acceptance for certain therapies for the treatment of urological disorders, including the InterStim® Therapy for Urinary Control and Enterra Therapy, for the treatment of chronic nausea and vomiting associated with gastroparesis, and

•                    The U.S. introductions of TUNA® therapy, a treatment for enlarged prostate, referred to as benign prostatic hyperplasia (BPH), which affects up to 23 million men worldwide, and the Bravo pH Monitoring System™, a diagnostic test for gastroesophogeal reflux disease (GERD), which affects 21 million Americans.

Net sales from Diabetes grew in excess of 15% for the three months ended July 26, 2002 as compared to the same period of the prior year when MiniMed was a stand-alone company.  This growth reflects the continued acceptance and market preference for the Paradigm insulin infusion pump.

Looking ahead, the Neurological and Diabetes operating segment expects to benefit from the following:

•                    Continued acceptance and market penetration of the Activa Parkinson’s Control Therapy,

•                    Continued acceptance and market penetration of implantable pumps for the treatment of chronic pain,

•                    The European launch of the non-invasive Gatekeeper™ Reflux Repair System, used in the treatment of GERD, and

•                    The worldwide launch of the InterStim® Tined Lead, used in InterStim incontinence therapy.

Spinal and ENT (Ear, Nose and Throat)

Spinal and ENT products include thoracolumbar, cervical and interbody spinal devices, surgical navigation tools, and surgical products used by ENT physicians. Spinal and ENT net sales for the three months ended July 26, 2002 increased by 22%, on a constant currency basis, from the same period of the prior year.  Spinal net sales for the three months ended July 26, 2002 increased by 25%, on a constant currency basis, from the same period of the prior year.  The increase in spinal net sales reflects our broad based product offerings and continued acceptance of the CD-HORIZON® SEXTANT™ Spinal System.

ENT net sales for the three months ended July 26, 2002 increased by approximately 17%, on a constant currency basis, from the same period of the prior year.  This increase primarily reflects an increase in sales of the Meniett, a portable pulse generator designed to treat the symptoms of Meniere’s disease.

Looking forward, we expect to see growth in this operating segment as a result of continued acceptance of our broad based product offerings and the recently introduced INFUSE™ Bone Graft for spinal fusion.

Vascular

Vascular products consist of coronary stents, balloon and guiding catheters, and peripheral vascular products. Vascular net sales for the three months ended July 26, 2002 decreased by 28%, on a constant currency basis, from the same period a year ago.  The decrease reflects a decrease of approximately 33%, on a constant currency basis, of coronary vascular, partially offset by an increase of approximately 12%, on a constant currency basis, of peripheral stents.  Net sales from coronary vascular products decreased as a result of an injunction issued in September 2001 that prevents us from selling our rapid exchange perfusion delivery system in the U.S.  This injunction followed an arbitration ruling in July 2001 that certain of our rapid exchange perfusion delivery systems infringed a competitor’s patent.  This has resulted in a reduction of net sales of approximately $200-250 million annually.  We continue to offer all of our coronary stents with alternative delivery systems in the U.S. and rapid exchange delivery systems outside the U.S.  We are currently pursuing other options delivery to reenter the U.S..  The increase in peripheral stents was led by sales of the Bridge™ Assurant Balloon-Expandable Stent Delivery System for Biliary Indication.   The Bridge Assurant received clearance from the FDA in May 2002.

Looking ahead, our Vascular segment expects to benefit from the following:

•                    Our strategic alliance with Abbott Laboratories to accelerate our entry into the drug-eluting stent market.  Clinical trials using Abbott’s proprietary immunosuppression drug ABT-578 (a rapamycin analogue) with Medtronic stents are expected to begin outside the U.S. by the end of calendar 2002.

•                    Xpedient, a next generation delivery system used for the treatment of abdominal aortic aneurysms (AAA), is expected to be available later in the second fiscal quarter of fiscal 2003.

•                    Our patented Zipper technology, an over-the-wire/short-wire angioplasty catheter and stent delivery system that offers the benefits of traditional rapid exchange and over-the-wire systems.  Clinical trials for the Zipper technology are underway in Europe, and the product has received IDE approval to begin clinical evaluation from the FDA.

•                    The Driver, a cobalt-based alloy coronary stent that allows for the engineering of thinner struts.  During the first fiscal quarter of 2003, we completed enrollment for clinical trials.

Cardiac Surgery

Cardiac Surgery products include perfusion systems, heart valves, minimally invasive cardiac surgery products and surgical accessories. Cardiac Surgery net sales for the three months ended July 26, 2002 increased by 6%, on a constant currency basis, from the same period of the prior year.  This increase reflects an increase of over 40%, on a constant currency basis, in the cardiac surgery technologies (CST) product group, and an 8% increase, on a constant currency basis, in heart valve products, offset by a 4% decline, on a constant currency basis, in perfusion systems.  The increase in CST products primarily relates to strong surgeon preference for the recently introduced Starfish™ 2 Heart Positioner and the Octopus® 3 Tissue Stabilization System, that facilitates beating heart bypass surgery.  The decline in perfusion systems reflects the continued industry shift toward beating heart procedures.  The increase in heart valve products reflects continued preference for tissue heart valve replacement and our full line of tissue valves, including our popular Mosaic® valve.

Looking ahead, we expect to benefit from the continued shift in market demand from mechanical valves to tissue valves as well as an increase in the number of beating heart procedures.  We expect the Octopus 4, our next-generation tissue stabilization system commercially released in August 2002, to contribute to this growth.

Costs and Expenses

The following is a summary of major costs and expenses as a percent of net sales:

	Three Months Ended
	July 26, 2002	July 27, 2001
Cost of products sold	24.2%	26.0%
Research & development	10.5	10.4
Selling, general & administrative	31.3	30.6
Special charges	0.6	4.3
Other (income)/expense	1.5	0.0
Interest (income)/expense	0.1	(1.5)

Cost of Products Sold

Cost of products sold as a percentage of net sales decreased by 1.8 percentage points for the three months ended July 26, 2002 from the same period of the prior year.  This decrease reflects an increase in sales of certain higher margin products, principally in CRM and Spinal.  In addition, most of our businesses experienced increased margins as U.S. net sales, which tend to have higher margins than sales outside the U.S., are growing faster than net sales outside the U.S.    The decrease in cost of goods sold as a percentage of net sales was partially offset by the impact of the weakening U.S. dollar.

Research and Development

We are committed to the development of technological enhancements and of new indications for existing products, to the development of less invasive and new technologies that address unmet patient needs, and to help reduce patient care costs, including length of hospital stays.  Consistent with prior periods, we have continued to invest heavily in the future by spending aggressively on research and development efforts, with research and development spending representing 10.5% of net sales, or $179.4 million, in the three months ended July 26, 2002.

Selling, General & Administrative

Selling, general and administrative expense as a percentage of net sales increased for the three months ended July 26, 2002 by 0.7 percentage points from the same period of the prior year, to 31.3%.  This increase primarily relates to the impact of fiscal 2002 acquisitions on the consolidated cost structure and efforts to expand our sales force in order to meet demand for our most rapidly growing products, offset in part by cost control measures.  We continue to be committed to controlling costs through the identification of efficiencies in conjunction with the integration of acquisitions and the implementation of cost control measures in our existing businesses.

Non-recurring Charges

Non-recurring charges taken during the quarter were as follows:

	Three Months Ended
(in millions)	July 26, 2002	July 27, 2001
Special charges:
Litigation	$—	$27.0
Asset write-downs	8.9	6.9
Restructuring and other related charges	16.1	29.2
Changes in estimates	(14.5)	(1.0)
Total special charges	10.5	62.1
Less tax impact	(3.9)	(21.6)
Total special charges, after tax	$6.6	$40.5

Special charges recorded during the three months ended July 26, 2002 totaled $10.5 million, net.  The charges relate to the Vascular facility consolidation initiatives in our operations, partially offset by the reversal of unused portions of previously recognized charges for other restructuring initiatives.  The Vascular initiatives included a restructuring charge of $10.8 million, an $8.9 million write-down of assets which will no longer be utilized, including accelerated depreciation of assets held and used, and $5.3 million of other restructuring related charges. The Vascular restructuring initiatives are expected to result in the termination of 685 employees, an annualized operating savings of approximately $35.0 to 40.0 million, and an annualized tax savings of approximately $8.0 million.  Of the 685 employees identified for termination, 279 have been terminated as of July 26, 2002. This charge was partially offset by a reversal of reserves no longer considered necessary.  The first reversal of $8.9 million, which included $1.7 million for asset write-downs, related to our restructuring initiatives from the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002 (discussed below).  The second reversal of $5.6 million related to distributor terminations resulting from the merger of PercuSurge, Inc. (PercuSurge).  These reserves were no longer considered necessary as the initiatives have been completed.

During the first quarter of fiscal 2002, we recorded $27.0 million as a result of a patent infringement case brought by a competitor with respect to the rapid exchange perfusion delivery system. That case was decided in a July 2001 arbitration panel ruling.  As a result of this ruling, we stopped selling the rapid exchange perfusion delivery systems in U.S. markets in September 2001.

We announced initiatives to restructure certain neurological sales offices, reduce and consolidate certain manufacturing operations, and streamline and reorganize our European sales organizations to further integrate acquisitions during the fourth quarter of fiscal 2001.  In connection with these initiatives, we recorded a restructuring charge of $35.1 million in the first quarter of fiscal 2002, and $14.5 million during the fourth quarter of fiscal 2001.  These initiatives resulted in the termination of approximately 650 employees, a net reduction of 450 positions, and annualized savings of approximately $35.0 to $40.0 million. Included in this charge were $6.9 million of write-downs for assets which will no longer be utilized and a reversal of a $1.0 million reserve related to our fiscal 2000 Latin America restructuring initiatives no longer considered necessary as the restructuring initiatives had been completed.  Of the 650 employees identified for termination, all have been terminated or have found other jobs within the company.  These initiatives were completed during the first quarter of fiscal 2003.

During the third quarter of fiscal year 2001 and in connection with the merger of PercuSurge, we recorded a restructuring charge of $9.4 million related to integration and $4.2 million for transaction costs associated with the acquisition. All employees that were identified for termination have been terminated.

Other Income/Expense

Other income/expense includes intellectual property amortization expense, royalty income and expense, minority investment gains and losses and foreign currency hedging gains and losses.  Other expense, net for the three months ended July 26, 2002 increased by $25.1 million from the same period of the prior year.  The majority of this increase relates to significant foreign currency hedging gains realized in the prior year and an increase in amortization expense from our fiscal 2002 acquisitions.

Interest Income/Expense

For the three months ended July 26, 2002, net interest expense was $1.5 million, a $22.8 million change from the $21.3 million of net interest income generated during the three months ended July 27, 2001.  This change is primarily attributable to higher average borrowings, lower average cash balances, and lower average interest rates.  The increase in average borrowings is primarily attributable to the $2,012.5 million of contingent convertible debentures issued in September 2001 in connection with the MiniMed and Medical Research Group (MRG) acquisitions.

Income Taxes

	Quarter Ended		Percentage Point
(dollars in millions)	July 26, 2002	July 27, 2001	Increase/ (Decrease)
Provision for income taxes	$163.1	$138.8	N/A
Effective tax rate	29.8%	31.5%	(1.7)%
Impact of non-recurring charges	0.2%	0.4%	(0.2)%
Effective tax rate excluding non-recurring charges	30.0%	31.9%	(1.9)%

Our effective tax rate, excluding non-recurring charges, for the three months ended July 26, 2002 decreased by 1.9 percentage points from the same period of the prior year as we have increased manufacturing in lower-taxed jurisdictions.

Liquidity and Capital Resources

(dollars in millions)	July 26, 2002	April 26, 2002
Working capital	$118.6	$(496.9)
Current ratio*	1.0 : 1.0	0.9 : 1.0
Cash, cash equivalents, and short-term investments	$888.7	$533.7
Short-term borrowings and long-term debt	$2,518.2	$2,525.6
Net cash position**	$(1,629.5)	$(1,991.9)
Long-term investments	$348.4	$637.0

* — Current ratio is the ratio of current assets to current liabilities.

** — Net cash position is the sum of cash, cash equivalents, and short-term investments less short-term borrowings and long-term debt.

The increase in our working capital, current ratio, and net cash position since April 26, 2002, primarily relates to an increase in net cash and cash equivalents of approximately $461.4 million, $332.2 million of which was generated by operations. In addition, working capital and the current ratio were impacted by an aggregate increase of approximately $95 million in accounts receivable and inventory as a result of changes in foreign currency exchange rates.  Our working capital and net cash position as of July 26, 2002 and April 26, 2002 have been negatively impacted by the $4,057.6 million of cash paid in fiscal 2002 for acquisitions, net of cash received. These cash payments were funded by a combination of cash generated from operations and proceeds from a bridge loan. The bridge loan was subsequently repaid with proceeds of $2,012.5 million from the issuance of contingent convertible debentures. See “Debt and Capital” below for information regarding the terms of the contingent convertible debentures, including the put feature, as well as our lines of credit.

We believe our existing cash, investments, and unused lines of credit of $1,326.2 million, if needed, will satisfy our foreseeable working capital requirements.

Debt and Capital

Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percent of total capital was 27.2% at July 26, 2002 and 28.2% at April 26, 2002.  We have existing lines of credit with various banks, which include our syndicated credit facilities, totaling $1,824.3 million, of which approximately $1,326.2 million is available at July 26, 2002.

On September 6, 2002, the Company signed separate short-term financing arrangements with two financial institutions. These financings are to be used primarily for the repurchase of the outstanding contingent convertible debentures if the put feature for a substantial amount of the debentures is exercised on September 16, 2002. The first is a private placement for $500 million, of floating rate notes due June 6, 2003 that were issued on September 6, 2002. These notes carry variable interest rates based on a spread ranging from 0% to 1%, depending on terms and credit ratings, over the one-month LIBOR (London InterBank Offered Rate), currently at 1.81%. The second credit facility is a six-month $500 million loan facility bearing interest rates and terms, including covenants, substantially similar to our 363-day $750 million revolving facility completed on January 24, 2002 (see discussion below). If required, we may fully draw on this facility prior to September 16, 2002. All outstanding amounts can be repaid early without material penalties. While funds from these bridge loans are not required to satisfy our foreseeable cash requirements, including settling any obligation related to the contingent convertible debentures (discussed below), access to the loans will help ensure we are prepared for currently unforeseen uses of cash.

On September 17, 2001, we completed a $2,012.5 million private placement of 1.25% contingent convertible debentures due September 15, 2021. Each debenture is convertible into our common stock at an initial conversion price of $61.81 per share. We may be required to repurchase the securities at the option of the holders in September 2002, 2004, 2006, 2008, 2011, and 2016. The purchase price would be equal to the principal amount of the debentures plus any accrued and unpaid interest on the debentures to the repurchase date. Our current and foreseeable capital structure and liquidity position are sufficient to meet the obligation if the holders require us to repurchase the securities in the second quarter of fiscal 2003.  The holders of the contingent convertible debentures will consider various factors; including our stock price, our projected stock price volatility, and prevailing market interest rates, in deciding whether or not to require us to repurchase the debentures.  If the repurchase option is exercised in September 2002, we will repurchase the securities with cash.  If the repurchase option is exercised subsequent to September 2002, we may elect to repurchase the securities with cash, our common stock, or some combination thereof. We may elect to redeem the securities for cash at any time after September 2006. The net proceeds from this offering were used to repay a substantial portion of the outstanding bridge financing obtained in connection with the acquisitions of MiniMed and MRG.

We maintain a $1,500.0 million commercial paper program. This program allows us to issue debt securities with maturities up to 364 days from the date of issuance. At July 26, 2002, outstanding commercial paper totaled $250.0 million. The weighted average annual original maturity of the commercial paper outstanding was approximately 29 days and the weighted average annual interest rate was 1.79% for the quarter ended July 26, 2002.

In connection with the issuance of the contingent convertible debentures and commercial paper, Standard and Poor’s Rating Group and Moody’s Investors Service issued us strong long-term debt ratings of AA– and A1, respectively, and strong short-term debt ratings of A-1+ and P-1, respectively. These ratings rank us in the top 10% of all U.S. companies rated by these agencies.

In conjunction with the commercial paper program, we signed two syndicated credit facilities totaling $1,250.0 million with various banks on January 24, 2002. The two credit facilities consist of a 364-day $750.0 million facility and a five-year $500.0 million facility. The credit facilities provide backup funding for the commercial paper program and may also be used for general corporate purposes.

Interest rates on these borrowings are determined by a pricing matrix based on our long-term debt ratings assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. Facility fees are payable on the credit and determined in the same manner as the interest rates. Under terms of the agreements, our consolidated tangible net worth must at all times be greater than or equal to $1,040.4 million, increased by an amount equal to 100% of the net cash proceeds from any equity offering occurring after January 24, 2002. Our consolidated tangible net worth at July 26, 2002 was approximately $2,551.9 million. The agreements also contain other customary covenants and events of default.

Operations Outside of the United States

The following charts illustrate U.S. net sales versus net sales outside the U.S. for the three-month periods ended July 26, 2002 and July 27, 2001:

From the three month period ended July 27, 2001 to the three month period ended July 26, 2002, consolidated net sales mainly outside the U.S. did not grow as fast as U.S. consolidated net sales mainly because MiniMed, which was acquired in the second quarter of fiscal 2002, as MiniMed primarily operated in the U.S.  This increase was partially offset by the impact of fluctuations in the foreign currency exchange rates.

Net sales outside the U.S. are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. Outstanding receivables from customers outside the U.S. totaled $691.5 million at July 26, 2002, or 41.8% of total outstanding accounts receivable, and $617.7 million at April 26, 2002, or 38.6% of total outstanding accounts receivable. The increase in the percentage of accounts receivable from customers outside the U.S. is primarily driven by the impact of changes in foreign currency exchange rates. Operations outside the U.S. could be negatively impacted by changes in political, labor or economic conditions, changes in regulatory requirements or potentially adverse foreign tax consequences, among other factors.

Cautionary Factors That May Affect Future Results

Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, and sales efforts. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed in the sections entitled “Government Regulation and Other Considerations” and “Cautionary Factors That May Affect Future Results” in our Annual Report on Form 10-K for the year ended April 26, 2002.  Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

We undertake no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by us on this subject in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q, and 8-K (if any), in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. We note these factors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Due to the global nature of our operations, we are subject to the exposures that arise from foreign exchange rate fluctuations. We manage these exposures using operational and economic hedges as well as derivative financial instruments. The primary currencies hedged are the Yen and the Euro.

Our objective in managing exposure to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with foreign exchange rate changes. We enter into various contracts, principally forward contracts that change in value as foreign exchange rates change, to protect the value of existing foreign currency assets, liabilities, net investments, and probable commitments. The gains and losses on these contracts offset changes in the value of the related exposures. It is our policy to enter into foreign currency hedging transactions only to the extent true exposures exist; we do not enter into foreign currency transactions for speculative purposes. Our risk management activities for the three months ended July 26, 2002 were successful in minimizing the net earnings and cash flow impact of currency fluctuations despite volatile market conditions.

We had forward exchange contracts outstanding in notional amounts of $2,111 million at July 26, 2002. These amounts represent a substantial portion of our total annual foreign currency exposure.  The fair value of all foreign currency derivative contracts outstanding at July 26, 2002 was a $57 million obligation. A sensitivity analysis of changes of the fair value of all derivative foreign exchange contracts outstanding at July 26, 2002 indicates that, if the U.S. dollar uniformly weakened by 10% against all currencies, the fair value of these contracts would decrease by $190 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all major currencies, the fair value of these contracts would increase by $172 million. Any gains and losses on the fair value of derivative contracts would be largely offset by losses and gains on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

We are also exposed to interest rate changes affecting principally our investments in interest rate sensitive instruments. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10% decrease in short-term interest rates compared to interest rates at July 26, 2002 indicates that the fair value of these instruments would increase by $0.1 million. Conversely, a 10% increase would decrease the value of these instruments by $0.1 million.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

In October 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, filed suit in federal court in the District Court of Delaware against Arterial Vascular Engineering, Inc. (AVE), which we acquired in January 1999 . The suit alleged that AVE’s modular stents infringe certain patents now owned by Cordis. Boston Scientific Corporation is also a defendant in this suit. In December 2000, a Delaware jury rendered a verdict that the previously marketed MicroStent® and GFX® stents infringe valid claims of two patents and awarded damages to Cordis totaling approximately $270.0 million. In March 2002, the Court entered an order in favor of AVE, deciding as a matter of law that AVE’s MicroStent and GFX stents do not infringe the patents. Cordis has filed an appeal.

In December 1997, Advanced Cardiovascular Systems, Inc. (ACS), a subsidiary of Guidant Corporation, sued AVE in federal court in the Northern District of California alleging that AVE’s modular stents infringe certain patents held by ACS, and is seeking injunctive relief and monetary damages. AVE denied infringement and in February 1998, AVE sued ACS in federal court in the District Court of Delaware alleging infringement of certain of its stent patents, for which AVE is seeking injunctive relief and monetary damages. The cases have been consolidated in Delaware and an order has been entered staying the proceedings until September 2002.

In August 1999, more than 12 years after its business operations were abandoned, Stenticor, Inc. (Stenticor) and two of its shareholders filed suit in California state court in Santa Rosa alleging that certain of Stenticor’s trade secrets were misappropriated by AVE and two individuals who were former officers and/or shareholders of Stenticor. The lawsuit alleges that Stenticor owned the modular stent design used in certain stents sold by AVE, and that the individual defendants misappropriated those trade secrets to Endovascular Support Systems, which ultimately transferred them to AVE. Plaintiffs have also asserted claims for breach of contract, breach of fiduciary duty, misrepresentation and unfair competition. Defendants have asserted a counterclaim for professional negligence, and AVE has agreed to indemnify the individual defendants except in certain circumstances. The parties have reached a tentative agreement on some of the claims and have agreed to resolve the remaining issues through binding arbitration. The settlement requires court approval and is expected to be finalized in September 2002.

In June 2000, we filed suit in U.S. District Court in Minnesota against Guidant Corporation seeking a declaration that our Jewel® AF device does not infringe certain patents held by Guidant and/or that such patents were invalid. Thereafter, Guidant filed a counterclaim alleging that the Jewel AF and the Gem III AT infringe certain patents relating to atrial fibrillation. The case is in the discovery stage.

In September 2000, Cordis filed an additional suit against AVE in the District Court of Delaware alleging that AVE’s S670, S660 and S540 stents infringe the patents asserted in the October 1997 Cordis case above. The Court has stayed proceedings in this suit until the appeals have been decided in the 1997 case above.

In January 2001, DePuy/AcroMed, Inc., a subsidiary of Johnson & Johnson, Inc., filed suit in U.S. District Court in Massachusetts alleging that Medtronic Sofamor Danek, Inc. (MSD) was infringing a patent relating to a design for a multiaxial pedicle screw. In March 2002, DePuy/AcroMed supplemented its allegations, and now claims that MSD’s M10, M8 and Vertex screws infringe the patent. The suit is in discovery stages.

In May 2001, MSD filed a lawsuit against Dr. Gary Karlin Michelson and Karlin Technology, Inc. (together, KTI) in the U.S. District Court for the Western District of Tennessee. The suit seeks damages and injunctive relief against KTI for breach of purchase and license agreements relating to intellectual property in the field of threaded and non-threaded spinal interbody implants, fraud, breach of non-competition obligations and other claims. In October 2001, KTI filed several counterclaims against MSD as well as a third party complaint against Sofamor Danek Holdings, Inc., a related entity, seeking damages and injunctive relief based on several claims, including breach of contract, infringement of several patents, fraud and unfair competition. The case is in discovery and trial is scheduled for March 2003.

In June 2001, MiniMed, Inc. (MiniMed) and its directors were named in a putative class action lawsuit filed in the Superior Court of the State of California for the County of Los Angeles. The plaintiffs purport to represent a class of stockholders of MiniMed asserting claims in connection with our acquisition of MiniMed, alleging violation of fiduciary duties owed by MiniMed and its directors to the MiniMed stockholders. Among other things, the complaint sought preliminary and permanent injunctive relief to prevent completion of the acquisition. In August 2001, the Court denied the plaintiffs’ request for injunctive relief to prevent completion of the acquisition.   Plaintiffs have amended their complaint and the court has under consideration plaintiffs’ motion seeking certification of a class action.

We believe that we have meritorious defenses against the above claims and intend to vigorously contest them. The outcomes of the litigation matters discussed above are not considered probable or cannot be reasonably estimated. Accordingly, we have recorded no reserves regarding these matters on our financial statements as of July 26, 2002. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable or a probable loss cannot be reasonably estimated, a liability is not recorded. While it is not possible to predict the outcome of the actions discussed above, we believe that costs associated with them will not have a material adverse impact on our financial position or liquidity, but may be material to the consolidated results of operations of any one period.

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

In December 2001, VidaMed, Inc. (VidaMed) and its directors were named in a putative class action suit in the Court of Chancery of the State of Delaware for the County of Newcastle. The plaintiffs purport to represent a class of shareholders of VidaMed asserting claims in connection with our acquisition of VidaMed, alleging that VidaMed and its directors violated various fiduciary duties to the VidaMed shareholders.  In July 2002, plaintiffs dismissed the suit without prejudice.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s 2002 Annual Meeting of Shareholders held on August 29, 2002, the shareholders approved the following:

a)              A proposal to elect four Class I Directors of the Company to serve for three-year terms ending in 2005, as follows:

Director	Votes For	Votes Withheld
Shirley Ann Jackson, Ph.D.	993,422,707	24,795,441
Denise M. O’Leary	989,746,440	28,471,708
Jean-Pierre Rosso	1,001,145,492	17,072,656
Jack W. Schuler	993,109,244	25,108,904

There were no broker non-votes.  In addition, the terms of the following directors continued after the meeting:  Class II directors for a term ending in 2003 — Michael R. Bonsignore, Bernadine P. Healy, M.D. and Gordon M. Sprenger, and Class III directors for a term ending in 2004 — William R. Brody, M.D., Ph.D., Arthur D. Collins, Jr. and Antonio M. Gotto, Jr., M.D., D. Phil.  On August 23, 2002, Paul W. Chellgren, a director since 1997, resigned from the Board of Directors.

b)    A proposal to approve the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors.  The proposal received 961,598,590 votes for, and 51,105,866 against.  There were 5,417,853 abstent and no broker non-votes.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

3.1                                             Medtronic Restated Articles of Incorporation, as amended to date, incorporated by reference herein to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended April 26, 2002, filed with the Commission on July 19, 2002.

3.2                                         Medtronic Bylaws, as amended to date, incorporated by reference herein to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended April 26, 2002, filed with the Commission on July 19, 2002.

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

11.1                                       Computation of ratio of earnings to fixed charges for the quarter ended July 26, 2002 and for the fiscal years ended April 26, 2002, April 27, 2001, April 30, 2000, 1999, and 1998.

                (b)           Reports on Form 8-K

During the quarter ended July 26, 2002, the Company filed (i) a Report on Form 8-K on May 1, 2002 reporting under Items 5 and 7 (a) the ruling of an arbitration panel regarding a dispute with Guidant and (b) the completion of Medtronic’s succession plan whereby Arthur D. Collins, Jr. succeeded William W. George as Chairman of the Board and (ii) a report on Form 8-K on June 3, 2002 under Items 5 and 7 reporting third quarter earnings and (iii) a report on Form 8-K on June 28, 2002 under Items 5 and 7 reporting Medtronic’s agreement to acquire Spinal Dynamics Corporation, expecting to complete the transaction before the end of calendar year 2002.

Subsequent to the quarter ended July 26, 2002, the Company filed (i) a Report on Form 8-K on August 8, 2002 under Items 7 and 9 reporting the submission of sworn statements of Arthur D. Collins, Jr., Chief Executive Officer, and Robert L. Ryan, Chief Financial Officer, to the Securities and Exchange Commission (SEC) pursuant to the SEC’s Order No. 4-460 issued June 27, 2002.  Note that, pursuant to general instructions B.2 of Form 8-K, the information in the report and attached exhibits shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 of otherwise subject to the liabilities of that section and (ii) a Report of Form 8-K on August 28, 2002 under Items 5 and 7 reporting first quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medtronic, Inc.
(Registrant)

Date: September 6, 2002	/s/ Arthur D. Collins, Jr.
Arthur D. Collins, Jr.
Chairman of the Board and Chief Executive Officer

Date: September 6, 2002	/s/ Robert L. Ryan
Robert L. Ryan
Senior Vice President and Chief Financial Officer

Certification of Chief Executive Officer

Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

I, Arthur D. Collins, Jr., certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Medtronic, Inc. (Medtronic);

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Medtronic as of, and for, the periods presented in this quarterly report.

Date: September 6, 2002	/s/ Arthur D. Collins, Jr.
Arthur D. Collins, Jr.
Chairman of the Board and Chief Executive Officer

Certification of Chief Executive Officer

Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

In connection with this quarterly report on Form 10-Q of Medtronic, Inc. I, Arthur D. Collins, Jr., Chief Executive Officer of Medtronic, Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)                      The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)                      The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Medtronic, Inc.

Date: September 6, 2002	/s/ Arthur D. Collins, Jr.
Arthur D. Collins, Jr.
Chairman of the Board and Chief Executive Officer

Certification of Chief Financial Officer

Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

I, Robert L. Ryan, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Medtronic, Inc. (Medtronic);

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Medtronic as of, and for, the periods presented in this quarterly report.

Date: September 6, 2002	/s/ Robert L. Ryan
Robert L. Ryan
Senior Vice President and Chief Financial Officer

Certification of Chief Financial Officer

Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

In connection with this quarterly report on Form 10-Q of Medtronic, Inc. I, Robert L. Ryan, Chief Financial Officer of Medtronic, Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)                                  The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)                                  The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Medtronic, Inc.

Date: September 6, 2002	/s/ Robert L. Ryan
Robert L. Ryan
Senior Vice President and Chief Financial Officer