Form 10-Q
period 2002-10-25
MEDTRONIC INC
filed 2002-12-06
CIK 64670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 25, 2002

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

Shares of common stock, $.10 par value, outstanding on November 22, 2002:  1,220,119,769

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

MEDTRONIC, INC.

STATEMENTS OF CONSOLIDATED EARNINGS

(Unaudited)

	Three months ended		Six months ended
	October 25, 2002	October 26, 2001	October 25, 2002	October 26, 2001
	(in millions, except per share data)

Net sales	$1,891.0	$1,571.2	$3,604.9	$3,026.9

Costs and expenses:
Cost of products sold	460.7	405.0	874.9	783.1
Research and development expense	193.5	162.4	372.9	313.4
Selling, general, and administrative expense	598.6	479.2	1,134.7	924.0
Purchased in-process research and development (IPR&D)	114.2	260.3	114.2	260.3
Special charges	(8.0)	9.1	2.5	71.2
Other (income)/expense, net	45.3	26.8	71.1	27.5
Interest (income)/expense, net	(1.3)	10.0	0.2	(11.3)
Total costs and expenses	1,403.0	1,352.8	2,570.5	2,368.2

Earnings before income taxes	488.0	218.4	1,034.4	658.7

Provision for income taxes	186.3	151.7	349.4	290.5

Net earnings	$301.7	$66.7	$685.0	$368.2

Earnings per share:

Basic	$0.25	$0.06	$0.56	$0.30
Diluted	$0.25	$0.05	$0.56	$0.30

Weighted average shares outstanding:

Basic	1,215.6	1,210.1	1,215.6	1,209.9
Diluted	1,223.8	1,222.6	1,224.1	1,222.9

See accompanying notes to condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 25, 2002	April 26, 2002
	(in millions except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$990.9	$410.7
Short-term investments	49.8	123.0
Accounts receivable, less allowances of $79.0 and $77.5, respectively	1,642.1	1,522.5
Inventories	894.2	748.1
Deferred tax assets, net	268.2	324.4
Prepaid expenses and other current assets	349.4	359.3
Total current assets	4,194.6	3,488.0

Property, plant, and equipment	2,666.3	2,489.1
Accumulated depreciation	(1,180.3)	(1,037.3)
Net property, plant, and equipment	1,486.0	1,451.8

Goodwill	4,164.0	4,034.6
Patents and other intangible assets, net	1,061.7	1,060.3
Long-term investments	311.8	637.0
Other assets	231.8	232.8

Total assets	$11,449.9	$10,904.5

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$405.3	$2,516.1
Accounts payable	266.4	268.2
Accrued compensation	334.7	340.3
Accrued income taxes	345.2	148.5
Other accrued expenses	348.1	711.8
Total current liabilities	1,699.7	3,984.9

Long-term debt	1,983.1	9.5
Deferred tax liabilities, net	251.0	233.8
Long-term accrued compensation	96.4	86.3
Other long-term liabilities	238.6	158.9
Total liabilities	4,268.8	4,473.4

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock—par value $0.10	121.9	121.5
Retained earnings	7,174.9	6,493.0
Accumulated other non-owner changes in equity	(104.0)	(168.0)
	7,192.8	6,446.5
Receivable from employee stock ownership plan	(11.7)	(15.4)

Total shareholders’ equity	7,181.1	6,431.1

Total liabilities and shareholders’ equity	$11,449.9	$10,904.5

See accompanying notes to condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six months ended
	October 25, 2002	October 26, 2001
	(in millions)
OPERATING ACTIVITIES:
Net earnings	$685.0	$368.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	200.5	128.5
Purchased in-process research and development	114.2	260.3
Special charges	(7.0)	55.9
Deferred income taxes	70.6	4.9
Change in operating assets and liabilities:
Accounts receivable	(81.4)	(77.8)
Inventories	(104.8)	13.2
Accounts payable and accrued liabilities	(193.2)	(70.0)
Changes in other operating assets and liabilities	73.1	53.7

Net cash provided by operating activities	757.0	736.9

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(1.9)	(3,651.3)
Additions to property, plant, and equipment	(162.3)	(181.2)
Purchases of marketable securities	(60.0)	(392.0)
Sales and maturities of marketable securities	440.0	827.0
Other investing activities, net	(1.7)	(81.4)

Net cash provided by (used in) investing activities	214.1	(3,478.9)

FINANCING ACTIVITIES:
Increase (decrease) in short-term borrowings, net	(2,120.5)	2,136.7
Increase in long-term debt, net	1,972.7	0.5
Dividends to shareholders	(151.9)	(139.2)
Issuance of common stock	43.9	14.6
Repurchase of common stock	(128.8)	(25.5)
Repayment of loan from ESOP	3.7	3.6

Net cash provided by (used in) financing activities	(380.9)	1,990.7

Effect of exchange rate changes on cash and cash equivalents	(10.0)	4.1
Net change in cash and cash equivalents	580.2	(747.2)

Cash and cash equivalents at beginning of period	410.7	1,030.3

Cash and cash equivalents at end of period	$990.9	$283.1

Supplemental Noncash Investing and Financing Activities:
Issuance of common stock for acquisition	$219.6	$—
Issuance of stock options for acquisition	$14.5	$75.2

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Medtronic, Inc. (Medtronic or the Company) for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 26, 2002.

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2—New Accounting Pronouncement

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  Prior to the adoption of this Standard, a liability for an exit cost, as defined by Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, was recognized at the date of an entity’s commitment to an exit plan.

SFAS No. 146 is effective for the Company for exit plans or disposal activities initiated after December 31, 2002.  Adoption is not expected to have a material impact on the Company’s consolidated earnings or financial position.

Note 3—Acquisitions

On October 11, 2002, the Company acquired all of the outstanding common shares of Spinal Dynamics Corporation (SDC).  Prior to the acquisition, the Company had a minority investment in SDC, which was accounted for under the cost method of accounting.  SDC is a developer of an artificial cervical disc that is designed to maintain mobility of the cervical spine after surgery.  This acquisition is expected to complement the Company’s full suite of spinal surgery products and solutions.

The consideration paid for SDC was approximately $254.3 million.  The consideration included $5.3 million in cash, approximately 5.0 million shares of Medtronic common stock valued at $219.6 million, approximately 350,000 employee stock options valued at $14.5 million, fees and expenses associated with the merger, and Medtronic’s prior investment in SDC totaling $14.0 million. Medtronic common shares were valued based on an average of Medtronic’s trading share prices a few days before and after the date when the shares to be issued became known. Options were valued using the Black-Scholes option-pricing model.

In connection with the acquisition of SDC, the Company acquired $25.1 million of technology-based intangible assets, that have an expected useful life of 10 years, and $114.2 million of purchased in-process research and development that was expensed on the date of acquisition.  Goodwill related to this acquisition was assigned entirely to the Spinal and ENT operating segment.  This goodwill is not deductible for tax purposes.

In connection with the acquisition of SDC, the Company began to formulate plans to shut down certain operations, to relocate and terminate certain employees, and to terminate certain contractual obligations.  These plans are expected to be finalized during the third quarter of fiscal year 2003 and are not expected to have a material impact on the allocation of the purchase price.  The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of October 11, 2002 (in millions):

Current assets	$6.9
Property, plant and equipment	1.0
Intangible assets	25.1
Purchased in-process research and development assets	114.2
Goodwill	114.3
Deferred tax asset—long term	5.2
Total assets acquired	266.7

Current liabilities	2.3
Deferred tax liability—long term	10.1
Total liabilities assumed	12.4
Net assets acquired	$254.3

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

On August 28, 2001, the Company acquired all of the outstanding common shares of MiniMed, Inc. (MiniMed) and Medical Research Group, Inc. (MRG) for cash consideration totaling $3,807.2 million. MiniMed is the market leader in the design, development, manufacture and marketing of advanced medical systems for the treatment of diabetes. MRG designs and develops technologies related to implantable pumps and sensors used in the treatment of diabetes. These acquisitions represent a new platform for the Company, offering device-based medical solutions for the treatment of diabetes. The Company expects to drive growth by leveraging common technologies and the Company’s international distribution structure and to reduce costs through economies of scale. The total acquisition cost for MiniMed was $3,377.7 million, which includes fees and expenses associated with the merger, the cash cost of employee stock options surrendered in the acquisition, and an estimate of the fair value of employee stock options. The total acquisition cost of MRG was $429.5 million, which includes the cash cost of employee stock options surrendered in the acquisition, and fees and expenses associated with the merger.

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

The following unaudited pro forma data for the three month and six month periods ended October 25, 2002 sets forth the combined results of operations as if the acquisition of SDC had occurred on April 27, 2002.  Since SDC reported its results based on calendar quarters, the unaudited pro forma results of operations for the three month and six month periods ended October 25, 2002 include the results of operations for SDC for the three month and six month periods ended September 30, 2002.  The pro forma data gives effect to actual operating results of SDC prior to the acquisition, and adjustments to reflect interest income foregone, increased intangible asset amortization, Medtronic shares issued, and options payable in Medtronic stock that were assumed in the transaction.

(in millions, except per share data)	Three Months Ended October 25, 2002	Six Months Ended October 25, 2002
Net sales	$1,891.0	$3,604.9
Net earnings	$298.8	$678.7
Earnings per common share:
Basic	$0.24	$0.56
Diluted	$0.24	$0.55

Pro forma net earnings for the three month and six month periods ended October 25, 2002 includes $114.2 million of non-deductible charges related to assets written off as in-process research and development as a result of the SDC acquisition.

The following unaudited pro forma data for the three month and six month periods ended October 26, 2001 sets forth the combined results of operations as if the acquisitions of SDC, VidaMed, Endonetics, MiniMed, MRG, and the remaining portion of Kobayashi had occurred on April 28, 2001. As all of the acquired companies reported their results based on calendar quarters, the unaudited pro forma results of operations for the three month and six month periods ended October 26, 2001 include the results of operations for each acquisition for the three month and six month periods ended September 30, 2001.  The pro forma data gives effect to actual operating results prior to each acquisition, adjustments to eliminate material intercompany items between MiniMed and MRG, and adjustments to reflect increased interest expense, interest income foregone, increased intangible asset amortization, increased fixed asset depreciation, and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. As a result, these pro forma amounts are not necessarily indicative of the results that would have been obtained if the acquisitions had occurred as of the beginning of the periods presented or that may occur in the future.

(in millions, except per share data)	Three Months Ended October 26, 2001	Six Months Ended October 26, 2001
Net sales	$1,603.8	$3,158.5
Net earnings	$34.3	$280.3
Earnings per common share:
Basic	$0.03	$0.23
Diluted	$0.03	$0.23

Pro forma net earnings for the three month and six month periods ended October 26, 2001 includes $260.3 million of non-deductible charges related to assets written off as in-process research and development; $20.4 million of debt issuance costs, net of tax; $18.8 million of non-deductible merger-related costs incurred by MiniMed prior to the acquisition; a $6.9 million after tax write-up of MiniMed inventory to fair value; and a $2.4 million after tax charge related to a settlement agreement entered into by MiniMed prior to the acquisition.

In connection with the acquisitions of MiniMed and MRG, the Company formulated plans for workforce reductions, employee relocations, the closure and consolidation of sales offices in the U.S. and Europe, and the termination of certain contractual obligations. The costs of employee termination and relocation benefits are related to the elimination or relocation of approximately 365 positions in the areas of manufacturing and distribution, administration, engineering, and sales and marketing. As of October 25, 2002, approximately 316 employees had been terminated. The Company now expects to complete these integration activities in the third quarter of the current fiscal year. Until these activities are finalized, the allocation of the purchase price is subject to adjustment. Charges against the purchase accounting liabilities recorded in connection with these activities are summarized below (in millions):

	Balance at April 26, 2002	Change in Estimate	Utilized	Balance at July 26, 2002	Utilized	Balance at October 25, 2002
Facility reductions	$2.1	—	(0.7)	$1.4	(0.3)	$1.1
Severance and relocation costs	7.4	—	(1.5)	5.9	(0.9)	5.0
Contractual obligation	13.9	0.4	(8.8)	5.5	(1.6)	3.9
Total	$23.4	0.4	(11.0)	$12.8	(2.8)	$10.0

Note 4—IPR&D, Special, and Other Charges

The Company defines special charges (such as certain litigation and restructuring), IPR&D, and other charges as unusual charges.  These charges result from unique facts and circumstances that likely will not recur with similar materiality or impact on continuing operations.

Purchased In-Process Research and Development:

In the second quarter of the current fiscal year, the Company acquired SDC. At the date of acquisition,  $114.2 million of the purchase price was expensed for purchased in-process research and development related to the Bryan Cervical Disc System (Bryan Disc), which had not yet reached technological feasibility in the U.S. and had no alternative future use. The Bryan Disc is an artificial cervical disc featuring a shock-absorbing elastomer designed to replace and mimic the functionality of natural intervertebral discs removed from a patient during spinal surgery.   Prior to this acquisition, Medtronic did not have a comparable product under development, and the acquisition of SDC was expected to accelerate the Company’s entry into the arena of artificial discs. At the time of acquisition, SDC had received approval from the FDA for an investigational device exemption allowing SDC to proceed with human clinical studies, which must be completed before regulatory approval can be obtained in the U.S.   The Company expects to incur costs totaling $3.5 million in fiscal 2003, $3.5 million in fiscal 2004, $1.6 million in fiscal 2005 and $0.6 million in fiscal 2006 to bring this product to commercialization in the U.S. These costs will be funded by internally generated cash flows. Total expected project costs, including costs already incurred, are approximately $45.0 million.

In the second quarter of fiscal 2002, the Company acquired MiniMed.  At the date of the acquisition, $35.4 million of the purchase price was expensed for purchased in-process research and development related to a disposable pump that had not yet reached technological feasibility and had no alternative future use.  Disposable pumps are designed to be used as an infusion system that is attached to the body using an adhesive and that delivers a pre-set constant rate of drug.  At the time of the acquisition, MiniMed did not have a primary product offering in the insulin-using Type 2 diabetes market and believed that the disposable pump would distinguish itself in the Type 2 market by its convenience and ease of use. Subsequent to this acquisition, the Company performed an in-depth evaluation of the underlying technology related to this project.  As a result of this evaluation, in the second quarter of fiscal 2003 the Company discontinued its current project to bring a disposable pump to commercialization utilizing this technology.  The Company intends to pursue a disposable pump project under a different technology platform.

Also in the second quarter of fiscal year 2002, the Company acquired MRG.  At the date of acquisition, $224.9 million of the purchase price was expensed for purchased in-process research and development related to a long-term glucose sensor and an implantable glucose monitoring sensor that had not yet reached technological feasibility and had no alternative future use. At the time of the acquisition, MRG had no product offerings in the diabetes market, and these projects were expected to enable MRG to enter this high-potential implantable market.  The long-term glucose sensor is designed to be used with an implantable pump to automatically maintain glucose levels by continuously monitoring and adjusting the rate of insulin infusion without the need for frequent intervention by the physician or patient.  At the time of the acquisition, the long-term glucose sensor was in human clinical trials, which must be completed before regulatory approval can be obtained in the U.S.  The implantable glucose monitoring system is used by patients to monitor glucose levels.  At the time of acquisition, MRG had received approval from the FDA for the investigational device exemption allowing MRG to proceed with clinical studies, which must be completed before regulatory approval can be obtained in the U.S.  The Company expects to incur total costs ranging from $7.0 million to $10.0 million in fiscal years 2003, 2004, and 2005 to bring this product to commercialization.  These costs will be funded by internally generated cash flows.  Total expected project cost, including costs already incurred, is $33.5 million to $42.5 million. The fair values assigned to the long-term glucose sensor and to the implantable glucose monitoring system were $219.7 million and $4.4 million, respectively. Other minor product categories were valued at $0.8 million.

The value assigned to SDC’s purchased in-process research and development was based on a valuation prepared internally, using a methodology consistent with valuation techniques used by independent appraisers. The values assigned to purchased in-process research and development for MiniMed and MRG were based on a valuation prepared by an independent third-party appraisal company. All values were determined by identifying research projects in areas for which technological feasibility had not been established.  All values were determined by estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to these projects.  The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return.  The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process research and development.

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

Special charges:

Special charges for the three months ended October 25, 2002 consisted of a $15.0 million litigation settlement.  This charge was offset by a $23.0 million reversal for a final adjustment to a previously recognized settlement with a competitor on the rapid exchange perfusion delivery system.  The $15.0 million legal settlement represents the minimum amount of a known loss that is subject to arbitration, the outcome of which is expected in January 2003.  If the outcome of the arbitration is unfavorable, an additional charge of $28 million will be recorded.  We recorded the $15.0 million charge in the three month period ended October 25, 2002 as neither our success nor failure in the arbitration represents a more likely outcome.

Special charges recorded during the six months ended October 25, 2002, include those discussed above for the second quarter of fiscal 2003 as well as special charges totaling $10.5 million, net.  The special charges relate to the Vascular facility consolidation initiatives in our Vascular operations, partially offset by the reversal of unused portions of previously recognized charges for other restructuring initiatives.  The Vascular initiatives included a restructuring charge of $10.8 million, an $8.9 million write-down of assets which will no longer be utilized, including accelerated depreciation of assets held and used, and $5.3 million of other restructuring related charges. The Vascular restructuring initiatives are expected to result in the termination of 685 employees, an annualized operating savings of approximately $35.0 million to $40.0 million, and an annualized tax savings of approximately $8.0 million.  Of the 685 employees identified for termination, 350 have been terminated as of October 25, 2002. This charge was partially offset by a reversal of $14.5 million of reserves no longer considered necessary.  The reversals of $8.9 million, related to our restructuring initiatives from the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002, and $5.6 million related to distributor terminations resulting from the merger of PercuSurge, Inc. (PercuSurge), see discussion below.  These reserves were no longer considered necessary as the initiatives have been completed.

Special charges for the three months ended October 26, 2001 consisted of a $9.1 million charge related to a legal settlement.  Special charges for the six months ended October 26, 2001 include the charge in the second quarter of fiscal 2002 as well as $27.0 million as a result of a patent infringement case brought by a competitor with respect to the rapid exchange perfusion delivery system. That case was decided in a July 2001 arbitration panel ruling.  As a result of this ruling, we stopped selling the rapid exchange perfusion delivery systems in U.S. markets in September 2001.  In addition, we announced initiatives to restructure certain neurological sales offices, reduce and consolidate certain manufacturing operations, and streamline and reorganize our European sales organizations to further integrate acquisitions during the fourth quarter of fiscal 2001.  In connection with these initiatives, we recorded a restructuring charge of $35.1 million in the first quarter of fiscal 2002, and $14.5 million during the fourth quarter of fiscal 2001.  These initiatives resulted in the termination of approximately 650 employees, a net reduction of 450 positions, and annualized savings of approximately $35.0 to $40.0 million.  Of the 650 employees identified for termination, all have been terminated or have found other jobs within the Company.  Also, included in this charge were $6.9 million of write-downs for assets which will no longer be utilized and a reversal of a $1.0 million reserve related to our fiscal 2000 Latin America restructuring initiatives no longer considered necessary as the restructuring initiatives had been completed.

During the third quarter of fiscal year 2001 and in connection with the merger of PercuSurge, we recorded a restructuring charge of $9.4 million related to integration and $4.2 million for transaction costs associated with the acquisition. All employees who were identified for termination have been terminated.  As discussed above, a portion of these charges were reversed during the first quarter of fiscal 2003.

Applications against remaining accruals related to the previously discussed restructuring initiatives during the three months ended July 26, 2002 and October 25, 2002 were as follows (in millions):

	Balance at April 26, 2002	New Charges	Change in Estimate	Charges Utilized	Balance at July 26, 2002	Charges Utilized	Balance at Oct. 25, 2002
Facility Reductions	$3.2	4.6	—	(3.6)	$4.2	(0.4)	$3.8
Severance	11.8	6.2	(6.1)	(6.7)	5.2	(2.4)	2.8
Contractual Obligations	9.5	—	(6.7)	(2.1)	0.7	(0.1)	0.6
Total	$24.5	10.8	(12.8)	(12.4)	$10.1	(2.9)	$7.2

Reserve balances at October 25, 2002 include amounts necessary to complete the Vascular restructuring initiatives announced in the first quarter of fiscal year 2003.

Acquisition-Related Debt Issue Costs:

During the second quarter of fiscal year 2002, we recorded $25.5 million of debt issuance costs, which are included in interest expense, associated with the contingent convertible debentures issued in connection with the acquisitions of MiniMed and MRG.

Note 5—Inventories

Inventories consisted of the following (in millions):

	October 25, 2002	April 26, 2002
Finished goods	$520.0	$418.5
Work in process	132.1	120.1
Raw materials	242.1	209.5
Total	$894.2	$748.1

Note 6—Comprehensive Income and Accumulated Other Non-owner Changes to Equity

In addition to net earnings, comprehensive income includes changes in unrealized gains and losses on available-for-sale marketable securities,  unrealized gains and losses on derivative instruments qualifying and designated as cash flow hedges, and foreign currency translation adjustments.  Comprehensive income for the three months ended October 25, 2002 and October 26, 2001 was $329.8 million and $68.7 million, respectively.  Comprehensive income for the six months ended October 25, 2002 and October 26, 2001 was $749.0 million and $393.3 million, respectively.

The components of the ending balances of accumulated other non-owner changes in equity are as follows (in millions):

	October 25, 2002	April 26, 2002
Unrealized loss on investments	$(8.3)	$(9.2)
Translation adjustment	(92.2)	(179.7)
Unrealized gain (loss) on derivatives	(3.5)	20.9
Total	$(104.0)	$(168.0)

Note 7—Earnings Per Share

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

	Three months ended		Six months ended
	October 25, 2002	October 26, 2001	October 25, 2002	October 26, 2001
Basic	1,215.6	1,210.1	1,215.6	1,209.9
Effect of dilutive securities:
Employee stock options	6.1	10.4	6.5	11.1
Stock purchase plans and other	2.1	2.1	2.0	1.9
Diluted	1,223.8	1,222.6	1,224.1	1,222.9

Note 8—Segment and Geographic Information

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

	Three months ended		Six months ended
	October 25, 2002	October 26, 2001	October 25, 2002	October 26, 2001
Cardiac Rhythm Management	$904.8	$711.2	$1,702.4	$1,380.1
Neurological and Diabetes	336.4	249.5	642.3	415.3
Spinal and ENT	322.8	244.5	607.9	478.1
Vascular	193.6	241.8	387.6	506.2
Cardiac Surgery	133.4	124.2	264.7	247.2
	$1,891.0	$1,571.2	$3,604.9	$3,026.9

Geographic information:

Certain historical revenue amounts by geography have been reclassified to reflect current management presentations (in millions):

Three months ended October 25, 2002	United States	Europe	Asia Pacific	Other Foreign	Eliminations	Consolidated
Net sales from external customers	$1,342.3	$327.0	$179.9	$41.8	$—	$1,891.0
Intergeographic sales	227.7	160.7	0.4	1.6	(390.4)	—
Total net sales	$1,570.0	$487.7	$180.3	$43.4	$(390.4)	$1,891.0

Three months ended October 26, 2001	United States	Europe	Asia Pacific	Other Foreign	Eliminations	Consolidated
Net sales from external customers	$1,097.1	$272.0	$164.5	$37.6	$—	$1,571.2
Intergeographic sales	165.5	100.0	—	3.0	(268.5)	—
Total net sales	$1,262.6	$372.0	$164.5	$40.6	$(268.5)	$1,571.2

Six months ended October 25, 2002	United States	Europe	Asia Pacific	Other Foreign	Eliminations	Consolidated
Net sales from external customers	$2,538.5	$641.6	$343.4	$81.4	$—	$3,604.9
Intergeographic sales	426.6	320.2	0.7	4.0	(751.5)	—
Total net sales	$2,965.1	$961.8	$344.1	$85.4	$(751.5)	$3,604.9

Six months ended October 26, 2001	United States	Europe	Asia Pacific	Other Foreign	Eliminations	Consolidated
Net sales from external customers	$2,088.5	$537.1	$327.9	$73.4	$—	$3,026.9
Intergeographic sales	317.1	182.7	0.2	5.8	(505.8)	—
Total net sales	$2,405.6	$719.8	$328.1	$79.2	$(505.8)	$3,026.9

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Business

We are a world-leading medical technology company, providing lifelong solutions for people with chronic disease. Primary products include medical devices and technology to treat bradycardia, tachyarrhythmia, heart failure, atrial fibrillation, coronary and peripheral vascular disease, heart valve disease, malignant and non-malignant pain, diabetes, urological disorders, gastroenterological ailments, movement disorders, spinal disorders, neurodegenerative disorders, and ear, nose, and throat (ENT) disorders.

Financial Trends

Throughout these financial sections, you will read about both recurring and non-recurring transactions or events that materially contribute to or reduce earnings and materially affect financial trends. We define purchased in-process research and development (IPR&D), certain litigation, restructuring, and other charges as unusual charges. These charges result from unique facts and circumstances that likely will not recur with similar materiality or impact on continuing operations. See page 19 of this report and Note 4 to the consolidated condensed financial statements for more information regarding these transactions. While these items are important in understanding and evaluating financial trends, other transactions or events may also have a material impact. A complete understanding of these transactions is necessary in order to estimate the likelihood that these trends will continue.

Accounting Policies and Critical Accounting Estimates

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States (U.S.). Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended April 26, 2002.

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

Legal Proceedings—We are involved in a number of legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures. We record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. If a loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements.

Minority Investments—We make long-term, strategic investments in companies that are in varied stages of development. We account for these investments under the cost or the equity method of accounting, as appropriate. Publicly traded investments accounted for under the cost method are adjusted to fair value at the end of each quarter based on their quoted market price. Required adjustments to the carrying value of these investments are recorded in shareholders’ equity as Accumulated other non-owner changes in equity unless an unrealized loss is considered to be other than temporary. If an unrealized loss is determined to be other than temporary, the loss will be recognized in the statement of consolidated earnings in the period the determination is made.  Investments accounted for under the equity method are recorded at the amount of our investment and adjusted each period for our share of the investee’s income or loss and dividends paid. Investments accounted for under both the cost and equity methods are reviewed quarterly for changes in circumstance or the occurrence of events that suggest our investment is not recoverable. As of October 25, 2002, we had $243.9 million of minority investments. Of these investments, $209.8 million represent investments in companies that do not have quoted market prices.

Valuation of Purchased In-Process Research and Development, Goodwill, and Other Intangible Assets—Upon completion of an acquisition, the purchase price is allocated, as applicable, between in-process research and development, other identifiable intangible assets, tangible assets, and goodwill. Purchased in-process research and development is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to purchased in-process research and development and other intangible assets requires us to make significant estimates. The amount of the purchase price allocated to purchased in-process research and development and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For purchased in-process research and development, these methodologies include consideration of the risk of the project not achieving commercial feasibility.

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including purchased in-process research and development, of the acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Furthermore, our projections of future cash flows require several estimates, including the expected life cycles of the technologies acquired. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows. Goodwill, net of amortization, is $4,164.0 million as of October 25, 2002.

Other intangible assets consist primarily of purchased technology, patents, trademarks and tradenames and are amortized using the straight-line method over their estimated useful lives, ranging from 3 to 25 years. The estimated useful lives are generally based on the expected life of the related products. We review these intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggests the remaining value is not recoverable.

Tax Strategies—We operate in multiple tax jurisdictions both in the U.S. and outside the U.S.  Accordingly, we must determine the appropriate allocation of income to each of these jurisdictions. This determination requires us to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve and may result in income tax adjustments if changes to our allocation are required between jurisdictions with different tax rates.

Overview of Operating Results

Consolidated net sales for the three months and six months ended October 25, 2002 were $1,891.0 million and $3,604.9 million, respectively.  This is an increase of 19.1% and 17.8%, respectively, on a constant currency basis over the $1,571.2 million and $3,026.9 million of consolidated net sales in the same periods in the prior year.  Foreign exchange translation had a favorable impact on net sales in the three and six months ended October 25, 2002, of $23.3 million and $41.9 million, respectively, increasing our as reported growth rate to 20.4% and 19.1%, respectively.  These increases were driven by strong growth in our Cardiac Rhythm Management (CRM),  Spinal and ENT, and Neurological and Diabetes operating segments.  CRM growth was highlighted by continued preference for the MarquisTM DR, a dual chamber implantable cardioverter-defibrillator (ICD), and the U.S. market release and rapid acceptance of InSync® ICD, which combines cardiac resynchronization and defibrillation therapies in a single device for the treatment of heart failure patients at high risk of sudden cardiac arrest.  Spinal growth reflects our broad product line and leadership position in this high growth market.  This position was further strengthened during the three months ended October 25, 2002 as a result of rapid acceptance of our INFUSETM Bone Graft for spinal fusion surgery, which received approval from the U.S. Food and Drug Administration (FDA) in July 2002.  Neurological and Diabetes growth was driven by continued strong acceptance of our Activa® Parkinsons Control Therapy and the Paradigm insulin infusion pump. Compared with the prior year, growth during the six months ended October 25, 2002 also benefited from our fiscal 2002 acquisitions, principally MiniMed, Inc. (MiniMed).  The growth from these acquisitions was partially offset by a decrease in our Vascular business due to our being enjoined from selling our rapid exchange perfusion delivery system in the U.S. beginning in September 2001.  In the second quarter of fiscal 2003, we received worldwide regulatory approval of our multi-exchange over-the-wire/short wire angioplasty catheter and stent delivery system with Zipper® technology.  This delivery system will allow the Vascular business to reenter the U.S. single operator exchange market as it offers the benefits of both over-the-wire and traditional rapid exchange systems.  We expect a full U.S. market release of this new delivery system will occur by the end of calendar 2002, and a full market release outside the U.S. is expected by the end of fiscal 2003.

The primary foreign exchange rate movements that impact our consolidated net sales growth, as discussed on the previous page, are the U.S. dollar as compared to the Euro and the Japanese Yen. The impact of foreign currency fluctuations on net sales is not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities (see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information).  In fact, in the three months and six months ended October 25, 2002, net earnings were negatively impacted by foreign currency fluctuations.

Acquisitions

On October 11, 2002, we acquired Spinal Dynamics Corporation (SDC) for $254.3 million.  SDC has developed an artificial cervical disc that is designed to maintain mobility of the cervical spine after surgery. Clinical evaluations of the device are currently being performed under an Investigational Device Exception granted by the FDA.  The device received CE Mark approval in Europe in September of 2000 and has been implanted in over 1000 patients.  We do not expect SDC to significantly impact revenue or earnings growth until after FDA approval and full U.S. market release.  U.S. market release is not expected until after fiscal 2005.

Earnings and Earnings Per Share (dollars in millions, except per share data):

	Three months ended		Six months ended
	October 25, 2002	October 26, 2001	October 25, 2002	October 26, 2001
Net earnings excluding unusual charges, net	$416.0	$349.2	$805.9	$691.2
Unusual charges, net	(114.3)	(282.5)	(120.9)	(323.0)
Net earnings	301.7	66.7	685.0	368.2
Diluted earnings per share	0.25	0.05	0.56	0.30
Unusual charges, net, per diluted share	(0.09)	(0.23)	(0.10)	(0.26)

The after tax unusual charges in the three months ended October 25, 2002 consisted of a $114.2 million charge for purchased in-process research and development related to the acquisition of SDC and a litigation charge, partially offset by a reversal by a final adjustment to a previously recognized settlement with a competitor on the rapid exchange perfusion delivery system.  The after tax unusual charges in the six months ended October 25, 2002 consisted of the charges noted above and those related to the first quarter of fiscal 2003, which includes $16.1 million related to our facility consolidation initiatives in Vascular operations, partially offset by $9.5 million of reversals of previously recognized charges.

The after tax unusual charges in the three months ended October 26, 2001 consisted of a $260.3 million charge for purchased in-process research and development related to the acquisitions of MiniMed and Medical Research Group (MRG), debt issuance costs associated with the contingent convertible debentures issued in connection with the acquisitions of MiniMed and MRG, and a charge related to a legal settlement.  The after tax unusual charges in the six months ended October 26, 2001 consisted of the charges noted above and those related to the first quarter of fiscal 2002, which includes $23.2 million related to the streamlining of operations and $17.3 million related to sales of certain products associated with an arbitration award received in July 2001.  See Note 4 to the consolidated condensed financial statements for more detail regarding unusual charges.

Net Sales

The charts below show net sales by operating segment (dollars in millions):

Cardiac Rhythm Management (CRM)

CRM products consist primarily of pacemakers, cardiac resynchronization devices, implantable and external defibrillators, leads and ablation products.  CRM net sales for the three months and six months ended October 25, 2002 grew by 26% and 22%, respectively, on a constant currency basis, from the same period a year ago.  This strong growth was driven by a 56% and 45%  increase, on a constant currency basis, in sales of defibrillation systems in the three months and six months ended October 25, 2002, respectively.  Defibrillation net sales growth resulted from continued strong demand for the Marquis® DR, Sprint Quattro™ leads, and the InSync ICD™, which was approved by the FDA in June 2002 as an additional heart failure treatment option for those patients who also have a high risk of sudden cardiac arrest.  Net sales from pacing systems grew by approximately 8% and 11%, on a constant currency basis, for the three months and six months ended October 25, 2002, respectively, from the same periods a year ago.  Net sales of pacing systems were led by continued strong performance of the Kappa® 900 pacemaker, increasing acceptance of the InSync® device for heart failure, and the Attain™-Over-the-Wire left-heart lead for cardiac resynchronization therapy.  Also contributing to the increase in CRM sales during the three months ended October 25, 2002 was the full market release of the LIFEPAK® 20, the newest external defibrillator/monitor for use by healthcare professionals on patients experiencing sudden cardiac arrest in a hospital or clinic, and the LIFEPAK CR Plus, a new automated external defibrillator specifically tailored for the consumer market.

Looking ahead, we anticipate receiving U.S. approval for InSync III in the next few months and InSync Marquis ICD before the end of the fiscal year.  These two products represent our next generation of heart failure devices as both provide resynchronization therapy, with InSync Marquis also providing defibrillation backup.

Neurological and Diabetes

Neurological and Diabetes products consist primarily of implantable neurostimulation devices, implantable drug administration systems, neurosurgery products, urology products, functional diagnostics equipment, gastroenterology products, and medical systems for the treatment of diabetes. Neurological and Diabetes net sales for the three months and six months ended October 25, 2002 increased 33% and 53%, respectively, on a constant currency basis, from the same periods of the prior year, to $336.4 million and $642.3 million, respectively.  Excluding Diabetes, revenues for the three months and six months ended October 25, 2002 increased by approximately 20% and 17%, respectively, on a constant currency basis, to approximately $218 million and $411 million, respectively.  The increase, excluding Diabetes, reflects the following:

•      Continued strong sales of the Activa® Parkinson’s Control Therapy, and

•      Continued strong acceptance for certain therapies for the treatment of urological disorders, including the InterStim® Therapy for Urinary Control and Enterra™ Therapy for the treatment of chronic nausea and vomiting associated with gastroparesis.

Net sales from Diabetes for the three months and six months ended October 25, 2002 grew by approximately 68% and 228%, respectively, as compared to the same periods of the prior year.  The growth reflects the continued acceptance and market preference for the Paradigm™ insulin infusion pump and the benefit from the acquisition of MiniMed in August 2001.  Including net sales of MiniMed when it was a stand alone company, Diabetes grew approximately 20% and 17%, respectively, on a constant currency basis, for the three months and six months ended October 25, 2002 when compared with the same periods of the prior year.

Looking ahead, the Neurological and Diabetes operating segment expects to benefit from the following:

•      Commercial release of our Kinetra™ system, which provides bilateral brain stimulation for the treatment of Parkinson’s disease, in the spring of calendar 2003,

•      The European launch of the Paradigm insulin infusion pump by the end of the fiscal year, and

•      The worldwide launch of the InterStim® Tined Lead, used in InterStim incontinence therapy.

Spinal and ENT (Ear, Nose, and Throat)

Spinal and ENT products include thoracolumbar, cervical and interbody spinal devices, surgical navigation tools, and surgical products used by ENT physicians. Spinal and ENT net sales for the three months and six months ended October 25, 2002 increased by 31% and 27%, respectively, on a constant currency basis, from the same periods of the prior year.  Spinal net sales for the three months and six months ended October 25, 2002 increased by greater than 35% and 30%, respectively, on a constant currency basis, from the same periods of the prior year.  The increase in spinal net sales reflects our broad based product offerings, strong acceptance of the INFUSE™ Bone Graft, for spinal fusion,  and strong acceptance of both the LT CAGE™, a lumbar tapered spinal fusion device, and the CD-HORIZON® SEXTANT™ Spinal System, a minimally invasive system that improves surgical techniques to significantly reduce the size of the incision and resulting pain, scarring, and recovery time associated with conventional spinal fusion surgery.

ENT net sales for the three months and six months ended October 25, 2002 increased by approximately 12% and 14%, respectively, on a constant currency basis, from the same periods of the prior year.  This increase primarily reflects an increase in sales of the NIM-Response nerve monitor, XPS 3000 endoscopic sinus shaver system, MeroGel® biomaterials, and Meniett™, a portable pulse generator designed to treat the symptoms of Meniere’s disease.

Looking ahead, we expect to see strong growth in this operating segment as a result of our growing portfolio of minimally invasive therapies for the treatment of spinal disorders, including the CD-HORIZON SEXTANT Spinal System, METRx™, INFUSE Bone Graft, and LT CAGE.

Vascular

Vascular products consist of coronary stents, balloon and guiding catheters, and peripheral vascular products. As expected, Vascular net sales for the three months and six months ended October 25, 2002 decreased by 21% and 25%, respectively, on a constant currency basis, from the same periods a year ago.  The decrease in net sales for the Vascular business reflects a decrease of approximately 27% and 30%, respectively, on a constant currency basis, of coronary vascular, partially offset by an increase of approximately 18% and 15%, respectively, on a constant currency basis, of peripheral stents.  Net sales from coronary vascular products decreased as a result of an injunction issued in September 2001 that prevents us from selling our rapid exchange perfusion delivery system in the U.S.  This injunction followed an arbitration ruling in July 2001 that certain of our rapid exchange perfusion delivery systems infringed a competitor’s patent.  This has resulted in a reduction of net sales of approximately $200-250 million annually.  We continue to offer all of our coronary stents with alternative delivery systems in the U.S. and rapid exchange delivery systems outside the U.S.  Related to stent delivery systems, a significant milestone achieved during the second quarter of fiscal 2003 was the worldwide regulatory approval of our multi-exchange, over-the-wire/short-wire angioplasty catheter and stent delivery system with Zipper™ technology.  This system offers the benefits of both over-the-wire and traditional rapid exchange systems.  We expect a full market release of the stent delivery system with Zipper technology in the U.S. by the end of calendar 2002 and full market release outside the U.S. by the end of fiscal 2003.  The increase in peripheral stents was led by sales of the Bridge™ Assurant™ Balloon-Expandable Stent Delivery System for Biliary Indication.

Looking ahead, our Vascular operating segment expects to benefit from the following:

•      Full market release of the multi-exchange coronary stent delivery system with Zipper technology,

•      Our strategic alliance with Abbott Laboratories to accelerate our entry into the drug-eluting stent market.  Clinical trials using Abbott’s proprietary immunosuppression drug ABT-578 (a rapamycin analogue) with Medtronic stents are expected to begin outside the U.S. in the near future, and

•       The Driver™, a cobalt-based alloy coronary stent that allows for the engineering of thinner struts for a lower profile and increased flexibility.  During the first fiscal quarter of 2003, we completed enrollment for clinical trials.

Cardiac Surgery

Cardiac Surgery products include perfusion systems, heart valves, minimally invasive cardiac surgery products and surgical accessories. Cardiac Surgery net sales for the three months and six months ended October 25, 2002 each increased by 6% on a constant currency basis, from the same periods of the prior year.  The growth in these periods was primarily driven by an increase of 24% and 34%, respectively, on a constant currency basis, in the cardiac surgery technologies (CST) product group, and an increase of 5% and 7%, respectively, on a constant currency basis, in heart valve products.  The increase in CST products primarily relates to strong surgeon preference for the Starfish™ 2 Heart Positioner and the Octopus® 4 Tissue Stabilization System, that facilitate beating heart bypass surgery.  The Octopus 4, which was commercially released in August 2002, provides added flexibility and a lower profile that improves the surgeon’s access to target arteries on any surface of the heart.  The increase in heart valve revenue reflects continued preference for tissue heart valve replacement and our full line of tissue valves, including our popular Mosaic® valve.  Despite the continued shift toward beating heart procedures, perfusion systems generated an increase in net sales of 2% in the three months ended October 25, 2002 as compared to the same period of the prior year.  Net sales of perfusion systems decreased by 1% during the six months ended October 25, 2002 as compared to the same period of the prior year.

Looking ahead, we expect to continue to benefit from the shift in market demand from mechanical valves to tissue valves as well as an increase in the number of beating heart procedures.  We expect the Octopus 4, our next generation tissue stabilization system, to contribute to this growth.

Costs and Expenses

The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended		Six months ended
	October 25, 2002	October 26, 2001	October 25, 2002	October 26, 2001
Cost of products sold	24.4%	25.8%	24.3%	25.9%
Research & development	10.2	10.3	10.3	10.4
Selling, general & administrative	31.7	30.5	31.5	30.5
Purchased in-process research & development	6.0	16.6	3.2	8.6
Special charges	(0.4)	0.6	0.1	2.4
Other (income)/expense	2.4	1.7	2.0	0.9
Interest (income)/expense	(0.1)	0.6	0.0	(0.4)

Cost of Products Sold

Cost of products sold as a percentage of net sales decreased by 1.4 and 1.6 percentage points for the three months and six months ended October 25, 2002, respectively, from the same periods of the prior year.  These decreases reflect a proportionately larger increase in sales of certain higher margin products, principally in CRM and Spinal, and a shift in sales mix toward the U.S. where margins are generally higher than other geographies.  The decrease also reflects an increased expense in the prior year as a result of a $10 million write-up of inventory related to the MiniMed and MRG acquisitions.  The decrease in cost of goods sold as a percentage of net sales was partially offset by the impact of the weakening U.S. dollar.  We expect the cost of products sold as a percentage of net sales to continue to be lower than the prior year for the remainder of fiscal 2003.

Research and Development

We are committed to the development of technological enhancements and of new indications for existing products, to the development of less invasive and new technologies that address unmet patient needs, and to help reduce patient care costs, including length of hospital stays.  Consistent with prior periods, we have continued to invest heavily in the future by spending aggressively on research and development efforts, with research and development spending in the three months and six months ended October 25, 2002 representing 10.2% and 10.3%, respectively, of net sales, or $193.5 million and $372.9 million, respectively.  This is an increase of $31.1 million and $59.5 million, respectively, over the same periods of the prior year.

Selling, General & Administrative

Selling, general and administrative expense as a percentage of net sales increased for the three months and six months ended October 25, 2002 by 1.2 and 1.0 percentage points from the same periods of the prior year, to 31.7% and 30.5% respectively.  This increase primarily relates to efforts to expand our sales force in order to meet demand for our most rapidly growing products and the impact of fiscal 2002 acquisitions on the consolidated cost structure, offset in part by cost control measures.  We continue to be committed to controlling costs through the identification of efficiencies in conjunction with the integration of acquisitions and the implementation of cost control measures in our existing businesses.

Unusual Charges

Unusual charges taken during the three and six months ended October 25, 2002 and October 26, 2001 were as follows:

	Three months ended		Six months ended
(in millions)	October 25, 2002	October 26, 2001	October 25, 2002	October 26, 2001
Purchased in-process research & development	$114.2	$260.3	$114.2	$260.3
Special charges:
Litigation	(8.0)	9.1	(8.0)	36.1
Asset write-downs	—	—	8.9	—
Restructuring and other related charges	—	—	16.1	36.1
Changes in estimates	—	—	(14.5)	(1.0)
Total special charges	(8.0)	9.1	2.5	71.2
Acquisition related debt issue costs	—	25.5	—	25.5
Total unusual charges, pre-tax	106.2	294.9	116.7	357.0
Less tax impact	8.1	(12.4)	4.2	(34.0)
Total unusual charges	$114.3	$282.5	$120.9	$323.0

Unusual charges for the three months ended October 25, 2002 consisted of a $114.2 million charge for purchased in-process research and development related to the acquisition of SDC and a $15.0 million litigation settlement.  The litigation settlement was partially offset by a $23.0 million reversal for a final adjustment to a previously recognized settlement with a competitor on the rapid exchange perfusion delivery system.  As discussed in more detail on page 25 in the Legal Proceedings section, the $15.0 million legal settlement represents the low end of a known loss that is subject to arbitration, the outcome of which is expected in January 2003. If the outcome of the arbitration is unfavorable, an additional charge of $28 million will be recorded.  We recorded the $15.0 million charge in the three month period ended October 25, 2002 as neither our success nor failure in the arbitration represents a more likely outcome.

Unusual charges recorded during the six months ended October 25, 2002, include those discussed above for the second quarter of fiscal 2003 as well as special charges totaling $10.5 million, net.  The special charges relate to the Vascular facility consolidation initiatives in our operations, partially offset by the reversal of unused portions of previously recognized charges for other restructuring initiatives.  The Vascular initiatives included a restructuring charge of $10.8 million, an $8.9 million write-down of assets which will no longer be utilized, and $5.3 million of other restructuring related charges. The Vascular restructuring initiatives are expected to result in the termination of 685 employees, an annualized operating savings of approximately $35.0 to $40.0 million, and an annualized tax savings of approximately $8.0 million.  Of the 685 employees identified for termination, 350 have been terminated as of October 25, 2002. This charge was partially offset by a reversal of $14.5 million of reserves no longer considered necessary.  The reversals include $8.9 million related to our restructuring initiatives from the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002, and $5.6 million related to distributor terminations resulting from the merger of PercuSurge, Inc. (PercuSurge), see discussion below.  These reserves were no longer considered necessary as the initiatives have been completed.

Unusual charges in the three months ended October 26, 2001 consisted of a $260.3 million charge for purchased in-process research and development related to the acquisitions of MiniMed and Medical Research Group (MRG), $25.5 million of debt issuance costs (which are included in interest expense) associated with the contingent convertible debentures issued in connection with the acquisitions of MiniMed and MRG, and a $9.1 million charge related to a legal settlement.

Unusual charges for the six months ended October 26, 2001 include those discussed above for the second quarter of fiscal 2002 as well as $27.0 million as a result of a patent infringement case brought by a competitor with respect to the rapid exchange perfusion delivery system. That case was decided in a July 2001 arbitration panel ruling.  As a result of this ruling, we stopped selling the rapid exchange perfusion delivery systems in U.S. markets in September 2001.  In addition, we announced initiatives to restructure certain neurological sales offices, reduce and consolidate certain manufacturing operations, and streamline and reorganize our European sales organizations to further integrate acquisitions during the fourth quarter of fiscal 2001.  In connection with these initiatives, we recorded a restructuring charge of $35.1 million in the first quarter of fiscal 2002, and $14.5 million during the fourth quarter of fiscal 2001.  These initiatives resulted in the termination of approximately 650 employees, a net reduction of 450 positions, and annualized savings of approximately $35.0 to $40.0 million.  Of the 650 employees identified for termination, all have been terminated or have found other jobs within the company.  Also included in this charge were $6.9 million of write-downs for assets which will no longer be utilized and a reversal of a $1.0 million reserve related to our fiscal 2000 Latin America restructuring initiatives no longer considered necessary as the restructuring initiatives had been completed.

During the third quarter of fiscal year 2001 and in connection with the merger of PercuSurge, we recorded a restructuring charge of $9.4 million related to integration and $4.2 million for transaction costs associated with the acquisition. All employees who were identified for termination have been terminated.  As discussed above, a portion of these charges were reversed during the first quarter of fiscal 2003.

Other Income/Expense

Other income/expense includes intellectual property amortization expense, royalty income and expense, minority investment gains and losses, and foreign currency transaction gains and losses.  Other expense, net for the three months and six months ended October 25, 2002, increased by $18.5 million and $43.6 million, respectively, from the same period of the prior year.  This increase primarily relates to the write-down of certain minority investments of approximately $27 million, the largest being Advanced Tissue Sciences, Inc., the impact of foreign currency hedging activities, and an increase in amortization expense of purchased technology from fiscal 2002 acquisitions.  These expenses were partially offset by an adjustment to previously recorded royalty obligations of approximately $20 million as a result of finalizing a disputed royalty arrangement with a competitor.

Interest Income/Expense

Interest income for the three months and six months ended October 25, 2002 was $9.3 million and $21.9 million, respectively.  This is a decrease of $16.7 million and $29.1 million, respectively, from the three months and six months ended October 26, 2001.  This decrease reflects lower average cash and investment balances as well as lower average interest rates.

Interest expense for the three months and six months ended October 25, 2002 was $8.0 million and $22.1 million, respectively.  This is a decrease of $28.0 million and $17.6 million, respectively, from the three months and six months ended October 26, 2001.  These decreases primarily reflect the $25.5 million charge for acquisition related debt issuance costs taken in the second quarter of fiscal 2002.  The decrease from the six months ended October 26, 2001 was partially offset by interest expense on the $2,012.5 million of contingent convertible debentures which were issued in September 2001.

Income Taxes

Presented below is a summary of our income tax provisions and effective tax rates for the three month and six month periods ended October 25, 2002 and October 26, 2001:

	Three months ended		Six months ended
(dollars in millions)	October 25, 2002	October 26, 2001	October 25, 2002	October 26, 2001
Provision for income taxes	$186.3	$151.7	$349.4	$290.5
Effective tax rate	38.2%	69.5%	33.8%	44.1%
Impact of unusual charges	8.2%	37.5%	3.8%	12.2%
Effective tax rate excluding unusual charges	30.0%	32.0%	30.0%	31.9%

Our effective tax rate, excluding unusual charges, for the three months and six months ended October 25, 2002, decreased by 2.0 and 1.9 percentage points, respectively, from the same periods of the prior year as we have increased manufacturing in lower-taxed jurisdictions, including Puerto Rico, Switzerland, and Ireland.

Liquidity and Capital Resources

	October 25, 2002	April 26, 2002
	(dollars in millions)
Working capital	$2,494.9	$(496.9)
Current ratio*	2.5:1.0	0.9:1.0
Cash, cash equivalents, and short-term investments	$1,040.7	$533.7
Short-term borrowings and long-term debt	$2,388.4	$2,525.6
Net cash position**	$(1,347.7)	$(1,991.9)
Long-term investments***	$311.8	$637.0

*   — Current ratio is the ratio of current assets to current liabilities.

** — Net cash position is the sum of cash, cash equivalents, and short-term investments less short-term borrowings and long-term debt.

*** - Long-term investments include minority investments and debt securities with a maturity date greater than one year from the end of the period.

The increase in our working capital, current ratio, and net cash position since April 26, 2002, primarily relates to the reclassification of $1,973.8 million of contingent convertible debentures from current liabilities to long-term liabilities as a result of the September 2002 put option date expiring (see further discussion regarding the terms of the contingent convertible debenture in the “Debt and Capital” section below), and an increase in net cash and cash equivalents of $580.2 million.  Our working capital, current ratio, and net cash position as of April 26, 2002 were negatively impacted by the $4,057.6 million of cash paid in fiscal 2002 for acquisitions, net of cash received. These cash payments were funded by a combination of cash generated from operations and proceeds from a bridge loan. The bridge loan was subsequently repaid with proceeds of $2,012.5 million from the issuance of contingent convertible debentures.

We believe our existing cash, investments, and unused lines of credit of $1,423.8 million, if needed, will satisfy our foreseeable working capital requirements for at least the next twelve months.

Debt and Capital

Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percent of total capital was 25.0% at October 25, 2002 and 28.2% at April 26, 2002.  We have existing lines of credit with various banks, which include our syndicated credit facilities, totaling $1,824.7 million, of which approximately $1,423.8 million was available at October 25, 2002.

On September 17, 2001, we completed a $2,012.5 million private placement of 1.25% contingent convertible debentures due September 15, 2021. Each debenture is convertible into our common stock at an initial conversion price of $61.81 per share. In September 2002, as a result of certain holders of the debentures exercising their put options, we repurchased $38.7 million of the debentures for cash.  We may be required to repurchase the remaining securities at the option of the holders in September 2004, 2006, 2008, 2011, or 2016. Accordingly, twelve months prior to the put options becoming exercisable, the remaining balance of the contingent convertible debentures will be reclassified to Short-term borrowings.  In fiscal years without a put option by the holders, the remaining balance will be classified as Long-term debt.  For put options exercised by the holders, the purchase price is equal to the principal amount of the debentures plus any accrued and unpaid interest on the debentures to the repurchase date.  If the repurchase option is exercised, we may elect to repurchase the debentures with cash, our common stock, or some combination thereof. We may elect to redeem the debentures for cash at any time after September 2006. The net proceeds from this offering were used to repay a substantial portion of the outstanding bridge financing obtained in connection with the acquisitions of MiniMed and MRG.

On September 6, 2002, we signed separate short-term financing arrangements with two financial institutions.  These financing arrangements were to be used primarily for the repurchase of the outstanding contingent convertible debentures if the put feature for a substantial amount of the debentures was exercised on September 16, 2002.  As the amount of debentures put back to the us was not significant, these financing arrangements were terminated.

We maintain a $1,500.0 million commercial paper program. This program allows us to issue debt securities with maturities up to 364 days from the date of issuance. At October 25, 2002, outstanding commercial paper totaled $200.0 million. For the three months and six months ended October 25, 2002 and October 26, 2001, the weighted average annual original maturity of the commercial paper outstanding was approximately 66 days and 48 days, respectively, and the weighted average annual interest rate was 1.76% and 1.78%, respectively.

In connection with the issuance of the contingent convertible debentures and commercial paper, Standard and Poor’s Rating Group and Moody’s Investors Service issued us strong long-term debt ratings of AA— and A1, respectively, and strong short-term debt ratings of A-1+ and P-1, respectively. These ratings rank us in the top 10% of all U.S. companies rated by these agencies.

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

Interest rates on these borrowings are determined by a pricing matrix based on our long-term debt ratings assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. Facility fees are payable on the credit and determined in the same manner as the interest rates. Under terms of the agreements, our consolidated tangible net worth must at all times be greater than or equal to $1,040.4 million, increased by an amount equal to 100% of the net cash proceeds from any equity offering occurring after January 24, 2002. Our consolidated tangible net worth at October 25, 2002 was $2,878.5 million. The agreements also contain other customary covenants and events of default.

In November 2002, we received notice that the holder of a $4.5 million subordinated convertible note will elect to convert the note in the third quarter of fiscal 2003 into approximately 590,000 shares of Medtronic common stock.

Operations Outside of the United States

The following charts illustrate U.S. net sales versus net sales outside the U.S. for the three month and six month periods ended October 25, 2002 and October 26, 2001:

Net Sales
(in millions)

For the three month and six month periods ended October 25, 2002 and October 26, 2001, consolidated net sales outside the U.S. did not grow as fast as U.S. consolidated net sales mainly because MiniMed, which was acquired in the second quarter of fiscal 2002, primarily operated in the U.S.  This increase was partially offset by the impact of fluctuations in the foreign currency exchange rates.

Net sales outside the U.S. are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. Outstanding receivables from customers outside the U.S. totaled $684.9 million at October 25, 2002, or 39.8% of total outstanding accounts receivable, and $617.7 million at April 26, 2002, or 38.6% of total outstanding accounts receivable. The increase in the percentage of accounts receivable from customers outside the U.S. is primarily driven by the impact of changes in foreign currency exchange rates. Operations outside the U.S. could be negatively impacted by changes in political, labor or economic conditions, changes in regulatory requirements or potentially adverse foreign tax consequences, among other factors.

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

Our objective in managing exposure to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with foreign exchange rate changes. We enter into various contracts, principally forward contracts that change in value as foreign exchange rates change, to protect the value of existing foreign currency assets, liabilities, net investments, and probable commitments. The gains and losses on these contracts offset changes in the value of the related exposures. It is our policy to enter into foreign currency hedging transactions only to the extent true exposures exist; we do not enter into foreign currency transactions for speculative purposes. Our risk management activities for the three months and six months ended October 25, 2002 were successful in minimizing the net earnings and cash flow impact of currency fluctuations despite volatile market conditions.

We had forward exchange contracts outstanding in notional amounts of $1,943.8 million at October 25, 2002. These amounts represent a substantial portion of our total annual foreign currency exposure.  The fair value of all foreign currency derivative contracts outstanding at October 25, 2002 was a $3.1 million gain. A sensitivity analysis of changes of the fair value of all derivative foreign exchange contracts outstanding at October 25, 2002 indicates that, if the U.S. dollar uniformly weakened by 10% against all currencies, the fair value of these contracts would decrease by $154.4 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all major currencies, the fair value of these contracts would increase by $140.1 million. Any gains and losses on the fair value of derivative contracts would be largely offset by losses and gains on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

We do not have significant exposure to interest rate changes. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10% increase or decrease in short-term interest rates compared to interest rates at October 25, 2002  would result in a change in the value of interest rate sensitive investments of less than $0.1 million.

Item 4.   Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls.

The CEO and CFO have concluded there were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

In October 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, filed suit in federal court in the District Court of Delaware against Arterial Vascular Engineering, Inc. (AVE), which we acquired in January 1999 . The suit alleged that AVE’s modular stents infringe certain patents now owned by Cordis. Boston Scientific Corporation is also a defendant in this suit. In December 2000, a Delaware jury rendered a verdict that the previously marketed MicroStent and GFX® stents infringe valid claims of two patents and awarded damages to Cordis totaling approximately $270.0 million. In March 2002, the Court entered an order in favor of AVE, deciding as a matter of law that AVE’s MicroStent and GFX stents do not infringe the patents. Cordis has filed an appeal.

In December 1997, Advanced Cardiovascular Systems, Inc. (ACS), a subsidiary of Guidant Corporation, sued AVE in federal court in the Northern District of California alleging that AVE’s modular stents infringe certain patents held by ACS, and is seeking injunctive relief and monetary damages. AVE denied infringement and in February 1998, AVE sued ACS in federal court in the District Court of Delaware alleging infringement of certain of its stent patents, for which AVE is seeking injunctive relief and monetary damages. The cases have been consolidated in Delaware and an order has been entered staying the proceedings until  February 2003.

In June 2000, Medtronic filed suit in U.S. District Court in Minnesota against Guidant Corporation seeking a declaration that the Jewel® AF device does not infringe certain patents held by Guidant and/or that such patents were invalid. Thereafter, Guidant filed a counterclaim alleging that the Jewel AF and the Gem III™ AT™ infringe certain patents relating to atrial fibrillation. The case is in the discovery stage.

In September 2000, Cordis filed an additional suit against AVE in the District Court of Delaware alleging that AVE’s S670, S660 and S540 stents infringe the patents asserted in the October 1997 Cordis case above. The Court has stayed proceedings in this suit until the appeals have been decided in the 1997 case above.

In January 2001, DePuy/AcroMed, Inc., a subsidiary of Johnson & Johnson, Inc., filed suit in U.S. District Court in Massachusetts alleging that Medtronic Sofamor Danek, Inc. (MSD) was infringing a patent relating to a design for a multiaxial pedicle screw. In March 2002, DePuy/AcroMed supplemented its allegations, and now claims that MSD’s M10, M8 and Vertex™ screws infringe the patent. The suit is in discovery stages.

In May 2001, MSD filed a lawsuit against Dr. Gary Karlin Michelson and Karlin Technology, Inc. (together, KTI) in the U.S. District Court for the Western District of Tennessee. The suit seeks damages and injunctive relief against KTI for breach of purchase and license agreements relating to intellectual property in the field of threaded and non-threaded spinal interbody implants and cervical plates, fraud, breach of non-competition obligations and other claims. In October 2001, KTI filed several counterclaims against MSD as well as a third party complaint against Sofamor Danek Holdings, Inc., a related entity, seeking damages and injunctive relief based on several claims, including breach of contract, infringement of several patents, fraud and unfair competition. The case is in discovery and trial is scheduled for October 2003.

In June 2001, MiniMed and its directors were named in a putative class action lawsuit filed in the Superior Court of the State of California for the County of Los Angeles. The plaintiffs purport to represent a class of stockholders of MiniMed asserting claims in connection with our acquisition of MiniMed, alleging violation of fiduciary duties owed by MiniMed and its directors to the MiniMed stockholders. Among other things, the complaint sought preliminary and permanent injunctive relief to prevent completion of the acquisition. In August 2001, the Court denied the plaintiffs’ request for injunctive relief to prevent completion of the acquisition.  Plaintiffs have amended their complaint and the court has granted plaintiffs’ motion seeking certification of a class action.  The class is defined as holders of record of MiniMed common stock on July 16, 2001, excluding any such shareholders who were also shareholders of MRG on that date.

We believe that we have meritorious defenses against the above claims and intend to vigorously contest them. Negative outcomes of the litigation matters discussed above are not considered probable or cannot be reasonably estimated. Accordingly, we have recorded no reserves regarding these matters on our financial statements as of October 25, 2002. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable or a probable loss cannot be reasonably estimated, a liability is not recorded. If the reasonable estimate of a known or possible loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued.  While it is not possible to predict the outcome of the actions discussed above, we believe that costs associated with them will not have a material adverse impact on our financial position or liquidity, but may be material to the consolidated results of operations of any one period.

In August 1999, more than 12 years after its business operations were abandoned, Stenticor, Inc. (Stenticor) and two of its shareholders filed suit in California state court in Santa Rosa alleging that certain of Stenticor’s trade secrets were misappropriated by AVE and two individuals who were former officers and/or shareholders of Stenticor. The lawsuit alleges that Stenticor owned the modular stent design used in certain stents sold by AVE, and that the individual defendants misappropriated those trade secrets to Endovascular Support Systems, which ultimately transferred them to AVE. Plaintiffs also asserted claims for breach of contract, breach of fiduciary duty, misrepresentation and unfair competition. Defendants asserted a counterclaim for professional negligence, and AVE agreed to indemnify the individual defendants except in certain circumstances. The parties have settled some of the claims and have agreed to resolve the remaining issues through binding arbitration. The settlement was approved by the court in September 2002.  As part of the settlement terms, it was agreed that our loss from the arbitration will be either $15 million or $43 million, depending on whether we are successful in the arbitration.  As neither our success nor failure in the arbitration represents a more likely outcome, $15 million was accrued as an expense in the three months ended October 25, 2002.  Arbitration of remaining claims will take place in January 2003.  If the outcome of the arbitration is unfavorable, an additional charge of $28 million will be recorded.

In March 2000, Boston Scientific Corporation (BSX) sued AVE in federal court in the Northern District of California alleging that the S670 rapid exchange perfusion stent delivery system infringes a patent held by BSX. As previously disclosed, arbitration hearings were held in April 2001 and, in July 2001, the arbitrators issued an award in favor of BSX, finding infringement, awarding approximately $169.0 million in damages plus legal fees and costs to BSX, and allowing for an injunction against future sales in the U.S. of certain rapid exchange perfusion delivery systems. We recognized these and other related expenses during the fourth quarter of fiscal 2001 and first quarter of fiscal 2002. In September 2001, the U. S. District Court for the Northern District of California issued an order confirming the arbitration award, including imposition of the injunction.  The monetary claims have been settled by agreement with BSX and the agreed-upon damage amounts have been paid.  The injunction remains in effect.

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

4.4                                           364-Day Revolving Credit Facility dated as of January 24, 2002 among Medtronic, Inc., as Borrower, certain of its subsidiaries, as guarantors, the lenders party thereto, Bank of America, N.A. as Administrative Agent and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager (364-Day Credit Agreement) incorporated by reference herein to Exhibit 4.4 of the Company’s Quarterly Report on Form 10-Q, filed with the Commission on March 8, 2002.

4.5                                           Five Year Revolving Credit Facility dated as of January 24, 2002 among Medtronic, Inc., as Borrower, certain of its subsidiaries as guarantors, the lenders party thereto, Bank of America, N.A. as Administrative Agent and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager (Five Year Credit Agreement) incorporated by reference herein to Exhibit 4.5 of the Company’s Quarterly Report on Form 10-Q, filed with the Commission on March 8, 2002.

4.6                                           First Amendment to 364-Day Credit Agreement as of August 21, 2002.

4.7                                           First Amendment to Five Year Credit Agreement as of August 21, 2002.

11.1                                     Computation of ratio of earnings to fixed charges for the six months ended October 25, 2002 and for the fiscal years ended April 26, 2002, April 27, 2001, April 30, 2000, 1999, and 1998.

                (b)                                 Reports on Form 8-K

During the quarter ended October 25, 2002, the Company filed (i) a Report on Form 8-K on August 8, 2002 under Items 7 and 9 reporting the submission of sworn statements of Arthur D. Collins, Jr., Chairman of the Board and Chief Executive Officer, and Robert L. Ryan, Chief Financial Officer, to the Securities and Exchange Commission (SEC) pursuant to the SEC’s Order No. 4-460 issued June 27, 2002.  Note that, pursuant to general instructions B.2 of Form 8-K, the information in the report and attached exhibits shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section,  (ii) a Report on Form 8-K on August 28, 2002 under Items 5 and 7 reporting first quarter earnings,   (iii) a Report on Form 8-K on September 10, 2002 reporting under Items 5 and 7 the signing of short-term bridge credit facilities with two financial institutions, which agreements have since been terminated and (iv) a Report on Form 8-K on September 17, 2002 reporting under Items 5 and 7 the repurchase of certain of its (the Registrant’s) 1.25% Contingent Convertible Debentures due 2021 and (v) a Report on Form 8-K on October 9, 2002 reporting under Item 5 that the pending acquisition of SDC Corporation is structured as a stock merger and (vi) a Report on Form 8-K on October 15, 2002 reporting under Items 5 and 7 the completion of the acquisition of SDC Corporation. Subsequent to the quarter ended October 25, 2002, the Company filed a Report on Form 8-K on November 20, 2002 under Items 5 and 7 reporting second quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medtronic, Inc.
(Registrant)

Date: December 6, 2002	/s/ Arthur D. Collins, Jr.
Arthur D. Collins, Jr.
Chairman of the Board and Chief Executive Officer

Date: December 6, 2002	/s/ Robert L. Ryan
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

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Medtronic as of, and for, the periods presented in this quarterly report;

4.               Medtronic’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Medtronic and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to Medtronic, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of Medtronic’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               Medtronic’s other certifying officer and I have disclosed, based on our most recent evaluation, to Medtronic’s auditors and the audit committee of Medtronic’s board of directors:

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect Medtronic’s ability to record, process, summarize and report financial data and have identified for Medtronic’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in Medtronic’s internal controls; and

6.               Medtronic’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 6, 2002	/s/ Arthur D. Collins, Jr.
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

Date: December 6, 2002	/s/ Arthur D. Collins, Jr.
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

4.               Medtronic’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Medtronic and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to Medtronic, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of Medtronic’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               Medtronic’s other certifying officer and I have disclosed, based on our most recent evaluation, to Medtronic’s auditors and the audit committee of Medtronic’s board of directors:

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect Medtronic’s ability to record, process, summarize and report financial data and have identified for Medtronic’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in Medtronic’s internal controls; and

6.               Medtronic’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 6, 2002	/s/ Robert L. Ryan
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

Date: December 6, 2002	/s/ Robert L. Ryan
Robert L. Ryan
Senior Vice President and Chief Financial Officer