Form 10-Q
period 2003-01-24
MEDTRONIC INC
filed 2003-03-07
CIK 64670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 24, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒   No  ☐

Shares of common stock, $0.10 par value, outstanding on February 21, 2003:  1,219,525,112

PART I—FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

MEDTRONIC, INC.

STATEMENTS OF CONSOLIDATED EARNINGS

(Unaudited)

	Three months ended		Nine months ended
	January 24, 2003	January 25, 2002	January 24, 2003	January 25, 2002
	(in millions, except per share data)

Net sales	$1,912.5	$1,592.4	$5,517.4	$4,619.3

Costs and expenses:
Cost of products sold	474.8	412.8	1,349.7	1,195.9
Research and development expense	187.1	163.4	560.0	476.8
Selling, general, and administrative expense	587.8	493.5	1,722.5	1,417.5
Purchased in-process research and development (IPR&D)	—	32.7	114.2	293.0
Special charges	—	30.4	2.5	101.6
Other (income)/expense, net	48.5	3.5	119.6	31.0
Interest (income)/expense, net	3.2	13.0	3.4	1.7
Total costs and expenses	1,301.4	1,149.3	3,871.9	3,517.5

Earnings before income taxes	611.1	443.1	1,645.5	1,101.8

Provision for income taxes	183.4	128.2	532.8	418.7

Net earnings	$427.7	$314.9	$1,112.7	$683.1

Earnings per share:

Basic	$0.35	$0.26	$0.91	$0.56
Diluted	$0.35	$0.26	$0.91	$0.56

Weighted average shares outstanding:

Basic	1,220.5	1,212.4	1,217.2	1,210.7
Diluted	1,232.8	1,225.5	1,227.0	1,223.7

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 24, 2003	April 26, 2002
	(in millions except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,468.6	$410.7
Short-term investments	16.7	123.0
Accounts receivable, less allowances of $83.5 and $77.5, respectively	1,721.6	1,522.5
Inventories	994.1	748.1
Deferred tax assets, net	173.0	324.4
Prepaid expenses and other current assets	203.8	359.3
Total current assets	4,577.8	3,488.0

Property, plant, and equipment	2,790.9	2,489.1
Accumulated depreciation	(1,249.1)	(1,037.3)
Net property, plant, and equipment	1,541.8	1,451.8

Goodwill	4,176.0	4,034.6
Patents and other intangible assets, net	1,042.1	1,060.3
Long-term investments	348.0	637.0
Other assets	227.5	232.8

Total assets	$11,913.2	$10,904.5

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$419.6	$2,516.1
Accounts payable	300.4	268.2
Accrued compensation	361.7	340.3
Accrued income taxes	335.3	148.5
Other accrued expenses	335.4	711.8
Total current liabilities	1,752.4	3,984.9

Long-term debt	1,984.1	9.5
Deferred tax liabilities, net	255.5	233.8
Long-term accrued compensation	90.9	86.3
Other long-term liabilities	257.5	158.9
Total liabilities	4,340.4	4,473.4

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock–par value $0.10	122.0	121.5
Retained earnings	7,502.3	6,493.0
Accumulated other non-owner changes in equity	(39.8)	(168.0)
	7,584.5	6,446.5
Receivable from employee stock ownership plan	(11.7)	(15.4)

Total shareholders’ equity	7,572.8	6,431.1

Total liabilities and shareholders’ equity	$11,913.2	$10,904.5

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine months ended
	January 24, 2003	January 25, 2002
	(in millions)
OPERATING ACTIVITIES:
Net earnings	$1,112.7	$683.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	305.5	218.3
Purchased in-process research and development	114.2	293.0
Special charges	(9.5)	63.7
Deferred income taxes	173.4	(3.8)
Change in operating assets and liabilities:
Accounts receivable	(113.7)	(104.1)
Inventories	(157.2)	24.6
Accounts payable and accrued liabilities	(175.4)	(76.3)
Changes in other operating assets and liabilities	157.1	62.9

Net cash provided by operating activities	1,407.1	1,161.4

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(1.9)	(3,718.2)
Additions to property, plant, and equipment	(270.5)	(282.4)
Purchases of marketable securities	(97.3)	(605.0)
Sales and maturities of marketable securities	486.0	868.0
Other investing activities, net	21.4	(116.2)

Net cash provided by (used in) investing activities	137.7	(3,853.8)

FINANCING ACTIVITIES:
Increase (decrease) in short-term borrowings, net	(2,113.6)	2,228.2
Increase in long-term debt, net	1,972.9	0.1
Dividends to shareholders	(228.2)	(209.0)
Issuance of common stock	128.2	106.3
Repurchase of common stock	(237.9)	(25.5)
Repayment of loan from ESOP	3.7	3.6

Net cash provided by (used in) financing activities	(474.9)	2,103.7

Effect of exchange rate changes on cash and cash equivalents	(12.0)	17.2
Net change in cash and cash equivalents	1,057.9	(571.5)

Cash and cash equivalents at beginning of period	410.7	1,030.3

Cash and cash equivalents at end of period	$1,468.6	$458.8

Supplemental Noncash Investing and Financing Activities:
Issuance of common stock for acquisition	$219.6	$—
Issuance of stock options for acquisition	$14.5	$75.2

See accompanying notes to the condensed consolidated financial statements.

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

Note 2—New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  Prior to the adoption of this Standard, a liability for an exit cost, as defined by Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, was recognized at the date of an entity’s commitment to an exit plan.  SFAS No. 146 is effective for the Company for exit plans or disposal activities initiated after December 31, 2002.  Adoption did not have a material impact on the Company’s consolidated earnings, financial position, or cash flows.

In December 2002, the FASB issued SFAS No.148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123”.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends certain disclosure requirements of SFAS No. 123.  The transition provisions are effective for the Company in fiscal 2003, and the disclosure requirements are effective for the Company beginning with its April 25, 2003 consolidated financial statements.  The Company currently plans to continue to apply the intrinsic value method to account for stock-based employee compensation.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities”.  FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. FIN 46 provides guidance for determining the primary beneficiary for entities with multiple economic interests.  FIN 46 is effective at the time of investment for interests obtained in a variable economic entity after January 31, 2003.  Beginning in the second quarter of fiscal year 2004, FIN 46 applies to interests in variable interest entities (VIE’s) acquired prior to February 1, 2003.  FIN 46 is not expected to have a material impact on the Company’s consolidated earnings, financial position, or cash flows.

Note 3—Acquisitions

On October 11, 2002, the Company acquired all of the outstanding common shares of Spinal Dynamics Corporation (SDC).  Prior to the acquisition, the Company had a minority investment in SDC, which was accounted for under the cost method of accounting.  SDC is a developer of an artificial cervical disc that is designed to maintain mobility of the cervical spine after surgery.  This acquisition is expected to complement the Company’s full suite of spinal surgery products.

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

As part of the acquisition of SDC, the Company acquired $25.1 million of technology-based intangible assets, that have an expected useful life of 10 years, and $114.2 million of purchased in-process research and development that was expensed on the date of acquisition.  Goodwill of $115.0 million related to this acquisition was assigned entirely to the Spinal and ENT operating segment.  This goodwill is not deductible for tax purposes.

At the time of the acquisition of SDC, the Company began to formulate plans to shut down certain operations, to relocate and terminate certain employees, and to terminate certain contractual obligations of SDC.  Some of those plans were finalized during the current quarter, and the remainder will be finalized during the fourth quarter of fiscal year 2003.  The finalization of these plans is not expected to have a material impact on the allocation of the purchase price. The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of October 11, 2002 (in millions):

Current assets	$7.4
Property, plant and equipment	1.0
Intangible assets	25.1
Purchased in-process research and development	114.2
Goodwill	115.0
Deferred tax asset—long term	5.2
Total assets acquired	267.9

Current liabilities	3.5
Deferred tax liability—long term	10.1
Total liabilities assumed	13.6
Net assets acquired	$254.3

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

The following unaudited pro forma data for the nine month period ended January 24, 2003, sets forth the combined results of operations as if the acquisition of SDC had occurred on April 27, 2002.  Since SDC reported its results based on calendar quarters, the unaudited pro forma results of operations for the nine month period ended January 24, 2003 includes the results of operations for SDC for the six month period ended September 30, 2002.  The pro forma data gives effect to actual operating results of SDC prior to the acquisition, and adjustments to reflect interest income foregone, increased intangible asset amortization, Medtronic shares issued, options payable in Medtronic stock that were assumed in the transaction, and income taxes.  Pro forma net earnings for the nine month period ended January 24, 2003 includes $114.2 million of non-deductible charges related to in-process research and development expensed as a result of the SDC acquisition.

(in millions, except per share data)	Nine Months Ended January 24, 2003
Net sales	$5,517.4
Net earnings	$1,106.4
Earnings per common share:
Basic	$0.91
Diluted	$0.90

The following unaudited pro forma data for the three month period ended January 25, 2002, sets forth the combined results of operations as if the acquisitions of SDC, VidaMed, Endonetics, and the remaining portion of Kobayashi had occurred on April 28, 2001. As each of these acquired companies reported their results based on calendar quarters, the unaudited pro forma results of operations for the three month period ended January 25, 2002 includes the results of operations for each acquisition for the three month period ended December 31, 2001.  The pro forma data for the three months ended January 25, 2002 gives effect to actual operating results prior to each acquisition, and adjustments to reflect interest income foregone, increased intangible asset amortization, increased fixed asset depreciation, and income taxes.  Pro forma net earnings for the three month period ended January 25, 2002 includes $32.7 million of non-deductible charges related to assets written off as in-process research and development.

(in millions, except per share data)	Three Months Ended January 25, 2002
Net sales	$1,597.4
Net earnings	$300.3
Earnings per common share:
Basic	$0.25
Diluted	$0.24

The following unaudited pro forma data for the nine month period ended January 25, 2002, sets forth the combined results of operations as if the acquisitions of SDC, VidaMed, Endonetics, MiniMed, MRG, and the remaining portion of Kobayashi had occurred on April 28, 2001. As all of the acquired companies reported their results based on calendar quarters, the unaudited pro forma results of operations for the nine month period ended January 25, 2002 includes the results of operations for each acquisition for the nine month period ended

December 31, 2001.  The pro forma data for the nine months ended January 25, 2002 gives effect to actual operating results prior to each acquisition, adjustments to eliminate material intercompany items between MiniMed and MRG, and adjustments to reflect increased interest expense, interest income foregone, increased intangible asset amortization, increased fixed asset depreciation, and income taxes.

No effect has been given to cost reductions or operating synergies in this presentation. As a result, these pro forma amounts are not necessarily indicative of the results that would have been obtained if the acquisitions had occurred as of the beginning of the periods presented or that may occur in the future.

Pro forma net earnings for the nine month period ended January 25, 2002 includes $293.0 million of non-deductible charges related to in-process research and development expense; $20.4 million of debt issuance costs, net of tax; $18.8 million of non-deductible merger-related costs incurred by MiniMed prior to the acquisition; a $6.9 million after tax write-up of MiniMed inventory to fair value; and a $2.4 million after tax charge related to a settlement agreement entered into by MiniMed prior to the acquisition.

(in millions, except per share data)	Nine Months Ended January 25, 2002
Net sales	$4,756.0
Net earnings	$583.9
Earnings per common share:
Basic	$0.48
Diluted	$0.47

In connection with the acquisitions of MiniMed and MRG, the Company formulated plans for workforce reductions, employee relocations, the closure and consolidation of sales offices in the U.S. and Europe, and the termination of certain contractual obligations. The costs of employee termination and relocation benefits related to the elimination or relocation of approximately 365 positions in the areas of manufacturing and distribution, administration, engineering, and sales and marketing. Contractual obligations related to a distributor termination between MRG and an affiliated third party, as well as the termination of MiniMed’s distributors, which were located primarily in Europe and Japan.

During the current quarter, the Company completed the initiatives contemplated in these plans and reversed against goodwill remaining purchase accounting accruals that were no longer considered necessary, as follows (in millions):

	Balance at April 26, 2002	Change in Estimate	Utilized	Balance at October 25, 2002	Change in Estimate	Utilized	Balance at January 24, 2003
Facility Reductions	$2.1	$—	$(1.0)	$1.1	$0.5	$(0.3)	$1.3
Severance and Relocation Costs	7.4	—	(2.4)	5.0	(3.8)	(1.1)	0.1
Contractual Obligations	13.9	0.4	(10.4)	3.9	(1.9)	—	2.0
Total	$23.4	$0.4	$(13.8)	$10.0	$(5.2)	$(1.4)	$3.4

The change in estimate for facility reductions relates to two facilities which the Company assumed it would be able to sublease, but which it has been unable to sublease.  The remaining accrual for facility reductions at January 24, 2003 relates to remaining lease payments to be made over the contractual life of the terminated leases.  The change in estimate for severance and relocation costs relate primarily to European employees who were identified for termination, but who were not terminated as they were willing to take positions elsewhere with the Company. The change in estimate for contractual obligations relates primarily to the termination of a Japanese distributor at significantly better terms than originally anticipated. The remaining accrual for contractual obligations on January 24, 2003 relates to certain foreign distributors that have been terminated.

Note 4—IPR&D, Special, and Other Charges

The Company defines special charges (such as certain litigation and restructuring charges), IPR&D, and other charges as unusual charges.  These charges result from unique facts and circumstances that likely will not recur with similar materiality or frequency.

Purchased In-Process Research and Development:

In the second quarter of the current fiscal year, the Company acquired SDC. At the date of acquisition, $114.2 million of the purchase price was expensed for purchased in-process research and development related to the Bryan Cervical Disc System® (Bryan® Disc), which had not yet reached technological feasibility in the U.S. (technological feasibility is assumed to have been reached upon receiving FDA approval) and had no alternative future use. The Bryan Disc is an artificial cervical disc featuring a shock-absorbing elastomer designed to replace and mimic the functionality of natural intervertebral discs removed from a patient during spinal surgery.  Prior to this acquisition, Medtronic did not have a comparable product under development, and the acquisition of SDC was expected to accelerate the Company’s entry into the arena of artificial cervical discs. At the time of acquisition, SDC had received approval from the FDA for an investigational device exemption allowing SDC to proceed with human clinical studies, which must be completed before regulatory approval can be obtained in the U.S.  The Company expects to incur costs totaling $3.5 million in fiscal 2003, $3.5 million in fiscal 2004, $1.6 million in fiscal 2005 and $0.6 million in fiscal 2006 to bring this product to commercialization in the U.S. These costs have been and will be funded by internally generated cash flows. Total expected project costs, including costs already incurred, are approximately $45.0 million.

In the third quarter of fiscal 2002, the Company acquired Endonetics.  At the date of the acquisition, $32.7 million of the purchase price was expensed for purchased in-process research and development related to the Gatekeeper Reflux Repair System™ (Gatekeeper™), which had not yet reached technological feasibility and had no alternative future use. The Gatekeeper is a therapeutic medical device comprised of hydrogel prostheses that are implanted in the esophageal wall.  After implantation, the hydrogel prostheses swell in size and create a mechanical barrier that prevents stomach acids from entering the esophagus.  At the time of the acquisition, the Company did not have a therapeutic product offering in the Gastroesophageal Reflux Disease (GERD) market.  The Company believes the Gatekeeper will distinguish itself in this market by its ease of use, ability to reduce treatment costs associated with extended drug therapies, and its less invasive approach to treating GERD.  At the time of the acquisition, the Gatekeeper was in human clinical trials. The clinical trials must be completed before regulatory approval can be obtained in the U.S.  The Company expects to incur costs of approximately $1.5 million in each of fiscal year 2003 and 2004, and approximately $1.0 million in fiscal year 2005 to bring this product to commercialization.  Total expected project costs, including costs already incurred, are approximately $8.4 million.  These costs have been and will be funded by internally generated cash flows.

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

Also in the second quarter of fiscal year 2002, the Company acquired MRG.  At the date of acquisition, $224.9 million of the purchase price was expensed for purchased in-process research and development related to a long-term glucose sensor and an implantable glucose monitoring sensor that had not yet reached technological feasibility and had no alternative future use. At the time of the acquisition, MRG had no product offerings in the diabetes market, and these projects were expected to enable MRG to enter this high-potential implantable market.  The long-term glucose sensor is designed to be used with an implantable pump to automatically maintain glucose levels by continuously monitoring and adjusting the rate of insulin infusion without the need for frequent intervention by the physician or patient.  At the time of the acquisition, the long-term glucose sensor was in human clinical trials, which must be completed before regulatory approval can be obtained in the U.S.  The implantable glucose monitoring system is used by patients to monitor glucose levels.  At the time of acquisition, MRG had received approval from the FDA for the investigational device exemption allowing MRG to proceed with clinical studies, which must be completed before regulatory approval can be obtained in the U.S.  The Company expects to incur total costs ranging from $7.0 million to $10.0 million in fiscal years 2003, 2004, and 2005 to bring this product to commercialization.  These costs have been and will be funded by internally generated cash flows.  Total expected project cost, including costs already incurred, is $33.5 million to $42.5 million. The fair values assigned to the long-term glucose sensor and to the implantable glucose monitoring system were $219.7 million and $4.4 million, respectively. Other minor product categories were valued at $0.8 million.

We are primarily responsible for the valuation of the SDC, Endonetics, MiniMed, and MRG in-process research and development charges.  The values assigned to purchased in-process research and development were based on valuation methodologies and techniques consistent with the methodologies and techniques used by independent appraisers. All values were determined by identifying research projects in areas for which technological feasibility had not been established.  All values were determined by estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to these projects.  The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return.  The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process research and development.

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

Special charges:

There were no special charges for the three months ended January 24, 2003.  Special charges for the nine months ended January 24, 2003 consisted of a $15.0 million litigation settlement, and other special charges totaling $10.5 million, net.  The litigation charges were offset by a $23.0 million reversal for a final adjustment to a previously recognized settlement with a competitor on the rapid exchange perfusion delivery system.

The other special charges relate to the Vascular facility consolidation initiatives in our operations, partially offset by the reversal of unused portions of previously recognized charges for other restructuring initiatives.  In connection with the Vascular facility consolidation initiative, which occurred during the first quarter of fiscal year 2003, the Company reorganized its Vascular research and development, clinical, regulatory and manufacturing functions, closed 7 facilities in California and one in Florida, and identified 685 employees for termination.  In connection with this initiative, the Company recorded a restructuring charge of $10.8 million, an $8.9 million write-down of assets which will no longer be utilized, including accelerated depreciation of assets held and used, and $5.3 million of other restructuring related charges.  The $10.8 million restructuring charge consisted of $4.6 million for lease cancellations and $6.2 million for severance costs.  The $5.3 million of other restructuring-related charges related to incremental expenses incurred as a direct result of the Vascular restructuring initiative, primarily retention and productivity bonuses for services rendered by the employees prior to July 26, 2002, and equipment and facility moves. All other restructuring-related charges were incurred during the quarter the initiative was announced. The Vascular restructuring initiatives, which are expected to be completed within one year, are expected to produce annualized operating savings of approximately $35.0 to $40.0 million, and annualized tax savings of approximately $8.0 million. Of the 685 employees identified for termination, 615 have been terminated as of January 24, 2003. This charge was offset by reversals of reserves no longer considered necessary.  The first reversal of $8.9 million, which included $1.7 million for asset write-downs, related to restructuring initiatives from the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002. The outcome of these initiatives was favorable compared to our initial estimates for two reasons.  Several employees, who were identified for termination, were not terminated as they found other jobs within the Company, and two sales offices that were initially identified for closure, ultimately did not close.  The second reversal of $5.6 million related to distributor termination costs accrued in connection with the merger of PercuSurge, Inc. (PercuSurge).  The outcome of the PercuSurge distributor terminations was favorable to our original estimates as a result of anticipated contractual commitments that did not materialize. These reserves were no longer considered necessary, as the initiatives have been completed.

Special charges for the three months ended January 25, 2002 consisted of a $19.6 million charge related to a non-product related legal settlement pertaining to business matters which occurred in prior years and which is protected by a confidentiality agreement, a $36.8 million gain on an equity investment which was contributed to the Medtronic Foundation, and a $47.6 million charge reflecting the market value of the equity investment contributed to the Medtronic Foundation.

Special charges for the nine months ended January 25, 2002 include those discussed above for the third quarter of fiscal 2002 as well $9.1 million related to a legal settlement, and $27.0 million as a result of a patent infringement case brought by a competitor with respect to the rapid exchange perfusion delivery system. The patent infringement case was decided in a July 2001 arbitration panel ruling.  As a result of this ruling, the Company stopped selling the rapid exchange perfusion delivery systems in U.S. markets in September 2001.  The $27.0 million charge related to sales of a next generation product, which was not part of the arbitration ruling in July 2001, as well as sales in fiscal 2002 of the rapid exchange perfusion delivery system covered under the arbitration award.  Additionally, in the first quarter of fiscal 2002, the Company recorded a charge of $35.1 million to finalize initiatives that were announced in the fourth quarter of fiscal 2001.  These initiatives related to (i) the restructuring of certain neurological sales organizations, (ii) the reduction and consolidation of certain manufacturing operations, and (iii) the rationalization and reorganization of European sales organizations to further integrate acquisitions. In connection with the first initiative, the restructuring of certain neurological sales operations, the Company consolidated certain of our U.S. sales forces, resulting in the closure of 16 sales offices throughout the United States, and the termination of 102 employees. This initiative also included the termination of two distributor relationships in Asia and Australia, where the Company elected to sell through its own sales force.  In connection with the second initiative, the reduction and consolidation of certain manufacturing operations, the Company closed two manufacturing operations in Asia that manufactured products for its Cardiac Surgery business, moved certain manufacturing activities for its Cardiac Rhythm Management business from Minnesota to Arizona, and closed two European manufacturing facilities that manufactured products for its Neurological and Diabetes business. The closure of these manufacturing operations resulted in the termination of approximately 210 employees.  In connection with the third initiative, the rationalization and reorganization of European sales offices, we closed 23 facilities that were merged into existing Medtronic operations, and terminated nine distributor arrangements.  The majority of these 23 facility closures reduced redundant operations that existed since the acquisitions of Physio Control and Sofamor Danek in fiscal year 1999, and Xomed in fiscal year 2000.  Distributor agreements were terminated in order to sell direct, utilizing our existing distribution infrastructure.  The rationalization and reorganization of European sales offices related to our Cardiac Rhythm Management and Spine and ENT businesses and resulted in the termination of approximately 150 employees. These restructuring initiatives resulted in annualized savings of approximately $35.0 to $40.0 million. Included in fiscal 2002 special charges is $6.9 million of write-downs for assets which will no longer be utilized and a reversal of a $1.0 million reserve related to the fiscal 2000 Latin America restructuring initiatives no longer considered necessary as the restructuring initiatives had been completed. The actual outcome of the Latin America restructuring initiative was favorable to the original estimate mainly as a result of certain assets held for disposal, which were disposed of at more favorable terms than originally estimated.

During the third quarter of fiscal year 2001 and in connection with the merger of PercuSurge, the Company recorded a restructuring charge of $9.4 million related to integration.  The $9.4 million restructuring charge consisted of $7.6 million related to the termination of 15 distributor arrangements that PercuSurge had in Europe, and of $1.8 million for severance to terminate 13 employees of PercuSurge in Europe.  The U.S. Distributor relationships were terminated in order to integrate PercuSurge’s product line offerings with the Company’s existing distribution infrastructure.  All employees who were identified for termination have been terminated.  As discussed above, a portion of these charges was reversed during the first quarter of fiscal 2003.

A summary of the activity related to the previously discussed restructuring initiatives during the six months ended October 25, 2002 and three months ended January 24, 2003 is as follows (in millions):

	Balance at April 26, 2002	New Charges	Change in Estimate	Charges Utilized	Balance at Oct. 25, 2002	Charges Utilized	Balance at Jan. 24, 2003
Facility Reductions	$3.2	4.6	—	(4.0)	$3.8	(0.6)	$3.2
Severance	11.8	6.2	(6.1)	(9.1)	2.8	(1.9)	0.9
Contractual Obligations	9.5	—	(6.7)	(2.2)	0.6	—	0.6
Total	$24.5	10.8	(12.8)	(15.3)	$7.2	(2.5)	$4.7

Reserve balances at January 24, 2003 include amounts necessary to complete the Vascular restructuring initiatives announced in the first quarter of fiscal year 2003.

Acquisition-Related Debt Issue Costs:

During the three month and nine month periods ended January 25, 2002, the Company recorded $6.5 million and $32.0 million of debt issuance costs, which are included in interest expense, associated with the contingent convertible debentures issued in connection with the acquisitions of MiniMed and MRG.

Note 5—Inventories

Inventories consisted of the following (in millions):

	January 24, 2003	April 26, 2002
Finished goods	$623.8	$418.5
Work in process	139.1	120.1
Raw materials	231.2	209.5
Total	$994.1	$748.1

Note 6—Goodwill and Other Intangible Assets

There were no goodwill impairment charges during the three months and nine months ended January 24, 2003 or the three months and nine months ended January 25, 2002.  The Company completed its annual impairment test of goodwill during the current quarter.  Intangible asset amortization during the three months ended January 24, 2003 and January 25, 2002 was $27.8 million and $21.4 million, respectively.  Intangible asset amortization during the nine months ended January 24, 2003 and January 25, 2002 was $77.4 million and $42.6 million, respectively.  Intangible asset amortization is included in “Other (income)/expense” on the Statement of Consolidated Earnings.

Note 7—Comprehensive Income and Accumulated Other Non-owner Changes to Equity

In addition to net earnings, comprehensive income includes changes in unrealized gains and losses on available-for-sale marketable securities, unrealized gains and losses on derivative instruments qualifying and designated as cash flow hedges, and foreign currency translation adjustments.  Comprehensive income for the three months ended January 24, 2003 and January 25, 2002 was $491.9 million and $309.8 million, respectively.  Comprehensive income for the nine months ended January 24, 2003 and January 25, 2002 was $1,240.9 million and $703.1 million, respectively.

The balance sheet components of accumulated other non-owner changes in equity are as follows (in millions):

	January 24, 2003	April 26, 2002
Unrealized loss on investments	$(8.1)	$(9.2)
Translation adjustment	26.9	(179.7)
Unrealized gain (loss) on derivatives	(58.6)	20.9
Total	$(39.8)	$(168.0)

The tax benefit (expense) on the unrealized gain (loss) on investments in the nine month period ended January 24, 2003 and the fiscal year ended April 26, 2002 was $(0.6) million and $11.9 million, respectively.  The tax benefit (expense) on the unrealized gain (loss) on derivatives in the nine month period ended January 24, 2003 and the fiscal year ended April 26, 2002 was $34.9 million and $(11.3) million, respectively.  Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to amounts permanently reinvested in non U.S. subsidiaries.

Note 8—Earnings Per Share

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

	Three months ended		Nine months ended
	January 24, 2003	January 25, 2002	January 24, 2003	January 25, 2002
Basic	1,220.5	1,212.4	1,217.2	1,210.7
Effect of dilutive securities:
Employee stock options	10.9	11.2	8.7	11.1
Stock purchase plans and other	1.4	1.9	1.1	1.9
Diluted	1,232.8	1,225.5	1,227.0	1,223.7

Note 9—Interest (Income)Expense

Interest (income) and interest expense for the three month and nine month periods ended January 24, 2003 and January 25, 2002 were as follows:

	Three months ended		Nine months ended
	January 24, 2003	January 25, 2002	January 24, 2003	January 25, 2002
Interest income	(9.7)	(8.8)	(31.6)	(59.8)
Interest expense	12.9	21.8	35.0	61.5
Interest (income)/expense, net	3.2	13.0	3.4	1.7

Note 10—Segment and Geographic Information

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

	Three months ended		Nine months ended
	January 24, 2003	January 25, 2002	January 24, 2003	January 25, 2002
Cardiac Rhythm Management	$905.0	$732.1	$2,607.3	$2,112.2
Neurological and Diabetes	343.5	289.2	985.8	704.5
Spinal and ENT	344.5	253.4	952.4	731.5
Vascular	181.8	189.8	569.5	696.0
Cardiac Surgery	137.7	127.9	402.4	375.1
	$1,912.5	$1,592.4	$5,517.4	$4,619.3

Geographic information:

Certain historical revenue amounts by geography have been reclassified to reflect current management presentations (in millions):

Three months ended January 24, 2003	United States	Europe	Asia Pacific	Other Foreign	Eliminations	Consolidated
Net sales from external customers	$1,348.2	$356.0	$168.6	$39.7	$—	$1,912.5
Intergeographic sales	236.2	187.8	0.4	0.2	(424.6)	—
Total net sales	$1,584.4	$543.8	$169.0	$39.9	$(424.6)	$1,912.5

Three months ended January 25, 2002	United States	Europe	Asia Pacific	Other Foreign	Eliminations	Consolidated
Net sales from external customers	$1,102.0	$293.0	$160.5	$36.9	$—	$1,592.4
Intergeographic sales	185.3	108.0	—	2.6	(295.9)	—
Total net sales	$1,287.3	$401.0	$160.5	$39.5	$(295.9)	$1,592.4

Nine months ended January 24, 2003	United States	Europe	Asia Pacific	Other Foreign	Eliminations	Consolidated
Net sales from external customers	$3,886.7	$997.6	$512.0	$121.1	$—	$5,517.4
Intergeographic sales	662.8	508.0	1.0	4.2	(1,176.0)	—
Total net sales	$4,549.5	$1,505.6	$513.0	$125.3	$(1,176.0)	$5,517.4

Nine months ended January 25, 2002	United States	Europe	Asia Pacific	Other Foreign	Eliminations	Consolidated
Net sales from external customers	$3,190.5	$830.1	$488.4	$110.3	$—	$4,619.3
Intergeographic sales	502.4	290.8	—	8.4	(801.6)	—
Total net sales	$3,692.9	$1,120.9	$488.4	$118.7	$(801.6)	$4,619.3

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

Financial Trends

Throughout these financial sections, you will read about transactions or events that materially contribute to or reduce earnings and materially affect financial trends. We define purchased in-process research and development (IPR&D), certain litigation, restructuring, and other charges as unusual charges. These charges result from unique facts and circumstances that likely will not recur with similar materiality or frequency. See page 22 of this report and Note 4 to the consolidated condensed financial statements for more information regarding unusual charges. Management commonly considers the impact of these charges when comparing prior period financial results and when projecting financial trends.  We have provided additional disclosure regarding these items to better enable users of these financial statements to perform similar evaluations.  While these items are important in understanding and evaluating our financial trends, it is also important to consider that it is likely other unusual transactions or events will occur and may have a material impact on future financial results. A complete understanding of unusual charges is necessary in order to estimate the likelihood that these trends will continue.

Accounting Policies and Critical Accounting Estimates

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S.). Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended April 26, 2002.

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

Minority Investments—We make long-term, strategic investments in companies that are in various stages of development. We account for these investments under the cost or the equity method of accounting, as appropriate. Publicly traded investments accounted for under the cost method are adjusted to fair value at the end of each quarter based on their quoted market price. Required adjustments to the carrying value of these investments are recorded in shareholders’ equity as Accumulated other non-owner changes in equity unless an unrealized loss is considered to be other than temporary. If an unrealized loss is determined to be other than temporary, the loss will be recognized in the statement of consolidated earnings in the period the determination is made.  Investments accounted for under the equity method are recorded at the amount of our investment and adjusted each period for our share of the investee’s income or loss and dividends paid. Investments accounted for under both the cost and equity methods are reviewed quarterly for changes in circumstance or the occurrence of events that suggest our investment is not recoverable. As of January 24, 2003, we had $239.5 million of minority investments. Of these investments, $203.7 million represent investments in companies that do not have quoted market prices.

Valuation of Purchased In-Process Research and Development (IPR&D), Goodwill, and Other Intangible Assets—Upon completion of an acquisition, the purchase price is allocated, as applicable, between IPR&D, other identifiable intangible assets, tangible assets, and goodwill. IPR&D is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D and other intangible assets requires us to make significant estimates. The amount of the purchase price allocated to IPR&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For IPR&D, these methodologies include consideration of the risk of the project not achieving commercial feasibility.

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of the acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Furthermore, our projections of future cash flows require several estimates, including the expected life cycles of the technologies acquired. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows. Goodwill, net, is $4,176.0 million as of January 24, 2003.

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

Overview of Operating Results

Consolidated net sales for the three months and nine months ended January 24, 2003 were $1,912.5 million and $5,517.4 million, respectively.  This is an increase of 20.1% and 19.4%, respectively, on an as reported basis over the $1,592.4 million and $4,619.3 million of consolidated net sales in the same periods in the prior year.  Foreign exchange translation had a favorable impact on net sales in the three and nine months ended January 24, 2003, of $41.3 million and $83.2 million, respectively.  These increases were driven by strong growth in our Cardiac Rhythm Management (CRM) segment and our Spinal business.  CRM growth was highlighted by continued strong preference for the Marquis® DR implantable defibrillator and the InSync® ICD for heart failure.  Spinal growth reflects our broad product line and leadership position in this rapidly growing market.  This position has been further strengthened by the growing acceptance of our INFUSE™ Bone Graft for spinal fusion surgery, which received approval from the U.S. Food and Drug Administration (FDA) in July 2002, and is rapidly becoming the standard-of-care at premier U.S. spine centers.  Compared with the prior year, growth during the nine months ended January 24, 2003 also benefited from our fiscal 2002 acquisitions, principally MiniMed, Inc. (MiniMed).  Our growth was partially off-set by a decrease in our Vascular business due to our being enjoined from selling our rapid exchange perfusion delivery system in the U.S. beginning in September 2001.  Our Vascular business achieved a significant milestone in the second quarter of fiscal 2003 as we received worldwide regulatory approval of our multi-exchange over-the-wire/short wire angioplasty catheter and stent delivery system with Zipper™ technology, which we launched in the U.S. in the current quarter.  The delivery system allowed the Vascular business to reenter the U.S. single operator exchange market as it offers the benefits of both over-the-wire and traditional rapid exchange systems.

The primary foreign exchange rate movements that impact our consolidated net sales growth, as discussed on the previous page, are the U.S. dollar as compared to the Euro and the Japanese Yen. The impact of foreign currency fluctuations on net sales is not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities (see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information).  In fact, as a result of the weakening dollar, during the three months and nine months ended January 24, 2003, net earnings were negatively impacted by foreign currency fluctuations.

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

Earnings and Earnings Per Share (dollars in millions, except per share data):

	Three months ended		Nine months ended
	January 24, 2003	January 25, 2002	January 24, 2003	January 25, 2002
Net earnings	$427.7	$314.9	$1,112.7	$683.1
Unusual charges, net	(—)	(49.1)	(120.9)	(372.1)
Diluted earnings per share	0.35	0.26	0.91	0.56
Unusual charges, net, per diluted share	(—)	(0.04)	(0.10)	(0.30)

The after tax unusual charges in the nine months ended January 24, 2003 consisted of $114.2 million of purchased in-process research and development related to the acquisition of SDC, $15.0 million related to a litigation settlement, and $16.1 million related to our facility consolidation initiatives in our Vascular segment.  These charges were partially offset by a $14.9 million reversal to a previously recognized charge for a settlement with a competitor on the rapid exchange perfusion delivery system and the reversal of $9.5 million of previously recognized restructuring charges.

The after tax unusual charges in the three months ended January 25, 2002 consisted of $32.7 million of purchased in-process research and development expensed in connection with our acquisition of Endonetics, Inc. (Endonetics) in December 2001, a $18.6 million charge related to a non-product related legal settlement pertaining to business matters which occurred in prior years, a $36.8 million gain on an equity investment which was transferred to the Medtronic Foundation, a $30.5 million charge reflecting the market value of the equity investment contributed to the Medtronic Foundation at the time of contribution, and $4.1 million of debt issue costs associated with the issuance of the contingent convertible debentures.

The after tax unusual charges in the nine months ended January 25, 2002 consisted of the charges previously noted above and those related to the six months ended October 26, 2001, which include a $260.3 million charge for purchased in-process research and development related to the acquisitions of MiniMed and Medical Research Group (MRG), debt issuance costs associated with the contingent convertible debentures issued in connection with the acquisitions of MiniMed and MRG, a charge related to a legal settlement, $23.2 million related to the streamlining of operations, and $17.3 million related to sales of certain products associated with an arbitration award rendered in July 2001.  See Note 4 to the consolidated condensed financial statements for more detail regarding unusual charges.

Net Sales

The charts below show net sales by operating segment (dollars in millions):

Cardiac Rhythm Management (CRM)

CRM products consist primarily of pacemakers, cardiac resynchronization devices, implantable and external defibrillators, leads and ablation products.  CRM net sales for the three months and nine months ended January 24, 2003 grew by 24% and 23%, respectively, from the same periods of the prior year.  Foreign currency translation had a favorable impact on net sales during the three months and nine months ended January 24, 2003, of $21.5 million and $44.4 million, respectively.  This strong growth was driven by a 54% and 49% increase in sales of defibrillation systems in the three months and nine months ended January 24, 2003, respectively.  Defibrillation net sales growth during the nine months ended January 24, 2003 primarily resulted from continued strong demand for the Marquis DR, Sprint Quattro® leads, and the InSync ICD, which was approved by the FDA in June 2002 as an additional heart failure option for those patients who also have a high risk of sudden cardiac arrest.  Defibrillation net sales growth during the three months ended January 24, 2003 were further increased by the U.S. introduction of the Marquis VR single-chamber defibrillator.  Net sales from pacing systems for the three months and nine months ended January 24, 2003 grew by 5% and 10%, respectively, when compared to the same period of the prior year.  Net sales from pacing systems were led by continued strong performance of the Kappa® 900 pacemaker, the InSync device for heart failure, and the Attain™-Over-the-Wire left-heart lead for cardiac resynchronization therapy.  Also contributing to the increase in CRM sales was the growing acceptance of our LIFEPAK® line of external defibrillator/monitors.  Recent releases in the LIFEPAK line include the LIFEPAK 500 DPS, an automated external defibrillator (AED) designed for first responders in law enforcement, utility, and military settings, the LIFEPAK CR Plus, an AED designed for the consumer market, and the LIFEPAK 20, an external defibrillator for use by both first responders and professionals in a hospital or clinical setting.

Looking ahead, we expect to benefit from InSync III, which received FDA approval in February 2003 and is our next generation low-power heart failure device, InSync Marquis ICD, our next generation high-power heart failure device, and AT500™, a next generation pacemaker with atrial therapies, in the next several months.

Neurological and Diabetes

Neurological and Diabetes products consist primarily of implantable neurostimulation devices, implantable drug administration systems, neurosurgery products, urology products, functional diagnostics equipment, gastroenterology products, and medical systems for the treatment of diabetes. Neurological and Diabetes net sales for the three months and nine months ended January 24, 2003 increased 19% and 40%, respectively, from the same periods of the prior year, to $343.5 million and $985.8 million, respectively.  Foreign currency translation had a favorable impact on net sales during the three months and nine months ended January 24, 2003, of $7.3 million and $14.9 million, respectively.  Excluding Diabetes, revenues for both the three months and nine months ended January 24, 2003 increased by approximately 19%, to approximately $223 million and $634 million, respectively.  The increase, excluding Diabetes, reflects continued strong sales of Activa® Parkinson’s Control Therapy and certain therapies for the treatment of urological disorders, including the InterStim® Therapy for Urinary Control.  Two recent milestones in our Neurological business include the launch of the new N’Vision handheld physician programmer for Medtronic’s full range of implantable drug pumps and neurostimulators and the establishment of a national Medicare coverage policy for Activa Therapy, in effect providing coverage for any Medicare beneficiary who would benefit from brain stimulation for Parkinson’s disease or Essential Tremor.

Net sales from Diabetes for the three months and nine months ended January 24, 2003 grew by approximately 18% and 104%, respectively, as compared to the same periods of the prior year.  The growth reflects continued U.S. acceptance and the European launch of the Paradigm® insulin infusion pump.  Including net sales of MiniMed when it was a stand alone company, Diabetes grew approximately 17% for the nine months ended January 24, 2003 when compared with the same periods of the prior year.

Looking ahead, the Neurological and Diabetes operating segment expects to benefit from the following:

•                  A decision by the Centers for Medicare and Medicaid Services in February 2003 that they have established a national Medicare coverage policy for Activa Therapy,

•                  Completion of the European launch of the Paradigm insulin infusion pump,

•                  The worldwide launch of the InterStim Tined Lead, used in InterStim incontinence therapy, and

•         Global distribution of a co-branded version of the BD Logic Blood Glucose Monitor (BD monitor) and BD strips (BD strips).  Both the BD Monitor and BD strips are owned and controlled by Becton, Dickinson and Company (BDC).  The co-branded version is available for our distribution as a result of a recently signed strategic relationship with BDC.

Spinal and ENT (Ear, Nose, and Throat)

Spinal and ENT products include thoracolumbar, cervical and interbody spinal devices, surgical navigation tools, and surgical products used by ENT physicians. Spinal and ENT net sales for the three months and nine months ended January 24, 2003 increased by 36% and 30%, respectively, from the same periods of the prior year.  Foreign currency translation had a favorable impact on net sales during the three months and nine months ended January 24, 2003, of $3.4 million and $7.3 million, respectively.  Spinal net sales for the three months and nine months ended January 24, 2003 increased by greater than 35% from the same periods of the prior year.  The increase in spinal net sales reflects our broad based product offerings, strong acceptance of the INFUSE Bone Graft for spinal fusion, used in conjunction with the LT-CAGE®, a lumbar tapered spinal fusion device, the CD-HORIZON® SEXTANT Spinal System, a minimal access spine technology that improves surgical techniques to significantly reduce the size of the incision and resulting pain, scarring, and recovery time associated with conventional spinal fusion surgery, and the METRx™ System, a minimally invasive system used for nerve root decompression.

ENT net sales for the three months and nine months ended January 24, 2003 increased by approximately 11% and 14%, respectively, from the same periods of the prior year.  This increase primarily reflects an increase in sales of the NIM-Response® nerve monitor, XPS® 3000 endoscopic sinus shaver system, MeroGel® biomaterials, and Meniett™, a portable pulse generator designed to treat the symptoms of Meniere’s disease.

Looking ahead, we expect to see strong growth in this operating segment as a result of the growing acceptance of the INFUSE Bone Graft, which is used in conjunction with the LT CAGE, and our growing portfolio of minimal access spine technologies for the treatment of spinal disorders, including the CD-HORIZON SEXTANT Spinal System, the METRx.  We also expect to benefit from acquiring the exclusive European rights to market rhBMP-2, which is currently used in INFUSE, for use in orthopedic trauma and potential future applications of rhBMP-2 to the spine, face, and jaw.

Vascular

Vascular products consist of coronary stents, balloon and guiding catheters, and peripheral vascular products. As expected, Vascular net sales for the three months and nine months ended January 24, 2003 decreased by 4% and 18%, respectively, from the same periods of the prior year.  Foreign currency translation had a favorable impact on net sales during the three months and nine months ended January 24, 2003, of $5.8 million and $10.1 million, respectively.  The decrease in net sales for the Vascular business primarily reflects a decrease in coronary vascular of approximately 5% and 23% for the three months and nine months ended January 24, 2003, respectively.  The decrease in net sales of coronary vascular during the three months ended January 24, 2003 reflects recent marketing programs and new product launches by competitors.  Net sales from coronary vascular products during the nine months ended January 24, 2003 decreased as a result of an injunction issued in September 2001 that prevents us from selling our rapid exchange perfusion delivery system in the U.S.  This injunction followed an arbitration ruling in July 2001 that certain of our rapid exchange perfusion delivery systems infringed a competitor’s patent.  This has resulted in a reduction of net sales of approximately $200-250 million annually.  We continue to offer all of our coronary stents with alternative delivery systems in the U.S. and rapid exchange delivery systems outside the U.S.  Related to stent delivery systems, a significant milestone achieved was the worldwide regulatory approval and U.S. launch during the current quarter of our multi-exchange, over-the-wire/short-wire angioplasty catheter and stent delivery system with Zipper technology.  This system offers the benefits of both over-the-wire and traditional rapid exchange systems.  Net sales of peripheral stents decreased by 1% and increased by 10% for the three months and nine months ended January 24, 2003, respectively, from the same periods of the prior year.  The increase during the nine months ended January 24, 2003 was led by sales of the Bridge™ Assurant® Balloon-Expandable Stent Delivery System for Biliary Indication.

Looking ahead, our Vascular operating segment expects to benefit from the following:

•                  Market release in Europe of the multi-exchange coronary stent delivery system with Zipper technology by the end of fiscal 2003,

•                  Our strategic alliance with Abbott Laboratories which should accelerate our entry into the drug-eluting stent market.  Clinical trials using Abbott’s proprietary immunosuppression drug ABT-578 (a rapamycin analogue) with Medtronic stents recently began outside the U.S.,

•                  Market release of Driver, a cobalt-based alloy coronary stent that allows for the engineering of thinner struts for a lower profile and increased flexibility, in Europe during the fourth quarter of fiscal year 2003 and in the U.S. during the second half of calendar 2003, and

•                  Release of a series of new Stormer™ balloon products using the Zipper delivery platform.

Cardiac Surgery

Cardiac Surgery products include perfusion systems, heart valves, minimally invasive cardiac surgery products and surgical accessories. Cardiac Surgery net sales for the three months and nine months ended January 24, 2003 increased by 8% and 7%, respectively, from the same periods of the prior year.  Foreign currency translation had a favorable impact on net sales during the three months and nine months ended January 24, 2003, of $3.4 million and $6.4 million, respectively.  The growth in these periods was primarily driven by an increase of 19% and 29%, respectively, in the cardiac surgery technologies (CST) product group.  The primary products driving the increase in CST net sales were the Starfish™ 2 Heart Positioner and the Octopus® 4 Tissue Stabilization System, that facilitate beating heart bypass surgery.  The Octopus 4, which was commercially released in August 2002, provides added flexibility and a lower profile that improves the surgeon’s access to target arteries on any surface of the heart.  Also contributing to the increase in Cardiac Surgery net sales was an increase in net sales from heart valves of 5% and 7% for the three months and nine months ended January 24, 2003, respectively, as compared to the same periods of the prior year.  This increase reflects continued acceptance for our full line of tissue valves, including our popular Mosaic® valve.  Despite the continued shift toward beating heart procedures, perfusion systems generated an increase in net sales of 6% and 2% in the three months and nine months ended January 24, 2003 as compared to the same periods of the prior year.  Net sales of perfusion systems during the third quarter of fiscal year 2003 benefited from our success in increasing market share.

Looking ahead, we expect to continue to benefit from the shift in market demand from mechanical valves to tissue valves as well as an increase in the number of beating heart procedures.

Costs and Expenses

The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended		Nine months ended
	January 24, 2003	January 25, 2002	January 24, 2003	January 25, 2002
Cost of products sold	24.8%	25.9%	24.5%	25.9%
Research & development	9.8	10.3	10.1	10.3
Selling, general & administrative	30.7	31.0	31.2	30.7
Purchased in-process research & development	—	2.1	2.1	6.3
Special charges	—	1.9	—	2.2
Other (income)/expense	2.5	0.2	2.2	0.7
Interest (income)/expense	0.2	0.8	0.1	—

Cost of Products Sold

Cost of products sold as a percentage of net sales decreased by 1.1 and 1.4 percentage points for the three months and nine months ended January 24, 2003, respectively, from the same periods of the prior year.  These decreases reflect a proportionately larger increase in sales of certain higher margin products, principally in CRM and Spinal, and a shift in sales mix toward the U.S. where margins are generally higher than in other geographies.  The nine month decrease also reflects an increased expense in the prior year as a result of a $10 million write-up of inventory related to the MiniMed and MRG acquisitions.  The decrease in cost of goods sold as a percentage of net sales was partially offset by the impact of the weakening U.S. dollar.  We expect the cost of products sold as a percentage of net sales to continue to be lower than the prior year for the remainder of fiscal 2003.

Research and Development

We are committed to the development of technological enhancements and of new indications for existing products, to the development of less invasive and new technologies that address unmet patient needs, and to help reduce patient care costs, including length of hospital stays.  Consistent with prior periods, we have continued to invest heavily in the future by spending aggressively on research and development efforts, with research and development spending in the three months and nine months ended January 24, 2003 representing 9.8% and 10.1%, respectively, of net sales, or $187.1 million and $560.0 million, respectively.  This is an increase of $23.7 million, or 15%, and $83.2 million, or 17%, respectively, over the same periods of the prior year.  We expect our investment in research and development efforts to continue to be approximately 10% of net sales.

Selling, General & Administrative

Selling, general and administrative expense as a percentage of net sales were consistent for the three months ended January 24, 2003 as compared to the same period of the prior year.  Selling, general and administrative expense as a percentage of net sales increased for the nine months ended January 24, 2003 by 0.5 percentage points from the same period of the prior year, to 31.2%.  This increase primarily relates to efforts to expand our sales force in order to meet demand for our most rapidly growing products and the impact of fiscal 2002 acquisitions on the consolidated cost structure, offset in part by cost control measures.  We continue to be committed to controlling costs through the identification of efficiencies in conjunction with the integration of acquisitions and the implementation of cost control measures in our existing businesses; however, as a result of our investment in our sales force, selling, general and administrative expense as a percentage of sales in the next few quarters will likely be between 30% to 31%.

Unusual Charges

Unusual charges taken during the three and nine months ended January 24, 2003 and January 25, 2002 were as follows:

	Three months ended		Nine months ended
(in millions)	January 24, 2003	January 25, 2002	January 24, 2003	January 25, 2002
Purchased in-process research & development	$—	$32.7	$114.2	$293.0
Special charges:
Litigation	—	19.6	(8.0)	55.7
Asset write-downs	—	—	8.9	6.9
Restructuring and other related charges	—	—	16.1	29.2
Gain on equity investment	—	(36.8)	—	(36.8)
Foundation Contribution	—	47.6	—	47.6
Changes in estimates	—	—	(14.5)	(1.0)
Total special charges	—	30.4	2.5	101.6
Acquisition related debt issue costs	—	6.5	—	32.0
Total unusual charges, pre-tax	—	69.6	116.7	426.6
Less tax impact	—	(20.5)	4.2	(54.5)
Total unusual charges	$—	$49.1	$120.9	$372.1

There were no unusual charges for the three months ended January 24, 2003.  Unusual charges for the nine months ended January 24, 2003 consisted of a $114.2 million charge for purchased in-process research and development related to the acquisition of SDC, a $15.0 million litigation settlement, and $25.0 million related to our facility consolidation initiatives in our Vascular segment. The litigation charges were offset by a $23.0 million reversal for a final adjustment to a previously recognized settlement with a competitor on the rapid exchange perfusion delivery system and the reversal of $14.5 million of previously recognized charges.

The other special charges relate to the Vascular facility consolidation initiatives in our operations, partially offset by the reversal of unused portions of previously recognized charges for other restructuring initiatives.  In connection with the Vascular facility consolidation initiative, which occurred during the first quarter of fiscal year 2003, we reorganized our Vascular research and development, clinical, regulatory and manufacturing functions, closed 7 facilities in California and one in Florida, and identified 685 employees for termination.  In connection with this initiative, we recorded a restructuring charge of $10.8 million, an $8.9 million write-down of assets which will no longer be utilized, including accelerated depreciation of assets held and used, and $5.3 million of other restructuring-related charges.  The $10.8 million restructuring charge consisted of $4.6 million for lease cancellations and $6.2 million for severance costs.  The $5.3 million of other restructuring-related charges related to incremental expenses we incurred as a direct result of the Vascular restructuring initiative, primarily retention and productivity bonuses for services rendered by the employees prior to July 26, 2002, and equipment and facility moves. All other restructuring-related charges were incurred during the quarter the initiative was announced. The Vascular restructuring initiatives, which are expected to be completed within one year, are expected to produce annualized operating savings of approximately $35.0 to $40.0 million, and annualized tax savings of approximately $8.0 million. Of the 685 employees identified for termination, 615 have been terminated as of January 24, 2003. This charge was offset by a reversal of reserves no longer considered necessary.  The first reversal of $8.9 million, which included $1.7 million for asset write-downs, related to our restructuring initiatives from the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002. The outcome of these initiatives was favorable compared to our initial estimates for two reasons.  Several employees who were identified for termination were not terminated as they found other jobs within the Company, and two sales offices that were initially identified for closure ultimately did not close.  The second reversal of $5.6 million related to distributor termination costs accrued in connection with the merger of PercuSurge, Inc. (PercuSurge).  The outcome of the PercuSurge distributor terminations was favorable to our original estimates as a result of anticipated contractual commitments that did not materialize. These reserves were no longer considered necessary, as the initiatives have been completed.

Unusual charges in the three months ended January 25, 2002 consisted of $32.7 million of purchased in-process research and development expensed in connection with the acquisition of Endonetics, Inc. (Endonetics) in December 2001, a $19.6 million non-product related legal settlement pertaining to business matters which occurred in prior years, a $36.8 million gain on an equity investment which was contributed to the Medtronic Foundation, a $47.6 million charge reflecting the market value of the equity investment contributed to the

Medtronic Foundation at the time of contribution, and $6.5 million of debt issue costs associated with the issuance of the contingent convertible debentures.  In the statement of consolidated earnings, debt issuance costs are included in interest expense.

Unusual charges for the nine months ended January 25, 2002 include those discussed above for the third quarter of fiscal 2002 as well as $260.3 million for purchased in-process research and development expensed related to the acquisitions of MiniMed and Medical Research Group (MRG), $25.5 million of debt issuance costs (which are included in interest expense) associated with the contingent convertible debentures issued in connection with the acquisitions of MiniMed and MRG, $9.1 million related to a legal settlement, and $27.0 million as a result of a patent infringement case brought by a competitor with respect to the rapid exchange perfusion delivery system. The patent infringement case was decided in a July 2001 arbitration panel ruling.  As a result of this ruling, we stopped selling the rapid exchange perfusion delivery systems in U.S. markets in September 2001.  The $27.0 million charge related to sales of a next generation product, which was not part of the arbitration ruling in July 2001, as well as sales in fiscal 2002 of the rapid exchange perfusion delivery system covered under the arbitration award.  Additionally, in the first quarter of fiscal 2002, we recorded a charge of $35.1 million to finalize initiatives that were announced in the fourth quarter of fiscal 2001.  These initiatives related to (i) the restructuring of certain neurological sales organizations, (ii) the reduction and consolidation of certain manufacturing operations, and (iii) the rationalization and reorganization of European sales organizations to further integrate acquisitions. In connection with the first initiative, the restructuring of certain neurological sales operations, we consolidated certain of our U.S. sales forces, resulting in the closure of 16 sales offices throughout the United States, and the termination of 102 employees. This initiative also included the termination of two distributor relationships in Asia and Australia, where we elected to sell through our own sales force.  In connection with the second initiative, the reduction and consolidation of certain manufacturing operations, we closed two manufacturing operations in Asia that manufactured products for our Cardiac Surgery business, we moved certain manufacturing activities for our Cardiac Rhythm Management business from Minnesota to Arizona, and we closed two European manufacturing facilities that manufactured products for our Neurological and Diabetes business. The closure of these manufacturing operations resulted in the termination of approximately 210 employees.  In connection with the third initiative, the rationalization and reorganization of European sales offices, we closed 23 facilities that were merged into existing Medtronic operations, and terminated nine distributor arrangements.  The majority of these 23 facility closures reduced redundant operations that existed since the acquisitions of Physio Control and Sofamor Danek in fiscal year 1999, and Xomed in fiscal year 2000.  Distributor agreements were terminated in order to sell direct, utilizing our existing distribution infrastructure.  The rationalization and reorganization of European sales offices related to our Cardiac Rhythm Management and Spinal and ENT businesses and resulted in the termination of approximately 150 employees. These restructuring initiatives resulted in annualized savings of approximately $35.0 to $40.0 million. Included in fiscal 2002 special charges is $6.9 million of write-downs for assets which will no longer be utilized and a reversal of a $1.0 million reserve related to the fiscal 2000 Latin America restructuring initiatives no longer considered necessary as the restructuring initiatives have been completed. The actual outcome of the Latin America restructuring initiative was favorable to the original estimate mainly as a result of certain assets held for disposal, which were disposed of at more favorable terms than originally estimated.

During the third quarter of fiscal year 2001 and in connection with the merger of PercuSurge, we recorded a restructuring charge of $9.4 million related to integration.  The $9.4 million restructuring charge consisted of $7.6 million related to the termination of 15 distributor arrangements that PercuSurge had in Europe, and of $1.8 million for severance to terminate 13 employees of PercuSurge in Europe.  The U.S. Distributor relationships were terminated in order to integrate PercuSurge’s product line offerings with the Company’s existing distribution infrastructure.  All employees who were identified for termination have been terminated.  As discussed above, a portion of these charges was reversed during the first quarter of fiscal 2003.

Other Income/Expense

Other income/expense includes intellectual property amortization expense, royalty income and expense, minority investment gains and losses, and foreign currency transaction gains and losses.  Other expense, net for the three months and nine months ended January 24, 2003, increased by $45.0 million and $88.6 million, respectively, from the same periods of the prior year.  These increases primarily relate to losses from foreign currency hedging contracts, whereas in the prior year foreign currency hedging contracts generated income, an increase in royalty expense as a result of increased sales, and an increase in intangible asset amortization expense relating to fiscal 2002 acquisitions.  Other expense, net, for the nine months ended January 24, 2003, also increased as a result of a write-down of approximately $27.0 million of certain minority investments, the largest of which was Advanced Tissue Sciences, Inc.

Interest Income/Expense

Interest income for the three months and nine months ended January 24, 2003 was $9.7 million and $31.6 million, respectively.  This is an increase of $0.9 million from the three months ended January 25, 2002 and a decrease of $28.2 million from the nine months ended January 25, 2002.  The decrease during the nine months ended January 24, 2003 primarily reflects shorter weighted average maturities of investments and lower average interest rates.

Interest expense for the three months and nine months ended January 24, 2003 was $12.9 million and $35.0 million, respectively.  This is a decrease of $8.9 million and $26.5 million, respectively, from the three months and nine months ended January 25, 2002.  The decrease from the nine months ended January 25, 2002 primarily reflects the $32.0 million charge recorded in the nine months ended January 25, 2002 for acquisition related debt issuance costs.  The effect of this charge, however, was partially offset by incremental interest expense during the nine months ended January 24, 2003 on the $2,012.5 million of contingent convertible debentures as the debentures were outstanding for approximately five months longer during the nine months ended January 24, 2003 as compared to the same period of the prior year.  The contingent convertible debentures were issued on September 17, 2001.

Income Taxes

Presented below is a summary of our income tax provisions and effective tax rates for the three month and nine month periods ended January 24, 2003 and January 25, 2002:

	Three months ended		Nine months ended
(dollars in millions)	January 24, 2003	January 25, 2002	January 24, 2003	January 25, 2002
Provision for income taxes	$183.4	$128.2	$532.8	$418.7
Effective tax rate	30.0%	28.9%	32.4%	38.0%
Impact of unusual charges	—%	(0.1)%	2.4%	7.0%
Effective tax rate excluding unusual charges	30.0%	29.0%	30.0%	31.0%

Our effective tax rate, excluding unusual charges, for the three months and nine months ended January 24, 2003, increased by 1.0 percentage point and decreased by 1.0 percentage point, respectively, from the same periods of the prior year.  The increase during the three months ended January 24, 2003 reflects a determination made in the third quarter of fiscal 2002 that our effective tax rate for the full fiscal year would be lower than previously expected as a result of increased manufacturing in lower-taxed jurisdictions, including Puerto Rico, Switzerland, and Ireland.  To accomplish this, the effective tax rate in the third quarter of fiscal year 2002 was reduced to 29.0%.  The decrease in the effective tax rate for the nine months primarily reflects the net impact of the increased manufacturing in Puerto Rico, Switzerland, and Ireland.

Liquidity and Capital Resources

	January 24, 2003	April 26, 2002
	(dollars in millions)
Working capital	$2,825.4	$(496.9)
Current ratio*	2.6:1.0	0.9:1.0
Cash, cash equivalents, and short-term investments	$1,485.3	$533.7
Short-term borrowings and long-term debt	$2,403.7	$2,525.6
Net cash position**	$(918.4)	$(1,991.9)
Long-term investments***	$348.0	$637.0

*   —       Current ratio is the ratio of current assets to current liabilities.

** —      Net cash position is the sum of cash, cash equivalents, and short-term investments less short-term borrowings and long-term debt.

*** -        Long-term investments include minority investments and debt securities with a maturity date greater than one year from the end of the period.

The increase in our working capital, current ratio, and net cash position since April 26, 2002, primarily relates to the reclassification of $1,973.8 million of contingent convertible debentures from current liabilities to long-term liabilities in the second quarter of fiscal year 2003 as a result of the September 2002 put option date expiring (see further discussion regarding the terms of the contingent convertible debenture in the “Debt and Capital” section below), and an increase in cash and cash equivalents of $1,057.9 million.  Our working capital, current ratio, and net cash position as of April 26, 2002 were negatively impacted by the $4,057.6 million of cash paid in fiscal 2002 for acquisitions, net of cash received. These cash payments were funded by a combination of cash generated from operations and proceeds from a bridge loan. The bridge loan was subsequently repaid with proceeds of $2,012.5 million from the issuance of contingent convertible debentures.

We believe our existing cash, investments, and unused lines of credit of $1,437.5 million, if needed, will satisfy our foreseeable working capital requirements for at least the next twelve months.

Debt and Capital

Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percent of total interest-bearing debt and equity was 24.1% at January 24, 2003 and 28.2% at April 26, 2002.  We have existing lines of credit with various banks, which include our syndicated credit facilities, totaling $1,852.7 million, of which approximately $1,437.5 million was available at January 24, 2003.

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

On September 6, 2002, we signed separate short-term financing arrangements with two financial institutions.  These financing arrangements were to be used primarily for the repurchase of the outstanding contingent convertible debentures if the put feature for a substantial amount of the debentures was exercised on September 16, 2002.  As the amount of debentures put back to us was not significant, these financing arrangements were terminated.

We maintain a $1,500.0 million commercial paper program. This program allows us to issue debt securities with maturities up to 364 days from the date of issuance. At January 24, 2003, outstanding commercial paper totaled $249.9 million.  For the three months and nine months ended January 24, 2003, the weighted average annual original maturity of the commercial paper outstanding was approximately 57 days and 51 days, respectively, and the weighted average annual interest rate was 1.57% and 1.71%, respectively.

In connection with the issuance of the contingent convertible debentures and commercial paper, Standard and Poor’s Rating Group and Moody’s Investors Service issued us strong long-term debt ratings of AA— and A1, respectively, and strong short-term debt ratings of A-1+ and P-1, respectively. These ratings remain unchanged and rank us in the top 10% of all U.S. companies rated by these agencies.

In conjunction with the commercial paper program, we signed two syndicated credit facilities totaling $1,250.0 million with various banks on January 24, 2002. The two credit facilities consisted of a 364-day $750.0 million facility and a five-year $500.0 million facility.  In January 2003, we renewed $500.0 million of the 364-day facility and increased the five-year facility, which will expire on January 24, 2007, to $750.0 million.  The 364-day facility was also amended to provide us with the option to extend the maturity date on any outstanding loans under this facility by up to one year beyond the termination date of the facility.  The credit facilities provide backup funding for the commercial paper program and may also be used for general corporate purposes.

Interest rates on these borrowings are determined by a pricing matrix based on our long-term debt ratings assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. Facility fees are payable on the credit and determined in the same manner as the interest rates. Under terms of the agreements, our consolidated tangible net worth must at all times be greater than or equal to $1,040.4 million, increased by an amount equal to 100% of the net cash proceeds from any equity offering occurring after January 24, 2002. Our consolidated tangible net worth at January 24, 2003 was $3,258.7 million. The agreements also contain other customary covenants and events of default.

Operations Outside of the United States

The following charts illustrate U.S. net sales versus net sales outside the U.S. for the three month and nine month periods ended January 24, 2003 and January 25, 2002:

NET SALES (in millions)

For the three month and nine month periods ended January 24, 2003 and January 25, 2002, consolidated net sales outside the U.S. did not grow as fast as U.S. consolidated net sales mainly because MiniMed, which was acquired in the second quarter of fiscal 2002, primarily operated in the U.S.  This increase was partially offset by the impact of fluctuations in foreign currency exchange rates.

Net sales outside the U.S. are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. Outstanding receivables from customers outside the U.S. totaled $765.5 million at January 24, 2003, or 42.4% of total outstanding accounts receivable, and $617.7 million at April 26, 2002, or 38.6% of total outstanding accounts receivable. The increase in the percentage of accounts receivable from customers outside the U.S. is primarily driven by the impact of changes in foreign currency exchange rates. Operations outside the U.S. could be negatively impacted by changes in political, labor or economic conditions, changes in regulatory requirements or potentially adverse foreign tax consequences, among other factors.

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

Our objective in managing exposure to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with foreign exchange rate changes. We enter into various contracts, principally forward contracts that change in value as foreign exchange rates change, to protect the value of existing foreign currency assets, liabilities, net investments, and probable commitments. The gains and losses on these contracts offset changes in the value of the related exposures. It is our policy to enter into foreign currency hedging transactions only to the extent true exposures exist; we do not enter into foreign currency transactions for speculative purposes. Our risk management activities for the three months and nine months ended January 24, 2003 were successful in minimizing the net earnings and cash flow impact of currency fluctuations despite volatile market conditions.

We had forward exchange contracts outstanding in notional amounts of $2,303.6 million at January 24, 2003. These amounts represent a substantial portion of our foreign currency exposure.  The fair value of all foreign currency derivative contracts outstanding at January 24, 2003 was a $83.5 million loss. A sensitivity analysis of changes of the fair value of all derivative foreign exchange contracts outstanding at January 24, 2003 indicates that, if the U.S. dollar uniformly weakened by 10% against all currencies, the fair value of these contracts would decrease by $240.4 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all major currencies, the fair value of these contracts would increase by $223.9 million. Any gains and losses on the fair value of derivative contracts would be largely offset by losses and gains on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

We do not have significant exposure to interest rate changes. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10% increase or decrease in short-term interest rates compared to our actual interest rates at January 24, 2003 would result in a change in the value of interest rate sensitive investments of less than $0.2 million.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

In October 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, filed suit in federal court in the District Court of Delaware against Arterial Vascular Engineering, Inc. (AVE), which we acquired in January 1999. The suit alleged that AVE’s modular stents infringe certain patents now owned by Cordis. Boston Scientific Corporation is also a defendant in this suit. In December 2000, a Delaware jury rendered a verdict that the previously marketed MicroStent and GFX® stents infringe valid claims of two patents and awarded damages to Cordis totaling approximately $270.0 million. In March 2002, the Court entered an order in favor of AVE, deciding as a matter of law that AVE’s MicroStent and GFX stents do not infringe the patents. Cordis has filed an appeal.

In December 1997, Advanced Cardiovascular Systems, Inc. (ACS), a subsidiary of Guidant Corporation (Guidant), sued AVE in federal court in the Northern District of California alleging that AVE’s modular stents infringe certain patents held by ACS, and is seeking injunctive relief and monetary damages. AVE denied infringement and in February 1998, AVE sued ACS in federal court in the District Court of Delaware alleging infringement of certain of its stent patents, for which AVE is seeking injunctive relief and monetary damages. The cases have been consolidated in Delaware and an order has been entered staying the proceedings through February 2003.

In June 2000, Medtronic filed suit in U.S. District Court in Minnesota against Guidant seeking a declaration that the Jewel® AF device does not infringe certain patents held by Guidant and/or that such patents were invalid. Thereafter, Guidant filed a counterclaim alleging that the Jewel AF and the Gem III™ AT™ infringe certain patents relating to atrial fibrillation. The case is in the discovery stage.

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

In May 2001, MSD filed a lawsuit against Dr. Gary Karlin Michelson and Karlin Technology, Inc. (together, KTI) in the U.S. District Court for the Western District of Tennessee. The suit seeks damages and injunctive relief against KTI for breach of purchase and license agreements relating to intellectual property in the field of threaded and non-threaded spinal interbody implants and cervical plates, fraud, breach of non-competition obligations and other claims. In October 2001, KTI filed several counterclaims against MSD as well as a third party complaint against Sofamor Danek Holdings, Inc., a related entity, seeking damages and injunctive relief based on several claims, including breach of contract, infringement of several patents, fraud and unfair competition. The case is in discovery and trial is scheduled for January 2004.

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

In November 2002, ICU Medical, Inc. (ICU) sued MiniMed in U.S. District Court for the Central District of California.  The suit alleges that certain MiniMed infusion sets infringe certain patents held by ICU.  MiniMed has requested reexamination of the patents by the US Patent and Trademark Office (PTO), and the PTO has not yet ruled on that request.  MiniMed has asked the District Court to stay proceedings in the suit until the PTO decides the reexamination.

We believe that we have meritorious defenses against the above claims and intend to vigorously contest them. Negative outcomes of the litigation matters discussed above are not considered probable or cannot be reasonably estimated. Accordingly, we have recorded no reserves regarding these matters on our financial statements as of January 24, 2003.  We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable or a probable loss cannot be reasonably estimated, a liability is not recorded. If the reasonable estimate of a known or possible loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued.  While it is not possible to predict the outcome of the actions discussed above, we believe that costs associated with them will not have a material adverse impact on our financial position or liquidity, but may be material to the consolidated results of operations of any one period.

In August 1999, more than 12 years after its business operations were abandoned, Stenticor, Inc. (Stenticor) and two of its shareholders filed suit in California state court in Santa Rosa alleging that certain of Stenticor’s trade secrets were misappropriated by AVE and two individuals who were former officers and/or shareholders of Stenticor. The lawsuit alleged that Stenticor owned the modular stent design used in certain stents sold by AVE, and that the individual defendants misappropriated those trade secrets to Endovascular Support Systems, which ultimately transferred them to AVE. Plaintiffs also asserted claims for breach of contract, breach of fiduciary duty, misrepresentation and unfair competition. Defendants asserted a counterclaim for professional negligence, and AVE agreed to indemnify the individual defendants except in certain circumstances. The parties settled some of the claims and agreed to resolve the remaining issues through binding arbitration. The settlement was approved by the court in September 2002.  Accordingly, we recorded the minimum loss associated with this settlement in the second quarter of fiscal year 2003.  Arbitration of the remaining claims was concluded in January 2003, with no additional obligations incurred by Medtronic.

* * *

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

4.6

First Amendment to 364-Day Credit Agreement dated as of August 21, 2002, incorporated by reference herein to Exhibit 4.6 of the Company’s Quarterly Report on Form 10-Q, filed with the Commission on December 6, 2002.

4.7

First Amendment to Five Year Credit Agreement dated as of August 21, 2002, incorporated by reference herein to Exhibit 4.7 of the Company’s Quarterly Report on Form 10-Q, filed with the Commission on December 6, 2002.

	4.8	Second Amendment to 364-Day Credit Agreement dated as of January 23, 2003.
	4.9	Second Amendment to Five Year Credit Agreement dated as of January 23, 2003.
	11.1	Computation of ratio of earnings to fixed charges for the nine months ended January 24, 2003 and for the fiscal years ended April 26, 2002, April 27, 2001, April 30, 2000, 1999, and 1998.

(b)	Reports on Form 8-K
During the quarter ended January 24, 2003, the Company filed a Report on Form 8-K on November 18, 2002 under Items 5 and 7 reporting second quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medtronic, Inc.
(Registrant)

Date: March 7, 2003	/s/ Arthur D. Collins, Jr.
Arthur D. Collins, Jr.
Chairman of the Board and Chief Executive Officer

Date: March 7, 2003	/s/ Robert L. Ryan
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

Date: March 7, 2003	/s/ Arthur D. Collins, Jr.
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

Date: March 7, 2003	/s/ Arthur D. Collins, Jr.
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

Date: March 7, 2003	/s/ Robert L. Ryan
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

Date: March 7, 2003	/s/ Robert L. Ryan
Robert L. Ryan
Senior Vice President and Chief Financial Officer