Form 10-Q
period 2003-07-25
MEDTRONIC INC
filed 2003-09-05
CIK 64670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 25, 2003

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

Yes ☒ No ☐

Shares of common stock, $.10 par value, outstanding on August 22, 2003: 1,216,705,396

PART I—FINANCIAL INFORMATION

Item 1.           Financial Statements

MEDTRONIC, INC.

STATEMENTS OF CONSOLIDATED EARNINGS

(Unaudited)

	Three months ended
	July 25, 2003	July 26, 2002
	(in millions, except per share data)

Net sales	$2,064.2	$1,713.9

Costs and expenses:
Cost of products sold	514.0	414.2
Research and development expense	197.9	179.4
Selling, general, and administrative expense	643.9	536.1
Special charges, net	—	10.5
Other (income)/expense, net	63.6	25.8
Interest (income)/expense, net	1.4	1.5
Total costs and expenses	1,420.8	1,167.5

Earnings before income taxes	643.4	546.4

Provision for income taxes	193.0	163.1

Net earnings	$450.4	$383.3

Earnings per share:

Basic	$0.37	$0.32
Diluted	$0.37	$0.31

Weighted average shares outstanding:

Basic	1,217.6	1,215.2
Diluted	1,229.9	1,224.2

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 25, 2003	Apr. 25, 2003
	(in millions of dollars, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,173.2	$1,470.1
Short-term investments	106.3	22.7
Accounts receivable, less allowances of $102.5 and $99.5, respectively	1,774.7	1,761.4
Inventories	949.8	942.4
Deferred tax assets, net	190.5	194.0
Prepaid expenses and other current assets	173.1	214.9
Total current assets	4,367.6	4,605.5

Property, plant, and equipment	2,935.6	2,872.9
Accumulated depreciation	(1,343.2)	(1,289.9)
Property, plant, and equipment, net	1,592.4	1,583.0

Goodwill	4,191.3	4,183.8
Other intangible assets, net	1,021.2	1,033.0
Long-term investments	1,122.4	594.0
Other assets	332.0	321.5

Total assets	$12,626.9	$12,320.8

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$408.6	$385.3
Accounts payable	269.5	269.4
Accrued compensation	358.1	402.1
Accrued income taxes	475.9	444.4
Other accrued expenses	301.1	312.1
Total current liabilities	1,813.2	1,813.3

Long-term debt	1,979.6	1,980.3
Deferred tax liabilities, net	332.3	304.3
Long-term accrued compensation	104.2	101.9
Other long-term liabilities	220.9	214.6
Total liabilities	4,450.2	4,414.4

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock — par value $1.00	—	—
Common stock — par value $0.10	121.6	121.8
Retained earnings	8,051.5	7,808.4
Accumulated other non-owner changes in equity	10.4	(12.1)
	8,183.5	7,918.1
Receivable from employee stock ownership plan	(6.8)	(11.7)

Total shareholders’ equity	8,176.7	7,906.4

Total liabilities and shareholders’ equity	$12,626.9	$12,320.8

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three months ended
	July 25, 2003	July 26, 2002
	(in millions)
OPERATING ACTIVITIES:
Net earnings	$450.4	$383.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	99.7	97.9
Special charges, net	—	4.0
Deferred income taxes	34.9	(40.9)
Change in operating assets and liabilities:
Accounts receivable	7.6	(6.6)
Inventories	13.1	(53.7)
Accounts payable and accrued liabilities	(33.9)	(115.6)
Changes in other operating assets and liabilities	8.4	63.8

Net cash provided by operating activities	580.2	332.2

INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(71.2)	(91.1)
Purchases of marketable securities	(666.0)	(42.0)
Sales and maturities of marketable securities	60.1	443.0
Other investing activities, net	1.7	(14.8)

Net cash provided by (used in) investing activities	(675.4)	295.1

FINANCING ACTIVITIES:
Increase (decrease) in short-term borrowings, net	21.5	(26.5)
Increase (decrease) in long-term debt, net	(0.8)	(0.8)
Dividends to shareholders	(88.3)	(76.0)
Issuance of common stock	39.1	17.0
Repurchase of common stock	(158.3)	(63.7)

Net cash used in financing activities	(186.8)	(150.0)

Effect of exchange rate changes on cash and cash equivalents	(14.9)	(15.9)
Net change in cash and cash equivalents	(296.9)	461.4

Cash and cash equivalents at beginning of period	1,470.1	410.7

Cash and cash equivalents at end of period	$1,173.2	$872.1

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America (U.S.) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the US. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Medtronic, Inc. and its subsidiaries (Medtronic or the Company) for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 25, 2003.

Note 2 — Stock-Based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  Accordingly, the Company would record compensation expense if the quoted market price on the date of grant exceeds the exercise price.  Compensation expense for stock options is calculated as the number of options granted multiplied by the amount the market price exceeds the exercise price.  For options with a vesting period, the expense is recognized over the vesting period.  Compensation expense is recognized immediately for options that are fully vested on the date of grant.  The Company has not recognized any stock option related employee compensation expense during the three months ended July 25, 2003 or July 26, 2002.

If the Company had elected to recognize compensation expense for its stock-based compensation plans based on the fair values at the grant dates, consistent with the methodology prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” net earnings and earnings per share would have been reported as follows:

	Three months ended
	July 25, 2003	July 26, 2002
Net Earnings
As reported	$450.4	$383.3
Additional compensation cost under the fair value method (1)	$37.7	$36.9
Pro forma	$412.7	$346.4
Basic Earnings Per Share
As reported	$0.37	$0.32
Pro forma	$0.34	$0.29
Diluted Earnings Per Share
As reported	$0.37	$0.31
Pro forma	$0.34	$0.28

(1) Additional compensation cost under the fair value method is net of related tax effects.

For purposes of the pro forma disclosures, the weighted average fair value per stock option granted for the three months ended July 25, 2003 and July 26, 2002, was $48.43 and $44.28, respectively. The fair value was estimated using the Black-Scholes option-pricing model using the following weighted average assumptions:

Three months ended
	July 25, 2003	July 26, 2002
Assumptions

Risk-free interest rate	2.38%	4.37%
Expected dividend yield	0.60%	0.56%
Annual volatility factor	25.8%	27.1%
Expected option term	5 years	5 years

Note 3 — New Accounting Pronouncements

In May 2003, the Emerging Issues Task Force (EITF) released EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  EITF No. 00-21 addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and is effective for revenue arrangements entered into by the Company in the second quarter of fiscal year 2004.  Adoption is not expected to have an impact on the Company’s results of operations, financial position or cash flows.

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  Instruments that fall within the scope of SFAS No. 150 must be classified as a liability.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.  For financial instruments issued prior to June 1, 2003, SFAS No. 150 is effective for the Company in the second quarter of fiscal year 2004.  Adoption is not expected to have an impact on the Company’s results of operations, financial position or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities.  For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003.  SFAS No. 149 is applicable for existing derivative and hedging activities, excluding the forward purchase and sale securities, in the second quarter of fiscal year 2004.  Adoption is not expected to have an impact on the Company’s results of operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.”  FIN 46 addresses the requirements for business enterprises to consolidate related entities, in which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary of these entities as a result of variable economic interests.   FIN 46 is effective at the time of investment for interests obtained in a variable economic entity after January 31, 2003.  Beginning in the second quarter of fiscal year 2004, FIN 46 applies to interests in variable interest entities (VIE’s) acquired prior to February 1, 2003.  Substantially all of the entities in which the Company has a minority investment are considered to be VIE’s; however, FIN 46 is not expected to have a material impact on the Company’s results of operations, financial position or cash flows as the Company’s accounting treatment of these VIE’s in prior periods is consistent with the guidance set forth in FIN 46.

Note 4 — Special, Purchased In-Process Research and Development (IPR&D), and Other Charges

Special charges (such as certain litigation and restructuring), IPR&D, and other charges result from facts and circumstances that vary in frequency and/or impact on continuing operations.

There were no special, IPR&D or other charges during the three months ended July 25, 2003.  During the three months ended July 26, 2002, the Company recorded a $25.0 million charge related to the Vascular facility consolidation initiative.  The Company reorganized the Vascular research and development, clinical, regulatory and manufacturing functions, closed seven facilities in California and one in Florida, and identified 685 positions to be eliminated.  In connection with this initiative, the Company recorded a $10.8 million restructuring charge, an $8.9 million asset write-down, and $5.3 million of other restructuring-related charges.  The $10.8 million restructuring charge consisted of $4.6 million for lease cancellations and $6.2 million for severance costs.  The $8.9 million asset write-down related to assets which were no longer utilized, including accelerated depreciation of assets held and used.  The $5.3 million of other restructuring-related charges related to incremental expenses incurred as a direct result of the Vascular restructuring initiative, primarily retention and productivity bonuses for services rendered by employees prior to July 26, 2002, and equipment and facility moves. All other restructuring-related charges were incurred during the quarter the initiative was announced. The Vascular restructuring initiatives are expected to produce annualized operating savings of approximately $35.0 million to $40.0 million, and annualized tax savings of approximately $8.0 million. Of the 685 positions identified for elimination, 629 have been terminated as of July 25, 2003. This charge was offset by the reversal of reserves no longer considered necessary.  The first reversal of $8.9 million, which included $1.7 million for asset write-downs, related to restructuring initiatives from the fourth quarter of fiscal year 2001 and the first quarter of fiscal year 2002. The outcome of these initiatives was favorable compared to the initial estimates for two reasons.  Several employees who were in positions identified for elimination found other jobs within the Company, and two sales offices that were initially identified for closure ultimately did not close.  The second reversal of $5.6 million related to distributor termination costs accrued in connection with the merger of PercuSurge, Inc. (PercuSurge).  The outcome of the PercuSurge distributor terminations was favorable to the original estimates as a result of anticipated contractual commitments that did not materialize. These reserves were no longer considered necessary, as the initiatives have been completed.

A summary of activity during the three months ended July 25, 2003 related to the previously discussed restructuring initiatives is as follows (in millions):

	Balance at April 25, 2003	Charges Utilized	Balance at July 25, 2003
Facility Reductions	$3.0	$(0.2)	$2.8
Severance	0.9	(0.1)	0.8
Contractual Obligations	—	—	—
Total	$3.9	$(0.3)	$3.6

Reserve balances at July 25, 2003 include amounts necessary to complete the Vascular restructuring initiatives announced during the three months ended July 26, 2002.  The Vascular restructuring initiative is expected to be completed by the end of the second quarter of fiscal year 2004.

Note 5 — Inventories

Inventories consist of the following (in millions):

	July 25, 2003	April 25, 2003
Finished goods	$584.1	$592.3
Work in process	149.5	135.7
Raw materials	216.2	214.4
Total	$949.8	$942.4

Note 6 — Warranty Obligation

The Company offers a warranty on various products.  The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold.  Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.  The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim.  The Company recorded $1.1 million of warranty expense for both three month periods ending July 25, 2003 and July 26, 2002.  The warranty accrual as of July 25, 2003 and April 25, 2003 is $17.1 million and $17.6 million, respectively.

Note 7 — Comprehensive Income and Accumulated Other Non-owner Changes to Equity

In addition to net earnings, comprehensive income includes changes in unrealized gains and losses on available-for-sale marketable securities, unrealized gains and losses on derivative instruments qualifying and designated as cash flow hedges, and foreign currency translation adjustments. During the three months ended July 25, 2003, comprehensive income also included a charge related to a minimum pension liability. Comprehensive income for the three months ended July 25, 2003 and July 26, 2002 was $472.9 million and $419.2 million, respectively.

The balance sheet components of accumulated other non-owner changes in equity are as follows (in millions):

	Unrealized Gain (Loss) on Investments	Cumulative Translation Adjustment	Minimum Pension Liability	Unrealized Gain (Loss) on Derivatives	Accumulated Other Non-Owner Changes in Equity
Balance April 25, 2003	$(1.0)	$47.4	$(4.2)	$(54.3)	$(12.1)
Period Change	(1.6)	32.2	(0.1)	(8.0)	22.5
Balance July 25, 2003	$(2.6)	$79.6	$(4.3)	$(62.3)	$10.4

The tax benefit on the unrealized loss on investments for the three months ended July 25, 2003 was $0.9 million.  Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in non-U.S. subsidiaries.  The tax benefit on the minimum pension liability was not material for the three months ended July 25, 2003.  The tax benefit on the unrealized loss on derivatives was $6.0 million for the three months ended July 25, 2003.

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

	July 25, 2003	July 26, 2002
Basic	1,217.6	1,215.2
Effect of dilutive securities:
Employee stock options	10.6	6.9
Other	1.7	2.1
Diluted	1,229.9	1,224.2

The calculation of weighted average diluted shares outstanding excludes options for approximately 11 million and 29 million common shares for the three months ended July 25, 2003 and July 26, 2002, respectively, as the exercise price of those options was greater than the average market price, resulting in an anti-dilutive effect on diluted earnings per share.

Note 9 — Interest (Income) Expense

Interest income and interest expense for the three month periods ended July 25, 2003 and July 26, 2002 are as follows:

	Three months ended
	July 25, 2003	July 26, 2002
Interest income	$(9.8)	$(12.5)
Interest expense	11.2	14.0
Interest (income)/expense, net	$1.4	$1.5

Note 10 — Segment and Geographic Information

Segment information:

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

	Three months ended
	July 25, 2003	July 26, 2002
Cardiac Rhythm Management	$965.5	$797.6
Spinal, ENT, and SNT	390.6	285.1
Neurological and Diabetes	368.0	305.9
Vascular	193.8	194.0
Cardiac Surgery	146.3	131.3
	$2,064.2	$1,713.9

Geographic information:

Three months ended:

July 25, 2003	United States	Europe	Asia Pacific	Other Foreign	Eliminations	Consolidated
Revenues from external customers	$1,405.0	$420.3	$191.5	$47.4	$—	$2,064.2
Intergeographic sales	265.9	197.6	0.2	—	(463.7)	—
Total sales	$1,670.9	$617.9	$191.7	$47.4	$(463.7)	$2,064.2

Three months ended:

July 26, 2002	United States	Europe	Asia Pacific	Other Foreign	Eliminations	Consolidated
Revenues from external customers	$1,196.1	$314.7	$163.5	$39.6	$—	$1,713.9
Intergeographic sales	198.9	159.5	0.3	2.4	(361.1)	—
Total sales	$1,395.0	$474.2	$163.8	$42.0	$(361.1)	$1,713.9

Note 11 – Subsequent Events

In August 2003, the Company executed an agreement to purchase substantially all of the assets of TransVascular, Inc. (TVI) for $60 million of Medtronic common stock, subject to a purchase price adjustment based on changes in valuation of Medtronic common stock outside an agreed upon range and purchase price increases based on the achievement of certain milestones.  This purchase price excludes the Company's existing $1 million minority investment in TVI, which is accounted for under the cost method.  TVI is a privately-held company that developed the CrossPoint TransAccess Catheter System, a proprietary delivery technology for several current and potential intravascular procedures, such as the potential ability to deliver therapeutic agents, including cells, genes and drugs to precise locations within the vascular system.  This acquisition is expected to close in the second quarter of fiscal year 2004.

In October 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, Inc. (J&J), filed suit in federal court in the District Court of Delaware against Arterial Vascular Engineering, Inc. (AVE), which we acquired in January 1999. The suit alleged that AVE’s modular stents infringe certain patents now owned by Cordis. Boston Scientific Corporation is also a defendant in this suit. In December 2000, a Delaware jury rendered a verdict that the previously marketed MicroStent and GFX® stents infringe valid claims of two patents and awarded damages to Cordis totaling approximately $271.0 million. In March 2002, the District Court entered an order in favor of AVE, deciding as a matter of law that AVE’s MicroStent and GFX stents do not infringe the patents. Cordis appealed, and in August 2003 the Court of Appeals for the Federal Circuit reversed the District Court’s decision and remanded the case to the District Court for further proceedings.  Such further proceedings should include a new claim construction and a new trial as to liability.  The Circuit Court did not affirm the jury’s verdict as to liability or damages.  Consequently, the Company has not recorded an expense related to this matter.  The Company intends to petition the Circuit Court for the Federal Circuit for a rehearing by the full court.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Business

We are a world leading medical technology company, providing lifelong solutions for people with chronic disease. Primary products include medical devices and technology to treat bradycardia, tachyarrhythmia, heart failure, atrial fibrillation, coronary vascular disease, endovascular disease, peripheral vascular disease, heart valve disease, malignant and non-malignant pain, diabetes, urological disorders, gastroenterological ailments, movement disorders, spinal disorders, neurodegenerative disorders, and ear, nose and throat disorders.

Financial Trends

Throughout these financial sections, you will read about transactions or events that materially contribute to or reduce earnings and materially affect financial trends. Among these transactions or events are charges we refer to as special charges (such as certain litigation and restructuring charges), purchased in-process research and development (IPR&D), and other charges. These charges result from facts and circumstances that vary in frequency and/or impact on continuing operations.  See page 17 of this discussion and analysis and Note 4 to the consolidated condensed financial statements for more information regarding these transactions. While understanding these charges is important in understanding and evaluating financial trends, other transactions or events may also have a material impact on financial trends. A complete understanding of the special, IPR&D, and other charges is necessary in order to estimate the likelihood that financial trends will continue.

Accounting Policies and Critical Accounting Estimates

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S.). Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our annual report on Form 10-K for the year ended April 25, 2003.

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the U.S., requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, property, plant and equipment, minority investments, legal proceedings, IPR&D, warranty obligations, product liability, pension and postretirement obligations, sales returns and discounts, income taxes, and restructuring activities are updated as appropriate, which in most cases is at least quarterly. We base our estimates on various information, including historical experience, actuarial valuations, or other assumptions that are believed to be reasonable under the circumstances. This information forms the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ materially from these estimates.

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

Minority Investments — We make long-term, strategic investments in companies that are in varied stages of development. We account for these investments under the cost or the equity method of accounting, as appropriate. Publicly traded investments accounted for under the cost method are adjusted to fair value at the end of each quarter based on their quoted market price.  The valuation of investments accounted for under the cost method that do not have quoted market prices is based on all available financial information related to the investee, including valuations based on recent third party equity investments in the investee.  Required adjustments to the carrying value of these investments are recorded in shareholders’ equity as accumulated other non-owner changes in equity unless an unrealized loss is considered other than temporary.  If an unrealized loss is considered other than temporary, the loss will be recognized in the statement of consolidated earnings in the period the determination is made.  Investments accounted for under the equity method are recorded at the amount of our investment and adjusted each period for our share of the investee’s income or loss and dividends paid.  Investments accounted for under both the cost and equity method are reviewed quarterly for changes in circumstance or the occurrence of events that suggest our investment is not recoverable. As of July 25, 2003 and April 25, 2003, we had $256.3 million and $236.8 million, respectively, of minority investments.  Of these investments, $232.1 million and $212.5 million, respectively, represent investments in companies that do not have quoted market prices.  Minority investments are classified as long-term investments on the consolidated balance sheet.

Valuation of IPR&D, Goodwill, and Other Intangible Assets —When we acquire another company, the purchase price is allocated, as applicable, between IPR&D, other identifiable intangible assets, tangible assets, and goodwill as required by generally accepted accounting principles in the U.S. IPR&D is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D and other intangible assets requires us to make significant estimates. The amount of the purchase price allocated to IPR&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For IPR&D, these methodologies include consideration of the risk of the project not achieving commercial feasibility.

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of the acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows.  Goodwill was $4.2 billion as of both July 25, 2003 and April 25, 2003.

Other intangible assets consist primarily of purchased technology, patents, and trademarks and are amortized using the straight-line method over their estimated useful lives, ranging from 3 to 20 years. We review these intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value is not recoverable.  Other intangible assets, net of accumulated amortization, is $1.0 billion as of both July 25, 2003 and April 25, 2003.

Tax Strategies — We operate in multiple tax jurisdictions both in the U.S. and outside the U.S.  Accordingly, we must determine the appropriate allocation of income to each of these jurisdictions. This determination requires us to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve and may result in income tax adjustments if changes to our allocation are required between jurisdictions with different tax rates.  Tax authorities periodically review tax returns and propose adjustments to our tax filings.  In August 2003, the U.S. Internal Revenue Service (IRS) proposed adjustments to certain previously filed returns.  The positions taken by the IRS with respect to these proposed adjustments could have a material unfavorable impact on our effective tax rate in future periods.  As we believe we have meritorious defenses of our tax filings, we will vigorously defend these filings.  Our initial defense will be through negotiations with the IRS.  If these negotiations prove unsuccessful, we will continue our defense at the IRS appellate level and/or through litigation in the courts.  We believe we have provided for all probable liabilities resulting from tax assessments by taxing authorities.

Our current tax strategies have resulted in an effective tax rate below the U.S. statutory rate of 35%.  An increase in our effective tax rate of 1% would result in an additional income tax provision during the three months ended July 25, 2003 of $6.4 million.

Overview of Operating Results

Consolidated net sales for the three months ended July 25, 2003 were $2.064 billion, an increase of 20.4%, or $350 million, over the $1.714 billion of the same period in the prior year.  Foreign exchange translation had a favorable impact on net sales of $76 million.  The increase in net sales was primarily driven by growth in our Cardiac Rhythm Management (CRM), Spinal, Ear, Nose, and Throat (ENT) and Surgical Navigation Technology (SNT), and Neurological and Diabetes operating segments.  CRM net sales for the three months ended July 25, 2003 increased by 21%, or $168 million, over the prior year.  The increase in CRM net sales was driven by strong demand for our Marquis® DR implantable cardioveter defibrillator, our

InSync Marquis™, a cardiac resynchronization device with defibrillation backup, our Kappa® 900 pacemaker, and our InSync® family of low-power heart failure devices.  Spinal, ENT and SNT net sales for the three months ended July 25, 2003 increased by 37%, or $106 million, over the prior year.  The increase in Spinal, ENT and SNT net sales was driven by continued strong acceptance of the INFUSE® Bone Graft for spinal fusion, which is used in conjunction with the LT-CAGE®, a lumbar tapered spinal fusion device, and our rapidly growing line of minimal access spinal technology products.  Neurological and Diabetes net sales for the three months ended July 25, 2003 increased by 20%, or $62 million, over the prior year.  The increase in Neurological and Diabetes net sales primarily related to continued acceptance for our Neurostim therapies for both pain and movement disorders, our InterStim® Therapy for Urinary Control, and the Bravo pH Monitoring System™ for the diagnosis of acid reflux.

The primary exchange rate movements that impact our consolidated net sales growth are the U.S. dollar as compared to the Euro and the Japanese Yen. The impact of foreign currency fluctuations on net sales is not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities (see “Quantitative and Qualitative Disclosures About Market Risk” following this discussion and analysis under “Item 3”).  In fact, in the three months ended July 25, 2003, net earnings were negatively impacted by foreign currency fluctuations when compared to the prior year.

Acquisitions

In August 2003, we executed an agreement to purchase substantially all of the assets of TransVascular, Inc. (TVI) for $60 million of Medtronic common stock, subject to a purchase price adjustment based on changes in valuation of Medtronic common stock outside an agreed upon range and purchase price increases based on the achievement of certain milestones.  This purchase price excludes our existing $1 million minority investment in TVI, which is accounted for under the cost method.  TVI is a privately-held company that developed the CrossPoint TransAccess Catheter System, a proprietary delivery technology for several current and potential intravascular procedures, such as the potential ability to deliver therapeutic agents, including cells, genes and drugs to precise locations within the vascular system.  This acquisition is expected to close in the second quarter of fiscal year 2004.

Earnings and Earnings Per Share (dollars in millions, except per share data):

	Quarter Ended
	July 25,	July 26,	Increase/(Decrease)
	2003	2002	Dollar	Percent
Net earnings, as reported	$450.4	$383.3	$67.1	17.5%
Special, IPR&D, and other charges, after-tax	$0.0	$6.6	N/A	N/A
Diluted earnings per share, as reported	$0.37	$0.31	$0.06	19.4%
Special, IPR&D, and other charges, net, per diluted share	$0.00	$0.01	N/A	N/A

The special, IPR&D, and other charges in the three months ended July 26, 2002 consisted of $16.1 million, after-tax, related to our facility consolidation initiatives in Vascular operations, offset by $9.5 million, after-tax, of reversals relating to previously recognized charges.  See Note 4 to the consolidated condensed financial statements for more detail regarding special, IPR&D, and other charges.

Net Sales

The charts below show net sales by operating segment for the three months ended July 25, 2003 and July 26, 2002:

Cardiac Rhythm Management

CRM products consist primarily of pacemakers, implantable and external defibrillators, leads and ablation products.  CRM net sales for the three months ended July 25, 2003 grew by 21%, or $168 million, from the same period of the prior year to $966 million.  Foreign currency translation had a favorable impact on net sales of approximately $39 million when compared to the prior year.  The strong growth in net sales was led by a 38% increase in sales of defibrillation systems and a 10% growth in pacing systems.  Defibrillation net sales growth resulted from continued strong demand for the Marquis DR implantable cardioverter defribrillator (ICD) and the InSync Marquis, a cardiac resynchornization device with defibrillation backup.  Growth in net sales of pacing systems reflects strong sales of our Kappa 900 pacemaker and our InSync family of low-power heart failure devices, the only low-power heart failure devices available in the U.S.  Demand for both our defibrillation and pacing systems benefited from market expansions.  Also contributing to the increase in CRM net sales was the increase in demand for our LIFEPAK® line of external defribrillators.

Looking ahead, we expect to benefit from the following:

•                  InSync II Marquis, a patient-tailored cardiac resynchronization therapy with defibrillation backup, was approved by the FDA in August 2003.

•                  Vitatron® C-series, the world’s first digital pacemaker.  We expect to receive U.S. approval late in calendar year 2003.

•                  EnPulse™, the world’s first fully automatic pacemaker for setting pacing outputs and sensing thresholds in both the upper and lower chambers of the heart.  We expect FDA approval for the EnPulse pacemaker in fiscal year 2004.

•                  MADIT II, a large medical study that significantly increases the number of people proven to be at high risk of sudden cardiac arrest who could benefit from ICDs.  An expanded indication, based on the results of the study, was approved by the FDA and endorsed by the American College of Cardiology and other international medical organizations.

•                  SCD-HeFT, the largest ICD trial to date, is assessing the benefit of ICDs in a broad group of patients at risk of sudden cardiac arrest.  Results of this Medtronic-National Institute of Health co-sponsored trial are expected near the end of fiscal year 2004.

Spinal, ENT, and SNT

Spinal, ENT, and SNT products include thoracolumbar, cervical and interbody spinal devices, surgical navigation tools, and surgical products used by ENT physicians.  Spinal, ENT and SNT net sales for the three months ended July 25, 2003 increased by 37%, or $106 million, from the prior year to $391 million.  Foreign currency translation had a favorable impact of approximately $7 million on net sales as compared to the prior year.  The increase in net sales reflects continued strong acceptance of the INFUSE Bone Graft for spinal fusion, which is used in conjunction with the LT-CAGE, a lumbar tapered spinal fusion device, and our rapidly growing product line of minimal access spinal technology (MAST).  SNT and ENT net sales for the three months ended July 25, 2003 increased by approximately 12% and 7%, respectively, from the prior year.

Looking forward, we expect to benefit from the following:

•                  Continued acceptance of our broad base of MAST products and our INFUSE Bone Graft for spinal fusion.

•                  Acceptance of the METRx™ X-TUBE Retraction System, and its integrated light source, the Radiance X Illumination System, which provides more extensive access to the spinal surgical area, while still minimizing the size of the incision.  The METRx X-TUBE Retraction System is the latest addition to the growing line of MAST products and was commercially launched in June of this year.

•                  Planned introduction of X10 CROSSLINK™ Plate and the EQUATION™ Fixation and small rod system in the second quarter of fiscal year 2003.  The X10 CROSSLINK Plate is a state of the art spinal implant designed to allow for ease and speed of insertion, including added flexibility of placing the plate where it is needed rather than where there is room.  The EQUATION Fixation System is a small diameter rod system designed to allow for more flexibility through the use of less stiff spinal instrumentation and enables surgeons to perform traditional spinal fusions while facilitating construct assembly and increasing graft loading.  Both products continue to support the MAST initiative and are used to combat spinal disorders.

Neurological and Diabetes

Neurological and Diabetes products consist primarily of implantable neurostimulation devices, implantable drug administration systems, neurosurgery products, urology products, gastroenterology products, and medical systems for the treatment of diabetes. Neurological and Diabetes net sales for the three months ended July 25, 2003 increased by 20%, or $62 million, from the same period of the prior year to $368 million.  Foreign currency had a favorable impact on net sales of approximately $11 million when compared to the prior year.  The increase in Neurological and Diabetes net sales was driven by continued acceptance of our Neurostim therapies for both pain management and movement disorders, including Activa® Parkinson’s Control Therapy, our InterStim Therapy for Urinary Control and the Bravo pH Monitoring System for the diagnosis of acid reflux.

Looking ahead, the Neurological and Diabetes operating segment expects to benefit from the following:

•                  The Synchromed® II implantable infusion pump, which features a larger drug reservoir and is 30% smaller than the current system.  We expect to launch Synchromed II pump later in calendar year 2003.

•                  The Paradigm® 512 pump, an improved version of our Paradigm 511 external insulin pump.  The Paradigm 512 pump was launched in late July 2003.  The Paradigm 512 pump automatically receives a glucose value via remote communication with a co-branded BD glucose monitor and estimates insulin dosage using the pump’s bolus calculator.  We expect to launch both monitors later in calendar year 2003.  The BD glucose monitor is owned and controlled by Becton, Dickinson and Company.

•                  CGMS® System Gold monitor, an improved version of our continuous glucose monitor intended for physician use, and the Guardian™ monitor, a continuous glucose monitor targeted at consumers.

Vascular

Vascular products consist of coronary stents, balloon and guiding catheters, endovascular stent grafts, distal protection devices and peripheral vascular products.  Vascular net sales for the three months ended July 25, 2003 were materially consistent with the same period of the prior year, at $194 million.  Foreign currency translation had a favorable impact of approximately $12 million when compared to the prior year.  Vascular sales during the quarter benefited from strong acceptance of the Driver™ and Micro-Driver™ coronary stents in Europe and continued demand for our line of balloons, guides, and guidewires.  The increase in net sales from these products was more than offset by the expected decline in U.S. coronary stent sales as a result of the introduction by Johnson & Johnson, Inc. of its drug coated stent.

Looking ahead, we expect to benefit from the following:

•                  Our strategic alliance with Abbott Laboratories, which should accelerate our entry into the drug-eluting stent market.  Clinical trials using Abbott’s proprietary immunosuppression drug ABT-578 (a rapamycin analogue) with Medtronic stents began outside the U.S. in January 2003 and our European pivotal trial began in July 2003.

•                  The Driver, a cobalt-based alloy coronary stent, allows for the engineering of thinner struts, is expected to be released in the U.S. in late calendar year 2003.

•                  The Racer, the first cobalt based alloy stent approved for biliary use, is expected to be released late in calendar year 2003.

Cardiac Surgery

Cardiac Surgery products include perfusion systems, heart valves, minimally invasive cardiac surgery products and surgical accessories.  Cardiac Surgery net sales for the three months ended July 25, 2003 increased by 11%, or $15 million, from the prior year to $146 million.  Foreign currency had a favorable impact on net sales of approximately $7 million when compared to the prior year.  This increase was driven by a 15% worldwide increase in net sales from heart valves and a 14% worldwide increase in net sales from Cardiac Surgery Technologies (CST).  The increase in net sales from heart valves reflects continued strong acceptance in the U.S. of our tissue valve line, which includes our latest generation tissue valve, the Mosaic® valve.  The increase in net sales from CST reflects continued strong demand for our Cardioblate™ Ablation System, a radio frequency ablation device that surgeons use to create spot or linear lesions in cardiac or soft tissue, blocking errant signals that can cause atrial fibrillation.  Also contributing to the increase in net sales is a resurgence in demand for our perfusion systems.  Despite a shrinking market, net sales of perfusion systems during the three months ended July 25, 2003 increased by 8% over the prior year.

Looking ahead, we expect to benefit from the continued shift in market demand from mechanical valves to tissue valves as well as an increase in the number of beating heart procedures and the reintroduction of our porcine tissue valves in Japan.

Costs and Expenses

The following is a summary of major costs and expenses as a percent of net sales:

	Three Months Ended
	July 25, 2003	July 26, 2002
Cost of products sold	24.9%	24.2%
Research & development	9.6	10.5
Selling, general & administrative	31.2	31.3
Special charges	—	0.6
Other (income)/expense, net	3.1	1.5
Interest (income)/expense, net	0.1	0.1

Cost of Products Sold

Cost of products sold as a percentage of net sales increased by 0.7 percentage points for the three months ended July 25, 2003 from the same period of the prior year, to 24.9%.  The increase in cost of goods sold as a percentage of net sales was primarily driven by the unfavorable impact of the weakening U.S. dollar and lower margins from INFUSE Bone Graft and tissue products in our Spinal business, partially offset by an overall shift in product mix towards products with higher margins.

Research and Development

We are committed to developing technological enhancements and new indications for existing products, and less invasive and new technologies to address unmet medical needs.  Furthermore, we expect our development activities to help reduce patient care costs and the length of hospital stays.  Consistent with prior periods, we have continued to invest heavily in the future by spending aggressively on research and development efforts, with research and development spending representing 9.6% of net sales, or $198 million, in the three months ended July 25, 2003.  We expect spending in future periods to continue to be approximately 10% of net sales.

Selling, General & Administrative

Selling, general and administrative expense as a percentage of net sales decreased for the three months ended July 25, 2003 by 0.1 percentage points from the same period of the prior year, to 31.2%.  This decrease primarily relates to our continued focus on cost control measures.  We continue to control costs through the identification of efficiencies in conjunction with the integration of acquisitions and the implementation of cost control measures in our existing businesses.

Special, IPR&D, and Other Charges

Special, IPR&D, and other charges taken during the first quarter of the prior year were as follows:

	Three Months Ended
(in millions)	July 25, 2003	July 26, 2002
Special charges:
Litigation	$—	$—
Asset write-downs	—	8.9
Restructuring and other related charges	—	16.1
Changes in estimates	—	(14.5)
Total special charges	—	10.5
Less tax impact	—	(3.9)
Total special charges, after tax	$—	$6.6

During the three months ended July 26, 2002, special charges of $25.0 million were incurred related to facility consolidation initiatives in our Vascular operating segment, partially offset by the reversal of unused portions of previously recognized charges for other restructuring initiatives.  The Vascular initiatives included the reorganization of our Vascular research and development, clinical, regulatory, and manufacturing functions, closure of seven facilities in California and one in Florida, and the elimination of 685 positions.  These initiatives resulted in a restructuring charge of $10.8 million, an $8.9 million asset write-down, and $5.3 million of other restructuring related charges.  The $10.8 million restructuring charge consisted of $4.6 million for lease cancellations and $6.2 million for severance costs.  The $8.9 million asset write-down related to assets that were no longer utilized, including accelerated depreciation of assets held and used.  The $5.3 million of other restructuring related charges related to incremental expenses we incurred as a direct result of the Vascular restructuring initiative, primarily retention and productivity bonuses for services rendered by the employees prior to July 26, 2002, and equipment and facility moves.  These other restructuring-related charges were incurred during the quarter the initiative was announced.  The Vascular restructuring initiatives are expected to result in an annualized operating savings of approximately $35.0 to 40.0 million, and an annualized tax savings of approximately $8.0 million.  Of the 685 employees identified for termination, 629 have been terminated as of July 25, 2003. This charge was partially offset by the reversal of reserves no longer considered necessary.  The first reversal of $8.9 million, which included $1.7 million for asset write-downs, related to our restructuring initiatives from the fourth quarter of fiscal year 2001 and the first quarter of fiscal year 2002.  The outcome of these initiatives was favorable compared to our initial estimates for two reasons.  First, several employees who were in positions identified for elimination found other jobs within Medtronic, and second, two sales offices that were initially identified for closure ultimately did not close.  The second reversal of $5.6 million related to distributor termination costs accrued in connection with the merger of PercuSurge, Inc. (PercuSurge).  The outcome of the PercuSurge distributor terminations was favorable to our original estimates as a result of anticipated contractual commitments that did not materialize.  These reserves were no longer considered necessary as the initiatives have been completed.

Other Income/Expense, net

Other income/expense, net includes intellectual property amortization expense, royalty income and expense, realized minority investment gains and losses, and realized foreign currency transaction gains and losses.  Other expense, net for the three months ended July 25, 2003 increased by $37.8 million from the same period of the prior year, to $63.6 million.  The majority of this increase relates to foreign currency hedging losses realized in the current year versus small gains realized in the prior year.

Interest Income/Expense, net

For the three months ended July 25, 2003, net interest expense was $1.4 million, a $0.1 million decrease from the $1.5 million of net interest expense generated during the three months ended July 26, 2002.  This net decrease reflects a total decrease in interest expense of $2.8 million, offset by a $2.7 million decrease in interest income.  The decrease in interest expense relates to interest expense incurred in the three months ended July 26, 2002 related to an unfavorable litigation award and interest expense associated with additional issuances of commercial paper.  The decrease in interest income primarily reflects lower average interest rates.

Income Taxes

(dollars in millions)	Quarter Ended		Percentage Point Increase/ (Decrease)
	July 25, 2003	July 26, 2002
Provision for income taxes	$193.0	$163.1	N/A
Effective tax rate	30.0%	29.8%	0.2%
Impact of special, IPR&D, and other charges	0.0%	0.2%	(0.2)%

Our effective tax rate for the three months ended July 25, 2003 increased by 0.2 percentage points from the same period of the prior year as a result of the tax impact on restructuring charges in the prior year.

Liquidity and Capital Resources

(dollars in millions)	July 25, 2003	April 25, 2003
Working capital	$2,554.4	$2,792.2
Current ratio*	2.4 : 1.0	2.5 : 1.0
Cash, cash equivalents, and short-term investments	$1,279.5	$1,492.8
Short-term borrowings and long-term debt	$2,388.2	$2,365.6
Net cash position**	$(1,108.7)	$(872.8)
Long-term investments	$1,122.4	$594.0

* — Current ratio is the ratio of current assets to current liabilities.

** — Net cash position is the sum of cash, cash equivalents, and short-term investments less short-term borrowings and long-term debt.

The decrease in our working capital, current ratio, and net cash position since April 25, 2003, primarily relate to a decision to invest a greater percentage of our available financial resources in long-term marketable securities in order to take advantage of higher interest yields.

We believe our existing cash, investments, and unused lines of credit of $1,435.8 million, if needed, will satisfy our foreseeable working capital requirements for at least the next twelve months.

We have entered into agreements to sell, at our discretion, specific pools of trade receivables without recourse in Japan and Spain.  At July 25, 2003 and April 25, 2003, we had sold approximately $58.8 million and $82.7 million, respectively, of our trade receivables to financial institutions.  The discount cost related to the sale was immaterial and was recorded as interest expense in the accompanying statements of consolidated earnings.

Debt and Capital

Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percent of total interest-bearing debt and equity was 23.0% as of both July 25, 2003 and April 25, 2003.  We have existing lines of credit with various banks, which include our syndicated credit facilities, totaling $1,840.0 million, of which approximately $1,435.8 million is available at July 25, 2003.

On September 17, 2001, we completed a $2,012.5 million private placement of 1.25% contingent convertible debentures due September 15, 2021. Each debenture is convertible into our common stock at an initial conversion price of $61.81 per share.  The conversion price of the debentures will be adjusted based on the occurrence of specified events, including a stock split, stock dividends, or cash dividends exceeding 15% of our market capitalization.  The net proceeds from this offering were used to repay a substantial portion of the outstanding bridge financing obtained in connection with the acquisitions of MiniMed and MRG.

In September 2002, as a result of certain holders of the debentures exercising their put options, we repurchased $38.7 million of the debentures for cash.  We may be required to repurchase the remaining securities at the option of the holders in

September 2004, 2006, 2008, 2011, or 2016.  Accordingly, twelve months prior to the put options becoming exercisable, the remaining balance of the contingent convertible debentures will be reclassified to short-term borrowings.  At each balance sheet date without a put option within the next four quarters, the remaining balance will be classified as long-term debt.  For put options exercised by the holders, the purchase price is equal to the principal amount of the debentures plus any accrued and unpaid interest on the debentures to the repurchase date.  If the repurchase option is exercised, we may elect to repurchase the debentures with cash, our common stock, or some combination there of.  We may elect to redeem the debentures for cash at any time after September 2006.

We maintain a $1,500.0 million commercial paper program. This program allows us to issue debt securities with maturities up to 364 days from the date of issuance. At July 25, 2003, outstanding commercial paper totaled $250.0 million. The weighted average annual original maturity of the commercial paper outstanding was approximately 10 days and the weighted average annual interest rate was 1.13% for the quarter ended July 25, 2003.

In connection with the issuance of the contingent convertible debentures and commercial paper, Standard and Poor’s Rating Group and Moody’s Investors Service issued us strong long-term debt ratings of AA– and A1, respectively, and strong short-term debt ratings of A-1+ and P-1, respectively. These ratings rank us in the top 10% of all U.S. companies rated by these agencies.

In conjunction with the commercial paper program, we signed two syndicated credit facilities totaling $1,250.0 million with various banks on January 24, 2002. The two credit facilities originally consisted of a 364-day $750.0 million facility and a five-year $500.0 million facility.  In January 2003, we renewed $500.0 million of the 364-day facility and increased the five-year facility, which will expire on January 24, 2007, to $750.0 million.  The 364-day facility was also amended to provide us with the option to extend the maturity date on any outstanding loans under this facility by up to one year beyond the termination date of the facility. The credit facilities provide backup funding for the commercial paper program and may also be used for general corporate purposes.

Interest rates on these borrowings are determined by a pricing matrix based on our long-term debt ratings assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. Facility fees are payable on the credit facilities and determined in the same manner as the interest rates. Under terms of the agreements, our consolidated tangible net worth must at all times be greater than or equal to $1,040.4 million, increased by an amount equal to 100% of the net cash proceeds from any equity offering occurring after January 24, 2002. Our consolidated tangible net worth, defined as consolidated assets less goodwill, intangible assets (other than patents, trademarks, licenses, copyrights and other intellectual property, and prepaid assets), and consolidated liabilities, at July 25, 2003 was approximately $3,843.1 million. The agreements also contain other customary covenants and events of default, all of which we remain in compliance with as of July 25, 2003.

Operations Outside of the United States

The following charts illustrate U.S. net sales versus net sales outside the U.S. for the three-month periods ended July 25, 2003 and July 26, 2002:

Net Sales Three Months Ended (in millions)

From the three month period ended July 26, 2002 to the three month period ended July 25, 2003, consolidated net sales outside the U.S. grew faster than U.S. consolidated net sales primarily as a result of the favorable impact of currency translation, an increase in coronary stent sales outside the U.S., and the expected decline in U.S. coronary stent sales after the release by J&J of their drug coated stent.  The increase in coronary stent sales outside the U.S. relates to strong demand for the Driver and the recently launched MicroDriver coronary stents.

Net sales outside the U.S. are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. Outstanding receivables from customers outside the U.S. totaled $803.6 million at July 25, 2003, or 42.8%, of total outstanding accounts receivable, and $760.6 million at April 25, 2003, or 40.9%, of total outstanding accounts receivable. The increase in the percentage of accounts receivable from customers outside the U.S. is primarily driven by the impact of changes in foreign currency exchange rates.  Operations outside the U.S. could be negatively impacted by changes in political, labor or economic conditions, changes in regulatory requirements or potentially adverse foreign tax consequences, among other factors.

Additionally, markets outside the U.S. are commonly funded by government-sponsored health care systems.  These governments frequently impose reimbursement limits to control government spending and to ensure local health care consumers can obtain medical products and services at a low cost.  Decisions made by these government agencies to further limit or eliminate reimbursement for our products could have a material adverse affect on net earnings.

Cautionary Factors That May Affect Future Results

Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, and sales efforts. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed in the sections entitled “Government Regulation and Other Considerations” and “Cautionary Factors That May Affect Future Results” in our Annual Report on Form 10-K for the year ended April 25, 2003.  Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Due to the global nature of our operations, we are subject to the exposures that arise from foreign exchange rate fluctuations. We manage these exposures using operational and economic hedges as well as derivative financial instruments. The primary currencies hedged are the Euro and the Japanese Yen.

Our objective in managing exposure to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with foreign exchange rate changes. We enter into various contracts, principally forward contracts that change in value as foreign exchange rates change, to protect the value of existing foreign currency assets, liabilities, net investments, and probable commitments. The gains and losses on these contracts offset changes in the value of the related exposures. It is our policy to enter into foreign currency hedging transactions only to the extent true exposures exist; we do not enter into foreign currency transactions for speculative purposes. Our risk management activities for the three months ended July 25, 2003 were successful in minimizing the net earnings and cash flow impact of currency fluctuations despite volatile market conditions.

We had forward exchange derivative contracts outstanding in notional amounts of $2.732 billion and $2.469 billion at July 25, 2003 and April 25, 2003, respectively.  The fair value of these contracts at July 25, 2003 was $97.6 million less than the original contract value. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at July 25, 2003 indicates that, if the U.S. dollar uniformly weakened by 10% against all currencies, the fair value of these contracts would decrease by $233.5 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all major currencies, the fair value of these contracts would increase by $207.7 million. Any gains and losses on the fair value of derivative contracts would be largely offset by losses and gains on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

We are also exposed to interest rate changes affecting principally our investments in interest rate sensitive instruments. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10% change in short-term interest rates compared to interest rates at July 25, 2003 indicates that the fair value of these instruments would change by $2.4 million.

Item 4. Controls and Procedures

(a) As of July 25, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic Securities and Exchange Commission filings.

(b) During the fiscal quarter ended July 25, 2003, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On October 6, 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, Inc. (J&J), filed suit in federal court in the District Court of Delaware against Arterial Vascular Engineering, Inc. (AVE), which we acquired in January 1999. The suit alleged that AVE’s modular stents infringe certain patents now owned by Cordis. Boston Scientific Corporation is also a defendant in this suit. On December 22, 2000, a Delaware jury rendered a verdict that the previously marketed MicroStent and GFX stents infringe valid claims of two patents and awarded damages to Cordis totaling approximately $271.0 million. On March 28, 2002, the District Court entered an order in favor of AVE, deciding as a matter of law that AVE’s MicroStent and GFX stents do not infringe the patents. Cordis appealed, and on August 12, 2003 the Court of Appeals for the Federal Circuit reversed the District Court’s decision and remanded the case to the District Court for further proceedings.  Such further proceedings should include a new claim construction and a new trial as to liability.  The Circuit Court did not affirm the jury’s verdict as to liability or damages.  Consequently, the Company has not recorded an expense related to this matter.  The Company intends to petition the Circuit Court for the Federal Circuit for a rehearing by the full court.

On December 24, 1997, Advanced Cardiovascular Systems, Inc. (ACS), a subsidiary of Guidant Corporation (Guidant), sued AVE in federal court in the Northern District of California alleging that AVE’s modular stents infringe certain patents held by ACS, and is seeking injunctive relief and monetary damages. AVE denied infringement and in February 1998, AVE sued ACS in federal court in the District Court of Delaware alleging infringement of certain of its stent patents, for which AVE is seeking injunctive relief and monetary damages. The cases have been consolidated in Delaware and are in the discovery stage.

On June 15, 2000, we filed suit in U.S. District Court in Minnesota against Guidant seeking a declaration that the Jewel® AF device does not infringe certain patents held by Guidant and/or that such patents were invalid. Thereafter, Guidant filed a counterclaim alleging that the Jewel AF and the Gem III® AT™ devices infringe certain patents relating to atrial fibrillation. The case is in the discovery stage.

On September 12, 2000, Cordis filed an additional suit against AVE in the District Court of Delaware alleging that AVE’s S670, S660 and S540 stents infringe the patents asserted in the October 1997 Cordis case above. The Court has stayed proceedings in this suit until the appeals have been decided in the 1997 case above.

On January 26, 2001, DePuy/AcroMed, Inc. (DePuy/AcroMed), a subsidiary of J&J, filed suit in U.S. District Court in Massachusetts alleging that Medtronic Sofamor Danek, Inc. (MSD) was infringing a patent relating to a design for a thoracolumbar multiaxial screw (MAS). In March 2002, DePuy/AcroMed supplemented its allegations, and now claims that MSD’s M10, M8 and Vertex® screws infringe the patent. On April 17, 2003, the District Court ruled that the M10 and M8 multiaxial screws do not infringe. There will be further proceedings with respect to the Vertex screws and the previously sold MAS.

On May 9, 2001, MSD filed a lawsuit against Dr. Gary Karlin Michelson and Karlin Technology, Inc. (together, KTI) in the U.S. District Court for the Western District of Tennessee. The suit seeks damages and injunctive relief against KTI for breach of purchase and license agreements relating to intellectual property in the field of threaded and non-threaded spinal interbody implants and cervical plates, fraud, breach of non-competition obligations and other claims. In October 2001, KTI filed several counterclaims against MSD as well as a third party complaint against Sofamor Danek Holdings, Inc., a related entity, seeking damages and injunctive relief based on several claims, including breach of contract, infringement of several patents, fraud and unfair competition. The case is in discovery, the court has under consideration certain motions for partial summary judgment, and trial is scheduled for January 2004.

On June 6, 2001, MiniMed and its directors were named in a putative class action lawsuit filed in the Superior Court of the State of California for the County of Los Angeles. The plaintiffs purport to represent a class of stockholders of MiniMed asserting claims in connection with our acquisition of MiniMed, alleging violation of fiduciary duties owed by MiniMed and its directors to the MiniMed stockholders. Among other things, the complaint sought preliminary and permanent injunctive relief to prevent completion of the acquisition. In August 2001, the Court denied the plaintiffs’ request for injunctive relief to prevent completion of the acquisition. Plaintiffs have amended their complaint and the court has granted plaintiffs’ motion seeking certification of a class action. The class is defined as holders of record of MiniMed common stock on July 16, 2001, excluding any such shareholders who were also shareholders of a related company, MRG, on that date. The court has under consideration defendants’ motion for summary judgment.

On October 31, 2002, the Department of Justice filed a notice that the U.S. was declining to intervene in an action against Medtronic filed under seal in 1998 by two private attorneys (Relators), under the qui tam provisions of the federal False Claims Act. Relators alleged that Medtronic defrauded the FDA in obtaining pre-market approval to manufacture and sell Models 4004, 4004M, 4504 and 4504M pacemaker leads in the late 1980s and early 1990s. Relators further alleged that Medtronic did not provide information about testing of the pacemaker leads to the FDA in the years after the agency’s approval of the leads. Pursuant to the requirements of the False Claims Act, the case remained under seal while the U.S. Department of Justice determined whether to intervene in the action and directly pursue the claims on behalf of the U.S. On June 6, 2003, Medtronic’s motion to dismiss the action on several grounds was denied by the U.S. District Court, Southern District of Ohio. A petition for permission to appeal is pending.  A trial date of January 2004 is set pending the appellate court decision.

On May 2, 2003, Cross Medical Products, Inc. (Cross) sued MSD in the United States District Court for the Central District of California. The suit alleges that our CD Horizon®, Vertex and Crosslink® products infringe certain patents owned by Cross. No case schedule has been set for this matter.

On August 19, 2003, Edwards Lifesciences LLC and Endogad Research PTY Limited sued Medtronic, Medtronic AVE, Cook Incorporated and W.L. Gore & Associates, Inc. in the United States District Court for the Northern District of California.  The suit alleges that a patent owned by Endogad and licensed to Edwards is infringed by our AneuRx® Stent Graft and/or Talent Endoluminal Stent-Graft System, and by products of Cook and Grove.  No case schedule has been set for this matter.

On September 4, 2003, the Company was informed by the Department of Justice that the government is investigating allegations that certain payments and other services provided to physicians by MSD constituted improper inducements under the federal Anti-Kickback Statute.  The allegations were made as part of a civil qui tam complaint brought pursuant to the federal False Claims Act.  The case remains under seal in the United States District Court for the Western District of Tennessee.  The Company intends to cooperate fully with the investigation.

We believe that we have meritorious defenses against the above claims and intend to vigorously contest them. Negative outcomes of the litigation matters discussed above are not considered probable or cannot be reasonably estimated. Accordingly, we have not recorded reserves regarding these matters in our financial statements as of July 25, 2003. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable or a probable loss cannot be reasonably estimated, a liability is not recorded. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. While it is not possible to predict the outcome of the actions discussed above, we believe that costs associated with them will not have a material adverse impact on our consolidated financial position or cash flows, but may be material to the consolidated results of operations of any one period.

Item 4. Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the period covered by this report.

At the Company's 2003 Annual Meeting of Shareholders held on August 28, 2003, the shareholders approved the following:

(a)	A proposal to elect three Class II Directors of the Company to serve for three-year terms ending in 2006, as follows:

Director	Votes For	Votes Against
Richard H. Anderson	952,284,838	54,869,098
Michael R. Bonsignore	927,513,140	79,640,796
Gordon M. Sprenger	666,850,841	340,303,095

(b)

A proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors. The proposal received 930,919,080 votes for and 64,778,720 against, with the holders of 11,450,238 shares abstaining.

(c)	A proposal to approve the Company's 2003 Long-Term Incentive Plan. The proposal received 914,219,231 votes for and 77,603,644 votes against, with the holders of 15,305,015 shares abstaining.

(d)	A proposal to approve the Company's Executive Incentive Plan. The proposal received 941,217,324 votes for and 48,948,208 votes against, with the holders of 16,959,981 shares abstaining.

Item 6.           Exhibits and Reports on Form 8-K

(a)               Exhibits

10.1	2003 Long-Term Incentive Plan

10.2	Executive Incentive Plan

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)              Reports of Form 8-K

During the quarter ended July 25, 2003, the Company filed (i) a Report on Form 8-K on May 19, 2003 under Items 7 and 9 reporting fiscal 2003 fourth quarter and fiscal year financial results and (ii) a Report on Form 8-K on June 24, 2003 under Items 7 and 9 reporting a conference call regarding an intra-quarter financial update.

Subsequent to the quarter ended July 25, 2003, the Company filed (i) a Report on Form 8-K on August 12, 2003 under items 5, 7 and 12 reporting (a) the acquisition of substantially all of the assets of TransVascular, Inc. and (b) first quarter financial results for fiscal 2004 and (ii) a Report on Form 8-K on August 13, 2003 under items 5 and 7 reporting a decision by the United States Court of Appeals for the Federal Circuit regarding a dispute with Johnson & Johnson/Cordis.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medtronic, Inc.
(Registrant)

Date: September 5, 2003	/s/ Arthur D. Collins, Jr.
Arthur D. Collins, Jr.
Chairman of the Board and Chief Executive Officer

Date: September 5, 2003	/s/ Robert L. Ryan
Robert L. Ryan
Senior Vice President and Chief Financial Officer