Form 10-Q
period 2003-10-24
MEDTRONIC INC
filed 2003-12-05
CIK 64670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 24, 2003

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

Yes   ☒   No   ☐

Shares of common stock, $.10 par value, outstanding on November 25, 2003: 1,212,066,058

PART I—FINANCIAL INFORMATION

Item 1.           Financial Statements

MEDTRONIC, INC.

STATEMENTS OF CONSOLIDATED EARNINGS

(Unaudited)

	Three months ended		Six months ended
	October 24, 2003	October 25, 2002	October 24, 2003	October 25, 2002
	(in millions, except per share data)

Net sales	$2,163.8	$1,891.0	$4,228.0	$3,604.9

Costs and expenses:
Cost of products sold	536.0	460.7	1,050.0	874.9
Research and development expense	202.4	193.5	400.3	372.9
Selling, general, and administrative expense	673.3	598.6	1,317.2	1,134.7
Purchased in-process research and development (IPR&D)	1.9	114.2	1.9	114.2
Special charges	(4.8)	(8.0)	(4.8)	2.5
Other expense, net	72.4	45.3	136.0	71.1
Interest (income)/expense, net	1.1	(1.3)	2.5	0.2
Total costs and expenses	1,482.3	1,403.0	2,903.1	2,570.5

Earnings before income taxes	681.5	488.0	1,324.9	1,034.4

Provision for income taxes	205.4	186.3	398.4	349.4

Net earnings	$476.1	$301.7	$926.5	$685.0

Earnings per share:

Basic	$0.39	$0.25	$0.76	$0.56
Diluted	$0.39	$0.25	$0.75	$0.56

Weighted average shares outstanding:

Basic	1,214.5	1,215.6	1,216.0	1,215.6
Diluted	1,227.6	1,223.8	1,228.7	1,224.1

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 24, 2003	April 25, 2003
	(in millions of dollars, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$971.0	$1,470.1
Short-term investments	219.3	22.7
Accounts receivable, less allowances of $116.7 and $99.5, respectively	1,930.2	1,761.4
Inventories	977.6	942.4
Deferred tax assets, net	208.3	194.0
Prepaid expenses and other current assets	86.6	214.9
Total current assets	4,393.0	4,605.5

Property, plant, and equipment	3,026.6	2,872.9
Accumulated depreciation	(1,411.2)	(1,289.9)
Property, plant, and equipment, net	1,615.4	1,583.0

Goodwill	4,233.2	4,183.8
Other intangible assets, net	1,037.9	1,033.0
Long-term investments	1,303.2	594.0
Other assets	318.4	321.5

Total assets	$12,901.1	$12,320.8

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$2,464.1	$385.3
Accounts payable	294.0	269.4
Accrued compensation	380.0	402.1
Accrued income taxes	505.8	444.4
Other accrued expenses	303.1	312.1
Total current liabilities	3,947.0	1,813.3

Long-term debt	2.1	1,980.3
Deferred tax liabilities, net	326.6	304.3
Long-term accrued compensation	110.9	101.9
Other long-term liabilities	212.6	214.6
Total liabilities	4,599.2	4,414.4

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock — par value $1.00	—	—
Common stock — par value $0.10	121.1	121.8
Retained earnings	8,166.0	7,808.4
Accumulated other non-owner changes in equity	21.6	(12.1)
	8,308.7	7,918.1
Receivable from Employee Stock Ownership Plan	(6.8)	(11.7)
Total shareholders’ equity	8,301.9	7,906.4
Total liabilities and shareholders’ equity	$12,901.1	$12,320.8

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Six months ended
	October 24, 2003	October 25, 2002
	(in millions)
OPERATING ACTIVITIES:
Net earnings	$926.5	$685.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	216.8	200.5
IPR&D	1.9	114.2
Special charges	(4.8)	(7.0)
Deferred income taxes	13.5	70.6
Change in operating assets and liabilities:
Accounts receivable	(119.2)	(81.4)
Inventories	13.8	(104.8)
Accounts payable and accrued liabilities	35.8	(193.2)
Changes in other operating assets and liabilities	21.4	73.1

Net cash provided by operating activities	1,105.7	757.0

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(0.2)	(1.9)
Additions to property, plant, and equipment	(171.9)	(162.3)
Purchases of marketable securities	(1,070.7)	(60.0)
Sales and maturities of marketable securities	153.1	440.0
Other investing activities, net	60.6	2.0

Net cash (used in) provided by investing activities	(1,029.1)	217.8

FINANCING ACTIVITIES:
Increase (decrease) in short-term borrowings, net	92.5	(146.7)
Decrease in long-term debt, net	(4.6)	(1.1)
Dividends to shareholders	(176.3)	(151.9)
Issuance of common stock	63.6	43.9
Repurchase of common stock	(514.8)	(128.8)

Net cash used in financing activities	(539.6)	(384.6)

Effect of exchange rate changes on cash and cash equivalents	(36.1)	(10.0)
Net change in cash and cash equivalents	(499.1)	580.2

Cash and cash equivalents at beginning of period	1,470.1	410.7

Cash and cash equivalents at end of period	$971.0	$990.9

Supplemental Noncash Investing and Financing Activities:
Issuance of common stock for acquisitions	$57.5	$219.6
Issuance of stock options for acquisition	$—	$14.5
Reclassification of debentures from long-term to short-term debt	$1,973.8	$—
Reclassification of debentures from short-term to long-term debt	$—	$1,973.8

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the U.S. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Medtronic, Inc. and its subsidiaries (Medtronic or the Company) for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 25, 2003.

Note 2 — Stock-Based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  Accordingly, the Company would record compensation expense if the quoted market price on the date of grant exceeds the exercise price.  Compensation expense for stock options is calculated as the number of options granted multiplied by the amount the market price exceeds the exercise price.  For options with a vesting period, the expense, if applicable, is recognized over the vesting period.  Compensation expense is recognized immediately for options that are fully vested on the date of grant.  The Company has not recognized any stock option related employee compensation expense during the three and six months ended October 24, 2003 or October 25, 2002.

If the Company had elected to recognize compensation expense for its employee stock-based compensation plans based on the fair values at the grant dates, consistent with the methodology prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” net earnings and earnings per share would have been reported as follows:

	Three months ended		Six months ended
	October 24, 2003	October 25, 2002	October 24, 2003	October 25, 2002
Net Earnings
As reported	$476.1	$301.7	$926.5	$685.0
Additional compensation cost under the fair value method (1)	47.7	46.7	85.4	83.6
Pro forma	$428.4	$255.0	$841.1	$601.4
Basic Earnings Per Share
As reported	$0.39	$0.25	$0.76	$0.56
Pro forma	$0.35	$0.21	$0.69	$0.49
Diluted Earnings Per Share
As reported	$0.39	$0.25	$0.75	$0.56
Pro forma	$0.35	$0.21	$0.68	$0.49

(1) Additional compensation cost under the fair value method is net of related tax effects.

For purposes of the pro forma disclosures, the weighted average fair values per stock option granted for the three and six months ended October 24, 2003 and October 25, 2002, were $11.87 and  $11.88, and $11.91 and $12.16, respectively. The fair value was estimated using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three and Six months ended
	October 24, 2003	October 25, 2002
Assumptions

Risk-free interest rate	3.16%	2.78%
Expected dividend yield	0.62%	0.57%
Annual volatility factor	23.9%	27.1%
Expected option term	5 years	5 years

Note 3 — New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.”  FIN 46 addresses the requirements for business enterprises to consolidate related entities, in which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary of these entities as a result of variable economic interests.  FIN 46 is effective at the time of investment for interests obtained in a variable economic entity after January 31, 2003.  Effective October 9, 2003, the FASB has delayed the provisions of FIN 46 related to interests in variable interest entities (VIEs) acquired prior to February 1, 2003 to the first interim or annual period ending after December 15, 2003.  As a result, these provisions of FIN 46 are now effective for the Company beginning in the third quarter of fiscal year 2004.  Substantially all of the entities in which the Company has a minority investment are considered to be VIEs; however, FIN 46 is not expected to have a material impact on the Company’s results of operations, financial position or cash flows as the Company’s accounting treatment of these VIEs in prior periods is consistent with the guidance set forth in FIN 46.

Note 4 — Acquisitions

In the second quarter of fiscal year 2004, the Company acquired substantially all of the assets of TransVascular, Inc. (TVI).  Prior to the acquisition, the Company had a minority investment in TVI, which was accounted for under the cost method of accounting.  TVI develops and markets the CrossPoint® TransAccess® Catheter System, a proprietary delivery technology for several current and potential intravascular procedures, such as the potential ability to deliver therapeutic agents, including cells, genes, and drugs to precise locations within the vascular system.  The CrossPoint TransAccess Catheter System received FDA 510K clearance in 2002 and is indicated to facilitate the positioning and placement of catheters within the peripheral vasculature.  This strategic acquisition is expected to complement Medtronic’s current commitment to advance therapies and treatments by combining biologic and device therapies.

The consideration paid was approximately $58.7 million subject to purchase price increases, which would be triggered by the achievement of certain milestones.  The initial consideration included approximately 1.2 million shares of Medtronic common stock valued at $57.5 million, the Company’s prior investment in TVI and acquisition related costs.  The Medtronic common shares were valued based on the average of Medtronic’s trading price several days before and after the date when the shares to be issued became known.

In connection with the acquisition of TVI, the Company acquired $27.3 million of technology-based intangible assets that have an estimated useful life of 15 years and $1.9 million of purchased in-process research and development (IPR&D) that was expensed on the date of acquisition  (See note 5).  Goodwill of $31.9 million related to the acquisition was assigned entirely to the Vascular operating segment.  This goodwill is non-deductible for tax purposes.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed (in millions):

Current assets	$0.6
Property, plant and equipment	0.1
Other intangible assets, net	27.3
IPR&D	1.9
Goodwill	31.9
Deferred tax asset—long term	8.4
Total assets acquired	70.2

Current liabilities	0.6
Deferred tax liability—long term	10.9
Total liabilities assumed	11.5
Net assets acquired	$58.7

The proforma impact of TVI was not significant to the results of the Company for the three and six months ended October 24, 2003.

In the second quarter of fiscal year 2003, the Company acquired all of the outstanding common shares of Spinal Dynamics Corporation (SDC).  Prior to the acquisition, the Company had a minority investment in SDC, which was accounted for under the cost method of accounting.  SDC is a developer of an artificial cervical disc that is designed to maintain mobility of the cervical spine after surgery.  This acquisition complements the Company’s full suite of spinal surgery products and solutions.

The consideration paid for SDC was approximately $254.3 million.  The consideration included $5.3 million in cash, approximately 5.0 million shares of Medtronic common stock valued at $219.6 million, approximately 350,000 employee stock options valued at $14.5 million, the Company’s prior investment in SDC totaling $14.0 million, and fees and expenses associated with the merger. The Medtronic common shares were valued based on an average of Medtronic’s trading share prices several days before and after the date when the shares to be issued became known. Options were valued using the Black-Scholes option-pricing model.

As part of the acquisition of SDC, the Company acquired $25.1 million of technology-based intangible assets, that have an expected useful life of 10 years, and $114.2 million of IPR&D that was expensed on the date of acquisition.  Goodwill of $115.7 million related to this acquisition was assigned entirely to the Spinal, ENT and SNT operating segment.  This goodwill is not deductible for tax purposes.

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the SDC acquisition (in millions):

Current assets	$7.8
Property, plant and equipment	1.0
Intangible assets	25.1
Purchased in-process research and development assets	114.2
Goodwill	115.7
Deferred tax asset—long term	5.2
Total assets acquired	269.0

Current liabilities	4.7
Deferred tax liability—long term	10.0
Total liabilities assumed	14.7
Net assets acquired	$254.3

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

Pro forma and reported net earnings for the three month and six month periods ended October 25, 2002 includes $114.2 million of non-deductible charges related to assets written off as IPR&D as a result of the SDC acquisition.

Note 5 — Special and IPR&D Charges

Special charges (such as certain litigation and restructuring charges) and IPR&D charges result from unique facts and circumstances that likely will not recur with similar materiality or impact on continuing operations.

Special Charges:

Special charges for the three and six month periods ended October 24, 2003 consisted of a reversal of $4.8 million related to the Vascular facility consolidation initiatives started in the first quarter of fiscal year 2003.  The $4.8 million change in estimate is a result of the following favorable outcomes in the execution of these initiatives: a decrease of $2.4 million as a result of selling or utilizing existing assets which were previously identified for impairment; a decrease of $1.8 million related to subleasing a facility earlier than anticipated; and a decrease of $0.6 million in severance payments related to employees identified for elimination who found positions elsewhere in the Company.

Special charges for the three months ended October 25, 2002 consisted of a $15.0 million litigation settlement.  This charge was offset by a $23.0 million reversal related to a final adjustment to a previously recognized settlement with a competitor on the rapid exchange perfusion delivery system.

Special charges recorded during the six months ended October 25, 2002, include those discussed previously for the second quarter of fiscal year 2003 as well as special and other charges totaling $10.5 million, net.  The special and other charges relate to facility consolidation initiatives in our Vascular operations, partially offset by the reversal of unused portions of previously recognized charges for other restructuring initiatives.  The Vascular initiatives included a $10.8 million restructuring charge, an $8.9 million asset write-down, and $5.3 million of other restructuring-related charges.  The $10.8 million restructuring charge consisted of $4.6 million for lease cancellations and $6.2 million for severance costs.  The $8.9 million asset write-down related to assets, which were no longer utilized, including accelerated depreciation of assets held and used.  The $5.3 million of other restructuring-related charges related to incremental expenses incurred as a direct result of the Vascular restructuring initiative, and consisted of retention and productivity bonuses for services rendered by employees prior to July 26, 2002, as well as equipment and facility moves. These other restructuring-related charges were incurred during the quarter the initiative was announced. These Vascular restructuring initiatives were expected to result in the elimination of 685 employees, an annualized operating savings of approximately $35.0 to $40.0 million, and annualized tax savings of approximately $8.0 million. Of the 685 positions identified for elimination, 629 have been eliminated as of October 24, 2003 and no further positions will be eliminated under this charge.  The excess reserves related to severance and other charges have been reversed, as noted above.  This charge was offset by the reversal of $14.5 million of reserves no longer considered necessary.  The first reversal of $8.9 million, which included $1.7 million for asset write-downs, related to restructuring initiatives from the fourth quarter of fiscal year 2001 and the first quarter of fiscal year 2002. The outcome of these initiatives was favorable compared to the initial estimates for two reasons.  Numerous employees who were in positions identified for elimination found other jobs within the Company, and two sales offices that were initially identified for closure ultimately did not close.  The second reversal of $5.6 million related to distributor termination costs accrued in connection with the merger of PercuSurge, Inc. (PercuSurge).  The outcome of the PercuSurge distributor terminations was favorable to the original estimates as a result of anticipated contractual commitments that did not materialize. These reserves were no longer considered necessary, as the initiatives have been completed.

A summary of restructuring activity during the three months ended July 25, 2003 and six months ended October 24, 2003 is as follows (in millions):

	Balance at April 25, 2003	Charges Utilized	Balance at July 25, 2003	Charges Utilized	Change in Estimate	Balance at October 24, 2003
Facility Reductions	$3.0	(0.2)	2.8	(0.1)	(1.8)	$0.9
Severance	0.9	(0.1)	0.8	(0.2)	(0.6)	—
Contractual Obligations	—	—	—	—	—	—
Total	$3.9	(0.3)	3.6	(0.3)	(2.4)	$0.9

As of October 24, 2003 the Vascular restructuring initiative is substantially complete, as the only amounts remaining in the reserves above relate to fixed lease payments for facilities.

IPR&D:

During the second quarter of fiscal year 2004, the Company acquired TransVascular, Inc. (TVI).  At the date of acquisition, $1.9 million of the purchase price was expensed for IPR&D related to a cell and agent delivery device that had not yet reached technological feasibility and had no future alternative use.  This delivery device will be adapted for use in the percutaneous delivery of cells and drugs to specific tissues.  Prior to the acquisition, Medtronic did not have a comparable product under development.  The acquisition of TVI is expected to complement Medtronic’s current commitment to advance therapies and treatments by combining biologic and device therapies.  The Company expects to incur costs totaling $0.5 million in fiscal year 2004, $0.8 million in fiscal year 2005, $1.1 million in fiscal year 2006, $2.0 million in fiscal year 2007, $1.8 million in fiscal year 2008, and $0.4 million in fiscal year 2009 to bring this product to commercialization in the U.S.  These costs will be funded by internally generated cash flows.

In the second quarter of fiscal year 2003, the Company acquired Spinal Dynamics Corporation (SDC). At the date of acquisition,  $114.2 million of the purchase price was expensed for IPR&D related to the Bryan Cervical Disc System® (Bryan Disc), which had not yet reached technological feasibility in the U.S. and had no alternative future use. The Bryan Disc is an artificial cervical disc featuring a shock-absorbing elastomer designed to replace and mimic the functionality of natural intervertebral discs removed from a patient during spinal surgery.  Prior to this acquisition, Medtronic did not have a comparable product under development, and the acquisition of SDC was expected to accelerate the Company’s entry into the arena of artificial discs. At the time of acquisition, SDC had received approval from the FDA for an investigational device exemption allowing SDC to proceed with human clinical studies, which must be completed before regulatory approval can be obtained in the U.S.  In fiscal year 2003, the Company incurred $1.2 million in costs and expects to incur $3.5 million in fiscal year 2004, $1.6 million in fiscal year 2005 and $0.6 million in fiscal year 2006 to bring this product to commercialization in the U.S. Total expected project costs, including costs already incurred and expected to be incurred, are approximately $42.7 million. These costs are being funded by internally generated cash flows.

The Company is responsible for the valuation of IPR&D charges.  The values assigned to IPR&D are based on valuations that have been prepared using methodologies and valuation techniques consistent with those used by independent appraisers.  All values were determined by identifying research projects in areas for which technological feasibility had not been established.  All values were determined by estimating the revenue and expenses associated with a project’s sales cycle and by estimating the amount of after-tax cash flows attributable to these projects.  The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return.  The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

The Company expects that all the acquired IPR&D projects will reach technological feasibility, but there can be no assurance that the commercial viability of these products will actually be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing and conducting clinical trials necessary to obtain regulatory approvals.  The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, delay or failure to obtain required market clearances, and patent litigation. If commercial viability were not achieved, the Company would likely look to other alternatives to provide these therapies.

Note 6 — Inventories

Inventories consist of the following (in millions):

	October 24, 2003	April 25, 2003
Finished goods	$601.4	$592.3
Work in process	156.6	135.7
Raw materials	219.6	214.4
Total	$977.6	$942.4

Note 7 — Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended October 24, 2003 are as follows (in millions):

October 24, 2003
Balance April 25, 2003	$4,183.8
Goodwill as a result of acquisitions	31.9
Currency adjustment, net	17.5
Balance October 24, 2003	$4,233.2

Balances of acquired intangible assets excluding goodwill are as follows (in millions):

	Purchased Technology and Patents	Trademarks and Tradenames	Other	Total
As of October 24, 2003:
Amortizable intangible assets:
Original cost	$895.8	$264.7	$213.2	$1,373.7
Accumulated amortization	(212.2)	(57.3)	(66.3)	(335.8)
Other intangible assets, net	$683.6	$207.4	$146.9	$1,037.9

As of April 25, 2003:
Amortizable intangible assets:
Original cost	$849.3	$264.7	$229.4	$1,343.4
Accumulated amortization	(183.8)	(44.1)	(82.5)	(310.4)
Other intangible assets, net	$665.5	$220.6	$146.9	$1,033.0

Amortization expense for the three and six months ended October 24, 2003 and October 25, 2002 was approximately $28.6 million and $56.9 million, respectively, and $27.0 million and $49.8 million, respectively.

Note 8 — Warranty Obligation

The Company offers a warranty on various products.  The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold.  Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.  The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim.  The Company recorded $3.7 million and $2.6 million of warranty expense for the three month periods ended October 24, 2003 and October 25, 2002, respectively, and $4.8 million and $3.7 million of warranty expense for the six month periods ended October 24, 2003 and October 25, 2002, respectively.  The warranty accrual as of October 24, 2003 and April 25, 2003 is $16.6 million and $17.6 million, respectively.

Note 9 — Comprehensive Income and Accumulated Other Non-owner Changes to Equity

In addition to net earnings, comprehensive income includes changes in foreign currency translation adjustments, unrealized gains and losses on foreign exchange derivative contracts qualifying and designated as cash flow hedges, unrealized gains and losses on available-for-sale marketable securities, and a minimum pension liability. Comprehensive income for the three months ended October 24, 2003 and October 25, 2002 was $487.3 million and $329.8 million, respectively.  Comprehensive income for the six months ended October 24, 2003 and October 25, 2002 was $960.2 million and $749.0 million, respectively.

The balance sheet components of accumulated other non-owner changes in equity are as follows (in millions):

	Cumulative Translation Adjustment	Unrealized Loss on Foreign Exchange Derivatives	Unrealized Loss on Investments	Minimum Pension Liability	Accumulated Other Non-Owner Changes in Equity
Balance April 25, 2003	$47.4	$(54.3)	$(1.0)	$(4.2)	$(12.1)
Period Change	32.2	(8.0)	(1.6)	(0.1)	22.5
Balance July 25, 2003	79.6	(62.3)	(2.6)	(4.3)	10.4
Period Change	44.6	(31.3)	(2.0)	(0.1)	11.2
Balance October 24, 2003	$124.2	$(93.6)	$(4.6)	$(4.4)	$21.6

Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in non-U.S. subsidiaries.  The tax benefit on the unrealized loss on derivatives was $22.7 million and $28.7 million for the three and six months ended October 24, 2003, respectively.  The tax benefit on the unrealized loss on investments for the three and six months ended October 24, 2003 was $1.1 million and $2.0 million, respectively.  The tax benefit on the minimum pension liability was not material for the three and six months ended October 24, 2003.

Note 10 — Earnings Per Share

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

Presented below is a reconciliation between basic and diluted weighted average shares outstanding (in millions):

	Three months ended		Six months ended
	October 24, 2003	October 25, 2002	October 24, 2003	October 25, 2002

Basic	1,214.5	1,215.6	1,216.0	1,215.6
Effect of dilutive securities:
Employee stock options	11.1	6.1	11.0	6.5
Other	2.0	2.1	1.7	2.0
Diluted	1,227.6	1,223.8	1,228.7	1,224.1

The calculation of weighted average diluted shares outstanding excludes options for approximately 12.1 million and 43.8 million common shares for the three months ended October 24, 2003 and October 25, 2002, respectively, and excludes options for approximately 12.1 million and 42.8 million common shares for the six months ended October 24, 2003 and October 25, 2002, respectively, as the exercise price of those options was greater than the average market price, resulting in an anti-dilutive effect on diluted earnings per share.

Note 11 — Interest (Income)/Expense

Interest income and interest expense for the three and six month periods ended October 24, 2003 and October 25, 2002 are as follows:

	Three months ended		Six months ended
	October 24, 2003	October 25, 2002	October 24, 2003	October 25, 2002

Interest income	$(12.4)	$(9.3)	$(22.2)	$(21.8)
Interest expense	13.5	8.0	24.7	22.0
Interest (income)/expense, net	$1.1	$(1.3)	$2.5	$0.2

Note 12 — Segment and Geographic Information

Segment information:

The Company operates its business in five operating segments, which are aggregated into one reportable segment — the manufacture and sale of device-based medical therapies. Each of the Company’s operating segments has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments, and shared infrastructures. Net sales by operating segment are as follows (in millions):

	Three months ended		Six months ended
	October 24, 2003	October 25, 2002	October 24, 2003	October 25, 2002

Cardiac Rhythm Management	$1,023.6	$904.8	$1,989.1	$1,702.4
Spinal, ENT, and SNT	406.2	322.8	796.8	607.9
Neurological and Diabetes	393.6	336.4	761.6	642.3
Vascular	194.2	193.6	388.0	387.6
Cardiac Surgery	146.2	133.4	292.5	264.7
	$2,163.8	$1,891.0	$4,228.0	$3,604.9

Geographic information:

Three months ended:

October 24, 2003	United States	Europe	Asia Pacific	Other Foreign	Eliminations	Consolidated
Revenues from external customers	$1,499.9	$402.2	$208.0	$53.7	$—	$2,163.8
Intergeographic sales	238.3	286.4	0.2	—	(524.9)	—
Total sales	$1,738.2	$688.6	$208.2	$53.7	$(524.9)	$2,163.8

Three months ended:

October 25, 2002	United States	Europe	Asia Pacific	Other Foreign	Eliminations	Consolidated
Revenues from external customers	$1,342.3	$327.0	$179.9	$41.8	$—	$1,891.0
Intergeographic sales	227.7	160.7	0.4	1.6	(390.4)	—
Total sales	$1,570.0	$487.7	$180.3	$43.4	$(390.4)	$1,891.0

Six months ended:

October 24, 2003	United States	Europe	Asia Pacific	Other Foreign	Eliminations	Consolidated
Revenues from external customers	$2,904.9	$822.5	$399.5	$101.1	$—	$4,228.0
Intergeographic sales	504.2	484.0	0.4	—	(988.6)	—
Total sales	$3,409.1	$1,306.5	$399.9	$101.1	$(988.6)	$4,228.0

Six months ended:

October 25, 2002	United States	Europe	Asia Pacific	Other Foreign	Eliminations	Consolidated
Revenues from external customers	$2,538.5	$641.6	$343.4	$81.4	$—	$3,604.9
Intergeographic sales	426.6	320.2	0.7	4.0	(751.5)	—
Total sales	$2,965.1	$961.8	$344.1	$85.4	$(751.5)	$3,604.9

Note 13 – Subsequent Event

In November 2003, the Company executed an agreement to purchase all of the outstanding stock in Vertelink Corporation for $22 million in cash, with additional payments due upon the achievement of certain regulatory milestones.  Vertelink is a privately-held company that has developed materials and techniques for “over-the-wire” spinal fixation devices that can achieve multi-level stabilization of the cervical, thoracic and lumbar spine.  This acquisition closed in November 2003.

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

Financial Trends

Throughout these financial sections, you will read about transactions or events that materially contribute to or reduce earnings and materially affect financial trends. Among these transactions or events are charges we refer to as special charges (such as certain litigation and restructuring charges) and purchased in-process research and development (IPR&D) charges. These charges result from facts and circumstances that vary in frequency and/or impact on continuing operations.  See page 22 of this discussion and analysis and Note 5 to the consolidated condensed financial statements for more information regarding these transactions. While understanding these charges is important in understanding and evaluating financial trends, other transactions or events may also have a material impact on financial trends. A complete understanding of the special and IPR&D charges is necessary in order to estimate the likelihood that financial trends will continue.

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

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the U.S., requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, property, plant and equipment, minority investments, legal proceedings, IPR&D, warranty obligations, product liability, pension and postretirement obligations, sales returns and discounts, income taxes, and restructuring activities are updated as appropriate, which in most cases is at least quarterly. We base our estimates on a variety of information, including historical experience, actuarial valuations, or other assumptions that are believed to be reasonable under the circumstances. This information forms the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ materially from these estimates.

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

Minority Investments — We make long-term, strategic investments in companies that are in varied stages of development. We account for these investments under the cost or the equity method of accounting, as appropriate. Publicly traded investments accounted for under the cost method are adjusted to fair value at the end of each quarter based on their quoted market price.  The valuation of investments accounted for under the cost method that do not have quoted market prices is based on all available financial information related to the investee, including valuations based on recent third party equity investments in the investee.  Required adjustments to the carrying value of these investments are recorded in shareholders’ equity as accumulated other non-owner changes in equity unless an unrealized loss is considered other than temporary.  If an unrealized loss is considered other than temporary, the loss will be recognized in the statement of consolidated earnings in the period the determination is made.  Investments accounted for under the equity method are recorded at the amount of our investment and adjusted each period for our share of the investee’s income or loss and dividends paid.  Investments accounted for under both the cost and equity method are reviewed quarterly for changes in circumstance or the occurrence of events that suggest our investment is not recoverable. As of October 24, 2003 and April 25, 2003, we had $252.1 million and $236.8 million, respectively, of minority investments.  Of these investments, $234.3 million and $212.5 million, respectively, represent investments in companies that do not have quoted market prices.  Minority investments are classified as long-term investments on the consolidated balance sheet.

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

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows.  Goodwill was $4.2 billion as of both October 24, 2003 and April 25, 2003.

Other intangible assets consist primarily of purchased technology, patents, and trademarks and are amortized using the straight-line method over their estimated useful lives, ranging from 3 to 20 years. We review these intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value is not recoverable.  Other intangible assets, net of accumulated amortization, was $1.0 billion as of both October 24, 2003 and April 25, 2003.

Tax Strategies — We operate in multiple tax jurisdictions both in the U.S. and outside the U.S.  Accordingly, we must determine the appropriate allocation of income to each of these jurisdictions. This determination requires us to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve and may result in income tax adjustments if changes to our allocation are required between jurisdictions with different tax rates.  Tax authorities periodically review tax returns and propose adjustments to our tax filings.  In August 2003, the U.S. Internal Revenue Service (IRS) proposed adjustments to certain previously filed returns.  The positions taken by the IRS with respect to these proposed adjustments could have a material unfavorable impact on our effective tax rate in future periods.  As we believe we have meritorious defenses of our tax filings, we will vigorously defend them at the IRS appellate level and/or through litigation in the courts.  We believe we have provided for all probable liabilities resulting from tax assessments by taxing authorities.

Our current tax strategies have resulted in an effective tax rate below the U.S. statutory rate of 35%.  An increase in our effective tax rate of 1% would result in an additional income tax provision during the three and six months ended October 24, 2003 of $6.8 million and $13.2 million, respectively.

Overview of Operating Results

Consolidated net sales for the three and six months ended October 24, 2003 were $2.164 billion and $4.228 billion, respectively.  This is an increase of $273 million and $623 million, respectively, or 14% and 17%, respectively, over the same periods in the prior year.  In the same periods, foreign exchange translation had a favorable impact on net sales of $59 million and $135 million, respectively.  The increase in net sales was primarily driven by growth in our Cardiac Rhythm Management (CRM), Spinal, Ear, Nose, and Throat (ENT) and Surgical Navigation Technology (SNT), and Neurological and Diabetes operating segments.  CRM net sales for the three and six months ended October 24, 2003 increased by $119 million and $287 million, or 13% and 17%, respectively, over the same periods in the prior year.  The increase in CRM net sales during these same periods was driven by rapid acceptance of the InSync II Marquis™, our third high-powered heart failure device introduced in the U.S. in the last eighteen months, continued strong demand for our Marquis® DR implantable cardioveter defibrillator, our Kappa® 900 pacemakers, and our InSync® family of low-power heart failure devices.  CRM net sales for the three month period ended October 24, 2003 also benefited from the recent introduction of the Maximo™ implantable cardioverter-defibrillator, a high output ICD with the most advanced combination of delivered energy and features in the industry.  Spinal, ENT and SNT net sales for the three and six months ended October 24, 2003 increased by $83 million and $189 million, respectively, or 26% and 31%, respectively, over the same periods in the prior year.  The increase in Spinal, ENT and SNT net sales during these same periods was driven by continued strong acceptance of the INFUSE® Bone Graft for spinal fusion, which is used in conjunction with the LT-CAGE®, a lumbar tapered spinal fusion device, and our rapidly growing line of Minimal Access Spinal Technology products.  Neurological and Diabetes net sales for the three and six months ended October 24, 2003 increased by $58 million and $120 million, respectively, or 17% and 19%, respectively, over the same periods in the prior year.  The increase in Neurological and Diabetes net sales primarily related to continued acceptance for our Neurostim therapies for both pain and movement disorders, our InterStim® Therapy for Urinary Control, and the Bravo pH Monitoring System™ for the diagnosis of acid reflux.  Diabetes net sales during the three months ended October 24, 2003 also benefited from strong demand for our Paradigm® 512 pump system, which was released in late July 2003.

The primary exchange rate movements that impact our consolidated net sales growth are the U.S. dollar as compared to the Euro and the Japanese Yen. The impact of foreign currency fluctuations on net sales is not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities (see “Quantitative and Qualitative Disclosures About Market Risk” following this discussion and analysis under “Item 3”).  As a result, during the three and six months ended October 24, 2003, net earnings were minimally impacted by foreign currency fluctuations.

Acquisitions

During the second quarter of fiscal year 2004, the Company acquired substantially all of the assets of TransVascular, Inc. (TVI) for approximately $58.7 million subject to purchase price increases, which would be triggered by the achievement of certain milestones.  The initial consideration included approximately 1.2 million shares of Medtronic common stock valued at $57.5 million, Medtronic’s prior investment in TVI and acquisition related costs. TVI develops and markets the CrossPoint® TransAccess® Catheter System, a proprietary delivery technology for several current and potential intravascular procedures, such as the potential ability to deliver therapeutic agents, including cells, genes and drugs to precise locations within the vascular system.  The CrossPoint TransAccess Catheter System received FDA 510K clearance in 2002 and is indicated to facilitate the positioning and placement of catheters within the peripheral vasculature.  This strategic acquisition is expected to complement Medtronic’s current commitment to advance therapies and treatments by combining biologic and device therapies.

Earnings and Earnings Per Share (dollars in millions, except per share data):

	Three Months Ended		Six Months Ended
	October 24, 2003	October 25, 2002	October 24, 2003	October 25, 2002
Net earnings, as reported	$476.1	$301.7	$926.5	$685.0

Special and IPR&D charges, after-tax	$1.1	$(114.3)	$1.1	$(120.9)
Diluted earnings per share, as reported	$0.39	$0.25	$0.75	$0.56
Special and IPR&D charges, after-tax, per diluted share	$0.00	$(0.09)	$0.00	$(0.10)

Special and IPR&D charges in the three and six months ended October 24, 2003 consisted of a $3.0 million, after tax, reversal of previously recognized charges related to our facility consolidation initiatives in the Vascular operations, partially offset by $1.9 million of IPR&D charges related to the acquisition of TVI.

The after tax charges in the three months ended October 25, 2002 consisted of a $114.2 million IPR&D charge related to the acquisition of Spinal Dynamics Corporation (SDC) and a litigation charge, partially offset by a reversal of a final adjustment to a previously recognized settlement with a competitor on the rapid exchange perfusion delivery system.  The after tax charges in the six months ended October 25, 2002 consisted of the charges noted above and those related to the first quarter of fiscal year 2003, which included $16.1 million related to our facility consolidation initiatives in Vascular operations, partially offset by $9.5 million of reversals of previously recognized charges.

See Note 5 to the consolidated condensed financial statements for more detail regarding special and IPR&D charges.

Net Sales

The charts below show net sales by operating segment for the three and six months ended October 24, 2003 and October 25, 2002:

Three Months Ended October 24, 2003	Three Months Ended October 25, 2002

Consolidated Net Sales $2,164	Consolidated Net Sales $1,891

Six Months Ended October 24, 2003	Six Months Ended October 25, 2002

Consolidated Net Sales $4,228	Consolidated Net Sales $3,605

Cardiac Rhythm Management

CRM products consist primarily of pacemakers, implantable and external defibrillators, leads and ablation products.  CRM net sales for the three and six months ended October 24, 2003 increased by $119 million and $287 million, or 13% and 17%, respectively, from the same periods in the prior year.  Foreign currency translation had a favorable impact on net sales for the three and six months ended October 24, 2003, of approximately $30 million and $69 million, respectively, when compared to the same periods of the prior year.  The strong growth in net sales for both the three and six month periods was led by a growth of 22% and 29%, respectively, in sales of defibrillation systems and growth of 9% in pacing systems for both periods.  Defibrillation net sales growth for the three months ended October 24, 2003 was led by rapid acceptance of the InSync II Marquis, our third high-powered heart failure device introduced in the U.S. in the last 18 months.  In addition to the InSync II Marquis, growth in defibrillation net sales during both the three and six month periods ended October 24, 2003 benefited from continued strong demand for the Marquis DR implantable cardioverter defribrillator (ICD).  Growth in net sales of pacing systems reflects strong sales of our Kappa 900 pacemakers and our InSync family of low-power heart failure devices, the only low-power heart failure devices available in the U.S.  Pacing system net sales during the three months ended October 24, 2003 also benefited from the successful U.S. launch of the Vitatron® C-Series, the world’s first digital pacemaker. Net sales growth for both our defibrillation and pacing systems benefited from market expansions and the shift in product mix to heart failure devices.  Partially offsetting the growth in CRM was the sales performance of our LIFEPAK® line of external defibrillators, which, when compared to the prior year, declined 5% during the three months ended October 24, 2003, but increased 5% during the six month period ended October 24, 2003.

Looking ahead, we expect to benefit from the following:

•                  Continued acceptance of InSync II Marquis, a patient-tailored cardiac resynchronization therapy with defibrillation backup, which was approved by the FDA and market released in the U.S. during August 2003.

•                  Continued acceptance of the Vitatron C-series, the world’s first digital pacemaker, which received FDA approval and was market released in the U.S. during September 2003.

•                  Continued acceptance of Maximo, a high output ICD built on the Marquis platform that delivers 35 joules of energy, which was released in the U.S. during October 2003.

•                  EnPulse™, the world’s first fully automatic pacemaker for setting pacing outputs and sensing thresholds in both the upper and lower chambers of the heart.  We expect FDA approval for the EnPulse pacemaker in the third quarter of fiscal year 2004.

•                  MADIT II, a large medical study that significantly increases the number of people proven to be at high risk of sudden cardiac arrest who could benefit from ICDs.  Based on the results of the study, an expanded indication was approved by the FDA and endorsed by the American College of Cardiology and other international medical organizations.

•                  SCD-HeFT, the largest ICD trial to date, is assessing the benefit of ICDs in an expanded group of patients believed to be at risk of sudden cardiac arrest.  Results of this Medtronic / National Institutes of Health co-sponsored trial are expected near the end of fiscal year 2004.

Spinal, ENT, and SNT

Spinal, ENT, and SNT products include thoracolumbar, cervical and interbody spinal devices, surgical navigation tools, and surgical products used by ENT physicians.  Spinal, ENT, and SNT net sales for the three and six months ended October 24, 2003 increased by $83 million and $189 million, or 26% and 31%, respectively, compared to the same periods in the prior year.  Foreign currency translation had a favorable impact on net sales for the three and six months ended October 24, 2003 of approximately $6 million and $13 million, respectively, as compared to the same periods in the prior year.  The increase in net sales reflects continued strong acceptance of the INFUSE Bone Graft for spinal fusion, which is used in conjunction with the LT-CAGE, a lumbar tapered spinal fusion device, and our rapidly growing product line of Minimal Access Spinal Technology (MAST) products.  ENT net sales for the three and six months ended October 24, 2003 increased by approximately 12% and 10%, respectively, compared to the same periods in the prior year.  SNT net sales for the three and six months ended October 24, 2003 increased by approximately 11% and 12%, respectively, compared to the same periods in the prior year.

Looking forward, we expect to benefit from the following:

•                  Continued acceptance of our expanding base of MAST products, including the Device for Intervertebral Assisted Motion (DIAM) Spinal Stabilization System, released in Europe during September 2003, the CD HORIZON® SEXTANT™ Multi-Level Technique, launched in the U.S during October 2003, and our EQUATION™ Fixation and small rod system, introduced in the U.S. during October 2003.  The DIAM Spinal Stabilization System provides flexible support of the lumbar spine while treating spinal degeneration.  The CD HORIZON SEXTANT Multi-Level Technique significantly reduces the size of the incision and related scarring, pain and recovery time in the common spinal surgical procedure to fuse two or more vertebrae of the spine together.  The EQUATION Fixation System is a small diameter rod system designed to allow for more flexibility through the use of less stiff spinal instrumentation and enables surgeons to perform traditional spinal fusions while facilitating construct assembly and increasing graft loading.

•                  Continued strong demand for our INFUSE Bone Graft coupled with an agreement signed in August 2003, which provides us with additional worldwide rights to the INFUSE technology for spine, orthopedic, and trauma indications, as well as an exclusive license for orthopedic surgery in Japan and Asia

•                  The third quarter 2004 introduction of the Legacy posterior spinal fixation system, which offers reduced size and patented screw locking technology.

Neurological and Diabetes

Neurological and Diabetes products consist primarily of implantable neurostimulation devices, implantable drug administration systems, neurosurgery products, urology products, gastroenterology products, and medical systems for the treatment of diabetes. Neurological and Diabetes net sales for the three and six months ended October 24, 2003 increased by $58 million and $120 million, or 17% and 19%, respectively, when compared to the same periods of the prior year.  Foreign currency had a favorable impact on net sales during the three and six months ended October 24, 2003 of approximately $9 million and $20 million, respectively, as compared to the same periods in the prior year.  The increase in Neurological and Diabetes net sales for the three and six months ended October 24, 2003, was driven by continued acceptance of our Neurostim therapies for both pain management and movement disorders, including Activa® Parkinson’s Control Therapy, InterStim® Therapy for Urinary Control, and the Bravo pH Monitoring System for the diagnosis of acid reflux.  Net sales during the three months ended October 24, 2003 also benefited from strong demand for our Paradigm 512 pump system, the market’s first intelligent wireless pump and glucose monitoring system, which was released in late July 2003.  Using wireless technology called the “Paradigm Link™”, a glucose monitor automatically transmits a blood sugar reading to the Paradigm 512 insulin pump.  The pump’s Bolus Wizard calculator then uses the information to recommend the proper insulin dosage for the user.  The glucose monitor is co-branded and co-developed with Becton Dickinson and Company (BD).

Looking ahead, the Neurological and Diabetes operating segment expects to benefit from strong demand for the following:

•                  The Paradigm 712 insulin pump, which incorporates a larger reservoir for diabetes patients requiring more insulin to keep their blood sugar levels within a normal range, the Quick-set® Plus (Q.S.P.) infusion set for use with insulin pumps, and the Guardian™ continuous glucose monitor, which is targeted at consumers.  The Paradigm 712 and the Q.S.P. infusion set were released in November 2003 and the Guardian is expected to be released in late calendar year 2003.

•                  The Synchromed® II implantable infusion pump, which features a larger drug reservoir and is 30% smaller than the current system.  We expect to launch the Synchromed II pump late in fiscal year 2004.

•                  The Kinetra® Bilateral Brain Stimulation System for the treatment of essential tremor and Parkinson’s Disease.  We expect the launch of Kinetra in late fiscal year 2004.

Vascular

Vascular products consist of coronary stents, balloon and guiding catheters, endovascular stent grafts, distal protection devices and peripheral vascular products.  Vascular net sales for both the three and six months ended October 24, 2003 remained relatively flat when compared to the same periods of the prior year.  Foreign currency had a favorable impact on net sales during the three and six months ended October 24, 2003 of approximately $9 million and $21 million, respectively, compared to the same periods in the prior year.  Vascular sales during the three and six month periods ended October 24, 2003 benefited from strong acceptance of the Driver™ and Micro-Driver™ coronary stents in Europe, continued demand for our line of balloons, guides, and guidewires and strong performance in endovascular which had 13% revenue growth, over the same period of the prior year, led by its AneuRx® AAA Stent Graft.  The increase in net sales from these products was more than offset by the expected decline in U.S. coronary stent sales as a result of the introduction by Johnson & Johnson, Inc. (J&J) of its drug-eluting stent.

Looking ahead, we expect to benefit from the following:

•                  Our strategic alliance with Abbott Laboratories, which should accelerate our entry into the drug-eluting stent market.  Our Endeavor™ clinical trials using Abbott’s proprietary immunosuppression drug ABT-578 (a rapamycin analogue) paired with our Driver stents began outside the U.S., “Endeavor I”, in January 2003 and our European pivotal, clinical trial, “Endeavor II”, began in July 2003.  In September 2003, the initial four month Endeavor data was presented at a renowned medical conference and showed positive results.

•      In the latter half of November 2003, Medtronic submitted for approval to the FDA the investigational device exemption for the Endeavor drug-eluting stent trial in the U.S.

•                  Continued acceptance of the Driver, a cobalt-based alloy coronary stent that allows for the engineering of thinner struts, which was released in the U.S. during October 2003.

•                  The Racer™, the first cobalt based alloy stent approved for biliary use, which received FDA 510k clearance in November 2003.

Cardiac Surgery

Cardiac Surgery products include perfusion systems, heart valves, minimally invasive cardiac surgery products and surgical accessories.  Cardiac Surgery net sales for the three and six months ended October 24, 2003 increased by $13 million and $27 million, or 10% and 11%, respectively, when compared to the same periods of the prior year.  Foreign currency had a favorable impact on net sales during the three and six months ended October 24, 2003 of approximately $5 million and $12 million, respectively, when compared to the same periods in the prior year.  The increase in net sales for the three and six months ended October 24, 2003 was driven by a 14% and 15% worldwide increase, respectively, in net sales from heart valves and a 16% and 15% worldwide increase, respectively, in net sales from Cardiac Surgery Technologies (CST).  The increase in net sales from heart valves reflects continued strong acceptance in the U.S. of our tissue valve line, which includes our latest generation tissue valve, the
Mosaic® valve.  The increase in net sales from CST reflects continued strong demand for our Cardioblate® BP Surgical Ablation System, which was released in the U.S. during August 2003.  Also contributing to the increase in net sales for both the three and six month periods ended October 24, 2003 is an increase in demand for our perfusion systems.  Despite a shrinking market, net sales of perfusion systems during the three and six months ended October 24, 2003 increased by 5% and 7%, respectively, over the same periods of the prior year.  The Cardioblate BP Surgical Ablation System is our latest generation ablation system and is the world’s first bipolar surgical radio-frequency ablation instrument that delivers an electrolytic irrigation solution along with its radio-frequency energy and also provides surgeons with a transmurality feedback mechanism, alerting them as to when an ablation line has been created through the full thickness of the tissue.

Looking ahead, we expect to benefit from the following:

•                     The continued shift in market demand from mechanical valves to tissue valves.

•                     The anticipated reintroduction of our porcine tissue valves in Japan late in fiscal year 2004.

•                     Continued acceptance of our Cardioplate BP Surgical Ablation System.

•                    Release of the Cardioblate XL by the end of calendar year 2003.  The Cardioblate XL is a new longer version of the cardioblate pen used in the surgical ablation systems.

Costs and Expenses

The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended		Six months ended
	October 24, 2003	October 25, 2002	October 24, 2003	October 25, 2002
Cost of products sold	24.8%	24.4%	24.8%	24.3%
Research and development	9.4	10.2	9.5	10.3
Selling, general and administrative	31.1	31.7	31.2	31.5
IPR&D	0.1	6.0	0.0	3.2
Special charges	(0.2)	(0.4)	(0.1)	0.1
Other expense, net	3.3	2.4	3.2	2.0
Interest (income)/expense, net	0.1	(0.1)	0.1	0.0

Cost of Products Sold

Cost of products sold as a percentage of net sales increased by 0.4 and 0.5 percentage points for the three and six months ended October 24, 2003, respectively, from the same periods of the prior year, to 24.8% for both periods.  The increase in cost of goods sold as a percentage of net sales was primarily driven by the unfavorable impact of the weakening U.S. dollar and a significantly higher proportion of sales from the INFUSE Bone Graft and tissue products in our Spinal business, which have lower than average margins, partially offset by an overall shift in product mix toward products with higher margins.

Research and Development

We are committed to developing technological enhancements and new indications for existing products, and less invasive and new technologies to address unmet medical needs.  Furthermore, we expect our development activities to help reduce patient care costs and the length of hospital stays.  Consistent with prior periods, we have continued to invest heavily in the future by spending aggressively on research and development efforts, with research and development spending during the three and six months ended October 24, 2003, representing 9.4% and 9.5% of net sales, respectively, or $202.4 million and $400.3 million, respectively.  We expect spending to continue in the range of 9.5% to 10.5% of net sales.

Selling, General and Administrative

Selling, general and administrative expense as a percentage of net sales decreased for the three and six months ended October 24, 2003 by 0.6 and 0.3 percentage points from the same periods of the prior year, to 31.1% and 31.2%, respectively.

This decrease primarily relates to our continued focus on cost control measures.  We continue to control costs through the identification of efficiencies in conjunction with the integration of acquisitions and the implementation of cost control measures in our existing businesses.

Special and IPR&D Charges

Special and IPR&D charges taken during the three and six months ended October 24, 2003 and October 25, 2002 were as follows:

	Three months ended		Six months ended
	October 24, 2003	October 25, 2002	October 24, 2003	October 25, 2002
Special charges:
Litigation	$—	$(8.0)	$—	$(8.0)
Asset write-downs	—	—	—	8.9
Restructuring and other related charges	—	—	—	16.1
Change in estimate	(4.8)	—	(4.8)	(14.5)
Total special charges	(4.8)	(8.0)	(4.8)	2.5
IPR&D	1.9	114.2	1.9	114.2
Total special and IPR&D charges, pre-tax	(2.9)	106.2	(2.9)	116.7
Less tax impact	1.8	8.1	1.8	4.2
Total special and IPR&D charges, after tax	$(1.1)	$114.3	$(1.1)	$120.9

Special and IPR&D charges for the three and six month periods ended October 24, 2003 consisted of a reversal of $4.8 million related to the Vascular facility consolidation initiatives.  The $4.8 million change in estimate is a result of the following favorable outcomes in the execution of these initiatives: a decrease of $2.4 million as a result of selling or utilizing existing assets which were previously identified for impairment; a decrease of $1.8 million related to subleasing a facility earlier than anticipated; and a decrease of $0.6 million in severance payments related to employees identified for elimination who found positions elsewhere in the Company.  In addition, a $1.9 million charge was taken for IPR&D related to the acquisition of TVI.

Special charges for the three months ended October 25, 2002 consisted of a $15.0 million charge related to a litigation settlement, more than offset by a $23.0 million reversal related to a final adjustment of a previously recognized settlement with a competitor on the rapid exchange perfusion delivery system.  IPR&D charges of $114.2 million were associated with the acquisition of SDC.

Special and IPR&D charges recorded during the six months ended October 25, 2002, include those discussed above for the second quarter of fiscal year 2003 as well as special charges totaling $10.5 million, net.  These special charges relate to the Vascular facility consolidation initiatives in our operations, partially offset by the reversal of unused portions of previously recognized charges for other restructuring initiatives.  The Vascular initiatives included a $10.8 million restructuring charge, an $8.9 million asset write-down, and $5.3 million of other restructuring related charges. The $10.8 million restructuring charge consisted of $4.6 million for lease cancellations and $6.2 million for severance costs.  The $8.9 million asset write-down related to assets, which were no longer utilized, including accelerated depreciation of assets held and used.  The $5.3 million of other restructuring-related charges were associated with incremental expenses incurred as a direct result of the Vascular restructuring initiative, and consisted of retention and productivity bonuses for services rendered by employees prior to July 26, 2002, as well as equipment and facility moves. These other restructuring-related charges were incurred during the quarter the initiative was announced.  These Vascular restructuring initiatives were expected to result in the elimination of 685 employees, an annualized operating savings of approximately $35.0 to $40.0 million, and an annualized tax savings of approximately $8.0 million.  Of the 685 employees identified for elimination, 629 have been eliminated as of October 24, 2003 and no further positions will be eliminated under this charge.  The excess reserves related to severance and other charges have been reversed, as noted above.  This charge was partially offset by a reversal of $14.5 million of reserves no longer considered necessary.  The first reversal of $8.9 million, which included $1.7 million for asset write-downs, related to restructuring initiatives from the fourth quarter of fiscal year 2001 and the first quarter of fiscal year 2002. The outcome of these initiatives was favorable compared to the initial estimates for two reasons.  Several employees who were in positions identified for elimination found other jobs within the Company, and two sales offices that were initially identified for closure ultimately did not close.  The second reversal of $5.6 million related to distributor termination costs accrued in connection with the merger of PercuSurge, Inc. (PercuSurge).  The outcome of the PercuSurge distributor terminations was favorable to the original estimates as a result of anticipated contractual commitments that did not materialize. These reserves were no longer considered necessary, as the initiatives have been completed.

Other Expense, net

Other expense, net includes intellectual property amortization expense, royalty income and expense, realized minority investment gains and losses, realized foreign currency transaction gains and losses, and other than temporary unrealized losses in minority investments.  Other expense, net for the three and six months ended October 24, 2003 increased by 0.9 and 1.2 percentage points, to $72.4 million and $136.0 million, respectively, compared to the same periods in the prior year.  The majority of the $27.1 million increase for the three month period relates to an increase in foreign currency hedging losses as compared to the second quarter of the prior year and an increase in royalty expense which is driven by higher sales in certain product lines.  In the second quarter of the prior year we reversed approximately $20.0 million of royalty expense related to an injunction on the sales of our rapid exchange delivery system.  These increases were partially offset by a decrease in write-downs of minority investments from approximately $27.0 million in the second quarter of the prior year, to approximately $13.0 million in this quarter.  The $13.0 million was comprised principally of a write down on one investment of approximately $10.0 million.  The $64.9 million increase for the six months ended October 24, 2003 is impacted by the same items noted above.

Interest Income/Expense, net

For the three and six months ended October 24, 2003, net interest expense increased 0.2 and 0.1 percentage points, compared to the same periods in the prior year.  The $2.3 million six month increase reflects an increase in interest expense of $2.7 million, partially offset by a $0.4 million increase in interest income.  The increase in interest expense relates to an unfavorable comparison of the six months ended October 25, 2003, which included the reversal of previously accrued interest expense on an overturned award settlement.

Income Taxes

	Three months ended		Six months ended
(dollars in millions)	October 24, 2003	October 25, 2002	October 24, 2003	October 25, 2002
Provision for income taxes	$205.4	$186.3	$398.4	$349.4
Effective tax rate	30.1%	38.2%	30.1%	33.8%
Impact of special and IPR&D charges	0.1%	8.2%	0.1%	3.8%

Our effective tax rate for the three and six months ended October 24, 2003 decreased by 8.1 and 3.7 percentage points compared to the same periods in the prior year as a result of the tax impact of special and IPR&D charges in the prior year.

Liquidity and Capital Resources

(dollars in millions)	October 24, 2003	April 25, 2003
Working capital	$446.0	$2,792.2
Current ratio*	1.1 : 1.0	2.5 : 1.0
Cash, cash equivalents, and short-term investments	$1,190.3	$1,492.8
Short-term borrowings and long-term debt	$2,466.2	$2,365.6
Net cash position**	$(1,275.9)	$(872.8)
Long-term investments	$1,303.2	$594.0

* — Current ratio is the ratio of current assets to current liabilities.

** — Net cash position is the sum of cash, cash equivalents, and short-term investments less short-term borrowings and long-term debt.

The decrease in our working capital and current ratio since April 25, 2003, primarily relates to the reclassification of $1,973.8 million of contingent convertible debentures from long-term liabilities to current liabilities as a result of the next scheduled put option being within twelve months of the balance sheet date (see further discussion regarding the terms of the contingent convertible debenture in the “Debt and Capital” section).  The decrease in the net cash position since April 25, 2003 primarily relates to a decision to invest a greater percentage of our available financial resources in fixed income securities with maturity dates greater than one year to take advantage of higher interest yields.

We believe our existing cash and investments, as well as our unused lines of credit of $1,327.8 million, if needed, will satisfy our foreseeable working capital requirements for at least the next twelve months.

We have entered into agreements to sell, at our discretion, specific pools of trade receivables without recourse in Japan and Spain.  At October 24, 2003 and April 25, 2003, we had sold approximately $28.5 million and $82.7 million, respectively, of our trade receivables to financial institutions.  The discount cost related to the sale was immaterial and was recorded as interest expense in the accompanying statements of consolidated earnings.

Long-term Contractual Obligations and Other Commitments

Our long-term contractual obligations and other commitments have fluctuated as anticipated based on current year operations.  Since April 25, 2003, the Company has entered into additional contractual obligations and commitments resulting in a net increase of approximately $475.0 million over the next 5 years and thereafter, most notably related to foreign currency contracts, a commitment to replace the Company's existing legacy enterprise resource systems, and inventory purchase commitments.  The most significant change in our contractual obligations and commitments relates to the Company’s foreign currency contracts, which have experienced a net increase of $352.8 million since April 25, 2003 as a result of our continued foreign currency hedging strategy.  The Company has also recently committed to migrate its existing legacy enterprise resource systems onto a single platform to facilitate a global view of all of its businesses.  The remaining increase is primarily associated with routine inventory purchase commitments. Since April 25, 2003, the estimated increase (decrease) in the Company’s contractual obligations and commitments for each of the next five years and thereafter are as follows: 2004, $(453.6) million; 2005, $802.4 million; 2006, $94.0 million; 2007, $(13.1) million; 2008, $(5.5) million; and thereafter, $50.8 million.

Debt and Capital

Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percent of total interest-bearing debt and equity was 23.0% at both October 24, 2003 and April 25, 2003.  We have existing lines of credit with various banks, which include our syndicated credit facilities, totaling $1,813.6 million, of which approximately $1,327.8 million is available at October 24, 2003.

In October 2003, the Company’s Board of Directors authorized the repurchase of up to 30 million shares of the Company’s common stock.  Shares will be repurchased from time to time to support the Company’s stock-based compensation programs and to take advantage of favorable market conditions.  The Company has repurchased approximately 10.7 million shares at an average price of $48.14 during the six months ended October 24, 2003 and has approximately 33.8 million shares remaining under current buyback authorizations approved by the Board of Directors as of October 24, 2003.

On September 17, 2001, we completed a $2,012.5 million private placement of 1.25% contingent convertible debentures due September 15, 2021. Each debenture is convertible into our common stock at an initial conversion price of $61.81 per share.  The conversion price of the debentures will be adjusted based on the occurrence of specified events, including a stock splits, stock dividends, or cash dividends exceeding 15% of our market capitalization.  The net proceeds from this offering were used to repay a substantial portion of the outstanding bridge financing obtained in connection with the acquisitions of MiniMed and MRG.

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

We maintain a $1,500.0 million commercial paper program. This program allows us to issue debt securities with maturities up to 364 days from the date of issuance. At October 24, 2003, outstanding commercial paper totaled $347.4 million. The weighted average annual original maturity of the commercial paper outstanding was approximately 20 days and the weighted average annual interest rate was 1.07% for the quarter ended October 24, 2003.

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

Interest rates on these borrowings are determined by a pricing matrix based on our long-term debt ratings assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. Facility fees are payable on the credit facilities and determined in the same manner as the interest rates. Under terms of the agreements, our consolidated tangible net worth must at all times be greater than or equal to $1,040.4 million, increased by an amount equal to 100% of the net cash proceeds from any equity offering occurring after January 24, 2002. Our consolidated tangible net worth, defined as consolidated assets less goodwill, intangible assets (other than patents, trademarks, licenses, copyrights and other intellectual property, and prepaid assets), and consolidated liabilities, at October 24, 2003 was approximately $3,922.0 million. The agreements also contain other customary covenants and events of default, all of which we remain in compliance with as of October 24, 2003.

Operations Outside of the United States

The following charts illustrate U.S. net sales versus net sales outside the U.S. for the three and six month periods ended October 24, 2003 and October 25, 2002:

Net Sales
(in millions)

Three Months Ended	Six Months Ended

For the three and six month periods ended October 24, 2003, consolidated net sales outside the U.S. grew faster than U.S. consolidated net sales primarily as a result of the favorable impact of currency translation and increases experienced in our Vascular segment.  Vascular continues to experience increased coronary stent sales outside the U.S., in contrast with the expected decline in U.S. coronary stent sales after the release of J&J’s drug-eluting stent.  The increase in coronary stent sales outside the U.S. relates to strong demand for the Driver and recently launched MicroDriver coronary stents.

Net sales outside the U.S. are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. Receivables outstanding within our international affiliates totaled $879.3 million at October 24, 2003, or 43.0%, and $760.6 million at April 25, 2003, or 40.9%, of total outstanding accounts receivable. The increase in the percentage of accounts receivable from customers outside the U.S. is primarily driven by the impact of changes in foreign currency exchange rates.  Operations outside the U.S. could be negatively impacted by changes in political, labor or economic conditions, changes in regulatory requirements or potentially adverse foreign tax consequences, among other factors.

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

Our objective in managing exposure to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with foreign exchange rate changes. We enter into various contracts, principally forward contracts that change in value as foreign exchange rates change, to protect the value of existing foreign currency assets, liabilities, net investments, and probable commitments. The gains and losses on these contracts offset changes in the value of the related exposures. It is our policy to enter into foreign currency hedging transactions only to the extent true exposures exist; we do not enter into foreign currency transactions for speculative purposes. Our risk management activities for the three and six months ended October 24, 2003 were successful in minimizing the net earnings and cash flow impact of currency fluctuations despite volatile market conditions.

We had foreign exchange derivative contracts outstanding in notional amounts of $2.822 billion and $2.469 billion at October 24, 2003 and April 25, 2003, respectively.  The fair value of these contracts at October 24, 2003 was $185.1 million less than the original contract value. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at October 24, 2003 indicates that, if the U.S. dollar uniformly weakened by 10% against all currencies, the fair value of these contracts would decrease by $302.1 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all major currencies, the fair value of these contracts would increase by $274.4 million. Any gains and losses on the fair value of derivative contracts would be largely offset by losses and gains on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

We are also exposed to interest rate changes affecting principally our investments in interest rate sensitive instruments. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10% change in short-term interest rates compared to interest rates at October 24, 2003 indicates that the fair value of these instruments would change by less than $2.0 million.

Item 4. Controls and Procedures

(a) As of October 24, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic Securities and Exchange Commission filings.

(b) During the fiscal quarter ended October 24, 2003, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On October 6, 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, Inc. (J&J), filed suit in federal court in the District Court of Delaware against Arterial Vascular Engineering, Inc. (AVE), which we acquired in January 1999. The suit alleged that AVE’s modular stents infringe certain patents now owned by Cordis. Boston Scientific Corporation is also a defendant in this suit. On December 22, 2000, a Delaware jury rendered a verdict that the previously marketed MicroStent and GFX stents infringe valid claims of two patents and awarded damages to Cordis totaling approximately $271.0 million. On March 28, 2002, the District Court entered an order in favor of AVE, deciding as a matter of law that AVE’s MicroStent and GFX stents do not infringe the patents. Cordis appealed, and on August 12, 2003 the Court of Appeals for the Federal Circuit reversed the District Court’s decision and remanded the case to the District Court for further proceedings.  Such further proceedings should include a new claim construction and a new trial as to liability.  The Circuit Court did not affirm the jury’s verdict as to liability or damages.  Consequently, the Company has not recorded an expense related to this matter.  The Company intends to petition the U.S. Supreme Court to review this matter.  In the meantime, Cordis has moved the District Court to reinstate the jury verdict, and Medtronic has opposed the motion.  No schedule has been set for remand proceedings in the District Court.

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

On June 15, 2000, we filed suit in U.S. District Court in Minnesota against Guidant seeking a declaration that the Jewel® AF device does not infringe certain patents held by Guidant and/or that such patents were invalid. Thereafter, Guidant filed a counterclaim alleging that the Jewel AF and the Gem III® AT™ devices infringe certain patents relating to atrial fibrillation. The Court held a hearing to determine construction of claims but has not yet issued its order.

On September 12, 2000, Cordis filed an additional suit against AVE in the District Court of Delaware alleging that AVE’s S670, S660 and S540 stents infringe the patents asserted in the October 1997 Cordis case above. The Court has stayed proceedings in this suit until the appeals were decided in the 1997 case above. No case schedule has been set for this matter.

On January 26, 2001, DePuy/AcroMed, Inc. (DePuy/AcroMed), a subsidiary of J&J, filed suit in U.S. District Court in Massachusetts alleging that Medtronic Sofamor Danek, Inc. (MSD) was infringing a patent relating to a design for a thoracolumbar multiaxial screw (MAS). In March 2002, DePuy/AcroMed supplemented its allegations to and claim that MSD’s M10, M8 and Vertex® screws infringe the patent. On April 17, 2003, the District Court ruled that the M10 and M8 multiaxial screws do not infringe. There will be further proceedings with respect to the Vertex screws and the previously sold MAS.  Trial is scheduled to commence in June 2004.

On May 9, 2001, MSD filed a lawsuit against Dr. Gary Karlin Michelson and Karlin Technology, Inc. (together, KTI) in the U.S. District Court for the Western District of Tennessee. The suit seeks damages and injunctive relief against KTI for breach of purchase and license agreements relating to intellectual property in the field of threaded and non-threaded spinal interbody implants and cervical plates, fraud, breach of non-competition obligations and other claims.  In October 2001, KTI filed several counterclaims against MSD as well as a third party complaint against Sofamor Danek Holdings, Inc., a related entity, seeking damages and injunctive relief based on several claims, including breach of contract, infringement of several patents, fraud and unfair competition. The parties have disputed the scope of the rights in the above agreements with respect to future improvements.  In November 2003, the court issued a ruling limiting the Company’s rights under such purchase and license agreements to inventions disclosed in a patent and patent applications identified in the agreements and excluding rights to later inventions.  The case will now proceed in the District Court on the patent infringement claims made by KTI against MSD with respect to certain of its threaded and non-threaded spinal interbody implants and the parties' respective breach of contract and other claims.  The trial is currently scheduled for January 2004. Medtronic plans to move the Court for interlocutory appellate review of its November 2003 ruling.

On June 6, 2001, MiniMed and its directors were named in a putative class action lawsuit filed in the Superior Court of the State of California for the County of Los Angeles. The plaintiffs purport to represent a class of stockholders of MiniMed asserting claims in connection with our acquisition of MiniMed, alleging violation of fiduciary duties owed by MiniMed and its directors to the MiniMed stockholders. Among other things, the complaint sought preliminary and permanent injunctive relief to prevent completion of the acquisition. In August 2001, the Court denied the plaintiffs’ request for injunctive relief to prevent completion of the acquisition. Plaintiffs have amended their complaint and the court has granted plaintiffs’ motion seeking certification of a class action. The class is defined as holders of record of MiniMed common stock on July 16, 2001, excluding any such shareholders who were also shareholders of a related company, MRG, on that date. The court has under consideration defendants’ motion for summary judgment, and a hearing date is scheduled for January 2004 with a trial date in  March 2004.

On October 31, 2002, the Department of Justice filed a notice that the U.S. was declining to intervene in an action against Medtronic filed under seal in 1998 by two private attorneys (Relators), under the qui tam provisions of the federal False Claims Act. Relators alleged that Medtronic defrauded the FDA in obtaining pre-market approval to manufacture and sell Models 4004, 4004M, 4504 and 4504M pacemaker leads in the late 1980s and early 1990s. Relators further alleged that Medtronic did not provide information about testing of the pacemaker leads to the FDA in the years after the agency’s approval of the leads. Pursuant to the requirements of the False Claims Act, the case remained under seal while the U.S. Department of Justice determined whether to intervene in the action and directly pursue the claims on behalf of the U.S. On June 6, 2003, Medtronic’s motion to dismiss the action on several grounds was denied by the U.S. District Court, Southern District of Ohio. The Sixth Circuit Court of Appeals has accepted an interlocutory appeal to review that decision. A previously set trial date has been taken off the court’s calendar.

On May 2, 2003, Cross Medical Products, Inc. (Cross) sued MSD in the United States District Court for the Central District of California. The suit alleges that our CD Horizon®, Vertex and Crosslink® products infringe certain patents owned by Cross. We have counterclaimed that Cross’ cervical plate products infringe certain patents of MSD, and Cross has filed a reply alleging that MSD infringes certain cervical plate patents of Cross.

On August 19, 2003, Edwards Lifesciences LLC and Endogad Research PTY Limited sued Medtronic, Medtronic AVE, Cook Incorporated and W.L. Gore & Associates, Inc. in the United States District Court for the Northern District of California.  The suit alleges that a patent owned by Endogad and licensed to Edwards is infringed by our AneuRx® Stent Graft and/or Talent Endoluminal Stent-Graft System, and by products of Cook and Gore.  No case schedule has been set for this matter.

On September 4, 2003, the Company was informed by the Department of Justice that the government is investigating allegations that certain payments and other services provided to physicians by MSD constituted improper inducements under the federal Anti-Kickback Statute.  The allegations were made as part of a civil qui tam complaint brought pursuant to the federal False Claims Act.  On November 21, 2003, Medtronic was served with a government subpoena seeking documents in connection with these allegations.  The case remains under seal in the United States District Court for the Western District of Tennessee.  The Company  is cooperating fully with the investigation.

On October 2, 2003, Etex Corporation served MSD, Medtronic and Medtronic International Ltd. with a Notice and Demand for Arbitration, as required by the terms of a Purchase and Option Agreement between Medtronic and Etex Corporation entered into on March 27, 2002. The arbitration demand alleges breach of the agreements, fraud, deceptive trade practices and antitrust violations and asks for specific performance and /or monetary damages. The arbitration is governed by Minnesota law and the Federal Arbitration Act. No case schedule has been set for this matter.

On October 2, 2003, Cordis sued Medtronic Vascular, Inc. in the U.S. District Court, Northern District of California, alleging that the S7 stent delivery system infringes certain patents owned by Cordis.  No case schedule has been set for this matter.

On November 11, 2003, Endoscopic Technologies, Inc., d/b/a Estech, Inc., filed suit in U.S. District Court for the Northern District of California asserting claims under the Sherman Antitrust Act, the California State Antitrust Act and unfair trade practices under the California Business and Professions Code.  The case was designated a related case to a suit for patent infringement that Medtronic had filed against Estech relating to Estech’s stabilization device for coronary surgery.  No case schedule has been set for this matter.

We believe that we have meritorious defenses against the above claims and intend to vigorously contest them. Negative outcomes of the litigation matters discussed above are not considered probable or cannot be reasonably estimated. Accordingly, we have not recorded reserves regarding these matters in our financial statements as of October 24, 2003. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable or a probable loss cannot be reasonably estimated, a liability is not recorded. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. While it is not possible to predict the outcome of the actions discussed above, we believe that costs associated with them will not have a material adverse impact on our consolidated financial position or cash flows, but may be material to the consolidated results of operations of any one period.

Item 2.  Changes in Securities and Use of Proceeds

On September 15, 2003, the Company acquired substantially all of the assets of TVI and issued 1,200,240 shares of common stock to TVI, of which 140,028 shares of common stock were placed in escrow in connection with certain potential indemnification obligations of TVI.  The transaction was intended by the parties to constitute a reorganization within the meaning of Section 368(a)(1)(C) of the Internal Revenue Code.

The issuance of shares of common stock by the Company to TVI described above were deemed to be exempt from registration under the Securities Act of 1933 as amended (the “Securities Act”), in reliance on Section 3(a)(10) of the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders

A report on matters submitted to a vote at the 2003 annual meeting of shareholders held on August 28, 2003 was included in the Company’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2003 under Part II, Item 4.

Item 6.           Exhibits and Reports on Form 8-K

(a)               Exhibits

10.1	2003 Long-Term Incentive Plan, incorporated herein by reference to Appendix B of the Company’s
2003 Proxy Statement filed with the Commission on July 28, 2003.

10.2	Executive Incentive Plan, incorporated herein by reference to Appendix C of the Company’s 2003
Proxy Statement filed with the Commission on July 28, 2003.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)              Reports on Form 8-K

During the quarter ended October 24, 2003, the Company filed (i) a Report on Form 8-K on August 12, 2003 under items 5, 7 and 12 reporting (a) the acquisition of substantially all of the assets of TransVascular, Inc. and (b) first quarter financial results for fiscal 2004 and (ii) a Report on Form 8-K on August 13, 2003 under items 5 and 7 reporting a decision by the United States Court of Appeals for the Federal Circuit regarding a dispute with Johnson & Johnson/Cordis.

Subsequent to the quarter ended October 24, 2003, the Company filed a Report on Form 8-K on November 12, 2003 under items 7 and 12 reporting fiscal 2004 second quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medtronic, Inc.
(Registrant)

Date: December 5, 2003	/s/ Arthur D. Collins, Jr.
Arthur D. Collins, Jr.
Chairman of the Board and Chief Executive Officer

Date: December 5, 2003	/s/ Robert L. Ryan
Robert L. Ryan
Senior Vice President and Chief Financial Officer