Form 10-Q
period 2004-01-23
MEDTRONIC INC
filed 2004-03-05
CIK 64670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 23, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒   No   ☐

Shares of common stock, $.10 par value, outstanding on February 20, 2004:  1,212,202,131

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

MEDTRONIC, INC.

CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS

(Unaudited)

	Three months ended		Nine months ended
	January 23, 2004	January 24, 2003	January 23, 2004	January 24, 2003
	(in millions, except per share data)

Net sales	$2,193.8	$1,912.5	$6,421.8	$5,517.4

Costs and expenses:
Cost of products sold	538.4	474.8	1,588.4	1,349.7
Research and development expense	207.1	187.1	607.4	560.0
Selling, general, and administrative expense	679.3	587.8	1,996.5	1,722.5
Purchased in-process research and development (IPR&D)	22.0	—	23.9	114.2
Special charges	—	—	(4.8)	2.5
Other expense, net	92.8	48.5	228.8	119.6
Interest (income)/expense, net	(3.6)	3.2	(1.1)	3.4
Total costs and expenses	1,536.0	1,301.4	4,439.1	3,871.9

Earnings before income taxes	657.8	611.1	1,982.7	1,645.5

Provision for income taxes	193.9	183.4	592.3	532.8

Net earnings	$463.9	$427.7	$1,390.4	$1,112.7

Earnings per share:

Basic	$0.38	$0.35	$1.14	$0.91
Diluted	$0.38	$0.35	$1.13	$0.91

Weighted average shares outstanding:

Basic	1,211.8	1,220.5	1,214.8	1,217.2
Diluted	1,222.4	1,232.8	1,226.4	1,227.0

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	January 23, 2004	April 25, 2003
	(in millions of dollars, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,267.5	$1,470.1
Short-term investments	176.4	22.7
Accounts receivable, less allowances of $126.6 and $99.5, respectively	1,979.5	1,761.4
Inventories	976.1	942.4
Deferred tax assets, net	216.0	194.0
Prepaid expenses and other current assets	20.7	214.9
Total current assets	4,636.2	4,605.5

Property, plant, and equipment	3,150.0	2,872.9
Accumulated depreciation	(1,480.8)	(1,289.9)
Property, plant, and equipment, net	1,669.2	1,583.0

Goodwill	4,250.4	4,183.8
Other intangible assets, net	1,020.9	1,033.0
Long-term investments	1,545.5	594.0
Other assets	315.5	321.5

Total assets	$13,437.7	$12,320.8

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$2,463.8	$385.3
Accounts payable	291.9	269.4
Accrued compensation	388.3	402.1
Accrued income taxes	604.8	444.4
Other accrued expenses	325.6	312.1
Total current liabilities	4,074.4	1,813.3

Long-term debt	2.1	1,980.3
Deferred tax liabilities, net	326.2	304.3
Long-term accrued compensation	116.5	101.9
Other long-term liabilities	231.0	214.6
Total liabilities	4,750.2	4,414.4

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock — par value $1.00	—	—
Common stock — par value $0.10	121.2	121.8
Retained earnings	8,501.4	7,808.4
Accumulated other non-owner changes in equity	71.7	(12.1)
	8,694.3	7,918.1
Receivable from Employee Stock Ownership Plan	(6.8)	(11.7)
Total shareholders’ equity	8,687.5	7,906.4
Total liabilities and shareholders’ equity	$13,437.7	$12,320.8

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Nine months ended
	January 23, 2004	January 24, 2003
	(in millions)
OPERATING ACTIVITIES:
Net earnings	$1,390.4	$1,112.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	332.6	305.5
IPR&D	23.9	114.2
Special charges	(4.8)	(9.5)
Deferred income taxes	11.7	173.4
Change in operating assets and liabilities:
Accounts receivable	(115.0)	(113.7)
Inventories	74.0	(157.2)
Accounts payable and accrued liabilities	139.4	(175.4)
Changes in other operating assets and liabilities	13.4	157.1

Net cash provided by operating activities	1,865.6	1,407.1

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(30.9)	(1.9)
Additions to property, plant, and equipment	(285.1)	(270.5)
Purchases of marketable securities	(1,915.6)	(97.3)
Sales and maturities of marketable securities	804.5	486.0
Other investing activities, net	123.5	25.1

Net cash (used in) provided by investing activities	(1,303.6)	141.4

FINANCING ACTIVITIES:
Increase (decrease) in short-term borrowings, net	89.2	(139.8)
Increase in long-term debt, net	(4.7)	(0.9)
Dividends to shareholders	(263.9)	(228.2)
Issuance of common stock	177.0	128.2
Repurchase of common stock	(668.6)	(237.9)

Net cash used in financing activities	(671.0)	(478.6)

Effect of exchange rate changes on cash and cash equivalents	(93.6)	(12.0)
Net change in cash and cash equivalents	(202.6)	1,057.9

Cash and cash equivalents at beginning of period	1,470.1	410.7

Cash and cash equivalents at end of period	$1,267.5	$1,468.6

Supplemental Noncash Investing and Financing Activities:
Issuance of common stock for acquisitions	$57.5	$219.6
Issuance of stock options for acquisition	$—	$14.5
Reclassification of debentures from long-term to short-term debt	$1,973.8	$—
Reclassification of debentures from short-term to long-term debt	$—	$1,973.8

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

The Company’s fiscal year end is based on the last Friday in April and therefore the total weeks in a fiscal year can fluctuate between fifty-two and fifty-three weeks.  Fiscal year 2004 is the Company's first fifty-three week year, with the next fifty-three week year occurring in fiscal year 2010.  As a result of the extra week, the Company’s fourth quarter will include fourteen weeks as opposed to thirteen weeks in fiscal year 2003.

Note 2 — Stock-Based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  Accordingly, the Company would record compensation expense if the quoted market price on the date of grant exceeds the exercise price.  Compensation expense for stock options is calculated as the number of options granted multiplied by the amount the market price exceeds the exercise price.  For options with a vesting period, the expense, if applicable, is recognized over the vesting period.  Compensation expense is recognized immediately for options that are fully vested on the date of grant.  The Company has not recognized any stock option related employee compensation expense during the three and nine months ended January 23, 2004 or January 24, 2003.

If the Company had elected to recognize compensation expense for its employee stock-based compensation plans based on the fair values at the grant dates, consistent with the methodology prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” net earnings and earnings per share would have been reported as follows:

	Three months ended		Nine months ended
	January 23, 2004	January 24, 2003	January 23, 2004	January 24, 2003
Net Earnings
As reported	$463.9	$427.7	$1,390.4	$1,112.7
Additional compensation cost under the fair value method (1)	41.1	42.8	126.5	126.4
Pro forma	$422.8	$384.9	$1,263.9	$986.3
Basic Earnings Per Share
As reported	$0.38	$0.35	$1.14	$0.91
Pro forma	$0.35	$0.32	$1.04	$0.81
Diluted Earnings Per Share
As reported	$0.38	$0.35	$1.13	$0.91
Pro forma	$0.35	$0.31	$1.03	$0.80

(1) Additional compensation cost under the fair value method is net of related tax effects.

For purposes of the pro forma disclosures, the weighted average fair values per stock option granted for the three and nine months ended January 23, 2004 were $12.25 and  $11.89, respectively, and for the three and nine months ended January 24, 2003 were $12.74 and $12.19, respectively. The fair value was estimated using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three and Nine months ended
	January 23, 2004	January 24, 2003
Assumptions

Risk-free interest rate	3.24%	3.13%
Expected dividend yield	0.60%	0.54%
Annual volatility factor	23.5%	26.4%
Expected option term	5 years	5 years

Note 3 — New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.”  In December 2003, the FASB issued a revised version of this Interpretation, FIN 46(R).  FIN 46(R) addresses the requirements for business enterprises to consolidate related entities, in which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary of these entities as a result of variable economic interests.  The Company must apply either FIN 46 or FIN 46(R) to Special Purpose Entities (“SPEs”) created prior to February 1, 2003 and all entities, including SPEs, created subsequent to January 31, 2003 in the third quarter of fiscal year 2004.  The Company also must apply FIN 46(R) for all entities created prior to February 1, 2003 in the fourth quarter of fiscal year 2004.

The Company has adopted FIN 46(R) beginning in the third quarter of fiscal year 2004, and no variable interests with SPEs or entities created subsequent to January 31, 2003 have been identified; therefore, there was no impact on the Company’s results of operations, financial position, or cashflows, and no disclosures were required as of January 23, 2004.  The adoption of FIN 46(R) for entities created prior to February 1, 2003 is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

In November 2003, the Emerging Issues Task Force (EITF) reached a partial consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The consensus reached requires quantitative and qualitative disclosure of debt and equity securities, classified as available-for-sale or held-to-maturity, that are impaired at the balance sheet date but an other-than-temporary impairment has not been recognized.  The disclosure must indicate the investments considered temporarily impaired at the balance sheet date and provide narrative guidance as to the determining factors in classifying the impairment as temporary.  The EITF No. 03-1 disclosure guidance is effective for the Company in the fourth quarter of fiscal year 2004.

In December 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 132 (revised 2003) “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  This standard increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. The expanded disclosures will require that plan assets be segregated by category, such as debt, equity and real estate, and that disclosures on certain expected rates of return be incorporated. SFAS No. 132(R) also will require the Company to disclose various elements of pension and postretirement benefit costs in interim-period financial statements.  This statement is effective for the Company’s U.S. plans in the fourth quarter of fiscal year 2004 and for the Company’s plans outside the U.S. starting in the fourth quarter of fiscal year 2005.

Note 4 — Acquisitions

In the third quarter of fiscal year 2004, the Company acquired all of the outstanding stock of Vertelink Corporation (Vertelink).   Vertelink is a privately held development stage company that develops materials and techniques for “over-the-wire” spinal fixation devices that can achieve multi-level stabilization of the cervical, thoracic and lumbar spine. Key Vertelink products include the KOBRATM Fixation System and the SSTTM Spinal Fixation System.  Both systems permit surgeons to place spinal instrumentation utilizing tissue-sparing, minimally invasive methods.  At the time of the acquisition, the KOBRA system was being reviewed for 510(k) approval by the U.S. Food and Drug Administration (FDA), which was subsequently obtained during the third quarter of fiscal year 2004.  The Company expects that the SST System will obtain CE Mark to support European release within the next twelve

months.   Vertelink’s products will further enhance the strategic initiative of Medtronic’s Spinal business that focuses on Minimal Access Spinal Technologies (MAST).  The consideration paid was approximately $22.1 million in cash, subject to purchase price increases, which will be triggered by the achievement of certain milestones.  In connection with the acquisition the Company has allocated $22.0 million of the purchase price to IPR&D, which was expensed on the date of the acquisition, and the remaining amount to fixed assets and other intangible assets (see Note 5).

In January 2004, the Company also acquired substantially all of the assets of Premier Tool, Inc. (Premier Tool).  Premier Tool is a privately held corporation engaged in the engineering and manufacturing of metal instruments used to implant spinal devices. The assets acquired will enhance Medtronic’s current line of spinal instrumentation.  The consideration paid was approximately $4.0 million.  The purchase price was allocated primarily to other intangible assets and property and equipment, with the remainder allocated to goodwill, which was assigned entirely to the Vascular operating segment.

The pro forma impact of the results of Vertelink and Premier Tools was not significant, individually or in the aggregate, to the results of the Company for the three and nine months ended January 23, 2004.

In January 2004, the Company acquired certain assets of Radius Medical Inc. (Radius), which was accounted for as a purchase of assets.  Radius is a privately held corporation specializing in the research, development and manufacture of interventional guide wires and related products for the cardiovascular marketplace.  The assets acquired from Radius will broaden and enhance Medtronic’s existing guide wire product and technology portfolio.  The consideration paid was $5.1 million, subject to purchase price increases, which would be triggered by the achievement of certain milestones. The $5.1 million purchase price was allocated to intangible assets.

In the second quarter of fiscal year 2004, the Company acquired substantially all of the assets of TransVascular, Inc. (TVI).  Prior to the acquisition, the Company had a minority investment in TVI, which was accounted for under the cost method of accounting.  TVI develops and markets the CrossPoint® TransAccess® Catheter System, a proprietary delivery technology for several current and potential vascular procedures, such as the potential ability to deliver therapeutic agents, including cells, genes, and drugs to specific tissues throughout the body.  The CrossPoint TransAccess Catheter System received FDA 510K clearance in 2002 and is indicated to facilitate the positioning and placement of catheters within the peripheral vasculature.  This strategic acquisition is expected to complement Medtronic’s current commitment to advance therapies and treatments by combining biologic and device therapies.  The consideration paid was approximately $58.7 million subject to purchase price increases, which would be triggered by the achievement of certain milestones.  The initial consideration included approximately 1.2 million shares of Medtronic common stock valued at $57.5 million, the Company’s prior investment in TVI and acquisition related costs.  The Medtronic common shares were valued based on the average of Medtronic’s trading share prices several days before and after the date when the shares to be issued became known.

In connection with the acquisition of TVI, the Company acquired $27.3 million of technology-based intangible assets that have an estimated useful life of 15 years and $1.9 million of IPR&D that was expensed on the date of acquisition  (See Note 5).  Goodwill of $31.9 million related to the acquisition was assigned entirely to the Vascular operating segment.  This goodwill is non-deductible for tax purposes.

The following table summarizes the allocation of the TVI purchase price to the estimated fair values of the assets acquired and liabilities assumed (in millions):

Current assets	$0.6
Property, plant and equipment	0.1
Other intangible assets, net	27.3
IPR&D	1.9
Goodwill	31.9
Deferred tax asset-long term	8.4
Total assets acquired	70.2

Current liabilities	0.6
Deferred tax liability-long term	10.9
Total liabilities assumed	11.5
Net assets acquired	$58.7

The proforma impact of TVI was not significant to the results of the Company for the nine months ended January 23, 2004.

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

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the SDC acquisition (in millions):

Current assets	$7.8
Property, plant and equipment	1.0
Intangible assets	25.1
IPR&D	114.2
Goodwill	115.7
Deferred tax asset-long term	5.2
Total assets acquired	269.0

Current liabilities	4.7
Deferred tax liability-long term	10.0
Total liabilities assumed	14.7
Net assets acquired	$254.3

The following unaudited pro forma data for the nine-month period ended January 24, 2003 sets forth the combined results of operations as if the acquisition of SDC had occurred on April 27, 2002.  Since SDC reported its results based on calendar quarters, the unaudited pro forma results of operations for the nine-month period ended January 24, 2003 includes the results of operations for SDC for the six month period ended September 30, 2002.  The pro forma data gives effect to actual operating results of SDC prior to the acquisition, and adjustments to reflect interest income foregone, increased intangible asset amortization, Medtronic shares issued, and options payable in Medtronic stock that were assumed in the transaction. Pro forma and reported net earnings for the nine month period ended January 24, 2003 also includes $114.2 million of non-deductible charges related to IPR&D expensed as a result of the SDC acquisition.

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

Special Charges:

There were no special charges for the three-month period ended January 23, 2004.  Special charges for the nine months ended January 23, 2004 consisted of a $4.8 million reversal related to the Vascular facility consolidation initiatives started in the first quarter of fiscal year 2003.  The $4.8 million change in estimate is a result of the following favorable outcomes in the execution of these initiatives: a decrease of $2.4 million as a result of selling or utilizing existing assets which were previously identified for impairment; a decrease of $1.8 million related to subleasing a facility earlier than anticipated; and a decrease of $0.6 million in severance payments related to employees identified for elimination who found positions elsewhere in the Company.

There were no special charges for the three-month period ended January 24, 2003.  Special charges for the nine months ended January 24, 2003 consisted of a $25.0 million charge related to the Company’s facility consolidation initiatives in the Vascular segment and a $15.0 million litigation settlement. The special charges were offset by a $23.0 million reversal for a final adjustment to a previously recognized settlement with a competitor on the rapid exchange perfusion delivery system and the reversal of $14.5 million of previously recognized charges.  These items are further explained in the following paragraphs.

The $25.0 million restructuring and other related charges associated with the Vascular facility consolidation initiatives included a $10.8 million restructuring charge, an $8.9 million asset write-down, and $5.3 million of other restructuring related charges. The $10.8 million restructuring charge included $4.6 million for lease cancellations and $6.2 million for severance costs.  The $8.9 million asset write-down related to assets, which were no longer utilized, and accelerated depreciation of assets held and used.  The $5.3 million of other restructuring-related charges included incremental expenses incurred as a direct result of the Vascular restructuring initiative, which consisted of retention and productivity bonuses for services rendered by employees prior to July 26, 2002, as well as equipment and facility moves. These other restructuring-related charges were incurred during the quarter the initiative was announced.  The Vascular restructuring initiatives were expected to result in the elimination of 685 employees, an annualized operating savings of approximately $35.0 to $40.0 million, and an annualized tax savings of approximately $8.0 million.  Of the 685 employees identified for elimination, 629 have been eliminated as of January 23, 2004 and no further positions will be eliminated under this initiative.  Excess Vascular facility consolidation reserves of $4.8 million related to severance and other charges have been reversed in fiscal year 2004, as noted above.

The fiscal year 2003 Vascular charge for the nine months ended January 24, 2003 was partially offset by a reversal of $14.5 million of previously established restructuring reserves no longer considered necessary.  The first reversal of $8.9 million, which included $1.7 million for asset write-downs, related to restructuring initiatives from the fourth quarter of fiscal year 2001 and the first quarter of fiscal year 2002. The outcome of these initiatives was favorable compared to the initial estimates for two reasons.  Several employees who were in positions identified for elimination found other jobs within the Company, and two sales offices that were initially identified for closure ultimately did not close.  The second reversal of $5.6 million related to distributor termination costs accrued in connection with the merger of PercuSurge, Inc. (PercuSurge).  The outcome of the PercuSurge distributor terminations was favorable to the original estimates as a result of anticipated contractual commitments that did not materialize. These reserves were no longer considered necessary, as the initiatives have been completed.

A summary of restructuring activity during the six months ended October 24, 2003 and nine months ended January 23, 2004 is as follows (in millions):

	Balance at April 25, 2003	Charges Utilized	Change in Estimate	Balance at October 24, 2003	Charges Utilized	Balance at January 23, 2004
Facility Reductions	$3.0	$(0.3)	$(1.8)	$0.9	$(0.2)	$0.7
Severance	0.9	(0.3)	(0.6)	—	—	—
Contractual Obligations	—	—	—	—	—	—
Total	$3.9	$(0.6)	$(2.4)	$0.9	$(0.2)	$0.7

As of January 23, 2004 the Vascular restructuring initiative is substantially complete, as the only amounts remaining in the reserves above relate to fixed lease payments for facilities.

IPR&D:

During the third quarter of fiscal year 2004, the Company acquired Vertelink, Inc.   At the date of the acquisition, $22.0 million of the purchase price was expensed for IPR&D related to spinal fixation devices that had not yet reached technological feasibility and had no future alternative use.   One of these devices, the KOBRA Fixation System, has since received FDA approval.   The technology will be adapted for use in manufacturing spinal fixation devices that can achieve multi-level stabilization of the cervical, thoracic and lumbar spine.   Prior to the acquisition, Medtronic did not have a comparable product under development.  The acquisition of Vertelink is expected to further enhance the strategic initiative of Medtronic’s Spinal business that focuses on MAST.  The Company expects to incur costs totaling $0.7 million in fiscal year 2004, $1.1 million in fiscal year 2005, $1.0 million in fiscal year 2006, and $0.6 million in fiscal year 2007 to bring these products to commercialization in the U.S.  These costs will be funded by internally generated cash flows.

During the second quarter of fiscal year 2004, the Company acquired TVI.  At the date of acquisition, $1.9 million of the purchase price was expensed for IPR&D related to a cell and agent delivery device that had not yet reached technological feasibility and had no future alternative use.  This device will be used to deliver cells, genes and drugs to specific tissues throughout the body.  Prior to the acquisition, Medtronic did not have a comparable product under development.  The acquisition of TVI is expected to complement Medtronic’s current commitment to advance therapies and treatments by combining biologic and device therapies.  The Company expects to incur costs totaling $0.5 million in fiscal year 2004, $0.8 million in fiscal year 2005, $1.1 million in fiscal year 2006, $2.0 million in fiscal year 2007, $1.8 million in fiscal year 2008, and $0.4 million in fiscal year 2009 to bring this product to commercialization in the U.S.  These costs will be funded by internally generated cash flows.

In the second quarter of fiscal year 2003, the Company acquired SDC. At the date of acquisition,  $114.2 million of the purchase price was expensed for IPR&D related to the Bryan Cervical Disc System® (Bryan Disc), which had not yet reached technological feasibility in the U.S. and had no alternative future use. The Bryan Disc is an artificial cervical disc featuring a shock-absorbing elastomer designed to replace and mimic the functionality of natural intervertebral discs removed from a patient during spinal surgery.  Prior to this acquisition, Medtronic did not have a comparable product under development, and the acquisition of SDC was expected to accelerate the Company’s entry into the arena of artificial discs. At the time of acquisition, SDC had received approval from the FDA for an investigational device exemption allowing SDC to proceed with human clinical studies, which must be completed before regulatory approval can be obtained in the U.S.  In fiscal year 2003, the Company incurred $1.2 million in costs and expects to incur $3.1 million in fiscal year 2004, $1.6 million in fiscal year 2005, and $0.6 million in fiscal year 2006 to bring this product to commercialization in the U.S. Total expected project costs, including costs already incurred and expected to be incurred, are approximately $42.7 million. These costs are being funded by internally generated cash flows.

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

Note 6 — Inventories

Inventories consist of the following (in millions):

	January 23, 2004	April 25, 2003
Finished goods	$609.4	$592.3
Work in process	148.8	135.7
Raw materials	217.9	214.4
Total	$976.1	$942.4

Note 7 — Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended January 23, 2004 are as follows (in millions):

January 23, 2004
Balance April 25, 2003	$4,183.8
Goodwill as a result of acquisitions	32.6
Currency adjustment, net	34.0
Balance January 23, 2004	$4,250.4

Intangible assets excluding goodwill as of January 23, 2004 and April 25, 2003 are as follows (in millions):

	Purchased Technology and Patents	Trademarks and Tradenames	Other	Total
As of January 23, 2004:
Amortizable intangible assets:
Original cost	$899.9	$264.7	$222.4	$1,387.0
Accumulated amortization	(231.1)	(64.0)	(71.0)	(366.1)
Other intangible assets, net	$668.8	$200.7	$151.4	$1,020.9

As of April 25, 2003:
Amortizable intangible assets:
Original cost	$849.3	$264.7	$229.4	$1,343.4
Accumulated amortization	(183.8)	(44.1)	(82.5)	(310.4)
Other intangible assets, net	$665.5	$220.6	$146.9	$1,033.0

Amortization expense for the three and nine months ended January 23, 2004 was approximately $29.7 million and $86.6 million, respectively, and for the three and nine months ended January 24, 2003 was approximately $27.6 million and $77.4 million, respectively.

Note 8 — Warranty Obligation

The Company offers a warranty on various products.  The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold.  Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.  The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim.  The Company recorded $3.9 million and $2.4 million of warranty expense for the three month periods ended January 23, 2004 and January 24, 2003, respectively, and $8.7 million and $6.2 million of warranty expense for the nine month periods ended January 23, 2004 and January 24, 2003, respectively.  The warranty accrual as of January 23, 2004 and April 25, 2003 is $18.5 million and $17.6 million, respectively.

Note 9 — Comprehensive Income and Accumulated Other Non-owner Changes to Equity

In addition to net earnings, comprehensive income includes changes in foreign currency translation adjustments, unrealized gains and losses on foreign exchange derivative contracts qualifying and designated as cash flow hedges, unrealized gains and losses on available-for-sale marketable securities, and a minimum pension liability. Comprehensive income for the three months ended January 23, 2004 and January 24, 2003 was $514.0 million and $491.9 million, respectively.  Comprehensive income for the nine months ended January 23, 2004 and January 24, 2003 was $1,474.2 million and $1,240.9 million, respectively.

The balance sheet components of accumulated other non-owner changes in equity are as follows (in millions):

	Cumulative Translation Adjustment	Unrealized Loss on Foreign Exchange Derivatives	Unrealized Loss on Investments	Minimum Pension Liability	Accumulated Other Non-Owner Changes in Equity
Balance April 25, 2003	$47.4	$(54.3)	$(1.0)	$(4.2)	$(12.1)
Period Change	32.2	(8.0)	(1.6)	(0.1)	22.5
Balance July 25, 2003	79.6	(62.3)	(2.6)	(4.3)	10.4
Period Change	44.6	(31.3)	(2.0)	(0.1)	11.2
Balance October 24, 2003	124.2	(93.6)	(4.6)	(4.4)	21.6
Period Change	77.9	(27.9)	0.5	(0.4)	50.1
Balance January 23, 2004	$202.1	$(121.5)	$(4.1)	$(4.8)	$71.7

Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in non-U.S. subsidiaries.  The tax benefit on the unrealized loss on derivatives was $19.8 million and $48.5 million for the three and nine months ended January 23, 2004, respectively.  The tax expense and tax benefit on the unrealized loss on investments for the three and nine months ended January 23, 2004 was $0.2 million and $1.8 million, respectively.  The tax benefit on the minimum pension liability was not material for the three and nine months ended January 23, 2004.

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

Presented below is a reconciliation between basic and diluted weighted average shares outstanding (in millions):

	Three months ended		Nine months ended
	January 23, 2004	January 24, 2003	January 23, 2004	January 24, 2003

Basic	1,211.8	1,220.5	1,214.8	1,217.2
Effect of dilutive securities:
Employee stock options	8.8	10.9	9.8	8.7
Other	1.8	1.4	1.8	1.1
Diluted	1,222.4	1,232.8	1,226.4	1,227.0

The calculation of weighted average diluted shares outstanding excludes options for approximately 16.7 million and 14.1 million common shares for the three months ended January 23, 2004 and January 24, 2003, respectively, and excludes options for approximately 13.4 million and 32.9 million common shares for the nine months ended January 24, 2004 and January 23, 2003, respectively, as the exercise price of those options was greater than the average market price for the period, resulting in an anti-dilutive effect on diluted earnings per share.

Note 11 — Interest (Income)/Expense

Interest income and interest expense for the three and nine month periods ended January 23, 2004 and January 24, 2003 are as follows:

	Three months ended		Nine months ended
	January 23, 2004	January 24, 2003	January 23, 2004	January 24, 2003

Interest income	$(18.0)	$(9.7)	$(40.2)	$(31.6)
Interest expense	14.4	12.9	39.1	35.0
Interest (income)/expense, net	$(3.6)	$3.2	$(1.1)	$3.4

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

	Three months ended		Nine months ended
	January 23, 2004	January 24, 2003	January 23, 2004	January 24, 2003

Cardiac Rhythm Management	$1,002.2	$905.0	$2,991.3	$2,607.3
Spinal, ENT, and SNT	433.9	344.5	1,230.7	952.4
Neurological and Diabetes	395.3	343.5	1,156.9	985.8
Vascular	211.7	181.8	599.7	569.5
Cardiac Surgery	150.7	137.7	443.2	402.4
	$2,193.8	$1,912.5	$6,421.8	$5,517.4

Geographic information:

Three months ended:

January 23, 2004	United States	Europe	Asia Pacific	Other Foreign	Eliminations	Consolidated
Revenues from external customers	$1,485.4	$449.3	$206.6	$52.5	$—	$2,193.8
Intergeographic sales	279.4	317.2	0.2	—	(596.8)	—
Total sales	$1,764.8	$766.5	$206.8	$52.5	$(596.8)	$2,193.8

Three months ended:

January 24, 2003	United States	Europe	Asia Pacific	Other Foreign	Eliminations	Consolidated
Revenues from external customers	$1,348.2	$356.0	$168.6	$39.7	$—	$1,912.5
Intergeographic sales	236.2	187.8	0.4	0.2	(424.6)	—
Total sales	$1,584.4	$543.8	$169.0	$39.9	$(424.6)	$1,912.5

Nine months ended:

January 23, 2004	United States	Europe	Asia Pacific	Other Foreign	Eliminations	Consolidated
Revenues from external customers	$4,390.3	$1,271.8	$606.1	$153.6	$—	$6,421.8
Intergeographic sales	783.6	801.2	0.6	—	(1,585.4)	—
Total sales	$5,173.9	$2,073.0	$606.7	$153.6	$(1,585.4)	$6,421.8

Nine months ended:

January 24, 2003	United States	Europe	Asia Pacific	Other Foreign	Eliminations	Consolidated
Revenues from external customers	$3,886.7	$997.6	$512.0	$121.1	$—	$5,517.4
Intergeographic sales	662.8	508.0	1.0	4.2	(1,176.0)	—
Total sales	$4,549.5	$1,505.6	$513.0	$125.3	$(1,176.0)	$5,517.4

Note 13 — Contingencies

A discussion of the Company’s policies with respcect to legal proceedings and other loss contingencies is described in the “Accounting Policies and Critical Accounting Estimates” section of the “Management's Discussion and Analysis of Financial Condition and Results of Operations.”  The description of legal proceedings in Part II, Item 1 (“Legal Proceedings”) to this filing is incorporated herein by reference.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Business

We are a world leading medical technology company, providing lifelong solutions for people with chronic disease. Our primary products include medical devices and technology to treat bradycardia, tachyarrhythmia, heart failure, atrial fibrillation, coronary vascular disease, endovascular disease, peripheral vascular disease, heart valve disease, malignant and non-malignant pain, diabetes, urological disorders, gastroenterological ailments, movement disorders, spinal disorders, neurodegenerative disorders, and ear, nose and throat disorders.

Financial Trends

Throughout these financial sections, you will read about transactions or events that materially contribute to or reduce earnings and materially affect financial trends. Among these transactions or events are charges we refer to as special charges (such as certain litigation and restructuring charges) and purchased in-process research and development (IPR&D) charges. These charges result from facts and circumstances that vary in frequency and/or impact on continuing operations.  See page 23 of this discussion and analysis and Note 5 to the consolidated condensed financial statements for more information regarding these transactions. While understanding these charges is important in understanding and evaluating financial trends, other transactions or events may also have a material impact on financial trends. A complete understanding of the special and IPR&D charges is necessary in order to estimate the likelihood that financial trends will continue.

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

Legal Proceedings — We are involved in a number of legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, which, if granted would require significant expenditures. As required by generally accepted accounting principles, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. If a loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements.

Minority Investments — We make long-term, strategic investments in companies that are in varied stages of development. We account for these investments under the cost or the equity method of accounting, as appropriate. Publicly traded investments accounted for under the cost method are adjusted to fair value at the end of each quarter based on their quoted market price.  The valuation of investments accounted for under the cost method that do not have quoted market prices is based on all available financial information related to the investee, including valuations based on recent third party equity investments in the investee.  Required adjustments to the carrying value of these investments are recorded in shareholders’ equity as accumulated other non-owner changes in equity unless an unrealized loss is considered other than temporary.  If an unrealized loss is considered other than temporary, the loss will be recognized in the statement of consolidated earnings in the period the determination is made.  Investments accounted for under the equity method are recorded at the amount of our investment and adjusted each period for our share of the investee’s income or loss and dividends paid.  Investments accounted for under both the cost and equity method are reviewed quarterly for changes in circumstance or the occurrence of events that suggest our investment is not recoverable. As of January 23, 2004 and April 25, 2003, we had $246.2 million and $236.8 million, respectively, of minority investments.  Of these investments, $232.5 million and $212.5 million, respectively, represent investments in companies that do not have quoted market prices.  Minority investments are classified as long-term investments on the consolidated balance sheet.

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

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows.  Goodwill was $4.3 billion and $4.2 billion as of January 23, 2004 and April 25, 2003, respectively.

Other intangible assets consist primarily of purchased technology, patents, and trademarks and are amortized using the straight-line method over their estimated useful lives, ranging from 3 to 20 years. We review these intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value is not recoverable.  Other intangible assets, net of accumulated amortization, was $1.0 billion as of January 23, 2004 and April 25, 2003, respectively.

Tax Strategies — Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate, as well as related interest. This rate is then applied to our quarterly operating results. In the event that there is a special and/or IPR&D charge recognized in our operating results, the tax attributable to that item would be separately calculated and recorded in the same period as the special and/or IPR&D charge.

Tax regulations require certain items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, our effective tax rate reflected in our financial statements is different than that reported in our tax return. Some of these differences are permanent, such as expenses which are not deductible on our tax return, and some are timing differences, such as depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our income statement. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred or expense for which we have already taken a deduction on our tax return but have not yet recognized as expense in our financial statements.

Tax audits associated with the allocation of income, and other complex issues, may require an extended period of time to resolve and may result in income tax adjustments if changes to our allocation are required between jurisdictions with different tax rates.  Tax authorities periodically review tax returns and propose adjustments to our tax filings.  In August 2003, the U.S. Internal Revenue Service (IRS) proposed adjustments to certain of our previously filed returns.  The positions taken by the IRS with respect to these proposed adjustments could have a material unfavorable impact on our effective tax rate in future periods.  As we believe we have meritorious defenses for our tax filings, we will vigorously defend them at the IRS appellate level and/or through litigation in the courts.  We believe we have provided for all probable liabilities resulting from tax assessments by taxing authorities.

Our current tax strategies have resulted in an effective tax rate below the U.S. statutory rate of 35%.  An increase in our effective tax rate of 1% would result in an additional income tax provision during the three and nine months ended January 23, 2004 of $6.8 million and $20.0 million, respectively.  In the three months ended January 23, 2004, we changed our estimate of the fiscal year 2004 effective tax rate, before special and IPR&D charges, from 30.0% to 29.5% (see further discussion on the tax rate change in the “Income Taxes” section.)

Overview of Operating Results

Consolidated net sales for the three and nine months ended January 23, 2004 were $2.194 billion and $6.422 billion, respectively.  This is an increase of $281 million and $904 million, respectively, or 15% and 16%, respectively, over the same periods in the prior year.  In the same periods, foreign exchange translation had a favorable impact on net sales of $94 million and $229 million, respectively.

The three month increase in net sales was primarily driven by growth in certain businesses of our Cardiac Rhythm Management (CRM); Spinal, Ear, Nose, and Throat (ENT) and Surgical Navigation Technology (SNT); Neurological and Diabetes; and Vascular operating segments.  CRM net sales for the three months ended January 23, 2004 increased by $97 million, or 11%, over the same period in the prior year.  The increase in CRM net sales during this same period was driven primarily by a 16% increase in defibrillation system sales.  Defibrillation was led by continued acceptance of the InSync II Marquis™ cardiac resynchronization therapy with defibrillator back-up (CRT-D) device, the first full quarter of sales for the Maximo™ implantable cardioverter defibrillator (ICD) and continued demand for the Marquis® VR ICD.  Spinal, ENT and SNT net sales for the three months ended January 23, 2004 increased by $89 million, or 26%, over the same period in the prior year.  This increase was driven by our Spinal business which benefited from continued strong acceptance of the INFUSE® Bone Graft for spinal fusion, and our rapidly growing line of Minimal Access Spinal Technology (MAST) products.  Neurological and Diabetes net sales for the three months ended January 23, 2004 increased by $52 million, or 15%, over the same period in the prior year.  The increase in Neurological net sales primarily related to continued acceptance of neurostimulation therapy for the treatment of chronic pain, InterStim® Therapy for Urinary Control, the Bravo pH Monitoring System™ for the diagnosis of acid reflux, and continued acceptance of our Legend® high-speed surgical drill system.  Diabetes net sales during the three months ended January 23, 2004 also benefited from strong demand for our Paradigm® 512 and 712 pump systems, which were released in late July 2003 and late October 2003, respectively.  Vascular net sales for the three months ended January 23, 2004 increased by $30 million, or 16%, over the same period in the prior year.  The increase in Vascular sales for the same period was fueled by strong sales of the Driver™ and Micro-Driver™ coronary stents in Europe and strong performance of the Endovascular line of products.

The nine month increase in net sales was primarily driven by growth in certain businesses of our CRM; Spinal, ENT, and SNT; and Neurological and Diabetes operating segments.  CRM net sales for the nine months ended January 23, 2004 increased by $384 million, or 15%, in comparison to the same period of the prior year.  The increase in CRM net sales during this same period was driven by a 25% increase in defibrillation system sales and an 8% growth in pacing systems.  Defibrillation was led by continued acceptance of the InSync II Marquis CRT-D device, the first full quarter of sales for the Maximo ICD and continued demand for the Marquis VR and DR ICDs.  Pacing growth was led by sales of our Kappa® 900 and Vitatron® C Series pacemakers and the InSync family of low-power heart failure devices.  Spinal, ENT and SNT net sales for the nine months ended January 23, 2004 increased by $278 million, or 29%, over the same period in the prior year.  This increase was driven by our Spinal business which benefited from continued strong acceptance of the INFUSE® Bone Graft for spinal fusion, and our rapidly growing line of MAST products.  Neurological and Diabetes net sales for the nine months ended January 23, 2004 increased by $171 million, or 17%, over the same period in the prior year.  Growth in Neurological net sales for the same period was driven by continued acceptance of neurostimulation therapy for the treatment of chronic pain, InterStim Therapy for Urinary Control, the Bravo pH Monitoring System for the diagnosis of acid reflux, and continued acceptance of our Legend high-speed surgical drill system.  Diabetes net sales during the nine months ended January 23, 2004 also benefited from strong demand for our Paradigm 512 and 712 pump systems.

The primary exchange rate movements that impact our consolidated net sales growth are the U.S. dollar as compared to the Euro and the Japanese Yen. The impact of foreign currency fluctuations on net sales is not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities (see “Quantitative and Qualitative Disclosures About Market Risk” following this discussion and analysis under “Item 3”).  As a result, during the three and nine months ended January 23, 2004, net earnings were minimally impacted by foreign currency fluctuations.

Acquisitions

During the third quarter of fiscal year 2004, the Company acquired all of the outstanding stock of Vertelink Corporation (Vertelink) for approximately $22.1 million in cash, subject to purchase price increases, which would be triggered by the achievement of certain milestones.   Vertelink is a privately held development stage company that develops materials and techniques for “over-the-wire” spinal fixation devices that can achieve multi-level stabilization of the cervical, thoracic and lumbar spine.  These devices permit surgeons to place spinal instrumentation utilizing  tissue-sparing, minimally invasive methods.  At the time of the acquisition, the KOBRA™ Fixation System was being reviewed for 510(k) approval by the U.S Food and Drug Administration (FDA).  Approval was subsequently obtained during the third quarter of fiscal year 2004.   The Company expects that Vertelink’s other key product, the  SST™ Spinal Fixation System, will obtain CE Mark to support European release within the next year.   Vertelink’s products will

further enhance the strategic initiative of Medtronic’s Spinal business that focuses on MAST.

During the third quarter of fiscal year 2004, the Company also acquired substantially all of the assets of Premier Tool, Inc. (Premier Tool) for approximately $4.0 million.  Premier Tool is a privately held corporation engaged in the engineering and manufacturing of metal instruments used to implant spinal devices.   The assets acquired will enhance Medtronic’s current line of spinal instrumentations.  In addition to Premier tool, the Company also acquired certain assets of Radius Medical Inc. (Radius) for approximately $5.1 million, subject to purchase price increases, which would be triggered by the achievement of certain milestones.  Radius is a privately held corporation specializing in the research, development and manufacture of interventional guide wires and related products for the cardiovascular marketplace.   The assets acquired from Radius will broaden and enhance Medtronic’s existing guide wire product and technology portfolio.

During the second quarter of fiscal year 2004, the Company acquired substantially all of the assets of TransVascular, Inc. (TVI) for approximately $58.7 million subject to purchase price increases, which would be triggered by the achievement of certain milestones.  The initial consideration included approximately 1.2 million shares of Medtronic common stock valued at $57.5 million, Medtronic’s prior investment in TVI and acquisition related costs. TVI develops and markets the CrossPoint® TransAccess® Catheter System, a proprietary delivery technology for several current and potential intravascular procedures, such as the potential ability to deliver therapeutic agents, including cells, genes and drugs to specific tissues throughout the body.  The CrossPoint TransAccess Catheter System received FDA 510K clearance in 2002 and is indicated to facilitate the positioning and placement of catheters within the peripheral vasculature.  This strategic acquisition is expected to complement Medtronic’s current commitment to advance therapies and treatments by combining biologic and device therapies.

Earnings and Earnings Per Share (dollars in millions, except per share data):

	Three Months Ended		Nine Months Ended
	January 23, 2004	January 24, 2003	January 23, 2004	January 24, 2003
Net earnings, as reported	$463.9	$427.7	$1,390.4	$1,112.7

Special and IPR&D charges, after-tax	$(22.0)	$—	$(20.9)	$(120.9)
Diluted earnings per share, as reported	$0.38	$0.35	$1.13	$0.91
Special and IPR&D charges, after-tax, per diluted share	$(0.02)	$—	$(0.02)	$(0.10)

Special and IPR&D charges in the three months ended January 23, 2004 consisted of a $22.0 million, after-tax, IPR&D charge related to the acquisition of Vertelink.

Special and IPR&D charges in the nine months ended January 23, 2004 consisted of the IPR&D charge mentioned above and $1.9 million in IPR&D charges related to the acquisition of TVI, partially offset by a $3.0 million, after-tax, reversal of previously recognized charges related to our Vascular facility consolidation initiatives.

The special and IPR&D charges in the nine months ended January 24, 2003 consisted of $114.2 million of IPR&D related to the acquisition of Spinal Dynamics Corporation (SDC), $15.0 million, after-tax, related to a litigation settlement, and $16.1 million, after-tax, related to our facility consolidation initiatives in our Vascular segment.  These charges were partially offset by a $14.9 million, after-tax, reversal to a previously recognized charge for a settlement with a competitor on the rapid exchange perfusion delivery system and the reversal of $9.5 million, after-tax, of previously recognized restructuring charges.  There were no special or IPR&D charges during the three months ended January 24, 2003.  See Note 5 to the consolidated condensed financial statements for more detail regarding special and IPR&D charges.

Net Sales

The charts below show net sales by operating segment for the three and nine months ended January 23, 2004 and January 24, 2003 (dollars in millions):

Three Months Ended January 23, 2004	Three Months Ended January 24, 2003

Consolidated Net Sales $2,194	Consolidated Net Sales $1,913

Nine Months Ended January 23, 2004	Nine Months Ended January 24, 2003

Consolidated Net Sales $6,422	Consolidated Net Sales $5,517

Cardiac Rhythm Management

CRM products consist primarily of pacemakers, implantable and external defibrillators, leads and ablation products.  CRM net sales for the three and nine months ended January 23, 2004 increased by $97 million and $384 million, or 11% and 15%, respectively, over the same periods in the prior year.  Foreign currency translation had a favorable impact on net sales for the three and nine months ended January 23, 2004, of approximately $48 million and $117 million, respectively, when compared to the same periods of the prior year.  The growth in net sales for both the three and nine month periods was led by a growth of 16% and 25%, respectively, in sales of defibrillation systems and growth of 7% and 8%, respectively, in pacing systems.  Defibrillation net sales growth for the three months ended January 23, 2004 was led by continued acceptance of the InSync II Marquis CRT-D and the first full quarter of Maximo ICD sales in the U.S.  In addition to the InSync II Marquis and Maximo, growth in defibrillation net sales during both the three and nine-month periods ended January 23, 2004 benefited from continued strong demand for the Marquis DR and VR ICDs.  Growth in net sales of pacing systems reflects continued growth in sales of our Kappa 900 and Vitatron C-Series pacemakers and the December 2003 release of the EnPulse™ pacing system, our most advanced pacing system to date.  Additionally, Pacing systems sales also benefited from our InSync family of low-power heart failure devices.  Net sales growth for the three months ended January 23, 2004 for both our defibrillation and pacing systems was impacted by slower than expected market expansion and the impact of a seasonal slowdown in scheduled procedures that incorporate these products.  Physio-Control grew by 1% and 3%, respectively, during the three and nine months ended January 23, 2004, which was below our expectations for this business due to a longer than anticipated sales cycle as a result of tighter capital budgets.

Looking ahead, we expect to benefit from the following:

•

SCD-HeFT, the largest ICD clinical trial conducted to date, is assessing the benefit of ICDs in an expanded group of patients believed to be at risk of sudden cardiac arrest.  Results of this National Institutes of Health sponsored and Medtronic funded clinical trial will be presented at the American College of Cardiology annual meeting on March 8, 2004.

•

The introduction of a new core ICD, Intrinsic™, which will offer a completely new pacing mode to improve right ventricular pacing therapy and promote intrinsic conduction.  We expect to introduce the product to Europe in the spring of 2004 and to the U.S. in the fall of 2004.

•

The introduction of four new CRT-D devices, which will address a number of specific unmet needs including:  1) increased defibrillation effectiveness, 2) improved heart failure patient therapy and chronic disease management, and 3) ICD therapy with pre-programmed parameters to help reduce the frequency of inappropriate and unnecessary shocks.  The new CRT-D devices are summarized as follows:

	1.	InSync Maximo, a new high-energy device, which is expected to be launched in the U.S. during the summer of 2004.
2.

InSync Sentry™, a new device which will utilize capabilities including edema monitoring to preemptively manage a patient’s heart failure disease progression.  Edema is the presence of abnormally large amounts of fluid and can be a predictor of impending decompensation in heart failure patients.  The InSync Sentry is expected to be launched in Europe during the summer of 2004 and in the U.S. in the late fall of 2004.

	3.	InSync III Marquis™, a new CRT-D device with ventricle to ventricle timing. The InSync III Marquis is expected to launch in the U.S. by the end of calendar year 2004.
4.

Insync II Protect™, a new CRT-D device offering unique programming efficiencies and tailored ICD therapy to minimize unnecessary shocks.  The Insync II Protect is expected to be launched in the U.S. during the fourth quarter of our fiscal year 2004.

•

Continued acceptance of EnPulse, the world’s first fully automatic pacemaker for setting pacing outputs and sensing thresholds in both the upper and lower chambers of the heart, which was released in the U.S. during December 2003.

•

The introduction of Enpulse™II, the first pacemaker with completely automatic Atrial Capture Management and the Select Secure pacing lead, to support specific and appropriate lead placement.  The Enpulse II will be released in the U.S. in the fourth quarter of fiscal year 2004.

•

Continued acceptance of the recently released Attain® Prevail™ and Attain Deflectable™ steerable lead delivery systems and the anticipated launch of two new leads, Attain bi-polar left heart lead and Sprint Fidelis™, the smallest ICD lead in the industry.

•	The recently announced partnerships with Walgreen Company and Costco Wholesale to distribute our Physio-Control AEDs through Walgreens.com and Costco.com online retail outlets.

Spinal, ENT, and SNT

Spinal, ENT, and SNT products include thoracolumbar, cervical and interbody spinal devices, bone growth and bone regeneration products (INFUSE), surgical navigation tools, and surgical products used by ENT physicians.  Spinal, ENT, and SNT net sales for the three and nine months ended January 23, 2004 increased by $89 million and $278 million, or 26% and 29%, respectively, over the same periods in the prior year.  Foreign currency translation had a favorable impact on net sales for the three and nine months ended January 23, 2004 of approximately $9 million and $22 million, respectively, as compared to the same periods in the prior year.  The increase was driven by our Spinal business, which grew 31% and 35% during the three and nine months ended January 23, 2004.  The

Spinal net sales increases reflect the acceptance of our rapidly growing product line of MAST products and the continued strong acceptance of the INFUSE Bone Graft for spinal fusion surgery used in conjunction with the recently approved INTER FIX™ and INTER FIX™ RP Threaded fusion devices, and the LT-CAGE®, a lumber tapered spinal fusion device.  INFUSE Bone graft contains recombinant human bone morphogenetic protein (rhBMP-2), the genetically engineered version of a naturally occurring protein that is capable of initiating bone growth, or bone regeneration, in specific targeted areas in the spine.  ENT net sales for the three and nine months ended January 23, 2004 increased by approximately 13% and 11%, respectively, compared to the same periods in the prior year.  SNT net sales, when compared to the prior year, declined 17% during the three months ended January 23, 2004, and increased by 1% for the nine months ended January 23, 2004.

Looking forward, we expect to benefit from the following:

•	Continued market acceptance of INFUSE Bone Graft with new devices such as the INTERFIX and INTER FIX RP threaded fusion devices and LT-CAGE lumber tapered fusion device.
•

Continued acceptance of the next generation of TSRH-3D® Spinal Instrumentation which was launched in January 2004.  The TSRH-3D Spinal Instrumentation is used to stabilize the spine to facilitate a spinal fusion and comprises a variety of screws, connectors and rods that allow for attachment to the back of the spine from any direction, angle or height.

•

Continued acceptance of the recently launched CD HORIZON® LEGACY 5.5 Spinal System, which utilizes patented technology that allows the implant profile to be reduced to better fit the patient’s anatomy while maintaining strength.  The CD HORIZON LEGACY 5.5 Spinal System is a low-profile, top tightening spinal instrumentation system that consists of an expanded selection of rods, hooks, screws and other connecting components.

Neurological and Diabetes

Neurological and Diabetes products consist primarily of implantable neurostimulation devices, implantable drug administration systems, neurosurgery products, urology products, gastroenterology products, and medical systems for the treatment of diabetes. Neurological and Diabetes net sales for the three and nine months ended January 23, 2004 increased by $52 million and $171 million, or 15% and 17%, respectively, over the same periods of the prior year.  Foreign currency had a favorable impact on net sales during the three and nine months ended January 23, 2004 of approximately $14 million and $34 million, respectively, as compared to the same periods in the prior year.  The increase in Neurological and Diabetes net sales for the three and nine months ended January 23, 2004, was driven by continued acceptance of neurostimulation therapy for the treatment of chronic pain, InterStim Therapy for Urinary Control, the Bravo pH Monitoring System for the diagnosis of acid reflux, and continued acceptance of our Legend high-speed surgical drill system.  The strong growth in the products noted above was partially offset by sales decreases in the implantable drug pump business, which was negatively impacted by product availability issues caused by the delay in the introduction of our new SynchroMed® II implantable, programmable drug pump.  Net sales for the three and nine months ended January 23, 2004 also benefited from strong demand for our Paradigm 512 and 712 insulin pump systems.  The Paradigm 512 and 712 insulin pump systems are the market’s first intelligent wireless pump and glucose monitoring system.  These pumps use wireless technology called the “Paradigm Link™” to automatically transmit blood sugar readings from the glucose monitor to the insulin pump.  The pump’s Bolus Wizard calculator then uses the information to recommend the proper insulin dosage for the user.  The glucose monitor is co-branded and co-developed with Becton Dickinson and Company.

Looking forward, we expect to benefit from the following:

•	Continued acceptance of intensive insulin management for the treatment of diabetes and the increased use of the Paradigm 512 and 712 insulin pumps.
•

The Guardian™ Continuous Glucose Monitoring System commercially released in early February 2004.  The device is designed to protect diabetes patients by alerting them to potentially dangerous fluctuations in blood sugar (glucose) levels.  The new Guardian system is an external device that utilizes a glucose sensor to continuously record blood sugar readings for up to three days.  These glucose readings are transmitted to the monitor, which is designed to sound an alarm when blood sugar levels reach high or low limits pre-set by the patient or healthcare professional.

•

Release of the SynchroMed II implantable, programmable drug pump, which features a larger drug reservoir and is 30% smaller than the current system.  We expect to launch the SynchroMed II pump in fiscal year 2005.

•	The Kinetra® Neurostimulator for the treatment of essential tremor and Parkinson’s Disease, which was commercially released in January 2004.
•	Continued strong demand for Interstim Therapy for Urinary Control and accelerated use of TransUrethral Needle Ablation (TUNA) Therapy for the minimally invasive treatment of an enlarged prostate.

Vascular

Vascular products consist of coronary stents, balloon and guiding catheters, endovascular stent grafts, distal protection devices and biliary/peripheral vascular products.  Vascular net sales for the three and nine months ended January 23, 2004 increased by $30 million for both periods, or 16% and 5%, respectively, when compared to the same periods of the prior year.  Foreign currency had a favorable impact on net sales during the three and nine months ended January 23, 2004 of approximately $15 million and $36 million, respectively, compared to the same periods in the prior year.  Coronary Vascular sales during the three and nine month periods ended

January 23, 2004 benefited from continued strong acceptance of the Driver and Micro-Driver coronary stents in Europe and continued demand for our line of balloons, guides, and guidewires including the NC Stormer® Balloon Catheter introduced in July of fiscal year 2004.  The three and nine month periods ended January 23, 2004 also benefited from strong growth in Endovascular which had 28% and 17% revenue growth, over the same periods of the prior year, led by its AneuRx® AAA Stent Graft.  In addition, during the three months ended January 23, 2004, our Peripheral Vascular business benefited from sales of the Racer Biliary Stent System, a cobalt-alloy stent, which was approved for use the U.S. during November 2003.  The Racer Biliary Stent is an over-the-wire, balloon expandable stent system that is designed to maintain bile flow in ducts with severe blockages.

Looking ahead, we expect to benefit from the following:

•

Our strategic alliance with Abbott Laboratories should accelerate our entry into the drug-eluting stent market.  Our Endeavor™ clinical trials using Abbott’s proprietary immunosuppression drug ABT-578 (a rapamycin analogue) paired with our Driver stents began outside the U.S. with “Endeavor I” our patient pivotal clinical trial; “Endeavor II” has completed its enrollment as of January 2004; and the “Endeavor III” clinical trial began enrollment in February 2004.  Our stated goal is to reach European product approval of the Endeavor Drug Eluting Stent in late calendar year 2004 and U.S. approval in the U.S. in late calendar year 2005.

•	Continued acceptance of the Driver, a cobalt-based alloy coronary stent that allows for the engineering of thinner struts, which was released in the U.S. during October 2003.
•

Continued acceptance of the Sprinter™ Semi-Compliant Rapid Exchange Balloon Dilation Catheter for use in angioplasty procedures which received CE Mark in February 2004.  The Sprinter™ Semi-Compliant Rapid Exchange Balloon Dilation Catheter is the latest in balloon technology and was developed to address the most difficult lesions in coronary angioplasty procedures.  Japan and U.S. release is scheduled for the first half of calendar year 2004 and summer of 2004, respectively.

•	Continued acceptance of the Racer Biliary Stent.

Cardiac Surgery

Cardiac Surgery products include perfusion systems, heart valves, minimally invasive cardiac surgery products and surgical accessories.  Cardiac Surgery net sales for the three and nine months ended January 23, 2004 increased by $13 million and $41 million, or 9% and 10%, respectively, when compared to the same periods of the prior year.  Foreign currency had a favorable impact on net sales during the three and nine months ended January 23, 2004 of approximately $8 million and $20 million, respectively, when compared to the same periods in the prior year.  The increase in net sales for the three and nine months ended January 23, 2004 was primarily driven by a 15% increase in net sales from heart valves for both periods, and a 20% and 17% increase, respectively, in net sales from Cardiac Surgery Technologies (CST), as compared to the same periods of the prior year.  The increase in heart valve net sales reflects continued strong acceptance of our tissue valve line, which includes our latest generation tissue valve, the Mosaic®. The increase in net sales from CST reflects continued strong demand for our Cardioblate® BP Surgical Ablation System, which was released in the U.S. during the second quarter of fiscal year 2004.  The Cardioblate BP Surgical Ablation System is our latest generation ablation system and is the world’s first irrigated bipolar surgical radio-frequency ablation system that provides transmurality feeback to the surgeon, alerting them as to when an ablation line has been created through the full thickness of the tissue.  Net sales in Perfusion systems grew 3% and 5%, respectively, for the three and nine months ended January 23, 2004.

Looking ahead, we expect to benefit from the following:

•	The continued shift in market demand from mechanical valves to tissue valves.
•	The reintroduction of our porcine tissue valves in Japan during March 2004.
•	Continued acceptance of our Cardioplate BP Surgical Ablation System.
•

Continued acceptance of the Octopus® 4.3 Tissue Stabilizer that was released in January 2004.  The Octopus 4.3 Tissue Stabilizer incorporates continued improvements to previously released designs, which allow for beating heart bypass procedures.  This device uses suction to gently hold small areas of the cardiac surface in order for the surgeon to suture grafts in place to carry blood flow around artery blockages, and is an alternative to conventional bypass procedures performed with a “heart-lung machine.”

•

Acceptance of the Resting Heart™ System for cardiopulmonary bypass, which was released in the U.S. during February 2004.  Employing Medtronic’s new Active Air Removal technology, the Resting Heart System is designed to address many of the clinical issues traditionally associated with procedures requiring a heart-lung machine.

Costs and Expenses

The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended		Nine months ended
	January 23, 2004	January 24, 2003	January 23, 2004	January 24, 2003
Cost of products sold	24.5%	24.8%	24.7%	24.5%
Research and development	9.4	9.8	9.5	10.1
Selling, general and administrative	31.0	30.7	31.1	31.2
IPR&D	1.0	—	0.4	2.1
Special charges	—	—	(0.1)	—
Other expense, net	4.2	2.5	3.6	2.2
Interest (income)/expense, net	(0.2)	0.2	—	0.1

Cost of Products Sold

Cost of products sold as a percentage of net sales decreased by 0.3 percentage points and increased by 0.2 percentage points for the three and nine months ended January 23, 2004, respectively, from the same periods of the prior year, to 24.5% and 24.7%.  The decrease in cost of goods as a percentage of net sales in the three months ended January 23, 2004 was due to a larger percentage of sales being generated from our highest margin products in comparison to the prior year period and a slightly favorable foreign currency impact in comparison to the prior year.  The increase in cost of goods sold as a percentage of net sales for the nine months ended January 23, 2004 was primarily driven by a higher proportion of sales from the INFUSE Bone Graft and tissue products in our Spinal business, which have lower than average margins, partially offset by an overall shift in product mix toward products with higher margins.

Research and Development

We are committed to developing technological enhancements and new indications for existing products, and less invasive and new technologies to address unmet medical needs.  Furthermore, we expect our development activities to help reduce patient care costs and the length of hospital stays.  Consistent with prior periods, we have continued to invest heavily in the future by spending aggressively on research and development efforts, with research and development spending during the three and nine months ended January 23, 2004, representing 9.4% and 9.5% of net sales, respectively, or $207.1 million and $607.4 million, respectively.  We expect spending to continue in the range of 9.5% to 10.5% of net sales.

Selling, General and Administrative

Selling, general and administrative expense as a percentage of net sales increased by 0.3 percentage points and decreased by 0.1 percentage point for the three and nine months ended January 23, 2004, respectively, to 31.0% and 31.1%, respectively.  The 0.3 percentage point increase primarily relates to our significant investment in expanding our sales force, which occurred in the fourth quarter of the prior year, to strengthen our distribution channels. The 0.1 percentage point decrease for the nine months ended January 23, 2004 primarily relates to our continued focus on cost control measures offset by the previously noted investment in our sales force.  We continue to control costs through the identification of efficiencies in conjunction with the integration of acquisitions and the implementation of cost control measures in our existing businesses.

Special and IPR&D Charges

Special and IPR&D charges taken during the three and nine months ended January 23, 2004 and January 24, 2003 were as follows:

	Three months ended		Nine months ended
	January 23, 2004	January 24, 2003	January 23, 2004	January 24, 2003
Special charges:
Litigation	$—	$—	$—	$(8.0)
Asset write-downs	—	—	—	8.9
Restructuring and other related charges	—	—	—	16.1
Change in estimate	—	—	(4.8)	(14.5)
Total special charges	—	—	(4.8)	2.5
IPR&D	22.0	—	23.9	114.2
Total special and IPR&D charges, pre-tax	22.0	—	19.1	116.7
Less tax impact	—	—	1.8	4.2
Total special and IPR&D charges, after tax	$22.0	$—	$20.9	$120.9

IPR&D charges of $22.0 million for the three months ended January 23, 2004 related to our acquisition of Vertelink.  Special and IPR&D charges for the nine months ended January 23, 2004 consisted of the Vertelink charge as noted above, a reversal of $4.8 million related to the Vascular facility consolidation initiatives and a $1.9 million IPR&D charge related to our acquisition of TVI.  The $4.8 million change in estimate is a result of the following favorable outcomes in the execution of Vascular initiatives: a decrease of $2.4 million as a result of selling or utilizing existing assets which were previously identified for impairment; a decrease of $1.8 million related to subleasing a facility earlier than anticipated; and a decrease of $0.6 million in severance payments related to employees identified for elimination who found positions elsewhere in the Company.

There were no special or IPR&D charges for the three-month period ended January 24, 2003.  Special and IPR&D charges for the nine months ended January 24, 2003 consisted of a $114.2 million charge for IPR&D related to the acquisition of SDC, a $25.0 million charge related to our facility consolidation initiatives in our Vascular segment and a $15.0 million litigation settlement. The special charges were offset by a $23.0 million reversal for a final adjustment to a previously recognized settlement with a competitor on the rapid exchange perfusion delivery system and the reversal of $14.5 million of previously recognized charges.  These items are further explained in the following paragraphs.

The $25.0 million restructuring and other related charges associated with the Vascular facility consolidation initiatives included a $10.8 million restructuring charge, an $8.9 million asset write-down, and $5.3 million of other restructuring related charges. The $10.8 million restructuring charge included $4.6 million for lease cancellations and $6.2 million for severance costs.  The $8.9 million asset write-down related to assets, which were no longer utilized, and accelerated depreciation of assets held and used.  The $5.3 million of other restructuring-related charges included incremental expenses incurred as a direct result of the Vascular restructuring initiative, which consisted of retention and productivity bonuses for services rendered by employees prior to our July 26, 2002 quarter end, as well as equipment and facility moves. These other restructuring-related charges were incurred during the quarter the initiative was announced.

The Vascular restructuring initiatives were expected to result in the elimination of 685 employees, an annualized operating savings of approximately $35.0 to $40.0 million, and an annualized tax savings of approximately $8.0 million.  Of the 685 employees identified for elimination, 629 have been eliminated as of January 23, 2004 and no further positions will be eliminated under this initiative.  Excess Vascular facility consolidation reserves of $4.8 million related to severance and other charges have been reversed in fiscal year 2004, as noted above.

The fiscal year 2003 Vascular charge for the nine months ended January 24, 2003, was partially offset by a reversal of $14.5 million of previously established restructuring reserves no longer considered necessary.  The first reversal of $8.9 million, which included $1.7 million for asset write-downs, related to restructuring initiatives from the fourth quarter of fiscal year 2001 and the first quarter of fiscal year 2002. The outcome of these initiatives was favorable compared to the initial estimates for two reasons.  Several employees who were in positions identified for elimination found other jobs within the Company, and two sales offices that were initially identified for closure ultimately did not close.  The second reversal of $5.6 million related to distributor termination costs accrued in connection with the merger of PercuSurge, Inc. (PercuSurge).  The outcome of the PercuSurge distributor terminations was favorable to the original estimates as a result of anticipated contractual commitments that did not materialize. These reserves were no longer considered necessary, as the initiatives have been completed.

Other Expense, net

Other expense, net includes intellectual property amortization expense, royalty income and expense, realized minority investment gains and losses, realized foreign currency transaction gains and losses, and other than temporary unrealized losses in minority investments.  Other expense, net for the three and nine months ended January 23, 2004 increased $44.3 million and $109.2 million, to $92.8 million and $228.8 million, respectively, compared to the same periods in the prior year.  The majority of the $44.3 million increase for the three-month period ended January 23, 2004 relates to an increase in foreign currency hedging losses as compared to the same period in the prior year.  The $109.2 million increase for the nine months ended January 23, 2004 is a result of several factors.  First, approximately $98.0 million of the increase is due to foreign currency hedging losses as compared to the prior year.  Second, net royalty expense increased by approximately $44.0 million in comparison to the same period in the prior year.  The royalty expense increase is due to overall higher sales levels of product subject to royalty charges as well as a fiscal year 2003 reversal of $20.0 million in royalty expenses based on the final settlement of an infringement suit related to our rapid exchange delivery system.  These increases were partially offset by a decrease in write-downs of minority investments from approximately $27.0 million in the first three quarters of the prior year, compared to approximately $13.0 million in the first three quarters of the current year and income from miscellaneous items.

Interest Income/Expense, net

For the three and nine months ended January 23, 2004, net interest income/expense accumulated to $3.6 million and $1.1 million in interest income, respectively, in comparison to $3.2 million and $3.4 million in expense, respectively, for the prior year periods.  The change from net interest expense in the prior year to net interest income in the current year is due to relatively fixed levels of debt, offset by higher yields and higher average investment balances, as a result of cash generated from operations.

Income Taxes

	Three months ended		Nine months ended
(dollars in millions)	January 23, 2004	January 24, 2003	January 23, 2004	January 24, 2003
Provision for income taxes	$193.9	$183.4	$592.3	$532.8
Effective tax rate	29.5%	30.0%	29.9%	32.4%
Impact of special and IPR&D charges	1.0%	—%	0.4%	2.4%

During the three months ended January 23, 2004, the Company changed its estimate of the fiscal year 2004 effective tax rate, excluding the impact of special and IPR&D charges, from 30.0% to 29.5%.  The rate decrease was primarily attributable to a larger portion of the Company’s income being generated in lower tax jurisdictions.  The cumulative benefit of this rate change resulted in a reduction in tax expense of $10.0 million and a reduction in the effective tax rate to 28.5%, excluding the impact of special and IPR&D charges, in the three months ended January 23, 2004.  The decrease in the effective tax rate for the three and nine months ended January 23, 2004, is due to the rate change noted above and the impact of special and IPR&D charges as compared to the prior year.

Liquidity and Capital Resources

(dollars in millions)	January 23, 2004	April 25, 2003
Working capital	$561.8	$2,792.2
Current ratio*	1.1 : 1.0	2.5 : 1.0
Cash, cash equivalents, and short-term investments	$1,443.9	$1,492.8
Short-term borrowings and long-term debt	$2,465.9	$2,365.6
Net cash position**	$(1,022.0)	$(872.8)
Long-term investments	$1,545.5	$594.0

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

We believe our existing cash and investments, as well as our unused lines of credit of $1,345.1 million, if needed, will satisfy our foreseeable working capital requirements for at least the next twelve months.

We have entered into agreements to sell, at our discretion, specific pools of trade receivables without recourse in Japan and Spain.  At January 23, 2004 we had sold approximately $36.5 million of our Japan trade receivables to financial institutions.  At April 25, 2003, we had sold approximately $82.7 million of trade receivables associated with our Japan and Spain entities.  The discount cost related to the sale was immaterial and recorded as interest expense in the accompanying statements of consolidated earnings.

Long-term Contractual Obligations and Other Commitments

Our long-term contractual obligations and other commitments have fluctuated as anticipated based on current year operations.  Since April 25, 2003, the Company has entered into additional contractual obligations and commitments resulting in a net increase of approximately $246.0 million over the next 5 years and thereafter, most notably related to foreign currency contracts, a commitment to replace the Company’s existing legacy enterprise resource systems, and various other commitments which result from the ordinary course of business.   The most significant change in our contractual obligations and commitments relates to the Company’s foreign currency contracts, which have experienced a net increase of $109.6 million since April 25, 2003 as a result of our continued foreign currency hedging strategy.  In the second quarter of the current year, the Company committed to migrate its existing legacy enterprise resource systems onto a single platform to facilitate a global view of all of its businesses.  Since April 25, 2003, the estimated increase (decrease) in the Company’s contractual obligations and commitments for each of the next five years and thereafter are as follows: 2004, $(1,167.6) million; 2005, $1,254.8 million; 2006, $98.8 million; 2007, $(5.8) million; 2008, $0.6 million; and thereafter, $65.2 million.

Debt and Capital

Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percent of total interest-bearing debt and equity was 22% and 23% at January 23, 2004 and April 25, 2003, respectively.  We have existing lines of credit with various banks, which include our syndicated credit facilities, totaling $1,830.6 million, of which approximately $1,345.1 million is available at January 23, 2004.

In October 2003, the Company’s Board of Directors authorized the repurchase of up to 30 million shares of the Company’s common stock.  Shares will be repurchased from time to time to support the Company’s stock-based compensation programs and to take advantage of favorable market conditions.  The Company has repurchased approximately 3 million and 14 million shares at an average price of $47.15 and $47.93, respectively, during the three and nine months ended January 23, 2004, and has approximately 30 million shares remaining under current buyback authorizations approved by the Board of Directors as of October 22, 2003.

On September 17, 2001, we completed a $2,012.5 million private placement of 1.25% contingent convertible debentures due September 15, 2021. Each debenture is convertible into our common stock at an initial conversion price of $61.81 per share.  The conversion price of the debentures will be adjusted based on the occurrence of specified events, including stock splits, stock dividends, or cash dividends exceeding 15% of our market capitalization.  The net proceeds from this offering were used to repay a substantial portion of the outstanding bridge financing obtained in connection with the acquisitions of MiniMed and MRG.

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

We maintain a $1,500.0 million commercial paper program. This program allows us to issue debt securities with maturities up to 364 days from the date of issuance. At January 23, 2004 and April 25, 2003, outstanding commercial paper totaled $351.0 million and $250.0 million, respectively.  The weighted average annual original maturity of the commercial paper outstanding was approximately 40 days and the weighted average annual interest rate was 1.0% for the the three months ended January 23, 2004.

In connection with the issuance of the contingent convertible debentures and commercial paper, Standard and Poor’s Rating Group and Moody’s Investors Service issued us strong long-term debt ratings of AA— and A1, respectively, and strong short-term debt ratings of A-1+ and P-1, respectively. These ratings rank us in the top 10% of all U.S. companies rated by these agencies.

In conjunction with the commercial paper program, we signed two syndicated credit facilities totaling $1,250.0 million with various banks. The two credit facilities originally consisted of a 364-day $750.0 million facility and a five-year $500.0 million facility.  In January 2003, we reduced our 364-day facility to $500.0 million and increased the five-year facility, which will expire on January 24, 2007, to $750.0 million.  The 364-day facility was also amended to provide us with the option to extend the maturity date on any outstanding loans under this facility by up to one year beyond the termination date of the facility.  In January 2004, the $500.0 million 364-day facility was renewed.  The credit facilities provide backup funding for the commercial paper program and may also be used for general corporate purposes.

Interest rates on these borrowings are determined by a pricing matrix, based on our long-term debt ratings, assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. Facility fees are payable on the credit facilities and determined in the same manner as the interest rates. Under terms of the agreements, our consolidated tangible net worth must at all times be greater than or equal to $1,040.4 million, increased by an amount equal to 100% of the net cash proceeds from any equity offering occurring after January 24, 2002. Our consolidated tangible net worth, defined as consolidated assets less goodwill, intangible assets (other than patents, trademarks, licenses, copyrights and other intellectual property, and prepaid assets), and consolidated liabilities, at January 23, 2004 was approximately $4,286.6 million. The agreements also contain other customary covenants and events of default, all of which we remain in compliance with as of January 23, 2004.

Operations Outside of the United States

The following charts illustrate U.S. net sales versus net sales outside the U.S. for the three and nine month periods ended January 23, 2004 and January 24, 2003:

Net Sales
(in millions)

Three Months Ended	Nine Months Ended

For the three and nine month periods ended January 23, 2004, consolidated net sales outside the U.S. grew faster than U.S. consolidated net sales primarily as a result of the favorable impact of currency translation and increases experienced in our Vascular and Diabetes businesses.  Vascular continues to experience increased coronary stent sales outside the U.S., in contrast with the decline in U.S. coronary stent sales after the release of J&J’s drug-eluting stent.  The increase in coronary stent sales outside the U.S. relates to strong demand for the Driver and recently launched Micro-Driver coronary stents.  The sales increases in our Diabetes business is attributed to expanded distribution of its products internationally.

Net sales outside the U.S. are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. Receivables outstanding within our international affiliates totaled $935.6 million at January 23, 2004, or 44.4%, and $760.6 million at April 25, 2003, or 40.9%, of total outstanding accounts receivable. The increase in the percentage of accounts receivable from customers outside the U.S. is primarily driven by the impact of changes in foreign currency exchange rates.  Operations outside the U.S. could be negatively impacted by changes in political, labor or economic conditions, changes in regulatory requirements or potentially adverse foreign tax consequences, among other factors.

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

Our objective in managing exposure to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with foreign exchange rate changes. We enter into various contracts, principally forward contracts that change in value as foreign exchange rates change, to protect the value of existing foreign currency assets, liabilities, net investments, and probable commitments. The gains and losses on these contracts offset changes in the value of the related exposures. It is our policy to enter into foreign currency hedging transactions only to the extent true exposures exist; we do not enter into foreign currency transactions for speculative purposes. Our risk management activities for the three and nine months ended January 23, 2004 were successful in minimizing the net earnings and cash flow impact of currency fluctuations despite volatile market conditions.

We had foreign exchange derivative contracts outstanding in notional amounts of $2.579 billion and $2.469 billion at January 23, 2004 and April 25, 2003, respectively.  The fair value of these contracts at January 23, 2004 was $282.1 million less than the original contract value. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at January 23, 2004 indicates that, if the U.S. dollar uniformly weakened by 10% against all currencies, the fair value of these contracts would decrease by $282.3 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all major currencies, the fair value of these contracts would increase by $314.6 million. Any gains and losses on the fair value of derivative contracts would be largely offset by losses and gains on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

We are also exposed to interest rate changes affecting principally our investments in interest rate sensitive instruments. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10% change in short-term interest rates compared to interest rates at January 23, 2004 indicates that the fair value of these instruments would change by less than $5.0 million.

Beginning in the third quarter of fiscal year 2004, we began lending certain fixed income securities to enhance our investment income.  These lending activities are collateralized at an average rate of 102%, of which the collateral is determined based on the underlying securities and creditworthiness of the borrowers.  The value of the securities on loan at January 23, 2004 was $125.3 million.

Item 4. Controls and Procedures

(a) As of January 23, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic Securities and Exchange Commission filings.

(b) During the fiscal quarter ended January 23, 2004, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On October 6, 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, Inc. (J&J), filed suit in federal court in the District Court of Delaware against Arterial Vascular Engineering, Inc. (AVE), which we acquired in January 1999. The suit alleged that AVE’s modular stents infringe certain patents now owned by Cordis. Boston Scientific Corporation is also a defendant in this suit. On December 22, 2000, a Delaware jury rendered a verdict that the previously marketed MicroStent and GFX stents infringe valid claims of two patents and awarded damages to Cordis totaling approximately $271.0 million. On March 28, 2002, the District Court entered an order in favor of AVE, deciding as a matter of law that AVE’s MicroStent and GFX stents do not infringe the patents. Cordis appealed, and on August 12, 2003 the Court of Appeals for the Federal Circuit reversed the District Court’s decision and remanded the case to the District Court for further proceedings.  The District Court has now issued a new claim construction and will convene the parties on March 22, 2004 to discuss what further proceedings are required.  Neither the Circuit Court nor the District Court has  affirmed the jury’s verdict as to liability or damages.  Consequently, the Company has not recorded an expense related to this matter.

On December 24, 1997, Advanced Cardiovascular Systems, Inc. (ACS), a subsidiary of Guidant Corporation (Guidant), sued AVE in federal court in the Northern District of California alleging that AVE’s modular stents infringe certain patents held by ACS, and is seeking injunctive relief and monetary damages. AVE denied infringement and in February 1998, AVE sued ACS in federal court in the District Court of Delaware alleging infringement of certain of its stent patents, for which AVE is seeking injunctive relief and monetary damages. The cases have been consolidated in Delaware and are in the discovery stage.  Trial has been scheduled to commence in January 2005.

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

On January 26, 2001, DePuy/AcroMed, Inc. (DePuy/AcroMed), a subsidiary of J&J, filed suit in U.S. District Court in Massachusetts alleging that Medtronic Sofamor Danek, Inc. (MSD) was infringing a patent relating to a design for a thoracolumbar multiaxial screw (MAS). In March 2002, DePuy/AcroMed supplemented its allegations to and claim that MSD’s M10, M8 and Vertex® screws infringe the patent. On April 17, 2003 and February 26, 2004, the District Court ruled that the M10 and M8 multiaxial screws and the Vertex screws, respectively, do not infringe. There will be further proceedings with respect to the previously sold MAS.  Trial is scheduled to commence in June 2004.

On May 9, 2001, MSD filed a lawsuit against Dr. Gary Karlin Michelson and Karlin Technology, Inc. (together, KTI) in the U.S. District Court for the Western District of Tennessee. The suit seeks damages and injunctive relief against KTI for breach of purchase and license agreements relating to intellectual property in the field of threaded and non-threaded spinal interbody implants and cervical plates, fraud, breach of non-competition obligations and other claims.  In October 2001, KTI filed several counterclaims against MSD as well as a third party complaint against Sofamor Danek Holdings, Inc., a related entity, seeking damages and injunctive relief based on several claims, including breach of contract, infringement of several patents, fraud and unfair competition. The parties have disputed the scope of the rights in the above agreements with respect to future improvements.  In November 2003, the court issued a ruling limiting the Company’s rights under such purchase and license agreements to inventions disclosed in a patent and patent applications identified in the agreements and excluding rights to later inventions.  The case will now proceed in the District Court on the patent infringement claims made by KTI against MSD with respect to certain of its threaded and non-threaded spinal interbody implants and the parties’ respective breach of contract and other claims.  The trial is currently scheduled for June 2004.

On June 6, 2001, MiniMed and its directors were named in a putative class action lawsuit filed in the Superior Court of the State of California for the County of Los Angeles. The plaintiffs purport to represent a class of stockholders of MiniMed asserting claims in connection with our acquisition of MiniMed, alleging violation of fiduciary duties owed by MiniMed and its directors to the MiniMed stockholders. Among other things, the complaint sought preliminary and permanent injunctive relief to prevent completion of the acquisition. In August 2001, the Court denied the plaintiffs’ request for injunctive relief to prevent completion of the acquisition. Plaintiffs have amended their complaint and the court has granted plaintiffs’ motion seeking certification of a class action. The class is defined as holders of record of MiniMed common stock on July 16, 2001, excluding any such shareholders who were also shareholders of a related company, MRG, on that date. The parties have agreed upon settlement in principle, subject to the Court’s approval, which is pending. The settlement will be covered by insurance.

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

On May 2, 2003, Cross Medical Products, Inc. (Cross) sued MSD in the United States District Court for the Central District of California. The suit alleges that our CD Horizon, Vertex and Crosslink® products infringe certain patents owned by Cross. We have counterclaimed that Cross’ cervical plate products infringe certain patents of MSD, and Cross has filed a reply alleging that MSD infringes certain cervical plate patents of Cross.  Trial is scheduled for December 2004.

On August 19, 2003, Edwards Lifesciences LLC and Endogad Research PTY Limited sued Medtronic, Medtronic AVE, Cook Incorporated and W.L. Gore & Associates, Inc. in the United States District Court for the Northern District of California.  The suit alleges that a patent owned by Endogad and licensed to Edwards is infringed by our AneuRx Stent Graft and/or Talent Endoluminal Stent-Graft System, and by products of Cook and Gore.  No case schedule has been set for this matter.

On September 4, 2003, the Company was informed by the Department of Justice that the government is investigating allegations that certain payments and other services provided to physicians by MSD constituted improper inducements under the federal Anti-Kickback Statute.  The allegations were made as part of a civil qui tam complaint brought pursuant to the federal False Claims Act.  On November 21, 2003, Medtronic was served with a government subpoena seeking documents in connection with these allegations.  The case remains under seal in the United States District Court for the Western District of Tennessee.  The Company  is cooperating fully with the investigation and is independently evaluating the matter, the internal processes associated therewith, and certain employment matters related thereto under the supervision of the Board.

On October 2, 2003, Etex Corporation served MSD, Medtronic and Medtronic International Ltd. with a Notice and Demand for Arbitration, as required by the terms of a Purchase and Option Agreement between Medtronic and Etex Corporation entered into on March 27, 2002. The arbitration demand alleges breach of the agreements, fraud, deceptive trade practices and antitrust violations and asks for specific performance and /or monetary damages. The arbitration is governed by Minnesota law and the Federal Arbitration Act. No case schedule has been set for this matter.  The parties are in the process of selecting an arbitrator.

On October 2, 2003, Cordis sued Medtronic Vascular, Inc. in the U.S. District Court, Northern District of California, alleging that the S7 stent delivery system infringes certain patents owned by Cordis.  Pursuant to stipulation of the parties, the Court has stayed the suit and referred the matter to arbitration.

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

We believe that we have meritorious defenses against the above claims and intend to vigorously contest them. Negative outcomes of the litigation matters discussed above are not considered probable or cannot be reasonably estimated. Accordingly, we have not recorded reserves regarding these matters in our financial statements as of January 23, 2004. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable or a probable loss cannot be reasonably estimated, a liability is not recorded. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. While it is not possible to predict the outcome of the actions discussed above, we believe that costs associated with them will not have a material adverse impact on our consolidated financial position or cash flows, but may be material to the consolidated results of operations or cash flows of any one period.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

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

(b)     Reports on Form 8-K

During the quarter ended January 23, 2004, the Company filed (i) a Report on Form 8-K on November 12, 2003 under items 7 and 12 reporting second quarter financial results for fiscal 2004.

Subsequent to the quarter ended January 23, 2004, the Company filed a Report on Form 8-K on February 11, 2004 under items 7 and 12 reporting fiscal 2004 third quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medtronic, Inc.
(Registrant)

Date: March 5, 2004	/s/ Arthur D. Collins, Jr
Arthur D. Collins, Jr.
Chairman of the Board and Chief Executive Officer

Date: March 5, 2004	/s/ Robert L. Ryan
Robert L. Ryan
Senior Vice President and Chief Financial Officer