Form 10-Q
period 2004-07-30
MEDTRONIC INC
filed 2004-09-02
CIK 64670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒   No   ☐

Shares of common stock, $.10 par value, outstanding on August 27, 2004:  1,210,281,571

PART I—FINANCIAL INFORMATION

Item 1.           Financial Statements

MEDTRONIC, INC.

CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS

(Unaudited)

	Three months ended
	July 30, 2004	July 25, 2003
	(in millions, except per share data)

Net sales	$2,346.1	$2,064.2

Costs and expenses:
Cost of products sold	550.3	514.0
Research and development expense	229.7	197.9
Selling, general and administrative expense	769.7	643.9
Other expense, net	54.6	63.6
Interest (income)/expense	(4.3)	1.4
Total costs and expenses	1,600.0	1,420.8

Earnings before income taxes	746.1	643.4

Provision for income taxes	216.4	193.0

Net earnings	$529.7	$450.4

Earnings per share:

Basic	$0.44	$0.37
Diluted	$0.43	$0.37

Weighted average shares outstanding:

Basic	1,209.0	1,217.6
Diluted	1,220.2	1,229.9

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	July 30, 2004	April 30, 2004
	(in millions, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$2,150.9	$1,593.7
Short-term investments	257.4	333.8
Accounts receivable, less allowances of $148.9 and $145.3, respectively	1,987.3	1,994.3
Inventories	932.3	877.7
Deferred tax assets, net	200.7	197.4
Prepaid expenses and other current assets	345.1	315.8
Total current assets	5,873.7	5,312.7

Property, plant and equipment	3,291.6	3,204.3
Accumulated depreciation	(1,570.4)	(1,496.0)
Net property, plant and equipment	1,721.2	1,708.3

Goodwill	4,239.1	4,236.9
Other intangible assets, net	972.1	999.3
Long-term investments	1,357.2	1,456.3
Other assets	393.7	397.3

Total assets	$14,557.0	$14,110.8

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$2,349.4	$2,358.2
Accounts payable	288.5	346.2
Accrued compensation	392.0	459.8
Accrued income taxes	807.2	637.6
Other accrued expenses	461.2	438.8
Total current liabilities	4,298.3	4,240.6

Long-term debt	1.6	1.1
Deferred tax liabilities, net	403.9	408.2
Long-term accrued compensation	132.4	123.7
Other long-term liabilities	272.7	260.2
Total liabilities	5,108.9	5,033.8

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock — par value $1.00	—	—
Common stock — par value $0.10	120.9	120.9
Retained earnings	9,243.8	8,890.9
Accumulated other non-owner changes in equity	85.6	72.0
	9,450.3	9,083.8
Receivable from employee stock ownership plan	(2.2)	(6.8)
Total shareholders’ equity	9,448.1	9,077.0

Total liabilities and shareholders’ equity	$14,557.0	$14,110.8

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three months ended
	July 30, 2004	July 25, 2003
	(in millions)
OPERATING ACTIVITIES:
Net earnings	$529.7	$450.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	110.1	99.7
Deferred income taxes	(7.3)	34.9
Change in operating assets and liabilities:
Accounts receivable	13.4	7.6
Inventories	(49.2)	13.1
Accounts payable and accrued liabilities	50.6	(33.9)
Changes in other operating assets and liabilities	13.8	8.4

Net cash provided by operating activities	661.1	580.2

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(88.9)	(71.2)
Purchases of marketable securities	(121.7)	(666.0)
Sales and maturities of marketable securities	288.7	60.1
Other investing activities, net	6.1	1.7

Net cash provided by (used in) investing activities	84.2	(675.4)

FINANCING ACTIVITIES:
Increase (decrease) in short-term borrowings, net	(6.0)	21.5
Increase (decrease) in long-term debt, net	0.5	(0.8)
Dividends to shareholders	(101.2)	(88.3)
Issuance of common stock	42.5	39.1
Repurchase of common stock	(118.1)	(158.3)

Net cash used in financing activities	(182.3)	(186.8)

Effect of exchange rate changes on cash and cash equivalents	(5.8)	(14.9)
Net change in cash and cash equivalents	557.2	(296.9)

Cash and cash equivalents at beginning of period	1,593.7	1,470.1

Cash and cash equivalents at end of period	$2,150.9	$1,173.2

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 –– Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the U.S. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Medtronic, Inc. and its subsidiaries (Medtronic or the Company) for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2004.

Note 2 — Stock-Based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  Accordingly, the Company would record compensation expense if the quoted market price on the date of grant exceeds the exercise price.  Compensation expense for stock options is calculated as the number of options granted multiplied by the amount the market price exceeds the exercise price.  For options with a vesting period, the expense is recognized over the vesting period.  Compensation expense is recognized immediately for options that are fully vested on the date of grant.  The Company has not recognized any stock option related employee compensation expense during the three months ended July 30, 2004 or July 25, 2003.

If the Company had elected to recognize compensation expense for its employee stock-based compensation plans based on the fair values at the grant dates, consistent with the methodology prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” net earnings and earnings per share would have been reported as follows (in millions, except per share amounts):

	Three months ended
	July 30, 2004	July 25, 2003
Net Earnings
As reported	$529.7	$450.4
Additional compensation cost under the fair value method (1)	33.6	37.7
Pro forma	$496.1	$412.7
Basic Earnings Per Share
As reported	$0.44	$0.37
Pro forma	0.41	0.34
Diluted Earnings Per Share
As reported	$0.43	$0.37
Pro forma	0.41	0.34

(1) Additional compensation cost under the fair value method is net of related tax effects.

For purposes of the pro forma disclosures, the weighted average fair values per stock option granted for the three months ended July 30, 2004 and July 25, 2003 were $12.48 and $12.29, respectively.  The fair values were estimated using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three months ended
	July 30, 2004	July 25, 2003
Assumptions

Risk-free interest rate	3.66%	2.38%
Expected dividend yield	0.68%	0.60%
Annual volatility factor	22.8%	25.8%
Expected option term	5 years	5 years

Note 3 — New Accounting Pronouncements

In November 2003 and March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus reached requires companies to apply new guidance for evaluating whether an investment is other-than-temporarily impaired and also requires quantitative and qualitative disclosure of debt and equity securities, classified as available-for-sale or held-to-maturity, that are determined to be only temporarily impaired at the balance sheet date. The Company incorporated the required disclosures for investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as required in the fourth quarter of fiscal year 2004, and chose to early adopt the guidance related to evaluating other-than-temporary impairment. Disclosures for all investments outside the scope of SFAS No. 115 (cost and equity method investments) are required in the fourth quarter of fiscal year 2005. Adoption will not have an impact on the Company’s condensed statements of consolidated earnings, financial position or cash flows.

In December 2003, the FASB issued SFAS No. 132 (revised 2003) “Employers’ Disclosures about Pensions and Other Post-retirement Benefits.” This standard increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. The expanded disclosures require that plan assets be segregated by category, such as debt, equity and real estate, and that disclosures on certain expected rates of return be incorporated. SFAS No. 132 (R) also will require the Company to disclose various elements of pension and post-retirement benefit costs in interim-period financial statements. The Company adopted SFAS No. 132 (R) for the Company’s U.S. plan in the fourth quarter of fiscal year 2004, resulting in additional disclosures in all interim and annual periods.  The statement is effective for the Company’s plans outside the U.S. starting in the fourth quarter of fiscal year 2005. Adoption will not have an impact on the Company’s condensed statements of consolidated earnings, financial position or cash flows.

In April 2004, the FASB issued FASB Staff Position (FSP) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (MMA). The FSP requires companies to assess the effect of MMA on their retirement-related benefit costs and obligations and reflect the effects in the financial statements, pursuant to SFAS 106, “Employer’s Accounting for Post-retirement Benefits Other Than Pensions.” In order to estimate the impact of the MMA, companies must first determine if the benefits provided under its plan are actuarially equivalent to the benefits provided under Part D of the MMA. If a company is unable to determine actuarial equivalency, due to the lack of authoritative guidance, the company is required to disclose the existence of the Act and the absence of any impact on the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost. Once actuarial equivalency is determined, the effect of the FSP is reflected either prospectively or retroactively and the impact is disclosed. The FSP is effective for the Company in the second quarter of fiscal year 2005. The Company is currently analyzing the impact of the standard and has not reflected any impact to the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost associated with the subsidy. Adoption is not expected to have a material impact on the Company’s condensed statements of consolidated earnings, financial position or cash flows.

Note 4 — Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.  Inventory balances are as follows (in millions):

	July 30, 2004	April 30, 2004
Finished goods	$591.6	$541.4
Work in process	136.5	140.1
Raw materials	204.2	196.2
Total	$932.3	$877.7

Note 5 — Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended July 30, 2004 are as follows (in millions):

July 30, 2004
Balance April 30,2004	$4,236.9
Currency adjustment, net	2.2
Balance July 30, 2004	$4,239.1

Intangible assets excluding goodwill as of July 30, 2004 and April 30, 2004 are as follows (in millions):

	Purchased Technology and Patents	Trademarks and Tradenames	Other	Total
As of July 30, 2004:
Amortizable intangible assets:
Original cost	$903.9	$264.7	$228.1	$1,396.7
Accumulated amortization	(262.0)	(77.2)	(85.4)	(424.6)
Carrying value	$641.9	$187.5	$142.7	$972.1

As of April 30, 2004:
Amortizable intangible assets:
Original cost	$901.9	$264.7	$224.8	$1,391.4
Accumulated amortization	(245.0)	(70.6)	(76.5)	(392.1)
Carrying value	$656.9	$194.1	$148.3	$999.3

Amortization expense for the three months ended July 30, 2004 and July 25, 2003 was approximately $30.0 million and $28.3 million, respectively.

Note 6 — Warranty Obligation

The Company offers a warranty on various products.  The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold.  Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.  The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim.  The Company recorded $3.5 million and $1.1 million of warranty expense for the three months ended July 30, 2004 and July 25, 2003, respectively.  The warranty accrual as of July 30, 2004 and April 30, 2004 is $34.0 million and $35.5 million, respectively.

Note 7 — Comprehensive Income and Accumulated Other Non-Owner Changes in Equity

In addition to net earnings, comprehensive income includes changes in foreign currency translation adjustments (including the change in current exchange rates, or spot rates, of net investment hedges), unrealized gains and losses on foreign exchange derivative contracts qualifying and designated as cash flow hedges, minimum pension liabilities, and unrealized gains and losses on available-for-sale marketable securities. Comprehensive income for the three months ended July 30, 2004 and July 25, 2003 was $543.3 million and $472.9 million, respectively.

Presented below is a summary of activity for each component of accumulated other non-owner changes in equity (in millions):

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Foreign Exchange Derivatives	Minimum Pension Liability	Unrealized Gain (Loss) on Investments	Accumulated Other Non-Owner Changes in Equity
Balance April 30, 2004	$128.1	$(47.0)	$(10.3)	$1.2	$72.0
Period Change	10.6	8.5	(0.5)	(5.0)	13.6
Balance July 30, 2004	$138.7	$(38.5)	$(10.8)	$(3.8)	$85.6

Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to our non-U.S. subsidiaries, which are considered permanent in nature.  The tax expense on the unrealized gain on derivatives was $4.9 million for the three months ended July 30, 2004.  The tax benefit on the minimum pension liability was not material for the three months ended July 30, 2004.  The tax benefit on the unrealized loss on investments for the three months ended July 30, 2004 was $2.8 million.

Note 8 —  Retirement Benefit Plans

The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), defined contribution savings plans, post-retirement medical plans (other benefits), and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S.  The net periodic benefit cost of the pension and post-retirement medical plans include the following components as of July 30, 2004 and July 25, 2003 (in millions):

	Qualified Pension Benefits		Non-qualified Pension Benefits		Other Benefits
	July 30, 2004	July 25, 2003	July 30, 2004	July 25, 2003	July 30, 2004	July 25, 2003

Service cost	$14.3	$11.0	$0.8	$0.6	$3.0	$2.3
Interest cost	10.0	7.7	0.7	0.5	2.6	2.0
Expected return on plan assets	(15.3)	(11.9)	—	—	(1.5)	(1.0)
Amortization of prior service cost	3.2	1.7	0.1	(0.1)	1.2	1.0
Net periodic benefit cost	$12.2	$8.5	$1.6	$1.0	$5.3	$4.3

In April 2004, the FASB issued FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (see Note 3). The FSP is effective for the Company in the second quarter of fiscal year 2005. The Company is currently analyzing the impact of the standard and has not reflected any impact to the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost associated with the subsidy. Adoption is not expected to have a material impact on the Company’s condensed statements of consolidated earnings, financial position or cash flows.

Note 9 — Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds of the potentially dilutive shares.  Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan (ESPP).  Shares related to the contingently convertible debentures are not included in diluted earnings per share as of July 30, 2004 or July 25, 2003, as the shares have not met the requirements for conversion.

Presented below is a reconciliation between basic and diluted weighted average shares outstanding (shares in millions):

	July 30, 2004	July 25, 2003
Basic	1,209.0	1,217.6
Effect of dilutive securities:
Employee stock options	9.8	10.6
ESPP and other	1.4	1.7
Diluted	1,220.2	1,229.9

The calculation of weighted average diluted shares outstanding excludes options for approximately 13 million and 11 million common shares for the three months ended July 30, 2004 and July 25, 2003, respectively, as the exercise price of those options was greater than the average market price for the period, resulting in an anti-dilutive effect on diluted earnings per share.

Note 10 — Interest (Income)/Expense

Interest income and interest expense for the three months ended July 30, 2004 and July 25, 2003 were as follows (in millions):

	Three months ended
	July 30, 2004	July 25, 2003
Interest income	$(16.9)	$(9.8)
Interest expense	12.6	11.2
Interest (income)/expense, net	$(4.3)	$1.4

Note 11 –– Segment and Geographic Information

Segment information:

The Company maintains five operating segments, which are aggregated into one reportable segment — the manufacture and sale of device-based medical therapies. Each of the Company’s operating segments has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments, and shared infrastructures. Net sales by operating segment were as follows (in millions):

	Three months ended
	July 30, 2004	July 25, 2003
Cardiac Rhythm Management	$1,096.7	$965.5
Spinal, ENT, and SNT	484.5	390.6
Neurological and Diabetes	408.3	368.0
Vascular	195.7	193.8
Cardiac Surgery	160.9	146.3
	$2,346.1	$2,064.2

Geographic information:

Three months ended (in millions):

July 30, 2004	United States	Europe	Asia Pacific	Other Foreign	Eliminations	Consolidated
Revenues from external customers	$1,591.6	$477.8	$222.8	$53.9	$—	$2,346.1
Intergeographic sales	354.4	254.5	0.2	—	(609.1)
Total sales	$1,946.0	$732.3	$223.0	$53.9	$(609.1)	$2,346.1

Three months ended (in millions):

July 25, 2003	United States	Europe	Asia Pacific	Other Foreign	Eliminations	Consolidated
Revenues from external customers	$1,405.0	$420.3	$191.5	$47.4	$—	$2,064.2
Intergeographic sales	265.9	197.6	0.2	—	(463.7)	—
Total sales	$1,670.9	$617.9	$191.7	$47.4	$(463.7)	$2,064.2

Note 12 — Contingencies

A discussion of the Company’s policies with respect to legal proceedings and other loss contingencies is described in the “Critical Accounting Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The description of legal proceedings in Part II, Item 1—Legal Proceedings to this filing is incorporated herein by reference.

Note 13 — Subsequent Events

In July 2004, the Company executed an agreement to purchase substantially all of the assets of Coalescent Surgical, Inc. (Coalescent) for $60.0 million in cash, subject to purchase price increases, which would be triggered by the achievement of certain milestones.  Coalescent is a privately held company that develops and markets anastomotic devices for use in minimally invasive cardiac surgery procedures.  This acquisition closed on August 25, 2004.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Business

We are a world leading medical technology company, providing lifelong solutions for people with chronic disease. We function in five operating segments, including Cardiac Rhythm Management (CRM); Spinal, Ear, Nose and Throat (ENT) and Surgical Navigation Technology (SNT); Neurological and Diabetes; Vascular; and Cardiac Surgery. Through these five operating segments, we develop, manufacture, and market our medical devices in more than 120 countries worldwide, and continue to expand patient access to our products in these markets. Our primary products include medical devices and technology to treat bradycardia, tachyarrhythmia, heart failure, atrial fibrillation, coronary vascular disease, endovascular disease, peripheral vascular disease, heart valve disease, malignant and non-malignant pain, diabetes, urological disorders, gastroenterological ailments, movement disorders, spinal disorders, neurodegenerative disorders and ear, nose and throat disorders.

Critical Accounting Estimates

We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted (GAAP) in the United States of America (U.S.). Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our annual report on Form 10-K for the year ended April 30, 2004.

The preparation of the condensed consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, property, plant and equipment, minority investments, legal proceedings, purchased in-process research and development (IPR&D), warranty obligations, product liability, self-insurance, pension and post-retirement obligations, sales returns and discounts, and income taxes are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience, actuarial valuations, or various assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

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

Legal Proceedings

We are involved in a number of legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures or lost revenues. We record a liability in our condensed consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of the loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the condensed consolidated financial statements. Our significant legal proceedings are discussed further in Part II, Item 1—Legal Proceedings and incorporated by reference in Note 12 to the condensed consolidated financial statements. While it is not possible to predict the outcome of the actions discussed, we believe that costs associated with these cases will not have a material adverse impact on the condensed consolidated financial position, but may be material to the condensed consolidated results of operations or cash flows of any one period. As of July 30, 2004, no reserves have been established related to these proceedings.

Minority Investments

We make long-term, strategic investments in companies that are in varied stages of development. We account for these investments under the cost or the equity method of accounting, as appropriate. Publicly traded investments accounted for under the cost method are adjusted to fair value at the end of each quarter based on their quoted market price. The valuation of investments accounted for under the cost method that do not have quoted market prices is based on all available financial information related to the investee, including valuations based on recent third-party equity investments in the investee. Required adjustments to the carrying value of publicly traded investments are recorded in shareholders’ equity as accumulated other non-owner changes in equity unless an unrealized loss is considered to be other-than-temporary. If an unrealized loss for any investment is considered to be other-than-temporary, the loss will be recognized in the condensed statement of consolidated earnings in the period the determination is made. Investments accounted for under the equity method are recorded at the amount of our investment and adjusted each period for our share of the investee’s income or loss and dividends paid. Investments accounted for under both the cost and equity methods are reviewed quarterly for changes in circumstance or the occurrence of events that suggest our investment may not be recoverable. As of July 30, 2004 and April 30, 2004, we have $245 million and $238 million, respectively, of minority investments, which are recorded as long-term investments in the condensed consolidated balance sheets. Of these investments, $227 million and $212 million, respectively, represent investments in companies that do not have quoted market prices.

Valuation of IPR&D, Goodwill, and Other Intangible Assets

When we acquire another company, the purchase price is allocated, as applicable, between IPR&D, other identifiable intangible assets, tangible assets, and goodwill as required by U.S. GAAP.  IPR&D is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D and other intangible assets requires us to make significant estimates. The amount of the purchase price allocated to IPR&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For IPR&D, these methodologies include consideration of the risk of the project not achieving commercial feasibility.

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our condensed consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows.  Goodwill was $4.2 billion as of July 30, 2004 and April 30, 2004.

Other intangible assets consist primarily of purchased technology, patents, and trademarks and are amortized using the straight-line method over their estimated useful lives, ranging from 3 to 20 years. We review these intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable.  Other intangible assets, net of accumulated amortization, were $972 million and $999 million as of July 30, 2004 and April 30, 2004, respectively.

Tax Strategies

Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may or may not prevail. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate. This rate is then applied to our quarterly operating results. In the event there is a special, IPR&D and/or other charge recognized in our operating results, the tax attributable to that item would be separately calculated and recorded in the same period as the special, IPR&D and/or other charge.

Tax regulations require certain items to be included in the tax return at different times than items are required to be recorded in the financial statements. As a result, our effective tax rate reflected in our financial statements is different than that reported in our tax return. Some of these differences are permanent, such as expenses that are not deductible on our tax return, and some are timing differences, such as depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our condensed statements of consolidated earnings. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred or expense has already been taken as a deduction on our tax return, but has not yet been recognized as an expense in our condensed statements of consolidated earnings.

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

Our current tax strategies have resulted in an effective tax rate below the U.S. statutory rate of 35%. An increase in our effective tax rate of 1% would result in an additional income tax provision for the three months ended July 30, 2004 of approximately $7 million.  For the three months ended July 30, 2004 our estimate of the fiscal year 2005 effective tax rate is 29.0%, which is down from 29.5% for fiscal year 2004 (see further discussion on the tax rate in the “Income Taxes” section.)

Results of Operations

Consolidated net sales for the three months ended July 30, 2004 were $2.346 billion, an increase of $282 million, or 14%, over the same period in the prior year.  Foreign exchange translation had a favorable impact on net sales of $35 million.

The three month increase in net sales was primarily driven by growth in certain businesses within our CRM and Spinal, ENT and SNT operating segments.  CRM net sales for the three months ended July 30, 2004 increased by $131 million, or 14%, over the same period in the prior year.  The increase in CRM net sales was driven primarily by a 31% increase in defibrillation system sales.  Spinal, ENT and SNT net sales for the three months ended July 30, 2004 increased by $94 million, or 24%, over the same period in the prior year.  This increase was primarily driven by our Spinal business, which benefited from continued strong acceptance of the INFUSE® Bone Graft, our growing line of spinal surgery products, including the CD HORIZON® LEGACY® 5.5 spinal system, and sales of our three artificial discs in markets outside the U.S.

The primary exchange rate movements that impact our consolidated net sales growth are the U.S. dollar as compared to the Euro and Japanese Yen. The impact of foreign currency fluctuations on net sales is not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities (see “Quantitative and Qualitative Disclosures About Market Risk” following this discussion and analysis under “Item 3” as it relates to our hedging activities).

Net Sales

The charts below illustrate net sales by operating segment for the three months ended July 30, 2004 and July 25, 2003 (dollars in millions):

Consolidated Net Sales $2,346	Consolidated Net Sales $2,064

Cardiac Rhythm Management

CRM products consist primarily of pacemakers, implantable and external defibrillators, leads and ablation products.  CRM net sales for the three months ended July 30, 2004 increased by $131 million, or 14%, over the same period in the prior year.  Foreign currency translation had a favorable impact on net sales for the three months ended July 30, 2004 of approximately $18 million when compared to the same period in the prior year.  The growth in net sales for the three months ended July 30, 2004 was driven by a 31% increase in net sales of defibrillation systems, led by continued acceptance of both the Maximo™ implantable cardioverter defibrillator (ICD) and the InSync II Marquis™ cardiac resynchronization therapy with defibrillator back-up (CRT-D) device, and the current quarter launch of the InSync Maximo™ CRT-D device.  Pacing net sales for the three months ended July 30, 2004 were flat in comparison to the same period in the prior year as a result of a decline in the U.S. market and slowing growth outside the U.S.  Additionally, Medtronic Emergency Response Systems™ net sales grew by 5% during the three months ended July 30, 2004 as a result of continued strong acceptance of automated external defibrillators (AEDs).

Looking ahead, we expect our CRM operating segment will benefit from the following:

•                                          Continued acceptance of the InSync Maximo CRT-D device, which offers proven cardiac resynchronization therapy to treat heart failure and the capacity to deliver 35 joules of defibrillation energy to stop a lethally fast heart rhythm.  The InSync Maximo was released in the U.S. during June 2004.

•                                          Market acceptance of a new ICD, Intrinsic™, the world’s first implantable defibrillator with Managed Ventricular Pacing (MVP™), a new pacing mode designed to promote natural heart activity by minimizing unnecessary right ventricular pacing. Intrinsic was released in Europe during May 2004 and released in the U.S. during August 2004.

•                                          Continued growth in the tachyarrhythmia market due to results of clinical trials such as the landmark Sudden Cardiac Death in Heart Failure Trial (SCD-HeFT) and the pending national coverage decision from the Centers for Medicare and Medicaid Services (CMS) for these patient populations.  The CMS preliminary coverage decision is expected in the second quarter of fiscal year 2005.

•                                          Continued acceptance of the Medtronic Carelink Network.  The Medtronic CareLink Network enables patients, as instructed by their physician, to transmit data from their implantable device anywhere in the U.S. using a portable monitor that is connected to a standard telephone.  Within minutes, the patient’s physician and nurses can view the data on a secure internet website.

•                                          The introduction of two new CRT-D devices named the InSync Sentry™ and the InSync III Marquis™.

1.               The InSync Sentry is the world’s first CRT-D device with automatic fluid status monitoring, which can be programmed to alert patients and clinicians to changes in fluid accumulation in the lungs and thoracic cavity.  When used with other standard clinical assessments, this indicator offers the potential for early warning of fluid accumulation and appropriate clinical response.  The InSync Sentry was launched in Europe in June 2004 and is expected to be available in the U.S. later this year.

2.               InSync III Marquis, a new CRT-D device with ventricle-to-ventricle timing, is expected to be approved in the U.S. at the end of calendar year 2004.

•                                          Continued acceptance of the EnPulse® pacemaker that was released late in fiscal year 2004. EnPulse is the first pacemaker available with Atrial Capture Management (ACM), which enables the pacemaker to automatically adjust electrical impulses delivered to the heart’s upper right chamber (atrium).

Spinal, ENT, and SNT

Spinal, ENT, and SNT products include thoracolumbar, cervical and interbody spinal devices, bone growth and bone regeneration products, surgical navigation tools, and surgical products used by ENT physicians.  Spinal, ENT, and SNT net sales for the three months ended July 30, 2004 increased by $94 million, or 24%, over the same period in the prior year.  Foreign currency translation had a favorable impact on net sales for the three months ended July 30, 2004 of approximately $4 million as compared to the same period in the prior year.  The majority of the increase was driven by our Spinal business, which grew 26% over the same period of the prior year.  The Spinal net sales increase reflects the continued strong acceptance of our CD HORIZON LEGACY 5.5 spinal system, strong growth in sales of the INFUSE Bone Graft for spinal fusion and acute tibia fractures, and sales of the BRYAN®, Maverick™ and Prestige® artificial discs outside the U.S.  The use of INFUSE in the treatment of acute tibia fractures was approved in April 2004.  INFUSE Bone Graft contains recombinant human bone morphogenetic protein (rhBMP-2), the genetically engineered version of a naturally occurring protein that is capable of initiating bone growth in specific targeted areas. ENT and SNT net sales for the three months ended July 30, 2004 increased by 17% and 9%, respectively, compared to the same period in the prior year.  ENT and SNT net sales growth was led by increased acceptance of endoscopic sinus shavers, nerve monitoring systems and image guided surgical systems.

Looking ahead, we expect our Spinal, ENT, and SNT operating segment will benefit from the following:

•                                          Continued market acceptance of INFUSE Bone Graft for spinal fusion and future applications such as the recently approved use in acute tibia fractures.

•                                          Steady acceptance of our expanding suite of Minimal Access Spine Technologies (MAST) products and minimally invasive surgical techniques.  In May 2004, we introduced the Versatile Lumbar Interbody Fixation (VLIF) technique, which optimizes the procedure used to approach the spine from the side or at an angle, and allows surgeons to operate with much smaller incisions, more precision and less damage to surrounding tissue.  The VLIF technique incorporates use of our new PYRAMETRIX® ADVANCE Instrument Set in combination with the CD HORIZON SEXTANT™ and METRx™ Spinal Systems.

•                                          Acceptance of the NIM-Spine™ System neural integrity monitor.  The NIM-Spine System is a surgeon-guided device for locating and identifying peripheral motor nerves during spinal surgery, and is designed to help predict and possibly prevent potential neurological injury. The NIM-Spine System was released in the U.S. during May 2004.

•                                          The October 2004 launch of the Equestra™ Fluid Delivery System used in the treatment of the debilitating effects of osteoporosis. The Equestra Fluid Delivery System was cleared in the U.S. during August 2004.

Neurological and Diabetes

Neurological and Diabetes products consist primarily of implantable neurostimulation devices, external and implantable drug administration systems, neurosurgery products, urology products, gastroenterology products, hydrocephalic shunts/drainage devices, surgical instruments, functional diagnostic equipment and medical systems for the treatment of diabetes. Neurological and Diabetes net sales for the three months ended July 30, 2004 increased by $40 million, or 11%, over the same period of the prior year.  Foreign currency had a favorable impact on net sales during the three months ended July 30, 2004 of approximately $5 million as compared to the same period in the prior year.  Neurological net sales for the three months ended July 30, 2004 increased by 7% in comparison to the same period in the prior year, which was below our expectations due to inventory supply issues in our implantable drug pump business and new competitors entering the Neurological market.  The increase in Neurological net sales primarily related to continued acceptance of Activa® Therapy for Parkinson’s disease and Essential Tremor, InterStim® Therapy for Urinary Control, and continued growth in the sales of our Legend® high-speed surgical drill system and related disposables.  Diabetes net sales for the three months ended July 30, 2004 increased by 18% in comparison to the same period in the prior year as a result of strong demand for our Paradigm 712 pump system and related infusion pump disposable products. The Paradigm 512 and 712 insulin pump systems, released in July and September 2003, respectively, are the market’s first intelligent wireless pumps and glucose monitoring systems.  These pumps use wireless technology called the Paradigm Link® to automatically transmit blood sugar readings from the glucose monitor to the insulin pump.  The pump then uses its Bolus Wizard® calculator to recommend the proper insulin dosage for the user.  The glucose monitor is co-branded and co-developed with Becton Dickinson and Company.

Looking ahead, we expect our Neurological and Diabetes operating segment will benefit from the following:

•                                          Continued acceptance of the recently released SynchroMed® II Implantable Drug Infusion Pump. The SynchroMed II was released in Europe during April 2004 and fully released in the U.S. during late June 2004.

•                                          Continued acceptance of intensive insulin management for the treatment of diabetes and the increased use of the Paradigm 512 and 712 insulin pumps.

•                                          Full commercial release of the Guardian® Continuous Glucose Monitoring System approved in February 2004. The device is designed to protect diabetes patients by alerting them to potentially dangerous fluctuations in blood sugar (glucose) levels. The Guardian system is an external device that utilizes a glucose sensor to continuously record blood sugar readings for up to three days. These glucose readings are transmitted to the monitor, which is designed to sound an alarm when blood sugar levels reach high or low limits pre-set by the patient or health care professional.

•                                          Continued acceptance and increased use of TransUrethral Needle Ablation (TUNA®) Therapy for the minimally invasive treatment of enlarged prostate. TUNA therapy was acquired as part of the VidaMed acquisition in fiscal year 2003.

Vascular

Vascular products consist of coronary, endovascular, and peripheral stents and related delivery systems, stent graft systems, distal embolic protection systems and a broad line of balloon angioplasty catheters, guide catheters, guidewires, diagnostic catheters and accessories.  Vascular net sales for the three months ended July 30, 2004 increased by $2 million, or 1%, when compared to the same period of the prior year.  Foreign currency had a favorable impact on net sales during the three months ended July 30, 2004 of approximately $6 million as compared to the same period in the prior year.  Coronary Vascular sales during the three months ended July 30, 2004 were down slightly from the prior year, but benefited from continued strong acceptance of the Driver™ and Micro-Driver™ coronary stents in Europe and steady demand for our line of balloons, guides, and guidewires, including the Sprinter® Semi-Compliant Balloon Dilatation Catheter for use in angioplasty procedures.  The Sprinter was released in Europe during February 2004, in Japan during April 2004 and in the U.S. during June 2004.  Endovascular and Peripheral Vascular net sales during the three months ended July 30, 2004 increased 7% and 35%, respectively, in comparison to the same period in the prior year.  The growth in Endovascular was led by AneuRx® Abdominal Aortic Aneurysm (AAA) Stent Graft sales in the U.S. and Talent™ AAA Stent Graft sales outside the U.S.  Growth in our Peripheral Vascular business benefited from strong sales of the Racer™ Biliary Stent System, a cobalt-alloy stent, which was approved for use in the U.S. during November 2003.  The Racer Biliary Stent is an over-the-wire, balloon expandable stent system that is designed to maintain bile flow in ducts with severe blockage.

Looking ahead, we expect our Vascular operating segment will benefit from the following:

•                                          Our anticipated entry into the drug-eluting stent market.  The clinical trials for our Endeavor™ Drug-Eluting Coronary Stent system using Abbott Laboratories’ proprietary immunosuppression drug ABT-578 (a rapamycin analogue) paired with our highly successful Driver stent began in fiscal year 2003.  We reported preliminary results for the one year follow up data from our ENDEAVOR I clinical trial and the 30-day safety data from the ENDEAVOR II clinical trial at the Paris Course on Revascularization (PCR) on May 25-26, 2004.  The final results for the one year follow up data from our ENDEAVOR I clinical trial were recently (August 30, 2004) presented at the European Society of Cardiology meeting in Munich Germany.  The ENDEAVOR III clinical trial began in the U.S. during February 2004 and is expected to complete enrollment of patients in September 2004.  Lastly, Medtronic recently announced its intention to conduct an additional trial, named ENDEAVOR IV, to collect additional efficacy data on the performance of the Endeavor Drug Eluting Stent and to support the FDA’s request for expanded safety data on the ABT-578 drug, a new molecular entity.  This trial will begin enrollment in the second quarter of fiscal year 2005.  Assuming continued positive results from our clinical trials, we expect to receive approval to commercially release the product in Europe and many Emerging Markets in the second half of fiscal year 2005 and U.S. approval approximately one year later.

•                                          Continued acceptance of the Sprinter Semi-Compliant Balloon Dilatation Catheter.

Cardiac Surgery

Cardiac Surgery products include positioning and stabilization systems for beating heart surgery, perfusion systems, products for the repair and replacement of heart valves, minimally invasive cardiac surgery products and surgical accessories.  Cardiac Surgery net sales for the three months ended July 30, 2004 increased by $15 million, or 10%, when compared to the same period of the prior year.  Foreign currency had a favorable impact on net sales during the three months ended July 30, 2004 of approximately $3 million when compared to the same period in the prior year.  The increase in net sales for the three months ended July 30, 2004 was driven by a 15% increase in net sales from Heart Valves, 8% growth from Perfusion Systems, and a 6% increase in net sales from Cardiac Surgery Technologies (CST).  The increase in Heart Valves net sales reflects continued strong acceptance of our tissue valve line, which includes our latest generation tissue valve, the Mosaic®, and the reintroduction of our tissue valves into the Japanese market in the fourth quarter of fiscal year 2004. The growth in Perfusion Systems is a result of continued market share gains in this otherwise shrinking market, and the increase in net sales from CST reflects continued strong demand for our Cardioblate® BP Surgical Ablation System, which was released in the U.S. during the second quarter of fiscal year 2004.  The Cardioblate BP Surgical Ablation System is our latest generation ablation system and is the world’s first irrigated bipolar surgical radio-frequency ablation system that provides transmurality feedback to the surgeon, alerting them to when an ablation line has been created.

Looking ahead, we expect our Cardiac Surgery operating segment will benefit from the following:

•                                          The continued shift in market demand from mechanical valves to tissue valves.

•                                          Acceptance of the Resting Heart™ System for cardiopulmonary bypass, which was released in the U.S. during February 2004. Employing our new Active Air Removal technology, the Resting Heart System is designed to address many of the clinical issues traditionally associated with procedures requiring a heart-lung machine.

•                                          Continued acceptance of the Octopus® family of tissue stabilizers used in beating heart bypass surgery.  In August 2004, we introduced two new versions of the Octopus tissue stabilizer, the Octopus NS (Non-Sternotomy) and the Octopus TE (Totally Endoscopic), which are used to facilitate closed-chest bypass surgery on coronary arteries without stopping the heart or splitting the breastbone.  Today, there are two minimally invasive approaches for coronary bypass and these newly released products now offer the surgeon the ability to stabilize the heart in either of these techniques.

•                                          Continued acceptance of our Cardioplate BP Surgical Ablation System.

Costs and Expenses

The following is a summary of major costs and expenses as a percent of net sales:

	Three Months Ended
	July 30, 2004	July 25, 2003
Cost of products sold	23.5%	24.9%
Research & development	9.8	9.6
Selling, general & administrative	32.8	31.2
Other expense, net	2.3	3.1
Interest (income)/expense, net	(0.2)	0.1

Cost of Products Sold

Cost of products sold as a percentage of net sales decreased by 1.4 percentage points for the three months ended July 30, 2004 from the same period of the prior year, to 23.5%.  The decrease in cost of goods as a percentage of net sales in the three months ended July 30, 2004 was due to a larger percentage of sales being generated from our highest margin products and favorable foreign currency impact in comparison to the prior year.

Research and Development

We are committed to developing technological enhancements and new indications for existing products, and less invasive and new technologies to address unmet medical needs.  Furthermore, we expect our development activities to help reduce patient care costs and the length of hospital stays in the future.  Consistent with prior periods, we have continued to invest heavily in the future by spending aggressively on research and development efforts, with research and development spending during the three months ended July 30, 2004 representing 9.8% of net sales, or $230 million, in comparison to 9.6%, or 198 million, in the comparable period of the prior year.  This spending represents an increase of 16% over the same period in the prior year.

Selling, General and Administrative

Selling, general and administrative expense as a percentage of net sales increased by 1.6 percentage points for the three months ended July 30, 2004 from the same period of the prior year, to 32.8%.  The increase as a percentage of net sales primarily relates to our significant investment in expanding our sales and marketing headcount during the latter half of fiscal year 2004 and increased legal spending related to several active cases in the quarter.  These increases were partially offset by continued cost control measures across all of our businesses.

Other Income/Expense

Other income/expense includes intellectual property amortization expense, royalty income and expense, realized minority investment gains and losses, realized foreign currency transaction and derivative gains and losses and impairment charges.  Other expense for the three months ended July 30, 2004 decreased $9 million, to $55 million, compared to the same period in the prior year.  The decrease in other expense was a result of decreased foreign currency hedging losses in comparison to the same period in the prior year due to locked-in rates on hedging contracts that were more favorable than current exchange rates and decreased patent and royalty expenses in the CRM business.

Interest Income/Expense, net

For the three months ended July 30, 2004, we generated net interest income of $4 million as compared to net interest expense of $1 million for the same period of the prior year.  The change from net interest expense in the prior year to net interest income in the current year is a result of higher levels of cash, short-term and long-term investments and relatively fixed levels of debt in comparison to the prior year.

Income Taxes

(dollars in millions)	Quarter Ended		Percentage Point Increase/ (Decrease)
	July 30, 2004	July 25, 2003
Provision for income taxes	$216	$193	N/A
Effective tax rate	29.0%	30.0%	(1.0)

Our effective tax rate for the three months ended July 30, 2004 decreased by 1.0 percentage point from the same period of the prior year and 0.5 of a percentage point from the fiscal year ended April 30, 2004.  The rate decreases are attributable to increased benefits from our tax planning initiatives, including benefits from our low taxed facilities in Switzerland, Ireland, and Puerto Rico.

Liquidity and Capital Resources

(dollars in millions)	July 30, 2004	April 30, 2004
Working capital	$1,575	$1,072
Current ratio*	1.4:1.0	1.3:1.0
Cash, cash equivalents, and short-term investments	$2,408	$1,927
Long-term investments in public and private debt securities**	1,112	1,218
Cash, cash equivalents, short-term investments, and long-term debt securities	$3,520	$3,145
Short-term borrowings and long-term debt	$2,351	$2,359
Net cash position***	$1,169	$786

    * Current ratio is the ratio of current assets to current liabilities.

  ** Long-term investments include public and private debt securities with a maturity date greater than one year from the end of the period.

*** Net cash position is the sum of cash, cash equivalents, short-term investments and long-term investments in public and private debt securities less short-term borrowings and long-term debt.

The increase in our working capital, current ratio and net cash position since April 30, 2004, primarily relates to cash generated from operations during the first quarter of fiscal year 2005.

At July 30, 2004 and April 30, 2004, approximately $2,565 million and $2,197 million, respectively, of cash, cash equivalents, short-term investments and long-term investments in debt securities were held by our non-U.S. subsidiaries.  These funds are available for use by worldwide operations; however, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would be subject to U.S. tax.

We believe our existing cash and investments, as well as our unused lines of credit of $1,597 million, if needed, will satisfy our foreseeable working capital requirements for at least the next twelve months.

Off-Balance Sheet Arrangements and Long-Term Contractual Obligations

We acquire assets still in development, enter into research and development arrangements and sponsor certain clinical trials that often require milestone and/or royalty payments to a third-party, contingent upon the occurrence of certain future events. Milestone payments may be required contingent upon the successful achievement of an important point in the development life cycle of a product or upon certain pre-designated levels of achievement in clinical trials. In addition, if required by the arrangement, we may have to make royalty payments, based on a percentage of sales related to the product under development, in the event that regulatory approval for marketing is obtained. In situations where we have no ability to influence the achievement of the milestone or otherwise avoid the payment, we have included those milestone or minimum royalty payments in the following table. However, the majority of these arrangements give us the discretion to unilaterally make the decision to stop development of a product or cease progress of a clinical trial, which allows us to avoid making contingent payments. Although we are unlikely to cease development if a device successfully achieves clinical testing objectives, these payments are not included in the table of contractual obligations because of the contingent nature of these payments and our ability to avoid them if we decided to pursue a different path of development or testing.

In the normal course of business, we periodically enter into agreements that require us to indemnify customers or suppliers for specific risks, such as claims for injury or property damage arising out of our products or the negligence of our personnel or claims alleging that our products infringe third-party patents or other intellectual property. Our maximum exposure under these indemnification provisions cannot be estimated, and we have not accrued any liabilities within our condensed consolidated financial statements or included any indemnification provisions in our commitments table. Historically, we have not experienced significant losses on these types of indemnifications.

We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our condensed statements of consolidated earnings, financial position, or cash flows.  Presented below is a summary of contractual obligations and other minimum commercial commitments as of July 30, 2004.

	Maturity by Fiscal Year
	Total	2005	2006	2007	2008	2009	Thereafter
	(in millions)
Contractual obligations related to off-balance sheet arrangements:
Foreign currency contracts(1)	$2,515	$2,298	$173	$44	$—	$—	$—
Operating leases	160	43	41	29	18	11	18
Inventory purchases(2)	284	138	92	34	12	4	4
Commitments to fund minority investments(3)	260	50	103	76	1	15	15
Other(4)	251	83	73	28	21	18	28
Subtotal	3,470	2,612	482	211	52	48	65
Contractual obligations reflected in the balance sheet:
Long-term debt, excluding capital leases(5)	1,974	1,974	—	—	—	—	—
Capital leases	2	1	1	—	—	—	—
Other(6)	108	80	14	13	1	—	—
Total	$2,084	$2,055	$15	$13	$1	$—	$—

(1)                                  As these obligations were entered into as hedges, the majority of these obligations will be offset by gains/losses on the related assets, liabilities, and/or transactions being hedged.

(2)                                  We have included inventory purchase commitments, which are legally binding and specify minimum purchase quantities. These purchase commitments do not exceed our projected requirements and are in the normal course of business. These commitments do not include open purchase orders.

(3)                                  Certain commitments related to the funding of minority investments are contingent upon the achievement of certain product-related milestones and various other favorable operational conditions. While it is not certain if and/or when these payments will be made, the maturity dates included in this table reflect our best estimates.

(4)                                  These obligations include commitments to replace the Company’s existing legacy enterprise resource systems and certain research and development arrangements.

(5)                                  The current portion of long-term debt includes $1,974 million related to our contingent convertible debentures. These debentures were classified in short-term borrowings as of July 30, 2004 as the holders have the option to require us to repurchase the outstanding securities (referred to as a put feature) in September 2004.

(6)                                  These obligations include a financing arrangement associated with our fiscal year 2002 Kobayashi Pharmaceutical Co. acquisition, various minimum royalty payments, and certain research and development arrangements.

Debt and Capital

Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percent of total interest-bearing debt and equity was 19.8% and 20.6% at July 30, 2004 and April 30, 2004, respectively.

In October 2003, the Company’s Board of Directors authorized the repurchase of up to 30 million shares of the Company’s common stock.  Shares will be repurchased from time to time to support the Company’s stock-based compensation programs and to take advantage of favorable market conditions.  During the three months ended July 30, 2004 and July 25, 2003, the Company has repurchased approximately 2.5 million and 3.3 million shares at an average price of $47.51 and $48.08, respectively.  The Company has approximately 23.6 million shares remaining under current buyback authorizations approved by the Board of Directors as of October 22, 2003.

In September 2001, we completed a $2,013 million private placement of contingent convertible debentures due September 2021. Interest is payable semiannually and accrues at 1.25% per annum.  Each debenture is convertible into shares of our common stock at an initial conversion price of $61.81 per share; however, the shares are not convertible until the closing price of our common stock reaches 110% of the conversion price for 20 trading days during a consecutive 30 trading day period.  The conversion price of the debentures will be adjusted based on the occurrence of specified events, including a stock split, stock dividend, or cash dividend exceeding 15% of our market capitalization.  The net proceeds from this offering were used to repay a substantial portion of the outstanding bridge financing obtained in connection with the acquisitions of MiniMed and MRG.

In September 2002, as a result of certain holders of the debentures exercising their put options, we repurchased $39 million, or 1.9%, of the debentures for cash.  We may be required to repurchase the remaining securities at the option of the holders in September 2004, 2006, 2008, 2011, or 2016.  Twelve months prior to the put options becoming exercisable, the remaining balance of the contingent convertible debentures will be reclassified to short-term borrowings.  At each balance sheet date without a put option within the subsequent four quarters, the remaining balance will be classified as long-term debt.  Accordingly, during the second quarter of fiscal year 2004, $1,974 million of contingent convertible debentures were reclassified from long-term debt to short-term borrowings as a result of the September 2004 put option.  For put options exercised by the holders, the purchase price is equal to the principal amount of the debentures plus any accrued and unpaid interest on the debentures to the repurchase date.  If the repurchase option is exercised, we may elect to repurchase the debentures with cash, our common stock, or some combination thereof.  We may elect to redeem the debentures for cash at any time after September 2006.

We maintain a $1.5 billion commercial paper program. This program allows us to issue debt securities with maturities up to 364 days from the date of issuance. At July 30, 2004 and April 30, 2004, outstanding commercial paper totaled $250 million.  During the three months ended July 30, 2004, the weighted average annual original maturity of the commercial paper outstanding was approximately 31 days and the weighted average annual interest rate was 1.13%.  Subsequent to the three months ended July 30, 2004, the Company announced an increase in the maximum amount of commercial paper authorized under this program to $2.25 billion.

In connection with the issuance of the contingent convertible debentures and commercial paper, Standard and Poor’s Rating Group and Moody’s Investors Service issued us strong long-term debt ratings of AA- and A1, respectively, and strong short-term debt ratings of A-1+ and P-1, respectively. These ratings remain unchanged and rank us in the top 10% of all U.S. companies rated by these agencies.

We have existing lines of credit of approximately $1,959 million with various banks, of which approximately $1,597 million was available at July 30, 2004.  The existing lines of credit include two syndicated credit facilities totaling $1,250 million with various banks, which we signed on January 24, 2002.  The two credit facilities originally consisted of a 364-day $750 million facility and a five-year $500 million facility.  In January 2003, we reduced our 364-day facility to $500 million and increased the five-year facility to $750 million, which will expire on January 24, 2007.  The 364-day facility was also amended to provide us with the option to extend the maturity date on any outstanding loans under this facility by up to one year beyond the termination date of the facility.  In January 2004, the $500 million 364-day facility was renewed.  The credit facilities provide backup funding for the commercial paper program and may also be used for general corporate purposes.

Interest rates on these borrowings are determined by a pricing matrix, based on our long-term debt ratings assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. Facility fees are payable on the credit facilities and determined in the same manner as the interest rates. Under terms of the agreements, our consolidated tangible net worth must at all times be greater than or equal to $1,040 million, increased by an amount equal to 100% of the net cash proceeds from any equity offering occurring after January 24, 2002. Our consolidated tangible net worth, defined as consolidated assets less goodwill, intangible assets (other than patents, trademarks, licenses, copyrights and other intellectual property, and prepaid assets), and consolidated liabilities at July 30, 2004 and April 30, 2004 was approximately $5,066 million and $4,692 million, respectively.  The agreements also contain other customary covenants and events of default, all of which we remain in compliance with as of July 30, 2004.

Operations Outside of the United States

The following chart illustrates U.S. net sales versus net sales outside the U.S. for the three months ended July 30, 2004 and July 25, 2003:

For the three months ended July 30, 2004, consolidated net sales outside the U.S. grew slightly faster than U.S. consolidated net sales primarily as a result of the favorable impact of currency translation and increases experienced in our Vascular operating segment.  Coronary Vascular continues to experience increased growth outside of the U.S., in contrast with the decline in U.S. sales after the release of several competitors’ drug-eluting stents.  The increase in Coronary Vascular sales outside the U.S. relates to strong demand for the Driver and recently launched Micro-Driver coronary stent and strong acceptance of our Sprinter Semi-Compliant Balloon Dilatation Catheter.

Net sales outside the U.S. are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. Outstanding receivables from customers outside the U.S. totaled $924 million at July 30, 2004, or 43.3%, of total outstanding accounts receivable, and $920 million at April 30, 2004, or 43.0%, of total outstanding accounts receivable.    Operations outside the U.S. could be negatively impacted by changes in political, labor or economic conditions, changes in regulatory requirements or potentially adverse foreign tax consequences, among other factors.

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

Cautionary Factors That May Affect Future Results

Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, and sales efforts.  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed in the sections entitled “Government Regulation and Other Considerations” and “Cautionary Factors That May Affect Future Results” in our Annual Report on Form 10-K for the year ended April 30, 2004.  Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

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

We had foreign exchange derivative contracts outstanding in notional amounts of $2,505 million and $2,421 million at July 30, 2004 and April 30, 2004, respectively.  The fair value of these contracts at July 30, 2004 was $92 million less than the original contract value. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at July 30, 2004 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10% against all currencies, the fair value of these contracts would increase/decrease by $241 million.  Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

We are also exposed to interest rate changes affecting principally our investments in interest rate sensitive instruments. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10% change in short-term interest rates compared to interest rates at July 30, 2004 indicates that the fair value of these instruments would change by $6 million.

We have entered into an agreement that expires in fiscal year 2006, to sell, at our discretion, specific pools of trade receivables in Japan.  At July 30, 2004 and April 30, 2004, we had sold approximately $32 million and $23 million, respectively, of our trade receivables in Japan to financial institutions.  The discount cost related to the sales was insignificant and recorded in interest income/expense in the accompanying condensed statements of consolidated earnings. Additionally, in March 2004, we entered into an agreement to sell specific pools of receivables in Italy amounting to $33.9 million for proceeds of approximately $33.7 million.  In July 2004, we collected the proceeds and recorded the discount in interest income/expense in the accompanying condensed statements of consolidated earnings.

In the third quarter of fiscal year 2004, we began lending certain fixed income securities to enhance our investment income.  These lending activities are collateralized at an average rate of 102%, with the collateral determined based on the underlying securities and creditworthiness of the borrowers.  The value of the securities on loan at July 30, 2004 and April 30, 2004 was $342 million and $275 million, respectively.

Item 4. Controls and Procedures

(a)     As of July 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic Securities and Exchange Commission filings.

(b)    During the fiscal quarter ended July 30, 2004, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On October 6, 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, Inc. (J&J), filed suit in federal court in the District Court of Delaware against Arterial Vascular Engineering, Inc. (AVE), which we acquired in January 1999. The suit alleged that AVE’s modular stents infringe certain patents now owned by Cordis. Boston Scientific Corporation is also a defendant in this suit. On December 22, 2000, a Delaware jury rendered a verdict that the previously marketed MicroStent and GFX® stents infringe valid claims of two patents and awarded damages to Cordis totaling approximately $270 million. On March 28, 2002, the District Court entered an order in favor of AVE, deciding as a matter of law that AVE’s MicroStent and GFX stents do not infringe the patents. Cordis appealed, and on August 12, 2003 the Court of Appeals for the Federal Circuit reversed the District Court’s decision and remanded the case to the District Court for further proceedings. The District Court has now issued a new claim construction and directed the parties to file new expert reports and brief certain issues. Neither the Circuit Court nor the District Court has affirmed the jury’s verdict as to liability or damages. Consequently, Medtronic has not recorded an expense related to damages in this matter.

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

On June 15, 2000, we filed suit in U.S. District Court in Minnesota against Guidant seeking a declaration that the Jewel® AF device does not infringe certain patents held by Guidant and/or that such patents were invalid. Thereafter, Guidant filed a counterclaim alleging that the Jewel AF and the Gem III® AT® devices infringe certain patents relating to atrial fibrillation. The Court held a hearing to determine construction of claims and on May 25, 2004, issued its order interpreting certain of the claims in the patents. The case will now proceed through expert discovery, further motions and pretrial preparations.

On September 12, 2000, Cordis filed an additional suit against AVE in the District Court of Delaware alleging that AVE’s S670, S660 and S540 stents infringe the patents asserted in the October 1997 Cordis case above. The Court has stayed proceedings in this suit until the appeals are decided in the 1997 case discussed previously. No case schedule has been set for this matter.

On January 26, 2001, DePuy/AcroMed, Inc. (DePuy/AcroMed), a subsidiary of J&J, filed suit in U.S. District Court in Massachusetts alleging that Medtronic Sofamor Danek, Inc. (MSD) was infringing a patent relating to a design for a thoracolumbar multiaxial screw (MAS). In March 2002, DePuy/AcroMed supplemented its allegations to claim that MSD’s M10, M8 and Vertex® screws infringe the patent. On April 17, 2003 and February 26, 2004, the District Court ruled that the M10 and M8 multiaxial screws and the Vertex screws, respectively, do not infringe. There will be further proceedings with respect to the previously sold MAS. Trial is scheduled to commence on September 20, 2004.

On May 9, 2001, MSD filed a lawsuit against Dr. Gary Karlin Michelson and Karlin Technology, Inc. (together, KTI) in the U.S. District Court for the Western District of Tennessee. The suit seeks damages and injunctive relief against KTI for breach of purchase and license agreements relating to intellectual property in the field of threaded and non-threaded spinal interbody implants and cervical plates, fraud, breach of non-competition obligations and other claims. In October 2001, KTI filed several counterclaims against MSD as well as a third-party complaint against Sofamor Danek Holdings, Inc., a related entity, seeking damages and injunctive relief based on several claims, including breach of contract, infringement of several patents, fraud and unfair competition. The parties have disputed the scope of the rights in the above agreements with respect to future improvements. In November 2003, the court issued a ruling limiting the Company’s rights under such purchase and license agreements to inventions disclosed in a patent and patent applications identified in the agreements and excluding rights to later inventions. The case is now proceeding in the District Court on the patent infringement claims made by KTI against MSD with respect to certain of its threaded and non-threaded spinal interbody implants and the parties’ respective breach of contract and other claims. Trial commenced on June 2, 2004.  Jury deliberations started on Friday, August 27, 2004.

On October 31, 2002, the Department of Justice filed a notice that the U.S. was declining to intervene in an action against Medtronic filed under seal in 1998 by two private attorneys (Relators), under the qui tam provisions of the federal False Claims Act. Relators alleged that Medtronic defrauded the FDA in obtaining pre-market approval to manufacture and sell Models 4004, 4004M, 4504 and 4504M pacemaker leads in the late 1980s and early 1990s. Relators further alleged that Medtronic did not provide information about testing of the pacemaker leads to the FDA in the years after the agency’s approval of the leads. Pursuant to the requirements of the False Claims Act, the case remained under seal while the U.S. Department of Justice determined whether to intervene in the action and directly pursue the claims on behalf of the U.S. On June 6, 2003, Medtronic’s motion to dismiss the action on several grounds was denied by the U.S. District Court, Southern District of Ohio. The Sixth Circuit Court of Appeals has accepted an interlocutory appeal to review that decision. Appellate briefs have been filed and the parties are waiting a date for oral argument. A previously set trial date has been taken off the court’s calendar.

On May 2, 2003, Cross Medical Products, Inc. (Cross) sued MSD in the United States District Court for the Central District of California. The suit alleges that our CD HORIZON, Vertex and Crosslink® products infringe certain patents owned by Cross. We have counterclaimed that Cross’ cervical plate products infringe certain patents of MSD, and Cross has filed a reply alleging that MSD infringes certain cervical plate patents of Cross. On May 19, 2004, the Court issued a ruling that held that the MAS, Vertex, M8, M10, CD HORIZON SEXTANT and LEGACY™ screw products infringe one of the patents. A hearing on the validity of that patent was held on July 12, 2004, after which the Court ruled that the patents were valid.  Cross has now made a motion for permanent injunction on the multiaxial screw products, which will be heard by the court on September 20, 2004.  Further summary judgment motions are pending regarding the Crosslink products.  It is anticipated that there will be additional summary judgment motions before trial, which is currently scheduled for December 2004.

On August 19, 2003, Edwards Lifesciences LLC and Endogad Research PTY Limited sued Medtronic, Medtronic Vascular, Inc. (formerly Medtronic AVE), Cook Incorporated and W.L. Gore & Associates, Inc. in the United States District Court for the Northern District of California. The suit alleges that a patent owned by Endogad and licensed to Edwards is infringed by our AneuRx Stent Graft and/or Talent Endoluminal Stent-Graft System, and by products of Cook and Gore. On June 4, 2004, Medtronic filed suit alleging that the inventor of the patent had breached a contract with Medtronic and is seeking to have Medtronic named as the rightful owner of the patent. The litigation has been stayed pending the Court’s determination as to ownership of the patent.

On September 4, 2003, Medtronic was informed by the Department of Justice that the government is investigating allegations that certain payments and other services provided to physicians by MSD constituted improper inducements under the federal Anti-Kickback Statute. The allegations were made as part of a civil qui tam complaint brought pursuant to the federal False Claims Act. On November 21, 2003, Medtronic was served with a government subpoena seeking documents in connection with these allegations. On September 2, 2004, Medtronic received a copy of a second civil qui tam complaint brought by a second relator asserting similar allegations under the False Claims Act. The Company views the second complaint as having arisen out of essentially similar facts and circumstances as the first qui tam complaint, and believes that the second complaint does not materially expand the nature of the existing inquiry in which the Company is cooperating. The cases remain under seal in the United States District Court for the Western District of Tennessee. The Company is cooperating fully with the investigations and is independently evaluating these matters, the internal processes associated therewith, and certain employment matters related thereto, in each case, under the supervision of a special committee of the Board.

On October 2, 2003, Etex Corporation served MSD, Medtronic and Medtronic International Ltd. with a Notice and Demand for Arbitration, under the terms of a Purchase and Option Agreement between Medtronic and Etex Corporation entered into on March 27, 2002. The arbitration demand alleges breach of the agreements, fraud, deceptive trade practices and antitrust violations and asks for specific performance and/or monetary damages. The arbitration is governed by Minnesota law and the federal Arbitration Act.  An arbitrator has been selected and the parties are in the process of completing discovery.  The case is currently scheduled for arbitration in February 2005.

On October 2, 2003, Cordis sued Medtronic Vascular, Inc. in the U.S. District Court, Northern District of California, alleging that the S7 stent delivery system infringes certain catheter patents owned by Cordis. Pursuant to stipulation of the parties, the Court has stayed the suit and referred the matter to arbitration. The arbitrators have not yet been selected.

On November 11, 2003, Endoscopic Technologies, Inc., d/b/a Estech, Inc., filed suit in U.S. District Court for the Northern District of California asserting claims under the Sherman Antitrust Act, the California State Antitrust Act and unfair trade practices under the California Business and Professions Code. The case was designated a related case to a suit for patent infringement that Medtronic had filed against Estech relating to Estech’s stabilization device for cardiac surgery. The antitrust case is on hold pending a decision by the court on Medtronic’s motion to dismiss. In the patent case, Estech has also asserted certain infringement claims against Medtronic related to heart positioners and other devices used in cardiac surgery. The patent case is in the discovery stage with a trial scheduled for September 2005.

We believe that we have meritorious defenses against the above claims and intend to vigorously contest them. Negative outcomes of the litigation matters discussed above are not considered probable or cannot be reasonably estimated. Accordingly, we have not recorded reserves regarding these matters in our financial statements as of July 30, 2004.  We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable or a probable loss cannot be reasonably estimated, a liability is not recorded. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. While it is not possible to predict the outcome of the actions discussed above, we believe that costs associated with them will not have a material adverse impact on our consolidated financial position, but may be material to the consolidated results of operations or cash flows of any one period

On June 6, 2001, MiniMed and its directors were named in a putative class action lawsuit filed in the Superior Court of the State of California for the County of Los Angeles. The plaintiffs purported to represent a class of stockholders of MiniMed asserting claims in connection with the acquisition of MiniMed, alleging violation of fiduciary duties owed by MiniMed and its directors to the MiniMed stockholders. Among other things, the complaint sought preliminary and permanent injunctive relief to prevent completion of the acquisition. In August 2001, the Court denied the plaintiffs’ request for injunctive relief to prevent completion of the acquisition. Plaintiffs amended their complaint and the court granted plaintiffs’ motion seeking certification of a class action. The class was defined as holders of record of MiniMed common stock on July 16, 2001, excluding any such shareholders who were also shareholders of a related company, MRG, on that date. The parties agreed upon settlement, subject to the Court’s approval.   On August 10, 2004, a Final Judgment and Order of Dismissal with Prejudice was entered.  The settlement was fully funded by insurance.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

On May 25, 2004, Medtronic issued 589,852 shares of unregistered common stock, par value $.10 per share, to GKM Trust pursuant to Section 4(2) of the Securities Act of 1933, as amended, upon conversion of convertible debt.  The shares were subsequently repurchased by Medtronic on May 28, 2004.

Issuer Purchases of Equity Securities

The following table provides information about the shares repurchased by Medtronic during the first quarter of fiscal year 2005:

Fiscal Period	Total Number of Share Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
05/01/04 – 05/28/04	1,422,852	47.53	1,422,852	24,662,834
05/29/04 – 07/02/04	1,063,757	47.45	1,063,757	23,599,077
07/03/04 – 07/30/04	—	—	—	—

Total	2,486,609	$47.51	2,486,609	23,599,077

(1) In June 2001, our Board of Directors authorized the repurchase of up to 25 million shares.  An additional 30 million shares were authorized for repurchase in October 2003.  We purchased these shares pursuant to these repurchase programs publicly announced on June 28, 2001 and November 12, 2003, respectively.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6.           Exhibits and Reports on Form 8-K

(a)               Exhibits

4.1	Third Amendment to 364-Day Credit Agreement dated January 22, 2004.

10.1	Amendment to 2003 Long-Term Incentive Plan

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)              Reports on Form 8-K

During the quarter ended July 30, 2004, the Company filed a Report on Form 8-K on May 24, 2004 under items 7 and 12 reporting fourth quarter financial results for fiscal 2004.

Subsequent to the quarter ended July 30, 2004, the Company filed (i) a Report on Form 8-K on August 18, 2004 under items 7 and 12 reporting fiscal 2005 first quarter results and (ii) a Report on Form 8-K on August 20, 2004 under item 5 reporting an increase in the Company’s authorized limit for its commercial paper program.

BRYAN® TCD Instruments, PYRAMETRIX® ADVANCE impacted distractors, and INFUSE® used with LT CAGE®, INTERFIX™ or INTERFIX™ RP devices incorporate technology developed by Gary K. Michelson, M.D.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medtronic, Inc.
(Registrant)

Date: September 2, 2004	/s/ Arthur D. Collins, Jr
Arthur D. Collins, Jr.
Chairman of the Board and Chief Executive Officer

Date: September 2, 2004	/s/ Robert L. Ryan
Robert L. Ryan
Senior Vice President and Chief Financial Officer