Form 10-Q
period 2004-10-29
MEDTRONIC INC
filed 2004-12-08
CIK 64670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒   No   ☐

Shares of common stock, $.10 par value, outstanding on November 23, 2004:  1,208,725,246

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

MEDTRONIC, INC.

CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS

(Unaudited)

	Three months ended		Six months ended
	October 29, 2004	October 24, 2003	October 29, 2004	October 24, 2003
	(in millions, except per share data)

Net sales	$2,399.8	$2,163.8	$4,745.9	$4,228.0

Costs and expenses:
Cost of products sold	584.8	536.0	1,135.1	1,050.0
Research and development expense	232.7	202.4	462.4	400.3
Selling, general and administrative expense	772.0	673.3	1,541.7	1,317.2
Purchased in-process research and development	—	1.9	—	1.9
Special charges	—	(4.8)	—	(4.8)
Other expense, net	62.9	72.4	117.5	136.0
Interest (income)/expense	(7.1)	1.1	(11.4)	2.5
Total costs and expenses	1,645.3	1,482.3	3,245.3	2,903.1

Earnings before income taxes	754.5	681.5	1,500.6	1,324.9

Provision for income taxes	218.8	205.4	435.2	398.4

Net earnings	$535.7	$476.1	$1,065.4	$926.5

Earnings per share:

Basic	$0.44	$0.39	$0.88	$0.76
Diluted	$0.44	$0.39	$0.87	$0.75

Weighted average shares outstanding:

Basic	1,209.5	1,214.5	1,209.3	1,216.0
Diluted	1,220.7	1,227.6	1,220.5	1,228.7

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 29, 2004	April 30, 2004
	(in millions, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$2,297.4	$1,593.7
Short-term investments	410.4	333.8
Accounts receivable, less allowances of $157.8 and $145.3, respectively	2,126.1	1,994.3
Inventories	977.6	877.7
Deferred tax assets, net	196.5	197.4
Prepaid expenses and other current assets	361.6	315.8
Total current assets	6,369.6	5,312.7

Property, plant and equipment	3,434.1	3,204.3
Accumulated depreciation	(1,665.2)	(1,496.0)
Net property, plant and equipment	1,768.9	1,708.3

Goodwill	4,257.9	4,236.9
Other intangible assets, net	995.9	999.3
Long-term investments	1,399.4	1,456.3
Other assets	388.6	397.3

Total assets	$15,180.3	$14,110.8

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$390.7	$2,358.2
Accounts payable	323.6	346.2
Accrued compensation	492.8	459.8
Accrued income taxes	758.2	637.6
Other accrued expenses	522.3	438.8
Total current liabilities	2,487.6	4,240.6

Long-term debt	1,974.8	1.1
Deferred tax liabilities, net	419.3	408.2
Long-term accrued compensation	150.3	123.7
Other long-term liabilities	223.0	260.2
Total liabilities	5,255.0	5,033.8

Commitments and contingencies (Note 15)	—	—

Shareholders’ equity:
Preferred stock — par value $1.00	—	—
Common stock — par value $0.10	120.9	120.9
Retained earnings	9,663.5	8,890.9
Accumulated other non-owner changes in equity	143.1	72.0
	9,927.5	9,083.8
Receivable from employee stock ownership plan	(2.2)	(6.8)
Total shareholders’ equity	9,925.3	9,077.0

Total liabilities and shareholders’ equity	$15,180.3	$14,110.8

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Six months ended
	October 29, 2004	October 24, 2003
	(in millions)
OPERATING ACTIVITIES:
Net earnings	$1,065.4	$926.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	223.7	216.8
Purchased in-process research and development	—	1.9
Special charges	—	(4.8)
Tax benefit from exercise of stock options	39.0	—
Deferred income taxes	17.1	13.5
Change in operating assets and liabilities:
Accounts receivable	(80.4)	(119.2)
Inventories	(54.2)	13.8
Accounts payable and accrued liabilities	139.7	35.8
Other operating assets and liabilities	(28.8)	21.4

Net cash provided by operating activities	1,321.5	1,105.7

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(54.1)	(0.2)
Additions to property, plant and equipment	(196.7)	(171.9)
Purchases of marketable securities	(456.6)	(1,070.7)
Sales and maturities of marketable securities	439.1	153.1
Other investing activities, net	39.5	60.6

Net cash used in investing activities	(228.8)	(1,029.1)

FINANCING ACTIVITIES:
Increase in short-term borrowings, net	4.0	92.5
Decrease in long-term debt, net	—	(4.6)
Dividends to shareholders	(202.5)	(176.3)
Issuance of common stock	116.3	63.6
Repurchase of common stock	(245.6)	(514.8)

Net cash used in financing activities	(327.8)	(539.6)

Effect of exchange rate changes on cash and cash equivalents	(61.2)	(36.1)
Net change in cash and cash equivalents	703.7	(499.1)

Cash and cash equivalents at beginning of period	1,593.7	1,470.1

Cash and cash equivalents at end of period	$2,297.4	$971.0

Supplemental Noncash Investing and Financing Activities:
Issuance of common stock in connection with an acquisition	$—	$57.5
Reclassification of debentures from long-term to short-term debt	$—	$1,973.8
Reclassification of debentures from short-term to long-term debt	$1,973.2	$—

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

Note 2 — Stock-Based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  Accordingly, the Company would record compensation expense if the quoted market price on the date of grant exceeds the exercise price.  Compensation expense for stock options is calculated as the number of options granted multiplied by the amount the market price exceeds the exercise price.  For options with a vesting period, the expense, if applicable, is recognized over the vesting period.  Compensation expense is recognized immediately for options that are fully vested on the date of grant.  The Company has not recognized any stock option related employee compensation expense during the three and six months ended October 29, 2004 and October 24, 2003.

If the Company had elected to recognize compensation expense for its employee stock-based compensation plans based on the fair values at the grant dates, consistent with the methodology prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” net earnings and earnings per share would have been reported as follows (in millions, except per share data):

	Three months ended		Six months ended
	October 29, 2004	October 24, 2003	October 29, 2004	October 24, 2003
Net Earnings:
As reported	$535.7	$476.1	$1,065.4	$926.5
Additional compensation cost under the fair value method (1)	100.8	47.7	134.4	85.4
Pro forma	$434.9	$428.4	$931.0	$841.1
Basic Earnings Per Share:
As reported	$0.44	$0.39	$0.88	$0.76
Pro forma	0.36	0.35	0.77	0.69
Diluted Earnings Per Share:
As reported	$0.44	$0.39	$0.87	$0.75
Pro forma	0.36	0.35	0.76	0.68

(1) Additional compensation cost under the fair value method is net of related tax effects.

In response to numerous external factors, including rising medical benefit costs and evolving workforce demographics, the Company completed an extensive study to realign its portfolio of employee benefits.  As a result of this study and the planned changes to employee benefits, including the cessation of the Employee Stock Ownership Plan contribution at the end of fiscal year 2005 and changes to both the U.S. defined benefit pension and post-retirement medical plans, the Company awarded fully vested, nonqualified stock options to eligible employees as part of its annual broad employee-based stock option award, which took place during the second quarter of fiscal year 2005.  Due to the immediate vesting provisions, this one-time award, with an aggregate fair value, net of tax, of $64.2 million, resulted in increased pro forma compensation expense for the three and six months ended October 29, 2004 as compared to the typical grant that is expensed over a four-year vesting period.  Executive officers who received stock options in connection with the annual grant did not receive fully vested awards, but instead received awards subject to the Company’s standard policy on option vesting, which is generally over a four-year period.  The actual number of grants remains consistent with prior years.

For purposes of the pro forma disclosures, the weighted average fair values per stock option granted for the three and six months ended October 29, 2004 were $7.84 and $8.26, respectively, and for the three and six months ended October 24, 2003 were $11.87 and $11.88, respectively.  As a result of the fully vested stock option awards mentioned previously, the expected option term was reduced, resulting in a lower fair value per stock option granted for the three and six months ended October 29, 2004.  To determine the expected option term of the fully vested options, the Company performed an analysis on the average holding period of options from the vesting date to the exercise date.  The fair values were estimated using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three months ended		Six months ended
	October 29, 2004	October 24, 2003	October 29, 2004	October 24, 2003
Assumptions
Risk-free interest rate	3.29%	3.16%	3.32%	3.14%
Expected dividend yield	0.67%	0.62%	0.67%	0.62%
Annual volatility factor	22.4%	23.9%	22.4%	24.0%
Expected option term	2 years	5 years	3 years	5 years

Note 3 — New Accounting Pronouncements

In November 2003 and March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus reached requires companies to apply new guidance for evaluating whether an investment is other-than-temporarily impaired and also requires quantitative and qualitative disclosure of debt and equity securities, classified as available-for-sale or held-to-maturity, that are determined to be only temporarily impaired at the balance sheet date. The Company incorporated the required disclosures for investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as required in the fourth quarter of fiscal year 2004.  In September 2004, the consensus was indefinitely delayed as it relates to the measurement and recognition of impairment losses for all securities in the scope of paragraphs 10-20 of EITF 03-1.  The disclosures prescribed by EITF No. 03-1 and guidance related to impairment measurement prior to the issuance of this consensus continue to remain in effect.  Adoption is not expected to have a material impact on the Company’s consolidated earnings, financial position or cash flows.

In December 2003, the FASB issued SFAS No. 132 (revised 2003) “Employers’ Disclosures about Pensions and Other Post-retirement Benefits.” This standard increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. The expanded disclosures require that plan assets be segregated by category, such as debt, equity and real estate, and that disclosures on certain expected rates of return be incorporated. SFAS No. 132 (R) will also require the Company to disclose various elements of pension and post-retirement benefit costs in interim-period financial statements. The Company adopted SFAS No. 132 (R) for the Company’s U.S. plan in the fourth quarter of fiscal year 2004, resulting in additional disclosures in all interim and annual reporting periods.  The statement is effective for the Company’s plans outside the U.S. starting in the fourth quarter of fiscal year 2005. Adoption of the statement's increased disclosures will not have an impact on the Company’s consolidated earnings, financial position or cash flows.

In April 2004, the FASB issued FASB Staff Position (FSP) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (MMA). The FSP requires companies to assess the effect of MMA on their retirement-related benefit costs and obligations and reflect the effects in the financial statements, pursuant to SFAS 106, “Employer’s Accounting for Post-retirement Benefits Other Than Pensions.” In order to estimate the impact of the MMA, companies must first determine if the benefits provided under its plan are actuarially equivalent to the benefits provided under Part D of the MMA. If a company is unable to determine actuarial equivalency, due to the lack of authoritative guidance, the company is required to disclose the existence of the Act and the absence of any impact on the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost. Once actuarial equivalency is determined, the effect of the FSP is reflected either prospectively or retroactively, and the impact must be disclosed. The FSP was effective for the Company in the second quarter of fiscal year 2005.  The Company has been unable to conclude whether the benefits provided by the plan are actuarially equivalent to the benefits provided under Medicare Part D of the Act due to the lack of authoritative guidance on determining actuarial equivalency, and therefore, the accumulated post-retirement benefit obligation and net periodic post-retirement cost do not reflect any benefit associated with the subsidy.  Adoption is not expected to have a material impact on the Company’s consolidated earnings, financial position or cash flows.

In September 2004, the Emerging Issues Task Force (EITF) reached a consensus regarding Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” requiring that the dilutive effect of contingent convertible debt instruments (“CoCo’s”) be included in diluted earnings per share calculations for all periods (if dilutive), regardless of whether the triggering contingency has been satisfied.  Adoption of Issue No. 04-08 requires retroactive restatement of prior period dilutive earnings per share.  The consensus is expected to be effective for the Company at the end of the third quarter of fiscal year 2005. Currently, the Company has one issuance of CoCo debt outstanding and estimates that the adoption of this consensus would increase diluted shares and thereby decrease diluted earnings per share by approximately 3% and 2%, respectively, for the three months ended October 29, 2004.  However, the Company is currently considering seeking a modification of its CoCo, which could eliminate or reduce the impact to its diluted shares and diluted earnings per share otherwise required by Issue No. 04-08.

In September 2004, the EITF issued EITF No. 04-1 “Accounting for Preexisting Relationships between the Parties to a Business Combination,” which requires that preexisting relationships between two parties of a business combination be settled prior to the combination.  The EITF also addresses the measurement and recognition of settlements related to preexisting receivables and payables, executory contracts, intangible asset rights, and gain settlements among the parties of a business combination.  This consensus is effective for the Company beginning in the third quarter of fiscal year 2005.  Adoption is not expected to have a material impact on the Company’s consolidated earnings, financial position or cash flows.

In September 2004, the EITF reached a consensus on EITF Issue No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.”  The EITF clarifies the criteria for aggregating an operating segment that does not meet all of the aggregation criteria in paragraph 17 of SFAS No. 131, but also falls below the quantitative criteria that would dictate that the segment be reported separately.  The consensus reached would enable an entity to aggregate two or more segments that have similar economic characteristics and share a majority of the aggregation criteria in paragraph 17 of SFAS No. 131.  The EITF is effective immediately and requires retroactive restatement to previous periods.  Adoption does not have an impact on the Company’s consolidated earnings, financial position or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4,” which adopts wording from the International Accounting Standards Board’s (IASB) IAS 2 “Inventories” in an effort to improve the comparability of cross-border financial reporting.  The FASB and IASB both believe the standards have the same intent; however, an amendment to the wording was adopted to avoid inconsistent application.  The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost.  Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility.  The statement is effective for the Company beginning in fiscal year 2007.  Adoption is not expected to have a material impact on the Company’s consolidated earnings, financial position or cash flows.

Note 4 – Acquisitions

During the second quarter of fiscal year 2005, the Company acquired substantially all of the assets of Coalescent Surgical, Inc. (Coalescent).   Coalescent develops and markets the U-Clip™ Anastomotic Device and the SPYDER™ Proximal Anastomotic Device.  The U-Clip device creates high-quality anastomoses (a seamless connection) without sutures and is primarily used in coronary artery bypass surgery.   The SPYDER device automatically deploys a series of U-Clip devices when attaching the bypass graft to the aorta.  This acquisition is expected to complement the Company’s surgical product line and strategy to develop technologies to promote surgical procedures that produce better patient outcomes, and reduce hospital trauma and hospitalization.  The consideration paid for Coalescent was approximately $54.1 million in cash subject to purchase price increases, which would be triggered by the achievement of certain milestones.

In connection with the acquisition of Coalescent, the Company acquired $42.2 million of technology-based intangible assets that have an estimated useful life of 12 years, and $1.5 million of other intangible assets with an estimated useful life of 5 years.  Goodwill of $4.2 million related to the acquisition was assigned entirely to the Cardiac Surgery operating segment.  This goodwill is deductible for tax purposes.

The following table summarizes the preliminary allocation of the Coalescent purchase price to the estimated fair values of the assets acquired and liabilities assumed (in millions):

Current assets	$2.6
Property, plant and equipment	1.3
Other intangible assets, net	43.7
Goodwill	4.2
Deferred tax asset—long term	2.8
Total assets acquired	54.6

Current liabilities	0.5
Total liabilities assumed	0.5
Net assets acquired	$54.1

The pro forma impact of Coalescent was not significant to the results of the Company for the three and six months ended October 29, 2004.

In the second quarter of fiscal year 2004, the Company acquired substantially all of the assets of TransVascular, Inc. (TVI).  Prior to the acquisition, the Company had a minority investment in TVI, which was accounted for under the cost method of accounting.  TVI developed and marketed the Pioneer Catheter™ (formerly the CrossPoint® TransAccess® Catheter System), a proprietary delivery technology for several current and potential intravascular procedures, such as the potential ability to deliver therapeutic agents, including cells, genes, and drugs to precise locations within the vascular system.  The Pioneer Catheter received U.S. Food and Drug Administration (FDA) 510K clearance in fiscal year 2002 and is indicated to facilitate the positioning and placement of catheters within the peripheral vasculature.  This strategic acquisition is expected to complement Medtronic’s current commitment to advance therapies and treatments by combining biologic and device therapies.

The consideration paid for TVI was approximately $58.7 million subject to purchase price increases, which would be triggered by the achievement of certain milestones.  The initial consideration included approximately 1.2 million shares of Medtronic common stock valued at $57.5 million, the Company’s prior investment in TVI and acquisition-related costs.  The Medtronic common shares were valued based on the average of Medtronic’s trading share prices several days before and after the date when the trading share prices to be issued became known.

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

The pro forma impact of TVI was not significant to the results of the Company for the three and six months ended October 24, 2003.

Note 5 — Special and IPR&D Charges

Special charges (such as certain litigation and restructuring charges) and IPR&D charges result from unique facts and circumstances that likely will not recur with similar materiality or impact on continuing operations.

Special Charges:

There were no special charges during the three and six months ended October 29, 2004. Special charges for the three and six month periods ended October 24, 2003 consisted of a reversal of $4.8 million related to the Vascular facility consolidation initiatives started in the first quarter of fiscal year 2003.  The $4.8 million change in estimate was a result of the following favorable outcomes in the execution of these initiatives: a decrease of $2.4 million as a result of selling or utilizing existing assets which were previously identified for impairment; a decrease of $1.8 million related to subleasing a facility earlier than anticipated; and a decrease of $0.6 million in severance payments related to employees identified for elimination who found positions elsewhere in the Company.

IPR&D:

There were no IPR&D charges during the three and six months ended October 29, 2004.  During the second quarter of fiscal year 2004, the Company acquired TVI.  At the date of acquisition, $1.9 million of the purchase price was expensed for IPR&D related to a cell and agent delivery device that had not yet reached technological feasibility and had no future alternative use.  This delivery device will be adapted for use in the percutaneous delivery of cells, genes, and drugs to specific tissues.  Prior to the acquisition, Medtronic did not have a comparable product under development.  The acquisition of TVI is expected to complement Medtronic’s current commitment to advance therapies and treatments by combining biologic and device therapies.  The Company expects to incur costs of $3.6 million in fiscal year 2005, $4.4 million in fiscal year 2006, $4.5 million in fiscal year 2007, $6.0 million in fiscal year 2008, and $6.0 million in fiscal year 2009 to bring this product to commercialization in the U.S.  These costs will be funded by internally generated cash flows.

The Company is responsible for the valuation of IPR&D charges.  The values assigned to IPR&D are based on valuations that have been prepared using methodologies and valuation techniques consistent with those used by independent appraisers.  All values were determined by identifying research projects in areas for which technological feasibility had not been established.  Additionally, the values were determined by estimating the revenue and expenses associated with a project’s sales cycle and the amount of after-tax cash flows attributable to these projects.  The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return.  The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

At the time of acquisition, the Company expects all acquired IPR&D will reach technological feasibility, but there can be no assurance that the commercial viability of these products will actually be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing and conducting clinical trials necessary to obtain regulatory approvals.  The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, delay or failure to obtain required market clearances, and patent litigation. If commercial viability were not achieved, the Company would likely look to other alternatives to provide these therapies.

Note 6 — Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.  Inventory balances are as follows (in millions):

	October 29, 2004	April 30, 2004
Finished goods	$623.8	$541.4
Work in process	133.7	140.1
Raw materials	220.1	196.2
Total	$977.6	$877.7

Note 7 — Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended October 29, 2004 are as follows (in millions):

October 29, 2004
Balance at April 30, 2004	$4,236.9
Goodwill as a result of acquisitions	5.7
Currency adjustment, net	15.3
Balance at October 29, 2004	$4,257.9

Intangible assets, excluding goodwill, as of October 29, 2004 and April 30, 2004 are as follows (in millions):

	Purchased Technology and Patents	Trademarks and Tradenames	Other	Total
As of October 29, 2004:
Amortizable intangible assets
Original cost	$949.5	$264.7	$239.9	$1,454.1
Accumulated amortization	(281.0)	(83.8)	(93.4)	(458.2)
Carrying value	$668.5	$180.9	$146.5	$995.9

As of April 30, 2004:
Amortizable intangible assets
Original cost	$901.9	$264.7	$224.8	$1,391.4
Accumulated amortization	(245.0)	(70.6)	(76.5)	(392.1)
Carrying value	$656.9	$194.1	$148.3	$999.3

Amortization expense for the three and six months ended October 29, 2004 was approximately $30.8 million and $60.8 million, respectively, and for the three and six months ended October 24, 2003 was approximately $28.6 million and $56.9 million, respectively.

Note 8 — Warranty Obligation

The Company offers a warranty on various products.  The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold.  Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.  The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim.  The Company recorded $2.0 million and $3.7 million of warranty expense for the three month periods ended October 29, 2004 and October 24, 2003, respectively, and $5.5 million and $4.8 million of warranty expense for the six month periods ended October 29, 2004 and October 24, 2003, respectively.  The warranty accrual as of October 29, 2004 and April 30, 2004 was $29.7 million and $35.5 million, respectively.

Note 9 — Comprehensive Income and Accumulated Other Non-Owner Changes in Equity

In addition to net earnings, comprehensive income includes changes in foreign currency translation adjustments (including the change in current exchange rates, or spot rates, of net investment hedges), unrealized gains and losses on foreign exchange derivative contracts qualifying and designated as cash flow hedges, minimum pension liabilities, and unrealized gains and losses on available-for-sale marketable securities. Comprehensive income for the three months ended October 29, 2004 and October 24, 2003 was $593.2 million and $487.3 million, respectively.  Comprehensive income for the six months ended October 29, 2004 and October 24, 2003 was $1,136.5 million and $960.2 million, respectively.

Presented below is a summary of activity for each component of accumulated other non-owner changes in equity (in millions):

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Foreign Exchange Derivatives	Minimum Pension Liability	Unrealized Gain (Loss) on Investments	Accumulated Other Non-Owner Changes in Equity
Balance April 30, 2004	$128.1	$(47.0)	$(10.3)	$1.2	$72.0
Period Change	10.6	8.5	(0.5)	(5.0)	13.6
Balance July 30, 2004	138.7	(38.5)	(10.8)	(3.8)	85.6
Period Change	46.7	1.7	(0.3)	9.4	57.5
Balance October 29, 2004	$185.4	$(36.8)	$(11.1)	$5.6	$143.1

Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to our non-U.S. subsidiaries, which are considered permanent in nature.  The tax benefit (expense) on the unrealized gain on derivatives for the three and six months ended October 29, 2004 was $3.5 million and $(1.3) million, respectively.  The tax benefit on the minimum pension liability was not material for the three and six months ended October 29, 2004.  The tax benefit (expense) on the unrealized gain (loss) on investments for the three and six months ended October 29, 2004 was $(5.1) million and $(2.3) million, respectively.

Note 10 — Retirement Benefit Plans

The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), defined contribution savings plans, post-retirement medical plans (other benefits), and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S.  The net periodic benefit cost of the pension and post-retirement medical plans include the following components for the three and six months ended October 29, 2004 and October 24, 2003 (in millions):

	Qualified Pension Benefits		Non-qualified Pension Benefits		Other Benefits
	Three months ended		Three months ended		Three months ended
	October 29, 2004	October 24, 2003	October 29, 2004	October 24, 2003	October 29, 2004	October 24, 2003

Service cost	$14.3	$11.0	$0.8	$0.6	$3.0	$2.3
Interest cost	10.0	7.7	0.7	0.5	2.6	2.0
Expected return on plan assets	(15.3)	(11.9)	—	—	(1.5)	(1.0)
Amortization of prior service cost	3.2	1.7	0.1	(0.1)	1.2	1.0
Net periodic benefit cost	$12.2	$8.5	$1.6	$1.0	$5.3	$4.3

	Qualified Pension Benefits		Non-qualified Pension Benefits		Other Benefits
	Six months ended		Six months ended		Six months ended
	October 29, 2004	October 24, 2003	October 29, 2004	October 24, 2003	October 29, 2004	October 24, 2003

Service cost	$28.6	$22.0	$1.6	$1.2	$6.0	$4.6
Interest cost	20.0	15.4	1.4	1.0	5.2	4.0
Expected return on plan assets	(30.6)	(23.8)	—	—	(3.0)	(2.0)
Amortization of prior service cost	6.4	3.4	0.2	(0.2)	2.4	2.0
Net periodic benefit cost	$24.4	$17.0	$3.2	$2.0	$10.6	$8.6

In April 2004, the FASB issued FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (see Note 3). The FSP was effective for the Company in the second quarter of fiscal year 2005. The Company has been unable to conclude whether the benefits provided by the plan are actuarially equivalent to the benefits provided under Medicare Part D of the Act due to the lack of authoritative guidance on determining actuarial equivalency, and therefore, the accumulated post-retirement benefit obligation and net periodic post-retirement cost do not reflect any benefit associated with the subsidy.

Note 11 — Interest (Income)/Expense

Interest income and interest expense for the three and six month periods ended October 29, 2004 and October 24, 2003 are as follows (in millions):

	Three months ended		Six months ended
	October 29, 2004	October 24, 2003	October 29, 2004	October 24, 2003

Interest income	$(21.5)	$(12.4)	$(38.4)	$(22.2)
Interest expense	14.4	13.5	27.0	24.7
Interest (income)/expense	$(7.1)	$1.1	$(11.4)	$2.5

Note 12 – Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes.  The Company operates in an international environment with significant operations in various locations outside the U.S.  Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law by the President. The Act allows U.S. corporations a one-time deduction of 85 percent of certain “cash dividends” received from controlled foreign corporations. The deduction is available to corporations during the tax year that includes October 22, 2004 or in the immediately subsequent tax year.  According to the Act, the amount of eligible dividends is limited to $500 million or the amount described as permanently reinvested earnings outside the U.S. in the most recent audited financial statements filed with the SEC on or before June 30, 2003.  Based on these requirements, the Company has $934 million of cash held outside the U.S., which could be eligible for the special deduction in either fiscal year 2005 or 2006.  Due to the complexity of the repatriation provision, the Company is still evaluating the effects of the Act on our plan for repatriation of foreign earnings and the related impact to our tax provision.  It is anticipated that this evaluation will be completed by the end of our current fiscal year.  The range of possible amounts that the Company is currently considering eligible for repatriation is between zero and $934 million.  The related potential range of income tax is between zero and $65 million.

Note 13 — Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds of the potentially dilutive shares.  Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan (ESPP).  Shares related to the contingently convertible debentures are not included in diluted earnings per share as of October 29, 2004 or October 24, 2003, as the shares have not met the requirements for conversion (see Note 3).

Presented below is a reconciliation between basic and diluted weighted average shares outstanding (shares in millions):

	Three months ended		Six months ended
	October 29, 2004	October 24, 2003	October 29, 2004	October 24, 2003

Basic	1,209.5	1,214.5	1,209.3	1,216.0
Effect of dilutive securities:
Employee stock options	9.5	11.1	9.6	11.0
Other	1.7	2.0	1.6	1.7
Diluted	1,220.7	1,227.6	1,220.5	1,228.7

The calculation of weighted average diluted shares outstanding excludes options for approximately 12.2 million common shares for the three and six months ended October 29, 2004, and 12.1 million common shares for the three and six months ended October 24, 2003, as the exercise price of those options was greater than the average market price for the period, resulting in an anti-dilutive effect on diluted earnings per share.

Note 14 — Segment and Geographic Information

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

	Three months ended		Six months ended
	October 29, 2004	October 24, 2003	October 29, 2004	October 24, 2003

Cardiac Rhythm Management	$1,103.7	$1,023.6	$2,200.4	$1,989.1
Spinal, ENT, and Navigation	505.6	406.2	990.1	796.8
Neurological and Diabetes	429.9	393.6	838.2	761.6
Vascular	201.5	194.2	397.2	388.0
Cardiac Surgery	159.1	146.2	320.0	292.5
	$2,399.8	$2,163.8	$4,745.9	$4,228.0

Geographic information:

Three months ended (in millions):

October 29, 2004	United States	Europe	Asia Pacific	Other Foreign	Eliminations	Consolidated
Net sales to external customers	$1,620.5	$478.0	$238.9	$62.4	$—	$2,399.8
Intergeographic sales	327.4	226.5	0.3	—	(554.2)	—
Total net sales	$1,947.9	$704.5	$239.2	$62.4	$(554.2)	$2,399.8

Three months ended (in millions):

October 24, 2003	United States	Europe	Asia Pacific	Other Foreign	Eliminations	Consolidated
Net sales to external customers	$1,499.9	$402.2	$208.0	$53.7	$—	$2,163.8
Intergeographic sales	238.3	286.4	0.2	—	(524.9)	—
Total net sales	$1,738.2	$688.6	$208.2	$53.7	$(524.9)	$2,163.8

Six months ended (in millions):

October 29, 2004	United States	Europe	Asia Pacific	Other Foreign	Eliminations	Consolidated
Net sales to external customers	$3,212.1	$955.8	$461.7	$116.3	$—	$4,745.9
Intergeographic sales	681.8	481.0	0.5	—	(1,163.3)	—
Total net sales	$3,893.9	$1,436.8	$462.2	$116.3	$(1,163.3)	$4,745.9

Six months ended (in millions):

October 24, 2003	United States	Europe	Asia Pacific	Other Foreign	Eliminations	Consolidated
Net sales to external customers	$2,904.9	$822.5	$399.5	$101.1	$—	$4,228.0
Intergeographic sales	504.2	484.0	0.4	—	(988.6)	—
Total net sales	$3,409.1	$1,306.5	$399.9	$101.1	$(988.6)	$4,228.0

Note 15 — Contingencies

The Company believes it has meritorious defenses against its claims and intends to vigorously contest them. Negative outcomes of the litigation matters discussed below are not considered probable or cannot be reasonably estimated. Accordingly, the Company has not recorded reserves regarding these matters in the financial statements as of October 29, 2004.  The Company records a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable or a probable loss cannot be reasonably estimated, a liability is not recorded. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. While it is not possible to predict the outcome of the actions discussed below, the Company believes that costs associated with them could have a material adverse impact on the Company’s consolidated earnings, financial position or cash flows for any one interim or annual period.

On October 6, 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, Inc. (J&J), filed suit in federal court in the District Court of Delaware against Arterial Vascular Engineering, Inc., which Medtronic acquired in January 1999 and which is now known as Medtronic Vascular, Inc. (“Medtronic Vascular”). The suit alleged that Medtronic Vascular’s modular stents infringe certain patents now owned by Cordis. Boston Scientific Corporation is also a defendant in this suit. On December 22, 2000, a Delaware jury rendered a verdict that the previously marketed MicroStent and GFX® stents infringe valid claims of two patents and awarded damages to Cordis totaling approximately $270.0 million. On March 28, 2002, the District Court entered an order in favor of Medtronic Vascular, deciding as a matter of law that Medtronic Vascular’s MicroStent and GFX stents do not infringe the patents. Cordis appealed, and on August 12, 2003 the Court of Appeals for the Federal Circuit reversed the District Court’s decision and remanded the case to the District Court for further proceedings. The District Court has now issued a new claim construction and directed the parties to file new expert reports and brief certain issues. The case is scheduled to be re-tried in the first calendar quarter of 2005. Neither the Court of Appeals nor the District Court has affirmed the jury’s verdict as to liability or damages. Consequently, Medtronic has not recorded an expense related to damages in this matter.

On December 24, 1997, Advanced Cardiovascular Systems, Inc. (ACS), a subsidiary of Guidant Corporation (Guidant), sued Medtronic Vascular in federal court in the Northern District of California alleging that Medtronic Vascular’s modular stents infringe certain patents held by ACS, and seeking injunctive relief and monetary damages. Medtronic Vascular denied infringement and in February 1998, Medtronic Vascular sued ACS in federal court in the District Court of Delaware alleging infringement of certain of its stent patents, for which Medtronic Vascular is seeking injunctive relief and monetary damages. The cases have been consolidated in Delaware. The District Court has held a so-called “Markman” hearing, but has not yet issued a claim construction ruling. Medtronic Vascular has moved for summary judgment on the basis of literal infringement against all of ACS’ accused products. ACS has also moved for summary judgment on the basis of literal infringement against all of Medtronic Vascular’s accused products. Trial has been scheduled to commence in January 2005.

On June 15, 2000, Medtronic filed suit in U.S. District Court in Minnesota against Guidant seeking a declaration that the Jewel® AF device does not infringe certain patents held by Guidant and/or that such patents were invalid. Thereafter, Guidant filed a counterclaim alleging that the Jewel AF and the Gem III® AT® devices infringe certain patents relating to atrial fibrillation. The Court held a hearing to determine construction of claims and on May 25, 2004, issued its order interpreting certain of the claims in the patents.   In November 2004, the parties settled this lawsuit.  In conjunction with the settlement, the parties entered into a cross-license agreement that allows each company to continue making and selling the products that were the subject of the litigation.  All other terms of the settlement are confidential.

On September 12, 2000, Cordis filed an additional suit against Medtronic Vascular in the District Court of Delaware alleging that Medtronic Vascular’s S670, S660 and S540 stents infringe the patents asserted in the October 1997 Cordis case above. The Court temporarily stayed proceedings in this suit until the appeals were decided in the 1997 case discussed previously. The District Court has now lifted the stay and has scheduled a trial date for April 2006. This case is currently in the discovery stage.

On January 26, 2001, DePuy/AcroMed, Inc. (DePuy/AcroMed), a subsidiary of J&J, filed suit in U.S. District Court in Massachusetts alleging that Medtronic Sofamor Danek, Inc. (MSD) was infringing a patent relating to a design for a thoracolumbar multiaxial screw (MAS). In March 2002, DePuy/AcroMed supplemented its allegations to claim that MSD’s M10, M8 and Vertex® screws infringe the patent. On April 17, 2003 and February 26, 2004, the District Court ruled that the M10 and M8 multiaxial screws and the Vertex screws, respectively, do not infringe.  On October 1, 2004, a jury found that the MAS screw, which Medtronic no longer sells in the U.S. market, infringes under the doctrine of equivalents. The jury awarded damages against Medtronic of $21.0 million. Post-trial motions, including Medtronic’s motion for judgment in its favor as a matter of law, are in progress.   As of the date of this report, the

court has not entered final judgment.  Given the uncertainty of these post-trial motions and the absence of an entered judgment against Medtronic, the Company has not recorded an expense related to this matter.

On May 9, 2001, MSD filed a lawsuit against Dr. Gary Karlin Michelson and Karlin Technology, Inc. (Defendants) in the U.S. District Court for the Western District of Tennessee. The complaint sought damages and injunctive relief against the Defendants for breach of purchase and license agreements relating to intellectual property in the field of threaded and non-threaded spinal interbody implants, fraud, breach of non-competition obligations and other claims. In October 2001, the Defendants filed several counterclaims against MSD, as well as a third-party complaint against Sofamor Danek Holdings, Inc., a related entity having a license for certain cervical plate technology, seeking damages and injunctive relief based on several claims, including breach of contract, infringement of several patents, fraud and unfair competition. The parties dispute the scope of the rights in the above agreements with respect to improvements conceived after the agreements were signed. In November 2003, the court issued a ruling limiting the Company’s rights under such purchase and license agreements to inventions disclosed in patents and patent applications identified in the agreements and excluding rights to later inventions. Trial commenced on June 1, 2004 on the parties’ claims of breach and Dr. Michelson’s and KTI’s claims of patent infringement and tortious interference with contractual relations.   On September 28, 2004 the jury delivered a verdict finding that:  (1) the license and purchase agreements remain in effect, but that; (2) MSD breached certain provisions of its various technology agreements with Dr. Michelson and KTI, for which damages of approximately $110.0 million were awarded; (3) certain MSD products infringe Dr. Michelson’s patents; (4) punitive damages were appropriate on certain breach of contract claims; and that (5) Medtronic had not breached any duties to Dr. Michelson or KTI. On October 12, 2004, the jury further awarded Dr. Michelson and KTI punitive damages totaling $400.0 million against MSD on certain breach of contract claims.

The court is currently considering a number of equitable issues raised by the parties and has yet to enter judgment against MSD.  In its motions, MSD is asserting that notwithstanding the jury’s findings on infringement, MSD has an implied license to the affected technology on the basis of legal and equitable estoppel.  MSD further asserts that the Defendants are equitably prohibited from pursuing certain of their breach of contract claims on the grounds of waiver, estoppel, and acquiescence.  Additionally, MSD asserts that Dr. Michelson and KTI should be enjoined from competing with MSD as required by the agreements.  Dr. Michelson is seeking a declaratory judgment that he is entitled to terminate his license of certain cervical plate technology to Sofamor Danek Holdings, Inc.  MSD asserts Dr. Michelson is prohibited from seeking to terminate the license relating to cervical plate technology on the grounds of no material breach, waiver and/or ratification.  In addition, the Defendants are seeking: an expansion of the jury verdict to apply a royalty payable to KTI on all MSD sales of its INFUSE® product; additional damages for alleged unjust enrichment; a valuation of the damages for patent infringement found by the jury; enhanced damages from the court for willful infringement by MSD of one of Dr. Michelson’s patents; prejudgment interest; and other fees and costs, including attorney fees.  The parties have agreed that, prior to January 23, 2005, Dr. Michelson will not seek to enjoin MSD’s rights to make, use or sell any of the products that the jury found to infringe patents issued after the dates of the license and purchase agreements.  As of the date of this report, the court has not ruled on any of the parties’ motions.  Medtronic and MSD strongly disagree with the damages awarded and believe that the award is unjustified and excessive. MSD intends to pursue all other appropriate post-trial remedies, including exercising its right to appeal and believes its position will ultimately be vindicated.  Given the uncertainty of these post-trial motions, the absence of judgment against it, and Medtronic’s intent to appeal the jury verdict as unjustified and excessive, Medtronic has not recorded an expense related to this matter.  Management cannot reasonably estimate the time frame in which this litigation will be resolved, including when and if any amounts will be paid.

On October 31, 2002, the Department of Justice filed a notice that the U.S. was declining to intervene in an action against Medtronic filed under seal in 1998 by two private attorneys (Relators), under the qui tam provisions of the federal False Claims Act. Relators alleged that Medtronic defrauded the FDA in obtaining pre-market approval to manufacture and sell Models 4004, 4004M, 4504 and 4504M pacemaker leads in the late 1980s and early 1990s. Relators further alleged that Medtronic did not provide information about testing of the pacemaker leads to the FDA in the years after the agency’s approval of the leads. Pursuant to the requirements of the False Claims Act, the case remained under seal while the U.S. Department of Justice determined whether to intervene in the action and directly pursue the claims on behalf of the U.S. On June 6, 2003, Medtronic’s motion to dismiss the action on several grounds was denied by the U.S. District Court, Southern District of Ohio. The Sixth Circuit Court of Appeals accepted an interlocutory appeal to review that decision, and heard oral argument on November 4, 2004. The Court of Appeals has taken the matter under advisement. A previously set trial date has been taken off the court’s calendar.

On May 2, 2003, Cross Medical Products, Inc. (Cross) sued MSD in the U.S. District Court for the Central District of California. The suit alleges that Medtronic’s CD HORIZON®, Vertex and Crosslink® products infringe certain patents owned by Cross. Medtronic has counterclaimed that Cross’ cervical plate products infringe certain patents of MSD, and Cross has filed a reply alleging that MSD infringes certain cervical plate patents of Cross. On May 19, 2004, the Court issued a ruling that held that the MAS, Vertex, M8, M10, CD HORIZON® SEXTANT™ and LEGACY™ screw products infringe one of the patents. A hearing on the validity of that patent was held on July 12, 2004, after which the Court ruled that the patents were valid.  Cross made a motion for permanent injunction on the multiaxial screw products, which the Court granted on September 20, 2004, but stayed the effect of the injunction until January 3, 2005.  MSD requested an expedited appeal of the ruling and the Federal Circuit Court of Appeals granted the request and will hear the appeal in March 2005.  MSD has introduced new multiaxial screw products that are not subject to the injunction.  Cross moved for summary judgment of infringement regarding MSD’s new multiaxial screw products and that motion, and other summary judgment motions concerning Crosslink products, are scheduled to be heard on December 13, 2004. Trial is currently scheduled for February 2005.

On August 19, 2003, Edwards Lifesciences LLC and Endogad Research PTY Limited sued Medtronic Vascular, Cook Incorporated (Cook)  and W.L. Gore & Associates, Inc. (Gore) in the U.S. District Court for the Northern District of California. The suit alleges that a patent owned by Endogad and licensed to Edwards is infringed by Medtronic Vascular’s AneuRx® Stent Graft and/or Talent™  Endoluminal Stent-Graft System, and by products of Cook and Gore. On June 4, 2004, Medtronic filed suit alleging that the inventor of the patent had breached a contract with Medtronic and is seeking to have Medtronic named as the rightful owner of the patent. The patent suit has been stayed pending the Court’s determination as to ownership of the patent in the suit brought by Medtronic against the inventor.

On September 4, 2003, Medtronic was informed by the Department of Justice that the government is investigating allegations that certain payments and other services provided to physicians by MSD constituted improper inducements under the federal Anti-Kickback Statute. The allegations were made as part of a civil qui tam complaint brought pursuant to the federal False Claims Act. On November 21, 2003, Medtronic was served with a government subpoena seeking documents in connection with these allegations. On September 2, 2004, Medtronic received a copy of a second civil qui tam complaint brought by a second relator asserting similar allegations under the False Claims Act. The Company views the second complaint as having arisen out of essentially similar facts and circumstances as the first qui tam complaint, and believes that the second complaint does not materially expand the nature of the existing inquiry in which the Company is cooperating. The cases remain under seal in the U.S. District Court for the Western District of Tennessee. The Company is cooperating fully with the investigations and is independently evaluating these matters, the internal processes associated therewith, and certain employment matters related thereto, in each case, under the supervision of a special committee of the Board.

On October 2, 2003, Etex Corporation served MSD, Medtronic and Medtronic International Ltd. with a Notice and Demand for Arbitration, under the terms of a Purchase and Option Agreement between Medtronic and Etex Corporation entered into on March 27, 2002. The arbitration demand alleges breach of the agreements, fraud, deceptive trade practices and antitrust violations and asks for specific performance and/or monetary damages. The binding arbitration is governed by Minnesota law and the federal Arbitration Act.  An arbitrator has been selected and the parties are in the process of completing discovery.  The case is currently scheduled for arbitration in February 2005.

On October 2, 2003, Cordis sued Medtronic Vascular in the U.S. District Court, Northern District of California, alleging that the S7 stent delivery system infringes certain catheter patents owned by Cordis. Pursuant to stipulation of the parties, the Court has stayed the suit and referred the matter to arbitration. The arbitrators have not yet been selected.

On November 11, 2003, Endoscopic Technologies, Inc., d/b/a Estech, Inc., filed suit in the U.S. District Court, Northern District of California, asserting claims under the Sherman Antitrust Act, the California State Antitrust Act and unfair trade practices under the California Business and Professions Code. The case was designated a related case to a suit for patent infringement that Medtronic had filed against Estech relating to Estech’s stabilization device for cardiac surgery. The parties have now settled and dismissed the cases without material payment.

Note 16 — Subsequent Events

In November 2004, the Company acquired all of the outstanding stock of Angiolink Corporation (Angiolink).  The consideration paid for Angiolink was $45.0 million in cash subject to purchase price increases, which would be triggered by the achievement of certain milestones.  Angiolink is a privately held company that is focused on developing innovative wound closure solutions for vascular procedures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Business

We are a world leading medical technology company, providing lifelong solutions for people with chronic disease. We function in five operating segments, including Cardiac Rhythm Management (CRM); Spinal, Ear, Nose and Throat (ENT) and Navigation (formerly Surgical Navigation Technology (SNT)); Neurological and Diabetes; Vascular; and Cardiac Surgery. Through these five operating segments, we develop, manufacture, and market our medical devices in more than 120 countries worldwide, and continue to expand patient access to our products in these markets. Our primary products include medical devices and technology to treat bradycardia, tachyarrhythmia, heart failure, atrial fibrillation, coronary vascular disease, endovascular disease, peripheral vascular disease, heart valve disease, malignant and non-malignant pain, diabetes, urological disorders, gastroenterological ailments, movement disorders, spinal disorders, neurodegenerative disorders, and ear, nose and throat disorders.

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

The preparation of the consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, property, plant and equipment, minority investments, legal proceedings, purchased in-process research and development (IPR&D), warranty obligations, product liability, self-insurance, pension and post-retirement obligations, sales returns and discounts, and income taxes are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience, actuarial valuations, or various assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

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

Legal Proceedings

We are involved in a number of legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures or lost revenues. We record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. Our significant legal proceedings are discussed further in Note 15 to the condensed consolidated financial statements and are incorporated by reference into Part II, Item 1—Legal Proceedings. While it is not possible to predict the outcome of the actions discussed, we believe that costs associated with them could have a material adverse impact on the consolidated earnings, financial position or cash flows of any one interim or annual period.  Two cases in which damages have been awarded in the second quarter of fiscal year 2005 are summarized below.

During the three months ended October 29, 2004, we received a jury verdict in the Dr. Gary Karlin Michelson and Karlin Technology, Inc. vs. Medtronic Sofamor Danek, Inc. (MSD) case, regarding rights to intellectual property and other ongoing disputes.  A jury in a U.S. District Court in Memphis awarded total damages (both compensatory and punitive) of $510 million to Dr. Michelson and his company Karlin Technology, Inc.  Even though the jury has been dismissed, no final judgment has been entered by the court, and the parties have a number of motions still pending before the judge.  We strongly disagree with the damages awarded and believe that the award is unjustified and excessive.  MSD intends to pursue all other appropriate post-trial remedies, including exercising its right to appeal and believes its position will ultimately be vindicated.  Given the uncertainty of these post-trial motions, the absence of judgment against us, and our intent to appeal the jury verdict as unjustified and excessive, we have not recorded an expense related to this matter.  Management cannot reasonably estimate the time frame in which this litigation will be resolved, including when and if any amounts will be paid.

During the three months ended October 29, 2004, we also received a jury verdict in the DePuy/AcroMed, Inc. (a J&J subsidiary) vs. MSD case, related to the multiaxial screw product that we previously sold in the U.S. market.  The jury found that the multiaxial screw, which we no longer sell in the U.S. market, infringes under the doctrine of equivalents. The jury awarded damages against us of $21 million. Post-trial motions, including our motion for judgment in our favor as a matter of law, are in progress.  As of the date of this report, the court has not entered final judgment.  Given the uncertainty of these post-trial motions and the absence of an entered judgment against us, we have not recorded an expense related to this matter.

We believe that we have meritorious defenses against the above claims (including those additional matters detailed in Note 15) and intend to vigorously contest them. Negative outcomes of these litigation matters are not considered probable or cannot be reasonably estimated. Accordingly, we have not recorded reserves regarding these matters in our financial statements as of October 29, 2004.

Minority Investments

We make long-term, strategic investments in companies that are in varied stages of development. We account for these investments under the cost or equity method of accounting, as appropriate. Publicly traded investments accounted for under the cost method are adjusted to fair value at the end of each quarter based on their quoted market price. The valuation of investments accounted for under the cost method that do not have quoted market prices is based on all available financial information related to the investee, including valuations based on recent third-party equity investments in the investee. Required adjustments to the carrying value of publicly traded investments are recorded in shareholders’ equity as accumulated other non-owner changes in equity unless an unrealized loss is considered to be other-than-temporary. If an unrealized loss for any investment is considered to be other-than-temporary, the loss will be recognized in the statement of consolidated earnings in the period the determination is made. Investments accounted for under the equity method are recorded at the amount of our investment and adjusted each period for our share of the investee’s income or loss and dividends paid. Investments accounted for under both the cost and equity methods are reviewed quarterly for changes in circumstance or the occurrence of events that suggest our investment may not be recoverable. As of October 29, 2004 and April 30, 2004, we have $252 million and $238 million, respectively, of minority investments, which are recorded as long-term investments in the condensed consolidated balance sheets. Of these investments, $223 million and $212 million, respectively, represent investments in companies that do not have quoted market prices.

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

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with goodwill impairment tests are considered critical due to the amount of goodwill recorded on our condensed consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows.  Goodwill was $4.3 billion and $4.2 billion as of October 29, 2004 and April 30, 2004, respectively.

Other intangible assets consist primarily of purchased technology, patents, and trademarks and are amortized using the straight-line method over their estimated useful lives, ranging from 3 to 20 years. We review these intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable.  Other intangible assets, net of accumulated amortization, were $996 million and $999 million as of October 29, 2004 and April 30, 2004, respectively.

Tax Strategies

Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may or may not prevail. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate. This rate is then applied to our quarterly operating results. In the event there is a special and/or IPR&D charge recognized in our operating results, the tax attributable to that item would be separately calculated and recorded in the same period as the special and/or IPR&D charge.

Tax regulations require certain items to be included in the tax return at different times than items are required to be recorded in the financial statements. As a result, our effective tax rate reflected in our financial statements is different than that reported in our tax return. Some of these differences are permanent, such as expenses that are not deductible on our tax return, and some are timing differences, such as depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our statements of consolidated earnings. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred or expense has already been taken as a deduction on our tax return, but has not yet been recognized as an expense in our statements of consolidated earnings.

Tax audits associated with the allocation of income, and other complex issues, may require an extended period of time to resolve and may result in income tax adjustments if changes to our allocation are required between jurisdictions with different tax rates. Tax authorities periodically review tax returns and propose adjustments to our tax filings. In August 2003, the U.S. Internal Revenue Service (IRS) proposed adjustments to certain of our previously filed returns. The positions taken by the IRS with respect to these proposed adjustments could have a material unfavorable impact on our effective tax rate in future periods. As we believe we have meritorious defenses for our tax filings, in November 2004 we initiated defense of these filings at the IRS appellate level, and if necessary, we will vigorously defend them through litigation in the courts.  We believe we have provided for all probable liabilities resulting from tax assessments by taxing authorities.

Our current tax strategies have resulted in an effective tax rate of 29%, which is below the U.S. statutory rate of 35%. An increase in our effective tax rate of 1% would result in an additional income tax provision for the three and six months ended October 29, 2004 of approximately $8 million and $15 million, respectively.

Results of Operations

Consolidated net sales for the three and six months ended October 29, 2004 were $2.400 billion and $4.746 billion, respectively.  This is an increase of $236 million and $518 million, respectively, or 11% and 12%, respectively, over the same periods in the prior year.  Additionally, during the three and six months ended October 29, 2004, foreign exchange translation had a favorable impact on net sales of $40 million and $75 million, respectively.

The three month increase in net sales was primarily driven by growth in certain businesses within our CRM and Spinal, ENT and Navigation operating segments.  CRM net sales for the three months ended October 29, 2004 increased by $80 million, or 8%, over the same period in the prior year.  The increase in CRM net sales was driven primarily by a 17% increase in defibrillation system sales and a 22% increase in Emergency Response Systems sales.  Spinal, ENT and Navigation net sales for the three months ended October 29, 2004 increased by $99 million, or 25%, over the same period in the prior year.  This increase was primarily driven by our Spinal business, which had a net sales increase of 27% over the same period in the prior year.  The Spinal business benefited from continued strong acceptance of the INFUSE® Bone Graft and growth in our spinal surgery product line.

The six month increase in net sales was also driven by growth in certain businesses within our CRM and Spinal, ENT and Navigation operating segments.  CRM net sales for the six months ended October 29, 2004 increased by $211 million, or 11%, over the same period in the prior year.  The increase in CRM net sales was driven primarily by a 24% increase in defibrillation systems sales.  Spinal, ENT and Navigation net sales for the six months ended October 29, 2004 increased by $193 million, or 24%, over the same period in the prior year.  This increase was primarily driven by our Spinal business, which had a sales increase of 27% over the same period in the prior year.  The Spinal business again benefited from continued strong growth of the INFUSE® Bone Graft and growth in our spinal surgery product line.

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

Acquisitions

During the second quarter of fiscal year 2004, we acquired substantially all of the assets of Coalescent Surgical, Inc. (Coalescent) for approximately $54 million in cash subject to purchase price increases, which would be triggered by the achievement of certain milestones.  Coalescent develops and markets the U-Clip™ Anastomotic Device and the SPYDER™ Proximal Anastomotic Device.  The U-Clip device creates high-quality anastomoses (a seamless connection) without sutures and is primarily used in coronary bypass surgery.  The SPYDER device automatically deploys a series of U-Clip devices when attaching the bypass graft to the aorta.  This acquisition is expected to complement our surgical product line and strategy to develop technologies to promote surgical procedures that produce better patient outcomes, and reduce hospital trauma and hospitalization.

Earnings and Earnings Per Share (dollars in millions, except per share data):

	Three Months Ended		Six Months Ended
	October 29, 2004	October 24, 2003	October 29, 2004	October 24, 2003
Net earnings, as reported	$536	$476	$1,065	$927

Special and IPR&D charges, after-tax	$—	$1	$—	$1
Diluted earnings per share, as reported	$0.44	$0.39	$0.87	$0.75
Special and IPR&D charges, after-tax, per diluted share	$—	$—	$—	$—

There were no special and/or IPR&D charges during the three and six months ended October 29, 2004.  Special and IPR&D charges in the three and six months ended October 24, 2003 consisted of a $3 million after-tax reversal of previously recognized charges related to our facility consolidation initiatives in the Vascular operations, partially offset by $2 million of IPR&D charges related to the acquisition of TVI.  See Note 5 to the condensed consolidated financial statements for more detail regarding our special and IPR&D charges.

Other Matters

In response to numerous external factors, including rising medical benefit costs and evolving workforce demographics, we completed an extensive study to realign our portfolio of employee benefits in the first half of fiscal year 2005.  As a result of this study and the planned changes to employee benefits, including the cessation of the Employee Stock Ownership Plan contribution at the end of fiscal 2005 and changes to both the U.S. defined benefit pension and post-retirement medical plans, we awarded fully vested, nonqualified stock options as part of our annual broad employee-based stock option award, which took place during the second quarter of fiscal year 2005.  Due to the immediate vesting provisions, this one-time award, with an aggregate fair value, net of tax, of $64.2 million, resulted in increased pro forma compensation expense for the three and six months ended October 29, 2004 as compared to the typical grant that is expensed over a four-year vesting period.  Executive officers who received stock options in connection with the annual grant did not receive fully vested awards, but instead received awards subject to our standard policy on option vesting, which is generally over a four-year period.  The actual number of grants remains consistent with prior years.  The planned changes to employee benefits are not expected to have a material impact on our consolidated earnings, financial position or cash flows (refer to Note 2 of the condensed consolidated financial statements).

In September 2004, the Emerging Issues Task Force (EITF) reached a consensus regarding Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” requiring that the dilutive effect of contingent convertible debt instruments (“CoCo’s”) be included in diluted earnings per share calculations for all periods (if dilutive), regardless of whether the triggering contingency has been satisfied.  Adoption of Issue No. 04-08 requires retroactive restatement of prior period dilutive earnings per share.  The consensus is expected to be effective for us at the end of the third quarter of fiscal year 2005.  Currently, we have one issuance of CoCo debt outstanding and estimate that the adoption of this consensus would increase diluted shares and thereby decrease diluted earnings per share by approximately 3% and 2%, respectively, for the three months ended October 29, 2004.  However, we are currently considering seeking a modification to our CoCo, which could eliminate or reduce the impact to our diluted shares and diluted earnings per share otherwise required by Issue No. 04-08.

Net Sales

The charts below illustrate net sales by operating segment for the three and six months ended October 29, 2004 and October 24, 2003:

Cardiac Rhythm Management

CRM products consist primarily of pacemakers, implantable and external defibrillators, leads and ablation products.  CRM net sales for the three and six months ended October 29, 2004 increased by $80 million and $211 million, or 8% and 11%, respectively, over the same periods in the prior year.  Foreign currency translation had a favorable impact on net sales for the three and six months ended October 29, 2004 of approximately $21 million and $39 million, respectively, when compared to the same periods in the prior year.  The growth in net sales for the three month period ended October 29, 2004 was driven by a 17% increase in net sales of defibrillation systems, which was led by strong acceptance of the recently released Intrinsic™ implantable cardioverter defibrillator (ICD) and continued growth in sales of the InSync Maximo™ cardiac resynchronization device with defibrillator back-up (CRT-D), released in the U.S. during the first quarter of fiscal year 2004.  Intrinsic is the first ICD with Managed Ventricular Pacing (MVP™), a new pacing mode designed to promote natural heart activity by minimizing unnecessary right ventricular pacing. The growth in net sales for the six months ended October 29, 2004 was driven by a 24% increase in net sales of defibrillation systems, which was led by continued growth in the Maximo™ ICD, the second quarter U.S. release of the Intrinsic ICD, and sales growth of the InSync Maximo CRT-D device.  Pacing net sales for the three and six months ended October 29, 2004 decreased 4% and 2%, respectively, in comparison to the same period in the prior year as a result of competitive pressures in a market experiencing relatively flat growth.  Additionally, Medtronic Emergency Response Systems net sales grew by 22% and 14%, respectively, during the three and six months ended October 29, 2004 as a result of continued strong acceptance of automated external defibrillators (AEDs) and solid second quarter fiscal year 2005 growth in hospital-based emergency response systems.

Looking ahead, we expect our CRM operating segment to benefit from the following:

•              Continued acceptance of the InSync Maximo CRT-D and recently released InSync Sentry™ CRT-D.  The InSync Maximo was released in the U.S. during June 2004.  The InSync Sentry is the world’s first CRT-D device offering automatic fluid status monitoring in the thoracic cavity or the chest area encompassing the lungs and heart.  This advance is expected to provide critical advantage in managing heart failure, since thoracic fluid accumulation is a primary indicator of worsening heart failure and often results in patient hospitalization.  The InSync Sentry was released in Europe during June 2004 and approved in the U.S. during November 2004.

•              Continued acceptance of the Intrinsic ICD with MVP.  Intrinsic was released in Europe during May 2004 and in the U.S. during August 2004.

•              Continued growth in the tachyarrhythmia market due to the expected increase in coverage from the Centers for Medicare and Medicaid Services (CMS).  The CMS recently published their draft recommendations for reimbursement coverage of ICDs to treat the Sudden Cardiac Death in Heart Failure Trial (SCD-HeFT) patient population.  The proposed coverage decision would increase target patient populations by 500,000 or more people and is expected to be effective in January 2005.

•              Continued acceptance of the Medtronic Carelink® Network.  The Medtronic CareLink Network enables patients, as instructed by their physician, to transmit data from their implantable device anywhere in the U.S. using a portable monitor that is connected to a standard telephone.  Within minutes, the patient’s physician and nurses can view the data on a secure Internet website.

•              The introduction of a new CRT-D device named the InSync III Marquis™.  The InSync III Marquis is a CRT-D device with ventricle-to-ventricle (V-to-V) timing and is expected to be approved in the U.S. early in calendar year 2005.  At the time the InSync III Marquis is approved, V-to-V timing will also be available on our InSync Maximo and InSync Sentry CRT-D devices.

Spinal, ENT, and Navigation

Spinal, ENT, and Navigation products include thoracolumbar, cervical and interbody spinal devices, bone growth and bone regeneration products, surgical navigation tools, and surgical products used by ENT physicians.  Spinal, ENT, and Navigation net sales for the three and six months ended October 29, 2004 increased by $99 million and $193 million, or 25% and 24%, respectively, over the same periods in the prior year.  Foreign currency translation had a favorable impact on net sales for the three and six months ended October 29, 2004 of approximately $4 million and $8 million, respectively, as compared to the same periods in the prior year.  The majority of the increase was driven by our Spinal business, which grew 27% over each of the same periods in the prior year.  The Spinal net sales increase reflects the continued strong acceptance of our CD HORIZON® LEGACY™ 5.5 spinal system, and strong sales growth of the INFUSE Bone Graft for spinal fusion and acute tibia fractures.  INFUSE Bone Graft contains recombinant human bone morphogenetic protein (rhBMP-2), the genetically engineered version of a naturally occurring protein that is capable of initiating bone growth in specific targeted areas. ENT net sales for the three and six months ended October 29, 2004 increased by 14% and 15%, respectively, compared to the same periods in the prior year.  Navigation net sales for the three and six months ended October 29, 2004 increased by 4% and 7%, respectively, compared to the same periods in the prior year.  ENT net sales growth was led by increased acceptance of power and nerve monitoring systems, and Navigation net sales growth was supported by the introduction of the Medtronic StimPilot™ System, which simplifies brain stimulation surgery.

Looking ahead, we expect our Spinal, ENT, and Navigation operating segment to benefit from the following:

•              Continued market acceptance of INFUSE Bone Graft for spinal fusion and acute tibia fractures.

•              Steady acceptance of our expanding suite of Minimal Access Spine Technologies (MAST) products and minimally invasive surgical techniques.  During October 2004, we introduced the METRx QUADRANT™ Retractor and the CD HORIZON LEGACY 5.5 Cannulated Implant System, offering surgeons two new tools to operate on the spine with much smaller incisions.  The CD HORIZON LEGACY 5.5 Cannulated Implant System is used in conjunction with the METRx QUADRANT Retractor in “over-the-wire” spinal surgery procedures. Utilizing the Cannulated system provides many benefits such as control of screw trajectory, more accurate screw placement and a consistently reproducible technique.

•              Continued acceptance of the NIM-Spine™ System neural integrity monitor.  The NIM-Spine System is a surgeon-guided device for locating and identifying peripheral motor nerves during spinal surgery, and is designed to help predict and possibly prevent potential neurological injury. The NIM-Spine System was released in the U.S. during May 2004.

•              Continued acceptance of the BRYAN®, Maverick™ and Prestige® artificial discs outside the U.S.

Neurological and Diabetes

Neurological and Diabetes products consist primarily of implantable neurostimulation devices, external and implantable drug administration systems, neurosurgery products, urology products, gastroenterology products, hydrocephalic shunts/drainage devices, surgical instruments, functional diagnostic equipment and medical systems for the treatment of diabetes. Neurological and Diabetes net sales for the three and six months ended October 29, 2004 increased by $36 million and $77 million, or 9% and 10%, respectively, over the same periods of the prior year.  Foreign currency had a favorable impact on net sales during the three and six months ended October 29, 2004 of approximately $6 million and $11 million, respectively, as compared to the same periods in the prior year.  Neurological net sales for the three and six months ended October 29, 2004 increased by 9% and 8%, respectively, in comparison to the same periods in the prior year, which was below our expectations due to the continued impact of new and existing competitors in the Neurological market.  The increase in Neurological net sales primarily related to the continued acceptance of Activa® Therapy for Parkinson’s disease and Essential Tremor, InterStim® Therapy for Urinary Control, and growth in the sales of our SynchroMed® II Implantable Drug Infusion Pump.  Diabetes net sales for the three and six months ended October 29, 2004 increased by 9% and 13%, respectively, in comparison to the same periods in the prior year, which was lower than anticipated due to very difficult comparisons to the prior periods.  Net sales increases for the three months ended October 29, 2004 were a result of growth in sales of disposable products including insulin infusion sets.   Net sales increases for the six months ended October 29, 2004 were a result of demand for our Paradigm® 712 pump system and related infusion pump disposable products. The Paradigm 512 and 712 insulin pump systems, released in July and September 2003, respectively, are the market’s first “intelligent” wireless pumps and glucose monitoring systems.  These pumps use wireless technology called the Paradigm Link® to automatically transmit blood sugar readings from the glucose monitor to the insulin pump.  The pump then uses its Bolus Wizard® calculator to recommend the proper insulin dosage for the user.  The glucose monitor is co-branded and co-developed with Becton Dickinson and Company.

Looking ahead, we expect our Neurological and Diabetes operating segment to benefit from the following:

•              Continued acceptance of the recently released SynchroMed II Implantable Drug Infusion Pump. The SynchroMed II was released in Europe during April 2004 and fully released in the U.S. during late June 2004.

•              Full commercial release of the Paradigm 515 and 715 external insulin pump systems, which offer secure patient access to the web-based Medtronic CareLink™ Therapy Management System for Diabetes.  Using the system’s Paradigm Link Blood Glucose Monitor, patients can upload data, including glucose values, carbohydrate intake and insulin dosing information to the system via the Internet from both the Paradigm Link monitor and Paradigm 515 or 715 insulin pumps.  This increased data and user-friendly format are designed to aid patients with daily self-management decisions.  The Paradigm 515 and 715 external insulin pump systems received U.S. Food and Drug Administration (FDA) approval in late October 2004.

•              Continued acceptance and increased use of TransUrethral Needle Ablation (TUNA®) Therapy for the minimally invasive treatment of enlarged prostate. The Company acquired the TUNA therapy as part of the VidaMed acquisition in fiscal year 2003 and has experienced increasing acceptance of the therapy as a less invasive alternative to traditional therapies.

•              Continued acceptance of our Activa Therapy for the treatment of Parkinson’s disease and Essential Tremor.  During the second quarter of fiscal year 2005, CMS approved a New Tech Add-on Payment for Kinetra®, a neurostimulator that simplifies the delivery of Activa Therapy through a single device.

•              Anticipated early fiscal year 2006 launch of Restore™, our fully rechargeable neurostimulation system for pain management that provides increased power without compromising device longevity.

Vascular

Vascular products consist of coronary, endovascular, and peripheral stents and related delivery systems, stent graft systems, distal embolic protection systems and a broad line of balloon angioplasty catheters, guide catheters, guidewires, diagnostic catheters and accessories.  Vascular net sales for the three and six months ended October 29, 2004 increased by $7 million and $9 million, or 4% and 2%, respectively, when compared to the same periods of the prior year.  Foreign currency had a favorable impact on net sales during the three and six months ended October 29, 2004 of approximately $6 million and $12 million, respectively, as compared to the same periods in the prior year.  Coronary Vascular net sales during the three and six months ended October 29, 2004 increased 4% and 1%, respectively, when compared to the same periods in the prior year, which was due primarily to the breadth of our product offerings in this business.  Given our absence from the drug-eluting stent market, the growth was led by our bare metal Driver® Coronary Stent sales outside the U.S. and strong growth worldwide in our coronary ancillary products, which includes our line of balloons, guides, and guidewires, including the Sprinter® Semi-Compliant Balloon Dilatation Catheter for use in angioplasty procedures.  The Sprinter was released in Europe, Japan, and the U.S. during February, April, and June 2004, respectively.  Endovascular net sales during the three and six months ended October 29, 2004 increased 1% and 4%, respectively, in comparison to the same periods in the prior year.  The growth in Endovascular was led by the Talent™ Abdominal Aortic Aneurysm (AAA) Stent Graft sales outside the U.S., partially offset by the slowing growth of the AneuRx® AAA Stent Graft in the U.S.  Peripheral Vascular net sales during the three and six months ended October 29, 2004 increased 21% and 27%, respectively, in comparison to the same periods in the prior year.  Growth in our Peripheral Vascular business benefited from strong sales of the Racer™ Biliary Stent System, a cobalt-alloy stent, which was approved for use in the U.S. during November 2003.  The Racer Biliary Stent is an over-the-wire, balloon expandable stent system that is designed to maintain bile flow in ducts with severe blockage.

Looking ahead, we expect our Vascular operating segment to benefit from the following:

•              Our anticipated entry into the drug-eluting stent market.  The clinical trials for our Endeavor™ Drug-Eluting Coronary Stent system using Abbott Laboratories’ proprietary immunosuppression drug ABT-578 (a rapamycin analogue) paired with our highly successful Driver stent began in fiscal year 2003.  We reported final results for the one-year follow up data from our ENDEAVOR I clinical trial at the European Society of Cardiology meeting in Munich, Germany during August 2004, and 30-day safety data from the ENDEAVOR II clinical trial at the Paris Course on Revascularization (PCR) in May 2004.  We expect to present 8 and 9 month ENDEAVOR II clinical results at the American College of Cardiology in March 2005.  We completed patient enrollment in the ENDEAVOR III clinical trial during September 2004.  Lastly, in the beginning of the second quarter of fiscal year 2005, Medtronic announced its intention to conduct an additional trial, ENDEAVOR IV, to collect additional efficacy data on the performance of the Endeavor Drug-Eluting Stent and to support the FDA’s request for expanded safety data on the ABT-578 drug, a new molecular entity.  In November 2004 we submitted our Investigational Device Exemption (IDE) application to the FDA to initiate the ENDEAVOR IV clinical trial. We expect to receive approval to commercially release the Endeavor Drug-Eluting Stent in Europe and many emerging markets in the first quarter of calendar year 2005, and assuming continued positive results from our clinical trials, we expect to file our U.S. pre-market approval application in the second half of calendar year 2005.

•              Continued adoption of the Driver Coronary Stent in Japan and other markets outside of the U.S.

•              Continued acceptance of the Sprinter Semi-Compliant Balloon Dilatation Catheter.

•              Continued market penetration of the Talent AAA Stent Graft in the European market and renewed growth of the AneuRx AAA Stent Graft subsequent to the release of the Xcelerant™ Delivery System.  The Xcelerant Delivery System was approved for use in the U.S. by the FDA in November 2004 and provides physicians with a smooth, controlled and more trackable delivery platform to implant the AneuRx AAA Stent Graft.

Cardiac Surgery

Cardiac Surgery products include positioning and stabilization systems for beating heart surgery, perfusion systems, products for the repair and replacement of heart valves, minimally invasive cardiac surgery products and surgical accessories.  Cardiac Surgery net sales for the three and six months ended October 29, 2004 increased by $13 million and $28 million, respectively, or 9% in each period, when compared to the same periods of the prior year.  Foreign currency had a favorable impact on net sales during the three and six months ended October 29, 2004 of approximately $3 million and $6 million, respectively, when compared to the same periods in the prior year.  The increase in net sales for the three and six months ended October 29, 2004 was driven by a 13% and 14% increase, respectively, in net sales from Heart Valves, 8% growth in each period from Perfusion Systems, and a 4% and 5% increase, respectively, in net sales from Cardiac Surgery Technologies (CST).  The increase in Heart Valves net sales reflects continued strong acceptance of our tissue valve line, which includes our latest generation tissue valve, the Mosaic®, and the reintroduction of our tissue valves into the Japanese market in the fourth quarter of fiscal year 2004. The growth in Perfusion Systems is a result of continued market share gains in this otherwise shrinking market, and the increase in net sales from CST reflects continued strong demand for our

Cardioblate® BP Surgical Ablation System, which was released in the U.S. during the second quarter of fiscal year 2004.  The Cardioblate BP Surgical Ablation System is our latest generation ablation system and is the world’s first irrigated bipolar surgical radio-frequency ablation system.

Looking ahead, we expect our Cardiac Surgery operating segment to benefit from the following:

•              The continued shift in market demand from mechanical valves to tissue valves, which is beneficial to us given our broad offerings of tissue valve products.

•              Anticipated U.S. approval of our ADVANTAGE® bileaflet mechanical aortic heart valve in the first half of calendar year 2005.

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

•              Continued acceptance of our Cardioplate BP Surgical Ablation System.

Costs and Expenses

The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended		Six months ended
	October 29, 2004	October 24, 2003	October 29, 2004	October 24, 2003
Cost of products sold	24.4%	24.8%	23.9%	24.8%
Research and development expense	9.7	9.4	9.7	9.5
Selling, general and administrative expense	32.2	31.1	32.5	31.2
IPR&D	—	0.1	—	0.0
Special charges	—	(0.2)	—	(0.1)
Other expense, net	2.6	3.3	2.5	3.2
Interest (income)/expense	(0.3)	0.1	(0.2)	0.1

Cost of Products Sold

Cost of products sold as a percentage of net sales decreased by 0.4 and 0.9 percentage points, respectively, for the three and six months ended October 29, 2004 over the same periods in the prior year, to 24.4% and 23.9%, respectively.  The decrease in cost of goods as a percentage of net sales was due to a larger percentage of sales being generated from our highest margin products and favorable foreign currency impact in comparison to the prior year.

Research and Development

We are committed to developing technological enhancements and new indications for existing products, and less invasive and new technologies to address unmet medical needs.  Furthermore, we expect our development activities to help reduce patient care costs and the length of hospital stays in the future.  Consistent with prior periods, we have continued to invest heavily in the future by spending aggressively on research and development efforts, with research and development spending during the three and six months ended October 29, 2004 representing 9.7% of net sales, or $233 million and $462 million, respectively.  For the three and six months ended October 29, 2004 research and development spending increased 15% and 16%, respectively, in comparison to the same periods in the prior year.

Selling, General and Administrative

Selling, general and administrative expense as a percentage of net sales increased by 1.1 and 1.3 percentage points for the three and six months ended October 29, 2004, respectively, to 32.2% and 32.5%, respectively.  The increase as a percentage of net sales primarily relates to our significant investment in expanding our sales and marketing headcount during the latter half of fiscal year 2004 and early fiscal year 2005, and increased legal spending related to several active cases.  These increases were partially offset by continued cost control measures across all of our businesses.

Special and IPR&D Charges

Special and IPR&D charges taken during the three and six months ended October 29, 2004 and October 24, 2003 were as follows:

	Three months ended		Six months ended
	October 29, 2004	October 24, 2003	October 29, 2004	October 24, 2003
Special charges - restructuring change in estimate	$—	$(5)	$—	$(5)
IPR&D	—	2	—	2
Total special and IPR&D charges, pre-tax	—	(3)	—	(3)
Less tax impact	—	2	—	2
Total special and IPR&D charges, after tax	$—	$(1)	$—	$(1)

There were no special and IPR&D charges during the three and six months ended October 29, 2004.  Special and IPR&D charges for the three and six month periods ended October 24, 2003 consisted of a reversal of $5 million related to the Vascular facility consolidation initiatives, which began in the first quarter of fiscal year 2003.  The $5 million change in estimate is a result of the following favorable outcomes in the execution of these initiatives: a decrease of $2 million as a result of selling or utilizing existing assets which were previously identified for impairment; a decrease of $2 million related to subleasing a facility earlier than anticipated; and a decrease of $1 million in severance payments related to employees identified for elimination who found positions elsewhere in the Company.  In addition, in conjunction with our acquisition of TransVascular, Inc. (TVI), a $2 million charge was taken for IPR&D related to a cell, gene, and drug delivery device that had not yet reached technological feasibility and had no future alternative use.

Other Income/Expense

Other income/expense includes intellectual property amortization expense, royalty income and expense, realized minority investment gains and losses, realized foreign currency transaction and derivative gains and losses, and impairment charges.  Net other expense for the three and six months ended October 29, 2004 decreased $10 million and $19 million, to $63 million and $118 million, respectively, compared to the same periods in the prior year.  The three and six month decrease in net other expense was primarily a result of decreased CRM royalty expenses.  Additionally, on a year-to-date basis foreign currency hedging losses decreased in comparison to the same period in the prior year.

Interest Income/Expense

For the three and six months ended October 29, 2004, we generated net interest income of approximately $7 million and $11 million, respectively, as compared to net interest expense of approximately $1 million and $3 million, respectively, for the same periods in the prior year.  The change from net interest expense in the prior year to net interest income in the current year is a result of increased levels of interest-bearing investments with higher interest rates and relatively fixed levels of debt in comparison to the prior year.

Income Taxes

	Three months ended		Six months ended
(dollars in millions)	October 29, 2004	October 24, 2003	October 29, 2004	October 24, 2003
Provision for income taxes	$219	$205	$435	$398
Effective tax rate	29.0%	30.1%	29.0%	30.1%
Impact of special and IPR&D charges	—%	0.1%	—%	0.1%

Our effective tax rate for the three and six months ended October 29, 2004 decreased by 1.1 percentage points over the same periods of the prior year.  The rate decreases are attributable to increased benefits from our tax planning initiatives, including benefits from our low-taxed facilities in Switzerland, Ireland, and Puerto Rico.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law by the President. The Act allow U.S. corporations a one-time deduction of 85 percent of certain “cash dividends” received from controlled foreign corporations.   The deduction is available to corporations during the tax year that includes October 22, 2004 or in the immediately subsequent tax year.  According to the Act, the amount of eligible dividends is limited to $500 million or the amount described as permanently reinvested earnings outside the U.S. in the most recent audited financial statements filed with the SEC on or before June 30, 2003.  Based on these requirements, we have $934 million of cash held outside the U.S., which could be eligible for the special deduction in either fiscal year 2005 or 2006.  Due to the complexity of the repatriation provision, we are still evaluating the effects of the Act on our plan for repatriation of foreign earnings and the related impact to our tax provision.  It is anticipated that this evaluation will be completed by the end of our current fiscal year.  The range of possible amounts that we are currently considering eligible for repatriation is between zero and $934 million.  The related potential range of income tax is between zero and $65 million.

Liquidity and Capital Resources

(dollars in millions)	October 29, 2004	April 30, 2004
Working capital	$3,882	$1,072
Current ratio*	2.6:1.0	1.3:1.0
Cash, cash equivalents, and short-term investments	$2,708	$1,927
Long-term investments in debt securities**	1,148	1,218

Cash, cash equivalents, and short and long-term investments in debt securities	$3,856	$3,145
Short-term borrowings and long-term debt	$2,366	$2,359
Net cash position***	$1,490	$786

*	Current ratio is the ratio of current assets to current liabilities.
**	Long-term investments include public and private debt securities with a maturity date greater than one year from the end of the period.
***	Net cash position is the sum of cash, cash equivalents, short-term investments and long-term investments in debt securities less short-term borrowings and long-term debt.

The increase in our working capital and current ratio since April 30, 2004 relates to the reclassification of $1,973 million of contingent convertible debentures from current liabilities to long-term liabilities in the second quarter of fiscal year 2004, as a result of the September 2004 put option date expiring (see further discussion regarding the terms of the contingent convertible debentures in the “Debt and Capital” section) as well as an increase in our net cash position since April 30, 2004, which primarily relates to cash generated from operations, partially offset by capital expenditures, dividends and share repurchases.

At October 29, 2004 and April 30, 2004, approximately $2,896 million and $2,197 million, respectively, of cash, cash equivalents, short-term and long-term investments in debt securities were held by our non-U.S. subsidiaries.  These funds are available for use by worldwide operations; however, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would be subject to U.S. tax (also see discussion of American Jobs Creation Act of 2004 in the “Income Taxes” section).

We believe our existing cash, cash equivalents, and investments, as well as our unused lines of credit of $1,599 million, if utilized, would satisfy our foreseeable working capital requirements for at least the next twelve months.

Off-Balance Sheet Arrangements and Long-Term Contractual Obligations

We acquire assets still in development, enter into research and development arrangements and sponsor certain clinical trials that often require milestone and/or royalty payments to a third-party, contingent upon the occurrence of certain future events. Milestone payments may be required contingent upon the successful achievement of an important point in the development life cycle of a product or upon certain pre-designated levels of achievement in clinical trials. In addition, if required by the arrangement, we may have to make royalty payments based on a percentage of sales related to the product under development, in the event that regulatory approval for marketing is obtained. In situations where we have no ability to influence the achievement of the milestone or otherwise avoid the payment, we have included those milestone or minimum royalty payments in the following table. However, the majority of these arrangements give us the discretion to unilaterally make the decision to stop development of a product or cease progress of a clinical trial, which allows us to avoid making contingent payments. Although we are unlikely to cease development if a device successfully achieves clinical testing objectives, these payments are not included in the table of contractual obligations because of the contingent nature of these payments and our ability to avoid them if we decided to pursue a different path of development or testing.

In the normal course of our business, we periodically enter into agreements that require us to indemnify customers or suppliers for specific risks, such as claims for injury or property damage arising out of our products or the negligence of our personnel or claims alleging that our products infringe third-party patents or other intellectual property. Our maximum exposure under these indemnification provisions cannot be estimated, and we have not accrued any liabilities within our consolidated financial statements or included any indemnification provisions in our commitments table. Historically, we have not experienced significant losses on these types of indemnifications.

We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position or cash flows.  Presented below is a summary of contractual obligations and other minimum commercial commitments as of October 29, 2004.

	Maturity by Fiscal Year
	Total	2005	2006	2007	2008	2009	Thereafter
	(in millions)

Contractual obligations related to off-balance sheet arrangements:
Foreign currency contracts(1)	$2,440	$1,629	$767	$44	$—	$—	$—
Operating leases	160	29	47	33	20	12	19
Inventory purchases(2)	321	142	108	45	18	4	4
Commitments to fund minority investments(3)	232	34	96	71	—	16	15
Other(4)	224	46	76	30	23	20	29
Total	$3,377	$1,880	$1,094	$223	$61	$52	$67

Contractual obligations reflected in the balance sheet:
Long-term debt, excluding capital leases(5)	$1,973	$—	$1,973	$—	$—	$—	$—
Capital leases	3	1	1	1	—	—	—
Other(6)	109	79	16	14	—	—	—
Total	$2,085	$80	$1,990	$15	$—	$—	$—

(1)           As these obligations were entered into as hedges, the majority of these obligations should be offset by gains/losses on the related assets, liabilities, and/or transactions being hedged.

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

(5)           Long-term debt includes $1,973 million related to our contingent convertible debentures. These debentures were classified in long-term debt as of October 29, 2004 as a result of the September 2004 put option expiring.  The holders will not have the option to require us to repurchase the outstanding securities (referred to as a put feature) until September 2006.

(6)           These obligations include a financing arrangement associated with our fiscal year 2002 Kobayashi Pharmaceutical Co. acquisition, various minimum royalty payments, and certain research and development arrangements.

Debt and Capital

Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percent of total interest-bearing debt and equity was 19% and 21% at October 29, 2004 and April 30, 2004, respectively.

In October 2003, the Company’s Board of Directors authorized the repurchase of up to 30 million shares of the Company’s common stock.  Shares will be repurchased from time to time to offset the dilutive impact of the Company’s stock-based compensation programs and to take advantage of favorable market conditions.  During the three and six months ended October 29, 2004, the Company repurchased approximately 2.5 million and 5.0 million shares at an average price of $51.02 and $49.27, respectively.  The Company has approximately 21.1 million shares remaining under current buyback authorizations approved by the Board of Directors in October 2003.

In September 2001, we completed a $2,013 million private placement of contingent convertible debentures due September 2021. Interest is payable semiannually and accrues at 1.25% per annum.  Each debenture is convertible into shares of our common stock at an initial conversion price of $61.81 per share; however, the shares are not convertible until the closing price of our common stock reaches 110% of the conversion price for 20 trading days during a consecutive 30 trading day period.  The conversion price of the debentures will be adjusted based on the occurrence of specified events, including a stock split, stock dividend, or cash dividend exceeding 15% of our market capitalization.  The net proceeds from this offering were used to repay a substantial portion of the outstanding bridge financing obtained in connection with our acquisitions of MiniMed and MRG in fiscal year 2002.

In September 2002 and 2004, as a result of certain holders of the debentures exercising their put options, we repurchased $39 million, or 1.9%, and $0.6 million, or 0.03%, respectively, of the debentures for cash.  We may be required to repurchase the remaining securities at the option of the holders in September 2006, 2008, 2011 or 2016.  Twelve months prior to the put options becoming exercisable, the remaining balance of the contingent convertible debentures will be classified as short-term borrowings.  At each balance sheet date without a put option within the subsequent four quarters, the remaining balance will be classified as long-term debt.  Accordingly, during the second quarter of fiscal year 2005, $1,973 million of contingent convertible debentures were reclassified from short-term borrowings to long-term debt as a result of the September 2004 put option expiring.  For put options exercised by the holders, the purchase price is equal to the principal amount of the debentures plus any accrued and unpaid interest on the debentures to the repurchase date.  If the repurchase option is exercised, we may elect to repurchase the debentures with cash, our common stock, or some combination thereof.  We may elect to redeem the debentures for cash at any time after September 2006 (refer to Note 3 of the condensed consolidated financial statements.)

We currently maintain a $2,250 million commercial paper program. This program allows us to issue debt securities with maturities up to 364 days from the date of issuance. While the program size is $2,250 million, Moody’s Investors Service currently limits our commercial paper outstanding at any one time to no more than the amount of our syndicated credit facility, which is currently at $1,250 million.  At October 29, 2004 and April 30, 2004, outstanding commercial paper totaled $250 million.  During the three and six months ended October 29, 2004, the weighted average annual original maturity of the commercial paper outstanding was approximately 26 days and 28 days, respectively, and the weighted average annual interest rate was 1.60% and 1.36%, respectively.

In connection with the issuance of the contingent convertible debentures and commercial paper, Standard and Poor’s Rating Group and Moody’s Investors Service issued us strong long-term debt ratings of AA- and A1, respectively, and strong short-term debt ratings of A-1+ and P-1, respectively. These ratings remain unchanged and rank us in the top 10% of all U.S. companies rated by these agencies.

We have existing lines of credit of approximately $1,976 million with various banks, of which approximately $1,599 million was available at October 29, 2004.  The existing lines of credit include two syndicated credit facilities totaling $1,250 million with various banks, which we signed on January 24, 2002.  The two credit facilities consist of a 364-day $500 million facility which will expire on January 23, 2005, and a five-year $750 million facility, which will expire on January 24, 2007.  The 364-day facility provides us with the option to extend the maturity date on any outstanding loans under this facility by up to one year beyond the termination date of the facility.  In January 2004, the $500 million 364-day facility was renewed.  The credit facilities provide backup funding for the commercial paper program and may also be used for general corporate purposes.

Interest rates on these borrowings are determined by a pricing matrix, based on our long-term debt ratings assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. Facility fees are payable on the credit facilities and determined in the same manner as the interest rates. Under terms of the agreements, our consolidated tangible net worth must at all times be greater than or equal to $1,040 million, increased by an amount equal to 100% of the net cash proceeds from any equity offering occurring after January 24, 2002. Our consolidated tangible net worth, defined as consolidated assets less goodwill, intangible assets (other than patents, trademarks, licenses, copyrights and other intellectual property, and prepaid assets), and consolidated liabilities, at October 29, 2004 and April 30, 2004 was approximately $5,521 million and $4,692 million, respectively.  The agreements also contain other customary covenants and events of default, all of which we remain in compliance with as of October 29, 2004.

Operations Outside of the United States

The following chart illustrates U.S. net sales versus net sales outside the U.S. for the three and six month periods ended October 29, 2004 and October 24, 2003:

For the three and six month periods ended October 29, 2004, consolidated net sales outside the U.S. grew slightly faster than U.S. consolidated net sales primarily as a result of the favorable impact of foreign currency translation and increases experienced in our Vascular and CRM operating segments.  Coronary Vascular continues to experience increased growth outside of the U.S., in contrast with the decline in U.S. sales after the release of several competitors’ drug-eluting stents.  The increase in Coronary Vascular sales outside the U.S. relates to strong demand for our Driver Coronary Stent and recently launched Micro-Driver™ coronary stent, and strong acceptance of our Sprinter Semi-Compliant Balloon Dilatation Catheter.  CRM defibrillation systems sales have increased outside the U.S. due primarily to sales of our Insync III Marquis and Insync Sentry CRT-D devices, as these products have not yet been released in the U.S.

Net sales outside the U.S. are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. Outstanding receivables from customers outside the U.S. totaled $1,018 million at October 29, 2004, or 44.6%, of total outstanding accounts receivable, and $920 million at April 30, 2004, or 43.0%, of total outstanding accounts receivable.    Operations outside the U.S. could be negatively impacted by changes in political, labor or economic conditions, changes in regulatory requirements or potentially adverse foreign tax consequences, among other factors.

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

We had foreign exchange derivative contracts outstanding in notional amounts of $2,440 million and $2,421 million at October 29, 2004 and April 30, 2004, respectively.  The fair value of these contracts at October 29, 2004 was $129 million less than the original contract value. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at October 29, 2004 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10% against all currencies, the fair value of these contracts would increase/decrease by $231 million.  Any gains and losses on the fair value of the derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

We are also exposed to interest rate changes affecting principally our investments in interest rate sensitive instruments. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10% change in short-term interest rates compared to interest rates at October 29, 2004 indicates that the fair value of these instruments would change by approximately $5 million.

We have entered into an agreement that expires in fiscal year 2006, to sell, at our discretion, specific pools of trade receivables in Japan.  At October 29, 2004 and April 30, 2004, we had sold approximately $25 million and $23 million, respectively, of our trade receivables in Japan to financial institutions.  The discount cost related to the sales was insignificant and recorded in interest                (income)/expense in the accompanying condensed statements of consolidated earnings. Additionally, in March 2004, we entered into an agreement to sell specific pools of receivables in Italy amounting to $33.9 million for proceeds of approximately $33.7 million.  In July 2004, we collected the proceeds and recorded the discount in interest (income)/expense in the accompanying condensed statements of consolidated earnings.

In the third quarter of fiscal year 2004, we began lending certain fixed income securities to enhance our investment income.  These lending activities are collateralized at an average rate of 102%, with the collateral determined based on the underlying securities and creditworthiness of the borrowers.  The value of the securities on loan at October 29, 2004 and April 30, 2004 was $280 million and $275 million, respectively.

Item 4. Controls and Procedures

(a)  As of October 29, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic Securities and Exchange Commission filings.

(b) During the fiscal quarter ended October 29, 2004, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

A discussion of the Company’s policies with respect to legal proceedings is discussed in management’s discussion and analysis and our legal proceedings and other loss contingencies are described in Note 15 of the condensed consolidated financial statements.  The description of our legal proceedings in Note 15 of the condensed consolidated  financial statements to this filing is incorporated herein by reference.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table provides information about the shares repurchased by Medtronic during the second quarter of fiscal year 2005:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
07/31/04 – 08/27/04	125,000	$49.73	125,000	23,474,077
08/28/04 – 10/01/04	714,000	50.96	714,000	22,760,077
10/02/04 – 10/29/04	1,660,000	51.14	1,660,000	21,100,077

Total	2,499,000	$51.02	2,499,000	21,100,077

(1) In June 2001, our Board of Directors authorized the repurchase of up to 25 million shares.  An additional 30 million shares were authorized for repurchase in October 2003.  We purchased these shares pursuant to these repurchase programs publicly announced on June 28, 2001 and November 12, 2003, respectively.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s 2004 Annual Meeting of Shareholders held on August 26, 2004, the shareholders voted on the following:

(a)	A proposal to elect three Class III Directors of the Company to serve for three-year terms ending in 2007, as follows:

Director	Votes For	Votes Against
William R. Brody, M.D., Ph.D.	988,612,123	43,992,755
Arthur D. Collins, Jr.	991,447,865	41,158,014
Antonio M. Gotto, Jr., M.D., D. Phil.	995,870,514	36,735,364

(b)

A proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors. The proposal received 1,006,187,084 votes for and 19,858,224 against, with the holders of 6,560,490 shares abstaining.

(c)	A shareholder proposal regarding elimination of charitable contributions. The proposal received 16,019,036 votes for and 741,438,646 votes against, with the holders of 83,407,219 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

12.1         Computation of Ratio of Earnings to Fixed Charges.

31.1         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

During the quarter ended October 29, 2004, the Company filed the following reports on Form 8-K:

1.             On August 18, 2004 under items 7 and 12 reporting the first quarter financial results for fiscal year 2005.

2.             On August 20, 2004 under item 5 reporting an increase in available borrowings under the Company’s commercial paper program.

3.             On September 28, 2004, under items 8 and 9 reporting the results of a jury verdict in Medtronic Sofamor Danek, Inc. v. Gary K. Michelson, M.D. and Karlin Technology, Inc.

4.             On October 12, 2004 under items 8 and 9 reporting the a jury verdict in the punitive damages phase of Medtronic Sofamor Danek, Inc. v. Gary K. Michelson, M.D. and Karlin Technology, Inc.

5.             On October 21, 2004, under items 5 and 9 reporting the appointment of Robert C. Pozen to the Company’s Board of Directors.

Subsequent to the quarter ended October 29, 2004, the Company filed a Report on Form 8-K on November 17, 2004 under items 2 and 9 reporting the fiscal year 2005 second quarter results; the Company also filed a Report on Form 8-K on December 6, 2004 under item 2 making a technical correction to a product reference in the Company’s earnings release.

BRYAN® TCD Instruments, PYRAMETRIX® ADVANCE impacted distractors, and INFUSE® used with LT CAGE®, INTERFIX™ or INTERFIX™ RP devices incorporate technology developed by Gary K. Michelson, M.D.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medtronic, Inc.
(Registrant)

Date: December 7, 2004	/s/ Arthur D. Collins, Jr
Arthur D. Collins, Jr.
Chairman of the Board and Chief Executive Officer

Date: December 7, 2004	/s/ Robert L. Ryan
Robert L. Ryan
Senior Vice President and Chief Financial Officer