Form 10-Q
period 2005-01-28
MEDTRONIC INC
filed 2005-03-07
CIK 64670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended January 28, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒   No   ☐

Shares of common stock, $.10 par value, outstanding on March 3, 2005:  1,209,520,976

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

MEDTRONIC, INC.

CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS

(Unaudited)

	Three months ended		Nine months ended
	January 28, 2005	January 23, 2004	January 28, 2005	January 23, 2004
	(in millions, except per share data)

Net sales	$2,530.7	$2,193.8	$7,276.6	$6,421.8

Costs and expenses:
Cost of products sold	605.6	538.4	1,740.7	1,588.4
Research and development expense	241.0	207.1	703.4	607.4
Selling, general and administrative expense	814.2	679.3	2,355.9	1,996.5
Purchased in-process research and development	—	22.0	—	23.9
Special charges	24.3	—	24.3	(4.8)
Other expense, net	94.6	92.8	212.1	228.8
Interest income, net	(13.0)	(3.6)	(24.4)	(1.1)
Total costs and expenses	1,766.7	1,536.0	5,012.0	4,439.1

Earnings before income taxes	764.0	657.8	2,264.6	1,982.7

Provision for income taxes	219.9	193.9	655.1	592.3

Net earnings	$544.1	$463.9	$1,609.5	$1,390.4

Earnings per share:

Basic	$0.45	$0.38	$1.33	$1.14
Diluted	$0.45	$0.38	$1.32	$1.13

Weighted average shares outstanding:

Basic	1,208.2	1,211.8	1,208.9	1,214.8
Diluted	1,219.1	1,223.1	1,220.0	1,227.2

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 28, 2005	April 30, 2004
	(in millions except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$2,185.5	$1,593.7
Short-term investments	744.3	333.8
Accounts receivable, less allowances of $168.9 and $145.3, respectively	2,202.9	1,994.3
Inventories	1,014.5	877.7
Deferred tax assets, net	191.3	197.4
Prepaid expenses and other current assets	389.7	315.8
Total current assets	6,728.2	5,312.7

Property, plant and equipment	3,527.0	3,204.3
Accumulated depreciation	(1,722.4)	(1,496.0)
Net property, plant and equipment	1,804.6	1,708.3

Goodwill	4,277.8	4,236.9
Other intangible assets, net	1,042.6	999.3
Long-term investments	1,466.9	1,456.3
Other assets	375.3	397.3

Total assets	$15,695.4	$14,110.8

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$413.7	$2,358.2
Accounts payable	344.8	346.2
Accrued compensation	454.5	459.8
Accrued income taxes	865.5	637.6
Other accrued expenses	577.4	438.8
Total current liabilities	2,655.9	4,240.6

Long-term debt	1,974.9	1.1
Deferred tax liabilities, net	442.0	408.2
Long-term accrued compensation	164.3	123.7
Other long-term liabilities	226.2	260.2
Total liabilities	5,463.3	5,033.8

Commitments and contingencies (Note 16)	—	—

Shareholders’ equity:
Preferred stock — par value $1.00	—	—
Common stock — par value $0.10	120.7	120.9
Retained earnings	9,974.7	8,890.9
Accumulated other non-owner changes in equity	138.9	72.0
	10,234.3	9,083.8
Receivable from employee stock ownership plan	(2.2)	(6.8)
Total shareholders’ equity	10,232.1	9,077.0

Total liabilities and shareholders’ equity	$15,695.4	$14,110.8

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Nine months ended
	January 28, 2005	January 23, 2004
	(in millions)
OPERATING ACTIVITIES:
Net earnings	$1,609.5	$1,390.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	339.3	332.6
Purchased in-process research and development	—	23.9
Special charges	24.3	(4.8)
Tax benefit from exercise of stock options	52.0	—
Deferred income taxes	15.4	11.7
Change in operating assets and liabilities:
Accounts receivable	(135.8)	(115.0)
Inventories	(80.1)	74.0
Accounts payable and accrued liabilities	240.6	139.4
Other operating assets and liabilities	(41.2)	13.4

Net cash provided by operating activities	2,024.0	1,865.6

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(96.4)	(30.9)
Additions to property, plant and equipment	(306.7)	(285.1)
Purchases of marketable securities	(996.8)	(1,915.6)
Sales and maturities of marketable securities	532.8	804.5
Other investing activities, net	76.3	123.5

Net cash used in investing activities	(790.8)	(1,303.6)

FINANCING ACTIVITIES:
Increase in short-term borrowings, net	21.9	89.2
Decrease in long-term debt, net	—	(4.7)
Dividends to shareholders	(303.6)	(263.9)
Issuance of common stock	236.7	177.0
Repurchase of common stock	(511.0)	(668.6)

Net cash used in financing activities	(556.0)	(671.0)

Effect of exchange rate changes on cash and cash equivalents	(85.4)	(93.6)
Net change in cash and cash equivalents	591.8	(202.6)

Cash and cash equivalents at beginning of period	1,593.7	1,470.1

Cash and cash equivalents at end of period	$2,185.5	$1,267.5

Supplemental Noncash Investing and Financing Activities:
Issuance of common stock in connection with an acquisition	$—	$57.5
Reclassification of debentures from long-term to short-term debt	$—	$1,973.8
Reclassification of debentures from short-term to long-term debt	$1,973.2	$—

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

Note 2 — Stock-Based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  Accordingly, the Company would record compensation expense if the quoted market price on the date of grant exceeds the exercise price.  Compensation expense for stock options is calculated as the number of options granted multiplied by the amount the market price exceeds the exercise price.  For options with a vesting period, the expense, if applicable, is recognized over the vesting period.  Compensation expense is recognized immediately for options that are fully vested on the date of grant.  The Company has not recognized any stock option related employee compensation expense during the three and nine months ended January 28, 2005 and January 23, 2004.

If the Company had elected to recognize compensation expense for its employee stock-based compensation plans based on the fair values at the grant dates, consistent with the methodology prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” net earnings and earnings per share would have been reported as follows (in millions, except per share data):

	Three months ended		Nine months ended
	January 28, 2005	January 23, 2004	January 28, 2005	January 23, 2004
Net Earnings:
As reported	$544.1	$463.9	$1,609.5	$1,390.4
Additional compensation cost under the fair value method (1)	37.9	41.1	172.3	126.5
Pro forma	$506.2	$422.8	$1,437.2	$1,263.9
Basic Earnings Per Share:
As reported	$0.45	$0.38	$1.33	$1.14
Pro forma	0.42	0.35	1.19	1.04
Diluted Earnings Per Share:
As reported	$0.45	$0.38	$1.32	$1.13
Pro forma	0.42	0.35	1.18	1.03

(1) Additional compensation cost under the fair value method is net of related tax effects.

In response to numerous external factors, including rising medical benefit costs and evolving workforce demographics, the Company completed an extensive study to realign its portfolio of employee benefits.  As a result of this study and the planned changes to employee benefits, including the cessation of the Employee Stock Ownership Plan contribution at the end of fiscal year 2005 and changes to both the U.S. defined benefit pension and post-retirement medical plans, the Company awarded fully vested, nonqualified stock options to eligible employees as part of its annual broad employee-based stock option award, which took place during the second quarter of fiscal year 2005.  Due to the immediate vesting provisions, this one-time award, with an aggregate fair value, net of tax, of $64.2 million, resulted in increased pro forma compensation expense for the nine months ended January 28, 2005 as compared to the typical grant that is expensed over a four-year vesting period.  Executive officers who received stock options in connection with the annual grant did not receive fully vested awards, but instead received awards subject to the Company’s standard policy on option vesting, which is generally over a four-year period.  The actual number of total employee stock option grants remains consistent with prior years.

For purposes of the pro forma disclosures, the weighted average fair values per stock option granted for the three and nine months ended January 28, 2005 were $13.69 and $8.46, respectively, and for the three and nine months ended January 23, 2004 were $12.25 and $11.89, respectively.  The lower fair value per stock option granted for the nine months ended January 28, 2005 resulted from the fully vested stock option award mentioned previously.  To determine the expected option term of the fully vested options, the Company performed an analysis on the average holding period of options from the vesting date to the exercise date.  The fair values were estimated using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three months ended		Nine months ended
	January 28, 2005	January 23, 2004	January 28, 2005	January 23, 2004
Assumptions
Risk-free interest rate	3.66%	3.24%	3.33%	3.14%
Expected dividend yield	0.66%	0.60%	0.67%	0.62%
Annual volatility factor	25.0%	23.5%	22.5%	24.0%
Expected option term	5 years	5 years	3 years	5 years

Note 3 — New Accounting Pronouncements

In November 2003 and March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus reached requires companies to apply new guidance for evaluating whether an investment is other-than-temporarily impaired and also requires quantitative and qualitative disclosure of debt and equity securities, classified as available-for-sale or held-to-maturity, that are determined to be only temporarily impaired at the balance sheet date. The Company incorporated the required disclosures for investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as required in the fourth quarter of fiscal year 2004.  In September 2004, the adoption date of the consensus was indefinitely delayed as it relates to the measurement and recognition of impairment losses for all securities in the scope of paragraphs 10-20 of Issue No. 03-1.  The disclosures prescribed by Issue No. 03-1 and guidance related to impairment measurement prior to the issuance of this consensus continue to remain in effect.  Adoption is not expected to have a material impact on the Company’s consolidated earnings, financial position or cash flows.

In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 132(R) “Employers’ Disclosures about Pensions and Other Post-retirement Benefits.” This standard increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. The expanded disclosures require that plan assets be segregated by category, such as debt, equity and real estate, and that disclosures on certain expected rates of return be incorporated. SFAS No. 132(R) will also require the Company to disclose various elements of pension and post-retirement benefit costs in interim-period financial statements. The Company adopted SFAS No. 132(R) for the Company’s U.S. plans in the fourth quarter of fiscal year 2004, resulting in additional disclosures in all interim and annual reporting periods.  The statement is effective for the Company’s plans outside the U.S. starting in the fourth quarter of fiscal year 2005. Adoption of the statement’s increased disclosures will not have an impact on the Company’s consolidated earnings, financial position or cash flows.

In September 2004, the EITF reached a consensus regarding Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” requiring that the dilutive effect of contingent convertible debt instruments (CoCos) be included in diluted earnings per share calculations for all periods (if dilutive), regardless of whether the triggering contingency has been satisfied.  Adoption of Issue No. 04-8 requires retroactive restatement of prior period dilutive earnings per share for CoCos outstanding at the implementation date.  The consensus was effective for the Company in the third quarter of fiscal year 2005.  At the date of adoption, the Company had two series of contingently convertible debentures outstanding, including approximately $45 million in principal amount of 1.25 percent Contingent Convertible Debentures (Old Debentures) and approximately $1,928 million in principal amount of 1.25 percent Contingent Convertible Debentures, Series B (New Debentures).  As a result of adoption, the Company has included an additional 727,358 shares, related to the assumed conversion of the Old Debentures, in its computation of diluted earnings per share for the three and nine months ended January 28, 2005 (see Note 9 for discussion of the CoCos).  As required, diluted shares outstanding and diluted earnings per share for the three and nine months ended January 23, 2004 were also restated to include these shares.  However, the inclusion of the shares issuable upon conversion of the CoCos did not impact diluted earning per share as previously reported.  The potentially dilutive common shares related to the New Debentures would only be included in the diluted earnings per share calculation at such time in the future when the Company’s stock price rises above the conversion price.  The dilutive impact would be equal to the number of shares needed to satisfy the “in-the-money” value of the New Debentures, assuming conversion.  The adoption of this consensus did not have a material impact on diluted earnings per share for the three and nine months ended January 28, 2005 and January 23, 2004.

In September 2004, the EITF reached a consensus on Issue No. 04-1 “Accounting for Preexisting Relationships between the Parties to a Business Combination,” which requires that preexisting relationships between two parties of a business combination be settled prior to the combination.  The EITF also addresses the measurement and recognition of settlements related to preexisting receivables and payables, executory contracts, intangible asset rights, and gain settlements among the parties to a business combination.  This consensus was effective for the Company in the third quarter of fiscal year 2005.  Adoption did not have a material impact on the Company’s consolidated earnings, financial position or cash flows.

In September 2004, the EITF reached a consensus on Issue No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.”  Issue No. 04-10 clarifies the criteria for aggregating an operating segment that does not meet all of the aggregation criteria in paragraph 17 of SFAS No. 131, but also falls below the quantitative criteria that would dictate that the segment be reported separately.  The consensus reached would enable an entity to aggregate two or more segments that have similar economic characteristics and share a majority of the aggregation criteria in paragraph 17 of SFAS No. 131.  Although Issue No. 04-10 was to be effective immediately, in November 2004 the EITF delayed the implementation of this issue in order to have its effective date coincide with a related FASB Staff Position (FSP), which will clarify the meaning of similar economic characteristics.  Issue No. 04-10 is to be applied by retroactive restatement of previous periods.  Adoption of Issue No. 04-10 is not expected to have an impact on the Company’s consolidated earnings, financial position or cash flows.

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

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” This Statement is a revision to SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) requires the recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  No compensation cost is recognized for equity instruments for which employees do not render the required service period.  The Statement is effective for the Company beginning in the second quarter of fiscal year 2006.  Based on unvested stock options currently outstanding, the expense associated with the employee stock purchase plan (ESPP) and anticipated fiscal year 2006 grants, the effect of adopting SFAS 123(R) is expected to reduce the Company’s net income by $95 - $110 million in the final three quarters of fiscal year 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” The Statement is an amendment of APB Opinion No. 29 and eliminates the exception that non-monetary exchanges of similar productive assets be recorded at the value of the assets relinquished, rather than fair value.  Under SFAS No. 153, the exception to recognition of the exchange at fair value is instead reserved for exchanges of non-monetary assets that do not have commercial substance. The Statement is effective for the Company beginning in the first quarter of fiscal year 2006.  Adoption is not expected to have a material impact on the Company’s consolidated earnings, financial position or cash flows.

In December 2004, the FASB issued FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The FSP clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes,” and not as a tax rate reduction. The Qualified Production Activities Deduction will not impact the Company’s consolidated earnings, financial position or cash flows for fiscal year 2005 because the deduction is not available to the Company until fiscal year 2006. The Company is currently evaluating the effect that this deduction will have in subsequent years.

In December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The Act, signed into law on October 22, 2004, provides for a special one-time tax deduction of 85 percent of certain cash dividends received from controlled foreign corporations.  The deduction is available to corporations during the tax year that includes Octbober 22, 2004 or in the immediately subsequent tax year.  The FSP allows a company additional time, beyond the financial reporting period of enactment, to evaluate the effects of the Act on their plans for repatriation of foreign earnings for purposes of applying SFAS 109, “Accounting for Income Taxes.”  See Note 13 for further details on the Act and its impact to the Company.

Note 4 – Acquisitions

During the third quarter of fiscal year 2005, the Company acquired all of the outstanding stock of Angiolink Corporation (Angiolink), a privately held company that developed wound closure devices for vascular procedures.  Angiolink’s EVSTM  Vascular Closure system, which has received U.S. Food and Drug Administration (FDA) approval, is engineered to close the femoral artery access site after vascular procedures, such as diagnostic angiography, balloon angioplasty and stenting.  The EVS system provides safe and effective mechanical closure of arterial puncture sites without disturbing the lumen, or interior, of the targeted vessel.  This acquisition provides the Company an additional vascular closure offering to the current closure product – the non-invasive Clo-Sur P.A.D.TM.  The net consideration paid for Angiolink was approximately $42.3 million in cash subject to purchase price increases, which would be triggered by the achievement of certain milestones. The net cash purchase price of $42.3 million is a product of the $45.2 million purchase price, including direct acquisition costs, less $2.9 million of acquired cash.

In connection with the acquisition of Angiolink, the Company acquired $62.5 million of technology-based intangible assets that have an estimated useful life of 12 years and $11.2 million in goodwill.  The goodwill was assigned entirely to the Vascular operating segment and is not deductible for tax purposes.

The following table summarizes the preliminary allocation of the Angiolink purchase price to the estimated fair values of the assets acquired and liabilities assumed (in millions):

Current assets	$3.1
Property, plant and equipment	0.6
Other intangible assets, net	62.5
Goodwill	11.2
Deferred tax asset—long term	5.0
Total assets acquired	82.4

Current liabilities	2.8
Deferred tax liability – long term	34.4
Total liabilities assumed	37.2
Net assets acquired	$45.2

During the second quarter of fiscal year 2005, the Company acquired substantially all of the assets of Coalescent Surgical, Inc. (Coalescent).   Coalescent developed the U-Clip™ Anastomotic Device and the SPYDER™ Proximal Anastomotic Device.  The U-Clip device creates high-quality anastomoses (a seamless connection) without sutures and is primarily used in coronary artery bypass surgery.   The SPYDER device automatically deploys a series of U-Clip devices when attaching the bypass graft to the aorta.  This acquisition is expected to complement the Company’s surgical product line and strategy to develop technologies to promote surgical procedures that produce better patient outcomes, and reduce trauma and hospitalization.  The consideration paid for Coalescent was approximately $54.1 million in cash subject to purchase price increases, which would be triggered by the achievement of certain milestones.

In connection with the acquisition of Coalescent, the Company acquired $42.2 million of technology-based intangible assets that have an estimated useful life of 12 years, and $1.5 million of other intangible assets with an estimated useful life of 5 years.  Goodwill of $7.0 million related to the acquisition was assigned entirely to the Cardiac Surgery operating segment.  This goodwill is deductible for tax purposes.

The following table summarizes the preliminary allocation of the Coalescent purchase price to the estimated fair values of the assets acquired and liabilities assumed (in millions):

Current assets	$2.6
Property, plant and equipment	1.3
Other intangible assets, net	43.7
Goodwill	7.0
Total assets acquired	54.6

Current liabilities	0.5
Total liabilities assumed	0.5
Net assets acquired	$54.1

The pro forma impact of the Angiolink and Coalescent acquisitions was not significant, individually or in the aggregate, to the results of operations of the Company for the three and nine months ended January 28, 2005.

In the third quarter of fiscal year 2004, the Company acquired all of the outstanding stock of Vertelink Corporation (Vertelink).  Vertelink was a privately held development stage company that developed materials and techniques for “over-the-wire” spinal fixation devices that can achieve multi-level stabilization of the cervical, thoracic and lumbar spine. Key Vertelink products included the KOBRATM Fixation System and the SSTTM Spinal Fixation System.  Both systems permit surgeons to place spinal instrumentation utilizing tissue-sparing, minimally invasive methods.  At the time of the acquisition, the KOBRA system was being reviewed for 510(k) approval by the FDA, which was subsequently obtained during the third quarter of fiscal year 2004.  The Company expects that the SST System will obtain CE Mark to support European release within the next twelve months.   Vertelink’s products enhance the strategic initiative of Medtronic’s Spinal business that focuses on Minimal Access Spinal Technologies (MAST).  The consideration paid was approximately $22.1 million in cash subject to purchase price increases, which would be triggered by the achievement of certain milestones.  In connection with the acquisition the Company allocated $22.0 million of the purchase price to purchased in-process research and development (IPR&D), which was expensed on the date of the acquisition, and allocated the remaining amount to property and equipment and other intangible assets (see Note 5).  In the third quarter of fiscal year 2005, Vertelink obtained FDA approval on the next generation KOBRA system, thereby attaining one of the milestones in the original purchase agreement.  As a result of attaining that milestone, the Company paid an additional $2.0 million in consideration, which was allocated between technology-based intangible assets of $3.3 million and an offsetting long-term deferred tax liability of $1.3 million.

In the third quarter of fiscal year 2004, the Company acquired certain assets of Radius Medical Inc. (Radius), which was accounted for as a purchase of assets.  Radius was a privately held corporation specializing in the research, development and manufacture of interventional guidewires and related products for the cardiovascular marketplace.  The assets acquired from Radius broaden and enhance the Company’s existing guidewire product and technology portfolio.  The consideration paid was $5.1 million subject to purchase price increases, which would be triggered by the achievement of certain milestones. The $5.1 million purchase price was allocated to intangible assets.

During the third quarter of fiscal year 2004, the Company also acquired substantially all of the assets of Premier Tool, Inc. (Premier Tool).  Premier Tool was a privately held corporation engaged in the engineering and manufacturing of metal instruments used to implant spinal devices. The assets acquired enhance Medtronic’s current line of spinal instrumentation products.  The consideration paid was approximately $4.0 million.  The purchase price was allocated primarily to other intangible assets and property and equipment, with the remainder allocated to goodwill, which was assigned entirely to the Spinal operating segment.

In the second quarter of fiscal year 2004, the Company acquired substantially all of the assets of TransVascular, Inc. (TVI).  Prior to the acquisition, the Company had a minority investment in TVI, which was accounted for under the cost method of accounting.  TVI developed and marketed the Pioneer Catheter™ (formerly the CrossPoint® TransAccess® Catheter System), a proprietary delivery technology for several current and potential intravascular procedures, such as the potential ability to deliver therapeutic agents, including cells, genes, and drugs to precise locations within the vascular system.  The Pioneer Catheter received FDA 510(k) clearance in fiscal year 2002 and is indicated to facilitate the positioning and placement of catheters within the peripheral vasculature.  This strategic acquisition complements Medtronic’s current commitment to advance therapies and treatments by combining biologic and device therapies.

The consideration paid for TVI was approximately $58.7 million subject to purchase price increases, which would be triggered by the achievement of certain milestones.  The initial consideration included the issuance of approximately 1.2 million shares of Medtronic common stock valued at $57.5 million, the Company’s prior investment in TVI and acquisition-related costs.  The Medtronic common shares issued in connection with the TVI acqusition were valued based on the average of Medtronic’s trading share prices several days before and after the date when the trading share prices became known.

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

The pro forma impact of the results of the Radius, Premier Tool, Vertelink and TVI acquisitions was not significant, individually or in the aggregate, to the results of operations the Company for the three and nine months ended January 23, 2004.

Note 5 — Special and IPR&D Charges

Special charges (such as certain litigation and restructuring charges) and IPR&D charges result from unique facts and circumstances that may or may not recur with similar materiality or impact on continuing operations.

Special Charges:

The Company recorded a $24.3 million special charge for the three and nine months ended January 28, 2005 related to the judgment entered by the court in the DePuy/AcroMed, Inc. (DePuy/AcroMed) case for damages, including prejudgment interest.  The judgment results from a patent infringement case regarding the design of the thoracolumbar multiaxial screw previously sold by Medtronic Sofamor Danek, Inc. (MSD) in the U.S. market. See additional discussion of this case in Note 16.

There were no special charges for the three months ended January 23, 2004.  Special charges for the nine months ended January 23, 2004 consisted of a $4.8 million reversal related to the Vascular facility consolidation initiatives, which started in the first quarter of fiscal year 2003.  The $4.8 million change in estimate was a result of the following favorable outcomes in the execution of these initiatives: a decrease of $2.4 million as a result of selling or utilizing existing assets which were previously identified for impairment; a decrease of $1.8 million related to subleasing a facility earlier than anticipated; and a decrease of $0.6 million in severance payments related to employees identified for elimination who found positions elsewhere in the Company.

IPR&D:

There were no IPR&D charges for the three and nine months ended January 28, 2005.  During the third quarter of fiscal year 2004, the Company acquired Vertelink.  At the date of the acquisition, $22.0 million of the purchase price was expensed for IPR&D related to spinal fixation devices that had not yet reached technological feasibility and had no future alternative use.   One of these devices, the KOBRA Fixation System, has since received FDA approval.   The technology will be adapted for use in manufacturing spinal fixation devices that can achieve multi-level stabilization of the cervical, thoracic and lumbar spine.   Prior to the acquisition, Medtronic did not have a comparable product under development.  The Company expects to incur costs totaling $1.1 million in fiscal year 2005, $1.0 million in fiscal year 2006, and $0.6 million in fiscal year 2007 to bring these products to commercialization in the U.S.  These costs will be funded by internally generated cash flows.

During the second quarter of fiscal year 2004, the Company acquired TVI.  At the date of acquisition, $1.9 million of the purchase price was expensed for IPR&D related to a cell and agent delivery device that had not yet reached technological feasibility and had no future alternative use.  This delivery device will be adapted for use in the percutaneous delivery of cells, genes, and drugs to specific tissues.  Prior to the acquisition, Medtronic did not have a comparable product under development.  The Company expects to incur costs totaling $3.6 million in fiscal year 2005, $4.6 million in fiscal year 2006, $4.8 million in fiscal year 2007, $6.0 million in fiscal year 2008, and $6.0 million in fiscal year 2009 to bring this product to commercialization in the U.S.  These costs will be funded by internally generated cash flows.

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

Note 6 — Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.  Inventory balances are as follows (in millions):

	January 28, 2005	April 30, 2004
Finished goods	$638.7	$541.4
Work in process	147.2	140.1
Raw materials	228.6	196.2
Total	$1,014.5	$877.7

Note 7 — Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended January 28, 2005 are as follows (in millions):

January 28, 2005
Balance at April 30, 2004	$4,236.9
Goodwill as a result of acquisitions	19.8
Currency adjustment, net	21.1
Balance at January 28, 2005	$4,277.8

Intangible assets, excluding goodwill, as of January 28, 2005 and April 30, 2004 are as follows (in millions):

	Purchased Technology and Patents	Trademarks and Tradenames	Other	Total
As of January 28, 2005:
Amortizable intangible assets
Original cost	$1,012.3	$264.7	$257.6	$1,534.6
Accumulated amortization	(299.7)	(90.4)	(101.9)	(492.0)
Carrying value	$712.6	$174.3	$155.7	$1,042.6

As of April 30, 2004:
Amortizable intangible assets
Original cost	$901.9	$264.7	$224.8	$1,391.4
Accumulated amortization	(245.0)	(70.6)	(76.5)	(392.1)
Carrying value	$656.9	$194.1	$148.3	$999.3

Amortization expense for the three and nine months ended January 28, 2005 was approximately $33.0 million and $93.8 million, respectively, and for the three and nine months ended January 23, 2004 was approximately $29.7 million and $86.6 million, respectively.

Note 8 — Warranty Obligation

The Company offers a warranty on various products.  The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold.  Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.  The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim.  The Company recorded $6.1 million and $3.9 million of warranty expense for the three month periods ended January 28, 2005 and January 23, 2004, respectively, and $11.6 million and $8.7 million of warranty expense for the nine month periods ended January 28, 2005 and January 23, 2004, respectively.  The warranty accrual as of January 28, 2005 and April 30, 2004 was $29.1 million and $35.5 million, respectively.

Note 9 – Contingent Convertible Debentures

In September 2001, the Company completed a $2,013 million private placement of 1.25 percent Contingent Convertible Debentures due September 2021 (Old Debentures). Interest is payable semi-annually and accrues at 1.25% per annum.  Each Old Debenture is convertible into shares of common stock at an initial conversion price of $61.81 per share; however, the shares are not convertible until the closing price of the

Company’s common stock reaches 110% of the conversion price for 20 trading days during a consecutive 30 trading day period.  The conversion price of the Old Debentures will be adjusted based on the occurrence of specified events, including a stock split, stock dividend, or cash dividend exceeding 15% of the Company’s market capitalization.

In September 2002 and 2004, as a result of certain holders of the Old Debentures exercising their put options, the Company repurchased $39 million, or 1.9%, and $0.6 million, or 0.03%, respectively, of the Old Debentures for cash.  The Company may be required to repurchase the remaining securities at the option of the holders in September 2006, 2008, 2011 or 2016.  Twelve months prior to the put options becoming exercisable, the remaining balance of the contingent convertible debentures will be classified as short-term borrowings.  At each balance sheet date without a put option within the subsequent four quarters, the remaining balance will be classified as long-term debt.  For put options exercised by the holders, the purchase price is equal to the principal amount of the Old Debentures plus any accrued and unpaid interest on the Old Debentures to the repurchase date.  If the repurchase option is exercised, the Company may elect to repurchase the Old Debentures with cash, common stock, or some combination thereof.  The Company may elect to redeem the Old Debentures for cash at any time after September 2006.

On January 24, 2005, the Company completed an exchange offer on its contingent convertible debentures, whereby holders of approximately 97.7% of the total principal amount of our Old Debentures exchanged their existing securities for an equal principal amount of 1.25 percent Contingent Convertible Debentures, Series B due 2021 (New Debentures), and an exchange fee of $2.50 per $1,000 principal amount.  The terms of the New Debentures are consistent with the terms of the Old Debentures noted above, except that: (i) upon conversion, the Company will pay holders cash equal to the lesser of the principal amount of the New Debentures or their conversion value, and shares of its common stock to the extent the conversion value exceeds the principal amount; and (ii) the New Debentures will require the Company to pay only cash (in lieu of shares of its common stock or a combination of cash and shares of its common stock) when the Company repurchases the New Debentures at the option of the holder or in connection with a change of control.   Following the completion of the exchange offer, approximately $45 million aggregate principal amount of Old Debentures and $1,928 million aggregate principal amount of New Debentures remain outstanding.  The fee paid to the holders of the New Debentures was capitalized and will be amortized over the twenty month period ending in September 2006.

Note 10 — Comprehensive Income and Accumulated Other Non-Owner Changes in Equity

In addition to net earnings, comprehensive income includes changes in foreign currency translation adjustments (including the change in current exchange rates, or spot rates, of net investment hedges), unrealized gains and losses on foreign exchange derivative contracts qualifying and designated as cash flow hedges, minimum pension liabilities, and unrealized gains and losses on available-for-sale marketable securities. Comprehensive income for the three months ended January 28, 2005 and January 23, 2004 was $539.9 million and $514.0 million, respectively.  Comprehensive income for the nine months ended January 28, 2005 and January 23, 2004 was $1,676.4 million and $1,474.2 million, respectively.

Presented below is a summary of activity for each component of accumulated other non-owner changes in equity (in millions):

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Foreign Exchange Derivatives	Minimum Pension Liability	Unrealized Gain (Loss) on Investments	Accumulated Other Non-Owner Changes in Equity
Balance April 30, 2004	$128.1	$(47.0)	$(10.3)	$1.2	$72.0
Period Change	10.6	8.5	(0.5)	(5.0)	13.6
Balance July 30, 2004	138.7	(38.5)	(10.8)	(3.8)	85.6
Period Change	46.7	1.7	(0.3)	9.4	57.5
Balance October 29, 2004	185.4	(36.8)	(11.1)	5.6	143.1
Period Change	14.3	(0.4)	(0.1)	(18.0)	(4.2)
Balance January 28, 2005	$199.7	$(37.2)	$(11.2)	$(12.4)	$138.9

Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to our non-U.S. subsidiaries, which are considered permanent in nature.  The tax expense on the unrealized loss on derivatives for the three months ended January 28, 2005 was $5.7 million and the tax expense on the unrealized gain on derivatives for the nine months ended January 28, 2005 was $7.1 million.  The tax benefit on the minimum pension liability was not material for the three and nine months ended January 28, 2005.  The tax benefit on the unrealized loss on investments for the three and nine months ended January 28, 2005 was $9.7 million and $7.4 million, respectively.

Note 11 — Retirement Benefit Plans

The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), defined contribution savings plans, post-retirement medical plans (other benefits), and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S.  The net periodic benefit cost of the pension and post-retirement medical plans include the following components for the three and nine months ended January 28, 2005 and January 23, 2004 (in millions):

	Qualified Pension Benefits Three months ended		Non-qualified Pension Benefits Three months ended		Other Benefits Three months ended
	January 28, 2005	January 23, 2004	January 28, 2005	January 23, 2004	January 28, 2005	January 23, 2004

Service cost	$14.3	$11.0	$0.8	$0.6	$3.0	$2.3
Interest cost	10.0	7.7	0.7	0.5	2.6	2.0
Expected return on plan assets	(15.3)	(11.9)	—	—	(1.5)	(1.0)
Amortization of prior service cost	3.2	1.7	0.1	(0.1)	1.2	1.0
Net periodic benefit cost	$12.2	$8.5	$1.6	$1.0	$5.3	$4.3

	Qualified Pension Benefits Nine months ended		Non-qualified Pension Benefits Nine months ended		Other Benefits Nine months ended
	January 28, 2005	January 23, 2004	January 28, 2005	January 23, 2004	January 28, 2005	January 23, 2004

Service cost	$42.9	$33.0	$2.4	$1.8	$9.0	$6.9
Interest cost	30.0	23.1	2.1	1.5	7.8	6.0
Expected return on plan assets	(45.9)	(35.7)	—	—	(4.5)	(3.0)
Amortization of prior service cost	9.6	5.1	0.3	(0.3)	3.6	3.0
Net periodic benefit cost	$36.6	$25.5	$4.8	$3.0	$15.9	$12.9

In April 2004, the FASB issued FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (MMA).  The FSP requires companies to assess the effect of MMA on their retirement-related benefit costs and obligations and reflect the effects in the financial statements, pursuant to SFAS 106, “Employer’s Accounting for Post-retirement Benefits Other Than Pensions.”  On January 21, 2005, the Centers for Medicare and Medicaid Services (CMS) released the final regulations (the “Regulations”) for the implementation of the MMA.  As a result of these Regulations, the Company has determined that the benefits provided under its plan are actuarially equivalent to the benefits provided under Part D of the MMA.  The Company will recognize the effect of the MMA in its January 31, 2005 measurement date; however, given the timing of the Regulations, the MMA will not have an impact on the fiscal year 2005 net periodic benefit cost.  Upon implementation of the MMA, the Company estimates that the accumulated post-retirement obligation will be reduced between $13 - 23 million as of April 29, 2005 and the net periodic benefit cost for fiscal year 2006 will be reduced by $2 - $4 million.

Note 12 — Interest (Income)/Expense

Interest income and interest expense for the three and nine month periods ended January 28, 2005 and January 23, 2004 are as follows (in millions):

	Three months ended		Nine months ended
	January 28, 2005	January 23, 2004	January 28, 2005	January 23, 2004

Interest income	$(25.9)	$(18.0)	$(64.3)	$(40.2)
Interest expense	12.9	14.4	39.9	39.1
Interest income, net	$(13.0)	$(3.6)	$(24.4)	$(1.1)

Note 13 — Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes.  The Company operates in an international environment with significant operations in various locations outside the U.S.  Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law by the President. The Act allows U.S. corporations a one-time deduction of 85 percent of certain “cash dividends” received from controlled foreign corporations. The deduction is available to corporations during the tax year that includes October 22, 2004 or in the immediately subsequent tax year.  According to the Act, the amount of eligible dividends is limited to $500 million or the amount described as permanently reinvested earnings outside the U.S. in a company’s most recent audited financial statements filed with the SEC on or before June 30, 2003.  Based on these requirements, the Company has $934 million of cash held outside the U.S., which could be eligible for the special deduction in either fiscal year 2005 or 2006.  Due to the complexity of the repatriation provision, the Company is still evaluating the effects of the Act on our plan for repatriation of foreign earnings and the related impact to our tax provision.  It is anticipated that this evaluation will be completed by the end of our current fiscal year.  The range of possible amounts that the Company is currently considering eligible for repatriation is between zero and $934 million.  The related potential range of income tax is between zero and $65 million.

Note 14 — Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds of the potentially dilutive shares.  Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the ESPP.  As a result of the adoption of EITF 04-8, the computation of diluted earnings per share for the three and nine months ended January 28, 2005 includes 727,358 shares related to the Old Debentures.  As required, diluted shares outstanding and diluted earnings per share for the three and nine months ended January 23, 2004 were also restated to include these shares.  However, the inclusion of the shares issuable upon conversion of the CoCos did not impact diluted earnings per share as previously reported.  The potentially dilutive common shares related to the New Debentures would only be included in the diluted earnings per share calculation at such time in the future when the Company’s stock price rises above the conversion price.  The dilutive impact would be equal to the number of shares needed to satisfy the “in-the-money” value of the New Debentures, assuming conversion (see Notes 3 and 9).  Presented below is a reconciliation between basic and diluted weighted average shares outstanding (shares in millions):

	Three months ended		Nine months ended
	January 28, 2005	January 23, 2004	January 28, 2005	January 23, 2004

Basic	1,208.2	1,211.8	1,208.9	1,214.8
Effect of dilutive securities:
Employee stock options	8.8	8.8	9.2	9.8
Shares issuable upon conversion of CoCos	0.7	0.7	0.7	0.7
Other	1.4	1.8	1.2	1.9
Diluted	1,219.1	1,223.1	1,220.0	1,227.2

The calculation of weighted average diluted shares outstanding excludes options for approximately 12.4 million and 25.2 million common shares for the three and nine months ended January 28, 2005, and 16.7 million and 13.4 million common shares for the three and nine months ended January 23, 2004, respectively, as the exercise price of those options was greater than the average market price for the period, resulting in an anti-dilutive effect on diluted earnings per share.

Note 15 — Segment and Geographic Information

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

	Three months ended		Nine months ended
	January 28, 2005	January 23, 2004	January 28, 2005	January 23, 2004

Cardiac Rhythm Management	$1,149.7	$1,002.2	$3,350.1	$2,991.3
Spinal, ENT, and Navigation	535.6	433.9	1,525.7	1,230.7
Neurological and Diabetes	460.1	395.3	1,298.3	1,156.9
Vascular	221.5	211.7	618.7	599.7
Cardiac Surgery	163.8	150.7	483.8	443.2
	$2,530.7	$2,193.8	$7,276.6	$6,421.8

Geographic information:

Net sales to external customers by geography are as follows (in millions):

	Three months ended		Nine months ended
	January 28, 2005	January 23, 2004	January 28, 2005	January 23, 2004

United States	$1,678.8	$1,485.4	$4,890.9	$4,390.3
Europe	532.3	449.3	1,488.1	1,271.8
Asia Pacific	253.4	206.6	715.1	606.1
Other Foreign	66.2	52.5	182.5	153.6
	$2,530.7	$2,193.8	$7,276.6	$6,421.8

Note 16 — Contingencies

The Company believes it has meritorious defenses against its claims and intends to vigorously contest them. Negative outcomes of the litigation matters discussed below generally are not considered probable or cannot be reasonably estimated. With the exception of the Depuy/AcroMed litigation (discussed below), the Company has not recorded reserves regarding these matters in the financial statements as of January 28, 2005.  The Company records a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable or a probable loss cannot be reasonably estimated, a liability is not recorded. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. While it is not possible to predict the outcome of the actions discussed below, the Company believes that costs associated with them could have a material adverse impact on the Company’s consolidated earnings, financial position or cash flows for any one interim or annual period.

On October 6, 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, Inc. (J&J), filed suit in federal court in the District Court of Delaware against Arterial Vascular Engineering, Inc., which Medtronic acquired in January 1999 and which is now known as Medtronic Vascular, Inc. (Medtronic Vascular). The suit alleged that Medtronic Vascular’s modular stents infringe certain patents now owned by Cordis. Boston Scientific Corporation is also a defendant in this suit. On December 22, 2000, a Delaware jury rendered a verdict that Medtronic Vascular’s previously marketed MicroStent and GFX® stents infringe valid claims of two Cordis patents and awarded damages to Cordis totaling approximately $270.0 million. On March 28, 2002, the District Court entered an order in favor of Medtronic Vascular, deciding as a matter of law that Medtronic Vascular’s MicroStent and GFX stents do not infringe the patents. Cordis appealed, and on August 12, 2003 the Court of Appeals for the Federal Circuit reversed the District Court’s decision and remanded the case to the District Court for further proceedings. The District Court has now issued a new claim construction and directed the parties to file new expert reports. On March 4, 2005 a new trial began and the liability phase of the trial is expected to be completed in mid-March. Neither the Court of Appeals nor the District Court has affirmed the jury’s verdict as to liability or damages. Consequently, Medtronic has not recorded an expense related to damages in this matter.

On December 24, 1997, Advanced Cardiovascular Systems, Inc. (ACS), a subsidiary of Guidant Corporation (Guidant), sued Medtronic Vascular in federal court in the Northern District of California alleging that Medtronic Vascular’s modular stents infringe certain patents held by ACS, and seeking injunctive relief and monetary damages. Medtronic Vascular denied infringement and in February 1998, Medtronic Vascular sued ACS in federal court in the District Court of Delaware alleging infringement of certain of its stent patents.  On January 5, 2005, the District Court found as a matter of law that ACS did not infringe any of Medtronic Vascular’s patents.  The Company intends to appeal the finding by the District Court.  On February 18, 2005 the jury found that the ACS patents are valid and that the Medtronic stents infringe those patents.  At a later date the District Court will hold an evidentiary hearing on Medtronic’s claim that the ACS patents are unenforceable due to inequitable conduct of ACS.  Issues of damages have been bifurcated and will not be addressed by a jury or the Court until some undetermined later date.

On September 12, 2000, Cordis filed an additional suit against Medtronic Vascular in the District Court of Delaware alleging that Medtronic Vascular’s S670, S660 and S540 stents infringe the patents asserted in the October 1997 Cordis case above. The Court temporarily stayed proceedings in this suit until the appeals were decided in the 1997 case discussed previously. The District Court has now lifted the stay and has scheduled a trial date for April 2006. This case is currently in the discovery stage. Medtronic has made a motion to stay the trial proceedings pending arbitration of Medtronic’s defense that its products are licensed under a 1997 Agreement between Medtronic and Cordis.  The Court has not set a date for a hearing on that motion.

On January 26, 2001, DePuy/AcroMed, a subsidiary of J&J, filed suit in U.S. District Court in Massachusetts alleging that MSD was infringing a patent relating to a design for a thoracolumbar multiaxial screw (MAS). In March 2002, DePuy/AcroMed supplemented its allegations to claim that MSD’s M10, M8 and Vertex® screws infringe the patent. On April 17, 2003 and February 26, 2004, the District Court ruled that the M10 and M8 multiaxial screws and the Vertex screws, respectively, do not infringe.  On October 1, 2004, a jury found that the MAS screw, which Medtronic no longer sells in the U.S. market, infringes under the doctrine of equivalents. The jury awarded damages against Medtronic of $21.0 million and on February 9, 2005, the court entered judgment, inclusive of prejudgment interest, in the amount of $24.3 million. The Company has recorded an expense equal to the $24.3 million judgment in the matter and is currently evaluating its appeal alternatives.

On May 9, 2001, MSD filed a lawsuit against Dr. Gary Karlin Michelson and Karlin Technology, Inc. (Defendants) in the U.S. District Court for the Western District of Tennessee. The complaint sought damages and injunctive relief against the Defendants for breach of purchase and license agreements relating to intellectual property in the field of threaded and non-threaded spinal interbody implants, fraud, breach of non-competition obligations and other claims. In October 2001, the Defendants filed several counterclaims against MSD, as well as a third-party complaint against Sofamor Danek Holdings, Inc., a related entity having a license for certain cervical plate technology, seeking damages and injunctive relief based on several claims, including breach of contract, infringement of several patents, fraud and unfair competition. The parties dispute the scope of the rights in the above agreements with respect to improvements conceived after the agreements were signed. In November 2003, the court issued a ruling limiting the Company’s rights under such purchase and license agreements to inventions disclosed in patents and patent applications identified in the agreements and excluding rights to later inventions. Trial commenced on June 1, 2004 on the parties’ claims of breach and Dr. Michelson’s and KTI’s claims of patent infringement and tortious interference with contractual relations.   On September 28, 2004, the jury delivered a verdict finding that:  (1) the license and purchase agreements remain in effect, but that; (2) MSD breached certain provisions of its various technology agreements with Dr. Michelson and KTI, for which damages of approximately $110.0 million were awarded; (3) certain MSD products infringe Dr. Michelson’s patents; (4) punitive damages were appropriate on certain breach of contract claims; and that (5) Medtronic had not breached any duties to Dr. Michelson or KTI. On October 12, 2004, the jury further awarded Dr. Michelson and KTI punitive damages totaling approximately $400.0 million against MSD on certain breach of contract claims.

The court is currently considering a number of equitable issues raised by the parties and has yet to enter judgment against MSD.  In its motions, MSD is asserting that notwithstanding the jury’s findings on infringement, MSD has an implied license to the affected technology on the basis of legal and equitable estoppel.  MSD further asserts that the Defendants are equitably prohibited from pursuing certain of their breach of contract claims on the grounds of waiver, estoppel, and acquiescence.  Additionally, MSD asserts that Dr. Michelson and KTI should be enjoined from competing with MSD as required by the agreements.  Dr. Michelson is seeking a declaratory judgment that he is entitled to terminate his license of certain cervical plate technology to Sofamor Danek Holdings, Inc.  MSD asserts Dr. Michelson is prohibited from seeking to terminate the license relating to cervical plate technology on the grounds of no material breach, waiver and/or ratification.  In addition, the Defendants are seeking: an expansion of the jury verdict to apply a royalty payable to KTI on all MSD sales of its INFUSE® product; additional damages for alleged unjust enrichment; a valuation of the damages for patent infringement found by the jury; enhanced damages from the court for willful infringement by MSD of one of Dr. Michelson’s patents; prejudgment interest; and other fees and costs, including attorney fees.  The parties agreed that Dr. Michelson would not seek to enjoin MSD’s rights to make, use or sell any of the products that the jury found to infringe patents issued after the dates of the license and purchase agreements without 10 days prior written notice.  On January 28, 2005, the court granted the parties’ joint request to stay any rulings or proceedings in the case while they attempt to settle remaining issues. The judge granted this request, and thereafter, MSD and Dr. Michelson jointly requested that the U.S. Court of Appeals for the Federal Circuit dismiss without prejudice a pending appeal by MSD. The dismissal was requested to consolidate all appeal issues into a single appeal, and does not prevent MSD from exercising any of its future appeal rights or from resuming the subject appeal at a later date. As of the date of this report, the court has not ruled on any of the parties’ motions and the parties are continuing their settlement discussions.  Medtronic and MSD strongly disagree with the damages awarded and believe that the award is unjustified and excessive. MSD intends to pursue all other appropriate post-trial remedies, including exercising its right to appeal and believes its position will ultimately be vindicated.  Given the uncertainty of these post-trial motions, the absence of judgment against it, and MSD’s intent to appeal the jury verdict as unjustified and excessive, Medtronic has not recorded an expense related to this matter.  Management cannot reasonably estimate the time frame in which this litigation will be resolved, including when and if any amounts will be paid.

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

On May 2, 2003, Cross Medical Products, Inc. (Cross) sued MSD in the U.S. District Court for the Central District of California. The suit alleges that Medtronic’s CD HORIZON®, Vertex and Crosslink® products infringe certain patents owned by Cross. Medtronic has counterclaimed that Cross’ cervical plate products infringe certain patents of MSD, and Cross has filed a reply alleging that MSD infringes certain cervical plate patents of Cross. On May 19, 2004, the Court issued a ruling that held that the MAS, Vertex, M8, M10, CD HORIZON® SEXTANT™ and LEGACY™ screw products infringe one of the patents owned by Cross. A hearing on the validity of that patent was held on July 12, 2004, after which the Court ruled that the patents were valid.  Cross made a motion for permanent injunction on the multiaxial screw products, which the Court granted on September 20, 2004, but stayed the effect of the injunction until January 3, 2005.  MSD requested an expedited appeal of the ruling and the Federal Circuit Court of Appeals granted the request and will hear the appeal on March 11, 2005.  MSD has introduced new multiaxial screw products that are not subject to the injunction.

Cross moved for summary judgment of infringement regarding MSD’s new multiaxial screw products and that motion, and other summary judgment motions concerning Crosslink products, are pending.  In December 2004, the Court vacated all previously scheduled hearings and the trial date to allow it time to consider the pending motions and has not reset either a hearing date for the pending motions or the trial date.

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

On October 2, 2003, Etex Corporation served MSD, Medtronic and Medtronic International Ltd. with a Notice and Demand for Arbitration, under the terms of a Purchase and Option Agreement between Medtronic and Etex Corporation entered into on March 27, 2002. The arbitration demand alleges breach of the agreements, fraud, deceptive trade practices and antitrust violations and asks for specific performance and/or monetary damages.  Medtronic and its subsidiaries also filed a demand for damages alleging breach of the agreements. The binding arbitration is governed by Minnesota law and the federal Arbitration Act.  On March 3, 2005, the arbitrator heard final arguments and anticipates issuing a final decision some time in March 2005.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Business

We are a world leading medical technology company, providing lifelong solutions for people with chronic disease. We function in five operating segments, including Cardiac Rhythm Management (CRM); Spinal, Ear, Nose and Throat (ENT) and Navigation (formerly Surgical Navigation Technology or SNT); Neurological and Diabetes; Vascular; and Cardiac Surgery. Through these five operating segments, we develop, manufacture, and market our medical devices in more than 120 countries worldwide, and continue to expand patient access to our products in these markets. Our primary products include medical devices and technology to treat bradycardia, tachyarrhythmia, heart failure, atrial fibrillation, coronary vascular disease, endovascular disease, peripheral vascular disease, heart valve disease, malignant and non-malignant pain, diabetes, urological disorders, gastroenterological ailments, movement disorders, spinal disorders, neurodegenerative disorders, and ear, nose and throat disorders.

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

Legal Proceedings

We are involved in a number of legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures or lost revenues. We record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. Our significant legal proceedings are discussed further in Note 16 to the condensed consolidated financial statements and are incorporated by reference into Part II, Item 1 — Legal Proceedings.  While it is not possible to predict the outcome of the actions discussed, we believe that costs associated with them could have a material adverse impact on the consolidated earnings, financial position or cash flows of any one interim or annual period.  Two cases in which damages have been awarded during fiscal year 2005 are summarized below.

During our second quarter ended October 29, 2004, the jury in the Dr. Gary Karlin Michelson and Karlin Technology, Inc. vs. Medtronic Sofamor Danek, Inc. (MSD) case awarded total damages (both compensatory and punitive) of $510 million to Dr. Michelson and his company Karlin Technology, Inc.  Even though the jury has been dismissed, no final judgment has been entered by the court, and the parties have a number of motions still pending before the judge.  As of the date of this report, the court has not ruled on any of the parties’ motions and the parties are in settlement discussions.  We strongly disagree with the damages awarded and believe that the award is unjustified and excessive.  MSD intends to pursue all other appropriate post-trial remedies, including exercising its right to appeal and believes its position will ultimately be vindicated.  Given the uncertainty of these post-trial motions, the absence of judgment against us, and our intent to appeal the jury verdict as unjustified and excessive, we have not recorded an expense related to this matter.  Management cannot reasonably estimate the time frame in which this litigation will be resolved, including when and if any amounts will be paid.

During our second quarter ended October 29, 2004, the jury in the DePuy/AcroMed, Inc. (DePuy/AcroMed) case found that the design of our thoracolumbar multiaxial screw, which we no longer sell in the U.S. market, infringes patents held by DePuy/AcroMed under the doctrine of equivalents.  On February 9, 2005, the court entered judgment against us in the amount of $24 million, which included prejudgment interest.  Given the judgment entered by the court and our conclusion that the likelihood of paying the damages is probable at this point in time, we have recorded a $24 million special charge related to this judgment during the three months ended January 28, 2005.  Although we believe recording the charge was the appropriate action, we are currently evaluating our appeal alternatives.

We believe that we have meritorious defenses against the above claims (including those additional matters detailed in Note 16) and intend to vigorously contest them.  Negative outcomes of the litigation matters discussed above generally are not considered probable or cannot be reasonably estimated. With the exception of the Depuy/AcroMed litigation, we have not recorded reserves regarding these matters in the financial statements as of January 28, 2005.

Minority Investments

We make long-term, strategic investments in companies that are in varied stages of development. We account for these investments under the cost or equity method of accounting, as appropriate. Publicly traded investments accounted for under the cost method are adjusted to fair value at the end of each quarter based on their quoted market price. The valuation of investments accounted for under the cost method that do not have quoted market prices is based on all available financial information related to the investee, including valuations based on recent third-party equity investments in the investee. Required adjustments to the carrying value of publicly traded investments are recorded in shareholders’ equity as accumulated other non-owner changes in equity unless an unrealized loss is considered to be other-than-temporary. If an unrealized loss for any investment is considered to be other-than-temporary, the loss will be recognized in the statement of consolidated earnings in the period the determination is made. Investments accounted for under the equity method are recorded at the amount of our investment and adjusted each period for our share of the investee’s income or loss and dividends paid. Investments accounted for under both the cost and equity methods are reviewed quarterly for changes in circumstance or the occurrence of events that suggest our investment may not be recoverable. As of January 28, 2005 and April 30, 2004, we have $240 million and $238 million, respectively, of minority investments, which are recorded as long-term investments in the condensed consolidated balance sheets. Of these investments, $231 million and $212 million, respectively, represent investments in companies that do not have quoted market prices.

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

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with goodwill impairment tests are considered critical due to the amount of goodwill recorded on our condensed consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows.  Goodwill was $4.3 billion and $4.2 billion as of January 28, 2005 and April 30, 2004, respectively.

Other intangible assets consist primarily of purchased technology, patents, and trademarks and are amortized using the straight-line method over their estimated useful lives, ranging from 3 to 20 years. We review these intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable.  Other intangible assets, net of accumulated amortization, were $1.0 billion as of January 28, 2005 and April 30, 2004, respectively.

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

Tax regulations require certain items to be included in the tax return at different times than the accounting standards require those items be recorded in the financial statements. As a result, our effective tax rate reflected in our financial statements is different than that reported in our tax return. Some of these differences are permanent, such as expenses that are not deductible on our tax return, and some are timing differences, such as depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our statements of consolidated earnings. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred or expense has already been taken as a deduction on our tax return, but has not yet been recognized as an expense in our statements of consolidated earnings.

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

Our current tax strategies have resulted in an effective tax rate below the U.S. statutory rate of 35%. An increase in our effective tax rate of 1% would result in an additional income tax provision for the three and nine months ended January 28, 2005 of approximately $8 million and $23 million, respectively.

Results of Operations

Consolidated net sales for the three and nine months ended January 28, 2005 were $2.531 billion and $7.277 billion, respectively.  This is an increase of $337 million and $855 million, or 15% and 13%, respectively, over the same periods in the prior year.  Additionally, during the three and nine months ended January 28, 2005, foreign exchange translation had a favorable impact on net sales of $59 million and $134 million, respectively.

The three and nine month increase in net sales was primarily driven by growth in certain businesses within our CRM and Spinal, ENT and Navigation operating segments.  CRM net sales for the three and nine months ended January 28, 2005 increased by $148 million and $359 million, or 15% and 12%, respectively, over the same periods in the prior year.  The increases in CRM net sales were primarily driven by a 26% and 25% increase in defibrillation system sales for the three and nine months ended January 28, 2005, respectively, over the same periods of the prior year.  Spinal, ENT and Navigation net sales for the three and nine months ended January 28, 2005 increased by $102 million and $295 million, or 23% and 24%, respectively, over the same periods in the prior year.  These increases were primarily driven by our Spinal business, which had net sales increases of 24% and 26%, respectively, over the same periods in the prior year.  The Spinal business benefited from continued strong acceptance of the INFUSE® Bone Graft and growth in net sales of our core thoracolumbar product line.

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

Acquisitions

During the third quarter of fiscal year 2005, we acquired all of the outstanding stock of Angiolink Corporation (Angiolink) for approximately $42 million in cash subject to purchase price increases, which would be triggered by the achievement of certain milestones.  Angiolink was a privately held company that developed wound closure devices for vascular procedures.   Angiolink’s EVSTM  Vascular Closure system, which has received U.S. Food and Drug Administration (FDA) approval, is engineered to close the femoral artery access site after vascular procedures, such as diagnostic angiography, balloon angioplasty and stenting.   The EVS system provides safe and effective mechanical closure of arterial puncture sites without disturbing the lumen, or interior, of the targeted vessel.  This acquisition provides us with an additional vascular closure offering to our current closure product – the non-invasive Clo-Sur P.A.D.TM.

During the second quarter of fiscal year 2005, we acquired substantially all of the assets of Coalescent Surgical, Inc. (Coalescent) for approximately $54 million in cash subject to purchase price increases, which would be triggered by the achievement of certain milestones.  Coalescent developed the U-Clip™ Anastomotic Device and the SPYDER™ Proximal Anastomotic Device.  The U-Clip device creates high-quality anastomoses (a seamless connection) without sutures and is primarily used in coronary bypass surgery.  The SPYDER device automatically deploys a series of U-Clip devices when attaching the bypass graft to the aorta.  This acquisition is expected to complement our surgical product line and strategy to develop technologies to promote surgical procedures that produce better patient outcomes, and reduce trauma and hospitalization.

Earnings and Earnings Per Share (dollars in millions, except per share data):

	Three Months Ended		Nine Months Ended
	January 28, 2005	January 23, 2004	January 28, 2005	January 23, 2004
Net earnings, as reported	$544	$464	$1,610	$1,390

Special and IPR&D charges, after-tax	$16	$22	$16	$21
Diluted earnings per share, as reported	$0.45	$0.38	$1.32	$1.13
Special and IPR&D charges, after-tax, per diluted share	$0.01	$0.02	$0.01	$0.02

Special and IPR&D charges in the three and nine months ended January 28, 2005 consisted of a $16 million, after-tax, special charge related to the DePuy/AcroMed legal judgment as discussed in the “Legal Proceedings” section above.

Special and IPR&D charges in the three months ended January 23, 2004 consisted of a $22 million, after-tax, IPR&D charge related to our acquisition of Vertelink.  Special and IPR&D charges in the nine months ended January 23, 2004 consisted of the IPR&D charge mentioned above and $2 million in IPR&D charges related to our acquisition of TVI, partially offset by a $3 million, after-tax, reversal of previously recognized charges related to our Vascular facility consolidation initiatives.

Other Matters

In September 2004, the Emerging Issues Task Force (EITF) reached a consensus regarding Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” requiring that the dilutive effect of contingent convertible debt instruments (CoCos) be included in diluted earnings per share calculations for all periods (if dilutive), regardless of whether the triggering contingency has been satisfied.  Adoption of Issue No. 04-8 requires retroactive restatement of prior period dilutive earnings per share for CoCos outstanding at the implementation date.  The consensus was effective for us in the third quarter of fiscal year 2005. At the date of adoption, we had two series of contingently convertible debentures outstanding including approximately $45 million in principal amount of 1.25 percent Contingent Convertible Debentures (Old Debentures) and approximately $1,928 million in principal amount of 1.25 percent Contingent Convertible Debentures, Series B (New Debentures).  As a result of adoption, we have included an additional 727,358 shares, related to the assumed conversion of the Old Debentures, in our computation of diluted earnings per share for the three and nine months ended January 28, 2005 (see “Debt and Capital” section for discussion of the CoCos).  As required, diluted shares outstanding and the diluted earnings per share for the three and nine months ended January 23, 2004 were also restated to include these shares.  However, the inclusion of the shares issuable upon conversion of the CoCos did not impact diluted earnings per share as previously reported.  The potentially dilutive common shares related to the New Debentures would only be included in the diluted earnings per share calculation at such time in the future when our stock price rises above the conversion price.  The dilutive impact would be equal to the number of shares needed to satisfy the “in-the-money” value of the New Debentures, assuming conversion.  The adoption of this consensus did not have a material impact on diluted earnings per share for the three and nine months ended January 28, 2005 and January 23, 2004.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.”  This Statement is a revision to SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) requires the recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  No compensation cost is recognized for equity instruments for which employees do not render the required service period.  The Statement is effective for us beginning in the second quarter of fiscal year 2006.  Based on unvested stock options currently outstanding, the expense associated with the Employee Stock Purchase Plan and anticipated fiscal year 2006 grants, the effect of adopting SFAS 123(R), is expected to reduce our net income by $95 - $110 million in the final three quarters of fiscal year 2006.

In February 2005, we issued a press release announcing that we are voluntarily advising physicians about a potential battery shorting mechanism that may occur in a subset of our ICD and CRT-D models.  As part of our routine programs to analyze products returned from physicians, we identified nine of 87,000 implanted devices (0.01%) with a battery design that experience rapid battery depletion due to the shorting action.  We are working closely with the physician community to determine the best course of action for devices that have been implanted that would be affected by this issue.  Based on the information available to date, we do not anticipate this product malfunction will have a material impact on our consolidated earnings, financial position or cash flows.

Net Sales

The charts below illustrate net sales by operating segment for the three and nine months ended January 28, 2005 and January 23, 2004:

Cardiac Rhythm Management

CRM products consist primarily of pacemakers, implantable and external defibrillators, cardiac resynchronization therapy devices, leads and ablation products.  CRM net sales for the three and nine months ended January 28, 2005 increased by $148 million and $359 million, or 15% and 12%, respectively, over the same periods in the prior year.  Foreign currency translation had a favorable impact on net sales for the three and nine months ended January 28, 2005 of approximately $29 million and $68 million, respectively, when compared to the same periods in the prior year.  The growth in net sales for the three and nine months ended January 28, 2005 was driven by a 26% and 25%, respectively, increase in net sales of defibrillation systems.  Defibrillation net sales growth for the three months ended January 28, 2005 was led by continued acceptance of the Intrinsic™ implantable cardioverter defibrillator (ICD), growth in sales of the InSync Maximo™ cardiac resynchronization device with defibrillator back-up (CRT-D), and the November 2004 U.S. approval of our newest CRT-D, InSync Sentry™.  InSync Sentry is the world’s first implantable medical device offering automatic fluid status monitoring in the chest area encompassing the heart and lungs. The growth in defibrillation net sales for the nine months ended January 28, 2005 was driven by continued growth in the Maximo™ and Intrinsic ICDs, and continued acceptance of the InSync Maximo CRT-D device.  Pacing net sales for the three and nine months ended January 28, 2005 increased by 2% and decreased by 1%, respectively, in comparison to the same periods in the prior year.  Sales gains in the three month period ended January 28, 2005 were primarily driven by the EnPulse pacemaker, which was market released in late fiscal year 2004.  The slight decrease in Pacing sales for the nine months ended January 28, 2005 is a result of competitive pressures in a pacing market experiencing relatively flat growth.  Additionally, Medtronic Emergency Response Systems net sales grew by 16% and 14%, respectively, during the three and nine months ended January 28, 2005 as a result of continued strong acceptance of automated external defibrillators (AEDs) and solid second and third quarter fiscal year 2005 growth in hospital-based emergency response systems.

Looking ahead, we expect our CRM operating segment to benefit from the following:

•              Continued acceptance of the InSync Maximo and InSync Sentry CRT-Ds.  The InSync Maximo was released in the U.S. during June 2004.  The InSync Sentry is expected to provide a critical advantage in managing heart failure, since thoracic fluid accumulation is a primary indicator of worsening heart failure and often results in patient hospitalization.  The InSync Sentry was released in Europe during June 2004 and approved in the U.S., during November 2004, where it will be fully launched during the fourth quarter of fiscal year 2005.

•              Continued acceptance of the Intrinsic ICD with Managed Ventricular Pacing (MVP™), a new pacing mode designed to promote natural heart activity by minimizing unnecessary right ventricular pacing.  Intrinsic was released in Europe during May 2004 and in the U.S. during August 2004.

•              Continued growth in the ICD and CRT-D markets due to the recently announced national coverage decision, by the Centers for Medicare and Medicaid Services (CMS), to extend coverage of ICDs.  On January 29, 2005, CMS published their decision to expand coverage of ICDs to include the patient population, which was the focus of the Sudden Cardiac Death in Heart Failure Trial (SCD-HeFT).  Published January 20, 2005 in The New England Journal of Medicine, the SCD-HeFT study demonstrated that the use of an ICD reduces death by 23 percent in people with moderate to severe heart failure and poor heart pumping function compared to those who did not receive a defibrillator. The coverage decision will increase target patient populations by an estimated 600,000 patients; 300,000 of which are Medicare beneficiaries.

•              Continued acceptance of the Medtronic Carelink® Network.  The Medtronic CareLink Network enables patients, as instructed by their physician, to transmit data from their implantable device anywhere in the U.S. using a portable monitor that is connected to a standard telephone.  Within minutes, the patient’s physician and nurses can view patient and device diagnostic data on a secure Internet website.

•              The introduction of a new CRT-D device named the InSync III Marquis™.  The InSync III Marquis is a CRT-D device with ventricle-to-ventricle (V-to-V) timing and is expected to be approved in the U.S. early in calendar year 2005.  At the time the InSync III Marquis is approved, V-to-V timing will also be available on our InSync Maximo and InSync Sentry CRT-D devices.

•              Continued growth in the CRT-D market due to the recently released CARE-HF (Cardiac Resynchronization in Heart Failure) study, which shows that cardiac resynchronization therapy improves all-cause mortality and patient quality of life, in patient populations which include individuals with moderate to severe heart failure and poor heart pumping function.  The findings from the CARE-HF randomized, controlled trial were presented March 7, 2005 during a Late-Breaking Clinical Session at the American College of Cardiology Annual Scientific session and concurrently published in The New England Journal of Medicine.

•             The introduction of the EnRhythm™ pacemaker and the Entrust ICD™.  The EnRhythm is the first-ever pacemaker to include MVP.  The Entrust offers both MVP and refinements to the anti-tachycadia pacing (ATP) function of the device.  ATP uses pacing pulses to painlessly terminate fast, dangerous heart rhythms originating in the ventricle.  The EnRhythm and EnTrust devices were released in Europe during February 2005 and are expected to be released in the U.S. in the first half of calendar year 2005.

Spinal, ENT, and Navigation

Spinal, ENT, and Navigation products include thoracolumbar, cervical and interbody spinal devices, bone growth and bone regeneration products, surgical navigation tools, and surgical products used by ENT physicians.  Spinal, ENT, and Navigation net sales for the three and nine months ended January 28, 2005 increased by $102 million and $295 million, or 23% and 24%, respectively, over the same periods in the prior year.  Foreign currency translation had a favorable impact on net sales for the three and nine months ended January 28, 2005 of approximately $6 million and $14 million, respectively, as compared to the same periods in the prior year.  The majority of the increase was driven by our Spinal business, which grew 24% and 26%, respectively, over the same periods in the prior year.  The Spinal net sales increase reflects the continued strong acceptance of our CD HORIZON® LEGACY™ family of products, and strong sales growth of the INFUSE Bone Graft for spinal fusion and acute tibia fractures.  ENT net sales for the three and nine months ended January 28, 2005 increased by 14% and 15%, respectively, compared to the same periods in the prior year.  Navigation net sales for the three and nine months ended January 28, 2005 increased by 52% and 21%, respectively, compared to the same periods in the prior year.  ENT net sales growth was led by increased acceptance of power and nerve monitoring systems, and Navigation net sales growth was driven by several large navigation system sales.

Looking ahead, we expect our Spinal, ENT, and Navigation operating segment to benefit from the following:

•                                          Continued market acceptance of the INFUSE Bone Graft for spinal fusion and acute tibia fractures.  Sales of the INFUSE product continue to accelerate with gains both inside and outside of the U.S. and continued acceptance of the product in acute tibia fractures.  INFUSE was approved for use in tibia fractures in late fiscal year 2004.

•                                          Steady acceptance of our expanding suite of Minimal Access Spine Technologies (MAST) products and minimally invasive surgical techniques.  During November 2004, we introduced the CATALYST Anterior Instrument Set, designed to enable surgeons to more accurately, and less invasively, place spinal implants from an anterior, or front, surgical approach.

•                                          Continued acceptance of the BRYAN® Cervical Disc System, Maverick™ Lumbar Artificial Disc and Prestige® Cervical Disc System outside the U.S.  Clinical trials for the three artificial discs remain on course in the U.S.

•                                          Continued acceptance of the NIM-Spine™ System neural integrity monitor. The NIM-Spine System is a surgeon-guided device for locating and identifying peripheral motor nerves during spinal surgery, and is designed to help predict and possibly prevent potential neurological injury. The NIM-Spine System was released in the U.S. during May 2004.

Neurological and Diabetes

Neurological and Diabetes products consist primarily of implantable neurostimulation devices, external and implantable drug administration systems, neurosurgery products, urology products, gastroenterology products, hydrocephalic shunts/drainage devices, surgical instruments, functional diagnostic equipment and medical systems for the treatment of diabetes. Neurological and Diabetes net sales for the three and nine months ended January 28, 2005 increased by $65 million and $141 million, or 16% and 12%, respectively, over the same periods of the prior year.  Foreign currency had a favorable impact on net sales during the three and nine months ended January 28, 2005 of approximately $10 million and $21 million, respectively, as compared to the same periods in the prior year.  Neurological net sales for the three and nine months ended January 28, 2005 increased by 15% and 11%, respectively, in comparison to the same periods in the prior year.  The increase in Neurological net sales primarily relates to the continued acceptance of Activa® Therapy for Parkinson’s disease and Essential Tremor, InterStim® Therapy for Urinary Control, and growth in the sales of our SynchroMed® II Implantable Drug Infusion Pump.  Diabetes net sales for the three and nine months ended January 28, 2005 increased by 19% and 15%, respectively, in comparison to the same periods in the prior year.  Net sales increases for the three and nine months ended January 28, 2005 primarily resulted from strong sales growth of disposable products, including our Quickset and Silhouette insulin infusion sets.

Looking ahead, we expect our Neurological and Diabetes operating segment to benefit from the following:

•              Continued acceptance of SynchroMed II Implantable Drug Infusion Pump. The SynchroMed II was released in Europe during April 2004 and fully released in the U.S. during late June 2004.

•              Continued acceptance of the Paradigm 515 and 715 external insulin pump systems, which offer secure patient access to the web-based Medtronic CareLink™ Therapy Management System for Diabetes.  Using the system’s Paradigm Link Blood Glucose Monitor, patients can upload data, including glucose values, carbohydrate intake and insulin dosing information to the system via the Internet from both the Paradigm Link monitor and Paradigm 515 or 715 insulin pumps.  This increased data and user-friendly format are designed to aid patients with daily self-management decisions.  The Paradigm 515 and 715 external insulin pump systems received U.S. FDA approval in late October 2004.

•              Continued acceptance of our Activa Therapy for the treatment of Parkinson’s disease and Essential Tremor.  During the second quarter of fiscal year 2005, CMS approved a New Tech Add-on Payment for Kinetra®, a neurostimulator that simplifies the delivery of Activa Therapy through a single device.

•              Anticipated worldwide launch of Restore™, our first fully rechargeable neurostimulation system for pain management that provides increased power without compromising device longevity.  We obtained CE Mark approval for Restore in February 2005 and we anticipate U.S. approval in the spring of calendar year 2005.

Vascular

Vascular products consist of coronary, endovascular, and peripheral stents and related delivery systems, stent graft systems, distal embolic protection systems and a broad line of balloon angioplasty catheters, guide catheters, guidewires, diagnostic catheters and accessories.  Vascular net sales for the three and nine months ended January 28, 2005 increased by $10 million and $19 million, or 5% and 3%, respectively, when compared to the same periods of the prior year.  Foreign currency had a favorable impact on net sales during the three and nine months ended January 28, 2005 of approximately $10 million and $21 million, respectively, as compared to the same periods in the prior year.  Coronary Vascular net sales during the three and nine months ended January 28, 2005 increased 2% and 1%, respectively, when compared to the same periods in the prior year.  The slight increases in Coronary Vascular sales are primarily due to the positive effects of a weaker U.S. dollar in comparison to the prior year.  In addition, strong sales of our Driver® Coronary Stent in Japan and Europe combined with strong worldwide growth in our ancillary coronary products, including the Sprinter® Semi-Compliant Balloon Dilatation Catheter for use in angioplasty procedures, offset the negative impact of not having a drug-eluting stent in the market.  The Sprinter was released in Europe, Japan, and the U.S. during February, April, and June 2004, respectively.  Endovascular net sales during the three and nine months ended January 28, 2005 increased 16% and 8%, respectively, in comparison to the same periods in the prior year.  The growth in Endovascular was led by strong net sales growth in the Talent™ Abdominal Aortic Aneurysm (AAA) Stent Graft outside the U.S., and solid growth of the AneuRx® AAA Stent Graft in the U.S.  Peripheral Vascular net sales during the three and nine months ended January 28, 2005 decreased 8% and increased 14%, respectively, in comparison to the same periods in the prior year.  Growth in our Peripheral Vascular business for the nine months ended January 28, 2005 benefited from solid sales of the Racer™ Biliary Stent System, a cobalt-alloy stent, which was approved for use in the U.S. during November 2003.  The Racer Biliary Stent is an over-the-wire, balloon expandable stent system that is designed to improve bile flow in ducts with severe blockage.

Looking ahead, we expect our Vascular operating segment to benefit from the following:

•              Our anticipated entry into the drug-eluting stent market.  The clinical trials for our Endeavor™ Drug-Eluting Coronary Stent system using Abbott Laboratories’ proprietary immunosuppression drug ABT-578 (a rapamycin analogue) paired with our highly successful Driver stent began in fiscal year 2003.  We reported final results for the one-year follow up data from our ENDEAVOR I clinical trial at the European Society of Cardiology meeting in Munich, Germany during August 2004, 30-day safety data from the ENDEAVOR II clinical trial at the Paris Course on Revascularization (PCR) in May 2004, and 8 and 9 month ENDEAVOR II clinical results at the American College of Cardiology meeting on March 6, 2005.  The 8 and 9 month clinical data in the 1,197 patient ENDEAVOR II trial demonstrated clinically and statistically significant improvement, compared to the Driver Coronary Stent, in all of the study’s endpoints.  We completed patient enrollment in the ENDEAVOR III clinical trial during September 2004.  In the beginning of the second quarter of fiscal year 2005, Medtronic announced its intention to conduct an additional trial, ENDEAVOR IV, to collect additional efficacy data on the performance of the Endeavor Drug-Eluting Stent and to support the FDA’s request for expanded safety data on the ABT-578 drug, a new molecular entity.  In December 2004 we received conditional Investigational Device Exemption (IDE) approval from the FDA to proceed with the ENDEAVOR IV clinical trial and will begin enrolling patients in the fourth quarter of fiscal year 2005. We expect to receive approval to commercially release the Endeavor Drug-Eluting Stent in Europe and many emerging markets in the spring of calendar year 2005, and assuming continued positive results from our clinical trials, we expect to receive U.S. regulatory approval by the first half of calendar year 2007.

•              Continued strong adoption of the Driver Coronary Stent in Japan and other markets outside of the U.S.

•              Continued acceptance of the Sprinter Semi-Compliant Balloon Dilatation Catheter.

•              Continued market penetration of the Talent AAA Stent Graft in the European market and growth of the AneuRx AAA Stent Graft following the release of the Xcelerant™ Delivery System.  The Xcelerant Delivery System was approved for use in the U.S. by the FDA in November 2004 and provides physicians with a smooth, controlled and more trackable delivery platform to implant the AneuRx AAA Stent Graft.

Cardiac Surgery

Cardiac Surgery products include positioning and stabilization systems for beating heart surgery, perfusion systems, products for the repair and replacement of heart valves, minimally invasive cardiac surgery products and surgical accessories.  Cardiac Surgery net sales for the three and nine months ended January 28, 2005 increased by $13 million and $41 million, respectively, or 9% in both periods, when compared to the same periods of the prior year.  Foreign currency had a favorable impact on net sales during the three and nine months ended January 28, 2005 of approximately $5 million and $11 million, respectively, when compared to the same periods in the prior year.  The increase in net sales for the three and nine months ended January 28, 2005 was driven by an increase of 15% and 14%, respectively, in net sales from Heart Valves, and 8% growth in each period from Perfusion Systems.  The increase in Heart Valves net sales reflects continued strong acceptance of our tissue valve line, which includes our latest generation tissue valves, the Mosaic® and Mosaic Ultra™, and the very successful reintroduction of our tissue valves into the Japanese market in the fourth quarter of fiscal year 2004. The growth in Perfusion Systems is a result of continued market share gains in this otherwise shrinking market.

Looking ahead, we expect our Cardiac Surgery operating segment to benefit from the following:

•              The full U.S. launch of our newest tissue valve, named the Mosaic Ultra, in the fourth quarter of fiscal year 2005.

•              Continued acceptance of the Octopus® family of tissue stabilizers used in beating heart bypass surgery.  In August 2004, we introduced two new versions of the Octopus tissue stabilizer, the Octopus NS (Non-Sternotomy) and the Octopus TE (Totally Endoscopic), which are used to facilitate closed-chest bypass surgery on coronary arteries without stopping the heart or splitting the breastbone.  Today, there are two minimally invasive approaches for coronary bypass and these recently released products now offer the surgeon the ability to stabilize the heart in either of these techniques.

•              Continued acceptance of our Cardioblate® BP Surgical Ablation System, which offers surgeons the unique ability to perform an irrigated surgical ablation procedure.

Costs and Expenses

The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended		Nine months ended
	January 28, 2005	January 23, 2004	January 28, 2005	January 23, 2004
Cost of products sold	23.9%	24.5%	23.9%	24.7%
Research and development expense	9.5	9.4	9.7	9.5
Selling, general and administrative expense	32.2	31.0	32.4	31.1
IPR&D	—	1.0	—	0.4
Special charges	1.0	—	0.3	(0.1)
Other expense, net	3.7	4.2	2.9	3.6
Interest income, net	(0.5)%	(0.2)	(0.3)	—

Cost of Products Sold

Cost of products sold as a percentage of net sales decreased by 0.6 and 0.8 percentage points, respectively, for the three and nine months ended January 28, 2005 over the same periods in the prior year, to 23.9% in each period.  The decrease in cost of goods as a percentage of net sales was due to favorable product mix, including strong margin gains in the Diabetes business and favorable foreign currency hedging impact in comparison to the prior year.

Research and Development

We are committed to developing technological enhancements and new indications for existing products, and less invasive and new technologies to address unmet medical needs.  Furthermore, we expect our development activities to help reduce patient care costs and the length of hospital stays in the future.  Consistent with prior periods, we have continued to invest heavily in the future by spending aggressively on research and development efforts, with research and development spending during the three and nine months ended January 28, 2005 representing 9.5% and 9.7% of net sales, respectively, or $241 million and $703 million, respectively.  For the three and nine months ended January 28, 2005 research and development spending increased 16% for both periods in comparison to the same periods in the prior year.

Selling, General and Administrative

Selling, general and administrative expense as a percentage of net sales increased by 1.2 and 1.3 percentage points for the three and nine months ended January 28, 2005, respectively, to 32.2% and 32.4%, respectively.  The increase as a percentage of net sales primarily relates to our continued investment in expanding our sales organization throughout the last nine months, and increased legal spending related to several active cases during the nine month period.  These increases were partially offset by continued cost control measures across all of our businesses.

Special and IPR&D Charges

Special and IPR&D charges taken during the three and nine months ended January 28, 2005 and January 23, 2004 were as follows:

	Three months ended		Nine months ended
(dollars in millions)	January 28, 2005	January 23, 2004	January 28, 2005	January 23, 2004
Special charges:
Restructuring change in estimate	$—	$—	$—	$(5)
Litigation charge	24	—	24	—
Total special charges	24	—	24	(5)
IPR&D	—	22	—	24
Total special and IPR&D charges, pre-tax	24	22	24	19
Less tax impact	(8)	—	(8)	2
Total special and IPR&D charges, after tax	$16	$22	$16	$21

We recorded a $24 million special charge for the three and nine months ended January 28, 2005 related to the DePuy/AcroMed legal judgment as discussed in the “Legal Proceedings” section above.

IPR&D charges of $22 million for the three months ended January 23, 2004 related to our acquisition of Vertelink.  Special and IPR&D charges for the nine months ended January 23, 2004 consisted of the Vertelink charge as noted previously, a reversal of $5 million related to the Vascular facility consolidation initiatives and a $2 million IPR&D charge related to our acquisition of TVI.  The $5 million change in estimate is a result of the following favorable outcomes in the execution of Vascular initiatives: a decrease of $2 million as a result of selling or utilizing existing assets which were previously identified for impairment; a decrease of $2 million related to subleasing a facility earlier than anticipated; and a decrease of $1 million in severance payments related to employees identified for elimination who found positions elsewhere in the Company.

Other Income/Expense

Other income/expense includes intellectual property amortization expense, royalty income and expense, realized minority investment gains and losses, realized foreign currency transaction and derivative gains and losses, and impairment charges.  Net other expense for the three months ended January 28, 2005 increased approximately $2 million, to $95 million, and for the nine months ended January 28, 2005, decreased approximately $17 million, to $212 million, compared to the same periods in the prior year.  The three month increase in net other expense was primarily a result of lost royalty income in the CRM business partially offset by decreased foreign currency hedging losses.  The nine month decrease in other expense is primarily a result of decreased foreign currency hedging losses partially offset by decreased royalty income in the CRM business.

Interest Income/Expense

For the three and nine months ended January 28, 2005, we generated net interest income of approximately $13 million and $24 million, respectively, as compared to net interest income of approximately $4 million and $1 million, respectively, for the same periods in the prior year.  The increased income in the current fiscal year as compared to the prior fiscal year is a result of increased levels of interest-bearing investments, higher interest rates and relatively fixed levels of debt in comparison to the prior year.

Income Taxes

	Three months ended		Nine months ended
(dollars in millions)	January 28, 2005	January 23, 2004	January 28, 2005	January 23, 2004
Provision for income taxes	$220	$194	$655	$592
Effective tax rate	28.8%	29.5%	28.9%	29.9%
Impact of special and IPR&D charges	0.2%	1.0%	0.1%	0.4%

Our effective tax rate for the three and nine months ended January 28, 2005 decreased by 0.7 percentage points and 1.0 percentage point, respectively, over the same periods of the prior year.  Although there are several factors that are affecting the change in effective tax rate between the current fiscal year and the prior fiscal year, the key driver is related to our nominal tax rate used to record tax expense related to normal operations.  Our nominal tax rate for fiscal year 2005 is currently set at 29.0%, which is a decrease from the fiscal year 2004 rate of 29.5% due to increased profits from our low taxed facilities in Switzerland, Ireland, and Puerto Rico.  However, our effective tax rate for the three and nine month periods ended January 28, 2005 and January 23, 2004 is a result of several different factors.  The effective tax rate for the three and nine months ended January 28, 2005 is a result of our nominal tax rate of 29.0% being reduced for the impact of the special charges recorded in the third quarter fiscal year 2005.  The effective tax rate for the three months ended January 23, 2004 is a result of reducing our nominal tax rate from 30.0% to 29.5% during the third fiscal quarter 2004, which created an effective tax rate of 28.5% before special charges, and the impact of the special charges recorded in the same period driving that rate up to 29.5%.  The effective tax rate for the nine months ended January 23, 2004 is the product our 29.5% nominal tax rate and the impact of the special charges recorded in the nine month period driving that rate up to 29.9%.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law by the President. The Act allows U.S. corporations a one-time deduction of 85 percent of certain “cash dividends” received from controlled foreign corporations.   The deduction is available to corporations during the tax year that includes October 22, 2004 or in the immediately subsequent tax year.  According to the Act, the amount of eligible dividends is limited to $500 million or the amount described as permanently reinvested earnings outside the U.S. in a company’s most recent audited financial statements filed with the SEC on or before June 30, 2003.  Based on these requirements, we have $934 million of cash held outside the U.S., which could be eligible for the special deduction in either fiscal year 2005 or 2006.  Due to the complexity of the repatriation provision, we are still evaluating the effects of the Act on our plan for repatriation of foreign earnings and the related impact to our tax provision.  It is anticipated that this evaluation will be completed by the end of our current fiscal year.  The range of possible amounts that we are currently considering eligible for repatriation is between zero and $934 million.  The related potential range of income tax is between zero and $65 million.

Liquidity and Capital Resources

(dollars in millions)	January 28, 2005	April 30, 2004
Working capital	$4,072	$1,072
Current ratio*	2.5:1.0	1.3:1.0
Cash, cash equivalents, and short-term investments	$2,930	$1,927
Long-term investments in debt securities**	1,227	1,218

Cash, cash equivalents, and short and long-term investments in debt securities	$4,157	$3,145
Short-term borrowings and long-term debt	$2,389	$2,359
Net cash position***	$1,768	$786

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

The increase in our working capital and current ratio since April 30, 2004 relates to the reclassification of $1,973 million of contingent convertible debentures from current liabilities to long-term liabilities in the second quarter of fiscal year 2005, as a result of the September 2004 put option date expiring (see further discussion regarding the terms of the contingent convertible debentures in the “Debt and Capital” section) as well as an increase in our net cash position since April 30, 2004, which primarily relates to cash generated from operations, partially offset by capital expenditures, dividends and share repurchases.

At January 28, 2005 and April 30, 2004, approximately $3,334 million and $2,197 million, respectively, of cash, cash equivalents, short-term and long-term investments in debt securities were held by our non-U.S. subsidiaries.  These funds are available for use by worldwide operations; however, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would be subject to U.S. tax (also see discussion of American Jobs Creation Act of 2004 in the “Income Taxes” section).

We believe our existing cash, cash equivalents, and investments, as well as our unused lines of credit of $2,090 million, if utilized, would satisfy our foreseeable working capital requirements for at least the next twelve months.

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

We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position or cash flows.  Presented below is a summary of contractual obligations and other minimum commercial commitments as of January 28, 2005.

	Maturity by Fiscal Year
	Total	2005	2006	2007	2008	2009	Thereafter
	(dollars in millions)

Contractual obligations related to off-balance sheet arrangements:
Foreign currency contracts(1)	$2,595	$1,195	$1,315	$85	$—	$—	$—
Operating leases	153	17	50	34	22	11	19
Inventory purchases(2)	368	73	177	62	49	3	4
Commitments to fund minority investments(3)	272	37	113	90	1	16	15
Other(4)	248	47	81	35	25	22	38
Total	$3,636	$1,369	$1,736	$306	$97	$52	$76

Contractual obligations reflected in the balance sheet:
Long-term debt, excluding capital leases(5)	$1,973	$—	$1,973	$—	$—	$—	$—
Capital leases	3	—	1	1	1	—	—
Other(6)	73	41	17	14	1	—	—
Total	$2,049	$41	$1,991	$15	$2	$—	$—

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

(4)           These obligations include commitments to replace our existing legacy enterprise resource systems and certain research and development arrangements.

(5)           Long-term debt includes $1,973 million related to our contingent convertible debentures. These debentures were classified in long-term debt as of January 28, 2005.  The holders will not have the option to require us to repurchase the outstanding securities (referred to as a put feature) until September 2006 or at the point our stock price reaches 110% of the conversion price for 20 trading days during a consecutive 30 trading day period.

(6)           These obligations include a financing arrangement associated with our fiscal year 2002 Kobayashi Pharmaceutical Co. acquisition, various minimum royalty payments, and certain research and development arrangements.

Debt and Capital

Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percent of total interest-bearing debt and equity was 19% and 21% at January 28, 2005 and April 30, 2004, respectively.

In October 2003, our Board of Directors authorized the repurchase of up to 30 million shares of our common stock.  Shares will be repurchased from time to time to offset the dilutive impact of our stock-based compensation programs and to take advantage of favorable market conditions.  During the three and nine months ended January 28, 2005, we repurchased approximately 5.5 million and 10.5 million shares at an average price of $48.31 and $48.77, respectively.  We have approximately 15.6 million shares remaining under current buyback authorizations approved by the Board of Directors in October 2003.

In September 2001, we completed a $2,013 million private placement of 1.25 percent Contingent Convertible Debentures due September 2021 (Old Debentures). Interest is payable semi-annually and accrues at 1.25% per annum.  Each Old Debenture is convertible into shares of our common stock at an initial conversion price of $61.81 per share; however, the shares are not convertible until the closing price of our common stock reaches 110% of the conversion price for 20 trading days during a consecutive 30 trading day period.  The conversion price of the Old Debentures will be adjusted based on the occurrence of specified events, including a stock split, stock dividend, or cash dividend exceeding 15% of our market capitalization.

In September 2002 and 2004, as a result of certain holders of the Old Debentures exercising their put options, we repurchased $39 million, or 1.9%, and $0.6 million, or 0.03%, respectively, of the Old Debentures for cash.  We may be required to repurchase the remaining securities at the option of the holders in September 2006, 2008, 2011 or 2016.  Twelve months prior to the put options becoming exercisable, the remaining balance of the contingent convertible debentures will be classified as short-term borrowings.  At each balance sheet date without a put option within the subsequent four quarters, the remaining balance will be classified as long-term debt.  For put options exercised by the holders, the purchase price is equal to the principal amount of the Old Debentures plus any accrued and unpaid interest on the Old Debentures to the repurchase date.  If the repurchase option is exercised, we may elect to repurchase the Old Debentures with cash, our common stock, or some combination thereof.  We may elect to redeem the Old Debentures for cash at any time after September 2006.

On January 24, 2005, we completed an exchange offer on our contingent convertible debentures, whereby holders of approximately 97.7% of the total principal amount of our Old Debentures exchanged their existing securities for an equal principal amount of 1.25 percent Contingent Convertible Debentures, Series B due 2021 (New Debentures), and an exchange fee of $2.50 per $1,000 principal amount.  The terms of the New Debentures are consistent with the terms of the Old Debentures noted above, except that: (i) upon conversion, we will pay holders cash equal to the lesser of the principal amount of the New Debentures or their conversion value, and shares of our common stock to the extent the conversion value exceeds the principal amount; and (ii) the New Debentures will require us to pay only cash (in lieu of shares of our common stock or a combination of cash and shares of our common stock) when we repurchase the New Debentures at the option of the holder or in connection with a change of control.   Following the completion of the exchange offer, approximately $45 million aggregate principal amount of Old Debentures and $1,928 million aggregate principal amount of New Debentures remain outstanding.  The fee paid to the holders of the New Debentures was capitalized and will be amortized over the twenty month period ending in September 2006.

We currently maintain a $2,250 million commercial paper program. This program allows us to issue debt securities with maturities up to 364 days from the date of issuance. While the program size is $2,250 million, Moody’s Investors Service currently limits our commercial paper outstanding at any one time to no more than the amount of our syndicated credit facilities, which is currently at $1,750 million.  At January 28, 2005 and April 30, 2004, outstanding commercial paper totaled $250 million.  During the three and nine months ended January 28, 2005, the weighted average annual original maturity of the commercial paper outstanding was approximately 20 days and 26 days, respectively, and the weighted average annual interest rate was 2.14% and 1.62%, respectively.

In connection with the issuance of the contingent convertible debentures and commercial paper, Standard and Poor’s Rating Group and Moody’s Investors Service issued us strong long-term debt ratings of AA- and A1, respectively, and strong short-term debt ratings of A-1+ and P-1, respectively. These ratings remain unchanged and rank us in the top 10% of all U.S. companies rated by these agencies.

We have existing lines of credit of approximately $2,490 million with various banks, of which approximately $2,090 million was available at January 28, 2005.  The existing lines of credit include two syndicated credit facilities totaling $1,750 million with various banks.  The two credit facilities consist of a five-year $1,000 million facility, signed on January 20, 2005, which will expire on January 20, 2010, and a five-year $750 million facility, signed on January 24, 2002, which will expire on January 24, 2007.  The five-year $1,000 million facility replaces the 364-day $500 million facility we previously maintained that expired on January 24, 2005.  This $1,000 million facility provides us with the ability to increase the capacity of the facility by an additional $250 million at any time during the life of the five-year term of the agreement.  The credit facilities provide backup funding for the commercial paper program and may also be used for general corporate purposes.

Interest rates on these borrowings are determined by a pricing matrix, based on our long-term debt ratings assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. Facility fees are payable on the credit facilities and determined in the same manner as the interest rates. Under terms of the agreements, our consolidated tangible net worth must at all times be greater than or equal to $1,040 million, increased by an amount equal to 100% of the net cash proceeds from any equity offering occurring after January 24, 2002. Our consolidated tangible net worth, defined as consolidated assets less goodwill, intangible assets (other than patents, trademarks, licenses, copyrights and other intellectual property, and prepaid assets), and consolidated liabilities, at January 28, 2005 and April 30, 2004 was approximately $5,799 million and $4,692 million, respectively.  The agreements also contain other customary covenants and events of default, all of which we remain in compliance with as of January 28, 2005.

Operations Outside of the United States

The following chart illustrates U.S. net sales versus net sales outside the U.S. for the three and nine month periods ended January 28, 2005 and January 23, 2004:

Net Sales Three Months Ended (in millions)	Net Sales Nine Months Ended (in millions)

For the three and nine month periods ended January 28, 2005, consolidated net sales outside the U.S. grew slightly faster than U.S. consolidated net sales primarily as a result of the favorable impact of foreign currency translation and increases experienced in our Vascular operating segment.  Coronary Vascular continues to experience increased growth outside of the U.S., in contrast with the decline in U.S. sales after the release of several competitors’ drug-eluting stents.  The increase in Coronary Vascular sales outside the U.S. relates to strong demand for our Driver and Micro-Driver™ coronary stents, and strong acceptance of our Sprinter Semi-Compliant Balloon Dilatation Catheter.

Net sales outside the U.S. are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. Outstanding receivables from customers outside the U.S. totaled $1,038 million at January 28, 2005, or 43.7%, of total outstanding accounts receivable, and $920 million at April 30, 2004, or 43.0%, of total outstanding accounts receivable.  Operations outside the U.S. could be negatively impacted by changes in political, labor or economic conditions, changes in regulatory requirements or potentially adverse foreign tax consequences, among other factors.

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

We had foreign exchange derivative contracts outstanding in notional amounts of $2,595 million and $2,421 million at January 28, 2005 and April 30, 2004, respectively.  The fair value of these contracts at January 28, 2005 was $157 million less than the original contract value. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at January 28, 2005 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10% against all currencies, the fair value of these contracts would increase/decrease by approximately $244 million.  Any gains and losses on the fair value of the derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

We are also exposed to interest rate changes affecting principally our investments in interest rate sensitive instruments. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10% change in short-term interest rates compared to interest rates at January 28, 2005 indicates that the fair value of these instruments would change by approximately $6 million.

We have entered into an agreement that expires in fiscal year 2006, to sell, at our discretion, specific pools of trade receivables in Japan.  During the nine months ended January 28, 2005 and January 23, 2004, we had sold approximately $138 million and $148 million, respectively, of our trade receivables in Japan to financial institutions.  The discount cost related to the sales was insignificant and recorded in interest income in the accompanying condensed statements of consolidated earnings. Additionally, in March 2004, we entered into an agreement to sell specific pools of receivables in Italy amounting to $33.9 million for proceeds of approximately $33.7 million.  In July 2004, we collected the proceeds and recorded the discount in interest income in the accompanying condensed statements of consolidated earnings.

In the third quarter of fiscal year 2004, we began lending certain fixed income securities to enhance our investment income.  These lending activities are collateralized at an average rate of 102%, with the collateral determined based on the underlying securities and creditworthiness of the borrowers.  The value of the securities on loan at January 28, 2005 and April 30, 2004 was $313 million and $275 million, respectively.

Item 4. Controls and Procedures

(a)  As of January 28, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on the evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic Securities and Exchange Commission filings.

(b) During the fiscal quarter ended January 28, 2005, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

A discussion of the Company’s policies with respect to legal proceedings is discussed in management’s discussion and analysis and our legal proceedings and other loss contingencies are described in Note 16 of the condensed consolidated financial statements.  The description of our legal proceedings in Note 16 of the condensed consolidated  financial statements to this filing is incorporated herein by reference.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table provides information about the shares repurchased by Medtronic during the third quarter of fiscal year 2005:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
10/30/04 – 11/26/04	2,277,200	$48.24	2,277,200	18,822,877
11/27/04 – 12/31/04	3,172,600	48.33	3,172,600	15,650,277
01/01/05 – 01/28/05	44,900	49.76	44,900	15,605,377

Total	5,494,700	$48.31	5,494,700	15,605,377

(1) In October 2003 our Board of Directors authorized the repurchase of 30 million shares.  We purchased these shares pursuant to repurchase programs publicly announced on November 12, 2003.

Item 6. Exhibits

4.1           Credit Agreement ($1,000,000,000 Five Year Revolving Credit Facility) dated as of January 20, 2005, among Medtronic, Inc. as borrower, certain of its subsidiaries as guarantors, Citicorp USA, Inc. as administrative agent, Bank of America, N.A. as syndication agent and Citigroup Global Markets, Inc. and Banc of America Securities LLC, as joint lead arrangers and joint book managers

10.1         Form of Non-Qualified Stock Option Agreement (four year vesting).

10.2         Form of Non-Qualified Stock Option Agreement (immediate vesting).

10.3         Form of Restricted Stock Award Agreement.

12.1         Computation of Ratio of Earnings to Fixed Charges.

31.1         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BRYAN® TCD Instruments, and INFUSE® used with LT CAGE®, INTERFIX™ or INTERFIX™ RP devices incorporate technology developed by Gary K. Michelson, M.D.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medtronic, Inc.
(Registrant)

Date: March 7, 2005	/s/ Arthur D. Collins, Jr
Arthur D. Collins, Jr.
Chairman of the Board and Chief Executive Officer

Date: March 7, 2005	/s/ Robert L. Ryan
Robert L. Ryan
Senior Vice President and Chief Financial Officer