Form 10-Q
period 2005-07-29
MEDTRONIC INC
filed 2005-09-01
CIK 64670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 29, 2005

Commission File Number 1-7707

MEDTRONIC, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0793183
(State of incorporation)	(I.R.S. Employer
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Shares of common stock, $.10 par value, outstanding on August 26, 2005: 1,211,067,423

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended
	July 29, 2005	July 30, 2004
	(in millions, except per share data)

Net sales	$2,690.4	$2,346.1

Costs and expenses:
Cost of products sold	653.8	550.3
Research and development expense	263.2	229.7
Selling, general and administrative expense	882.4	769.7
Purchased in-process research and development (IPR&D)	363.8	—
Other expense, net	51.0	54.6
Interest income, net	(15.4)	(4.3)

Total costs and expenses	2,198.8	1,600.0

Earnings before income taxes	491.6	746.1

Provision for income taxes	171.0	216.4

Net earnings	$320.6	$529.7

Earnings per share:

Basic	$0.26	$0.44

Diluted	$0.26	$0.43

Weighted average shares outstanding:

Basic	1,210.5	1,209.0
Diluted	1,222.6	1,220.9

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 29, 2005	April 29, 2005
	(dollars in millions, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$1,589.6	$2,232.2
Short-term investments	1,570.6	1,159.4
Accounts receivable, less allowances of $177.4 and $174.9, respectively	2,259.8	2,292.7
Inventories	1,046.4	981.4
Deferred tax assets, net	128.6	385.6
Prepaid expenses and other current assets	539.1	370.2

Total current assets	7,134.1	7,421.5

Property, plant and equipment	3,615.6	3,628.6
Accumulated depreciation	(1,765.8)	(1,769.3)

Net property, plant and equipment	1,849.8	1,859.3

Goodwill	4,322.4	4,281.2
Other intangible assets, net	1,654.4	1,018.0
Long-term investments	1,481.1	1,565.7
Other assets	475.5	471.7

Total assets	$16,917.3	$16,617.4

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$1,459.2	$478.6
Accounts payable	343.7	371.8
Accrued compensation	472.5	542.2
Accrued income taxes	865.8	923.3
Other accrued expenses	461.3	1,064.1

Total current liabilities	3,602.5	3,380.0

Long-term debt	1,973.0	1,973.2
Deferred tax liabilities, net	392.3	478.1
Long-term accrued compensation	163.9	157.9
Other long-term liabilities	204.8	178.7

Total liabilities	6,336.5	6,167.9

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock — par value $1.00	—	—
Common stock — par value $0.10	120.9	121.0
Retained earnings	10,307.2	10,178.5
Accumulated other non-owner changes in equity	152.7	150.0

Total shareholders’ equity	10,580.8	10,449.5

Total liabilities and shareholders’ equity	$16,917.3	$16,617.4

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three months ended
	July 29, 2005	July 30, 2004
	(dollars in millions)
OPERATING ACTIVITIES:
Net earnings	$320.6	$529.7
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	127.6	110.1
Purchased in-process research and development	363.8	—
Provision for doubtful accounts	5.6	3.2
Deferred income taxes	166.5	(7.3)
Change in operating assets and liabilities:
Accounts receivable	(27.6)	10.2
Inventories	(115.4)	(49.2)
Accounts payable and accrued liabilities	(717.5)	50.6
Changes in other operating assets and liabilities	(137.5)	13.8

Net cash (used in) provided by operating activities	(13.9)	661.1

INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(227.3)	—
Purchases of intellectual property	(793.4)	—
Additions to property, plant and equipment	(102.4)	(88.9)
Purchases of marketable securities	(600.9)	(121.7)
Sales and maturities of marketable securities	236.5	288.7
Other investing activities, net	8.9	6.1

Net cash (used in) provided by investing activities	(1,478.6)	84.2

FINANCING ACTIVITIES:
Increase (decrease) in short-term borrowings, net	981.4	(6.0)
Increase (decrease) in long-term debt, net	(0.1)	0.5
Dividends to shareholders	(116.5)	(101.2)
Issuance of common stock	125.0	42.5
Repurchase of common stock	(228.5)	(118.1)

Net cash provided by (used in) financing activities	761.3	(182.3)

Effect of exchange rate changes on cash and cash equivalents	88.6	(5.8)

Net change in cash and cash equivalents	(642.6)	557.2

Cash and cash equivalents at beginning of period	2,232.2	1,593.7

Cash and cash equivalents at end of period	$1,589.6	$2,150.9

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$59.2	$58.6
Interest	15.1	6.1
Supplemental Noncash Investing Activities:
Deferred payments for purchases of intellectual property	$30.0	$—

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the U.S. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Medtronic, Inc. and its subsidiaries (Medtronic or the Company) for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 29, 2005.

Note 2 — Stock-Based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method as prescribed under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, the Company would record compensation expense if the quoted market price on the date of grant exceeds the exercise price. Compensation expense for stock options and other equity based awards is calculated as the number of options or shares granted multiplied by the amount the market price exceeds the exercise price. For options or shares with a vesting period, the expense is recognized over the vesting period. Compensation expense is recognized immediately for options or shares that are fully vested on the date of grant. Performance shares are expensed over the performance period based on the probability of achieving the performance objectives. The Company has not recognized any stock option related employee compensation expense during the three months ended July 29, 2005 or July 30, 2004.

If the Company had elected to recognize compensation expense for its employee stock-based compensation plans based on the fair values at the grant dates, consistent with the methodology prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” net earnings and earnings per share would have been reported as follows (dollars in millions, except per share amounts):

	Three months ended
	July 29, 2005	July 30, 2004
Net earnings as reported	$320.6	$529.7
Add: Stock-based compensation expense included in reported net earnings(1)	3.2	3.0
Deduct: Stock-based compensation expense determined under fair value method
for all awards(1)	(35.4)	(36.6)

Pro forma	$288.4	$496.1

Basic Earnings Per Share
As reported	$0.26	$0.44
Pro forma	0.24	0.41
Diluted Earnings Per Share
As reported	$0.26	$0.43
Pro forma	0.24	0.41
_________________
(1)	Compensation cost under the fair value method is net of related tax effects.

        Most of the Company’s stock option awards provide for immediate vesting upon retirement, death or disability of the participant. The Company has traditionally accounted for the pro forma compensation expense related to stock-based awards made to retirement eligible individuals using the nominal vesting period of the grant. The nominal vesting approach requires recognition of the compensation expense over the vesting period except in the instance of the participant’s actual retirement. The Financial Accounting Standards Board (FASB) clarified the accounting for stock-based awards made to retirement eligible individuals with the issuance of SFAS No. 123(R), “Share Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) explicitly provides that the vesting period for a grant made to a retirement eligible employee is considered non-substantive and should be ignored when determining the period over which the award should be expensed. Upon adoption of SFAS No. 123(R) in the first quarter of fiscal year 2007, the Company will be required to expense stock-based awards over the period between grant date and retirement eligibility or immediately if the employee is retirement eligible at the date of grant. If the Company had historically accounted for stock-based awards made to retirement eligible individuals under the requirements of SFAS No. 123(R), the pro forma expense disclosed above would have been decreased by $4.0 million and $6.1 million for the three months ended July 29, 2005 and July 30, 2004, respectively.

Note 3 — New Accounting Pronouncements

In November 2003 and March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus reached requires companies to apply new guidance for evaluating whether an investment is other-than-temporarily impaired and also requires quantitative and qualitative disclosure of debt and equity securities, classified as available-for-sale or held-to-maturity, that are determined to be only temporarily impaired at the balance sheet date. The Company incorporated the required disclosures as required in the fourth quarter of fiscal years 2004 and 2005, respectively. In September 2004, the adoption date of the consensus was indefinitely delayed as it relates to the measurement and recognition of impairment losses for all securities within the scope of Issue No. 03-1, but the disclosures remain effective. The FASB has since issued a draft FASB Staff Position (FSP) which addresses the implementation issues inherent in Issue No. 03-1. This FSP, renamed FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” replaces the measurement and recognition guidance set forth in Issue No. 03-1 and codifies certain existing guidance on impairment. The final FSP FAS 115-1 is expected to be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Adoption of the soon to be issued FSP FAS 115-1 is not expected to have a material impact on the Company’s consolidated earnings, financial position or cash flows.

In September 2004, the EITF reached a consensus on Issue No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” Issue No. 04-10 clarifies the criteria for aggregating an operating segment that does not meet all of the aggregation criteria in paragraph 17 of SFAS No. 131, but which also falls below the quantitative criteria that would dictate that the segment be reported separately. The consensus reached would enable an entity to aggregate two or more segments that have similar economic characteristics and share a majority of the aggregation criteria in paragraph 17 of SFAS No. 131. Although Issue No. 04-10 was to be effective immediately, in November 2004 the EITF delayed the implementation of this issue in order to have its effective date coincide with the proposed FSP, FAS No. 131-a, which clarifies the meaning of “similar economic characteristics.” Issue No. 04-10 is to be applied by retroactive restatement of previous periods, but the required adoption date is not yet specified. Adoption of Issue No. 04-10 is not expected to have an impact on the Company’s segment presentation.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment.” This Statement is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123(R) requires the recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the required service period. In April 2005, the Securities and Exchange Commission (SEC) issued release No. 33-8568 which delayed the implementation of SFAS 123(R). The Statement is now effective for the Company beginning in the first quarter of fiscal year 2007.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized prospectively for both new grants issued subsequent to the date of adoption, and all unvested awards outstanding at the date of adoption. Expense for the outstanding awards must be based on the valuation determined for the pro forma disclosures under SFAS No. 123. (2) A “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate all prior periods presented based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. The Company is currently in the process of evaluating the two methods and has not yet determined which method it will use.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method under APB Opinion No. 25 and, as such, generally recognizes no compensation expense for employee stock options. Accordingly, the adoption of the fair value method under SFAS No. 123(R) will have a significant impact on the Company’s consolidated earnings, although it will have no impact on the Company’s financial position or cash flows. The Company believes the pro forma disclosure in Note 2, “Stock-based Compensation,” provides an appropriate short-term indicator of the level of expense that will be recognized in accordance with SFAS No. 123(R). However, the total expense recorded in future periods will depend on several variables, including the number of share-based awards granted, the number of grants that ultimately vest, and the fair value assigned to those awards.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN No. 47). This Interpretation clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and requires a liability to be recorded for a conditional obligation if the fair value of the obligation can be reasonably estimated. FIN No. 47 maintains the notion of a liability being recognized when a legal obligation exists, but clarifies the timing of accrual recognition. This Interpretation is effective for the Company beginning in fiscal year 2007. Adoption is not expected to have a material impact on the Company’s consolidated earnings, financial position or cash flows.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154), a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes.” SFAS No. 154 changes the requirements related to accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and changes required by a new accounting pronouncement, in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle versus the previous guidance which allowed the recording of the impact of an accounting change in the current period’s net income as a cumulative effect adjustment. The Statement is effective for the Company beginning in fiscal year 2007. Adoption is not expected to have a material impact on the Company’s consolidated earnings, financial position or cash flows.

In June 2005, the EITF reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” The consensus requires leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease to be amortized over the lesser of the useful life of the asset or the lease term that includes renewals that are reasonably assured at the date of the business combination or purchase. Issue No. 05-6 was effective for leasehold improvements purchased or acquired in periods beginning after June 29, 2005. Adoption of Issue No. 05-6 did not have a material impact on the Company’s consolidated earnings, financial position or cash flows.

Note 4 — Acquisitions

In the first quarter of fiscal year 2006, the Company acquired all of the outstanding stock of Transneuronix, Inc. (TNI), a privately held company. Prior to the acquisition, the Company had an equity investment in TNI, which was accounted for under the cost method of accounting. TNI focused on the treatment of obesity by stimulation of the stomach with an Implantable Gastric Stimulator (IGS™), known as a Transcend™ device. This strategic acquisition is expected to complement the Company’s formation of a new business unit, Obesity Management and the Company’s strategy to deliver therapeutic solutions for the worldwide challenges of obesity. Obesity Management is part of the Neurological and Diabetes operating segment.

The consideration for TNI was approximately $268.7 million. The $268.7 million in consideration includes $227.3 million in cash paid plus the Company’s prior investment in TNI and TNI’s existing cash balance. The purchase price is subject to increases which would be triggered by the achievement of certain milestones.

In connection with the acquisition of TNI, the Company acquired $54.6 million of intangible assets of which $54.4 million are technology-based intangible assets that have an estimated useful life of 15 years and $168.7 million of IPR&D that was expensed on the date of acquisition. Goodwill of $50.5 million related to the acquisition was assigned entirely to the Neurological and Diabetes operating segment. This goodwill is not deductible for tax purposes.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed (dollars in millions):

Current assets	$13.6
Other intangible assets	54.6
IPR&D	168.7
Goodwill	50.5

Total assets acquired	287.4

Current liabilities	14.1
Deferred tax liability—long term	4.6

Total liabilities assumed	18.7

Net assets acquired	$268.7

The pro forma impact of TNI was not significant to the results of the Company for the three months ended July 29, 2005. The results of operations related to TNI have been included in the Company’s condensed consolidated statements of earnings since the date of the acquisition.

In the first quarter of fiscal year 2006, the Company acquired substantially all of the spine-related intellectual property and related contracts, rights, and tangible materials owned by Gary Michelson, M.D. and Karlin Technology, Inc. (Michelson) and settled all outstanding litigation and disputes between Michelson and the Company. The acquired patents pertain to novel spinal technology and techniques that have both current application and the potential for future patentable commercial products. The agreement requires total consideration of $1,350.0 million for the purchase of a portfolio of more than 100 issued U.S. patents, over 110 pending U.S. patent applications and numerous foreign counterparts to these patents and the settlement of all ongoing litigation. A value of $550.0 million was assigned to the settlement of past damages between the parties and was recorded as an expense in the fourth quarter of fiscal year 2005. The remaining consideration, including direct acquisition costs, was allocated between $627.5 million of acquired technology based intangible assets that have a useful life of 17 years and $175.1 million of IPR&D that was expensed on the date of acquisition. As of July 29, 2005, the Company has paid $1,320.0 million and has committed to three future installments of $10.0 million to be paid in May 2006, 2007, and 2008.

There were no acquisitions in the three months ended July 30, 2004.

Contingent Consideration

Certain of the Company’s business combinations involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. While it is not certain if and/or when these payments will be made, the Company has developed an estimate of the potential contingent consideration for each of its acquisitions with an outstanding potential obligation. At July 29, 2005, the estimated potential amount of future contingent consideration that the Company is expected to make associated with all business combinations is approximately $480.0 million. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal year 2006 to 2014 in order for the consideration to be paid.

Note 5 — IPR&D Charges

IPR&D charges result from unique facts and circumstances that may or may not recur with similar materiality or impact on continuing operations.

During the first quarter of fiscal year 2006, the Company acquired TNI. At the date of the acquisition, $168.7 million of the purchase price was expensed as IPR&D related to a product being developed for the treatment of obesity by stimulation of the stomach, that had not yet reached technological feasibility and had no future alternative use. The technology is expected to be adapted for use in therapeutic treatments for obesity. The acquisition of TNI is expected to further enhance the strategic initiative of Medtronic’s Obesity Management business that focuses on delivering therapeutic solutions for the treatment of obesity. The Company expects to incur costs totaling $3.0 million in fiscal year 2006 and $3.0 million in fiscal year 2007 to bring these products to commercialization in the U.S. These costs will be funded by internally generated cash flows.

During the first quarter of fiscal year 2006, the Company acquired substantially all of the spine-related intellectual property and related contracts, rights, and tangible materials owned by Michelson. The patent portfolio consists of more than 100 issued U.S. patents, over 110 pending U.S. patent applications and numerous foreign counterparts to these patents. At the date of acquisition, $175.1 million of the purchase price was expensed as IPR&D related to spinal technology based devices that had not yet reached technological feasibility and which had no future alternative use. The patents pertain to novel spinal technology and techniques that have the potential for future patentable commercial products in the area of spinal surgery.

In the first quarter of fiscal year 2006, the Company also entered into a royalty bearing, non-exclusive patent cross-licensing agreement with NeuroPace, Inc. Under the terms of the agreement, the two companies cross-licensed patents and patent applications of neurological technology related to direct electrical stimulation or monitoring of the brain. On the date of the agreement, $20.0 million was expensed as IPR&D related to the licensed technology since technological feasibility of the project has not yet been reached and had no future alternative use. This licensed technology is expected to enhance the Company’s ability to further develop and expand its therapies for neurological disorders.

There were no IPR&D charges in the three months ended July 30, 2004.

Note 6 — Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows (dollars in millions):

	July 29, 2005	April 29, 2005
Finished goods	$661.6	$606.9
Work in process	140.9	148.0
Raw materials	243.9	226.5

Total	$1,046.4	$981.4

Note 7 — Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended July 29, 2005 are as follows (dollars in millions):

July 29, 2005

Balance April 29, 2005	$4,281.2
Goodwill as a result of acquisitions	50.5
Currency adjustment, net	(9.3)

Balance July 29, 2005	$4,322.4

Intangible assets excluding goodwill as of July 29, 2005 and April 29, 2005 are as follows (dollars in millions):

	Purchased Technology and Patents	Trademarks and Tradenames	Other	Total
As of July 29, 2005:
Amortizable intangible assets:
Original cost	$1,711.1	$264.7	$240.8	$2,216.6
Accumulated amortization	(344.6)	(103.6)	(114.0)	(562.2)

Carrying value	$1,366.5	$161.1	$126.8	$1,654.4

As of April 29, 2005:
Amortizable intangible assets:
Original cost	$1,030.6	$264.7	$247.6	$1,542.9
Accumulated amortization	(319.2)	(97.1)	(108.6)	(524.9)

Carrying value	$711.4	$167.6	$139.0	$1,018.0

Amortization expense for the three months ended July 29, 2005 and July 30, 2004 was approximately $41.2 million and $30.0 million, respectively.

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

Changes in the Company’s product warranties during the three months ended July 29, 2005 and July 30, 2004 consisted of the following (dollars in millions):

	Three Months Ended

	July 29, 2005	July 30, 2004
Balance at the beginning of the period	$42.9	$35.5
Warranties issued during the period	17.6	3.5
Settlements made during the period	(16.8)	(5.0)

Balance at the end of the period	$43.7	$34.0

Note 9 — Comprehensive Income and Accumulated Other Non-Owner Changes in Equity

In addition to net earnings, comprehensive income includes changes in foreign currency translation adjustments (including the change in current exchange rates, or spot rates, of net investment hedges), unrealized gains and losses on foreign exchange derivative contracts qualifying and designated as cash flow hedges, minimum pension liabilities, and unrealized gains and losses on available-for-sale marketable securities. Comprehensive income for the three months ended July 29, 2005 and July 30, 2004 was $323.3 million and $543.3 million, respectively.

Presented below is a summary of activity for each component of accumulated other non-owner changes in equity (dollars in millions):

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Foreign Exchange Derivatives	Minimum Pension Liability	Unrealized Gain (Loss) on Investments	Accumulated Other Non-Owner Changes in Equity
Balance April 29, 2005	$190.9	$(10.8)	$(15.4)	$(14.7)	$150.0
Period Change	(45.6)	48.4	0.8	(0.9)	2.7

Balance July 29, 2005	$145.3	$37.6	$(14.6)	$(15.6)	$152.7

Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to our non-U.S. subsidiaries, which are considered permanent in nature. The tax expense on the unrealized gain on derivatives was $26.5 million for the three months ended July 29, 2005. The tax impact on the minimum pension liability and unrealized loss on investments was not material for the three months ended July 29, 2005.

Note 10 — Retirement Benefit Plans

The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), defined contribution savings plans, post-retirement medical plans (post-retirement benefits), and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the pension and post-retirement medical plans include the following components as of July 29, 2005 and July 30, 2004 (dollars in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Three months ended		Three months ended		Three months ended
	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004
Service cost	$12.9	$11.8	$6.1	$3.3	$2.7	$3.0
Interest cost	9.7	8.5	2.8	2.2	2.5	2.6
Expected return on plan assets	(16.1)	(13.3)	(2.6)	(2.0)	(1.9)	(1.5)
Amortization of prior service
cost	3.3	2.8	0.8	0.5	0.9	1.2
Curtailment charges	2.3	—	—	—	0.7	—

Net periodic benefit cost	$12.1	$9.8	$7.1	$4.0	$4.9	$5.3

In response to numerous external factors, including rising medical benefit costs and evolving workforce demographics, the Company completed an extensive study to realign its portfolio of employee benefits. As a result of this study, the Company ceased contributions to the Employee Stock Ownership Plan at the end of fiscal year 2005 and made certain modifications to the U.S. pension and post-retirement plan benefits. Effective May 1, 2005, the Company implemented an additional defined benefit pension plan and a new defined contribution pension plan, respectively: the Personal Pension Account (PPA) and the Personal Investment Account (PIA). Participants in the PPA will receive an annual allocation of their salary and bonus on which they will receive an annual guaranteed rate of return which is based on the 10-year Treasury bond rate. Participants in the PIA also receive an annual allocation of their salary and bonus, however they are allowed to determine how to invest their funds among identified fund alternatives. The cost associated with the PPA is included in the U.S. Pension Benefits table above and the defined benefit cost associated with the PIA was approximately $3.0 million for the three months ended July 29, 2005.

Note 11 — Interest (Income)/Expense

Interest income and interest expense for the three months ended July 29, 2005 and July 30, 2004 were as follows (dollars in millions):

	Three months ended
	July 29, 2005	July 30, 2004
Interest income	$(36.8)	$(16.9)
Interest expense	21.4	12.6

Interest income, net	$(15.4)	$(4.3)

Note 12 — Income Taxes

On October 22, 2004, the American Jobs Creation Act of 2004 (Jobs Creation Act) was signed into U.S. law. The Jobs Creation Act allows U.S. corporations a one-time deduction of 85 percent of certain “cash dividends” received from controlled foreign corporations. In the fourth quarter of fiscal year 2005, the Company recorded a deferred tax liability of $48.5 million based on its intention to repatriate $933.7 million. The Company expects to repatriate the funds in the fourth quarter of fiscal year 2006.

Note 13 — Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan (ESPP). As a result of the adoption of EITF 04-8 “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” the computation of diluted earnings per share for the three months ended July 29, 2005 also includes approximately 700,000 shares of common stock related to the Company’s 1.25 percent Contingent Convertible Debentures (Old Debentures). As required, diluted shares outstanding for the three months ended July 30, 2004 were also restated to include these shares. However, the inclusion of the shares issuable upon conversion of the Old Debentures did not impact diluted earnings per share as previously reported. Because the principal value of the 1.25 percent Contingent Convertible Debentures, Series B (New Debentures) is settled only in cash, the potentially dilutive common shares related to the New Debentures would only be included in the diluted earnings per share calculation at such time in the future when the Company’s stock price rises above the conversion price. The dilutive impact would be equal to the number of shares needed to satisfy the “in-the-money” value of the New Debentures, assuming conversion.

The table below sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	July 29, 2005	July 30, 2004
Numerator:
Net earnings	$320.6	$529.7
Denominator:
Basic – weighted average shares outstanding	1,210.5	1,209.0
Effect of dilutive securities:
Employee stock options	9.7	9.8
Shares issuable upon conversion of Old Debentures	0.7	0.7
Other	1.7	1.4

Diluted – weighted average shares outstanding	1,222.6	1,220.9

Basic earnings per share	$0.26	$0.44
Diluted earnings per share	$0.26	$0.43

The calculation of weighted average diluted shares outstanding excludes options for approximately 3 million and 13 million common shares for the three months ended July 29, 2005 and July 30, 2004, respectively, as the exercise price of those options was greater than the average market price for the period, resulting in an anti-dilutive effect on diluted earnings per share.

Note 14 — Segment and Geographic Information

Segment information:

The Company maintains five operating segments, which are aggregated into one reportable segment — the manufacture and sale of device-based medical therapies. Each of the Company’s operating segments has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments, and shared infrastructures. Net sales by operating segment were as follows (dollars in millions):

	Three months ended
	July 29, 2005	July 30, 2004
Cardiac Rhythm Management	$1,268.4	$1,096.7
Spinal, ENT, and Navigation	588.7	484.5
Neurological and Diabetes	463.1	408.3
Vascular	204.6	195.7
Cardiac Surgery	165.6	160.9

	$2,690.4	$2,346.1

Geographic information:

Net sales to external customers by geography are as follows (dollars in millions):

	Three months ended
	July 29, 2005	July 30, 2004
United States	$1,825.0	$1,591.6
Europe	548.1	477.8
Asia Pacific	248.9	222.8
Other Foreign	68.4	53.9

	$2,690.4	$2,346.1

Note 15 — Contingencies

The Company is involved in a number of legal actions, the outcomes of which are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, oftentimes injunctive relief, which, if granted, could require significant expenditures or lost revenues resulting from any court ordered prohibition on the sale of a product which is the subject of the lawsuit. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. While it is not possible to predict the outcome for most of the actions discussed below and the Company believes that it has meritorious defenses against these matters, it is possible that costs associated with them could have a material adverse impact on the consolidated earnings, financial position or cash flows of any one interim or annual period. Unless explicitly described, as of July 29, 2005, the Company has not recorded reserves regarding these matters in the condensed consolidated financial statements as a negative outcome is not considered probable and/or cannot be reasonably estimated.

On October 6, 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, Inc. (J&J), filed suit in U.S. District Court for the District of Delaware against Arterial Vascular Engineering, Inc., which Medtronic acquired in January 1999 and which is now known as Medtronic Vascular, Inc. (Medtronic Vascular). The suit alleged that Medtronic Vascular’s modular stents infringe certain patents owned by Cordis. Boston Scientific Corporation is also a defendant in this suit. On December 22, 2000, a jury rendered a verdict that Medtronic Vascular’s previously marketed MicroStent and GFX® stents infringed valid claims of two Cordis patents and awarded damages to Cordis totaling approximately $270.0 million. On March 28, 2002, the District Court entered an order in favor of Medtronic Vascular, deciding as a matter of law that Medtronic Vascular’s MicroStent and GFX stents did not infringe the patents. Cordis appealed, and on August 12, 2003, the Court of Appeals for the Federal Circuit reversed the District Court’s decision and remanded the case to the District Court for further proceedings. The District Court thereafter issued a new patent claim construction and a new trial was held in March 2005. On March 14, 2005, the jury found that the previously marketed MicroStent and GFX stent products infringed valid claims of Cordis’ patents. Medtronic Vascular has made post-trial motions challenging the jury’s findings of infringement and validity, and the District Court has not yet ruled on those motions. Cordis has made a motion to reinstate the previous jury’s verdict as to damages in the amount of approximately $270.0 million and has asked the District Court to determine pre- and post-judgment interest on that amount. Medtronic Vascular has opposed entry of judgment on damages on the grounds that it is premature until the Appellate Court has reviewed the liability findings of the jury. Alternatively, Medtronic Vascular also opposes the interest rate and method of compounding that Cordis has requested. The District Court has not yet decided these motions and the timing of a decision is unknown. Since the District Court has not affirmed the jury’s verdict as to liability or damages, Medtronic has not recorded an expense related to damages in this matter.

On December 24, 1997, Advanced Cardiovascular Systems, Inc. (ACS), a subsidiary of Guidant Corporation (Guidant), sued Medtronic Vascular in U.S. District Court for the Northern District of California alleging that certain models of Medtronic Vascular’s stents infringe the Lau stent patents held by ACS, and seeking injunctive relief and monetary damages. Medtronic Vascular denied infringement and in February 1998, Medtronic Vascular sued ACS in U.S. District Court for the District of Delaware alleging infringement of Medtronic Vascular’s Boneau stent patents. On January 5, 2005, the District Court found as a matter of law that the ACS products in question did not infringe any of Medtronic Vascular’s Boneau stent patents. Medtronic Vascular has appealed this finding by the District Court. In February 2005, following trial, a jury determined that the ACS Lau stent patents were valid and that Medtronic’s Driver®, GFX, MicroStent, S540, S660, S670, Bestent2 and S7 stents infringe those patents. Medtronic Vascular has made numerous post-trial motions challenging the jury’s verdict of infringement and validity and the District Court has not yet ruled on those motions. On June 7 and 8, 2005, the District Court held an evidentiary hearing on Medtronic Vascular’s claim that the ACS Lau stent patents are unenforceable due to inequitable conduct of ACS in obtaining the Lau patents. The District Court has not yet issued a decision on Medtronic Vascular’s claim of inequitable conduct. Issues of damages have been bifurcated from the liability phase of the proceedings. On August 9, 2005, the Court issued an order continuing a stay of any further proceedings on the questions of damages or willfulness. These issues likely will not be addressed by a jury or the Court until the U.S. Court of Appeals for the Federal Circuit has reviewed the underlying liability issues concerning alleged infringement.

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

On January 26, 2001, Depuy/AcroMed, Inc. (DePuy/AcroMed), a subsidiary of J&J, filed suit in U.S. District Court for the District of Massachusetts alleging that Medtronic Sofamor Danek, Inc. (MSD) was infringing a patent relating to a design for a thoracolumbar multiaxial screw (MAS). In March 2002, DePuy/AcroMed supplemented its allegations to claim that MSD’s M10, M8 and Vertex® screws infringe the patent. On April 17, 2003 and February 26, 2004, the District Court ruled that those screws do not infringe. On October 1, 2004, a jury found that the MAS screw, which MSD no longer sells in the U.S., infringes under the doctrine of equivalents. The jury awarded damages of $21.0 million and on February 9, 2005, the Court entered judgment against MSD, including prejudgment interest, in the aggregate amount of $24.3 million. In the third quarter of fiscal year 2005, the Company recorded an expense equal to the $24.3 million judgment in the matter. DePuy/AcroMed has appealed the Court’s decisions that the M10, M8 and Vertex screws do not infringe, and MSD has appealed the jury’s verdict that the MAS screw infringes valid claims of the patent.

On October 31, 2002, the U.S. Department of Justice filed a notice that the U.S. was declining to intervene in an action against Medtronic filed under seal in 1998 by two relators, private attorneys who file suit, under the qui tam provisions of the federal False Claims Act. Relators alleged that Medtronic defrauded the U.S. Food and Drug Administration (FDA) in obtaining pre-market approval to manufacture and sell Models 4004, 4004M, 4504 and 4504M pacemaker leads in the late 1980s and early 1990s. Relators further alleged that Medtronic did not provide information about testing of the pacemaker leads to the FDA in the years after the agency’s approval of the leads. Pursuant to the requirements of the False Claims Act, the case remained under seal while the U.S. Department of Justice determined whether to intervene in the action and directly pursue the claims on behalf of the U.S. On June 6, 2003, Medtronic’s motion to dismiss the action on several grounds was denied by the U.S. District Court for the Southern District of Ohio. The Sixth Circuit Court of Appeals accepted an interlocutory appeal to review that decision, and on April 6, 2005, a panel of the Sixth Circuit reversed the District Court and remanded the case for dismissal. Relators petitioned the Sixth Circuit for a rehearing which was denied. The relators have until mid-November 2005 to petition the U.S. Supreme Court to seek its review.

On May 2, 2003, Cross Medical Products, Inc. (Cross) sued MSD in the U.S. District Court for the Central District of California. The suit alleges that MSD’s CD HORIZON®, Vertex and Crosslink® products infringe certain patents owned by Cross. MSD has counterclaimed that Cross’ cervical plate products infringe certain patents of MSD, and Cross has filed a reply alleging that MSD infringes certain cervical plate patents of Cross. On May 19, 2004, the Court issued a ruling that held that the MAS, Vertex, M8, M10, CD HORIZON SEXTANT™ and CD HORIZON LEGACY™ screw products infringe one Cross patent. A hearing on the validity of that patent was held on July 12, 2004, after which the District Court ruled that the patents were valid. Cross made a motion for permanent injunction on the multiaxial screw products, which the District Court granted on September 20, 2004, but stayed the effect of the injunction until January 3, 2005. MSD requested an expedited appeal of the ruling and the U.S. Court of Appeals for the Federal Circuit granted the request. The Federal Circuit heard the appeal on March 11, 2005. MSD is awaiting the Federal Circuit’s decision. In April 2005, the District Court ruled invalid certain claims in the patents Cross asserted against MSD’s Crosslink and cervical plate products. The Court also ruled that Cross cervical plate products infringe MSD’s valid patents and that MSD’s redesigned pedicle screw products infringe one claim of one of the patents owned by Cross. Cross thereafter moved for an injunction against the redesigned screw products, which the District Court granted on May 24, 2005. The District Court then stayed the effectiveness of the injunction for 90 days or August 22, 2005. On July 27, 2005, the U.S. Court of Appeals for the Federal Circuit granted MSD’s motion to stay the District Court’s injunction pending a full hearing on the appeal. In granting the further stay, the Federal Circuit stated MSD had shown a “…likelihood of success…” on the merits of its appeal. The full appeal of the May 24, 2005 injunction currently is not anticipated to be resolved before mid-calendar year 2006. MSD appeals of the various liability rulings are likely to be heard before trial of any remaining damages claims.

On August 19, 2003, Edwards Lifesciences LLC (Edwards) and Endogad Research PTY Limited (Endogad) sued Medtronic Vascular, Cook Incorporated (Cook) and W.L. Gore & Associates, Inc. (Gore) in the U.S. District Court for the Northern District of California. The suit alleges that a patent owned by Endogad and licensed to Edwards is infringed by Medtronic Vascular’s AneuRx® Stent Graft and/or Talent™ Endoluminal Stent Graft System, and by products of Cook and Gore. On June 4, 2004, Medtronic filed suit alleging that the inventor of the patent had breached a contract with Medtronic, and seeking to have Medtronic named as the rightful owner of the patent. The patent suit brought by Edwards and Endogad has been stayed pending the Court’s determination as to ownership of the patent in the suit brought by Medtronic against the inventor. The issues as to ownership of the patent will be tried in early calendar year 2006.

On September 4, 2003, Medtronic was informed by the Department of Justice that the government is investigating allegations that certain payments and other services provided to physicians by MSD constituted improper inducements under the federal Anti-Kickback Statute. The allegations were made as part of a civil qui tam complaint brought pursuant to the federal False Claims Act. On November 21, 2003, Medtronic was served with a government subpoena seeking documents in connection with these allegations. On September 2, 2004, Medtronic received a copy of a second civil qui tam complaint brought by a second relator asserting similar allegations under the False Claims Act. The Company views the second complaint as having arisen out of essentially similar facts and circumstances as the first qui tam complaint, and believes that the second complaint does not materially expand the nature of the existing inquiry in which the Company is cooperating. The cases remain under seal in the U.S. District Court for the Western District of Tennessee. The Company is cooperating fully with the investigations and is independently evaluating these matters, the internal processes associated therewith, and certain employment matters related thereto, in each case under the supervision of a special committee of the Board of Directors.

On October 2, 2003, Cordis sued Medtronic Vascular in the U.S. District Court for the Northern District of California, alleging that Medtronic Vascular’s S7 stent delivery system infringes certain catheter patents owned by Cordis. Pursuant to stipulation of the parties, the Court has stayed the suit and referred the matter to arbitration. The arbitrators have not yet been selected.

On February 11, 2005, Medtronic voluntarily began advising physicians about a potential battery shorting mechanism that may occur in a subset of implantable cardioverter defibrillators (ICDs) and cardiac resynchronization therapy defibrillators (CRT-Ds), including certain of the Marquis VR/DR and Maximo VR/DR ICDs and certain of the InSync I/II/III Marquis and InSync III CRT-D devices. The Company provided physicians with a list of potentially affected patients and recommended that physicians communicate with those patients so they could manage the potential issue in a manner they felt was appropriate for their individual patients. Subsequent to this voluntary field action, later classified by the FDA as a Class II Recall, putative class actions and individual actions have been filed against the Company in various state and federal jurisdictions, including one case in the Southern District of Florida seeking to be consolidated for certain purposes under a process known as Multi-District Litigation. Additional putative class actions were also filed in Canada. The complaints generally allege strict liability, negligence, warranty and other common law and/or statutory claims; and seek compensatory and punitive damages. The putative class action complaints also seek class certification. As of the date hereof, the Company is unaware of any confirmed injury or death resulting from a device failure due to the shorting mechanism that was the subject matter of the field action.

In the normal course of business, the Company periodically enters into agreements that require it to indemnify customers or suppliers for specific risks, such as claims for injury or property damage arising out of the Company’s products or the negligence of its personnel or claims alleging that its products infringe third-party patents or other intellectual property. The Company’s maximum exposure under these indemnification provisions cannot be estimated, and the Company has not accrued any liabilities within the consolidated financial statements. Historically, the Company has not experienced significant losses on these types of indemnifications.

Note 16 – Subsequent Event

On August 26, 2005, the Company completed its acquisition of Image-Guided Neurologics, Inc. (IGN) for $68.0 million in cash. The Company has an existing minority investment in IGN, which is accounted for under the cost method. IGN was a privately held company that develops and markets image guided therapeutic systems for use in minimally invasive neurological surgery procedures.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Business

We are the global leader in medical technology, alleviating pain, restoring health and extending life for millions of people around the world. We function in five operating segments, including Cardiac Rhythm Management (CRM); Spinal, Ear, Nose and Throat (ENT) and Navigation; Neurological and Diabetes; Vascular; and Cardiac Surgery. Through these five operating segments, we develop, manufacture, and market our medical devices in more than 120 countries worldwide, and continue to expand patient access to our products in these markets. Our primary products include those for heart and vascular disease, neurological disorders, chronic pain, spinal disorders, diabetes, urologic and digestive system disorders, and eye, ear, nose and throat disorders.

Critical Accounting Estimates

We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted (GAAP) in the United States of America (U.S.). Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our annual report on Form 10-K for the year ended April 29, 2005.

The preparation of the condensed consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, property, plant and equipment, investment impairment, legal proceedings, purchased in-process research and development (IPR&D), warranty obligations, product liability, self-insurance, pension and post-retirement obligations, sales returns and discounts, and income taxes are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience, actuarial valuations, or various assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

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

Legal Proceedings

We are involved in a number of legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, oftentimes injunctive relief, which, if granted, could require significant expenditures or lost revenues resulting from any court ordered prohibition on the sale of a product which is the subject of the lawsuit. In accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. Our significant legal proceedings are discussed in Note 15 to the condensed consolidated financial statements and are incorporated by reference into Part II, Item 1 — Legal Proceedings. While it is not possible to predict the outcome for most actions discussed and we believe that we have meritorious defenses against the matters detailed in Note 15, it is possible that costs associated with them could have a material adverse impact on the consolidated earnings, financial position or cash flows of any one interim or annual period. Unless explicitly described, as of July 29, 2005, we have not recorded reserves in the condensed consolidated financial statements regarding these matters as a negative outcome is not considered probable and/or cannot be reasonably estimated.

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

Tax regulations require certain items to be included in the tax return at different times than items are required to be recorded in the financial statements. As a result, our effective tax rate reflected in our financial statements is different than that reported in our tax return. Some of these differences are permanent, such as expenses that are not deductible on our tax return, and some are timing differences, such as depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our condensed statements of consolidated earnings. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred or expense has already been taken as a deduction on our tax return, but has not yet been recognized as an expense in our condensed consolidated statements of earnings.

Tax audits associated with the allocation of income, and other complex issues, may require an extended period of time to resolve and may result in income tax adjustments if changes to our allocation are required between jurisdictions with different tax rates. Tax authorities periodically review tax returns and propose adjustments to our tax filings. The U.S. Internal Revenue Service (IRS) has settled its audits with us for all years through fiscal year 1996. Tax years settled with the IRS, however, remain open for foreign tax audits and competent authority proceedings. Competent authority proceedings are a means to resolve intercompany pricing disagreements between countries. In August 2003, the IRS proposed adjustments related to the audits of the fiscal years 1997, 1998, and 1999 tax returns. The positions taken by the IRS with respect to proposed adjustments on previous tax filings or with respect to competent authority proceedings could have a material unfavorable impact on our effective tax rate in future periods. As we believe we have meritorious defenses for our tax filings, in November 2004 we initiated defense of these filings at the IRS appellate level, and if necessary, we will vigorously defend them through litigation in the courts. We believe we have provided for probable liabilities resulting from tax assessments by taxing authorities. Our 2000, 2001, and 2002 fiscal years are currently under audit by the IRS. We anticipate the IRS will issue their audit reports related to these audits in calendar year 2005.

Our current tax strategies have resulted in an effective tax rate of 34.8% and nominal tax rate of 28% for the three months ended July 29, 2005, which is below the U.S. statutory rate of 35%. An increase in our effective tax rate of 1% would result in an additional income tax provision for the three months ended July 29, 2005 of approximately $8.6 million (see further discussion on the tax rate in the “Income Taxes” section of this management’s discussion and analysis).

Valuation of IPR&D, Goodwill, and Other Intangible Assets

When we acquire another company or a group of assets, the purchase price is allocated, as applicable, between IPR&D, other identifiable intangible assets, tangible assets, and goodwill as required by U.S. GAAP. IPR&D is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D and other intangible assets requires us to make significant estimates. The amount of the purchase price allocated to IPR&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For IPR&D, these methodologies include consideration of the risk of the project not achieving commercial feasibility.

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our condensed consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows. Goodwill was $4.322 billion and $4.281 billion as of July 29, 2005 and April 29, 2005, respectively.

Other intangible assets consist primarily of purchased technology, patents, and trademarks which are amortized using the straight-line method over their estimated useful lives, ranging from 3 to 20 years. We review these intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. Other intangible assets, net of accumulated amortization, were $1.654 billion and $1.018 billion as of July 29, 2005 and April 29, 2005, respectively.

Results of Operations

Consolidated net sales for the three months ended July 29, 2005 were $2.690 billion, an increase of $344.3 million, or 15%, over the same period in the prior year. Foreign exchange translation had a favorable impact on net sales of $26.0 million.

The three month increase in net sales was primarily driven by growth in certain businesses within our CRM, Spinal, ENT and Navigation and Neurological and Diabetes operating segments. CRM net sales for the three months ended July 29, 2005 increased by $171.7 million, or 16%, over the same period in the prior year. The increase in CRM net sales was driven primarily by a 30% increase in defibrillation system sales. Spinal, ENT and Navigation net sales for the three months ended July 29, 2005 increased by $104.2 million, or 22%, over the same period in the prior year. This increase was primarily driven by our Spinal business, which increased sales by $97.2 million, or 24% over the same period in the prior year. Spinal sales benefited from continued strong acceptance of the INFUSE® Bone Graft, our line of thoracolumbar products, our Minimal Access Spinal Technologies (MAST™) portfolio of surgical products and the Capstone® Vertebral Body Spacer. Neurological and Diabetes net sales for the three months ended July 29, 2005 increased by $54.8 million, or 13% over the same period in the prior year. The increase in Neurological and Diabetes net sales was driven primarily by the Diabetes business which increased net sales by $27.4 million, or 19% over the same period in the prior year. For more detail regarding these increases, see our discussion of net sales by operating segment within this management’s discussion and analysis.

Acquisitions

In the first quarter of fiscal year 2006, we acquired all of the outstanding stock of Transneuronix, Inc. (TNI), a privately held company. Prior to the acquisition, we had an equity investment in TNI, which was accounted for under the cost method of accounting. TNI focused on the treatment of obesity by stimulation of the stomach with an Implantable Gastric Stimulator (IGS™), known as a Transcend™ device. This strategic acquisition is expected to complement our formation of a new business unit, Obesity Management and our strategy to deliver therapeutic solutions for the worldwide challenges of obesity. The consideration for TNI was approximately $268.7 million. The $268.7 million in consideration includes $227.3 million in cash paid plus our prior investment in TNI and TNI’s existing cash balance. The purchase price is subject to increases which would be triggered by the achievement of certain milestones. Our first quarter of fiscal year 2006 operating results include the results of TNI since the acquisition date.

In the first quarter of fiscal year 2006, we acquired substantially all of the spine-related intellectual property and related contracts, rights, and tangible materials owned by Gary Michelson, M.D. and Karlin Technology, Inc. (Michelson) and settled all outstanding litigation and disputes between Michelson and the Company. The acquired patents pertain to novel spinal technology and techniques that have both current application and the potential for future patentable commercial products. The agreement requires total consideration of $1,350.0 million for the purchase of a portfolio of more than 100 issued U.S. patents, over 110 pending U.S. patent applications and numerous foreign counterparts to these patents and the settlement of all ongoing litigation. A value of $550.0 million was assigned to the settlement of past damages between the parties and was recorded as an expense in the fourth quarter of fiscal year 2005. The remaining consideration, including direct acquisition costs, was allocated between $627.5 million of acquired technology based intangible assets that have a useful life of 17 years and $175.1 million of IPR&D that was expensed on the date of acquisition. As of July 29, 2005, we have paid $1,320.0 million and have committed to three future installments of $10.0 million to be paid in May 2006, 2007, and 2008.

Earnings and Earnings Per Share (dollars in millions, except per share data):

	Three months ended
	July 29, 2005	July 30, 2004
Net earnings, as reported	$320.6	$529.7

IPR&D charges, after-tax	$295.3	$—
Diluted earnings per share, as reported	0.26	0.43
IPR&D charges, after-tax, per diluted share	0.24	—

IPR&D charges in the three months ended July 29, 2005 related to the acquisition of TNI, the purchase of intellectual property owned by Michelson, and a cross-licensing agreement with NeuroPace, Inc.

Net Sales

The charts below illustrate net sales by operating segment for the three months ended July 29, 2005 and July 30, 2004:

The primary exchange rate movements that impact our consolidated net sales growth are the U.S. dollar as compared to the Euro and Japanese Yen. The impact of foreign currency fluctuations on net sales is not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities (see “Quantitative and Qualitative Disclosures About Market Risk” following this management’s discussion and analysis under “Item 3” as it relates to our hedging activities).

Forward-looking statements are subject to risk factors (see “Cautionary Factors That May Affect Future Results” set forth in our Form 10-K for the year ended April 29, 2005).

Cardiac Rhythm Management

CRM products consist primarily of pacemakers, implantable and external defibrillators, leads, ablation products, electrophysiology catheters, navigation systems and information systems for the management of patients with our devices. CRM net sales for the three months ended July 29, 2005 increased by $171.7 million, or 16%, over the same period in the prior year. Foreign currency translation had a favorable impact on net sales for the three months ended July 29, 2005 of approximately $12.2 million when compared to the same period in the prior year. The growth in net sales for the three months ended July 29, 2005 was driven by a 30% increase in net sales of defibrillation systems, led by continued acceptance of both the Maximo™ and Intrinsic™ families of implantable cardioverter defibrillators (ICDs) and the InSync Maximo™ and InSync Sentry™ cardiac resynchronization therapy defibrillators (CRT-Ds). Defibrillation system sales also benefited from dynamics in the marketplace which forced one key competitor off the market for approximately one-third of our fiscal quarter ended July 29, 2005. InSync Sentry is the world’s first implantable medical device offering automatic fluid status monitoring in the chest area encompassing the heart and lungs and represents an increasing percentage of our total defibrillation system sales. Pacing net sales for the three months ended July 29, 2005 were down 1% in comparison to the same period in the prior year as a result of a decline in the U.S. pacing market and limited market growth outside the U.S. Additionally, Emergency Response Systems net sales grew by 10% during the three months ended July 29, 2005 as a result of strong acceptance of our hospital based external defibrillators.

Looking ahead, we expect our CRM operating segment should benefit from the following:

•	Continued acceptance of the InSync Maximo and InSync Sentry CRT-Ds. We believe that the InSync Sentry provides an advantage in managing heart failure since thoracic fluid accumulation is a primary indicator of worsening heart failure and often results in patient hospitalization. The results of the recently completed Medtronic Impedance Diagnostics in Heart Failure Clinical Trial (MIDHeFT) were recently published and these results indicated that our OptiVol™ Fluid Status Monitoring capability in the InSync Sentry was successful in warning of fluid accumulation an average of 15 days before heart failure symptoms appeared and 18 days before hospitalization.

•	Continued growth in the ICD and CRT-D markets due to a growing body of clinical evidence which supports the use of these therapies and continued evolution of recently issued medical guidelines by both the European Society of Cardiology and American College of Cardiology which suggest that these therapies are the standard of care for certain patient populations with heart failure symptoms.

•	Continued acceptance of the Intrinsic ICD with Managed Ventricular Pacing (MVP™), a new pacing mode designed to promote natural heart activity by minimizing unnecessary right ventricular pacing and the recently launched EnTrust family of ICDs which offer both MVP and refinements to the anti-tachycardia pacing (ATP) function which allow the device to provide ATP during charging. ATP uses pacing pulses to painlessly terminate fast, dangerous heart rhythms originating in the ventricle. EnTrust was released in Europe in May 2005 and released in the U.S. in June 2005.

•	Continued acceptance of the Medtronic CareLink Service and the recently announced U.S. approval of Cardiosite™. The Medtronic CareLink Service enables patients, as instructed by their physician, to transmit data from their implantable device anywhere in the U.S. using a portable monitor that is connected to a standard telephone. Within minutes, the patient’s medical team can view patient and device diagnostic data on a secure Internet website. Cardiosite is a unique monitoring system designed for a heart failure clinic to facilitate the evaluation of patients with InSync Sentry and its OptiVol™ Fluid Status Monitoring capability.

Spinal, ENT, and Navigation

Spinal, ENT, and Navigation products include thoracolumbar, cervical and interbody spinal devices, bone growth substitutes, surgical navigation tools, and surgical products used by ENT physicians. Spinal, ENT, and Navigation net sales for the three months ended July 29, 2005 increased by $104.2 million, or 22%, over the same period in the prior year. Foreign currency translation had a favorable impact on net sales for the three months ended July 29, 2005 of approximately $2.8 million as compared to the same period in the prior year. The majority of the net sales increase in the segment was driven by our Spinal business, which grew 24% over the same period of the prior year. This increase reflects solid growth across our portfolio of product offerings including continued robust acceptance of INFUSE Bone Graft, steady growth in net sales of our CD HORIZON LEGACY™ Spinal System family of products for thoracolumbar stabilization, our MAST family of products and the increasing acceptance of the CAPSTONE vertebral body spacer. The CAPSTONE vertebral body spacer, released in the U.S. in October 2004, is used in spinal stabilization and is designed for the insertion between vertebrae in the anterior thoracic and lumbar spine. ENT net sales for the three months ended July 29, 2005 increased by 12% compared to the same period in the prior year. The primary drivers of the increase in ENT net sales was continued physician acceptance of the NIM-Response® nerve monitor and XPS® Micro Power Drill. Navigation net sales were flat as compared to the same period in the prior year.

Looking ahead, we expect our Spinal, ENT, and Navigation operating segment should benefit from the following:

•	Continued market acceptance of the INFUSE and InductOs™ Bone Graft for spinal fusion and INFUSE Bone Graft for certain types of acute tibia fractures. Since April 2005 we have had the right to market InductOs Bone Graft, which is the European equivalent of the INFUSE Bone Graft.

•	Acceptance of the Mystique™ Resorbable Graft Containment Plating System, for cervical spine fusions, released in August 2005. This new plating system uses a high-tech biologic material that is reabsorbed by the body over time and alleviates the need for a permanent implant in the patient’s neck. The plate’s transparent nature allows doctors to visualize the spine during surgery and can improve the reading of postoperative X-rays. Before insertion, the plate can also be contoured to better match the patient’s unique anatomy.

•	Continued acceptance of the BRYAN® Cervical Disc System, MAVERICK™ Lumbar Artificial Disc, Prestige® ST and Prestige LP Cervical Disc Systems outside the U.S. Enrollment began in May on the Prestige LP U.S. clinical trial and has recently been completed for the other three artificial disc U.S. clinical trials.

•	Continued acceptance of the CAPSTONE vertebral body spacer.

Neurological and Diabetes

Neurological and Diabetes products consist primarily of implantable neurostimulation devices, implantable drug administration devices, neurosurgery products, urology products, gastroenterology products, hydrocephalic shunts/drainage devices, surgical instruments, functional diagnostic and sensing equipment and medical systems for the treatment of diabetes. Neurological and Diabetes net sales for the three months ended July 29, 2005 increased by $54.8 million, or 13%, over the same period of the prior year. Foreign currency had a favorable impact on net sales during the three months ended July 29, 2005 of approximately $3.9 million as compared to the same period in the prior year. Neurological net sales for the three months ended July 29, 2005 increased by 10% in comparison to the same period in the prior year. This increase reflects solid net sales growth in all businesses within Neurological. Key product lines which drove growth during the three months ended July 29, 2005 include Activa Therapy for the treatment of movement disorders associated with advanced Parkinson’s disease and essential tremor, net sales of the SynchroMed® II implantable drug infusion pump, InterStim® Therapy for the treatment of urinary control, and the Restore Rechargeable Neurostimulation System for pain management which had its first full quarter of sales. The Restore system is our first fully rechargeable neurostimulation system and is indicated to manage chronic, difficult-to-treat pain in the trunk and/or multiple limbs that is associated with failed back syndrome, post laminectomy pain, unsuccessful disc surgery or degenerative disc disease. The Restore system was launched in the U.S. in April 2005. Diabetes net sales for the three months ended July 29, 2005 increased by 19% in comparison to the same period in the prior year. This increase reflects solid U.S. and non-U.S. growth of the Paradigm 515 and 715 and Paradigm 512 and 712 insulin pumps, respectively, and strong global growth of disposable infusion sets used with our line of Paradigm pumps. The Paradigm 515 and 715 pumps, released in the U.S. in November 2004, add new features to the previous Paradigm 512 and 712 versions including increased customization of the insulin dosage based on patient specific information and enhanced information management capabilities. Using the system’s Paradigm Link® Blood Glucose Monitor, patients can upload data stored in the Paradigm 515 or 715 insulin pumps and the Paradigm Link Monitor, including glucose values, carbohydrate intake and insulin dosing information, via the Internet to the Medtronic CareLink™ Service for Diabetes (CareLink for Diabetes). This secure web-based server is designed to aid patients in daily self management decisions by providing user-friendly reports.

Looking ahead, we expect our Neurological and Diabetes operating segment should benefit from the following:

•	Continued acceptance of the Restore Rechargeable Neurostimulation System for pain management that provides increased power without compromising device longevity. We obtained European approval for Restore in February 2005 and U.S. approval in April 2005. In addition, we are currently waiting for U.S. Food and Drug Administration (FDA) approval to market a new extension, which should allow us to convert patients with our existing neurostimulators to this new rechargeable technology. Approval is expected in the second quarter of fiscal year 2006.

•	Continued acceptance of the Paradigm 515 and 715 external insulin pump systems, which offer secure patient access to the web-based CareLink for Diabetes.

•	Acceptance of the Guardian® RT Continuous Glucose Monitoring System for diabetes management. The Guardian RT System is a real-time glucose monitoring system which measures glucose values as many as 864 times in a three day period and every 5 minutes transmits this information to a monitor using radio frequency. The monitor can then be programmed to alert the patient when glucose levels become too high or low. The Guardian RT System was approved in the U.S. in August 2005.

•	Continued acceptance of our Activa Therapy for the treatment of Parkinson’s disease and essential tremor. During the second quarter of fiscal year 2005, the Centers for Medicare and Medicaid Services (CMS) approved a New Tech Add-on Payment for the Kinetra® neurostimulator that simplifies the delivery of Activa Therapy through a single device.

•	Continued acceptance of SynchroMed II Implantable Drug Infusion Pump. The SynchroMed II was released in Europe during April 2004 and fully released in the U.S. during late June 2004.

•	Acceptance of the Synergy Plus+™ and Synergy Compact+™ neurostimulators for treatment of chronic pain. These two new neurostimulators offer physicians the benefits of enhanced programming and greater patient therapy flexibility as compared to our current portfolio of products. These products were launched in the U.S. in the first quarter of fiscal year 2006.

Vascular

Vascular products consist of coronary, endovascular, and peripheral stents and related delivery systems, stent graft systems, distal embolic protection systems and a broad line of balloon angioplasty catheters, guide catheters, guidewires, diagnostic catheters and accessories. Vascular net sales for the three months ended July 29, 2005 increased by $8.9 million, or 5%, when compared to the same period of the prior year. Foreign currency had a favorable impact on net sales during the three months ended July 29, 2005 of approximately $4.7 million as compared to the same period in the prior year. Coronary Vascular net sales increased 3% in comparison to the same period in the prior year as a result of declining U.S. coronary stent sales which were more than offset by the positive effects of a weaker U.S. dollar in comparison to the same period in the prior year and strong sales of other coronary products, including balloons, guides and wires, in markets outside the U.S. Also contributing to the first quarter of fiscal year 2006 results was a net sales increase of 12% in Endovascular in comparison to the same period in the prior year. Endovascular increases were primarily a result of strong growth in sales of the Talent™ Stent Graft System outside the U.S., which is used to treat abdominal aortic aneurysms (AAA), and the recently released Valiant™ Thoracic Stent Graft. The Valiant stent graft is a next-generation stent graft used for the minimally invasive repair of the thoracic aorta, the body’s largest artery, for several disease states including aneurysms, penetrating ulcers, acute or chronic dissections, and contained or traumatic ruptures. The Valiant stent graft was approved in Europe in March 2005. Peripheral Vascular net sales were down, on a small base, as compared to the same period in the prior year.

Looking ahead, we expect our Vascular operating segment should benefit from the following:

•	Acceptance of the Endeavor™ Drug-Eluting Coronary Stent using Abbott Laboratories’ proprietary immunosuppression drug ABT-578 (a rapamycin analogue) paired with our highly successful Driver stent in markets outside the U.S. On July 31, 2005 we announced CE Mark approval of our first drug-eluting stent in more than 40 countries outside of the U.S. The Endeavor stent is the first cobalt alloy platform in the drug-eluting stent (DES) market and we believe it will offer physicians best in class deliverability and a strong safety profile.

•	Our anticipated entry into the U.S. DES market. The clinical trials for our Endeavor Drug-Eluting Coronary Stent began in fiscal year 2003. We expect to release 24-month ENDEAVOR I and 12-month ENDEAVOR II clinical data at the European Society of Cardiology meeting in early September 2005. ENDEAVOR III 8/9 month clinical trial results are scheduled to be presented at the Transvascular Cardiovascular Therapeutics (TCT) meeting on Monday October 17, 2005. Enrollment of the ENDEAVOR IV clinical trial is expected to be completed by the end of fiscal year 2006. Assuming continued positive results from these trials and our current schedule, we anticipate U.S. approval of the Endeavor Drug-Eluting Coronary Stent in calendar year 2007.

•	Continued strong adoption of the Driver Coronary Stent in Japan.

•	Continued acceptance of the Sprinter® Semi-Compliant Balloon Dilatation Catheter released in July 2004.

•	Continued market penetration of the Talent AAA Stent Graft and Valiant Thoracic Stent Graft in the European markets.

Cardiac Surgery

Cardiac Surgery products include positioning and stabilization systems for beating heart surgery, perfusion systems, products for the repair and replacement of heart valves, minimally invasive cardiac surgery products, surgical accessories and the epicardial ablation products. Cardiac Surgery net sales for the three months ended July 29, 2005 increased by $4.7 million, or 3%, when compared to the same period of the prior year. Foreign currency had a favorable impact on net sales during the three months ended July 29, 2005 of approximately $2.4 million when compared to the same period in the prior year. The increase in net sales for the three months ended July 29, 2005 was driven by a 5% increase in net sales from Heart Valves and an 11% increase in net sales from Cardiac Surgery Technologies (CST). Tissue Valve net sales grew 7% led by sales of the Mosaic® and Mosaic Ultra™ tissue valves. The growth in CST is due primarily to the benefit of products related to the Coalescent Surgical, Inc. acquisition in the second quarter of fiscal year 2005. Perfusion Systems net sales were down 1% in comparison to the same period in the prior year. The decrease is due to the continued contraction in this market offset by our market share gains.

Looking ahead, we expect our Cardiac Surgery operating segment should benefit from the following:

•	Continued acceptance and increased supply of our newest tissue valve called the Mosaic Ultra, which was launched in the first quarter of fiscal year 2006. The Mosaic Ultra tissue valve incorporates a reduced sewing ring profile that facilitates the use of a larger valve.

•	Acceptance of our latest generation of ablation system called the Cardioblate BP2 Surgical Ablation System, which offers surgeons the unique ability to perform an irrigated surgical ablation procedure and is the world’s first surgical ablation system that is able to create all the necessary lesions of the Maze III surgical procedure without additional equipment.

Costs and Expenses

The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended
	July 29, 2005	July 30, 2004
Cost of products sold	24.3%	23.5%
Research & development	9.8	9.8
Selling, general & administrative	32.8	32.8
IPR&D	13.5	—
Other expense, net	1.9	2.3
Interest income, net	(0.6)	(0.2)

Cost of Products Sold

Cost of products sold as a percentage of net sales increased by 0.8 of a percentage point for the three months ended July 29, 2005 from the same period of the prior year, to 24.3%. The increase in cost of products sold as a percentage of net sales in the three months ended July 29, 2005 was due to an increase in our obsolescence reserves, increased sales of certain Spinal products which have margins that are below our average margin, and an increase in our warranty provision within several of our businesses.

Research and Development

We are committed to developing technological enhancements and new indications for existing products, and less invasive and new technologies to address unmet medical needs. Furthermore, we expect our development activities to help reduce patient care costs and the length of hospital stays in the future. Consistent with prior periods, we have continued to invest heavily in the future by spending aggressively on research and development efforts, with research and development spending representing 9.8% of net sales during the three months ended July 29, 2005 and July 30, 2004, or $263.2 million and $229.7 million, respectively. This spending represents an increase of 14.6% over the same period in the prior year.

Selling, General and Administrative

Selling, general and administrative expense as a percentage of net sales remained flat at 32.8% for the three months ended July 29, 2005 as compared to the same period of the prior year as a result of a decrease in legal spending offset by an increase in sales and marketing expense in anticipation of new product launches and expanding our sales and manufacturing headcount.

IPR&D Charges

IPR&D charges taken during the three months ended July 29, 2005 and July 30, 2004 were as follows:

	Three months ended
	July 29, 2005	July 30, 2004
	(dollars in millions)

IPR&D	$363.8	$—
Less tax impact	(68.5)	—

Total IPR&D charges, after tax	$295.3	$—

During the first quarter of fiscal year 2006, we acquired TNI. At the date of the acquisition, $168.7 million of the purchase price was expensed as IPR&D related to a product being developed for the treatment of obesity by stimulation of the stomach, that had not yet reached technological feasibility and had no future alternative use. The technology is expected to be adapted for use in therapeutic treatments for obesity. The acquisition of TNI is expected to further enhance the strategic initiative of our Obesity Management business that focuses on delivering therapeutic solutions for the treatment of obesity. We expect to incur costs totaling $3.0 million in fiscal year 2006 and $3.0 million in fiscal year 2007 to bring these products to commercialization in the U.S. These costs will be funded by internally generated cash flows.

During the first quarter of fiscal year 2006, we acquired substantially all of the spine-related intellectual property and related contracts, rights, and tangible materials owned by Michelson. The patent portfolio consists of more than 100 issued U.S. patents, over 110 pending U.S. patent applications and numerous foreign counterparts to these patents. At the date of acquisition, $175.1 million of the purchase price was expensed as IPR&D related to spinal technology based devices that had not yet reached technological feasibility and which had no future alternative use. The patents pertain to novel spinal technology and techniques that have the potential for future patentable commercial products in the area of spinal surgery.

In the first quarter of fiscal year 2006, we also entered into a royalty bearing, non-exclusive patent cross-licensing agreement with NeuroPace, Inc. Under the terms of the agreement, the two companies cross-licensed patents and patent applications of neurological technology related to direct electrical stimulation or monitoring of the brain. On the date of the agreement, $20.0 million was expensed as IPR&D related to the licensed technology since technological feasibility of the project has not yet been reached and it had no future alternative use. This licensed technology is expected to enhance our ability to further develop and expand our therapies for neurological disorders.

There were no IPR&D charges in the three months ended July 30, 2004.

Other Income/Expense

Other income/expense includes intellectual property amortization expense, royalty income and expense, realized minority investment gains and losses, realized foreign currency transaction and derivative gains and losses and impairment charges. Net other expense for the three months ended July 29, 2005 decreased $3.6 million, to $51.0 million, compared to the same period in the prior year. The decrease in net other expense was a result of gains realized on foreign currency hedges in comparison to realized losses in the same period of the prior year partially offset by a decrease in royalty income due to the end of certain royalty streams in our CRM business and increased amortization from recent acquisitions of intellectual property.

Interest Income/Expense

For the three months ended July 29, 2005, we generated net interest income of $15.4 million as compared to net interest income of $4.3 million for the same period in the prior year. The increase in net interest income is a result of increased levels of interest-bearing investments and higher interest rates.

Income Taxes

	Quarter Ended		Percentage Point Increase/ (Decrease)
	July 29, 2005	July 30, 2004
	(dollars in millions)

Provision for income taxes	$171.0	$216.4	N/A
Effective tax rate	34.8%	29.0%	5.8
Impact of IPR&D charges	6.8	—	6.8

Our effective tax rate for the three months ended July 29, 2005 increased by 5.8 percentage points from the same period of the prior year. This increase reflects a 6.8 percentage point increase from the tax impact of the IPR&D charges and 1.0 percentage point decrease in the nominal tax rate. The nominal tax rate decreased from 29.0% in the same period of the prior year to 28.0% in the three months ended July 29, 2005 as a result of increased benefits from our international operations subject to tax rates lower than our U.S. rate.

On October 22, 2004, the American Jobs Creation Act of 2004 (Jobs Creation Act) was signed into U.S. law. The Jobs Creation Act allows U.S. corporations a one-time deduction of 85 percent of certain “cash dividends” received from controlled foreign corporations. In the fourth quarter of fiscal year 2005, we recorded a deferred tax liability of $48.5 million based on our intention to repatriate $933.7 million. We expect to repatriate the funds in the fourth quarter of fiscal year 2006.

Liquidity and Capital Resources

	July 29, 2005	April 29, 2005
	(dollars in millions)

Working capital	$3,531.6	$4,041.5
Current ratio*	2.0:1.0	2.2:1.0
Cash, cash equivalents, and short-term investments	$3,160.2	$3,391.6
Long-term investments in public and private debt securities**	1,264.8	1,324.1

Cash, cash equivalents, short-term investments, and long-term debt securities	$4,425.0	$4,715.7

Short-term borrowings and long-term debt	$3,432.2	$2,451.8
Net cash position***	$992.8	$2,263.9
_________________
*	Current ratio is the ratio of current assets to current liabilities.
**	Long-term investments include public and private debt securities with a maturity date greater than one year from the end of the period.
***	Net cash position is the sum of cash, cash equivalents, short-term investments and long-term investments in public and private debt securities less short-term borrowings and long-term debt.

The decrease in our working capital, current ratio and net cash position since April 29, 2005, primarily relates to cash used to fund the $1,310.0 million payment to Michelson, $20.0 million for the NeuroPace, Inc. cross-license agreement and approximately $230.0 million related to the acquisition of TNI in the first quarter of fiscal year 2006. The payments were partially funded with proceeds from commercial paper and partially offset by cash generated by operations.

At July 29, 2005 and April 29, 2005, approximately $3,969.6 million and $3,627.2 million, respectively, of cash, cash equivalents, short-term investments and long-term investments in debt securities were held by our non-U.S. subsidiaries. These funds are available for use by worldwide operations; however, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would be subject to U.S. tax (also see discussion of the Jobs Creation Act in the “Income Taxes” section of this management’s discussion and analysis).

We believe our existing cash and investments, as well as our unused lines of credit and commercial paper capacity of $1,859.0 million, if needed, will satisfy our foreseeable working capital requirements for at least the next twelve months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions.

Off-Balance Sheet Arrangements and Long-Term Contractual Obligations

We acquire assets still in development, enter into research and development arrangements and sponsor certain clinical trials that often require milestone and/or royalty payments to a third-party, contingent upon the occurrence of certain future events. Milestone payments may be required contingent upon the successful achievement of an important point in the development life cycle of a product or upon certain pre-designated levels of achievement in clinical trials. In addition, if required by the arrangement, we may have to make royalty payments based on a percentage of sales related to the product under development or in the event that regulatory approval for marketing is obtained. In situations where we have no ability to influence the achievement of the milestone or otherwise avoid the payment, we have included those milestone or minimum royalty payments in the following table. However, the majority of these arrangements give us the discretion to unilaterally make the decision to stop development of a product or cease progress of a clinical trial, which would allow us to avoid making the contingent payments. Although we are unlikely to cease development if a device successfully achieves clinical testing objectives, these payments are not included in the table of contractual obligations because of the contingent nature of these payments and our ability to avoid them if we decided to pursue a different path of development or testing.

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

We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, or cash flows. Presented below is a summary of contractual obligations and other minimum commercial commitments as of July 29, 2005.

	Maturity by Fiscal Year
	Total	2006	2007	2008	2009	2010	Thereafter
	(dollars in millions)
Contractual obligations related to off-balance sheet arrangements:
Foreign currency contracts(1)	$2,766.1	$2,638.0	$128.1	$—	$—	$—	$—
Operating leases	172.6	46.7	46.8	31.8	19.0	11.6	16.7
Inventory purchases(2)	460.3	159.7	137.2	47.8	27.0	23.4	65.2
Commitments to fund minority
investments/contingent
acquisition consideration (3)	533.3	32.5	31.6	16.5	72.7	95.0	285.0
Other(4)	199.0	56.1	52.3	27.8	19.4	17.4	26.0

Total	$4,131.3	$2,933.0	$396.0	$123.9	$138.1	$147.4	$392.9

Contractual obligations reflected in the balance sheet:
Long-term debt, excluding
capital leases(5)	$1,971.4	$—	$1,971.4	$—	$—	$—	$—
Capital leases	1.9	0.6	0.6	0.5	0.2	—	—
Other(6)	39.8	14.3	15.0	3.0	2.5	2.5	2.5

Total	$2,013.1	$14.9	$1,987.0	$3.5	$2.7	$2.5	$2.5

_________________

(1)	As these obligations were entered into as hedges, the majority of these obligations will be offset by gains/losses on the related assets, liabilities, and/or transactions being hedged.

(2)

We have included inventory purchase commitments, which are legally binding and specify minimum purchase quantities. These purchase commitments do not exceed our projected requirements and are in the normal course of business. These commitments do not include open purchase orders.

(3)

Certain commitments related to the funding of minority investments and/or previous acquisitions are contingent upon the achievement of certain product-related milestones and various other favorable operational conditions. While it is not certain if and/or when these payments will be made, the maturity dates included in this table reflect our best estimates.

(4)	These obligations include commitments to replace our existing legacy enterprise resource planning systems and certain research and development arrangements.

(5)

Long-term debt includes $1,971.4 million related to our contingent convertible debentures. These debentures were classified in long-term debt in the condensed consolidated balance sheets as of July 29, 2005. The holders will not have the option to require us to repurchase the outstanding securities (referred to as a put feature) until September 2006 or at the point our stock price reaches 110% of the conversion price for 20 trading days during a consecutive 30 trading day period.

(6)	These obligations include royalty payments and a financing arrangement associated with our fiscal year 2002 Kobayashi Pharmaceutical Co. acquisition.

Debt and Capital

Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percent of total interest-bearing debt and equity was 24.5% and 19.0% at July 29, 2005 and April 29, 2005, respectively.

In October 2003, our Board of Directors authorized the repurchase of up to 30 million shares of our common stock. Shares are repurchased from time to time to support our stock-based compensation programs and to take advantage of favorable market conditions. During the three months ended July 29, 2005 and July 30, 2004, we have repurchased approximately 4.4 million and 2.5 million shares at an average price of $52.51 and $47.51, respectively. The Company has approximately 11.3 million shares remaining under current buyback authorizations approved by the Board of Directors.

In September 2001, we completed a $2,012.5 million private placement of 1.25 percent Contingent Convertible Debentures due September 2021 (Old Debentures). Interest is payable semi-annually. Each Old Debenture is convertible into shares of common stock at an initial conversion price of $61.81 per share; however, the Old Debentures are not convertible before their final maturity unless the closing price of our common stock reaches 110% of the conversion price for 20 trading days during a consecutive 30 trading day period. The conversion price of the Old Debentures will be adjusted based on the occurrence of specified events, including a stock split, stock dividend, or cash dividend exceeding 15% of our market capitalization.

In September 2002 and 2004, as a result of certain holders of the Old Debentures exercising their put options, we repurchased $38.7 million, or 1.9%, and $0.6 million, or 0.03%, respectively, of the Old Debentures for cash. We may be required to repurchase the remaining securities at the option of the holders in September 2006, 2008, 2011 or 2016. Twelve months prior to the put options becoming exercisable, the remaining balance of the Old Debentures will be classified as short-term borrowings in the consolidated balance sheets. At each balance sheet date without a put option within the subsequent four quarters, the remaining balance will be classified as long-term debt in the consolidated balance sheets. For put options exercised by the holders, the purchase price is equal to the principal amount of the Old Debentures plus any accrued and unpaid interest on the Old Debentures to the repurchase date. If the repurchase option is exercised, we may elect to repurchase the Old Debentures with cash, our common stock, or some combination thereof. We may elect to redeem the Old Debentures for cash at any time after September 2006.

On January 24, 2005, we completed an exchange offer whereby holders of approximately 97.7% of the total principal amount of the Old Debentures exchanged their existing securities for an equal principal amount of 1.25 percent Contingent Convertible Debentures, Series B due 2021 (New Debentures), and an exchange fee of $2.50 per $1,000 principal amount. The terms of the New Debentures are consistent with the terms of the Old Debentures noted above, except that: (i) upon conversion, we will pay holders cash equal to the lesser of the principal amount of the New Debentures or their conversion value, and shares of our common stock to the extent the conversion value exceeds the principal amount; and (ii) the New Debentures require us to pay only cash (in lieu of shares of our common stock or a combination of cash and shares of our common stock) when we repurchase the New Debentures at the option of the holder or in connection with a change of control. The exchange fee paid to the holders of the New Debentures was capitalized and will be amortized over the twenty month period ending in September 2006.

Following the completion of the exchange offer, we repurchased approximately $1.8 million of the Old Debentures for cash. As of July 29, 2005, approximately $43.2 million aggregate principal amount of Old Debentures and $1,928.2 million aggregate principal amount of New Debentures remain outstanding.

We maintain a $2,250.0 million commercial paper program. This program allows us to have a maximum of $2,250.0 million in commercial paper outstanding, with maturities up to 364 days from the date of issuance. At July 29, 2005 and April 29, 2005, outstanding commercial paper totaled $1,228.1 million and $249.9 million, respectively. During the three months ended July 29, 2005, the weighted average annual original maturity of the commercial paper outstanding was approximately 30 days and the weighted average annual interest rate was 3.1%.

In connection with the issuance of the contingent convertible debentures and commercial paper, Standard and Poor’s Rating Group and Moody’s Investors Service issued us strong long-term debt ratings of AA- and A1, respectively, and strong short-term debt ratings of A-1+ and P-1, respectively. These ratings remain unchanged from the same period in the prior year.

We have existing lines of credit of approximately $2,804.7 million with various banks, at July 29, 2005. The existing lines of credit include two syndicated credit facilities totaling $1,750.0 million with various banks. The two credit facilities consist of a five-year $1,000.0 million facility, which we entered into on January 20, 2005, and which will expire on January 20, 2010, and a five-year $750.0 million facility, which we entered into on January 24, 2002, and which will expire on January 24, 2007. The five-year $1,000.0 million facility replaced the 364-day $500.0 million facility we previously maintained and which expired on January 24, 2005. This $1,000.0 million facility provides us with the ability to increase the capacity of the facility by an additional $250.0 million at any time during the life of the five-year term of the agreement. The credit facilities provide backup funding for the commercial paper program and may also be used for general corporate purposes.

Interest rates on these borrowings are determined by a pricing matrix, based on our long-term debt ratings assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. Facility fees are payable on the credit facilities and determined in the same manner as the interest rates. Under terms of the agreements, our consolidated tangible net worth must at all times be greater than or equal to $1,040.4 million, increased by an amount equal to 100% of the net cash proceeds from any equity offering occurring after January 24, 2002. Our consolidated tangible net worth, defined as consolidated assets less goodwill, intangible assets (other than patents, trademarks, licenses, copyrights and other intellectual property, and prepaid assets), and consolidated liabilities at July 29, 2005 and April 29, 2005 was approximately $6,131.6 million and $6,029.3 million, respectively. The agreements also contain other customary covenants and events of default, all of which we remain in compliance with as of July 29, 2005.

As of July 29, 2005, we have unused credit lines and commercial paper capacity of approximately $1,859.0 million.

Operations Outside of the United States

The following chart illustrates U.S. net sales versus net sales outside the U.S. for the three months ended July 29, 2005 and July 30, 2004:

For the three months ended July 29, 2005, consolidated net sales in the U.S. grew slightly faster than consolidated net sales outside the U.S. primarily as a result of CRM sales increases. Overall CRM sales increased approximately 17% in the U.S. while sales of our CRM products outside the U.S. grew 14%. Given the large sales base in the U.S. as compared to outside the U.S. and the decreased benefit from foreign currency as compared to the same period in the prior year, the CRM growth drove U.S. consolidated net sales to a higher growth percentage overall.

Net sales outside the U.S. are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. Outstanding receivables from customers outside the U.S. totaled $1,021.0 million at July 29, 2005, or 41.9%, of total outstanding accounts receivable, and $1,090.4 million at April 29, 2005, or 44.2%, of total outstanding accounts receivable. Operations outside the U.S. could be negatively impacted by changes in political, labor or economic conditions, changes in regulatory requirements or potentially adverse foreign tax consequences, among other factors.

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

Cautionary Factors That May Affect Future Results

Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, mergers and acquisitions, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed in the sections entitled “Government Regulation and Other Considerations” and “Cautionary Factors That May Affect Future Results” in our Annual Report on Form 10-K for the year ended April 29, 2005. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

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

We had foreign exchange derivative contracts outstanding in notional amounts of $2,766.1 million and $2,894.0 million at July 29, 2005 and April 29, 2005, respectively. The fair value of these contracts at July 29, 2005 was $171.1 million more than the original contract value. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at July 29, 2005 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10% against all currencies, the fair value of these contracts would increase/decrease by $276.6 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

We are also exposed to interest rate changes affecting principally our investments in interest rate sensitive instruments. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10% change in short-term interest rates compared to interest rates at July 29, 2005 indicates that the fair value of these instruments would change by $10.7 million.

We have entered into an agreement that expires in fiscal year 2006, to sell, at our discretion, specific pools of trade receivables in Japan. During the three months ended July 29, 2005 we did not sell any of our trade receivables to financial institutions in Japan. During the three months ended July 30, 2004 we sold $54.0 million of our trade receivables to financial institutions in Japan. Additionally, we entered into agreements to sell specific pools of receivables in Italy in the amount of $20.5 million during the three months ended July 29, 2005. There were no specific pools of receivables sold in Italy during the three months ended July 30, 2004. The discount cost related to the Japan and Italy sales was insignificant and recorded in interest income, net in the condensed consolidated statements of earnings.

In the third quarter of fiscal year 2004, we began lending certain fixed income securities to enhance our investment income. These lending activities are collateralized at an average rate of 102%, with the collateral determined based on the underlying securities and creditworthiness of the borrowers. The value of the securities on loan at July 29, 2005 and April 29, 2005 was $430.2 million and $361.3 million, respectively.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures and changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

Changes in internal control
We are in the process of implementing a new enterprise resource planning (ERP) system using a multi-phased approach. During the quarter covered by this report, Japan (an individually significant entity) implemented the new ERP system. As a result, management could not test the recurring internal controls. However, management performed other procedures and analysis to ensure the financial statements were materially correct for the three months ended July 29, 2005. There have been no other changes in the Company’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company currently intends to implement the next phase of this ERP system in its European geographies beginning in the third quarter of fiscal year 2006.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

A discussion of the Company’s policies with respect to legal proceedings is discussed in the management’s discussion and analysis and our legal proceedings and other loss contingencies are described in Note 15 of the condensed consolidated financial statements. The description of our legal proceedings in Note 15 of the condensed consolidated financial statements to this filing is incorporated herein by reference.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the shares repurchased by Medtronic during the first quarter of fiscal year 2006:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
04/30/05 – 05/27/05	—	—	—	—
05/28/05 – 07/01/05	3,295,500	52.64	3,295,500	12,309,745
07/02/05 – 07/29/05	1,056,500	52.08	1,056,500	11,253,245

Total	4,352,000	$52.51	4,352,000	11,253,245

_________________
(1)

In October 2003, our Board of Directors authorized the repurchase of up to 30 million shares of our common stock. We purchased these shares pursuant to this repurchase program publicly announced on November 12, 2003.

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

Medtronic, Inc. (Registrant)

Date: September 1, 2005	/s/ Arthur D. Collins, Jr.

Arthur D. Collins, Jr. Chairman of the Board and Chief Executive Officer

Date: September 1, 2005	/s/ Gary L. Ellis

Gary L. Ellis Senior Vice President and Chief Financial Officer