Form 10-Q
period 2005-10-28
MEDTRONIC INC
filed 2005-12-06
CIK 64670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 28, 2005

Commission File Number 1-7707

MEDTRONIC, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0793183
(State of incorporation)	(I.R.S. Employer
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

Shares of common stock, $.10 par value, outstanding on November 30, 2005: 1,209,595,362

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended		Six months ended

	October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004

	(in millions, except per share data)
Net sales	$2,765.4	$2,399.8	$5,455.8	$4,745.9

Costs and expenses:
Cost of products sold	694.8	584.8	1,348.6	1,135.1
Research and development expense	275.4	232.7	538.6	462.4
Selling, general and administrative expense	903.2	772.0	1,785.6	1,541.7
Purchased in-process research and development (IPR&D)	—	—	363.8	—
Special charges	100.0	—	100.0	—
Other expense, net	40.5	62.9	91.5	117.5
Interest income, net	(13.4)	(7.1)	(28.8)	(11.4)

Total costs and expenses	2,000.5	1,645.3	4,199.3	3,245.3

Earnings before income taxes	764.9	754.5	1,256.5	1,500.6

Income tax (benefit) provision	(51.6)	218.8	119.4	435.2

Net earnings	$816.5	$535.7	$1,137.1	$1,065.4

Earnings per share:

Basic	$0.68	$0.44	$0.94	$0.88

Diluted	$0.67	$0.44	$0.93	$0.87

Weighted average shares outstanding:

Basic	1,208.6	1,209.5	1,209.6	1,209.3
Diluted	1,222.5	1,221.4	1,222.4	1,221.2

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 28, 2005	April 29, 2005

	(dollars in millions, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$1,947.8	$2,232.2
Short-term investments	2,229.5	1,159.4
Accounts receivable, less allowances of $175.5 and $174.9, respectively	2,316.2	2,292.7
Inventories	1,126.6	981.4
Deferred tax assets, net	81.5	385.6
Prepaid expenses and other current assets	417.4	370.2

Total current assets	8,119.0	7,421.5

Property, plant and equipment	3,707.2	3,628.6
Accumulated depreciation	(1,825.0)	(1,769.3)

Net property, plant and equipment	1,882.2	1,859.3

Goodwill	4,331.1	4,281.2
Other intangible assets, net	1,632.8	1,018.0
Long-term investments	1,346.0	1,565.7
Other assets	456.4	471.7

Total assets	$17,767.5	$16,617.4

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$2,835.1	$478.6
Accounts payable	340.7	371.8
Accrued compensation	598.3	542.2
Accrued income taxes	674.7	923.3
Other accrued expenses	450.3	1,064.1

Total current liabilities	4,899.1	3,380.0

Long-term debt	1,001.2	1,973.2
Deferred tax liabilities, net	370.9	478.1
Long-term accrued compensation	171.9	157.9
Other long-term liabilities	190.7	178.7

Total liabilities	6,633.8	6,167.9

Commitments and contingencies (Note 16)	—	—

Shareholders’ equity:
Preferred stock— par value $1.00	—	—
Common stock— par value $0.10	120.7	121.0
Retained earnings	10,843.8	10,178.5
Accumulated other non-owner changes in equity	169.2	150.0

Total shareholders’ equity	11,133.7	10,449.5

Total liabilities and shareholders’ equity	$17,767.5	$16,617.4

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended

	October 28, 2005	October 29, 2004

	(dollars in millions)
OPERATING ACTIVITIES:
Net earnings	$1,137.1	$1,065.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	268.7	223.7
Purchased in-process research and development	363.8	—
Provision for doubtful accounts	3.5	10.0
Tax benefit from exercise of stock options	66.0	39.0
Deferred income taxes	191.5	17.1
Change in operating assets and liabilities:
Accounts receivable	(73.7)	(90.4)
Inventories	(189.2)	(54.2)
Accounts payable and accrued liabilities	(798.5)	139.7
Other operating assets and liabilities	45.0	(28.8)

Net cash provided by operating activities	1,014.2	1,321.5

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(285.2)	(54.1)
Purchase of intellectual property	(793.6)	—
Additions to property, plant and equipment	(228.9)	(196.7)
Purchases of marketable securities	(1,921.9)	(456.6)
Sales and maturities of marketable securities	1,012.9	439.1
Other investing activities, net	(12.0)	39.5

Net cash used in investing activities	(2,228.7)	(228.8)

FINANCING ACTIVITIES:
Increase in short-term borrowings, net	386.3	4.0
Increase in long-term debt, net	993.9	—
Dividends to shareholders	(232.5)	(202.5)
Issuance of common stock	258.4	116.3
Repurchase of common stock	(564.0)	(245.6)

Net cash provided by (used in) financing activities	842.1	(327.8)

Effect of exchange rate changes on cash and cash equivalents	88.0	(61.2)

Net change in cash and cash equivalents	(284.4)	703.7

Cash and cash equivalents at beginning of period	2,232.2	1,593.7

Cash and cash equivalents at end of period	$1,947.8	$2,297.4

Supplemental Cash Flow Information
Cash Paid For:
Income taxes	$106.1	$230.1
Interest	44.0	27.5
Supplemental Noncash Investing and Financing Activities:
Deferred payments for purchases of intellectual property	$30.0	$—
Reclassification of debentures from short-term to long-term debt	—	1,973.2
Reclassification of debentures from long-term to short-term debt	1,971.4	—

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial condition, and cash flows in conformity with accounting principles generally accepted in the U.S. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Medtronic, Inc. and its subsidiaries (Medtronic or the Company) for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 29, 2005.

Note 2 — Stock-Based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method as prescribed under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25) and related Interpretations. Accordingly, the Company would record compensation expense if the quoted market price on the date of grant exceeds the exercise price. Compensation expense for stock options and other equity based awards is calculated as the number of options or shares granted multiplied by the amount the market price exceeds the exercise price. For options or shares with a vesting period, the expense is recognized over the vesting period. Compensation expense is recognized immediately for options or shares that are fully vested on the date of grant. Performance shares are expensed over the performance period based on the probability of achieving the performance objectives. The Company has not recognized any stock option related employee compensation expense during the three and six months ended October 28, 2005 or October 29, 2004. Stock-based compensation expense included in reported net earnings relates primarily to restricted stock awards.

If the Company had elected to recognize compensation expense for its employee stock-based compensation plans based on the fair values at the grant dates, consistent with the methodology prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123) net earnings and earnings per share would have been reported as follows (dollars in millions, except per share amounts):

	Three months ended		Six months ended

	October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004

Net earnings as reported	$816.5	$535.7	$1,137.1	$1,065.4
Add: Stock-based compensation expense included in reported
net earnings (1)	4.4	3.4	7.6	6.4
Deduct: Stock-based compensation expense determined under
fair value method for all awards (1)	(29.6)	(104.2)	(64.9)	(140.8)

Pro forma	$791.3	$434.9	$1,079.8	$931.0

Basic Earnings Per Share:
As reported	$0.68	$0.44	$0.94	$0.88
Pro forma	0.65	0.36	0.89	0.77
Diluted Earnings Per Share:
As reported	$0.67	$0.44	$0.93	$0.87
Pro forma	0.65	0.36	0.89	0.76
_________________
(1)	Compensation cost under the fair value method is net of related tax effects.

Most of the Company’s stock option awards provide for immediate vesting upon retirement, death or disability of the participant. The Company has traditionally accounted for the pro forma compensation expense related to stock-based awards made to retirement eligible individuals using the nominal vesting period of the grant. The nominal vesting approach requires recognition of the compensation expense over the vesting period except in the instance of the participant’s actual retirement. The Financial Accounting Standards Board (FASB) clarified the accounting for stock-based awards made to retirement eligible individuals with the issuance of SFAS No. 123(R), “Share Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) explicitly provides that the vesting period for a grant made to a retirement eligible employee is considered non-substantive and should be ignored when determining the period over which the award should be expensed. Upon adoption of SFAS No. 123(R) in the first quarter of fiscal year 2007, the Company will be required to expense stock-based awards over the period between grant date and retirement eligibility or immediately if the employee is retirement eligible at the date of grant. If the Company had historically accounted for stock-based awards made to retirement eligible individuals under the requirements of SFAS No. 123(R), the pro forma expense disclosed above would have been decreased by $2.9 million and $1.4 million for the three months ended October 28, 2005 and October 29, 2004, respectively and would have been decreased by $6.9 million and $7.5 million for the six months ended October 28, 2005 and October 29, 2004, respectively.

In response to numerous external factors, including rising medical benefit costs and evolving workforce demographics, the Company completed an extensive study to realign its portfolio of employee benefits. As a result of this study and the planned changes to employee benefits, including the cessation of the Employee Stock Ownership Plan contribution at the end of fiscal year 2005 and changes to both the U.S. defined benefit pension and post-retirement medical plans, the Company awarded fully vested, nonqualified stock options to eligible employees as part of its annual broad employee-based stock option award, which took place during the second quarter of fiscal year 2005. Due to the immediate vesting provisions, this award, with an aggregate fair value, net of tax, of $64.2 million, resulted in increased pro forma compensation expense for the three and six months ended October 29, 2004 as compared to the typical grant that is expensed over a four-year vesting period. Executive officers who received stock options in connection with the annual grant did not receive fully vested awards, but instead received awards subject to the Company’s standard policy on option vesting, which is generally over a four-year period. The broad employee-based stock option award granted during the second quarter of fiscal year 2006 carried the standard four-year vesting provisions.

Note 3 — New Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (FSP FAS 115-1) which replaces the measurement and recognition guidance set forth in the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and codifies certain existing guidance on investment impairment. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for an impaired debt security. FSP FAS 115-1 is effective for the Company beginning in the fourth quarter of fiscal year 2006. Adoption of FSP FAS 115-1 is not expected to have a material impact on the Company’s consolidated earnings, financial condition or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4,” which adopts wording from the International Accounting Standards Board’s (IASB) IAS 2 “Inventories” in an effort to improve the comparability of cross-border financial reporting. The FASB and IASB both believe the standards have the same intent; however, an amendment to the wording was adopted to avoid inconsistent application. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The Statement is effective for the Company beginning in fiscal year 2007. Adoption is not expected to have a material impact on the Company’s consolidated earnings, financial condition or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment.” This Statement is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123(R) requires the recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments that are forfeited because employees do not render the required service period. In April 2005, the Securities and Exchange Commission (SEC) issued release No. 33-8568 which delayed the implementation of SFAS 123(R). The Statement is now effective for the Company beginning in the first quarter of fiscal year 2007.

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

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method under APB Opinion No. 25 and, as such, generally recognizes no compensation expense for employee stock options. Accordingly, the adoption of the fair value method under SFAS No. 123(R) will have a significant impact on the Company’s consolidated earnings, although it will have no impact on the Company’s financial condition or cash flows. The Company believes the pro forma disclosure in Note 2, “Stock-based Compensation,” provides an appropriate short-term indicator of the level of expense that will be recognized in accordance with SFAS No. 123(R). However, the total expense recorded in future periods will depend on several variables, including the number of share-based awards granted, the number of grants that ultimately vest, and the fair value assigned to those awards.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN No. 47). This Interpretation clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and requires a liability to be recorded for a conditional obligation if the fair value of the obligation can be reasonably estimated. FIN No. 47 maintains the notion of a liability being recognized when a legal obligation exists, but clarifies the timing of accrual recognition. This Interpretation is effective for the Company beginning in fiscal year 2007. Adoption is not expected to have a material impact on the Company’s consolidated earnings, financial condition or cash flows.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154), a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes.” SFAS No. 154 changes the requirements related to accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and changes required by a new accounting pronouncement, in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle versus the previous guidance which allowed the recording of the impact of an accounting change in the current period’s net income as a cumulative effect adjustment. The Statement is effective for the Company beginning in fiscal year 2007. Adoption is not expected to have a material impact on the Company’s consolidated earnings, financial condition or cash flows.

Note 4 — Acquisitions

During the second quarter of fiscal year 2006, the Company acquired all the outstanding stock of Image-Guided Neurologics, Inc. (IGN), a privately held company. Prior to the acquisition, the Company had an equity investment in IGN, which was accounted for under the cost method of accounting. IGN specializes in precision navigation and delivery technologies for brain surgery. The IGN product line includes the NexFrame™ disposable, “frameless” sterotactic head frame, which is used in conjunction with image-guided surgery systems during deep brain stimulation. This acquisition complements the Company’s position in deep brain stimulation by offering instruments that simplify the procedure for surgeons and improve patient comfort during surgery.

The total consideration for IGN was approximately $65.1 million, which includes $57.9 million in net cash paid. The $57.9 million in net cash paid results from the $65.1 million in consideration less the value of the Company’s prior investment in IGN and IGN’s existing cash balance. As a result of the acquisition of IGN, the Company acquired $22.3 million of intangible assets of which $22.2 million are technology-based intangible assets that have an estimated useful life of 12 years. Goodwill of $41.5 million related to the acquisition was assigned entirely to the Neurological and Diabetes operating segment. This goodwill is not deductible for tax purposes.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed (dollars in millions):

Current assets	$3.1
Property, plant and equipment	0.5
Other intangible assets	22.3
Goodwill	41.5

Total assets acquired	67.4

Current liabilities	1.3
Deferred tax liability – long term	1.0

Total liabilities assumed	2.3

Net assets acquired	$65.1

The results of operations related to IGN have been included in the Company’s condensed consolidated statements of earnings since the date of the acquisition.

In the first quarter of fiscal year 2006, the Company acquired all of the outstanding stock of Transneuronix, Inc. (TNI), a privately held company. Prior to the acquisition, the Company had an equity investment in TNI, which was accounted for under the cost method of accounting. TNI focused on the treatment of obesity by stimulation of the stomach with an Implantable Gastric Stimulator (IGS™), known as the Transcend™ device. This acquisition is expected to complement the Company’s formation of a new business unit, Obesity Management and the Company’s strategy to deliver therapeutic solutions for the worldwide challenges of obesity. Obesity Management is part of the Neurological and Diabetes operating segment.

The consideration for TNI was approximately $268.7 million, which includes $227.3 million in net cash paid. The $227.3 million in net cash paid results from the $268.7 million in consideration less the value of the Company’s prior investment in TNI and TNI’s existing cash balance. The purchase price is subject to increases which would be triggered by the achievement of certain milestones.

As a result of the acquisition of TNI, the Company acquired $54.6 million of intangible assets of which $54.4 million are technology-based intangible assets that have an estimated useful life of 15 years and $168.7 million of IPR&D that was expensed on the date of acquisition. Goodwill of $50.5 million related to the acquisition was assigned entirely to the Neurological and Diabetes operating segment. This goodwill is not deductible for tax purposes.

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed (dollars in millions):

Current assets	$13.6
Other intangible assets	54.6
IPR&D	168.7
Goodwill	50.5

Total assets acquired	287.4

Current liabilities	14.1
Deferred tax liability – long term	4.6

Total liabilities assumed	18.7

Net assets acquired	$268.7

The results of operations related to TNI have been included in the Company’s condensed consolidated statements of earnings since the date of the acquisition.

The pro forma impact of the IGN and TNI acquisitions was not significant, individually or in the aggregate, to the results of the Company for the three and six months ended October 28, 2005 or October 29, 2004.

In the first quarter of fiscal year 2006, the Company acquired substantially all of the spine-related intellectual property and related contracts, rights, and tangible materials owned by Gary Michelson, M.D. and Karlin Technology, Inc. (Michelson) and settled all outstanding litigation and disputes between Michelson and the Company. The acquired patents pertain to novel spinal technology and techniques that have both current application and the potential for future patentable commercial products. The agreement requires total consideration of $1,350.0 million for the purchase of a portfolio of more than 100 issued U.S. patents, over 110 pending U.S. patent applications and numerous foreign counterparts to these patents and the settlement of all ongoing litigation. A value of $550.0 million was assigned to the settlement of past damages between the parties and was recorded as an expense in the fourth quarter of fiscal year 2005. The remaining consideration, including direct acquisition costs, was allocated between $627.5 million of acquired technology based intangible assets that have a useful life of 17 years and $175.1 million of IPR&D that was expensed on the date of acquisition. During the first quarter of fiscal year 2006, the Company paid $1,320.0 million and committed to three future installments of $10.0 million to be paid in May 2006, 2007, and 2008.

During the second quarter of fiscal year 2005, the Company acquired substantially all of the assets of Coalescent Surgical, Inc. (Coalescent). Coalescent developed the U-Clip™ Anastomotic Device and the SPYDER™ Proximal Anastomotic Device. The U-Clip device creates high-quality anastomoses (a seamless connection) without sutures and is primarily used in coronary artery bypass surgery. The SPYDER device automatically deploys a series of U-Clip devices when attaching the bypass graft to the aorta. This acquisition complemented the Company’s surgical product line and strategy to develop technologies to promote surgical procedures that produce better patient outcomes, and reduce trauma and hospitalization. The consideration paid for Coalescent was approximately $59.1 million in cash, including a $5.0 million milestone payment made in March 2005 for the successful transition of product and technology to the Company following the acquisition. The purchase price remains subject to purchase price increases, which would be triggered by the achievement of certain milestones.

In connection with the acquisition of Coalescent, the Company acquired $42.2 million of technology-based intangible assets that have an estimated useful life of 12 years, $1.5 million of other intangible assets with an estimated useful life of 5 years, and $12.0 million of goodwill, including the $5.0 million milestone payment. The goodwill was assigned entirely to the Cardiac Surgery operating segment and is deductible for tax purposes.

The following table summarizes the allocation of the Coalescent purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Current assets	$2.6
Property, plant and equipment	1.3
Other intangible assets, net	43.7
Goodwill	12.0

Total assets acquired	59.6

Current liabilities	0.5

Total liabilities assumed	0.5

Net assets acquired	$59.1

The pro forma impact of the Coalescent acquisition was not significant to the results of operations of the Company for the three and six months ended October 29, 2004. The results of operations related to Coalescent have been included in the Company’s consolidated statements of earnings since the date of acquisition.

Contingent Consideration

Certain of the Company’s business combinations involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. While it is not certain if and/or when these payments will be made, the Company has developed an estimate of the potential contingent consideration for each of its acquisitions with an outstanding potential obligation. At October 28, 2005, the estimated potential amount of future contingent consideration that the Company is expected to make associated with all business combinations is approximately $480.0 million. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2006 to 2012 in order for the consideration to be paid.

Note 5 — Special and IPR&D Charges

Special charges (such as certain litigation, restructuring charges, and certain tax adjustments) and IPR&D charges result from unique facts and circumstances that likely will not recur with similar materiality or impact on continuing operations.

	Three months ended		Six months ended

	October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004

Special charges	$(100.0)	$—	$(100.0)	$—
IPR&D	—	—	(363.8)	—

Total special and IPR&D charges, pre-tax	(100.0)	—	(463.8)	—
Less tax benefit of special and IPR&D charges	34.4	—	102.9	—
Less tax benefit from the reversal of tax reserves	225.0	—	225.0	—

Total special and IPR&D benefits (charges), after tax	$159.4	$—	$(135.9)	$—

Special Charges:

During the three and six months ended October 28, 2005, the Company recorded a $225.0 million tax benefit associated with favorable agreements reached with the U.S. Internal Revenue Service (IRS) involving the review of fiscal years 1997 through 2002 domestic income tax returns. In the second quarter of fiscal year 2006, the Company also recorded a $100.0 million pre-tax charitable donation to the Medtronic Foundation, which is a related party non-profit organization. The donation to the Medtronic Foundation was paid in the second quarter of fiscal year 2006.

There were no special charges during the three and six months ended October 29, 2004.

IPR&D:

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

In the first quarter of fiscal year 2006, the Company also entered into a royalty bearing, non-exclusive patent cross-licensing agreement with NeuroPace, Inc. Under the terms of the agreement, the two companies cross-licensed patents and patent applications of neurological technology related to direct electrical stimulation or monitoring of the brain. On the date of the agreement, $20.0 million was expensed as IPR&D related to the licensed technology since technological feasibility of the project had not yet been reached and had no future alternative use. This licensed technology is expected to enhance the Company’s ability to further develop and expand its therapies for neurological disorders.

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

Note 6 — Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows (dollars in millions):

	October 28, 2005	April 29, 2005

Finished goods	$706.9	$606.9
Work in process	168.8	148.0
Raw materials	250.9	226.5

Total	$1,126.6	$981.4

Note 7 — Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended October 28, 2005 are as follows (dollars in millions):

October 28, 2005

Balance at April 29, 2005	$4,281.2
Goodwill as a result of acquisitions	92.0
Purchase accounting adjustments (1)	(32.2)
Currency adjustment, net	(9.9)

Balance at October 28, 2005	$4,331.1

(1)   Includes $32.0 million related to the reversal of tax valuation allowances on deferred tax assets previously established with certain prior year acquisitions. The reversal is a result of favorable agreements reached with the IRS involving the review of fiscal years 1997 through 2002 domestic income tax returns.

Intangible assets, excluding goodwill, as of October 28, 2005 and April 29, 2005 are as follows (dollars in millions):

	Purchased Technology and Patents	Trademarks and Tradenames	Other	Total

As of October 28, 2005:
Amortizable intangible assets
Original cost	$1,734.3	$264.7	$240.3	$2,239.3
Accumulated amortization	(375.0)	(110.3)	(121.2)	(606.5)

Carrying value	$1,359.3	$154.4	$119.1	$1,632.8

As of April 29, 2005:
Amortizable intangible assets
Original cost	$1,030.6	$264.7	$247.6	$1,542.9
Accumulated amortization	(319.2)	(97.1)	(108.6)	(524.9)

Carrying value	$711.4	$167.6	$139.0	$1,018.0

Amortization expense is classified in other expense, net in the Company’s condensed consolidated statements of earnings. Amortization expense for the three and six months ended October 28, 2005 was approximately $43.7 million and $84.9 million, respectively, and for the three and six months ended October 29, 2004 was approximately $30.8 million and $60.8 million, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets is as follows (dollars in millions):

Fiscal Year	Amortization Expense

Remaining 2006	$87.5
2007	161.8
2008	158.4
2009	150.3
2010	137.4
Thereafter	937.4

$1,632.8

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

Changes in the Company’s product warranties during the six months ended October 28, 2005 and October 29, 2004 consisted of the following (dollars in millions):

	Six Months Ended

	October 28, 2005	October 29, 2004

Balance at the beginning of the period	$42.9	$35.5
Warranties issued during the period	26.7	5.5
Settlements made during the period	(26.9)	(11.3)

Balance at the end of the period	$42.7	$29.7

Note 9 — Financing Arrangements

In September 2005, the Company issued two tranches of long-term debt with the aggregate face value of $1,000.0 million. The first tranche consisted of $400.0 million of 4.375 percent Senior Notes due 2010 and the second tranche consisted of $600.0 million of 4.750 percent Senior Notes due 2015. Each tranche was issued at a discount which resulted in an effective rate of 4.433 percent and 4.760 percent for the five and ten year Senior Notes, respectively. Interest on each series of Senior Notes is payable semi-annually, on March 15 and September 15 of each year, beginning March 15, 2006. The Senior Notes are unsecured unsubordinated obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The Senior Notes contain other customary covenants and events of default, all of which the Company remains in compliance with as of October 28, 2005. The Company used the net proceeds from the sale of the Senior Notes for repayment of a portion of its outstanding commercial paper.

Pursuant to the agreements governing the Senior Notes the Company has agreed to file a registration statement with the SEC within 90 days following the issuance date and to have the registration statement declared effective no later than 180 days after the issuance date. The registered notes will be substantially identical to each originally issued series of Senior Notes. Although the Company intends to file the registration statement within the previously described time period, it cannot assure that it will become effective within the required timeframe. The Company has agreed to pay an increased interest rate to holders of the Senior Notes if such condition is not met. Following a default caused by the lack of an effective registration statement by such date, the interest rate on the Senior Notes will accrue at an increased rate per annum of 0.25% of aggregate principal amount for the first 90-day period following the default. If after 90 days the registration statement is still not effective, the interest rate on the Senior Notes will accrue at an increased rate per annum of 0.50% of aggregate principal amount until the exchange offer is completed.

As of October 28, 2005 the Company reclassified $1,971.4 million of contingent convertible debentures from long-term debt to short-term borrowings. These contingent convertible debentures were reclassified to short-term borrowings because the September 2006 put option is less than 12 months away.

Note 10 — Comprehensive Income and Accumulated Other Non-Owner Changes in Equity

In addition to net earnings, comprehensive income includes changes in foreign currency translation adjustments (including the change in current exchange rates, or spot rates, of net investment hedges), unrealized gains and losses on foreign exchange derivative contracts qualifying and designated as cash flow hedges, minimum pension liabilities, and unrealized gains and losses on available-for-sale marketable securities. Comprehensive income for the three months ended October 28, 2005 and October 29, 2004 was $833.0 million and $593.2 million, respectively. Comprehensive income for the six months ended October 28, 2005 and October 29, 2004 was $1,156.3 million and $1,136.5 million, respectively.

Presented below is a summary of activity for each component of accumulated other non-owner changes in equity (dollars in millions):

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Foreign Exchange Derivatives	Minimum Pension Liability	Unrealized Gain (Loss) on Investments	Accumulated Other Non-Owner Changes in Equity

Balance April 29, 2005	$190.9	$(10.8)	$(15.4)	$(14.7)	$150.0
Period Change	(45.6)	48.4	0.8	(0.9)	2.7

Balance July 29, 2005	145.3	37.6	(14.6)	(15.6)	152.7
Period Change	12.0	6.9	(0.1)	(2.3)	16.5

Balance October 28, 2005	$157.3	$44.5	$(14.7)	$(17.9)	$169.2

Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to our non-U.S. subsidiaries, which are considered permanent in nature. The tax expense on the unrealized gain on derivatives for the three and six months ended October 28, 2005 was $3.6 million and $30.0 million, respectively. The tax impact on the minimum pension liability and unrealized loss on investments was not material for the three and six months ended October 28, 2005.

Note 11 — Retirement Benefit Plans

The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), defined contribution savings plans, post-retirement medical plans (post-retirement benefits), and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the pension and post-retirement medical plans include the following components for the three and six months ended October 28, 2005 and October 29, 2004 (dollars in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits

	Three months ended		Three months ended		Three months ended

	October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004

Service cost	$12.9	$11.8	$6.1	$3.3	$2.7	$3.0
Interest cost	9.7	8.5	2.8	2.2	2.5	2.6
Expected return on plan assets	(16.1)	(13.3)	(2.6)	(2.0)	(1.9)	(1.5)
Amortization of prior service cost	3.3	2.8	0.8	0.5	0.9	1.2

Net periodic benefit cost	$9.8	$9.8	$7.1	$4.0	$4.2	$5.3

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits

	Six months ended		Six months ended		Six months ended

	October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004

Service cost	$25.8	$23.6	$12.2	$6.6	$5.4	$6.0
Interest cost	19.4	17.0	5.6	4.4	5.0	5.2
Expected return on plan assets	(32.2)	(26.6)	(5.2)	(4.0)	(3.8)	(3.0)
Amortization of prior service cost	6.6	5.6	1.6	1.0	1.8	2.4
Curtailment charges	2.3	—	—	—	0.7	—

Net periodic benefit cost	$21.9	$19.6	$14.2	$8.0	$9.1	$10.6

Effective May 1, 2005, the Company froze participation in the existing defined benefit pension plan in the U.S. and implemented two new plans including an additional defined benefit pension plan and a new defined contribution pension plan, respectively: the Personal Pension Account (PPA) and the Personal Investment Account (PIA). Participants in the PPA will receive an annual allocation of their salary and bonus on which they will receive an annual guaranteed rate of return which is based on the 10-year Treasury bond rate. Participants in the PIA also receive an annual allocation of their salary and bonus, however they are allowed to determine how to invest their funds among identified fund alternatives. The cost associated with the PPA is included in the U.S. Pension Benefits table above and the defined contribution cost associated with the PIA was approximately $6.3 million and $9.3 million for the three and six months ended October 28, 2005, respectively.

Note 12 — Interest (Income)/Expense

Interest income and interest expense for the three and six month periods ended October 28, 2005 and October 29, 2004 are as follows (dollars in millions):

	Three months ended		Six months ended

	October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004

Interest income	$(41.8)	$(21.5)	$(78.6)	$(38.4)
Interest expense	28.4	14.4	49.8	27.0

Interest income, net	$(13.4)	$(7.1)	$(28.8)	$(11.4)

Note 13 — Income Taxes

During the three and six months ended October 28, 2005, the Company recorded a $225.0 million tax benefit associated with favorable agreements reached with the IRS involving the review of fiscal years 1997 through 2002 domestic income tax returns. The $225.0 million tax benefit is recorded in income tax (benefit) provision on the condensed consolidated statements of earnings for the three and six months ended October 28, 2005. As a result of the agreements reached with the IRS, the Company has made approximately $326.0 million in incremental tax payments during the third quarter of fiscal year 2006. These payments will reduce accrued income taxes in the third quarter of fiscal year 2006 condensed consolidated balance sheet.

On October 22, 2004, the American Jobs Creation Act of 2004 (Jobs Creation Act) became law. The Jobs Creation Act allows U.S. corporations a one-time deduction of 85 percent of certain “cash dividends” received from controlled foreign corporations. In the fourth quarter of fiscal year 2005, the Company recorded a deferred tax liability of $48.5 million based on its intention to repatriate $933.7 million. The Company expects to repatriate the funds in the fourth quarter of fiscal year 2006.

Note 14 — Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan (ESPP). As a result of the adoption of EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” the computation of diluted earnings per share for the three and six months ended October 28, 2005 also includes approximately 700,000 shares of common stock related to the Company’s 1.25 percent Contingent Convertible Debentures (Old Debentures). As required, diluted shares outstanding for the three and six months ended October 29, 2004 were also restated to include these shares. However, the inclusion of the shares issuable upon conversion of the Old Debentures did not impact diluted earnings per share as previously reported. Because the principal value of the 1.25 percent Contingent Convertible Debentures, Series B (New Debentures) is settled only in cash, the potentially dilutive common shares related to the New Debentures would only be included in the diluted earnings per share calculation at such time in the future when the Company’s stock price rises above the conversion price. The dilutive impact would be equal to the number of shares needed to satisfy the “in-the-money” value of the New Debentures, assuming conversion.

Presented below is a reconciliation between basic and diluted earnings per share (in millions, except per share data):

	Three months ended		Six months ended

	October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004

Numerator:
Net earnings	$816.5	$535.7	$1,137.1	$1,065.4
Denominator:
Basic – weighted average shares outstanding	1,208.6	1,209.5	1,209.6	1,209.3
Effect of dilutive securities:
Employee stock options	11.3	9.5	10.9	9.6
Shares issuable upon conversion of Old Debentures	0.7	0.7	0.7	0.7
Other	1.9	1.7	1.2	1.6

Diluted – weighted average shares outstanding	1,222.5	1,221.4	1,222.4	1,221.2

Basic earnings per share	$0.68	$0.44	$0.94	$0.88
Diluted earnings per share	$0.67	$0.44	$0.93	$0.87

The calculation of weighted average diluted shares outstanding excludes options for approximately 0.9 million and 2.0 million common shares for the three and six months ended October 28, 2005, respectively, and 12.2 million common shares for each of the three and six months ended October 29, 2004, as the exercise price of those options was greater than the average market price for the period, resulting in an anti-dilutive effect on diluted earnings per share.

Note 15 — Segment and Geographic Information

Segment information:

The Company maintains five operating segments, which are aggregated into one reportable segment — the manufacture and sale of device-based medical therapies. Each of the Company’s operating segments has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments, and shared infrastructures. Net sales by operating segment are as follows (dollars in millions):

	Three months ended		Six months ended

	October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004

Cardiac Rhythm Management	$1,289.1	$1,103.7	$2,557.5	$2,200.4
Spinal, ENT, and Navigation	603.5	505.6	1,192.2	990.1
Neurological and Diabetes	486.7	429.9	949.8	838.2
Vascular	225.0	201.5	429.6	397.2
Cardiac Surgery	161.1	159.1	326.7	320.0

	$2,765.4	$2,399.8	$5,455.8	$4,745.9

Geographic information:

Net sales to external customers by geography are as follows (dollars in millions):

	Three months ended		Six months ended

	October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004

United States	$1,895.9	$1,620.5	$3,720.9	$3,212.1
Europe	537.6	478.0	1,085.7	955.8
Asia Pacific	253.7	238.9	502.6	461.7
Other Foreign	78.2	62.4	146.6	116.3

	$2,765.4	$2,399.8	$5,455.8	$4,745.9

Note 16 — Contingencies

The Company is involved in a number of legal actions, the outcomes of which are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, which, if granted, could require significant expenditures or result in lost revenues. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. While it is not possible to predict the outcome for most of the actions discussed below and the Company believes that it has meritorious defenses against these matters, it is possible that costs associated with them could have a material adverse impact on the consolidated earnings, financial condition or cash flows of any one interim or annual period. Unless explicitly described, as of October 28, 2005, the Company has not recorded reserves regarding these matters in the condensed consolidated financial statements as a negative outcome is not considered probable and/or cannot be reasonably estimated.

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

On September 12, 2000, Cordis filed an additional suit against Medtronic Vascular in U.S. District Court for the District of Delaware alleging that Medtronic Vascular’s S670, S660 and S540 stents infringe the patents asserted in the October 1997 Cordis case above. The Court temporarily stayed proceedings in this suit until the appeals were decided in the 1997 case. The District Court thereafter lifted that stay, and Cordis has now added claims that Medtronic Vascular’s S7 and Driver stents infringe the asserted patents. Medtronic Vascular made a motion to stay the trial proceedings pending arbitration of Medtronic Vascular’s defense that its products are licensed under a 1997 Agreement between Medtronic Vascular and Cordis. The Court has granted that motion and the District Court proceedings have been stayed pending an arbitration of the license issues. The arbitration commenced November 14, 2005 before a panel of three neutral arbitrators. The scope of the arbitration is limited to the question of whether the products that are the subject of the lawsuit are covered by the 1997 Agreement, and also whether a separate covenant by J&J not to sue Medtronic and its affiliates contained within a 1998 amendment to the 1997 Agreement precludes the lawsuit. The arbitration concluded on November 20, 2005, with post arbitration briefing and final arguments scheduled for January 2006. A final, nonappealable decision from the panel is expected in early calendar year 2006. Further proceedings in the 2000 lawsuit which was previously stayed pending the results of the arbitration will depend upon the outcome of the arbitration.

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

On October 31, 2002, the U.S. Department of Justice filed a notice that the U.S. was declining to intervene in an action against Medtronic filed under seal in 1998 by two relators, private attorneys who filed suit under the qui tam provisions of the federal False Claims Act. Relators alleged that Medtronic defrauded the U.S. Food and Drug Administration (FDA) in obtaining pre-market approval to manufacture and sell Models 4004, 4004M, 4504 and 4504M pacemaker leads in the late 1980s and early 1990s. Relators further alleged that Medtronic did not provide information about testing of the pacemaker leads to the FDA in the years after the agency’s approval of the leads. Pursuant to the requirements of the False Claims Act, the case remained under seal while the U.S. Department of Justice determined whether to intervene in the action and directly pursue the claims on behalf of the U.S. On June 6, 2003, Medtronic’s motion to dismiss the action on several grounds was denied by the U.S. District Court for the Southern District of Ohio. The Sixth Circuit Court of Appeals accepted an interlocutory appeal to review that decision, and on April 6, 2005, a panel of the Sixth Circuit reversed the District Court and remanded the case for dismissal. Relators petitioned the Sixth Circuit for a rehearing which was denied. The relators have petitioned the U.S. Supreme Court seeking its review of the dismissal. After all briefing is completed, the parties will await a decision from the Supreme Court as to whether it will grant the relators’ request for review.

On May 2, 2003, Cross Medical Products, Inc. (Cross) sued MSD in the U.S. District Court for the Central District of California. The suit alleges that MSD’s CD HORIZON®, Vertex and Crosslink® products infringe certain patents owned by Cross. MSD has countered that Cross’ cervical plate products infringe certain patents of MSD, and Cross has filed a reply alleging that certain MSD cervical plate products infringe certain patents of Cross. On May 19, 2004, the Court found that the MAS, Vertex, M8, M10, CD HORIZON SEXTANT™ and CD HORIZON LEGACY™ screw products infringe one Cross patent. A hearing on the validity of that patent was held on July 12, 2004, after which the District Court ruled that the patents were valid. Cross made a motion for permanent injunction on the multiaxial screw products, which the District Court granted on September 20, 2004, but stayed the effect of the injunction until January 3, 2005. MSD requested an expedited appeal of the ruling and the U.S. Court of Appeals for the Federal Circuit granted the request. The Federal Circuit heard the appeal on March 11, 2005. On September 30, 2005, the Federal Circuit vacated the injunction, modified the trial court’s claim construction rulings, and remanded the matter for trial in the District Court. The Federal Circuit awarded costs to Medtronic on the appeal. In April 2005, the District Court ruled invalid certain claims in the patents Cross asserted against MSD’s Crosslink and cervical plate products. The Court also ruled that Cross cervical plate products infringe MSD’s valid patents and that MSD’s redesigned pedicle screw products infringe one claim of one of the patents owned by Cross. Cross thereafter moved for an injunction against the redesigned screw products, which the District Court granted on May 24, 2005. The District Court then stayed the effectiveness of the injunction until August 22, 2005. On July 27, 2005, the U.S. Court of Appeals for the Federal Circuit granted MSD’s motion to stay the District Court’s injunction pending a full hearing on the appeal. In granting the further stay, the Federal Circuit stated MSD had shown a “…likelihood of success…” on the merits of its appeal. The full appeal of the May 24, 2005 injunction is not anticipated to be resolved before mid-calendar year 2006. The trial court has scheduled a status hearing for December 19, 2005, to determine further proceedings in light of the appellate rulings.

On August 19, 2003, Edwards Lifesciences LLC (Edwards) and Endogad Research PTY Limited (Endogad) sued Medtronic Vascular, Cook Incorporated (Cook) and W.L. Gore & Associates, Inc. (Gore) in the U.S. District Court for the Northern District of California. The suit alleges that a patent owned by Endogad and licensed to Edwards is infringed by Medtronic Vascular’s AneuRx® Stent Graft and/or Talent™ Endoluminal Stent Graft System, and by products of Cook and Gore. On June 4, 2004, Medtronic filed suit alleging that the inventor of the patent had breached a contract with Medtronic, and seeking to have Medtronic named as a rightful owner of the patent. The patent suit brought by Edwards and Endogad has been stayed pending the Court’s determination as to ownership of the patent in the suit brought by Medtronic against the inventor. The issues as to ownership of the patent will be tried in early calendar year 2006.

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

On February 11, 2005, Medtronic voluntarily began advising physicians about a potential battery shorting mechanism that may occur in a subset of implantable cardioverter defibrillators (ICDs) and cardiac resynchronization therapy defibrillators (CRT-Ds), including certain of the Marquis VR/DR and Maximo VR/DR ICDs and certain of the InSync I/II/III Marquis and InSync III CRT-D devices. The Company provided physicians with a list of potentially affected patients and recommended that physicians communicate with those patients so they could manage the potential issue in a manner they felt was appropriate for their individual patients. Subsequent to this voluntary field action, later classified by the FDA as a Class II Recall, approximately 30 putative class actions and approximately 25 individual actions have been filed against the Company in various state and federal jurisdictions. Several plaintiffs are seeking to have these cases consolidated for certain purposes under a process known as Multi-District Litigation (MDL). Medtronic opposed the petition for MDL on the basis, in part, that individual issues far outweigh any common issues in the cases. The panel that heard the MDL arguments will make a decision sometime in the near future. Four additional putative class actions have been filed in Canada. The Marquis complaints generally allege strict liability, negligence, warranty and other common law and/or statutory claims; and seek compensatory and punitive damages. Two of the cases involve claims of third party payors for reimbursement of costs associated with the field action. The punitive class action complaints also seek class certification. The Company is unaware of any confirmed injury or death resulting from a device failure due to the shorting mechanism that was the subject matter of the field action.

On October 24, 2005, Medtronic received a subpoena from the Office of the United States Attorney for the District of Massachusetts issued under the Health Insurance Portability & Accountability Act of 1996 requesting documents the Company may have, if any, relating to pacemakers and defibrillators and related components; monitoring equipment and services; a provision of benefits, if any, to persons in a position to recommend purchases of such devices; and the Company’s training and compliance materials relating to the fraud and abuse and federal Anti-Kickback statutes. The Company intends to fully cooperate with the Office of the United States Attorney for the District of Massachusetts with respect to this subpoena.

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

Legal Proceedings

We are involved in a number of legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, which, if granted, could require significant expenditures or result in lost revenues. In accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. Our significant legal proceedings are discussed in Note 16 to the condensed consolidated financial statements and are incorporated by reference into Part II, Item 1 — Legal Proceedings. While it is not possible to predict the outcome for most actions discussed and we believe that we have meritorious defenses against the matters detailed in Note 16, it is possible that costs associated with them could have a material adverse impact on the consolidated earnings, financial condition or cash flows of any one interim or annual period. Unless explicitly described, as of October 28, 2005, we have not recorded reserves in the condensed consolidated financial statements regarding these matters as a negative outcome is not considered probable and/or cannot be reasonably estimated.

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

Tax regulations require certain items to be included in the tax return at different times than those items are required to be recorded in the financial statements. As a result, our effective tax rate reflected in our financial statements is different than that reported in our tax return. Some of these differences are permanent, such as expenses that are not deductible on our tax return, and some are timing differences, such as depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our statements of consolidated earnings. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred or expense has already been taken as a deduction on our tax return, but has not yet been recognized as an expense in our consolidated statements of earnings.

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

In August 2003, the IRS proposed adjustments related to the audits of the fiscal years 1997, 1998, and 1999 tax returns. We initiated defense of these filings at the IRS appellate level in November 2004 and in the second quarter of fiscal year 2006, in principle, the parties have reached agreement on most, but not all matters. Also, during the second quarter of fiscal year 2006, the IRS issued their audit report for fiscal years 2000, 2001, and 2002. We have also reached agreement with the IRS on substantially all of the fiscal years 2000, 2001 and 2002 proposed adjustments. The only items of significance, which remain open, relate to unresolved issues that carry forward from the 1997 through 1999 tax audits.

As a result of favorable agreements reached with the IRS on certain issues involving the review of fiscal years 1997 through 2002 domestic income tax returns, we recorded a $225.0 million tax benefit in the second quarter of fiscal year 2006 (see further discussion in the “Income Taxes” section of this management’s discussion and analysis).

The positions taken by the IRS with respect to the issues that remain unresolved for the fiscal years 1997 through 2002, potential issues raised in future tax audits or with respect to competent authority proceedings could have a material unfavorable impact on our effective tax rate in future periods. We continue to believe that we have meritorious defenses for our tax filings and will continue to vigorously defend them through litigation in the courts, if necessary. We believe we have provided for probable liabilities resulting from tax assessments by taxing authorities.

Our current operational strategies, tax strategies and the resolution of various issues with the IRS in the current fiscal period have resulted in an effective tax rate of 9.5% and nominal tax rate of 26.0% for the six months ended October 28, 2005, which is below the U.S. statutory rate of 35% (see further discussion on the tax rate in the “Income Taxes” section of this management’s discussion and analysis).

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

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows. Goodwill was $4.331 billion and $4.281 billion as of October 28, 2005 and April 29, 2005, respectively.

Other intangible assets consist primarily of purchased technology, patents, and trademarks which are amortized using the straight-line method over their estimated useful lives, ranging from 3 to 20 years. We review these intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. Other intangible assets, net of accumulated amortization, were $1.633 billion and $1.018 billion as of October 28, 2005 and April 29, 2005, respectively.

Results of Operations

Consolidated net sales for the three and six months ended October 28, 2005 were $2.765 billion and $5.456 billion, respectively. This is an increase of $365.6 million and $709.9 million, respectively, or 15% over each of the same periods in the prior year. Additionally, during the three and six months ended October 28, 2005, foreign exchange translation had an (unfavorable) and favorable impact on net sales for the three and six months ended October 28, 2005 of approximately $(3.3) million and $22.7 million, respectively.

The three and six month increases in net sales were primarily driven by growth in certain businesses within our CRM, Spinal, ENT and Navigation, and Neurological and Diabetes operating segments. CRM net sales for the three and six months ended October 28, 2005 increased by $185.4 million and $357.1 million, respectively, or 17% and 16%, respectively, over the same periods in the prior year. Spinal, ENT and Navigation net sales for the three and six months ended October 28, 2005 increased by $97.9 million and 202.1 million, respectively, or 19% and 20%, respectively, over the same periods in the prior year and Neurological and Diabetes net sales for the three and six months ended October 28, 2005 increased by $56.8 million and $111.6 million, respectively, or 13% over each of the same periods in the prior year. Increases in each of theses segments were driven by numerous factors as explained further in our discussion of net sales by operating segment within this management’s discussion and analysis.

Although certain of our businesses experienced a modest decline in net sales for the three or six months ended October 28, 2005 as compared to the same periods of the prior year, our Emergency Response Systems (ERS) business, which is part of the CRM operating segment, experienced a substantial decline. ERS net sales declined 21% and 8%, respectively, during the three and six months ended October 28, 2005. See discussion of net sales by operating segment within this management’s discussion and analysis for more information.

Acquisitions

In the second quarter of fiscal year 2006, we acquired all the outstanding stock of Image-Guided Neurologics, Inc. (IGN), a privately held company. Prior to the acquisition, we had an equity investment in IGN, which was accounted for under the cost method of accounting. IGN specializes in precision navigation and delivery technologies for brain surgery. The IGN product line includes the NexFrame™ disposable, “frameless” sterotactic head frame, which is used in conjunction with image-guided surgery systems during deep brain stimulation. This acquisition complements our position in deep brain stimulation by offering instruments that simplify the procedure for surgeons and improve patient comfort during surgery. The total consideration for IGN was approximately $65.1 million, which includes $57.9 million in net cash paid. The $57.9 million in net cash paid results from the $65.1 million in consideration less the value of our prior investment in IGN and IGN’s existing cash balance.

In the first quarter of fiscal year 2006, we acquired all of the outstanding stock of Transneuronix, Inc. (TNI), a privately held company. Prior to the acquisition, we had an equity investment in TNI, which was accounted for under the cost method of accounting. TNI focused on the treatment of obesity by stimulation of the stomach with an Implantable Gastric Stimulator (IGS™), known as the Transcend™ device. This acquisition is expected to complement our formation of a new business unit, Obesity Management and our strategy to deliver therapeutic solutions for the worldwide challenges of obesity. Obesity Management is part of the Neurological and Diabetes operating segment. The consideration for TNI was approximately $268.7 million, which includes $227.3 million in net cash paid. The $227.3 million in net cash paid results from the $268.7 million in consideration less the value of our prior investment in TNI and TNI’s existing cash balance. The purchase price is subject to increases which would be triggered by the achievement of certain milestones. Our fiscal year 2006 operating results include the results of TNI and IGN since the acquisition dates.

In the first quarter of fiscal year 2006, we acquired substantially all of the spine-related intellectual property and related contracts, rights, and tangible materials owned by Gary Michelson, M.D. and Karlin Technology, Inc. (Michelson) and settled all outstanding litigation and disputes between Michelson and the Company. The acquired patents pertain to novel spinal technology and techniques that have both current application and the potential for future patentable commercial products. The agreement requires total consideration of $1,350.0 million for the purchase of a portfolio of more than 100 issued U.S. patents, over 110 pending U.S. patent applications and numerous foreign counterparts to these patents and the settlement of all ongoing litigation. A value of $550.0 million was assigned to the settlement of past damages between the parties and was recorded as an expense in the fourth quarter of fiscal year 2005. The remaining consideration, including direct acquisition costs, was allocated between $627.5 million of acquired technology based intangible assets that have a useful life of 17 years and $175.1 million of IPR&D that was expensed on the date of acquisition. During the first quarter of fiscal year 2006, we paid $1,320.0 million and committed to three future installments of $10.0 million to be paid in May 2006, 2007, and 2008.

Earnings and Earnings Per Share (dollars in millions, except per share data):

	Three Months Ended		Six Months Ended

	October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004

Net earnings, as reported	$816.5	$535.7	$1,137.1	$1,065.4

Special and IPR&D benefits (charges), after-tax	$159.4	$—	$(135.9)	$—
Diluted earnings per share, as reported	0.67	0.44	0.93	0.87
Special and IPR&D benefits (charges), after-tax,
per diluted share	0.13	—	(0.11)	—

Special benefits (charges) in the three and six months ended October 28, 2005 related to a $225.0 million tax benefit associated with favorable agreements reached with the IRS involving the review of fiscal years 1997 through 2002 domestic income tax returns and a pre-tax charge of $100.0 million related to a charitable donation ($65.6 million after-tax) to the Medtronic Foundation, which is a related party non-profit organization.

There were no IPR&D charges in the three months ended October 28, 2005. IPR&D charges in the six months ended October 28, 2005 related to the acquisition of TNI, the purchase of intellectual property owned by Michelson, and a cross-licensing agreement with NeuroPace, Inc.

There were no special and/or IPR&D charges during the three and six months ended October 29, 2004.

Net Sales

The charts below illustrate net sales by operating segment for the three and six months ended October 28, 2005 and October 29, 2004:

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

Forward-looking statements are subject to risk factors (see “Risks Related to Our Business” set forth in this management’s discussion and analysis).

Cardiac Rhythm Management

CRM products consist primarily of pacemakers, implantable and external defibrillators, leads, and information systems for the management of patients with our devices. CRM net sales for the three and six months ended October 28, 2005 increased by $185.4 million and $357.1 million, or 17% and 16%, respectively, over the same periods in the prior year. Foreign currency translation had an (unfavorable) and favorable impact on net sales for the three and six months ended October 28, 2005 of approximately $(1.1) million and $11.1 million, respectively, when compared to the same periods in the prior year. The growth in net sales for the three and six months ended October 28, 2005 was driven by a 34% and 32%, respectively, increase in net sales of defibrillation systems, led by continued acceptance of the Maximo™, Intrinsic™ and EnTrust™ families of implantable cardioverter defibrillators (ICDs) and the InSync Sentry™ cardiac resynchronization therapy defibrillator (CRT-D). Defibrillation system sales also benefited from dynamics in the marketplace which forced one key competitor off the market for a portion of our fiscal quarter ended October 28, 2005. The EnTrust ICD, released in the U.S. in June 2005, offers the features of Managed Ventricular Pacing (MVP™) and the ability to provide anti-tachycardia pacing (ATP) while charging. MVP is a new pacing mode designed to promote natural heart activity by minimizing unnecessary right ventricular pacing and ATP is a process of using pacing pulses to painlessly terminate dangerously fast heart rhythms originating in the ventricle. InSync Sentry is the world’s first implantable medical device offering automatic fluid status monitoring, named OptiVol™, in the chest area encompassing the heart and lungs and represents an increasing percentage of our total defibrillation system sales. Pacing net sales for the three and six months ended October 28, 2005 were up 5% and 2%, respectively, in comparison to the same periods in the prior year. Growth in the quarter and year to date periods was driven by net sales of the EnRhythm® pacemaker, which is the first of its kind with MVP, and the regulatory approval of the Kappa® 900 pacemaker family in the Japanese marketplace during the first quarter of fiscal year 2006. The EnRhythm pacemaker was first released in the U.S. during May 2005.

Additionally, Emergency Response Systems net sales declined $22.2 million and $14.2 million, or 21% and 8%, respectively, during the three and six months ended October 28, 2005 as a result of vendor supply issues. These supply issues resulted in a stoppage in shipments of several key products during the quarter and as a result we exited the quarter with more than $25.0 million of orders on backlog. We anticipate shipping backlog orders in the third quarter of fiscal year 2006 and returning to growth in the second half of fiscal year 2006.

Looking ahead, we expect our CRM operating segment to benefit from the following:

•	Continued acceptance of the InSync Sentry CRT-D. InSync Sentry provides what we believe to be an advantage in managing heart failure since thoracic fluid accumulation is a primary indicator of worsening heart failure and often results in patient hospitalization. The results of the Medtronic Impedance Diagnostics in Heart Failure Clinical Trial (MIDHeFT) were published in the first quarter of fiscal year 2006 and these results indicated that our OptiVol Fluid Status Monitoring capability in the InSync Sentry was successful in warning of fluid accumulation an average of 15 days before heart failure symptoms appeared and 18 days before hospitalization.

•	Continued acceptance of the Intrinsic and EnTrust ICDs and EnRhythm pacemaker which all feature MVP.

•	Continued acceptance of the Medtronic CareLink Service and the recently announced U.S. approval of CardioSight™. The Medtronic CareLink Service enables patients, as instructed by their physician, to transmit data from their implantable device anywhere in the U.S. using a portable monitor that is connected to a standard telephone. Within minutes, the patient’s medical team can view patient and device diagnostic data on a secure Internet website. CardioSight is a unique monitoring system designed to facilitate a heart failure clinic’s evaluation of patients with InSync Sentry and its OptiVol™ Fluid Status Monitoring capability.

Spinal, ENT, and Navigation

Spinal, ENT, and Navigation products include thoracolumbar, cervical and interbody spinal devices, bone graft substitutes, surgical navigation tools, and surgical products used by ENT physicians. Spinal, ENT, and Navigation net sales for the three and six months ended October 28, 2005 increased by $97.9 million and $202.1 million, or 19% and 20%, respectively, over the same periods in the prior year. Foreign currency translation had a favorable impact on net sales for the three and six months ended October 28, 2005 of approximately $0.1 million and $2.8 million, respectively, as compared to the same periods in the prior year. The majority of the net sales increase in the segment was driven by our Spinal business, which grew 20% and 22% for the three and six months ended October 28, 2005, respectively, over the same periods of the prior year. This increase reflects solid growth across our portfolio of product offerings including continued strong acceptance of INFUSE® Bone Graft, steady growth in net sales of our CD HORIZON® LEGACY™ Spinal System family of products for thoracolumbar stabilization, our Minimal Access Spinal Technologies (MAST™) family of products, our cervical stabilization family of products including the VERTEX® Max Reconstruction System and MYSTIQUE™ Resorbable Graft Containment Plating System and the increasing acceptance of the CAPSTONE® Vertebral Body Spacer. ENT net sales for the three and six months ended October 28, 2005 increased by 16% and 14%, respectively, compared to the same periods in the prior year. The primary drivers of the increase in ENT net sales were continued physician acceptance of the NIM-Response® 2.0 Nerve Integrity Monitor and XPS® Powered ENT System. Navigation net sales for the three and six months ended October 28, 2005 increased 17% and 9%, respectively, compared to the same periods in the prior year. The increases in Navigation net sales were due to balanced growth across all product lines.

Looking ahead, we expect our Spinal, ENT, and Navigation operating segment to benefit from the following:

•	Continued acceptance of the INFUSE Bone Graft for spinal fusion and certain types of acute tibia fractures.

•	Acceptance of the MYSTIQUE Resorbable Graft Containment Plating System, for cervical spine fusions, released in August 2005. This new plating system uses a high-tech biologic material that is resorbed by the body over time and alleviates the need for a permanent implant in the patient’s neck. The plate’s transparent nature allows doctors to visualize the spine during surgery and can improve the reading of postoperative X-rays. Before insertion, the plate can also be contoured to better match the patient’s unique anatomy.

•	Continued acceptance of our dynamic stabilization products, including the DIAM™ System, BRYAN® Cervical Disc System, MAVERICK™ Lumbar Artificial Disc, and PRESTIGE® LP Cervical Disc Systems outside the U.S. Enrollment began in May 2005 on the PRESTIGE LP U.S. clinical trial and was completed in the second quarter of fiscal year 2006. For the other three artificial disc clinical trials in the U.S., which includes the PRESTIGE ST, BRYAN Cervical Disc System, and MAVERICK Lumbar Artificial Disc, enrollment was completed in the second quarter of fiscal year 2005.

•	Continued acceptance of our expanding suite of MAST products and minimally invasive surgical techniques. During the first quarter of fiscal year 2006, we introduced the CD HORIZON SPIRE™ Spinal System, the METRx™ II Instrument Set, and CD HORIZON SEXTANT® II System for use in various types of minimally invasive spinal surgery. The CD HORIZON SPIRE may be used as supplemental fixation with our existing CD HORIZON products when surgeons perform a MAST Transforaminal Lumbar Interbody Fusion (TLIF). The METRx II Set is a spinal instrument set that may be used to simplify disc removal in anticipation of spinal fusion and the CD HORIZON SEXTANT II System is a surgical instrumentation system that offers a minimally invasive method of placing implants that provide stabilization during spinal fusion surgery.

•	Continued demand for core stabilization products used in spinal fusion, including the CD HORIZON LEGACY family of products and the CAPSTONE Vertebral Body Spacer products. In addition, new products launched during the six months ended October 28, 2005 include the CD HORIZON ENGAGE™ Spinal System, the VERTEX Max Reconstruction System for cervical applications and the TSRH® SILO™ 5.5 Spinal System Sagittal Adjusting Screws are all showing signs of early adoption.

Neurological and Diabetes

Neurological and Diabetes products consist primarily of implantable neurostimulation devices, implantable drug administration devices, neurosurgery products, urology products, gastroenterology products, hydrocephalic shunts/drainage devices, surgical instruments, functional diagnostic and sensing equipment and medical systems for the treatment of diabetes. Neurological and Diabetes net sales for the three and six months ended October 28, 2005 increased by $56.8 million and $111.6 million, or 13%, compared to each of the same periods of the prior year. Foreign currency had an (unfavorable) and favorable impact on net sales during the three and six months ended October 28, 2005 of approximately $(0.7) million and $3.2 million, respectively, as compared to the same periods in the prior year. Neurological net sales for the three and six months ended October 28, 2005 increased by 11% in comparison to each of the same periods in the prior year. The increase in Neurological net sales reflects solid net sales growth in several product lines including Activa® Therapy for the treatment of movement disorders associated with advanced Parkinson’s disease and essential tremor, net sales of InterStim® Therapy for the treatment of urinary incontinence, and the Restore® Rechargeable Neurostimulation System for pain management which had its second full quarter of sales and benefited from the release of our Single Stretch-Coil™ Extension which enabled physicians to convert patients with our existing neurostimulators to this new rechargeable technology. The Restore system, launched in the U.S. during April 2005, is our first fully rechargeable neurostimulation system and is indicated to manage difficult-to-treat chronic pain. Diabetes net sales for the three and six months ended October 28, 2005 increased by 17% and 18%, respectively, in comparison to the same periods in the prior year. This increase reflects solid global growth of the Paradigm® 515 and 715 insulin pumps and disposable infusion sets used with our line of Paradigm pumps. The Paradigm 515 and 715 pumps, released in the U.S. in November 2004, add new features to the previous Paradigm 512 and 712 versions including increased customization of the insulin dosage based on patient specific information and enhanced information management capabilities. Using the system’s Paradigm Link® Blood Glucose Monitor, patients can upload data stored in the Paradigm 515 or 715 insulin pumps and the Paradigm Link Monitor, including glucose values, carbohydrate intake and insulin dosing information, via the Internet to the Medtronic CareLink™ Service for Diabetes (CareLink for Diabetes). This secure web-based server is designed to aid patients in daily self management decisions by providing user-friendly reports.

Looking ahead, we expect our Neurological and Diabetes operating segment to benefit from the following:

•	Continued acceptance of the Restore Rechargeable Neurostimulation System for pain management that provides increased power without compromising device longevity.

•	Continued acceptance of our Activa Therapy for the treatment of Parkinson’s disease and essential tremor.

•	Continued acceptance of the Paradigm 515 and 715 external insulin pump systems, which offer secure patient access to the web-based CareLink for Diabetes.

•	Acceptance of the Guardian® RT Continuous Glucose Monitoring System for diabetes management. The Guardian RT System is a real-time glucose monitoring system which measures glucose values as many as 864 times in a three day period and every 5 minutes transmits this information to a monitor using radio frequency. The monitor can then be programmed to alert the patient when glucose levels become too high or low. The Guardian RT System was approved in the U.S. in August 2005 and has been released to the market on a controlled basis during the second quarter of fiscal year 2006.

Vascular

Vascular products consist of coronary, endovascular, and peripheral stents and related delivery systems, stent graft systems, distal embolic protection systems and a broad line of balloon angioplasty catheters, guide catheters, guidewires, diagnostic catheters and accessories. Vascular net sales for the three and six months ended October 28, 2005 increased by $23.5 million and $32.4 million, or 12% and 8%, respectively, when compared to the same periods of the prior year. Foreign currency had an (unfavorable) and favorable impact on net sales during the three and six months ended October 28, 2005 of approximately $(1.8) million and $3.0 million, respectively, as compared to the same periods in the prior year. Coronary Vascular net sales during the three and six months ended October 28, 2005 increased 13% and 8%, respectively, in comparison to the same periods in the prior year. The growth in Coronary Vascular net sales in the three and six months ended October 28, 2005 was primarily a result of the second quarter fiscal year 2006 release of our Endeavor™ Drug-Eluting Coronary Stent in various markets outside the U.S. and the strong performance in our other coronary products, including balloons, guides and wires, primarily in markets outside the U.S. Coronary stent net sales in the U.S. were only $5.6 million of the total $90.2 million for the three months ended October 28, 2005. Endovascular net sales during the three and six months ended October 28, 2005 increased 11% and 12%, respectively, in comparison to the same periods in the prior year. Endovascular increases were primarily a result of strong growth in sales of the Talent™ Stent Graft System outside the U.S., which is used to treat abdominal aortic aneurysms (AAA), and the recently released Valiant™ Thoracic Stent Graft. The Valiant stent graft is a next-generation stent graft used for the minimally invasive repair of the thoracic aorta, the body’s largest artery, for several disease states including aneurysms, penetrating ulcers, acute or chronic dissections, and contained or traumatic ruptures. The Valiant stent graft was approved in Europe in March 2005.

Looking ahead, we expect our Vascular operating segment to benefit from the following:

•	Continued acceptance of the Endeavor Drug-Eluting Coronary Stent using Abbott Laboratories’ proprietary immuno suppression drug ABT-578 (a rapamycin analogue) paired with our highly successful Driver stent in markets outside the U.S. On July 31, 2005 we announced CE Mark approval of our first drug-eluting stent (DES) in various markets outside the U.S. and now have approval in more than 85 countries outside the U.S. The Endeavor stent was the first cobalt alloy platform in the DES market and we believe it offers physicians excellent deliverability and a strong safety profile.

•	Our anticipated entry into the U.S. DES market. The clinical trials for our Endeavor Drug-Eluting Coronary Stent began in fiscal year 2003 and clinical results recently presented at the European Society of Cardiology (ESC) and the Transcatheter Cardiovascular Therapeutics (TCT) conferences further expanded the medical evidence supporting the clinical performance of the Endeavor Drug-Eluting Coronary Stent. In addition, we filed our first Pre-market Approval (PMA) module for Endeavor with the U.S. Food and Drug Administration (FDA) in early October 2005 and enrollment of the ENDEAVOR IV clinical trial is progressing as planned and as of the end of the second quarter fiscal year 2006 had over 500 patients enrolled. Assuming continued positive results from these trials and our current schedule, we anticipate U.S. approval of the Endeavor Drug-Eluting Coronary Stent in calendar year 2007.

•	Continued market penetration of the Talent AAA Stent Graft and Valiant Thoracic Stent Graft in the European markets.

Cardiac Surgery

Cardiac Surgery products include positioning and stabilization systems for beating heart surgery, perfusion systems, products for the repair and replacement of heart valves, minimally invasive cardiac surgery products, surgical accessories and the epicardial ablation products. Cardiac Surgery net sales for the three and six months ended October 28, 2005 increased by $2.0 million and $6.7 million, or 1% and 2%, respectively, when compared to the same periods of the prior year. Foreign currency had a favorable impact on net sales during the three and six months ended October 28, 2005 of approximately $0.2 million and $2.6 million, respectively, when compared to the same periods in the prior year. The small increase in net sales for the three and six months ended October 28, 2005 was driven by positive growth in both the Heart Valves and Cardiac Surgery Technologies (CST) businesses offset by a 1% decline in net sales of the Perfusion business in each of the three and six month periods ended October 28, 2005. Heart Valve net sales for the three and six months ended October 28, 2005 grew 3% and 4%, respectively, led by sales of the Mosaic® and Mosaic Ultra™ tissue valves. The growth in CST net sales of 4% and 7% for the three and six months ended October 28, 2005, respectively, is due primarily to sales of our epicardial ablation products including the Cardioblate® BP (Bipolar) and BP2 Surgical Ablation Systems which offer surgeons the ability to perform an irrigated surgical ablation procedure. The decline in Perfusion Systems net sales is a result of a shrinking market.

Looking ahead, we expect our Cardiac Surgery operating segment to benefit from the following:

•	Continued acceptance of our newest tissue valve called the Mosaic Ultra, which was launched in the first quarter of fiscal year 2006. The Mosaic Ultra tissue valve incorporates a reduced sewing ring profile that facilitates the use of a larger valve.

•	Continued acceptance of our latest generation of ablation system called the Cardioblate BP2 Surgical Ablation System, which is the world’s first surgical ablation system that is able to create all the necessary lesions of the Maze III surgical procedure without additional equipment.

Costs and Expenses

The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended		Six months ended

	October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004

Cost of products sold	25.1%	24.4%	24.7%	23.9%
Research & development	10.0	9.7	9.9	9.7
Selling, general & administrative	32.7	32.2	32.7	32.5
IPR&D	—	—	6.7	—
Special charges	3.6	—	1.8	—
Other expense, net	1.5	2.6	1.7	2.5
Interest income, net	(0.5)	(0.3)	(0.5)	(0.2)

Cost of Products Sold

Cost of products sold as a percentage of net sales increased by 0.7 and 0.8 of a percentage point for the three and six months ended October 28, 2005, respectively, over the same periods in the prior year, to 25.1% and 24.7%, respectively. The increase of 0.7 of a percentage point for the three months ended October 28, 2005 was primarily driven by the unfavorable impact of foreign currency translation and the negative impact of vendor supply issues on our manufacturing expenses within our ERS business. For the six months ended October 28, 2005, the increase of 0.8 of a percentage point was predominately driven by the unfavorable impact of foreign currency translation, impact of expenses associated with the expansion of production facilities, manufacturing supply issues in our ERS business noted above and the negative impact of increased warranty expense.

Research and Development

We are committed to developing technological enhancements and new indications for existing products, and less invasive and new technologies to address unmet medical needs. Furthermore, we expect our development activities to help reduce patient care costs and the length of hospital stays in the future. Consistent with prior periods, we have continued to invest heavily in the future by spending aggressively on research and development efforts, with research and development spending during the three and six months ended October 28, 2005, representing 10.0% and 9.9% of net sales, or $275.4 million and $538.6 million, respectively. For the three and six months ended October 28, 2005, research and development spending increased 18.3% and 16.5%, respectively, in comparison to the same periods in the prior year.

Selling, General and Administrative

Selling, general and administrative expense as a percentage of net sales increased by 0.5 and 0.2 of a percentage point for the three and six months ended October 28, 2005, respectively, to 32.7% in each period. The increase as a percentage of net sales primarily relates to our significant investment in expanding our sales and marketing personnel during the latter half of fiscal year 2005 and early fiscal year 2006, additional investments focused on the launch of various new products and our global enterprise resource planning project. These increases were partially offset by continued cost control measures across all of our businesses. We will continue to reinvest in the business through projects such as our global enterprise resource planning project and clinical studies which support the economic benefits of our therapies.

Special and IPR&D Charges

Special and IPR&D charges taken during the three and six months ended October 28, 2005 and October 29, 2004 were as follows:

	Three months ended		Six months ended

	October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004

Special charges	$(100.0)	$—	$(100.0)	$—
IPR&D	—	—	(363.8)	—

Total special and IPR&D charges, pre-tax	(100.0)	—	(463.8)	—
Less tax benefit of special and IPR&D charges	34.4		102.9
Less tax benefit from the reversal of tax reserves	225.0	—	225.0	—

Total special and IPR&D benefits (charges), after tax	$159.4	$—	$(135.9)	$—

During the second quarter of fiscal year 2006, we recorded a $225.0 million tax benefit associated with favorable agreements reached with the IRS involving the review of fiscal years 1997 through 2002 domestic income tax returns. In the second quarter of fiscal year 2006, we also recorded a $100.0 million pre-tax charitable donation to the Medtronic Foundation, which is a related party non-profit organization. The donation to the Medtronic Foundation was paid in the second quarter of fiscal year 2006. There were no IPR&D charges during the three months ended October 28, 2005.

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

In the first quarter of fiscal year 2006, we also entered into a royalty bearing, non-exclusive patent cross-licensing agreement with NeuroPace, Inc. On the date of the agreement, $20.0 million was expensed as IPR&D related to the licensed technology since technological feasibility of the project had not yet been reached and it had no future alternative use. This licensed technology is expected to enhance our ability to further develop and expand our therapies for neurological disorders.

There were no special and IPR&D charges during the three and six months ended October 29, 2004.

Other Income/Expense

Other income/expense includes intellectual property amortization expense, royalty income and expense, realized minority investment gains and losses, realized foreign currency transaction and derivative gains and losses, and impairment charges. Net other expense for the three and six months ended October 28, 2005 decreased $22.4 million and $26.0 million, to $40.5 million and $91.5 million, respectively, compared to the same periods in the prior year. The decrease of $22.4 million for the three months ended October 28, 2005 was primarily driven by currency hedges, which contributed approximately $27.4 million of income as compared to $18.2 million of expense in the comparable period. The benefit from currency hedges was partially offset by increased royalty expense from increased sales volume in certain CRM, Spinal and Vascular product lines.

For the six months ended October 28, 2005 the decrease of $26.0 million was predominately driven by currency hedges, which contributed approximately $30.1 million of income during the six months ended October 28, 2005, as compared to $42.3 million of expense in the comparable period of the prior year. The positive impact of the currency hedges was partially offset by a decrease in royalty income due to certain royalties we no longer receive and an increase in royalty expense resulting from increased sales volume in certain CRM, Spinal and Vascular product lines.

Interest Income/Expense

For the three and six months ended October 28, 2005, we generated net interest income of approximately $13.4 million and $28.8 million, respectively, as compared to net interest income of approximately $7.1 million and $11.4 million, respectively, for the same periods in the prior year. The increase in net interest income is a result of increased levels of interest-bearing investments and higher interest rates.

Income Taxes

	Three months ended		Six months ended

	October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004

	(dollars in millions)
Income tax (benefit) provision	$(51.6)	$218.8	$119.4	$435.2
Effective tax rate	(6.7)%	29.0%	9.5%	29.0%
Impact of special and IPR&D charges	30.7%	—%	16.5%	—%

Nominal tax rate (1)	24.0%	29.0%	26.0%	29.0%

(1)	Nominal tax rate is defined as the income tax (benefit) provision as a percentage of taxable income, excluding special and IPR&D charges.

Our effective tax rate for the three and six months ended October 28, 2005 decreased by 35.7 and 19.5 percentage points, respectively, from the same periods of the prior year. The positive effective tax rate of (6.7)% for the three months ended October 28, 2005 reflects the impact of favorable agreements reached with the IRS involving the review of fiscal years 1997 through 2002 domestic income tax returns. As a result of the agreements reached with the IRS, we have reversed $225.0 million in previously established tax reserves in the quarter and based on the ongoing impact of the agreements reached with the IRS as well as the continued growth of operations outside the U.S., we have determined that the appropriate nominal tax rate for the full fiscal year 2006 is 26.0% as compared to the 28.0% rate used in the first quarter of fiscal year 2006. The benefit of changing our nominal tax rate from 28.0% to 26.0%, the $225.0 million reversal of tax reserves, and the tax benefit from the $100.0 million charge for the donation to the Medtronic Foundation are included in the 30.7% impact of special and IPR&D charges noted above. The six month effective tax rate of 9.5% for the six months ended October 28, 2005 was a result of the changes noted above and the additional impact of IPR&D charges recorded in the first quarter of fiscal year 2006.

As a result of the agreements reached with the IRS, we have made approximately $326.0 million in incremental tax payments during the third quarter of fiscal year 2006. These payments will reduce accrued income taxes in the third quarter of fiscal year 2006 condensed consolidated balance sheet.

On October 22, 2004, the American Jobs Creation Act of 2004 (Jobs Creation Act) became law. The Jobs Creation Act allows U.S. corporations a one-time deduction of 85 percent of certain “cash dividends” received from controlled foreign corporations. In the fourth quarter of fiscal year 2005, we recorded a deferred tax liability of $48.5 million based on our intention to repatriate $933.7 million. We expect to repatriate the funds in the fourth quarter of fiscal year 2006.

Liquidity and Capital Resources

	October 28, 2005	April 29, 2005

	(dollars in millions)
Working capital	$3,219.9	$4,041.5
Current ratio*	1.7:1.0	2.2:1.0
Cash, cash equivalents, and short-term investments	$4,177.3	$3,391.6
Long-term investments in debt securities**	1,142.4	1,324.1

Cash, cash equivalents, and short and long-term investments in debt securities	$5,319.7	$4,715.7

Short-term borrowings and long-term debt	$3,836.3	$2,451.8
Net cash position***	$1,483.4	$2,263.9

*	Current ratio is the ratio of current assets to current liabilities.
**	Long-term investments include public and private debt securities with a maturity date greater than one year from the end of the period.
***	Net cash position is the sum of cash, cash equivalents, short-term investments and long-term investments in debt securities less short-term borrowings and long-term debt.

The decrease in our working capital and current ratio since April 29, 2005, primarily relates to the reclassification of $1,971.4 million of contingent convertible debentures from long-term debt to short-term borrowings in the second quarter of fiscal year 2006, as a result of the September 2006 put option date being within one year (see further discussion regarding the terms of the contingent convertible debentures in the “Debt and Capital” section of this management’s discussion and analysis) and a decrease in our net cash position since April 29, 2005, which primarily relates to cash used to fund the $1,310.0 million payment to Michelson, the $100.0 million donation to the Medtronic Foundation, and approximately $230.0 million related to the acquisition of TNI in the six months ended October 28, 2005. The payments were partially funded with proceeds from commercial paper and partially offset by cash generated by operations.

As a result of the agreements reached with the IRS, we have made approximately $326.0 million in incremental tax payments during the third quarter of fiscal year 2006.

At October 28, 2005 and April 29, 2005, approximately $4,641.4 million and $3,627.2 million, respectively, of cash, cash equivalents, short-term investments and long-term investments in debt securities were held by our non-U.S. subsidiaries. These funds are available for use by worldwide operations; however, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would be subject to U.S. tax (also see discussion of the Jobs Creation Act in the “Income Taxes” section of this management’s discussion and analysis).

We believe our existing cash and investments, as well as our unused lines of credit and commercial paper capacity of $2,445.8 million, if needed, will satisfy our foreseeable working capital requirements for at least the next twelve months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions.

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

We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial condition, or cash flows. Presented below is a summary of contractual obligations and other minimum commercial commitments as of October 28, 2005.

	Maturity by Fiscal Year

	Total	2006	2007	2008	2009	2010	Thereafter

	(dollars in millions)
Contractual obligations related to
off-balance sheet arrangements
Foreign currency contracts(1)	$1,987.8	$1,477.7	$510.1	$—	$—	$—	$—
Operating leases	190.2	36.4	54.8	39.2	24.8	16.6	18.4
Inventory purchases(2)	498.7	125.6	197.6	60.1	26.8	23.4	65.2
Commitments to fund minority	529.6	29.0	11.4	20.5	88.7	95.0	285.0
investments/contingent
acquisition consideration (3)
Interest Payments (4)	$746.6	$35.3	$70.6	$70.6	$70.6	$70.6	$428.9
Other(5)	171.6	39.6	54.2	28.4	20.3	16.5	12.6

Total	$4,124.5	$1,743.6	$898.7	$218.8	$231.2	$222.1	$810.1

Contractual obligations reflected in
the balance sheet:
Long-term debt, excluding
capital leases(6)	$2,971.4	$—	$1,971.4	$—	$—	$—	$1,000.0
Capital leases	1.7	0.3	0.6	0.6	0.2	—	—
Other(7)	39.9	14.4	15.0	3.0	2.5	2.5	2.5

Total	$3,013.0	$14.7	$1,987.0	$3.6	$2.7	$2.5	$1,002.5

(1)	As these obligations were entered into as hedges, the majority of these obligations will be offset by gains/losses on the related assets, liabilities, and/or transactions being hedged.

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

(4)

Interest payments in the table above reflects the interest on our outstanding debt, including the $1,000.0 million of Senior Notes and $1,971.4 million of contingent convertible debentures. The interest rate on each outstanding obligation varies and interest is payable semi-annually. The interest rate is 1.25% on the contingent convertible debentures due 2021, 4.375% on the $400.0 million of Senior Notes due 2010 and 4.750% on the $600.0 million of Senior Notes due 2015.

(5)	These obligations include commitments to replace our existing legacy enterprise resource planning systems and certain research and development arrangements.

(6)

Long-term debt in the table above includes $1,000.0 million related to our $400.0 million Senior Notes due September 2010 and $600.0 million Senior Notes due September 2015 and the current portion of long-term debt of $1,971.4 million related to our contingent convertible debentures. These debentures were classified in short-term borrowings in the condensed consolidated balance sheet as of October 28, 2005 as the holders have the option to require us to repurchase the outstanding securities (referred to as a put option) in September 2006 or at the point our stock price reaches 110% of the conversion price for 20 trading days during a consecutive 30 trading day period.

(7)	These obligations include royalty payments and a financing arrangement associated with our fiscal year 2002 Kobayashi Pharmaceutical Co. acquisition.

Debt and Capital

Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percent of total interest-bearing debt and equity was 25.6% and 19.0% at October 28, 2005 and April 29, 2005, respectively.

In October 2003, our Board of Directors authorized the repurchase of up to 30 million shares of our common stock. An additional 40 million shares were authorized for repurchase in October 2005. Shares are repurchased from time to time to support our stock-based compensation programs and to take advantage of favorable market conditions. During the three and six months ended October 28, 2005, we have repurchased approximately 6.0 million and 10.3 million shares at an average price of $55.98 and $54.52, respectively. We have approximately 45.3 million shares remaining under current buyback authorizations approved by the Board of Directors.

In September 2005, we issued two tranches of long-term debt with the aggregate face value of $1,000.0 million. The first tranche consisted of $400.0 million of 4.375 percent Senior Notes due 2010 and the second tranche consisted of $600.0 million of 4.750 percent Senior Notes due 2015. Each tranche was issued at a discount which resulted in an effective rate of 4.433 percent and 4.760 percent for the five and ten year Senior Notes, respectively. Interest on each series of Senior Notes is payable semi-annually, on March 15 and September 15 of each year, beginning March 15, 2006. The Senior Notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness. The Senior Notes contain other customary covenants and events of default, all of which we remain in compliance with as of October 28, 2005. We used the net proceeds from the sale of the Senior Notes for repayment of a portion of our outstanding commercial paper.

Pursuant to the agreements governing the Senior Notes, we have agreed to file a registration statement with the Securities and Exchange Commission (SEC) within 90 days following the issuance date and to have the registration statement declared effective no later than 180 days after the issuance date. The registered notes will be substantially identical to each originally issued series of Senior Notes. Although we intend to file the registration statement within the previously described time period, we cannot assure that it will become effective within the required timeframe. We have agreed to pay an increased interest rate to holders of the Senior Notes if such condition is not met. Following a default caused by the lack of an effective registration statement by such date, the interest rate on the Senior Notes will accrue at an increased rate per annum of 0.25% of aggregate principal amount for the first 90-day period following the default. If after 90 days the registration statement is still not effective, the interest rate on the Senior Notes will accrue at an increased rate per annum of 0.50% of aggregate principal amount until the exchange offer is completed.

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

Following the completion of the exchange offer, we repurchased approximately $1.8 million of the Old Debentures for cash. As of October 28, 2005, approximately $43.2 million aggregate principal amount of Old Debentures and $1,928.2 million aggregate principal amount of New Debentures remain outstanding.

Twelve months prior to the put options becoming exercisable, the remaining balance of the Old and New Debentures will be classified as short-term borrowings in the consolidated balance sheets. At each balance sheet date without a put option within the subsequent four quarters, the remaining balance will be classified as long-term debt in the consolidated balance sheets. As of October 28, 2005, we reclassified $1,971.4 million of these debentures to short-term borrowings due to the put option becoming exercisable in September 2006.

We maintain a $2,250.0 million commercial paper program. This program allows us to have a maximum of $2,250.0 million in commercial paper outstanding, with maturities up to 364 days from the date of issuance. At October 28, 2005 and April 29, 2005, outstanding commercial paper totaled $583.8 million and $249.9 million, respectively. During the three and six months ended October 28, 2005, the weighted average annual original maturity of the commercial paper outstanding was approximately 28 days and 29 days, respectively, and the weighted average annual interest rate was 3.6% and 3.3%, respectively.

In connection with the issuance of the contingent convertible debentures, Senior Notes, and commercial paper, Standard and Poor’s Rating Group and Moody’s Investors Service issued us strong long-term debt ratings of AA- and A1, respectively, and strong short-term debt ratings of A-1+ and P-1, respectively. These ratings remain unchanged from the same periods in the prior year.

We have existing lines of credit of approximately $2,795.9 million with various banks, at October 28, 2005. The existing lines of credit include two syndicated credit facilities totaling $1,750.0 million with various banks. The two credit facilities consist of a five-year $1,000.0 million facility, which we entered into on January 20, 2005, and which will expire on January 20, 2010, and a five-year $750.0 million facility, which we entered into on January 24, 2002, and which will expire on January 24, 2007. The five-year $1,000.0 million facility replaced the 364-day $500.0 million facility we previously maintained and which expired on January 24, 2005. This $1,000.0 million facility provides us with the ability to increase the capacity of the facility by an additional $250.0 million at any time during the life of the five-year term of the agreement. The credit facilities provide backup funding for the commercial paper program and may also be used for general corporate purposes.

Interest rates on these borrowings are determined by a pricing matrix, based on our long-term debt ratings assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. Facility fees are payable on the credit facilities and determined in the same manner as the interest rates. Under terms of the agreements, our consolidated tangible net worth must at all times be greater than or equal to $1,040.4 million, increased by an amount equal to 100% of the net cash proceeds from any equity offering occurring after January 24, 2002. Our consolidated tangible net worth, defined as consolidated assets less goodwill, intangible assets (other than patents, trademarks, licenses, copyrights and other intellectual property, and prepaid assets), and consolidated liabilities at October 28, 2005 and April 29, 2005 was approximately $6,683.4 million and $6,029.3 million, respectively. The agreements also contain other customary covenants and events of default, all of which we remain in compliance with as of October 28, 2005.

Operations Outside of the United States

The following chart illustrates U.S. net sales versus net sales outside the U.S. for the three and six month periods ended October 28, 2005 and October 29, 2004:

For the three and six months ended October 28, 2005, consolidated net sales in the U.S. grew faster than consolidated net sales outside the U.S. primarily as a result of CRM sales increases. For the three months ended October 28, 2005, CRM sales increased approximately 21% in the U.S. while sales of our CRM products outside the U.S. grew 10% and for the six months ended October 28, 2005 CRM sales increased by approximately 19% in the U.S. compared to 12% growth outside the U.S. The growth in CRM, for both the three and six months ended October 28, 2005, was driven by the strong demand for defibrillation systems in the U.S.

Net sales outside the U.S. are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. Outstanding receivables from customers outside the U.S. totaled $1,079.6 million at October 28, 2005, or 43.3%, of total outstanding accounts receivable, and $1,090.4 million at April 29, 2005, or 44.2%, of total outstanding accounts receivable. Operations outside the U.S. could be negatively impacted by changes in political, labor or economic conditions, changes in regulatory requirements or potentially adverse foreign tax consequences, among other factors.

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

Cautionary Factors That May Affect Future Results

Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, mergers and acquisitions, market acceptance of our products, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed in the section entitled “Risks Related to Our Business” in this Report on Form 10-Q. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

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

Risks Related to Our Business

Our business is affected by many factors that may cause our results in the future to differ, possibly materially, from our current expectations or forecasts. Other factors that may affect our future results are also discussed in our most recent Annual Report on Form 10-K.

The medical device industry is highly competitive and we may be unable to compete effectively in the industry.

We compete in both the therapeutic and diagnostic medical markets in more than 120 countries throughout the world. These markets are characterized by rapid change resulting from technological advances and scientific discoveries. In the product lines in which we compete, we face a mixture of competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of products. Development by other companies of new or improved products, processes or technologies may make our products or proposed products less competitive. In addition, we face competition from providers of alternative medical therapies such as pharmaceutical companies. Competitive factors include:

•	product reliability,

•	product performance,

•	product technology,

•	product quality,

•	breadth of product lines,

•	product services,

•	customer support,

•	price, and

•	reimbursement approval from healthcare insurance providers.

Major shifts in industry market share have occurred in connection with product problems, physician advisories and safety alerts, reflecting the importance of product quality in the medical device industry. In the current environment of managed care, consolidation among healthcare providers, increased competition and declining reimbursement rates, we have been increasingly required to compete on the basis of price. In order to continue to compete effectively, we must continue to create, invest in or acquire advanced technology, incorporate this technology into our proprietary products, obtain regulatory approvals in a timely manner and manufacture and successfully market these products. Given these factors, there can be no assurance that we will be able to continue our level of success in the industry.

Reduction or interruption in supply and an inability to develop alternative sources for such supply may adversely affect our operations.

We manufacture most of our products at 22 manufacturing facilities located throughout the world. We purchase many of the components and raw materials used in manufacturing these products from numerous suppliers in various countries. For reasons of quality assurance, sole source availability, or cost effectiveness, certain components and raw materials are available only from a sole supplier. We work closely with our suppliers to assure continuity of supply while maintaining high quality and reliability. Due to the FDA’s stringent regulations and requirements regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. Generally, we have been able to obtain adequate supplies of such raw materials and components. However, the reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our operations.

We are subject to many laws and governmental regulations, and any adverse regulatory action may materially adversely affect our financial condition and business operations.

Our medical devices are subject to regulation by numerous government agencies, including the FDA and comparable foreign agencies. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our medical devices. Obtaining marketing clearance from the FDA for our new products or enhancements or modifications to existing products may:

•	take a significant amount of time,

•	require the expenditure of substantial resources,

•	involve stringent clinical and pre-clinical testing,

•	involve modifications, repairs or replacements of our products, and

•	result in limitations on the proposed uses of the products.

Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of such devices, and require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. The FDA may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices, and assess civil or criminal penalties against our officers, employees, or us. The FDA may also recommend prosecution to the Department of Justice. Any adverse regulatory action, depending on its magnitude, may have a material adverse effect on us.

Foreign governmental regulations have become increasingly stringent, and we may be subject to more rigorous regulation by foreign governmental authorities in the future. Penalties for a company’s noncompliance with foreign governmental regulation could be severe, including revocation or suspension of a company’s business license and criminal sanctions. We cannot predict whether any domestic or foreign governmental law or regulation imposed in the future will have a material adverse effect on us.

We are also subject to various environmental laws and regulations both within and outside the United States. Like other medical device companies, our operations involve the use of substances regulated under environmental laws, primarily manufacturing and sterilization processes. We cannot guarantee that compliance with environmental protection laws will not have a material impact on our consolidated earnings, financial condition, or cash flows.

Failure to comply with regulations relating to reimbursement and healthcare items and services may subject us to penalties and adversely impact our reputation and business operations.

The delivery of our devices is subject to regulation by the United States Department of Health and Human Services and comparable state and foreign agencies responsible for reimbursement and regulation of healthcare items and services. United States laws and regulations are imposed primarily in connection with the Medicare and Medicaid programs, as well as the government’s interest in regulating the quality and cost of healthcare. Foreign governments also impose regulations in connection with their healthcare reimbursement programs and the delivery of healthcare items and services. The United States federal healthcare laws apply when we submit a claim on behalf of a federal healthcare program beneficiary, or when a customer submits a claim for an item or service that is reimbursed under Medicare, Medicaid or other federally-funded healthcare programs. The principal federal laws include those that prohibit the filing of false or improper claims for federal payment, those that prohibit unlawful inducements for the referral of business reimbursable under federally-funded healthcare programs, known as the anti-kickback laws, and those that prohibit healthcare service providers seeking reimbursement for providing certain services to a patient who was referred by a physician that has certain types of direct or indirect financial relationships with the service provider, known as the Stark law.

The laws applicable to us are subject to evolving interpretations. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, we and our officers and employees, could be subject to severe criminal and civil penalties, including, for example, exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid.

We are substantially dependent on patent and proprietary rights and costs associated with patent litigation may have a material adverse impact on our financial condition and results of operations.

We operate in an industry characterized by extensive patent litigation. Patent litigation can result in significant damage awards and injunctions that could prevent the manufacture and sale of affected products or result in significant royalty payments in order to continue selling the products. At any given time, we are generally involved as both a plaintiff and a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time. While it is not possible to predict the outcome of patent litigation incident to our business, we believe the costs associated with any litigation could generally have a material adverse impact on our consolidated earnings, financial condition, or cash flows.

We rely on a combination of patents, trade secrets and nondisclosure agreements to protect our proprietary intellectual property, and will continue to do so. There can be no assurance that these patents, trade secrets and nondisclosure agreements will protect our intellectual property, but we will defend against such threats to our intellectual property to the fullest extent. There can also be no assurance that pending patent applications owned by us will result in patents issuing to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors or that such patents will be found to be valid or sufficiently broad to protect our technology or to provide us with any competitive advantage. Third parties could also obtain patents that may require us to negotiate licenses to conduct our business, but there can be no assurance that the required licenses would be available on reasonable terms or at all. We will also rely on confidentiality agreements with certain employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or proprietary knowledge. We will defend against such breaches to the fullest extent.

Product liability claims could have a material adverse impact on us.

Our business exposes us to potential product liability risks which are inherent in the design, manufacture and marketing of medical devices. In addition, many of the medical devices manufactured and sold by us are designed to be implanted in the human body for long periods of time. Component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information with respect to these or other products manufactured or sold by us could result in an unsafe condition or injury to, or death of, the patient. The occurrence of such a problem could result in product liability claims or a recall of, or safety alert relating to, one or more of our products which could ultimately result, in certain cases, in the removal from the body of such products and claims regarding costs associated therewith. We have elected to self-insure with respect to product liability risks. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers for our products.

Our self-insurance program may not be adequate to cover future losses.

At the beginning of fiscal year 2003, we elected to transition most of our insurable risks to a program of self-insurance, with the exception of director and officer liability insurance, which was transitioned in fiscal year 2004. This decision was made based on current conditions in the insurance marketplace that have led to increasingly higher levels of self-insurance retentions, increasing number of coverage limitations and dramatically higher insurance premium rates. We will continue to monitor the insurance marketplace to evaluate the value to us of obtaining insurance coverage in the future. Based on historical loss trends, we believe that our self-insurance program accruals will be adequate to cover future losses. Historical trends, however, may not be indicative of future losses. These losses could have a material adverse impact on our consolidated earnings, financial condition or cash flows.

Quality problems with our processes, products and services could harm our reputation for producing high quality products and erode our competitive advantage.

Quality is extremely important to us and our customers due to the serious and costly consequences of product failure. Our quality certifications are critical to the marketing success of our products and services. If we fail to meet these standards our reputation could be damaged, we could lose customers and our revenue could decline. Aside from specific customer standards, our success depends generally on our ability to manufacture to exact tolerances precision engineered components, subassemblies and finished devices from multiple materials. If our components fail to meet these standards or fail to adapt to evolving standards, our reputation as a manufacturer of high quality components could be harmed, our competitive advantage could be damaged, and we could lose customers and market share.

If we experience decreasing prices for our products and services and we are unable to reduce our expenses, our results of operations will suffer.

We may experience decreasing prices for the products and services we offer due to pricing pressure experienced by our customers from managed care organizations and other third-party payors; increased market power of our customers as the medical device industry consolidates; and increased competition among medical engineering and manufacturing services providers. If the prices for our products and services decrease and we are unable to reduce our expenses, our results of operations will be adversely affected.

Our international operations are subject to a variety of risks that could adversely affect those operations and thus our profitability and operating results.

Our operations in countries outside the United States, which accounted for 31% of our net sales for the quarter ended October 28, 2005, are accompanied by certain financial and other risks. We intend to continue to pursue growth opportunities in sales internationally, which could expose us to greater risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risk and potential costs, including:

•	changes in foreign medical reimbursement programs and policies,

•	unexpected changes in foreign regulatory requirements,

•	different local product preferences and product requirements,

•	longer-term receivables than are typical in the United States,

•	fluctuations in foreign currency exchange rates,

•	less protection of intellectual property in some countries outside of the United States,

•	trade protection measures and import and export licensing requirements,

•	work force instability,

•	political and economic instability, and

•	complex tax and cash management issues.

Consolidation in the healthcare industry could have an adverse effect on our revenues and results of operations.

Many healthcare industry companies, including medical device companies, are consolidating to create new companies with greater market power. As the healthcare industry consolidates, competition to provide products and services to industry participants will become more intense. These industry participants may try to use their market power to negotiate price concessions or reductions for medical devices that incorporate components produced by us. If we are forced to reduce our prices because of consolidation in the healthcare industry, our revenues would decrease and our consolidated earnings, financial condition or cash flows would suffer.

Healthcare policy reforms may have a material adverse effect on us.

Healthcare costs have significantly risen over the past decade. There have been and may continue to be proposals by legislators, regulators and third-party payors to keep these costs down. Certain reform proposals and other policy changes, if passed, could impose limitations on the prices we will be able to charge for our products, or the amounts of reimbursement available for our products from governmental agencies or third-party payors. These limitations could have a material adverse effect on our financial position and results of operations.

Our business is indirectly subject to healthcare industry cost containment measures that could result in reduced sales of medical devices containing our components.

Most of our customers and the healthcare providers to whom our customers supply medical devices to, rely on third-party payors, including government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which medical devices that incorporate components manufactured or assembled by us are used. The continuing efforts of government, insurance companies and other payors of healthcare costs to contain or reduce those costs could lead to patients being unable to obtain approval for payment from these third-party payors. If that were to occur, sales of finished medical devices that include our components may decline significantly, and our customers may reduce or eliminate purchases of our components. The cost containment measures that healthcare providers are instituting, both in the United States and internationally, could harm our ability to operate profitably. For example, managed care organizations have successfully negotiated volume discounts for pharmaceuticals. While this type of discount pricing does not currently exist for medical devices, if managed care or other organizations were able to affect discount pricing for devices, it may result in lower prices to our customers from their customers and, in turn, reduce the amounts we can charge our customers for our design and manufacturing services.

Our research and development efforts rely upon investments and alliances and there is no assurance that any previous or future investments or alliances will be successful.

Our strategy to provide a broad range of therapies to restore patients to fuller, healthier lives requires a wide variety of technologies, products and capabilities. The rapid pace of technological development in the medical industry and the specialized expertise required in different areas of medicine make it difficult for one company alone to develop a broad portfolio of technological solutions. In addition to internally generated growth through our research and development efforts, historically we have relied, and expect to continue to rely, upon investments and alliances to provide access to new technologies both in areas served by our existing businesses as well as in new areas.

We expect to make future investments where we believe that we can stimulate the development of, or acquire, new technologies and products to further our strategic objectives and strengthen our existing businesses. Investments and alliances in and with medical technology companies are inherently risky and no assurance can be given that any of our previous or future investments or alliances will be successful or will not materially adversely affect our consolidated earnings, financial condition, or cash flows.

The success of many of our products depends upon strong relationships with physicians.

If we fail to maintain our working relationships with physicians, many of our products may not be developed and marketed in line with the needs and expectations of the professionals who use and support our products, which could cause a decline in profitability. The research, development, marketing and sales of many of our new and improved products is dependent upon our maintaining working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding our products and the marketing of our products. The physicians assist us as researchers, marketing consultants, product consultants, inventors and as public speakers. If we are unable to maintain our strong relationships with these professionals, and continue to receive their advice and input, the development and marketing of our products could suffer, which could have a material effect on our consolidated earnings, financial condition or cash flows.

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

We had foreign exchange derivative contracts outstanding in notional amounts of $1,987.8 million and $2,894.0 million at October 28, 2005 and April 29, 2005, respectively. The fair value of these contracts at October 28, 2005 was $64.0 million more than the original contract value. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at October 28, 2005 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10% against all currencies, the fair value of these contracts would increase/decrease by $198.8 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

We are also exposed to interest rate changes affecting principally our investments in interest rate sensitive instruments. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10% change in short-term interest rates compared to interest rates at October 28, 2005 indicates that the fair value of these instruments would change by $10.6 million.

We have entered into an agreement that expires in fiscal year 2006, to sell, at our discretion, specific pools of trade receivables in Japan. During the three and six months ended October 28, 2005 we did not sell any of our trade receivables to financial institutions in Japan. During the three and six months ended October 29, 2004 we sold $39.4 million $93.4 million, respectively, of our trade receivables to financial institutions in Japan. Additionally, we entered into agreements to sell specific pools of receivables in Italy in the amount of $20.5 million during the first quarter of fiscal year 2006. There were no specific pools of receivables sold in Italy during the three and six months ended October 29, 2004 nor the three months ended October 28, 2005. The discount cost related to the Japan and Italy sales was insignificant and recorded in interest income, net in the condensed consolidated statements of earnings.

In the third quarter of fiscal year 2004, we began lending certain fixed income securities to enhance our investment income. These lending activities are collateralized at an average rate of 102%, with the collateral determined based on the underlying securities and creditworthiness of the borrowers. The value of the securities on loan at October 28, 2005 and April 29, 2005 was $430.5 million and $361.3 million, respectively.

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

Changes in internal control
We are in the process of implementing a new enterprise resource planning (ERP) system using a multi-phased approach. We do not believe that these changes will have an adverse effect on our internal control over financial reporting. Japan (an individually significant entity) implemented the new ERP system during the quarter ended July 29, 2005. The internal controls over Japan’s financial reporting were updated to reflect the system changes, and were successfully tested in the quarter ended October 28, 2005. There have been no other changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented the next phase of the ERP system in our European geographies beginning in our third quarter of fiscal year 2006.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the shares repurchased by Medtronic during the second quarter of fiscal year 2006:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)

07/30/05 - 08/26/05	1,466,600	$56.26	1,466,600	9,786,645
08/27/05 - 09/30/05	3,982,100	56.01	3,982,100	5,804,545
10/01/05 - 10/28/05	545,500	54.99	545,500	45,259,045

Total	5,994,200	$55.98	5,994,200	45,259,045

(1)    In October 2003, our Board of Directors authorized the repurchase of up to 30 million shares of our common stock. An additional 40 million shares were authorized for repurchase in October 2005.

Item 4.   Submission of Matters to a Vote of Security Holders

At the Company’s 2005 Annual Meeting of Shareholders held on August 25, 2005, the shareholders voted on the following:

(a)	A proposal to elect four Class I Directors of the Company to serve for three-year terms ending in 2008, as follows:

Director	Votes For	Votes Against

Shirley A. Jackson, Ph.D.	1,000,211,345	48,574,783
Denise M. O’Leary	992,258,795	59,527,332
Jean-Pierre Rosso	1,004,033,934	47,752,194
Jack W. Schuler	705,273,023	346,513,105

		Voted For	Voted Against	Abstain	Broker Non-Votes

(b)	To ratify the appointment of	1,034,079,034	10,345,183	7,361,009	N/A
	PricewaterhouseCoopers LLP as Medtronic’s
	independent registered public accounting firm for
	fiscal year 2006.

(c)	To approve the Medtronic, Inc. 2005 Employees	841,611,034	21,767,310	8,319,989	N/A
	Stock Purchase Plan.

(d)	To approve the Medtronic, Inc. 1998 Outside	771,058,933	88,369,636	12,264,477	N/A
	Director Stock Compensation Plan (as amended and restated).

Item 5.   Other Information

As discussed in Part II, Item 4, “Submission of Matters to a Vote of Security Holders,” on August 25, 2005, the shareholders of Medtronic, Inc. approved the Medtronic, Inc. 1998 Outside Director Stock Compensation Plan (as amended and restated). The descriptions of the terms and conditions of the Medtronic, Inc. 1998 Outside Director Stock Compensation Plan (as amended and restated) are included in the Medtronic, Inc.’s Definitive Proxy Statement for its 2005 Annual Meeting of Shareholders and is incorporated herein by reference. The Medtronic, Inc. 1998 Outside Director Stock Compensation Plan (as amended and restated) has been filed as Appendix B to Medtronic, Inc.’s Proxy Statement for its 2005 Annual Meeting of Stockholders and is incorporated herein by reference as an exhibit to this report.

Item 6.   Exhibits

(a)	Exhibits

10.1	Medtronic, Inc. Capital Accumulation Deferral Program, as restated generally effective January 1, 2005 (Incorporated by reference to Exhibit 4.1 in Medtronic’s Form S-8 filed with the Commission on November 21, 2005).

10.2	Medtronic, Inc. Supplemental Executive Retirement Plan (as restated October 19, 2005 generally effective May 1, 2005).

10.3	Medtronic, Inc. 1998 Outside Director Stock Compensation Plan (as amended and restated) (Incorporated by reference to Medtronic’s Definitive Proxy Statement dated July 21, 2005).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medtronic, Inc. (Registrant)

Date: December 6, 2005	/s/ Arthur D. Collins, Jr.

Arthur D. Collins, Jr. Chairman of the Board and Chief Executive Officer

Date: December 6, 2005	/s/ Gary L. Ellis

Gary L. Ellis Senior Vice President and Chief Financial Officer