Form 10-Q
period 2006-01-27
MEDTRONIC INC
filed 2006-03-07
CIK 64670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 27, 2006

Commission File Number 1-7707

MEDTRONIC, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0793183
(State of incorporation)	(I.R.S. Employer
Identification No.)

710 Medtronic Parkway
Minneapolis, Minnesota 55432
(Address of principal executive offices)

Telephone number: (763) 514-4000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☒           Accelerated filer   ☐           Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Shares of common stock, $.10 par value, outstanding on March 3, 2006:   1,207,011,573

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended		Nine months ended
	January 27, 2006	January 28, 2005	January 27, 2006	January 28, 2005
	(in millions, except per share data)
Net sales	$2,769.5	$2,530.7	$8,225.3	$7,276.6

Costs and expenses:
Cost of products sold	698.7	605.6	2,047.3	1,740.7
Research and development expense	280.3	241.0	818.9	703.4
Selling, general and administrative expense	899.7	814.2	2,685.3	2,355.9
Purchased in-process research and development (IPR&D)	—	—	363.8	—
Special charges	—	—	100.0	—
Certain litigation charges	—	24.3	—	24.3
Other expense, net	9.6	94.6	101.1	212.1
Interest income, net	(23.7)	(13.0)	(52.5)	(24.4)

Total costs and expenses	1,864.6	1,766.7	6,063.9	5,012.0

Earnings before income taxes	904.9	764.0	2,161.4	2,264.6

Provision for income taxes	235.3	219.9	354.7	655.1

Net earnings	$669.6	$544.1	$1,806.7	$1,609.5

Earnings per share:

Basic	$0.55	$0.45	$1.49	$1.33

Diluted	$0.55	$0.45	$1.48	$1.32

Weighted average shares outstanding:

Basic	1,208.5	1,208.2	1,209.4	1,208.9
Diluted	1,222.8	1,219.1	1,222.6	1,220.0

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 27, 2006	April 29, 2005
	(dollars in millions, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$1,367.8	$2,232.2
Short-term investments	3,559.0	1,159.4
Accounts receivable, less allowances of $180.2 and $174.9, respectively	2,364.6	2,292.7
Inventories	1,177.2	981.4
Deferred tax assets, net	83.2	385.6
Prepaid expenses and other current assets	373.7	370.2

Total current assets	8,925.5	7,421.5

Property, plant and equipment	3,709.7	3,628.6
Accumulated depreciation	(1,833.8)	(1,769.3)

Net property, plant and equipment	1,875.9	1,859.3

Goodwill	4,345.0	4,281.2
Other intangible assets, net	1,631.6	1,018.0
Long-term investments	1,122.2	1,565.7
Other assets	438.8	471.7

Total assets	$18,339.0	$16,617.4

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$3,023.2	$478.6
Accounts payable	310.9	371.8
Accrued compensation	612.6	542.2
Accrued income taxes	428.5	923.3
Other accrued expenses	496.3	1,064.1

Total current liabilities	4,871.5	3,380.0

Long-term debt	1,002.5	1,973.2
Deferred tax liabilities, net	362.8	478.1
Long-term accrued compensation	176.8	157.9
Other long-term liabilities	187.8	178.7

Total liabilities	6,601.4	6,167.9

Commitments and contingencies (Notes 4 and 16)	—	—

Shareholders’ equity:
Preferred stock—par value $1.00	—	—
Common stock—par value $0.10	120.9	121.0
Retained earnings	11,448.8	10,178.5
Accumulated other non-owner changes in equity	167.9	150.0

Total shareholders’ equity	11,737.6	10,449.5

Total liabilities and shareholders’ equity	$18,339.0	$16,617.4

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	January 27, 2006	January 28, 2005
	(dollars in millions)
OPERATING ACTIVITIES:
Net earnings	$1,806.7	$1,609.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	407.1	339.3
Purchased in-process research and development	363.8	—
Certain litigation charges	—	24.3
Provision for doubtful accounts	8.2	20.2
Tax benefit from exercise of stock options	77.0	52.0
Deferred income taxes	182.5	15.4
Change in operating assets and liabilities:
Accounts receivable	(123.1)	(156.0)
Inventories	(274.2)	(80.1)
Accounts payable and accrued liabilities	(1,047.6)	240.6
Other operating assets and liabilities	102.8	(41.2)

Net cash provided by operating activities	1,503.2	2,024.0

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(285.2)	(96.4)
Purchase of intellectual property	(830.7)	—
Additions to property, plant and equipment	(305.4)	(306.7)
Purchases of marketable securities	(4,863.3)	(996.8)
Sales and maturities of marketable securities	2,849.6	532.8
Other investing activities, net	1.3	76.3

Net cash used in investing activities	(3,433.7)	(790.8)

FINANCING ACTIVITIES:
Increase in short-term borrowings, net	574.2	21.9
Increase in long-term debt, net	993.9	—
Dividends to shareholders	(348.9)	(303.6)
Issuance of common stock	444.8	236.7
Repurchase of common stock	(709.4)	(511.0)

Net cash provided by (used in) financing activities	954.6	(556.0)

Effect of exchange rate changes on cash and cash equivalents	111.5	(85.4)

Net change in cash and cash equivalents	(864.4)	591.8

Cash and cash equivalents at beginning of period	2,232.2	1,593.7

Cash and cash equivalents at end of period	$1,367.8	$2,185.5

Supplemental Cash Flow Information
Cash Paid For:
Income taxes	$580.1	$365.1
Interest	59.8	34.1
Supplemental Noncash Investing and Financing Activities:
Deferred payments for purchases of intellectual property	$30.0	$—
Reclassification of debentures from short-term to long-term debt	—	1,973.2
Reclassification of debentures from long-term to short-term debt	1,971.4	—

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

Note 2 — Stock-Based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method as prescribed under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25) and related Interpretations. Accordingly, the Company would record compensation expense if the quoted market price on the date of grant exceeds the exercise price. Compensation expense for stock options and other equity based awards is calculated as the number of options or shares granted multiplied by the amount the market price exceeds the exercise price. For options or shares with a vesting period, the expense is recognized over the vesting period. Compensation expense is recognized immediately for options or shares that are fully vested on the date of grant. The Company has not recognized any stock option related employee compensation expense during the three and nine months ended January 27, 2006 or January 28, 2005. Stock-based compensation expense included in reported net earnings relates primarily to restricted stock awards. Performance shares are expensed over the performance period based on the probability of achieving the performance objectives. Since it is probable that the performance targets will be met, performance shares are expensed over the performance period based on estimated payout percentages.

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

	Three months ended		Nine months ended
	January 27, 2006	January 28, 2005	January 27, 2006	January 28, 2005
Net earnings as reported	$669.6	$544.1	$1,806.7	$1,609.5
Add: Stock-based compensation expense included
in reported net earnings (1)	3.3	3.5	10.9	9.9
Deduct: Stock-based compensation expense
determined under fair value method for all awards (1)	(40.2)	(41.4)	(105.1)	(182.2)

Pro forma	$632.7	$506.2	$1,712.5	$1,437.2

Basic Earnings Per Share:
As reported	$0.55	$0.45	$1.49	$1.33
Pro forma	0.52	0.42	1.42	1.19
Diluted Earnings Per Share:
As reported	$0.55	$0.45	$1.48	$1.32
Pro forma	0.52	0.42	1.40	1.18

_________________
(1)    Compensation expense is net of related tax effects.

Most of the Company’s stock option awards provide for immediate vesting upon retirement, death or disability of the participant. The Company has traditionally accounted for the pro forma compensation expense related to stock-based awards made to retirement eligible individuals using the nominal vesting period of the grant. The nominal vesting approach requires recognition of the compensation expense over the vesting period except in the instance of the participant’s actual retirement. The Financial Accounting Standards Board (FASB) clarified the accounting for stock-based awards made to retirement eligible individuals with the issuance of SFAS No. 123(R), “Share Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) explicitly provides that the vesting period for a grant made to a retirement eligible employee is considered non-substantive and should be ignored when determining the period over which the award should be expensed. Upon adoption of SFAS No. 123(R) in the first quarter of fiscal year 2007, the Company will be required to expense stock-based awards over the period between grant date and retirement eligibility or immediately if the employee is retirement eligible at the date of grant. If the Company had historically accounted for stock-based awards made to retirement eligible individuals under the requirements of SFAS No. 123(R), the pro forma expense disclosed above would have been increased by $12.8 million and decreased by $4.6 million for the three months ended January 27, 2006 and January 28, 2005, respectively and would have been increased by $5.9 million and decreased by $12.1 million for the nine months ended January 27, 2006 and January 28, 2005, respectively.

In fiscal year 2005, in response to numerous external factors, including rising medical benefit costs and evolving workforce demographics, the Company completed an extensive study to realign its portfolio of employee benefits. As a result of this study and the planned changes to employee benefits, including the cessation of the Employee Stock Ownership Plan contribution at the end of fiscal year 2005 and changes to both the U.S. defined benefit pension and post-retirement medical plans, the Company awarded fully vested, nonqualified stock options to eligible employees as part of its annual broad employee-based stock option award, which took place during the second quarter of fiscal year 2005. Due to the immediate vesting provisions, this award, with an aggregate fair value, net of tax, of $64.2 million, resulted in increased pro forma compensation expense for the nine months ended January 28, 2005 as compared to the typical grant that is expensed over a four-year vesting period. Executive officers who received stock options in connection with the fiscal year 2005 annual grant did not receive fully vested awards, but instead received awards subject to the Company’s standard policy on option vesting, which is generally over a four-year period. The broad employee-based stock option award granted during the second quarter of fiscal year 2006 carried the standard four-year vesting provisions.

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

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method under APB Opinion No. 25 and, as such, generally recognizes no compensation expense for employee stock options. Accordingly, the adoption of the fair value method under SFAS No. 123(R) will have a significant impact on the Company’s consolidated earnings, although it will have no impact on the Company’s financial condition or cash flows. The Company believes the pro forma disclosure in Note 2, “Stock-Based Compensation,” provides an appropriate short-term indicator of the level of expense that will be recognized in accordance with SFAS No. 123(R). However, the total expense recorded in future periods will depend on several variables, including the number of share-based awards granted, the number of grants that ultimately vest, number of awards granted to retirement eligible individuals, and the fair value assigned to those awards.

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

Note 4 — Acquisitions

During the second quarter of fiscal year 2006, the Company acquired all the outstanding stock of Image-Guided Neurologics, Inc. (IGN), a privately held company. Prior to the acquisition, the Company had an equity investment in IGN, which was accounted for under the cost method of accounting. IGN specialized in precision navigation and delivery technologies for brain surgery. The IGN product line includes the NexFrame™ disposable, “frameless” sterotactic head frame, which is used in conjunction with image-guided surgery systems during deep brain stimulation. This acquisition complements the Company’s position in deep brain stimulation by offering instruments that simplify the procedure for surgeons and improve patient comfort during surgery.

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

The consideration for TNI was approximately $268.7 million, which included $227.3 million in net cash paid. The $227.3 million in net cash paid resulted from the $268.7 million in consideration less the value of the Company’s prior investment in TNI and TNI’s existing cash balance. The purchase price is subject to increases which would be triggered by the achievement of certain milestones.

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

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed (dollars in millions):

Current assets	$13.6
Other intangible assets	54.6
IPR&D	168.7
Goodwill	50.5

Total assets acquired	287.4

Current liabilities	14.1
Deferred tax liability – long-term	4.6

Total liabilities assumed	18.7

Net assets acquired	$268.7

The results of operations related to TNI have been included in the Company’s condensed consolidated statements of earnings since the date of the acquisition.

The pro forma impact of the IGN and TNI acquisitions was not significant, individually or in the aggregate, to the results of the Company for the nine months ended January 27, 2006 or the three and nine months ended January 28, 2005.

In the first quarter of fiscal year 2006, the Company acquired substantially all of the spine-related intellectual property and related contracts, rights, and tangible materials owned by Gary Michelson, M.D. and Karlin Technology, Inc. (Michelson) and settled all outstanding litigation and disputes between Michelson and the Company. The acquired patents pertain to novel spinal technology and techniques that have both current application and the potential for future patentable commercial products. The agreement requires total consideration of $1,350.0 million for the purchase of a portfolio of more than 100 issued U.S. patents, over 110 pending U.S. patent applications and numerous foreign counterparts to these patents and patent applications, and the settlement of all ongoing litigation. A value of $550.0 million was assigned to the settlement of past damages between the parties and was recorded as an expense in the fourth quarter of fiscal year 2005. The remaining consideration, including direct acquisition costs, was allocated between $627.5 million of acquired technology based intangible assets that have a useful life of 17 years and $175.1 million of IPR&D that was expensed on the date of acquisition. During the first quarter of fiscal year 2006, the Company paid $1,320.0 million and committed to three future installments of $10.0 million to be paid in May 2006, 2007, and 2008.

During the third quarter of fiscal year 2005, the Company acquired all of the outstanding stock of Angiolink Corporation (Angiolink), a privately held company that developed wound closure devices for vascular procedures. Angiolink’s EVSTM (Expanding Vascular Stapling) Vascular Closure System, which has received U.S. Food and Drug Administration (FDA) approval, is engineered to close the femoral artery access site after vascular procedures, such as diagnostic angiography, balloon angioplasty and stenting. The EVS system provides safe and effective mechanical closure of arterial puncture sites without disturbing the lumen, or interior, of the targeted vessel. This acquisition provides the Company an additional vascular closure offering to the current closure product – the non-invasive Clo-Sur P.A.D.TM. The net consideration paid for Angiolink was approximately $42.3 million in cash, subject to purchase price increases, which would be triggered by the achievement of certain milestones. The net cash purchase price of $42.3 million is the net difference of the $45.2 million purchase price, including direct acquisition costs, less $2.9 million of acquired cash.

In connection with the acquisition of Angiolink, the Company acquired $62.5 million of technology-based intangible assets that have an estimated useful life of 12 years and $11.2 million in goodwill. The goodwill was assigned entirely to the Vascular operating segment and is not deductible for tax purposes.

The following table summarizes the allocation of the Angiolink purchase price to the estimated fair values of the assets acquired and liabilities assumed (dollars in millions):

Current assets	$3.1
Property, plant and equipment	0.6
Other intangible assets, net	62.5
Goodwill	11.2
Deferred tax asset – long-term	5.0

Total assets acquired	82.4

Current liabilities	2.8
Deferred tax liability – long-term	34.4

Total liabilities assumed	37.2

Net assets acquired	$45.2

During the second quarter of fiscal year 2005, the Company acquired substantially all of the assets of Coalescent Surgical, Inc. (Coalescent). Coalescent developed the U-Clip™ Anastomotic Device and the SPYDER™ Proximal Anastomotic Device. The U-Clip device creates high-quality anastomoses (a seamless connection) without sutures and is primarily used in coronary artery bypass surgery. The SPYDER device automatically deploys a series of U-Clip devices when attaching the bypass graft to the aorta. This acquisition complemented the Company’s surgical product line and strategy to develop technologies to promote surgical procedures that produce better patient outcomes, and reduce trauma and hospitalization. The consideration paid for Coalescent was approximately $65.1 million in cash, including a $5.0 million milestone payment made in March 2005 for the successful transition of product and technology to the Company following the acquisition and a $6.0 million payment made in December 2005 related to the release of an indemnification escrow established at the date of acquisition.

In connection with the acquisition of Coalescent, the Company acquired $42.2 million of technology-based intangible assets that have an estimated useful life of 12 years, $1.5 million of other intangible assets with an estimated useful life of 5 years, and $18.0 million of goodwill, including the $5.0 million milestone payment and $6.0 million payment related to the release of the indemnification escrow. The goodwill was assigned entirely to the Cardiac Surgery operating segment and is deductible for tax purposes.

The following table summarizes the allocation of the Coalescent purchase price to the estimated fair values of the assets acquired and liabilities assumed (dollars in millions):

Current assets	$2.6
Property, plant and equipment	1.3
Other intangible assets, net	43.7
Goodwill	18.0

Total assets acquired	65.6

Current liabilities	0.5

Total liabilities assumed	0.5

Net assets acquired	$65.1

The pro forma impact of the Angiolink and Coalescent acquisitions was not significant, individually or in the aggregate, to the results of operations of the Company for the three and nine months ended January 28, 2005. The results of operations related to Angiolink and Coalescent have been included in the Company’s consolidated statements of earnings since the date of acquisition.

Contingent Consideration

Certain of the Company’s business combinations involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. While it is not certain if and/or when these payments will be made, the Company has developed an estimate, based upon its evaluation of the latest available information (e.g. trial results, product launch, dates and nature of milestone targets, etc.), of the potential contingent consideration for each of its acquisitions with an outstanding potential obligation. At January 27, 2006, the estimated potential amount of future contingent consideration that the Company is expected to make associated with all business combinations is approximately $90.0 million. This estimated potential payment amount reflects results announced in the third quarter of fiscal year 2006 of the Screened Health Assessment and Pacer Evaluation clinical trial for the evaluation of implantable gastric stimulation for the management of obesity, including the resulting delay in the Company's anticipated receipt of U.S. FDA regulatory approval for such treatment. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2006 to 2012 in order for the consideration to be paid.

Note 5 — Special, Certain Litigation and IPR&D Charges

Special charges (such as restructuring charges and certain tax adjustments), certain litigation charges in connection with either settlements or judgments from material litigation, and IPR&D charges result from unique facts and circumstances that may or may not recur with similar materiality or impact on income from continuing operations. Special, Certain litigation, and IPR&D charges recorded during the three and nine months ended January 27, 2006 and January 28, 2005 were as follows (dollars in millions):

	Three months ended		Nine months ended
	January 27, 2006	January 28, 2005	January 27, 2006	January 28, 2005
Special charges	$—	$—	$100.0	$—
Certain litigation charges	—	24.3	—	24.3
IPR&D	—	—	363.8	—

Total special, certain litigation and IPR&D charges, pre-tax	—	24.3	463.8	24.3
Less tax benefit of special, certain litigation and IPR&D charges	—	(8.7)	(102.9)	(8.7)
Less tax benefit from the reversal of tax reserves	—	—	(225.0)	—

Total special, certain litigation and IPR&D charges, after tax	$—	$15.6	$135.9	$15.6

Special Charges:

During the second quarter of fiscal year 2006, the Company recorded a $225.0 million tax benefit associated with favorable agreements reached with the U.S. Internal Revenue Service (IRS) involving the review of the Company’s fiscal years 1997 through 2002 domestic income tax returns. Also in the second quarter of fiscal year 2006, the Company recorded a $100.0 million pre-tax charitable donation to The Medtronic Foundation, which is a related party non-profit organization. The donation to The Medtronic Foundation was paid in the second quarter of fiscal year 2006.

There were no special charges during the three and nine months ended January 28, 2005.

Certain Litigation Charges:

There were no certain litigation charges during the three and nine months ended January 27, 2006.

In the third quarter of fiscal year 2005, the Company recorded a charge of $24.3 million related to the DePuy/AcroMed, Inc. (DePuy/AcroMed) litigation. The jury found that the thoracolumbar multiaxial screw design of the Company’s subsidiary, Medtronic Sofamor Danek, Inc. (MSD), which MSD no longer sells in the U.S., infringes patents held by DePuy/AcroMed under the doctrine of equivalents. In February 2005, the Court entered judgment against MSD in the amount of $24.3 million, which included prejudgment interest. Given the judgment entered by the Court and the Company’s conclusion that the incurrence of such expense was both probable and could be reasonably estimated under SFAS No. 5, “Accounting for Contingencies,” at that point in time, the Company recorded a $24.3 million charge related to this judgment. MSD has appealed the jury’s verdict and intends to continue to contest the litigation vigorously. See additional discussion of this case in Note 16.

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

During the first quarter of fiscal year 2006, the Company also acquired substantially all of the spine-related intellectual property and related contracts, rights, and tangible materials owned by Michelson. The patent portfolio consists of more than 100 issued U.S. patents, over 110 pending U.S. patent applications and numerous foreign counterparts to these patents and patent applications. At the date of acquisition, $175.1 million of the purchase price was expensed as IPR&D related to spinal technology based devices that had not yet reached technological feasibility and had no future alternative use. The patents pertain to novel spinal technology and techniques that have the potential for future patentable commercial products in the area of spinal surgery.

During the first quarter of fiscal year 2006, the Company also entered into a royalty bearing, non-exclusive patent cross-licensing agreement with NeuroPace, Inc. Under the terms of the agreement, the two companies cross-licensed patents and patent applications of neurological technology related to direct electrical stimulation or monitoring of the brain. On the date of the agreement, $20.0 million was expensed as IPR&D related to the licensed technology since technological feasibility of the project had not yet been reached and had no future alternative use. This licensed technology is expected to enhance the Company’s ability to further develop and expand its therapies for neurological disorders.

There were no IPR&D charges during the three and nine months ended January 28, 2005.

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

Note 6 — Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows (dollars in millions):

	January 27, 2006	April 29, 2005
Finished goods	$725.2	$606.9
Work in process	198.4	148.0
Raw materials	253.6	226.5

Total	$1,177.2	$981.4

Note 7 — Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended January 27, 2006 are as follows (dollars in millions):

January 27, 2006
Balance at April 29, 2005	$4,281.2
Goodwill as a result of acquisitions	104.3
Purchase accounting adjustments (1)	(32.3)
Currency adjustment, net	(8.2)

Balance at January 27, 2006	$4,345.0

(1)   Includes $32.1 million related to the reversal of tax valuation allowances on deferred tax assets previously established with certain prior year acquisitions. The reversal is a result of favorable agreements reached with the IRS involving the review of the Company’s fiscal years 1997 through 2002 domestic income tax returns.

Intangible assets, excluding goodwill, as of January 27, 2006 and April 29, 2005 are as follows (dollars in millions):

	Purchased Technology and Patents	Trademarks and Trade Names	Other	Total
As of January 27, 2006:
Amortizable intangible assets
Original cost	$1,771.1	$264.7	$230.7	$2,266.5
Accumulated amortization	(401.7)	(116.9)	(116.3)	(634.9)

Carrying value	$1,369.4	$147.8	$114.4	$1,631.6

As of April 29, 2005:
Amortizable intangible assets
Original cost	$1,030.6	$264.7	$247.6	$1,542.9
Accumulated amortization	(319.2)	(97.1)	(108.6)	(524.9)

Carrying value	$711.4	$167.6	$139.0	$1,018.0

Amortization expense is classified in other expense, net in the Company’s condensed consolidated statements of earnings. Amortization expense for the three and nine months ended January 27, 2006 was approximately $43.7 million and $128.6 million, respectively, and for the three and nine months ended January 28, 2005 was approximately $33.0 million and $93.8 million, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets is as follows (dollars in millions):

Fiscal Year	Amortization Expense
Remaining 2006	$44.0
2007	170.5
2008	164.5
2009	158.0
2010	150.8
Thereafter	943.8

$1,631.6

Note 8 — Warranty Obligation

The Company offers a warranty on various products. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. The Company includes the covered costs associated with field actions, if any, in warranty expense.

Changes in the Company’s product warranties during the nine months ended January 27, 2006 and January 28, 2005 consisted of the following (dollars in millions):

	Nine Months Ended
	January 27, 2006	January 28, 2005
Balance at the beginning of the period	$42.9	$35.5
Warranties issued during the period	42.6	11.6
Settlements made during the period	(35.5)	(18.0)

Balance at the end of the period	$50.0	$29.1

Note 9 — Financing Arrangements

In September 2005, the Company issued two tranches of long-term debt with the aggregate face value of $1,000.0 million. The first tranche consisted of $400.0 million of 4.375 percent Senior Notes due 2010 and the second tranche consisted of $600.0 million of 4.750 percent Senior Notes due 2015. Each tranche was issued at a discount which resulted in an effective interest rate of 4.433 percent and 4.760 percent for the five and ten year Senior Notes, respectively. Interest on each series of Senior Notes is payable semi-annually, on March 15 and September 15 of each year, beginning March 15, 2006. The Senior Notes are unsecured unsubordinated obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indenture under which Senior Notes were issued contains events of default and customary covenants, all of which the Company remains in compliance with as of January 27, 2006. The Company used the net proceeds from the sale of the Senior Notes for repayment of a portion of its outstanding commercial paper.

In accordance with the agreements governing the Senior Notes, in the third quarter of fiscal year 2006 the Company filed a registration statement with the SEC for an exchange offer of the Senior Notes with Senior Notes, Series B. The registered Senior Notes, Series B, are substantially identical to each originally issued series of Senior Notes. In February 2006, the registration statement was declared effective by the SEC and the Company completed its exchange offer.

In November 2005, the Company entered into a five year interest rate swap agreement with a notional amount of $200.0 million whereby it pays variable interest equal to the LIBOR rate minus 55 basis points and it receives a fixed interest rate of 4.375 percent. This interest rate swap agreement was designated as a fair value hedge of the changes in fair value of our fixed-rate debt obligation attributable to changes in interest rates.

During the second quarter of fiscal year 2006, the Company reclassified $1,971.4 million of contingent convertible debentures from long-term debt to short-term borrowings. The Company may be required to repurchase the remaining securities at the option of the holders in September 2006, 2008, 2011 or 2016. These contingent convertible debentures were reclassified to short-term borrowings because the September 2006 put option is less than 12 months away.

Note 10 — Comprehensive Income and Accumulated Other Non-Owner Changes in Equity

In addition to net earnings, comprehensive income includes changes in foreign currency translation adjustments (including the change in current exchange rates, or spot rates, of net investment hedges), unrealized gains and losses on foreign exchange derivative contracts qualifying and designated as cash flow hedges, minimum pension liabilities, and unrealized gains and losses on available-for-sale marketable securities. Comprehensive income for the three months ended January 27, 2006 and January 28, 2005 was $668.3 million and $539.9 million, respectively. Comprehensive income for the nine months ended January 27, 2006 and January 28, 2005 was $1,824.6 million and $1,676.4 million, respectively.

Presented below is a summary of activity for each component of accumulated other non-owner changes in equity (dollars in millions):

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Foreign Exchange Derivatives	Minimum Pension Liability	Unrealized Gain (Loss) on Investments	Accumulated Other Non-Owner Changes in Equity
Balance April 29, 2005	$190.9	$(10.8)	$(15.4)	$(14.7)	$150.0
Period Change	(45.6)	48.4	0.8	(0.9)	2.7

Balance July 29, 2005	145.3	37.6	(14.6)	(15.6)	152.7
Period Change	12.0	6.9	(0.1)	(2.3)	16.5

Balance October 28, 2005	157.3	44.5	(14.7)	(17.9)	169.2
Period Change	10.7	(16.5)	(0.2)	4.7	(1.3)

Balance January 27, 2006	$168.0	$28.0	$(14.9)	$(13.2)	$167.9

Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to our non-U.S. subsidiaries, which are considered permanent in nature. The tax benefit (expense) on the unrealized gain on derivatives for the three and nine months ended January 27, 2006 was $9.0 million and $(21.1) million, respectively. The tax impact on the minimum pension liability and unrealized gain on investments was not material for the three and nine months ended January 27, 2006.

Note 11 — Retirement Benefit Plans

The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), defined contribution savings plans, post-retirement medical plans (post-retirement benefits), and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the pension and post-retirement medical plans include the following components for the three and nine months ended January 27, 2006 and January 28, 2005 (dollars in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Three months ended		Three months ended		Three months ended
	January 27, 2006	January 28, 2005	January 27, 2006	January 28, 2005	January 27, 2006	January 28, 2005
Service cost	$12.9	$11.8	$6.1	$3.3	$2.7	$3.0
Interest cost	9.7	8.5	2.8	2.2	2.5	2.6
Expected return on plan assets	(16.1)	(13.3)	(2.6)	(2.0)	(1.9)	(1.5)
Amortization of prior service cost	3.3	2.8	0.8	0.5	0.9	1.2

Net periodic benefit cost	$9.8	$9.8	$7.1	$4.0	$4.2	$5.3

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Nine months ended		Nine months ended		Nine months ended
	January 27, 2006	January 28, 2005	January 27, 2006	January 28, 2005	January 27, 2006	January 28, 2005
Service cost	$38.7	$35.4	$18.3	$9.9	$8.1	$9.0
Interest cost	29.1	25.5	8.4	6.6	7.5	7.8
Expected return on plan assets	(48.3)	(39.9)	(7.8)	(6.0)	(5.7)	(4.5)
Amortization of prior service cost	9.9	8.4	2.4	1.5	2.7	3.6
Curtailment charges	2.3	—	—	—	0.7	—

Net periodic benefit cost	$31.7	$29.4	$21.3	$12.0	$13.3	$15.9

Effective May 1, 2005, the Company froze participation in the existing defined benefit pension plan in the U.S. and implemented two new plans including an additional defined benefit pension plan and a new defined contribution pension plan, respectively: the Personal Pension Account (PPA) and the Personal Investment Account (PIA). Participants in the PPA will receive an annual allocation of their salary and bonus on which they will receive an annual guaranteed rate of return which is based on the 10-year Treasury bond rate. Participants in the PIA also receive an annual allocation of their salary and bonus, however, they are allowed to determine how to invest their funds among identified fund alternatives. The cost associated with the PPA is included in the U.S. Pension Benefits table above. The defined contribution cost associated with the PIA was approximately $5.0 million and $14.3 million for the three and nine months ended January 27, 2006, respectively.

Note 12 — Interest (Income)/Expense

Interest income and interest expense for the three and nine month periods ended January 27, 2006 and January 28, 2005 are as follows (dollars in millions):

	Three months ended		Nine months ended
	January 27, 2006	January 28, 2005	January 27, 2006		January 28, 2005
Interest income	$(55.6)	$(25.9)	$(134.	2)	$(64.3)
Interest expense	31.9	12.9	81.7		39.9

Interest income, net	$(23.7)	$(13.0)	$(52.5)		$(24.4)

Note 13 — Income Taxes

During the second quarter of fiscal year 2006, the Company recorded a $225.0 million tax benefit associated with favorable agreements reached with the IRS involving the review of the Company’s fiscal years 1997 through 2002 domestic income tax returns. The $225.0 million tax benefit is recorded in income tax (benefit) provision on the condensed consolidated statements of earnings for the nine months ended January 27, 2006. As a result of the agreements reached with the IRS, the Company made approximately $326.0 million of incremental tax payments during the third quarter of fiscal year 2006. These payments reduced accrued income taxes in the third quarter of fiscal year 2006 condensed consolidated balance sheet.

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

Note 14 — Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the Company’s employee stock purchase plan. As a result of the adoption of EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” the computation of diluted earnings per share for the three and nine months ended January 27, 2006 also includes approximately 700,000 shares of common stock related to the Company’s 1.25 percent Contingent Convertible Debentures (Old Debentures). As required, diluted shares outstanding for the three and nine months ended January 28, 2005 were also restated to include these shares. However, the inclusion of the shares issuable upon conversion of the Old Debentures did not impact diluted earnings per share as previously reported. Because the principal value of the 1.25 percent Contingent Convertible Debentures, Series B (New Debentures) is settled only in cash, the potentially dilutive common shares related to the New Debentures would only be included in the diluted earnings per share calculation at such time in the future when the Company’s stock price rises above the conversion price. The dilutive impact would be equal to the number of shares needed to satisfy the “in-the-money” value of the New Debentures, assuming conversion.

Presented below is a reconciliation between basic and diluted earnings per share (in millions, except per share data):

	Three months ended		Nine months ended
	January 27, 2006	January 28, 2005	January 27, 2006	January 28, 2005
Numerator:
Net earnings	$669.6	$544.1	$1,806.7	$1,609.5
Denominator:
Basic – weighted average shares outstanding	1,208.5	1,208.2	1,209.4	1,208.9
Effect of dilutive securities:
Employee stock options	12.1	8.8	11.3	9.2
Shares issuable upon conversion of Old Debentures	0.7	0.7	0.7	0.7
Other	1.5	1.4	1.2	1.2

Diluted – weighted average shares outstanding	1,222.8	1,219.1	1,222.6	1,220.0

Basic earnings per share	$0.55	$0.45	$1.49	$1.33
Diluted earnings per share	$0.55	$0.45	$1.48	$1.32

The calculation of weighted average diluted shares outstanding excludes options for approximately 0.9 million and 11.8 million common shares for the three and nine months ended January 27, 2006, respectively, and 12.4 million and 25.2 million common shares for the three and nine months ended January 28, 2005, respectively, as the exercise prices of those options were greater than the average market price for the period, resulting in an anti-dilutive effect on diluted earnings per share.

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

	Three months ended		Nine months ended
	January 27, 2006	January 28, 2005	January 27, 2006	January 28, 2005
Cardiac Rhythm Management	$1,263.0	$1,149.7	$3,820.5	$3,350.1
Spinal, ENT, and Navigation	627.8	535.6	1,820.0	1,525.7
Neurological and Diabetes	489.3	460.1	1,439.1	1,298.3
Vascular	235.5	221.5	665.1	618.7
Cardiac Surgery	153.9	163.8	480.6	483.8

	$2,769.5	$2,530.7	$8,225.3	$7,276.6

Geographic information:

Net sales to external customers by geography are as follows (dollars in millions):

	Three months ended		Nine months ended
	January 27, 2006	January 28, 2005	January 27, 2006	January 28, 2005
United States	$1,895.8	$1,678.8	$5,616.7	$4,890.9
Europe	544.8	532.3	1,630.5	1,488.1
Asia Pacific	246.4	253.4	749.0	715.1
Other Foreign	82.5	66.2	229.1	182.5

	$2,769.5	$2,530.7	$8,225.3	$7,276.6

Note 16 — Contingencies

The Company is involved in a number of legal actions, the outcomes of which are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, which, if granted, could require significant expenditures or result in lost revenues. In accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5), the Company records a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. While it is not possible to predict the outcome for most of the actions discussed below and the Company believes that it has meritorious defenses against these matters, it is possible that costs associated with them could have a material adverse impact on the consolidated earnings, financial condition or cash flows of any one interim or annual period.

On October 6, 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson (J&J), filed suit in U.S. District Court for the District of Delaware against Arterial Vascular Engineering, Inc., which Medtronic acquired in January 1999 and which is now known as Medtronic Vascular, Inc. (Medtronic Vascular). The suit alleged that Medtronic Vascular’s modular stents infringe certain patents owned by Cordis. Boston Scientific Corporation is also a defendant in this suit. On December 22, 2000, a jury rendered a verdict that Medtronic Vascular’s previously marketed MicroStent and GFX® stents infringed valid claims of two Cordis patents and awarded damages to Cordis totaling approximately $270.0 million. On March 28, 2002, the District Court entered an order in favor of Medtronic Vascular, deciding as a matter of law that Medtronic Vascular’s MicroStent and GFX stents did not infringe the patents. Cordis appealed, and on August 12, 2003, the Court of Appeals for the Federal Circuit reversed the District Court’s decision and remanded the case to the District Court for further proceedings. The District Court thereafter issued a new patent claim construction and a new trial was held in March 2005. On March 14, 2005, the jury found that the previously marketed MicroStent and GFX stent products infringed valid claims of Cordis’ patents. Medtronic Vascular has made post-trial motions challenging the jury’s findings of infringement and validity, and the District Court has not yet ruled on those motions. Cordis has made a motion to reinstate the previous jury’s verdict as to damages in the amount of approximately $270.0 million and has asked the District Court to determine pre- and post-judgment interest on that amount. Medtronic Vascular has opposed entry of judgment on damages on the grounds that it is premature until the Appellate Court has reviewed the liability findings of the jury. Alternatively, Medtronic Vascular also opposes the interest rate and method of compounding that Cordis has requested. The District Court has not yet decided these motions and the timing of a decision is unknown. Since the District Court has not affirmed the jury’s verdict as to liability or damages, Medtronic has not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

On December 24, 1997, Advanced Cardiovascular Systems, Inc. (ACS), a subsidiary of Guidant Corporation (Guidant), sued Medtronic Vascular in U.S. District Court for the Northern District of California alleging that certain models of Medtronic Vascular’s stents infringe the Lau stent patents held by ACS, and seeking injunctive relief and monetary damages. Medtronic Vascular denied infringement and in February 1998, Medtronic Vascular sued ACS in U.S. District Court for the District of Delaware alleging infringement of Medtronic Vascular’s Boneau stent patents. On January 5, 2005, the District Court found as a matter of law that the ACS products in question did not infringe any of Medtronic Vascular’s Boneau stent patents. Medtronic Vascular has appealed this finding by the District Court. The Federal Circuit Court of Appeals has scheduled a hearing on Medtronic’s appeal for April 5, 2006. In February 2005, following trial, a jury determined that the ACS Lau stent patents were valid and that Medtronic’s Driver®, GFX, MicroStent, S540, S660, S670, Bestent2 and S7 stents infringe those patents. Medtronic Vascular has made numerous post-trial motions challenging the jury’s verdict of infringement and validity and the District Court has not yet ruled on those motions. On June 7 and 8, 2005, the District Court held an evidentiary hearing on Medtronic Vascular’s claim that the ACS Lau stent patents are unenforceable due to inequitable conduct of ACS in obtaining the Lau patents. The District Court has not yet issued a decision on Medtronic Vascular’s claim of inequitable conduct. Issues of damages have been bifurcated from the liability phase of the proceedings. On August 9, 2005, the Court issued an order continuing a stay of any further proceedings on the questions of damages or willfulness. These issues likely will not be addressed by a jury or the Court until the U.S. Court of Appeals for the Federal Circuit has reviewed the underlying liability issues concerning alleged infringement. In January 2006, Medtronic filed a Request for Reexamination at the United States Patent and Trademark Office (USPTO) related to each of the four Lau patents asserted by ACS in the above matter. On February 14, 2006, the USPTO granted Medtronic’s Request for Reexamination for each of the four Lau patents, finding that “substantial questions exist” regarding the validity of the Lau patent claims in view of prior art submitted by Medtronic with the Request for Reexamination. The USPTO will now reconsider whether the Lau patents should have been granted in the first instance, though the timing of such reexamination is not known. Until this reexamination is concluded, its potential impact upon the claims relating to the Lau patents in the above proceeding remains unknown. The Company has not recorded an expense in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

On September 12, 2000, Cordis filed an additional suit against Medtronic Vascular in U.S. District Court for the District of Delaware alleging that Medtronic Vascular’s S670, S660 and S540 stents infringe the patents asserted in the October 1997 Cordis case above. The Court temporarily stayed proceedings in this suit until the appeals were decided in the 1997 case. The District Court thereafter lifted that stay, and Cordis has now added claims that Medtronic Vascular’s S7 and Driver stents infringe the asserted patents. Medtronic Vascular made a motion to stay the trial proceedings pending arbitration of Medtronic Vascular’s defense that its products are licensed under a 1997 Agreement between Medtronic Vascular and Cordis. The Court has granted that motion and the District Court proceedings have been stayed pending an arbitration of the license issues. The arbitration commenced November 14, 2005 before a panel of three neutral arbitrators. The scope of the arbitration was limited to the question of whether the products that are the subject of the lawsuit are covered by the 1997 Agreement, and also whether a separate covenant by J&J not to sue Medtronic and its affiliates contained within a 1998 amendment to the 1997 Agreement precludes the lawsuit. On February 20, 2006, the Arbitration Panel issued its award concluding that the accused Medtronic products are licensed and that the covenant not to sue contained within the 1998 amendment bars J&J’s and Cordis’ claims that Medtronic Vascular has infringed the Cordis patents asserted in the 2000 lawsuit. The Company has not recorded an expense in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

On January 26, 2001, DePuy/AcroMed, a subsidiary of J&J, filed suit in U.S. District Court for the District of Massachusetts alleging that MSD was infringing a patent relating to a design for a thoracolumbar multiaxial screw (MAS). In March 2002, DePuy/AcroMed supplemented its allegations to claim that MSD’s M10, M8 and Vertex® screws infringe the patent. On April 17, 2003 and February 26, 2004, the District Court ruled that those screws do not infringe. On October 1, 2004, a jury found that the MAS screw, which MSD no longer sells in the U.S., infringes under the doctrine of equivalents. The jury awarded damages of $21.0 million and on February 9, 2005, the Court entered judgment against MSD, including prejudgment interest, in the aggregate amount of $24.3 million. In the third quarter of fiscal year 2005, the Company recorded an expense equal to the $24.3 million judgment in the matter. DePuy/AcroMed has appealed the Court’s decisions that the M10, M8 and Vertex screws do not infringe, and MSD has appealed the jury’s verdict that the MAS screw infringes valid claims of the patent.

On October 31, 2002, the U.S. Department of Justice filed a notice that the U.S. was declining to intervene in an action against Medtronic filed under seal in 1998 by two relators, private attorneys who filed suit under the qui tam provisions of the federal False Claims Act. Relators alleged that Medtronic defrauded the U.S. Food and Drug Administration (FDA) in obtaining pre-market approval to manufacture and sell Models 4004, 4004M, 4504 and 4504M pacemaker leads in the late 1980s and early 1990s. Relators further alleged that Medtronic did not provide information about testing of the pacemaker leads to the FDA in the years after the agency’s approval of the leads. Pursuant to the requirements of the False Claims Act, the case remained under seal while the U.S. Department of Justice determined whether to intervene in the action and directly pursue the claims on behalf of the U.S. On June 6, 2003, Medtronic’s motion to dismiss the action on several grounds was denied by the U.S. District Court for the Southern District of Ohio. The Sixth Circuit Court of Appeals accepted an interlocutory appeal to review that decision, and on April 6, 2005, a panel of the Sixth Circuit reversed the District Court and remanded the case for dismissal. Relators petitioned the Sixth Circuit for a rehearing which was denied. During the third quarter of fiscal year 2006, the U.S. Supreme Court declined to review the lower court’s dismissal, thus concluding proceedings in this matter.

On May 2, 2003, Cross Medical Products, Inc. (Cross) sued MSD in the U.S. District Court for the Central District of California. The suit alleges that MSD’s CD HORIZON®, Vertex and Crosslink® products infringe certain patents owned by Cross. MSD has countered that Cross’ cervical plate products infringe certain patents of MSD, and Cross has filed a reply alleging that certain MSD cervical plate products infringe certain patents of Cross. On May 19, 2004, the Court found that the MAS, Vertex, M8, M10, CD HORIZON SEXTANT™ and CD HORIZON LEGACY™ screw products infringe one Cross patent. A hearing on the validity of that patent was held on July 12, 2004, after which the District Court ruled that the patents were valid. Cross made a motion for permanent injunction on the multiaxial screw products, which the District Court granted on September 20, 2004, but stayed the effect of the injunction until January 3, 2005. MSD requested an expedited appeal of the ruling and the U.S. Court of Appeals for the Federal Circuit granted the request. The Federal Circuit heard the appeal on March 11, 2005. On September 30, 2005, the Federal Circuit vacated the injunction, modified the trial court’s claim construction rulings, and remanded the matter for trial in the District Court. The Federal Circuit awarded costs to Medtronic on the appeal. In April 2005, the District Court ruled invalid certain claims in the patents Cross asserted against MSD’s Crosslink and cervical plate products. The Court also ruled that Cross cervical plate products infringe MSD’s valid patents and that MSD’s redesigned pedicle screw products infringe one claim of one of the patents owned by Cross. Cross thereafter moved for an injunction against the redesigned screw products, which the District Court granted on May 24, 2005. The District Court then stayed the effectiveness of the injunction until August 22, 2005. On July 27, 2005, the U.S. Court of Appeals for the Federal Circuit granted MSD’s motion to stay the District Court’s injunction pending a full hearing on the appeal. In granting the further stay, the Federal Circuit stated MSD had shown a “…likelihood of success…” on the merits of its appeal. The Federal Circuit has scheduled a hearing on this appeal for March 10, 2006. The trial court held a status hearing on December 19, 2005, to determine further proceedings in light of the appellate rulings. As a result of this hearing the trial court allowed limited additional discovery, which is to be completed by April 19, 2006, and scheduled a status conference for May 22, 2006. No trial date has been set. The Company has not recorded an expense in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5. Separately, on February 1, 2006, MSD filed a lawsuit against Biomet Inc., the corporate parent of Cross (Biomet) and its subsidiary EBI Spine, L.P., for patent infringement. The suit, which involves seven Medtronic patents and seeks injunctive relief and monetary damages, was filed in the U.S. District Court for the District of New Jersey. Three of the patents were purchased by Medtronic from Michelson and involve single-lock anterior cervical plating systems used in cervical spinal fusions. Medtronic claims that a cervical plate marketed by Biomet under the trade name VueLock® Anterior Cervical Plate System, and openly promoted as a plate that has a “Secure One Step Locking” mechanism feature, infringes these patents. The other patents involve rod reducer instruments and surgical implantation methods commonly used in spinal surgeries to implant pedicle screws. The lawsuit alleges that Biomet’s pedicle screw systems utilize a rod reducer instrument in a variety of lumbar and thoracic spinal fusion surgeries.

On August 19, 2003, Edwards Lifesciences LLC (Edwards) and Endogad Research PTY Limited (Endogad) sued Medtronic Vascular, Cook Incorporated (Cook) and W.L. Gore & Associates, Inc. (Gore) in the U.S. District Court for the Northern District of California. The suit alleges that a patent owned by Endogad and licensed to Edwards is infringed by Medtronic Vascular’s AneuRx® Stent Graft and/or Talent™ Endoluminal Stent Graft System, and by products of Cook and Gore. On June 4, 2004, Medtronic filed suit alleging that the inventor of the patent had breached a contract with Medtronic, and seeking to have Medtronic named as a rightful owner of the patent. In January 2006, Medtronic paid $37.5 million to obtain a nonexclusive, royalty free worldwide license to the patents involved in this litigation and to acquire selected assets from Edwards related to an abdominal aortic aneurysm graft delivery system. In connection with these transactions, the parties released all claims related to the foregoing patent litigation.

On September 4, 2003, Medtronic was informed by the Department of Justice that the government is investigating allegations that certain payments and other services provided to physicians by MSD constituted improper inducements under the federal Anti-Kickback Statute. The allegations were made as part of a civil qui tam complaint brought pursuant to the federal False Claims Act. On November 21, 2003, Medtronic was served with a government subpoena seeking documents in connection with these allegations. On September 2, 2004, Medtronic received a copy of a second civil qui tam complaint brought by a second relator asserting similar allegations under the False Claims Act. The Company views the second complaint as having arisen out of essentially similar facts and circumstances as the first qui tam complaint, and believes that the second complaint does not materially expand the nature of the existing inquiry in which the Company is cooperating. The cases remain under seal in the U.S. District Court for the Western District of Tennessee. The Company is cooperating fully with the investigations and is independently evaluating these matters, the internal processes associated therewith, and certain employment matters related thereto, in each case under the supervision of a special committee of the Board of Directors. The Company has not recorded an expense in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

On October 2, 2003, Cordis sued Medtronic Vascular in the U.S. District Court for the Northern District of California, alleging that Medtronic Vascular’s S7 stent delivery system infringes certain catheter patents owned by Cordis. Pursuant to stipulation of the parties, the Court has stayed the suit and referred the matter to arbitration. The arbitrators have not yet been selected. The Company has not recorded an expense in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

On October 15, 2004, Dr. Eckhard Alt filed suit in U.S. District Court for the Eastern District of Texas against Medtronic, Inc. Dr. Alt alleges that certain Medtronic pacemakers and defibrillators infringe four patents Dr. Alt claims he now owns. Dr. Alt is also seeking injunctive relief and monetary damages. Medtronic has filed motions with the Court challenging the scope of Dr. Alt’s ownership rights and the allegations that Medtronic is using the technology in any of the patents. Those motions remain pending and the timing of a decision is unknown. Trial is scheduled for May 15, 2006. On February 15, 2006, Dr. Alt filed a second lawsuit in U.S. District Court for the Eastern District of Texas against Medtronic, Inc. alleging that certain Medtronic defibrillators infringe one other patent in which Dr. Alt claims to have certain rights. Medtronic was served with a complaint for this second lawsuit on March 3, 2006, but no trial date or other deadlines have been set for this second lawsuit. The Company has not recorded an expense in either matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

On February 11, 2005, Medtronic voluntarily began advising physicians about a potential battery shorting mechanism that may occur in a subset of implantable cardioverter defibrillators (ICDs) and cardiac resynchronization therapy defibrillators (CRT-Ds), including certain of the Marquis VR/DR and Maximo VR/DR ICDs and certain of the InSync I/II/III Marquis and InSync III CRT-D devices. The Company provided physicians with a list of potentially affected patients and recommended that physicians communicate with those patients so they could manage the potential issue in a manner they felt was appropriate for their individual patients. Subsequent to this voluntary field action, later classified by the FDA as a Class II Recall, a number of lawsuits were filed against Medtronic in various state and federal jurisdictions. The cases were brought either by individuals claiming personal injury or by third party payors seeking reimbursement of costs associated with the field action. The personal injury complaints generally alleged strict liability, negligence, warranty and other common law and/or statutory claims; and seek compensatory as well as punitive damages. Cases filed in federal court (either personal injury or third party payor) have been consolidated before one federal judge under a process known as a Multidistrict Litigation case (MDL). There are 114 federal cases, most of which have been consolidated in the MDL. We expect the remaining federal cases to be transferred to the MDL. There are 26 state court cases that are not part of the MDL. Separate master complaints were filed in the MDL for the personal injury and third party payor claims. The third party payor master complaint contains class allegations and lawyers for the plaintiffs have indicated that they will request the court’s permission to amend the personal injury master complaint to add class allegations which were omitted from it. The Company intends to challenge any attempt at class certification because it believes individual issues far outweigh any common issues in the various cases. Cases claiming personal injury will be subject to dismissal in connection with Medtronic’s planned summary judgment motion based upon a legal theory of federal preemption. The judge in the MDL has authorized discovery limited to issues associated with federal preemption. Medtronic intends to file a motion for summary judgment in the MDL in March 2006. The motion is expected to be heard in the summer of 2006. Medtronic will also file a motion to dismiss the third party payor cases in March 2006. Additionally, four putative class actions have been filed in Canada. The Company is unaware of any confirmed injury or death resulting from a device failure due to the shorting mechanism that was the subject matter of the field action though certain of the lawsuits make such allegations. The Company has not recorded an expense in connection with the various Marquis related lawsuits because potential losses are not currently probable or reasonably estimable under SFAS No. 5.

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

Tax Strategies

Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may or may not prevail. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate. This rate is then applied to our quarterly operating results. In the event there is a special, certain litigation and/or IPR&D charge recognized in our operating results, the tax attributable to that item would be separately calculated and recorded in the same period as the special, certain litigation and/or IPR&D charge.

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

Tax audits associated with the allocation of income, and other complex issues, may require an extended period of time to resolve and may result in income tax adjustments if changes to our allocation are required between jurisdictions with different tax rates. Tax authorities periodically review our tax returns and propose adjustments to our tax filings. The U.S. Internal Revenue Service (IRS) has settled its audits with us for all years through fiscal year 1996. Tax years settled with the IRS, however, remain open for foreign tax audits and competent authority proceedings. Competent authority proceedings are a means to resolve intercompany pricing disagreements between countries.

In August 2003, the IRS proposed adjustments related to the audits of the fiscal years 1997, 1998, and 1999 tax returns. We initiated defense of these filings at the IRS appellate level in November 2004. In the second quarter of fiscal year 2006, the parties have reached agreement in principle on most, but not all matters. Also, during the second quarter of fiscal year 2006, the IRS issued their audit report for fiscal years 2000, 2001, and 2002. We have also reached agreement with the IRS on substantially all of the fiscal years 2000, 2001 and 2002 proposed adjustments. The only items of significance, which remain open, relate to unresolved issues that carry forward from the 1997 through 1999 tax audits.

As a result of favorable agreements reached with the IRS on certain issues involving the review of our fiscal years 1997 through 2002 domestic income tax returns, we recorded a $225.0 million tax benefit in the second quarter of fiscal year 2006 (see further discussion in the “Income Taxes” section of this management’s discussion and analysis).

The positions taken by the IRS with respect to potential issues raised in future tax audits, as well as issues that remain unresolved for the fiscal years 1997 through 2002, or with respect to competent authority proceedings could have a material unfavorable impact on our effective tax rate in future periods. We continue to believe that we have meritorious defenses for our tax filings and will continue to vigorously defend them through litigation in the courts, if necessary. We believe we have provided for probable liabilities resulting from tax assessments by taxing authorities.

Our current operational strategies, tax strategies and the resolution of various issues with the IRS in the current fiscal year have resulted in an effective tax rate of 16.4% and nominal tax rate of 26.0% for the nine months ended January 27, 2006, which is below the U.S. statutory rate of 35% (see further discussion on the tax rate in the “Income Taxes” section of this management’s discussion and analysis).

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

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows. Goodwill was $4.345 billion and $4.281 billion as of January 27, 2006 and April 29, 2005, respectively.

Other intangible assets consist primarily of purchased technology, patents, and trademarks which are amortized using the straight-line method over their estimated useful lives, ranging from 3 to 20 years. We review these intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. Other intangible assets, net of accumulated amortization, were $1.632 billion and $1.018 billion as of January 27, 2006 and April 29, 2005, respectively.

Results of Operations

Consolidated net sales for the three and nine months ended January 27, 2006 were $2.770 billion and $8.225 billion, respectively. This is an increase of $238.8 million and $948.7 million, or 9% and 13%, respectively, over the same periods in the prior year. Additionally, during the three and nine months ended January 27, 2006, foreign exchange translation had an unfavorable impact on net sales for the three and nine months ended January 27, 2006 of approximately $71.9 million and $49.2 million, respectively.

The three and nine month increases in net sales were primarily driven by growth in certain businesses within our CRM and Spinal, ENT and Navigation operating segments. CRM net sales for the three and nine months ended January 27, 2006 increased by $113.3 million and $470.4 million, or 10% and 14%, respectively, over the same periods in the prior year. Spinal, ENT and Navigation net sales for the three and nine months ended January 27, 2006 increased by $92.2 million and $294.3 million, or 17% and 19%, respectively, over the same periods in the prior year. Increases in each of theses segments were driven by numerous factors as explained further in our discussion of net sales by operating segment within this management’s discussion and analysis.

Certain of our businesses experienced a decline in net sales for the three and/or nine months ended January 27, 2006 as compared to the same periods of the prior year. Our Emergency Response Systems (ERS) business, which is part of the CRM operating segment, experienced a decline of 4% and 6%, respectively, during the three and nine months ended January 27, 2006. Cardiac Surgery sales declined 6% and 1%, respectively, during the three and nine months ended January 27, 2006. See discussion of net sales by operating segment within this management’s discussion and analysis for more information.

Acquisitions

In the second quarter of fiscal year 2006, we acquired all the outstanding stock of Image-Guided Neurologics, Inc. (IGN), a privately held company. Prior to the acquisition, we had an equity investment in IGN, which was accounted for under the cost method of accounting. IGN specialized in precision navigation and delivery technologies for brain surgery. The IGN product line includes the NexFrame™ disposable, “frameless” sterotactic head frame, which is used in conjunction with image-guided surgery systems during deep brain stimulation. This acquisition complements our position in deep brain stimulation by offering instruments that simplify the procedure for surgeons and improve patient comfort during surgery. The total consideration for IGN was approximately $65.1 million, which included $57.9 million in net cash paid. The $57.9 million in net cash paid results from the $65.1 million in consideration less the value of our prior investment in IGN and IGN’s existing cash balance.

In the first quarter of fiscal year 2006, we acquired all of the outstanding stock of Transneuronix, Inc. (TNI), a privately held company. Prior to the acquisition, we had an equity investment in TNI, which was accounted for under the cost method of accounting. TNI focused on the treatment of obesity by stimulation of the stomach with an Implantable Gastric Stimulator (IGS™), known as the Transcend™ device. This acquisition is expected to complement our formation of a new business unit, Obesity Management and our strategy to deliver therapeutic solutions for the worldwide challenges of obesity. Obesity Management is part of the Neurological and Diabetes operating segment. The consideration for TNI was approximately $268.7 million, which includes $227.3 million in net cash paid. The $227.3 million in net cash paid resulted from the $268.7 million in consideration less the value of our prior investment in TNI and TNI’s existing cash balance. The purchase price is subject to increases which would be triggered by the achievement of certain milestones. Our fiscal year 2006 operating results include the results of TNI and IGN since the acquisition dates.

In the first quarter of fiscal year 2006, we acquired substantially all of the spine-related intellectual property and related contracts, rights, and tangible materials owned by Gary Michelson, M.D. and Karlin Technology, Inc. (Michelson) and settled all outstanding litigation and disputes between Michelson and the Company. The acquired patents pertain to novel spinal technology and techniques that have both current application and the potential for future patentable commercial products. The agreement requires total consideration of $1,350.0 million for the purchase of a portfolio of more than 100 issued U.S. patents, over 110 pending U.S. patent applications and numerous foreign counterparts to these patents and patent applications, and the settlement of all ongoing litigation. A value of $550.0 million was assigned to the settlement of past damages between the parties and was recorded as an expense in the fourth quarter of fiscal year 2005. The remaining consideration, including direct acquisition costs, was allocated between $627.5 million of acquired technology based intangible assets that have a useful life of 17 years and $175.1 million of IPR&D that was expensed on the date of acquisition. During the first quarter of fiscal year 2006, we paid $1,320.0 million and committed to three future installments of $10.0 million to be paid in May 2006, 2007, and 2008.

Other Matters

In December 2005, we issued a press release announcing that the preliminary results of the Screened Health Assessment and Pacer Evaluation (SHAPE trial) did not meet the efficacy endpoint of a difference in mean excess weight loss at one year. The SHAPE trial was initiated in May 2004, by TNI, which we acquired in the first quarter of fiscal year 2006 (see further discussion of the TNI acquisition in the “Acquisitions” section of this management’s discussion and analysis). The SHAPE trial evaluated implantable gastric stimulation for the management of obesity. The announcement has no impact on our obesity feasibility study, Appetite Suppression Induced by Stimulation Trial (ASSIST), which evaluates implantable gastric stimulation therapy in obese patients with type 2 diabetes. Furthermore, we believe gastric stimulation remains a potentially attractive therapy for obesity, and intend to conduct further clinical research to support submission for regulatory approval.

During the second quarter of fiscal year 2006, we discontinued shipment of several key products in Emergency Response Systems, resulting in net sales declines for the three and nine months ended January 27, 2006, over the same periods in the prior year (see discussion of net sales by operating segment within this management’s discussion and analysis). Related to the product performance issues with a key vendor, we recently initiated two separate field actions affecting our LifePak CR Plus™ and LifePak® 500 automatic external defibrillators (AEDs). We are working directly with our customers to repair the affected devices by replacing either the main printed circuit board assembly or the entire AED. We are not aware of any patient issues associated with the affected products, and have made significant changes with the supplier to remedy the potentially defective parts. Shipments resumed in the third quarter of fiscal year 2006 for the LifePak CR Plus, and we expect shipment for the LifePak 500 to resume in the fourth quarter of fiscal year 2006. An expense was recorded in the current quarter related to the field actions, which negatively impacted our cost of products sold in the condensed consolidated statements of earnings (see further discussion in the “Cost of Products Sold” section of this management’s discussion and analysis).

Earnings and Earnings Per Share (dollars in millions, except per share data):

	Three Months Ended		Nine Months Ended
	January 27, 2006	January 28, 2005	January 27, 2006	January 28, 2005
Net earnings, as reported	$669.6	$544.1	$1,806.7	$1,609.5

Special, Certain litigation and IPR&D charges, after-tax	$—	$15.6	$135.9	$15.6
Diluted earnings per share, as reported	0.55	0.45	1.48	1.32
Special, Certain litigation and IPR&D charges, after-tax,
per diluted share	—	0.01	0.11	0.01

There were no special charges in the three months ended January 27, 2006. Special charges in the nine months ended January 27, 2006 related to a $225.0 million tax benefit associated with favorable agreements reached with the IRS involving the review of our fiscal years 1997 through 2002 domestic income tax returns and a pre-tax charge of $100.0 million related to a charitable donation ($65.6 million after-tax) to The Medtronic Foundation, which is a related party non-profit organization.

There were no IPR&D charges in the three months ended January 27, 2006. IPR&D charges of $295.3 million, after-tax, in the nine months ended January 27, 2006 related to the acquisition of TNI, the purchase of intellectual property owned by Michelson, and a cross-licensing agreement with NeuroPace, Inc. There were no certain litigation charges during the three and nine months ended January 27, 2006.

There were no special and/or IPR&D charges during the three and nine months ended January 28, 2005. Certain litigation charges in the three and nine months ended January 28, 2005 consisted of a $15.6 million, after-tax, charge related to the DePuy/AcroMed Inc. (DePuy/AcroMed) legal judgment.

Net Sales

The charts below illustrate net sales by operating segment for the three and nine months ended January 27, 2006 and January 28, 2005:

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

Forward-looking statements are subject to risk factors (see “Risk Factors” set forth in this Quarterly Report on Form 10-Q).

Cardiac Rhythm Management

CRM products consist primarily of pacemakers, implantable and external defibrillators, leads, and information systems for the management of patients with our devices. CRM net sales for the three and nine months ended January 27, 2006 increased by $113.3 million and $470.4 million, or 10% and 14%, respectively, over the same periods in the prior year. Foreign currency translation had an unfavorable impact on net sales for the three and nine months ended January 27, 2006 of approximately $34.0 million and $22.9 million, respectively, when compared to the same periods in the prior year. The growth in net sales for the three and nine months ended January 27, 2006 was driven by a 21% and 28%, respectively, increase in net sales of defibrillation systems, led by continued acceptance of the Maximo™, Intrinsic™ and EnTrust™ families of implantable cardioverter defibrillators (ICDs) and the InSync Sentry™ cardiac resynchronization therapy defibrillator (CRT-D). Defibrillation system sales for the nine months ended January 27, 2006 also benefited from dynamics in the marketplace which forced one key competitor off the market for a portion of this period. Pacing net sales for the three and nine months ended January 27, 2006 were down 1% and up 1%, respectively, in comparison to the same periods in the prior year. The relatively flat performance exceeded the overall decline in the market, driven by net sales of the EnRhythm® pacemaker, and the regulatory approval of the Kappa® 900 pacemaker family in the Japanese marketplace during the first quarter of fiscal year 2006. The EnRhythm pacemaker was first released in the U.S. during May 2005.

Emergency Response Systems net sales declined $3.8 million and $18.0 million, or 4% and 6%, respectively, during the three and nine months ended January 27, 2006 as a result of vendor product performance issues. These supply issues resulted in a continued stoppage in shipments of several key products during the quarter and as a result we exited the quarter with approximately $25.0 million of orders on backlog. We began shipping several key products by the end of the quarter, and anticipate shipping backlog orders in the fourth quarter of fiscal year 2006 with a return to positive growth.

Looking ahead, we expect our CRM operating segment to benefit from the following:

•	Continued acceptance of the InSync Sentry CRT-D, which is the world’s first implantable medical device offering automatic fluid status monitoring (OptiVol™) in the chest area encompassing the heart and lungs. InSync Sentry represents an increasing percentage of our total defibrillation system sales, and provides what we believe to be an advantage in managing heart failure since thoracic fluid accumulation is a primary indicator of worsening heart failure and often results in patient hospitalization. The results of the Medtronic Impedance Diagnostics in Heart Failure Clinical Trial (MIDHeFT) were published in the first quarter of fiscal year 2006, and these results indicated that our OptiVol Fluid Status Monitoring capability in the InSync Sentry was successful in warning of fluid accumulation an average of 15 days before heart failure symptoms appeared, and 18 days before hospitalization.

•	Continued acceptance of the Intrinsic and EnTrust ICDs, and EnRhythm pacemaker, which all feature Managed Ventricular Pacing (MVP™). MVP is a new pacing mode designed to promote natural heart activity by minimizing unnecessary right ventricular pacing. The EnTrust ICD, released in the U.S. in June 2005, offers the features of and the ability to provide anti-tachycardia pacing (ATP) while charging. ATP is a process of using pacing pulses to painlessly terminate dangerously fast heart rhythms originating in the ventricle.

•	Continued acceptance of the Medtronic CareLink Service and the recently announced U.S. approval of CardioSight™. The Medtronic CareLink Service enables patients, as instructed by their physician, to transmit data from their implantable device anywhere in the U.S. using a portable monitor that is connected to a standard telephone. Within minutes, the patient’s medical team can view patient and device diagnostic data on a secure Internet website. CardioSight is a unique monitoring system designed to facilitate a heart failure clinic’s evaluation of patients with InSync Sentry and its OptiVol™ Fluid Status Monitoring capability.

•	Acceptance of the Adapta™, Versa™, and Sensia™ lines of pacemakers, which were introduced to the European market during the third quarter of fiscal year 2006. In addition to offering MVP, these products incorporate automatic features designed to help physicians improve pacing therapy and streamline the patient follow-up process, potentially minimizing the amount of time spent in a physician’s office. The U.S. introduction of these products is expected in the fourth quarter of fiscal year 2006.

•	Future acceptance of the Concerto™ CRT-D and Virtuoso™ ICD, which are expected to be introduced in the European market during the fourth quarter of fiscal year 2006. These product lines will be the first to offer Conexus™ Wireless Telemetry, which allows for automatic wireless data transmission upon implant, during in-office follow-up visits and to the patient’s home monitor. Device data is then transmitted to the clinician using the Medtronic CareLink Service, the first internet-based system to help physicians and patients better manage chronic cardiovascular disease. The Concerto/Virtuoso line is expected to be commercially available in the U.S. in calendar year 2007.

Spinal, ENT, and Navigation

Spinal, ENT, and Navigation products include thoracolumbar, cervical and interbody spinal devices, bone graft substitutes, surgical navigation tools, and surgical products used by ENT physicians. Spinal, ENT, and Navigation net sales for the three and nine months ended January 27, 2006 increased by $92.2 million and $294.3 million, or 17% and 19%, respectively, over the same periods in the prior year. Foreign currency translation had an unfavorable impact on net sales for the three and nine months ended January 27, 2006 of approximately $7.6 million and $4.8 million, respectively, as compared to the same periods in the prior year. The majority of the net sales increase in the segment was driven by our Spinal business, which grew 19% and 21% for the three and nine months ended January 27, 2006, respectively, over the same periods in the prior year. This increase reflects solid growth across our portfolio of product offerings including continued strong acceptance of INFUSE® Bone Graft, steady growth in net sales of our CD HORIZON® LEGACY™ Spinal System family of products for thoracolumbar stabilization, our Minimal Access Spinal Technologies (MAST™) family of products, our cervical stabilization family of products including the VERTEX® Max Reconstruction System and MYSTIQUE™ Resorbable Graft Containment Plating System and the increasing acceptance of the CAPSTONE® Vertebral Body Spacer. ENT net sales for the three and nine months ended January 27, 2006 increased by 8% and 12%, respectively, compared to the same periods in the prior year. The primary drivers of the increase in ENT net sales were continued physician acceptance of the NIM-Response® 2.0 Nerve Integrity Monitor and XPS® Powered ENT System. Navigation net sales for the three and nine months ended January 27, 2006 increased 14% and 11%, respectively, compared to the same periods in the prior year. The increases in Navigation net sales were due to balanced growth across all product lines.

Looking ahead, we expect our Spinal, ENT, and Navigation operating segment to benefit from the following:

•	Continued acceptance of the INFUSE Bone Graft for spinal fusion and certain types of acute tibia fractures.

•	Continued acceptance of the MYSTIQUE Resorbable Graft Containment Plating System, for cervical spine fusions, released in August 2005. This new plating system uses a high-tech biologic material that is resorbed by the body over time and alleviates the need for a permanent implant in the patient’s neck. The plate’s transparent nature allows doctors to visualize the spine during surgery and can improve the reading of postoperative X-rays. Before insertion, the plate can also be contoured to better match the patient’s unique anatomy.

•	Continued acceptance of our dynamic stabilization products, including the DIAM™ System, BRYAN® Cervical Disc System, MAVERICK™ Lumbar Artificial Disc, and PRESTIGE® LP Cervical Disc Systems outside the U.S. Enrollment began in May 2005 on the PRESTIGE LP U.S. clinical trial and was completed in the third quarter of fiscal year 2006. For the three other artificial disc clinical trials in the U.S., namely the PRESTIGE ST, BRYAN Cervical Disc System, and MAVERICK Lumbar Artificial Disc, enrollment was completed in the second quarter of fiscal year 2005.

•	Continued acceptance of our expanding suite of MAST products and minimally invasive surgical techniques. During the first quarter of fiscal year 2006, we introduced the CD HORIZON SPIRE™ Spinal System, the METRx™ II Instrument Set, and CD HORIZON SEXTANT® II System for use in various types of minimally invasive spinal surgery. The CD HORIZON SPIRE may be used as supplemental fixation with our existing CD HORIZON products when surgeons perform a MAST Transforaminal Lumbar Interbody Fusion (TLIF). The METRx II Set is a spinal instrument set that may be used to simplify disc removal in anticipation of spinal fusion and the CD HORIZON SEXTANT II System is a surgical instrumentation system that offers a minimally invasive method of placing implants that provide stabilization during spinal fusion surgery.

•	Continued demand for core stabilization products used in spinal fusion, including the CD HORIZON LEGACY family of products and the CAPSTONE Vertebral Body Spacer products. In addition, new products launched during the nine months ended January 27, 2006 include the CD HORIZON ENGAGE™ Spinal System, the VERTEX Max Reconstruction System and the TSRH® SILO™ 5.5 Spinal System, which are all showing signs of early adoption.

Neurological and Diabetes

Neurological and Diabetes products consist primarily of implantable neurostimulation devices, implantable drug administration devices, neurosurgery products, urology products, gastroenterology products, hydrocephalic shunts/drainage devices, surgical instruments, functional diagnostic and sensing equipment and medical systems for the treatment of diabetes. Neurological and Diabetes net sales for the three and nine months ended January 27, 2006 increased by $29.2 million and $140.8 million, or 6% and 11%, respectively, compared to the same periods of the prior year. Foreign currency had an unfavorable impact on net sales during the three and nine months ended January 27, 2006 of approximately $11.2 million and $8.0 million, respectively, as compared to the same periods in the prior year. Neurological net sales for the three and nine months ended January 27, 2006 increased 6% and 9%, respectively, compared to the same periods of the prior year. The increase in Neurological net sales reflects solid net sales growth in several product lines including the Restore® Rechargeable Neurostimulation System for pain management, which benefited from its first full quarter of sales of our Single Stretch-Coil™ Extension which enabled physicians to convert patients with our existing neurostimulators to this new rechargeable technology. The Restore system, launched in the U.S. during April 2005, is our first fully rechargeable neurostimulation system and is indicated to manage difficult-to-treat chronic pain. Sales growth was also driven by continued strength of Activa® Therapy for the treatment of movement disorders associated with advanced Parkinson’s disease and essential tremor, as well as InterStim® Therapy for the treatment of urinary incontinence. The increase in Neurological net sales was partially offset by a decrease in sales of our Gastroenterology/Urology diagnostics product line as a result of supplier issues. Diabetes net sales for the three and nine months ended January 27, 2006 increased by 6% and 14%, respectively, compared to the same periods in the prior year. The sales increase reflects solid global growth of the Paradigm® 515 and 715 insulin pumps and disposable infusion sets used with our line of Paradigm pumps. The Paradigm 515 and 715 pumps, released in the U.S. in November 2004, add new features to the previous Paradigm 512 and 712 versions including increased customization of the insulin dosage based on patient specific information and enhanced information management capabilities. Using the system’s Paradigm Link® Blood Glucose Monitor, patients can upload data stored in the Paradigm 515 or 715 insulin pumps and the Paradigm Link Monitor, including glucose values, carbohydrate intake and insulin dosing information, via the Internet to the Medtronic CareLink™ Service for Diabetes (CareLink for Diabetes). This secure web-based server is designed to aid patients in daily self management decisions by providing user-friendly reports.

Looking ahead, we expect our Neurological and Diabetes operating segment to benefit from the following:

•	Continued acceptance of the Restore Rechargeable Neurostimulation System for pain management that provides increased power without compromising device longevity. We expect to release the dual stretch-coil extension and the RestorePRIME non-rechargeable stimulation system during our fourth quarter of fiscal year 2006.

•	Continued acceptance of our Activa Therapy for the treatment of Parkinson’s disease and essential tremor. Strong interest in frameless deep brain stimulation lead placement continues since our acquisition of IGN in the second quarter of fiscal year 2006.

•	Continued acceptance of the Paradigm 515 and 715 external insulin pump systems, which offer secure patient access to the web-based CareLink for Diabetes.

•	Continued acceptance of the Guardian® RT Continuous Glucose Monitoring System for diabetes management. The Guardian RT System is a real-time glucose monitoring system which measures glucose values as many as 864 times in a three day period and every 5 minutes transmits this information to a monitor using radio frequency. The monitor can then be programmed to alert the patient when glucose levels become too high or low. The Guardian RT System was approved in the U.S. in August 2005 and released to the market on a controlled basis during the second quarter of fiscal year 2006.

Vascular

Vascular products consist of coronary, endovascular, and peripheral stents and related delivery systems, stent graft systems, distal embolic protection systems and a broad line of balloon angioplasty catheters, guide catheters, guidewires, diagnostic catheters and accessories. Vascular net sales for the three and nine months ended January 27, 2006 increased by $14.0 million and $46.4 million, or 6% and 7%, respectively, when compared to the same periods in the prior year. Foreign currency had an unfavorable impact on net sales during the three and nine months ended January 27, 2006 of approximately $14.0 million and $11.0 million, respectively, as compared to the same periods in the prior year. Coronary Vascular net sales during the three and nine months ended January 27, 2006 increased 9% in comparison to each of the same periods in the prior year. The growth in Coronary Vascular net sales in the three and nine months ended January 27, 2006 was primarily a result of the second quarter fiscal year 2006 release of our Endeavor™ Drug-Eluting Coronary Stent (DES) in various markets outside the U.S. and the worldwide strong performance in our other coronary products, including balloons, guides and wires. DES sales grew to $42.6 million during the third quarter of fiscal year 2006. Coronary stent net sales in the U.S. were only $5.7 million of the total worldwide stent sales of $95.7 million for the three months ended January 27, 2006. Endovascular net sales during the three months ended January 27, 2006 were flat with the same period in the prior year, while sales during the nine months ended January 27, 2006 increased 8% in comparison to the same period in the prior year. Endovascular results were primarily a result of solid performance of the Talent™ Stent Graft System outside the U.S., which is used to treat abdominal aortic aneurysms (AAA), and the recently released Valiant™ Thoracic Stent Graft. The Valiant stent graft is a next-generation stent graft used for the minimally invasive repair of the thoracic aorta, the body’s largest artery, for several disease states including aneurysms, penetrating ulcers, acute or chronic dissections, and contained or traumatic ruptures. The Valiant stent graft was approved in Europe in March 2005.

Looking ahead, we expect our Vascular operating segment to benefit from the following:

•	Continued acceptance of the Endeavor DES using Abbott Laboratories’proprietary immuno suppression drug ABT-578 (a rapamycin analogue) paired with our highly successful Driver stent in markets outside the U.S. On July 31, 2005 we announced CE Mark approval of our first drug-eluting coronary stent in various markets outside the U.S. and now have approval in more than 85 countries outside the U.S. We anticipate the future launch of Endeavor DES in France, China and Australia in calendar year 2006. The Endeavor stent was the first cobalt alloy platform in the DES market and we believe it offers physicians excellent deliverability and a strong safety profile.

•	Our anticipated entry into the U.S. DES market. The clinical trials for our Endeavor DES began in fiscal year 2003 and clinical results presented at the European Society of Cardiology (ESC) and the Transcatheter Cardiovascular Therapeutics (TCT) conferences further expanded the medical evidence supporting the clinical performance of the Endeavor DES. In addition, we filed our first Pre-market Approval (PMA) module for Endeavor with the U.S. Food and Drug Administration (FDA) in early October 2005 and enrollment of the ENDEAVOR IV clinical trial is progressing as planned. As of the end of the third quarter fiscal year 2006 had over 850 patients enrolled. Assuming continued positive results from these trials and our current schedule, we anticipate U.S. approval of the Endeavor DES in calendar year 2007.

•	Continued market penetration of the Talent AAA Stent Graft and Valiant Thoracic Stent Graft in the European markets.

Cardiac Surgery

Cardiac Surgery products include positioning and stabilization systems for beating heart surgery, perfusion systems, products for the repair and replacement of heart valves, minimally invasive cardiac surgery products, surgical accessories and the epicardial ablation products. Cardiac Surgery net sales for the three and nine months ended January 27, 2006 decreased by $9.9 million and $3.2 million, or 6% and 1%, respectively, when compared to the same periods in the prior year. Foreign currency had an unfavorable impact on net sales during the three and nine months ended January 27, 2006 of approximately $5.1 million and $2.5 million, respectively, when compared to the same periods in the prior year. The decrease in net sales for the three and nine months ended January 27, 2006 was driven by a 6% and 3% decline, respectively, in net sales of products in the Perfusion business as a result of a declining market. Heart Valves net sales for the three and nine months ended January 27, 2006 declined 7% and were flat, respectively, over the same periods in the prior year as a result of increased competition. Cardiac Surgery Technologies net sales declined 4% and increased 3% for the three and nine months ended January 27, 2006, respectively, when compared to the same periods in the prior year. The increase during the nine months ended January 27, 2006 is due primarily to sales of our epicardial ablation products including the Cardioblate® BP (Bipolar) and BP2 Surgical Ablation Systems which offer surgeons the ability to perform an irrigated surgical ablation procedure.

Looking ahead, we expect our Cardiac Surgery operating segment to benefit from the following:

•	Continued acceptance of our newest tissue valve called the Mosaic Ultra, which was launched in the first quarter of fiscal year 2006. The Mosaic Ultra tissue valve incorporates a reduced sewing ring profile that facilitates the use of a larger valve.

•	Continued acceptance of our latest generation of ablation system called the Cardioblate BP2 Surgical Ablation System, which is the world’s first surgical ablation system that is able to create all the necessary lesions of the Maze III surgical procedure without additional equipment.

Costs and Expenses

The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended		Nine months ended
	January 27, 2006	January 28, 2005	January 27, 2006	January 28, 2005
Cost of products sold	25.2%	23.9%	24.9%	23.9%
Research & development	10.1	9.5	10.0	9.7
Selling, general & administrative	32.5	32.2	32.6	32.4
IPR&D	—	—	4.4	—
Special charges	—	—	1.2	—
Certain litigation charges	—	1.0	—	0.3
Other expense, net	0.3	3.7	1.2	2.9
Interest income, net	(0.9)	(0.5)	(0.6)	(0.3)

Cost of Products Sold

Cost of products sold as a percentage of net sales increased by 1.3 and 1.0 percentage points for the three and nine months ended January 27, 2006, respectively, over the same periods in the prior year, to 25.2% and 24.9%, respectively. The increase of 1.3 percentage points for the three months ended January 27, 2006 was primarily driven by the unfavorable impact of foreign currency translation and the negative impact of vendor supply issues on our manufacturing expenses within our ERS business, including the impact of the recently announced AED field actions which resulted in a warranty expense of approximately $13.0 million (see further discussion of the AED field actions in the “Other Matters” section of this management’s discussion and analysis). For the nine months ended January 27, 2006, the increase of 1.0 percentage point was driven by the manufacturing supply issues in our ERS business noted above, the negative impact of increased warranty expense in our CRM and Diabetes businesses and increased sales of certain Spinal products which have margins which are below our average margin.

Research and Development

We are committed to developing technological enhancements and new indications for existing products, and less invasive and new technologies to address unmet medical needs. Furthermore, we expect our development activities to help reduce patient care costs and the length of hospital stays in the future. Consistent with prior periods, we have continued to invest heavily in the future by spending aggressively on research and development efforts, with research and development spending during the three and nine months ended January 27, 2006, representing 10.1% and 10.0% of net sales, or $280.3 million and $818.9 million, respectively. For the three and nine months ended January 27, 2006, research and development spending increased 16.3% and 16.4%, respectively, in comparison to the same periods in the prior year.

Selling, General and Administrative

Selling, general and administrative expense as a percentage of net sales increased by 0.3 and 0.2 of a percentage point for the three and nine months ended January 27, 2006, respectively, to 32.5% and 32.6%, respectively. The increase as a percentage of net sales primarily relates to our investment in expanding our sales and marketing personnel during the latter half of fiscal year 2005 and early fiscal year 2006, additional investments focused on the launch of various new products and our global enterprise resource planning project. These increases were partially offset by continued cost control measures across all of our businesses. We will continue to reinvest in the business through projects such as our global enterprise resource planning project and clinical studies which support the economic benefits of our therapies.

Special, Certain Litigation and IPR&D Charges

Special, Certain litigation and IPR&D charges recorded during the three and nine months ended January 27, 2006 and January 28, 2005 were as follows (dollars in millions):

	Three months ended		Nine months ended
	January 27, 2006	January 28, 2005	January 27, 2006	January 28, 2005
Special charges	$—	$—	$100.0	$—
Certain litigation charges	—	24.3	—	24.3
IPR&D	—	—	363.8	—

Total special, certain litigation and IPR&D charges, pre-tax	—	24.3	463.8	24.3
Less tax benefit of special, certain litigation and IPR&D charges	—	(8.7)	(102.9)	(8.7
Less tax benefit from the reversal of tax reserves	—	—	(225.0)	—

Total special, certain litigation and IPR&D charges, after tax	$—	$15.6	$135.9	$15.6

During the third quarter of fiscal year 2006 there were no Special or IPR&D charges recorded.

During the second quarter of fiscal year 2006, we recorded a $225.0 million tax benefit associated with favorable agreements reached with the IRS involving the review of our fiscal years 1997 through 2002 domestic income tax returns. In the second quarter of fiscal year 2006, we also recorded a $100.0 million pre-tax charitable donation to The Medtronic Foundation, which is a related party non-profit organization. The donation to The Medtronic Foundation was paid in the second quarter of fiscal year 2006.

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

There were no certain litigation charges during the three and nine months ended January 27, 2006.

We recorded a $24.3 million litigation charge for the three and nine months ended January 28, 2005 related to the DePuy/AcroMed legal judgment. There were no special or IPR&D charges during the three and nine months ended January 28, 2005.

Other Income/Expense

Other income/expense includes intellectual property amortization expense, royalty income and expense, realized minority investment gains and losses, realized foreign currency transaction and derivative gains and losses, and impairment charges. Net other expense for the three and nine months ended January 27, 2006 decreased $85.0 million and $111.0 million, to $9.6 million and $101.1 million, respectively, compared to the same periods in the prior year. The decrease of $85.0 million for the three months ended January 27, 2006 was primarily driven by foreign currency hedges, which contributed approximately $31.0 million of income as compared to $44.0 million of expense in the comparable period a year ago, a $20.9 million gain from the sale of our Tonometry product line in our ENT business, offset by certain write-offs of minority investments and increased royalty expense from increased sales volume in certain CRM, Spinal and Vascular product lines.

For the nine months ended January 27, 2006 the decrease of $111.0 million was primarily driven by foreign currency hedges, which contributed approximately $61.1 million of income during the nine months ended January 27, 2006, as compared to $86.3 million of expense in the comparable period a year ago, a $20.9 million gain from the sale of our Tonometry product line in our ENT business, offset by certain write-offs of minority investments, decreases in royalty income, increases in patent amortization and increased royalty expense associated with increased sales volume in certain CRM, Spinal and Vascular product lines.

Interest Income/Expense

For the three and nine months ended January 27, 2006, we generated net interest income of approximately $23.7 million and $52.5 million, respectively, as compared to net interest income of approximately $13.0 million and $24.4 million, respectively, for the same periods in the prior year. The increase in net interest income is a result of increased levels of interest-bearing investments and higher interest rates, partially offset by higher levels of long and short-term borrowings.

Income Taxes

	Three months ended		Nine months ended
	January 27, 2006	January 28, 2005	January 27, 2006	January 28, 2005
	(dollars in millions)
Provision for income taxes	$235.3	$219.9	$354.7	$655.1
Effective tax rate	26.0%	28.8%	16.4%	28.9%
Impact of special, certain litigation and IPR&D charges	—%	0.2%	9.6%	0.1%

Nominal tax rate (1)	26.0%	29.0%	26.0%	29.0%

(1)	Nominal tax rate is defined as the income tax (benefit) provision as a percentage of taxable income, excluding special, certain litigation and IPR&D charges.

Our effective tax rate for the three and nine months ended January 27, 2006 decreased by 2.8 and 12.5 percentage points, respectively, from the same periods of the prior year. The 2.8 percentage point decrease for the three months ended January 27, 2006 primarily reflects the continued growth of our operations outside the U.S. The 12.5 net percentage point decrease in our effective tax rate for the nine months ended January 27, 2006 reflects the impact of favorable agreements reached with the IRS involving the review of our fiscal years 1997 through 2002 domestic income tax returns, as well as the additional impact of the IPR&D charges recorded in the first quarter of fiscal year 2006 and the donation to The Medtronic Foundation in the second quarter of fiscal year 2006. With this continued growth of operations outside the U.S., we have determined that the appropriate nominal tax rate for three and nine months ended January 27, 2006 is 26.0% as compared to 29.0% for the same periods of the prior year. As a result of the agreements reached with the IRS, we made approximately $326.0 million in incremental tax payments during the third quarter of fiscal year 2006. These payments reduced accrued income taxes in the third quarter of fiscal year 2006 condensed consolidated balance sheet.

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

Liquidity and Capital Resources

	January 27, 2006	April 29, 2005
	(dollars in millions)
Working capital	$4,054.0	$4,041.5
Current ratio*	1.8:1.0	2.2:1.0
Cash, cash equivalents, and short-term investments	$4,926.8	$3,391.6
Long-term investments in debt securities**	898.4	1,324.1

Cash, cash equivalents, and short and long-term investments in debt securities	$5,825.2	$4,715.7

Short-term borrowings and long-term debt	$4,025.7	$2,451.8
Net cash position***	$1,799.5	$2,263.9

*	Current ratio is the ratio of current assets to current liabilities.
**	Long-term investments include public and private debt securities with a maturity date greater than one year from the end of the period.
***	Net cash position is the sum of cash, cash equivalents, short-term investments and long-term investments in debt securities less short-term borrowings and long-term debt.

The decrease in our current ratio since April 29, 2005 primarily relates to the reclassification of $1,971.4 million of contingent convertible debentures from long-term debt to short-term borrowings in the second quarter of fiscal year 2006, as a result of the September 2006 put option date being within one year (see further discussion regarding the terms of the contingent convertible debentures in the “Debt and Capital” section of this management’s discussion and analysis) and a decrease in our net cash position since April 29, 2005. The decrease in cash is primarily the result of the $1,310.0 million payment to Michelson, the $100.0 million donation to The Medtronic Foundation, total tax payments of $580.1 million of which approximately $326.0 million were incremental tax payments as a result of the agreements reached with the IRS and $227.3 million related to the acquisition of TNI in the nine months ended January 27, 2006. The payments were funded with proceeds from commercial paper, long-term debt and cash generated by operations.

At January 27, 2006 and April 29, 2005, $5,310.3 million and $3,627.2 million, respectively, of cash, cash equivalents, short-term investments and long-term investments in debt securities were held by our non-U.S. subsidiaries. These funds are available for use by worldwide operations; however, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would be subject to U.S. tax (also see discussion of the Jobs Creation Act in the “Income Taxes” section of this management’s discussion and analysis).

We believe our existing cash and investments, as well as our unused lines of credit and commercial paper capacity of $2,260.4 million, if needed, will satisfy our foreseeable working capital requirements for at least the next twelve months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions.

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

In the normal course of business, we periodically enter into agreements that require us to indemnify customers or suppliers for specific risks, such as claims for injury or property damage arising out of our products or the negligence of our personnel or claims alleging that our products infringe third-party patents or other intellectual property. Our maximum exposure under these indemnification provisions cannot be estimated, and we have not accrued any liabilities within our condensed consolidated financial statements or included any indemnification provisions in our commitments table. Historically, we have not experienced significant losses on these types of indemnification obligations.

We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial condition, or cash flows. Presented below is a summary of contractual obligations and other minimum commercial commitments as of January 27, 2006.

	Maturity by Fiscal Year
	Total	2006	2007	2008	2009	2010	Thereafter
	(dollars in millions)
Contractual obligations related to off-balance sheet arrangements
Foreign currency contracts (1)	$1,667.2	$1,157.1	$510.1	$—	$—	$—	$—
Operating leases	194.4	21.7	60.9	42.9	33.6	17.1	18.2
Inventory purchases (2)	493.8	84.7	209.9	82.0	26.8	23.4	67.0
Commitments to fund minority investments/contingent acquisition consideration (3)	145.9	21.5	16.4	20.5	56.7	15.0	15.8
Interest Payments (4)	729.0	17.7	70.6	70.6	70.6	70.6	428.9
Other (5)	466.7	47.8	178.3	123.6	30.6	27.7	58.7

Total	$3,697.0	$1,350.5	$1,046.2	$339.6	$218.3	$153.8	$588.6

Contractual obligations reflected in the balance sheet:
Long-term debt, excluding capital leases (6)	$2,971.4	$—	$1,971.4	$—	$—	$—	$1,000.0
Capital leases	1.6	0.2	0.6	0.6	0.2	—	—
Other (7)	48.0	11.8	15.0	14.5	2.5	2.5	1.7

Total	$3,021.0	$12.0	$1,987.0	$15.1	$2.7	$2.5	$1,001.7

(1)	As these obligations were entered into as hedges, the majority of these obligations will be offset by gains/losses on the related assets, liabilities, and/or transactions being hedged.

(2)	We have included inventory purchase commitments, which are legally binding and specify minimum purchase quantities. These purchase commitments do not exceed our projected requirements and are in the normal course of business. These commitments do not include open purchase orders.

(3)	Certain commitments related to the funding of minority investments and/or previous acquisitions are contingent upon the achievement of certain product-related milestones and various other favorable operational conditions. While it is not certain if and/or when these payments will be made, the maturity dates included in this table reflect our best estimates.

(4)	Interest payments in the table above reflect the interest on our outstanding debt, including the $1,000.0 million of Senior Notes and $1,971.4 million of contingent convertible debentures. The interest rate on each outstanding obligation varies and interest is payable semi-annually. The interest rate is 1.25% on the contingent convertible debentures due 2021, 4.375% on the $400.0 million of Senior Notes due 2010 and 4.750% on the $600.0 million of Senior Notes due 2015.

(5)	These obligations include commitments to replace our existing legacy enterprise resource planning systems, construction of our new headquarters campus for CRM, and certain research and development arrangements.

(6)	Long-term debt in the table above includes $1,000.0 million related to our $400.0 million Senior Notes due September 2010 and $600.0 million Senior Notes due September 2015 and the current portion of long-term debt of $1,971.4 million related to our contingent convertible debentures. These debentures were classified in short-term borrowings in the condensed consolidated balance sheet as of January 27, 2006 as the holders have the option to require us to repurchase the outstanding securities (referred to as a put option) in September 2006 or at the point our stock price reaches 110% of the conversion price for 20 trading days during a consecutive 30 trading day period.

(7)	These obligations include royalty payments and a financing arrangement associated with our fiscal year 2002 acquisition of Kobayashi Pharmaceutical Co.‘s interest in a joint venture it had formed with us in 1996 to distribute spinal products in Japan.

Debt and Capital

Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percent of total interest-bearing debt and equity was 25.5% and 19.0% at January 27, 2006 and April 29, 2005, respectively.

In October 2003, our Board of Directors authorized the repurchase of up to 30 million shares of our common stock. An additional 40 million shares were authorized for repurchase in October 2005. Shares are repurchased from time to time to support our stock-based compensation programs and to take advantage of favorable market conditions. During the three and nine months ended January 27, 2006, we have repurchased approximately 2.7 million and 13.0 million shares at an average price of $56.54 and $54.93, respectively. We have approximately 42.6 million shares remaining under current buyback authorizations approved by the Board of Directors.

In September 2005, we issued two tranches of long-term debt with the aggregate face value of $1,000.0 million. The first tranche consisted of $400.0 million of 4.375 percent Senior Notes due 2010 and the second tranche consisted of $600.0 million of 4.750 percent Senior Notes due 2015. Each tranche was issued at a discount which resulted in an effective interest rate of 4.433 percent and 4.760 percent for the five and ten year Senior Notes, respectively. Interest on each series of Senior Notes is payable semi-annually, on March 15 and September 15 of each year, beginning March 15, 2006. The Senior Notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness. The indenture under which the Senior Notes were issued contain events and customary covenants, all of which we remain in compliance with as of January 27, 2006. We used the net proceeds from the sale of the Senior Notes for repayment of a portion of our outstanding commercial paper.

In accordance with the agreements governing the Senior Notes, in the third quarter of fiscal year 2006 we filed a registration statement with the Securities and Exchange Commission (SEC) for an exchange offer of the Senior Notes with the Senior Notes, Series B. The registered Senior Notes, Series B, are substantially identical to each originally issued series of Senior Notes. In February 2006, the registration statement was declared effective by the SEC and we completed our exchange offer.

In November 2005, we entered into a 5 year interest rate swap agreement with a notional amount of $200.0 million whereby we pay variable interest equal to the LIBOR rate minus 55 basis points and we receive a fixed interest rate of 4.375 percent. This interest rate swap agreement was designated as a fair value hedge of the changes in fair value of our fixed-rate debt obligation attributable to changes in interest rates.

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

Following the completion of the exchange offer, we repurchased approximately $1.8 million of the Old Debentures for cash. As of January 27, 2006, approximately $43.2 million aggregate principal amount of Old Debentures and $1,928.2 million aggregate principal amount of New Debentures remain outstanding.

Twelve months prior to the put options becoming exercisable, the remaining balance of the Old and New Debentures will be classified as short-term borrowings in the consolidated balance sheets. At each balance sheet date without a put option within the subsequent four quarters, the remaining balance will be classified as long-term debt in the consolidated balance sheets. During the second quarter of fiscal year 2006, we reclassified $1,971.4 million of these debentures to short-term borrowings due to the put option becoming exercisable in September 2006.

We maintain a $2,250.0 million commercial paper program. This program allows us to have a maximum of $2,250.0 million in commercial paper outstanding, with maturities up to 364 days from the date of issuance. At January 27, 2006 and April 29, 2005, outstanding commercial paper totaled $758.4 million and $249.9 million, respectively. During the three and nine months ended January 27, 2006, the weighted average annual original maturity of the commercial paper outstanding was approximately 27 days and 28 days, respectively, and the weighted average annual interest rate was 4.2% and 3.6%, respectively.

In connection with the issuance of the contingent convertible debentures, Senior Notes, and commercial paper, Standard and Poor’s Rating Group and Moody’s Investors Service issued us strong long-term debt ratings of AA- and A1, respectively, and strong short-term debt ratings of A-1+ and P-1, respectively. These ratings remain unchanged from the same periods in the prior year.

We have existing lines of credit of approximately $2,798.6 million with various banks, at January 27, 2006. The existing lines of credit include two syndicated credit facilities totaling $1,750.0 million with various banks. The two credit facilities consist of a five-year $1,000.0 million facility, which we entered into on January 20, 2005, and which will expire on January 20, 2010, and a five-year $750.0 million facility, which we entered into on January 24, 2002, and which will expire on January 24, 2007. The five-year $1,000.0 million facility replaced the 364-day $500.0 million facility we previously maintained and which expired on January 24, 2005. This $1,000.0 million facility provides us with the ability to increase the capacity of the facility by an additional $250.0 million at any time during the life of the five-year term of the agreement. The credit facilities provide backup funding for the commercial paper program and may also be used for general corporate purposes.

Interest rates on these borrowings are determined by a pricing matrix, based on our long-term debt ratings assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. Facility fees are payable on the credit facilities and determined in the same manner as the interest rates. Under terms of the agreements, our consolidated tangible net worth must at all times be greater than or equal to $1,040.4 million, increased by an amount equal to 100% of the net cash proceeds from any equity offering occurring after January 24, 2002. Our consolidated tangible net worth, defined as consolidated assets less goodwill, intangible assets (other than patents, trademarks, licenses, copyrights and other intellectual property, and prepaid assets), and consolidated liabilities at January 27, 2006 and April 29, 2005 was approximately $7,278.2 million and $6,029.3 million, respectively. The agreements also contain other customary covenants and events of default, all of which we remain in compliance with as of January 27, 2006.

Operations Outside of the United States

The following chart illustrates U.S. net sales versus net sales outside the U.S. for the three and nine month periods ended January 27, 2006 and January 28, 2005:

For the three and nine months ended January 27, 2006, consolidated net sales in the U.S. grew faster than consolidated net sales outside the U.S. primarily as a result of the negative impact of foreign currency translation and increases experienced in our CRM operating segment. For the three months ended January 27, 2006, CRM sales increased approximately 15% in the U.S. while sales of our CRM products outside the U.S. grew 1% and for the nine months ended January 27, 2006 CRM sales increased approximately 17% in the U.S. compared to 8% growth outside the U.S. The growth in CRM, for both the three and nine months ended January 27, 2006, was driven by the strong demand for implantable defibrillation systems in the U.S.

Net sales outside the U.S. are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. Outstanding receivables from customers outside the U.S. totaled $1,116.6 million at January 27, 2006, or 43.9%, of total outstanding accounts receivable, and $1,090.4 million at April 29, 2005, or 44.2%, of total outstanding accounts receivable. Operations outside the U.S. could be negatively impacted by changes in political, labor or economic conditions, changes in regulatory requirements or potentially adverse foreign tax consequences, among other factors.

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

Cautionary Factors That May Affect Future Results

Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, intellectual property rights, litigation, mergers and acquisitions, market acceptance or continued acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will” and similar words or expressions. One must carefully consider forward-looking statements and understand that such statements may be affected by inaccurate assumptions and may involve a variety of risks and uncertainties, known and unknown, including, among others, those discussed in the section entitled “Risk Factors” in this Report on Form 10-Q. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

We undertake no obligation to update any statement we make, but investors are advised to consult any further disclosures by us in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q, and 8-K (if any), in which we discuss in more detail various important factors that could cause actual results to differ from expected or historical results. In addition, actual results may differ materially from those anticipated due to a number of factors, including, among others, those discussed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

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

We had foreign exchange derivative contracts outstanding in notional amounts of $1,667.2 million and $2,894.0 million at January 27, 2006 and April 29, 2005, respectively. The fair value of these contracts at January 27, 2006 was $25.2 million more than the original contract value. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at January 27, 2006 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10% against all currencies, the fair value of these contracts would increase/decrease by $148.7 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

We are also exposed to interest rate changes affecting principally our investments in interest rate sensitive instruments. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10% change in short-term interest rates compared to interest rates at January 27, 2006 indicates that the fair value of these instruments would change by $12.1 million.

We have entered into an agreement that expires in fiscal year 2006, to sell, at our discretion, specific pools of trade receivables in Japan. During the three and nine months ended January 27, 2006 we did not sell any of our trade receivables to financial institutions in Japan. During the three and nine months ended January 28, 2005 we sold $44.6 million and $138.0 million, respectively, of our trade receivables to financial institutions in Japan. Additionally, we entered into agreements to sell specific pools of receivables in Italy in the amount of $6.5 million and $27.0 million during the three and nine months ended January 27, 2006, respectively, and $2.8 million during the three and nine months ended January 28, 2005. The discount cost related to the Japan and Italy sales was insignificant and recorded in interest income, net in the condensed consolidated statements of earnings.

In the third quarter of fiscal year 2004, we began lending certain fixed income securities to enhance our investment income. These lending activities are collateralized at an average rate of 102%, with the collateral determined based on the underlying securities and creditworthiness of the borrowers. The value of the securities on loan at January 27, 2006 and April 29, 2005 was $445.8 million and $361.3 million, respectively.

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures and changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures are effective and are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

Changes in internal control
We continue to implement a new enterprise resource planning (ERP) system using a multi-phased approach. During the third quarter of this fiscal year, the European geographies implemented the new ERP system which resulted in some changes in internal controls. As a result, management could not test or rely on some of the recurring internal controls from previous quarters. However, management performed other procedures and analysis to ensure the financial statements were materially correct for the quarter ended January 27, 2006. There have been no other changes in the Company’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

A discussion of our policies with respect to legal proceedings is discussed in the management’s discussion and analysis and our legal proceedings and other loss contingencies are described in Note 16 of the condensed consolidated financial statements. The description of our legal proceedings in Note 16 of the condensed consolidated financial statements to this filing is incorporated herein by reference.

Item 1A.   Risk Factors

Investing in Medtronic involves a variety of risks and uncertainties, known and unknown, including, among others, those discussed below and in the section entitled “Cautionary Factors That May Affect Future Results” in our most recent Annual Report on Form 10-K.

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

Reduction or interruption in supply and an inability to develop alternative sources for such supply may adversely affect our manufacturing operations and related product sales.

We manufacture most of our products at 22 manufacturing facilities located throughout the world. We purchase many of the components and raw materials used in manufacturing these products from numerous suppliers in various countries. For reasons of quality assurance, sole source availability, or cost effectiveness, certain components and raw materials are available only from a sole supplier. While we work closely with our suppliers to try and ensure continuity of supply while maintaining high quality and reliability, there can be no assurance that these efforts will be successful. In addition, due to the FDA’s stringent regulations and requirements regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. Generally, we have been able to obtain adequate supplies of such raw materials and components. However, the reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture our products in a timely or cost effective manner and our related products sales.

We are subject to many laws and governmental regulations, and any adverse regulatory action may materially adversely affect our financial condition and business operations.

Our medical devices are subject to regulation by numerous government agencies, including the FDA and comparable foreign agencies. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our medical devices. There can be no assurances that we will be able to obtain marketing clearance from the FDA for our new products or enhancements or modifications to existing products, and if we do it may:

•	take a significant amount of time,

•	require the expenditure of substantial resources,

•	involve stringent clinical and pre-clinical testing,

•	involve modifications, repairs or replacements of our products, and

•	result in limitations on the proposed uses of the products.

Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of such devices, and require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. The FDA may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices, and assess civil or criminal penalties against our officers, employees, or us. The FDA may also recommend prosecution to the Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products.

Foreign governmental regulations have become increasingly stringent, and we may become subject to more rigorous regulation by foreign governmental authorities in the future. Penalties for a company’s noncompliance with foreign governmental regulation could be severe, including revocation or suspension of a company’s business license and criminal sanctions. Any domestic or foreign governmental law or regulation imposed in the future may have a material adverse effect on us.

We are also subject to various environmental laws and regulations both within and outside the United States. Like other medical device companies, our operations involve the use of substances regulated under environmental laws, primarily those used in manufacturing and sterilization processes. We cannot guarantee that compliance with environmental protection laws will not have a material impact on our consolidated earnings, financial condition, or cash flows.

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

We are substantially dependent on patent and proprietary rights and failing to be successful in patent or other litigation may result in our payment of significant money damages and/or royalty payments, negatively impact our ability to sell current or future products or prohibit us from enforcing our patent and proprietary rights against others.

We operate in an industry characterized by extensive patent litigation. Patent litigation can result in significant damage awards and injunctions that could prevent the manufacture and sale of affected products or result in significant royalty payments in order to continue selling the products. At any given time, we are generally involved as both a plaintiff and a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time. While it is not possible to predict the outcome of patent litigation incident to our business, we believe the results associated with any litigation could result in our payment of significant money damages and/or royalty payments, negatively impact our ability to sell current or future products or prohibit us from enforcing our patent and proprietary rights against others, which would generally have a material adverse impact on our consolidated earnings, financial condition, or cash flows.

We rely on a combination of patents, trade secrets and nondisclosure and non-competition agreements to protect our proprietary intellectual property, and will continue to do so. While we intend to defend against any threats to our intellectual property, there can be no assurance that these patents, trade secrets or other contracts will adequately protect our intellectual property. There can also be no assurance that pending patent applications owned by us will result in patents issuing to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors or that such patents will be found to be valid or sufficiently broad to protect our technology or to provide us with any competitive advantage. Third parties could also obtain patents that may require us to negotiate licenses to conduct our business, and there can be no assurance that the required licenses would be available on reasonable terms or at all. We will also rely on nondisclosure and non-competition agreements with certain employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or proprietary knowledge.

Product liability claims could adversely impact our financial condition and our earnings and impair our reputation.

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

At the beginning of fiscal year 2003, we elected to transition most of our insurable risks to a program of self-insurance, with the exception of director and officer liability insurance, which was transitioned in fiscal year 2004. This decision was made based on current conditions in the insurance marketplace that have led to increasingly higher levels of self-insurance retentions, increasing number of coverage limitations and dramatically higher insurance premium rates. We will continue to monitor the insurance marketplace to evaluate the value to us of obtaining insurance coverage in the future. While based on historical loss trends, we believe that our self-insurance program accruals will be adequate to cover future losses, we can provide no assurances that this will remain true. Historical trends may not be indicative of future losses. These losses could have a material adverse impact on our consolidated earnings, financial condition or cash flows.

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

Our operations in countries outside the United States, which accounted for 32% of our net sales for the quarter ended January 27, 2006, are accompanied by certain financial and other risks. We intend to continue to pursue growth opportunities in sales internationally, which could expose us to greater risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risk and potential costs, including:

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

Most of our customers and the healthcare providers, to whom our customers supply medical devices, rely on third-party payors, including government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which medical devices that incorporate components manufactured or assembled by us are used. The continuing efforts of government, insurance companies and other payors of healthcare costs to contain or reduce those costs could lead to patients being unable to obtain approval for payment from these third-party payors. If that were to occur, sales of finished medical devices that include our components may decline significantly, and our customers may reduce or eliminate purchases of our components. The cost containment measures that healthcare providers are instituting, both in the United States and internationally, could harm our ability to operate profitably. For example, managed care organizations have successfully negotiated volume discounts for pharmaceuticals. While this type of discount pricing does not currently exist for medical devices, if managed care or other organizations were able to affect discount pricing for devices, it may result in lower prices to our customers from their customers and, in turn, reduce the amounts we can charge our customers for our medical devices.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the shares repurchased by Medtronic during the third quarter of fiscal year 2006:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
10/29/05 – 11/25/05	1,559,100	$56.43	1,559,100	43,699,945
11/26/05 – 12/30/05	743,600	56.09	743,600	42,956,345
12/31/05 – 01/27/06	366,200	57.91	366,200	42,590,145

Total	2,668,900	$56.54	2,668,900	42,590,145

(1)	In October 2003, our Board of Directors authorized the repurchase of up to 30 million shares of our common stock. An additional 40 million shares were authorized for repurchase in October 2005.

Item 6.   Exhibits

(a)	Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medtronic, Inc. (Registrant)

Date: March 7, 2006	/s/ Arthur D. Collins, Jr.

Arthur D. Collins, Jr. Chairman of the Board and Chief Executive Officer

Date: March 7, 2006	/s/ Gary L. Ellis

Gary L. Ellis Senior Vice President and Chief Financial Officer