Form 10-K
period 2006-04-28
MEDTRONIC INC
filed 2006-06-28
CIK 64670

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended April 28, 2006.
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________

Commission File No. 1-7707

Medtronic, Inc.

(Exact name of registrant as specified in charter)

Minnesota	41-0793183
(State of incorporation)	(I.R.S. Employer Identification No.)

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

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
Yes ☐  No  ☒

Aggregate market value of voting stock of Medtronic, Inc. held by nonaffiliates of the registrant as of October 28, 2005, based on the closing price of $56.79, as reported on the New York Stock Exchange: approximately $68.6 billion. Shares of Common Stock outstanding on June 23, 2006: 1,154,790,616

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2006 Annual Report filed as Exhibit 13 hereto are incorporated by reference into Parts I and II hereto and portions of Registrant’s Proxy Statement for its 2006 Annual Meeting are incorporated by reference into Part III.

Trademarks and Other Rights

        This Report contains trademarks, service marks, and registered marks of Medtronic, Inc. and its subsidiaries, (“Medtronic” or the “Company”) and other companies, as indicated.

        The following are registered and unregistered trademarks of Medtronic, Inc. and its affiliated companies:

        AAAdvantage™, Access®, Activa®, Adapta™, ADVANTAGE Supra®, AneuRx®, AneuRx AAAdvantage™, ATP During Charging™, Attain®, Attain Select®, Aurora™, Bolus Wizard®, Bravo®, BRYAN®, CAPSTONE®, Cardioblate®, CardioSight®, Catalyst®, CD HORIZON®, CD HORIZON LEGACY™, CD HORIZON® SEXTANT®, CG Future®, CGMS®, Chronicle®, Clo-Sur P.A.D.™, Crosslink®, CrossPoint®, Cypher®, Driver®, ECLIPSE®, Endeavor®, EnPulse®, EnRhythm®, Enterra®, EnTrust®, EVS®, Equestra®, Freestyle®, Gatekeeper®, GEM III®, GFX™, Guardian®, GuardWire Plus®, Hancock®, HOURGLASS®, INFUSE®, InSync®, InSync Marquis™, InSync Maximo®, InSync Sentry®, InSync II Marquis™, Intercept™, Interceptor®, INTER FIX™, InterStim®, Intrinsic®, Kappa®, Kinetra®, LandmarX®, LandmarX Evolution®, Legend®, Legend EHS®, LIFENET®, LIFEPAK®, LIFEPAK CR®, LT-CAGE®, Magellan®, Marquis®, MAVERICK™, Maximo®, MAST™, Medtronic CareLink®, Medtronic Hall®, MeroGel®, METRx®, Micro-Driver™, Mosaic®, Mosaic Ultra™, MVP™, Multi-Exchange™, Mystique®, NexFrame®, NIM®, NIM-Neuro®, NIM-Response®, NIM-Spine®, Octopus®, OptiVol®, Paradigm®, Paradigm Link®, Performer™, Pioneer™, PRESTIGE®, PROSTIVA™, Racer®, Reliant™, Restore®, RestorePRIME™, Sensia™. SEXTANT®, SiLo™, Sprint Fidelis®, Sprint Quattro®, Sprinter®, SPYDER®, Starfish®, StealthStation®, StimPilot™, Stormer®, Strata®, SynchroMed®, Synergy®, SynergyCompact+™, SynergyPlus+™, Talent™, TransAccess®, Transcend®, TUNA®, U-Clip™, Urchin®, Valiant™, Versa™, Vertex®, VERTE-STACK®, Vitatron®, Xcelerant® and XPS®.

        InductOs™ is a trademark of Wyeth.

Annual Meeting and Record Dates

        Medtronic’s Annual Meeting of Shareholders will be held on Thursday, August 24, 2006 at 10:30 a.m., Central Daylight Time at the Company’s World Headquarters, 710 Medtronic Parkway, Minneapolis (Fridley), Minnesota. The record date for the Annual Meeting is June 26, 2006 and all shareholders of record at the close of business on that day will be entitled to vote at the Annual Meeting.

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

        Information relating to corporate governance at Medtronic, including our Principles of Corporate Governance, Code of Conduct (including our Code of Ethics for Senior Financial Officers), Code of Business Conduct and Ethics for Board Members and information concerning our executive officers, directors and Board committees (including committee charters), and transactions in Medtronic securities by directors and executive officers, is available on or through our website at www.medtronic.com under the “Corporate Governance” and “Investor Relations” captions.

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

        We currently function in seven operating segments that manufacture and sell device-based medical therapies. Our operating segments are:

•	Cardiac Rhythm Disease Management (CRDM)
•	Spinal and Navigation
•	Neurological
•	Vascular
•	Diabetes
•	Cardiac Surgery
•	Ear, Nose and Throat (ENT)

        The chart above shows the net sales and percentage of total net sales contributed by each of our operating segments for the fiscal year ended April 28, 2006 (fiscal year 2006).

        With innovation and market leadership, we have pioneered advances in medical technology in all of our businesses and enjoyed steady growth. Over the last five years, our net sales have more than doubled, from $5.552 billion in fiscal year 2001 to $11.292 billion in fiscal year 2006. We attribute this growth to our commitment to develop or acquire new products to treat an expanding array of medical conditions.

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

        With approximately 36,000 dedicated employees worldwide personally invested in supporting our Mission, our success in leading global advances in medical technology is the result of several key strengths:

•	Broad and deep technological knowledge of microelectronics, implantable devices and techniques, power sources, coatings, materials, programmable devices and related areas, as well as a tradition of technological pioneering and breakthrough products that not only yield better medical outcomes, but more cost-effective therapies.
•	Strong intellectual property portfolio that underlies our key products.

•	High product quality standards, backed with stringent systems to help ensure consistent performance that meet or surpass customers’ expectations.
•	Strong professional collaboration with customers, extensive medical educational programs and thorough clinical research.
•	Full commitment to superior patient and customer service.
•	Extensive experience with the regulatory process and sound working relationships with regulators and reimbursement agencies, including leadership roles in helping shape regulatory policy.
•	A proven financial record of sustained growth.
•	Continual introduction of new products.

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

        In this decade, we anticipate that technology advancements, the Internet and increasing patient participation in treatment decisions will transform the nature of healthcare services and will result in better care that is more cost effective to the healthcare system and greater quality of life and convenience to the patient.

        Our primary customers include hospitals, clinics, third party healthcare providers and other institutions, including governmental healthcare programs and group purchasing organizations.

Cardiac Rhythm Disease Management

        In order to more clearly reflect the scope of our products and the focus of our strategy, this year we changed the name of Cardiac Rhythm Management to Cardiac Rhythm Disease Management (CRDM). CRDM is the world’s leading supplier of medical devices for cardiac rhythm disease management. We pioneered the modern medical device industry by developing the first wearable external cardiac pacemaker in 1957, and manufactured the first reliable long-term implantable pacing system in 1960. Since then, we have been the world’s leading producer of cardiac rhythm technology, and from these beginnings, a $9 billion industry has emerged. Today, our products and technologies treat and monitor a wide variety of heart rhythm diseases and conditions.

        Conditions Treated

        Natural electrical impulses stimulate atria and ventricles, the heart’s chambers, to rhythmically contract and relax with each heartbeat. Irregularities in the heart’s normal electrical signals can result in debilitating and life-threatening conditions, including heart failure and sudden cardiac arrest, one of the leading causes of death in the United States (U.S.). Physicians rely on our CRDM products to correct these irregularities and restore the heart to its normal rhythm. Our CRDM products are designed to treat and monitor a broad range of heart conditions, including those described below.

•	Bradycardia — abnormally slow or unsteady heart rhythms usually less than 60 beats per minute or unsteady heart rhythms that cause symptoms such as dizziness, fainting, fatigue, and shortness of breath

•	Tachyarrhythmia — heart rates that are dangerously fast or irregular, including ventricular tachycardia and fibrillation, which occur in the lower chambers of the heart, the ventricles, and can lead to sudden cardiac arrest, as well as atrial arrhythmias, or rapid and inconsistent beating of the upper chambers of the heart, the atria, which can affect blood flow to the body and increase the risk of stroke
•	Heart Failure — impaired heart function resulting in the inability to pump enough blood to meet the body’s needs, characterized by difficulty breathing, chronic fatigue and fluid retention

        The charts below set forth net sales of our CRDM products as a percentage of our total net sales for each of the last three fiscal years:

        We offer the broadest array of products in the industry for the diagnosis and treatment of heart rhythm disorders and heart failure. Because many patients exhibit multiple heart rhythm problems, we have developed implantable devices that specifically address complex combinations of arrhythmias. In addition to implantable devices, we also provide external defibrillators, leads, ablation products, electrophysiology catheters, navigation systems and information systems for the management of patients with our devices. Our CRDM devices are currently implanted in approximately 3 million patients worldwide.

        Implantable Cardiac Rhythm Devices.    Bradycardia is a common condition, with hundreds of thousands of patients diagnosed each year, and millions of people worldwide suffering from its effects. The only known treatment for this condition is a cardiac pacemaker, a battery-powered device implanted in the chest that delivers electrical impulses to stimulate the heart to beat at an appropriate rate. In May 2005, we announced U.S. Food and Drug Administration (FDA) approval of EnRhythm, our newest dual-chamber pacemaker, which offers a pacing mode called Managed Ventricular Pacing (MVP), which enables the device to be programmed to minimize pacing pulses to the right ventricle. Clinical studies have shown that unnecessary pacing in the right ventricle can increase the risk for heart failure and atrial fibrillation. EnRhythm joins our pacing product family which includes the EnPulse pacemaker, a completely automatic pacemaker. The EnPulse system incorporates an array of unique features to help physicians optimize pacing therapy and simplify patient care including a feature called Atrial Capture Management, which enables the pacemaker to automatically adjust the electrical impulses delivered to the heart’s upper right chamber. In June 2005, we announced the clinical evaluation of our Adapta family of pacemakers. The new Adapta pacemaker family, including the Adapta, Versa, and Sensia pacemakers, is a portfolio of fully automatic pacemakers designed to provide physiologic pacing adapted to the needs of individual patients. U.S. FDA approval of the Adapta family of pacemakers is expected in the summer of calendar year 2006.

        Approximately 7 million people worldwide have tachyarrhythmia. Tachyarrhythmia is a potentially fatal condition that can lead to sudden cardiac arrest, the sudden and complete cessation of heart activity. Sudden cardiac arrest is one of the leading causes of death in the U.S., responsible for more than 300,000 deaths annually, with most due to ventricular fibrillation. Implantable cardioverter defibrillators (ICDs) are stopwatch-sized devices that continually monitor the heart and deliver appropriate therapy when an abnormal heart rhythm is detected. Several large clinical trials have shown implantable defibrillators significantly improve survival as compared to commonly prescribed antiarrhythmic drugs.

In 2005, the results of the Sudden Cardiac Death in Heart Failure Trial (SCD-HeFT), sponsored by the National Institutes of Health (NIH), with funding provided by Medtronic, were published in the New England Journal of Medicine. This 2,521 patient trial, the largest ICD trial ever conducted, showed ICDs reduced death by 23 percent in people with moderate heart failure compared to those who did not receive ICDs. Also in 2005, the Centers for Medicare and Medicaid Services (CMS) expanded coverage of ICDs for Medicare beneficiaries who meet SCD-HeFT indications. Despite the mounting evidence demonstrated in clinical trials such as SCD-HeFT, only about 25 percent of all patients in the U.S. who are indicated for an ICD actually receive one and significantly less than that outside the U.S., leaving hundreds of thousands of people at an increased risk for sudden cardiac death. In June 2005, we announced the FDA approval of our EnTrust dual and single-chamber ICDs. EnTrust offers ATP During Charging, a feature that automatically uses pacing pulses to painlessly stop fast, dangerous heartbeats, while concurrently preparing to deliver a shock if needed, with no delay. EnTrust also has our new pacing mode MVP, which has been shown to reduce the amount of right ventricular pacing to less than 5 percent, compared to 50 percent or more from ICDs with typical dual-chamber pacing. In a clinical study of this new mode, 78 percent of patients experienced ventricular pacing less than 1 percent of the time. For patients with little or no pacing needs, this clinical difference can be dramatic over a lifetime.

        Heart failure is a large and growing health problem, afflicting nearly 5 million Americans and 22 million people worldwide. Up to 550,000 new cases are diagnosed each year, making it the most costly cardiovascular illness in the U.S., with an estimated $30 billion spent on managing heart failure each year. For patients suffering from heart failure, we offer devices that provide cardiac resynchronization therapy (CRT), which improves the efficiency of the heart by synchronizing the contractions of multiple heart chambers. Our InSync CRT system is the world’s first tri-chamber heart device. The InSync III, our third generation cardiac resynchronization device, has advanced programming functions to help physicians better manage heart failure patients and is available in both Europe and the U.S. In March 2005, the results of the Cardiac Resynchronization in Heart Failure (CARE-HF) trial were reported at the American College of Cardiology conference and concurrently published in the New England Journal of Medicine. This 813 patient study showed that patients who received Medtronic’s CRT showed a 37 percent reduction in combined all-cause mortality or unplanned cardiovascular hospitalization. CRT patients in the study also showed a reduction in heart failure-related hospitalizations and improved heart failure symptoms.

        Medtronic continues to offer the industry’s broadest selection of devices and features for the growing number of patients with heart failure who are also considered at high risk of sudden cardiac arrest. Our InSync Sentry is a cardiac resynchronization device with defibrillator back-up (CRT-D) that offers our exclusive OptiVol feature. OptiVol provides automatic fluid status monitoring in the thoracic cavity, the chest area encompassing the lungs and heart. We believe that this feature will provide an advantage in managing heart failure, since thoracic fluid accumulation is a primary indicator of worsening heart failure and often results in patient hospitalizations. Our InSync Maximo is a CRT-D device that incorporates CRT to treat heart failure and the capacity to deliver high-output defibrillation energy to stop a lethally fast heart rhythm. The InSync Maximo provides 35 joules of delivered energy and the industry leading charge times in treating sudden cardiac arrest. Both the InSync Maximo and the InSync Sentry offer sequential biventricular pacing or “V-to-V” (ventricle to ventricle) timing, a feature that allows physicians to separately adjust the timing of electrical therapy delivered to the heart failure patient’s two ventricles, which can optimize the beating of the heart and enhance the flow of blood throughout the body. Our CRT-D systems also offer unique ICD therapies, including anti-tachycardia pacing (ATP) options for the pain-free termination of life-threatening tachyarrhythmias. These CRT-D devices represent an important clinical advance since sudden cardiac arrest occurs in heart failure patients at six to nine times the rate observed in the general population.

        In March 2005, we announced the introduction of the Attain Select 6238 TEL Guide Catheter, which aids in the safe implantation of device leads in the veins that serve the left side of the heart for the treatment of heart failure. This catheter is part of a family of catheters that are highly specialized and innovatively designed to give physicians a broad range of choices as they work from outside the body to safely and effectively maneuver in tortuous veins between the lower chambers of the heart. In August 2005, we announced FDA approval to distribute the SelectSecure Lead System (Model 3830). SelectSecure

is the world’s thinnest bipolar pacing lead. Its unique lumenless design allows for flexibility and a smaller body size without sacrificing insulation thickness. SelectSecure is also the industry’s first lead designed to enable physicians to reach selective sites of the right side of the heart.

        In March 2006, we received Conformité Européenne approval, or CE Mark approval, for the Virtuoso ICD and the Concerto CRT-D and received FDA approval in the first quarter of fiscal year 2007. Market release of these devices commenced in the first quarter of fiscal year 2007. In the U.S., the system will utilize the Medtronic CareLink Network mentioned below to transmit data from patients’ devices to their physicians remotely. The Concerto/Virtuoso family represents our next step in the delivery of premium implantable devices, which, in addition to MVP and ATP During Charging, will include for the first time OptiVol Fluid Status Monitoring and Conexus Wireless Telemetry.

        Patient Management Tools.    We have two types of patient management tools. In May 2005, we announced FDA approval to distribute a wireless-enabled, in-clinic programmer, the Medtronic CareLink programmer (Model 2090). The new programmer version will enable wireless communication with implanted devices using high-speed data connectivity. This approval sets the foundation for efficient and flexible clinician access to important information retrieved from Medtronic devices that can help guide the care of chronic disease. The Medtronic CareLink Network, currently available in the U.S., was developed to allow physicians to evaluate patient information remotely via the Internet, offering the potential for more efficient chronic disease management and better patient outcomes. The Medtronic CareLink Network connects cardiac device patients and physicians for “virtual office visits,” allowing patients with our heart devices to receive medical care from the comfort of their home or even while traveling. Patients using the Medtronic CareLink Network can send data about their heart and ICD activity to their physician from anywhere in the 50 states by holding a small “antenna” over their implanted device. The system monitor automatically downloads the data from the “antenna” and sends it through a standard telephone connection directly to the secure Medtronic CareLink Network. Clinicians access their patients’ data by logging onto the clinician website from any Internet-connected computer, eliminating the need for an office visit. A physician can use the diagnostic and therapeutic data collected by a CRDM device and then tailor various device parameters to meet the individual needs of the patient. Patients also can view information about their device and condition on their own personalized website, and family members or other caregivers can view this information if granted access by the patient. The Medtronic CareLink Network is currently available to pacemaker patients with the Kappa family, EnPulse, and EnRhythm pacemakers. ICDs or CRT-Ds devices compatible with the Medtronic CareLink Network include the Medtronic GEM III family, Marquis family, Maximo and EnTrust ICDs as well as our InSync Marquis, InSync II Marquis, InSync Maximo and InSync Sentry CRT-Ds. Today, the Medtronic CareLink Network is being utilized in more than 900 electrophysiology clinics/practices and more than 70,000 patients are being monitored with the Medtronic CareLink Network. In the future, tens of thousands of people with our other implantable cardiac devices potentially could benefit from this innovative system, as it is designed to support all of our implanted cardiac rhythm devices.

        In August 2005, we announced FDA approval of our CardioSight Service, an in-clinic data access tool now available to physicians treating heart failure patients who have one of several Medtronic CRT-D or ICD devices. CardioSight provides clinically valuable, device-derived information to help specialty physicians discern the status of the heart failure patient’s symptoms.

        External Defibrillators.    Many victims of sudden cardiac arrest could be saved if they had quicker access to automated external defibrillators (AEDs). Nationally, the survival rate for victims of sudden cardiac arrest is only about 5% because the average response time to an emergency call for help is six to twelve minutes. Chances of survival are reduced significantly if the victim is not treated within five minutes. In August 2004, results from the largest-ever clinical trial studying the outcomes of public access to defibrillation were published in the New England Journal of Medicine. The data indicated that the use of portable AEDs by trained volunteers can significantly improve the probability of saving lives that otherwise might have been lost to sudden cardiac arrest. Our LIFEPAK series of external defibrillators offers a broad range of life-saving tools for multiple user needs and have been incorporated in environments ranging from hospitals to emergency medical units to public places such as airports, sports arenas, schools and workplaces. Today there are more than 500,000 LIFEPAK devices distributed worldwide. We collaborate with Walgreens Co. and Costco Wholesale Corporation to offer AEDs by prescription on their respective electronic commerce websites, www.walgreens.com and www.costco.com. These partnerships are designed to help small businesses and consumers more easily access the life saving therapy of AEDs to protect their customers and their families. In April 2005, we announced the Keep the Beat campaign, a nationwide outreach and education program designed to raise awareness of sudden cardiac arrest and the benefits of early defibrillation. The initial phase of the Keep the Beat campaign raised funds to support Neighborhood Heart Watch, a non-profit organization that helps implement AED programs in schools across the country. AED placement in schools is important since up to 20 percent of the combined child and adult U.S. population can be found in schools on any given school day.

        Customers and Competitors

        The primary medical specialists who use our implanted cardiac rhythm devices include electrophysiologists, implanting cardiologists, heart failure specialists, and cardiovascular surgeons. We hold the leading market position among implantable cardiac rhythm device manufacturers. The primary customers for our AED products are hospitals, schools, governments, businesses, and any other public facility. Our primary competitors in the CRDM business are Boston Scientific Corporation, as a result of its recent acquisition of Guidant Corporation, and St. Jude Medical, Inc. Our primary competitors in the AED business are Cardiac Science, Inc., Zoll Medical Corporation and Royal Philips Electronics.

Spinal and Navigation

        Our Spinal and Navigation business provides spinal products and image guided surgery systems that facilitate surgical planning and are used by surgeons during precision cranial and orthopedic surgeries. Today we offer a wide range of products and therapies to treat a variety of conditions of the cranium and spine that often dramatically impair the quality of life.

        Conditions Treated

        Our Spinal business offers products for treatment of the conditions described below.

•	Herniated Disc — A disc herniation occurs when the inner core of the intervertebral disc bulges out through the outer layer of ligaments that surround the disc. This tear in the outer layer of ligaments causes pain in the back at the point of herniation. If the protruding disc presses on a spinal nerve, the pain may spread to the area of the body that is served by that nerve. The terms “ruptured,” “slipped,” and “bulging” are also commonly used to describe this condition.
•	Degenerated Disc — As part of the natural aging process, intervertebral discs lose their flexibility and shock absorbing characteristics. The ligaments that surround the discs become brittle and easier to tear. At the same time, the inner core of the disc starts to dry out and shrink. Over time, these changes can cause the discs to lose their normal structure and/or function.
•	Spinal Deformity — When viewed from behind, the human spine appears straight and symmetrical. When viewed from the side, however, the spine is curved. Some curvature in the neck, upper trunk, i.e., forward bend, and lower trunk, i.e., backward bend is normal. These curves help the upper body maintain proper balance and alignment over the pelvis. The term deformity is used to describe any variation in this natural shape. One form of spinal deformity, scoliosis, involves a lateral, i.e., side-to-side, curvature of the spine. The vertebrae rotate along with the spine as a consequence of a scoliotic curve. Depending on the severity of the curve, a scoliotic spine may create asymmetries in the shoulders, thoracic spine, and pelvis, leading to an imbalance of the trunk and significant disfigurement.
•	Spinal Tumors — Tumors or cancers of the spine and spinal cord are relatively rare. Three types of tumors affect the spine and spinal cord: primary benign tumors, primary malignant tumors, and metastatic tumors. The term primary is used to designate a tumor originating from actual spine cells. Secondary spinal tumors, or cancers, which are more commonly called metastases, spread from other organs in the body.

•	Trauma/Fracture — Trauma to the spine refers to injury that has occurred to bony elements, soft tissues and/or neurological structures. Stability to the spinal column can be compromised when bony elements are injured or there is disruption to soft tissues such as ligaments. Instability causes the back to become unable to successfully carry normal loads, which can lead to permanent deformity, severe pain, and, in some cases, catastrophic neurological injuries. Most often the instability comes from a fracture in one of the bony parts of the vertebra. Osteoporosis, a condition characterized by loss of bone mass and structural deterioration of bone tissue, can lead to bone fragility and an increased susceptibility to fracture.
•	Stenosis — A condition caused by a gradual narrowing of the spinal canal, stenosis results from degeneration of both the facet joints and the intervertebral discs. Bone spurs, called osteophytes, which develop because of the excessive load on the intervertebral disc, grow into the spinal canal. The facet joints also enlarge as they become arthritic, which contributes to a decrease in the space available for the nerve roots.

        The charts below set forth net sales of our Spinal and Navigation products as a percentage of our total net sales for each of the last three fiscal years:

        Our Spinal and Navigation products, used in surgical procedures of the cranium and spine, include thoracolumbar, cervical and interbody devices, bone growth substitutes and surgical navigation tools.

        Spinal.    Each year approximately 25 million Americans experience back pain that is severe enough to visit a healthcare professional. Of the approximately 25 million Americans, 13 million endure a significant impairment of activity. We are committed to providing spinal surgeons with the most advanced options for treating low back pain and other spinal conditions.

        Today we offer one of the industry’s broadest lines of devices, instruments, computerized image guidance products and biomaterials used in the treatment of spinal conditions, including a wide range of sophisticated internal spinal stabilization devices. Our spinal products are used in spinal fusion of both the thoracolumbar, the mid to lower vertebrae, and cervical, the upper spine and neck, regions of the spine. Spinal fusions, which are currently one of the most common types of spine surgery, join the vertebrae to eliminate pain caused by movement of the unstable vertebrae. Products used to treat spinal conditions include rods, pedicle screws, hooks, plates, and interbody devices, such as cages, as well as biologics, which include bone growth substitutes, dowels and wedges. INFUSE Bone Graft contains a recombinant human bone morphogenetic protein, or rhBMP-2, that induces the body to grow its own bone, eliminating the need for a painful second surgery to harvest bone from elsewhere in the body. In early fiscal year 2005, we announced that the FDA approved the use of INFUSE Bone Graft in the treatment of certain types of acute, open fractures of the tibial shaft, a long bone in the lower leg. The approval broadens the indications of the use of our INFUSE Bone Graft technology. Since late fiscal year 2005, we have had the right to market Wyeth’s InductOs Bone Graft, the European equivalent of the INFUSE Bone Graft, for use in spinal fusion in European markets.

        We have developed a series of Minimal Access Spinal Technologies (MAST) that allow safe, reproducible access to the spine with minimal disruption of vital muscles and complementary structures. These techniques involve the use of advanced navigation and instrumentation to allow surgeons to operate with smaller incisions and less tissue damage than traditional surgeries, thus reducing pain, blood loss and improving recovery periods. MAST techniques have been described as having the same impact on spinal fusion surgery that arthroscopy had on knee surgery. Our expanding portfolio of minimally invasive spinal technologies includes the CD HORIZON SEXTANT II System, which was launched in September 2005. Also launched in fiscal 2006 were a next-generation METRx System, to treat herniated discs and allow minimally invasive access for fusion, the MAST QUADRANT Retractor System, a retractor that allows access to complex degenerative pathology, and the CD HORIZON ECLIPSE Spinal System, to correct curvature of the spine in scoliosis patients. Fiscal 2006 also saw the launch of the TSRH SiLo system, a thoracolumbar fixation system used to treat degenerative pathologies as well as spinal deformities and trauma, and the Mystique Cervical Plate, the market’s first resorbable spinal plate.

        In December 2005, we announced the completion of enrollment in the PRESTIGE LP Cervical Disc clinical trial, our fourth major artificial disc trial. In addition to the PRESTIGE LP Cervical Disc clinical trial, we have three other disc replacement programs currently under investigation in the U.S.: the BRYAN Cervical Disc, obtained through the acquisition of Spinal Dynamics Corporation in October 2002; the MAVERICK Artificial Disc for the lumbar spine; and the PRESTIGE ST Cervical Disc, an internally developed cervical disc. Fiscal year 2006 also marked the filing of two U.S. Investigational Device Exemptions, which serve as a precursor to U.S. approval, for the DIAM posterior dynamic stabilization device. These trials are both expected to begin patient enrollment in fiscal year 2007. In addition to these studies in the dynamic stabilization realm, Medtronic also announced the filing of two pre-market approvals for INFUSE Bone Graft– one for a posterolateral spinal indication, and the other for approval for use in oral/maxillofacial indications.

        Navigation.    We are one of the leaders in the field of computer-assisted surgery (CAS) and have installed approximately 2,000 StealthStation Treatment Guidance Systems in hospitals worldwide. In recent years, the pace of innovation in CAS has quickened considerably. In response, we have developed and delivered new and updated hardware and software solutions to assist with varied surgeries including total joint replacements, minimally invasive spinal surgery, cranial tumor resection, biopsies, functional neurosurgery and functional endoscopic sinus surgery. In September 2005, Medtronic and Breakaway Imaging, LLC, a privately held developer of medical imaging systems for surgery, announced an agreement that grants exclusive worldwide distribution and marketing of Breakaway Imaging’s O-arm Imaging System, an intraoperative crossover technology enabling two-dimensional, or fluoroscopy, multi-plane two-dimensional, and three-dimensional volumetric imaging system, to Medtronic.

        Customers and Competitors

        The primary medical specialists who use our Spinal and Navigation products are spinal surgeons, orthopedic surgeons and neurosurgeons. Our primary competitors in the Spinal business are Zimmer, Inc., Johnson & Johnson, Stryker Corporation, and Synthes-Stratec, Inc. The primary competitors in our Navigation business are BrainLAB, Inc. and Stryker Corporation.

Neurological

        Our Neurological business develops, manufactures, and markets devices for neurological disorders, gastroenterological disorders and urological disorders. We are a pioneer in the field of restorative neuroscience, using site-specific neurostimulation and drug delivery to modulate and restore nervous system function. Through close partnerships with our customers we have developed a unique portfolio of therapeutic technologies for the treatment of debilitating chronic diseases that represent large, unmet medical needs.

        In the fourth quarter of fiscal year 2006, we created a dedicated organization within the Neurological operating segment called Emerging Therapies. This new organization will focus on assessing new therapy opportunities and overseeing initial clinical study, market development activities and other business development activities. The initial focus of the Emerging Therapies organization will be for the treatments of epilepsy, obesity, and psychiatric disorders including obsessive-compulsive disorder, as well as depression. The initial focus in these three areas will be to leverage neurological stimulation technology to develop therapies to help meet these large unmet patient populations.

        Conditions Treated

        Our Neurological business offers products for the treatment of the conditions described below.

•	Neurological disorders — including Parkinson’s disease, essential tremor, chronic pain, spasticity and dystonia
•	Urological and digestive disorders — including gastroparesis, incontinence and enlarged prostate or benign prostatic hyperplasia

        The charts below set forth net sales of our Neurological products as a percentage of our total net sales for each of the last three fiscal years:

        Our Neurological products consist of therapeutic and diagnostic devices, including implantable neurostimulation systems, external and implantable drug administration devices, urology products, gastroenterology products, functional diagnostic and sensing equipment.

        Neurological.    We produce implantable systems that deliver drugs or electrical stimulation to the spinal cord, brain, and other parts of the nervous system to treat chronic pain and movement disorders, as well as incontinence and gastroparesis. In April 2005, we announced the launch of the RESTORE System, a rechargeable neurostimulator with the most powerful and longest lasting rechargeable battery available. The introduction of the RestorePRIME System follows the recent launch of the Medtronic Restore neurostimulator, and is a 16-electrode, non-rechargeable neurostimulator. In fiscal year 2006, we offered our new patient-activated pain control device which is now available in the U.S. for people with difficult-to-treat chronic pain. The device, called the Patient Therapy Manager enables patients with SynchroMed II drug pumps to respond to episodes of increased pain by delivering supplemental doses of pain medication pre-prescribed by a physician. Previously, pump patients received a constant dose of pain medication that had been pre-set by a physician using a programmer.

        Additionally, in fiscal year 2006 we continued to make progress in clinical trials designed to extend the application of our neurostimulation technologies to new neurological disorders from which patients suffer. We continued to make progress in the Stimulation of the Anterior Nucleus of the Thalamus for Epilepsy (SANTE) study for the Intercept Epilepsy Control System, our deep brain stimulation therapy for patients with epilepsy. Epilepsy is a condition that affects more than 2.7 million Americans, and about one-third of these people do not respond to current treatment options and continue to experience seizures. As pioneers in the area of deep brain stimulation, we continue to explore innovative new ways to use deep brain stimulation for psychiatric disorders. We are also evaluating our technologies in patients suffering from treatment-resistant depression and are targeting the receipt of a Humanitarian Device Exemption (HDE) from the FDA in order to offer Activa Deep Brain Stimulation Therapy for the treatment of chronic, treatment-resistant obsessive-compulsive disorder.

        Gastroenterology and Urology.    Our diagnostic and therapeutic products for gastroenterology and urology include the EnterraTherapy for gastroparesis and the Bravo pH Monitoring System for the evaluation of gastroesophageal reflux disease, or GERD. They also include our InterStim Therapy for overactive bladder and urinary retention, our recently approved PROSTIVA, our next generation device for treating enlarged prostate, and our functional diagnostic equipment.

        InterStim therapy for the treatment of overactive bladder and urinary retention remains our largest product line in the area of gastroenterology and urology. Thanks to market development efforts, InterStim therapy is increasingly accepted by physicians as an effective treatment option for bladder control problems. Likewise, our Bravo pH diagnostic, a minimally invasive technology that encapsulates a small radio transmitter for use in assessing pH levels and monitoring gastric reflux, is becoming more widely recognized by physicians and patients for allowing subjects to enjoy their regular diet and activities without the embarrassment and discomfort associated with traditional pH testing.

        Customers and Competitors

        The primary medical specialists who use our neurological products are neurosurgeons, neurologists, pain management specialists, and orthopedic spine surgeons. The primary medical specialists who use our gastroenterology and urology products are urologists, urogynecologists and gastroenterologists. Our primary competitors for neurological products are Johnson & Johnson, Boston Scientific Corporation, St. Jude Medical, Inc. and Stryker Corporation. Our primary competitors for gastroenterology and urology products are Boston Scientific Corporation, Urologix, Inc. and American Medical Systems.

Vascular

        Our Vascular business offers a full line of minimally invasive products and therapies to treat coronary artery disease, aortic and thoracic aneurysms and peripheral vascular disease.

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

        Following balloon angioplasty, physicians often place coronary stents at the blockage site to prop open diseased arteries to maintain blood flow to the heart. Stents are cylindrical, wire-mesh devices small enough to insert into coronary arteries. Our new-generation coronary stent system, the Driver, is the first modular stent to be composed of an advanced cobalt-based alloy, which surpasses the limitations of stainless steel by creating very strong, ultra-thin struts that offer excellent flexibility and vessel support. The Driver stent launched in Japan in August 2004 and is now available in all major markets worldwide. The Micro-Driver coronary stent system received FDA approval in April 2006. The Micro-Driver is a bare metal system designed specifically to perform in small vessels and tortuous anatomies. This cobalt-alloy stent is the first bare metal stent for small vessels with an indication for new or untreated vessels (a de novo indication), addressing an important need in the treatment of coronary artery disease.

        Drug Eluting Stents    Drug eluting stents are designed to inhibit the re-narrowing or re-clogging of arteries, known as restenosis, after placement of a stent. Our Endeavor Drug-Eluting Coronary Stent combines an innovative delivery system leveraging our discrete technology, our advanced Driver cobalt-alloy stent, an effective drug — Zotarolimus (ABT-578 a sirolimus analogue), and a biomimetic polymer coating that controls the release of the drug into the vessel wall. In May 2002, we entered into a ten year agreement with Abbott Laboratories (Abbott) granting us co-exclusive use of Abbott’s proprietary immunosuppressant drug ABT-578, as well as the phosphoryl choline coating Abbott has licensed from Biocompatibles International PLC for use in conjunction with ABT-578. Clinical and preclinical studies have shown that this proprietary biocompatible polymer, which mimics the outer membrane of a red blood cell is safe and thromboresistant.

        Our Endeavor Drug-Eluting Coronary Stent program achieved a number of significant regulatory and clinical milestones during fiscal year 2006. In July 2005, we received CE Mark approval for the commercial sale of the Endeavor Drug-Eluting Coronary Stent with the Rapid Exchange Delivery System in European Union member countries, making Endeavor the first cobalt alloy platform on the drug-eluting stent market. Endeavor has now been approved in more than 85 countries outside the U.S.

        In September 2005, 24-month and 12-month results from the ENDEAVOR I and the ENDEAVOR II clinical trials, respectively, were presented at the European Society of Cardiology medical conference in Stockholm, Sweden. The results from both of these trials demonstrated that the efficacy and safety of the Endeavor stent is durable over longer follow-up periods, with no observations of late stent thrombosis. In May 2006, 36-month and 24-month results from the ENDEAVOR I and the ENDEAVOR II clinical trials, respectively, were presented at the Paris Course on Revascularization. The 36-month and 24-month results showed that Endeavor Drug-Eluting Coronary Stent continued to provide significant and sustained efficacy and safety performance over time, with low rates of repeat procedures and no observation of late stent thrombosis. The ENDEAVOR II trial included 1,197 patients comparing the Endeavor Drug-Eluting Coronary Stent to Medtronic’s Driver cobalt-alloy stent. In October 2005, results of the ENDEAVOR III clinical trial were presented at the Transcatheter Cardiovascular Therapeutics scientific symposium in Washington, D.C. The ENDEAVOR III trial, a confirmatory study supporting U.S. approval, demonstrated that the Endeavor drug-eluting coronary stent provides clinical and angiographic outcomes that are consistent with the ENDEAVOR I and ENDEAVOR II trials. ENDEAVOR III is a 436-patient equivalency study comparing our Endeavor Drug-Eluting Coronary Stent to the Johnson & Johnson Cypher Sirolimus-eluting stent. Despite narrowly missing the angiographic primary endpoint, there were no statistical differences in clinical outcomes between Endeavor and Cypher. Enrollment continues in ENDEAVOR IV, the fourth and final phase of our U.S. clinical program for the Endeavor Drug-Eluting Stent. ENDEAVOR IV will include 1,548 patients randomized one-to-one against the Taxus Paclitaxel-Eluting Coronary Stent System from Boston Scientific Corporation. We expect to complete patient enrollment in Endeavor IV in the first quarter of fiscal year 2007. We continue to progress toward the U.S. launch of our Endeavor Drug-Eluting Stent, which will be the first drug-eluting stent on the U.S. market utilizing the advanced technology of a cobalt-alloy stent. In October 2005, we announced the submission of the first module of the pre-market approval application to the FDA for the Endeavor Drug-Eluting Coronary Stent system. This action represented the first step towards U.S. approval, which is expected during calendar 2007.

        Endovascular Stent Grafts, Peripheral Stents and Embolic Protection Systems.    Our Vascular product line includes a range of endovascular stent grafts and other peripheral vascular products. These include the market-leading AneuRx and Talent Stent Grafts for minimally invasive AAA and TAA repair. Our AneuRx Stent Graft system is available in the U.S. and Europe, while the Talent AAA and Thoracic Stent Graft systems are available in Europe and the rest of the world, excluding Japan. In July 2005, we announced the commercial release of the Valiant Thoracic Stent Graft with the Xcelerant Delivery System, a next-generation stent graft. The Xcelerant Delivery System is designed to provide physicians with a smooth, controlled and more trackable delivery platform. The Xcelerant Delivery System is also available for use with the Talent Stent Graft in markets outside the U.S. In March 2006, we announced that it has received FDA approval of the AneuRx AAAdvantage AAA stent graft with the Xcelerant Delivery System. Enhancements to the new AAAdvantage system include contoured stents, broader proximal and distal sealing, and improved radiopaque markers. These enhancements will provide greater patient applicability, help reduce the complexity of the procedure and upgrade the durability of the stent graft. In June 2005, we announced FDA 510(k) clearance and market availability for the Reliant Stent Graft Balloon Catheter, a multipurpose catheter used for temporary occlusion of large vessels and the expansion of vascular prostheses.

        In peripheral vascular, we offer balloon expandable and self-expanding biliary stents that are designed to maintain bile flow in liver ducts restricted or blocked by malignant tumors. In March 2006, we received CE mark for our Exponent RX Self-Expanding Carotid Stent used to treat patients afflicted by carotid artery disease. The Exponent is used in conjunction with our next generation filter-based embolic protection device, the Interceptor Plus, which also received CE mark in March 2006 for carotid and vein graft indications, and which is undergoing clinical trials in the US. Embolic protection systems are designed to capture debris dislodged from the wall of the vessel, during balloon angioplasty or placement of a stent, that might otherwise flow downstream toward the heart and result in complications such as a heart attack or stroke. Our GuardWire Plus System is indicated for use in vein graft interventions for certain individuals who have previously undergone coronary artery bypass graft (CABG) surgery.

        Customers and Competitors

        The primary medical specialists who use our products for treating coronary artery disease are interventional cardiologists, while products treating peripheral vascular disease may be used by interventional radiologists, vascular surgeons and interventional cardiologists. Our primary competitors in the Vascular business are Boston Scientific Corporation, Johnson & Johnson and Abbott Laboratories, Inc. as a result of its purchase of Guidant’s vascular intervention business.

Diabetes

        Our Diabetes business develops, manufactures, and markets devices for the treatment of diabetes. We are a world leader in advanced, device-based medical systems for the treatment of diabetes, and we are committed to providing improved tools and technologies to help people with diabetes live longer, healthier lives.

        Conditions Treated

        Our Diabetes business offers products for the treatment of diabetes, which is the inability to control blood glucose levels resulting from a failure of the pancreas to produce sufficient insulin or the body’s inability to properly use insulin.

        The charts below set forth net sales of our Diabetes business as a percentage of our total net sales for each of the last three fiscal years:

        Our diabetes products are used to help diabetes patients maintain near-normal glucose control. Diabetes afflicts roughly 200 million people worldwide, and more than 20 million people in the U.S. Currently, our insulin pump products serve the insulin-dependent population, which includes approximately five million people in the U.S. The key to managing diabetes is to maintain tight control of glucose levels. If not well-managed, diabetes can lead to blindness, kidney failure, amputation, impotence and heart failure. More than $132 billion is spent annually on diabetes and its complications, including $92 billion in direct medical costs.

        Our products include external insulin pumps and related disposables, continuous glucose monitoring systems, a subcutaneous glucose sensor and an implantable insulin pump. Our external insulin pumps are primarily used by patients with type 1 diabetes, which occurs when the pancreas is unable to produce insulin. In order to survive, people with type 1 diabetes must administer insulin using injections or an insulin pump. Our therapies are also helpful in managing type 2 diabetes, which results from the body’s inability to produce enough insulin or properly use the insulin.

        Our family of MiniMed Paradigm insulin pumps is currently the leading choice in insulin pump therapy. Worn on a belt like a pager, the MiniMed Paradigm insulin pump offers a simplified and intuitive menu system to program insulin delivery, making it easier for people with diabetes to manage their disease without daily insulin injections. Because pump therapy delivers insulin precisely to the body, it helps diabetes patients keep their glucose levels within a near-normal range, offering both short-term and long-term health benefits.

        In fiscal year 2006, we announced the launch outside the U.S. of Guardian RT continuous glucose monitoring system, a device that displays real-time glucose readings around the clock and alerts patients to high and low glucose levels. In July 2005, we received FDA approval of our Guardian RT continuous glucose monitoring system and commercialized the product through a controlled market release in seven U.S. cities.

        In April 2006, we received FDA approval of our MiniMed Paradigm REAL-Time Insulin Pump and Continuous Glucose Monitoring System. For the first time ever, diabetes patients have a dashboard of information on an insulin pump – from REAL-Time glucose readings – to trend graphs – to arrows that indicate how fast and in which direction glucose is heading, adding a new layer of safety and control. This allows patients to more effectively manage diabetes. This system was introduced in Canada, Europe, and the Middle East in 2005, and continues to be introduced in countries around the world. We also made the Medtronic CareLink Therapy Management for Diabetes available for use with the MiniMed Paradigm 522 and 722 insulin pumps. The Medtronic CareLink Therapy Managed System for Diabetes provides a patient management system for use by patients and physicians, aiding the efficacy of overall disease management.

        In order to drive broad acceptance of this new technology, we are conducting the Sensor-augmented Therapy for A1C Reduction trials, or STAR trials, which will evaluate sensor-augmented therapy versus traditional insulin pumps and multiple daily injection therapy. The strategic objective of the STAR trials is to drive acceptance and improved reimbursement for insulin pump therapy and real-time continuous glucose monitoring using the results anticipated from the data. Enrollment is complete in the first two phases of the trial and enrollment in the third phase (STAR 3) is expected to commence in the first half of fiscal year 2007.

        Customers and Competitors

        The primary medical specialists who use our diabetes products are endocrinologists and internists. Our most significant competitors for diabetes products are Johnson & Johnson, Roche Ltd., Smiths Group PLC and DexCom, Inc.

Cardiac Surgery

        We are a worldwide market leader with products in revascularization, heart valve repair and replacement, blood management and surgical ablation.

        Conditions Treated

        Our cardiac surgery products are used in the treatment of the conditions described below.

•	Coronary artery disease — blockage in a coronary artery can prevent the heart from receiving sufficient oxygen, which prevents the heart from functioning properly, potentially resulting in a heart attack
•	Heart valve disorders — diseased or damaged heart valves can restrict blood flow or leak, which limits the heart’s ability to pump blood, causing the heart to work harder to meet the needs of the circulatory system

        The charts below set forth net sales of our Cardiac Surgery business as a percentage of our total net sales for each of the last three fiscal years:

        Our Cardiac Surgery products consist of perfusion systems which oxygenate and circulate a patient’s blood during arrested heart surgery, positioning and stabilization systems for beating heart surgery, products for the repair and replacement of heart valves, surgical accessories and surgical ablation products.

        Coronary Artery Bypass Surgery.    When physicians determine that they cannot effectively treat a blockage in a coronary artery using balloon angioplasty or a stent, they typically turn to cardiac surgery to address the problem. The most common surgical procedure used to treat blockage in a coronary artery is a CABG. In a CABG procedure, surgeons re-route the blood flow around the blockage by attaching a graft, usually from an artery or vein from another part of the patient’s body, as an alternative pathway to the heart. There are two primary techniques, arrested heart surgery and beating heart surgery.

         Arrested Heart Surgery.    In a conventional coronary artery bypass procedure, the patient’s heart is temporarily stopped, or arrested. The patient is placed on a circulatory support system that temporarily replaces the patient’s heart and lungs and provides blood flow to the body. We offer a complete line of blood-handling products that form this circulatory support system and maintain and monitor blood circulation and coagulation status, oxygen supply and body temperature during open heart surgery. In April 2006, we received FDA clearance for the Medtronic Performer Cardiopulmonary Bypass System, an integrated, compact console capable of providing total support of the circulatory system during a variety of cardiac surgical procedures, but occupying only a 20-inch by 22-inch space, just a third of the footprint of the time-honored “heart-lung” consoles. As beating heart surgery has become more popular, the market for arrested heart surgery products has been declining.

        Beating Heart Surgery.    As an alternative to conventional bypass surgery, physicians are performing coronary artery bypass surgery on the beating heart to avoid the complexity and potential risks of arresting the heart. To assist physicians performing beating heart surgery, we offer positioning and stabilization technologies. These technologies include our Starfish 2 and Urchin heart positioners, which use suction technology to gently lift and position the beating heart to expose arteries on any of its surfaces. These heart positioners are designed to work in concert with our Octopus tissue stabilizer, which holds a small area of the cardiac surface tissue nearly stationary while the surgeon is suturing the bypass grafts to the arteries. It is currently estimated that beating heart surgeries make up about 20% of the estimated 270,000 coronary artery bypass surgeries that are performed in the U.S. each year.

        Surgical Ablation.    For patients undergoing cardiac surgery, who also suffer from atrial arrhythmias, our Cardioblate Ablation System is designed to allow surgeons to efficiently restore a normal heart rhythm by creating lines of ablation that guide electrical conduction within the atria. In October 2005, we announced the U.S. introduction of the new, low-profile Cardioblate LP Surgical Ablation System, the latest addition to our Cardioblate surgical ablation systems, which offers cardiac surgeons new ease and flexibility in creating ablation lines during open heart procedures.

        Heart Valves.    We offer a complete line of valve replacement and repair products for damaged or diseased heart valves. Our replacement products include both tissue and mechanical valves. The valve market continues to shift from mechanical to tissue valves, which is beneficial to us due to our broad selection of tissue valve products. Our Mosaic bioprosthetic heart valve is a reduced-profile valve engineered from porcine tissue incorporating a proven flexible stent. The low profile and flexibility of the stent make it easier for the surgeon to implant the valve. In calendar year 2005 we released our newest tissue valve, the Mosaic Ultra. The Mosaic Ultra valve includes a reduced sewing ring profile that facilitates the use of a larger valve. Other tissue product offerings include the Freestyle stentless and Hancock II stented valves. Our mechanical heart valve offerings include the Medtronic Hall, the ADVANTAGE and the ADVANTAGE Supra bileaflet valves. The ADVANTAGE Supra valve was released in Europe in November 2003 and is designed to allow the implantation of a larger valve thereby optimizing blood flow. Currently, the standard ADVANTAGE aortic bileaflet valve is under evaluation by the FDA in the U.S. Our valve repair products include the Duran Flexible and CG Future Band Annuloplasty Systems.

        Customers and Competitors

        The principal medical specialists who use our cardiac surgery products are cardiac surgeons. Our primary competitors in the Cardiac Surgery business are Edwards LifeSciences Corporation, Boston Scientific Corporation, Johnson & Johnson, and St. Jude Medical, Inc.

ENT

        We develop, manufacture and market products and therapies to treat diseases and conditions of the ear, nose and throat, as well as neurological diseases. As a market leader in ENT and neurosurgery, we are changing the way ENT surgery is performed with innovative, minimally invasive products and techniques that benefit both patients and surgeons.

        Conditions Treated

•	ENT diseases and disorders, such as chronic sinusitis, chronic otitis media, hearing loss, Ménière’s disease, thyroid diseases and tumors of the head and neck.
•	Neurological diseases and disorders, including both pediatric and normal pressure hydrocephalus, traumatic brain injury.

        The charts below set forth net sales of our ENT business as a percentage of our total net sales for each of the last three fiscal years:

        Our primary ENT products include powered tissue-removal systems and other surgical instruments, implantable devices, nerve monitoring systems, disposable fluid-control products, image-guided surgery systems, and a Ménière’s disease therapy device. For neurological diseases, our main products include high-speed powered surgical drill systems to facilitate surgical access in the spine and cranium, shunts for pediatric and normal pressure hydrocephalus, drainage systems for the treatment of traumatic brain injury, neuroendoscopes, and a full line of cranial fixation devices that include both titanium and resorbable plates and screws and a dura substitute.

        Chronic rhinosinusitis (sinus infections).    For the surgical treatment of chronic sinus infections, we offer powered and manual instruments with a variety of blade tips for removing diseased tissue and bone. Our bioresorbable nasal packing and dressings, such as MeroGel Dressing, aid in wound-healing and help reduce postoperative complications following these procedures. We also offer image-guided surgery systems to improve safety and efficacy when surgeons operate near critical structures such as the brain and eyes. The LandmarX Evolution Plus provides a robust, expandable system that may be used for virtually any ENT image guidance procedure. The LandmarX Element is a simple and convenient system ideal for FESS (functional endoscopic sinus surgery) and novice IGS users.

        Chronic otitis media (ear infections).    For the treatment of chronic otitis media, we provide a wide range of middle ear ventilation tubes to facilitate drainage and prevent fluid accumulation. We also offer powered instruments and drills, such as the XPS 3000 Powered ENT System, to remove enlarged adenoid tissue, enable surgical access and remove diseased bone. Untreated chronic otitis media is the most common cause of hearing loss in children, which can impair learning and speech development. It can also spread to other areas of the head and neck and lead to serious complications.

        Hearing loss.    To correct conductive hearing loss, we offer various types of implantable middle ear prostheses that replace missing bone(s) in the ear necessary to conduct sound. These products are malleable/trimmable and may be shaped by the surgeon to fit each particular patient’s anatomy.

        Thyroid disease.    For surgery related to thyroid disease, we offer the NIM-Response 2.0 Nerve Integrity Monitor, NIM-Neuro 2.0 Nerve Integrity Monitor and NIM EMG Tubes. These products assist surgeons in identifying and continuously monitoring the recurrent laryngeal or vagus nerves during complicated, high-risk thyroid surgery. Since the actual versus perceived incidence of nerve damage during surgery is much higher, using our nerve monitoring products in these procedures is a benefit to both the patient and the surgeon, reducing the risk of patient injury and enabling more precise, complete dissection.

         Ménière’s disease.    To alleviate debilitating vertigo associated with the inner ear condition known as Ménière’s disease, we offer the portable, minimally invasive Meniett Low-Pressure Pulse Generator. Severe vertigo, which can cause nausea and vomiting, is considered by patients to be the most problematic and debilitating symptom of Ménière’s disease, often causing them to become unable to work or participate in daily activities. Using Meniett therapy, patients can self-administer their treatment at home or work for a few minutes each day by delivering low-pressure air pulses through a tube connected to an earpiece placed in the outer ear.

        Surgical Access and Cranial Fixation.    To facilitate surgical access in cranial, spinal and orthopedic procedures, we offer the Legend electric and pneumatic high-speed powered surgical drill systems. The Stylus system, the most recent addition to the high-speed drill line, provides significant power in a small, ergonomic design. We also offer titanium and resorbable polymer plates and screw systems designed to provide for rigid fixation of the skull. In addition to plates and screws, our Durepair dura substitute is indicated for use as both an on-lay and suturable graft for repair of the dura skin layer.

        Hydrocephalus.    The Strata valve is an adjustable shunt system for the treatment of hydrocephalus, a condition characterized by an abnormal accumulation of cerebral spinal fluid (CSF) in the brain. There are two primary forms of hydrocephalus, congenital or pediatric hydrocephalus, and normal pressure hydrocephalus, which afflicts the elderly. The Strata valve allows surgeons to non-invasively adjust the valve’s performance level settings with an external magnetic adjustment device. This enables the surgeon to change the valve’s performance characteristics over time without subjecting the patient to additional surgery. The shunt line also includes a wide assortment of nonadjustable valves.

        Brain Injury.    We also provide a large selection of external drainage and monitoring systems such as the Becker and Exacta systems as well as catheters that are used for the treatment of traumatic brain injury. These systems are designed to remove fluid from the brain in a controlled fashion to alleviate the build-up of intracranial pressure, which can be life threatening.

        Customers and Competitors

        Our primary customers for products relating to our ENT diseases and disorders are ENT surgeons and the hospitals and clinics where they perform surgery. The most significant competitors in this part of our ENT business are Gyrus Group PLC and Stryker Corporation.

        The primary customers for our ENT neurosurgical products are neurosurgeons, and spinal surgeons and the hospitals and clinics where they perform surgery. Significant competitors are Johnson & Johnson, Stryker Corporation, Integra Life Sciences Holding Corporation and Anspach Effort, Inc.

Research and Development

        The markets in which we participate are subject to rapid technological advances. Constant improvement of products and introduction of new products is necessary to maintain market leadership. Our research and development efforts are directed toward maintaining or achieving technological leadership in each of the markets we serve in order to assure that patients using our devices and therapies receive the most advanced and effective treatment possible. We are committed to developing technological enhancements and new indications for existing products, as well as less invasive and new technologies to address unmet patient needs and to help reduce patient care costs and length of hospital stays. We have not engaged in significant customer or government-sponsored research.

        Our research and development staff regularly works with clinicians at medical and academic institutions in the development of new technologies and the evaluation and testing of our products. These relationships are valuable in generating data necessary for regulatory compliance. During fiscal years 2006, 2005 and 2004, we spent $1,112.9 million (9.9% of net sales), $951.3 million (9.5% of net sales) and $851.5 million (9.4% of net sales), on research and development, respectively. Our research and development activities include improving existing products and therapies, expanding their indications and applications for use and developing new products. While we continue to make substantial investments for the expansion of our existing product lines and for the search of new innovative products, we have also focused heavily on carefully planned clinical trials, which lead to market expansion and enable further penetration of our life changing devices.

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

        On August 26, 2005, we acquired all the outstanding stock of Image-Guided Neurologics, Inc. (IGN), a privately held company. Prior to the acquisition, we had an equity investment in IGN, which was accounted for under the cost method of accounting. IGN specialized in precision navigation and delivery technologies for brain surgery. The IGN product line includes the NexFrame disposable, “frameless” stereotactic head frame, which is used in conjunction with image-guided surgery systems during deep brain stimulation. This acquisition complements our position in deep brain stimulation by offering instruments that simplify the procedure for surgeons and improve patient comfort during surgery. The total consideration for IGN was approximately $65.1 million, which includes $57.9 million in net cash paid.

        On July 1, 2005, we acquired all of the outstanding stock of Transneuronix, Inc. (TNI), a privately held company. Prior to the acquisition, we had an equity investment in TNI, which was accounted for under the cost method of accounting. TNI focused on the treatment of obesity by stimulation of the stomach with an Implantable Gastric Stimulator, known as the Transcend device. The consideration for TNI was approximately $268.7 million, which includes $227.3 million in net cash paid. The purchase price is subject to increases which would be triggered by the achievement of certain milestones. During the third quarter of fiscal year 2006, we announced that we missed the primary clinical endpoint in the Screen Health Assessment and Pacer Evaluation (SHAPE) trial, a trial designed to study the efficacy and safety of gastric stimulation to treat obesity. Medtronic will continue following patients enrolled in the SHAPE trial through 24-months of follow-up. The announcement has no impact on our obesity feasibility study, Appetite Suppression Induced by Stimulation Trial (ASSIST), which evaluates implantable gastric stimulation therapy in obese patients with type 2 diabetes. We continue to refine and evaluate the technology, although no definitive determination has been made about its commercialization.

        On May 18, 2005, we also acquired substantially all of the spine-related intellectual property and related contracts, rights, and tangible materials owned by Gary Michelson, M.D. and Karlin Technology, Inc. (Michelson) and settled all outstanding litigation and disputes between Michelson and the Company. The acquired patents pertain to novel spinal technology and techniques that have both current application and the potential for future patentable commercial products. The agreement required total consideration of $1,350.0 million for the purchase of a portfolio of more than 100 issued U.S. patents, over 110 pending U.S. patent applications and numerous foreign counterparts to these patents and patent applications, and the settlement of all ongoing litigation. A value of $550.0 million was assigned to the settlement of past damages between the parties and was recorded as an expense in the fourth quarter of fiscal year 2005. The remaining consideration, including direct acquisition costs, was allocated between $627.5 million of acquired technology based intangible assets that have a useful life of 17 years and $175.1 million of IPR&D that was expensed on the date of acquisition. During the first quarter of fiscal year 2006, we paid $1,320.0 million and committed to three future installments of $10.0 million to be paid in May 2006, 2007, and 2008. The first installment of $10.0 million was paid in May 2006.

Patents and Licenses

        We rely on a combination of patents, trademarks, copyrights, trade secrets, and nondisclosure and non-competition agreements to establish and protect our proprietary technology. We have filed and obtained numerous patents in the U.S. and abroad, and regularly file patent applications worldwide in our continuing effort to establish and protect our proprietary technology. In addition, we have entered into exclusive and non-exclusive licenses relating to a wide array of third-party technologies. We have also obtained certain trademarks and trade names for our products to distinguish our genuine products from our competitors’ products, and we maintain certain details about our processes, products and strategies as trade secrets. Our efforts to protect our intellectual property and avoid disputes over proprietary rights have included ongoing review of third-party patents and patent applications. See “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” for additional information.

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

        Major shifts in industry market share have occurred in connection with product problems, physician advisories and safety alerts, reflecting the importance of product quality in the medical device industry. In the current environment of managed care, economically motivated buyers, consolidation among healthcare providers, increased competition and declining reimbursement rates, we have been increasingly required to compete on the basis of price. In order to continue to compete effectively, we must continue to create or acquire advanced technology, incorporate this technology into proprietary products, obtain regulatory approvals in a timely manner and manufacture and successfully market these products.

Worldwide Operations

        For financial reporting purposes, net sales and long-lived assets attributable to significant geographic areas are presented in Note 15 to the consolidated financial statements and is set forth in Exhibit 13 hereto and which will be included in our fiscal year 2006 Annual Report to Shareholders (the “2006 Annual Report”).

Impact of Business Outside of the U.S.

        Our operations in countries outside the U.S. are accompanied by certain financial and other risks. Relationships with customers and effective terms of sale frequently vary by country, often with longer-term receivables than are typical in the U.S. Inventory management is an important business concern due to the potential for obsolescence, long lead times from sole source providers and currency exposure. Currency exchange rate fluctuations can affect net sales from, and profitability of, operations outside the U.S. We attempt to hedge these exposures to reduce the effects of foreign currency fluctuations on net earnings. See the “Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 to the consolidated financial statements, set forth in Exhibit 13 hereto. Certain countries also limit or regulate the repatriation of earnings to the U.S. In general, operations outside the U.S. present complex tax and cash management issues requiring sophisticated planning and analysis to meet our financial objectives.

Production and Availability of Raw Materials

        We manufacture most of our products at 22 manufacturing facilities located in various countries throughout the world. The largest of these manufacturing facilities are located in Arizona, California, Florida, Indiana, Ireland, Massachusetts, Mexico, Minnesota, Puerto Rico, Switzerland, Texas and Washington. We purchase many of the components and raw materials used in manufacturing these products from numerous suppliers in various countries. For reasons of quality assurance, sole source availability, or cost effectiveness, certain components and raw materials are available only from a sole supplier. We work closely with our suppliers to assure continuity of supply while maintaining high quality and reliability. Due to the FDA’s requirements regarding manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. Generally, we have been able to obtain adequate supplies of such raw materials and components. However, the reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our operations.

Employees

        On April 28, 2006, we employed approximately 36,000 employees. Our employees are vital to our success. We believe we have been successful in attracting and retaining qualified personnel in a highly competitive labor market due to our competitive compensation and benefits, and our rewarding work environment. We believe our employee relations are excellent.

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

        Authorization to commercially distribute a new medical device in the U.S. is generally received in one of two ways. The first, known as the 510(k) process, requires us to demonstrate that our new medical device is substantially equivalent to a legally marketed medical device. In this process, we must submit data that supports our equivalence claim. If human clinical data is required, it must be gathered in compliance with FDA investigational device exemption regulations. We must receive an order from the FDA finding substantial equivalence to another legally marketed medical device before we can commercially distribute the new medical device. Modifications to cleared medical devices can be made without using the 510(k) process if the changes do not significantly affect safety or effectiveness. A very small number of our devices are exempt from 510(k) clearance requirements.

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

        Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. The FDA reviews design and manufacturing practices, labeling and record keeping, and manufacturers’ required reports of adverse experience and other information to identify potential problems with marketed medical devices. We may be subject to periodic inspection by the FDA for compliance with the FDA’s good manufacturing practice regulations among other FDA requirements, such as restrictions on advertising and promotion. These regulations, also known as the Quality System Regulations, govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging and servicing of all finished medical devices intended for human use. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of such devices, and require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. The FDA may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices, and assess civil or criminal penalties against our officers, employees, or us. The FDA may also recommend prosecution to the Department of Justice.

        The FDA, in cooperation with U.S. Customs and Border Protection (CBP), administers controls over the import of medical devices into the U.S. The CBP imposes its own regulatory requirements on the import of our products, including inspection and possible sanctions for noncompliance. The FDA also administers certain controls over the export of medical devices from the U.S. International sales of our medical devices that have not received FDA approval are subject to FDA export requirements. Each foreign country to which we export medical devices also subjects such medical devices to their own regulatory requirements. Frequently, we obtain regulatory approval for medical devices in foreign countries first because their regulatory approval is faster or simpler than that of the FDA. However, as a general matter, foreign regulatory requirements are becoming increasingly stringent. In the European Union, a single regulatory approval process has been created, and approval is represented by the CE Mark. To obtain a CE Mark in the European Union, defined products must meet minimum standards of safety and quality (i.e., the essential requirements) and then comply with one or more of a selection of conformity routes. A Notified Body assesses the quality management systems of the manufacturer and the product conformity to the essential and other requirements within the Medical Device Directive. Medtronic is subject to inspection by Notified Bodies for compliance.

        To be sold in Japan, medical devices must undergo thorough safety examinations and demonstrate medical efficacy before they are granted approval, or “shonin.” The Japanese government, through the Ministry of Health, Labour, and Welfare (MHLW), regulates medical devices under recently enacted revisions to the Pharmaceutical Affairs Law (PAL). Implementation of PAL and enforcement practices thereunder are evolving, and compliance guidance from MHLW is still in development. Consequently, companies continue to work on establishing improved systems for compliance with PAL. Penalties for a company’s noncompliance with PAL could be severe, including revocation or suspension of a company’s business license and criminal sanctions.

        The process of obtaining approval to distribute medical products is costly and time-consuming in virtually all of the major markets where we sell medical devices. We cannot assure that any new medical devices we develop will be approved in a timely or cost-effective manner.

        Federal and state laws protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by healthcare providers. In particular, in April 2003, the U.S. Department of Health and Human Services (HHS) published patient privacy rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA privacy rule). The HIPAA privacy rule governs the use and disclosure of protected health information by “Covered Entities,” which are healthcare providers that submit electronic claims, health plans and healthcare clearinghouses. Other than our Diabetes operating segment and our health insurance plans, each of which is a Covered Entity, and the role representatives play in patient care, the HIPAA privacy rule affects us only indirectly. The patient data that we receive and analyze may include protected health information. We are committed to maintaining patients’ privacy and working with our customers and business partners in their HIPAA compliance efforts. The ongoing costs and impacts of assuring compliance with the HIPAA privacy rules are not material to our business.

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

        Federal healthcare laws apply when we submit a claim on behalf of a Federal healthcare program beneficiary, or when a customer submits a claim for an item or service that is reimbursed under Medicare, Medicaid or other federally-funded healthcare programs. The principal federal laws include: (1) the False Claims Act which prohibits the submission of false or otherwise improper claims for payment to a federally-funded health care program; (2) the Anti-Kickback Statute which prohibits offers to pay or receive remuneration of any kind for the purpose of inducing or rewarding referrals of items or services reimbursable by a Federal healthcare program; and (3) the Stark law which prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain designated health services if the physician (or a member of the physician’s immediate family) has a financial relationship with that entity.

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

        We operate in an industry characterized by extensive patent litigation. Patent litigation can result in significant damage awards and injunctions that could prevent the manufacture and sale of affected products or result in significant royalty payments in order to continue selling the products. At any given time, we are generally involved as both a plaintiff and a defendant in a number of patent infringement actions. While it is not possible to predict the outcome of patent litigation incident to our business, we believe the costs associated with this litigation could generally have a material adverse impact on our consolidated results of operations, financial position or cash flows. See “Legal Proceedings” for additional information.

        We operate in an industry susceptible to significant product liability claims. These claims may be brought by individuals seeking relief or by groups seeking to represent a class. In addition, product liability claims may be asserted against us in the future based on events we are not aware of at the present time.

        We are also subject to various environmental laws and regulations both within and outside the U.S. Like other medical device companies, our operations involve the use of substances regulated under environmental laws, primarily manufacturing and sterilization processes. We do not expect that compliance with environmental protection laws will have a material impact on our consolidated results of operations, financial position or cash flows.

        We have elected to self-insure most of our insurable risks. This decision was made based on conditions in the insurance marketplace that have led to increasingly higher levels of self-insurance retentions, increasing number of coverage limitations and dramatically higher insurance premium rates. We continue to monitor the insurance marketplace to evaluate the value to us of obtaining insurance coverage in the future. Based on historical loss trends, we believe that our self-insurance program accruals will be adequate to cover future losses. Historical trends, however, may not be indicative of future losses. These losses could have a material adverse impact on our consolidated results of operations, financial position or cash flows.

Cautionary Factors That May Affect Future Results

        This Annual Report on Form 10-K, including the information incorporated by reference herein and the exhibits hereto, may include “forward-looking” statements. Forward-looking statements broadly involve our current expectations or forecasts of future results. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, intellectual property rights, litigation, mergers and acquisitions, market acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions. One must carefully consider forward-looking statements and understand that such statements may be affected by inaccurate assumptions and may involve a variety of risks and uncertainties, known and unknown, including, among others, those discussed in the section entitled “Risk Factors” in this Annual Report on Form 10-K. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

        We undertake no obligation to update any statement we make, but investors are advised to consult any further disclosures by us in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q, and 8-K, in which we may discuss in more detail various important factors that could cause actual results to differ from expected or historical results. In addition, actual results may differ materially from those anticipated due to a number of factors, including, among others, those discussed in the section entitled “Risk Factors” in this Annual Report on Form 10-K. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Executive Officers of Medtronic

        Set forth below are the names and ages of current executive officers of Medtronic, Inc., as well as information regarding their positions with Medtronic, Inc., their periods of service in these capacities, and their business experiences. There are no family relationships among any of the officers named, nor is there any arrangement or understanding pursuant to which any person was selected as an officer.

        Arthur D. Collins, Jr., age 58, has been Chairman of the Board and Chief Executive Officer of Medtronic since April 2002; President and Chief Executive Officer from May 2001 to April 2002; President and Chief Operating Officer from August 1996 to April 2001; Chief Operating Officer from January 1994 to August 1996; and Executive Vice President of Medtronic and President of Medtronic International from June 1992 to January 1994. He has been a director since August 1994. He was Corporate Vice President of Abbott Laboratories from October 1989 to May 1992 and Divisional Vice President of that company from May 1984 to October 1989. He is also a director of U.S. Bancorp and Cargill, Inc., a member of the Board of Overseers of The Wharton School at the University of Pennsylvania and a member of the board of The Institute of Health Technology Studies.

        Susan Alpert, Ph.D., M.D., age 60, has been Senior Vice President, Chief Quality and Regulatory Officer since November 2005. Prior to that she was Vice President, Chief Quality and Regulatory Officer from May 2004 to November 2005, and Vice President, Regulatory Affairs and Compliance from July 2003 to May 2004. Prior to that, she was Vice President of Regulatory Sciences at C.R. Bard, Inc. from October 2000 to July 2003. She held a variety of positions at the Food & Drug Administration from June 1987 to August 2000.

        Jean-Luc Butel, age 49, has been Senior Vice President and President, Asia Pacific, since September 2003. Prior to that, he was President of Independence Technology, a Johnson & Johnson company, from 1999 to 2003. From 1991 to 1999, he worked for Becton Dickinson, initially as General Manager of its Microbiology business in Japan and then as President of Nippon Becton Dickinson. His last assignment at Becton Dickinson was President, Worldwide Consumer Healthcare. From 1984 to 1991, Mr. Butel was with Johnson & Johnson and served multiple roles including General Manager of Fiji, China Project Manager and Marketing Director of the Johnson & Johnson ophthalmic business in Southeast Asia.

        Terrance L. Carlson, age 53, has been Senior Vice President, General Counsel and Corporate Secretary since October 2004. Prior to that, he was Senior Vice President, Business Development, General Counsel and Secretary at PerkinElmer, Inc. from June 1999 to September 2004; Deputy General

Counsel of AlliedSignal (Honeywell International) and General Counsel of AlliedSignal Aerospace from April 1994 to June 1999; and an associate and partner of Gibson Dunn & Crutcher from November 1978 to April 1994.

        H. James Dallas, age 47, has been Senior Vice President and Chief Information Officer since April 2006. Prior to that, he was Vice President and Chief Information Officer of Georgia Pacific from December 2002 to December 2005; General Manager of the Transportation Division and President of the Lumber Division from October 2001 to December 2002; and Vice President, Building Products Distribution Sales and Logistics, Georgia Pacific Corporation from October 2000 to October 2001.

        Michael F. DeMane, age 50, has been Senior Vice President and President, Europe, Canada, Latin America and Emerging Markets since August 2005. He served as Senior Vice President and President, Spinal, ENT and Navigation, since February 2002 and President, Spinal, since January 2000. Prior to that, he was President, Interbody Technologies, a division of Sofamor Danek, from June 1998 to December 1999. Prior to joining the Company in 1998, Mr. DeMane served as Managing Director, Australia and New Zealand, for Smith & Nephew, Pty. Ltd from April 1996 to June 1998, after a series of research and development and general management positions with Smith & Nephew Inc.

        Gary L. Ellis, age 49, has been Senior Vice President and Chief Financial Officer since May 2005. Prior to that, he was Vice President, Corporate Controller and Treasurer since October 1999 and Vice President Corporate Controller from August 1994. Mr. Ellis joined Medtronic in 1989 as Assistant Corporate Controller and was promoted to Vice President of Finance for Medtronic Europe in 1992, until being named as Corporate Controller in 1994.

        Janet S. Fiola, age 64, has been Senior Vice President, Human Resources, since March 1994. She was Vice President, Human Resources, from February 1993 to March 1994, and was Vice President, Corporate Human Resources, from February 1988 to February 1993.

        Robert M. Guezuraga, age 57, has been Senior Vice President and President, Diabetes since November 2004. He was Senior Vice President and President Cardiac Surgery, from August 1999 to November 2004. He served as Vice President and General Manager of Medtronic Physio-Control International, Inc., from September 1998 to August 1999. Mr. Guezuraga joined the Company after its acquisition of Physio-Control International, Inc. in September 1998, where he had served as President and Chief Operating Officer since August 1994. Prior to that, Mr. Guezuraga served as President and CEO of Positron Corporation from 1987 to 1994 and held various management positions within General Electric Corporation, including GE’s Medical Systems division.

        William A. Hawkins, age 52, has been President and Chief Operating Officer since May 2004. He served as Senior Vice President and President, Medtronic Vascular, from January 2002 to May 2004. He served as President and Chief Executive Officer of Novoste Corporation from 1998 to 2002, and was Corporate Vice President of American Home Products Corporation and President of its Sherwood Davis & Geck Division from April 1997 to May 1998. He held executive positions with American Home Products, Johnson & Johnson, Guidant Corporation, Eli Lilly & Co. and Carolina Medical Electronics, having begun his medical technology career in 1977. Mr. Hawkins serves on the board of Deluxe Corporation, the board of trustees for the University of Virginia Darden School of Business and the board of visitors for the Duke University School of Engineering.

        Richard Kuntz, M.D., age 48, has been Senior Vice President and President, Neurological Gastroenterology and Urology, and Obesity Management since October 2005. Prior to that, he was an interventional cardiologist and Chief of the Division of Clinical Biometrics at Brigham and Women’s Hospital, Associate Professor of Medicine and Chief Scientific Office of the Harvard Clinical Research Institute.

        Stephen H. Mahle, age 60, has been Executive Vice President and President, Cardiac Rhythm Disease Management, since May 2004, and prior to that was Senior Vice President and President, Cardiac Rhythm Management, since January 1998. Prior to that, he was President, Brady Pacing, from 1995 to 1997 and Vice President and General Manager, Brady Pacing, from 1990 to 1995. Mr. Mahle has been with the Company for 34 years and served in various general management positions prior to 1990. Mr. Mahle serves on the Board of Directors of ATMI, Inc.

        Stephen N. Oesterle, M.D., age 55, has been Senior Vice President, Medicine and Technology, since January 2002. Prior to that, he was Associate Professor of Medicine at Harvard Medical School and Director of Invasive Cardiology Services at Massachusetts General Hospital from 1998 to 2002, and was Associate Professor of Medicine at Stanford University and Director of Cardiac Catheterization and Coronary Intervention Laboratories at the Stanford University Medical Center from 1992 to 1998. Prior to that he held other academic positions and directed interventional cardiology programs at Georgetown University and in Los Angeles.

        Oern R. Stuge, M.D., age 52, has been Senior Vice President and President of Cardiac Surgery since March 1, 2005 and Vice President of Cardiac Rhythm Management, Western Europe since May, 2002. Prior to that he was Vice President of Neurological, Spinal and Diabetes for Western Europe from May 2000 to May 2002 and Vice President of Neurological for Europe, Middle East & Africa from May 1998 to May 2000. Prior to joining the Company in 1998, Mr. Stuge worked at Abbott Laboratories where he held regional director and general manager positions for the various Nordic countries and the Netherlands.

        Scott R. Ward, age 46, has been Senior Vice President and President, Vascular since May 2004. He served as Senior Vice President and President, Neurological and Diabetes Business, from February 2002 to May 2004, and was President, Neurological, from January 2000 to January 2002. He was Vice President and General Manager of Medtronic’s Drug Delivery Business from 1995 to 2000. Prior to that, Mr. Ward led the Company’s Neurological Ventures in the successful development of new therapies. Mr. Ward also held various research, regulatory and business development positions since joining Medtronic in 1981.

        Peter L. Wehrly, age 47, has been Senior Vice President and President, Spinal and Navigation since November 2005. Prior to that he was President and General Manager of Medtronic Sofamor Danek, Inc. from August 2004 to November 2005, President of Biologies and U.S. Sales from April 2003 to August 2004, and Division President of Interbody and Orthopedic Technologies from 2000 to April 2003. From 1983 to 2000 he was employed by Johnson and Johnson, most recently as Division President at DePuy.

        Barry W. Wilson, age 62, has been Senior Vice President, International Affairs and President, Greater China since August 2005. He served as Senior Vice President and President, Europe, Middle East, Canada and Emerging Markets since May 2004. Prior to that, Mr. Wilson was Senior Vice President and President, International, from April 2001 to April 2004, and Senior Vice President, International, since September 1997. He was President, Europe, Middle East and Africa, from April 1995 to March 2001. Prior to that, Mr. Wilson was President, International, of the Lederle Division of American Cyanamid/American Home Products from 1993 to 1995 and President, Europe, of Bristol-Myers Squibb from 1991 to 1993, where he also served internationally in various general management positions from 1980 to 1991. Mr. Wilson serves on the board of Bausch & Lomb Incorporated.

Item 1A.  Risk Factors

        Investing in Medtronic involves a variety of risks and uncertainties, known and unknown, including, among others, those discussed below.

        The medical device industry is highly competitive and we may be unable to compete effectively.

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

        Major shifts in industry market share have occurred in connection with product problems, physician advisories and safety alerts, reflecting the importance of product quality in the medical device industry. In the current environment of managed care, consolidation among healthcare providers, increased competition and declining reimbursement rates, we have been increasingly required to compete on the basis of price. In order to continue to compete effectively, we must continue to create, invest in or acquire advanced technology, incorporate this technology into our proprietary products, obtain regulatory approvals in a timely manner and manufacture and successfully market our products. Given these factors, we cannot guarantee that we will be able to continue our level of success in the industry.

        Reduction or interruption in supply and an inability to develop alternative sources for supply may adversely affect our manufacturing operations and related product sales.

        We manufacture most of our products at 22 manufacturing facilities located throughout the world. We purchase many of the components and raw materials used in manufacturing these products from numerous suppliers in various countries. Generally we have been able to obtain adequate supplies of such raw materials and components. However, for reasons of quality assurance, cost effectiveness or availability, we procure certain components and raw materials only from a sole supplier. While we work closely with our suppliers to try to ensure continuity of supply while maintaining high quality and reliability, we cannot guarantee that these efforts will be successful. In addition, due to the stringent regulations and requirements of the U.S. FDA regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture our products in a timely or cost effective manner and to make our related product sales.

        We are subject to many laws and governmental regulations and any adverse regulatory action may materially adversely affect our financial condition and business operations.

        Our medical devices are subject to regulation by numerous government agencies, including the FDA and comparable foreign agencies. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our medical devices. We cannot guarantee that we will be able to obtain marketing clearance from the FDA for our new products, or enhancements or modifications to existing products, and if we do, such approval may:

•	take a significant amount of time,
•	require the expenditure of substantial resources,
•	involve stringent clinical and pre-clinical testing,
•	involve modifications, repairs or replacements of our products, and
•	result in limitations on the proposed uses of our products.

        Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of such devices and require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. The FDA may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices and assess civil or criminal penalties against our officers, employees, or us. The FDA may also recommend prosecution to the Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products.

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

        We are also subject to various environmental laws and regulations both within and outside the U.S. Our operations involve the use of substances regulated under environmental laws, primarily those used in manufacturing and sterilization processes. We cannot guarantee that compliance with environmental protection laws and regulations will not have a material impact on our consolidated earnings, financial condition, or cash flows.

        Our failure to comply with strictures relating to reimbursement and regulation of healthcare goods and services may subject us to penalties and adversely impact our reputation and business operations.

        Our devices are subject to regulation regarding quality and cost by the United States Department of HHS, including the CMS, as well as comparable state and foreign agencies responsible for reimbursement and regulation of healthcare goods and services. Foreign governments also impose regulations in connection with their healthcare reimbursement programs and the delivery of healthcare goods and services. U.S. federal government healthcare laws apply when we submit a claim on behalf of a U.S. federal healthcare program beneficiary, or when a customer submits a claim for an item or service that is reimbursed under a U.S. federal government funded healthcare program, such as Medicare or Medicaid. The principal U.S. federal laws implicated include those that prohibit the filing of false or improper claims for federal payment, those that prohibit unlawful inducements for the referral of business reimbursable under federally-funded healthcare programs, known as the anti-kickback laws, and those that prohibit healthcare service providers seeking reimbursement for providing certain services to a patient who was referred by a physician that has certain types of direct or indirect financial relationships with the service provider, known as the Stark law.

        The laws applicable to us are subject to evolving interpretations. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, we and our officers and employees could be subject to severe criminal and civil penalties, including, for example, exclusion from participation as a supplier of product to beneficiaries covered by CMS. If we are excluded from participation based on such an interpretation it could adversely affect our reputation and business operations.

        Quality problems with our processes, goods and services could harm our reputation for producing high quality products and erode our competitive advantage.

        Quality is extremely important to us and our customers due to the serious and costly consequences of product failure. Our quality certifications are critical to the marketing success of our goods and services. If we fail to meet these standards our reputation could be damaged, we could lose customers and our revenue could decline. Aside from specific customer standards, our success depends generally on our ability to manufacture to exact tolerances precision engineered components, subassemblies and finished devices from multiple materials. If our components fail to meet these standards or fail to adapt to evolving standards, our reputation as a manufacturer of high quality components will be harmed, our competitive advantage could be damaged, and we could lose customers and market share.

        We are substantially dependent on patent and other proprietary rights and failing to be successful in patent or other litigation may result in our payment of significant money damages and/or royalty payments, negatively impact our ability to sell current or future products or prohibit us from enforcing our patent and proprietary rights against others.

        We operate in an industry characterized by extensive patent litigation. Patent litigation can result in significant damage awards and injunctions that could prevent our manufacture and sale of affected products or require us to pay significant royalties in order to continue to manufacture or sell affected products. At any given time, we are generally involved as both a plaintiff and a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time. While it is not possible to predict the outcome of patent litigation incident to our business, we believe the results associated with any litigation could result in our payment of significant money damages and/or royalty payments, negatively impact our ability to sell current or future products or prohibit us from enforcing our patent and proprietary rights against others, which would generally have a material adverse impact on our consolidated earnings, financial condition, or cash flows.

        We rely on a combination of patents, trade secrets and nondisclosure and non-competition agreements to protect our proprietary intellectual property, and will continue to do so. While we intend to defend against any threats to our intellectual property, there can be no assurance that these patents, trade secrets or other agreements will adequately protect our intellectual property. There can also be no assurance that pending patent applications owned by us will result in patents issuing to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors or that such patents will be found to be valid or sufficiently broad to protect our technology or to provide us with any competitive advantage. Third parties could also obtain patents that may require us to negotiate licenses to conduct our business, and there can be no assurance that the required licenses would be available on reasonable terms or at all. We also rely on nondisclosure and non-competition agreements with certain employees, consultants and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or proprietary knowledge.

        Product liability claims could adversely impact our financial condition and our earnings and impair our reputation.

        Our business exposes us to potential product liability risks which are inherent in the design, manufacture and marketing of medical devices. In addition, many of the medical devices we manufacture and sell are designed to be implanted in the human body for long periods of time. Component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information with respect to these or other products we manufacture or sell could result in an unsafe condition or injury to, or death of, a patient. The occurrence of such a problem could result in product liability claims or a recall of, or safety alert relating to, one or more of our products which could ultimately result, in certain cases, in the removal from the body of such products and claims regarding costs associated therewith. We have elected to self-insure with respect to product liability risks. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers for our products.

        Our self-insurance program may not be adequate to cover future losses.

        We have elected to self-insure most of our insurable risks. We made this decision based on conditions in the insurance marketplace that have led to increasingly higher levels of self-insurance retentions, increasing numbers of coverage limitations and dramatically higher insurance premium rates. We continue to monitor the insurance marketplace to evaluate the value to us of obtaining insurance coverage in the future. While based on historical loss trends we believe that our self-insurance program accruals will be adequate to cover future losses, we cannot guarantee that this will remain true. Historical trends may not be indicative of future losses. These losses could have a material adverse impact on our consolidated earnings, financial condition or cash flows.

        If we experience decreasing prices for our goods and services and we are unable to reduce our expenses, our results of operations will suffer.

        We may experience decreasing prices for the goods and services we offer due to pricing pressure experienced by our customers from managed care organizations and other third-party payors; increased market power of our customers as the medical device industry consolidates; and increased competition among medical engineering and manufacturing services providers. If the prices for our goods and services decrease and we are unable to reduce our expenses, our results of operations will be adversely affected.

        Our international operations are subject to a variety of risks that could adversely affect those operations and thus our profitability and operating results.

        Our operations in countries outside the U.S., which accounted for 32% of our net sales for the year ended April 28, 2006, are accompanied by certain financial and other risks. We intend to continue to pursue growth opportunities in sales internationally, which could expose us to greater risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	changes in foreign medical reimbursement programs and policies,
•	changes in foreign regulatory requirements,
•	local product preferences and product requirements,
•	longer-term receivables than are typical in the U.S.,
•	fluctuations in foreign currency exchange rates,
•	less protection of intellectual property in some countries outside of the U.S.,
•	trade protection measures and import and export licensing requirements,
•	work force instability,
•	political and economic instability, and
•	complex tax and cash management issues.

        Consolidation in the healthcare industry could have an adverse effect on our revenues and results of operations.

        Many healthcare industry companies, including medical device companies, are consolidating to create new companies with greater market power. As the healthcare industry consolidates, competition to provide goods and services to industry participants will become more intense. These industry participants may try to use their market power to negotiate price concessions or reductions for medical devices that incorporate components produced by us. If we are forced to reduce our prices because of consolidation in the healthcare industry, our revenues would decrease and our consolidated earnings, financial condition or cash flows would suffer.

        Healthcare policy changes may have a material adverse effect on us.

        Healthcare costs have risen significantly over the past decade. There have been and may continue to be proposals by legislators, regulators and third-party payors to keep these costs down. Certain proposals, if passed, could impose limitations on the prices we will be able to charge for our products, or the amounts of reimbursement available for our products from governmental agencies or third-party payors. These limitations could have a material adverse effect on our financial position and results of operations.

        Our business is indirectly subject to healthcare industry cost containment measures that could result in reduced sales of medical devices containing our components.

        Most of our customers, and the healthcare providers to whom our customers supply medical devices, rely on third-party payors, including government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which medical devices that incorporate components we manufacture or assemble are used. The continuing efforts of government, insurance companies and other payors of healthcare costs to contain or reduce these costs could lead to patients being unable to obtain approval for payment from these third-party payors. If that were to occur, sales of finished medical devices that include our components may decline significantly and our customers may reduce or eliminate purchases of our components. The cost containment measures that healthcare providers are instituting, both in the U.S. and internationally, could harm our ability to operate profitably. For example, managed care organizations have successfully negotiated volume discounts for pharmaceuticals. While this type of discount pricing does not currently exist for medical devices, if managed care or other organizations were able to affect discount pricing for devices, it may result in lower prices to our customers from their customers and, in turn, reduce the amounts we can charge our customers for our medical devices.

        Our research and development efforts rely upon investments and alliances, and we cannot guarantee that any previous or future investments or alliances will be successful.

        Our strategy to provide a broad range of therapies to restore patients to fuller, healthier lives requires a wide variety of technologies, products and capabilities. The rapid pace of technological development in the medical industry and the specialized expertise required in different areas of medicine make it difficult for one company alone to develop a broad portfolio of technological solutions. In addition to internally generated growth through our research and development efforts, historically we have relied, and expect to continue to rely, upon investments and alliances to provide us access to new technologies both in areas served by our existing businesses as well as in new areas.

        We expect to make future investments where we believe that we can stimulate the development of, or acquire, new technologies and products to further our strategic objectives and strengthen our existing businesses. Investments and alliances in and with medical technology companies are inherently risky, and we cannot guarantee that any of our previous or future investments or alliances will be successful or will not materially adversely affect our consolidated earnings, financial condition or cash flows.

        The success of many of our products depends upon strong relationships with physicians.

        If we fail to maintain our working relationships with physicians, many of our products may not be developed and marketed in line with the needs and expectations of the professionals who use and support our products, which could cause a decline in earnings and profitability. The research, development, marketing and sales of many of our new and improved products is dependent upon our maintaining working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding our products and the marketing of our products. Physicians assist us as researchers, marketing consultants, product consultants, inventors and as public speakers. If we are unable to maintain our strong relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could have a material effect on our consolidated earnings, financial condition or cash flows.

Item 1B.  Unresolved Staff Comments

        None.

Item 2.  Properties

        Our principal offices are owned by us and located in the Minneapolis, Minnesota metropolitan area. Manufacturing or research facilities are located in Arizona, California, Colorado, Connecticut, Florida, Indiana, Massachusetts, Michigan, Minnesota, Tennessee, Texas, Washington, Puerto Rico, China, France, Ireland, Mexico, The Netherlands and Switzerland. Our total manufacturing and research space is approximately 3.0 million square feet, of which approximately 75% is owned by us and the balance is leased.

        We also maintain sales and administrative offices in the U.S. at approximately 90 locations in 40 states or jurisdictions and outside the U.S. at approximately 100 locations in 36 countries. Most of these locations are leased. We are using substantially all of our currently available productive space to develop, manufacture and market our products. Our facilities are in good operating condition, suitable for their respective uses and adequate for current needs.

Item 3.  Legal Proceedings

        A discussion of the Company’s policies with respect to legal proceedings is discussed in the management’s discussion and analysis of financial condition and results of operations set forth in Exhibit 13 incorporated herein by reference, and other loss contingencies are described in Note 13 of the consolidated financial statements.

        The Company is involved in a number of legal actions. The outcomes of these legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, which, if granted, could require significant expenditures or result in lost revenues. In accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5), the Company records a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. If a loss is reasonably likely but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. If a loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. While it is not possible to predict the outcome for most of the actions discussed below and the Company believes that it has meritorious defenses against these matters, it is possible that costs associated with them could have a material adverse impact on the Company’s consolidated earnings, financial condition or cash flows.

        On October 6, 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson (J&J), filed suit in U.S. District Court for the District of Delaware against Arterial Vascular Engineering, Inc., which Medtronic acquired in January 1999 and which is now known as Medtronic Vascular, Inc. (Medtronic Vascular). The suit alleged that Medtronic Vascular’s modular stents infringe certain patents owned by Cordis. Boston Scientific Corporation is also a defendant in this suit. On December 22, 2000, a jury rendered a verdict that Medtronic Vascular’s previously marketed MicroStent and GFX stents infringed valid claims of two Cordis patents and awarded damages to Cordis totaling approximately $270.0 million. On March 28, 2002, the District Court entered an order in favor of Medtronic Vascular, deciding as a matter of law that Medtronic Vascular’s MicroStent and GFX stents did not infringe the patents. Cordis appealed, and on August 12, 2003, the U.S. Court of Appeals for the Federal Circuit reversed the District Court’s decision and remanded the case to the District Court for further proceedings. The District Court thereafter issued a new patent claim construction and a new trial was held in March 2005. On March 14, 2005, the jury found that the previously marketed MicroStent and GFX stent products infringed valid claims of Cordis’ patents. On March 27, 2006, the District Court denied post-trial motions filed by the parties, including Cordis’ motion to reinstate the previous damages award. On April 26, 2006, Medtronic filed its Notice of Appeal of the judgment of infringement. The District Court has deferred any hearing on damages issues until after the U.S. Court of Appeals for the Federal Circuit resolves the appeal on the finding of liability. Medtronic has not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

        On December 24, 1997, Advanced Cardiovascular Systems, Inc. (ACS), a subsidiary of Guidant Corporation (Guidant), sued Medtronic Vascular in U.S. District Court for the Northern District of California alleging that certain models of Medtronic Vascular’s stents infringe the Lau stent patents held by ACS, and seeking injunctive relief and monetary damages. Medtronic Vascular denied infringement and in February 1998, Medtronic Vascular sued ACS in U.S. District Court for the District of Delaware alleging infringement of Medtronic Vascular’s Boneau stent patents. On January 5, 2005, the District Court found as a matter of law that the ACS products in question did not infringe any of Medtronic Vascular’s Boneau stent patents. Medtronic Vascular appealed this finding by the District Court, and on May 25, 2006 the U.S. Court of Appeals for the Federal Circuit affirmed the trial court’s ruling that the ACS products do not infringe Medtronic’s Boneau patents. In February 2005, following trial, a jury determined that the ACS Lau stent patents were valid and that Medtronic’s Driver, GFX, MicroStent, S540, S660, S670, Bestent2 and S7 stents infringe those patents. Medtronic Vascular has made numerous post-trial motions challenging the jury’s verdict of infringement and validity and the District Court has not yet ruled on those motions. On June 7 and 8, 2005, the District Court held an evidentiary hearing on Medtronic Vascular’s claim that the ACS Lau stent patents are unenforceable due to inequitable conduct of ACS in obtaining the Lau patents. The District Court has not yet issued a decision on Medtronic Vascular’s claim of inequitable conduct. Issues of damages have been bifurcated from the liability phase of the proceedings. On August 9, 2005, the Court issued an order continuing a stay of any further proceedings on the questions of damages or willfulness. These issues likely will not be addressed by a jury or the Court until the U.S. Court of Appeals for the Federal Circuit has reviewed the underlying liability issues concerning alleged infringement. In January 2006, Medtronic filed a Request for Reexamination at the United States Patent and Trademark Office (USPTO) related to each of the four Lau patents asserted by ACS in the above matter. On February 14, 2006, the USPTO granted Medtronic’s Request for Reexamination for each of the four Lau patents, finding that “substantial questions exist” regarding the validity of the Lau patent claims in view of prior art submitted by Medtronic with the Request for Reexamination. The USPTO will now reconsider whether the Lau patents should have been granted in the first instance, though the timing of such reexamination is not known. Until this reexamination is concluded, its potential impact upon the claims relating to the Lau patents in the above proceeding remains unknown. The Company has not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

        On September 12, 2000, Cordis filed an additional suit against Medtronic Vascular in U.S. District Court for the District of Delaware alleging that Medtronic Vascular’s S670, S660 and S540 stents infringe the patents asserted in the October 1997 Cordis case above. Cordis subsequently added claims that Medtronic Vascular’s S7 and Driver stents infringe the asserted patents. The court thereafter granted Medtronic Vascular’s motion to stay the trial proceedings pending arbitration of Medtronic Vascular’s defense that its products are licensed under a 1997 Agreement between Medtronic Vascular and Cordis. The arbitration commenced November 14, 2005 before a panel of three neutral arbitrators. The scope of the arbitration was limited to the question of whether the products that are the subject of the lawsuit are covered by the 1997 Agreement, and also whether a separate covenant by J&J not to sue Medtronic and its affiliates contained within a 1998 amendment to the 1997 Agreement precludes the lawsuit. On February 20, 2006, the Arbitration Panel issued its award concluding that the accused Medtronic products are licensed and that the covenant not to sue contained within the 1998 amendment bars J&J’s and Cordis’ claims that Medtronic Vascular has infringed the Cordis patents asserted in the 2000 lawsuit. On April 24 and 26, 2006, J&J served the Company demands for arbitration for royalty payments on the products that have been determined to be licensed and covered by the covenant not to sue. The parties have not yet selected arbitrators, and no dates have been set for the arbitration proceedings. The Company has not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

        On January 26, 2001, DePuy/AcroMed, a subsidiary of J&J, filed suit in U.S. District Court for the District of Massachusetts alleging that MSD was infringing a patent relating to a design for a thoracolumbar multiaxial screw (MAS). In March 2002, DePuy/AcroMed supplemented its allegations to claim that MSD’s M10, M8 and Vertex screws infringe the patent. On April 17, 2003 and February 26, 2004, the District Court ruled that those screws do not infringe. On October 1, 2004, a jury found that the MAS screw, which MSD no longer sells in the U.S., infringes under the doctrine of equivalents. The jury awarded damages of $21.0 million and on February 9, 2005, the Court entered judgment against MSD, including prejudgment interest, in the aggregate amount of $24.3 million. In the third quarter of fiscal year 2005, the Company recorded an expense equal to the $24.3 million judgment in the matter. DePuy/AcroMed has appealed the Court’s decisions that the M10, M8 and Vertex screws do not infringe, and MSD has appealed the jury’s verdict that the MAS screw infringes valid claims of the patent. On June 5, 2006, the U.S. Court of Appeals for the Federal Circuit heard oral argument on the parties’ respective appeals, and has taken the appeals under advisement.

        On May 2, 2003, Cross Medical Products, Inc. (Cross) sued MSD in the U.S. District Court for the Central District of California. The suit alleges that MSD’s CD HORIZON, Vertex and Crosslink products infringe certain patents owned by Cross. MSD has countered that Cross’ cervical plate products infringe certain patents of MSD, and Cross has filed a reply alleging that certain MSD cervical plate products infringe certain patents of Cross. On May 19, 2004, the Court found that the MAS, Vertex, M8, M10, CD HORIZON SEXTANT and CD HORIZON LEGACY screw products infringe one Cross patent. A hearing on the validity of that patent was held on July 12, 2004, after which the District Court ruled that the patents were valid. Cross made a motion for permanent injunction on the multiaxial screw products, which the District Court granted on September 20, 2004, but stayed the effect of the injunction until January 3, 2005. MSD requested an expedited appeal of the ruling and the U.S. Court of Appeals for the Federal Circuit granted the request. The Federal Circuit heard the appeal on March 11, 2005. On September 30, 2005, the Federal Circuit vacated the injunction, modified the trial court’s claim construction rulings, and remanded the matter for trial in the District Court. The Federal Circuit awarded costs to Medtronic on the appeal. In April 2005, the District Court ruled invalid certain claims in the patents Cross asserted against MSD’s Crosslink and cervical plate products. The Court also ruled that Cross cervical plate products infringe MSD’s valid patents and that MSD’s redesigned pedicle screw products infringe one claim of one of the patents owned by Cross. Cross thereafter moved for an injunction against the redesigned screw products, which the District Court granted on May 24, 2005. The District Court then stayed the effectiveness of the injunction until August 22, 2005. On July 27, 2005, the U.S. Court of Appeals for the Federal Circuit granted MSD’s motion to stay the District Court’s injunction pending a full hearing on the appeal. In granting the further stay, the Federal Circuit stated MSD had shown a “…likelihood of success…” on the merits of its appeal. The Federal Circuit heard oral argument on this appeal on March 10, 2006, but has not issued its ruling as of the date of filing this report. The trial court held a status hearing on December 19, 2005, to determine further proceedings in light of the appellate rulings, and it held a second status conference in May 2006. No trial date has been set. The Company has not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5. Separately, on February 1, 2006, MSD filed a lawsuit against Biomet Inc., the corporate parent of Cross (Biomet) and its subsidiary EBI Spine, L.P., for patent infringement. The suit, which involves seven Medtronic patents and seeks injunctive relief and monetary damages, was filed in the U.S. District Court for the District of New Jersey. Three of the patents were purchased by Medtronic from Michelson and involve single-lock anterior cervical plating systems used in cervical spinal fusions. Medtronic claims that a cervical plate marketed by Biomet under the trade name VueLock Anterior Cervical Plate System, and openly promoted as a plate that has a “Secure One Step Locking” mechanism feature, infringes these patents. The other patents involve rod reducer instruments and surgical implantation methods commonly used in spinal surgeries to implant pedicle screws. The lawsuit alleges that Biomet’s pedicle screw systems utilize a rod reducer instrument in a variety of lumbar and thoracic spinal fusion surgeries.

        On September 4, 2003, Medtronic was informed by the Department of Justice that the government is investigating allegations that certain payments and other services provided to physicians by MSD constituted improper inducements under the federal Anti-Kickback Statute. The allegations were made as part of a civil qui tam complaint brought pursuant to the federal False Claims Act. On November 21, 2003, Medtronic was served with a government subpoena seeking documents in connection with these allegations. On September 2, 2004, Medtronic received a copy of a second civil qui tam complaint brought by a second relator asserting similar allegations under the False Claims Act. The Company views the second complaint as having arisen out of essentially similar facts and circumstances as the first qui tam complaint, and believes that the second complaint does not materially expand the nature of the existing inquiry in which the Company is cooperating. The cases remain under seal in the U.S. District Court for the Western District of Tennessee. The Company is cooperating fully with the investigations and is independently evaluating these matters, the internal processes associated therewith, and certain employment matters related thereto, in each case under the supervision of a special committee of the Board of Directors. The Company has not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

        On October 2, 2003, Cordis sued Medtronic Vascular in the U.S. District Court for the Northern District of California, alleging that Medtronic Vascular’s S7 stent delivery system infringes certain catheter patents owned by Cordis. Pursuant to stipulation of the parties, the Court has stayed the suit and referred the matter to arbitration. The arbitrators have not yet been selected. The Company has not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

        On October 15, 2004, Dr. Eckhard Alt filed suit in U.S. District Court for the Eastern District of Texas against Medtronic, Inc. Dr. Alt alleges that certain Medtronic pacemakers and defibrillators infringe four patents Dr. Alt claims he now owns. Dr. Alt is also seeking injunctive relief and monetary damages. On February 15, 2006, Dr. Alt filed a second lawsuit in U.S. District Court for the Eastern District of Texas against Medtronic, Inc. alleging that certain Medtronic defibrillators infringe one other patent in which Dr. Alt claims to have certain rights. Medtronic was served with a complaint for this second lawsuit on March 3, 2006, but no trial date or other deadlines have been set for this second lawsuit. On May 8, 2006, the parties informed the Court that they had tentatively settled their disputes, and they jointly requested the Court to remove the previously scheduled May 15, 2006 trial date from the Court’s calendar. On June 9, 2006, the parties advised the Court that they had been unable to finalize their tentative settlement, and the Court scheduled a status hearing for July 13, 2006 at which the Court may seek to enforce a settlement if the parties are still unable to finalize a resolution. At the time of this filing, the parties remain unable to resolve their dispute, and there can be no assurance that a satisfactory resolution can or will be reached or whether a settlement may be imposed by the Court. The Company has not recorded an expense in either matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

        On February 11, 2005, Medtronic voluntarily began advising physicians about a potential battery shorting mechanism that may occur in a subset of implantable cardioverter defibrillators (ICDs) and cardiac resynchronization therapy defibrillators (CRT-Ds), including certain of the Marquis VR/DR and Maximo VR/DR ICDs and certain of the InSync I/II/III Marquis and InSync III CRT-D devices. The Company provided physicians with a list of potentially affected patients and recommended that physicians communicate with those patients so they could manage the potential issue in a manner they felt was appropriate for their individual patients. Subsequent to this voluntary field action, later classified by the FDA as a Class II Recall, a number of lawsuits were filed against Medtronic in various state and federal jurisdictions. The cases were brought either by individuals claiming personal injury or by third party payors seeking reimbursement of costs associated with the field action. The personal injury complaints generally alleged strict liability, negligence, warranty and other common law and/or statutory claims; and seek compensatory as well as punitive damages. Cases filed in federal court (either personal injury or third party payor) have been consolidated before one federal judge under a process known as a Multidistrict Litigation case (MDL). There are 209 federal cases, most of which have been consolidated in the MDL. We expect all federal cases will be transferred to the MDL. There are 28 state court cases that are not part of the MDL. Separate master complaints were filed in the MDL for the personal injury and third party payor claims. The third party payor master complaint contains class allegations and lawyers for the plaintiffs have indicated that they will request the court’s permission to amend the personal injury master complaint to add class allegations which were omitted from it. The Company intends to challenge any attempt at class certification because it believes individual issues far outweigh any common issues in the various cases. Cases claiming personal injury will be subject to dismissal in connection with Medtronic’s summary judgment motion based, in part, upon the legal theory of federal preemption. The motion is scheduled to be heard on July 10, 2006. Discovery limited to issues associated with federal preemption has been completed. Medtronic also filed a motion to dismiss the third party payor cases in March 2006. Additionally, five putative class actions have been filed in Canada. The Company is unaware of any confirmed injury or death resulting from a device failure due to the shorting mechanism that was the subject matter of the field action though certain of the lawsuits make such allegations. The Company has not recorded an expense related to damages in connection with the various Marquis related lawsuits because potential losses are not currently probable or reasonably estimable under SFAS No. 5.

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

PART II

Item 5.  Market for Medtronic’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

        The information in the section entitled “Price Range of Medtronic Stock” is incorporated by reference herein to Exhibit 13 hereto and will be included in our 2006 Annual Report.

        In October 2003, our Board of Directors authorized the repurchase of up to 30 million shares of our common stock. An additional 40 million shares were authorized for repurchase in October 2005. In April 2006, the Board of Directors made a special authorization for the Company to repurchase up to 50 million shares of the Company’s common stock in conjunction with the $4,400.0 million convertible debenture offering. There were 55.8 million shares repurchased by Medtronic during the fourth quarter of fiscal year 2006. As authorized by the Board of Directors each program expires when its total number of authorized shares has been repurchased.

        The following table provides information about the shares repurchased by Medtronic during the fourth quarter of fiscal year 2006:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)

01/28/06 – 02/24/06	3,501,100	$55.54	3,501,100	39,089,045
02/25/06 – 03/31/06	3,355,400	53.51	3,355,400	35,733,645
04/01/06 – 04/28/06	48,981,191	51.04	48,981,191	36,752,454

Total	55,837,691	$51.47	55,837,691	36,752,454

Item 6.  Selected Financial Data

        The information for the fiscal years 2002 through 2006 in the section entitled “Selected Financial Data” is incorporated herein by reference to Exhibit 13 and will be included in our 2006 Annual Report.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The information in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference to Exhibit 13 and will be included in our 2006 Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

        The information in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Market Risk” as well as Note 3 to the consolidated financial statements is incorporated herein by reference to Exhibit 13 and will be included in our 2006 Annual Report.

Item 8.  Financial Statements and Supplementary Data

        The Consolidated Financial Statements and Notes thereto, together with the report of independent registered public accounting firm, are incorporated herein by reference to Exhibit 13 and will be included in our 2006 Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

        As of April 28, 2006, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d -15(e)) as of the end of the period covered by the report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of April 28, 2006.

Management’s Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 28, 2006. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of April 28, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

        We continue to implement a new enterprise resource planning (ERP) system using a multi-phased approach. As previously disclosed, during the third quarter of this fiscal year, the European geographies implemented the new ERP system which resulted in some changes in internal controls. As a result, management could not test or rely on some of the recurring internal controls from previous quarters. However, management performed other procedures and analysis to ensure the financial statements were materially correct for the fiscal year ended April, 28 2006. There have been no other changes in the Company’s internal control over financial reporting during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information

        None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

        The sections entitled “Proposal 1 — Election of Directors — Directors and Nominees,” “Governance of Medtronic — Committees of the Board and Meetings,” “Governance of Medtronic — Audit Committee,” and “Share Ownership Information — Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for our 2006 Annual Shareholders’ Meeting are incorporated herein by reference. See also “Executive Officers of Medtronic” on page 24 herein.

        We have adopted a written Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Treasurer, Corporate Controller and other senior financial officers performing similar functions who are identified from time to time by the Chief Executive Officer. We have also adopted a written Code of Business Conduct and Ethics for Board members. The Code of Ethics for senior financial officers, which is part of our broader Code of Conduct applicable to all employees, and the Code of Business Conduct and Ethics for Board members are posted on our website, www.medtronic.com under the “Corporate Governance” caption. Any amendments to, or waivers for executive officers or directors of, these ethic codes will be disclosed on our website promptly following the date of such amendment or waiver.

Item 11.  Executive Compensation

        The sections entitled “Governance of Medtronic — Director Compensation,” “Report of the Compensation Committee on Fiscal 2006 Executive Compensation,” “Shareholder Return Performance Graph,” and “Executive Compensation” in our Proxy Statement for our 2006 Annual Shareholders’ Meeting are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The sections entitled “Share Ownership Information” and “Executive Compensation — Equity Compensation Plan Information” in our Proxy Statement for our 2006 Annual Shareholders’ Meeting are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

        The section entitled “Proposal 1 — Election of Directors — Certain Relationships and Related Transactions” in our Proxy Statement for our 2006 Annual Shareholders’ Meeting is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

        The section entitled “Audit and Non-Audit Fees” in our Proxy Statement for our 2006 Annual Shareholders’ Meeting is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  1.   Financial Statements

The following report and consolidated financial statements are incorporated herein by reference in Item 8.

The sections entitled “Report of Independent Registered Public Accounting Firm” and “Consolidated Statements of Earnings” — years ended April 28, 2006, April 29, 2005 and April 30, 2004 are set forth in Exhibit 13 hereto and will be included in our 2006 Annual Report.

The section entitled “Consolidated Balance Sheets” — April 28, 2006 and April 29, 2005 is set forth in Exhibit 13 hereto and will be included in our 2006 Annual Report.

The section entitled “Consolidated Statements of Shareholders’ Equity” — years ended April 28, 2006, April 29, 2005 and April 30, 2004 is set forth in Exhibit 13 hereto and will be included in our 2006 Annual Report.

The section entitled “Consolidated Statements of Cash Flows” — years ended April 28, 2006, April 29, 2005 and April 30, 2004 is set forth in Exhibit 13 hereto and will be included in our 2006 Annual Report.

The section entitled “Notes to Consolidated Financial Statements” is set forth in Exhibit 13 hereto and will be included in our 2006 Annual Report.

2.   Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts — years ended April 28, 2006, April 29, 2005 and April 30, 2004 (set forth on page 44 of this report).

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.   Exhibits

3.1	Medtronic Restated Articles of Incorporation, as amended (Exhibit 3.1).(a)
3.2	Medtronic Bylaws, as amended to date (Exhibit 3.2).(j)
4.1	Rights Agreement, dated as of October 26, 2000, between Medtronic, Inc. and Wells Fargo Bank Minnesota, National Association, including as: Exhibit A thereto the form of Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Shares of Medtronic, Inc.; and Exhibit B the form of Preferred Stock Purchase Right Certificate (Exhibit 4.1).(c)
4.2	Indenture, dated as of September 11, 2001, between Medtronic, Inc. and Wells Fargo Bank Minnesota, N.A. (Exhibit 4.2).(d)
4.3	Five Year Revolving Credit Facility dated as of January 24, 2002, among Medtronic, Inc. as Borrower, certain of its subsidiaries as guarantors, Bank of America, N.A., as Administrative Agent and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager (Exhibit 4.5).(e)
4.4	First Amendment to Five Year Revolving Credit Facility, dated as of August 21, 2002 (Exhibit 4.7).(f)
4.5	Second Amendment to Five Year Revolving Credit Facility, dated as of January 23, 2003 (Exhibit 4.9).(g)
4.6	Credit Agreement ($1,000,000,000 Five Year Revolving Credit Facility) dated as of January 20, 2005, among Medtronic, Inc. as Borrower, certain of its subsidiaries as guarantors, Citicorp USA, Inc., as Administrative Agent and Bank of America, N.A. as Syndication Agent, and Citigroup Global Markets Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Book Managers (Exhibit 4.1).(l)
4.7	Form of Indenture between Medtronic, Inc. and Wells Fargo Bank, National Association (Exhibit 4.1).(k)
4.8	Indenture dated as of September 15, 2005 between the Company and Wells Fargo Bank, National Association, as Trustee, with respect to the 4.375% Senior Notes due 2010 and 4.750% Senior Notes due 2015 (including the Forms of Notes thereof) (Exhibit 4.1).(q)
4.9	Form of 4.375% Senior Notes, Series B due 2010 (Exhibit 4.2).(q)
4.10	Form of 4.750% Senior Notes, Series B due 2015 (Exhibit 4.3).(q)
4.11	Indentures by and between Medtronic, Inc. and Wells Fargo Bank, N.A., as trustee dated as of April 18, 2006 (including the Forms of Convertible Senior Notes thereof) (Exhibit 4.1).(r)
*10.1	1994 Stock Award Plan, as amended (Exhibit 10.1).(b)
*10.2	Medtronic Incentive Plan (Exhibit 10.2).(h)
*10.3	Executive Incentive Plan (Appendix C).(i)
*10.4	Form of Employment Agreement for Medtronic executive officers (Exhibit 10.5).(a)

*10.5	Capital Accumulation Plan Deferral Program, as restated generally effective January 1, 2005 (Exhibit 4.1).(o)
*10.6	Stock Option Replacement Program (Exhibit 10.8).(a)
*10.7	1998 Outside Director Stock Compensation Plan, as amended and restated (Appendix B).(n)
*10.8	Amendment effective October 25, 2001, regarding change in control provisions in the Management Incentive Plan (Exhibit 10.10).(b)
10.9	Director and Officer Indemnity Trust Agreement (Exhibit 10.11).(j)
10.10	Asset Purchase Agreement and Settlement Agreement among Medtronic, Inc., Medtronic Sofamor Danek, Inc., SDGI Holdings, Inc., Gary K. Michelson, M.D. and Karlin Technology, Inc. (Exhibit 10.13).(m)
*10.11	Form of Restricted Stock Award Agreement (Exhibit 10.3).(l)
*10.12	Form of Non-Qualified Stock Option Agreement 2003 Long-Term Incentive Plan (four year vesting) (Exhibit 10.1).(l)
*10.13	Form of Non-Qualified Stock Option Agreement 2003 Long-Term Incentive Plan (immediate vesting) (Exhibit 10.2).(l)
*10.14	Form of Initial Option Agreement under the Medtronic, Inc. 1998 Outside Director Stock Compensation Plan (Exhibit 10.17).(m)
*10.15	Form of Annual Option Agreement under the Medtronic, Inc. 1998 Outside Director Stock Compensation Plan (Exhibit 10.18).(m)
*10.16	Form of Replacement Option Agreement under the Medtronic, Inc. 1998 Outside Director Stock Compensation Plan (Exhibit 10.19).(m)
*10.17	Form of Restricted Stock Units Award Agreement 2003 Long-Term Incentive Plan (Exhibit 10.20).(m)
*10.18	Form of Performance Share Award Agreement 2003 Long-Term Incentive Plan (Exhibit 10.21).(m)
*10.19	Medtronic, Inc. Supplemental Executive Retirement Plan (as restated October 19, 2005 generally effective May 1, 2005) (Exhibit 10.2).(p)
10.20	Purchase Agreement by and among Medtronic, Inc. and the Initial Purchasers named therein dated as of April 12, 2006 (Exhibit 10.1).(r)
10.21	Registration Rights Agreement by and among Medtronic, Inc. and the other parties named therein dated as of April 18, 2006 (Exhibit 4.2).(r)
*10.22	2003 Long-Term Incentive Plan as Amended and Restated
*10.23	Form of Option Agreement under the 2003 Long-Term Incentive Plan effective June 22, 2006
*10.24	Form of Restricted Stock Agreement under the 2003 Long-Term Incentive Plan effective June 22, 2006
*10.25	Form of Restricted Stock Unit Agreement under the 2003 Long-Term Incentive Plan effective June 22, 2006
*10.26	Form of Performance Award Agreement under the 2003 Long-Term Incentive Plan effective June 22, 2006
10.27†	Form of Confirmations of Convertible Note Hedge related to Convertible Senior Notes issued on April 12, 2006, including Schedule thereto
10.28†	Form of Warrants issued on April 12, 2006, including Schedule thereto
10.29†	Form of Amendment issued on April 13, 2006 to Form of Warrants issued on April 12, 2006, including Schedule thereto

10.30	Named Executive Officer Compensation
12.1	Computation of ratio of earnings to fixed charges
13	This exhibit contains the information referenced under Part II, Items 5, 6, 7, 7A and 8
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
24	Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 27, 2001, filed with the Commission on July 26, 2001.
(b)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 26, 2002, filed with the Commission on July 19, 2002.
(c)	Incorporated herein by reference to the cited exhibit in our Report on Form 8-A, including the exhibits thereto, filed with the Commission on November 3, 2000.
(d)	Incorporated herein by reference to the cited exhibit in our Report on Form 8-K/A, filed with the Commission on November 13, 2001.
(e)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended January 25, 2002, filed with the Commission on March 8, 2002.
(f)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended October 25, 2002, filed with the Commission on December 6, 2002.
(g)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended January 24, 2003, filed with the Commission on March 7, 2003.
(h)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 25, 2003, filed with the Commission on July 14, 2003.
(i)	Incorporated herein by reference to the cited appendix to our 2003 Proxy Statement, filed with the Commission on July 28, 2003.
(j)	Incorporated herein by reference to the cited Exhibit in our Annual Report on Form 10-K for the year ended April 30, 2004, filed with the Commission on June 30, 2004.
(k)	Incorporated herein by reference to the cited Exhibit in our registration statement on Amendment No. 2 to Form S-4, filed with the Commission on January 20, 2005.
(l)	Incorporated herein by reference to the cited Exhibit in our Quarterly Report on Form 10-Q for the quarter ended January 20, 2005, filed with the Commission on March 7, 2005.
(m)	Incorporated herein by reference to the cited Exhibit in our Annual Report on Form 10-K for the year ended April 29, 2005, filed with the Commission on June 29, 2005.
(n)	Incorporated herein by reference to the cited appendix to our 2005 Proxy Statement, filed with the Commission on July 21, 2005.

(o)	Incorporated herein by reference to the cited Exhibit in our Form S-8, filed with the Commission on November 21, 2005.
(p)	Incorporated herein by reference to the cited Exhibit in our Quarterly Report on Form 10-Q for the quarter ended October 28, 2005, filed with the Commission on December 6, 2005.
(q)	Incorporated herein by reference to the cited Exhibit in our Form S-4, filed with the Commission on December 6, 2005.
(r)	Incorporated herein by reference to the cited Exhibit in our Current Report on Form 8-K, filed with the Commission on April 18, 2006.

*Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

†Confidential treatment requested as to portions of the exhibit. Confidential portions omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDTRONIC, INC.
Dated: June 28, 2006
	By:	/s/ Arthur D. Collins, Jr. Arthur D. Collins, Jr. Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 28, 2006	By:	/s/ Arthur D. Collins, Jr. Arthur D. Collins, Jr. Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Dated: June 28, 2006	By:	/s/ Gary L. Ellis Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Directors
Richard H. Anderson Michael R. Bonsignore Arthur D. Collins, Jr. Denise M. O’Leary Robert C. Pozen Jean-Pierre Rosso Jack W. Schuler Gordon M. Sprenger

        Terrance L. Carlson, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

Dated: June 28, 2006	By:	/s/ Terrance L. Carlson Terrance L. Carlson Attorney-In-Fact Senior Vice President, General Counsel and Secretary

MEDTRONIC, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(dollars in millions)

	Balance at Beginning of Fiscal Year	Charges/ (Credits) to Earnings	Other Changes (Debit) Credit		Balance at End of Fiscal Year

Allowance for doubtful accounts:
Year ended 4/28/06	$174.9	$39.3	$(23.6	)(a)	$183.6
			$(7.0	)(b)
Year ended 4/29/05	$145.3	$43.2	$(21.0	)(a)	$174.9
			$7.4	(b)
Year ended 4/30/04	$99.5	$70.2	$(28.2	)(a)	$145.3
			$3.8	(b)
(a)	Uncollectible accounts written off, less recoveries.
(b)	Reflects primarily the effects of foreign currency fluctuations.
Commission File No. 1-7707