Form 10-Q
period 2006-07-28
MEDTRONIC INC
filed 2006-09-06
CIK 64670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2006

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

Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

Shares of common stock, $.10 par value, outstanding on August 31, 2006:   1,149,343,210

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended

	July 28, 2006	July 29, 2005

	(in millions, except per share data)

Net sales	$2,897	$2,690

Costs and expenses:
Cost of products sold	732	654
Research and development expense	299	263
Selling, general and administrative expense	984	882
Certain litigation charges	40	—
Purchased in-process research and development	—	364
Other expense, net	66	51
Interest income, net	(39)	(16)

Total costs and expenses	2,082	2,198

Earnings before income taxes	815	492

Provision for income taxes	216	171

Net earnings	$599	$321

Earnings per share:

Basic	$0.52	$0.26

Diluted	$0.51	$0.26

Weighted average shares outstanding:

Basic	1,153.8	1,210.5
Diluted	1,164.8	1,222.6

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 28, 2006	April 28, 2006

	(dollars in millions, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$1,396	$2,994
Short-term investments	4,549	3,107
Accounts receivable, less allowances of $193 and $184, respectively	2,444	2,429
Inventories	1,280	1,177
Deferred tax assets, net	226	197
Prepaid expenses and other current assets	536	473

Total current assets	10,431	10,377

Property, plant and equipment	3,921	3,794
Accumulated depreciation	(2,017)	(1,913)

Net property, plant and equipment	1,904	1,881

Goodwill	4,361	4,346
Other intangible assets, net	1,559	1,592
Long-term investments	1,394	957
Long-term deferred tax assets, net	25	—
Other long-term assets	507	512

Total assets	$20,181	$19,665

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$2,427	$2,437
Accounts payable	341	319
Accrued compensation	513	723
Accrued income taxes	590	461
Other accrued expenses	568	466

Total current liabilities	4,439	4,406

Long-term debt	5,485	5,486
Long-term deferred tax liabilities, net	—	22
Long-term accrued compensation	199	189
Other long-term liabilities	162	179

Total liabilities	10,285	10,282

Commitments and contingencies (Note 14)	—	—

Shareholders’ equity:
Preferred stock — par value $1.00	—	—
Common stock — par value $0.10	115	116
Retained earnings	9,600	9,112
Accumulated other non-owner changes in equity	181	155

Total shareholders’ equity	9,896	9,383

Total liabilities and shareholders’ equity	$20,181	$19,665

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three months ended

	July 28, 2006	July 29, 2005

	(dollars in millions)
OPERATING ACTIVITIES:
Net earnings	$599	$321
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	140	128
Purchased in-process research and development	—	364
Provision for doubtful accounts	10	6
Deferred income taxes	(75)	167
Stock-based compensation	49	5
Excess tax benefit from exercise of stock-based awards	(7)	—
Change in operating assets and liabilities:
Accounts receivable	(25)	(28)
Inventories	(103)	(115)
Accounts payable and accrued liabilities	25	(722)
Changes in other operating assets and liabilities	(33)	(138)

Net cash provided by (used in) operating activities	580	(12)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(6)	(227)
Purchases of intellectual property	(8)	(793)
Additions to property, plant and equipment	(117)	(103)
Purchases of marketable securities	(4,197)	(601)
Sales and maturities of marketable securities	2,315	237
Other investing activities, net	(7)	9

Net cash (used in) investing activities	(2,020)	(1,478)

FINANCING ACTIVITIES:
(Decrease) increase in short-term borrowings, net	(10)	982
Decrease in long-term debt, net	(2)	—
Dividends to shareholders	(127)	(117)
Issuance of common stock	58	123
Excess tax benefit from exercise of stock-based awards	7	—
Repurchase of common stock	(99)	(229)

Net cash (used in) provided by financing activities	(173)	759

Effect of exchange rate changes on cash and cash equivalents	15	89

Net change in cash and cash equivalents	(1,598)	(642)

Cash and cash equivalents at beginning of period	2,994	2,232

Cash and cash equivalents at end of period	$1,396	$1,590

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$162	$59
Interest	22	15
Supplemental Noncash Investing Activities
Deferred payments for purchases of intellectual property	$—	$30

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the U.S. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Medtronic, Inc. and its subsidiaries (Medtronic or the Company) for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 28, 2006.

Note 2 — Stock-Based Compensation

Effective April 29, 2006, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)) which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25). Under the fair value recognition provisions of SFAS No. 123(R), the Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period. The Company elected the modified-prospective method of adopting SFAS No. 123(R), under which prior periods are not retroactively restated. The provisions of SFAS No. 123(R) apply to awards granted after the April 29, 2006 effective date. Stock-based compensation expense for non-vested awards granted prior to the effective date is being recognized over the remaining service period using the fair-value based compensation cost estimated for SFAS No. 123 pro forma disclosures. Total stock-based compensation expense included in our statement of earnings for the three months ended July 28, 2006 was $49 million ($33 million net of tax).

Stock Options

Stock options awards are granted at exercise prices equal to the closing price of the Company’s common stock on the grant date. The majority of the Company’s stock option awards are non-qualified stock options with a ten-year life and a four-year ratable vesting term. The Company currently grants stock options under the Medtronic, Inc. 2003 Long-Term Incentive Plan (2003 Plan) and the Medtronic, Inc. 1998 Outside Directors Stock Compensation Plan (Directors Plan). As of July 28, 2006 there were approximately 34 million and 2 million shares available for future grants under each of these plans, respectively.

Restricted Stock Awards

Restricted stock and restricted stock units, collectively restricted stock awards, are granted to officers and key employees. Restricted stock awards are subject to forfeiture if employment terminates prior to the release of the restrictions. The Company grants restricted stock awards that typically cliff vest between three- and five-year periods. Restricted stock is considered issued and outstanding shares of the Company at the grant date and has the same dividend and voting rights as other common stock. Restricted stock units are not considered issued or outstanding common stock of the Company. Dividend equivalent units are accumulated on restricted stock units during the vesting period. The Company grants restricted stock awards under the 2003 Plan and the Directors Plan.

Employee Stock Purchase Plan

The Medtronic, Inc. 2005 Employee Stock Purchase Plan (ESPP) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. Employees can contribute up to the lesser of 10% of their wages or the statutory limit under the U.S. Internal Revenue Code toward the purchase of the Company’s common stock at 85% of the market value at the end of the calendar quarter purchase period. Employees purchased 1 million shares at an average price of $39.88 per share in the first quarter of fiscal year 2007. As of July 28, 2006, plan participants have had approximately $7 million withheld to purchase Company common stock at 85% of the market value on September 29, 2006, the last day of the calendar quarter purchase period. At July 28, 2006, approximately 8 million shares of common stock were available for future purchase under the ESPP.

Valuation Assumptions

The Company uses the Black-Scholes option pricing model (Black-Scholes model) to determine the fair value of stock options as of the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends.

The expense recognized for shares purchased under our ESPP is equal to the 15% discount the employee receives at the end of the calendar quarter purchase period. The fair value of restricted stock awards is based on the Company’s closing stock price on the date of grant.

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model:

	Three months ended July 28, 2006	Three months ended July 29, 2005

Weighted average fair value of options granted	$14.04	$13.87

Assumptions used:
Expected life (years) (a)	4.63	4.64
Risk-free interest rate (b)	4.91%	3.86%
Volatility (c)	25.0%	25.0%
Dividend yield (d)	0.77%	0.73%

_________________

(a)	Expected life: The Company analyzes historical employee exercise and termination data to estimate the expected life assumption. The Company believes that historical data currently represents the best estimate of the expected life of a new employee option. The Company examined its historical pattern of option exercises and determined that management held their stock options for a longer period of time before exercising compared to the rest of the employee population. Therefore the Company stratifies its employee population based upon these distinctive exercise behavior patterns. Prior to adopting SFAS No. 123(R), the Company used the entire employee population for estimating the expected life assumptions.

(b)	Risk-free interest rate: The rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options.

(c)	Volatility: The expected volatility of the Company’s common stock is calculated by using the historical daily volatility of the Company’s stock price calculated over a period of time representative of the expected life of the options.

(d)	Dividend yield: The dividend yield rate is calculated by dividing the Company’s annual dividend, based on the most recent quarterly dividend rate, by the closing stock price on the grant date.

Stock-Based Compensation Expense

Prior to adopting SFAS No. 123(R), the Company accounted for stock options under APB Opinion No. 25 using the intrinsic value method and the impact based on the fair value method on the Company’s net earnings was disclosed on a pro forma basis in the footnotes to the consolidated financial statements. In these pro forma disclosures, the Company recognized stock option compensation expense based on the stated vesting period, rather than the time to achieve retirement eligibility. Upon adopting SFAS No. 123(R), the Company changed its method of recognition and now recognizes stock option compensation expense based on the substantive vesting period for all new awards. Compensation expense related to stock options granted prior to fiscal year 2007 that are subject to accelerated vesting upon retirement eligibility is being recognized over the stated vesting term of the grant. If the Company had historically accounted for stock-based awards made to retirement eligible individuals under the requirements of SFAS No. 123(R), the pro forma expense disclosed below would have been decreased by $4 million for the three months ended July 29, 2005. There was no stock-based compensation expense capitalized as it was deemed immaterial.

The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the total expense recognized over the vesting period will equal the awards that actually vest.

The following table presents the statement of earnings classification of pre-tax stock-based compensation expense, for options and restricted stock awards, recognized for the three months ended July 28, 2006:

(dollars in millions)	Three months ended July 28, 2006

Cost of sales	$6
Research and development expense	11
Selling, general and administrative expense	32

$49

The following table illustrates the effect on net earnings and net earnings per share for the three months ended July 29, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation:

(dollars in millions, except per share amounts)	Three months ended July 29, 2005

Net earnings, as reported	$321
Add: Stock-based compensation expense included in net earnings (1)	3
Less: Stock-based compensation expense determined under fair value based method for all awards (1)	(35)

Pro forma net earnings	$288

Basic earnings per share:
As reported	$0.26
Pro forma	$0.24

Diluted earnings per share:
As reported	$0.26
Pro forma	$0.24

_________________

(1)	Compensation expense is net of related tax effects

Tax Impacts of Stock-Based Compensation

Prior to the adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized share-based compensation expense were reported on the consolidated statement of cash flows as operating cash flows. Under SFAS No. 123(R), such excess tax benefits are reported as financing cash flows. Although total cash flows under SFAS No. 123(R) remain unchanged from what would have been reported under prior accounting standards, net operating cash flows are reduced and net financing cash flows are increased due to the adoption of SFAS No. 123(R). For the three months ended July 28, 2006, there were excess tax benefits of $7 million, which are classified as financing cash flows. For the three months ended July 29, 2005, there were excess tax benefits of $28 million, which are classified as operating cash flows as part of the change in accounts payable and accrued liabilities.

Stock Options

The following table summarizes stock option activity during the three months ended July 28, 2006:

	Options (in thousands)	Weighted Average Exercise Price

Outstanding at April 28, 2006	88,838	$46.23
Granted	928	50.05
Exercised	(750)	37.99
Canceled/Forfeited	(778)	48.58

Outstanding at July 28, 2006	88,238	$46.32

A summary of stock options as of July 28, 2006, including options assumed as a result of acquisitions, is as follows:

Options Outstanding				Options Exercisable

Ranges of Exercise Prices	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Options (in thousands)	Weighted Average Exercise Price
$0.01 – 10.00	87	$5.41	0.7	87	$5.41
10.01 – 20.00	1,173	16.53	1.0	1,173	16.53
20.01 – 30.00	3,085	24.61	1.6	3,085	24.61
30.01 – 40.00	8,291	34.55	3.2	7,726	34.20
40.01 – 50.00	50,215	46.32	6.5	39,857	46.31
50.01 – 69.82	25,387	54.30	7.3	11,323	52.58

$0.01-69.82	88,238	$46.32	6.2	63,251	$16.98

The total intrinsic value of options exercised during the three months ended July 28, 2006 was $9 million. The total intrinsic value, calculated as the closing stock price at the end of the fiscal quarter less the option price of in the money options, of options outstanding and exercisable at July 28, 2006 was $466 million and $417 million, respectively. The Company issues new shares when stock option awards are exercised. Cash received from the exercise of stock options for the three months ended July 28, 2006 was $58 million and the related tax benefits realized was $7 million. Unrecognized compensation expense related to outstanding stock options as of July 28, 2006 was $232 million and is expected to be recognized over a weighted average period of 2.6 years and will be adjusted for any future changes in estimated forfeitures.

Restricted Stock Awards

The following table summarizes restricted stock award activity during the three months ended July 28, 2006:

	Awards (in thousands)	Weighted Average Grant Price
Nonvested, April 28, 2006	2,008	$51.64
Granted	122	49.35
Reinvested dividend equivalent units	2	50.37
Vested	(7)	47.61
Canceled/Forfeited	(27)	52.08

Nonvested, July 28, 2006	2,098	$47.81

Unrecognized compensation expense related to restricted stock awards as of July 28, 2006 was $63 million, pre-tax, and is expected to be recognized over a weighted average period of 3.3 years and will be adjusted for any future changes in estimated forfeitures.

Note 3 — New Accounting Pronouncements

In July, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” - an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for the Company beginning with fiscal year 2008, with earlier adoption permitted. The Company is currently evaluating the impact the adoption of FIN No. 48 will have on its consolidated financial statements.

Note 4 — Acquisitions and IPR&D Charges

The values assigned to purchased in-process research and development (IPR&D) are based on valuations that have been prepared using methodologies and valuation techniques consistent with those used by independent appraisers. All values were determined by identifying research projects in areas for which technological feasibility had not been established. Additionally, the values were determined by estimating the revenue and expenses associated with a project’s sales cycle and the amount of after-tax cash flows attributable to these projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

At the time of acquisition, the Company expects all acquired IPR&D will reach technological feasibility, but there can be no assurance that the commercial viability of these products will actually be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing and conducting clinical trials necessary to obtain regulatory approvals. The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, delay or failure to obtain required market clearances, and patent issuance, validity and litigation, if any. If commercial viability were not achieved, the Company would likely look to other alternatives to provide these therapies.

There were no IPR&D charges in the three months ended July 28, 2006.

On July 25, 2006, the Company acquired substantially all of the assets of Odin Medical Technologies, LTD (Odin), a privately held company. Prior to the acquisition, the Company had an equity investment in Odin, which was accounted for under the cost method of accounting. Odin focused on the manufacture of the PoleStar™ intraoperative Magnetic Resonance Image (iMRI) Guidance System which was already exclusively distributed by the Company. This acquisition is expected to help the Company further drive the acceptance of iMRI guidance in Neurosurgery.

The consideration for Odin was approximately $19 million, which included $6 million in net cash paid. The $6 million in net cash paid resulted from the $19 million in consideration less the value of the Company’s prior investment in Odin and Odin’s existing cash balance. The purchase price is subject to increases which would be triggered by the achievement of certain milestones.

In connection with the acquisition of Odin, the Company acquired $9 million of technology-based intangible assets that have an estimated useful life of 12 years. Goodwill of $10 million related to the acquisition was assigned entirely to the Spinal and Navigation operating segment. This goodwill is deductible for tax purposes.

The pro forma impact of Odin was not significant to the results of the Company for the three months ended July 28, 2006 or July 29, 2005. The results of operations related to Odin have been included in the Company’s condensed consolidated statements of earnings since the date of the acquisition.

On July 1, 2005, the Company acquired all of the outstanding stock of Transneuronix, Inc. (TNI), a privately held company. Prior to the acquisition, the Company had an equity investment in TNI, which was accounted for under the cost method of accounting. TNI focused on the treatment of obesity by stimulation of the stomach with an implantable gastric stimulator, known as the Transcend device. This acquisition is expected to complement the Company’s formation of a new business unit, Emerging Therapies, and the Company’s strategy to deliver therapeutic solutions for the worldwide challenges of obesity. Emerging Therapies is part of the Neurological operating segment.

The consideration for TNI was approximately $269 million, which included $227 million in net cash paid. The $227 million in net cash paid resulted from the $269 million in consideration less the value of the Company’s prior investment in TNI and TNI’s existing cash balance. The purchase price is subject to increases which would be triggered by the achievement of certain milestones.

As a result of the acquisition of TNI, the Company acquired $55 million of intangible assets of which $54 million are technology-based intangible assets that have an estimated useful life of 15 years and $169 million of IPR&D that was expensed on the date of acquisition related to a product being developed for the treatment of obesity by stimulation of the stomach that had not yet reached technological feasibility and for which no future alternative use had been identified. Goodwill of $51 million related to the acquisition was assigned entirely to the Neurological operating segment. This goodwill is not deductible for tax purposes.

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed (dollars in millions):

Current assets	$13
Other intangible assets	55
IPR&D	169
Goodwill	51

Total assets acquired	288

Current liabilities	14
Deferred tax liability—long term	5

Total liabilities assumed	19

Net assets acquired	$269

The pro forma impact of TNI was not significant to the results of the Company for the three months ended July 29, 2005. The results of operations related to TNI have been included in the Company’s condensed consolidated statements of earnings since the date of the acquisition.

On May 18, 2005, the Company acquired substantially all of the spine-related intellectual property and related contracts, rights, and tangible materials owned by Gary Michelson, M.D. and Karlin Technology, Inc. (Michelson) and settled all outstanding litigation and disputes between Michelson and the Company. The acquired patents pertain to novel spinal technology and techniques that have both current application and the potential for future patentable commercial products. The agreement requires the payment of total consideration of $1.350 billion for (i) the purchase of a portfolio of more than 100 issued U.S. patents, (ii) over 110 pending U.S. patent applications and numerous foreign counterparts to these patents and patent applications, and (iii) the settlement of all litigation. A value of $550 million was assigned to the settlement of past damages between the parties and was recorded as an expense in the fourth quarter of fiscal year 2005. The remaining consideration, including $3 million of direct acquisition costs, was allocated between $628 million of acquired technology based intangible assets that have an estimated useful life of 17 years and $175 million of IPR&D that was expensed on the date of acquisition related to spinal technology based devices that had not yet reached technological feasibility and had no future alternative use. The patents pertain to novel spinal technology and techniques that have the potential for future patentable commercial products in the area of spinal surgery. During the first quarter of fiscal year 2006, the Company paid $1.320 billion and committed to three future installments of $10 million to be paid in May 2006, 2007, and 2008. The first installment of $10 million was paid in May 2006.

During the first quarter of fiscal year 2006, the Company also entered into a royalty bearing, non-exclusive patent cross-licensing agreement with NeuroPace, Inc. Under the terms of the agreement, the two companies cross-licensed patents and patent applications of neurological technology related to direct electrical stimulation or monitoring of the brain. On the date of the agreement, $20 million was expensed as IPR&D related to the licensed technology since technological feasibility of the project had not yet been reached and such technology had no future alternative use. This licensed technology is expected to enhance the Company’s ability to further develop and expand its therapies for neurological disorders.

Contingent Consideration

Certain of the Company’s business combinations involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. While it is not certain if and/or when these payments will be made, the Company has developed an estimate, based upon its evaluation of the latest available information (e.g., trial results, product launch, dates and the nature of milestone targets, etc.), of the potential contingent consideration for each of its acquisitions with an outstanding potential obligation. At July 28, 2006, the estimated potential amount of future contingent consideration that the Company is expected to make associated with all business combinations is approximately $60 million. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2007 to 2012 in order for the consideration to be paid.

Note 5 — Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows (dollars in millions):

	July 28, 2006	April 28, 2006

Finished goods	$804	$736
Work in process	185	197
Raw materials	291	244

Total	$1,280	$1,177

Note 6 — Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended July 28, 2006 are as follows (dollars in millions):

July 28, 2006

Balance April 28, 2006	$4,346
Goodwill as a result of acquisitions	15

Balance July 28, 2006	$4,361

Intangible assets excluding goodwill as of July 28, 2006 and April 28, 2006 are as follows (dollars in millions):

	Purchased Technology and Patents	Trademarks and Tradenames	Other	Total

As of July 28, 2006:
Amortizable intangible assets:
Original cost	$1,774	$265	$229	$2,268
Accumulated amortization	(455)	(130)	(124)	(709)

Carrying value	$1,319	$135	$105	$1,559

As of April 28, 2006:
Amortizable intangible assets:
Original cost	$1,761	$265	$230	$2,256
Accumulated amortization	(423)	(124)	(117)	(664)

Carrying value	$1,338	$141	$113	$1,592

Amortization expense for the three months ended July 28, 2006 and July 29, 2005 was approximately $45 million and $41 million, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets is as follows (dollars in millions):

Fiscal Year	Amortization Expense

Remaining 2007	$130
2008	169
2009	161
2010	153
2011	142
Thereafter	804

$1,559

Note 7 — Warranty Obligation

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

Changes in the Company’s product warranties during the three months ended July 28, 2006 and July 29, 2005 consisted of the following (dollars in millions):

	Three Months Ended

	July 28, 2006	July 29, 2005

Balance at the beginning of the period	$41	$43
Warranty claims provision	6	18
Settlements made	(11)	(17)

Balance at the end of the period	$36	$44

Note 8 — Financing Arrangements

Senior Convertible Notes

In April 2006, the Company issued $2.200 billion of 1.500% Senior Convertible Notes due 2011 and $2.200 billion of 1.625% Senior Convertible Notes due 2013 (collectively, the Senior Convertible Notes). The Senior Convertible Notes were issued at par and pay interest in cash semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2006. The Senior Convertible Notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness. The Senior Convertible Notes have an initial conversion price of $56.14 per share. The Senior Convertible Notes may only be converted: (i) during any calendar quarter beginning after June 30, 2006 if the closing price of the Company’s common stock reaches 140% of the conversion price for 20 trading days during a specified period, or (ii) if specified distributions to holders of the Company’s common stock are made or specified corporate transactions occur, or (iii) during the last month prior to maturity of the applicable notes. Upon conversion, a holder would receive: (i) cash equal to the lesser of the principal amount of the note or the conversion value and (ii) to the extent the conversion value exceeds the principal amount of the note, shares of the Company’s common stock, cash, or a combination of common stock and cash, at the Company’s option. In addition, upon a change in control, as defined, the holders may require the Company to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, plus a number of additional make-whole shares of the Company’s common stock, as set forth in the applicable indenture. The indentures under which the Senior Convertible Notes were issued contain customary covenants. A total of $2.500 billion of the net proceeds from these note issuances were used to repurchase common stock under an accelerated stock repurchase program.

Concurrent with the issuance of the Senior Convertible Notes, the Company purchased call options on its common stock in private transactions. The call options allow the Company to receive shares of the Company’s common stock and/or cash from counterparties equal to the amounts of common stock and/or cash related to the excess conversion value that it would pay to the holders of the Senior Convertible Notes upon conversion. These call options will terminate upon the earlier of the maturity dates of the related Senior Convertible Notes or the first day all of the related Senior Convertible Notes are no longer outstanding due to conversion or otherwise. The call options, which cost an aggregate $1.075 billion ($699 million net of tax benefit), were recorded as a reduction of shareholders’ equity.

In separate transactions, the Company sold warrants to issue shares of the Company’s common stock at an exercise price of $76.56 per share in private transactions. Pursuant to these transactions, warrants for 41 million shares of the Company’s common stock may be settled over a specified period beginning in July 2011 and warrants for 41 million shares of the Company’s common stock may be settled over a specified period beginning in July 2013 (the “settlement dates”). If the average price of the Company’s common stock during a defined period ending on or about the respective settlement dates exceeds the exercise price of the warrants, the warrants will be settled in shares of the Company’s common stock. Proceeds received from the issuance of the warrants totaled approximately $517 million and were recorded as an addition to shareholders’ equity.

Senior Notes

In September 2005, the Company issued two tranches of Senior Notes with the aggregate face value of $1.000 billion. The first tranche consisted of $400 million of 4.375% Senior Notes due 2010 and the second tranche consisted of $600 million of 4.750% Senior Notes due 2015. Each tranche was issued at a discount which resulted in an effective interest rate of 4.433% and 4.760% for the five and ten year Senior Notes, respectively. Interest on each series of Senior Notes is payable semi-annually, on March 15 and September 15 of each year. The Senior Notes are unsecured unsubordinated obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which Senior Notes were issued contain customary covenants. The Company used the net proceeds from the sale of the Senior Notes for repayment of a portion of its commercial paper.

In November 2005, the Company entered into a five year interest rate swap agreement with a notional amount of $200 million. This interest rate swap agreement was designated as a fair value hedge of the changes in fair value of a portion of the Company’s fixed-rate $400 million Senior Notes due 2010. The Company pays variable interest equal to the three-month London Interbank Offered Rate (LIBOR) minus 55 basis points and it receives a fixed interest rate of 4.375%.

Contingent Convertible Debentures

In September 2001, the Company completed a $2.013 billion private placement of 1.25% Contingent Convertible Debentures due September 2021 (Old Debentures). Interest is payable semi-annually. Each Old Debenture is convertible into shares of common stock at an initial conversion price of $61.81 per share; however, the Old Debentures are not convertible before their final maturity unless the closing price of our common stock reaches 110% of the conversion price for 20 trading days during a consecutive 30 trading day period.

In September 2002 and 2004, as a result of certain holders of the Old Debentures exercising their put options, the Company repurchased $39 million, or 1.9%, and $1 million, or 0.03%, respectively, of the Old Debentures for cash. The Company may be required to repurchase the remaining securities at the option of the holders in September 2006, 2008, 2011 or 2016. For put options exercised by the holders, the purchase price is equal to the principal amount of the Old Debentures plus any accrued and unpaid interest on the Old Debentures to the repurchase date. If the put option is exercised, the Company may elect to repurchase the Old Debentures with cash, our common stock, or some combination thereof. The Company can redeem the Old Debentures for cash at any time after September 2006.

On January 24, 2005, the Company completed an exchange offer whereby holders of approximately 97.7% of the total principal amount of the Old Debentures exchanged their existing securities for an equal principal amount of 1.25% Contingent Convertible Debentures, Series B due 2021 (New Debentures), and an exchange fee of $2.50 per $1,000 principal amount. The terms of the New Debentures are consistent with the terms of the Old Debentures noted above, except that: (i) upon conversion, the Company will pay holders cash equal to the lesser of the principal amount of the New Debentures or their conversion value, and shares of our common stock to the extent the conversion value exceeds the principal amount; and (ii) the New Debentures require us to pay only cash (in lieu of shares of our common stock or a combination of cash and shares of our common stock) when the Company repurchases the New Debentures at the option of the holder or in connection with a change of control. The exchange fee paid to the holders of the New Debentures was capitalized and is being amortized over the twenty month period ending in September 2006.

Following the completion of the exchange offer, the Company repurchased approximately $2 million of the Old Debentures for cash. As of April 28, 2006, approximately $43 million aggregate principal amount of Old Debentures and $1.928 billion aggregate principal amount of New Debentures remain outstanding.

Subsequent to the first quarter of fiscal year 2007 the Company informed the holders of the Old Debentures and New Debentures of their right to require the Company to repurchase these debentures in September 2006. The debt holders may also require the Company to repurchase these securities in September 2008, 2011 or 2016. These contingent convertible debentures are classified as short-term borrowings because the September 2006 put option is less than 12 months away.

Note 9 — Comprehensive Income and Accumulated Other Non-Owner Changes in Equity

In addition to net earnings, comprehensive income includes changes in foreign currency translation adjustments (including the change in current exchange rates, or spot rates, of net investment hedges), unrealized gains and losses on foreign exchange derivative contracts qualifying and designated as cash flow hedges, minimum pension liabilities, and unrealized gains and losses on available-for-sale marketable securities. Comprehensive income for the three months ended July 28, 2006 and July 29, 2005 was $625 million and $323 million, respectively.

Presented below is a summary of activity for each component of accumulated other non-owner changes in equity (dollars in millions):

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Foreign Exchange Derivatives	Minimum Pension Liability	Unrealized Gain (Loss) on Investments	Accumulated Other Non-Owner Changes in Equity

Balance April 28, 2006	$177	$16	$(24)	$(14)	$155
Period Change	12	5	—	9	26

Balance July 28, 2006	$189	$21	$(24)	$(5)	$181

Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to our non-U.S. subsidiaries, which are considered permanent in nature. The tax expense on the unrealized gain on derivatives was $3 million for the three months ended July 28, 2006. The tax impact on the unrealized gain on investments was $5 million for the three months ended July 28, 2006.

Note 10 — Retirement Benefit Plans

The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), defined contribution savings plans, post-retirement medical plans (post-retirement benefits), and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the pension and post-retirement medical benefits include the following components as of July 28, 2006 and July 29, 2005 (dollars in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits

	Three months ended		Three months ended		Three months ended

	July 28, 2006	July 29, 2005	July 28, 2006	July 29, 2005	July 28, 2006	July 29, 2005

Service cost	$16	$13	$7	$6	$3	$3
Interest cost	11	10	3	3	3	2
Expected return on plan assets	(18)	(16)	(3)	(3)	(2)	(2)
Amortization of prior service cost	4	3	—	1	—	1
Curtailment charges	—	2	—	—	—	1

Net periodic benefit cost	$13	$12	$7	$7	$4	$5

Note 11 — Interest (Income)/Expense

Interest income and interest expense for the three months ended July 28, 2006 and July 29, 2005 were as follows (dollars in millions):

	Three months ended

	July 28, 2006	July 29, 2005

Interest income	$(93)	$(37)
Interest expense	54	21

Interest income, net	$(39)	$(16)

Note 12 — Earnings Per Share

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

	July 28, 2006	July 29, 2005

Numerator:
Net earnings	$599	$321
Denominator:
Basic – weighted average shares outstanding	1,153.8	1,210.5
Effect of dilutive securities:
Employee stock options	8.8	9.7
Shares issuable upon conversion of old debentures	0.7	0.7
Other	1.5	1.7

Diluted – weighted average shares outstanding	1,164.8	1,222.6

Basic earnings per share	$0.52	$0.26
Diluted earnings per share	$0.51	$0.26

The calculation of weighted average diluted shares outstanding excludes options for approximately 38 million and 3 million common shares for the three months ended July 28, 2006 and July 29, 2005, respectively, as the exercise price of those options was greater than the average market price for the period, resulting in an anti-dilutive effect on diluted earnings per share.

Note 13 — Segment and Geographic Information

Segment information:

During the fourth quarter of fiscal year 2006, the Company revised its operating segment reporting related to the Neurological and Diabetes operating segment and the Spinal, Ear, Nose and Throat (ENT) and Navigation operating segment. As a result, the Company now maintains seven operating segments, which are aggregated into one reportable segment—the manufacture and sale of device-based medical therapies. The information for the three months ended July 29, 2005 has been reclassified to conform to the current presentation of seven operating segments. Each of the Company’s operating segments has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments, and shared infrastructures. Net sales by operating segment were as follows (dollars in millions):

	Three months ended

	July 28, 2006	July 29, 2005

Cardiac Rhythm Disease Management	$1,250	$1,268
Spinal and Navigation	599	524
Neurological	276	235
Vascular	280	205
Diabetes	196	173
Cardiac Surgery	168	165
Ear, Nose and Throat	128	120

	$2,897	$2,690

Geographic information:

Net sales to external customers by geography are as follows (dollars in millions):

	Three months ended

	July 28, 2006	July 29, 2005

United States	$1,883	$1,825
Europe	651	548
Asia Pacific	276	249
Other Foreign	87	68

	$2,897	$2,690

Note 14 — Contingencies

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

On October 6, 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson (J&J), filed suit in U.S. District Court for the District of Delaware against Arterial Vascular Engineering, Inc., which Medtronic acquired in January 1999 and which is now known as Medtronic Vascular, Inc. (Medtronic Vascular). The suit alleged that Medtronic Vascular’s modular stents infringe certain patents owned by Cordis. Boston Scientific Corporation is also a defendant in this suit. On December 22, 2000, a jury rendered a verdict that Medtronic Vascular’s previously marketed MicroStent and GFX stents infringed valid claims of two Cordis patents and awarded damages to Cordis totaling approximately $270 million. On March 28, 2002, the District Court entered an order in favor of Medtronic Vascular, deciding as a matter of law that Medtronic Vascular’s MicroStent and GFX stents did not infringe the patents. Cordis appealed, and on August 12, 2003, the U.S. Court of Appeals for the Federal Circuit reversed the District Court’s decision and remanded the case to the District Court for further proceedings. The District Court thereafter issued a new patent claim construction and a new trial was held in March 2005. On March 14, 2005, the jury found that the previously marketed MicroStent and GFX stent products infringed valid claims of Cordis’ patents. On March 27, 2006, the District Court denied post-trial motions filed by the parties, including Cordis’ motion to reinstate the previous damages award. On April 26, 2006, Medtronic filed its Notice of Appeal of the judgment of infringement. The District Court has deferred any hearing on damages issues until after the U.S. Court of Appeals for the Federal Circuit resolves the appeal on the finding of liability. Medtronic has not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

On December 24, 1997, Advanced Cardiovascular Systems, Inc. (ACS), a subsidiary of Boston Scientific Corporation, sued Medtronic Vascular in U.S. District Court for the Northern District of California alleging that certain models of Medtronic Vascular’s stents infringe the Lau stent patents held by ACS, and seeking injunctive relief and monetary damages. Medtronic Vascular denies infringement. In February 2005, following trial, a jury determined that the ACS Lau stent patents were valid and that Medtronic’s Driver, GFX, MicroStent, S540, S660, S670, Bestent2 and S7 stents infringe those patents. Medtronic Vascular has made numerous post-trial motions challenging the jury’s verdict of infringement and validity and the District Court has not yet ruled on those motions. On June 7 and 8, 2005, the District Court held an evidentiary hearing on Medtronic Vascular’s claim that the ACS Lau stent patents are unenforceable due to inequitable conduct of ACS in obtaining the Lau patents. The District Court has not yet issued a decision on Medtronic Vascular’s claim of inequitable conduct. Issues of damages have been bifurcated from the liability phase of the proceedings. On August 9, 2005, the Court issued an order continuing a stay of any further proceedings on the questions of damages or willfulness. These issues likely will not be addressed by a jury or the Court until the U.S. Court of Appeals for the Federal Circuit has reviewed the underlying liability issues concerning alleged infringement. In January 2006, Medtronic filed a Request for Reexamination at the United States Patent and Trademark Office (USPTO) related to each of the four Lau patents asserted by ACS in the above matter. On February 14, 2006, the USPTO granted Medtronic’s Request for Reexamination for each of the four Lau patents, finding that “substantial questions exist” regarding the validity of the Lau patent claims in view of prior art submitted by Medtronic with the Request for Reexamination. The USPTO will now reconsider whether the Lau patents should have been granted in the first instance, though the timing of such reexamination is not known. Until this reexamination is concluded, its potential impact upon the claims relating to the Lau patents in the above proceeding remains unknown. The Company has not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

On September 12, 2000, Cordis filed an additional suit against Medtronic Vascular in U.S. District Court for the District of Delaware alleging that Medtronic Vascular’s S670, S660 and S540 stents infringe the patents asserted in the October 1997 Cordis case above. Cordis subsequently added claims that Medtronic Vascular’s S7 and Driver stents infringe the asserted patents. The court thereafter granted Medtronic Vascular’s motion to stay the trial proceedings pending arbitration of Medtronic Vascular’s defenses that its products are licensed under a 1997 agreement between Medtronic Vascular and Cordis and that such products are covered by a separate covenant by J&J not to sue Medtronic and its affiliates contained within a 1998 amendment to the 1997 agreement. On February 20, 2006, the Arbitration Panel issued its award concluding that the accused Medtronic products are licensed and that the covenant not to sue contained within the 1998 amendment bars J&J’s and Cordis’ claims that Medtronic Vascular has infringed the Cordis patents asserted in the 2000 lawsuit. On June 14, 2006, the U.S. District Court for the District of Delaware entered its order confirming the arbitration award and dismissing the lawsuit with prejudice. Further arbitration proceedings will determine whether any of the Medtronic products that were formerly part of the lawsuit infringe J&J and Cordis patents that are royalty-bearing under the 1997 agreement, including the amount of such royalty, if any. The Company has not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

On January 26, 2001, DePuy/AcroMed, a subsidiary of J&J, filed suit in U.S. District Court for the District of Massachusetts alleging that Medtronic’s subsidiary, Medtronic Sofamor Danek USA, Inc. (MSD), was infringing a patent relating to a design for a thoracolumbar multiaxial screw (MAS). In March 2002, DePuy/AcroMed supplemented its allegations to claim that MSD’s M10, M8 and Vertex screws infringe the patent. On April 17, 2003 and February 26, 2004, the District Court ruled that those screws do not infringe. On October 1, 2004, a jury found that the MAS screw, which MSD no longer sells in the U.S., infringes under the doctrine of equivalents. The jury awarded damages of $21 million and on February 9, 2005, the Court entered judgment against MSD, including prejudgment interest, in the aggregate amount of $24 million. In the third quarter of fiscal year 2005, the Company recorded an expense equal to the $24 million judgment in the matter. DePuy/AcroMed has appealed the Court’s decisions that the M10, M8 and Vertex screws do not infringe, and MSD has appealed the jury’s verdict that the MAS screw infringes valid claims of the patent. On June 5, 2006, the U.S. Court of Appeals for the Federal Circuit heard oral argument on the parties’ respective appeals, and has taken the appeals under advisement.

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

On September 4, 2003, Medtronic was informed by the Department of Justice that the government was investigating allegations that certain payments and other services provided to physicians by MSD constituted improper inducements under the federal Anti-Kickback Statute. The allegations were made as part of a civil qui tam complaint brought pursuant to the federal False Claims Act. On September 2, 2004, Medtronic received a copy of a second civil qui tam complaint brought by a second relator asserting similar allegations under the False Claims Act. The Company views the second complaint as having arisen out of essentially similar facts and circumstances as the first qui tam complaint. On July 18, 2006, the Company announced that it had reached a settlement agreement with the Department of Justice which requires the government to seek dismissal of these two qui tam civil suits. To resolve the matter, Medtronic has entered into a five-year agreement that further strengthens its employee training and compliance systems surrounding sales and marketing practices. The settlement agreement also reflects Medtronic’s assertion that the Company and its current employees had not engaged in any wrongdoing or illegal activity. Medtronic also agreed to pay $40 million pending dismissal of the related lawsuits, and has recorded an expense in that amount in the first quarter of fiscal 2007.

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

On October 15, 2004, Dr. Eckhard Alt filed suit in U.S. District Court for the Eastern District of Texas against Medtronic, Inc. Dr. Alt alleges that certain Medtronic pacemakers and defibrillators infringe four patents Dr. Alt claims he now owns. Dr. Alt is also seeking injunctive relief and monetary damages. On February 15, 2006, Dr. Alt filed a second lawsuit in U.S. District Court for the Eastern District of Texas against Medtronic, Inc. alleging that certain Medtronic defibrillators infringe one other patent in which Dr. Alt claims to have certain rights. Medtronic was served with a complaint for this second lawsuit on March 3, 2006, but no trial date or other deadlines have been set for this second lawsuit. On May 8, 2006, the parties informed the Court that they had tentatively settled their disputes, and they jointly requested the Court to remove the previously scheduled May 15, 2006 trial date from the Court’s calendar. On August 4, 2006, the parties executed settlement documentation, which, upon satisfaction of the various closing conditions and other covenants set forth therein, would have the effect of resolving the foregoing litigation. Assuming satisfaction or waiver of the various closing conditions, the documentation entered into in connection with the settlement contemplates the conveyance and/or license to Medtronic of selected patents and patent applications owned by Dr. Alt or certain of his controlled entities. In the event the parties are unable to satisfy or waive the conditions set forth in their transaction documentation within the time periods proscribed, either party may terminate and otherwise pursue their remaining legal remedies. If the parties consummate the transactions as currently contemplated, the purchase and/or license of intellectual property will be accounted for and capitalized as an asset by the Company. The financial implications of the settlement are not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

On February 11, 2005, Medtronic voluntarily began advising physicians about a potential battery shorting mechanism that may occur in a subset of implantable cardioverter defibrillators (ICDs) and cardiac resynchronization therapy defibrillators (CRT-Ds), including certain of the Marquis VR/DR and Maximo VR/DR ICDs and certain of the InSync I/II/III Marquis and InSync III CRT-D devices. The Company provided physicians with a list of potentially affected patients and recommended that physicians communicate with those patients so they could manage the potential issue in a manner they felt was appropriate for their individual patients. Subsequent to this voluntary field action, later classified by the FDA as a Class II Recall, a number of lawsuits were filed against Medtronic in various state and federal jurisdictions. The cases were brought either by individuals claiming personal injury or by third party payors seeking reimbursement of costs associated with the field action (including a claim by an individual purporting to act on behalf of the Center for Medicare & Medicaid Services). The personal injury complaints generally alleged strict liability, negligence, warranty and other common law and/or statutory claims; and seek compensatory as well as punitive damages. Cases filed in federal court (either personal injury or third party payor) have been consolidated before one federal judge under a process known as a Multidistrict Litigation case (MDL). There are approximately 240 federal cases, most of which have been consolidated in the MDL. We expect all federal cases will be transferred to the MDL. There are approximately 30 state court cases that are not part of the MDL. Separate master complaints were filed in the MDL for the personal injury and third party payor claims. The third party payor master complaint contains class allegations and lawyers for the plaintiffs have indicated that they will request the court’s permission to amend the personal injury master complaint to add class allegations which were omitted from it. The Company intends to challenge any attempt at class certification because it believes individual issues far outweigh any common issues in the various cases. Cases claiming personal injury will be subject to dismissal in connection with Medtronic’s summary judgment motion based, in part, upon the legal theory of federal preemption. The motion was heard on July 10, 2006. Discovery limited to issues associated with federal preemption has been completed. Medtronic also filed a motion to dismiss the third party payor cases in March 2006. Additionally, five putative class actions have been filed in Canada. The Company is unaware of any confirmed injury or death resulting from a device failure due to the shorting mechanism that was the subject matter of the field action though certain of the lawsuits make such allegations. The Company has not recorded an expense related to damages in connection with the various Marquis related lawsuits because potential losses are not currently probable or reasonably estimable under SFAS No. 5.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Understanding Our Financial Information

The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic, Inc. For a full understanding of financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 28, 2006. In addition, you should read this discussion along with our condensed consolidated financial statements and related Notes thereto as of July 28, 2006.

Financial Trends

Throughout this financial information, you will read about transactions or events that materially contribute to or reduce earnings and materially affect financial trends. We refer to these transactions and events as either special (such as certain tax adjustments and restructuring charges), certain litigation or purchased in-process research and development (IPR&D) charges. These charges result from facts and circumstances that vary in frequency and/or impact to operations. While understanding these charges is important in understanding and evaluating financial trends, other transactions or events may also have a material impact on financial trends. A complete understanding of the special, certain litigation and IPR&D charges is necessary in order to estimate the likelihood that financial trends will continue.

During the fourth quarter of fiscal year 2006, we revised our operating segment reporting related to our Neurological and Diabetes operating segment and our Spinal, Ear, Nose and Throat (ENT) and Navigation operating segment. As a result, we now function in seven operating segments, consisting of Cardiac Rhythm Disease Management (CRDM); Spinal and Navigation; Neurological; Vascular; Diabetes; Cardiac Surgery; and ENT. The applicable information for fiscal year 2006 has been reclassified to conform to the current presentation.

Executive Level Overview

We are the global leader in medical technology, alleviating pain, restoring health and extending life for millions of people around the world. Through our seven operating segments, we develop, manufacture, and market our medical devices in more than 120 countries worldwide while expanding patient access to our products. Our primary products include those for heart and vascular disease, neurological disorders, chronic pain, spinal disorders, diabetes, urologic and digestive system disorders, and ear, nose and throat disorders.

Net earnings for fiscal first quarter 2007 were $599 million, or $0.51 per diluted share, as compared to net earnings of $321 million, or $0.26 per diluted share for the same period last fiscal year, representing growth of 87% and 96%, respectively. Fiscal first quarter 2007 net earnings included $40 million of certain litigation charges, and fiscal first quarter 2006 net earnings included IPR&D charges of $295 million. In addition, the Company adopted SFAS No. 123(R), related to stock-based compensation, using the modified-prospective method in fiscal first quarter 2007. In accordance with this method, the Company is not adjusting its reported historical financial statements to reflect the impact of stock-based compensation. Total stock-based compensation expense recognized during the three months ended July 28, 2006 was $49 million pre-tax.

Net sales in fiscal first quarter 2007 of $2.897 billion represented an increase of 8% from the same fiscal quarter last year. Foreign currency had a favorable impact of $6 million on fiscal first quarter 2007 net sales when compared to the same period last fiscal year. The primary exchange rate movements that impact our consolidated net sales growth are the U.S. dollar as compared to the Euro and Japanese Yen. The impact of foreign currency fluctuations on net sales is not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities (see “Quantitative and Qualitative Disclosures About Market Risk” following this management’s discussion and analysis under “Item 3” as it relates to our hedging activities). The table below illustrates net sales by operating segment for the three months ended July 28, 2006 and July 29, 2005:

	Net Sales

	Three months ended

	July 28, 2006	July 29, 2005	FY07 vs. FY06 % Change

	(dollars in millions)
Cardiac Rhythm Disease Management	$1,250	$1,268	(1)%
Spinal and Navigation	599	524	14
Neurological	276	235	17
Vascular	280	205	37
Diabetes	196	173	13
Cardiac Surgery	168	165	2
Ear, Nose and Throat	128	120	6

Total Net Sales	$2,897	$2,690	8%

The increase in net sales was driven by strong performances in our Spinal and Navigation, Vascular, Neurological and Diabetes operating segments which offset a decline in CRDM net sales. The decrease in CRDM net sales was primarily due to a decrease in sales of implantable cardioverter defibrillators (ICDs). ICD net sales of $673 million were down $45 million or 6% from $718 million in the first fiscal quarter of 2006. The decline in ICD net sales was primarily due to a $76 million or 13% decline in U.S. sales partially offset by strong ICD net sales outside the U.S. There were several factors impacting the net sales growth of U.S. ICDs. For approximately one month of the prior year fiscal first quarter one key competitor was out of the ICD market due to quality concerns with its product which bolstered revenues in the first quarter of fiscal 2006. While the absence of a competitor increased net sales in the prior year, market concerns about the safety of ICD therapy caused a decrease in demand and implant rates. While ICDs are our largest product line, they represent less than 25% of our total revenue. The remainder of our diversified business portfolio delivered solid worldwide net sales growth of 13%. Also, outside the U.S. net sales grew across all business segments to $1.014 billion, an increase of $149 million or 17% over the same period last year. Outside the U.S. revenue growth was led by a $62 million or 45% increase in Vascular net sales due to continued acceptance of the Endeavor drug eluting stent, released in August 2005, and a $31 million or 21% increase in outside the U.S. ICD sales.

For more detail regarding net sales, see our discussion of net sales by operating segment within this management’s discussion and analysis.

The delivery of our devices is subject to regulation by United States Department of Health and Human Services (HHS) and comparable state and foreign agencies responsible for reimbursement and regulation of healthcare items and services. United States (U.S.) laws and regulations are imposed primarily in connection with the Medicare and Medicaid programs, as well as the government’s interest in regulating the quality and cost of healthcare. In conjunction with those interests, the Centers for Medicare and Medicaid Services (CMS), a division of HHS, issued its annual rules governing the reimbursement of inpatient and outpatient hospital services provided to Medicare recipients on August 1, 2006 to be effective October 1, 2006. The final rules did not include significant cuts, and most reimbursement rates will remain equal to current rates. We do not expect the rules issued by CMS to have a material impact on net sales.

We remain committed to our Mission of developing lifesaving and life enhancing therapies to alleviate pain, restore health and extend life. We continue to make substantial investments for the expansion of our existing product lines and for the search of new innovative products. Fiscal first quarter 2007 research and development spending of $299 million increased $25 million or 9% over fiscal first quarter 2006 research and development spending (including an allocation of pro forma stock-based compensation expense). Our research and development efforts are focused on maintaining or achieving leadership in each of the markets we serve to ensure that patients receive the most advanced and effective treatments possible. We work to improve patient access through well planned studies, which show the cost-effectiveness of our therapies and our alliance with patients, clinicians, regulators and reimbursement agencies. We also focus on clinical trials, which lead to market expansion and enable further penetration of our life changing devices.

Increased investment in our future is fortified by our continued strong cash flow generated from operations of over $580 million during fiscal first quarter 2007, and our $7.1 billion in cash, short-term debt securities and long-term debt securities as of July 28, 2006. We will use our cash flow from operations to invest in research and development, potential strategic acquisitions and to participate in expanded clinical trials, which support regulatory approval of our products.

Critical Accounting Estimates

We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted (GAAP) in the United States of America. Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our annual report on Form 10-K for the year ended April 28, 2006.

The preparation of the condensed consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, property, plant and equipment, investment impairment, legal proceedings, IPR&D, warranty obligations, product liability, self-insurance, pension and post-retirement obligations, sales returns and discounts, stock based compensation and income taxes are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience, actuarial valuations or various assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the accounting estimates are made, and (2) material changes in the estimates are reasonably likely to occur from period to period. Our critical accounting estimates include the following:

Legal Proceedings

We are involved in a number of legal actions, the outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, which, if granted, could require significant expenditures or result in lost revenues. In accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. If a loss is reasonably likely but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in Note 14. If a loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. Our significant legal proceedings are discussed in Note 14 to the condensed consolidated financial statements and are incorporated by reference into Part II, Item 1 — Legal Proceedings. While it is not possible to predict the outcome for most actions discussed and we believe that we have meritorious defenses against the matters detailed in Note 14, it is possible that costs associated with them could have a material adverse impact on our consolidated earnings, financial position or cash flows.

Tax Strategies

Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may or may not prevail. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate. This rate is then applied to our quarterly operating results. In the event there is a special, certain litigation and/or IPR&D charge recognized in our operating results, the tax attributable to that item would be separately calculated and recorded in the same period.

Tax regulations require certain items be included in the tax return at different times than when those items are required to be recorded in the consolidated financial statements. As a result, our effective tax rate reflected in our consolidated financial statements is different than that reported in our tax return. Some of these differences are permanent, such as expenses that are not deductible on our tax return, and some are timing differences, such as depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our consolidated statements of earnings. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent tax expense recognized in our consolidated financial statements for which payment has been deferred or expense has already been taken as a deduction on our tax return, but has not yet been recognized as an expense in our consolidated statements of earnings.

Excluding the impact of certain litigation and IPR&D charges, our operational and tax strategies have resulted in a nominal tax rate of 25.25% versus the U.S. Federal statutory rate of 35.0%. See discussion of the tax rate in the “Income Taxes” section of this management’s discussion and analysis.

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

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our condensed consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows. Goodwill was $4.361 billion and $4.346 billion as of July 28, 2006 and April 28, 2006, respectively.

Other intangible assets consist primarily of purchased technology, patents, and trademarks which are amortized using the straight-line method over their estimated useful lives, ranging from 3 to 20 years. We review these intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. Other intangible assets, net of accumulated amortization, were $1.559 billion and $1.592 billion as of July 28, 2006 and April 28, 2006, respectively.

Stock-Based Compensation

Effective April 29, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). Under the fair value recognition provisions of SFAS No. 123(R), we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. We elected the modified-prospective method of adopting SFAS No. 123(R), under which prior periods are not retroactively revised. For us, the valuation provisions of SFAS No. 123(R) apply to awards granted after the April 29, 2006 effective date. Estimated stock-based compensation expense for nonvested awards granted prior to the effective date is being recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures.

Total stock-based compensation expense recognized during the three months ended July 28, 2006 was $49 million pre-tax. See Note 2 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information regarding our stock-based compensation programs.

We use the Black-Scholes option pricing model (Black-Scholes model) to determine the fair value of stock options as of the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rate, volatility of our stock price and expected dividends.

We analyze historical employee exercise and termination data to estimate the expected life assumption. We believe that historical data currently represents the best estimate of the expected life of a new employee option. We also stratify our employee population based upon distinctive exercise behavior patterns. The risk-free interest rate we use is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options. We calculate the expected volatility of our common stock by using the historical daily volatility of our stock price calculated over a period of time representative of the expected life of the options. The dividend yield rate used is calculated by dividing our annual dividend, based on the most recent quarterly dividend rate, by the closing stock price on the grant date. The amount of stock-based compensation expense we recognize during a period is based on the portion of the awards that are ultimately expected to vest. We estimate pre-vesting option forfeitures at the time of grant by analyzing historical data and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the expense in future periods may differ significantly from what we have recorded in the current period and could materially affect our net earnings and net earnings per share of a future period.

There is a risk that our estimates of the fair values of our stock-based awards on the grant dates as determined using the Black-Scholes model may bear little resemblance to the actual values realized upon the exercise or forfeiture of those stock-based awards in the future. Some employee stock options may expire without value, or only realize minimal intrinsic value, as compared to the fair values originally estimated on the grant date and recognized in our financial statements. Alternatively, some employee stock options may realize significantly more value than the fair values originally estimated on the grant date and recognized in our financial statements.

The expense recognized for shares purchased under our Employee Stock Purchase Plan is equal to the 15% discount the employee receives at the end of the calendar quarter purchase period. The fair value of restricted stock awards is based on the Company’s closing stock price on the date of grant.

Acquisitions

Three months ended July 28, 2006

On July 25, 2006, we acquired substantially all of the assets of Odin Medical Technologies, LTD (Odin), a privately held company. Prior to the acquisition, we had an equity investment in Odin, which was accounted for under the cost method of accounting. Odin focused on the manufacture of the PoleStar™ intraoperative Magnetic Resonance Image (iMRI) Guidance System which is already exclusively distributed by us. This acquisition is expected to help us further drive the acceptance of iMRI guidance in Neurosurgery.

The consideration for Odin was approximately $19 million, which included $6 million in net cash paid. The $6 million in net cash paid resulted from the $19 million in consideration less the value of our prior investment in Odin and Odin’s existing cash balance. The purchase price is subject to increases which would be triggered by the achievement of certain milestones. Our results of operations for the three months ended July 28, 2006 include the results of Odin since the date of acquisition.

Three months ended July 29, 2005

On July 1, 2005, we acquired all of the outstanding stock of Transneuronix, Inc. (TNI), a privately held company. Prior to the acquisition, we had an equity investment in TNI, which was accounted for under the cost method of accounting. TNI focused on the treatment of obesity by stimulation of the stomach with an implantable gastric stimulator, known as the Transcend device. This acquisition is expected to complement our formation of a new business unit, Emerging Therapies, and our strategy to deliver therapeutic solutions for the worldwide challenges of obesity. Emerging Therapies is part of the Neurological operating segment. The consideration for TNI was approximately $269 million. The $269 million in consideration includes $227 million in cash paid plus our prior investment in TNI and TNI’s existing cash balance. The purchase price is subject to increases which would be triggered by the achievement of certain milestones. Our results of operations for the three months ended July 29, 2005 include the results of TNI since the date of acquisition.

On May 18, 2005, we acquired substantially all of the spine-related intellectual property and related contracts, rights, and tangible materials owned by Gary Michelson, M.D. and Karlin Technology, Inc. (Michelson) and settled all outstanding litigation and disputes between Michelson and us. The acquired patents pertain to novel spinal technology and techniques that have both current application and the potential for future patentable commercial products. The agreement requires total consideration of $1.350 billion for the purchase of a portfolio of more than 100 issued U.S. patents, over 110 pending U.S. patent applications and numerous foreign counterparts to these patents and patent applications, and the settlement of all ongoing litigation. A value of $550 million was assigned to the settlement of past damages between the parties and was recorded as an expense in the fourth quarter of fiscal year 2005. The remaining consideration, including $3 million of direct acquisition costs, was allocated between $628 million of acquired technology based intangible assets that have a useful life of 17 years and $175 million of IPR&D that was expensed on the date of acquisition related to spinal technology based devices that had not yet reached technological feasibility and had no future alternative use. The patents pertain to novel spinal technology and techniques that have the potential for future patentable commercial products in the area of spinal surgery. During the first quarter of fiscal year 2006, we paid $1.320 billion and committed to three future installments of $10 million to be paid in May 2006, 2007, and 2008. The first installment of $10 million was paid in May 2006.

Net Sales

Forward-looking statements are subject to risk factors (see “Cautionary Factors That May Affect Future Results” set forth in our Form 10-K for the year ended April 28, 2006).

Cardiac Rhythm Disease Management

CRDM products consist primarily of pacemakers, implantable and external defibrillators, leads, ablation products, electrophysiology catheters, navigation systems and information systems for the management of patients with our devices. CRDM net sales for the three months ended July 28, 2006 of $1.250 billion decreased $18 million or 1% as compared to the same period in the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three months ended July 28, 2006 of approximately $3 million when compared to the same period in the prior fiscal year. The decrease in CRDM net sales was due to a decrease in sales of ICDs, our largest product line. ICD net sales of $673 million were down $45 million or 6% from $718 million in the first fiscal quarter of 2006. The decline in ICD net sales were primarily due to a $76 million or 13% decline in U.S sales partially offset by strong ICD net sales outside the U.S. of $178 million growing 21% over revenue outside the U.S. of $147 million in the prior year fiscal first quarter.

A lower implant rate affected our net sales as approximately 80% of our ICD revenue is recognized upon implant. The remaining 20% of our ICD revenue comes from hospitals that buy and hold inventory. Historically, hospital inventory levels have been consistent, and we have experienced little fluctuation in activity; however, in the first fiscal quarter of 2007 many of our hospital customers were unwilling to purchase and hold inventory at historical levels. We believe hospital inventories decreased as a result of decreasing implant rates and the pending in-patient reimbursement rule from CMS and the uncertainty surrounding it. While we expect the U.S ICD market to accelerate from first quarter levels, the timing and magnitude of acceleration cannot be predicted.

Pacing system net sales for fiscal first quarter 2007 increased by 3% over the first quarter of the prior fiscal year to $460 million. The increase in first quarter pacing system net sales is primarily due to the continued acceptance of the EnRhythm pacemaker, which was released in the U.S. in May 2005, and the Adapta pacemaker family, introduced in certain markets outside of the U.S. in the third quarter of fiscal year 2006. Both sets of products offer Managed Ventricular Pacing (MVP), an atrial based pacing mode that significantly reduces unnecessary pacing in the right ventricle while providing the safety of a dual chamber backup if necessary. Clinical studies have suggested that reducing this pacing stimulation decreases the risk of developing heart failure and atrial fibrillation, a potentially life-threatening irregular heartbeat. Net sales from emergency response systems in fiscal first quarter 2007 were $101 million, a 16% increase over the same period last fiscal year.

Looking ahead, we expect our CRDM operating segment should benefit from the following:

•	Continued acceptance of the Intrinsic and EnTrust ICDs, InSync CRT-D and EnRhythm pacemaker.

•

Continued expansion of the Medtronic Carelink® Network, available on both pacing and ICD platforms. As of the end of the fiscal first quarter nearly 1,000 clinics were monitoring over 80,000 patients in the U.S on the Carelink® network.

•

Future acceptance of the Concerto™ and Virtuoso™ line of ICDs commercially launched in Europe and in the U.S in fiscal first quarter 2007. These are Medtronic’s first devices with wireless telemetry, enabling remote communication between the implanted device and programmers in a clinician’s office and at implant, or between the device and a patient home monitor.

•

Future U.S. acceptance of Adapta™, Versa™ and Sensia™ pacemakers which all received FDA approval in the first fiscal quarter of 2007 and were launched in the U.S. in August 2006. These pacemakers were introduced to the European market during the third quarter of fiscal 2006. Each pacemaker provides physiologic pacing adapted to the needs of individual patients and includes an exclusive Managed Ventricular Pacing (MVP) mode.

•

Future acceptance of the LIFEPAK® 1000 external defibrillator introduced in the U.S during fiscal first quarter 2007. The LIFEPAK 1000 is designed for professional emergency responders and includes novel technology to improve response times in treating Sudden Cardiac Arrest.

Spinal and Navigation

Spinal and Navigation products include thoracolumbar, cervical and interbody spinal devices, bone growth substitutes and surgical navigation tools. Spinal and Navigation net sales for the three months ended July 28, 2006 increased by $75 million, or 14% over the same period in the prior year. Foreign currency translation had a minimal impact on net sales for the three months ended July 28, 2006 as compared to the same period in the prior fiscal year. The net sales increase in the segment was driven primarily by our Spinal business, which grew 14% over the same period of the prior fiscal year. Spinal instrumentation sales of $412 million increased 10% over the same period of the prior fiscal year, but were limited by availability of allograft tissue. Spinal Biologics sales of $163 million grew 27% over the same period of the prior fiscal year. The Spinal sales increase reflects solid growth across our portfolio of product offerings including continued robust acceptance of INFUSE Bone Graft, steady growth in net sales of our CD HORIZON LEGACY™ Spinal System family of products for thoracolumbar stabilization, strong performance in our MAST family of products marked by growth in the CD HORIZON SEXTANT II system, and further expansion of our cervical stabilization offerings such as the MYSTIQUE Resorbable Graft Containment Plating System and the VertexMax and VENTURE Reconstruction Systems. Additionally, international Spinal sales outpaced the U.S. for the second consecutive quarter, driven by strong sales across all major product segments, in each of our regions. Navigation sales increased $4 million or 20% over the same period in the prior fiscal year as a result of continued strength of the StealthStation TRIA and Polestar N20 surgical navigation equipment.

Looking ahead, we expect our Spinal and Navigation operating segment should benefit from the following:

•

Continued acceptance of the INFUSE Bone Graft for spinal fusion and certain types of acute, open tibia fractures. We anticipate obtaining FDA approval in fiscal year 2007 for expanded indication for use in Oral/Maxillofacial surgery.

•

Continued acceptance of the MYSTIQUE Resorbable Graft Containment Plating System for cervical spine fusions, released in fiscal year 2006. This plating system uses a high-tech biologic material that is resorbed by the body over time and alleviates the need for a permanent implant in the patient’s neck. The plate’s transparent nature allows doctors to visualize the spine during surgery and can improve the reading of postoperative X-rays. Before insertion, the plate can also be contoured to better match the patient’s unique anatomy.

•

Continued acceptance outside the U.S. of our dynamic stabilization products, including the DIAM System, BRYAN Cervical Disc System, MAVERICK Lumbar Artificial Disc, and PRESTIGE LP Cervical Disc Systems. Conditional approval for an Investigational Device Exemption (IDE) in the U.S. was received for DIAM in fiscal year 2006, with first patient enrollment expected in the second quarter of fiscal year 2007. Enrollment began in May 2005 on the PRESTIGE LP U.S. clinical trial and was completed in the third quarter of fiscal year 2006. For the three other artificial disc clinical trials in the U.S., namely the PRESTIGE ST, BRYAN Cervical Disc System, and MAVERICK Lumbar Artificial Disc, enrollment was completed in the second quarter of fiscal year 2005. We expect FDA approval of these artificial disc systems in calendar year 2007.

•

Continued acceptance of our expanding suite of MAST products and minimally invasive surgical techniques. During fiscal year 2006, we introduced the CD HORIZON SPIRE Spinal System, the METRx II Instrument Set, and CD HORIZON SEXTANT II System for use in various types of minimally invasive spinal surgery. The CD HORIZON SPIRE may be used as supplemental fixation with our existing CD HORIZON products when surgeons perform a MAST Transforaminal Lumbar Interbody Fusion (TLIF). The METRx II Set is a spinal instrument set that may be used to simplify disc removal in anticipation of spinal fusion and the CD HORIZON SEXTANT II System is a surgical instrumentation system that offers a minimally invasive method of placing implants that provide stabilization during spinal fusion surgery.

•

Acceptance of Arcuate and Arcuate XP, which will be launched in the second quarter of fiscal year 2007. These two products represent our first introduction in the interventional spine market and will be used to perform vertebral augmentation procedures.

Neurological

Neurological products consist of therapeutic and diagnostic devices, including implantable neurostimulation systems, external and implantable drug administration devices, urology products, gastroenterology products and functional diagnostic and sensing equipment. Neurological net sales for the three months ended July 28, 2006 were $276 million, an increase of $41 million, or 17%, over net sales of $235 million in fiscal first quarter 2006. Foreign currency had a favorable impact on net sales during the three months ended July 28, 2006 of approximately $1 million as compared to the same period in the prior year. Key product lines which drove growth during the fiscal quarter include the Restore Rechargeable Neurostimulation System for pain management, Activa Therapy for the treatment of movement disorders associated with advanced Parkinson’s disease and essential tremor, SynchroMed® II implantable drug infusion pump and InterStim® Therapy for the treatment of urinary control.

Looking ahead, we expect our Neurological operating segment should benefit from the following:

•

Continued acceptance of RestorePRIME™ which launched in the U.S. market and several markets outside the U.S. during the first fiscal quarter of 2007. RestorePRIME® is a non-rechargeable neurostimulator for the treatment of chronic pain which affects an estimated 75 million people in the U.S. RestorePRIME offers the broadest number of programming options and the largest stimulation coverage area of any non-rechargeable neurostimulator.

•

Acceptance of Prostiva™ RF (radio-frequency) therapy for the treatment of symptomatic benign prostatic hyperplasia (BPH), or enlarged prostate which launched in the U.S market in May 2006. Prostiva RF therapy delivers low-level radio frequency energy to a precisely targeted area of an enlarged prostate.

•

Acceptance of InterStim® II neurostimulation system for the treatment of overactive bladder and urinary retention which launched worldwide in fiscal first quarter 2007. The InterStim therapy uses sacral nerve stimulation to improve bladder function. InterStim II’s enhancements include greater flexibility to accommodate more patients, a streamlined implant procedure and simplified programming. The improved patient programmer also provides patients more control of their therapy.

Vascular

Vascular products consist of coronary, endovascular, and peripheral stents and related delivery systems, stent graft systems, distal embolic protection systems and a broad line of balloon angioplasty catheters, guide catheters, guidewires, diagnostic catheters and accessories. Vascular net sales for the three months ended July 28, 2006 were $280 million, an increase of $75 million, or 37%, when compared to the same period of the prior year. Foreign currency had a favorable impact on net sales during fiscal first quarter 2007 of approximately $1 million as compared to the same period in the prior fiscal year. Coronary Vascular net sales for the three months ended July 28, 2006 were $212 million an increase of $66 million or 45% compared to the same period in the prior fiscal year driven by stent growth of 85%. The Endeavor Drug Eluting Stent (DES), introduced in fiscal year 2006 in markets outside the U.S., contributed $67 million during fiscal first quarter 2007. Other coronary products, including balloons, guides and wires, also showed strong performance as sales increased 14% over the same period of the prior fiscal year. The Endovascular/peripheral business grew $9 million, or 15% in comparison to the same period in the prior fiscal year as a result of strong growth in sales of the recent release of the AAAdvantage in the U.S., which is used to treat abdominal aortic aneurysms (AAA), and the success of the Valiant™ Thoracic Stent Graft System outside the U.S. The Valiant stent graft is a next-generation stent graft used for the minimally invasive repair of the thoracic aorta, the body’s largest artery, for several disease states including aneurysms, penetrating ulcers, acute or chronic dissections, and contained or traumatic ruptures.

Looking ahead, we expect our Vascular operating segment should benefit from the following:

•

Continued Endeavor DES growth in fiscal year 2007 from increasing DES market share in currently available commercial markets, regulatory approvals in China, Korea and Australia and full access in France due to reimbursement approvals.

•

Our anticipated entry into the U.S. DES market. The clinical trials for our Endeavor DES began in fiscal year 2003 and clinical results presented at the European Society of Cardiology, the Transcatheter Cardiovascular Therapeutics and the Paris Course on Revascularization conferences further expanded the medical evidence supporting the clinical performance of the Endeavor DES. In addition, we filed our first Pre-market Approval (PMA) module for Endeavor DES with the FDA in early October 2005, and we completed patient enrollment in the ENDEAVOR IV clinical trial during the first quarter of fiscal year 2007. Assuming continued positive results from these trials and our current schedule, we anticipate filing the remaining PMA modules in calendar year 2006, with U.S. approval of the Endeavor DES expected in calendar year 2007.

•

Continued market penetration of the Talent AAA Stent Graft and Valiant Thoracic Stent Graft in markets outside the U.S., excluding Japan. The Valiant device contains the Xcelerant Delivery System, which is designed to provide physicians with a smooth, controlled and trackable delivery platform. Continued growth from market share gains achieved through the launch of the AneuRx AAAdvantage Stent Graft in the US.

•

Acceptance of the Exponent RX Self-Expanding Carotid Stent and Interceptor PLUS Carotid Filter System in markets outside of the U.S. Together, these products provide patients afflicted by carotid artery disease with a new, minimally-invasive treatment option to surgical procedures for the prevention of stroke. The stent and filter system were launched commercially in first quarter of fiscal year 2007.

Diabetes

Diabetes net sales for the three months ended July 28, 2006 were $196 million, an increase of 13% in comparison to the same period in the prior fiscal year. Foreign currency translation had a minimal impact on net sales for the three months ended July 28, 2006 as compared to the same period in the prior fiscal year. External pump sales for fiscal first quarter 2007 were $83 million, up 24% from $67 million during the same period last fiscal year. This increase reflects strong growth of the Paradigm REAL-time Sensor Augmented and Paradigm 515 and 715 insulin pumps. The MiniMed Paradigm family of insulin pumps offers increased customization of the insulin dosage based on patient specific information and enhanced information management capabilities. Sales of disposables in fiscal first quarter 2007 increased 4% over fiscal first quarter 2006 to $103 million. Pump sales growth continues to out pace growth in disposables sales as our customers use excess disposable supply.

Looking ahead, we expect our Diabetes operating segment should benefit from the following:

•

Continued acceptance of the MiniMed Paradigm REAL-Time Insulin Pump and Continuous Glucose Monitoring System, approved by the FDA in April 2006, which is a progressive new therapy available for patients who use insulin to treat diabetes. This insulin pump integrates with REAL-Time continuous glucose monitoring. This new technology will help patients take immediate corrective or preventive action to maintain healthy glucose levels and delay or prevent diabetes-related complications, including coma, blindness, kidney failure, amputation, impotence, and heart disease. We expect strong market acceptance of the MiniMed Paradigm REAL-Time System to contribute positively to our leadership position in insulin pump sales, and the improvement of disposables sales growth in the U.S. in the latter half of fiscal year 2007.

•

Acceptance of the Guardian REAL-Time Continuous Glucose Monitoring System for diabetes management. The Guardian REAL-Time System is a stand alone glucose monitoring system which provides patients with real-time glucose trend graphs and predictive alarms informing them when their glucose levels become too high or too low, enabling better management of diabetes. The Guardian REAL-Time System was approved in the U.S. in the first quarter of fiscal year 2007 and is expected to be available by the end of calendar year 2006.

Cardiac Surgery

Cardiac Surgery products include perfusion systems, products for the repair and replacement of heart valves, minimally invasive cardiac surgery products, positioning and stabilization systems for beating heart surgery, surgical accessories and surgical ablation products. Cardiac Surgery net sales for the three months ended July 28, 2006 were $168 million, an increase of $3 million, or 2%, when compared to the same period of the prior fiscal year. Foreign currency had a minimal impact on net sales during the three months ended July 28, 2006 when compared to the same period in the prior year. The increase in net sales was driven by slight growth across all product lines.

Looking ahead, we expect our Cardiac Surgery operating segment should benefit from the following:

•

Acceptance of the CG Future COMPOSITE Annuloplasty Ring used by heart surgeons to repair mitral valve narrowing or leakage. The CG Future will be launched worldwide in the second quarter of fiscal year 2007.

•	The introduction of the Melody heart valve to European markets in fiscal year 2007. The Melody is expected to be the first commercially available pulmonic transcatheter heart valve.

ENT

ENT operating segment consists of ear, nose and throat related products and neurologic technology related products including powered tissue-removal systems and other microendoscopy instruments, implantable devices, nerve monitoring systems, disposable fluid-control products, image-guided surgery systems, a Ménière’s treatment device, hydrocephalus shunt devices, external drainage systems, cranial fixation devices, neuroendoscopes and dura repair products. ENT net sales for three months ended July 28, 2006 were $128 million, an increase of 7% from net sales of $120 million for the same period of the prior fiscal year. Foreign currency translation had minimal impact on net sales in fiscal first quarter 2007. Ear, nose and throat related product net sales were $65 million in the first fiscal quarter 2007 and 2006, respectively. During the third quarter of fiscal year 2006, we sold our Tonometry product line. Tonometry net sales were $3 million during the first quarter of fiscal year 2006. Excluding the Tonometry product line, ear, nose and throat related product revenues increased 5% from $62 million in fiscal first quarter 2006 to $65 million for fiscal first quarter 2007. The primary drivers of the increase in ear, nose and throat related product net sales were continued physician acceptance of the Straightshot M4 Microdebrider, the NIM-Response 2.0 Nerve Integrity Monitor and image guided surgery systems. Neurologic Technology related net sales were $63 million, a 15% increase over net sales of $55 million in fiscal first quarter 2006. The primary drivers of growth in Neurologic Technology were continued acceptance of the high-speed powered surgical drill system, including EHS Stylus system and the Strata valve, an adjustable flow control valve in which the resistance properties of the valve can be changed non-invasively by the caregiver. The valve is designed to minimize overdrainage of cerebrospinal fluid and maintain intraventricular pressure within a normal physiologic range, regardless of patient position.

         Looking ahead, we expect our ENT operating segment should benefit from the following:

•	Continued adoption of Nerve monitoring in ENT and Thyroid procedures.

•	Continued development of the normal pressure hydrocephalus market, resulting in increased sales of our shunt products, including the Strata valve.

•	Continued acceptance of our Legend high-speed drill systems and our Durepair dura substitute.

Continued net sales growth in all operating segments is contingent on our ability to gain further market share, penetrate existing markets, develop new products and improve existing products.

Costs and Expenses

The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended

	July 28, 2006	July 29, 2005

Cost of products sold	25.3%	24.3%
Research & development	10.3	9.8
Selling, general & administrative	34.0	32.8
Certain litigation	1.4	—
IPR&D	—	13.5
Other expense, net	2.3	1.9
Interest income, net	(1.3)	(0.6)

Cost of Products Sold

Cost of products sold as a percentage of net sales for the three months ended July 28, 2006 increased by 100 basis points from the same period of the prior year to 25.3%. The increase in cost of products sold as a percentage of net sales in the three months ended July 28, 2006 was due to 120 basis points of unfavorability in the mix of products sold, specifically, lower margin outside the U.S. ICD sales growth outpacing U.S. growth and 20 basis points due to the recognition of $6 million of stock based compensation expense in the period, offset by 20 basis points of favorable foreign currency and 20 basis points of increased manufacturing efficiencies.

Research and Development

Consistent with prior periods, we have continued to invest heavily in the future by spending aggressively on research and development efforts, with research and development expense in the first quarter of fiscal year 2006 of $299 million, or 10.3% of net sales, compared to $263 million or 9.8% of net sales in first quarter of fiscal year 2005. Approximately 40 basis points, ($11 million), of the 50 basis points increase over the same period of the prior fiscal year was the result of stock based compensation expense recognition in the period. The remainder of the increase in research and development expense was the result of our commitment to develop technological enhancements and new indications for existing products, and less invasive and new technologies to address unmet medical needs.

Selling, General and Administrative

Selling, general and administrative expense as a percentage of net sales for the three months ended July 28, 2006 increased 120 basis points to 34.0% of net sales as compared to the same period of the prior fiscal year. Of the 120 basis points increase, 20 basis points were driven by higher expense from our continued investment in expanding our sales organization offset by our continual cost control measures across all of our businesses. The recognition of stock based compensation expense, ($32 million), represented the remaining 100 basis point increase.

Certain Litigation and IPR&D Charges

Certain litigation and IPR&D charges for the three months ended July 28, 2006 and July 29, 2005 were as follows:

(dollars in millions, except per share data)	Three months ended

	July 28, 2006	July 29, 2005

Certain litigation charges (net of $- tax)	$40	$—
IPR&D charges (net of $69 tax)	—	295

Total certain litigation and IPR&D charges, after-tax	$40	$295

Per Diluted Share Data:
Certain litigation charges	$0.04	$—
IPR&D charges	—	0.24

Total Per Diluted Share	$0.04	$0.24

Certain Litigation

During the first quarter of fiscal year 2007 we recorded a certain litigation charge of $40 million related to a settlement agreement with the United States Department of Justice which requires the government to seek dismissal of two qui tam civil suits pending against us. The two suits were based upon allegations about certain sales and marketing practices in the Spinal business. The settlement agreement reflects our assertion that the Company and its current employees had not engaged in any wrongdoing or illegal activity (see Note 14 to the condensed consolidated financial statements).

There were no certain litigation charges in the three months ended July 29, 2005.

IPR&D Charges

There were no IPR&D charges in the three months ended July 28, 2006.

On July 1, 2005, we acquired all of the outstanding stock of TNI. At the date of the acquisition, $169 million of the purchase price was expensed as IPR&D related to a product being developed for the treatment of obesity by stimulation of the stomach, that had not yet reached technological feasibility and for which no future alternative use had been identified. The technology is expected to be adapted for use in therapeutic treatments for obesity. This acquisition is expected to complement our formation of a new business unit, Emerging Therapies, and our strategy to deliver therapeutic solutions for the worldwide challenges of obesity. Emerging Therapies is part of the Neurological operating segment.

On May 18, 2005, we acquired substantially all of the spine-related intellectual property and related contracts, rights, and tangible materials owned by Michelson and settled all outstanding litigation and disputes between Michelson and us. The patent portfolio consists of more than 100 issued U.S. patents, over 110 pending U.S. patent applications and numerous foreign counterparts to these patents. At the date of acquisition, $175 million of the purchase price was expensed as IPR&D related to spinal technology based devices that had not yet reached technological feasibility and which had no future alternative use. The patents pertain to novel spinal technology and techniques that have the potential for future patentable commercial products in the area of spinal surgery.

In the first quarter of fiscal year 2006, we also entered into a royalty bearing, non-exclusive patent cross-licensing agreement with NeuroPace, Inc. Under the terms of the agreement, the two companies cross-licensed patents and patent applications of neurological technology related to direct electrical stimulation or monitoring of the brain. On the date of the agreement, $20 million was expensed as IPR&D related to the licensed technology since technological feasibility of the project has not yet been reached and it had no future alternative use. This licensed technology is expected to enhance our ability to further develop and expand our therapies for neurological disorders.

Other Income/Expense

Other income/expense includes intellectual property amortization expense, royalty income and expense, realized minority investment gains and losses, realized foreign currency transaction and derivative gains and losses and impairment charges. Net other expense for the three months ended July 28, 2006 increased $15 million, to $66 million, compared to the same period in the prior year. The increase in net other expense was primarily a result of increased net royalty expense in our Vascular and Spinal businesses due to strong revenue growth.

Interest Income/Expense

For the three months ended July 28, 2006, we generated net interest income of $39 million as compared to net interest income of $16 million for the same period of the prior fiscal year. The increase in net interest income is a result of increased levels of interest-bearing investments and higher interest rates as a result of increased cash balances.

Income Taxes

	Quarter Ended

	July 28, 2006	July 29, 2005	Percentage Point Increase/ (Decrease)

	(dollars in millions)
Provision for income taxes	$216	$171	N/A
Effective tax rate	26.49%	34.78%	(8.29)%
Impact of certain litigation and IPR&D charges	1.24	6.78	(5.54)
Nominal tax rate (1)	25.25	28.00	(2.75)

_________________

(1)	Nominal tax rate is defined as the income tax (benefit) provision as a percentage of taxable income, excluding special, certain litigation and IPRD charges.

Our effective tax rate for the three months ended July 28, 2006 decreased by 829 basis points from the same period of the prior fiscal year. This decrease reflects a 554 basis points decrease from the tax impact of certain litigation and IPR&D charges and a 275 basis points decrease in the nominal tax rate. The nominal tax rate decreased from 28.0% in the same period of the prior fiscal year to 25.25% in the three months ended July 28, 2006 as a result of increased benefits from our outside the U.S. operations subject to tax rates lower than our U.S. statutory tax rates.

Liquidity and Capital Resources

	July 28, 2006	April 28, 2006

	(dollars in millions)
Working capital	$5,992	$5,971
Current ratio*	2.3:1.0	2.4:1.0
Cash, cash equivalents, and short-term investments	$5,945	$6,101
Long-term investments in public and private debt securities**	1,207	767

Cash, cash equivalents, short-term investments, and long-term debt securities	$7,152	$6,868

Short-term borrowings and long-term debt	$7,912	$7,923
Net cash position***	$(760)	$(1,055)
_________________

*	Current ratio is the ratio of current assets to current liabilities.
**	Long-term investments include public and private debt securities with a maturity date greater than one year from the end of the period.
***	Net cash position is the sum of cash, cash equivalents, short-term investments and long-term investments in public and private debt securities less short-term borrowings and long-term debt.

The increase in our working capital and net cash position since April 28, 2006, primarily relates to cash generated from operations, partially offset by capital expenditures, dividends and share repurchases (see “summary of Cash Flows” section of this management’s discussion and analysis for further discussion of our cash uses and proceeds).

At July 28, 2006 and April 28, 2006, approximately $4.501 billion and $4.168 billion, respectively, of cash, cash equivalents, short-term investments and long-term investments in debt securities were held by our non-U.S. subsidiaries. These funds are available for use by worldwide operations; however, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would be subject to U.S. tax.

Subsequent to the first quarter of fiscal year 2007 we informed the holders of the Contingent Convertible Debentures of their right to require us to repurchase these debentures in September 2006. The debt holders may also require us to repurchase these debentures in September 2008, 2011 or 2016. These contingent convertible debentures are classified as short-term borrowings because the September 2006 put option is less than 12 months away.

We believe our existing cash and investments, as well as our unused lines of credit and commercial paper capacity of $2.490 billion, if needed, will satisfy our foreseeable working capital requirements for at least the next twelve months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions.

Summary of Cash Flows

	For the three months ended

	July 28, 2006	July 29, 2005

Cash provided by (used in):
Operating activities	$580	$(12)
Investing activities	(2,020)	(1,478)
Financing activities	(173)	759
Effect of exchange rate changes on cash and cash equivalents	15	89

Net change in cash and cash equivalents	$(1,598)	$(642)

Operating Activities

Our net cash provided by operating activities was $580 million for the three months ended July 28, 2006 compared to net cash used in operating activities of $12 million in the same period of the prior year. The $592 million increase in net cash provided by operating activities was primarily attributable to:

•

a $867 million decrease in cash used in operating assets and liabilities, primarily driven by a $747 million change in accounts payable and accrued liabilities as a result of payment in the first quarter of fiscal year 2006 of previously accrued litigation settlements partially offset by:

•	a $242 million change in deferred income taxes

•	the timing of other receipts and payments in the ordinary course of business

Investing Activities

Our net cash used in investing activities was $2.020 billion for the three months ended July 28, 2006 compared to $1.478 billion for the three months end July 29, 2005. The $542 million increase in net cash used in investing activities was primarily attributable to:

•

an increase in our purchases of marketable securities in the first quarter of fiscal year 2007 as we invested the cash received in the fourth quarter of fiscal year 2006 from the repatriation of foreign earnings and the net proceeds from the issuance of Senior Convertible Notes partially offset by:

•	a decrease in cash used for acquisitions and purchase of intellectual property

Financing Activities

Our net cash used in financing activities was $173 million for the three months ended July 28, 2006 compared to net cash provided by financing activities of $759 million for the three months ended July 29, 2005. The $932 million decrease in net cash provided by financing activities was primarily attributable to:

•	a $992 million increase in short-term borrowings used to fund the payment of acquisitions, intellectual property and litigation settlements in the first quarter of fiscal year 2006

•	a $65 million decrease in proceeds from the issuance of common stock partially offset by:

•	a $130 million decrease in cash used for repurchases of common stock

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

We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, or cash flows. Presented below is a summary of contractual obligations and other minimum commercial commitments as of July 28, 2006.

	Maturity by Fiscal Year

	Total	Remaining 2007	2008	2009	2010	2011	Thereafter

	(dollars in millions)
Contractual obligations related to off-balance sheet arrangements
Foreign currency contracts(1)	$2,694	$1,968	$726	$—	$—	$—	$—
Operating leases	243	66	57	41	25	12	42
Inventory purchases(2)	645	205	206	67	66	61	40
Commitments to fund minority investments/contingent acquisition consideration (3)	130	45	34	28	—	1	22
Interest payments (4)	1,089	105	139	139	139	127	440
Other(5)	460	184	127	34	29	20	66

Total	$5,261	$2,573	$1,289	$309	$259	$221	$610

Contractual obligations reflected in the balance sheet:
Long-term debt, excluding capital leases (6)	$7,368	$1,971	$—	$—	$—	$2,597	$2,800
Capital leases (7)	92	3	11	12	13	16	37
Other(8)	36	14	14	2	2	4	—

Total	$7,496	$1,988	$25	$14	$15	$2,617	$2,837

_________________

(1)	As these obligations were entered into as hedges, the majority of these obligations will be offset by gains/losses on the related assets, liabilities, and/or transactions being hedged.

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

(4)

Interest payments in the table above reflect the interest on our outstanding debt, including the $4.400 billion of Senior Convertible Notes, $1.000 billion of Senior Notes and $1.971 billion of contingent convertible debentures. The interest rate on each outstanding obligation varies and interest is payable semi-annually. The interest rate is 1.500% on the $2.200 billion Senior Convertible Notes due 2011 and 1.625% on the $2.200 billion Senior Convertible Notes due 2013, 4.375% on the $400 million of Senior Notes due 2010, 4.750% on the $600 million of Senior Notes due 2015 and 1.25% on the contingent convertible debentures due 2021.

(5)	These obligations include commitments to replace our existing legacy enterprise resource systems, construction of our new CRDM campus and certain research and development arrangements.

(6)

Long-term debt in the table above includes $4.400 billion Senior Convertible Notes issued in April 2006, $1.000 billion Senior Notes issued in September 2005 and the current portion of long-term debt of $1.971 billion related to our contingent convertible debentures. These debentures were classified in short-term borrowings in the consolidated balance sheets as of July 28, 2006 as the holders have the option to require us to repurchase the outstanding debentures (referred to as a put option) in September 2006. The table above also includes the impact of the five year interest rate swap entered into in November 2005.

(7)

Capital lease obligations include a sale-leaseback agreement entered into in the fourth quarter of fiscal year 2006 whereby certain manufacturing equipment was sold and is being leased by us over a seven year period.

(8)

These obligations include royalty payments and a financing arrangement associated with our fiscal year 2002 acquisition of Kobayashi Pharmaceutical Co.’s interest in a joint venture it had formed with us in 1996 to distribute spinal products in Japan.

Debt and Capital

Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percent of total interest-bearing debt and equity was 44.4% and 45.8% at July 28, 2006 and April 28, 2006, respectively.

In October 2005, our Board of Directors authorized the repurchase of up to 40 million shares. Shares are repurchased from time to time to support our stock-based compensation programs and to take advantage of favorable market conditions. In April 2006, the Board of Directors made a special authorization for the Company to repurchase up to 50 million shares of the Company’s common stock in conjunction with the $4.400 billion convertible debenture offering (see below for further discussion). During the three months ended July 28, 2006 and July 29, 2005, we repurchased approximately 2.6 million shares and 4.4 million shares at an average price of $38.13 and $52.51, respectively. The amounts disclosed as repurchased for the three months ended July 28, 2006 include 544,224 shares that we obtained as part of the final settlement of the previously announced and executed accelerated share repurchase program. Excluding the shares obtained in the settlement of the accelerated share repurchase program, we repurchased 2.1 million shares at an average price of $48.20. The Company has approximately 34.1 million shares remaining under current buyback authorizations approved by the Board of Directors.

In April 2006, we issued $2.200 billion of 1.500% Senior Convertible Notes due 2011 and $2.200 billion of 1.625% Senior Convertible Notes due 2013, collectively the Senior Convertible Notes. The Senior Convertible Notes were issued at par and pay interest in cash semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2006. The Senior Convertible Notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness. The Senior Convertible Notes have an initial conversion price of $56.14 per share. The Senior Convertible Notes may only be converted: (i) during any calendar quarter beginning after June 30, 2006 if the closing price of our common stock reaches 140% of the conversion price for 20 trading days during a specified period, or (ii) if specified distributions to holders of our common stock are made or specified corporate transactions occur, or (iii) during the last month prior to maturity of the applicable notes. Upon conversion, a holder would receive: (i) cash equal to the lesser of the principal amount of the note or the conversion value and (ii) to the extent the conversion value exceeds the principal amount of the note, shares of our common stock, cash, or a combination of common stock and cash, at our option. In addition, upon a change in control, as defined, the holders may require us to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, plus a number of additional make-whole shares of our common stock, as set forth in the applicable indenture. The indentures under which the Senior Convertible Notes were issued contain customary covenants, all of which we remain in compliance as of April 28, 2006. A total of $2.500 billion of the net proceeds from these note issuances were used to repurchase common stock under an accelerated stock repurchase program.

Concurrent with the issuance of the Senior Convertible Notes, we purchased call options on our common stock in private transactions. The call options allow us to receive shares of our common stock and/or cash from counterparties equal to the amounts of common stock and/or cash related to the excess conversion value that we would pay to the holders of the Senior Convertible Notes upon conversion. These call options will terminate upon the earlier of the maturity dates of the related Senior Convertible Notes or the first day all of the related Senior Convertible Notes are no longer outstanding due to conversion or otherwise. The call options, which cost an aggregate $1.075 billion ($699 million net of tax benefit), were recorded as a reduction of shareholders’ equity.

In separate transactions, we sold warrants to issue shares of our common stock at an exercise price of $76.56 per share in private transactions. Pursuant to these transactions, warrants for 41 million shares of our common stock may be settled over a specified period beginning in July 2011 and warrants for 41 million shares of our common stock may be settled over a specified period beginning in July 2013 (the “settlement dates”). If the average price of our common stock during a defined period ending on or about the respective settlement dates exceeds the exercise price of the warrants, the warrants will be settled in shares of our common stock. Proceeds received from the issuance of the warrants totaled approximately $517 million and were recorded as an addition to shareholders’ equity.

In September 2005, we issued two tranches of Senior Notes with the aggregate face value of $1.000 billion. The first tranche consisted of $400 million of 4.375% Senior Notes due 2010 and the second tranche consisted of $600 million of 4.750% Senior Notes due 2015. Each tranche was issued at a discount which resulted in an effective interest rate of 4.433% and 4.760% for the five and ten year Senior Notes, respectively. Interest on each series of Senior Notes is payable semi-annually, on March 15 and September 15 of each year. The Senior Notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness. The indentures under which the Senior Notes were issued contain customary covenants, all of which we remain in compliance as of April 28, 2006. We used the net proceeds from the sale of the Senior Notes for repayment of a portion of our outstanding commercial paper.

In November 2005, we entered into a five year interest rate swap agreement with a notional amount of $200 million. This interest rate swap agreement was designated as a fair value hedge of the changes in fair value of a portion of our fixed-rate $400 million Senior Notes due 2010. We pay variable interest equal to the three-month London Interbank Offered Rate (LIBOR) minus 55 basis points and we receive a fixed interest rate of 4.375%.

In September 2001, we completed a $2.013 billion private placement of 1.25% Contingent Convertible Debentures due September 2021 (Old Debentures). Interest is payable semi-annually. Each Old Debenture is convertible into shares of common stock at an initial conversion price of $61.81 per share; however, the Old Debentures are not convertible before their final maturity unless the closing price of our common stock reaches 110% of the conversion price for 20 trading days during a consecutive 30 trading day period.

In September 2002 and 2004, as a result of certain holders of the Old Debentures exercising their put options, we repurchased $39 million, or 1.9%, and $1 million, or 0.03%, respectively, of the Old Debentures for cash. We may be required to repurchase the remaining securities at the option of the holders in September 2006, 2008, 2011 or 2016. For put options exercised by the holders, the purchase price is equal to the principal amount of the Old Debentures plus any accrued and unpaid interest on the Old Debentures to the repurchase date. If the put option is exercised, we may elect to repurchase the Old Debentures with cash, our common stock, or some combination thereof. We can redeem the Old Debentures for cash at any time after September 2006.

On January 24, 2005, we completed an exchange offer whereby holders of approximately 97.7% of the total principal amount of the Old Debentures exchanged their existing securities for an equal principal amount of 1.25% Contingent Convertible Debentures, Series B due 2021 (New Debentures), and an exchange fee of $2.50 per $1,000 principal amount. The terms of the New Debentures are consistent with the terms of the Old Debentures noted above, except that: (i) upon conversion, we will pay holders cash equal to the lesser of the principal amount of the New Debentures or their conversion value, and shares of our common stock to the extent the conversion value exceeds the principal amount; and (ii) the New Debentures require us to pay only cash (in lieu of shares of our common stock or a combination of cash and shares of our common stock) when we repurchase the New Debentures at the option of the holder or in connection with a change of control. The exchange fee paid to the holders of the New Debentures was capitalized and is being amortized over the twenty month period ending in September 2006.

Following the completion of the exchange offer, we repurchased approximately $2 million of the Old Debentures for cash. As of April 28, 2006, approximately $43 million aggregate principal amount of Old Debentures and $1.928 billion aggregate principal amount of New Debentures remain outstanding.

Subsequent to the first quarter of fiscal year 2007 we informed the holders of the Old Debentures and New Debentures of their right to require us to repurchase these debentures in September 2006. The debt holders may also require us to repurchase these debentures in September 2008, 2011 or 2016. These debentures are classified as short-term borrowings because the September 2006 put option is less than 12 months away.

We maintain a commercial paper program that allows us to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. At July 28, 2006 and April 28, 2006, outstanding commercial paper totaled $169 million and $190 million, respectively. During the three months ended July 28, 2006, the weighted average original maturity of the commercial paper outstanding was approximately 42 days and the weighted average interest rate was 5.1%.

In connection with the issuance of the contingent convertible debentures, Senior Notes, Senior Convertible Notes and commercial paper, Standard and Poor’s Rating Group and Moody’s Investors Service issued us strong long-term debt ratings of AA- and A1, respectively, and strong short-term debt ratings of A-1+ and P-1, respectively. These ratings remain unchanged from the same periods in the prior year.

We have existing lines of credit of approximately $2.428 billion with various banks at July 28, 2006. The existing lines of credit include two syndicated credit facilities totaling $1.750 billion with various banks. The two credit facilities consist of a five-year $1.000 billion facility, signed on January 20, 2005, which will expire on January 20, 2010, and a five-year $750 million facility, signed on January 24, 2002, which will expire on January 24, 2007. The $1.000 billion facility provides us with the ability to increase the capacity of the facility by an additional $250 million at any time during the life of the five-year term of the agreement. The credit facilities provide backup funding for the commercial paper program and may also be used for general corporate purposes.

Interest rates on these borrowings are determined by a pricing matrix, based on our long-term debt ratings, assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. Facility fees are payable on the credit facilities and are determined in the same manner as the interest rates. Under terms of the agreements, our consolidated tangible net worth must at all times be greater than or equal to $1.040 billion, increased by an amount equal to 100% of the net cash proceeds from any equity offering occurring after January 24, 2002. Our consolidated tangible net worth, defined as consolidated assets less goodwill, intangible assets (other than patents, trademarks, licenses, copyrights and other intellectual property, and prepaid assets), and consolidated liabilities at July 28, 2006 and April 28, 2006 was $5.422 billion and $4.931 billion, respectively. The agreements also contain other customary covenants, all of which we remain in compliance with as of July 28, 2006.

As of July 28, 2006, we have unused credit lines and commercial paper capacity of approximately $2.490 billion.

Operations Outside of the United States

The table below illustrates U.S. net sales versus net sales outside the U.S. for the three months ended July 28, 2006 and July 29, 2005:

	Three months ended	Three months ended
(dollars in millions)	July 28, 2006	July 29, 2005
U.S. net sales	$1,883	$1,825
Non U.S. net sales	1,014	865

Total net sales	$2,897	$2,690

For the three months ended July 28, 2006, consolidated net sales outside the U.S. grew 17% over the same period of the prior year. Growth outside the U.S. was 14% higher than consolidated net sales growth in the U.S. primarily as a result of a decline in U.S. CRDM sales and increases in outside the U.S. sales for CRDM and Vascular. Overall CRDM sales increased approximately 11% outside the U.S., while sales of our CRDM products in the U.S. declined 7%. Vascular sales contined to increase as a result of continued acceptance of our Endeavor drug eluting stent.

Net sales outside the U.S. are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. Outstanding receivables from customers outside the U.S. totaled $1.249 billion at July 28, 2006, or 47%, of total outstanding accounts receivable, and $1.179 billion at April 28, 2006, or 45.1%, of total outstanding accounts receivable. Operations outside the U.S. could be negatively impacted by changes in political, labor or economic conditions, changes in regulatory requirements or potentially adverse foreign tax consequences, among other factors.

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

Cautionary Factors That May Affect Future Results

Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, litigation, mergers and acquisitions, market acceptance or continued acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will” and similar words or expressions. One must carefully consider forward-looking statements that may be affected by inaccurate assumptions, and understand that such statements involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems and price decrease for our products and services, and international operations, as well as those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 28, 2006. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

We undertake no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by us in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q, and 8-K (if any), in which we may discuss in more detail various important factors that could cause actual results to differ from expected or historical results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

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

We had foreign exchange derivative contracts outstanding in notional amounts of $2.695 billion and $1.561 billion at July 28, 2006 and April 28, 2006, respectively. The fair value of these contracts at July 28, 2006 was $29 million more than the original contract value. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at July 28, 2006 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10% against all currencies, the fair value of these contracts would increase/decrease by $237 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

We are also exposed to interest rate changes affecting principally our investments in interest rate sensitive instruments. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10% change in short-term interest rates compared to interest rates at July 28, 2006 indicates that the fair value of these instruments would change by $15 million.

We entered into agreements to sell specific pools of receivables in Italy in the amount of $21 million during the three months ended July 29, 2005. There were no specific pools of receivables sold in Italy during the three months ended July 28, 2006. The discount cost related to the Italy sales was insignificant and recorded in interest income, net in the condensed consolidated statements of earnings.

In the third quarter of fiscal year 2004, we began lending certain fixed income securities to enhance our investment income. These lending activities are collateralized at an average rate of 102%, with the collateral determined based on the underlying securities and creditworthiness of the borrowers. The value of the securities on loan at July 28, 2006 and April 28, 2006 was $485 million and $362 million, respectively.

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

Changes in internal control

We continue to implement a new enterprise resource planning (ERP) system using a multi-phased approach. As previously disclosed, during the third quarter of our 2006 fiscal year, the European geographies implemented the new ERP system which resulted in some changes in internal controls. The internal controls were successfully tested in the quarter ended July 28, 2006. There have been no other changes in the Company’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

A discussion of the Company’s policies with respect to legal proceedings is discussed in the management’s discussion and analysis and our legal proceedings and other loss contingencies are described in Note 14 of the condensed consolidated financial statements. The description of our legal proceedings in Note 14 of the condensed consolidated financial statements to this filing is incorporated herein by reference.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the shares repurchased by Medtronic during the first quarter of fiscal year 2007:

Fiscal Period	Total Number of Shares Purchased (1)(2)		Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

04/29/06 – 05/26/06	—		$—	—	36,752,454
05/27/06 – 06/30/06	2,309,024	(2)	37.02	2,309,024	34,443,430
07/01/06 – 07/28/06	295,600		46.78	295,600	34,147,830

Total	2,604,624		$38.13	2,604,624	34,147,830

_________________

(1)

In October 2005, our Board of Directors authorized the repurchase of up to 40 million shares of our common stock. In April 2006, the Board of Directors made a special authorization for the Company to repurchase up to 50 million shares of the Company’s common stock in conjunction with the $4.400 billion convertible debenture offering. As authorized by the Board of Directors each program expires when its total number of authorized shares has been repurchased.

(2)

Includes 544,224 shares that we obtained with no additional cost as part of the final settlement of the previously announced and executed accelerated share repurchase program. Excluding the shares obtained in the settlement of the accelerated share repurchase program, we repurchased 2.1 million shares at an average price of $48.20 during the three months ended July 28, 2006.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 6.    Exhibits

(a)	Exhibits

10.1	Performance measures for fiscal year 2007 under Medtronic’s Executive Incentive Plan. (a)

10.2	Performance measures for the 2007-2009 cycle under Medtronic’s 2003 Long-Term Incentive Plan. (a)

10.3	Form of Option Agreement under Medtronic’s 2003 Long-Term Incentive Plan. (Exhibit 10.23) (b)

10.4	Form of Restricted Stock Agreement under Medtronic’s 2003 Long-Term Incentive Plan. (Exhibit 10.24) (b)

10.5	Form of Restricted Stock Unit Agreement under Medtronic’s 2003 Long-Term Incentive Plan. (Exhibit 10.25) (b)

10.6	Form of Performance Award Agreement under Medtronic’s 2003 Long-Term Incentive Plan. (Exhibit 10.26) (b)

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________

(a)	Incorporated herein by reference to our Current Report on Form 8-K filed with the Commission on June 28, 2006.

(b)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 28, 2006, filed with the Commission on June 28, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medtronic, Inc. (Registrant)

Date: September 6, 2006	/s/ Arthur D. Collins, Jr.

Arthur D. Collins, Jr. Chairman of the Board and Chief Executive Officer

Date: September 6, 2006	/s/ Gary L. Ellis

Gary L. Ellis Senior Vice President and Chief Financial Officer