Form 10-Q
period 2006-10-27
MEDTRONIC INC
filed 2006-12-05
CIK 64670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 27, 2006

Commission File Number 1-7707

MEDTRONIC, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0793183
(State of incorporation)	(I.R.S. Employer
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

Shares of common stock, $.10 par value, outstanding on November 30, 2006: 1,151,133,193

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDTRONIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Six months ended
	October 27, 2006	October 28, 2005	October 27, 2006	October 28, 2005
	(in millions, except per share data)
Net sales	$3,075	$2,765	$5,972	$5,456

Costs and expenses:
Cost of products sold	795	695	1,527	1,349
Research and development expense	320	275	619	538
Selling, general and administrative expense	1,036	903	2,020	1,786
Special charges	—	100	—	100
Certain litigation charges	—	—	40	—
Purchased in-process research and development (IPR&D)	—	—	—	364
Other expense, net	50	41	116	91
Interest income, net	(37)	(14)	(76)	(29)
Total costs and expenses	2,164	2,000	4,246	4,199

Earnings before income taxes	911	765	1,726	1,257

Provision for income taxes	230	(52)	446	120

Net earnings	$681	$817	$1,280	$1,137

Earnings per share:

Basic	$0.59	$0.68	$1.11	$0.94
Diluted	$0.59	$0.67	$1.10	$0.93

Weighted average shares outstanding:

Basic	1,149.3	1,208.6	1,151.4	1,209.6
Diluted	1,159.4	1,222.5	1,161.9	1,222.4

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 27, 2006	April 28, 2006
	(in millions, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$1,090	$2,994
Short-term investments	2,515	3,107
Accounts receivable, less allowances of $194 and $184, respectively	2,590	2,429
Inventories	1,318	1,177
Deferred tax assets, net	414	197
Prepaid expenses and other current assets	496	473

Total current assets	8,423	10,377

Property, plant and equipment	4,048	3,794
Accumulated depreciation	(2,100)	(1,913)

Net property, plant and equipment	1,948	1,881

Goodwill	4,361	4,346
Other intangible assets, net	1,608	1,592
Long-term investments	2,056	957
Long-term deferred tax assets, net	12	—
Other long-term assets	488	512

Total assets	$18,896	$19,665

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$529	$2,437
Accounts payable	319	319
Accrued compensation	622	723
Accrued income taxes	696	461
Other accrued expenses	529	466

Total current liabilities	2,695	4,406

Long-term debt	5,581	5,486
Long-term deferred tax liabilities, net	—	22
Long-term accrued compensation	186	189
Other long-term liabilities	157	179

Total liabilities	8,619	10,282

Commitments and contingencies (Note 15)	—	—

Shareholders’ equity:
Preferred stock— par value $1.00	—	—
Common stock— par value $0.10	115	116
Retained earnings	9,960	9,112
Accumulated other non-owner changes in equity	202	155

Total shareholders’ equity	10,277	9,383

Total liabilities and shareholders’ equity	$18,896	$19,665

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	October 27, 2006	October 28, 2005
	(dollars in millions)
OPERATING ACTIVITIES:
Net earnings	$1,280	$1,137
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	277	268
Purchased in-process research and development	—	364
Provision for doubtful accounts	21	4
Deferred income taxes	(251)	192
Stock-based compensation	94	12
Excess tax benefit from exercise of stock-based awards	(11)	—
Change in operating assets and liabilities:
Accounts receivable	(179)	(74)
Inventories	(143)	(189)
Accounts payable and accrued liabilities	199	(740)
Other operating assets and liabilities	20	45

Net cash provided by operating activities	1,307	1,019

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(8)	(285)
Purchase of intellectual property	(102)	(794)
Additions to property, plant and equipment	(251)	(229)
Purchases of marketable securities	(7,275)	(1,922)
Sales and maturities of marketable securities	6,787	1,013
Other investing activities, net	(44)	(12)

Net cash used in investing activities	(893)	(2,229)

FINANCING ACTIVITIES:
Change in short-term borrowings, net	63	386
Increase in long-term debt, net	1	994
Payments on long-term debt	(1,877)	—
Dividends to shareholders	(254)	(232)
Issuance of common stock	113	254
Excess tax benefit from exercise of stock-based awards	11	—
Repurchase of common stock	(398)	(564)

Net cash (used in) provided by financing activities	(2,341)	838

Effect of exchange rate changes on cash and cash equivalents	23	88

Net change in cash and cash equivalents	(1,904)	(284)

Cash and cash equivalents at beginning of period	2,994	2,232

Cash and cash equivalents at end of period	$1,090	$1,948

Supplemental Cash Flow Information
Cash Paid For:
Income taxes	$462	$106
Interest	112	44
Supplemental Noncash Investing and Financing Activities:
Deferred payments for purchases of intellectual property	$—	$30
Reclassification of debentures from long-term to short-term debt	—	1,971
Reclassification of debentures from short-term to long-term debt	94	—

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

Note 2 — Stock-Based Compensation

Effective April 29, 2006, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)) which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25). Under the fair value recognition provisions of SFAS No. 123(R), the Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period. The Company elected the modified-prospective method of adopting SFAS No. 123(R), under which prior periods are not retroactively restated. The provisions of SFAS No. 123(R) apply to awards granted after the April 29, 2006 effective date. Stock-based compensation expense for non-vested awards granted prior to the effective date is being recognized over the remaining service period using the fair-value based compensation cost estimated for SFAS No. 123 pro forma disclosures. Total stock-based compensation expense included in our statement of earnings for the three and six months ended October 27, 2006 was $44 million ($32 million net of tax) and $94 million ($65 million net of tax), respectively.

Stock Options

Stock options awards are granted at exercise prices equal to the closing price of the Company’s common stock on the grant date. The majority of the Company’s stock option awards are non-qualified stock options with a ten-year life and a four-year ratable vesting term. The Company currently grants stock options under the Medtronic, Inc. 2003 Long-Term Incentive Plan (2003 Plan) and the Medtronic, Inc. 1998 Outside Directors Stock Compensation Plan (Directors Plan). As of October 27, 2006, there were approximately 32 million and 2 million shares available for future grants under each of these plans, respectively.

Restricted Stock Awards

Restricted stock and restricted stock units, collectively restricted stock awards, are granted to officers and key employees. Restricted stock awards are subject to forfeiture if employment terminates prior to the lapse of the restrictions. The Company grants restricted stock awards that typically cliff vest between three- and five-year periods. Shares of restricted stock are considered issued and outstanding shares of the Company at the grant date and have the same dividend and voting rights as other common stock. Restricted stock units are not considered issued or outstanding common stock of the Company. Dividend equivalent units are accumulated on restricted stock units during the vesting period. The Company grants restricted stock awards under the 2003 Plan and the Directors Plan.

Employee Stock Purchase Plan

The Medtronic, Inc. 2005 Employee Stock Purchase Plan (ESPP) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. Employees can contribute up to the lesser of 10% of their wages or the statutory limit under the U.S. Internal Revenue Code toward the purchase of the Company’s common stock at 85% of its market value at the end of the calendar quarter purchase period. Employees purchased 1 million shares at an average price of $39.72 per share in the six months ended October 27, 2006. As of October 27, 2006, plan participants have had approximately $5 million withheld to purchase Company common stock at 85% of its market value on December 29, 2006, the last trading day before the end of the calendar quarter purchase period. At October 27, 2006, approximately 8 million shares of common stock were available for future purchase under the ESPP.

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

The expense recognized for shares purchased under our ESPP is equal to the 15% discount the employee receives at the end of the calendar quarter purchase period. The fair value of restricted stock awards equals the Company’s closing stock price on the date of grant.

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model:

	Three Months Ended		Six Months Ended
	October 27, 2006	October 28, 2005	October 27, 2006	October 28, 2005
Weighted Average Fair Value of options granted	$11.16	$14.42	$11.24	$14.15
Assumptions used:
Expected life (years)(a)	4.48	4.61	4.49	4.61
Risk-free interest rate (b)	4.77%	4.09%	4.77%	3.98%
Volatility (c)	21.3%	25.0%	21.4%	25.0%
Dividend yield (d)	0.95%	0.71%	0.95%	0.72%

(a)

Expected life:   The Company analyzes historical employee exercise and termination data to estimate the expected life assumption. The Company believes that historical data currently represents the best estimate of the expected life of a new employee option. The Company examined its historical pattern of option exercises and determined that relative to the employee population as a whole, management employees held their stock options longer prior to exercising compared to the rest of the employee population. Therefore, the Company stratifies its employee population based upon these distinctive exercise behavior patterns. Prior to adopting SFAS No. 123(R), the Company used the entire employee population for estimating the expected life assumptions.

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

Stock-Based Compensation Expense

Prior to adopting SFAS No. 123(R), the Company accounted for stock options under APB Opinion No. 25 using the intrinsic value method and the impact based on the fair value method on the Company’s net earnings was disclosed on a pro forma basis in the notes to the consolidated financial statements. In these pro forma disclosures, the Company recognized stock option compensation expense based on the stated vesting period, rather than the time to achieve retirement eligibility. Upon adopting SFAS No. 123(R), the Company changed its method of recognition and now recognizes stock option compensation expense based on the substantive vesting period for all new awards. Compensation expense related to stock options granted prior to fiscal year 2007 that are subject to accelerated vesting upon retirement eligibility is being recognized over the stated vesting term of the grant. If the Company had historically accounted for stock-based awards made to retirement eligible individuals under the requirements of SFAS No. 123(R), the pro forma expense disclosed below would have been decreased by $3 million and $7 million for the three and six months ended October 28, 2005, respectively. There was no stock-based compensation expense capitalized as it was deemed immaterial.

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

The following table presents the statement of earnings classification of pre-tax stock-based compensation expense, for options and restricted stock awards, recognized for the three and six months ended October 27, 2006:

(dollars in millions)	Three months ended October 27, 2006	Six months ended October 27, 2006
Cost of sales	$4	$10
Research and development expense	10	22
Selling, general and administrative expense	30	62
	$44	$94

The following table illustrates the effect on net earnings and net earnings per share for the three and six months ended October 28, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation:

(dollars in millions, except per share amounts)	Three months ended October 28, 2005	Six months ended October 28, 2005
Net earnings, as reported	$817	$1,137
Add: Stock-based compensation expense included in net earnings (1)	4	8
Less: Stock-based compensation expense determined under fair value based method for all awards (1)	(30)	(65)
Pro forma net earnings	$791	$1,080

Basic earnings per share:
As reported	$0.68	$0.94
Pro forma	$0.65	$0.89

Diluted earnings per share:
As reported	$0.67	$0.93
Pro forma	$0.65	$0.89

_________________

(1)	Compensation expense is net of related tax effects

Tax Impacts of Stock-Based Compensation

Prior to the adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized share-based compensation expense were reported on the consolidated statement of cash flows as operating cash flows. Under SFAS No. 123(R), such excess tax benefits are reported as financing cash flows. Although total cash flows under SFAS No. 123(R) remain unchanged from what would have been reported under prior accounting standards, net operating cash flows are reduced and net financing cash flows are increased due to the adoption of SFAS No. 123(R). For the six months ended October 27, 2006, there were excess tax benefits of $11 million, which are classified as financing cash flows. For the six months ended October 28, 2005, there were excess tax benefits of $66 million, respectively, which were classified as operating cash flows as part of the change in accounts payable and accrued liabilities.

Stock Options

 The following table summarizes stock option activity during the six months ended October 27, 2006:

	Options (in thousands)	Weighted Average Exercise Price
Outstanding at April 28, 2006	88,838	$46.23
Granted	2,383	47.71
Exercised	(1,305)	35.97
Canceled/Forfeited	(1,448)	49.51
Outstanding at October 27, 2006	88,468	$46.36

A summary of stock options as of October 27, 2006, including options issued as a result of acquisitions from fiscal year 2002 and prior, is as follows:

Options Outstanding				Options Exercisable
Ranges of Exercise Prices	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Options (in thousands)	Weighted Average Exercise Price
$0.01 – 10.00	82	$5.33	0.5	82	$5.33
10.01 – 20.00	1,004	16.48	0.8	1,004	16.48
20.01 – 30.00	3,052	24.61	1.3	3,052	24.61
30.01 – 40.00	8,163	34.53	2.9	8,147	34.52
40.01 – 50.00	51,106	46.32	6.4	44,675	46.23
50.01 – 69.82	25,061	54.30	7.1	14,269	53.32
$0.01 – 69.82	88,468	$46.36	6.0	71,228	$44.92

The total intrinsic value of options exercised during the six months ended October 27, 2006 was $17 million. The total intrinsic value, calculated as the closing stock price at the end of the second quarter less the option exercise price of in the money options, for options outstanding and exercisable at October 27, 2006 was $361 million and $348 million, respectively. The Company issues new shares when stock option awards are exercised. Cash received from the exercise of stock options for the six months ended October 27, 2006 was $46 million and the related tax benefits realized was $11 million. Unrecognized compensation expense related to outstanding stock options as of October 27, 2006 was $212 million, pre-tax, and is expected to be recognized over a weighted average period of 2.6 years and will be adjusted for any future changes in estimated forfeitures.

Restricted Stock Awards

The following table summarizes restricted stock award activity during the six months ended October 27, 2006:

	Awards (in thousands)	Weighted Average Grant Price
Nonvested, April 28, 2006	2,008	$51.64
Granted	979	46.85
Reinvested dividend equivalent units	3	50.09
Vested	(15)	47.44
Forfeited	(42)	52.93
Nonvested, October 27, 2006	2,933	$50.87

Unrecognized compensation expense related to restricted stock awards as of October 27, 2006 was $87 million, pre-tax, and is expected to be recognized over a weighted average period of 4.1 years and will be adjusted for any future changes in estimated forfeitures.

Note 3 — New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” - an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for the Company beginning with fiscal year 2008, with earlier adoption permitted. The Company is currently evaluating the impact that the adoption of FIN No. 48 will have on its consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” Statement No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share based payments. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective, for the Company, beginning fiscal first quarter 2009. For certain types of financial instruments, SFAS 157 requires a limited form of retrospective transition, whereby the cumulative impact of the change in principle is recognized in the opening balance in retained earnings in the fiscal year of adoption. All other provisions of SFAS 157 will be applied prospectively beginning in fiscal first quarter 2009. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. SFAS No. 158 is effective for the Company’s fiscal year ending April 27, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 158 will have on its consolidated financial statements.

Note 4 — Acquisitions and IPR&D Charges, Certain Litigation Charges and Special Charges

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

Acquisitions and IPR&D charges:

On September 15, 2006, the Company acquired and/or licensed selected patents and patent applications owned by Dr. Eckhard Alt (Dr. Alt), or certain of his controlled companies in a series of transactions. In connection therewith, the Company also resolved all outstanding litigation and disputes between Dr. Alt and itself and its affiliates. The agreements required the payment of total consideration of $75 million, $74 million of which was capitalized as technology based intangible assets that have an estimated useful life of 11 years. The acquired patents or licenses pertain to the cardiac rhythm disease management field and have both current application and potential for future patentable commercial products.

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

The consideration for Odin was approximately $21 million, which included $6 million in upfront cash and a $2 million milestone payment made in the three months ended October 27, 2006. The $8 million in net cash paid resulted from the $21 million in consideration less the value of the Company’s prior investment in Odin and Odin’s existing cash balance.

In connection with the acquisition of Odin, the Company acquired $9 million of technology-based intangible assets that have an estimated useful life of 12 years. Goodwill of $12 million related to the acquisition was assigned entirely to the Spinal and Navigation operating segment. This goodwill is deductible for tax purposes.

The pro forma impact of Odin was not significant to the results of the Company for the three months ended October 27, 2006 or October 28, 2005. The results of operations related to Odin have been included in the Company’s condensed consolidated statements of earnings since the date of the acquisition.

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

On May 18, 2005, the Company acquired substantially all of the spine-related intellectual property and related contracts, rights, and tangible materials owned by Gary Michelson, M.D. and Karlin Technology, Inc. (Michelson) and settled all outstanding litigation and disputes between Michelson and the Company. The acquired patents pertain to novel spinal technology and techniques that have both current application and the potential for future patentable commercial products. The agreement requires the payment of total consideration of $1.350 billion for (i) the purchase of a portfolio of more than 100 issued U.S. patents, (ii) over 110 pending U.S. patent applications and numerous foreign counterparts to these patents and patent applications, and (iii) the settlement of all litigation. A value of $550 million was assigned to the settlement of past damages between the parties and was recorded as an expense in fiscal fourth quarter 2005. The remaining consideration, including $3 million of direct acquisition costs, was allocated between $628 million of acquired technology based intangible assets that have an estimated useful life of 17 years and $175 million of IPR&D that was expensed on the date of acquisition related to spinal technology based devices that had not yet reached technological feasibility and had no future alternative use. The patents pertain to novel spinal technology and techniques that have the potential for future patentable commercial products in the area of spinal surgery. During fiscal first quarter 2006, the Company paid $1.320 billion and committed to three future installments of $10 million to be paid in May 2006, 2007, and 2008. The first installment of $10 million was paid in May 2006.

During fiscal first quarter 2006, the Company also entered into a royalty bearing, non-exclusive patent cross-licensing agreement with NeuroPace, Inc. Under the terms of the agreement, the two companies cross-licensed patents and patent applications of neurological technology related to direct electrical stimulation or monitoring of the brain. On the date of the agreement, $20 million was expensed as IPR&D related to the licensed technology since technological feasibility of the project had not yet been reached and such technology had no future alternative use. This licensed technology is expected to enhance the Company’s ability to further develop and expand its therapies for neurological disorders.

Certain litigation charges:

During the six months ended October 27, 2006, the Company reached a settlement agreement with the United States Department of Justice which requires the government to obtain dismissal of the two qui tam civil suits and is conditional upon such dismissal being obtained. To resolve the matter, Medtronic has entered into a five-year agreement that further strengthens its employee training and compliance systems surrounding sales and marketing practices. The settlement agreement also reflects Medtronic’s assertion that the Company and its current employees had not engaged in any wrongdoing or illegal activity. Medtronic also agreed to pay $40 million pending dismissal of the related lawsuits, and has recorded an expense in that amount in fiscal first quarter 2007.

There were no certain litigation charges during the three and six months ended October 28, 2005.

Special charges:

There were no special charges during the three and six months ended October 27, 2006.

In fiscal second quarter 2006, the Company recorded a $100 million pre-tax charitable donation to The Medtronic Foundation, which is a related party non-profit organization. The donation to The Medtronic Foundation was paid in fiscal second quarter 2006.

Contingent Consideration

Certain of the Company’s business combinations involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. While it is not certain if and/or when these payments will be made, the Company has developed an estimate of the potential contingent consideration for each of its acquisitions with an outstanding potential obligation. At October 27, 2006, the estimated potential amount of future contingent consideration that the Company is expected to make associated with all business combinations is approximately $59 million. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2006 to 2012 in order for the consideration to be paid.

Note 5 — Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows (dollars in millions):

	October 27, 2006	April 28, 2006
Finished goods	$824	$736
Work in process	215	197
Raw materials	279	244
Total	$1,318	$1,177

Note 6 — Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended October 27, 2006 are as follows (dollars in millions):

October 27, 2006
Balance at April 28, 2006	$4,346
Goodwill as a result of acquisitions	16
Currency adjustment, net	(1)
Balance at October 27, 2006	$4,361

Intangible assets, excluding goodwill, as of October 27, 2006 and April 28, 2006 are as follows (dollars in millions):

	Purchased Technology and Patents	Trademarks and Tradenames	Other	Total
As of October 27, 2006:
Amortizable intangible assets
Original cost	$1,867	$265	$222	$2,354
Accumulated amortization	(485)	(137)	(124)	(746)
Carrying value	$1,382	$128	$98	$1,608

As of April 28, 2006:
Amortizable intangible assets
Original cost	$1,761	$265	$230	$2,256
Accumulated amortization	(423)	(124)	(117)	(664)
Carrying value	$1,338	$141	$113	$1,592

Amortization expense for the three and six months ended October 27, 2006 was approximately $45 million and $90 million, respectively, and for the three and six months ended October 28, 2005 was approximately $44 million and $85 million, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets is as follows (dollars in millions):

Fiscal Year	Amortization Expense
Remaining 2007	$92
2008	180
2009	172
2010	164
2011	152
Thereafter	848
$1,608

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

Changes in the Company’s product warranties during the six months ended October 27, 2006 and October 28, 2005 consisted of the following (dollars in millions):

	Six Months Ended
	October 27, 2006	October 28, 2005
Balance at the beginning of the period	$41	$43
Warranty claims provision	13	27
Settlements made	(18)	(27)
Balance at the end of the period	$36	$43

Note 8 — Financing Arrangements

Senior Convertible Notes

In April 2006, the Company issued $2.200 billion of 1.500% Senior Convertible Notes due 2011 and $2.200 billion of 1.625% Senior Convertible Notes due 2013 (collectively, the Senior Convertible Notes). The Senior Convertible Notes were issued at par and pay interest in cash semi-annually in arrears on April 15 and October 15 of each year. The Senior Convertible Notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness. The Senior Convertible Notes have an initial conversion price of $56.14 per share. The Senior Convertible Notes may only be converted: (i) during any calendar quarter if the closing price of the Company’s common stock reaches 140% of the conversion price for 20 trading days during a specified period, or (ii) if specified distributions to holders of the Company’s common stock are made or specified corporate transactions occur, or (iii) during the last month prior to maturity of the applicable notes. Upon conversion, a holder would receive: (i) cash equal to the lesser of the principal amount of the note or the conversion value and (ii) to the extent the conversion value exceeds the principal amount of the note, shares of the Company’s common stock, cash, or a combination of common stock and cash, at the Company’s option. In addition, upon a change in control, as defined, the holders may require the Company to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, plus a number of additional make-whole shares of the Company’s common stock, as set forth in the applicable indenture. The indentures under which the Senior Convertible Notes were issued contain customary covenants. A total of $2.500 billion of the net proceeds from these note issuances were used to repurchase common stock under the Company’s stock repurchase program.

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

In September 2002 and 2004, as a result of certain holders of the Old Debentures exercising their put options, the Company repurchased $39 million and $1 million respectively, of the Old Debentures for cash.

On January 24,2005, the Company completed an exchange offer whereby holders of approximately $1.930 billion of the total principal amount of the Old Debentures exchanged their existing securities for an equal principal amount of 1.25% Contingent Convertible Debentures, Series B due 2021 (New Debentures), as described below. Following the completion of the exchange offer, the Company repurchased approximately $2 million of the Old Debentures for cash.

The terms of the New Debentures are consistent with the terms of the Old Debentures noted above, except that: (i) the New Debentures require the Company to settle all conversions for a combination of cash and shares of our common stock, if any, in lieu of only shares. Upon conversion of the New Debentures the Company will pay holders cash equal to the lesser of the principal amount of the New Debentures or their conversion value, and shares of the Company’s common stock to the extent the conversion value exceeds the principal amount of the New Debentures; and (ii) the New Debentures require the Company to pay only cash (in lieu of shares of our common stock or a combination of cash and shares of our common stock) when the Company repurchases the New Debentures at the option of the holder or when the Company repurchases the New Debentures in connection with a change of control.

In September 2006, as a result of certain holders of the New Debentures and Old Debentures exercising their put options, the Company repurchased $1.835 billion of the New Debentures for cash and $42 million of the Old Debentures for cash. Twelve months prior to the put options becoming exercisable, the remaining balance of the New Debentures and the Old Debentures will be classified as short-term borrowings. At each balance sheet date without a put option within the subsequent four quarters, the remaining balance will be classified as long-term debt. Accordingly, during the second quarter of fiscal year 2007, $93 million of New Debentures and $1 million of the Old Debentures were reclassified from short-term borrowings to long-term debt as a result of the September 2006 put option expiring. For put options exercised by the holders of the New Debentures and the Old Debentures, the purchase price is equal to the principal amount of the applicable debenture plus any accrued and unpaid interest thereon to the repurchase date. If the put option is exercised, the Company will pay holders the repurchase price solely in cash (or, for the Old Debentures, in cash or stock at our option). The Company may be required to repurchase the remaining debentures at the option of the holders in September 2008, 2011 or 2016. As of October 27, 2006, approximately $93 million aggregate principal amount of New Debentures remain outstanding and approximately $1 million aggregate principal amount of Old Debentures remain outstanding. The Company can redeem the debentures for cash at any time.

Commercial Paper

We maintain a commercial paper program that allows us to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. At October 27, 2006 and April 28, 2006, outstanding commercial paper totaled $248 million and $190 million, respectively. During the three and six months ended October 27, 2006, the weighted average original maturity of the commercial paper outstanding was approximately 56 and 49 days, respectively, and the weighted average interest rate was 5.3% and 5.2%, respectively.

Lines of Credit

We have existing lines of credit of approximately $2.427 billion with various banks at October 27, 2006. The existing lines of credit include two syndicated credit facilities totaling $1.750 billion with various banks. The two credit facilities consist of a five-year $1.000 billion facility, signed on January 20, 2005, which will expire on January 20, 2010, and a five-year $750 million facility, signed on January 24, 2002, which will expire on January 24, 2007. The $1.000 billion facility provides us with the ability to increase the capacity of the facility by an additional $250 million at any time during the life of the five-year term of the agreement. The credit facilities provide backup funding for the commercial paper program and may also be used for general corporate purposes.

Note 9 — Comprehensive Income and Accumulated Other Non-Owner Changes in Equity

In addition to net earnings, comprehensive income includes changes in foreign currency translation adjustments (including the change in current exchange rates, or spot rates, of net investment hedges), unrealized gains and losses on foreign exchange derivative contracts qualifying and designated as cash flow hedges, minimum pension liabilities, and unrealized gains and losses on available-for-sale marketable securities. Comprehensive income for the three months ended October 27, 2006 and October 28, 2005 was $702 million and $833 million, respectively. Comprehensive income for the six months ended October 27, 2006 and October 28, 2005 was $1.328 billion and $1.156 billion, respectively.

Presented below is a summary of activity for each component of accumulated other non-owner changes in equity (dollars in millions):

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Foreign Exchange Derivatives	Minimum Pension Liability	Unrealized Gain (Loss) on Investments	Accumulated Other Non-Owner Changes in Equity
Balance April 28, 2006	$177	$16	$(24)	$(14)	$155
Period Change	12	5	—	9	26
Balance July 28, 2006	189	21	(24)	(5)	181
Period Change	7	2	—	12	21
Balance October 27, 2006	$196	$23	$(24)	$7	$202

Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to our non-U.S. subsidiaries, which are considered permanent in nature. The tax expense on the unrealized gain on derivatives for the three and six months ended October 27, 2006 was $1 million and $4 million, respectively. The tax expense on the unrealized gain on investments for the three and six months ended October 27, 2006 was $6 million and $11 million, respectively.

Note 10 — Retirement Benefit Plans

The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), defined contribution savings plans, post-retirement medical plans (post-retirement benefits), and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the pension and post-retirement medical plans include the following components for the three and six months ended October 27, 2006 and October 28, 2005 (dollars in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Three months ended		Three months ended		Three months ended
	October 27, 2006	October 28, 2005	October 27, 2006	October 28, 2005	October 27, 2006	October 28, 2005
Service cost	$16	$13	$7	$6	$3	$3
Interest cost	11	10	3	3	3	2
Expected return on plan assets	(18)	(16)	(3)	(3)	(2)	(2)
Recognized actuarial (gain)/loss	4	3	—	1	—	1
Net periodic benefit cost	13	10	7	7	4	4
Curtailment charges	—	—	—	—	—	—
Total Cost for Period	$13	$10	$7	$7	$4	$4

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Six months ended		Six months ended		Six months ended
	October 27, 2006	October 28, 2005	October 27, 2006	October 28, 2005	October 27, 2006	October 28, 2005
Service cost	$32	$26	$13	$12	$6	$5
Interest cost	23	19	6	5	6	5
Expected return on plan assets	(37)	(32)	(6)	(5)	(5)	(4)
Recognized actuarial (gain)/loss	7	7	1	2	1	2
Net periodic benefit cost	25	20	14	14	8	8
Curtailment charges	—	2	—	—	—	1
Total Cost for Period	$25	$22	$14	$14	$8	$9

Note 11 — Interest (Income)/Expense

Interest income and interest expense for the three and six month periods ended October 27, 2006 and October 28, 2005 are as follows (dollars in millions):

	Three months ended		Six months ended
	October 27, 2006	October 28, 2005	October 27, 2006	October 28, 2005
Interest income	$(94)	$(42)	$(187)	$(79)
Interest expense	57	28	111	50
Interest income, net	$(37)	$(14)	$(76)	$(29)

Note 12 — Income Taxes

During the three and six months ended October 28, 2005, the Company recorded a $225 million tax benefit associated with favorable agreements reached with the United States Internal Revenue Service (IRS) involving the review of fiscal years 1997 through 2002 domestic income tax returns. The $225 million tax benefit is recorded in provision for income taxes on the condensed consolidated statements of earnings for the three and six months ended October 28, 2005. As a result of the agreements reached with the IRS, the Company made approximately $326 million in incremental tax payments during fiscal third quarter 2006.

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

Presented below is a reconciliation between basic and diluted earnings per share (in millions, except per share data):

	Three months ended		Six months ended
	October 27, 2006	October 28, 2005	October 27, 2006	October 28, 2005
Numerator:
Net earnings	$681	$817	$1,280	$1,137
Denominator:
Basic – weighted average shares outstanding	1,149.3	1,208.6	1,151.4	1,209.6
Effect of dilutive securities:
Employee stock options	7.6	11.3	8.2	10.9
Shares issuable upon conversion of Old Debentures	—	0.7	0.4	0.7
Other	2.5	1.9	1.9	1.2
Diluted – weighted average shares outstanding	1,159.4	1,222.5	1,161.9	1,222.4

Basic earnings per share	$0.59	$0.68	$1.11	$0.94
Diluted earnings per share	$0.59	$0.67	$1.10	$0.93

The calculation of weighted average diluted shares outstanding excludes options for approximately 42 million and 40 million common shares for the three and six months ended October 27, 2006, respectively, and 1 million and 2 million common shares for each of the three and six months ended October 28, 2005, as the exercise price of those options was greater than the average market price for the period, resulting in an anti-dilutive effect on diluted earnings per share.

Note 14 — Segment and Geographic Information

Segment information:

During fiscal fourth quarter 2006, the Company revised its operating segment reporting related to the Neurological and Diabetes operating segment and the Spinal, Ear, Nose and Throat (ENT) and Navigation operating segment. As a result, the Company now maintains seven operating segments, which are aggregated into one reportable segment—the manufacture and sale of device-based medical therapies. The information for the three and six months ended October 28, 2005 has been reclassified to conform to the current presentation of seven operating segments. Each of the Company’s operating segments has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments, and shared infrastructures. Net sales by operating segment were as follows (dollars in millions):

	Three months ended		Six months ended
	October 27, 2006	October 28, 2005	October 27, 2006	October 28, 2005
Cardiac Rhythm Disease Management	$1,363	$1,289	$2,613	$2,558
Spinal and Navigation	625	539	1,224	1,063
Neurological	291	252	567	487
Vascular	287	225	567	430
Diabetes	212	178	408	351
Cardiac Surgery	168	161	336	326
Ear, Nose and Throat	129	121	257	241
	$3,075	$2,765	$5,972	$5,456

Geographic information:

Net sales to external customers by geography are as follows (dollars in millions):

	Three months ended		Six months ended
	October 27, 2006	October 28, 2005	October 27, 2006	October 28, 2005
United States	$2,033	$1,896	$3,916	$3,721
Europe	648	538	1,299	1,086
Asia Pacific	293	254	568	503
Other Foreign	101	77	189	146
	$3,075	$2,765	$5,972	$5,456

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

On February 20, 2006, an arbitration panel issued a final, non-appealable award concluding that Medtronic Vascular’s S670, S660, S540, S7 and Driver stents, which were formerly the subject of a patent infringement dispute between J&J and Cordis and Medtronic Vascular, are licensed under a 1997 agreement between the two companies and subject to a covenant not to sue contained within a 1998 amendment to the 1997 agreement. Cordis since initiated arbitration proceedings against Medtronic Vascular alleging that certain of the products infringe certain patents of J&J and Cordis, and is seeking royalties for such infringement, if any. Medtronic Vascular believes it has meritorious defenses to these allegations and intends to assert these defenses rigorously. The arbitrators have not yet been selected. The Company has not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

On January 26, 2001, DePuy/AcroMed, a subsidiary of J&J, filed suit in U.S. District Court for the District of Massachusetts alleging that Medtronic’s subsidiary, Medtronic Sofamor Danek USA, Inc. (MSD), was infringing a patent relating to a design for a thoracolumbar multiaxial screw (MAS). In March 2002, DePuy/AcroMed supplemented its allegations to claim that MSD’s M10, M8 and Vertex screws infringe the patent. On April 17, 2003 and February 26, 2004, the District Court ruled that those screws do not infringe. On October 1, 2004, a jury found that the MAS screw, which MSD no longer sells in the U.S., infringes under the doctrine of equivalents. The jury awarded damages of $21 million and on February 9, 2005, the Court entered judgment against MSD, including prejudgment interest, in the aggregate amount of $24 million. In fiscal third quarter 2005, the Company recorded an expense equal to the $24 million judgment in the matter. DePuy/AcroMed has appealed the Court’s decisions that the M10, M8 and Vertex screws do not infringe, and MSD has appealed the jury’s verdict that the MAS screw infringes valid claims of the patent. On November 20, 2006, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the District Court that the M10 and M8 screws do not infringe, affirmed the jury’s verdict and damage award on the MAS screws, affirmed the decision that the Vertex screws do not literally infringe, but ruled that there is a triable issue of fact as to whether the Vertex screws infringe under the doctrine of equivalents. The Company has not recorded any additional expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

On May 2, 2003, Cross Medical Products, Inc. (Cross) sued MSD in the U.S. District Court for the Central District of California. The suit alleges that MSD’s CD HORIZON, Vertex and Crosslink products infringe certain patents owned by Cross. MSD has countered that Cross’ cervical plate products infringe certain patents of MSD, and Cross has filed a reply alleging that certain MSD cervical plate products infringe certain patents of Cross. On May 19, 2004, the Court found that the MAS, Vertex, M8, M10, CD HORIZON SEXTANT and CD HORIZON LEGACY screw products infringe one Cross patent. A hearing on the validity of that patent was held on July 12, 2004, after which the District Court ruled that the patents were valid. Cross made a motion for permanent injunction on the multiaxial screw products, which the District Court granted on September 20, 2004, but stayed the effect of the injunction until January 3, 2005. MSD requested an expedited appeal of the ruling and the U.S. Court of Appeals for the Federal Circuit granted the request. The Federal Circuit heard the appeal on March 11, 2005. On September 30, 2005, the Federal Circuit vacated the injunction, modified the trial court’s claim construction rulings, and remanded the matter for trial in the District Court. The Federal Circuit awarded costs to Medtronic on the appeal. In April 2005, the District Court ruled invalid certain claims in the patents Cross asserted against MSD’s Crosslink and cervical plate products. The Court also ruled that Cross cervical plate products infringe MSD’s valid patents and that MSD’s redesigned pedicle screw products infringe one claim of one of the patents owned by Cross. Cross thereafter moved for an injunction against the redesigned screw products, which the District Court granted on May 24, 2005. The District Court then stayed the effectiveness of the injunction until August 22, 2005. On July 27, 2005, the U.S. Court of Appeals for the Federal Circuit granted MSD’s motion to stay the District Court’s injunction pending a full hearing on the appeal. In granting the further stay, the Federal Circuit stated MSD had shown a “...likelihood of success...” on the merits of its appeal. The Federal Circuit heard oral argument on this appeal on March 10, 2006, but has not issued its ruling as of the date of filing this report. The trial court held a status hearing on December 19, 2005, to determine further proceedings in light of the appellate rulings, and it held a second status conference in May 2006. No trial date has been set. The Company has not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5. Separately, on February 1, 2006, MSD filed a lawsuit against Biomet Inc., the corporate parent of Cross (Biomet) and its subsidiary EBI Spine, L.P., for patent infringement. The suit, which involves seven Medtronic patents and seeks injunctive relief and monetary damages, was filed in the U.S. District Court for the District of New Jersey. Three of the patents were purchased by Medtronic from Michelson and involve single-lock anterior cervical plating systems used in cervical spinal fusions. Medtronic claims that a cervical plate marketed by Biomet under the trade name VueLock Anterior Cervical Plate System, and openly promoted as a plate that has a “Secure One Step Locking” mechanism feature, infringes these patents. The other patents involve rod reducer instruments and surgical implantation methods commonly used in spinal surgeries to implant pedicle screws. The lawsuit alleges that Biomet’s pedicle screw systems utilize a rod reducer instrument in a variety of lumbar and thoracic spinal fusion surgeries.

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

On October 15, 2004, Dr. Eckhard Alt filed suit in U.S. District Court for the Eastern District of Texas against Medtronic, Inc. Dr. Alt alleged that certain Medtronic pacemakers and defibrillators infringed four patents Dr. Alt claimed he owned. On February 15, 2006, Dr. Alt filed a second lawsuit in U.S. District Court for the Eastern District of Texas against Medtronic, Inc. alleging that certain Medtronic defibrillators infringed one other patent in which Dr. Alt claimed to have certain rights. On September 15, 2006, the parties consummated transactions that resolved the foregoing litigation. In connection therewith, selected patents and patent applications owned by Dr. Alt or certain of his controlled entities were conveyed and/or licensed to Medtronic and the parties executed mutual releases. The purchase and/or license of intellectual property was accounted for and capitalized as an asset by the Company.

On February 11, 2005, Medtronic voluntarily began advising physicians about a potential battery shorting mechanism that may occur in a subset of implantable cardioverter defibrillators (ICDs) and cardiac resynchronization therapy defibrillators (CRT-Ds), including certain of the Marquis VR/DR and Maximo VR/DR ICDs and certain of the InSync I/II/III Marquis and InSync III CRT-D devices. The Company provided physicians with a list of potentially affected patients and recommended that physicians communicate with those patients so they could manage the potential issue in a manner they felt was appropriate for their individual patients. Subsequent to this voluntary field action, later classified by the FDA as a Class II Recall, a number of lawsuits were filed against Medtronic in various state and federal jurisdictions. The cases were brought either by individuals claiming personal injury or by third party payors seeking reimbursement of costs associated with the field action (including a claim by an individual purporting to act on behalf of the Center for Medicare & Medicaid Services). The personal injury complaints generally alleged strict liability, negligence, warranty and other common law and/or statutory claims; and seek compensatory as well as punitive damages. Cases filed in federal court (either personal injury or third party payor) have been consolidated before one federal judge under a process known as a Multidistrict Litigation case (MDL). There are approximately 417 federal personal injury cases, most of which have been consolidated in the MDL. We expect all federal cases will be transferred to the MDL. There are approximately 34 state court personal injury cases that are not part of the MDL. Separate master complaints were filed in the MDL for the personal injury and third party payor claims. The third party payor master complaint contains class allegations and lawyers for the plaintiffs have indicated that they will request the court’s permission to amend the personal injury master complaint to add class allegations which were omitted from it. The Company intends to challenge any attempt at class certification because it believes individual issues far outweigh any common issues in the various cases. On November 28, 2006, the federal judge managing the MDL denied Medtronic’s motion for summary judgment on the federal personal injury cases. The motion was based on federal preemption, and the denial of the motion does not represent a ruling on the merits. Medtronic believes it has meritorious defenses to the litigation and intends to seek court approval to immediately appeal this decision. A status conference will be held in the MDL before the court on December 21, 2006; next steps in the MDL will be discussed at that time. Medtronic also filed a motion to dismiss the third party payor cases in March 2006 and will ask the court for a hearing on that motion as soon as possible. Additionally, five putative class actions have been filed in Canada. The Company is unaware of any confirmed injury or death resulting from a device failure due to the shorting mechanism that was the subject matter of the field action though certain of the lawsuits make such allegations. The Company has not recorded an expense related to damages in connection with the various Marquis related lawsuits because potential losses are not currently probable or reasonably estimable under SFAS No. 5.

On October 24, 2005, Medtronic received a subpoena from the Office of the United States Attorney for the District of Massachusetts issued under the Health Insurance Portability & Accountability Act of 1996 requesting documents the Company may have, if any, relating to pacemakers and defibrillators and related components; monitoring equipment and services; a provision of benefits, if any, to persons in a position to recommend purchases of such devices; and the Company’s training and compliance materials relating to the fraud and abuse and federal Anti-Kickback statutes. The Company is cooperating fully with the investigation, and has begun to produce documents on a schedule requested by the United States Attorney.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Understanding Our Financial Information

The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic, Inc. For a full understanding of financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 28, 2006. In addition, you should read this discussion along with our condensed consolidated financial statements and related Notes thereto as of October 27, 2006.

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

During fiscal fourth quarter 2006, we revised our operating segment reporting related to our Neurological and Diabetes operating segment and our Spinal, Ear, Nose and Throat (ENT) and Navigation operating segment. As a result, we now function in seven operating segments, consisting of Cardiac Rhythm Disease Management (CRDM); Spinal and Navigation; Neurological; Vascular; Diabetes; Cardiac Surgery; and ENT. The applicable information for fiscal year 2006 has been reclassified to conform to the current presentation.

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

Net earnings for fiscal second quarter 2007 were $681 million, or $0.59 per diluted share, as compared to net earnings of $817 million, or $0.67 per diluted share for the same period last fiscal year, representing a decrease of 17% and 12%, respectively. Fiscal second quarter 2006 net earnings included a $225 million tax benefit associated with the reversal of reserves resulting from favorable agreements reached with the United States Internal Revenue Service (IRS) and a $66 million after-tax special charge related to a charitable donation to The Medtronic Foundation. In addition, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), related to stock-based compensation, using the modified-prospective method beginning in fiscal 2007. In accordance with this method, the Company is not adjusting its reported historical financial statements to reflect the impact of stock-based compensation. Total stock-based compensation expense recognized during the three months ended October 27, 2006 was $32 million after-tax.

Net earnings for the six months ended October 27, 2006 were $1.280 billion, or $1.10 per diluted share, as compared to net earnings of $1.137 billion, or $0.93 per diluted share for the same period last fiscal year, representing an increase of 13% and 18%, respectively. Net earnings for the six months ended October 27, 2006 included a $40 million certain litigation charge. Net earnings for the six months ended October 28, 2005 included a $225 million tax benefit associated with the reversal of reserves resulting from favorable agreements reached with the IRS, a $66 million after-tax special charge related to a charitable donation to The Medtronic Foundation and after-tax IPR&D charges of $295 million. In addition, the Company adopted SFAS No. 123(R), related to stock-based compensation, using the modified-prospective method beginning in fiscal 2007. Total stock-based compensation expense recognized during the six months ended October 27, 2006 was $65 million after-tax.

Net sales for the three and six months ended October 27, 2006 were $3.075 billion and $5.972 billion, representing an increase of 11% and 9%, respectively, from the same periods last year. Foreign currency translation had a favorable impact on net sales for the three and six month periods ending October 27, 2006 of $33 million and $39 million, respectively, when compared to the same periods in the prior year. The primary exchange rate movements that impact our consolidated net sales growth are the United States (U.S.) dollar as compared to the Euro and Japanese Yen. The impact of foreign currency fluctuations on net sales is not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities (see “Quantitative and Qualitative Disclosures About Market Risk” following this management’s discussion and analysis under “Item 3” as it relates to our hedging activities). The table below illustrates net sales by operating segment for the three and six months ended October 27, 2006 and October 28, 2005 (dollars in millions):

	Net Sales			Net Sales
	Three months ended			Six months ended
	October 27, 2006	October 28, 2005	% Change	October 27, 2006	October 28, 2005	% Change
Cardiac Rhythm Disease Management	$1,363	$1,289	6%	2,613	$2,558	2%
Spinal and Navigation	625	539	16	1,224	1,063	15
Neurological	291	252	15	567	487	16
Vascular	287	225	28	567	430	32
Diabetes	212	178	19	408	351	16
Cardiac Surgery	168	161	4	336	326	3
Ear, Nose and Throat	129	121	7	257	241	7
Total Net Sales	$3,075	$2,765	11%	$5,972	$5,456	9%

The increase in net sales for the three and six month periods was driven by strong performances in our Spinal and Navigation, Vascular, Neurological and Diabetes operating segments. Net sales in our largest operating segment, CRDM, increased 6% and 2%, respectively, for the three and six months ended October 27, 2006 as compared to the same periods in the prior year. Although net sales of implantable cardioverter defibrillators (ICDs), our largest product line, decreased in fiscal first quarter 2007 by $45 million, or 6%, when compared to fiscal first quarter 2006, ICD net sales rebounded in fiscal second quarter 2007 to $764 million representing 4% growth as compared to the three months ended October 28, 2005. U.S sales of ICDs during the three and six months ended October 27, 2006 were $554 million and $1.049 billion representing a decline of 4% and 9%, respectively, as compared to the same periods in fiscal 2006. Net ICD sales outside the U.S. continue to grow. Outside the U.S. net sales of ICDs for the three and six months ended October 27, 2006 were $210 million and $387 million representing growth of 36% and 29%, respectively.

There were several factors impacting the net sales of U.S. ICDs. For a portion of the three and six month periods ended October 28, 2005, one key competitor had several product recalls, which bolstered revenues for us in fiscal first and second quarters 2006. While the absence of a competitor increased net sales in the prior year, market concerns about the safety of ICD therapy caused a decrease in demand and implant rates. We have taken several initiatives to reinvigorate the growth in the large and under-penetrated U.S ICD market. First, we continue to make progress with IMPROV HF, an extensive clinical study designed to analyze the treatment patterns of large cardiology practices. We are moving forward with our Sudden Cardiac Arrest national awareness campaign aimed at physicians, patients and hospital administrators to improve awareness of both the risk and prevalence of sudden cardiac arrest, together with the effectiveness of ICD therapy. Finally, we continue to make strategic additions to our field force, including therapy sales representatives, clinical specialists, and general sales representatives.

We continue to believe that the U.S. and worldwide ICD markets are attractive and represent a solid and sustainable growth opportunity. The need for sudden cardiac arrest protection and heart failure treatment is significant in the U.S. and even larger internationally. We expect to see the U.S. ICD market continue to rebound as we move through the remainder of fiscal 2007 and beyond.

While ICDs are our largest product line, they represent less than 25% of our total revenue. The remainder of our diversified business portfolio delivered solid worldwide net sales growth of 14% and 13% for the three and six month periods ended October 27, 2006, respectively, as compared to the same periods in the prior year. Also, outside the U.S. net sales grew across all business segments to $1.042 billion and $2.056 billion for the three and six month periods ended October 27, 2006, an increase of 19% over both periods last year. Outside the U.S. net sales growth for the three and six month periods ended October 27, 2006 were led by a 28% and 36% increase in Vascular net sales, respectively, due to continued acceptance of the Endeavor drug eluting stent (Endeavor), released in August 2005, and a 36% and 29% increase in outside the U.S. ICD sales, respectively.

For more detail regarding net sales, see our discussion of net sales by operating segment within this management’s discussion and analysis.

We remain committed to our Mission of developing lifesaving and life enhancing therapies to alleviate pain, restore health and extend life. We continue to make substantial investments for the expansion of our existing product lines and for the search of new innovative products. Research and development spending during the three and six month periods ended October 27, 2006 of $320 million and $619 million increased 16% and 15%, respectively, compared to the same period in the prior year. Research and development expenses for the three and six months ended October 27, 2006 include an allocation of $10 million and $22 million, respectively, related to stock compensation expense . Our research and development efforts are focused on maintaining or achieving leadership in each of the markets we serve to ensure that patients receive the most advanced and effective treatments possible. We work to improve patient access through well planned studies, which show the cost-effectiveness of our therapies and our alliance with patients, clinicians, regulators and reimbursement agencies. We also focus on clinical trials, which lead to market expansion and enable further penetration of our life changing devices.

Increased investment in our future is fortified by our continued strong cash flow generated from operations of over $1.307 billion during the six months ended October 27, 2006, and our $5.439 billion in cash, short- and long-term debt securities as of October 27, 2006. We will use our cash flow from operations to invest in research and development, potential strategic acquisitions and participation in expanded clinical trials, which support regulatory approval of our products.

As announced December 4, 2006, we intend to pursue a spin-off of our Emergency Response Systems business into an independent, publicly traded company. We believe that the creation of this new company will enable us to more directly focus our resources on high-growth therapies aimed at chronic disease management. See further discussion in the Cardiac Rhythm Disease Management operating segment section within this management’s discussion and analysis.

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

Legal Proceedings

We are involved in a number of legal actions, the outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, which, if granted, could require significant expenditures or result in lost revenues. In accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. If a loss is reasonably likely but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in notes accompanying our condensed consolidated financial statements. If a loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. Our significant legal proceedings are discussed in Note 15 to the condensed consolidated financial statements and are incorporated by reference into Part II, Item 1 — Legal Proceedings. While it is not possible to predict the outcome for most actions discussed, and we believe that we have meritorious defenses against the matters detailed in Note 15, it is possible that costs associated with them could have a material adverse impact on our consolidated earnings, financial position or cash flows.

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

Our operational and tax strategies have resulted in an effective tax rate of 25.25%, which equals our nominal tax rate, versus the U.S. Federal statutory rate of 35% for the three months ended October 27, 2006. See discussion of the tax rate in the “Income Taxes” section of this management’s discussion and analysis.

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

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our condensed consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows. Goodwill was $4.361 billion and $4.346 billion as of October 27, 2006 and April 28, 2006, respectively.

Other intangible assets consist primarily of purchased technology, patents, and trademarks which are amortized using the straight-line method over their estimated useful lives, ranging from 3 to 20 years. We review these intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. Other intangible assets, net of accumulated amortization, were $1.608 billion and $1.592 billion as of October 27, 2006 and April 28, 2006, respectively.

Stock-Based Compensation

Effective April 29, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. We elected the modified-prospective method of adopting SFAS No. 123(R), under which prior periods are not retroactively revised. For us, the valuation provisions of SFAS No. 123(R) apply to awards granted after the April 29, 2006 effective date. Estimated stock-based compensation expense for nonvested awards granted prior to the effective date is being recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures.

Total stock-based compensation expense recognized during the three and six months ended October 27, 2006 was $44 million and $94 million pre-tax, respectively. See Note 2 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information regarding our stock-based compensation programs.

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

Acquisitions

Three and six months ended October 27, 2006

On September 15, 2006, we acquired and/or licensed selected patents and patent applications owned by Dr. Eckhard Alt (Dr. Alt), or certain of his controlled companies in a series of transactions. In connection therewith, we also resolved all outstanding litigation and disputes between Dr. Alt and us and our affiliates. The agreements required the payment of total consideration of $75 million, $74 million of which was capitalized as technology based intangible assets that have an estimated useful life of 11 years. The acquired patents or licenses pertain to the cardiac rhythm disease management field and have both current application and potential for future patentable commercial products.

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

The consideration for Odin was approximately $21 million, which included $6 million in upfront cash and a $2 million milestone payment made in the three months ended October 27, 2006. The $8 million in net cash paid resulted from the $21 million in consideration less the value of our prior investment in Odin and Odin’s existing cash balance.

Three and six months ended October 28, 2005

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

On May 18, 2005, we acquired substantially all of the spine-related intellectual property and related contracts, rights, and tangible materials owned by Gary Michelson, M.D. and Karlin Technology, Inc. (Michelson) and settled all outstanding litigation and disputes between Michelson and us. The acquired patents pertain to novel spinal technology and techniques that have both current application and the potential for future patentable commercial products. The agreement requires total consideration of $1.350 billion for the purchase of a portfolio of more than 100 issued U.S. patents, over 110 pending U.S. patent applications and numerous foreign counterparts to these patents and patent applications, and the settlement of all ongoing litigation. A value of $550 million was assigned to the settlement of past damages between the parties and was recorded as an expense in fiscal fourth quarter 2005. The remaining consideration, including $3 million of direct acquisition costs, was allocated between $628 million of acquired technology based intangible assets that have a useful life of 17 years and $175 million of IPR&D that was expensed on the date of acquisition related to spinal technology based devices that had not yet reached technological feasibility and had no future alternative use. The patents pertain to novel spinal technology and techniques that have the potential for future patentable commercial products in the area of spinal surgery. During fiscal first quarter 2006, we paid $1.320 billion and committed to three future installments of $10 million to be paid in May 2006, 2007, and 2008. The first installment of $10 million was paid in May 2006.

Net Sales

The table below illustrates net sales by operating segment for the three and six months ended October 27, 2006 and October 28, 2005:

	Three months ended			Six months ended
	October 27, 2006	October 28, 2005	% Change	October 27, 2006	October 28, 2005	% Change
Low Power Pacing	$473	$459	3%	$933	$905	3%
High Power Defibrillation	764	733	4	1,436	1,451	(1)
Emergency Response Systems	111	81	37	212	168	26
Other	15	16	(6)	32	34	(6)
CARDIAC RHYTHM DISEASE MANAGEMENT	1,363	1,289	6	2,613	2,558	2
Spinal Instrumentation	421	382	10	833	758	10
Spinal Biologics	178	134	33	341	262	30
Navigation	26	23	13	50	43	16
SPINAL & NAVIGATION	625	539	16	1,224	1,063	15
Neuro Implantables	238	204	17	464	390	19
Gastroenterology & Urology	53	48	10	103	97	6
NEUROLOGICAL	291	252	15	567	487	16
Stents	132	90	47	252	155	63
Other Coronary	85	78	9	177	159	11
Endovascular/Peripheral	70	57	23	138	116	19
VASCULAR	287	225	28	567	430	32
DIABETES	212	178	19	408	351	16
Valves	59	56	5	119	114	4
Perfusion	81	78	4	161	157	3
Cardiac Surgery Technologies	28	27	4	56	55	2
CARDIAC SURGERY	168	161	4	336	326	3
Core ENT	65	64	2	131	129	2
Neurologic Technologies	64	57	12	126	112	13
EAR, NOSE, & THROAT (ENT)	129	121	7	257	241	7
TOTAL	$3,075	$2,765	11%	$5,972	$5,456	9%

Forward-looking statements are subject to risk factors (see “Cautionary Factors That May Affect Future Results” set forth in our Form 10-K for the year ended April 28, 2006) (dollars in millions).

Cardiac Rhythm Disease Management

CRDM products consist primarily of pacemakers, implantable and external defibrillators, leads, ablation products, electrophysiology catheters, navigation systems and information systems for the management of patients with our devices. CRDM net sales for the three months and six months ended October 27, 2006 were $1.363 billion and $2.613 billion, an increase of 6% and 2%, respectively, when compared to the same periods of the prior year. Foreign currency translation had a favorable impact on net sales for the three and six months ended October 27, 2006 of approximately $16 million and $20 million, respectively, when compared to the same periods of the prior year. Although worldwide net sales of implantable cardioverter defibrillators, our largest product line, decreased in fiscal first quarter 2007 by 6%, when compared to fiscal first quarter 2006, worldwide ICD net sales rebounded in fiscal second quarter 2007 to $764 million representing 4% growth as compared to the three months ended October 28, 2005. The rebound in worldwide ICD net sales during fiscal second quarter 2007 was primarily the result of investments in marketing and distribution, such as strategic additions to our field force, including therapy sales representatives, clinical specialists and general sales representatives and reflects the positive acceptance of the Virtuoso/Concerto ICD and Virtuoso/Concerto cardiac resynchronization therapy device with defibrillator backup (CRT-D) which feature our Connexus wireless telemetry. Also, for a portion of the three and six month periods ended October 28, 2005, one key competitor had several product recalls, which bolstered our revenues in fiscal first and second quarters 2006.

U.S sales of ICDs during the three and six months ended October 27, 2006 were $554 million and $1.049 billion representing a decline of 4% and 9%, respectively, as compared to the same periods in fiscal 2006. Net ICD sales outside the U.S continued to be strong with Europe net sales growing over 20% for the three and six months ended October 27, 2006 compared to the same periods last year and fiscal second quarter 2007 net sales in Japan more than doubling over fiscal second quarter 2006 based on the strength of our InSync III Marquis CRT-D launch. Total outside the U.S. net sales of ICDs for the three and six months ended October 27, 2006 were $210 million and $387 million representing growth of 36% and 29%, respectively.

Pacing system net sales for the three months and six months ended October 27, 2006 were $473 million and $933 million, respectively, an increase in both periods of 3% when compared to the same periods of the prior year. The increase in pacing system net sales is primarily due to the continued acceptance of the EnRhythm pacemaker. Also, during fiscal second quarter 2007, we fully launched our newest pacing platform, the Adapta, Versa and Sensia family, which incorporates capabilities unique in the market, including managed ventricular pacing, or MVP, automaticity and the connection to our remote monitoring system, CareLink. Initial acceptance of Adapta has been very positive.

Emergency response systems net sales for the three months and six months ended October 27, 2006 were $111 million and $212 million, an increase of 37% and 26%, respectively, when compared to the same periods of the prior year. Fiscal 2006 results were impacted by vendor supply issues resulting in stoppage of shipments of several key products. The vendor supply issues were resolved in late fiscal third quarter 2006.

Looking ahead, we expect our CRDM operating segment should benefit from the following:

•

Continued acceptance and increased account penetration of the Concerto and Virtuoso line of ICDs commercially launched in Europe and in the U.S in fiscal first quarter 2007. These are our first devices with wireless telemetry, enabling remote communication between the implanted device and programmers in a clinician’s office and at implant, or between the device and a patient home monitor.

•

Continued acceptance of Adapta, Versa and Sensia pacemakers which all received FDA approval in fiscal first quarter 2007 and were launched in the U.S. in August 2006. These pacemakers were introduced to the European market during fiscal third quarter 2006. Each pacemaker provides physiologic pacing adapted to the needs of individual patients and includes an exclusive MVP mode.

•

Continued returns on our investments in marketing and distribution. We continue to believe that the U.S. and worldwide ICD markets are attractive and represent a solid and sustainable growth opportunity. The need for sudden cardiac arrest protection and heart failure treatment is significant in the U.S. and even larger internationally. We expect to see the U.S. ICD market continue to rebound as we move through the remainder of fiscal 2007 and beyond.

•

Continued expansion of the Medtronic Carelink Network, available on both pacing and ICD platforms. As of the end of fiscal second quarter 2007 more than 1,000 clinics were monitoring nearly 95,000 patients in the U.S on the Carelink network.

As announced December 4, 2006, we intend to pursue a spin-off of our Emergency Response Systems business into an independent, publicly traded company named Physio-Control, Inc. As part of our annual strategic management process, it was determined that the Emergency Response Systems business is not central to our long-term strategic objectives. Spinning-off this business will enable us to focus more directly on high-growth therapies aimed at chronic disease management. As an independent company, we believe that Physio-Control will be better positioned to access a new level of operational, strategic and financial flexibility to invest in and grow its business. The distribution ratio and record date have not yet been determined.

Spinal and Navigation

Spinal and Navigation products include thoracolumbar, cervical and interbody spinal devices, bone graft substitutes and surgical navigation tools. Spinal and Navigation net sales for the three and six months ended October 27, 2006 were $625 million and $1.224 billion, an increase of 16% and 15%, respectively, over the same periods of the prior year. Foreign currency translation had a minimal impact on net sales for the three and six months ended October 27, 2006 as compared to the same periods of the prior year. The net sales increase for the three and six months ended October 27, 2006 in the operating segment were driven primarily by our Spinal business, which grew 16% and 15%, respectively, over the same periods of the prior fiscal year. Spinal instrumentation net sales for the three and six months ended October 27, 2006 were $421 million and $833 million, an increase of 10% in both periods of the prior year despite limited commercial availability of sufficient human allograft supply. Spinal Biologics net sales for the three and six months ended October 27, 2006 were $178 million and $341 million, an increase of 33% and 30%, respectively, over the same periods of the prior year. The Spinal sales increase reflects solid growth across our portfolio of product offerings including expanded surgeon adoption of INFUSE Bone Graft, growth of the Legacy family, MAST products and continued strength of our dynamic stabilization portfolio, including the DIAM System and our family of artificial discs. Our MAST family of products, which includes the industry’s most comprehensive offering of minimal-access procedural solutions, continues to drive growth led by the SEXTANT I and II with over 25% growth in fiscal second quarter 2007. Navigation net sales for the three and six months ended October 27, 2006 were $26 million and $50 million, an increase of 13% and 16%, respectively, over the same periods of the prior year as a result of continued strength of the StealthStation TRIA Treon and Polestar N20 surgical navigation equipment.

Looking ahead, we expect our Spinal and Navigation operating segment should benefit from the following:

•

Continued acceptance of the INFUSE Bone Graft for spinal fusion and certain types of acute, open tibia fractures and the expansion for indications for INFUSE Bone Graft. On November 9, 2006, a U.S. Food and Drug Administration (FDA) advisory panel recommended approval of INFUSE Bone Graft for use in oral maxillofacial procedures.

•

Continued acceptance of our expanding suite of MAST products and minimally invasive surgical techniques. During fiscal second quarter 2007, we expanded the CD Horizon family of products with the launch of the LEGACY PEEK Rod System for posterior spinal fusion procedures, the ENGAGE PLATE System for lumbar fusion surgery, and the LEGACY VCM Instrument Set to treat scoliosis. During fiscal year 2006, we introduced the CD HORIZON SPIRE Spinal System, the METRx II Instrument Set, and CD HORIZON SEXTANT II System for use in various types of minimally invasive spinal surgery.

•

Continued acceptance outside the U.S. of our dynamic stabilization products, including the DIAM System, MAVERICK Lumbar Artificial Disc, and PRESTIGE LP Cervical Disc Systems. Conditional approval for an Investigational Device Exemption in the U.S. was received for DIAM in fiscal year 2006. During fiscal second quarter 2007, the first patient enrolled in the U.S. trial to study the DIAM posterior stabilization system.

•

An FDA advisory panel unanimously voted to recommend approval of the PRESTIGE Cervical Disc System. The PRESTIGE Disc is the first in a portfolio of artificial disc replacements designed to maintain motion while replacing a diseased disc that is removed from a patient’s cervical spine. Approval is anticipated in the U.S. before the end of fiscal year 2007.

•

Acceptance of Arcuate and Arcuate XP, launched in fiscal second quarter 2007, which provides new treatments for patients who suffer from painful and often disabling symptoms associated with a vertebral compression fracture.

Neurological

Neurological products consist of therapeutic and diagnostic devices, including implantable neurostimulation systems, external and implantable drug administration devices, urology products, gastroenterology products and functional diagnostic and sensing equipment. Neurological net sales for the three and six months ended October 27, 2006 were $291 million and $567 million, an increase of 15% and 16%, respectively, when compared to the same periods of the prior year. Foreign currency translation had a minimal impact on net sales for the three and six months ended October 27, 2006 when compared to the same periods of the prior year. Net sales growth for the three and six months was driven by key products including the Restore Rechargeable Neurostimulation System for pain management introduced during the first three months of the fiscal year, the RestoreADVANCED and PrimeADVANCED Neurostimulation System for pain management, Activa deep brain stimulation for the treatment of movement disorders associated with advanced Parkinson’s disease, dystonia, and essential tremor, InterStimII Therapy for the treatment of urinary control and Prostiva for the treatment of enlarged prostate.

Looking ahead, we expect our Neurological operating segment should benefit from the following:

•

Continued acceptance of Activa deep brain stimulation. Results of a major randomized controlled multi-center study were published recently in the New England Journal of Medicine demonstrating that Activa deep brain stimulation therapy combined with medication is significantly more effective than medication alone in treating motor symptoms of advanced Parkinson’s disease.

•

Continued acceptance of RestoreADVANCED and PrimeADVANCED neuronstimulation systems which launched in the U.S. market during fiscal second quarter 2007. Enhanced programming capabilities will help aid physicians in targeting the specific stimulation area on the spinal cord to provide optimal pain relief.

•

Continued acceptance of Prostiva RF (radio-frequency) therapy for the treatment of symptomatic benign prostatic hyperplasia (BPH), or enlarged prostate which launched in the U.S market in May 2006. Prostiva RF therapy delivers low-level radio frequency energy to a precisely targeted area of an enlarged prostate.

•

Continued acceptance of InterStim II neurostimulation system for the treatment of overactive bladder and urinary retention which launched worldwide in fiscal first quarter 2007. The InterStim therapy uses sacral nerve stimulation to improve bladder function. InterStim II’s enhancements include greater flexibility to accommodate more patients, a streamlined implant procedure and simplified programming. The improved patient programmer also provides patients more control of their therapy.

Vascular

Vascular products consist of coronary and peripheral stents and related delivery systems, endovascular stent graft systems, distal embolic protection systems and a broad line of balloon angioplasty catheters, guide catheters, guidewires, diagnostic catheters and accessories. Vascular net sales for the three and six months ended October 27, 2006 were $287 million and $567 million, an increase of 28% and 32%, respectively, when compared to the same periods of the prior year. Foreign currency had a favorable impact on net sales during the three and six months ended October 27, 2006 of approximately $7 million for both periods when compared to the same periods of the prior year. Coronary Vascular net sales for the three and six months ended October 27, 2006 were $217 million and $429 million, an increase of 29% and 37%, respectively, driven by stent growth of 47% and 63%, respectively, when compared to the same periods of the prior year. Endeavor, introduced in fiscal year 2006 in markets outside the U.S., contributed $73 million and $139 million during the three and six month periods ended October 27, 2006, respectively. Endeavor is now commercially released in more than 100 countries outside the U.S., and Endeavor sales have benefited from favorable safety and efficacy data and its ease of delivery. Other coronary products, including balloons, guides and wires, also showed strong performance as net sales increased 9% and 11%, respectively, for the three and six months ended October 27, 2006 when compared to the same periods of the prior fiscal year. The Endovascular/Peripheral business grew 23% and 19%, respectively, for the three and six months ended October 27, 2006, when compared to the same period in the prior fiscal year as a result of strong growth in sales of the AAAdvantage, which is used to treat abdominal aortic aneurysms (AAA) in the U.S., and increased sales of the Valiant Thoracic Stent Graft System outside the U.S. The Valiant stent graft is a next-generation stent graft used for the minimally invasive repair of the thoracic aorta, the body’s largest artery, for several disease states including aneurysms, penetrating ulcers, acute or chronic dissections, and contained or traumatic ruptures.

Looking ahead, we expect our Vascular operating segment should benefit from the following:

•

Continued Endeavor growth in fiscal year 2007 from increasing drug eluting stent market share in currently available commercial markets and full access in France, China, Korea, Taiwan, Canada and Australia.

•

Our anticipated entry into the U.S. drug eluting stent market. The final module of the Endeavor PMA was submitted in November 2006 and FDA approval and U.S. launch is anticipated in calendar 2007. Positive clinical results from the ENDEAVOR II pivotal trial provided further evidence of the sustained safety and effectiveness of Endeavor, with a clinically and statistically significant treatment effect in comparison to the bare Driver stent.

•

Continued growth from market share gains achieved through the launch of the AneuRx AAAdvantage Stent Graft in the U.S. Continued acceptance of the Talent AAA Stent Graft and Valiant Thoracic Stent Graft in markets outside the U.S., excluding Japan.

Diabetes

Diabetes net sales for the three and six months ended October 27, 2006 were $212 million and $408 million, an increase of 19% and 16%, respectively, when compared to the same periods of the prior year. Foreign currency translation had a minimal impact on net sales for the three and six months ended October 27, 2006 when compared to the same periods of the prior year. External pump sales for the three and six month periods ended October 27, 2006 were $99 million and $182 million, respectively, as compared to $69 million and $136 million, respectively, for the same periods in the prior year representing growth of 43% and 34%, respectively. This increase reflects strong sales growth of the Paradigm REAL-time Sensor Augmented and Paradigm 515 and 715 insulin pumps to new as well as existing patients. The MiniMed Paradigm family of insulin pumps offers increased customization of insulin dosage based on patient specific information and enhanced information management capabilities. Sales of disposables during the three and six months ended October 27, 2006 were $103 million and $206 million, respectively, as compared to $98 million and $197 million, respectively, for the same periods in the prior year.

Looking ahead, we expect our Diabetes operating segment should benefit from the following:

•

Continued acceptance of the MiniMed Paradigm REAL-Time Insulin Pump and Continuous Glucose Monitoring System, approved by the FDA in April 2006, which is a progressive new therapy available for patients who use insulin to treat diabetes. This insulin pump integrates with REAL-Time continuous glucose monitoring. This new technology will help patients take immediate corrective or preventive action to maintain healthy glucose levels and delay or prevent diabetes-related complications, including coma, blindness, kidney failure, amputation, impotence, and heart disease. We expect strong market acceptance of the MiniMed Paradigm REAL-Time System to contribute positively to our leadership position in insulin pump sales, and the improvement of disposables sales growth in the U.S. in the latter half of fiscal 2007.

•

Acceptance of the Guardian REAL-Time Continuous Glucose Monitoring System for diabetes management. The Guardian REAL-Time System is a stand alone glucose monitoring system which provides patients with real-time glucose trend graphs and predictive alarms informing them when their glucose levels become too high or too low, enabling better management of diabetes. The Guardian REAL-Time System was approved in the U.S. in fiscal first quarter 2007 and is expected to be available by the end of calendar year 2006.

Cardiac Surgery

Cardiac Surgery products include perfusion systems, products for the repair and replacement of heart valves, minimally invasive cardiac surgery products, positioning and stabilization systems for beating heart surgery, surgical accessories and surgical ablation products. Cardiac Surgery net sales for the three and six months ended October 27, 2006 were $168 million and $336 million, an increase of 4% and 3%, respectively, when compared to the same periods of the prior year. Foreign currency translation had a minimal impact on net sales for the three and six months ended October 27, 2006 as compared to the same periods in the prior fiscal year. The increase in net sales was driven by slight growth across all product lines.

Looking ahead, we expect our Cardiac Surgery operating segment should benefit from the following:

•

Future acceptance of the Melody and Ensemble transcatheter pulmonic valve system, which received CE Mark approval for commercial sale in Europe in October 2006. This technology provides a catheter-based approach to pulmonic valve replacement for patients with congenital heart defects, thereby reducing the number of open-heart surgeries required during their lifetime.

•

Two new products, the Performer Cardio Bypass System (CPB) and the Octopus Evolution tissue stabilizer which were fully launched in fiscal second quarter 2007. The Performer CPB is a more compact console, one-third the size of traditional heart-lung machines. The Octopus Evolution continues our series of innovative cardiac surgery instruments for revascularization surgery.

ENT

ENT consists of ear, nose and throat related products (Core ENT) and neurologic technology related products including powered tissue-removal systems and other microendoscopy instruments, implantable devices, nerve monitoring systems, disposable fluid-control products, image-guided surgery systems, a Ménière’s treatment device, hydrocephalus shunt devices, external drainage systems, cranial fixation devices, neuroendoscopes and dura repair products. ENT net sales for the three and six months ended October 27, 2006 were $129 million and $257 million, an increase of 7% in both periods when compared to the same periods of the prior year. Foreign currency translation had a minimal impact on net sales for the three and six months ended October 27, 2006 as compared to the same periods in the prior fiscal year. Core ENT net sales for the three and six months ended October 27, 2006 were $65 million and $131 million. Net sales were flat year over year due to the loss of revenue from our tonometry product line that was sold in fiscal third quarter 2006. The primary drivers of the increase in Core ENT related net sales were continued physician acceptance of the Straightshot M4 Microdebrider, the NIM-Response 2.0 Nerve Integrity Monitor and image guided surgery systems. Neurologic Technology related net sales for the three and six months ended October 27, 2006 were $64 million and $126 million, an increase of 12% and 13%, respectively as compared to the same periods of the prior year. The primary drivers of growth in Neurologic Technology were continued acceptance of the high-speed powered surgical drill systems, including the EHS Stylus system and the Strata valve, an adjustable flow control valve in which the resistance properties of the valve can be changed non-invasively by the caregiver. The valve is designed to minimize overdrainage of cerebrospinal fluid and maintain intraventricular pressure within a normal physiologic range, regardless of patient position.

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

Costs and Expenses

The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended		Six months ended
	October 27, 2006	October 28, 2005	October 27, 2006	October 28, 2005
Cost of products sold	25.9%	25.1%	25.6%	24.7%
Research & development	10.4	9.9	10.4	9.9
Selling, general & administrative	33.7	32.7	33.8	32.7
IPR&D	—	—	—	6.7
Certain litigation	—	—	0.7	—
Special charges	—	3.6	—	1.8
Other expense, net	1.6	1.5	1.9	1.7
Interest income, net	(1.2)	(0.5)	(1.3)	(0.5)

Cost of Products Sold

Cost of products sold for the three and six months ended October 27, 2006, as a percentage of net sales, increased by 80 and 90 basis points, respectively, from the same periods of the prior year to 25.9% and 25.6%, respectively. The increase in cost of products sold as a percentage of net sales in the three months ended October 27, 2006 was due to a 120 basis point decrease relating to geographic and product mix shifts, specifically from faster growth outside the U.S. combined with slower U.S. ICD growth, which led to reduced production volumes, a 10 basis point decrease for the recognition of $4 million of stock based compensation expense in the period and a 10 basis point decrease for unfavorable manufacturing variances in the period. These declines in gross margin were offset by 60 basis points of favorable foreign currency adjustments. The 90 basis point increase in cost of products sold as a percentage of net sales for the six months ended October 27, 2006 was due to a 110 basis point decrease relating to geographic and product mix shifts, specifically from faster growth outside the U.S. combined with slower U.S. ICD growth. Gross margin was also reduced by almost 20 basis points due to the recognition of $10 million of stock based compensation expense in the period, offset by a 40 basis point increase from favorable foreign currency adjustments.

Research and Development

Consistent with prior periods, we have continued to invest heavily in the future by spending aggressively on research and development efforts. For the three and six months ended October 27, 2006, research and development spending was $320 million and $619 million, respectively, or 10.4% as a percentage of net sales compared to $275 million and $538 million, or 9.9% as a percentage of net sales, for the three and six months ended October 28, 2005, respectively. For the three and six months ended October 27, 2006, approximately 30 basis points ($10 million) and 40 basis points ($22 million) of the 50 basis point increases for each respective period over the same periods of the prior fiscal year were the result of stock based compensation expense recognition in the periods. The remainder of the increase in research and development expense for both of the respective periods was the result of our commitment to develop technological enhancements and new indications for existing products, and less invasive and new technologies to address unmet medical needs.

Selling, General and Administrative

Selling, general and administrative expense for the three and six months ended October 27, 2006, as a percentage of net sales, increased 100 basis points and 110 basis points to 33.7% and 33.8%, respectively, as compared to the same periods of the prior year. The increases are due mainly to the recognition of stock based compensation expense of $30 million and $61 million, or 100 basis points, respectively. The remaining increase for the six months ended October 27, 2006 is due to expenses associated with our previously communicated investment in selling and marketing activities, particularly for CRDM, Spinal and Diabetes, offset by our continual cost control measures across all of our businesses and attempts to leverage the general and administrative categories.

Special, Certain Litigation and IPR&D Charges

Special, certain litigation and IPR&D charges for the three and six months ended October 27, 2006 and October 28, 2005 were as follows:

	Three months ended		Six months ended
(dollars in millions, except per share data)	October 27, 2006	October 28, 2005	October 27, 2006	October 28, 2005
Special charges (net of $34 tax)	$—	$66	$—	$66
Certain litigation charges (net of $- tax)	—	—	40	—
IPR&D charges (net of $69 tax)	—	—	—	295
Tax benefit from the reversal of tax reserves	—	(225)	—	(225)
Total special, certain litigation and IPR&D charges, net of tax	$—	$(159)	$40	$136
Per Diluted Share Data:
Special charges	$—	$0.05	$—	$0.05
Certain litigation charges	—	—	0.04	—
IPR&D charges	—	—	—	0.24
Tax benefit from the reversal of tax reserves	—	(0.18)	—	(0.18)
Total Per Diluted Share	$—	$(0.13)	$0.04	$0.11

Special Charges

There were no special charges for the three and six months ended October 27, 2006.

In fiscal second quarter 2006, we recorded a $66 million, after-tax, charitable donation to The Medtronic Foundation, a related party non-profit organization. Additionally, during fiscal second quarter 2006, we recorded a $225 million tax benefit associated with favorable agreements with the IRS involving the review of domestic income tax returns for fiscal years 1997 through 2002 (see Note 12 to the condensed consolidated financial statements).

Certain Litigation

During fiscal first quarter 2007 we recorded a certain litigation charge of $40 million related to a settlement agreement with the United States Department of Justice which requires the government to obtain dismissal of two qui tam civil suits pending against us, and is conditional upon such dismissal being obtained. The two suits were based upon allegations about certain sales and marketing practices in the Spinal business. The settlement agreement reflects our assertion that the Company and its current employees had not engaged in any wrongdoing or illegal activity (see Note 15 to the condensed consolidated financial statements).

There were no certain litigation charges for the three and six months ended October 28, 2005.

IPR&D Charges

There were no IPR&D charges for the three and six months ended October 27, 2006.

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

In fiscal first quarter 2006, we also entered into a royalty bearing, non-exclusive patent cross-licensing agreement with NeuroPace, Inc. Under the terms of the agreement, the two companies cross-licensed patents and patent applications of neurological technology related to direct electrical stimulation or monitoring of the brain. On the date of the agreement, $20 million was expensed as IPR&D related to the licensed technology since technological feasibility of the project has not yet been reached and it had no future alternative use. This licensed technology is expected to enhance our ability to further develop and expand our therapies for neurological disorders.

Other Expense, Net

Other expense, net includes intellectual property amortization expense, royalty income and expense, realized minority investment gains and losses, realized foreign currency transaction and derivative gains and losses and impairment charges. Other expense, net for the three and six months ended October 27, 2006 increased $9 and $25 million, to $50 and $116 million, respectively, compared to the same periods in the prior year. The increase of $9 million for the three months ended October 27, 2006 is due to increased royalty expense in our Vascular and Spinal businesses. The increase of $25 million for the six months ended October 27, 2006 is due to increased royalty expense in our Vascular and Spinal businesses and higher amortization of intellectual property.

Interest Income, Net

For the three and six months ended October 27, 2006, we generated net interest income of $37 and $76 million, respectively, as compared to net interest income of $14 and $29 million, respectively, for the same periods of the prior fiscal year. The increases for the three and six months ended October 27, 2006 are the result of the higher cash and cash investment balances as compared to the prior periods. Interest income continues to increase, as we have maintained our ability to generate rates of returns on our investments that exceed the interest rates we are paying on our outstanding debt.

Income Taxes

	Three months ended			Six months ended
	October 27, 2006	October 28, 2005		October 27, 2006	October 28, 2005
	(dollars in millions)
Income tax (benefit) provision	$230	$(52)		$446	$120
Effective tax rate	25.25%	(6.7	) %	25.83%	9.5%
Impact of special and IPR&D charges	—	30.7		(0.58)	16.5
Nominal tax rate (1)	25.25	24.0		25.25	26.0

_________

(1)	Nominal tax rate is defined as the income tax (benefit) provision as a percentage of taxable income, excluding special, certain litigation and IPRD charges.

Our effective tax rate for the three and six months ended October 27, 2006 was 25.25% and 25.83% compared to (6.7%) and 9.5%, respectively, from the same periods of the prior fiscal year. The increase for the three month period ended October 27, 2006 reflects the tax impact of special charges and a 125 basis point increase in the nominal tax rate. The increase for the six month period ended October 27, 2006 reflects the tax impact of special and IPR&D charges and a 75 basis point decrease in the nominal tax rate. The change in the nominal tax rates from prior to current periods are due to the impact of benefits derived from our international operations.

Tax audits associated with the allocation of income, and other complex issues, may require an extended period of time to resolve and may result in income tax adjustments if changes to our allocation are required between jurisdictions with different tax rates. Tax authorities periodically review our tax returns and propose adjustments to our tax filings. The IRS has completed its audits with us for all years through fiscal year 2002. Tax years audited by the IRS, however, remain open for foreign tax audits and competent authority proceedings. Competent authority proceedings are a means to resolve intercompany pricing disagreements between countries.

In August 2003, the IRS proposed adjustments arising out of its audit of our fiscal years 1997, 1998 and 1999 tax returns. We initiated a defense of these adjustments at the IRS appellate level in November 2004. All matters related to these tax years have been resolved except for an issue related to the allocation of income between Medtronic, Inc., and its wholly owned subsidiary in Switzerland. Also, during fiscal year 2006, the IRS issued its audit report for fiscal years 2000, 2001 and 2002. We have reached agreement with the IRS on substantially all of the proposed adjustments for those fiscal years. The only item of significance that remains unresolved relates to the carryover impact of the proposed allocation of income for fiscal years 1997 through 1999. The unresolved issue from the 1997 through 2002 tax audits, as well as tax positions taken by the IRS or foreign tax authorities during future tax audits, could have a material unfavorable impact on our effective tax rate in future periods. We continue to believe that we have meritorious defenses for our tax filings and will vigorously defend them through litigation in the courts, as necessary. We believe that we have provided for probable liabilities resulting from tax assessments by taxing authorities.

Liquidity and Capital Resources

	October 27, 2006	April 28, 2006
	(dollars in millions)
Working capital	$5,728	$5,971
Current ratio*	3.1:1.0	2.4:1.0
Cash, cash equivalents, and short-term investments	$3,605	$6,101
Long-term investments in public and private debt securities**	1,856	767
Cash, cash equivalents, short-term investments, and long-term debt securities	$5,461	$6,868
Short-term borrowings and long-term debt	$6,110	$7,923
Net cash position***	$(649)	$(1,055)

_________________

*	Current ratio is the ratio of current assets to current liabilities.
**	Long-term investments include public and private debt securities with a maturity date greater than one year from the end of the period.
***	Net cash position is the sum of cash, cash equivalents, short-term investments and long-term investments in public and private debt securities less short-term borrowings and long-term debt.

The decrease in our net cash position primarily relates to the retirement of $1.877 billion in debentures, cash outlays for capital expenditures, and dividends and share repurchases offset by income from operations and other cash proceeds. (see “summary of Cash Flows” section of this management’s discussion and analysis for further discussion of our cash uses and proceeds). The decrease in our working capital relates to our investment of the repatriated controlled foreign operations earnings in long-term trading securities, offset by normal operating changes in other account balances.

At October 27, 2006 and April 28, 2006, approximately $5.144 billion and $4.168 billion, respectively, of cash, cash equivalents, short-term investments and long-term investments in debt securities were held by our non-U.S. subsidiaries. These funds are available for use by worldwide operations; however, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would be subject to U.S. tax.

We believe our existing cash and investments, as well as our unused lines of credit and commercial paper capacity of $2.415 billion, if needed, will satisfy our foreseeable working capital requirements for at least the next twelve months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions.

Summary of Cash Flows

	For the six months ended
	October 27, 2006	October 28, 2005
Cash provided by (used in):
Operating activities	$1,307	$1,019
Investing activities	(893)	(2,229)
Financing activities	(2,341)	838
Effect of exchange rate changes on cash and cash equivalents	23	88
Net change in cash and cash equivalents	$(1,904)	$(284)

Operating Activities

Our net cash provided by operating activities was $1.307 billion for the six months ended October 27, 2006 compared to net cash provided by operating activities of $1.019 billion in the same period of the prior year. The $288 million increase in net cash provided by operating activities was primarily attributable to:

•	A $412 million decrease in cash used for operating assets and liabilities, primarily driven by a $496 million change in accounts payable and accrued liabilities and changes in deferred taxes partially offset by:

•	The timing of other receipts and payments in the ordinary course of business

Investing Activities

Our net cash used in investing activities was $893 million for the six months ended October 27, 2006 compared to $2.229 billion used in investing activities for the six months ended October 28, 2005. The $1.336 billion decrease in net cash used in investing activities was primarily attributable to:

•	Decrease of $969 million in cash used for acquisitions and purchase of intellectual property, as fiscal year 2006 included several large strategic acquisitions

•

A $421 million decrease in the net position of marketable securities, as additional securities were sold to redeem the convertible notes put to the Company in September 2006 and to fund normal operations of the Company

Financing Activities

Our net cash used in financing activities was $2.341 billion for the six months ended October 27, 2006, compared to net cash provided by financing activities of $838 million for the six months ended October 28, 2005. The $3.179 billion increase in net cash used in financing activities was primarily attributable to:

•

$1.877 billion in cash used to repurchase long-term debt after the bond holders put the Contingent Convertible debentures to us and a $323 million decrease in proceeds from issuance of commercial paper

•

A $993 million net decrease in proceeds from the issuance of long-term debt as the Company had issued $1.000 billion in Senior Notes in the prior year to fund the acquisitions and purchases of intellectual property partially offset by:

•	A $141 million decrease in proceeds from issuance of common stock and $166 million decline in stock repurchases

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

We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, or cash flows. Presented below is a summary of contractual obligations and other minimum commercial commitments as of October 27, 2006.

	Maturity by Fiscal Year
	Total	Remaining 2007	2008	2009	2010	2011	Thereafter

Contractual obligations related to off-balance sheet arrangements
Foreign currency contracts (1)	$2,807	$1,920	$887	$-	$-	$-	$-
Operating leases	245	47	69	49	27	12	41
Inventory purchases (2)	674	124	278	78	74	72	48
Commitments to fund minority investments/contingent acquisition consideration (3)	127	40	32	32	1	1	21
Interest payments (4)	1,055	70	139	139	139	127	440
Other (5)	481	137	174	52	31	20	67
Total	$5,342	$2,329	$1,570	$346	$269	$229	$598
Contractual obligations reflected in the balance sheet:
Long-term debt, excluding capital leases (6)	$5,494	$-	$-	$94	$-	$2,600	$2,800
Capital leases (7)	91	3	11	11	13	16	37
Other(8)	25	12	13	-	-	-	-
Total	$5,610	$15	$24	$105	$13	$2,616	$2,837

_________________

(1)	As these obligations were entered into as hedges, the majority of these obligations will be offset by gains/losses on the related assets, liabilities, and/or transactions being hedged.

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

(4)

Interest payments in the table above reflect the interest on our outstanding debt, including the $4.400 billion of Senior Convertible Notes, $1.000 billion of Senior Notes and $94 million of Contigent Convertible Debentures. The interest rate on each outstanding obligation varies and interest is payable semi-annually. The interest rate is 1.500% on the $2.200 billion Senior Convertible Notes due 2011 and 1.625% on the $2.200 billion Senior Convertible Notes due 2013, 4.375% on the $400 million of Senior Notes due 2010, 4.750% on the $600 million of Senior Notes due 2015 and 1.250% on the Contingent Convertible Debentures due 2021.

(5)	These obligations include commitments to replace our existing legacy enterprise resource systems, construction of our new CRDM campus and certain research and development arrangements.

(6)

Long-term debt in the table above includes $4.400 billion Senior Convertible Notes issued in April 2006, $1.000 billion Senior Notes issued in September 2005 and $94 million related to our Contingent Convertible Debentures. In September, 2006 the Company repurchased $1.877 billion of Contingent Convertible Debentures as a result of certain holders exercising their put options. The table above also includes the impact of the five year interest rate swap entered into in November 2005.

(7)

Capital lease obligations include a sale-leaseback agreement entered into in fiscal fourth quarter 2006 whereby certain manufacturing equipment was sold and is being leased by us over a seven year period.

(8)

These obligations include royalty payments and a financing arrangement associated with our fiscal year 2002 acquisition of Kobayashi Pharmaceutical Co.’s interest in a joint venture it had formed with us in 1996 to distribute spinal products in Japan.

Debt and Capital

Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percent of total interest-bearing debt and equity was 37% and 46% at October 27, 2006 and April 28, 2006, respectively.

In October 2005, our Board of Directors authorized the repurchase of up to 40 million shares of our common stock. Shares are repurchased from time to time to support our stock-based compensation programs and to take advantage of favorable market conditions. In April 2006, the Board of Directors made a special authorization for the Company to repurchase up to 50 million shares of the Company’s common stock in conjunction with the $4.400 billion Senior Convertible Note offering (see below for further discussion). During the three and six months ended October 27, 2006, we repurchased approximately 6.6 million shares and 9.2 million shares at an average price of $45.21 and $43.21, respectively. During the three and six months ended October 28, 2005, we repurchased approximately 6.0 million shares and 10.3 million shares at an average price of $55.98 and $54.52, respectively. The amounts disclosed as repurchased for the six months ended October 27, 2006 include 544,224 shares that we obtained as part of the final settlement of the previously announced and executed accelerated share repurchase program. Excluding the shares obtained in the settlement of the accelerated share repurchase program, for the six months ended October 27, 2006, we repurchased 6.6 million and 8.7 million shares at an average price of $45.21 and $45.92, respectively. The Company has approximately 27.5 million shares remaining under current buyback authorizations approved by the Board of Directors.

In April 2006, we issued $2.200 billion of 1.500% Senior Convertible Notes due 2011 and $2.200 billion of 1.625% Senior Convertible Notes due 2013, collectively the Senior Convertible Notes. The Senior Convertible Notes were issued at par and pay interest in cash semi-annually in arrears on April 15 and October 15 of each year. The Senior Convertible Notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness. The Senior Convertible Notes have an initial conversion price of $56.14 per share. The Senior Convertible Notes may only be converted: (i) during any calendar quarter if the closing price of our common stock reaches 140% of the conversion price for 20 trading days during a specified period, or (ii) if specified distributions to holders of our common stock are made or specified corporate transactions occur, or (iii) during the last month prior to maturity of the applicable notes. Upon conversion, a holder would receive: (i) cash equal to the lesser of the principal amount of the note or the conversion value and (ii) to the extent the conversion value exceeds the principal amount of the note, shares of our common stock, cash, or a combination of common stock and cash, at our option. In addition, upon a change in control, as defined, the holders may require us to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, plus a number of additional make-whole shares of our common stock, as set forth in the applicable indenture. The indentures under which the Senior Convertible Notes were issued contain customary covenants, all of which we remain in compliance as of April 28, 2006. A total of $2.500 billion of the net proceeds from these note issuances were used to repurchase common stock.

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

In September 2002 and 2004, as a result of certain holders of the Old Debentures exercising their put options, we repurchased $39 million and $1 million respectively, of the Old Debentures for cash.

On January 24, 2005, we completed an exchange offer whereby holders of approximately $1.930 billion of the total principal amount of the Old Debentures exchanged their existing securities for an equal principal amount of 1.25% Contingent Convertible Debentures, Series B due 2021 (New Debentures), as described below. Following the completion of the exchange offer, we repurchased approximately $2 million of the Old Debentures for cash.

The terms of the New Debentures are consistent with the terms of the Old Debentures noted above, except that: (i) the New Debentures require us to settle all conversions for a combination of cash and shares of our common stock, if any, in lieu of only shares. Upon conversion of the New Debentures we will pay holders cash equal to the lesser of the principal amount of the New Debentures or their conversion value, and shares of our common stock to the extent the conversion value exceeds the principal amount of the New Debentures; and (ii) the New Debentures require us to pay only cash (in lieu of shares of our common stock or a combination of cash and shares of our common stock) when we repurchase the New Debentures at the option of the holder or when we repurchase the New Debentures in connection with a change of control.

In September 2006, as a result of certain holders of the New Debentures and Old Debentures exercising their put options, we repurchased $1.835 billion of the New Debentures for cash and $42 million of the Old Debentures for cash. Twelve months prior to the put options becoming exercisable, the remaining balance of the New Debentures and the Old Debentures will be classified as short-term borrowings. At each balance sheet date without a put option within the subsequent four quarters, the remaining balance will be classified as long-term debt. Accordingly, during the second quarter of fiscal year 2007, $93 million of New Debentures and $1 million of the Old Debentures were reclassified from short-term borrowings to long-term debt as a result of the September 2006 put option expiring. For put options exercised by the holders of the New Debentures and the Old Debentures, the purchase price is equal to the principal amount of the applicable debenture plus any accrued and unpaid interest thereon to the repurchase date. If the put option is exercised, we will pay holders the repurchase price solely in cash (or, for the Old Debentures, in cash or stock at our option). We may be required to repurchase the remaining debentures at the option of the holders in September 2008, 2011 or 2016. As of October 27, 2006, approximately $93 million aggregate principal amount of New Debentures remain outstanding and approximately $1 million aggregate principal amount of Old Debentures remain outstanding. We can redeem the debentures for cash at any time.

We maintain a commercial paper program that allows us to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. At October 27, 2006 and April 28, 2006, outstanding commercial paper totaled $248 million and $190 million, respectively. During the three and six months ended October 27, 2006, the weighted average original maturity of the commercial paper outstanding was approximately 56 and 49 days, respectively, and the weighted average interest rate was 5.3% and 5.2%, respectively.

In connection with the issuance of the contingent convertible debentures, Senior Notes, Senior Convertible Notes and commercial paper, Standard and Poor’s Ratings Group and Moody’s Investors Service issued us strong long-term debt ratings of AA- and A1, respectively, and strong short-term debt ratings of A-1+ and P-1, respectively. These ratings remain unchanged from the same periods in the prior year.

We have existing lines of credit of approximately $2.427 billion with various banks at October 27, 2006. The existing lines of credit include two syndicated credit facilities totaling $1.750 billion with various banks. The two credit facilities consist of a five-year $1.000 billion facility, signed on January 20, 2005, which will expire on January 20, 2010, and a five-year $750 million facility, signed on January 24, 2002, which will expire on January 24, 2007. The $1.000 billion facility provides us with the ability to increase the capacity of the facility by an additional $250 million at any time during the life of the five-year term of the agreement. The credit facilities provide backup funding for the commercial paper program and may also be used for general corporate purposes.

Interest rates on these borrowings are determined by a pricing matrix, based on our long-term debt ratings, assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. Facility fees are payable on the credit facilities and are determined in the same manner as the interest rates. Under terms of the agreements, our consolidated tangible net worth must at all times be greater than or equal to $1.040 billion, increased by an amount equal to 100% of the net cash proceeds from any equity offering occurring after January 24, 2002. Our consolidated tangible net worth, defined as consolidated assets less goodwill, intangible assets (other than patents, trademarks, licenses, copyrights and other intellectual property, and prepaid assets), and consolidated liabilities at October 27, 2006 and April 28, 2006 was $5.818 billion and $4.931 billion, respectively. The agreements also contain other customary covenants, all of which we remain in compliance with as of October 27, 2006.

As of October 27, 2006, we have unused credit lines and commercial paper capacity of approximately $2.415 billion.

Operations Outside of the United States

The table below illustrates U.S. net sales versus net sales outside the U.S. for the three and six months ended October 27, 2006 and October 28, 2005 (in millions):

	Three months ended		Six months ended
	October 27, 2006	October 28, 2005	October 27, 2006	October 28, 2005
U.S. Net Sales	$2,033	$1,896	$3,916	$3,721
Non U.S. Net Sales	1,042	869	2,056	1,735
Total net sales	$3,075	$2,765	$5,972	$5,456

For the three and six months ended October 27, 2006, consolidated net sales outside the U.S. grew 20% and 19%, respectively over the same periods of the prior year. For the three months ended October 27, 2006, growth outside the U.S. was 13% higher than net sales growth in the U.S. primarily as a result of a minimal increase in U.S. CRDM sales and increases in outside the U.S. sales for CRDM and Vascular. For the six months ended October 27, 2006, growth outside the U.S. was 14% higher than net sales growth in the U.S. primarily as a result of a decline in U.S. CRDM sales and an increase in outside the U.S sales for CRDM and Vascular. Overall, outside U.S. sales continue to be lead by continued acceptance of Vascular’s Endeavor and CRDM’s vast product offerings.

Net sales outside the U.S. are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. Outstanding receivables from customers outside the U.S. totaled $1.310 billion at October 27, 2006, or 47%, of total outstanding accounts receivable, and $1.179 billion at April 28, 2006, or 45%, of total outstanding accounts receivable. Operations outside the U.S. could be negatively impacted by changes in political, labor or economic conditions, changes in regulatory requirements or potentially adverse foreign tax consequences, among other factors.

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

Cautionary Factors That May Affect Future Results

Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, litigation, mergers and acquisitions, divestitures, market acceptance or continued acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will” and similar words or expressions. One must carefully consider forward-looking statements that may be affected by inaccurate assumptions, and understand that such statements involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems and price decrease for our products and services, and international operations, as well as those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 28, 2006. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

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

Our objective in managing exposure to foreign currency fluctuations is to minimize cash flow volatility associated with foreign exchange rate changes. We enter into various contracts, principally forward contracts that change in value as foreign exchange rates change, to protect the value of existing foreign currency assets, liabilities, net investments, and probable commitments. The gains and losses on these contracts offset changes in the value of the related exposures. It is our policy to enter into foreign currency hedging transactions only to the extent true exposures exist; we do not enter into foreign currency transactions for speculative purposes.

We had foreign exchange derivative contracts outstanding in notional amounts of $2.807 billion and $1.561 billion at October 27, 2006 and April 28, 2006, respectively. The fair value of these contracts at October 27, 2006 was $56 million more than the original contract value. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at October 27, 2006 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10% against all currencies, the fair value of these contracts would increase/decrease by $253 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

We are also exposed to interest rate changes affecting principally our investments in interest rate sensitive instruments. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10% change in short-term interest rates compared to interest rates at October 27, 2006 indicates that the fair value of these instruments would change by $23 million.

In fiscal third quarter 2004, we began lending certain fixed income securities to enhance our investment income. These lending activities are collateralized at an average rate of 102%, with the collateral determined based on the underlying securities and creditworthiness of the borrowers. The value of the securities on loan at October 27, 2006 and April 28, 2006 was $608 million and $362 million, respectively.

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

Changes in internal control

We continue to implement a new enterprise resource planning (ERP) system using a multi-phased approach which has resulted in certain changes in internal controls. The internal controls which changed were successfully tested in the quarter ended October 27, 2006. There have been no other changes in the Company’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the shares repurchased by Medtronic during fiscal second quarter 2007:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
7/29/06-8/25/06	4,955,100	$44.64	4,955,100	29,192,730
8/26/06-9/29/06	1,081,600	46.18	1,081,600	28,111,130
9/30/06-10/27/06	578,300	48.28	578,300	27,532,830
Total	6,615,000	$45.21	6,615,000	27,532,830

_________________

(1)

In October 2005, our Board of Directors authorized the repurchase of up to 40 million shares of our common stock. In April 2006, the Board of Directors made a special authorization for the Company to repurchase up to 50 million shares of the Company’s common stock in conjunction with the $4.400 billion Senior Convertible Note offering. As authorized by the Board of Directors each program expires when its total number of authorized shares has been repurchased.

Item 4.   Submission of Matters to a Vote of Security Holders

At the Company’s 2006 Annual Meeting of Shareholders held on August 24, 2006, the shareholders voted on the following:

(a)	To elect four Class II Directors of the Company to serve for three-year terms ending in 2009, as follows:

Director	Votes For	Authority Withheld
Richard H. Anderson	931,084,206	51,571,380
Michael R. Bonsignore	943,339,245	39,316,341
Robert C. Pozen	940,059,979	42,595,607
Gordon M. Sprenger	682,981,676	299,673,910

		Voted For	Voted Against	Abstain	Broker Non-Votes
(b)	To ratify the appointment of PricewaterhouseCoopers LLP as Medtronic’s independent registered public accounting firm for fiscal year 2007.	968,807,567	5,506,068	8,341,951	N/A

(c)	To consider and vote upon a shareholder proposal entitled “Director Election Majority Vote Standard Proposal”.	357,268,917	436,050,649	17,361,185	172,199,835

Item 6. Exhibits

(a)	Exhibits

10.1	Amendment No. 1 dated September 5, 2006 to Medtronic’s Director and Officer Indemnification Trust Agreement.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medtronic, Inc. (Registrant)

Date: December 5 , 2006	/s/ Arthur D. Collins, Jr.
Arthur D. Collins, Jr. Chairman of the Board and Chief Executive Officer

Date: December 5, 2006	/s/ Gary L. Ellis
Gary L. Ellis Senior Vice President and Chief Financial Officer