Form 10-Q
period 2007-01-26
MEDTRONIC INC
filed 2007-03-06
CIK 64670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 26, 2007

Commission File Number 1-7707

MEDTRONIC, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0793183
(State of incorporation)	(I.R.S. Employer
Identification No.)

710 Medtronic Parkway

Minneapolis, Minnesota 55432

(Address of principal executive offices) (Zip code)

(763) 514-4000

(Registrant’s telephone number, including area code)

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

Shares of common stock, $.10 par value, outstanding on March 1, 2007: 1,151,564,028

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDTRONIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Nine months ended
	January 26, 2007	January 27, 2006	January 26, 2007	January 27, 2006
	(in millions, except per share data)
Net sales	$3,048	$2,770	$9,019	$8,225

Costs and expenses:
Cost of products sold	775	699	2,302	2,047
Research and development expense	293	280	912	819
Selling, general and administrative expense	1,038	900	3,058	2,685
Special charges	-	-	-	100
Certain litigation charges	-	-	40	-
Purchased in-process research and development (IPR&D)	-	-	-	364
Other expense, net	44	10	160	101
Interest income, net	(36)	(24)	(113)	(52)
Total costs and expenses	2,114	1,865	6,359	6,064

Earnings before income taxes	934	905	2,660	2,161

Provision for income taxes	224	235	670	354

Net earnings	$710	$670	$1,990	$1,807

Earnings per share:

Basic	$0.62	$0.55	$1.73	$1.49
Diluted	$0.61	$0.55	$1.71	$1.48

Weighted average shares outstanding:

Basic	1,149.0	1,208.5	1,150.8	1,209.4
Diluted	1,163.7	1,222.8	1,162.8	1,222.6

Cash dividends declared per common share	$0.11	$0.10	$0.33	$0.30

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 26, 2007	April 28, 2006
	(in millions)
ASSETS

Current assets:
Cash and cash equivalents	$2,087	$2,994
Short-term investments	1,234	3,107
Accounts receivable, less allowances of $192 and $184, respectively	2,626	2,429
Inventories	1,319	1,177
Deferred tax assets, net	445	197
Prepaid expenses and other current assets	499	473

Total current assets	8,210	10,377

Property, plant and equipment	4,135	3,794
Accumulated depreciation	(2,146)	(1,913)

Net property, plant and equipment	1,989	1,881

Goodwill	4,363	4,346
Other intangible assets, net	1,555	1,592
Long-term investments	2,970	957
Long-term deferred tax assets, net	8	—
Other long-term assets	477	512

Total assets	$19,572	$19,665

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$551	$2,437
Accounts payable	345	319
Accrued compensation	629	723
Accrued income taxes	515	461
Other accrued expenses	663	466

Total current liabilities	2,703	4,406

Long-term debt	5,577	5,486
Long-term deferred tax liabilities, net	—	22
Long-term accrued compensation	197	189
Other long-term liabilities	111	179

Total liabilities	8,588	10,282

Commitments and contingencies (Note 15)	—	—

Shareholders’ equity:
Preferred stock— par value $1.00	—	—
Common stock— par value $0.10	115	116
Retained earnings	10,683	9,112
Accumulated other non-owner changes in equity	186	155

Total shareholders’ equity	10,984	9,383

Total liabilities and shareholders’ equity	$19,572	$19,665

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	January 26, 2007	January 27, 2006
	(dollars in millions)
OPERATING ACTIVITIES:
Net earnings	$1,990	$1,807
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	415	406
Purchased in-process research and development	-	364
Provision for doubtful accounts	32	8
Deferred income taxes	(276)	183
Stock-based compensation	139	17
Excess tax benefit from exercise of stock-based awards	(24)	-
Change in operating assets and liabilities:
Accounts receivable	(224)	(123)
Inventories	(141)	(274)
Accounts payable and accrued liabilities	150	(979)
Other operating assets and liabilities	(7)	103

Net cash provided by operating activities	2,054	1,512

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(8)	(285)
Purchase of intellectual property	(96)	(831)
Additions to property, plant and equipment	(383)	(305)
Purchases of marketable securities	(9,888)	(4,863)
Sales and maturities of marketable securities	9,786	2,849
Other investing activities, net	(40)	1

Net cash used in investing activities	(629)	(3,434)

FINANCING ACTIVITIES:
Change in short-term borrowings, net	86	574
Change in long-term debt, net	(4)	994
Payments on long-term debt	(1,877)	-
Dividends to shareholders	(380)	(350)
Issuance of common stock	235	437
Excess tax benefit from exercise of stock-based awards	24	-
Repurchase of common stock	(438)	(709)

Net cash (used in) provided by financing activities	(2,354)	946

Effect of exchange rate changes on cash and cash equivalents	22	112

Net change in cash and cash equivalents	(907)	(864)

Cash and cash equivalents at beginning of period	2,994	2,232

Cash and cash equivalents at end of period	$2,087	$1,368

Supplemental Cash Flow Information
Cash Paid For:
Income taxes	$873	$580
Interest	135	60
Supplemental Noncash Investing and Financing Activities:
Deferred payments for purchases of intellectual property	$-	$30
Reclassification of debentures from long-term to short-term debt	-	1,971
Reclassification of debentures from short-term to long-term debt	94	-

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

Note 2 — Stock-Based Compensation

Effective April 29, 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)) which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25). Under the fair value recognition provisions of SFAS No. 123(R), the Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period. The Company elected the modified-prospective method of adopting SFAS No. 123(R), under which prior periods are not retroactively restated. The provisions of SFAS No. 123(R) apply to awards granted after the April 29, 2006 effective date. Stock-based compensation expense for the non-vested portion of awards granted prior to the effective date is being recognized over the remaining service period using the fair-value based compensation cost estimated for SFAS No. 123 pro forma disclosures. Total stock-based compensation expense included in our statement of earnings for the three and nine months ended January 26, 2007 was $45 million ($30 million net of tax) and $139 million ($95 million net of tax), respectively.

Stock Options

Stock option awards are granted at exercise prices equal to the closing price of the Company’s common stock on the grant date. The majority of the Company’s stock option awards are non-qualified stock options with a ten-year life and a four-year ratable vesting term. The Company currently grants stock options under the Medtronic, Inc. 2003 Long-Term Incentive Plan (2003 Plan) and the Medtronic, Inc. 1998 Outside Directors Stock Compensation Plan (Directors Plan). As of January 26, 2007, there were approximately 24 million and 2 million shares available for future grants under each of these plans, respectively.

Restricted Stock Awards

Restricted stock and restricted stock units (collectively referred to as restricted stock awards) are granted to officers and key employees. Restricted stock awards are subject to forfeiture if employment terminates prior to the lapse of the restrictions. The Company grants restricted stock awards that typically cliff vest between three- and five-year periods. Shares of restricted stock are considered issued and outstanding shares of the Company at the grant date and have the same dividend and voting rights as other common stock. Restricted stock units are not considered issued or outstanding common stock of the Company. Dividend equivalent units are accumulated on restricted stock units during the vesting period. The Company grants restricted stock awards under the 2003 Plan and the Directors Plan.

Employee Stock Purchase Plan

The Medtronic, Inc. 2005 Employee Stock Purchase Plan (ESPP) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. Employees can contribute up to the lesser of 10% of their wages or the statutory limit under the U.S. Internal Revenue Code toward the purchase of the Company’s common stock at 85% of its market value at the end of the calendar quarter purchase period. Employees purchased 2 million shares at an average price of $41.21 per share in the nine months ended January 26, 2007. As of January 26, 2007, plan participants have had approximately $7 million withheld to purchase Company common stock at 85% of its market value on March 30, 2007, the last trading day before the end of the calendar quarter purchase period. At January 26, 2007, approximately 8 million shares of common stock were available for future purchase under the ESPP.

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

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model:

	Three Months Ended		Nine Months Ended
	January 26, 2007	January 27, 2006	January 26, 2007	January 27, 2006
Weighted Average Fair Value of options granted	$11.78	$15.83	$11.69	$15.55
Assumptions used:
Expected life (years)(a)	4.91	4.88	4.84	4.85
Risk-free interest rate (b)	4.63%	4.32%	4.65%	4.27%
Volatility (c)	19.7%	25.0%	20.0%	25.0%
Dividend yield (d)	0.90%	0.68%	0.91%	0.69%

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

(b)	Risk-free interest rate: The rate is based on the yield on the grant date of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term.

(c)

Volatility:   Beginning in the fiscal third quarter 2007, the expected volatility is based on a blend of historical volatility and an implied volatility of the Company’s common stock. Implied volatility is based on market traded options of the Company’s common stock. Prior to fiscal third quarter 2007, the Company calculated the expected volatility based exclusively on historical volatility.

(d)	Dividend yield: The dividend yield rate is calculated by dividing the Company’s annual dividend, based on the most recent quarterly dividend rate, by the closing stock price on the grant date.

Stock-Based Compensation Expense

Prior to adopting SFAS No. 123(R), the Company accounted for stock-based compensation under APB Opinion No. 25 using the intrinsic value method and the impact of the fair value method on the Company’s net earnings was disclosed on a pro forma basis in the notes to the consolidated financial statements. In these pro forma disclosures, the Company recognized stock-based compensation expense based on the stated vesting period, rather than the time to achieve retirement eligibility. Upon adopting SFAS No. 123(R), the Company changed its method of recognition and now recognizes stock-based compensation expense based on the substantive vesting period for all new awards. As a result, compensation expense related to stock options granted prior to fiscal year 2007 that are subject to accelerated vesting upon retirement eligibility is being recognized over the stated vesting term of the grant. If the Company had historically accounted for stock-based awards made to retirement eligible individuals under the requirements of SFAS No. 123(R), the pro forma expense disclosed below would have been increased by $13 million and $6 million for the three and nine months ended January 27, 2006, respectively. There was no stock-based compensation expense capitalized as it was deemed immaterial.

The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ significantly from those estimates. Ultimately, the total expense recognized over the vesting period will equal the awards that actually vest.

The following table presents the statement of earnings classification of pre-tax stock-based compensation expense, for options and restricted stock awards, recognized for the three and nine months ended January 26, 2007:

(dollars in millions)	Three months ended January 26, 2007	Nine months ended January 26, 2007
Cost of sales	$5	$15
Research and development expense	7	29
Selling, general and administrative expense	33	95
	$45	$139

The following table illustrates the effect on net earnings and net earnings per share for the three and nine months ended January 27, 2006 if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation:

(dollars in millions, except per share amounts)	Three months ended January 27, 2006	Nine months ended January 27, 2006
Net earnings, as reported	$670	$1,807
Add: Stock-based compensation expense included in net earnings (1)	3	11
Less: Stock-based compensation expense determined under fair value based method for all awards (1)	(40)	(105)
Pro forma net earnings	$633	$1,713

Basic earnings per share:
As reported	$0.55	$1.49
Pro forma	$0.52	$1.42

Diluted earnings per share:
As reported	$0.55	$1.48
Pro forma	$0.52	$1.40

_________________

(1)	Compensation expense is net of related tax effects.

Tax Impacts of Stock-Based Compensation

Prior to the adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized share-based compensation expense were reported on the consolidated statement of cash flows as operating cash flows. Under SFAS No. 123(R), such excess tax benefits are reported as financing cash flows. Although total cash flows under SFAS No. 123(R) remain unchanged from what would have been reported under prior accounting standards, net operating cash flows are reduced and net financing cash flows are increased due to the adoption of SFAS No. 123(R). For the nine months ended January 26, 2007, there were excess tax benefits of $24 million, which are classified as financing cash flows. For the nine months ended January 27, 2006, there were excess tax benefits of $77 million which were classified as operating cash flows as part of the change in accounts payable and accrued liabilities.

Stock Options

 The following table summarizes stock option activity during the nine months ended January 26, 2007:

	Options (in thousands)	Weighted Average Exercise Price
Outstanding at April 28, 2006	88,838	$46.23
Granted	10,090	48.47
Exercised	(4,067)	37.51
Canceled/Forfeited	(1,835)	49.94
Outstanding at January 26, 2007	93,026	$46.77

A summary of stock options as of January 26, 2007, including options issued as a result of acquisitions from fiscal year 2002 and prior, is as follows:

Options Outstanding				Options Exercisable
Ranges of Exercise Prices	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Options (in thousands)	Weighted Average Exercise Price
$0.01 – 10.00	34	$5.42	0.5	34	$5.42
10.01 – 20.00	724	16.48	0.7	724	16.48
20.01 – 30.00	2,829	24.64	1.1	2,829	24.64
30.01 – 40.00	7,605	34.60	2.7	7,591	34.59
40.01 – 50.00	57,167	46.65	6.6	43,536	46.25
50.01 – 69.82	24,667	54.31	6.8	14,186	53.34
$0.01 – 69.82	93,026	$46.77	6.1	68,900	$45.21

The total intrinsic value of options exercised during the nine months ended January 26, 2007 was $57 million. The total intrinsic value, calculated as the closing stock price at the end of the third quarter less the option exercise price of in the money options, for options outstanding and exercisable at January 26, 2007 was $639 million and $564 million, respectively. The Company issues new shares when stock option awards are exercised. Cash received from the exercise of stock options for the nine months ended January 26, 2007 was $150 million and the related tax benefits realized were $24 million. Unrecognized compensation expense related to outstanding stock options as of January 26, 2007 was $254 million, pre-tax, and is expected to be recognized over a weighted average period of 2.8 years and will be adjusted for any future changes in estimated forfeitures.

Restricted Stock Awards

The following table summarizes restricted stock award activity during the nine months ended January 26, 2007:

	Awards (in thousands)	Weighted Average Grant Price
Nonvested, April 28, 2006	2,008	$51.64
Granted	2,017	47.80
Reinvested dividend equivalent units	4	50.27
Vested	(26)	47.69
Forfeited	(72)	51.75
Nonvested, January 26, 2007	3,931	$50.32

Unrecognized compensation expense related to restricted stock awards as of January 26, 2007 was $147 million, pre-tax, and is expected to be recognized over a weighted average period of 3.2 years and will be adjusted for any future changes in estimated forfeitures.

Note 3 — New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for the Company beginning with fiscal year 2008, with earlier adoption permitted. The Company is currently evaluating the impact that the adoption of FIN No. 48 will have on its consolidated financial statements. However, the Company does expect to reclassify a portion of its unrecognized tax benefits from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. On February 28, 2007 the FASB issued an exposure draft of a FASB Staff Position (FSP) related to the FIN No. 48. The proposed FSP will affect not only the cumulative effect of adopting FIN No. 48 but also the ongoing compliance and disclosure. The proposed FSP is subject to a thirty-day comment period ending March 28, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. The Statement does not expand the use of fair value in any new circumstances and is effective, for the Company, beginning fiscal first quarter 2009. For certain types of financial instruments, SFAS No. 157 requires a limited form of retrospective transition, whereby the cumulative impact of the change in principle is recognized in the opening balance in retained earnings in the fiscal year of adoption. All other provisions of SFAS No. 157 will be applied prospectively beginning in fiscal first quarter 2009. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. SFAS No. 158 is effective for the Company’s fiscal year ending April 27, 2007. Had the provisions of this standard been adopted at the end of fiscal year 2006 Medtronic would have been required to adjust its balance sheet to reflect a net $38 million under funded position (projected benefit obligation) of its global pension and post retirement plans as compared to a net $301 million prepaid position (fiscal year 2006 accumulated benefit obligation) reflected in the balance sheet as of April 28, 2006. There will be no impact to the consolidated statement of earnings. Adoption of the Statement will not require a restatement of prior periods. In fiscal year 2008, the measurement date for all benefit plans will change to equal the Company’s balance sheet date.

On February 15, 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS No. 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS No. 159 is effective for the Company beginning with fiscal year 2009. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

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

Acquisitions and IPR&D charges:

On September 15, 2006, the Company acquired and/or licensed selected patents and patent applications owned by Dr. Eckhard Alt (Dr. Alt), or certain of his controlled companies in a series of transactions. In connection therewith, the Company also resolved all outstanding litigation and disputes between Dr. Alt and itself and its affiliates. The agreements required the payment of total consideration of $75 million, $74 million of which was capitalized as technology based intangible assets that had an estimated useful life of 11 years at the time of acquisition. The acquired patents or licenses pertain to the cardiac rhythm disease management field and have both current application and potential for future patentable commercial products.

On July 25, 2006, the Company acquired substantially all of the assets of Odin Medical Technologies, LTD (Odin), a privately held company. Prior to the acquisition, the Company had an equity investment in Odin, which was accounted for under the cost method of accounting. Odin focused on the manufacture of the PoleStar™ intraoperative Magnetic Resonance Image (iMRI) Guidance System which was already exclusively distributed by the Company. This acquisition is expected to help the Company further expand the acceptance of iMRI guidance in neurosurgery.

The consideration for Odin was approximately $21 million, which included $6 million in upfront cash and a $2 million milestone payment made during fiscal second quarter 2007. The $8 million in net cash paid resulted from the $21 million in consideration less the value of the Company’s prior investment in Odin and Odin’s then existing cash balance.

In connection with the acquisition of Odin, the Company acquired $9 million of technology-based intangible assets that had an estimated useful life of 12 years at the time of acquisition. Goodwill of $12 million related to the acquisition was assigned entirely to the Spinal and Navigation operating segment. This goodwill is deductible for tax purposes.

The pro forma impact of Odin was not significant to the results of the Company for the nine months ended January 26, 2007 or January 27, 2006. The results of operations related to Odin have been included in the Company’s condensed consolidated statements of earnings since the date of the acquisition.

On July 1, 2005, the Company acquired all of the outstanding stock of Transneuronix, Inc. (TNI), a privately held company. Prior to the acquisition, the Company had an equity investment in TNI, which was accounted for under the cost method of accounting. TNI focused on the treatment of obesity by stimulation of the stomach with an implantable gastric stimulator, known as the Transcend device. This acquisition is expected to complement the Company’s strategy to deliver therapeutic solutions for the worldwide challenges of obesity.

The consideration for TNI was approximately $269 million, which included $227 million in net cash paid. The $227 million in net cash paid resulted from the $269 million in consideration less the value of the Company’s prior investment in TNI and TNI’s then existing cash balance. The purchase price is subject to increases which would be triggered by the achievement of certain milestones.

As a result of the acquisition of TNI, the Company acquired $55 million of intangible assets of which $54 million are technology-based intangible assets that had an estimated useful life of 15 years at the time of acquisition and $169 million of IPR&D that was expensed on the date of acquisition related to a product being developed for the treatment of obesity by stimulation of the stomach that had not yet reached technological feasibility and for which no future alternative use had been identified. Goodwill of $51 million related to the acquisition was assigned entirely to the Neurological operating segment. This goodwill is not deductible for tax purposes.

The following table summarizes the allocation of the TNI purchase price to the estimated fair values of the assets acquired and liabilities assumed (dollars in millions):

Current assets	$13
Other intangible assets	55
IPR&D	169
Goodwill	51
Total assets acquired	288

Current liabilities	14
Deferred tax liability—long term	5
Total liabilities assumed	19
Net assets acquired	$269

The pro forma impact of TNI was not significant to the results of the Company for the nine months ended January 27, 2006. The results of operations related to TNI have been included in the Company’s condensed consolidated statements of earnings since the date of the acquisition.

On May 18, 2005, the Company acquired substantially all of the spine-related intellectual property and related contracts, rights, and tangible materials owned by Gary Michelson, M.D. and Karlin Technology, Inc. (Michelson) and settled all outstanding litigation and disputes between Michelson and the Company. The acquired patents pertain to novel spinal technology and techniques that have both current application and the potential for future patentable commercial products. The agreement requires the payment of total consideration of $1.350 billion for (i) the purchase of a portfolio of more than 100 issued U.S. patents, (ii) over 110 pending U.S. patent applications and numerous foreign counterparts to these patents and patent applications, and (iii) the settlement of all litigation. A value of $550 million was assigned to the settlement of past damages between the parties and was recorded as an expense in fiscal fourth quarter 2005. The remaining consideration, including $3 million of direct acquisition costs, was allocated between $628 million of acquired technology based intangible assets that had an estimated useful life of 17 years at the time of acquisition and $175 million of IPR&D that was expensed on the date of acquisition related to spinal technology based devices that had not yet reached technological feasibility and had no future alternative use. The patents pertain to novel spinal technology and techniques that have the potential for future patentable commercial products in the area of spinal surgery. During fiscal first quarter 2006, the Company paid $1.320 billion and committed to three future installments of $10 million to be paid in May 2006, 2007, and 2008. The first installment of $10 million was paid in May 2006.

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

Certain litigation charges:

During the nine months ended January 26, 2007, the Company reached a settlement agreement with the United States Department of Justice which requires the government to obtain dismissal of the two qui tam civil suits and is conditioned upon such dismissal being obtained. To resolve the matter, Medtronic has entered into a five-year corporate integrity agreement effective upon dismissal of the two suits that further strengthens its employee training and compliance systems surrounding sales and marketing practices. The settlement agreement also reflects Medtronic’s assertion that the Company and its current employees have not engaged in any wrongdoing or illegal activity. Medtronic also agreed to pay $40 million pending dismissal of the related lawsuits, and recorded an expense in that amount in fiscal first quarter 2007.

There were no certain litigation charges during the three and nine months ended January 27, 2006.

Special charges:

There were no special charges during the three and nine months ended January 26, 2007.

During the nine months ended January 27, 2006, the Company recorded a $100 million pre-tax charitable donation to The Medtronic Foundation, which is a related party non-profit organization. The donation to The Medtronic Foundation was paid in fiscal second quarter 2006.

Contingent Consideration

Certain of the Company’s business combinations involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. While it is not certain if and/or when these payments will be made, the Company has developed an estimate of the potential contingent consideration for each of its acquisitions with an outstanding potential obligation. At January 26, 2007, the estimated potential amount of future contingent consideration that the Company is expected to make associated with all business combinations is approximately $57 million. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2007 to 2012 in order for the consideration to be paid.

Note 5 — Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows (dollars in millions):

	January 26, 2007	April 28, 2006
Finished goods	$823	$736
Work in process	215	197
Raw materials	281	244
Total	$1,319	$1,177

Note 6 — Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended January 26, 2007 are as follows (dollars in millions):

January 26, 2007
Balance at April 28, 2006	$4,346
Goodwill as a result of acquisitions	16
Currency adjustment, net	1
Balance at January 26, 2007	$4,363

Intangible assets, excluding goodwill, as of January 26, 2007 and April 28, 2006 are as follows (dollars in millions):

	Purchased Technology and Patents	Trademarks and Tradenames	Other	Total
As of January 26, 2007:
Amortizable intangible assets
Original cost	$1,848	$265	$219	$2,332
Accumulated amortization	(506)	(144)	(127)	(777)
Carrying value	$1,342	$121	$92	$1,555

As of April 28, 2006:
Amortizable intangible assets
Original cost	$1,761	$265	$230	$2,256
Accumulated amortization	(423)	(124)	(117)	(664)
Carrying value	$1,338	$141	$113	$1,592

Amortization expense for the three and nine months ended January 26, 2007 was approximately $46 million and $136 million, respectively, and for the three and nine months ended January 27, 2006 was approximately $44 million and $129 million, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets is as follows (dollars in millions):

Fiscal Year	Amortization Expense
Remaining 2007	$46
2008	174
2009	166
2010	159
2011	142
Thereafter	868
$1,555

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

Changes in the Company’s product warranties during the nine months ended January 26, 2007 and January 27, 2006 consisted of the following (dollars in millions):

	Nine Months Ended
	January 26, 2007	January 27, 2006
Balance at the beginning of the period	$41	$43
Warranty claims provision	18	43
Settlements made	(28)	(36)
Balance at the end of the period	$31	$50

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

On January 24, 2005, the Company completed an exchange offer whereby holders of approximately $1.930 billion of the total principal amount of the Old Debentures exchanged their existing securities for an equal principal amount of 1.25% Contingent Convertible Debentures, Series B due 2021 (New Debentures), as described below. Following the completion of the exchange offer, the Company repurchased approximately $2 million of the Old Debentures for cash.

The terms of the New Debentures are consistent with the terms of the Old Debentures noted above, except that: (i) the New Debentures require the Company to settle all conversions for a combination of cash and shares of our common stock, if any, in lieu of only shares. Upon conversion of the New Debentures the Company will pay holders cash equal to the lesser of the principal amount of the New Debentures or their conversion value, and shares of the Company’s common stock to the extent the conversion value exceeds the principal amount of the New Debentures; and (ii) the New Debentures require the Company to pay only cash (in lieu of shares of the Company's common stock or a combination of cash and shares of our common stock) when the Company repurchases the New Debentures at the option of the holder or when the Company repurchases the New Debentures in connection with a change of control.

In September 2006, as a result of certain holders of the New Debentures and Old Debentures exercising their put options, the Company repurchased $1.835 billion of the New Debentures for cash and $42 million of the Old Debentures for cash. Twelve months prior to the put options becoming exercisable, the remaining balance of the New Debentures and the Old Debentures will be classified as short-term borrowings. At each balance sheet date without a put option within the subsequent four quarters, the remaining balance will be classified as long-term debt. Accordingly, during the second quarter of fiscal year 2007, $93 million of New Debentures and $1 million of the Old Debentures were reclassified from short-term borrowings to long-term debt as a result of the September 2006 put option expiring. For put options exercised by the holders of the New Debentures and the Old Debentures, the purchase price is equal to the principal amount of the applicable debenture plus any accrued and unpaid interest thereon to the repurchase date. If the put option is exercised, the Company will pay holders the repurchase price solely in cash (or, for the Old Debentures, in cash or stock at our option). The Company may be required to repurchase the remaining debentures at the option of the holders in September 2008, 2011 or 2016. As of January 26, 2007, approximately $93 million aggregate principal amount of New Debentures remain outstanding and approximately $1 million aggregate principal amount of Old Debentures remain outstanding. The Company can redeem the debentures for cash at any time.

Commercial Paper

The Company maintains a commercial paper program that allows the Company to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. At January 26, 2007 and April 28, 2006, outstanding commercial paper totaled $249 million and $190 million, respectively. During the three and nine months ended January 26, 2007, the weighted average original maturity of the commercial paper outstanding was approximately 73 and 57 days, respectively, and the weighted average interest rate was 5.31% and 5.25%, respectively.

Lines of Credit

The Company has existing lines of credit of approximately $2.422 billion with various banks at January 26, 2007. The existing lines of credit include a five-year $1.750 billion syndicated credit facility dated December 20, 2006 that will expire on December 20, 2011 (New Facility). This New Facility replaced two credit facilities; one for $1.000 billion which was scheduled to expire in January 2010, and a $750 million facility which was scheduled to expire in January 2007.

The New Facility provides the Company with the ability to increase the capacity of the facility by an additional $500 million at any time during the life of the five-year term of the agreement. The Company can also request the extension of the New Facility maturity date for one additional year, at the first and second anniversary of the date of this facility. The credit facilities provide backup funding for the commercial paper program and may also be used for general corporate purposes.

Note 9 — Comprehensive Income and Accumulated Other Non-Owner Changes in Equity

In addition to net earnings, comprehensive income includes changes in foreign currency translation adjustments (including the change in current exchange rates, or spot rates, of net investment hedges), unrealized gains/(losses) on foreign exchange derivative contracts qualifying and designated as cash flow hedges, minimum pension liabilities, and unrealized gains/(losses) on available-for-sale marketable securities. Comprehensive income for the three months ended January 26, 2007 and January 27, 2006 was $694 million and $668 million, respectively. Comprehensive income for the nine months ended January 26, 2007 and January 27, 2006 was $2.021 billion and $1.825 billion, respectively.

Presented below is a summary of activity for each component of accumulated other non-owner changes in equity (dollars in millions):

	Cumulative Translation Adjustment	Net Unrealized Gain/(Loss) on Foreign Exchange Derivatives	Minimum Pension Liability	Net Unrealized Gain/(Loss) on Investments	Accumulated Other Non-Owner Changes in Equity
Balance April 28, 2006	$177	$16	$(24)	$(14)	$155
Period Change	12	5	—	9	26
Balance July 28, 2006	189	21	(24)	(5)	181
Period Change	7	2	—	12	21
Balance October 27, 2006	196	23	(24)	7	202
Period Change	2	(10)	—	(8)	(16)
Balance January 26, 2007	$198	$13	$(24)	$(1)	$186

Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to our non-U.S. subsidiaries, which are considered permanent in nature. The tax benefit on the unrealized loss on foreign exchange derivatives for the three and nine months ended January 26, 2007 was $6 million and $2 million, respectively. The tax benefit (expense) on the unrealized gain/(loss) on investments for the three and nine months ended January 26, 2007 was $4 million and $(7) million, respectively.

Note 10 — Retirement Benefit Plans

The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), defined contribution savings plans, post-retirement medical plans (post-retirement benefits), and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the pension and post-retirement medical plans include the following components for the three and nine months ended January 26, 2007 and January 27, 2006 (dollars in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Three months ended		Three months ended		Three months ended
	January 26, 2007	January 27, 2006	January 26, 2007	January 27, 2006	January 26, 2007	January 27, 2006
Service cost	$16	$13	$7	$6	$3	$3
Interest cost	11	10	3	3	3	2
Expected return on plan assets	(18)	(16)	(3)	(3)	(2)	(2)
Recognized actuarial loss	4	3	-	1	-	1
Net periodic benefit cost	13	10	7	7	4	4
Curtailment charges	-	-	-	-	-	-
Total Cost for Period	$13	$10	$7	$7	$4	$4

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Nine months ended		Nine months ended		Nine months ended
	January 26, 2007	January 27, 2006	January 26, 2007	January 27, 2006	January 26, 2007	January 27, 2006
Service cost	$48	$39	$20	$18	$9	$8
Interest cost	34	29	8	9	8	7
Expected return on plan assets	(55)	(48)	(9)	(8)	(7)	(6)
Recognized actuarial loss	10	10	2	2	2	3
Net periodic benefit cost	37	30	21	21	12	12
Curtailment charges	-	2	-	-	-	1
Total Cost for Period	$37	$32	$21	$21	$12	$13

Note 11 — Interest (Income)/Expense

Interest income and interest expense for the three and nine month periods ended January 26, 2007 and January 27, 2006 are as follows (dollars in millions):

	Three months ended		Nine months ended
	January 26, 2007	January 27, 2006	January 26, 2007	January 27, 2006
Interest income	$(86)	$(56)	$(274)	$(134)
Interest expense	50	32	161	82
Interest income, net	$(36)	$(24)	$(113)	$(52)

Note 12 — Income Taxes

During the three and nine months ended January 26, 2007, the Company recorded a $12 million tax benefit as a result of the retroactive renewal and extension of the research and development credit enacted by the Tax Relief and Health Act of 2006. The $12 million tax benefit relates to the first ten months of calendar year 2006 and is recorded in provision for income taxes on the condensed consolidated statements of earnings.

During the three and nine months ended January 27, 2006, the Company recorded a $225 million tax benefit associated with favorable agreements reached with the U.S. Internal Revenue Service (IRS) involving the review of fiscal years 1997 through 2002 domestic income tax returns. The $225 million tax benefit is recorded in provision for income taxes on the condensed consolidated statements of earnings for the three and nine months ended January 27, 2006. As a result of the agreements reached with the IRS, the Company made approximately $326 million in incremental tax payments during fiscal third quarter 2006.

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

Presented below is a reconciliation between basic and diluted earnings per share (in millions, except per share data):

	Three months ended		Nine months ended
	January 26, 2007	January 27, 2006	January 26, 2007	January 27, 2006
Numerator:
Net earnings	$710	$670	$1,990	$1,807
Denominator:
Basic – weighted average shares outstanding	1,149.0	1,208.5	1,150.8	1,209.4
Effect of dilutive securities:
Employee stock options	12.7	12.1	9.7	11.3
Shares issuable upon conversion of Old Debentures	-	0.7	0.3	0.7
Other	2.0	1.5	2.0	1.2
Diluted – weighted average shares outstanding	1,163.7	1,222.8	1,162.8	1,222.6

Basic earnings per share	$0.62	$0.55	$1.73	$1.49
Diluted earnings per share	$0.61	$0.55	$1.71	$1.48

The calculation of weighted average diluted shares outstanding excludes options for approximately 15 million and 36 million common shares for the three and nine months ended January 26, 2007, respectively, and 1 million and 12 million common shares for the three and nine months ended January 27, 2006, respectively, as the exercise price of those options was greater than the average market price for the period, resulting in an anti-dilutive effect on diluted earnings per share.

Note 14 — Segment and Geographic Information

Segment information:

During fiscal fourth quarter 2006, the Company revised its operating segment reporting related to the Neurological and Diabetes operating segment and the Spinal, Ear, Nose and Throat (ENT) and Navigation operating segment. As a result, the Company now maintains seven operating segments, which are aggregated into one reportable segment—the manufacture and sale of device-based medical therapies. The information for the three and nine months ended January 27, 2006 has been reclassified to conform to the current presentation of seven operating segments. Each of the Company’s operating segments has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments, and shared infrastructures. Net sales by operating segment were as follows (dollars in millions):

	Three months ended		Nine months ended
	January 26, 2007	January 27, 2006	January 26, 2007	January 27, 2006
Cardiac Rhythm Disease Management	$1,291	$1,263	$3,904	$3,819
Spinal and Navigation	629	563	1,854	1,626
Neurological	290	247	857	733
Vascular	304	236	871	665
Diabetes	226	182	633	534
Cardiac Surgery	174	154	509	481
ENT	134	125	391	367
	$3,048	$2,770	$9,019	$8,225

Geographic information:

Net sales to external customers by geography are as follows (dollars in millions):

	Three months ended		Nine months ended
	January 26, 2007	January 27, 2006	January 26, 2007	January 27, 2006
United States	$1,957	$1,896	$5,873	$5,617
Europe	693	545	1,993	1,630
Asia Pacific	301	246	868	749
Other Foreign	97	83	285	229
	$3,048	$2,770	$9,019	$8,225

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

The suit alleged that Medtronic Vascular’s modular stents infringe certain patents owned by Cordis. Boston Scientific Corporation is also a defendant in this suit. On December 22, 2000, a jury rendered a verdict that Medtronic Vascular’s previously marketed MicroStent and GFX stents infringed valid claims of two Cordis patents and awarded damages to Cordis totaling approximately $270 million. On March 28, 2002, the District Court entered an order in favor of Medtronic Vascular, deciding as a matter of law that Medtronic Vascular’s MicroStent and GFX stents did not infringe the patents. Cordis appealed, and on August 12, 2003, the U.S. Court of Appeals for the Federal Circuit reversed the District Court’s decision and remanded the case to the District Court for further proceedings. The District Court thereafter issued a new patent claim construction and a new trial was held in March 2005. On March 14, 2005, the jury found that the previously marketed MicroStent and GFX stent products infringed valid claims of Cordis’ patents. On March 27, 2006, the District Court denied post-trial motions filed by the parties, including Cordis’ motion to reinstate the previous damages award. On April 26, 2006, Medtronic filed its Notice of Appeal of the judgment of infringement. Briefing of the appeal is expected to be completed in March 2007, and the Federal Circuit will set a hearing on the appeal thereafter. The District Court has deferred any hearing on damages issues until after the U.S. Court of Appeals for the Federal Circuit resolves the appeal on the finding of liability. Medtronic has not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

On December 24, 1997, Advanced Cardiovascular Systems, Inc. (ACS), a subsidiary of Abbott Laboratories, sued Medtronic Vascular in U.S. District Court for the Northern District of California alleging that certain models of Medtronic Vascular’s stents infringe the Lau stent patents held by ACS, and seeking injunctive relief and monetary damages. Medtronic Vascular denies infringement. In February 2005, following trial, a jury determined that the ACS Lau stent patents were valid and that Medtronic’s Driver, GFX, MicroStent, S540, S660, S670, Bestent2 and S7 stents infringe those patents. Medtronic Vascular has made numerous post-trial motions challenging the jury’s verdict of infringement and validity and the District Court has not yet ruled on those motions. On June 7 and 8, 2005, the District Court held an evidentiary hearing on Medtronic Vascular’s claim that the ACS Lau stent patents are unenforceable due to inequitable conduct of ACS in obtaining the Lau patents. The District Court has not yet issued a decision on Medtronic Vascular’s claim of inequitable conduct. Issues of damages have been bifurcated from the liability phase of the proceedings. On August 9, 2005, the Court issued an order continuing a stay of any further proceedings on the questions of damages or willfulness. These issues likely will not be addressed by a jury or the Court until the U.S. Court of Appeals for the Federal Circuit has reviewed the underlying liability issues concerning alleged infringement. In response to Medtronic’s Request for Reexamination for each of the four Lau patents, in December 2006, the United States Patent and Trademark Office (USPTO) issued an “office action” finding that the claims which Medtronic products were previously found to have infringed were not patentable. The patent holder will now have an opportunity to challenge the USPTO’s office action in further proceedings in the reexamination. Until this reexamination is concluded, its potential impact upon the claims relating to the Lau patents in the above proceeding remains unknown. The Company has not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

On February 20, 2006, an arbitration panel issued a final, non-appealable award concluding that Medtronic Vascular’s S670, S660, S540, S7 and Driver stents, which were formerly the subject of a patent infringement dispute between J&J and Cordis and Medtronic Vascular, are licensed under a 1997 agreement between the two companies and subject to a covenant not to sue contained within a 1998 amendment to the 1997 agreement. Cordis since initiated arbitration proceedings against Medtronic Vascular alleging that certain of the products infringe certain patents of J&J and Cordis, and is seeking royalties for such infringement, if any. Medtronic Vascular believes it has meritorious defenses to these allegations and intends to assert these defenses vigorously. The arbitrators have not yet been selected. The Company has not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

On January 26, 2001, DePuy/AcroMed, a subsidiary of J&J, filed suit in U.S. District Court for the District of Massachusetts alleging that Medtronic’s subsidiary, Medtronic Sofamor Danek USA, Inc. (MSD), was infringing a patent relating to a design for a thoracolumbar multiaxial screw (MAS). In March 2002, DePuy/AcroMed supplemented its allegations to claim that MSD’s M10, M8 and Vertex screws infringe the patent. On April 17, 2003 and February 26, 2004, the District Court ruled that those screws do not infringe. On October 1, 2004, a jury found that the MAS screw, which MSD no longer sells in the U.S., infringes under the doctrine of equivalents. The jury awarded damages of $21 million and on February 9, 2005, the Court entered judgment against MSD, including prejudgment interest, in the aggregate amount of $24 million. In fiscal third quarter 2005, the Company recorded an expense equal to the $24 million judgment in the matter. DePuy/AcroMed appealed the Court’s decisions that the M10, M8 and Vertex screws do not infringe, and MSD appealed the jury’s verdict that the MAS screw infringes valid claims of the patent. On November 20, 2006, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the District Court that the M10 and M8 screws do not infringe, affirmed the jury’s verdict and damage award on the MAS screws, affirmed the decision that the Vertex screws do not literally infringe, but ruled that there is a triable issue of fact as to whether the Vertex screws infringe under the doctrine of equivalents. A trial has been scheduled for September 2007. The Company has not recorded any additional expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

On May 2, 2003, Cross Medical Products, Inc. (Cross) sued MSD in the U.S. District Court for the Central District of California. The suit alleges that MSD’s CD HORIZON, Vertex and Crosslink products infringe certain patents owned by Cross. MSD has countered that Cross’ cervical plate products infringe certain patents of MSD, and Cross has filed a reply alleging that certain MSD cervical plate products infringe certain patents of Cross. On May 19, 2004, the Court found that the MAS, Vertex, M8, M10, CD HORIZON SEXTANT and CD HORIZON LEGACY screw products infringe one Cross patent. A hearing on the validity of that patent was held on July 12, 2004, after which the District Court ruled that the patents were valid. Cross made a motion for permanent injunction on the multiaxial screw products, which the District Court granted on September 20, 2004, but stayed the effect of the injunction until January 3, 2005. MSD requested an expedited appeal of the ruling and the U.S. Court of Appeals for the Federal Circuit granted the request. On September 30, 2005, the Federal Circuit vacated the injunction, modified the trial court’s claim construction rulings, and remanded the matter for trial in the District Court. The Federal Circuit awarded costs to Medtronic on the appeal. In April 2005, the District Court ruled invalid certain claims in the patents Cross asserted against MSD’s Crosslink and cervical plate products. The Court also ruled that Cross cervical plate products infringe MSD’s valid patents and that MSD’s redesigned pedicle screw products infringe one claim of one of the patents owned by Cross. Cross thereafter moved for an injunction against the redesigned screw products, which the District Court granted on May 24, 2005. The District Court then stayed the effectiveness of the injunction until August 22, 2005. On July 27, 2005, the U.S. Court of Appeals for the Federal Circuit granted MSD’s motion to stay the District Court’s injunction pending a full hearing on the appeal. In granting the further stay, the Federal Circuit stated MSD had shown a “...likelihood of success...” on the merits of its appeal. The Federal Circuit heard oral argument on this appeal on March 10, 2006, but has not issued its ruling as of the date of filing this report. The trial court has held periodic status hearings to determine further proceedings in light of the appellate rulings. No trial date has been set. The Company has not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5. Separately, on February 1, 2006, MSD filed a lawsuit against Biomet Inc., the corporate parent of Cross (Biomet) and its subsidiary EBI Spine, L.P., for patent infringement. The suit, which involves seven Medtronic patents and seeks injunctive relief and monetary damages, was filed in the U.S. District Court for the District of New Jersey. Three of the patents were purchased by Medtronic from Michelson and involve single-lock anterior cervical plating systems used in cervical spinal fusions. Medtronic claims that a cervical plate marketed by Biomet under the trade name VueLock Anterior Cervical Plate System, and openly promoted as a plate that has a “Secure One Step Locking” mechanism feature, infringes these patents. The other patents involve rod reducer instruments and surgical implantation methods commonly used in spinal surgeries to implant pedicle screws. The lawsuit alleges that Biomet’s pedicle screw systems utilize a rod reducer instrument in a variety of lumbar and thoracic spinal fusion surgeries.

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

On February 10, 2005, Medtronic voluntarily began to advise physicians about the possibility that a specific battery shorting mechanism might manifest itself in a subset of implantable cardioverter defibrillators (ICDs) and cardiac resynchronization therapy defibrillators (CRT-Ds). These included certain Marquis VR/DR and Maximo VR/DR ICDs and certain InSync I/II/III Marquis and InSync III CRT-D devices. The Company provided physicians a list of potentially affected patients, and recommended that physicians communicate with those patients to manage the potential issue as physicians deemed medically appropriate. The voluntary field action was classified by the FDA as a Class II recall, defined as one where there may be temporary or medically reversible adverse health consequences, or where the probability of serious adverse health consequences is remote. Subsequent to this voluntary field action, a number of lawsuits have been filed against the Company in both federal and state courts, alleging a variety of claims, including individuals asserting claims of personal injury and third party payors (TPP) alleging entitlement to reimbursement (including a claim by an individual purporting to act as a surrogate for the Center for Medicare and Medicaid Services, whose claim has been dismissed by the Court for failure to state a proper cause of action). While the number of cases filed changes continually, as of this writing there were approximately 910 federal court cases and approximately 65 state court cases, reflecting a total of approximately 975 individual product liability cases. In addition, five purported class action personal injury suits have been filed in Canada. The federal court cases have been consolidated for pretrial proceedings before a single federal judge in the District of Minnesota pursuant to the MultiDistrict Litigation rules (MDL). Separate master complaints have been filed in the MDL for the personal injury and TPP groups of cases. On November 28, 2006, the MDL court denied the Company's threshold legal motion, which was filed on March 26, 2006 seeking federal preemption of the lawsuits, finding that fact issues remained for discovery and trial before the legal question could be resolved. On January 5, 2007, the MDL court denied the Company's March 26, 2006 motion to dismiss the TPP litigation, thus permitting it to go forward into the remainder of the litigation process. The TPP master complaint contains class action allegations, which the Company plans to rigorously challenge. The personal injury master complaint does not contain such allegations, although the Plaintiffs' Steering Committee has indicated that they may pursue class certification of those claims. On February 8, 2007, the Court issued a scheduling order for the MDL cases, setting the remainder of the calendar year 2007 for discovery and pretrial motions, and a ready for trial date for bellwether cases of January 2008. During the pretrial and discovery phase the Company plans to assert its defenses to the merits of the various claims. The Company remains unaware of any confirmed death or serious injury resulting from any device failure due to the shorting mechanism described in the February 10, 2005 voluntary field action, although certain of plaintiffs' claims make such allegations. The Company has not recorded an expense related to damages in connection with the various Marquis related lawsuits because potential losses are not currently probable or reasonably estimable under SFAS No. 5.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Understanding Our Financial Information

The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic, Inc. For a full understanding of financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 28, 2006. In addition, you should read this discussion along with our condensed consolidated financial statements and related Notes thereto as of January 26, 2007.

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

Net earnings for fiscal third quarter 2007 were $710 million, or $0.61 per diluted share, as compared to net earnings of $670 million, or $0.55 per diluted share for the same period last fiscal year, representing an increase of 6% and 11%, respectively. In addition, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), related to stock-based compensation, using the modified-prospective method beginning in fiscal 2007. In accordance with this method, the Company is not adjusting its reported historical financial statements to reflect the impact of stock-based compensation. Total stock-based compensation expense recognized during the three months ended January 26, 2007 was $30 million after-tax.

Net earnings for the nine months ended January 26, 2007 were $1.990 billion, or $1.71 per diluted share, as compared to net earnings of $1.807 billion, or $1.48 per diluted share for the same period last fiscal year, representing an increase of 10% and 16%, respectively. Net earnings for the nine months ended January 26, 2007 included a $40 million pretax certain litigation charge. Net earnings for the nine months ended January 27, 2006 included a $225 million tax benefit associated with the reversal of reserves resulting from favorable agreements reached with the IRS, a $66 million after-tax special charge related to a charitable donation to The Medtronic Foundation and after-tax IPR&D charges of $295 million. In addition, the Company adopted SFAS No. 123(R), related to stock-based compensation, using the modified-prospective method beginning in fiscal 2007. Total stock-based compensation expense recognized during the nine months ended January 26, 2007 was $95 million after-tax.

Net sales for the three and nine months ended January 26, 2007 were $3.048 billion and $9.019 billion, representing an increase of 10% for both periods in comparison to the same periods last year. Foreign currency translation had a favorable impact on net sales for the three and nine month periods ending January 26, 2007 of $55 million and $94 million, respectively, when compared to the same periods of the prior year. The primary exchange rate movements that impact our consolidated net sales growth are the United States (U.S.) dollar as compared to the Euro and Japanese Yen. The impact of foreign currency fluctuations on net sales is not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities (see “Quantitative and Qualitative Disclosures About Market Risk” following this management’s discussion and analysis under “Item 3” as it relates to our hedging activities). The table below illustrates net sales by operating segment for the three and nine months ended January 26, 2007 and January 27, 2006 (dollars in millions):

	Three months ended			Nine months ended
	January 26, 2007	January 27, 2006	% Change	January 26, 2007	January 27, 2006	% Change
Cardiac Rhythm Disease Management	$1,291	$1,263	2%	3,904	$3,819	2%
Spinal and Navigation	629	563	12	1,854	1,626	14
Neurological	290	247	17	857	733	17
Vascular	304	236	29	871	665	31
Diabetes	226	182	24	633	534	19
Cardiac Surgery	174	154	13	509	481	6
ENT	134	125	7	391	367	7
Total Net Sales	$3,048	$2,770	10%	$9,019	$8,225	10%

The increase in net sales for the three and nine month periods was driven by strong performances in our Spinal and Navigation, Vascular, Neurological and Diabetes operating segments. Net sales in our largest operating segment, CRDM, increased 2% for both the three and nine months ended January 26, 2007 as compared to the same periods of the prior year.

Net sales of implantable cardioverter defibrillators (ICDs), our largest product line, decreased 2% and 1% for the three and nine month periods ended January 26, 2007, respectively, when compared to the same period in the prior year. U.S sales of ICDs during the three and nine months ended January 26, 2007 were $507 million and $1.556 billion representing a decline of 10% and 9%, respectively, as compared to the same periods in fiscal 2006. Outside the U.S. net sales of ICDs for the three and nine months ended January 26, 2007 were $204 million and $591 million representing growth of 29% over both periods last year.

For a portion of the three and nine month periods ended January 27, 2006, one key competitor had several product recalls, which bolstered revenues for us during this period. While the absence of a competitor favorably influenced net sales in the prior year, there are a number of factors influencing the declining results of the first nine months of this year. The previously highlighted quality concerns are diminishing in significance, but our success of treating symptomatic patients has left us increasingly dependent on asymptomatic primary prevention patients who are in a broader referral base and are more difficult to reach.

We continue to believe that the U.S. and worldwide ICD markets are greatly under-penetrated and represent a solid and sustainable growth opportunity. The need for sudden cardiac arrest protection and heart failure treatment is significant in the U.S. and even larger internationally. We estimate the U.S. ICD market to have a total prevalence pool of 1.3 million patients, and we estimate the penetration level to be between 30 to 35%, leaving approximately 880,000 patients in the prevalence pool. We also estimate that there are 250,000 new patients entering the prevalence pool each year.

While ICDs are our largest product line, they represent less than 25% of our total revenue. The remainder of our diversified business portfolio delivered solid worldwide net sales growth of 14% for both the three and nine month periods ended January 26, 2007 as compared to the same periods of the prior year. Also, net sales outside the U.S. grew across all business segments to $1.091 billion and $3.146 billion for the three and nine month periods ended January 26, 2007, an increase of 25% and 21%, respectively, over the same periods last year. Outside the U.S. net sales growth for the three and nine month periods ended January 26, 2007 were led by a 33% and 35% increase in Vascular net sales, respectively, due to continued acceptance of the Endeavor drug eluting stent (Endeavor), released in August 2005, and a 29% increase in outside the U.S. ICD sales for both periods.

On December 4, 2006, we announced our intention to pursue a spin-off of Physio-Control, our wholly-owned subsidiary that offers external defibrillation and emergency response systems, data management solutions and support services used by hospitals and emergency response personnel into an independent, publicly traded company. On January 15, 2007, we voluntarily suspended U.S. shipments of Physio-Control products manufactured at our facility in Redmond, Washington in order to address quality system issues. We are currently in discussions with the U.S. Food and Drug Administration regarding the corrective actions that need to be taken before shipping in the U.S. can resume. We have a dedicated team from across the company working on these actions and improving the quality systems. The suspension of U.S. shipments in the last two weeks of the three and nine month period ended January 26, 2007 did not have a material impact on the company’s overall results. We expect the suspension of U.S. shipments to continue into fiscal year 2008. Following the resolution of these matters, we intend to continue to pursue the spin-off.

For more detail regarding net sales, see our discussion of net sales by operating segment within this management’s discussion and analysis.

We remain committed to our mission of developing lifesaving and life enhancing therapies to alleviate pain, restore health and extend life. We continue to make substantial investments in the expansion of our existing product lines and for the identification of new innovative products. Research and development spending during the three and nine month periods ended January 26, 2007 of $293 million and $912 million increased 5% and 11%, respectively, compared to the same period in the prior year. Research and development expenses for the three and nine months ended January 26, 2007 include an allocation of $7 million and $29 million, respectively, related to stock compensation expense. Our research and development efforts are focused on maintaining or achieving leadership in each of the markets we serve by providing patients the most advanced and effective treatments possible. We work to improve patient access through well planned studies, which show the cost-effectiveness of our therapies, and our alliance with patients, clinicians, regulators and reimbursement agencies. We also focus on clinical trials, which lead to market expansion and may enable further market penetration for our life changing devices.

Increased investment in our future is fortified by our continued strong cash flow generated from operations of $2.054 billion during the nine months ended January 26, 2007, and our $6.100 billion in cash, short- and long-term debt securities as of January 26, 2007. We intend to use our cash flow from operations to invest in research and development, pursue potential strategic acquisitions and participate in expanded clinical trials, which support regulatory approval of our products.

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

The preparation of the condensed consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, property, plant and equipment, investment impairment, legal proceedings, IPR&D, warranty obligations, product liability, self-insurance, pension and post-retirement obligations, sales returns and discounts, stock-based compensation and income taxes are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience, actuarial valuations or various assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the accounting estimates are made, and (2) material changes in the estimates are reasonably likely to occur from period to period. Our critical accounting estimates include the following:

Legal Proceedings

We are involved in a number of legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, which, if granted, could require significant expenditures or result in lost revenues. In accordance with SFAS No. 5, “Accounting for Contingencies,” we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. If a loss is reasonably likely but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes accompanying our condensed consolidated financial statements.

If a loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. Our significant legal proceedings are discussed in Note 15 to the condensed consolidated financial statements and are incorporated by reference into Part II, Item 1 — Legal Proceedings. It is not possible to predict the outcome for most actions discussed, and while we believe that we have meritorious defenses against the matters detailed in Note 15, it is possible that costs associated with them could have a material adverse impact on our consolidated earnings, financial position or cash flows.

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

Our operational and tax strategies have resulted in an effective tax rate of 23.98% and a non-GAAP nominal tax rate of 25.25%, versus the U.S. Federal statutory rate of 35% for the three months ended January 26, 2007. See discussion of the tax rate in the “Income Taxes” section of this management’s discussion and analysis.

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

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our condensed consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows. Goodwill was $4.363 billion and $4.346 billion as of January 26, 2007 and April 28, 2006, respectively.

Other intangible assets consist primarily of purchased technology, patents, and trademarks which are amortized using the straight-line method over their estimated useful lives, ranging from 3 to 20 years. We review these intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. Other intangible assets, net of accumulated amortization, were $1.555 billion and $1.592 billion as of January 26, 2007 and April 28, 2006, respectively.

Stock-Based Compensation

Effective April 29, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. We elected the modified-prospective method of adopting SFAS No. 123(R), under which prior periods are not retroactively revised. Estimated stock-based compensation expense for the non-vested portion of awards granted prior to the effective date is being recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures. Total stock-based compensation expense recognized during the three and nine months ended January 26, 2007 was $45 million and $139 million pre-tax, respectively. See Note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information regarding our stock-based compensation programs.

We use the Black-Scholes option pricing model (Black-Scholes model) to determine the fair value of stock options as of the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rate, volatility of our stock price and expected dividends.

We analyze historical employee exercise and termination data to estimate the expected life assumption. We believe that historical data currently represents the best estimate of the expected life of a new employee option. We also stratify our employee population based upon distinctive exercise behavior patterns. The risk-free interest rate we use is based on the yield on the grant date of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term. Beginning in the fiscal third quarter 2007 we began to calculate a blended volatility for our common stock by using the historical volatility and implied volatility. Prior to fiscal third quarter 2007, we calculated the expected volatility based solely on historical volatility. The dividend yield rate used is calculated by dividing our annual dividend, based on the most recent quarterly dividend rate, by the closing stock price on the grant date. The amount of stock-based compensation expense we recognize during a period is based on the portion of the awards that are ultimately expected to vest. We estimate pre-vesting option forfeitures at the time of grant by analyzing historical data and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

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

Acquisitions

Three and nine months ended January 26, 2007

On September 15, 2006, we acquired and/or licensed selected patents and patent applications owned by Dr. Eckhard Alt (Dr. Alt), or certain of his controlled companies in a series of transactions. In connection therewith, we also resolved all outstanding litigation and disputes between Dr. Alt and us and our affiliates. The agreements required the payment of total consideration of $75 million, $74 million of which was capitalized as technology based intangible assets that had an estimated useful life of 11 years at the time of acquisition. The acquired patents or licenses pertain to the cardiac rhythm disease management field and have both current application and potential for future patentable commercial products.

On July 25, 2006, we acquired substantially all of the assets of Odin Medical Technologies, LTD (Odin), a privately held company. Prior to the acquisition, we had an equity investment in Odin, which was accounted for under the cost method of accounting. Odin focused on the manufacture of the PoleStar™ intraoperative Magnetic Resonance Image (iMRI) Guidance System which is already exclusively distributed by us. This acquisition is expected to help us further expand the acceptance of iMRI guidance in neurosurgery.

The consideration for Odin was approximately $21 million, which included $6 million in upfront cash and a $2 million milestone payment made during fiscal second quarter 2007. The $8 million in net cash paid resulted from the $21 million in consideration less the value of our prior investment in Odin and Odin’s then existing cash balance.

Three and nine months ended January 27, 2006

On July 1, 2005, we acquired all of the outstanding stock of Transneuronix, Inc. (TNI), a privately held company. Prior to the acquisition, we had an equity investment in TNI, which was accounted for under the cost method of accounting. TNI focused on the treatment of obesity by stimulation of the stomach with an implantable gastric stimulator, known as the Transcend device. This acquisition is expected to complement our strategy to deliver therapeutic solutions for the worldwide challenges of obesity. The consideration for TNI was approximately $269 million. The $269 million in consideration includes $227 million in cash paid plus our prior investment in TNI and TNI’s then existing cash balance. The purchase price is subject to increases which would be triggered by the achievement of certain milestones. Our results of operations for the three months ended July 29, 2005 include the results of TNI since the date of acquisition.

On May 18, 2005, we acquired substantially all of the spine-related intellectual property and related contracts, rights, and tangible materials owned by Gary Michelson, M.D. and Karlin Technology, Inc. (Michelson) and settled all outstanding litigation and disputes between Michelson and us. The acquired patents pertain to novel spinal technology and techniques that have both current application and the potential for future patentable commercial products. The agreement requires total consideration of $1.350 billion for the purchase of a portfolio of more than 100 issued U.S. patents, over 110 pending U.S. patent applications and numerous foreign counterparts to these patents and patent applications, and the settlement of all ongoing litigation. A value of $550 million was assigned to the settlement of past damages between the parties and was recorded as an expense in fiscal fourth quarter 2005. The remaining consideration, including $3 million of direct acquisition costs, was allocated between $628 million of acquired technology based intangible assets that had a useful life of 17 years at the time of acquisition and $175 million of IPR&D that was expensed on the date of acquisition related to spinal technology based devices that had not yet reached technological feasibility and had no future alternative use. The patents pertain to novel spinal technology and techniques that have the potential for future patentable commercial products in the area of spinal surgery. During fiscal first quarter 2006, we paid $1.320 billion and committed to three future installments of $10 million to be paid in May 2006, 2007, and 2008. The first installment of $10 million was paid in May 2006.

Net Sales

The table below illustrates net sales by operating segment for the three and nine months ended January 26, 2007 and January 27, 2006 (dollars in millions):

	Three months ended			Nine months ended
	January 26, 2007	January 27, 2006	% Change	January 26, 2007	January 27, 2006	% Change
Low Power Pacing	$458	$426	8%	$1,391	$1,331	5%
High Power Defibrillation	711	723	(2)	2,147	2,173	(1)
Physio-Control	105	99	6	317	268	18
Other	17	15	13	49	47	4
CARDIAC RHYTHM DISEASE MANAGEMENT	1,291	1,263	2	3,904	3,819	2
Spinal Instrumentation	429	387	11	1,265	1,146	10
Spinal Biologics	169	147	15	509	408	25
Navigation	31	29	7	80	72	11
SPINAL & NAVIGATION	629	563	12	1,854	1,626	14
Neuro Implantables	233	202	15	697	592	18
Gastroenterology & Urology	57	45	27	160	141	13
NEUROLOGICAL	290	247	17	857	733	17
Stents	148	96	54	399	251	59
Other Coronary	87	83	5	265	242	10
Endovascular/Peripheral	69	57	21	207	172	20
VASCULAR	304	236	29	871	665	31
DIABETES	226	182	24	633	534	19
Valves	62	52	19	180	166	8
Perfusion	82	75	9	242	233	4
Cardiac Surgery Technologies	30	27	11	87	82	6
CARDIAC SURGERY	174	154	13	509	481	6
Core ENT	69	65	6	200	195	3
Neurologic Technologies	65	60	8	191	172	11
ENT	134	125	7	391	367	7
TOTAL	$3,048	$2,770	10%	$9,019	$8,225	10%

Forward-looking statements are subject to risk factors (see “Cautionary Factors That May Affect Future Results” set forth in our Form 10-K for the year ended April 28, 2006).

Cardiac Rhythm Disease Management

CRDM products consist primarily of pacemakers, implantable and external defibrillators, leads, ablation products, electrophysiology catheters, navigation systems and information systems for the management of patients with our devices. CRDM net sales for the three and nine months ended January 26, 2007 were $1.291 billion and $3.904 billion, an increase in both periods of 2% when compared to the same periods of the prior year. Foreign currency translation had a favorable impact on net sales for the three and nine months ended January 26, 2007 of approximately $27 million and $47 million, respectively, when compared to the same periods of the prior year. Worldwide net sales of ICDs, our largest product line, decreased 2% and 1% for the three and nine month periods ended January 26, 2007, respectively, when compared to the same period of the prior year. U.S. sales of ICDs during the three and nine months ended January 26, 2007 were $507 million and $1.556 billion representing a decline of 10% and 9%, respectively, as compared to the same periods in fiscal 2006. Outside the U.S. net sales of ICDs for the three and nine months ended January 26, 2007 were $204 million and $591 million representing growth of 29% over both periods last year.

For a portion of the three and nine month periods ended January 27, 2006, one key competitor had several product recalls, which bolstered revenues for us during the period. While the absence of a competitor favorably influenced net sales in the prior year, there are a number of factors influencing the declining results of the first nine months of this year. The previously highlighted quality concerns are diminishing in significance, but our success of treating symptomatic patients has left us increasingly dependent on asymptomatic primary prevention patients who are in a broader referral base and are more difficult to reach.

We continue to believe that the U.S. and worldwide ICD markets are significantly attractive and represent a solid and sustainable growth opportunity as the need for sudden cardiac arrest protection and heart failure treatment is significant. We continue to make worldwide investments in marketing and distribution, such as strategic additions to our field force, including therapy sales representatives, clinical specialists and general sales representatives.

Pacing system net sales for the three and nine months ended January 26, 2007 were $458 million and $1.391 billion, respectively, an increase of 8% and 5%, respectively, when compared to the same periods of the prior year. The increase in pacing system net sales is primarily due to the continued acceptance of the EnRhythm pacemaker and the Adapta, Versa and Sensia families of pacemakers, which incorporate managed ventricular pacing, or MVP, automaticity and the connection to our remote monitoring system, CareLink.

Physio-Control net sales for the three and nine months ended January 26, 2007 were $105 million and $317 million, an increase of 6% and 18%, respectively, when compared to the same periods of the prior year.

On December 4, 2006, we announced our intention to pursue a spin-off of Physio-Control, our wholly-owned subsidiary that offers external defibrillation and emergency response systems, data management solutions and support services used by hospitals and emergency response personnel into an independent, publicly traded company. On January 15, 2007, we voluntarily suspended U.S. shipments of Physio-Control products manufactured at our facility in Redmond, Washington in order to address quality system issues. We are currently in discussions with the U.S. Food and Drug Administration regarding the corrective actions that need to be taken before shipping in the U.S. can resume. We have a dedicated team from across the company working on these actions and improving the quality systems. We expect the suspension of U.S. shipments to continue into fiscal year 2008. Following the resolution of these matters, we intend to continue to pursue the spin-off.

Looking ahead, we expect our CRDM operating segment should benefit from the following:

•

Continued acceptance and increased account penetration of the Concerto and Virtuoso line of ICDs, commercially launched in Europe and in the U.S in fiscal first quarter 2007. These are our first devices with wireless telemetry, enabling remote communication between the implanted device and programmer in a clinician’s office and at implant, or between the device and a patient home monitor.

•

Continued returns on our investments in marketing. During fiscal third quarter 2007, we launched our Sudden Cardiac Arrest and ICD awareness campaign and we continue to make progress on other initiatives to help educate patients and doctors so we can reach the hundreds of thousands of people who could benefit from these products and therapies.

•

Continued expansion of the Medtronic Carelink Network, available on both pacing and ICD platforms. As of the end of fiscal third quarter 2007, more than 1,100 clinics were monitoring nearly 110,000 patients in the U.S on the Carelink network.

Spinal and Navigation

Spinal and Navigation products include thoracolumbar, cervical and interbody spinal devices, bone graft substitutes and surgical navigation tools and equipment. Spinal and Navigation net sales for the three and nine months ended January 26, 2007 were $629 million and $1.854 billion, an increase of 12% and 14%, respectively, over the same periods of the prior year. Foreign currency translation had a favorable impact on net sales for the three and nine months ended January 26, 2007 of approximately $3 million and $6 million, respectively, when compared to the same periods of the prior year. The net sales increase for the three and nine months ended January 26, 2007 in this operating segment were driven primarily by our Spinal business, which grew 12% and 14%, respectively, over the same periods of the prior fiscal year. Spinal instrumentation net sales for the three and nine months ended January 26, 2007 were $429 million and $1.265 billion, an increase of 11% and 10%, respectively, as compared to the same periods of the prior year. Spinal Biologics net sales for the three and nine months ended January 26, 2007 were $169 million and $509 million, an increase of 15% and 25%, respectively, over the same periods of the prior year. The Spinal sales increase reflects solid growth across our portfolio of product offerings including expanded surgeon adoption of INFUSE Bone Graft and growth of the CD HORIZON LEGACY family of products, which includes our new PEEK ROD. In addition, the CRESCENT Vertebral Body Spacer and our Venture Cervical System also contributed to the growth in the quarter. Also, our MAST family of products, which includes the industry’s most comprehensive offering of minimal-access procedural solutions, continues to drive growth led by the SEXTANT I and II.

One trend in the Spinal market is that small companies continue to increase their presence in the U.S. The revenue of over sixty of these smaller companies has more than doubled over the last calendar year, putting pressure on the market in several ways.

Navigation net sales for the three and nine months ended January 26, 2007 were $31 million and $80 million, an increase of 7% and 11%, respectively, over the same periods of the prior year as a result of continued strength of the StealthStation TRIA Treon and Polestar N20 surgical navigation equipment.

Looking ahead, we expect our Spinal and Navigation operating segment should benefit from the following:

•

Continued returns from our investments outside the U.S. Specifically continued acceptance of the CD HORIZON, LEGACY 5.5, VERTEX Reconstruction System and the CD HORIZON SEXTANT I System in Japan and Western Europe.

•

Continued acceptance of the INFUSE Bone Graft for spinal fusion and certain types of acute, open tibia fractures and the expansion of indications for INFUSE Bone Graft. On November 9, 2006, the FDA advisory panel recommended approval of INFUSE Bone Graft for use in oral maxillofacial procedures.

•

An FDA advisory panel unanimously voted to recommend approval of the PRESTIGE Cervical Disc System. The PRESTIGE Disc is the first in a portfolio of artificial discs designed to serve patients suffering from severe degenerative disc disease, while maintaining motion in a patient’s cervical spine. Approval is anticipated in the U.S. before the end of fiscal year 2007.

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

Neurological

Neurological products consist of therapeutic and diagnostic devices, including implantable neurostimulation systems, implantable drug administration devices, urology products, gastroenterology products and functional diagnostic and sensing equipment. Neurological net sales for the three and nine months ended January 26, 2007 were $290 million and $857 million, an increase in both periods of 17%, when compared to the same periods of the prior year. Foreign currency translation had a favorable impact on net sales for the three and nine months ended January 26, 2007 of approximately $5 million and $9 million, respectively, when compared to the same periods of the prior year. Net sales from neurological implantables for the three and nine months ended January 26, 2007 were $233 million and $697 million, an increase of 15% and 18%, respectively, when compared to the same periods of the prior year. Growth in neurological implantables was driven by key products including the RestoreADVANCED and PrimeADVANCED Neurostimulation Systems for pain management and Activa deep brain stimulation for the treatment of movement disorders associated with advanced Parkinson’s disease, dystonia, and essential tremor. Gastroenterology and urology net sales were $57 million and $160 million for the three and nine months ended January 26, 2007, an increase of 27% and 13%, respectively, when compared to the same periods in the prior fiscal year. Gastroenterology and urology net sales growth was driven by our InterStim product line for incontinence and our Prostiva line for the treatment of enlarged prostate.

Looking ahead, we expect our Neurological operating segment should benefit from the following:

•

Continued acceptance of Activa deep brain stimulation. The New England Journal of Medicine recently published a study that confirmed the advantages of Activa deep brain stimulation for the treatment of dystonia, and the journal Neurology published a study that supports earlier treatment of Parkinsons’ disease with Activa deep brain stimulation.

•

Continued acceptance of Prostiva RF (radio-frequency) therapy for the treatment of symptomatic benign prostatic hyperplasia (BPH), or enlarged prostate. Prostiva RF therapy delivers low-level radio frequency energy to a precisely targeted area on an enlarged prostate.

•

Continued acceptance of InterStim II neurostimulation system for the treatment of overactive bladder and urinary retention. The InterStim therapy uses sacral nerve stimulation to improve bladder function. InterStim II’s enhancements include greater flexibility to accommodate more patients, a streamlined implant procedure and simplified programming. The improved patient programmer also provides patients more control of their therapy.

Vascular

Vascular products consist of coronary and peripheral stents and related delivery systems, endovascular stent graft systems, distal embolic protection systems and a broad line of balloon angioplasty catheters, guide catheters, guidewires, diagnostic catheters and accessories. Vascular net sales for the three and nine months ended January 26, 2007 were $304 million and $871 million, an increase of 29% and 31%, respectively, when compared to the same periods of the prior year. Foreign currency translation had a favorable impact on net sales for the three and nine months ended January 26, 2007 of approximately $10 million and $18 million, respectively, when compared to the same periods of the prior year. Coronary Vascular net sales for the three and nine months ended January 26, 2007 were $235 million and $664 million, an increase of 31% and 35%, respectively, driven by stent growth of 54% and 59%, respectively, when compared to the same periods of the prior year. Endeavor, introduced in fiscal year 2006 in markets outside the U.S., contributed $77 million and $216 million during the three and nine month periods ended January 26, 2007, respectively. Endeavor is now commercially released in more than 100 countries outside the U.S., and Endeavor sales have benefited from favorable safety and efficacy data and its ease of delivery. Net sales of other coronary products, including balloons, guides and wires, also grew 5% and 10%, respectively, for the three and nine months ended January 26, 2007 when compared to the same periods of the prior fiscal year. Endovascular/Peripheral revenue grew 21% and 20%, respectively, for the three and nine months ended January 26, 2007, when compared to the same period in the prior fiscal year as a result of strong growth in sales of the AneuRx AAAdvantage, which is used to treat abdominal aortic aneurysms (AAA) in the U.S., and increased sales of the Valiant Thoracic Stent Graft System outside the U.S. The Valiant stent graft is a next-generation product used for the minimally invasive repair of the thoracic aorta, the body’s largest artery, for several disease states including aneurysms, penetrating ulcers, acute or chronic dissections, and contained or traumatic ruptures.

Looking ahead, we expect our Vascular operating segment should benefit from the following:

•	Increasing market share of Endeavor in currently available commercial markets.

•

Our anticipated entry into the U.S. drug eluting stent market. The final module of the Endeavor PMA was submitted in November 2006 and FDA approval and U.S. launch is anticipated in the second half of calendar 2007. Positive clinical results from the ENDEAVOR II pivotal trial provided further evidence of the sustained safety and effectiveness of Endeavor, with a clinically and statistically significant treatment effect in comparison to the bare Driver stent.

•	Market share gains achieved from the continued acceptance of the AneuRx AAAdvantage Stent Graft in the U.S. and Valiant Thoracic Stent Graft outside the U.S.

Diabetes

Diabetes net sales for the three and nine months ended January 26, 2007 were $226 million and $633 million, an increase of 24% and 19%, respectively, when compared to the same periods of the prior year. Foreign currency translation had a favorable impact on net sales for the three and nine months ended January 26, 2007 of approximately $4 million and $7 million, respectively, when compared to the same periods of the prior year. External pump sales for the three and nine month periods ended January 26, 2007 were $104 million and $286 million, respectively, representing growth of 36% and 34%, respectively. This increase reflects strong market acceptance of the Paradigm REAL-time Sensor Augmented pump system that integrates continuous glucose monitoring and insulin pump functionality. Sales of disposables during the three and nine months ended January 26, 2007 were $109 million and $315 million, respectively, an increase of 14% and 7% as compared to the same periods of the prior year.

Looking ahead, we expect our Diabetes operating segment should benefit from the following:

•

Continued Acceptance of the Guardian REAL-Time Continuous Glucose Monitoring System for diabetes management. The Guardian REAL-Time System is a stand alone glucose monitoring system that provides patients with real-time glucose trend graphs and predictive alarms informing them when their glucose levels become too high or too low, enabling better management of diabetes.

•

The Mini-Link, our next generation sensor transmitter, recently received FDA approval. Mini-Link significantly improves patient comfort as the transmitter has no cable and is about one third the size of the previous version. The Mini-Link is rechargeable, snaps directly into the sensor and can be used with the Paradigm Real Time as well as the Guardian Real-Time Continuous Glucose Monitoring Systems. We plan to launch Mini-Link in fiscal fourth quarter 2007.

Cardiac Surgery

Cardiac Surgery products include perfusion systems, products for the repair and replacement of heart valves, and cardiac technologies, including minimally invasive cardiac surgery products, positioning and stabilization systems for beating heart surgery, surgical accessories and surgical ablation products. Cardiac Surgery net sales for the three and nine months ended January 26, 2007 were $174 million and $509 million, an increase of 13% and 6%, respectively, when compared to the same periods of the prior year. Foreign currency translation had a favorable impact on net sales for the three and nine months ended January 26, 2007 of approximately $4 million and $5 million, respectively, when compared to the same periods of the prior year. The increase in net sales was led by a 19% increase in sales from heart valves. During the three months ended January 27, 2006, we completed a sales force restructuring which negatively impacted net sales for that quarter.

Looking ahead, we expect our Cardiac Surgery operating segment should benefit from the following:

•

Further acceptance of the Melody Transcatheter Pulmonary Valve and Ensemble Transcatheter Delivery System, which received CE Mark approval for commercial sale in Europe in October 2006. The first U.S. patient implant in a feasibility study to evaluate the use of the Medtronic Melody Transcatheter Pulmonary Valve and Ensemble Transcatheter Delivery System in the U.S. was implanted in February 2007. This technology provides a catheter-based approach to pulmonic valve replacement for patients with congenital heart defects, thereby reducing the number of open-heart surgeries required during their lifetime.

•	Future acceptance of Navigator, a device that enables surgical ablation procedures, which was launched in early November 2006.

ENT

ENT consists of ear, nose and throat related products (Core ENT) and neurologic technology related products including powered tissue-removal systems and other microendoscopy instruments, implantable devices, nerve monitoring systems, disposable fluid-control products, image-guided surgery systems, a Ménière’s treatment device, hydrocephalus shunt devices, external drainage systems, cranial fixation devices, neuroendoscopes and dura repair products. ENT net sales for the three and nine months ended January 26, 2007 were $134 million and $391 million, an increase of 7% in both periods when compared to the same periods of the prior year. Foreign currency translation had a favorable impact on net sales for the three and nine months ended January 26, 2007 of approximately $2 million for both periods when compared to the same periods of the prior year. Core ENT net sales for the three and nine months ended January 26, 2007 were $69 million and $200 million, representing an increase of 6% and 3% when compared to the same periods of the prior year. Net sales were impacted by the loss of revenue from our tonometry product line that was sold in fiscal third quarter 2006. The tonometry product line contributed approximately $4 million and $12 million of net sales for the three and nine months ended January 27, 2006, respectively. The primary drivers of the increase in Core ENT related net sales were continued physician acceptance of the Straightshot M4 Microdebrider, the NIM-Response 2.0 Nerve Integrity Monitor and image guided surgery systems. Neurologic Technology related net sales for the three and nine months ended January 26, 2007 were $65 million and $191 million, an increase of 8% and 11%, respectively, as compared to the same periods of the prior year. The primary drivers of growth in Neurologic Technologies were continued acceptance of the high-speed powered surgical drill systems, including the EHS Stylus system and the Strata valve, an adjustable flow control valve in which the resistance properties of the valve can be changed non-invasively by the caregiver. The valve is designed to minimize overdrainage of cerebrospinal fluid and maintain intraventricular pressure within a normal physiologic range, regardless of patient position.

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

Costs and Expenses

The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended		Nine months ended
	January 26, 2007	January 27, 2006	January 26, 2007	January 27, 2006
Cost of products sold	25.4%	25.2%	25.5%	24.9%
Research & development	9.6	10.1	10.1	10.0
Selling, general & administrative	34.1	32.5	33.9	32.6
IPR&D	-	-	-	4.4
Certain litigation	-	-	0.4	-
Special charges	-	-	-	1.2
Other expense, net	1.4	0.3	1.8	1.2
Interest income, net	(1.2)	(0.9)	(1.3)	(0.6)

Cost of Products Sold

Cost of products sold for the three and nine months ended January 26, 2007, as a percentage of net sales, increased by 20 and 60 basis points, respectively, over the same periods of the prior year to 25.4% and 25.5%, respectively. The increase in cost of products sold as a percentage of net sales in the three months ended January 26, 2007 was due to a 90 basis point increase relating to geographic and product mix shifts and a 10 basis point increase for the recognition of $5 million of stock-based compensation expense in the period. These increases in cost of products sold were offset by 40 basis points of favorable foreign currency adjustments and 40 basis points of favorable manufacturing variances in the period. For the nine months ended January 26, 2007, the 60 basis point increase in cost of products sold as a percentage of net sales was due to a 110 basis point increase relating to geographic and product mix shifts and a 20 basis point increase due to the recognition of $15 million of stock-based compensation expense in the period, offset by 40 basis points of favorable foreign currency adjustments and 30 basis points of favorable manufacturing variances.

Research and Development

Consistent with prior periods, we have continued to invest in the future by spending aggressively on research and development efforts. For the three and nine months ended January 26, 2007, research and development spending was $293 million and $912 million, respectively, or 9.6% and 10.1% as a percentage of net sales compared to $280 million and $819 million, or 10.1% and 10.0% as a percentage of net sales, for the three and nine months ended January 27, 2006, respectively. For the three months ended January 26, 2007, approximately 20 basis points ($7 million) of the 50 basis point decrease was the result of stock-based compensation expense recognized in the period. The remainder of the decrease is the result of sales outpacing research and development spending compared to the prior period. For the nine months ended January 26, 2007, approximately 30 basis points ($29 million) of the 10 basis point increase was the result of stock-based compensation expense for the period. This increase was slightly offset by sales outpacing research and development spending compared to the prior period. We remain committed to developing technological enhancements and new indications for existing products, and less invasive and new technologies to address unmet medical needs.

Selling, General and Administrative

Selling, general and administrative expense for the three and nine months ended January 26, 2007, as a percentage of net sales, increased 160 basis points and 130 basis points to 34.1% and 33.9%, respectively, as compared to the same periods of the prior year. The increases were due mainly to the recognition of stock-based compensation expense of $33 million and $95 million, or 110 basis points and 105 basis points, respectively. The remaining increases for the three and nine months ended January 26, 2007 were due to expenses associated with our previously communicated investment in selling and marketing activities, particularly for CRDM, Spinal and Diabetes, offset by our continual cost control measures across all of our businesses and attempts to leverage the general and administrative categories.

Special, Certain Litigation and IPR&D Charges

Special, certain litigation and IPR&D charges for the three and nine months ended January 26, 2007 and January 27, 2006 were as follows:

	Three months ended		Nine months ended
(dollars in millions, except per share data)	January 26, 2007	January 27, 2006	January 26, 2007	January 27, 2006
Special charges (net of $34 tax)	$-	$-	$-	$66
Certain litigation charges (net of $- tax)	-	-	40	-
IPR&D charges (net of $69 tax)	-	-	-	295
Tax benefit from the reversal of tax reserves	-	-	-	(225)
Total special, certain litigation and IPR&D charges, net of tax	$-	$-	$40	$136
Per Diluted Share Data:
Special charges	$-	$-	$-	$0.05
Certain litigation charges	-	-	0.04	-
IPR&D charges	-	-	-	0.24
Tax benefit from the reversal of tax reserves	-	-	-	(0.18)
Total Per Diluted Share	$-	$-	$0.04	$0.11

Special Charges

There were no special charges for the three and nine months ended January 26, 2007.

In fiscal second quarter 2006, we recorded a $100 million ($66 million, after-tax) charitable donation to The Medtronic Foundation, a related party non-profit organization. Additionally, during fiscal second quarter 2006, we recorded a $225 million tax benefit associated with favorable agreements with the IRS involving the review of domestic income tax returns for fiscal years 1997 through 2002 (see Note 12 to the condensed consolidated financial statements).

Certain Litigation

During fiscal first quarter 2007, we recorded a certain litigation charge of $40 million related to a settlement agreement with the United States Department of Justice which requires the government to obtain dismissal of two qui tam civil suits pending against us, and is conditioned upon such dismissal being obtained. The two suits were based upon allegations about certain sales and marketing practices in the Spinal business. The settlement agreement reflects our assertion that the Company and its current employees have not engaged in any wrongdoing or illegal activity.

There were no certain litigation charges for the three and nine months ended January 27, 2006.

IPR&D Charges

There were no IPR&D charges for the three and nine months ended January 26, 2007.

On July 1, 2005, we acquired all of the outstanding stock of TNI. At the date of the acquisition, $169 million of the purchase price was expensed as IPR&D related to a product being developed for the treatment of obesity by stimulation of the stomach, that had not yet reached technological feasibility and for which no future alternative use had been identified. The technology is expected to be adapted for use in therapeutic treatments for obesity. This acquisition is expected to complement our strategy to deliver therapeutic solutions for the worldwide challenges of obesity.

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

Other Expense, Net

Other expense, net includes intellectual property amortization expense, royalty income and expense, realized minority investment gains/(losses), realized foreign currency transaction and derivative gains/(losses) and impairment charges. Other expense, net for the three and nine months ended January 26, 2007 increased $34 million and $59 million, to $44 million and $160 million, respectively, as compared to the same periods of the prior year. The change for the three months ended January 26, 2007 is primarily due to currency hedges, which resulted in gains in the quarter of $3 million versus gains in the third quarter of the prior year of $31 million. Fiscal third quarter 2007 was also positively impacted by $26 million due to the accelerated amortization of deferred income in connection with a product supply agreement in the Vascular business, where the other party elected not to exercise its option to extend the agreement. Also related to this agreement, the fiscal fourth quarter 2007 Other expense, net will be positively impacted by an additional $30 million of accelerated amortization of deferred income. In addition, the quarter was negatively impacted by a $10 million charge in connection with an intellectual property dispute. The increase of $58 million for the nine months ended January 26, 2007 is due to increased royalty expenses of Vascular drug eluting stents launched outside the U.S. during the period and increased transaction hedge expenses. In addition, the prior year expense was offset by a $21 million gain for the sale of the Tonometry product line.

Interest Income, Net

For the three and nine months ended January 26, 2007, we generated net interest income of $36 and $113 million, respectively, as compared to net interest income of $24 and $52 million, respectively, for the same periods of the prior fiscal year. The increases for the three and nine months ended January 26, 2007 are the result of the higher cash and cash investment balances as compared to the prior periods. Interest income continues to increase, as we have maintained our ability to generate rates of returns on our investments that exceed the interest rates we are paying on our outstanding debt.

Income Taxes

	Three months ended		Nine months ended
	January 26, 2007	January 27, 2006	January 26, 2007	January 27, 2006
	(dollars in millions)
Income tax (benefit) provision	$224	$235	$670	$354
Effective tax rate	23.98%	26.00%	25.19%	16.40%
Impact of special, IPR&D charges, and tax benefit from a law change	1.27%	-	0.06%	9.60
Non-GAAP nominal tax rate (1)	25.25%	26.00%	25.25%	26.00%

_________

(1)

Non-GAAP nominal tax rate is defined as the income tax (benefit) provision as a percentage of taxable income, excluding special, certain litigation, IPR&D charges, and tax benefit from a change in law.

Our effective tax rate for the three and nine months ended January 26, 2007 was 23.98% and 25.19% compared to 26.00% and 16.40%, respectively, from the same periods of the prior fiscal year. Our non-GAAP nominal tax rate for the three and nine months ended January 26, 2007 was 25.25% compared to 26.00% from the same periods of the prior fiscal year. The fluctuation in our effective tax rate is primarily due to certain items being taxed at different tax rates than our non-GAAP nominal tax rates, cumulative tax benefits resulting from retroactive renewal of a research & development credit, recognition of tax benefits associated with favorable agreements reached with the IRS, and the impact of benefits derived from our international operations. The decrease in the Company’s non-GAAP nominal tax rate for the three and nine months ended January 26, 2007 is primarily due to the impact of benefits derived from our international operations.

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

In August 2003, the IRS proposed adjustments arising out of its audit of our fiscal years 1997, 1998 and 1999 tax returns. We initiated a defense of these adjustments at the IRS appellate level in November 2004. All matters related to these tax years have been resolved except for an issue related to the allocation of income between Medtronic, Inc., and its wholly owned subsidiary in Switzerland. Also, during fiscal year 2006, the IRS issued its audit report for fiscal years 2000, 2001 and 2002. We have reached agreement with the IRS on substantially all of the proposed adjustments for those fiscal years. The only item of significance that remains unresolved relates to the carryover impact of the proposed allocation of income for fiscal years 1997 through 1999. The unresolved issue from the 1997 through 2002 tax audits, as well as tax positions taken by the IRS or foreign tax authorities during future tax audits, could have a material unfavorable impact on our effective tax rate in future periods. We continue to believe that we have meritorious defenses for our tax filings and will vigorously defend them through litigation in the courts, as necessary. We believe that we have appropriately reserved for probable liabilities resulting from tax assessments by taxing authorities.

Liquidity and Capital Resources

	January 26, 2007	April 28, 2006
	(dollars in millions)
Working capital	$5,507	$5,971
Current ratio*	3.0:1.0	2.4:1.0
Cash, cash equivalents, and short-term investments	$3,321	$6,101
Long-term investments in public and private debt securities**	2,754	767
Cash, cash equivalents, short-term investments, and long-term debt securities	$6,075	$6,868
Short-term borrowings and long-term debt	$6,128	$7,923
Net cash position***	$(53)	$(1,055)

_________________

*	Current ratio is the ratio of current assets to current liabilities.
**	Long-term investments include public and private debt securities with a maturity date greater than one year from the end of the period.
***	Net cash position is the sum of cash, cash equivalents, short-term investments and long-term investments in public and private debt securities less short-term borrowings and long-term debt.

The increase in our net cash position primarily relates to the retirement of $1.877 billion in debentures, cash outlays for capital expenditures, dividend payments and share repurchases offset by income from operations and other cash proceeds. (See “Summary of Cash Flows” section of this management’s discussion and analysis for further discussion of our cash uses and proceeds). The decrease in our working capital relates to our investment of the repatriated controlled foreign operations earnings in long-term trading securities, offset by normal operating changes in other account balances.

At January 26, 2007 and April 28, 2006, approximately $5.023 billion and $4.168 billion, respectively, of cash, cash equivalents, short-term investments and long-term investments in debt securities were held by our non-U.S. subsidiaries. These funds are available for use by worldwide operations; however, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would be subject to U.S. tax.

We believe our existing cash and investments, as well as our unused lines of credit and commercial paper capacity of $2.387 billion, if needed, will satisfy our foreseeable working capital requirements for at least the next twelve months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions.

Summary of Cash Flows

	For the nine months ended
	January 26, 2007	January 27, 2006
	(dollars in millions)
Cash provided by (used in):
Operating activities	$2,054	$1,512
Investing activities	(629)	(3,434)
Financing activities	(2,354)	946
Effect of exchange rate changes on cash and cash equivalents	22	112
Net change in cash and cash equivalents	$(907)	$(864)

Operating Activities

Our net cash provided by operating activities was $2.054 billion for the nine months ended January 26, 2007 compared to net cash provided by operating activities of $1.512 billion in the same period of the prior year. The $542 million increase in net cash provided by operating activities was primarily attributable to:

•	A $592 million decrease in cash used for operating assets and liabilities, primarily driven by a $670 million change in accounts payable and accrued liabilities and changes in deferred taxes partially offset by the timing of other receipts and payments in the ordinary course of business.

Investing Activities

Our net cash used in investing activities was $629 million for the nine months ended January 26, 2007 compared to $3.434 billion used in investing activities for the nine months ended January 27, 2006. The $2.805 billion decrease in net cash used in investing activities was primarily attributable to:

•	A decrease of $1.012 billion in cash used for acquisitions and the purchase of intellectual property, as fiscal year 2006 included several large strategic acquisitions; and

•

A $1.912 billion decrease in the net position of marketable securities, as additional securities were sold to redeem the convertible notes put to the Company in September 2006 and to fund working capital requirements.

Financing Activities

Our net cash used in financing activities was $2.354 billion for the nine months ended January 26, 2007, compared to net cash provided by financing activities of $946 million for the nine months ended January 27, 2006. The $3.300 billion increase in net cash used in financing activities was primarily attributable to:

•

$1.877 billion in cash used to repurchase long-term debt after the bond holders put the Contingent Convertible debentures to us and a $488 million decrease in proceeds from issuance of commercial paper; and

•

A $990 million net decrease in proceeds from the issuance of long-term debt as the Company had issued $1.000 billion in Senior Notes in the prior year to fund acquisitions and purchases of intellectual property partially offset by a $202 million decrease in proceeds from the issuance of common stock and a $271 million decline in stock repurchases.

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

We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, or cash flows. Presented below is a summary of contractual obligations and other minimum commercial commitments as of January 26, 2007.

	Maturity by Fiscal Year
	Total	Remaining 2007	2008	2009	2010	2011	Thereafter

Contractual obligations related to off-balance sheet arrangements
Foreign currency contracts (1)	$4,420	$1,433	$2,228	$759	$-	$-	$-
Operating leases	256	35	74	56	33	17	41
Inventory purchases (2)	620	75	281	79	74	68	43
Commitments to fund minority investments/contingent acquisition consideration (3)	120	33	32	32	1	1	21
Interest payments (4)	1,020	35	139	139	139	128	440
Other (5)	441	73	213	41	21	19	74
Total	$6,877	$1,684	$2,967	$1,106	$268	$233	$619
Contractual obligations reflected in the balance sheet:
Long-term debt, excluding capital leases (6)	$5,494	$-	$-	$94	$2,600	$-	$2,800
Capital leases (7)	86	-	16	15	17	19	19
Other(8)	25	12	13	-	-	-	-
Total	$5,605	$12	$29	$109	$2,617	$19	$2,819

_________________

(1)	As these obligations were entered into as hedges, the majority of these obligations will be offset by gains/losses on the related assets, liabilities, and/or transactions being hedged.

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

(4)

Interest payments in the table above reflect the interest on our outstanding debt, including the $4.400 billion of Senior Convertible Notes, $1.000 billion of Senior Notes and $94 million of Contingent Convertible Debentures. The interest rate on each outstanding obligation varies and interest is payable semi-annually. The interest rate is 1.500% on the $2.200 billion Senior Convertible Notes due 2011 and 1.625% on the $2.200 billion Senior Convertible Notes due 2013, 4.375% on the $400 million of Senior Notes due 2010, 4.750% on the $600 million of Senior Notes due 2015 and 1.250% on the Contingent Convertible Debentures due 2021.

(5)	These obligations include commitments to replace our existing legacy enterprise resource systems, construction of our new CRDM campus and certain research and development arrangements.

(6)

Long-term debt in the table above includes $4.400 billion Senior Convertible Notes issued in April 2006, $1.000 billion Senior Notes issued in September 2005 and $94 million related to our Contingent Convertible Debentures. In September 2006, the Company repurchased $1.877 billion of Contingent Convertible Debentures as a result of certain holders exercising their put options.

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

Debt and Capital

Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percent of total interest-bearing debt and equity was 36% and 46% at January 26, 2007 and April 28, 2006, respectively.

In October 2005, our Board of Directors authorized the repurchase of up to 40 million shares of our common stock. Shares are repurchased from time to time to support our stock-based compensation programs and to take advantage of favorable market conditions. In April 2006, the Board of Directors made a special authorization for the Company to repurchase up to 50 million shares of the Company’s common stock in conjunction with the $4.400 billion Senior Convertible Note offering (see below for further discussion). During the three and nine months ended January 26, 2007, we repurchased approximately 0.75 million shares and 10 million shares at an average price of $53.35 and $43.97, respectively. During the three and nine months ended January 27, 2006, we repurchased approximately 2.7 million shares and 13.0 million shares at an average price of $56.54 and $54.93, respectively. The amounts disclosed as repurchased for the nine months ended January 26, 2007 include 544,224 shares that we repurchased as part of the final settlement of the previously announced and executed accelerated share repurchase program. Excluding the shares repurchased in the settlement of the accelerated share repurchase program, for the nine months ended January 26, 2007, we repurchased 9.4 million shares at an average price of $46.51. The Company has approximately 26.8 million shares remaining under current buyback authorizations approved by the Board of Directors.

In April 2006, we issued $2.200 billion of 1.500% Senior Convertible Notes due 2011 and $2.200 billion of 1.625% Senior Convertible Notes due 2013, collectively the Senior Convertible Notes. The Senior Convertible Notes were issued at par and pay interest in cash semi-annually in arrears on April 15 and October 15 of each year. The Senior Convertible Notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness. The Senior Convertible Notes have an initial conversion price of $56.14 per share. The Senior Convertible Notes may only be converted: (i) during any calendar quarter if the closing price of our common stock reaches 140% of the conversion price for 20 trading days during a specified period, or (ii) if specified distributions to holders of our common stock are made or specified corporate transactions occur, or (iii) during the last month prior to maturity of the applicable notes. Upon conversion, a holder would receive: (i) cash equal to the lesser of the principal amount of the note or the conversion value and (ii) to the extent the conversion value exceeds the principal amount of the note, shares of our common stock, cash, or a combination of common stock and cash, at our option. In addition, upon a change in control, as defined, the holders may require us to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, plus a number of additional make-whole shares of our common stock, as set forth in the applicable indenture. The indentures under which the Senior Convertible Notes were issued contain customary covenants, all of which we remain in compliance as of January 26, 2007. A total of $2.500 billion of the net proceeds from these note issuances were used to repurchase common stock.

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

In September 2005, we issued two tranches of Senior Notes with the aggregate face value of $1.000 billion. The first tranche consisted of $400 million of 4.375% Senior Notes due 2010 and the second tranche consisted of $600 million of 4.750% Senior Notes due 2015. Each tranche was issued at a discount which resulted in an effective interest rate of 4.433% and 4.760% for the five and ten year Senior Notes, respectively. Interest on each series of Senior Notes is payable semi-annually, on March 15 and September 15 of each year. The Senior Notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness. The indentures under which the Senior Notes were issued contain customary covenants, all of which we remain in compliance as of January 26, 2007. We used the net proceeds from the sale of the Senior Notes for repayment of a portion of our outstanding commercial paper.

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

In September 2006, as a result of certain holders of the New Debentures and Old Debentures exercising their put options, we repurchased $1.835 billion of the New Debentures for cash and $42 million of the Old Debentures for cash. Twelve months prior to the put options becoming exercisable, the remaining balance of the New Debentures and the Old Debentures will be classified as short-term borrowings. At each balance sheet date without a put option within the subsequent four quarters, the remaining balance will be classified as long-term debt. Accordingly, during the second quarter of fiscal year 2007, $93 million of New Debentures and $1 million of the Old Debentures were reclassified from short-term borrowings to long-term debt as a result of the September 2006 put option expiring. For put options exercised by the holders of the New Debentures and the Old Debentures, the purchase price is equal to the principal amount of the applicable debenture plus any accrued and unpaid interest thereon to the repurchase date. If the put option is exercised, we will pay holders the repurchase price solely in cash (or, for the Old Debentures, in cash or stock at our option). We may be required to repurchase the remaining debentures at the option of the holders in September 2008, 2011 or 2016. As of January 26, 2007, approximately $93 million aggregate principal amount of New Debentures remain outstanding and approximately $1 million aggregate principal amount of Old Debentures remain outstanding. We can redeem the debentures for cash at any time.

We maintain a commercial paper program that allows us to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. At January 26, 2007 and April 28, 2006, outstanding commercial paper totaled $249 million and $190 million, respectively. During the three and nine months ended January 26, 2007, the weighted average original maturity of the commercial paper outstanding was approximately 73 and 57 days, respectively, and the weighted average interest rate was 5.31% and 5.25%, respectively.

In connection with the issuance of the contingent convertible debentures, Senior Notes, Senior Convertible Notes and commercial paper, Standard and Poor’s Ratings Group and Moody’s Investors Service issued us strong long-term debt ratings of AA- and A1, respectively, and strong short-term debt ratings of A-1+ and P-1, respectively. These ratings remain unchanged from the same periods of the prior year.

We have existing lines of credit of approximately $2.422 billion with various banks at January 26, 2007. The existing lines of credit include a five-year $1.750 billion syndicated credit facility dated December 20, 2006 that will expire on December 20, 2011 (New Facility). This New Facility replaced two credit facilities; one for $1.000 billion which was scheduled to expire in January 2010, and a $750 million facility which was scheduled to expire in January 2007. The New Facility provides us with the ability to increase the capacity of the facility by an additional $500 million at any time during the life of the five-year term of the agreement. The Company can also request the extension of the New Facility maturity date for one additional year, at the first and second anniversary of the date of this facility. The credit facilities provide backup funding for the commercial paper program and may also be used for general corporate purposes.

Interest rates on these borrowings are determined by a pricing matrix, based on our long-term debt ratings, assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. Facility fees are payable on the credit facilities and are determined in the same manner as the interest rates. The agreements also contain other customary covenants, all of which we remain in compliance with as of January 26, 2007.

As of January 26, 2007, we have unused credit lines and commercial paper capacity of approximately $2.387 billion.

Operations Outside of the United States

The table below illustrates U.S. net sales versus net sales outside the U.S. for the three and nine months ended January 26, 2007 and January 27, 2006 (dollars in millions):

	Three months ended		Nine months ended
	January 26, 2007	January 27, 2006	January 26, 2007	January 27, 2006
U.S. net sales	$1,957	$1,896	$5,873	$5,617
Non U.S. net sales	1,091	874	3,146	2,608
Total net sales	$3,048	$2,770	$9,019	$8,225

For the three and nine months ended January 26, 2007, consolidated net sales outside the U.S. grew 25% and 21%, respectively over the same periods of the prior year. For the three months ended January 26, 2007, growth outside the U.S. was 22% higher than net sales growth in the U.S. primarily as a result of a decrease in U.S. CRDM sales and increases in outside the U.S. sales within the CRDM and Vascular businesses. For the nine months ended January 26, 2007, growth outside the U.S. was 16% higher than net sales growth in the U.S. primarily as a result of a decline in U.S. CRDM sales and an increase in outside the U.S sales for the CRDM and Vascular businesses. Overall, outside U.S. sales continue to be led by continued acceptance of Vascular’s Endeavor and CRDM’s product offerings.

Net sales outside the U.S. are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. Outstanding receivables from customers outside the U.S. totaled $1.367 billion at January 26, 2007, or 49%, of total outstanding accounts receivable, and $1.179 billion at April 28, 2006, or 45%, of total outstanding accounts receivable. Operations outside the U.S. could be negatively impacted by changes in political, labor or economic conditions, changes in regulatory requirements or potentially adverse foreign tax consequences, among other factors.

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

We had foreign exchange derivative contracts outstanding in notional amounts of $4.420 billion and $1.561 billion at January 26, 2007 and April 28, 2006, respectively. The fair value of these contracts at January 26, 2007 was $15 million more than the original contract value. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at January 26, 2007 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10% against all currencies, the fair value of these contracts would increase/decrease by $413 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

We entered into agreements to sell specific pools of receivables in Italy in the amount of $13 million during the three and nine months ended January 26, 2007. During the three and nine months ended January 27, 2006, we entered into similar agreements in the amount of $6 and $27 million, respectively. The discount cost related to Italy sales was insignificant and recorded in interest income, net in the condensed consolidated statement of earnings.

We are also exposed to interest rate changes affecting principally our investments in interest rate sensitive instruments. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10% change in short-term interest rates compared to interest rates at January 26, 2007 indicates that the fair value of these instruments would change by $34 million.

In fiscal third quarter 2004, we began lending certain fixed income securities to enhance our investment income. These lending activities are collateralized at an average rate of 102%, with the collateral determined based on the underlying securities and creditworthiness of the borrowers. The value of the securities on loan at January 26, 2007 and April 28, 2006 was $1.320 billion and $362 million, respectively.

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

Changes in internal control

We continue to implement a new enterprise resource planning (ERP) system using a multi-phased approach which has resulted in certain changes in internal controls. During fiscal third quarter 2007, portions of our Spinal and Navigation operating segment implemented the new ERP system which resulted in some changes in internal controls. As a result, management could not test or rely on some of the recurring internal controls from previous quarters. However, management performed other procedures and analysis to ensure the financial statements were materially correct for the three months ended January 26, 2007. There have been no other changes in the Company’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the shares repurchased by Medtronic during fiscal third quarter 2007:

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
10/28/06-11/24/06	-	$-	-	27,532,830
11/25/06-12/29/06	-	-	-	27,532,830
12/30/06-1/26/07	749,900	53.35	749,900	26,782,930
Total	749,900	$53.35	749,900	26,782,930

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

Item 6.   Exhibits

(a)	Exhibits

4.1

Credit Agreement ($1,750,000,000 Five Year Revolving Credit Facility) dated as of December 20, 2006, among Medtronic, Inc. as Borrower, the Lenders party thereto, Bank of America, N.A., as Issuing Bank, and Citicorp USA, Inc., as Administrative Agent, Issuing Bank and Swingline Lender.

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

Medtronic, Inc. (Registrant)

Date: March 6, 2007	/s/ Arthur D. Collins, Jr.
Arthur D. Collins, Jr. Chairman of the Board and Chief Executive Officer

Date: March 6, 2007	/s/ Gary L. Ellis
Gary L. Ellis Senior Vice President and Chief Financial Officer