Form 10-K
period 2007-04-27
MEDTRONIC INC
filed 2007-06-25
CIK 64670

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended April 27, 2007.
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________

Commission File No. 1-7707

Medtronic, Inc.

(Exact name of registrant as specified in charter)

Minnesota	41-0793183
(State of incorporation)	(I.R.S. Employer Identification No.)

710 Medtronic Parkway
Minneapolis, Minnesota 55432
(Address of principal executive offices)

Telephone Number, including area code: (763) 514-4000

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
Yes ☐  No  ☒

Aggregate market value of voting stock of Medtronic, Inc. held by nonaffiliates of the registrant as of October 27, 2006, based on the closing price of $48.67, as reported on the New York Stock Exchange: approximately $55.9 billion. Shares of Common Stock outstanding on June 20, 2007: 1,140,402,281

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2007 Annual Report filed as Exhibit 13 hereto are incorporated by reference into Parts I and II hereto and portions of Registrant’s Proxy Statement for its 2007 Annual Meeting are incorporated by reference into Part III hereto.

Annual Meeting and Record Dates

Medtronic’s Annual Meeting of Shareholders will be held on Thursday, August 23, 2007 at 10:30 a.m., Central Daylight Time at the Company’s World Headquarters, 710 Medtronic Parkway, Minneapolis (Fridley), Minnesota. The record date for the Annual Meeting is June 25, 2007 and all shareholders of record at the close of business on that day will be entitled to vote at the Annual Meeting.

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

PART I

Item 1.  Business

Overview

Medtronic is the global leader in medical technology, alleviating pain, restoring health, and extending life for millions of people around the world. We are committed to offering market-leading therapies to restore patients to fuller, healthier lives. With beginnings in the treatment of heart disease, we have expanded well beyond our historical core business and today provide a wide range of products and therapies that help solve many challenging, life-limiting medical conditions. We hold market-leading positions in almost all of the major markets in which we operate.

We currently function in eight operating segments that manufacture and sell device-based medical therapies. During the fourth quarter of fiscal year 2007, we revised our operating segment reporting to separate Physio-Control from our Cardiac Rhythm Disease Management operating segment. Our operating segments are:

•	Cardiac Rhythm Disease Management (CRDM)
•	Spinal and Navigation
•	Vascular
•	Neurological
•	Diabetes
•	Cardiac Surgery
•	Ear, Nose, and Throat (ENT)
•	Physio-Control

The chart above shows the net sales and percentage of total net sales contributed by each of our operating segments for the fiscal year ended April 27, 2007 (fiscal year 2007).

With innovation and market leadership, we have pioneered advances in medical technology in all of our businesses and enjoyed steady growth. Over the last five years, our net sales have nearly doubled, from $6.411 billion in fiscal year 2002 to $12.299 billion in fiscal year 2007. We attribute this growth to our commitment to develop or acquire new products to treat an expanding array of medical conditions.

Medtronic was founded in 1949, incorporated as a Minnesota corporation in 1957, and today we serve physicians, clinicians and patients in more than 120 countries worldwide. Beginning with the development of the heart pacemaker in the 1950s, we have assembled a broad and diverse portfolio of progressive technology expertise both through internal development of core technologies as well as acquisitions. We remain committed to a mission written by our founder more than 40 years ago that directs us “to contribute to human welfare by application of biomedical engineering in the research, design, manufacture and sale of products that alleviate pain, restore health and extend life.”

With approximately 38,000 dedicated employees worldwide personally invested in supporting our mission, our success in leading global advances in medical technology is the result of several key strengths:

•	Broad and deep technological knowledge of microelectronics, implantable devices and techniques, power sources, coatings, materials, programmable devices and related areas, as well as a tradition of technological pioneering and breakthrough products that not only yield better medical outcomes, but more cost-effective therapies.
•	Strong intellectual property portfolio that underlies our key products.

•	High product quality standards, backed with stringent systems to help ensure consistent performance that meet or surpass customers’ expectations.
•	Strong professional collaboration with customers, extensive medical educational programs, and thorough clinical research.
•	Full commitment to superior patient and customer service.
•	Extensive experience with the regulatory process and sound working relationships with regulators and reimbursement agencies, including leadership roles in helping shape regulatory policy in the U.S. and abroad.
•	A proven financial record of sustained revenue and earnings growth and continual introduction of new products.

Our strategic objective is to provide patients and the medical community with comprehensive, life-long solutions for the management of chronic disease. Our key strengths parallel the following basic, but well-implemented, strategies that guide our growth and success:

•	Meet unmet medical needs by leveraging our core technologies.
•	Ensure that people who could benefit from our device therapies increasingly have access to them.
•	Increase market share in core product lines.
•	Broaden our global presence in developed and developing markets.
•	Acquire or invest in breakthrough technologies to treat an increasing number of chronic diseases.

In this decade, we anticipate that technology advancements, the Internet and increasing patient participation in treatment decisions will transform the nature of healthcare services and will result in better care that is more cost effective to the healthcare system and greater quality of life and convenience to the patient.

Our primary customers include hospitals, clinics, third party healthcare providers, and other institutions, including governmental healthcare programs and group purchasing organizations.

Cardiac Rhythm Disease Management (CRDM)

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

        Conditions Treated

Natural electrical impulses stimulate atria and ventricles, the heart’s chambers, to rhythmically contract and relax with each heartbeat. Irregularities in the heart’s normal electrical signals can result in debilitating and life-threatening conditions, including heart failure and sudden cardiac arrest, one of the leading causes of death. Physicians rely on our CRDM products to correct these irregularities and restore the heart to its normal rhythm. Our CRDM products are designed to treat and monitor a broad range of heart conditions, including those described below.

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
•	Heart Failure — impaired heart function resulting in the inability to pump enough blood to meet the body’s needs, characterized by difficulty breathing, chronic fatigue and fluid retention
•	Syncope — a sudden loss of consciousness, which occurs when the blood pressure drops and not enough oxygen reaches the brain. Causes vary and include heart-related conditions, exhaustion, stress, overheating, illnesses and some medications.

The charts below set forth net sales of our CRDM products as a percentage of our total net sales for each of the last three fiscal years:

We offer the broadest array of products in the industry for the diagnosis and treatment of heart rhythm disorders and heart failure. Because many patients exhibit multiple heart rhythm problems, we have developed implantable devices that specifically address complex combinations of arrhythmias. In addition to implantable devices, we also provide leads, ablation products, electrophysiology catheters, and information systems for the management of patients with our devices. Our CRDM devices are currently implanted in more than 3 million patients worldwide.

Implantable Cardiac Rhythm Devices.    Bradycardia is a common condition, with hundreds of thousands of patients diagnosed each year, and millions of people worldwide suffering from its effects. The only known treatment for this condition is a cardiac pacemaker, a battery-powered device implanted in the chest that delivers electrical impulses to stimulate the heart to beat at an appropriate rate. In August 2006, we introduced our Adapta family of fully automatic pacemakers, which includes the Adapta, Versa, and Sensia models. This new family of pacemakers incorporates an array of automatic features to help physicians improve pacing therapy and streamline the patient follow-up process, potentially minimizing the amount of time spent in a physician’s office. An example is Atrial Capture Management, which is intended to automatically adjust impulses for optimal stimulation of the heart’s upper right chamber. Adapta offers a pacing mode called Managed Ventricular Pacing (MVP), which enables the device to be programmed to minimize unnecessary pacing pulses to the right ventricle. Clinical studies have shown that unnecessary pacing in the right ventricle can increase the risk for heart failure and atrial fibrillation. MVP has been shown to reduce the amount of right ventricular pacing to less than 5 percent, compared to 50 percent or more from devices with typical dual-chamber pacing. In a clinical study of this new mode, 78 percent of patients experienced ventricular pacing less than 1 percent of the time. For patients with little or no pacing needs, this clinical difference can be dramatic over a lifetime. The Adapta family joins our portfolio of pacemakers which also includes EnRhythm and EnPulse. In February 2007, we announced the start of an international clinical study to confirm the safety and efficacy of the EnRhythm MRI SureScan pacing system, the first-ever pacemaker system to be developed and tested specifically for safe use in Magnetic Resonance Imaging (MRI) machines under specified scanning conditions. While improvements to pacing technology have continued since its development nearly 50 years ago, this advance marks a concerted effort to pursue compatibility with MRI scans, an important healthcare diagnostic for many conditions.

Approximately 7 million people worldwide have tachyarrhythmia. Tachyarrhythmia is a potentially fatal condition that can lead to sudden cardiac arrest, the sudden and complete cessation of heart activity. Sudden cardiac arrest is one of the leading causes of death in the United States (U.S.) responsible for more than 335,000 deaths annually, with most due to ventricular fibrillation. Implantable cardioverter defibrillators (ICDs) are stopwatch-sized devices that continually monitor the heart and deliver appropriate therapy when an abnormal heart rhythm is detected. Several large clinical trials have shown implantable defibrillators significantly improve survival as compared to commonly prescribed antiarrhythmic drugs. In 2005, the results of the Sudden Cardiac Death in Heart Failure Trial (SCD-HeFT), sponsored by the National Institutes of Health (NIH), with funding provided by Medtronic, were published in the New England Journal of Medicine. This 2,521 patient trial, the largest ICD trial ever conducted, showed ICDs reduced death by 23 percent in people with moderate heart failure compared to those who did not receive ICDs. Also in 2005, the Centers for Medicare and Medicaid Services expanded coverage of ICDs for Medicare beneficiaries who meet SCD-HeFT indications. Despite the mounting evidence demonstrated in clinical trials such as SCD-HeFT, only about 35 percent of all patients in the U.S., and significantly less than that outside the U.S., who are indicated for an ICD actually receive one, leaving hundreds of thousands of people at an increased risk for sudden cardiac death. In May 2006, we launched our Virtuoso family of dual and single chamber ICDs, which offer unique features including Anti-tachyarrhythmia Pacing (ATP) During Charging, OptiVol Fluid Status Monitoring, and our pacing mode MVP. ATP During Charging is a feature that automatically uses pacing pulses to stop fast, dangerous heartbeats, while concurrently preparing to deliver a shock, if needed, with no delay. OptiVol automatically monitors fluid status in the thoracic cavity, the chest area encompassing the lungs and heart. The accumulation of thoracic fluid is a primary indicator of worsening heart failure and will often result in patient hospitalization.

Heart failure is a large and growing health problem, afflicting nearly 5 million Americans and 22 million people worldwide. Up to 550,000 new cases are diagnosed each year, making it the most costly cardiovascular illness in the U.S., with an estimated $30 billion spent on managing heart failure patients each year. For patients suffering from heart failure, we offer devices that provide cardiac resynchronization therapy (CRT), which improves the efficiency of the heart by synchronizing the contractions of the lower chambers of the heart. The InSync III, our third generation CRT device, has advanced programming functions to help physicians better manage heart failure patients and is available in both Europe and the U.S. In March 2005, the results of the Cardiac Resynchronization in Heart Failure (CARE-HF) trial were reported at the American College of Cardiology conference and concurrently published in the New England Journal of Medicine. This 813 patient study showed that patients who received CRT showed a 37 percent reduction in combined all-cause mortality or unplanned cardiovascular hospitalization. CRT patients in the study also showed a reduction in heart failure-related hospitalizations and improved heart failure symptoms.

Medtronic continues to offer the industry’s broadest selection of devices and features for the growing number of patients with heart failure who are also considered at high risk of sudden cardiac arrest. In May 2006, we introduced the Concerto cardiac resynchronization therapy-defibrillator (CRT-D). Concerto CRT-D and Virtuoso ICD are Medtronic’s first cardiac rhythm disease management devices to utilize our proprietary Conexus wireless telemetry, enabling communication remotely between the implanted device and programmers at the time of implant, during follow-up in a clinician’s office, or remotely using a patient home monitor. The Concerto CRT-D/Virtuoso ICD family represents our next step in the delivery of premium implantable devices, which, in addition to MVP and ATP During Charging, include OptiVol Fluid Status Monitoring. Concerto CRT-D also offers Left Ventricular Capture Management (LVCM). LVCM is intended to automatically sense and adjust impulses for stimulation of the heart’s left ventricle. Concerto, along with previously released CRT-D devices (InSync Maximo and InSync Sentry), also offers sequential biventricular pacing or “V-to-V” (ventricle to ventricle) timing, a feature that allows physicians to separately adjust the timing of electrical therapy delivered to the heart failure patient’s two ventricles, which can optimize the beating of the heart and enhance the flow of blood throughout the body. These CRT-D devices represent an important clinical advance since sudden cardiac arrest occurs in heart failure patients at six to nine times the rate observed in the general population.

In January 2007, we launched our national public awareness campaign to raise awareness of sudden cardiac arrest, its risk factors, and the role of ICD therapy in saving lives. The comprehensive campaign includes: advertising, patient and caregiver information resources, physician education programs, and ongoing clinical research on sudden cardiac arrest and the use of ICD therapy. The campaign, themed “What’s Inside,” shows the link between medical device technology and the benefits people can experience by living with ICD therapy.

In March 2007, we announced the first U.S. clinical implant of the Attain Ability over-the-wire lead, a dual-electrode left ventricular lead for use in heart failure patients with CRT devices. Placing a lead in the left ventricle is widely recognized by physicians as the most challenging aspect of implanting CRT devices. Anatomic challenges can make it difficult to work within the coronary sinus to place a lead in the desired vein of the left ventricle. The Attain Ability lead is specially designed for optimally tracking over a guidewire, which is intended to allow physicians greater ability to deliver the left heart lead in difficult to access veins.

Patient Management Tools.    We have three types of patient management tools. First, the Medtronic CareLink Network which is currently available in the U.S., Canada, and Western Europe. It was developed to allow physicians to evaluate patient information remotely via the Internet, offering the potential for more efficient chronic disease management and better patient outcomes. The Medtronic CareLink Network connects cardiac device patients and physicians for “virtual office visits,” allowing patients with our heart devices to receive medical care from the comfort of their home or even while traveling. Patients using the Medtronic CareLink Network can send data about their heart and device activity to their physician from anywhere within their country of origin. The home monitor automatically downloads the data from the device and sends it through a standard telephone connection directly to the secure Medtronic CareLink Network. Clinicians access their patients’ data by logging onto the clinician website from any Internet-connected computer, eliminating the need for an office visit. A physician can use the diagnostic and therapeutic data collected remotely by a CRDM device and then tailor treatment to meet the individual needs of the patient. Patients also can view information about their device and condition on their own personalized website, and family members or other caregivers can view this information if granted access by the patient. The Medtronic CareLink Network is currently available to nearly all patients who have a Medtronic pacemaker, ICD, or CRT device. Today, the Medtronic CareLink Network is being utilized in more than 1,400 cardiology practices and more than 120,000 patients are being monitored with the Medtronic CareLink Network.

Our second patient management tool, the CardioSight Service, is an in-clinic data access tool available to physicians treating heart failure patients who have one of several Medtronic CRT-D or ICD devices. CardioSight provides clinically valuable, device-derived information to help specialty physicians discern the status of the heart failure patient’s symptoms.

Our third patient management tool, the Paceart System, provides access to detailed patient and device data for clinicians from a myriad of sources including in-clinic device interrogations. The system is also compatible with more than 1,000 devices from the major implantable cardiac device manufacturers, as well as from remote management technologies such as the Medtronic CareLink Network and other trans-telephonic monitoring systems.

        Customers and Competitors

The primary medical specialists who use our implanted cardiac rhythm devices include electrophysiologists, implanting cardiologists, heart failure specialists, and cardiovascular surgeons. We hold the leading market position among implantable cardiac rhythm device manufacturers. Our primary competitors in the CRDM business are Boston Scientific Corporation and St. Jude Medical, Inc.

Spinal and Navigation

Our Spinal and Navigation business provides spinal products and image guided surgery systems that facilitate surgical planning and are used by surgeons during precision cranial and orthopedic surgeries. Today we offer a wide range of products and therapies to treat a variety of conditions of the cranium and spine.

        Conditions Treated

Our Spinal business offers products for treatment of many spinal conditions, including those listed below.

•	Herniated Disc – A disc herniation occurs when the inner core of the intervertebral disc bulges out through the outer layer of ligaments that surround the disc. This tear in the outer layer of ligaments causes pain in the back at the point of herniation. If the protruding disc presses on a spinal nerve, the pain may spread to the area of the body that is served by that nerve. The terms “ruptured,” “slipped,” and “bulging” are also commonly used to describe this condition.
•	Degenerative Disc Disease – As part of the natural aging process, intervertebral discs lose their flexibility and shock absorbing characteristics. The ligaments that surround the discs become brittle and easier to tear. At the same time, the inner core of the disc starts to dry out and shrink. Over time, these changes can cause the discs to lose their normal structure and/or function.
•	Spinal Deformity – When viewed from behind, the human spine appears straight and symmetrical. When viewed from the side, however, the spine is curved. Some curvature in the neck, upper trunk, and lower trunk is normal. These curves help the upper body maintain proper balance and alignment over the pelvis. The term deformity is used to describe any variation in this natural shape. One form of spinal deformity, scoliosis, involves a lateral, or side-to-side, curvature of the spine. The vertebrae rotate along with the spine as a consequence of a scoliotic curve. Depending on the severity of the curve, a scoliotic spine may create asymmetries in the shoulders, thoracic spine, and pelvis, leading to an imbalance of the trunk and significant disfigurement.
•	Spinal Tumors – Tumors or cancers of the spine and spinal cord are relatively rare. Three types of tumors affect the spine and spinal cord: primary benign tumors, primary malignant tumors, and metastatic tumors. The term primary is used to designate a tumor originating from actual spine cells. Secondary spinal tumors, or cancers, which are more commonly called metastases, spread from other organs in the body.
•	Trauma/Fracture – Trauma to the spine refers to injury that has occurred to bony elements, soft tissues, and/or neurological structures. Stability to the spinal column can be compromised when bony elements are injured or there is disruption to soft tissues such as ligaments. Instability causes the back to become unable to successfully carry normal loads, which can lead to permanent deformity, severe pain, and, in some cases, catastrophic neurological injuries. Most often the instability comes from a fracture in one of the bony parts of the vertebra. Osteoporosis, a condition characterized by loss of bone mass and structural deterioration of bone tissue, can lead to bone fragility and an increased susceptibility to fracture.
•	Stenosis – A condition caused by a gradual narrowing of the spinal canal, stenosis results from degeneration of both the facet joints and the intervertebral discs. Bone spurs, called osteophytes, which develop because of the excessive load on the intervertebral disc, grow into the spinal canal. The facet joints also enlarge as they become arthritic, which contributes to a decrease in the space available for the nerve roots.

The charts below set forth net sales of our Spinal and Navigation products as a percentage of our total net sales for each of the last three fiscal years:

Our Spinal and Navigation products, used in surgical procedures predominantly of the cranium and spine, include thoracolumbar, cervical and interbody devices, bone growth substitutes, and surgical navigation tools.

Spinal.    Each year approximately 25 million Americans experience back pain that is severe enough to visit a healthcare professional. Of the approximately 25 million Americans, 13 million endure a significant impairment of activity. We are committed to providing spinal surgeons with the most advanced options for treating low back pain and other spinal conditions.

Today we offer one of the industry’s broadest lines of devices, including a wide range of sophisticated internal spinal stabilization devices, instruments, computerized image guidance products and biomaterials used in the treatment of spinal conditions. Spinal fusions, which are currently one of the most common types of spine surgery, join two or more vertebrae to eliminate pain caused by movement of the unstable vertebrae. Our spinal products are used in spinal fusion of both the thoracolumbar region, referring to the mid to lower vertebrae, as well as of the cervical region, or upper spine and neck vertebrae. Products used to treat spinal conditions include rods, pedicle screws, hooks, plates, and interbody devices, such as cages, as well as biologic products, which include bone growth substitutes, dowels and wedges. INFUSE Bone Graft contains a recombinant human bone morphogenetic protein, or rhBMP-2, that induces the body to grow its own bone, eliminating the need for a painful second surgery to harvest bone from elsewhere in the body. In Europe, INFUSE Bone Graft is marketed as InductOs Bone Graft for spinal fusion. In addition to spinal fusion, INFUSE Bone Graft is indicated for the treatment of certain types of acute, open fractures of the tibial shaft, a long bone in the lower leg, as well as certain oral maxillofacial indications.

In July 2006, we launched the CD HORIZON LEGACY 4.5 Spinal System with G4 Technology. The system is designed to treat smaller patients with spinal deformities using a posterior instrumentation solution. With a 4.5 mm surgical rod implant, the system combines the proper balance of flexibility, strength, and profile for smaller stature patients while the screws, available in multiple diameters and lengths, provide surgeons with a more precise fit in various anatomies. In August 2006, we launched the CD HORIZON LEGACY Vertebral Column Manipulation (VCM) Instrument Set. This set offers surgeons an advanced means of achieving controlled curvature correction, which can lead to better outcomes for scoliosis patients. The set provides surgeons the ability to correct abnormal spine curves with a derotation technique referred to as bilateral apical vertebral derotation. Features of the VCM Instrument Set are multi-point attachment to the vertebra and “interlinks” for spanning vertebral levels. VCM technology is also compatible with CD HORIZON LEGACY Multi-Axial, Uni-Axial and Fixed Angle pedicle screws, accommodating surgeon preference and integrating with existing procedures.

In early September 2006, we launched the CD HORIZON ENGAGE PLATE Spinal System for the lumbar (lower) spine. This system, designed to stabilize vertebrae, is the first extendable system offering multi-axial bolts and a built-in revision option for patients suffering from certain degenerative disorders common in the aging spine. The primary plate serves as a platform to extend the construct without removing the original implant, thereby reducing the time needed for revisions and/or creating better outcomes for the patient. The variety of sizes allows each construct to be tailor-made for each patient and the system can be used with multi-axial bolts that allow for easier multi-level construction and facet bone preservation.

In September 2006, we co-launched the MASTERGRAFT MATRIX and MASTERGRAFT PUTTY synthetic bone graft products, which were developed to provide surgeons with a comprehensive MASTERGRAFT ceramic option. Embedded with MASTERGRAFT GRANULES, both grafts are osteoconductive, malleable, and designed to fill gaps in the skeletal system that are not intrinsic to the stability of the bony structure. These new grafts give surgeons more handling options, while providing an osteoconductive implant that localizes biologic components – possibly aiding cellular proliferation and osteointegration during the bone healing process. MASTERGRAFT MATRIX is a compressive-resistant collagen scaffold block that may facilitate uninterrupted bone growth by preserving space by withholding compressive forces from the surrounding muscles and tissues. MASTERGRAFT PUTTY is a malleable collagen scaffold that may be used with bone marrow aspirate or sterile water. When the hydrated graft is combined with local bone, it may provide more suitable handling characteristics for the surgical procedure. In May 2007, we announced the immediate, nationwide availability of Progenix, a bone graft substitute and bone void filler used in voids or gaps of the pelvis, ilium, and extremities.

In February 2007, we launched the Direct Lateral Access Instrument Set, which may be used in lumbar direct lateral interbody fusion procedures. The instrument set, when used with the direct lateral approach, is designed to help surgeons prepare a vertebral disc space for fusion procedures in the lower spine. A direct lateral approach is used when surgery is performed on the lumbar spine by going through the trans-psoas muscles located on the side of the abdomen above a patient’s hip.

In March 2007, we received Food and Drug Administration (FDA) approval to begin marketing INFUSE Bone Graft for certain oral maxillofacial and dental regenerative bone grafting procedures. It is estimated that more than 350,000 bone grafting procedures of this type are performed in the U.S. each year. Medtronic has also submitted a pre-market approval (PMA) with the FDA for a posterolateral spinal indication for INFUSE Bone Graft.

We have developed a series of Minimal Access Spinal Technologies (MAST) that facilitate safe, reproducible access to the spine with minimal disruption of vital muscles and complementary structures. These techniques involve the use of advanced navigation and instrumentation to allow surgeons to operate with smaller incisions and less tissue damage than traditional surgeries, thus reducing pain and blood loss and improving recovery periods.

Our expanding portfolio of minimally invasive spinal technologies includes the CD HORIZON SEXTANT II System, a next-generation METRx System, to treat herniated discs and allow minimally invasive access for fusion, the MAST QUADRANT Retractor System, a retractor that allows access to complex degenerative pathology, and the CD HORIZON ECLIPSE Spinal System, to correct curvature of the spine in scoliosis patients.

We established our interventional spine (iSpine) program with the launch of the ARCUATE System and the ARCUATE XP Vertebral Augmentation System, designed to treat vertebral body compression fractures. These systems give physicians a controlled cement delivery method for orthopedic procedures that may help patients with vertebral body compression fractures. The ARCUATE XP Vertebral Augmentation System is designed to provide physicians with greater directional control over the flow and direction of medical-grade cement, enabling the physician to create a treatment plan based on a patient’s fracture pattern. The system’s proprietary ARC Osteotome creates arcs within existing bone structure, allowing a flow of cement into arcs and cancellous bone openings. The pathways created by these arcs may allow for a better distribution of cement across the vertebral body, minimizing the number of incisions and steps necessary to create a biomechanically stable support for the spine. The ARCUATE System uses needles and an injector which may be used to deliver cement to a fractured vertebra. Both systems feature instruments which may reduce procedure time and limit radiation exposure by taking surgeons’ hands out of the radiation field.

Within our line of Dynamic Stabilization products, we launched the CD HORIZON LEGACY PEEK Rod in September 2006. This pedicle-based, posterior rod is designed to provide reproducible semi-rigid fixation that closely replicates the natural load distribution of the lumbar spine for patients who undergo spinal fusion surgery. The CD HORIZON LEGACY PEEK Rod utilizes rods that are made of polyetheretherketone (PEEK), a semi-crystalline thermoplastic polymer that meets all biocompatibility requirements and has a long history of use in surgical implants. When combined with CD HORIZON Spinal System-based pedicle screws and minimally invasive approach options such as the MAST QUADANT Retractor System, the CD HORIZON LEGACY PEEK Rod dynamically stabilizes the affected segment while allowing for a streamlined surgical technique that preserves much of the natural anatomy. Our DIAM System is commercially available in the European Union and under Investigational Device Exemption in the U.S. The DIAM System is designed to alleviate pain in degenerative stenosis patients who suffer predominantly from radiating leg discomfort and moderate low back pain and is the only non-rigid interspinous spacer. The PRESTIGE Cervical Disc which was recommended for approval by an FDA advisory panel in September 2006, is an alternative to spinal fusion designed to allow patients to maintain motion in their necks. The patented ball-and-trough design allows for a variable center of rotation, meaning the disc is designed to better mimic the motion of a naturally functioning cervical spine. Currently, the most common form of surgery for treating cervical degenerative disc disease is an anterior cervical discectomy and fusion. The PRESTIGE Cervical Disc Clinical Study is the largest completed prospective randomized controlled study of a medical device of its kind in the cervical spine.

In addition to the PRESTIGE Cervical Disc we have three additional disc replacement programs currently under investigation in the U.S.: the BRYAN Artificial Disc for the cervical spine; the MAVERICK Artificial Disc for the lumbar spine; and the PRESTIGE LP, our next generation lower profile cervical disc.

Navigation.    We are one of the leaders in the field of computer-assisted surgery (CAS) and have installed approximately 2,000 StealthStation Treatment Guidance Systems in hospitals worldwide. In recent years, the pace of innovation in CAS has quickened considerably. We have developed and delivered new and updated hardware and software solutions to assist with varied surgeries including total joint replacements, minimally invasive spinal surgery, cranial tumor resection, biopsies, functional neurosurgery, and functional endoscopic sinus surgery. In June 2007, Medtronic acquired the O-arm Imaging System assets of Breakaway Imaging, LLC, a privately held developer of medical imaging systems for surgery. With this acquisition, Medtronic will now own, rather than license, exclusive worldwide distribution and marketing rights of the O-arm Imaging System, an intraoperative crossover technology enabling two-dimensional, multi-plane two-dimensional, and three-dimensional volumetric imaging.

In February 2007, we launched the Synergy Experience StealthStation System, a combination of Navigational Procedure Solutions and MAST techniques, which can allow less invasive procedures, smaller incisions and less radiation exposure.

        Customers and Competitors

The primary medical specialists who use our Spinal and Navigation products are spinal surgeons, orthopedic surgeons, neurosurgeons, and interventional radiologists. Our primary competitors in the Spinal business are Zimmer, Inc., Johnson & Johnson, Stryker Corporation, Synthes-Stratec, Inc., and Kyphon, Inc. The primary competitors in our Navigation business are BrainLAB, Inc. and Stryker Corporation.

Vascular

Our Vascular business offers a full line of minimally invasive products and therapies to treat coronary artery disease, aortic and thoracic aneurysms, and peripheral vascular disease.

        Conditions Treated

Our Vascular business offers minimally invasive products for the treatment of the conditions described below.

•	Coronary artery disease — deposits of cholesterol and other fatty materials (plaque) on the walls of the heart’s arteries, causing narrowing or blockage of the vessel and reducing the blood supply to the heart
•	Peripheral vascular disease — narrowing or blockage of arteries or veins outside the heart, impeding blood supply to the brain, legs, and other vital organs
•	Abdominal and Thoracic aortic aneurysm (AAA/TAA) — weakening or ballooning of the abdominal aorta and weakening or dissection of the thoracic aorta

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

Coronary and Peripheral Stents.    If a blockage in a coronary artery prevents the heart from receiving sufficient oxygen, the heart cannot function properly and a heart attack or stroke may result. Coronary artery disease is commonly treated with balloon angioplasty, a procedure in which a special balloon is threaded through the coronary artery system to the site of the arterial blockage, where it is inflated, pressing the obstructive plaque against the wall of the vessel to improve blood flow.

Following balloon angioplasty, physicians often place coronary stents at the blockage site to prop open diseased arteries to maintain blood flow to the heart. Stents are cylindrical, wire-mesh devices small enough to insert into coronary arteries. Our leading Driver bare metal stent system is composed of an advanced cobalt-based alloy, which surpasses the limitations of stainless steel by creating very strong, ultra-thin struts that offer excellent flexibility and vessel support. The Driver stent is available in all major markets worldwide. The Micro-Driver coronary stent system, approved in the U.S. and Japan in 2006, is now also available in all major markets. The Micro-Driver is a bare metal stent system designed specifically to perform in small vessels and tortuous anatomies. This cobalt-alloy stent is the first bare metal stent for small vessels with an indication for new or untreated vessels (a de novo indication), addressing an important need in the treatment of coronary artery disease.

Drug Eluting Stents.    Drug eluting stents (DES) are designed to inhibit the re-narrowing or re-clogging of arteries, known as restenosis, that can occur after percutaneous coronary intervention (PCI). Our Endeavor drug-eluting coronary stent combines an innovative delivery system leveraging our discrete technology, our advanced Driver cobalt alloy stent, Zotarolimus (a sirolimus analogue), and a biomimetic polymer coating that controls the release of the drug into the vessel wall. In May 2002, we entered into a ten-year agreement with Abbott Laboratories (Abbott) granting us co-exclusive use of Abbott’s proprietary immunosuppressant drug Zotarolimus, as well as the phosphoryl choline coating Abbott has licensed from Biocompatibles International PLC for use in conjunction with Zotarolimus. Clinical and preclinical studies have shown that this proprietary biocompatible polymer, which mimics the outer membrane of a red blood cell, is safe and thrombo-resistant.

In July 2005, we received CE Mark approval for the commercial sale of the Endeavor drug-eluting coronary stent with the Rapid Exchange delivery system in European Union member countries, making

Endeavor the first cobalt alloy platform on the DES market. Endeavor is now available in all major markets around the world except the U.S., Japan, and Canada.

Our Endeavor DES program achieved a number of significant regulatory and clinical milestones during fiscal year 2007. In November 2006, we announced the submission of the final module of our U.S. PMA application for approval of Endeavor DES. Our submission includes safety and efficacy data on approximately 4,100 patients. These patients are being monitored through a series of four different trials:

•	ENDEAVOR I – This clinical trial was a 100 patient multi-center trial conducted in Australia and New Zealand. It studied the safety and efficacy of the Endeavor DES for the treatment of de novo coronary lesions in native coronary arteries.
•	ENDEAVOR II – This pivotal clinical trial enrolled approximately 1,200 patients in January 2004. It was a randomized blind trial evaluating Endeavor DES safety and efficacy compared to Medtronic’s bare metal Driver Cobalt Alloy Coronary Stent Systems.
•	ENDEAVOR III – This is a randomized equivalency study comparing our Endeavor DES to the Johnson & Johnson Cypher (Cypher) Sirolimus-eluting stent monitoring 436 patients for five years. The primary endpoint was late stent thrombosis.
•	ENDEAVOR IV – This is a randomized, single-blind trial evaluating the safety and efficacy of the Endeavor DES compared to the Boston Scientific Corporation TAXUS Paclitaxel-Eluting Coronary Stent System in 1,548 patients. The primary endpoint is target vessel failure at nine months.

Together, these trials have proven the safety and efficacy of our Endeavor DES. The data from these trials will be used to support our PMA submission to the U.S. FDA. The U.S. FDA has indicated that it will require nine month data from the ENDEAVOR IV clinical trial and has scheduled manufacturing site audits in our facilities in the U.S. and Ireland. We expect an FDA panel meeting in September or October of 2007 and anticipate FDA approval thereafter.

The ENDEAVOR PROTECT (PROTECT) clinical study is the largest randomized trial focusing on the safety of drug eluting stents. In May 2007, Medtronic enrolled its first patient in the Protect study. The 8,800 patient trial will compare Endeavor DES to Cypher using overall stent thrombosis at three years as its primary endpoint and secondary endpoints that include death and non-fatal myocardial infarction.

Worldwide, Medtronic has approximately 11,000 Endeavor patients enrolled in its multiple clinical trials, and the growing volume of positive data and number of patients with long-term follow-up continues to reinforce the stent’s favorable safety and efficacy profile.

Reflecting our commitment to patient safety and ongoing medical research, we announced in October 2006 that we will begin a new, large-scale clinical trial focusing on the safety of DES. The PROTECT study is expected to be the largest randomized stent trial ever conducted to assess and compare key safety measures of two DES. The trial will compare the Medtronic Endeavor Zotarolimus-eluting coronary stent system and the Johnson & Johnson Cypher Sirolimus-eluting stent. The primary endpoint for the PROTECT study will be overall stent thrombosis, with secondary endpoints that include death and non-fatal MI as well as customary clinical efficacy endpoints. The study will enroll approximately 8,000 “real world” patients at 200 clinical centers in Europe and other international markets. Real world patients refer to the general population typically seen by physicians in their everyday clinical practice, including many patients with complex medical conditions.

In May 2007, we received European CE Mark approval and launched the Endeavor Sprint in Europe. This product includes the proven Endeavor stent, but provides even better delivery and trackability through enhancements and new technology we have leveraged from our successful Sprinter angioplasty balloon. Endeavor Sprint provides physicians with improved lesion access in tortuous vasculature, increased confidence in a successful outcome, greater ease-of-use, and reduced procedure time.

Lastly, in May, 2007 during the EuroPCR meeting in Barcelona, Spain, results from our RESOLUTE clinical trial, a first-in-man study evaluating the new Endeavor Resolute Zotarolimus-eluting stent system, were presented. Nine-month angiographic and clinical results reinforced that Zotarolimus is a very potent drug in preventing restenosis, even in challenging patient populations. Current DES do not meet all the requirements of physicians who deal with the most challenging clinical cases, such as patients with diabetes. Endeavor Resolute leverages the strengths of the Endeavor stent and introduces a proprietary, new biocompatible polymer called BioLinx. This polymer is designed to help match the duration of drug delivery with the longer healing duration often experienced by patients with complex medical conditions. BioLinx is different from other polymers in that its outer surface is hydrophilic (water friendly), which leads to high biocompatibility with the body, while the interior of the polymer is hydrophobic (water repellant), which helps to precisely control the drug release. The RESOLUTE trial enrolled 130 patients at 12 clinical centers in Australia and New Zealand, with a primary endpoint of late lumen loss (in-stent) at nine months and customary angiographic, intravascular ultrasound (IVUS) and clinical secondary endpoints. The clinical results for 130 patients showed a MACE rate of 7.0 percent, with zero TLR and no stent thrombosis. In 95 patients with nine-month angiographic follow-up, in-stent late lumen loss was 0.22 mm and in-segment late loss was 0.12 mm. In-stent restenosis was 1.0 percent and in-segment results were 2.1 percent. Stent device and lesion success was 100 percent, which means that physicians were successful in placing the assigned stents in the proper location with few complications.

Outside the U.S., we offer our Exponent RX Self-Expanding Carotid Stent used to treat patients afflicted by carotid artery disease. The Exponent is used in conjunction with our next generation filter-based embolic protection device, the Interceptor Plus. Embolic protection systems are designed to capture debris dislodged from the wall of the vessel, during balloon angioplasty or placement of a stent, that might otherwise flow downstream toward the heart and result in complications such as a heart attack or stroke. Our GuardWire Plus System is indicated for use in vein graft interventions for certain individuals who have previously undergone coronary artery bypass graft (CABG) surgery. Both products are currently under clinical investigation within the U.S. The PMA for the Exponent Carotid Stent used with the GuardWire embolic protection system will be submitted to the FDA early next fiscal year.

Endovascular Stent Grafts.    Our Vascular product line also includes a range of endovascular stent grafts including the market-leading AneuRx and Talent Thoracic Stent Grafts for minimally invasive AAA and the Valiant Thoracic Stent Grafts for TAA repair. Aneurysms are dangerous bulges or weaknesses in the aorta which, left untreated, can rupture without warning. Each year in America, thoracic aneurysms affect approximately 30,000 people, causing thousands of deaths. Medtronic now has more than 10 years of clinical experience with its endograft implants, by far the most clinical experience in the endovascular industry. In the last decade, more than 100,000 Medtronic stent grafts have been implanted worldwide for AAA or TAA lesions.

Our AneuRx Graft System is available in the U.S. and Europe, while the Talent AAA and TAA Stent Graft Systems are available in Europe and the rest of the world, excluding Japan. In July 2005, we announced the international commercial release of the Valiant Thoracic Stent Graft with the Xcelerant Delivery System, a next-generation stent graft. The Xcelerant Delivery System is designed to provide physicians with a smooth, controlled and more trackable delivery platform. In March 2006, we announced FDA approval of our AneuRx AAAdvantage stent graft with the Xcelerant delivery system. Enhancements to the new AAAdvantage system include contoured stents, broader proximal and distal sealing, and improved radiopaque markers. In March 2007, we submitted to the FDA the final module of our PMA application for approval of our Talent Thoracic Stent Graft System in the U.S. These enhancements will provide greater patient applicability, help reduce the complexity of the procedure and upgrade the durability of the stent graft.

Effective January 1, 2007, qualifying patients in the U.S. will be eligible to receive a one-time AAA ultra-sound screening as a part of the “Welcome to Medicare” physical. The covered patient population includes men age 65 and older who have been smokers, and both men and women with a family history of AAA. During the past two years, Medtronic has been one of the leading industry advocates of AAA screenings, conducting free screenings for more than 25,000 people at hundreds of locations around the country.

        Customers and Competitors

The primary medical specialists who use our products for treating coronary artery disease are interventional cardiologists, while products treating peripheral vascular disease and aortic aneurysms may be used by interventional radiologists, vascular surgeons, cardiac surgeons and interventional cardiologists. Our primary competitors in the coronary and peripheral vascular business are Boston Scientific Corporation, Johnson & Johnson, and Abbott Laboratories, Inc. Our primary competitors in the endovascular business are Cook, Inc. and W. L. Gore & Associates, Inc.

Neurological

Our Neurological business develops, manufactures, and markets devices for the treatment of neurological, urological, and gastrointestinal disorders. We are a pioneer in the field of restorative neuroscience, using site-specific neurostimulation and drug delivery to modulate and restore nervous system function. Through collaborative efforts with our customers we have developed a unique portfolio of therapeutic technologies for the treatment of debilitating chronic diseases that represent large, unmet medical needs.

        Conditions Treated

Our Neurological business offers products for the treatment of the conditions described below.

•	Neurological disorders — including chronic pain, Parkinson’s disease, essential tremor, dystonia, and spasticity
•	Urological and gastrointestinal disorders — including overactive bladder and urinary incontinence, benign prostatic hyperplasia (enlarged prostate), and gastroparesis

The charts below set forth net sales of our Neurological products as a percentage of our total net sales for each of the last three fiscal years:

Neurological.    Neurological products consist of therapeutic and diagnostic devices, including implantable neurostimulation systems, implantable drug administration devices, urology and gastroenterology products. In October 2006, we announced the U.S. launch of the RestoreADVANCED and PrimeADVANCED neurostimulation systems for the treatment of chronic pain. Theses devices, about the size of a stopwatch, are implanted under the skin and have up to two leads with eight electrodes each that deliver electrical pulses to the spinal cord. Based on individual patient need, the positioning of the electrodes can be customized to deliver stimulation directly to the target area on the spinal cord, and in doing so, block pain signals from reaching the brain. Both “ADVANCED” devices combine the capabilities of earlier Medtronic neurostimulation devices with easier programming and automated customization of stimulation therapy.

During fiscal year 2007, we also continued to make progress in clinical trials designed to explore new applications of our neurostimulation technologies in the treatment of other neurological disorders that affect hundreds of thousands of patients. In the third quarter of fiscal year 2007, enrollment began in a Medtronic-sponsored trial, Early Stim, for our deep brain stimulation therapy for the treatment of earlier stages of Parkinson’s disease. Deep brain stimulation (DBS) is approved for the treatment of advanced stages of Parkinson’s disease, which affects approximately 1 million people in the United States. In the fourth quarter of fiscal year 2007, we completed enrollment in the Stimulation of the Anterior Nucleus of the Thalamus for Epilepsy (SANTE) pivotal trial, a study of our deep brain stimulation therapy for patients with medically-refractory epilepsy. Epilepsy is a condition that affects more than 2.7 million Americans; about one-third of these people do not respond to current treatment options and continue to experience seizures. Also, in the fourth quarter of fiscal year 2007, we completed enrollment in our Occipital Nerve Stimulation for the Treatment of Intractable Migraine (ONSTIM) feasibility study. An estimated 28 million Americans suffer from migraine headaches; between 375,000 and 750,000 of those suffer chronic migraine headaches that do not respond to available therapies. Additionally, we continue to explore innovative new ways to use DBS for severe and intractable psychiatric disorders such as obsessive-compulsive disorder and treatment-resistant depression. We intend to pursue a major clinical trial of the Company’s DBS technology in the treatment of severe and intractable depression, a disabling form of the psychiatric disorder affecting millions of people worldwide.

Another major initiative upon which we made significant progress in fiscal year 2007 is the establishment of higher levels of evidence for our therapies’ efficacy and cost-effectiveness. In August 2006, the New England Journal of Medicine published results from a major randomized controlled multi-center study showing that Activa DBS Therapy combined with medication is significantly more effective than medication alone in treating motor symptoms of advanced Parkinson’s disease. Conducted at 10 academic medical centers in Germany and Austria, the study included 156 patients with severe motor symptoms of Parkinson’s disease. Compared to medication alone, DBS of the subthalamic nucleus, a brain structure involved in regulating movement, caused significantly greater improvements in motor function after six months of treatment. On average, patients who received DBS plus medication showed a 41 percent improvement in motor function. In November 2006, research published in the New England Journal of Medicine showed DBS can provide significant and sustainable benefits to people with disabling forms of dystonia, a neurological movement disorder that forces parts of the body into abnormal, sometimes painful, movements or postures. Three months after randomization, patients in the neurostimulation group experienced a 39 percent improvement in the movement score of the Burke-Fahn-Marsden Dystonia Rating Scale, compared to a 5 percent improvement in the control group. Similarly, neurostimulation patients recorded a 38 percent reduction in disability scores, compared to an 8 percent reduction in the control group. Also in November 2006, the results of a study on stroke survivors was released showing that patients who received our Intrathecal Baclofen (ITB) Therapy which uses our family of SynchroMed Programmable Pumps, experienced a significant reduction in their severe spasticity, as well as significant improvements in both functional independence and quality of life after 12 months of treatment. Spasticity is a common result of stroke in which tight, stiff muscles make coordinated movement – especially of the arms and legs – difficult or uncontrollable. Importantly, the study also found that patients receiving ITB Therapy did not experience a significant reduction in the strength of the limbs unaffected by their stroke – confirming the findings of previous studies. The study, supported by Medtronic, involved 24 U.S. stroke treatment centers and enrolled 94 patients with spasticity in at least two limbs that was significant enough to interfere with activities of daily living.

Gastroenterology and Urology.    Our diagnostic and therapeutic products for gastroenterology and urology include the InterStim Therapy for the treatment of overactive bladder and urinary incontinence; Prostiva RF Therapy, which uses low-level radio frequency energy to treat benign prostatic hyperplasia, or enlarged prostate; Enterra Therapy for the treatment of gastroparesis; and the Bravo pH Monitoring System for the evaluation of gastroesophageal reflux disease. In July 2006, we announced the U.S. and European Union approval of the InterStim II system, which includes a new implantable neurostimulator, improved patient programmer and upgraded software for the clinician programmer. These advancements offer a choice of neurostimulation devices to accommodate more patients, streamline the implant procedure, and simplify programming and follow-up care. The improved patient programmer also gives patients more control of their therapy.

        Customers and Competitors

The primary medical specialists who use our neurological products are neurosurgeons, neurologists, pain management specialists, physiatrists, and orthopedic spine surgeons. The primary medical specialists who use our gastroenterology and urology products are urologists, urogynecologists, and gastroenterologists. Our primary competitors for neurological products are Boston Scientific Corporation and St. Jude Medical, Inc. Our primary competitors for gastroenterology and urology products are Boston Scientific Corporation, Urologix, Inc., and American Medical Systems.

Diabetes

Our Diabetes business develops, manufactures, and markets devices for the treatment of diabetes. We are a world leader in advanced, device-based medical systems for the treatment of diabetes, and we are committed to providing improved tools and technologies to help people with diabetes live longer, healthier lives.

        Conditions Treated

Our Diabetes business offers products for the treatment of diabetes, which is the inability to control blood glucose levels resulting from a failure of the pancreas to produce sufficient insulin or the body’s inability to properly use insulin. Diabetes products consist of external insulin pumps and related consumables, continuous glucose monitoring systems and subcutaneous glucose sensors.

The charts below set forth net sales of our Diabetes business as a percentage of our total net sales for each of the last three fiscal years:

Our Diabetes products are used to help diabetes patients maintain near-normal glucose control. Diabetes afflicts roughly 200 million people worldwide, and almost 21 million people in the U.S. Currently, our products serve the insulin-dependent population, which includes approximately five million people in the U.S. The key to managing diabetes is to maintain tight control of glucose levels. If not well-managed, diabetes can lead to blindness, kidney failure, amputation, impotence, and heart failure. More than $132 billion is spent annually on diabetes and its complications, including $92 billion in direct medical costs.

Our products include external insulin pumps and related consumables as well as continuous glucose monitoring (CGM) systems including glucose sensors. Our insulin pumps are primarily used by patients with type 1 diabetes, which occurs when the pancreas is unable to produce enough insulin. In order to survive, people with type 1 diabetes must administer insulin using injections or an insulin pump. Our therapies are also helpful in managing insulin dependent type 2 diabetes, which results from the body’s inability to produce enough insulin or properly use the insulin.

In March 2007, we launched our Guardian REAL-Time CGM System, which is intended to help protect diabetes patients from high and low glucose levels, and to maintain tighter glucose control. Unique features include predictive and rate-of-change alarms and expanded trend graphs. In addition to standard high and low glucose alerts, new early warning alerts warn patients before their glucose reaches preset thresholds. Concurrent with the Guardian REAL-Time CGM System, we launched the MiniLink REAL-Time Transmitter, a rechargeable, waterproof transmitter approximately one-third the size of previous transmitters. We also launched Medtronic CareLink Personal Therapy Management Software, which integrates data from the patient’s Guardian REAL-Time CGM System, logbook and blood glucose meter to identify patterns and trends in glucose management. Our GuardControl Trial, published in November 2006 in Diabetes Care, demonstrated that patients using the Guardian REAL-Time CGM System had better control of their blood glucose than patients using fingersticks.

Our Paradigm REAL-Time insulin pump is currently the leading choice in insulin pump therapy. Worn on a belt like a pager, the Paradigm insulin pump offers a simplified and intuitive menu system to program insulin delivery, making it easier for people with diabetes to manage their disease without daily insulin injections. Because pump therapy delivers insulin precisely to the body, it helps diabetes patients keep their glucose levels within a near-normal range, offering both short-term and long-term health benefits. With Paradigm REAL-Time, diabetes patients have a dashboard of information on an insulin pump including REAL-Time glucose readings, trend graphs, and arrows that indicate how fast and in which direction glucose is heading, adding a new layer of safety and control. This allows patients to more effectively manage diabetes.

In March 2007, we received FDA approval to market pediatric versions of our Paradigm REAL-Time and Guardian REAL-Time Systems, for children and teenagers ranging in the age of 7 through 17. Of the 30,000 new patients diagnosed with type 1 diabetes every year, almost half, or 13,000 patients, are children.

In order to drive broad acceptance of sensor-augmented technology, we are conducting the Sensor Augmented Therapy for A1C Reduction (STAR) trials which will evaluate sensor-augmented therapy versus traditional insulin pumps and multiple daily injection therapy. The strategic objective of the STAR trials is to drive acceptance and improved reimbursement for insulin pump therapy using the results anticipated from the data.

        Customers and Competitors

The primary medical specialists who use our diabetes products are endocrinologists, diabetologists, and internists. Our most significant competitors for diabetes products are Johnson & Johnson, Abbott Laboratories, Roche Ltd., Smiths Group PLC, and DexCom, Inc.

Cardiac Surgery

Cardiac Surgery has products used for revascularization, heart valve repair and replacement, blood management, and surgical ablation.

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

The charts below set forth net sales of our Cardiac Surgery business as a percentage of our total net sales for each of the last three fiscal years:

Our Cardiac Surgery products consist of perfusion systems which oxygenate and circulate a patient’s blood during arrested heart revascularization surgery, positioning and stabilization systems for beating heart revascularization surgery, products for the repair and replacement of heart valves, surgical accessories, and surgical ablation products.

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

Arrested Heart Surgery.    In a conventional coronary artery bypass procedure, the patient’s heart is temporarily stopped, or arrested. The patient is placed on a circulatory support system that temporarily replaces the patient’s heart and lungs and provides blood flow to the body. We offer a complete line of blood-handling products that form this circulatory support system and maintain and monitor blood circulation and coagulation status, oxygen supply, and body temperature during open heart surgery. In April 2006, we received FDA clearance for the Medtronic Performer Cardiopulmonary Bypass System, an integrated, compact console capable of providing total support of the circulatory system during a variety of cardiac surgical procedures, but occupying only a 20-inch by 22-inch space, just a third of the footprint of the time-honored “heart-lung” consoles.

Beating Heart Surgery.    As an alternative to conventional arrested heart bypass surgery, physicians are performing coronary artery bypass surgery on the beating heart to avoid the complexity and potential risks of arresting the heart. To assist physicians performing beating heart surgery, we offer positioning and stabilization technologies. These technologies include our Starfish 2 and Urchin heart positioners, which use suction technology to gently lift and position the beating heart to expose arteries on any of its surfaces. These heart positioners are designed to work in concert with our Octopus tissue stabilizer, which holds a small area of the cardiac surface tissue nearly stationary while the surgeon is suturing the bypass grafts to the arteries. In June 2006, we introduced the Octopus Evolution tissue stabilizer, the latest in a 10-year series of innovative cardiac surgery instruments. It is currently estimated that beating heart surgeries make up approximately 20 percent of the estimated 270,000 coronary artery bypass surgeries that are performed in the U.S. each year.

Surgical Ablation.    For patients undergoing cardiac surgery, who also suffer from atrial arrhythmias, our Cardioblate Ablation System is designed to allow surgeons to efficiently restore a normal heart rhythm by creating lines of ablation that guide electrical conduction within the atria. Our Cardioblate surgical ablation systems (CSAS), which includes the Cardioblate LP Surgical Ablation System and Cardioblate Navigator Tissue Dissector, offer cardiac surgeons new ease and flexibility in creating ablation lines during open heart procedures. In November 2006, we announced FDA approval to initiate the Feasibility of the Lone Atrial Fibrillation Clincial Trial, (FACT), to evaluate the use of the CSAS thorascopically in paroxysmal atrial fibrillation (AF) patients. In March 2007, we announced initiation of the Concomitant Utilization of RadioFrequency Energy for Atrial Fibrillation (CURE-AF) study, a U.S. pivotal trial to evaluate the CSAS to treat permanent AF. The purpose of CURE-AF is to evaluate the safety and effectiveness of our CSAS at reestablishing the normal heart rhythm in patients with permanent AF requiring concomitant open heart surgery utilizing the modified Cox Maze III procedure. This prospective, non-randomized, clinical trial will enroll 75 patients at 10 U.S. medical centers. The primary endpoints of the trial are to evaluate the freedom from permanent AF in patients off antiarrhythmic drugs at six months and the composite major adverse event rate at one month. The results of the trial will be submitted to the FDA to obtain an indication for the Medtronic CSAS in the treatment of permanent AF in patients requiring concomitant open heart surgery.

Heart Valves.    We offer a complete line of surgical valve replacement and repair products for damaged or diseased heart valves. Our replacement products include both tissue and mechanical valves. The valve market continues to shift from mechanical to tissue valves, which is beneficial to us due to our broad selection of tissue valve products. Our Mosaic bioprosthetic heart valve is a reduced-profile valve engineered from porcine tissue incorporating a proven flexible stent. The low profile and flexibility of the stent make it easier for the surgeon to implant the valve. Other tissue product offerings include the Freestyle stentless and Hancock II stented valves. Our mechanical heart valve offerings include the Medtronic Hall, the ADVANTAGE and the ADVANTAGE Supra bileaflet valves. Currently, the standard ADVANTAGE aortic bileaflet valve is under evaluation by the FDA in the U.S. Our valve repair products include the Duran Flexible and CG Future Band and CG Composite Annuloplasty Systems.

In October 2006, Medtronic’s Melody Transcatheter Pulmonary Valve and Ensemble Transcatheter Delivery System received European CE Mark making it the first transcatheter valve in the world to receive such an approval. The system is the first of its kind to treat patients with congenital structural heart disease requiring pulmonary heart valve replacement. According to the American Heart Association, congenital heart defects are the No. 1 birth defect worldwide. In the U.S. alone, more than 25,000 babies are born each year with a congenital heart defect. Approximately 22 percent of these babies have defects disrupting the blood flow from the right ventricle to the pulmonary artery.

Transcatheter valve technology represents a less invasive means to treat heart valve disease and is designed to allow physicians to deliver replacement valves via a catheter through the body’s cardiovascular system, thus eliminating the need to open the chest. Traditionally, open heart surgery has been required to correct the problem and it is not unusual for a patient to undergo multiple, open-heart surgeries during their lifetime. The Melody Valve and Ensemble System provide a non-surgical means to restore effective valve function and prolong the functional life of prosthetic conduits, thereby reducing the number of open heart surgeries for these patients throughout their lifetime.

        Customers and Competitors

The principal medical specialists who use our cardiac surgery products are cardiac surgeons. Our primary competitors in the Cardiac Surgery business are Edwards LifeSciences Corporation, Boston Scientific Corporation, Johnson & Johnson, and St. Jude Medical, Inc.

Ear, Nose and Throat (ENT)

We develop, manufacture, and market products and therapies to treat diseases and conditions of the ear, nose and throat, as well as neurological diseases. As a market leader in ENT and neurosurgery, we are changing the way ENT surgery is performed with innovative, minimally invasive products and techniques that benefit both patients and surgeons.

        Conditions Treated

Our ENT products are used in the treatment of the conditions described below.

•	ENT diseases and disorders, such as chronic sinusitis, chronic otitis media, hearing loss, Ménière’s disease, thyroid diseases, and tumors of the head and neck

•	Neurological diseases and disorders, including both pediatric and normal pressure hydrocephalus, traumatic brain injury, and spinal conditions

The charts below set forth net sales of our ENT business as a percentage of our total net sales for each of the last three fiscal years:

Our primary ENT products include powered tissue-removal systems and other surgical instruments, implantable devices, nerve monitoring systems, disposable fluid-control products, image-guided surgery systems, and a Ménière’s disease therapy device. For neurological diseases, our main products include high-speed powered surgical drill systems to facilitate surgical access in the spine and cranium, shunts for pediatric and normal pressure hydrocephalus, drainage systems for the treatment of traumatic brain injury, neuro-endoscopes, and a full line of cranial fixation devices that include both titanium and resorbable plates and screws, and a dura substitute.

Chronic rhinosinusitis (sinus infections).    For the surgical treatment of chronic sinus infections, we offer powered and manual instruments with a variety of blade tips for removing diseased tissue and bone. Our bioresorbable nasal packing and dressings, such as MeroGel Dressing, aid in wound-healing and help reduce postoperative complications following these procedures. We also offer image-guided surgery systems to improve safety and efficacy when surgeons operate near critical structures such as the brain and eyes. The LandmarX Evolution Plus provides a robust, expandable system that may be used for virtually any ENT image guidance procedure. The LandmarX Element is a simple and convenient system ideal for functional endoscopic sinus surgery and novice image guided system users. In December of 2006, we announced that results of a study published in the September issue of the Archives of Otolaryngology–Head and Neck Surgery were favorable toward the use of Medtronic’s powered inferior turbinoplasty technique. The study demonstrates that patients with nasal obstruction and enlarged inferior turbinates (bony projections) caused by inflammation of the nasal membranes experience significantly improved quality of life and few postoperative complications after undergoing powered inferior turbinoplasty treatment.

Chronic otitis media (ear infections).    For the treatment of chronic otitis media, we provide a wide range of middle ear ventilation tubes to facilitate ventilation and prevent fluid accumulation. We also offer powered instruments and drills, such as the XPS 3000 Powered ENT System, to remove enlarged adenoid tissue, enable surgical access and remove diseased bone. Untreated chronic otitis media is the most common cause of hearing loss in children, which can impair learning and speech development. It can also spread to other areas of the head and neck and lead to serious complications.

Hearing loss.    To correct conductive hearing loss, we offer various types of implantable middle ear prostheses that replace missing bone(s) in the ear necessary to conduct sound. These products are malleable/trimmable and may be shaped by the surgeon to fit each particular patient’s anatomy.

Thyroid disease.    For surgery related to thyroid disease, we offer the NIM-Response 2.0 Nerve Integrity Monitor, NIM-Neuro 2.0 Nerve Integrity Monitor, and NIM EMG Tubes. These products assist surgeons in identifying and continuously monitoring the recurrent laryngeal or vagus nerves during complicated, high-risk thyroid surgery. Since the actual nerve damage during surgery is much higher than perceived, using our nerve monitoring products in these procedures is a benefit to both the patient and the surgeon, reducing the risk of patient injury and enabling more precise, complete dissection.

Ménière’s disease.    To alleviate debilitating vertigo associated with the inner ear condition known as Ménière’s disease, we offer the portable, minimally invasive Meniett Low-Pressure Pulse Generator. Severe vertigo, which can cause nausea and vomiting, is considered by patients to be the most problematic and debilitating symptom of Ménière’s disease, often affecting their ability to work or participate in daily activities. Using Meniett therapy, patients can self-administer their treatment at home or work for a few minutes each day by delivering low-pressure air pulses through a tube connected to an earpiece placed in the outer ear. In December 2006, results of a two-year follow-up study published in the Archives of Otolaryngology–Head and Neck Surgery were favorable toward long-term use of Medtronic’s Meniett Low-Pressure Pulse Generator for Ménière’s disease. The study concluded that approximately two-thirds of Ménière’s disease patients who are unresponsive to traditional medical treatment experience a significant, long-term reduction in vertigo frequency with Meniett therapy.

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

Hydrocephalus.    The Strata valve is an adjustable shunt system for the treatment of hydrocephalus, a condition characterized by an abnormal accumulation of cerebral spinal fluid in the brain. There are two primary forms of hydrocephalus; congenital or pediatric hydrocephalus, and normal pressure hydrocephalus, which afflicts the elderly. The Strata valve allows surgeons to non-invasively adjust the valve’s performance level settings with an external magnetic adjustment device. This enables the surgeon to change the valve’s performance characteristics over time without subjecting the patient to additional surgery. The shunt line also includes a wide assortment of nonadjustable valves.

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

The primary customers for our ENT neurosurgical products are neurosurgeons, spinal surgeons, and the hospitals and clinics where they perform surgery. Significant competitors are Johnson & Johnson, Stryker Corporation, Integra LifeSciences Holdings Corporation, and Anspach Effort, Inc.

Physio-Control

We develop, manufacture, and market external defibrillators, including automated external defibrillators (AEDs) and manual defibrillators used by hospitals and emergency response personnel. In addition to the portfolio of external defibrillation and emergency response systems, we offer related data management solutions and support services.

        Conditions Treated

Our Physio-Control products are used in the treatment of the condition described below.

•	Sudden Cardiac Arrest — is a condition in which the heartbeat stops suddenly and unexpectedly. It is caused by life-threatening arrhythmias, abnormalities in the heart’s electrical system.

The charts below set forth net sales of our Physio-Control business as a percentage of our total net sales for each of the last three fiscal years:

External Defibrillators.    Many victims of sudden cardiac arrest could be saved if they had quicker access to automated external defibrillators (AEDs). In the U.S., the survival rate for victims of sudden cardiac arrest is only about 5 percent because the average response time to an emergency call for help is six to twelve minutes. Chances of survival are reduced significantly if the victim is not treated within five minutes. In August 2004, results from the largest-ever clinical trial studying the outcomes of public access to defibrillation were published in the New England Journal of Medicine. The data indicated that the use of portable AEDs by trained volunteers can significantly improve the probability of saving lives that otherwise might have been lost to sudden cardiac arrest. Our LIFEPAK series of external defibrillators offers a broad range of life-saving tools for multiple user needs and have been incorporated in environments ranging from hospitals to emergency medical units to public places such as airports, sports arenas, schools, and workplaces. Today there are more than 500,000 LIFEPAK devices distributed worldwide.

On December 4, 2006, we announced our intention to pursue a spin-off of Physio-Control, our wholly-owned subsidiary, into an independent, publicly traded company. The creation of this new company will enable Medtronic to more directly focus resources on high-growth therapies aimed at chronic disease management. In addition, the spin-off will provide Physio-Control access to additional operational, strategic, and financial flexibility to invest in and grow its business. On January 15, 2007, we announced our voluntary suspension of U.S. shipments of Physio-Control products manufactured at our facility in Redmond, Washington in order to address quality system issues. We have a dedicated team from across the Company working on the corrective actions necessary to address the quality system issues. The suspension of U.S. shipments in fiscal year 2007 did not have a material impact on our overall results. We expect the suspension of U.S. shipments to continue into the second half of fiscal year 2008. Following the resolution of these matters, we intend to continue to pursue the spin-off of Physio-Control.

        Customers and Competitors

The primary customers for our AED products are hospitals, schools, governments, businesses, and any other public facility. Our primary competitors in the AED business are Cardiac Science, Inc., Zoll Medical Corporation, and Royal Philips Electronics.

The primary customers for our manual defibrillators are emergency care doctors and highly-trained nurses. Our primary competitors in the manual defibrillator business are Cardiac Science, Inc., Defibtech, HeartSine, and Welch Allyn.

Research and Development

The markets in which we participate are subject to rapid technological advances. Constant improvement of products and introduction of new products is necessary to maintain market leadership. Our research and development efforts are directed toward maintaining or achieving technological leadership in each of the markets we serve in order to help ensure that patients using our devices and therapies receive the most advanced and effective treatment possible. We are committed to developing technological enhancements and new indications for existing products, as well as less invasive and new technologies to address unmet patient needs and to help reduce patient care costs and length of hospital stays. We have not engaged in significant customer or government-sponsored research.

During fiscal year 2007, 2006, and 2005, we spent $1.239 billion (10.1 percent of net sales), $1.113 billion (9.9 percent of net sales) and $951 million (9.5 percent of net sales) on research and development, respectively. Our research and development activities include improving existing products and therapies, expanding their indications and applications for use, and developing new products. While we continue to make substantial investments for the expansion of our existing product lines and for the search of new innovative products, we have also focused heavily on carefully planned clinical trials, which lead to market expansion and enable further penetration of our life changing devices.

Acquisitions and Investments

Our strategy to provide a broad range of therapies to restore patients to fuller, healthier lives requires a wide variety of technologies, products, and capabilities. The rapid pace of technological development in the medical industry and the specialized expertise required in different areas of medicine make it difficult for one company alone to develop a broad portfolio of technological solutions. In addition to internally generated growth through our research and development efforts, historically we have relied, and expect to continue to rely, upon acquisitions, investments, and alliances to provide access to new technologies both in areas served by our existing businesses as well as in new areas.

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

On March 26, 2007, we acquired manufacturing assets, know-how, and an exclusive license to intellectual property related to the manufacture and distribution of EndoSheath products from Vision–Sciences, Inc. (VSI), which was accounted for as a purchase of assets. The license acquired from VSI will expand our existing U.S. distribution rights of EndoSheath products to worldwide distribution rights. The EndoSheath is a sterile disposable sheath that fits over a fiberoptic endoscope preventing contamination of the scope during procedures and allowing reuse of the scope without further sterilization.

On September 15, 2006, we acquired and/or licensed selected patents and patent applications owned by Dr. Eckhard Alt (Dr. Alt), or certain of his controlled companies in a series of transactions. In connection therewith, we also resolved all outstanding litigation and disputes between Dr. Alt and certain of his controlled companies. The agreements required the payment of total consideration of $75 million, $74 million of which was capitalized as technology based intangible assets that had an estimated useful life of 11 years at the time of acquisition. The acquired patents or licenses pertain to the cardiac rhythm disease management field and have both current application and potential for future patentable commercial products.

On July 25, 2006, we acquired substantially all of the assets of Odin Medical Technologies, LTD (Odin), a privately held company. Prior to the acquisition, we had an equity investment in Odin, which was accounted for under the cost method of accounting. Odin focused on the manufacture of the PoleStar intraoperative Magnetic Resonance Image (iMRI) Guidance System which was already exclusively distributed by us. This acquisition is expected to help us further drive the acceptance of iMRI guidance in neurosurgery. The consideration for Odin was approximately $21 million, which included $6 million in upfront cash and a $2 million milestone payment made in the three months ended October 27, 2006. The $8 million in net cash paid resulted from the $21 million in consideration less the value of our prior investment in Odin and Odin’s existing cash balance.

Patents and Licenses

We rely on a combination of patents, trademarks, copyrights, trade secrets, and nondisclosure and non-competition agreements to establish and protect our proprietary technology. We have filed and obtained numerous patents in the U.S. and abroad, and regularly file patent applications worldwide in our continuing effort to establish and protect our proprietary technology. In addition, we have entered into exclusive and non-exclusive licenses relating to a wide array of third-party technologies. We have also obtained certain trademarks and trade names for our products to distinguish our genuine products from our competitors’ products, and we maintain certain details about our processes, products and strategies as trade secrets. Our efforts to protect our intellectual property and avoid disputes over proprietary rights have included ongoing review of third-party patents and patent applications. See “Item 1A. Risk Factors” and Note 15 to the consolidated financial statements set forth in Exhibit 13 hereto for additional information.

Markets and Distribution Methods

We sell most of our medical devices through direct sales representatives in the U.S. and a combination of direct sales representatives and independent distributors in international markets. The main target markets for our medical devices are the U.S., Western Europe, and Japan. Our primary customers include physicians, hospitals, other medical institutions, and group purchasing organizations.

Our marketing and sales strategy is focused on rapid, cost-effective delivery of high-quality products to a diverse group of customers worldwide. To achieve this objective, we organize our marketing and sales teams around physician specialties. This focus enables us to develop highly knowledgeable and dedicated sales representatives who are able to foster strong relationships with physicians and other customers, and enhance our ability to cross-sell complementary products. We believe that we maintain excellent working relationships with physicians and others in the medical industry that enable us to gain a detailed understanding of therapeutic and diagnostic developments, trends and emerging opportunities, and respond quickly to the changing needs of physicians and patients. We attempt to enhance our presence in the medical community through active participation in medical meetings and by conducting comprehensive training and educational activities. We believe that these activities contribute to physician expertise and loyalty to our products.

In keeping with the increased emphasis on cost-effectiveness in healthcare delivery, the current trend among hospitals and other customers of medical device manufacturers is to consolidate into larger purchasing groups to enhance purchasing power. As a result, transactions with customers have become increasingly significant, more complex, and tend to involve more long-term contracts than in the past. This enhanced purchasing power may also lead to pressure on pricing and increased use of preferred vendors. We are not dependent on any single customer for more than 10 percent of our total net sales.

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

Major shifts in industry market share have occurred in connection with product problems, physician advisories and safety alerts, reflecting the importance of product quality in the medical device industry. In the current environment of managed care, economically motivated buyers, consolidation among healthcare providers, increased competition, and declining reimbursement rates, we have been increasingly required to compete on the basis of price. In order to continue to compete effectively, we must continue to create or acquire advanced technology, incorporate this technology into proprietary products, obtain regulatory approvals in a timely manner, and manufacture and successfully market these products.

Worldwide Operations

For financial reporting purposes, net sales and long-lived assets attributable to significant geographic areas are presented in Note 17 to the consolidated financial statements and is set forth in Exhibit 13 hereto and which will be included in our fiscal year 2007 Annual Report to Shareholders (2007 Annual Report).

Impact of Business Outside of the U.S.

Our operations in countries outside the U.S. are accompanied by certain financial and other risks. Relationships with customers and effective terms of sale vary by country, often with longer-term receivables than are typical in the U.S. Inventory management is an important business concern due to the potential for obsolescence, long lead times from sole source providers and currency exposure. Currency exchange rate fluctuations can affect net sales from, and profitability of, operations outside the U.S. We attempt to hedge these exposures to reduce the effects of foreign currency fluctuations on net earnings. See the “Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 to the consolidated financial statements, set forth in Exhibit 13 hereto and which will be included in our 2007 Annual Report. In addition, the repatriation of certain earnings of our foreign subsidiaries’ may result in substantial U.S. tax cost.

Production and Availability of Raw Materials

We manufacture most of our products at 22 manufacturing facilities located in various countries throughout the world. The largest of these manufacturing facilities are located in Arizona, California, Florida, Indiana, Ireland, Massachusetts, Mexico, Minnesota, Puerto Rico, Switzerland, Texas, and Washington. We purchase many of the components and raw materials used in manufacturing these products from numerous suppliers in various countries. For reasons of quality assurance, sole source availability, or cost effectiveness, certain components and raw materials are available only from a sole supplier. We work closely with our suppliers to help ensure continuity of supply while maintaining high quality and reliability. Due to the FDA’s requirements regarding manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. Generally, we have been able to obtain adequate supplies of such raw materials and components. However, the reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our operations.

Employees

On April 27, 2007, we employed approximately 38,000 employees. Our employees are vital to our success. We believe we have been successful in attracting and retaining qualified personnel in a highly competitive labor market due to our competitive compensation and benefits, and our rewarding work environment. We believe our employee relations are excellent.

Seasonality

Worldwide sales do not reflect any significant degree of seasonality.

Government Regulation and Other Considerations

Our medical devices are subject to regulation by numerous government agencies, including the FDA and comparable foreign agencies. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our medical devices.

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

The second, more rigorous process, known as PMA, requires us to independently demonstrate that the new medical device is safe and effective. We do this by collecting data, including human clinical data for the medical device. The FDA will authorize commercial release if it determines there is reasonable assurance that the medical device is safe and effective. This process is generally much more time-consuming and expensive than the 510(k) process.

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

To be sold in Japan, most medical devices must undergo thorough safety examinations and demonstrate medical efficacy before they are granted approval, or “shonin.” The Japanese government,

through the Ministry of Health, Labour, and Welfare (MHLW), regulates medical devices under recently enacted revisions to the Pharmaceutical Affairs Law (PAL). Implementation of PAL and enforcement practices thereunder are evolving, and compliance guidance from MHLW is still in development. Consequently, companies continue to work on establishing improved systems for compliance with PAL. Penalties for a company’s noncompliance with PAL could be severe, including revocation or suspension of a company’s business license and criminal sanctions.

The process of obtaining approval to distribute medical products is costly and time-consuming in virtually all of the major markets where we sell medical devices. We cannot assure that any new medical devices we develop will be approved in a timely or cost-effective manner.

Federal and state laws protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by healthcare providers. In particular, in April 2003, the U.S. Department of Health and Human Services (HHS) published patient privacy rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA privacy rule). The HIPAA privacy rule governs the use and disclosure of protected health information by “Covered Entities,” which are healthcare providers that submit electronic claims, health plans and healthcare clearinghouses. Other than our Diabetes operating segment and our health insurance plans, each of which is a Covered Entity, and the role representatives play in providing technical support to physicians while providing patient care, the HIPAA privacy rule affects us indirectly. The patient data that we receive and analyze may include protected health information. We are committed to maintaining patients’ privacy and working with our customers and business partners in their HIPAA compliance efforts. The ongoing costs and impacts of assuring compliance with the HIPAA privacy rules are not material to our business.

Government and private sector initiatives to limit the growth of healthcare costs, including price regulation, competitive pricing, coverage and payment policies, and managed-care arrangements, are continuing in many countries where we do business, including the U.S. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical devices. Government programs, including Medicare and Medicaid, private healthcare insurance and managed-care plans have attempted to control costs by limiting the amount of reimbursement they will pay for particular procedures or treatments, and other mechanisms designed to constrain utilization and contain cost, including, for example, gainsharing, where a hospital agrees with physicians to share any realized cost savings resulting from the physicians’ collective change in practice patterns such as standardization of devices where medically appropriate. This has created an increasing level of price sensitivity among customers for our products. Some third-party payors must also approve coverage for new or innovative devices or therapies before they will reimburse healthcare providers who use the medical devices or therapies. Even though a new medical device may have been cleared for commercial distribution, we may find limited demand for the device until reimbursement approval has been obtained from governmental and private third-party payors. In addition, some private third-party payors require that certain procedures or that the use of certain products be authorized in advance as a condition of reimbursement. As a result of our manufacturing efficiencies and cost controls, we believe we are well-positioned to respond to changes resulting from the worldwide trend toward cost-containment; however, uncertainty remains as to the nature of any future legislation, making it difficult for us to predict the potential impact of cost-containment trends on future operating results.

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

Federal healthcare laws apply when we or customers submit claims for items or services that are reimbursed under Medicare, Medicaid or other federally-funded healthcare programs. The principal federal laws include: (1) the False Claims Act which prohibits the submission of false or otherwise improper claims for payment to a federally-funded health care program; (2) the Anti-Kickback Statute which prohibits offers to pay or receive remuneration of any kind for the purpose of inducing or rewarding referrals of items or services reimbursable by a Federal healthcare program; and (3) the Stark law which prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain designated health services if the physician (or a member of the physician’s immediate family) has a financial relationship with that entity. There are often similar state false claims, anti-kickback and anti-self referral laws that apply to claims submitted under state Medicaid or state-funded healthcare programs.

The laws applicable to us are subject to evolving interpretations. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, Medtronic, its officers and employees, could be subject to severe criminal and civil penalties including substantial penalties, fines and damages, and exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid.

We operate in an industry characterized by extensive patent litigation. Patent litigation can result in significant damage awards and injunctions that could prevent the manufacture and sale of affected products or result in significant royalty payments in order to continue selling the products. At any given time, we are generally involved as both a plaintiff and a defendant in a number of patent infringement actions. While it is not possible to predict the outcome of patent litigation incident to our business, we believe the costs associated with this type of litigation could generally have a material adverse impact on our consolidated results of operations, financial position or cash flows. See Note 15 to the consolidated financial statements set forth in Exhibit 13 hereto for additional information.

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

Arthur D. Collins, Jr., age 59, has been Chairman of the Board and Chief Executive Officer of Medtronic since April 2002; President and Chief Executive Officer from May 2001 to April 2002; President and Chief Operating Officer from August 1996 to April 2001; Chief Operating Officer from January 1994 to August 1996; and Executive Vice President of Medtronic and President of Medtronic International from June 1992 to January 1994. He was Corporate Vice President of Abbott Laboratories from October 1989 to May 1992 and Divisional Vice President of that company from May 1984 to October 1989. He is also a director of The Boeing Company, U.S. Bancorp and Cargill, Inc., a member of the Board of Overseers of The Wharton School at the University of Pennsylvania and a member of the board of The Institute of Health Technology Studies. At the 2007 Annual Meeting, Mr. Collins is expected to resign as Chief Executive Officer of Medtronic and continue as Chairman of the Board of Medtronic.

Susan Alpert, Ph.D., M.D., age 61, has been Senior Vice President, Chief Quality and Regulatory Officer since November 2005. Prior to that she was Vice President, Chief Quality and Regulatory Officer from May 2004 to November 2005, and Vice President, Regulatory Affairs and Compliance from July 2003 to May 2004. Prior to that, she was Vice President of Regulatory Sciences at C.R. Bard, Inc. from October 2000 to July 2003. She held a variety of positions at the Food & Drug Administration from June 1987 to August 2000.

Jean-Luc Butel,, age 50, has been Senior Vice President and President, Asia Pacific, since September 2003. Prior to that, he was President of Independence Technology, a Johnson & Johnson company, from 1999 to 2003. From 1991 to 1999, he worked for Becton Dickinson, initially as General Manager of its Microbiology business in Japan and then as President of Nippon Becton Dickinson. His last assignment at Becton Dickinson was President, Worldwide Consumer Healthcare. From 1984 to 1991, Mr. Butel was with Johnson & Johnson and served multiple roles including General Manager of Fiji, China Project Manager and Marketing Director of the Johnson & Johnson ophthalmic business in Southeast Asia.

Terrance L. Carlson, age 54, has been Senior Vice President, General Counsel and Corporate Secretary since October 2004. Prior to that, he was Senior Vice President, Business Development, General Counsel and Secretary at PerkinElmer, Inc. from June 1999 to September 2004; Deputy General Counsel of AlliedSignal (now Honeywell International) and General Counsel of AlliedSignal Aerospace from April 1994 to June 1999; and an associate and partner of Gibson Dunn & Crutcher from November 1978 to April 1994.

H. James Dallas, age 48, has been Senior Vice President and Chief Information Officer since April 2006. Prior to that, he was Vice President and Chief Information Officer of Georgia Pacific from December 2002 to December 2005; General Manager of the Transportation Division and President of the Lumber Division from October 2001 to December 2002; and Vice President, Building Products Distribution Sales and Logistics, Georgia Pacific Corporation from October 2000 to October 2001.

Michael F. DeMane, age 51, has been Senior Vice President since May 2007, and prior to that was Senior Vice President and President of Europe, Canada, Latin America and Emerging Markets since August 2005. He served as Senior Vice President and President, Spinal, ENT and Navigation, since February 2002 and President, Spinal, since January 2000. Prior to that, he was President, Interbody Technologies, a division of Sofamor Danek, from June 1998 to December 1999. Prior to joining the Company in 1998, Mr. DeMane served as Managing Director, Australia and New Zealand, for Smith & Nephew, Pty. Ltd from April 1996 to June 1998, after a series of research and development and general management positions with Smith & Nephew Inc. At the 2007 Annual Meeting, Mr. DeMane is expected to be named Chief Operating Officer of Medtronic.

Gary L. Ellis, age 50, has been Senior Vice President and Chief Financial Officer since May 2005. Prior to that, he was Vice President, Corporate Controller and Treasurer since October 1999 and Vice President Corporate Controller from August 1994. Mr. Ellis joined Medtronic in 1989 as Assistant Corporate Controller and was promoted to Vice President of Finance for Medtronic Europe in 1992, until being named as Corporate Controller in 1994. Mr. Ellis is a member of the board of directors of The Toro Company and chairman of the American Heart Association.

William A. Hawkins, age 53, has been a Director of Medtronic since March 2007 and President and Chief Operating Officer of Medtronic since May 2004. He served as Senior Vice President and President, Medtronic Vascular, from January 2002 to May 2004. He served as President and Chief Executive Officer of Novoste Corporation from 1998 to 2002. Mr. Hawkins serves on the board of directors of Deluxe Corporation, the board of trustees for the University of Virginia Darden School of Business and the board of visitors for the Duke University School of Engineering. At the 2007 Annual Meeting, Mr. Hawkins is expected to be named President and Chief Executive Officer of Medtronic.

Richard Kuntz, M.D., age 50, has been Senior Vice President and President, Neuromodulation since October 2005. Prior to that, he was an interventional cardiologist and Chief of the Division of Clinical Biometrics at Brigham and Women’s Hospital, Associate Professor of Medicine and Chief Scientific Office of the Harvard Clinical Research Institute.

Stephen H. Mahle, age 61, has been Executive Vice President and President, Cardiac Rhythm Disease Management, since May 2004, and prior to that was Senior Vice President and President, Cardiac Rhythm Management, since January 1998. Prior to that, he was President, Brady Pacing, from 1995 to 1997 and Vice President and General Manager, Brady Pacing, from 1990 to 1995. Mr. Mahle has been with the Company for 34 years and served in various general management positions prior to 1990. Mr. Mahle serves on the board of directors of ATMI, Inc.

Carol McCormick, age 53, has been Senior Vice President, Human Resources, since April 2007. She was Vice President, Human Resources at CRDM from May 2004 to March 2007. Prior to that she was Vice President of Human Resources for Neurological and Diabetes from August 2000 to May 2004 and Human Resources Director for Drug Delivery and Functional Diagnostics business from September 1996 to August 2000. Ms. McCormick joined the Company in 1989.

Christopher J. O’Connell, age 40, has been Senior Vice President, and President of Diabetes since October 2006 and President of Medtronic’s Emergency Response Systems division from May 2005 to October 2006. Prior to that he was Vice President of Sales and Marketing of Medtronic’s Cardiac Rhythm Disease Management division from November 2001 to May 2005 and Vice President/General Manager of the Patient Management Business from January 2000 to November 2001. Mr. O’Connell has been with the Company for 13 years and served in various management positions.

Stephen N. Oesterle, M.D., age 56, has been Senior Vice President, Medicine and Technology, since January 2002. Prior to that, he was Associate Professor of Medicine at Harvard Medical School and Director of Invasive Cardiology Services at Massachusetts General Hospital from 1998 to 2002, and was Associate Professor of Medicine at Stanford University and Director of Cardiac Catheterization and Coronary Intervention Laboratories at the Stanford University Medical Center from 1992 to 1998. Prior to that he held other academic positions and directed interventional cardiology programs at Georgetown University and in Los Angeles.

Oern R. Stuge, M.D., age 53, has been Senior Vice President and President, Medtronic Europe, Emerging Markets and Canada since May 2007. Prior to that he was Senior Vice President and President of Cardiac Surgery since March 2005, Vice President of Cardiac Rhythm Management, Western Europe from May 2002 to March 2005, Vice President of Neurological, Spinal and Diabetes for Western Europe from May 2000 to May 2002 and Vice President of Neurological for Europe, Middle East & Africa from May 1998 to May 2000. Prior to joining the Company in 1998, Mr. Stuge worked at Abbott Laboratories where he held regional director and general manager positions for the various Nordic countries and the Netherlands.

Scott R. Ward, age 47, has been Senior Vice President and President, CardioVascular since May 2007. Prior to that he was Senior Vice President and President, Vascular from May 2004 to May 2007, Senior Vice President and President, Neurological and Diabetes Business, from February 2002 to May 2004, and was President, Neurological, from January 2000 to January 2002. He was Vice President and General Manager of Medtronic’s Drug Delivery Business from 1995 to 2000. Prior to that, Mr. Ward led the Company’s Neurological Ventures in the successful development of new therapies. Mr. Ward also held various research, regulatory and business development positions since joining Medtronic in 1981.

Peter L. Wehrly, age 48, has been Senior Vice President and President, Spinal and Navigation since August 2005. Prior to that he was President and General Manager of Medtronic Sofamor Danek, Inc. from August 2004 to August 2005, President of Biologics and U.S. Sales from April 2003 to August 2004, and Division President of Interbody and Orthopedic Technologies from 2000 to April 2003. From 1983 to 2000 he was employed by Johnson and Johnson, most recently as Division President at DePuy.

Barry W. Wilson, age 63, has been Senior Vice President, International Affairs since February 2007, and was Senior Vice President, International Affairs and President, Greater China from August 2005 to

February 2007. He served as Senior Vice President and President, Europe, Middle East, Canada and Emerging Markets since May 2004. Prior to that, Mr. Wilson was Senior Vice President and President, International, from April 2001 to April 2004, and Senior Vice President, International, since September 1997. He was President, Europe, Middle East and Africa, from April 1995 to March 2001. Prior to that, Mr. Wilson was President, International, of the Lederle Division of American Cyanamid/American Home Products from 1993 to 1995 and President, Europe, of Bristol-Myers Squibb from 1991 to 1993, where he also served internationally in various general management positions from 1980 to 1991. Mr. Wilson serves on the board of directors of Bausch & Lomb Incorporated and Rezidor Hotel Group AB.

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

Major shifts in industry market share have occurred in connection with product problems, physician advisories and safety alerts, reflecting the importance of product quality in the medical device industry. In the current environment of managed care, consolidation among healthcare providers, increased competition, and declining reimbursement rates, we have been increasingly required to compete on the basis of price. In order to continue to compete effectively, we must continue to create, invest in, or acquire advanced technology, incorporate this technology into our proprietary products, obtain regulatory approvals in a timely manner, and manufacture and successfully market our products. Given these factors, we cannot guarantee that we will be able to continue our level of success in the industry.

Reduction or interruption in supply and an inability to develop alternative sources for supply may adversely affect our manufacturing operations and related product sales.

We manufacture most of our products at 22 manufacturing facilities located throughout the world. We purchase many of the components and raw materials used in manufacturing these products from numerous suppliers in various countries. Generally we have been able to obtain adequate supplies of such raw materials and components. However, for reasons of quality assurance, cost effectiveness, or availability, we procure certain components and raw materials only from a sole supplier. While we work closely with our suppliers to try to ensure continuity of supply while maintaining high quality and reliability, we cannot guarantee that these efforts will be successful. In addition, due to the stringent regulations and requirements of the U.S. FDA regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture our products in a timely or cost effective manner and to make our related product sales.

We are subject to many laws and governmental regulations and any adverse regulatory action may materially adversely affect our financial condition and business operations.

Our medical devices are subject to regulation by numerous government agencies, including the FDA and comparable foreign agencies. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our medical devices. We cannot guarantee that we will be able to obtain marketing clearance from the FDA for our new products, or enhancements or modifications to existing products, and if we do, such approval may:

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

Our devices are subject to regulation regarding quality and cost by the United States Department of Health and Human Services, including the Centers for Medicare & Medicaid Services (CMS) as well as comparable state and foreign agencies responsible for reimbursement and regulation of healthcare goods and services. Foreign governments also impose regulations in connection with their healthcare reimbursement programs and the delivery of healthcare goods and services. U.S. federal government healthcare laws apply when we submit a claim on behalf of a U.S. federal healthcare program beneficiary, or when a customer submits a claim for an item or service that is reimbursed under a U.S. federal government funded healthcare program, such as Medicare or Medicaid. The principal U.S. federal laws implicated include those that prohibit the filing of false or improper claims for federal payment, those that prohibit unlawful inducements for the referral of business reimbursable under federally-funded healthcare programs, known as the anti-kickback laws, and those that prohibit healthcare service providers seeking reimbursement for providing certain services to a patient who was referred by a physician that has certain types of direct or indirect financial relationships with the service provider, known as the Stark law.

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

Quality problems with our processes, goods, and services could harm our reputation for producing high quality products and erode our competitive advantage.

Quality is extremely important to us and our customers due to the serious and costly consequences of product failure. Our quality certifications are critical to the marketing success of our goods and services. If we fail to meet these standards our reputation could be damaged, we could lose customers and our revenue could decline. Aside from specific customer standards, our success depends generally on our ability to manufacture to exact tolerances precision engineered components, subassemblies, and finished devices from multiple materials. If our components fail to meet these standards or fail to adapt to evolving standards, our reputation as a manufacturer of high quality components will be harmed, our competitive advantage could be damaged, and we could lose customers and market share.

We are substantially dependent on patent and other proprietary rights and failing to be successful in patent or other litigation may result in our payment of significant money damages and/or royalty payments, negatively impact our ability to sell current or future products, or prohibit us from enforcing our patent and proprietary rights against others.

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

We rely on a combination of patents, trade secrets and nondisclosure and non-competition agreements to protect our proprietary intellectual property, and will continue to do so. While we intend to defend against any threats to our intellectual property, there can be no assurance that these patents, trade secrets, or other agreements will adequately protect our intellectual property. There can also be no assurance that pending patent applications owned by us will result in patents issuing to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors or that such patents will be found to be valid or sufficiently broad to protect our technology or to provide us with any competitive advantage. Third parties could also obtain patents that may require us to negotiate licenses to conduct our business, and there can be no assurance that the required licenses would be available on reasonable terms or at all. We also rely on nondisclosure and non-competition agreements with certain employees, consultants and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information, or that third parties will not otherwise gain access to our trade secrets or proprietary knowledge.

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

We have elected to self-insure most of our insurable risks. We made this decision based on conditions in the insurance marketplace that have led to increasingly higher levels of self-insurance retentions, increasing numbers of coverage limitations and dramatically higher insurance premium rates. We continue to monitor the insurance marketplace to evaluate the value to us of obtaining insurance coverage in the future. While based on historical loss trends we believe that our self-insurance program accruals will be adequate to cover future losses, we cannot guarantee that this will remain true. Historical trends may not be indicative of future losses. These losses could have a material adverse impact on our consolidated earnings, financial condition, or cash flows.

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

Our operations in countries outside the U.S., which accounted for 36 percent of our net sales for the year ended April 27, 2007, are accompanied by certain financial and other risks. We intend to continue to pursue growth opportunities in sales internationally, which could expose us to greater risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	changes in foreign medical reimbursement programs and policies,
•	changes in foreign regulatory requirements,
•	local product preferences and product requirements,
•	longer-term receivables than are typical in the U.S.,
•	fluctuations in foreign currency exchange rates,
•	less protection of intellectual property in some countries outside of the U.S.,
•	trade protection measures and import and export licensing requirements,
•	work force instability,
•	political and economic instability, and
•	the potential payment of U.S. income taxes on certain earnings of our foreign subsidiaries’ upon repatriation.

Consolidation in the healthcare industry could have an adverse effect on our revenues and results of operations.

Many healthcare industry companies, including medical device companies, are consolidating to create new companies with greater market power. As the healthcare industry consolidates, competition to provide goods and services to industry participants will become more intense. These industry participants may try to use their market power to negotiate price concessions or reductions for medical devices that incorporate components produced by us. If we are forced to reduce our prices because of consolidation in the healthcare industry, our revenues would decrease and our consolidated earnings, financial condition, or cash flows would suffer.

Healthcare policy changes may have a material adverse effect on us.

Healthcare costs have risen significantly over the past decade. There have been and may continue to be proposals by legislators, regulators, and third-party payors to keep these costs down. Certain proposals, if passed, could impose limitations on the prices we will be able to charge for our products, or the amounts of reimbursement available for our products from governmental agencies or third-party payors. These limitations could have a material adverse effect on our financial position and results of operations.

Our business is indirectly subject to healthcare industry cost containment measures that could result in reduced sales of medical devices containing our components.

Most of our customers, and the healthcare providers to whom our customers supply medical devices, rely on third-party payors, including government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which medical devices that incorporate components we manufacture or assemble are used. The continuing efforts of government, insurance companies, and other payors of healthcare costs to contain or reduce these costs could lead to patients being unable to obtain approval for payment from these third-party payors. If that were to occur, sales of finished medical devices that include our components may decline significantly and our customers may reduce or eliminate purchases of our components. The cost containment measures that healthcare providers are instituting, both in the U.S. and internationally, could harm our ability to operate profitably. For example, managed care organizations have successfully negotiated volume discounts for pharmaceuticals. While this type of discount pricing does not currently exist for medical devices, if managed care or other organizations were able to affect discount pricing for devices, it may result in lower prices to our customers from their customers and, in turn, reduce the amounts we can charge our customers for our medical devices.

Our research and development efforts rely upon investments and alliances, and we cannot guarantee that any previous or future investments or alliances will be successful.

Our strategy to provide a broad range of therapies to restore patients to fuller, healthier lives requires a wide variety of technologies, products, and capabilities. The rapid pace of technological development in the medical industry and the specialized expertise required in different areas of medicine make it difficult for one company alone to develop a broad portfolio of technological solutions. In addition to internally generated growth through our research and development efforts, historically we have relied, and expect to continue to rely, upon investments and alliances to provide us access to new technologies both in areas served by our existing businesses as well as in new areas.

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

If we fail to maintain our working relationships with physicians, many of our products may not be developed and marketed in line with the needs and expectations of the professionals who use and support our products, which could cause a decline in earnings and profitability. The research, development, marketing, and sales of many of our new and improved products is dependent upon our maintaining working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding our products and the marketing of our products. Physicians assist us as researchers, marketing and product consultants, inventors, and as public speakers. If we are unable to maintain our strong relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could have a material effect on our consolidated earnings, financial condition, or cash flows.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal offices are owned by us and located in the Minneapolis, Minnesota metropolitan area. Manufacturing or research facilities are located in Arizona, California, Colorado, Connecticut, Florida, Indiana, Massachusetts, Michigan, Minnesota, Tennessee, Texas, Washington, Puerto Rico, China, France, Ireland, Mexico, The Netherlands, and Switzerland. Our total manufacturing and research space is approximately 3.0 million square feet, of which approximately 75 percent is owned by us and the balance is leased.

We also maintain sales and administrative offices in the U.S. at approximately 90 locations in 40 states or jurisdictions and outside the U.S. at approximately 100 locations in 36 countries. Most of these locations are leased. We are using substantially all of our currently available productive space to develop, manufacture, and market our products. Our facilities are in good operating condition, suitable for their respective uses and adequate for current needs.

Item 3.  Legal Proceedings

The information in Note 15 to the consolidated financial statements is incorporated herein by reference to Exhibit 13 and will be included in our 2007 Annual Report.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.  Market for Medtronic’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The information in the sections entitled “Price Range of Medtronic Stock” and “Stock Exchange Listing” are incorporated by reference herein to Exhibit 13 hereto and will be included in our 2007 Annual Report.

In October 2005, the Company’s Board of Directors authorized the repurchase of 40 million shares of the Company’s stock and in April 2006, the Board of Directors made a special authorization for the Company to repurchase up to 50 million shares in connection with the $4.400 billion Senior Convertible Note offering. As authorized by the Board of Directors each program expires when its total number of authorized shares has been repurchased.

The following table provides information about the shares repurchased by Medtronic during fourth quarter of fiscal year 2007:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

1/29/07 – 2/23/07	511,900	$52.94	511,900	26,271,030
2/26/07 – 3/30/07	4,943,774	50.04	4,943,774	21,327,256
4/2/07 – 4/27/07	6,274,200	51.79	6,274,200	15,053,056

Total	11,729,874	$51.59	11,729,874	15,053,056

On June 25, 2007, there were approximately 53,600 shareholders of record of the Company’s common stock. Cash dividends declared and paid totaled 11 cents per share for each quarter of fiscal year 2007 and 9.625 cents per share for each quarter of fiscal year 2006. Stock price comparison follows:

Fiscal Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

2007 High	$51.43	$50.93	$54.51	$54.58
2007 Low	46.86	42.47	48.33	48.67
2006 High	53.94	57.85	59.54	57.14
2006 Low	51.56	52.87	55.41	49.05

Item 6.  Selected Financial Data

The information for fiscal years 2003 through 2007 in the section entitled “Selected Financial Data” is incorporated herein by reference to Exhibit 13 and will be included in our 2007 Annual Report.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference to Exhibit 13 and will be included in our 2007 Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Market Risk” as well as Note 5 to the consolidated financial statements is incorporated herein by reference to Exhibit 13 and will be included in our 2007 Annual Report.

Item 8.  Financial Statements and Supplementary Data

The Consolidated Financial Statements and Notes thereto, together with the report of independent registered public accounting firm, are incorporated herein by reference to Exhibit 13 and will be included in our 2007 Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules

13a-15(e) and 15d -15(e)) as of the end of the period covered by the report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of April 27, 2007.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 27, 2007. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of April 27, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The sections entitled “Proposal 1 — Election of Directors — Directors and Nominees”, “Governance of Medtronic — Committees of the Board and Meetings”, “Governance of Medtronic — Audit Committee”, “Governance of Medtronic — Corporate Governance Committee”, and “Share Ownership Information — Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for our 2007 Annual Shareholders’ Meeting are incorporated herein by reference. See also “Executive Officers of Medtronic” on page 27 herein.

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

Item 11.  Executive Compensation

The sections entitled “Governance of Medtronic — Director Compensation”, “Governance of Medtronic — Compensation Committee — Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion and Analysis”, and “Executive Compensation” in our Proxy Statement for our 2007 Annual Shareholders’ Meeting are incorporated herein by reference. The section entitled “Compensation Committee Report” in our Proxy Statement for our 2007 Annual Shareholders’ Meeting is furnished herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The sections entitled “Share Ownership Information” and “Executive Compensation — Equity Compensation Plan Information” in our Proxy Statement for our 2007 Annual Shareholders’ Meeting are incorporated herein by reference.

Item 13.  Certain Relationships, Related Transactions and Director Independence

The sections entitled “Proposal 1 — Election of Directors — Certain Relationships and Related Transactions” and “Proposal 1 — Election of Directors — Director Independence” in our Proxy Statement for our 2007 Annual Shareholders’ Meeting are incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The sections entitled “Governance of Medtronic — Audit Committee — Audit Committee Pre-Approval Policies” and “Audit and Non-Audit Fees” in our Proxy Statement for our 2007 Annual Shareholders’ Meeting are incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)  1.   Financial Statements

The following report and consolidated financial statements are incorporated herein by reference in Item 8.

The sections entitled “Report of Independent Registered Public Accounting Firm” and “Consolidated Statements of Earnings” — years ended April 27, 2007, April 28, 2006, and April 29, 2005 are set forth in Exhibit 13 hereto and will be included in our 2007 Annual Report.

The section entitled “Consolidated Balance Sheets” — April 27, 2007 and April 28, 2006 is set forth in Exhibit 13 hereto and will be included in our 2007 Annual Report.

The section entitled “Consolidated Statements of Shareholders’ Equity” — years ended April 27, 2007, April 28, 2006, and April 29, 2005 is set forth in Exhibit 13 hereto and will be included in our 2007 Annual Report.

The section entitled “Consolidated Statements of Cash Flows” — years ended April 27, 2007, April 28, 2006, and April 29, 2005 is set forth in Exhibit 13 hereto and will be included in our 2007 Annual Report.

The section entitled “Notes to Consolidated Financial Statements” is set forth in Exhibit 13 hereto and will be included in our 2007 Annual Report.

2.         Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts — years ended April 27, 2007, April 28, 2006, and April 29, 2005 (set forth on page 43 of this report).

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or Notes thereto.

3.         Exhibits

3.1	Medtronic Restated Articles of Incorporation, as amended (Exhibit 3.1).(a)
3.2	Medtronic Bylaws, as amended to date (Exhibit 3.2).(b)
4.1	Rights Agreement, dated as of October 26, 2000, between Medtronic, Inc. and Wells Fargo Bank Minnesota, National Association, including as: Exhibit A thereto the form of Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Shares of Medtronic, Inc.; and Exhibit B the form of Preferred Stock Purchase Right Certificate (Exhibit 4.1).(c)
4.2	Indenture, dated as of September 11, 2001, between Medtronic, Inc. and Wells Fargo Bank Minnesota, N.A. (Exhibit 4.2).(d)

4.3	Credit Agreement ($1,000,000,000 Five Year Revolving Credit Facility) dated as of January 20, 2005, among Medtronic, Inc. as Borrower, certain of its subsidiaries as guarantors, Citicorp USA, Inc., as Administrative Agent and Bank of America, N.A. as Syndication Agent, and Citigroup Global Markets Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Book Managers (Exhibit 4.1).(e)
4.4	Form of Indenture between Medtronic, Inc. and Wells Fargo Bank, National Association (Exhibit 4.1).(f)
4.5	Indenture dated as of September 15, 2005 between the Company and Wells Fargo Bank, National Association, as Trustee, with respect to the 4.375% Senior Notes due 2010 and 4.750% Senior Notes due 2015 (including the Forms of Notes thereof) (Exhibit 4.1).(g)
4.6	Form of 4.375% Senior Notes, Series B due 2010 (Exhibit 4.2).(g)
4.7	Form of 4.750% Senior Notes, Series B due 2015 (Exhibit 4.3).(g)
4.8	Indentures by and between Medtronic, Inc. and Wells Fargo Bank, N.A., as trustee dated as of April 18, 2006 (including the Forms of Convertible Senior Notes thereof) (Exhibit 4.1).(h)
4.9	Credit Agreement dated as of December 20, 2006, among Medtronic, Inc., as Borrower, the Lenders party thereto, Bank of America N.A., as Issuing Bank, and Citicorp USA, Inc., as Administrative Agent, Issuing Bank and Swingline Lender (Exhibit 4.1).(i)
*10.1	1994 Stock Award Plan, as amended (Exhibit 10.1).(j)
*10.2	Medtronic Incentive Plan (Exhibit 10.2).(k)
*10.3	Executive Incentive Plan (Appendix C).(l)
*10.4	Form of Employment Agreement for Medtronic executive officers (Exhibit 10.5).(a)
*10.5	Capital Accumulation Plan Deferral Program, as restated October 19, 2005 generally effective January 1, 2005 (Exhibit 4.1).(m)
*10.6	Stock Option Replacement Program (Exhibit 10.8).(a)
*10.7	Medtronic, Inc. 1998 Outside Director Stock Compensation Plan (as amended and restated) (Appendix B).(n)
*10.8	Amendment effective October 25, 2001, regarding change in control provisions in the Management Incentive Plan (Exhibit 10.10).(j)
10.9	Indemnification Trust Agreement (Exhibit 10.11).(b)
10.10	Asset Purchase Agreement and Settlement Agreement among Medtronic, Inc., Medtronic Sofamor Danek, Inc., SDGI Holdings, Inc., Gary K. Michelson, M.D. and Karlin Technology, Inc. (Exhibit 10.13).(o)
*10.11	Form of Restricted Stock Award Agreement (Exhibit 10.3).(e)
*10.12	Form of Non-Qualified Stock Option Agreement 2003 Long-Term Incentive Plan (four year vesting) (Exhibit 10.1).(e)
*10.13	Form of Non-Qualified Stock Option Agreement 2003 Long-Term Incentive Plan (immediate vesting) (Exhibit 10.2).(e)
*10.14	Form of Initial Option Agreement under the Medtronic, Inc. 1998 Outside Director Stock Compensation Plan (Exhibit 10.17).(o)
*10.15	Form of Annual Option Agreement under the Medtronic, Inc. 1998 Outside Director Stock Compensation Plan (Exhibit 10.18).(o)
*10.16	Form of Replacement Option Agreement under the Medtronic, Inc. 1998 Outside Director Stock Compensation Plan (Exhibit 10.19).(o)
*10.17	Form of Restricted Stock Units Award Agreement 2003 Long-Term Incentive Plan (Exhibit 10.20).(o)

*10.18	Form of Performance Share Award Agreement 2003 Long-Term Incentive Plan (Exhibit 10.21).(o)
*10.19	Medtronic, Inc. Supplemental Executive Retirement Plan (as restated October 19, 2005 generally effective May 1, 2005) (Exhibit 10.2).(p)
10.20	Purchase Agreement by and among Medtronic, Inc. and the Initial Purchasers named therein dated as of April 12, 2006 (Exhibit 10.1).(h)
10.21	Registration Rights Agreement by and among Medtronic, Inc. and the other parties named therein dated as of April 18, 2006 (Exhibit 4.2).(h)
*10.22	2003 Long-Term Incentive Plan as Amended and Restated (Exhibit 10.22).(q)
*10.23	Form of Option Agreement under the 2003 Long-Term Incentive Plan effective June 22, 2006 (Exhibit 10.23).(q)
*10.24	Form of Restricted Stock Agreement under the 2003 Long-Term Incentive Plan effective June 22, 2006 (Exhibit 10.24).(q)
*10.25	Form of Restricted Stock Unit Agreement under the 2003 Long-Term Incentive Plan effective June 22, 2006 (Exhibit 10.25).(q)
*10.26	Form of Performance Award Agreement under the 2003 Long-Term Incentive Plan effective June 22, 2006 (Exhibit 10.26).(q)
10.27†	Form of Confirmations of Convertible Note Hedge related to Convertible Senior Notes issued on April 12, 2006, including Schedule thereto (Exhibit 10.27).(q)
10.28†	Form of Warrants issued on April 12, 2006, including Schedule thereto (Exhibit 10.28).(q)
10.29†	Form of Amendment issued on April 13, 2006 to Form of Warrants issued on April 12, 2006, including Schedule thereto (Exhibit 10.29).(q)
10.30	Amendment No. 1 dated September 5, 2006, to Indemnification Trust Agreement (Exhibit 10.1).(r)
*10.31	Summary of Compensation Arrangements for Named Executive Officers and Directors
12.1	Computation of ratio of earnings to fixed charges
13	This exhibit contains the information referenced under Part II, Items 5, 6, 7, 7A and 8
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
24	Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 27, 2001, filed with the Commission on July 26, 2001.
(b)	Incorporated herein by reference to the cited Exhibit in our Annual Report on Form 10-K for the year ended April 30, 2004, filed with the Commission on June 30, 2004.
(c)	Incorporated herein by reference to the cited exhibit in our Report on Form 8-A, including the exhibits thereto, filed with the Commission on November 3, 2000.

(d)	Incorporated herein by reference to the cited exhibit in our Report on Form 8-K/A, filed with the Commission on November 13, 2001.
(e)	Incorporated herein by reference to the cited Exhibit in our Quarterly Report on Form 10-Q for the quarter ended January 28, 2005, filed with the Commission on March 7, 2005.
(f)	Incorporated herein by reference to the cited Exhibit in our registration statement on Amendment No. 2 to Form S-4, filed with the Commission on January 10, 2005.
(g)	Incorporated herein by reference to the cited Exhibit in our Form S-4, filed with the Commission on December 6, 2005.
(h)	Incorporated herein by reference to the cited Exhibit in our Current Report on Form 8-K, filed with the Commission on April 18, 2006.
(i)	Incorporated herein by reference to the cited Exhibit in our Quarterly Report on Form 10-Q for the quarter ended January 26, 2007, filed with the Commission on March 6, 2007.
(j)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 26, 2002, filed with the Commission on July 19, 2002.
(k)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 25, 2003, filed with the Commission on July 14, 2003.
(l)	Incorporated herein by reference to the cited appendix to our 2003 Proxy Statement, filed with the Commission on July 28, 2003.
(m)	Incorporated herein by reference to the cited Exhibit in our Form S-8, filed with the Commission on November 21, 2005.
(n)	Incorporated herein by reference to the cited appendix to our 2005 Proxy Statement, filed with the Commission on July 21, 2005.
(o)	Incorporated herein by reference to the cited Exhibit in our Annual Report on Form 10-K for the year ended April 29, 2005, filed with the Commission on June 29, 2005.
(p)	Incorporated herein by reference to the cited Exhibit in our Quarterly Report on Form 10-Q for the quarter ended October 28, 2005, filed with the Commission on December 6, 2005.
(q)	Incorporated herein by reference to the cited Exhibit in our Annual Report on Form 10-K for the year ended April 28, 2006, filed with the Commission on June 28, 2006.
(r)	Incorporated herein by reference to the cited Exhibit in our Quarterly Report on Form 10-Q for the quarter ended October 27, 2006, filed with the Commission on December 5, 2006.

*Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

†Confidential treatment requested as to portions of the exhibit. Confidential portions omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDTRONIC, INC.

Dated: June 25, 2007	By:	/s/ Arthur D. Collins, Jr.
Arthur D. Collins, Jr. Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 25, 2007	By:	/s/ Arthur D. Collins, Jr.
Arthur D. Collins, Jr. Chairman of the Board and Chief Executive Officer
Dated: June 25, 2007	By:	/s/ Gary L. Ellis
Gary L. Ellis Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Directors
Richard Anderson Michael Bonsignore Arthur D. Collins, Jr. James Lenehan William Hawkins Denise M. O’Leary Robert C. Pozen Jean-Pierre Rosso Jack W. Schuler Gordon M. Sprenger

Terrance L. Carlson, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

Dated: June 25, 2007	By:	/s/ Terrance L. Carlson
Terrance L. Carlson Attorney-In-Fact Senior Vice President, General Counsel and Corporate Secretary

MEDTRONIC, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(dollars in millions)

	Balance at Beginning of Fiscal Year	Charges to Earnings	Other Changes (Debit) Credit		Balance at End of Fiscal Year

Allowance for doubtful accounts:
Year ended 4/27/07	$184	$31	$(59	)(a)	$160
			$4	(b)
Year ended 4/28/06	$175	$39	$(24	)(a)	$184
			$(6	)(b)
Year ended 4/29/05	$145	$43	$(20	)(a)	$175
			$7	(b)
(a)	Uncollectible accounts written off, less recoveries.
(b)	Reflects primarily the effects of foreign currency fluctuations.