Form 10-Q
period 2007-07-27
MEDTRONIC INC
filed 2007-09-05
CIK 64670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 27, 2007

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

Shares of common stock, $.10 par value, outstanding on August 30, 2007: 1,134,122,792

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDTRONIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended
	July 27, 2007	July 28, 2006
	(in millions, except per share data)
Net sales	$3,127	$2,897

Costs and expenses:
Cost of products sold	792	732
Research and development expense	300	299
Selling, general and administrative expense	1,096	984
Restructuring charges	14	—
Certain litigation charges	—	40
Purchased in-process research and development (IPR&D) charges	33	—
Other expense, net	57	66
Interest income, net	(44)	(39)
Total costs and expenses	2,248	2,082

Earnings before income taxes	879	815
Provision for income taxes	204	216

Net earnings	$675	$599

Earnings per share:

Basic	$0.59	$0.52
Diluted	$0.59	$0.51

Weighted average shares outstanding:

Basic	1,138.7	1,153.8
Diluted	1,153.1	1,164.8

Cash dividends declared per common share	$0.125	$0.110

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 27, 2007	April 27, 2007
	(in millions, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$873	$1,256
Short-term investments	1,940	1,822
Accounts receivable, less allowances of $161 and $160, respectively	2,760	2,737
Inventories	1,243	1,215
Deferred tax assets, net	401	405
Prepaid expenses and other current assets	451	483

Total current assets	7,668	7,918

Property, plant and equipment	4,428	4,309
Accumulated depreciation	(2,336)	(2,247)
Property, plant and equipment, net	2,092	2,062

Goodwill	4,331	4,327
Other intangible assets, net	1,419	1,433
Long-term investments	3,486	3,203
Long-term deferred tax assets, net	312	204
Other assets	352	365

Total assets	$19,660	$19,512

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$463	$509
Accounts payable	317	282
Accrued compensation	551	767
Accrued income taxes	—	350
Other accrued expenses	709	655

Total current liabilities	2,040	2,563

Long-term debt	5,576	5,578
Long-term accrued compensation	267	264
Long-term accrued income taxes	500	—
Other long-term liabilities	134	130

Total liabilities	8,517	8,535

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock— par value $1.00	—	—
Common stock— par value $0.10	114	114
Retained earnings	11,117	10,925
Accumulated other comprehensive loss	(88)	(62)

Total shareholders’ equity	11,143	10,977

Total liabilities and shareholders’ equity	$19,660	$19,512

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	July 27, 2007	July 28, 2006
	(in millions)
Operating Activities:
Net earnings	$675	$599
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	149	140
IPR&D charges	33	—
Provision for doubtful accounts	10	10
Deferred income taxes	40	(75)
Stock-based compensation	48	49
Excess tax benefit from exercise of stock-based awards	(12)	(7)
Change in operating assets and liabilities:
Accounts receivable	(23)	(25)
Inventories	(17)	(103)
Accounts payable and accrued liabilities	(76)	25
Other operating assets and liabilities	83	(33)

Net cash provided by operating activities	910	580

Investing Activities:
Acquisitions, net of cash acquired	(26)	(6)
Purchase of intellectual property	(33)	(8)
Additions to property, plant and equipment	(132)	(117)
Purchases of marketable securities	(1,921)	(4,197)
Sales and maturities of marketable securities	1,521	2,315
Other investing activities, net	(115)	(7)

Net cash used in investing activities	(706)	(2,020)

Financing Activities:
Change in short-term borrowings, net	(46)	(10)
Payments on long-term debt	(2)	(2)
Dividends to shareholders	(142)	(127)
Issuance of common stock	97	58
Excess tax benefit from exercise of stock-based awards	12	7
Repurchase of common stock	(500)	(99)

Net cash used in financing activities	(581)	(173)
Effect of exchange rate changes on cash and cash equivalents	(6)	15

Net change in cash and cash equivalents	(383)	(1,598)
Cash and cash equivalents at beginning of period	1,256	2,994

Cash and cash equivalents at end of period	$873	$1,396

Supplemental Cash Flow Information
Cash Paid For:
Income taxes	$130	$162
Interest	26	21

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Dollars in millions, except per share data

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial condition, and cash flows in conformity with accounting principles generally accepted in the U.S. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Medtronic, Inc. and its subsidiaries (Medtronic or the Company) for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 27, 2007.

Note 2 — New Accounting Pronouncements

Effective April 28, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48), which is an interpretation of the Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes” (SFAS No. 109). FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing that a benefit can not be recorded in the financial statements unless the tax position has a “more likely than not” chance of being sustained upon audit, based solely on the technical merits of the position. Once the “more likely than not” standard is met, the benefit is measured by determining the amount that is greater than 50 percent likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 11 for further information concerning the impact of adoption of FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. The Statement does not expand the use of fair value in any new circumstances and is effective, for the Company, beginning in the first quarter of fiscal year 2009. For certain types of financial instruments, SFAS No. 157 requires a limited form of retrospective transition, whereby the cumulative impact of the change in principle is recognized in the opening balance in retained earnings in the fiscal year of adoption. All other provisions of SFAS No. 157 will be applied prospectively beginning in the first quarter of fiscal year 2009. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158), which requires the recognition of an asset or liability for the funded status of defined benefit pension and other post-retirement benefit plans in the statement of financial position. The funded status recognition and certain disclosure provisions of SFAS No. 158 were adopted for the Company’s fiscal year ended April 27, 2007. See Notes 1 and 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 27, 2007 for the impact of this adoption. SFAS No. 158 also requires the consistent measurement of plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position effective for the Company’s fiscal year ending April 25, 2008. A select number of the Company’s plans, including the U.S. plans, currently have a January 31 measurement date. This standard will require the Company to change that measurement date to match the date of the Company’s fiscal year-end in fiscal year 2008. The Company does not expect a material impact on the financial condition for those plans in which the Company has not adopted the requirement to measure the plan assets and benefit obligations as of the date of the balance sheet.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will be effective for the Company at the beginning of fiscal year 2009. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have, but does not believe it will be material to the consolidated financial statements.

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities” (EITF No. 07-3). The FASB ratified the consensus reached by the EITF at its June 27, 2007 meeting. EITF No. 07-3 requires companies that are involved in research and development activities to defer nonrefundable advance payments for future research and development activities and to recognize those payments as goods and services are delivered. The Company will be required to assess on an ongoing basis whether or not the goods or services will be delivered and to expense the nonrefundable advance payments immediately if it determined that delivery is unlikely. EITF No. 07-3 is effective for new arrangements entered into subsequent to the beginning of the Com pany’s fiscal year 2009. The Company is currently evaluating the impact that the adoption of EITF No. 07-3 will have, but does not believe it will be material to the consolidated financial statements.

Note 3 — Acquisitions and IPR&D Charges

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

At the time of acquisition, the Company expects all acquired IPR&D will reach technological feasibility, but there can be no assurance that the commercial viability of these products will actually be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing, and conducting clinical trials necessary to obtain regulatory approvals. The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, delay or failure to obtain required market clearances, and patent issuance, validity and litigation, if any. If commercial viability were not achieved, the Company would likely look to other alternatives to provide these therapies.

Pending Acquisition

On July 27, 2007 the Company and Kyphon Inc. (Kyphon) announced the signing of a definitive merger agreement under which the Company will acquire all of the outstanding shares of Kyphon for $71 per share in cash. Total consideration for the transaction is expected to be approximately $3,600, which does not include the assumption of Kyphon debt ($401 as of June 30, 2007) or additional consideration due to the shareholders of Disc-O-Tech Medical Technologies Ltd. and St. Francis Medical Technologies, Inc. under previously signed Kyphon transactions. Kyphon develops and markets medical devices designed to restore and preserve spinal function and diagnose the source of low back pain using minimally invasive technologies. It is expected that the acquisition of Kyphon will help accelerate the growth of the Company’s existing Spinal business by extending its product offerings into some of the fastest growing product segments and enabling the Company to provide physicians with a broader range of therapies for use at all stages of the care continuum. Completion of the transaction is subject to customary closing conditions, including approval by antitrust regulators as well as Kyphon shareholders. For additional information, see the Current Report on Form 8-K filed on July 30, 2007 which includes the Agreement and Plan of Merger. The Company expects to complete the transaction in the first calendar quarter of 2008.

Acquisitions and IPR&D Charges

On June 25, 2007, the Company exercised a purchase option and acquired substantially all of the O-arm Imaging System (O-arm) assets of Breakaway Imaging, LLC (Breakaway), a privately held company based in Littleton, Massachusetts. Prior to the acquisition, the Company had the exclusive rights to distribute and market the O-arm. The O-arm provides multi-dimensional surgical imaging for use in spinal and orthopedic surgical procedures. The acquisition is expected to bring the O-arm into a broad portfolio of image guided surgical solutions within the Corporate Technologies and New Ventures business of the Company. Total consideration for Breakaway was approximately $26 in cash, subject to purchase price increases, which would be triggered by the achievement of certain milestones.

In connection with the acquisition of Breakaway, the Company acquired $22 of technology-based intangible assets that have an estimated useful life of 15 years, $1 of tangible assets, and $3 of goodwill. The goodwill was assigned entirely to the Corporate Technologies and New Ventures operating segment and is deductible for tax purposes. The pro forma impact of the acquisition of Breakaway was not significant to the results of the Company for the three months ended July 27, 2007 and July 28, 2006.

Additionally, during the first quarter of fiscal year 2008, the Company recorded IPR&D charges of $25 related to a milestone payment under the existing terms of a royalty bearing, non-exclusive patent cross-licensing agreement with NeuroPace, Inc. and $8 for unrelated purchases of certain intellectual property. These payments were expensed as IPR&D since technological feasibility of the underlying projects had not yet been reached and such technology has no future alternative use.

On July 25, 2006, the Company acquired substantially all of the assets of Odin Medical Technologies, LTD (Odin), a privately held company. Prior to the acquisition, the Company had an equity investment in Odin, which was accounted for under the cost method of accounting. Odin focused on the manufacture of the PoleStar intra-operative Magnetic Resonance Image (iMRI)-Guidance System which was already exclusively distributed by the Company. This acquisition is expected to help further drive the acceptance of iMRI guidance in neurosurgery.

The consideration for Odin was approximately $21, which included $6 in upfront cash and a $2 milestone payment made during the second quarter of fiscal year 2007. The $8 in net cash paid resulted from the $21 in consideration less the value of the Company’s prior investment in Odin and Odin’s then existing cash balance.

In connection with the acquisition of Odin, the Company acquired $9 of technology-based intangible assets that had an estimated useful life of 12 years at the time of acquisition. Goodwill of $12 related to the acquisition was allocated between the Spinal and Corporate Technologies and New Ventures operating segments. This goodwill is deductible for tax purposes.

The results of operations related to Odin have been included in the Company’s condensed consolidated statements of earnings since the date of the acquisition. The pro forma impact of Odin was not significant to the results of the Company for the three months ended July 28, 2006.

There were no IPR&D charges during the three months ended July 28, 2006.

Contingent Consideration

Certain of the Company’s business combinations involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. While it is not certain if and/or when these payments will be made, the Company has developed an estimate of the potential contingent consideration for each of its acquisitions with an outstanding potential obligation. At July 27, 2007, the estimated potential amount of future contingent consideration that the Company is expected to make associated with all business combinations is approximately $87. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2009 to 2016 in order for the consideration to be paid.

Note 4 — Certain Litigation Charges

The Company classifies settlements or judgments from material litigation as certain litigation charges. There were no certain litigation charges during the three months ended July 27, 2007.

During the three months ended July 28, 2006, the Company reached a settlement agreement with the United States Department of Justice which requires the government to obtain dismissal of the two qui tam civil suits and is conditioned upon such dismissal being obtained. To resolve the matter, Medtronic has entered into a five-year corporate integrity agreement effective upon dismissal of the two suits that further strengthens its employee training and compliance systems surrounding sales and marketing practices. The settlement agreement also reflects Medtronic’s assertion that the Company and its current employees have not engaged in any wrongdoing or illegal activity. Medtronic also agreed to pay $40 pending dismissal of the related lawsuits, and recorded an expense in that amount in the first quarter of fiscal year 2007.

Note 5 — Restructuring Charges

In the fourth quarter of fiscal year 2007, the Company recorded a $36 restructuring charge, which consisted of employee termination costs of $28 and asset write-downs of $8. These initiatives were designed to drive manufacturing efficiencies in the Company’s CardioVascular business, downsize the Physio-Control business due to the Company’s voluntary suspension of U.S. shipments, and rebalance resources within the Cardiac Rhythm Disease Management (CRDM) business in response to current market dynamics. The employee termination costs related to severance and the associated costs of continued medical benefits and outplacement services. The asset write-downs consisted of a $5 charge for inventory write-downs, and a $3 charge for non-inventory asset write-downs.

In the first quarter of fiscal year 2008, the Company incurred $14 of additional charges related to its restructuring initiatives that began in the fourth quarter of fiscal year 2007. The Company recognized expense associated with compensation provided to employees whose employment terminated with the Company in the first quarter of fiscal year 2008 as part of the restructuring initiatives.

These incremental costs were not accrued in fiscal year 2007 because these benefits had not yet been communicated to the impacted employees. Included in the total $14 restructuring charge is $4 of incremental defined benefit pension and post-retirement related expense for those employees who accepted early retirement packages. These costs are not included in the table summarizing restructuring costs below. For further discussion, see Note 15. The Company has identified approximately 900 positions for elimination which will be achieved through early retirement packages offered to employees, voluntary separation, and involuntary separation, as necessary. Of the positions identified, 349 have been eliminated as of July 27, 2007. The restructuring initiatives are scheduled to be completed by the end of fiscal year 2008.

A summary of the activity related to the restructuring initiatives is presented below:

	Employee Termination Costs	Asset Write- downs	Total
Balance at April 28, 2006	$—	$—	$—
Restructuring charges	28	8	36
Payments/write-downs	(5)	(8)	(13)
Balance at April 27, 2007	23	—	23
Restructuring charges	10	—	10
Payments/write-downs	(14)	—	(14)
Balance at July 27, 2007	$19	$—	$19

There were no restructuring charges during the three months ended July 28, 2006.

Note 6 — Financing Arrangements

Senior Convertible Notes

In April 2006, the Company issued $2,200 of 1.500 percent Senior Convertible Notes due 2011 and $2,200 of 1.625 percent Senior Convertible Notes due 2013 (collectively, the Senior Convertible Notes). The Senior Convertible Notes were issued at par and pay interest in cash semi-annually in arrears on April 15 and October 15 of each year. The Senior Convertible Notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness. The Senior Convertible Notes had an initial conversion price of $56.14 per share. The Senior Convertible Notes may only be converted: (i) during any calendar quarter if the closing price of the Company’s common stock reaches 140 percent of the conversion price for 20 trading days during a specified period, or (ii) if specified distributions to holders of the Company’s common stock are made or specified corporate transactions occur, or (iii) during the last month prior to maturity of the applicable notes. Upon conversion, a holder would receive: (i) cash equal to the lesser of the principal amount of the note or the conversion value and (ii) to the extent the conversion value exceeds the principal amount of the note, shares of the Company’s common stock, cash, or a combination of common stock and cash, at the Company’s option. In addition, upon a change in control, as defined, the holders may require the Company to purchase for cash all or a portion of their notes for 100 percent of the principal amount of the notes plus accrued and unpaid interest, if any, plus a number of additional make-whole shares of the Company’s common stock, as set forth in the applicable indenture. The indentures under which the Senior Convertible Notes were issued contain customary covenants. A total of $2,500 of the net proceeds from these note issuances were used to repurchase common stock. In April 2007, pursuant to provisions in the indentures relating to the Company’s increase of its quarterly dividend to shareholders, the conversion rates for each of the Senior Convertible Notes changed from 17.8113 to 17.8315, which correspondingly changed the conversion price per share for each of the Senior Convertible Notes from $56.14 to $56.08.

Under EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF No. 00-19), the notes are accounted for similar to traditional convertible debt (that is, as a combined instrument) because the conversion spread meets the requirements of EITF No. 00-19, including the provisions contained in paragraphs 12–32 of EITF No. 00-19. Accordingly, the “conversion spread” is not separated as a derivative.

Concurrent with the issuance of the Senior Convertible Notes, the Company purchased call options on its common stock in private transactions. The call options allow the Company to receive shares of the Company’s common stock and/or cash from counterparties equal to the amounts of common stock and/or cash related to the excess conversion value that it would pay to the holders of the Senior Convertible Notes upon conversion. These call options will terminate upon the earlier of the maturity dates of the related Senior Convertible Notes or the first day all of the related Senior Convertible Notes are no longer outstanding due to conversion or otherwise. The call options, which cost an aggregate $1,075 ($699 net of tax benefit), were recorded as a reduction of shareholders’ equity.

In separate transactions, the Company sold warrants to issue shares of the Company’s common stock at an exercise price of $76.56 per share in private transactions. Pursuant to these transactions, warrants for 41 million shares of the Company’s common stock may be settled over a specified period beginning in July 2011 and warrants for 41 million shares of the Company’s common stock may be settled over a specified period beginning in July 2013 (the “settlement dates”). If the average price of the Company’s common stock during a defined period ending on or about the respective settlement dates exceeds the exercise price of the warrants, the warrants will be settled in shares of the Company’s common stock. Proceeds received from the issuance of the warrants totaled approximately $517 and were recorded as an addition to shareholders’ equity. In April 2007, certain of the holders requested adjustment to the exercise price of the warrants from $76.56 to $76.47 pursuant to the provisions of the warrants relating to our payment of dividends to common shareholders.

EITF No. 00-19 provides that contracts are initially classified as equity if (1) the Contract requires physical settlement or net-share settlement, or (2) the Contract gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The settlement terms of the Company’s purchased call options and sold warrant contracts provide for net cash settlement for the particular contract or net share settlement, depending on the method of settlement, as discussed above, which is at the option of Medtronic. Based on the guidance from EITF No. 00-19 and SFAS No. 133, “Accounting for Derivative and Hedging Activities”, the purchased call option contracts were recorded as a reduction of equity and the warrants were recorded as an addition to equity as of the trade date. SFAS No. 133 states that a reporting entity shall not consider contracts to be derivative instruments if the contract issued or held by the reporting entity is both indexed to its own stock and classified in shareholders’ equity in its statement of financial position. The Company concluded the purchased call option contracts and the warrant contracts should be accounted for in shareholders’ equity.

Senior Notes

In September 2005, the Company issued two tranches of Senior Notes with the aggregate face value of $1,000. The first tranche consisted of $400 of 4.375 percent Senior Notes due 2010 and the second tranche consisted of $600 of 4.750 percent Senior Notes due 2015. Each tranche was issued at a discount which resulted in an effective interest rate of 4.433 percent and 4.760 percent for the five and ten year Senior Notes, respectively. Interest on each series of Senior Notes is payable semi-annually, on March 15 and September 15 of each year. The Senior Notes are unsecured unsubordinated obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which Senior Notes were issued contain customary covenants. The Company used the net proceeds from the sale of the Senior Notes for repayment of a portion of its commercial paper.

In November 2005, the Company entered into a five year interest rate swap agreement with a notional amount of $200. This interest rate swap agreement was designated as a fair value hedge of the changes in fair value of a portion of the Company’s fixed-rate $400 Senior Notes due 2010. The Company pays variable interest equal to the three-month London Interbank Offered Rate (LIBOR) minus 55 basis points and it receives a fixed interest rate of 4.375 percent.

In June 2007, the Company entered into an eight year interest rate swap agreement with a notional amount of $300. This interest rate swap agreement was designated as a fair value hedge of the changes in fair value of a portion of the Company’s fixed-rate $600 Senior Notes due 2015. The Company pays variable interest equal to the three-month London Interbank Offered Rate (LIBOR) minus 90 basis points and it receives a fixed interest rate of 4.750 percent.

Contingent Convertible Debentures

In September 2001, the Company completed a $2,013 private placement of 1.250 percent Contingent Convertible Debentures due September 2021 (Old Debentures). Interest is payable semi-annually. Each Old Debenture is convertible into shares of common stock at an initial conversion price of $61.81 per share; however, the Old Debentures are not convertible before their final maturity unless the closing price of our common stock reaches 110 percent of the conversion price for 20 trading days during a consecutive 30 trading day period. In September 2002 and 2004, as a result of certain holders of the Old Debentures exercising their put options, the Company repurchased $39 and $1, respectively, of the Old Debentures for cash. On January 24, 2005, the Company completed an exchange offer whereby holders of approximately $1,930 of the total principal amount of the Old Debentures exchanged their existing securities for an equal principal amount of 1.250 percent Contingent Convertible Debentures, Series B due 2021 (New Debentures), as described below. Following the completion of the exchange offer, the Company repurchased approximately $2 of the Old Debentures for cash.

The terms of the New Debentures are consistent with the terms of the Old Debentures noted above, except that: (i) the New Debentures require the Company to settle all conversions for a combination of cash and shares of our common stock, if any, in lieu of only shares. Upon conversion of the New Debentures the Company will pay holders cash equal to the lesser of the principal amount of the New Debentures or their conversion value, and shares of the Company’s common stock to the extent the conversion value exceeds the principal amount of the New Debentures; and (ii) the New Debentures require the Company to pay only cash (in lieu of shares of the Company’s common stock or a combination of cash and shares of our common stock) when the Company repurchases the New Debentures at the option of the holder or when the Company repurchases the New Debentures in connection with a change of control.

In September 2006, as a result of certain holders of the New Debentures and Old Debentures exercising their put options, the Company repurchased $1,835 of the New Debentures for cash and $42 of the Old Debentures for cash. The Company may be required to repurchase the remaining debentures at the option of the holders in September 2008, 2011, or 2016. Twelve months prior to the put options becoming exercisable, the remaining balance of the New Debentures and the Old Debentures will be classified as short-term borrowings. At each balance sheet date without a put option within the subsequent four quarters, the remaining balance will be classified as long-term debt. Accordingly, during the second quarter of fiscal year 2007, $93 of New Debentures and $1 of the Old Debentures were reclassified from short-term borrowings to long-term debt as a result of the September 2006 put option expiring. For put options exercised by the holders of the New Debentures and the Old Debentures, the purchase price is equal to the principal amount of the applicable debenture plus any accrued and unpaid interest thereon to the repurchase date. If the put option is exercised, the Company will pay holders the repurchase price solely in cash (or, for the Old Debentures, in cash or stock at our option). As of July 27, 2007, approximately $93 aggregate principal amount of New Debentures remain outstanding and approximately $1 aggregate principal amount of Old Debentures remain outstanding. The Company can redeem the debentures for cash at any time.

Commercial Paper

The Company maintains a commercial paper program that allows the Company to have a maximum of $2,250 in commercial paper outstanding, with maturities up to 364 days from the date of issuance. At both July 27, 2007 and April 27, 2007, outstanding commercial paper totaled $249. During the three months ended July 27, 2007, the weighted average original maturity of the commercial paper outstanding was approximately 31 days, and the weighted average interest rate was 5.30 percent. The issuance of commercial paper reduces the amount of credit available under our existing lines of credit.

Lines of Credit

The Company has existing lines of credit of approximately $2,429 with various banks at July 27, 2007. The existing lines of credit include a five-year $1,750 syndicated credit facility dated December 20, 2006 (Credit Facility), which provides backup funding for our $2,250 commercial paper program and may also be used for general corporate purposes.

The Credit Facility provides the Company with the ability to increase its capacity by an additional $500 at any time during the life of the five-year term of the agreement. The Company can also request the extension of the Credit Facility maturity date for one additional year, at the first and second anniversary of the date of this facility.

Interest rates on these borrowings are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. Facility fees are payable on the credit facilities and are determined in the same manner as the interest rates.

Note 7 — Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	July 27, 2007	April 27, 2007
Finished goods	$764	$753
Work in process	221	209
Raw materials	258	253
Total	$1,243	$1,215

Note 8 — Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended July 27, 2007 are as follows:

July 27, 2007
Balance at April 27, 2007	$4,327
Goodwill as a result of acquisitions	3
Currency adjustment, net	1
Balance at July 27, 2007	$4,331

Intangible assets, excluding goodwill, as of July 27, 2007 and April 27, 2007 are as follows:

	Purchased Technology and Patents	Trademarks and Tradenames	Other	Total
As of July 27, 2007:
Amortizable intangible assets
Original cost	$1,784	$265	$217	$2,266
Accumulated amortization	(550)	(157)	(140)	(847)
Carrying value	$1,234	$108	$77	$1,419

As of April 27, 2007:
Amortizable intangible assets
Original cost	$1,754	$265	$217	$2,236
Accumulated amortization	(519)	(150)	(134)	(803)
Carrying value	$1,235	$115	$83	$1,433

Amortization expense for the three months ended July 27, 2007 and July 28, 2006 was $43 and $45, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets is as follows:

Fiscal Year	Amortization Expense
Remaining 2008	$125
2009	162
2010	157
2011	145
2012	116
Thereafter	714
$1,419

Note 9 — Warranty Obligation

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

Changes in the Company’s product warranties during the three months ended July 27, 2007 and July 28, 2006 consisted of the following:

	Three Months Ended
	July 27, 2007	July 28, 2006
Balance at the beginning of the period	$34	$41
Warranty claims provision	7	6
Settlements made	(5)	(11)
Balance at the end of the period	$36	$36

Note 10 — Interest Income, net

Interest income and interest expense for the three months ended July 27, 2007 is as follows:

	Three months ended
	July 27, 2007	July 28, 2006
Interest income	$(97)	$(93)
Interest expense	53	54
Interest income, net	$(44)	$(39)

Note 11 — Income Taxes

Effective as of April 28, 2007, we adopted the provisions of FIN No. 48. As a result of the implementation of FIN No. 48, we recognized a $1 decrease in our existing liabilities for uncertain tax positions which has been recorded as an increase to the opening balance of retained earnings. At the adoption date, the Company had $408 of gross unrecognized tax benefits and $89 of accrued interest and penalties. If all of the Company’s unrecognized tax benefits were recognized, approximately $387 would impact the Company’s effective tax rate. The Company has recorded the FIN No. 48 liability as a long-term liability as it does not expect significant payments to occur or the total amount of unrecognized tax benefits to change significantly over the next 12 months. The Company will continue to recognize interest and penalties related to income tax matters in income tax expense and record the liability in the current or long-term income taxes payable, as appropriate.

Tax audits associated with the allocation of income, and other complex issues, may require an extended period of time to resolve and may result in income tax adjustments if changes to our allocation are required between jurisdictions with different tax rates. Tax authorities periodically review our tax returns and propose adjustments to our tax filings. Tax years settled with the IRS remain open for foreign tax audits and competent authority proceedings. Competent authority proceedings are a means to resolve intercompany pricing disagreements between countries.

The IRS has finalized its audits with the Company for all years through fiscal year 1996. The IRS has issued its audit reports for fiscal years 1997 through 2004. The Company has reached agreement with the IRS on all significant issues for fiscal years 1997 through 2004, except for an issue related to the allocation of income between Medtronic, Inc., and its wholly owned subsidiary in Switzerland. The unresolved issues from the fiscal years 1997 through 2004 tax audits and tax positions taken by the IRS or foreign tax authorities, with respect to potential issues on future tax audits could have a material impact on our effective tax rate in future periods. The Company continues to believe that it has meritorious defenses for its tax filings and will vigorously defend them through litigation in the courts, if necessary. The Company believes it has provided for probable liabilities resulting from tax assessments by taxing authorities.

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

Presented below is a reconciliation between basic and diluted earnings per share:

	Three months ended
(shares in millions)	July 27, 2007	July 28, 2006
Numerator:
Net earnings	$675	$599
Denominator:
Basic – weighted average shares outstanding	1,138.7	1,153.8
Effect of dilutive securities:
Employee stock options	11.9	8.8
Shares issuable upon conversion of Contingent Convertible Debentures	—	0.7
Other	2.5	1.5
Diluted – weighted average shares outstanding	1,153.1	1,164.8

Basic earnings per share	$0.59	$0.52
Diluted earnings per share	$0.59	$0.51

The calculation of weighted average diluted shares outstanding excludes options for approximately 15 million and 38 million common shares for the three months ended July 27, 2007 and July 28, 2006, respectively, as the exercise price of those options was greater than the average market price for the period, resulting in an anti-dilutive effect on diluted earnings per share.

Note 13 — Comprehensive Income and Accumulated Other Non-Owner Changes in Equity

In addition to net earnings, comprehensive income includes changes in foreign currency translation adjustments (including the change in current exchange rates, or spot rates, of net investment hedges), unrealized gains/(losses) on foreign exchange derivative contracts qualifying and designated as cash flow hedges, defined benefit pension and post-retirement plan adjustments, and unrealized gains/(losses) on available-for-sale marketable securities. Comprehensive income for the three months ended July 27, 2007 and July 28, 2006 was $649 and $625, respectively.

Presented below is a summary of activity for each component of accumulated other non-owner changes in equity:

	Cumulative Translation Adjustments	Net Unrealized Gain/(Loss) on Foreign Exchange Derivatives	Defined Benefit Pension & Post-Retirement Plan Adjustments	Unrealized Gain/(Loss) on Investments	Accumulated Other Comprehensive (Loss)/Income
Balance April 27, 2007	$195	$(55)	$(209)	$6	$(62)
Period Change	14	(32)	3	(11)	(26)
Balance July 27, 2007	$209	$(87)	$(206)	$(5)	$(88)

Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to our non-U.S. subsidiaries, which are considered permanent in nature. The tax benefit on the unrealized loss on foreign exchange derivatives for the three months ended July 27, 2007 was $18. The tax benefit on the unrealized loss on investments for the three months ended July 27, 2007 was $7. The tax benefit on the defined benefit pension and post-retirement plan adjustments was not material for the three months ended July 27, 2007.

Note 14 — Stock-Based Compensation

In fiscal year 2007, the Company adopted FASB SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)) which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and superseded Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. Under the fair value recognition provisions of SFAS No. 123(R), the Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period. The Company elected the modified-prospective method of adopting SFAS No. 123(R), under which prior periods were not retroactively restated. The provisions of SFAS No. 123(R) apply to awards granted after the April 29, 2006 effective date. Stock-based compensation expense for the non-vested portion of awards granted prior to the effective date is being recognized over the remaining service period using the fair-value based compensation cost estimated for SFAS No. 123 pro forma disclosures. Total stock-based compensation expense included in our statement of earnings for the three months ended July 27, 2007 and July 28, 2006 was $48 and $49, respectively.

The following table presents the components and classification of stock-based compensation expense recognized for the three months ended July 27, 2007 and July 28, 2006, respectively:

	Three months ended July 27, 2007	Three months ended July 28, 2006
Stock options	$30	$39
Restricted stock awards	13	6
Employee stock purchase plan	5	4
Total stock-based compensation expense	$48	$49

Cost of sales	$6	$6
Research and development expense	12	11
Selling, general and administrative expense	30	32
Total stock-based compensation expense	$48	$49

Note 15— Retirement Benefit Plans

The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), defined contribution savings plans, post-retirement medical plans (post-retirement benefits), and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the pension and post-retirement medical plans include the following components for the three months ended July 27, 2007 and July 28, 2006:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Three months ended		Three months ended		Three months ended
	July 27, 2007	July 28, 2006	July 27, 2007	July 28, 2006	July 27, 2007	July 28, 2006
Service cost	$18	$16	$8	$7	$4	$3
Interest cost	13	11	4	3	3	3
Expected return on plan assets	(21)	(18)	(5)	(3)	(3)	(2)
Recognized actuarial loss	3	4	1	—	1	—
Net periodic benefit cost	13	13	8	7	5	4
Special termination benefits	3	—	—	—	1	—
Total Cost for Period	$16	$13	$8	$7	$6	$4

As a result of the restructuring initiative that began in the fourth quarter of fiscal year 2007, the Company has recognized special termination benefits in the three months ended July 27, 2007 related to employees electing to accept early retirement packages provided under the restructuring initiatives. The incremental expense from these special termination benefits is reflected in the table above.

Note 16 — Contingencies

The Company is involved in a number of legal actions. The outcomes of these legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, which, if granted, could require significant expenditures or result in lost revenues. In accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5), the Company records a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. If a loss is possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. While it is not possible to predict the outcome for the actions discussed below and the Company believes that it has meritorious defenses against these matters, it is possible that costs associated with them could have a material adverse impact on the Company’s consolidated earnings, financial condition or cash flows.

On October 6, 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson (J&J), filed suit in U.S. District Court for the District of Delaware against Arterial Vascular Engineering, Inc., which Medtronic acquired in January 1999 and which is now known as Medtronic Vascular, Inc. (Medtronic Vascular). The suit alleged that Medtronic Vascular’s modular stents infringe certain patents owned by Cordis. Boston Scientific Corporation is also a defendant in this suit. On December 22, 2000, a jury rendered a verdict that Medtronic Vascular’s previously marketed MicroStent and GFX stents infringed valid claims of two Cordis patents and awarded damages to Cordis totaling approximately $270. On March 28, 2002, the District Court entered an order in favor of Medtronic Vascular, deciding as a matter of law that Medtronic Vascular’s MicroStent and GFX stents did not infringe the patents. Cordis appealed, and on August 12, 2003, the U.S. Court of Appeals for the Federal Circuit reversed the District Court’s decision and remanded the case to the District Court for further proceedings. The District Court thereafter issued a new patent claim construction and a new trial was held in March 2005. On March 14, 2005, the jury found that the previously marketed MicroStent and GFX stent products infringed valid claims of Cordis’ patents. On March 27, 2006, the District Court denied post-trial motions filed by the parties, including Cordis’ motion to reinstate the previous damages award. On April 26, 2006, Medtronic filed its Notice of Appeal of the judgment of infringement. Briefing of the appeal was completed in March 2007. The Federal Circuit hearing date has not yet been set. The District Court has deferred any hearing on damages issues until after the U.S. Court of Appeals for the Federal Circuit resolves the appeal on the finding of liability. On February 23, 2007, the United States Patent and Trademark Office (USPTO) granted a request for reexamination of the claims of the patent at issue in the above proceedings. Until that reexamination is concluded, its impact remains unknown. Medtronic has not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

On December 24, 1997, Abbott Cardiovascular Systems Inc. (ACS), a subsidiary of Abbott Laboratories, sued Medtronic Vascular in U.S. District Court for the Northern District of California alleging that certain models of Medtronic Vascular’s stents infringe the Lau stent patents held by ACS, and seeking injunctive relief and monetary damages. Medtronic Vascular denies infringement. In February 2005, following trial, a jury determined that the ACS Lau stent patents were valid and that Medtronic’s Driver, GFX, MicroStent, S540, S660, S670, Bestent2 and S7 stents infringe those patents. Medtronic Vascular made numerous post-trial motions challenging the jury’s verdict of infringement and validity. On March 30, 2007, the District Court denied the motions, and on April 24, 2007, the District Court decided that the patents were enforceable. The District Court entered Judgment in favor of ACS and against Medtronic Vascular on the issues of validity, infringement and enforceability of the Lau patents in May 2007. ACS filed a motion for injunction in the District Court on June 29, 2007. Medtronic filed its motion to stay ACS’s motion for an injunction on July 6, 2007, pending arbitration under a 2002 Abbott/Medtronic agreement providing Medtronic with a License that Medtronic asserts precludes the ACS injunction motion. On August 6, 2007, the Delaware District Court granted Medtronic’s Motion to Stay, in part, permitting arbitration to proceed on Medtronic’s assertion that it has a license to practice the Lau patents in its Endeavor stent. The Court also set a schedule for hearing Abbott’s motion for an injunction on Medtronic’s bare metal stents, but has not set a hearing date. Medtronic will appeal the May 2007 Judgment when the District Court resolves all issues relating to ACS’s injunction motion. Issues of damages have been bifurcated from the liability phase of the proceedings. Previously in August 2005, the Court had issued an order continuing a stay of any further proceedings on the questions of damages or willfulness. On May 18, 2007, the District Court confirmed that it would not hold a trial on damage issues until the U.S. Court of Appeals for the Federal Circuit has reviewed the underlying liability issues concerning alleged infringement, invalidity and inequitable conduct. In response to Medtronic’s Request for Reexamination for each of the four Lau patents, in December 2006, the USPTO issued an “office action” finding that the claims which Medtronic products were previously found to have infringed were not patentable. The patent holder will now have an opportunity to challenge the USPTO’s office action in further proceedings in the reexamination. Until this reexamination is concluded, its potential impact upon the claims relating to the Lau patents in the above proceeding remains unknown. The Company has not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

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

On January 26, 2001, DePuy Spine (formerly DePuy/AcroMed), a subsidiary of J&J, and Biedermann Motech GMBH (collectively, “DePuy”) filed suit in U.S. District Court for the District of Massachusetts alleging that Medtronic’s subsidiary, Medtronic Sofamor Danek USA, Inc. (MSD), was infringing a patent relating to a design for a thoracolumbar multi-axial screw (MAS). DePuy subsequently supplemented its allegations to claim that MSD’s M10, M8 and Vertex screws infringe the patent. On April 17, 2003 and February 26, 2004, the District Court ruled on summary judgment that the M10, M8 and Vertex screws do not infringe. On October 1, 2004, a jury found that MAS screws, which MSD no longer sells in the U.S., infringe under the doctrine of equivalents. The jury awarded damages of $21 and on February 9, 2005, the Court entered judgment against MSD, including prejudgment interest, in the aggregate amount of $24. In the third quarter of fiscal year 2005, the Company recorded an expense equal to the $24 judgment in the matter. DePuy appealed the Court’s decisions that the M10, M8 and Vertex screws do not infringe, and MSD appealed the jury’s verdict that the MAS screws infringe valid claims of the patent. On November 20, 2006, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the District Court that the M10 and M8 screws do not infringe, affirmed the jury’s verdict and damage award on the MAS screws, affirmed the decision that the Vertex screws do not literally infringe, but remanded the case, ruling that there is a triable issue of fact as to whether the Vertex screws infringe under the doctrine of equivalents. On remand, DePuy has further supplemented its allegations to claim that the Vertex and Vertex MAX screw products infringe. Trial is scheduled for September 10, 2007. On March 20, 2007, the District Court declined to stay execution of the judgment relating to the MAS product. On March 30, 2007, the judgment plus accrued interest was paid under protest. On April 27, 2007, MSD filed a petition for a writ of certiorari seeking review of the decision of the Federal Circuit with respect to the Vertex screw. On May 30, 2007, the USPTO ordered reexamination of the patent. The District Court has declined to stay the trial pending completion of the reexamination process. Until the reexamination is concluded, its potential impact on the remaining claims in the proceedings remains unknown. The Company has not recorded any additional expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

On May 2, 2003, Cross Medical Products, Inc. (Cross) sued MSD in the U.S. District Court for the Central District of California. The suit alleges that MSD’s CD HORIZON, Vertex and Crosslink products infringe certain patents owned by Cross. MSD has countered that Cross’ cervical plate products infringe certain patents of MSD, and Cross has filed a reply alleging that certain MSD cervical plate products infringe certain patents of Cross. On May 19, 2004, the Court found that the MAS, Vertex, M8, M10, CD HORIZON SEXTANT and CD HORIZON LEGACY screw products infringe one Cross patent. A hearing on the validity of that patent was held on July 12, 2004, after which the District Court ruled that the patents were valid. Cross made a motion for permanent injunction on the multi-axial screw products, which the District Court granted on September 20, 2004, but stayed the effect of the injunction until January 3, 2005. MSD requested an expedited appeal of the ruling and the U.S. Court of Appeals for the Federal Circuit granted the request. On September 30, 2005, the Federal Circuit vacated the injunction, modified the trial court’s claim construction rulings, and remanded the matter for trial in the District Court. The Federal Circuit awarded costs to Medtronic on the appeal. In April 2005, the District Court ruled invalid certain claims in the patents Cross asserted against MSD’s Crosslink and cervical plate products. The Court also ruled that Cross’ cervical plate products infringe MSD’s valid patents and that MSD’s redesigned pedicle screw products infringe one claim of one of the patents owned by Cross. Cross thereafter moved for an injunction against the redesigned screw products, which the District Court granted on May 24, 2005. The District Court then stayed the effectiveness of the injunction until August 22, 2005. On July 27, 2005, the U.S. Court of Appeals for the Federal Circuit granted MSD’s motion to stay the District Court’s injunction pending a full hearing on the appeal. On March 20, 2007, the Federal Circuit ruled that MSD’s current multi-axial screw products do not infringe any claim of Cross’ patent and vacated the District Court’s injunction, which had already been stayed. The remaining issues in the case will now be decided in the U.S. District Court for the Central District of California, which has scheduled a trial for February 12, 2008. The Company has not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5. Separately, on February 1, 2006, MSD filed a lawsuit against Biomet Inc., the corporate parent of Cross (Biomet) and its subsidiary EBI Spine, L.P., for patent infringement. The suit, which involves seven Medtronic patents and seeks injunctive relief and monetary damages, was filed in the U.S. District Court for the District of New Jersey. Three of the patents were purchased by Medtronic from Michelson and involve single-lock anterior cervical plating systems used in cervical spinal fusions. Medtronic claims that a cervical plate marketed by Biomet under the trade name VueLock Anterior Cervical Plate System, and openly promoted as a plate that has a “Secure One Step Locking” mechanism feature, infringes these patents. The other patents involve instruments and surgical implantation methods commonly used in spinal surgeries to implant pedicle screws.

On February 10, 2005, Medtronic voluntarily began to advise physicians about the possibility that a specific battery shorting mechanism might manifest itself in a subset of implantable cardioverter defibrillators (ICDs) and cardiac resynchronization therapy-defibrillators (CRT-Ds). These included certain Marquis VR/DR and Maximo VR/DR ICDs and certain InSync I/II/III Marquis and InSync III CRT-D devices. The Company provided physicians a list of potentially affected patients, and recommended that physicians communicate with those patients to manage the potential issue as physicians deemed medically appropriate. The voluntary field action was classified by the U.S. Food and Drug Administration (FDA) as a Class II recall, defined as one where there may be temporary or medically reversible adverse health consequences, or where the probability of serious adverse health consequences is remote. Subsequent to this voluntary field action, a number of lawsuits have been filed against the Company in both federal and state courts, alleging a variety of claims, including individuals asserting claims of personal injury and third party payors (TPP) alleging entitlement to reimbursement (including a claim by an individual purporting to act as a surrogate for the Center for Medicare and Medicaid Services, whose claim has been dismissed by the Court for failure to state a proper cause of action). While the number of cases filed changes continually, as of this writing, there were approximately 1,062 federal court cases and approximately 71 state court cases, reflecting a total of approximately 1,127 individual personal injury cases and six TPP cases. In addition, five purported class action personal injury suits have been filed in Canada. The federal court cases have been consolidated for pretrial proceedings before a single federal judge in the District of Minnesota pursuant to the MultiDistrict Litigation rules (MDL). Separate master complaints have been filed in the MDL for the personal injury and TPP groups of cases. On November 28, 2006, the MDL court denied the Company’s threshold legal motion, which was filed on March 26, 2006, seeking federal preemption of the lawsuits, finding that fact issues remained for discovery and trial before the legal question could be resolved. On January 5, 2007, the MDL court denied the Company’s March 26, 2006 motion to dismiss the TPP litigation, thus permitting it to go forward into the remainder of the litigation process. The TPP master complaint contains class action allegations, which the Company plans to rigorously challenge. The personal injury master complaint does not contain such allegations, although the Plaintiffs’ Steering Committee has indicated that they may pursue class certification of those claims. On June 7, 2007, the Court issued an amended scheduling order for the MDL cases, setting deadlines for discovery and pretrial motions in the first half of calendar year 2008, and a ready for trial date for bellwether personal injury cases on July 1, 2008. During the pretrial and discovery phase the Company plans to assert its defenses to the merits of the various claims. The Company remains unaware of any confirmed death or serious injury resulting from any device failure due to the shorting mechanism described in the February 10, 2005 voluntary field action, although certain of plaintiffs’ claims make such allegations. The Company has not recorded an expense related to damages in connection with the various Marquis related lawsuits because potential losses are not currently probable or reasonably estimable under SFAS No. 5.

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

Medtronic is a licensee to the RE119 patent (‘119 Patent) owned by Mirowski Family Ventures, LLC (Mirowski) relating to the treatment of hemodynamic dysfunction. Medtronic and Mirowski dispute the application of the ‘119 Patent to certain Medtronic cardiac resynchronization products. The parties have entered into a tolling agreement deferring and conditioning any litigation of the dispute upon conditions precedent. The tolling agreement expires on October 1, 2007. If certain conditions are fulfilled, the ‘119 Patent determined to be valid and the Medtronic products found to infringe the ‘119 Patent, Medtronic will be obligated to pay royalties to Mirowski based upon sales of certain CRT products. As of July 27, 2007, the amount of disputed royalties and interest related to CRT products is $59. This amount has not been accrued because the outcome is not probable under SFAS No. 5.

In addition, Medtronic is a licensee to the 4,407,288 Patent (‘288 Patent) owned by Mirowski relating to implantable cardiac defibrillators. Until November 2001, Medtronic accrued and paid royalties under the license based on a percentage of ICD sales. Medtronic and Mirowski dispute the application of the patent to certain Medtronic ICD products. In November 2001, Medtronic ceased paying royalties and entered into an agreement with Mirowski to pay putative royalties into an interest-bearing escrow account through the expiration of the ‘288 Patent in December of 2003. As of July 27, 2007, the current balance in the interest-bearing escrow account is $80. The parties also entered into a tolling agreement deferring and conditioning any litigation of the obligation to pay royalties upon certain conditions precedent. If these conditions are fulfilled and the patent determined to be invalid or Medtronic’s products found not to infringe, the escrowed funds will be released to Medtronic.

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

Note 17 — Segment and Geographic Information

Segment information:

During the first quarter of fiscal year 2008, the Company revised its operating segment reporting to combine its Vascular and Cardiac Surgery businesses into the new CardioVascular business. Additionally, the Company created a new operating segment, Corporate Technologies and New Ventures, under which the Company intends to cultivate technologies that can be applied across business units. The Company has separated the Navigation business from the Spinal operating segment and will report its results as a part of this new operating segment since the Company expects to leverage this technology across multiple businesses. The Company now functions in eight operating segments, consisting of Cardiac Rhythm Disease Management (CRDM), Spinal, CardioVascular, Neuromodulation (formerly Neurological), Diabetes, Ear, Nose and Throat (ENT), Physio-Control, and Corporate Technologies and New Ventures. The information for the three months ended July 28, 2006 has been reclassified to conform to the current presentation of eight operating segments.

Management believes each of the Company’s operating segments have similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments, and shared infrastructures. Net sales by operating segment were as follows:

	Three months ended
	July 27, 2007	July 28, 2006
Cardiac Rhythm Disease Management	$1,235	$1,149
Spinal	644	575
CardioVascular	486	448
Neuromodulation	289	276
Diabetes	241	196
ENT	144	128
Physio-Control	60	101
Corporate Technologies and New Ventures	28	24
	$3,127	$2,897

On December 4, 2006, the Company announced its intention to pursue a spin-off of Physio-Control into an independent, publicly traded company. Physio-Control is the Company’s wholly-owned subsidiary that offers external defibrillators, emergency response systems, data management solutions and support services used by hospitals and emergency response personnel. On January 15, 2007, the Company announced a voluntary suspension of U.S. shipments of Physio-Control products manufactured at its facility in Redmond, Washington in order to address quality system issues. The Company and the FDA have continued their discussions regarding corrective actions for the Physio-Control quality systems and expect resolution by the end of calendar year 2007. The degree to which shipments may be permitted or restricted as a result of this process will depend upon the extent and timing of any corrective actions. Physio-Control has made progress in improving its quality systems and, accordingly, has resumed limited shipments to domestic customers. Following the resolution of these matters, the Company intends to continue to pursue the spin-off of Physio-Control. Physio-Control’s earnings (loss) before interest and income taxes for the three months ended July 27, 2007 and July 28, 2006 were $(21) and $5, respectively.

Geographic information:

Net sales to external customers by geography are as follows:

	Three months ended
	July 27, 2007	July 28, 2006
United States	$1,948	$1,883
Europe	739	651
Asia Pacific	340	276
Other Foreign	100	87
	$3,127	$2,897

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Understanding Our Financial Information

The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic, Inc. For a full understanding of financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 27, 2007. In addition, you should read this discussion along with our condensed consolidated financial statements and related Notes thereto as of July 27, 2007.

Financial Trends

Throughout this financial information, you may read about transactions or events that materially contribute to or reduce earnings and materially affect financial trends. We refer to these transactions and events as either special (such as asset impairments), restructuring, certain litigation, purchased in-process research and development (IPR&D) charges, or certain tax adjustments. These charges, or benefits, result from facts and circumstances that vary in frequency and/or impact to operations. While understanding these charges is important in understanding and evaluating financial trends, other transactions or events may also have a material impact on financial trends. A complete understanding of the special, restructuring, certain litigation, and IPR&D charges, and certain tax adjustments is necessary in order to estimate the likelihood that financial trends will continue. When discussing the special, restructuring, certain litigation, and IPR&D charges, we provide both pre- and post-tax amounts. The post-tax amounts reflect the tax benefit, if any, at the applicable statutory rates rather than our effective tax rates as these items are treated on a discrete basis.

Executive Level Overview

We are the global leader in medical technology, alleviating pain, restoring health and extending life for millions of people around the world. During the first quarter of fiscal year 2008, we revised our operating segment reporting to combine our Vascular and Cardiac Surgery businesses into the new CardioVascular business. Additionally, we created a new operating segment, Corporate Technologies and New Ventures, under which we intend to cultivate technologies that can be applied across business units. We have separated the Navigation business from Spinal and will report its results as a part of this new operating segment since we expect to leverage this technology across multiple businesses. We now function in eight operating segments, consisting of Cardiac Rhythm Disease Management (CRDM), Spinal, CardioVascular, Neuromodulation (formerly Neurological), Diabetes, Ear, Nose and Throat (ENT), Physio-Control, and Corporate Technologies and New Ventures. The applicable information for the three months ended July 28, 2006 has been reclassified to conform to the current presentation of eight operating segments.

Through our eight operating segments, we develop, manufacture, and market our medical devices in more than 120 countries worldwide while expanding patient access to our products. Our primary products include those for cardiac rhythm disorders, cardiovascular disease, neurological disorders, spinal conditions and musculoskeletal trauma, urological and digestive disorders, diabetes, and ear, nose, and throat conditions.

Net earnings for the first quarter of fiscal year 2008 were $675 million, or $0.59 per diluted share, as compared to net earnings of $599 million, or $0.51 per diluted share for the same period in the prior fiscal year, representing an increase of 13 percent and 16 percent, respectively. Net earnings for the three months ended July 27, 2007 included after-tax restructuring and IPR&D charges that decreased net earnings by $36 million, or $0.03 per diluted share. Net earnings for the three months ended July 28, 2006 included after-tax certain litigation charges that decreased net earnings by $40 million, or $0.04 per diluted share. See further discussion of these charges in the “Restructuring, Certain Litigation, and IPR&D Charges” section of this management’s discussion and analysis. The first quarter of fiscal year 2008 increase in net earnings was driven primarily by net sales growth and reduced income tax expense.

Net sales for the three months ended July 27, 2007 were $3.127 billion, an increase of 8 percent in comparison to the same period in the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the first quarter of fiscal year 2008 of $49 million when compared to the same period in the prior fiscal year. The increase in net sales for the three months ended July 27, 2007 was driven by our CRDM, Spinal, CardioVascular, and Diabetes operating segments. The Spinal business experienced strong net sales growth in the United States (U.S.), CRDM and CardioVascular experienced sales growth outside the U.S., and Diabetes had strong worldwide net sales growth. The strong growth in these businesses was partially offset by the decline in Physio-Control net sales associated with our continued voluntary suspension of U.S. sales. See the discussion in the “Other Matters” section of this management’s discussion and analysis for further information on Physio-Control. The primary exchange rate movements that impact our consolidated net sales growth are the U.S. dollar as compared to the Euro and Japanese Yen. The impact of foreign currency fluctuations on net sales is not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities (see “Quantitative and Qualitative Disclosures About Market Risk” following this management’s discussion and analysis under “Item 3” as it relates to our hedging activities). The table below illustrates net sales by operating segment for the three months ended July 27, 2007 and July 28, 2006:

	Three months ended
(dollars in millions)	July 27, 2007	July 28, 2006	% Change
Cardiac Rhythm Disease Management	$1,235	$1,149	7%
Spinal	644	575	12
CardioVascular	486	448	8
Neuromodulation	289	276	5
Diabetes	241	196	23
Ear, Nose and Throat	144	128	13
Physio-Control	60	101	(41)
Corporate Technologies and New Ventures	28	24	17
Total Net Sales	$3,127	$2,897	8%

CRDM net sales increased 7 percent over the same quarter of the prior fiscal year to $1.235 billion driven by an 8 percent increase in Defibrillation Systems sales and a 7 percent increase in Pacing Systems sales. Defibrillation Systems sales were led by net sales of the Virtuoso implantable cardioverter defibrillator (ICD) and Concerto cardiac resynchronization therapy-defibrillator (CRT-D) outside the U.S., where the strong market growth has helped to offset the slow growth of the U.S. defibrillation system market. Net sales growth of Pacing Systems was driven by continued acceptance of the Adapta, Versa and Sensia model pacemakers. Spinal net sales increased 12 percent worldwide to $644 million, driven by sales of INFUSE Bone Graft, vertebral body spacers, and the CD HORIZON LEGACY family of products. CardioVascular sales for the three months ended July 27, 2007 increased 8 percent to $486 million. CardioVascular growth was led by Coronary Stent sales of $152 million, an increase of 27 percent over the same period of the prior fiscal year. Coronary Stent sales were driven by sales of the Driver family of bare metal stents and sales of the Endeavor drug-eluting stent (DES) outside the U.S. Diabetes net sales increased 23 percent over the first quarter of fiscal year 2007 to $241 million, with strong market acceptance of the Paradigm insulin pumps leading the way.

Net sales outside the U.S. grew across almost all business segments to $1.179 billion for the three months ended July 27, 2007, an increase of 16 percent over the same period in the prior fiscal year. Outside the U.S. net sales growth for the three months ended July 27, 2007 was led by a 15 percent increase in CardioVascular net sales due to continued acceptance of the Endeavor DES, released in August 2005, and a 25 percent increase in CRDM’s Defibrillation System sales for the period. For more detail regarding net sales, see our discussion of net sales by operating segment within this management’s discussion and analysis.

We remain committed to our mission of developing lifesaving and life enhancing therapies to alleviate pain, restore health and extend life. We continue to make substantial investments in the expansion of our existing product lines and for the identification of new innovative products. Research and development spending during the three months ended July 27, 2007 was $300 million, or 9.6 percent of net sales. Our research and development efforts are focused on maintaining or achieving leadership in each of the markets we serve by providing patients the most advanced and effective treatments possible. We work to improve patient access through well planned studies, which show the cost-effectiveness of our therapies, and our alliance with patients, clinicians, regulators and reimbursement agencies. We also focus on clinical trials, which lead to market expansion and may enable further market penetration for our life changing devices.

Other Matters

On December 4, 2006, we announced our intention to pursue a spin-off of Physio-Control into an independent, publicly traded company. Physio-Control is our wholly-owned subsidiary that offers external defibrillators, emergency response systems, data management solutions, and support services used by hospitals and emergency response personnel. On January 15, 2007, we announced our voluntary suspension of U.S. shipments of Physio-Control products manufactured at our facility in Redmond, Washington in order to address quality system issues. The Company and the United States Food and Drug Administration (FDA) have continued their discussions regarding corrective actions for the Physio-Control quality systems and expect resolution by the end of calendar year 2007. The degree to which shipments may be permitted or restricted as a result of this process will depend upon the extent and timing of any corrective actions. Physio-Control has made progress in improving its quality systems and, accordingly, has resumed limited shipments to domestic customers. Following the resolution of these matters, we intend to continue to pursue the spin-off of Physio-Control.

Critical Accounting Estimates

We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted (U.S. GAAP). Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our annual report on Form 10-K for the year ended April 27, 2007.

The preparation of the condensed consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying Notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, property, plant and equipment, asset impairment, legal proceedings, IPR&D, warranty obligations, product liability, self-insurance, pension and post-retirement obligations, sales returns and discounts, stock-based compensation and income taxes are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience, actuarial valuations or various assumptions that are believed to be reasonable under the circumstances.

Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the accounting estimates are made, and (2) material changes in the estimates are reasonably likely to occur from period to period. Our critical accounting estimates include the following:

Legal Proceedings

We are involved in a number of legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, which, if granted, could require significant expenditures or result in lost revenues. In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. If a loss is possible, but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in notes accompanying our condensed consolidated financial statements. Our significant legal proceedings are discussed in Note 16 to the condensed consolidated financial statements and are incorporated by reference into Part II, Item 1 — Legal Proceedings. While it is not possible to predict the outcome for the actions discussed and we believe that we have meritorious defenses against the matters detailed in Note 16 to the condensed consolidated financial statements, it is possible that costs associated with them could have a material adverse impact on our consolidated earnings, financial position or cash flows.

Tax Strategies

Our effective tax rate is based on income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may or may not prevail. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. The establishment and changes to tax reserves for uncertain tax positions are determined in accordance with the principles of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. Our effective tax rate includes the impact of reserve provisions that we consider appropriate. This rate is then applied to our quarterly operating results. In the event there is a special, restructuring, certain litigation and/or IPR&D charge recognized in our operating results, the tax attributable to that item is separately calculated and recorded.

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

The company’s overall tax rate including the tax impact of restructuring and IPR&D charges has resulted in an effective tax rate of 23.21 percent for the three months ended July 27, 2007. Excluding the impact of these items, our operational and tax strategies have resulted in a non-GAAP nominal tax rate of 23.25 percent versus the U.S. statutory rate of 35.0 percent. The non-GAAP nominal tax rate is defined as the income tax (benefit) provision as a percentage of taxable income, excluding restructuring, certain litigation, and IPR&D charges. An increase in our nominal tax rate of 1 percent would result in an additional income tax provision for the three months ended July 27, 2007 of approximately $9 million. See discussion of the tax rate in the “Income Taxes” section of this management’s discussion and analysis.

Valuation of IPR&D, Goodwill, and Other Intangible Assets

When we acquire another company or a group of assets, the purchase price is allocated, as applicable, between IPR&D, other identifiable intangible assets, net tangible assets, and goodwill as required by U.S. GAAP. IPR&D is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D and other intangible assets requires us to make significant estimates. The amount of the purchase price allocated to IPR&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For IPR&D, these methodologies include consideration of the risk of the project not achieving commercial feasibility.

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest that the carrying amount may be impaired.

The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our condensed consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows. Goodwill was $4.331 billion and $4.327 billion as of July 27, 2007 and April 27, 2007, respectively.

Other intangible assets consist primarily of purchased technology, patents, and trademarks which are amortized using the straight-line or accelerated basis, as appropriate, over their estimated useful lives, ranging from 3 to 20 years. As of July 27, 2007, all of our intangible assets are definite lived and amortized on a straight-line basis. We review these intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. Other intangible assets, net of accumulated amortization, were $1.419 billion and $1.433 billion as of July 27, 2007 and April 27, 2007, respectively.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). Under the fair value recognition provisions of SFAS No. 123(R), we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. We elected the modified-prospective method of adopting SFAS No. 123(R), under which prior periods are not retroactively restated. Estimated stock-based compensation expense for the non-vested portion of awards granted prior to the effective date is being recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), pro forma disclosures. Total stock-based compensation expense recognized during the three months ended July 27, 2007 was $48 million pre-tax. See Note 14 to the condensed consolidated financial statements for further information regarding our stock-based compensation programs.

We use the Black-Scholes option pricing model (Black-Scholes model) to determine the fair value of stock options as of the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rate, volatility of our stock price and expected dividends.

We analyze historical employee stock option exercise and termination data to estimate the expected life assumption. We believe that historical data currently represents the best estimate of the expected life of a new employee option. We also stratify our employee population based upon distinctive exercise behavior patterns. The risk-free interest rate we use is based on the yield, on the grant date, of a zero-coupon U.S. Treasury bond whose maturity period equals or approximates the option’s expected term. Beginning in the third quarter of fiscal year 2007 we began to calculate the expected volatility using a blended volatility, combining the historical volatility and implied volatility. Prior to the third quarter of fiscal year 2007 we calculated the expected volatility based solely on historical volatility. The dividend yield rate used is calculated by dividing our annual dividend, based on the most recent quarterly dividend rate, by the closing stock price on the grant date. The amount of stock-based compensation expense we recognize during a period is based on the portion of the awards that are ultimately expected to vest. We estimate pre-vesting option forfeitures at the time of grant by analyzing historical data and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the expense associated with new awards in future periods may differ significantly from what we have recorded in the current period related to historical awards and could materially affect our net earnings and diluted earnings per share of a future period.

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

New Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Potential Changes in Accounting Pronouncements

In August 2007, the FASB proposed FASB Staff Position (FSP) APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. The proposed FSP would require the proceeds from the issuance of such convertible debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount would be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The proposed change in accounting treatment would be effective for fiscal years beginning after December 15, 2007, and applied retrospectively to prior periods. If adopted, this FSP would change the accounting treatment for our $2.200 billion of 1.500 percent and $2.200 billion of 1.625 percent Senior Convertible Notes due in 2011 and 2013, respectively, which were issued in April 2006 and the $93 million remaining balance of our Contingent Convertible Debentures due 2021. The impact of this new accounting treatment could be significant to our results of operations and result in an increase to non-cash interest expense beginning in fiscal year 2009 for financial statements covering past and future periods. We cannot determine the exact impact of the change in accounting treatment or whether such accounting treatment will eventually be adopted by the FASB.

Pending Acquisition

On July 27, 2007 we announced the signing of a definitive merger agreement with Kyphon Inc. (Kyphon) under which we will acquire all of the outstanding shares of Kyphon for $71 per share in cash. Total consideration for the transaction is expected to be approximately $3,600, which does not include the assumption of Kyphon debt ($401 million as of June 30, 2007) or additional consideration due to the shareholders of Disc-O-Tech Medical Technologies Ltd. and St. Francis Medical Technologies, Inc. under previously signed Kyphon transactions. Kyphon develops and markets medical devices designed to restore and preserve spinal function and diagnose the source of low back pain using minimally invasive technologies. It is expected that the acquisition of Kyphon will help accelerate the growth of our existing Spinal business by extending our product offerings into some of the fastest growing product segments and enabling us to provide physicians with a broader range of therapies for use at all stages of the care continuum. Completion of the transaction is subject to customary closing conditions, including approval by antitrust regulators and Kyphon shareholders. For additional information, see the Current Report on Form 8-K filed on July 30, 2007 which includes the Agreement and Plan of Merger. We expect to complete the transaction in the first calendar quarter of 2008.

Acquisitions

Three months ended July 27, 2007

On June 25, 2007, we acquired substantially all of the O-arm Imaging System (O-arm) assets of Breakaway Imaging, LLC (Breakaway), a privately held company based in Littleton, Massachusetts. Prior to the acquisition, we had the exclusive rights to distribute and market the O-arm. The O-arm provides multi-dimensional surgical imaging for use in spinal and orthopedic surgical procedures. The acquisition is expected to bring the O-arm into a broad portfolio of image guided surgical solutions within our Corporate Technologies and New Ventures business. Total consideration for Breakaway was approximately $26 million in cash, subject to purchase price increases, which would be triggered by the achievement of certain milestones. The pro forma impact of Breakway was not significant to our results for the three months ended July 27, 2007 and July 28, 2006.

Three months ended July 28, 2006

On July 25, 2006, we acquired substantially all of the assets of Odin Medical Technologies, LTD (Odin), a privately held company. Prior to the acquisition, we had an equity investment in Odin, which was accounted for under the cost method of accounting. Odin focused on the manufacture of the PoleStar intra-operative Magnetic Resonance Image (iMRI)-Guidance System which is already exclusively distributed by us. This acquisition is expected to help further drive the acceptance of iMRI guidance in neurosurgery.

The consideration for Odin was approximately $21 million, which included $6 million in upfront cash and a $2 million milestone payment made during the second quarter of fiscal year 2007. The $8 million in net cash paid resulted from the $21 million in consideration less the value of our prior investment in Odin and Odin’s then existing cash balance.

The results of operations related to Odin have been included in our condensed consolidated statements of earnings since the date of the acquisition. The pro forma impact of Odin was not significant to our results for the three months ended July 28, 2006.

Net Sales

The table below illustrates net sales by product line and operating segment for the three months ended July 27, 2007 and July 28, 2006:

	Three months ended
(dollars in millions)	July 27, 2007	July 28, 2006	% Change
Pacing Systems	$494	$460	7%
Defibrillation Systems	726	673	8
Other	15	16	(6)
CARDIAC RHYTHM DISEASE MANAGEMENT	1,235	1,149	7
Spinal Instrumentation	454	412	10
Spinal Biologics	190	163	17
SPINAL	644	575	12
Coronary Stents	152	120	27
Other Coronary/Peripheral	95	99	(4)
Endovascular	69	61	13
Revascularization and Surgical Therapies	102	100	2
Structural Heart Disease	68	68	—
CARDIOVASCULAR	486	448	8
Neuro Implantables	237	226	5
Gastroenterology & Urology	52	50	4
NEUROMODULATION	289	276	5
DIABETES	241	196	23
Core ENT	75	65	15
Neurologic Technologies	69	63	10
EAR, NOSE, AND THROAT (ENT)	144	128	13
PHYSIO-CONTROL	60	101	(41)
CORPORATE TECHNOLOGIES AND NEW VENTURES	28	24	17
TOTAL	$3,127	$2,897	8%

Forward-looking statements are subject to risk factors (see “Cautionary Factors That May Affect Future Results” set forth in our Form 10-K for the year ended April 27, 2007).

Cardiac Rhythm Disease Management

CRDM products consist primarily of pacemakers, implantable defibrillators, leads, ablation products, electrophysiology catheters, and information systems for the management of patients with our devices. CRDM net sales for the three months ended July 27, 2007 grew by 7 percent compared to the same period in the prior fiscal year to $1.235 billion. Foreign currency translation had a favorable impact on net sales of approximately $22 million when compared to the prior fiscal year.

Worldwide net sales of Defibrillation Systems, our largest product line, were $726 million for the three months ended July 27, 2007. The 8 percent increase compared to the same period in the prior fiscal year, is primarily the result of sales growth outside the U.S. Net sales from Defibrillation Systems in the U.S. were $504 million, an increase of 2 percent compared to the same period of the prior fiscal year. The increase in net sales for the first quarter of fiscal year 2008 indicates the market has begun to stabilize as compared to the downturn experienced starting in the first quarter of fiscal year 2007. Outside the U.S., net sales from Defibrillation Systems were $222 million, an increase of 25 percent when compared to the same period of the prior fiscal year, driven by sales of the Virtuoso ICD and the Concerto CRT-D. Both of these devices feature Conexus wireless technology which allows for remote transfer of patient data and enables communication remotely between the implanted device and programmer at the time of implant, during follow-up in a clinician’s office, or remotely using a patient home monitor.

Pacing Systems net sales for the three months ended July 27, 2007 increased by 7 percent over the same period in the prior fiscal year to $494 million. The increase in the current period is attributable primarily to maintaining our market share in a pacing market that continues to experience low single digit growth. Instrumental in achieving these results was the Adapta family of pacemakers, including the Adapta, Versa, and Sensia models, which were launched in the U.S. in the second quarter of fiscal year 2007 and have been available outside the U.S. since late fiscal year 2006. The Adapta family of pacemakers incorporates an array of automatic features to help physicians improve pacing therapy and streamline the patient follow-up process, potentially minimizing the amount of time spent in a physician’s office. Adapta offers Managed Ventricular Pacing, or MVP, which is an atrial based pacing mode that significantly reduces unnecessary pacing in the right ventricle while providing the safety of a dual chamber backup if necessary. Clinical studies have suggested that reducing this unnecessary pacing in the right ventricle decreases the risk of developing heart failure and atrial fibrillation, a potentially life-threatening irregular heartbeat.

Defibrillator Systems and Pacing Systems net sales in the first quarter of fiscal year 2008 also benefited from the continued acceptance of the Medtronic CareLink Service. The Medtronic CareLink Service enables clinicians to review data about implanted cardiac devices in real time and access stored patient and device diagnostics through a secure Internet website. The data, which is comparable to information provided during an in-clinic device follow-up, provides the patient’s medical team with a comprehensive view of how the device and patient’s heart are operating. Today, approximately 149,000 implant patients are being monitored through Medtronic’s CareLink Service in the U.S., up from approximately 120,000 implant patients being monitored at the end of fiscal year 2007.

Looking ahead, we expect our CRDM operating segment should benefit from the following:

•

Continued acceptance and increased account penetration of the Concerto CRT-D and Virtuoso ICD. These are our first devices with Conexus wireless telemetry, enabling remote communication between the implanted device and programmer in a clinician’s office and at implant, or between the device and a patient home monitor.

•

Continued acceptance of the Adapta family of pacemakers, including the Adapta, Versa, and Sensia models. Fiscal year 2008 will benefit from having the Adapta family of pacemakers available in the U.S. for the full fiscal year.

•

Continued expansion of the Medtronic CareLink Service, available on both the Pacing and Defibrillator platforms in the U.S., Canada, and Western Europe. The Medtronic CareLink Service continues to drive physician preference for our products. As of the end of the first quarter of fiscal year 2008, approximately 1,700 clinics were monitoring patients in the U.S and we continue to expand this network.  In June 2007, we launched the Medtronic CareLink Service throughout Europe, which should facilitate the doctor-patient interaction outside the U.S. by offering more convenience, which should, in turn, increase follow-up compliance.

•

A return to growth in the U.S. Defibrillation Systems market and continued strong growth outside the U.S. We believe the worldwide market is still significantly under-penetrated, and our investments to expand the physician referral network, enhance clinical evidence, and develop technologies that promote the ease of use and care should drive increased usage of defibrillator therapies.

Spinal

Spinal products include thoracolumbar, cervical, and interbody spinal devices, and bone growth substitutes. Spinal net sales for the three months ended July 27, 2007 increased by 12 percent compared to the same period in the prior fiscal year to $644 million. Foreign currency translation of $3 million had a favorable impact on net sales when compared to the prior fiscal year.

Spinal Instrumentation net sales were $454 million for the three months ended July 27, 2007, a 10 percent increase over the same period of the prior fiscal year, based on continued acceptance of our thoracolumbar and cervical stabilization systems and increased acceptance of our minimal access intra-discal stabilization systems, and dynamic stabilization devices. The CD HORIZON LEGACY 5.5 Spinal System for thoracolumbar stabilization and the VERTEX Max Reconstruction System for cervical stabilization experienced growth on a worldwide basis. The CD HORIZON LEGACY 5.5 Spinal System is the most comprehensive system on the market today, and is designed to provide procedural solutions for degenerative, deformity, or trauma applications using color coded implants and ergonomic instrumentation. The CAPSTONE and CRESCENT Vertebral Body Spacers, which are minimal access devices and techniques designed to replace and restore vertebral height, drove the net sales growth in our intra-discal stabilization systems. Sales of our dynamic stabilization devices, which allow some range in motion as compared to our fixed stabilization devices, increased over the first quarter of fiscal year 2007 as a result of demand for our new PEEK Rod System in the U.S. and DIAM System outside the U.S.

Spinal Biologics net sales were $190 million for the three months ended July 27, 2007, a 17 percent increase over the same period in the prior fiscal year, based on continued strong acceptance of INFUSE Bone Graft. INFUSE Bone Graft contains a recombinant human bone morphogenetic protein, or rhBMP-2, that induces the body to grow its own bone, eliminating the need for a painful second surgery to harvest bone from elsewhere in the body. Late in fiscal year 2007 we received FDA approval for the use of INFUSE Bone Graft for certain oral maxillofacial and dental regenerative bone grafting procedures.

Looking ahead, we expect our Spinal operating segment should benefit from the following:

•	Continued acceptance of our thoracolumbar and cervical stabilization systems, the CD HORIZON LEGACY 5.5 and the VERTEX Max Reconstruction System.

•

Continued acceptance of the INFUSE Bone Graft for spinal fusion and certain types of acute, open tibia fractures and the future acceptance of INFUSE Bone Graft for use in certain oral maxillofacial and dental regenerative bone grafting procedures.

•	Continued acceptance of our dynamic stabilization products outside the U.S., including the DIAM System, MAVERICK Lumbar Artificial Disc, and PRESTIGE and BRYAN Cervical Disc Systems.

•

Future acceptance of our PRESTIGE Cervical Disc System, for dynamic stabilization, which received FDA approval on July 16, 2007 and was launched in the U.S. at the end of the first quarter of fiscal year 2008. The PRESTIGE Cervical Disc System is the first in a portfolio of artificial discs designed to serve patients suffering from severe degenerative disc disease, while maintaining motion in a patient’s cervical spine. Additionally, on July 17, 2007 the BRYAN Cervical Disc System received a recommendation for approval from an FDA advisory panel. We anticipate launching the BRYAN Cervical Disc System by the end of fiscal year 2008.

CardioVascular

CardioVascular products consist of coronary and peripheral stents and related delivery systems, endovascular stent grafts, products for the treatment of heart valve disease and atrial fibrillation, and open heart and coronary bypass grafting surgical products. CardioVascular net sales for the three months ended July 27, 2007 increased 8 percent from the same period in the prior fiscal year to $486 million. Foreign currency translation of $13 million had a favorable impact on net sales when compared to the prior fiscal year.

Coronary Stent net sales for the three months ended July 27, 2007 were $152 million, an increase of 27 percent as compared to the same period in the prior fiscal year. The increase in Coronary Stents was driven by sales of Endeavor DES outside the U.S. and sales of the Driver family of bare metal stents worldwide. Endeavor DES, which generated revenue of $81 million in the first quarter of fiscal year 2008, is now commercially released in all global markets except Canada, Japan, and the U.S. Although the market for stents and drug-eluting stents has been under pressure due to concerns regarding effectiveness and safety, respectively, sales of our Endeavor DES continue to benefit from favorable clinical data, along with its ease of delivery. In addition, we recognized revenue of $71 million in the first quarter of fiscal year 2008 from the Driver family of bare metal stents, which experienced strong growth in the U.S. as a result of the aforementioned reduction in the use of drug-eluting stents. The Driver bare metal stent is a cobalt-chromium coronary stent which has thinner struts and provides greater maneuverability in placing the stent.

Endovascular net sales of $69 million for the three months ended July 27, 2007 increased 13 percent in comparison to the same period in the prior fiscal year. Growth in the endovascular business was driven by the market-leading AneuRx AAAdvantage Stent Graft System, which is used to treat abdominal aortic aneurysms (AAA), and increased sales of the Valiant Thoracic Stent Graft System outside the U.S. The Valiant Thoracic Stent Graft System is a next-generation stent graft used for the minimally invasive repair of the thoracic aorta, the body’s largest artery, for several disease states including aneurysms, penetrating ulcers, acute or chronic dissections, and contained or traumatic ruptures. The Valiant Thoracic Stent Graft System received CE Mark approval in Europe in March 2005.

Revascularization and Surgical Therapies net sales of $102 million for the three months ended July 27, 2007 increased 2 percent in comparison to the same period in the prior fiscal year, led by net sales of our cannulae and beating heart products outside the U.S.

Structural Heart Disease net sales of $68 million for the three months ended July 27, 2007 were flat in comparison to the same period in the prior fiscal year as a result of declining sales of mechanical valves offsetting the growth of our tissue valves. Mechanical valve net sales were down due to the recall and suspension of sale of the Advantage Valve from markets outside of the U.S for most of the quarter. Key drivers of the tissue valve growth were sales of the Mosaic and Mosaic Ultra tissue valves, which incorporate several design features to facilitate implantation and improve hemodynamics, as well as sales of the Melody Transcatheter Pulmonary Valve and Ensemble Transcatheter Delivery System outside the U.S.

Looking ahead, we expect our CardioVascular operating segment should benefit from the following:

•

Continued acceptance of the Endeavor and Endeavor Sprint DES in currently available markets. Clinical trial results for Endeavor DES have demonstrated excellent safety, sustained efficacy, low clinical event rates, and lack of late stent thrombosis. Endeavor Sprint was launched in Europe in May 2007 and includes the proven Endeavor DES but provides even better delivery and trackability through enhancements and new technology we have leveraged from our successful Sprinter angioplasty balloon. This stent provides physicians with improved lesion access in tortuous vasculature, increased confidence in a successful outcome, greater ease-of-use, and reduced procedure time.

•

Our anticipated entry into the U.S. drug-eluting stent market. The final module of the Endeavor DES pre-market approval (PMA) was submitted in November 2006 and the FDA recently informed us that an Advisory Panel will review the PMA application for the Endeavor DES in October 2007. We anticipate FDA approval and U.S. launch of Endeavor DES by the end of calendar year 2007.

•

CE Mark approval and the international launch of Endeavor Resolute in the third quarter of fiscal year 2008. Endeavor Resolute is a next-generation drug-eluting stent with Biolinx, a proprietary biocompatible polymer that is designed to address the special needs of patients who have complex medical conditions and is engineered to match the duration of drug delivery with the longer healing duration often required by these patients.

•

Continued net sales growth of the AneuRx AAAdvantage Stent Graft System and Valiant Thoracic Stent Graft System, combined with our anticipated entry into the U.S. thoracic stent graft market. The final module of the Talent Thoracic PMA received a fileability letter from the FDA in July 2007. We anticipate FDA approval and U.S. launch of our Talent Thoracic device in the first half of calendar year 2008. In addition, we will start our first-in-man study with our Endurant next generation AAA stent graft in Western Europe in the second half of calendar year 2007. We anticipate CE mark approval of this device in the first half of calendar year 2008.

•	Continued acceptance of our Mosaic and Mosaic Ultra tissue valves. These two tissue valves have been shown to preserve the structure and function found in a natural aortic valve.

•

Further acceptance of the Melody Transcatheter Pulmonary Valve and Ensemble Transcatheter Delivery System, which received CE Mark approval for commercial sale in October 2006. A feasibility study to evaluate the use of the Medtronic Melody Transcatheter Pulmonary Valve and Ensemble Transcatheter Delivery System in the U.S. was initiated in February 2007, with the first U.S. patient being implanted. This technology provides a catheter-based approach to pulmonic valve replacement for patients with congenital heart defects, with the goal of reducing the invasiveness and risk associated with pulmonic valve replacement.

Neuromodulation

Neuromodulation products consist of therapeutic and diagnostic devices, including implantable neurostimulation systems, implantable drug administration devices, and urology and gastroenterology products. Neuromodulation net sales for the three months ended July 27, 2007 increased 5 percent from the same period in the prior fiscal year to $289 million. Foreign currency translation of $5 million had a favorable impact on net sales when compared to the same period in the prior fiscal year. In the third quarter of fiscal year 2007 we divested our Urology diagnostics business and in the first quarter of fiscal year 2008 we completed the divestiture of the Gastroenterology and Neurological diagnostics product lines. The loss of these businesses will influence our comparable results throughout fiscal year 2008.

Net sales from Neuromodulation Implantables for the three months ended July 27, 2007 were $237 million, an increase of 5 percent over the same period in the prior fiscal year. The growth was driven by key products including the RestoreADVANCED and PrimeADVANCED neurostimulation systems for pain management and Activa Therapy for the treatment of movement disorders associated with advanced Parkinson’s disease and essential tremor. Revenue growth for the three month period also benefited from increased sales of our Synchromed II drug delivery pump and our new surgical lead for spinal cord stimulation, the Specify 5-6-5.

Net sales of Gastroenterology and Urology products for the three months ended July 27, 2007 increased 4 percent over the same period in the prior fiscal year to $52 million. The growth in Gastroenterology and Urology was led by sales of our InterStim product line for the treatment of overactive bladder and urinary incontinence and our Prostiva product line for the treatment of an enlarged prostate. The InterStim II was launched in the second quarter of fiscal year 2007, and the smaller design continues to be widely accepted.

Looking ahead, we expect our Neuromodulation operating segment should benefit from the following:

•

Continued acceptance of the RestoreADVANCED rechargeable neurostimulation system for pain management that provides increased power without compromising device longevity. Additionally, the anticipated launch of the RestoreULTRA, our next generation rechargeable neurostimulator with advanced programming capabilities and smaller device size, is expected to help drive future sales. The RestoreULTRA is expected to launch in the second half of fiscal year 2008.

•

Further acceptance of our new surgical lead, the Specify 5-6-5 with Durable Electrode Technology, which was launched in the first quarter of fiscal year 2008. The Specify 5-6-5 surgical lead offers exclusive advantages and electrode programming patterns when used with our neurostimulators.

•

Continued acceptance of our Activa Therapy for the treatment of Parkinson’s disease and essential tremor. We continue to educate neurologists and the patient population of the benefits that our Activa Therapy offers them. The New England Journal of Medicine recently published a study that confirmed the advantages of Activa deep brain stimulation for the treatment of dystonia, and the journal Neurology published a study that supports earlier treatment of Parkinson’s disease with Activa deep brain stimulation.

•	Continued acceptance of InterStim II for the treatment of overactive bladder and urinary incontinence.

Diabetes

Diabetes products consist of external insulin pumps and related consumables, continuous glucose monitoring systems, and subcutaneous glucose sensors. Diabetes net sales for the three months ended July 27, 2007 increased 23 percent over the same period in the prior fiscal year to $241 million. Foreign currency translation of $4 million had a favorable impact on net sales when compared to the prior fiscal year.

External pump sales for the three months ended July 27, 2007 were $108 million, representing growth of 29 percent over the same period in the prior fiscal year. This increase reflects strong worldwide market acceptance of the Paradigm REAL-Time sensor-augmented pump system that integrates continuous glucose monitoring and insulin pump functionality. Sales of consumables for the three months ended July 27, 2007 were $115 million, an increase of 11 percent over the same period in the prior fiscal year.

Looking ahead, we expect our Diabetes operating segment should benefit from the following:

•	Continued acceptance from both physicians and patients of the Paradigm REAL-Time sensor-augmented pump system, which integrates continuous glucose monitoring and insulin pump functionality.

•

Continued acceptance of the Guardian REAL-Time Continuous Glucose Monitoring System for diabetes management. The Guardian REAL-Time System is a stand alone glucose monitoring system that provides patients with real-time glucose trend graphs and predictive alarms informing them when their glucose levels become too high or too low, enabling better management of diabetes.

•

Continued acceptance of the MiniLink REAL-Time Transmitter, our third-generation wireless sensor transmitter which received FDA approval in the third quarter of fiscal year 2007. The MiniLink REAL-Time Transmitter significantly improves patient comfort as the transmitter has no cable and is about one third the size of the previous version. The MiniLink REAL-Time Transmitter is rechargeable and can be used with the Paradigm REAL-Time System, as well as the Guardian REAL-Time System.

•

Further acceptance and customer preference for Medtronic products due to the alliances with LifeScan, Inc., a Johnson & Johnson company, and Bayer Diabetes Care, a member of the Bayer group, which we announced on August 21, 2007. The alliances reached with Lifescan and Bayer provide for the U.S. and outside the U.S., respectively, distribution and marketing of blood glucose meters, compatible with Medtronic’s wireless pump technology. For patients not using continuous glucose monitoring, these alliances provide our customers an integrated solution for managing diabetes, while improving the quality of life and ease of use for many of our patients.

•	Expansion of the number of patient education programs that are delivered through physicians to teach patients about pump therapy and continuous glucose monitoring.

ENT

The ENT operating segment consists of ear, nose, and throat related products (Core ENT) and neurologic technology-related products (Neurologic Technologies) including powered tissue-removal systems and other microendoscopy instruments, implantable devices, nerve monitoring systems, disposable fluid-control products, image-guided surgery systems, a Ménière’s disease therapy device, hydrocephalus shunt devices, external drainage systems, cranial fixation devices, neuroendoscopes, and dura repair products. ENT net sales for the three months ended July 27, 2007 increased by 13 percent over the same period in the prior fiscal year to $144 million. Foreign currency translation of $1 million had a favorable impact on net sales when compared to the prior fiscal year.

Core ENT net sales for the three months ended July 27, 2007 increased 15 percent in comparison to the same period in the prior fiscal year. The increase in net sales was driven by strong growth in both the Straightshot M4 Microdebrider and the NIM-Response 2.0 Nerve Integrity Monitor.

Neurologic Technologies net sales for the three months ended July 27, 2007 increased 10 percent in comparison to the same period in the prior fiscal year. The primary driver of growth in Neurologic Technologies was continued acceptance of high-speed powered surgical drill systems, including the EHS Stylus system. The sales growth was partially offset by a slight decrease in net sales of Strata valves.

Looking ahead, we expect our ENT operating segment should benefit from the following:

•	Continued adoption of power systems for sinus procedures as well as continued adoption of nerve monitoring for ENT and thyroid procedures.

•	Continued development of the normal pressure hydrocephalus market, resulting in increased sales of our shunt products, including the Strata valve.

•	Continued acceptance of our Legend high-speed drill systems, electric bone mill, and Durepair dura substitute.

Costs and Expenses

The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended
	July 27, 2007	July 28, 2006
Cost of products sold	25.3%	25.3%
Research & development	9.6	10.3
Selling, general & administrative	35.0	34.0
Restructuring	0.4	—
Certain litigation	—	1.4
IPR&D	1.1	—
Other expense, net	1.8	2.3
Interest income, net	(1.4)	(1.3)

Cost of Products Sold

Cost of products sold for the three months ended July 27, 2007, as a percentage of net sales, was flat when compared to the same period in the prior fiscal year. Cost of products sold as a percentage of net sales in the three months ended July 27, 2007 was negatively impacted by 0.3 of a percentage point for obsolescence reserves associated with product phase-outs, primarily in our Neuromodulation business segment, and 0.3 of a percentage point for scrap and other product costs at our Physio-Control business segment. These increases in cost of products sold were offset by 0.3 of a percentage point of favorable foreign currency adjustments and 0.3 of a percentage point associated with geographic and product mix.

Research and Development

Consistent with prior periods, we have continued to invest in the future by spending aggressively on research and development efforts. For the three months ended July 27, 2007, research and development spending was $300 million, or 9.6 percent of net sales, which was essentially equal to spending for the three months ended July 28, 2006 of $299 million, or 10.3 percent of net sales. The completion of the enrollment phases of several large clinical trials in our CardioVascular and Spinal business segments since the first quarter of fiscal year 2007 has resulted in flat research and development expenses compared to the prior year.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended July 27, 2007, as a percentage of net sales, increased 1.0 percentage point from the first quarter of fiscal year 2007 to 35.0 percent. The increase for the three months ended July 27, 2007 was due to expenses associated with our previously communicated investment in selling and marketing activities related to the U.S. launch of the Prestige Cervical Disc System and the anticipated U.S. launch of the Endeavor DES, and the costs associated with our continued implementation of our global information technology system as we prepared for the conversion of our U.S. distribution systems in the second quarter of fiscal year 2008.

Restructuring, Certain Litigation, and IPR&D Charges

Restructuring, certain litigation, and IPR&D charges for the three months ended July 27, 2007 and July 28, 2006 were as follows:

	Three months ended
(dollars in millions, except per share data)	July 27, 2007	July 28, 2006
Restructuring charges (net of $3 tax)	$11	$—
Certain litigation charges (net of $0 tax)	—	40
IPR&D charges (net of $8 tax)	25	—
Total restructuring, certain litigation, and IPR&D charges, net of tax	$36	$40

Per Diluted Share Data:
Restructuring charges	$0.01	$—
Certain litigation charges	—	0.04
IPR&D charges	0.02	—
Total Per Diluted Share	$0.03	$0.04

Restructuring

In the fourth quarter of fiscal year 2007, we recorded a $25 million ($36 million pre-tax) restructuring charge, which consisted of employee termination costs of $20 million ($28 million pre-tax) and asset write-downs of $5 million ($8 million pre-tax). These initiatives were designed to drive manufacturing efficiencies in our CardioVascular business, downsize our Physio-Control business due to our voluntary suspension of U.S. shipments, and rebalance resources within our CRDM business in response to current market dynamics. The employee termination costs related to severance and the associated costs of continued medical benefits and outplacement services. The asset write-downs consisted of a $4 million after-tax charge for inventory write-downs, and a $1 million after-tax charge for non-inventory asset write-downs.

The restructuring initiatives, which are scheduled to be substantially complete by the end of fiscal year 2008, are expected to produce annualized operating savings of approximately $125 million. These savings will arise mostly from reduced compensation expense.

In the first quarter of fiscal year 2008, we incurred $11 million ($14 million pre-tax) of additional expense related to our restructuring initiatives. We recognized expense associated with compensation provided to employees whose employment terminated with the Company in the first quarter of fiscal year 2008 as part of the restructuring initiatives. These incremental costs were not accrued in fiscal year 2007 because these benefits had not yet been communicated to the impacted employees. Included in the total $14 million restructuring charge is $4 million of incremental defined benefit pension and post-retirement related expense for those employees who accepted early retirement packages. For further discussion, see Note 15 to the condensed consolidated financial statements. We have identified approximately 900 positions for elimination which will be achieved through early retirement packages offered to employees, voluntary separation, and involuntary separation, as necessary. Of the positions identified, 349 have been eliminated as of July 27, 2007. See additional details of the restructuring activity in Note 5 to the condensed consolidated financial statements.

There were no restructuring charges for the three months ended July 28, 2006.

Certain Litigation

We classify settlements or judgments from material litigation as certain litigation charges. There were no certain litigation charges for the three months ended July 27, 2007.

During the first quarter of fiscal year 2007, we recorded a certain litigation charge of $40 million related to a settlement agreement with the United States Department of Justice which requires the government to obtain dismissal of two qui tam civil suits pending against us, and is conditioned upon such dismissal being obtained. The two suits were based upon allegations about certain sales and marketing practices in the Spinal business. The settlement agreement reflects our assertion that the Company and its current employees had not engaged in any wrongdoing or illegal activity.

IPR&D Charges

During the first quarter of fiscal year 2008, we recorded IPR&D charges of $18 million ($25 million pre-tax) related to a milestone payment under the existing terms of a royalty bearing, non-exclusive patent cross-licensing agreement with NeuroPace, Inc. and $7 million ($8 million pre-tax) from unrelated purchases of certain intellectual property. These payments were expensed as IPR&D since technological feasibility of the underlying projects had not yet been reached and such technology has no future alternative use.

There were no IPR&D charges for the three months ended July 28, 2006.

Other Expense, Net

Other expense, net includes intellectual property amortization expense, royalty income and expense, realized minority investment gains/(losses), realized foreign currency transaction and derivative gains/(losses) and impairment charges. Other expense, net for the three months ended July 27, 2007 was $57 million compared to $66 million for the same period in the prior fiscal year. The decrease for the three months ended July 27, 2007 is due to $16 million of increased gains from the sale of certain equity investments partially offset by decreased currency gains from our hedging programs.

Interest Income, Net

For the three months ended July 27, 2007, we generated net interest income of $44 million, an increase of $5 million, as compared to $39 million for the same period of the prior fiscal year. The increase for the three months ended July 27, 2007 is the result of higher rates of return on our investments as compared to the same period of the prior fiscal year. Interest income continues to increase as we have maintained our ability to generate rates of returns on our investments that exceed the interest rates we are paying on our outstanding debt.

Income Taxes

	Three months ended
	July 27, 2007	July 28, 2006
(dollars in millions)
Provision for Income Taxes	$204	$216
Effective tax rate	23.21%	26.50%
Impact of restructuring, certain litigation, and IPR&D charges	.04	(1.25)
Non-GAAP nominal tax rate (1)	23.25%	25.25%

_________

(1)

Non-GAAP nominal tax rate is defined as the income tax (benefit) provision as a percentage of taxable income, excluding restructuring, certain litigation, and IPR&D charges. We believe that the resulting non-GAAP financial measure provides useful information to investors because it excludes the effect of certain discrete items so that investors can compare our recurring results over multiple periods.

For the three months ended July 27, 2007 and July 28, 2006, our effective tax rates were 23.21 percent and 26.50 percent, respectively. For the same periods our non-GAAP nominal tax rates were 23.25 percent and 25.25 percent, respectively. The decrease in our effective tax rate is primarily due to the impact of certain litigation charges and the impact of tax benefits derived from our international operations. The decrease in the Company’s non-GAAP nominal tax rate is primarily due to the impact of tax benefits derived from our international operations.

Liquidity and Capital Resources

(dollars in millions)	July 27, 2007	April 27, 2007
Working capital	$5,628	$5,355
Current ratio*	3.8:1.0	3.1:1.0
Cash, cash equivalents, and short-term investments	$2,813	$3,078
Long-term investments in public and private debt securities**	3,305	3,004
Cash, cash equivalents, short-term investments, and long-term debt securities	6,118	6,082
Short-term borrowings and long-term debt	6,039	6,087
Net cash position***	$79	$(5)

_________

*	Current ratio is the ratio of current assets to current liabilities.
**	Long-term investments include public and private debt securities with a maturity date greater than one year from the end of the period.
***	Net cash position is the sum of cash, cash equivalents, short-term investments and long-term investments in public and private debt securities less short-term borrowings and long-term debt.

The increase in our net cash position in the first quarter of fiscal year 2008 as compared to the fiscal year ending April 27, 2007, is primarily due to income generated from operations offset by cash used for capital expenditures, dividend payments, and share repurchases.

At July 27, 2007 and April 27, 2007, approximately $6.050 billion and $5.428 billion, respectively, of cash, cash equivalents, short-term investments and long-term investments in debt securities were held by our non-U.S. subsidiaries. These funds are available for use by worldwide operations; however, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would be subject to U.S. tax.

We believe our existing cash and investments, as well as our unused lines of credit and commercial paper capacity of $2.488 billion, if needed, will satisfy our foreseeable working capital requirements for at least the next twelve months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions.

Summary of Cash Flows

	For the three months ended
(dollars in millions)	July 27, 2007	July 28, 2006
Cash provided by (used in):
Operating activities	$910	$580
Investing activities	(706)	(2,020)
Financing activities	(581)	(173)
Effect of exchange rate changes on cash and cash equivalents	(6)	15
Net change in cash and cash equivalents	$(383)	$(1,598)

Operating Activities

Our net cash provided by operating activities was $910 million for the three months ended July 27, 2007 compared to net cash provided by operating activities of $580 million in the same period of the prior year. The $330 million increase in net cash provided by operating activities was primarily attributable to:

•	A $115 million decrease in cash used for deferred income taxes, $76 million increase in net earnings, and the timing of other receipts and payments in the ordinary course of business.

partially offset by:

•	A $101 million increase in cash used for accounts payable and accrued liabilities.

Investing Activities

Our net cash used in investing activities was $706 million for the three months ended July 27, 2007 compared to $2.020 billion used in investing activities in the same period of the prior year. The $1.314 billion decrease in net cash used in investing activities was primarily attributable to:

•

A $1.482 billion decrease in our net purchases of marketable securities compared to the same quarter in the prior fiscal year. In the first quarter of fiscal year 2007, we invested cash received in the fourth quarter of fiscal year 2006 from the repatriation of once permanently invested outside the U.S. securities and the net proceeds from the issuance of debt.

partially offset by:

•	A $108 million increase in cash used for other investing activities.

Financing Activities

Our net cash used in financing activities was $581 million for the three months ended July 27, 2007, compared to net cash used in financing activities of $173 million in the same period of the prior fiscal year. The $408 million increase in net cash used in financing activities was primarily attributable to:

•	A $401 million increase in cash used for the repurchase of common stock.

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

We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position or cash flows. Presented below is a summary of contractual obligations and other minimum commercial commitments. See Note 6 to the condensed consolidated financial statements for additional information regarding long-term debt. See Note 11 to the condensed consolidated financial statements for additional information regarding accrued income tax obligations, which are not reflected in the table below.

	Maturity by Fiscal Year
	Total	2008	2009	2010	2011	2012	Thereafter
(dollars in millions)
Contractual obligations related to off-balance sheet arrangements:
Foreign currency contracts(1)	$5,323	$3,675	$1,285	$363	$—	$—	$—
Operating leases(2)	198	62	51	32	13	7	33
Inventory purchases(3)	571	223	163	75	66	12	32
Commitments to fund minority investments/contingent acquisition consideration(4)	116	29	21	4	22	20	20
Interest payments(5)	652	116	115	115	106	64	136
Other(6)	293	149	31	23	19	15	56
Total	$7,153	$4,254	$1,666	$612	$226	$118	$277

Contractual obligations reflected in the balance sheet:
Long-term debt, excluding capital leases(7)	$5,499	$—	$94	$—	$2,600	$—	$2,805
Capital leases(8)	88	11	11	13	16	17	20
Other(9)	12	12	—	—	—	—	—
Total	$5,599	$23	$105	$13	$2,616	$17	$2,825

(1)	As these obligations were entered into as hedges, the majority of these obligations will be offset by losses/gains on the related assets, liabilities and transactions being hedged.
(2)	Certain leases require us to pay real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These future costs are not included in the schedule above.
(3)

We have included inventory purchase commitments which are legally binding and specify minimum purchase quantities. These purchase commitments do not exceed our projected requirements and are in the normal course of business. These commitments do not include open purchase orders.

(4)

Certain commitments related to the funding of minority investments and/or previous acquisitions are contingent upon the achievement of certain product-related milestones and various other favorable operational conditions. While it is not certain if and/or when these payments will be made, the maturity dates included in this table reflect our best estimates.

(5)

Interest payments in the table above reflect the interest on our outstanding debt, including the $4.400 billion of Senior Convertible Notes, $1.000 billion of Senior Notes and $94 million of Contingent Convertible Debentures. The interest rate on each outstanding obligation varies and interest is payable semi-annually. The interest rate is 1.500 percent on the $2.200 billion Senior Convertible Notes due 2011 and 1.625 percent on the $2.200 billion Senior Convertible Notes due 2013, 4.375 percent on the $400 million of Senior Notes due 2010, 4.750 percent on the $600 million of Senior Notes due 2015, and 1.250 percent on the Contingent Convertible Debentures due 2021.

(6)	These obligations include commitments to replace our existing legacy enterprise resource systems, construction of our new CRDM campus, and certain research and development arrangements.
(7)

Long-term debt in the table above includes $4.400 billion Senior Convertible Notes issued in April 2006, $1.000 billion Senior Notes issued in September 2005 and $94 million related to our Contingent Convertible Debentures. In September 2006 we repurchased $1.877 billion of Contingent Convertible Debentures as a result of certain holders exercising their put options. The table above also includes the impact of the five year interest rate swap entered into in November 2005 and the eight year interest rate swap agreement entered into in June 2007.

(8)	Capital lease obligations include a sale-leaseback agreement entered into in fiscal year 2006 whereby certain manufacturing equipment was sold and is being leased by us over a seven year period.
(9)

These obligations include royalty payments and a financing arrangement associated with our fiscal year 2002 acquisition of Kobayashi Pharmaceutical Co.’s interest in a joint venture it had formed with us in 1996 to distribute spinal products in Japan.

Debt and Capital

Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of total interest-bearing debt and equity was 35 percent at July 27, 2007 compared to 36 percent at April 27, 2007.

Share Repurchase Program

In October 2005, our Board of Directors authorized the repurchase of up to 40 million shares of our common stock and in April 2006, the Board of Directors made a special authorization for us to repurchase up to 50 million shares in connection with the $4.400 billion Senior Convertible Note offering (see Note 6 for further discussion). In June 2007, our Board of Directors authorized the repurchase of an additional 50 million shares of our common stock.

Shares are repurchased from time to time to support our stock-based compensation programs and to take advantage of favorable market conditions. During the three months ended July 27, 2007, we repurchased approximately 10 million shares at an average price of $52.05. As of July 27, 2007, we have approximately 55 million shares remaining under current buyback authorizations approved by the Board of Directors.

Financing Arrangements

We have issued a combination of contingent convertible debentures, bank borrowings, and commercial paper to fund our short term needs. Short-term debt, including the current portion of our capital lease obligations, at July 27, 2007 was $463 million compared to $509 million at April 27, 2007. We utilize a combination of contingent convertible debentures, senior convertible notes, and senior notes to meet our long-term financing needs. Long-term debt at July 27, 2007 was $5.576 billion compared to $5.578 billion at April 27, 2007. For more information on our financing arrangements, see Note 6 to the condensed consolidated financial statements.

Credit Arrangements and Debt Ratings

We have existing lines of credit of approximately $2.429 billion with various banks at July 27, 2007. The existing lines of credit include a five-year $1.750 billion syndicated credit facility dated December 20, 2006 (Credit Facility), which provides backup funding for our $2.250 billion commercial paper program and may also be used for general corporate purposes.

The Credit Facility provides the Company with the ability to increase its capacity by an additional $500 million at any time during the life of the five-year term of the agreement. The Company can also request the extension of the Credit Facility maturity date for one additional year, at the first and second anniversary of the date of this facility.

We maintain a commercial paper program that allows us to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. At both July 27, 2007 and April 27, 2007, outstanding commercial paper totaled $249 million. During the three months ended July 27, 2007, the weighted average original maturity of the commercial paper outstanding was approximately 31 days, and the weighted average interest rate was 5.30 percent. The issuance of commercial paper reduces the amount of credit available under our existing lines of credit.

In connection with the issuance of the contingent convertible debentures, Senior Notes, Senior Convertible Notes and commercial paper, Standard and Poor’s Ratings Group and Moody’s Investors Service issued us strong long-term debt ratings of AA- and A1, respectively, and strong short-term debt ratings of A-1+ and P-1, respectively. These ratings remain unchanged from the same periods of the prior year. For more information on credit arrangements, see Note 6 to the condensed consolidated financial statements.

Operations Outside of the United States

The table below illustrates U.S. net sales versus net sales outside the U.S. for the three months ended July 27, 2007 (in millions):

	Three months ended
	July 27, 2007	July 28, 2006
U.S. net sales	$1,948	$1,883
Non U.S. net sales	1,179	1,014
Total net sales	$3,127	$2,897

For the three months ended July 27, 2007, consolidated net sales outside the U.S. grew 16 percent over the same period of the prior year. For the three months ended July 27, 2007, growth outside the U.S. was 13 percent higher than net sales growth in the U.S. primarily as a result of the CRDM and CardioVascular businesses. Overall, outside of the U.S. sales continue to be led by acceptance of CardioVascular’s Endeavor DES and CRDM’s Defibrillation and Pacing Systems.

Net sales outside the U.S. are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. Outstanding receivables from customers outside the U.S. totaled $1.523 billion at July 27, 2007, or 52 percent, of total outstanding accounts receivable, and $1.456 billion at April 27, 2007, or 50 percent, of total outstanding accounts receivable.

Cautionary Factors That May Affect Future Results

Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, litigation, mergers and acquisitions, divestitures, market acceptance or continued acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will” and similar words or expressions. One must carefully consider forward-looking statements that may be affected by inaccurate assumptions, and understand that such statements involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems and price decrease for our products and services, and international operations, as well as those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 27, 2007. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

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

We had foreign exchange derivative contracts outstanding in notional amounts of $5.323 billion and $5.372 billion at July 27, 2007 and April 27, 2007, respectively. The fair value of these contracts at July 27, 2007 was $165 million less than the original contract value. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at July 27, 2007 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by $516 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

We are also exposed to interest rate changes affecting principally our investments in interest rate sensitive instruments. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10 percent change in short-term interest rates compared to interest rates at July 27, 2007 indicates that the fair value of these instruments would change by $45 million.

In the third quarter of fiscal year 2004, we began lending certain fixed income securities to enhance our investment income. These lending activities are collateralized at an average rate of 102 percent, with the collateral determined based on the underlying securities and creditworthiness of the borrowers. The value of the securities on loan at July 27, 2007 and April 27, 2007 was $1.361 billion and $1.318 billion, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the shares repurchased by Medtronic during the first quarter of fiscal year 2008:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
04/28/07-05/25/07	751,000	$53.08	751,000	14,302,056
05/26/07-06/29/07	4,979,095	52.22	4,979,095	59,322,961
06/30/07-07/27/07	3,873,000	51.63	3,873,000	55,449,961
Total	9,603,095	$52.05	9,603,095	55,449,961

_________

(1)

In October 2005 and June 2007, our Board of Directors authorized the repurchase of up to 40 million and 50 million shares of our common stock, respectively. As authorized by the Board of Directors, each program expires when its total number of authorized shares has been repurchased.

Item 6. Exhibits

(a)	Exhibits

2.1

Agreement and Plan of Merger, dated as of July 26, 2007, by and among Medtronic, Inc., Jets Acquisition Corporation and Kyphon, Inc. (incorporated herein by reference to exhibit 2.1 in our Current Report on Form 8-K filed with the Commission on July 30, 2007).

3.1	Medtronic Restated Articles of Incorporation, as amended.

10.1	Medtronic, Inc. 1998 Outside Director Stock Compensation Plan (as amended and restated).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medtronic, Inc. (Registrant)

Date: September 5, 2007	/s/ William A. Hawkins
William A. Hawkins President and Chief Executive Officer

Date: September 5, 2007	/s/ Gary L. Ellis
Gary L. Ellis Senior Vice President and Chief Financial Officer