Form 10-Q
period 2007-10-26
MEDTRONIC INC
filed 2007-12-04
CIK 64670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 26, 2007

Commission File Number 1-7707

MEDTRONIC, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0793183
(State of incorporation)	(I.R.S. Employer
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

Yes  ☐  No  ☒

Shares of common stock, $.10 par value, outstanding on November 29, 2007: 1,130,658,726

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDTRONIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Six months ended
	October 26, 2007	October 27, 2006	October 26, 2007	October 27, 2006
	(in millions, except per share data)
Net sales	$3,124	$3,075	$6,250	$5,972

Costs and expenses:
Cost of products sold	840	795	1,632	1,527
Research and development expense	298	320	598	619
Selling, general and administrative expense	1,107	1,036	2,203	2,020
Restructuring charges	—	—	14	—
Certain litigation charges	—	—	—	40
Purchased in-process research and development (IPR&D) charges	—	—	33	—
Other expense, net	72	50	128	116
Interest income, net	(61)	(37)	(105)	(76)
Total costs and expenses	2,256	2,164	4,503	4,246

Earnings before income taxes	868	911	1,747	1,726

Provision for income taxes	202	230	406	446

Net earnings	$666	$681	$1,341	$1,280

Earnings per share:

Basic	$0.59	$0.59	$1.18	$1.11
Diluted	$0.58	$0.59	$1.17	$1.10

Weighted average shares outstanding:

Basic	1,133.1	1,149.3	1,136.1	1,151.4
Diluted	1,147.7	1,159.4	1,150.6	1,161.9

Cash dividends declared per common share	$0.125	$0.110	$0.250	$0.220

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 26, 2007	April 27, 2007
	(in millions, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$4,683	$1,256
Short-term investments	900	1,822
Accounts receivable, less allowances of $159 and $160, respectively	2,865	2,737
Inventories	1,248	1,215
Deferred tax assets, net	442	405
Prepaid expenses and other current assets	403	483

Total current assets	10,541	7,918

Property, plant and equipment	4,599	4,309
Accumulated depreciation	(2,438)	(2,247)
Property, plant and equipment, net	2,161	2,062

Goodwill	4,335	4,327
Other intangible assets, net	1,389	1,433
Long-term investments	1,481	3,203
Long-term deferred tax assets, net	323	204
Other assets	356	365

Total assets	$20,586	$19,512

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$877	$509
Accounts payable	315	282
Accrued compensation	609	767
Accrued income taxes	100	350
Other accrued expenses	750	655

Total current liabilities	2,651	2,563

Long-term debt	5,494	5,578
Long-term accrued compensation	95	264
Long-term accrued income taxes	536	—
Other long-term liabilities	335	130

Total liabilities	9,111	8,535

Commitments and contingencies (Note 16)	—	—

Shareholders’ equity:
Preferred stock— par value $1.00	—	—
Common stock— par value $0.10	113	114
Retained earnings	11,492	10,925
Accumulated other comprehensive loss	(130)	(62)

Total shareholders’ equity	11,475	10,977

Total liabilities and shareholders’ equity	$20,586	$19,512

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	October 26, 2007	October 27, 2006
	(in millions)
Operating Activities:
Net earnings	$1,341	$1,280
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	276	277
IPR&D charges	33	—
Provision for doubtful accounts	17	21
Deferred income taxes	3	(251)
Stock-based compensation	92	94
Excess tax benefit from exercise of stock-based awards	(32)	(11)
Change in operating assets and liabilities:
Accounts receivable	(128)	(179)
Inventories	(12)	(143)
Accounts payable and accrued liabilities	98	199
Other operating assets and liabilities	117	20

Net cash provided by operating activities	1,805	1,307

Investing Activities:
Acquisitions, net of cash acquired	(26)	(8)
Purchase of intellectual property	(52)	(102)
Additions to property, plant and equipment	(280)	(251)
Purchases of marketable securities	(4,279)	(7,275)
Sales and maturities of marketable securities	6,959	6,787
Other investing activities, net	(67)	(44)

Net cash provided by (used in) investing activities	2,255	(893)

Financing Activities:
Change in short-term borrowings, net	266	64
Payments on long-term debt	—	(1,877)
Dividends to shareholders	(284)	(254)
Issuance of common stock	285	113
Excess tax benefit from exercise of stock-based awards	32	11
Repurchase of common stock	(901)	(398)

Net cash used in financing activities	(602)	(2,341)

Effect of exchange rate changes on cash and cash equivalents	(31)	23

Net change in cash and cash equivalents	3,427	(1,904)

Cash and cash equivalents at beginning of period	1,256	2,994

Cash and cash equivalents at end of period	$4,683	$1,090

Supplemental Cash Flow Information
Cash Paid For:
Income taxes	$198	$462
Interest	118	112
Supplemental Noncash Investing and Financing Activities:
Reclassification of debentures from short-term to long-term debt	$—	$94
Reclassification of debentures from long-term to short-term debt	94	—

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

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities” (EITF No. 07-3). The FASB ratified the consensus reached by the EITF at its June 27, 2007 meeting. EITF No. 07-3 requires companies that are involved in research and development activities to defer nonrefundable advance payments for future research and development activities and to recognize those payments as goods and services are delivered. The Company will be required to assess on an ongoing basis whether or not the goods or services will be delivered and to expense the nonrefundable advance payments immediately if it is determined that delivery is unlikely. EITF No. 07-3 is effective for new arrangements entered into subsequent to the beginning of the Company’s fiscal year 2009. The Company is currently evaluating the impact that the adoption of EITF No. 07-3 will have, but does not believe it will be material to the consolidated financial statements.

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

Subsequent Acquisition

On July 27, 2007 the Company and Kyphon Inc. (Kyphon) announced the signing of a definitive merger agreement under which the Company will acquire all of the outstanding shares of Kyphon for $71 per share in cash. Kyphon develops and markets medical devices designed to restore and preserve spinal function and diagnose the source of low back pain using minimally invasive technologies. It is expected that the acquisition of Kyphon will add to the growth of the Company’s existing Spinal business by extending its product offerings into some of the fastest growing product segments and enabling the Company to provide physicians with a broader range of therapies for use at all stages of the care continuum. For additional information, see the Current Report on Form 8-K filed on July 30, 2007 which includes the Agreement and Plan of Merger.

The Company completed this acquisition on November 2, 2007. For further discussion, see Note 18.

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

In connection with the acquisition of Breakaway, the Company acquired $22 of technology-based intangible assets that had an estimated useful life of 15 years at the time of acquisition, $1 of tangible assets, and $3 of goodwill. The goodwill was assigned entirely to the Corporate Technologies and New Ventures operating segment and is deductible for tax purposes. The pro forma impact of the acquisition of Breakaway was not significant to the results of the Company for the three and six months ended October 26, 2007 or October 27, 2006.

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

On September 15, 2006, the Company acquired and/or licensed selected patents and patent applications owned by Dr. Eckhard Alt (Dr. Alt), or certain of his controlled companies in a series of transactions. In connection therewith, the Company also resolved all outstanding litigation and disputes between Dr. Alt and itself and its affiliates. The agreements required the payment of total consideration of $75, $74 of which was capitalized as technology based intangible assets that had an estimated useful life of 11 years at the time of acquisition. The acquired patents or licenses pertain to the cardiac rhythm disease management field and have both current application and potential for future patentable commercial products.

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

The results of operations related to Odin have been included in the Company’s condensed consolidated statements of earnings since the date of the acquisition. The pro forma impact of Odin was not significant to the results of the Company for the three and six months ended October 27, 2006.

In addition to the acquisitions above, Medtronic periodically acquires certain tangible or intangible assets and purchases interests in certain enterprises that do not otherwise qualify for accounting as a business combination. These transactions are largely reflected in the condensed consolidated statements of cash flows as a component of investing activities under purchase of intellectual property.

There were no IPR&D charges during the three and six months ended October 27, 2006.

Contingent Consideration

Certain of the Company’s business combinations involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. While it is not certain if and/or when these payments will be made, the Company has developed an estimate of the potential contingent consideration for each of its acquisitions with an outstanding potential obligation. At October 26, 2007, the estimated potential amount of future contingent consideration that the Company is expected to make associated with all business combinations is approximately $87. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2009 to 2016 in order for the consideration to be paid.

Note 4 — Certain Litigation Charges

The Company classifies settlements or judgments from material litigation as certain litigation charges. There were no certain litigation charges during the three and six months ended October 26, 2007.

During the three months ended October 27, 2006, there were no certain litigation charges.

During the six months ended October 27, 2006, the Company reached a settlement agreement with the United States Department of Justice which requires the government to obtain dismissal of the two qui tam civil suits and is conditioned upon such dismissal being obtained. The two suits were based upon allegations about certain sales and marketing practices in the Spinal business. To resolve the matter, Medtronic has entered into a five-year corporate integrity agreement which will become effective when any appeals regarding those dismissals to the U.S. Court of Appeals for the Sixth Circuit become final. The corporate integrity agreement further strengthens the Company’s employee training and compliance systems surrounding sales and marketing practices. The settlement agreement also reflects Medtronic’s assertion that the Company and its current employees have not engaged in any wrongdoing or illegal activity. Medtronic also agreed to pay $40 at the same time the corporate integrity agreement goes into effect, and recorded an expense in that amount in the first quarter of fiscal year 2007. Both qui tam suits have now been dismissed, and one of them is on appeal to the U.S. Court of Appeals for the Sixth Circuit, but no date has been set for a hearing. The other dismissal will not be appealed.

Note 5 — Restructuring Charges

In the fourth quarter of fiscal year 2007, the Company recorded a $36 restructuring charge, which consisted of employee termination costs of $28 and asset write-downs of $8. As previously announced, these initiatives were designed to drive manufacturing efficiencies in the Company’s CardioVascular business, downsize the Physio-Control business due to the Company’s voluntary suspension of U.S. shipments, and rebalance resources within the Cardiac Rhythm Disease Management (CRDM) business in response to market dynamics. The employee termination costs related to severance and the associated costs of continued medical benefits and outplacement services. The asset write-downs consisted of a $5 charge for inventory write-downs, and a $3 charge for non-inventory asset write-downs.

As a continuation of our fiscal year 2007 initiatives, in the first quarter of fiscal year 2008 the Company incurred $14 of incremental restructuring charges associated with compensation provided to employees whose employment terminated with the Company in the first quarter of fiscal year 2008. These incremental costs were not accrued in fiscal year 2007 because these benefits had not yet been communicated to the impacted employees. Included in the total $14 restructuring charge is $4 of incremental defined benefit pension and post-retirement related expense for those employees who accepted early retirement packages. These costs are not included in the table summarizing restructuring costs below because they are associated with costs that are accounted for under the pension and postretirement rules. For further discussion, see Note 15. The Company did not incur any additional charges related to the fiscal year 2007 restructuring initiative in the second quarter of fiscal year 2008.

When the restructuring initiative began in fiscal year 2007, the Company identified approximately 900 positions for elimination which will be achieved through early retirement packages offered to employees, voluntary separation, and involuntary separation. As previously announced, all potentially impacted employees have been notified. Of the positions identified, 751 have been eliminated as of October 26, 2007. The restructuring initiatives are scheduled to be substantially complete by the end of fiscal year 2008.

A summary of the activity related to the restructuring initiatives is presented below:

	Employee Termination Costs	Asset Write- downs	Total
Balance at April 28, 2006	$—	$—	$—
Restructuring charges	28	8	36
Payments/write-downs	(5)	(8)	(13)
Balance at April 27, 2007	23	—	23
Restructuring charges	10	—	10
Payments	(14)	—	(14)
Balance at July 27, 2007	19	—	19
Restructuring charges	—	—	—
Payments	(11)	—	(11)
Balance at October 26, 2007	$8	$—	$8

There were no restructuring charges during the three and six months ended October 27, 2006.

Note 6 — Financing Arrangements

Senior Convertible Notes

In April 2006, the Company issued $2,200 of 1.500 percent Senior Convertible Notes due 2011 and $2,200 of 1.625 percent Senior Convertible Notes due 2013 (collectively, the Senior Convertible Notes). The Senior Convertible Notes were issued at par and pay interest in cash semi-annually in arrears on April 15 and October 15 of each year. The Senior Convertible Notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness. The Senior Convertible Notes had an initial conversion price of $56.14 per share. The Senior Convertible Notes may only be converted: (i) during any calendar quarter if the closing price of the Company’s common stock reaches 140 percent of the conversion price for 20 trading days during a specified period, or (ii) if specified distributions to holders of the Company’s common stock are made or specified corporate transactions occur, or (iii) during the last month prior to maturity of the applicable notes. Upon conversion, a holder would receive: (i) cash equal to the lesser of the principal amount of the note or the conversion value and (ii) to the extent the conversion value exceeds the principal amount of the note, shares of the Company’s common stock, cash, or a combination of common stock and cash, at the Company’s option. In addition, upon a change in control, as defined in the applicable indentures, the holders may require the Company to purchase for cash all or a portion of their notes for 100 percent of the principal amount of the notes plus accrued and unpaid interest, if any, plus a number of additional make-whole shares of the Company’s common stock, as set forth in the applicable indenture. The indentures under which the Senior Convertible Notes were issued contain customary covenants. A total of $2,500 of the net proceeds from these note issuances were used to repurchase common stock. In April 2007, pursuant to provisions in the indentures relating to the Company’s increase of its quarterly dividend to shareholders, the conversion rates for each of the Senior Convertible Notes changed from 17.8113 to 17.8315, which correspondingly changed the conversion price per share for each of the Senior Convertible Notes from $56.14 to $56.08.

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

In separate transactions, the Company sold warrants to issue shares of the Company’s common stock at an exercise price of $76.56 per share in private transactions. Pursuant to these transactions, warrants for 41 million shares of the Company’s common stock may be settled over a specified period beginning in July 2011 and warrants for 41 million shares of the Company’s common stock may be settled over a specified period beginning in July 2013 (the “settlement dates”). If the average price of the Company’s common stock during a defined period ending on or about the respective settlement dates exceeds the exercise price of the warrants, the warrants will be settled in shares of the Company’s common stock. Proceeds received from the issuance of the warrants totaled approximately $517 and were recorded as an addition to shareholders’ equity. In April 2007, certain of the holders requested adjustment to the exercise price of the warrants from $76.56 per share to $76.47 per share pursuant to the provisions of the warrants relating to our payment of dividends to common shareholders.

EITF No. 00-19 provides that contracts are initially classified as equity if (1) the Contract requires physical settlement or net-share settlement, or (2) the Contract gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The settlement terms of the Company’s purchased call options and sold warrant contracts provide for net cash settlement for the particular contract or net share settlement, depending on the method of settlement, as discussed above, which is at the option of Medtronic. Based on the guidance from EITF No. 00-19 and SFAS No. 133, “Accounting for Derivative and Hedging Activities” (SFAS No. 133), the purchased call option contracts were recorded as a reduction of equity and the warrants were recorded as an addition to equity as of the trade date. SFAS No. 133 states that a reporting entity shall not consider contracts to be derivative instruments if the contract issued or held by the reporting entity is both indexed to its own stock and classified in shareholders’ equity in its statement of financial position. The Company concluded the purchased call option contracts and the warrant contracts should be accounted for in shareholders’ equity.

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

In September 2006, as a result of certain holders of the New Debentures and Old Debentures exercising their put options, the Company repurchased $1,835 of the New Debentures for cash and $42 of the Old Debentures for cash. The Company may be required to repurchase the remaining debentures at the option of the holders in September 2008, 2011, or 2016. Twelve months prior to the put options becoming exercisable, the remaining balance of the New Debentures and the Old Debentures will be classified as short-term borrowings. At each balance sheet date without a put option within the subsequent four quarters, the remaining balance will be classified as long-term debt. Accordingly, during the second quarter of fiscal year 2008, $93 of New Debentures and $1 of the Old Debentures were reclassified from long-term debt to short-term borrowings due to the put option becoming exercisable in September 2008. For put options exercised by the holders of the New Debentures and the Old Debentures, the purchase price is equal to the principal amount of the applicable debenture plus any accrued and unpaid interest thereon to the repurchase date. If the put option is exercised, the Company will pay holders the repurchase price solely in cash (or, for the Old Debentures, in cash or stock at our option). As of October 26, 2007, approximately $93 aggregate principal amount of New Debentures remain outstanding and approximately $1 aggregate principal amount of Old Debentures remain outstanding. The Company can redeem the debentures for cash at any time.

Commercial Paper

The Company maintains a commercial paper program that allows the Company to have a maximum of $2,250 in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of October 26, 2007 and April 27, 2007, outstanding commercial paper totaled $574 and $249, respectively. During the three and six months ended October 26, 2007, the weighted average original maturity of the commercial paper outstanding was approximately 19 and 25 days, respectively, and the weighted average interest rate was 5.13 percent and 5.21 percent, respectively. The issuance of commercial paper reduces the amount of credit available under our existing lines of credit.

Lines of Credit

The Company has existing lines of credit of approximately $2,448 with various banks at October 26, 2007. The existing lines of credit include a five-year $1,750 syndicated credit facility dated December 20, 2006 (Credit Facility), which provides backup funding for our $2,250 commercial paper program and may also be used for general corporate purposes.

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

Note 7 — Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	October 26, 2007	April 27, 2007
Finished goods	$763	$753
Work in process	239	209
Raw materials	246	253
Total	$1,248	$1,215

Note 8 — Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended October 26, 2007 are as follows:

October 26, 2007
Balance at April 27, 2007	$4,327
Goodwill as a result of acquisitions	3
Currency adjustment, net	5
Balance at October 26, 2007	$4,335

Intangible assets, excluding goodwill, as of October 26, 2007 and April 27, 2007 are as follows:

	Purchased Technology and Patents	Trademarks and Tradenames	Other	Total
As of October 26, 2007:
Amortizable intangible assets
Original cost	$1,777	$265	$233	$2,275
Accumulated amortization	(575)	(163)	(148)	(886)
Carrying value	$1,202	$102	$85	$1,389

As of April 27, 2007:
Amortizable intangible assets
Original cost	$1,754	$265	$217	$2,236
Accumulated amortization	(519)	(150)	(134)	(803)
Carrying value	$1,235	$115	$83	$1,433

Amortization expense for the three and six months ended October 26, 2007 was approximately $44 and $87, respectively, and for the three and six months ended October 27, 2006 was approximately $45 and $90, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets is as follows:

Fiscal Year	Amortization Expense
Remaining 2008	$81
2009	163
2010	158
2011	146
2012	124
Thereafter	717
$1,389

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

Changes in the Company’s product warranties during the six months ended October 26, 2007 and October 27, 2006 consisted of the following:

	Six Months Ended
	October 26, 2007	October 27, 2006
Balance at the beginning of the period	$34	$41
Warranty claims provision	16	13
Settlements made	(11)	(18)
Balance at the end of the period	$39	$36

Note 10 — Interest Income, net

Interest income and interest expense for the three and six month periods ended October 26, 2007 and October 27, 2006 are as follows:

	Three months ended		Six months ended
	October 26, 2007	October 27, 2006	October 26, 2007		October 27, 2006
Interest income	$(125)	$(94)		$(223)	$(187)
Interest expense	64	57		118	111
Interest income, net	$(61)	$(37)	$	(105)	$(76)

Interest income includes interest earned on our cash and cash equivalents, short- and long-term investments and the net realized gains or losses on the sale of available-for-sale securities.

Interest expense includes the expense associated with the interest that we pay on our outstanding borrowings, including short- and long-term instruments, and the amortization of debt issuance costs.

Note 11 — Income Taxes

Effective April 28, 2007, the Company adopted the provisions of FIN No. 48. As a result of the implementation of FIN No. 48, the Company recognized a $1 decrease in our existing liabilities for uncertain tax positions which has been recorded as an increase to the opening balance of retained earnings. At the adoption date, the Company had $408 of gross unrecognized tax benefits and accrued interest and penalties of $89. If all of the Company’s unrecognized tax benefits were recognized, approximately $329 would impact the Company’s effective tax rate. The Company has recorded the FIN No. 48 liability as a long-term liability as it does not expect significant payments to occur or the total amount of unrecognized tax benefits to change significantly over the next 12 months. The Company will continue to recognize interest and penalties related to income tax matters in income tax expense and record the liability in the current or long-term income taxes payable, as appropriate.

Tax audits associated with the allocation of income, and other complex issues, may require an extended period of time to resolve and may result in income tax adjustments if changes to our allocation are required between jurisdictions with different tax rates. Tax authorities periodically review the Company’s tax returns and propose adjustments to the Company’s tax filings. Tax years settled with the IRS may remain open for foreign tax audits and competent authority proceedings. Competent authority proceedings are a means to resolve intercompany pricing disagreements between countries.

The IRS has finalized its audits with the Company for all years through fiscal year 1996. The IRS has issued its audit reports for fiscal years 1997 through 2004. The Company has reached agreement with the IRS on all significant issues for fiscal years 1997 through 2004, except for an issue related to the allocation of income between Medtronic, Inc., and its wholly owned subsidiary in Switzerland. The unresolved issues from the fiscal years 1997 through 2004 tax audits and tax positions taken by the IRS or foreign tax authorities, with respect to potential issues on future tax audits could have a material impact on our effective tax rate in future periods. The Company continues to believe that it has meritorious defenses for its tax filings and will vigorously defend them through litigation in the courts, if necessary. The Company believes it has appropriately provided for the liabilities resulting from the tax assessments by taxing authorities.

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

Presented below is a reconciliation between basic and diluted earnings per share:

	Three months ended		Six months ended
(shares in millions)	October 26, 2007	October 27, 2006	October 26, 2007	October 27, 2006
Numerator:
Net earnings	$666	$681	$1,341	$1,280
Denominator:
Basic – weighted average shares outstanding	1,133.1	1,149.3	1,136.1	1,151.4
Effect of dilutive securities:
Employee stock options	12.0	7.6	12.0	8.2
Shares issuable upon conversion of Contingent Convertible Debentures	—	—	—	0.4
Other	2.6	2.5	2.5	1.9
Diluted – weighted average shares outstanding	1,147.7	1,159.4	1,150.6	1,161.9

Basic earnings per share	$0.59	$0.59	$1.18	$1.11
Diluted earnings per share	$0.58	$0.59	$1.17	$1.10

The calculation of weighted average diluted shares outstanding excludes options for approximately 13 million common shares for both the three and six months ended October 26, 2007, and 42 million and 40 million common shares for each of the three and six months ended October 27, 2006, as the exercise price of those options was greater than the average market price for the period, resulting in an anti-dilutive effect on diluted earnings per share. For the three and six months ended October 26, 2007 and October 27, 2006, common share equivalents related to the Company's $4,400 of Senior Convertible Notes were anti-dilutive as the market price of the Company's stock was below the conversion price of the Senior Convertible Notes and, therefore, were excluded from the calculation of weighted average diluted shares.

Note 13 — Comprehensive Income and Accumulated Other Non-Owner Changes in Equity

In addition to net earnings, comprehensive income includes changes in foreign currency translation adjustments (including the change in current exchange rates, or spot rates, of net investment hedges), unrealized gains/(losses) on foreign exchange derivative contracts qualifying and designated as cash flow hedges, defined benefit pension and post-retirement plan adjustments, and unrealized gains/(losses) on available-for-sale marketable securities. Comprehensive income for the three months ended October 26, 2007 and October 27, 2006 was $624 and $702, respectively. Comprehensive income for the six months ended October 26, 2007 and October 27, 2006 was $1,273 and $1,328, respectively.

Presented below is a summary of activity for each component of accumulated other non-owner changes in equity:

	Cumulative Translation Adjustment	Net Unrealized Gain/(Loss) on Foreign Exchange Derivatives	Defined Benefit Pension & Post- Retirement Plan Adjustments	Unrealized Gain/(Loss) on Investments	Accumulated Other Comprehensive (Loss)/Income
Balance April 27, 2007	$195	$(55)	$(209)	$6	$(62)
Period Change	14	(32)	3	(11)	(26)
Balance July 27, 2007	209	(87)	(206)	(5)	(88)
Period Change	(7)	(43)	3	5	(42)
Balance October 26, 2007	$202	$(130)	$(203)	$—	$(130)

Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to our non-U.S. subsidiaries, which are considered permanent in nature. The tax benefit on the unrealized loss on foreign exchange derivatives for the three and six months ended October 26, 2007 was $24 and $42, respectively. The tax expense/(benefit) on the unrealized gain/(loss) on investments for the three and six months ended October 26, 2007 was $4 and $(3), respectively. The tax benefit on the defined benefit pension and post-retirement plan adjustments was not material for the three and six months ended October 26, 2007.

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

The following table presents the components and classification of stock-based compensation expense recognized for the three and six months ended October 26, 2007 and October 27, 2006:

	Three months ended		Six months ended
	October 26, 2007	October 27, 2006	October 26, 2007	October 27, 2006
Stock options	$28	$33	$58	$72
Restricted stock awards	13	8	26	14
Employee stock purchase plan	3	3	8	8
Total stock-based compensation expense	$44	$44	$92	$94

Cost of sales	$5	$4	$11	$10
Research and development expense	11	10	23	22
Selling, general and administrative expense	28	30	58	62
Total stock-based compensation expense	$44	$44	$92	$94

Note 15 — Retirement Benefit Plans

The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), defined contribution savings plans, post-retirement medical plans (post-retirement benefits), and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the pension and post-retirement medical plans include the following components for the three and six months ended October 26, 2007 and October 27, 2006:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Three months ended		Three months ended		Three months ended
	October 26, 2007	October 27, 2006	October 26, 2007	October 27, 2006	October 26, 2007	October 27, 2006
Service cost	$18	$16	$7	$7	$4	$3
Interest cost	13	11	4	3	3	3
Expected return on plan assets	(21)	(18)	(4)	(3)	(3)	(2)
Recognized actuarial (gain)/loss	3	4	—	—	—	—
Net periodic benefit cost	13	13	7	7	4	4
Special termination benefits	—	—	—	—	—	—
Total Cost for Period	$13	$13	$7	$7	$4	$4

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Six months ended		Six months ended		Six months ended
	October 26, 2007	October 27, 2006	October 26, 2007	October 27, 2006	October 26, 2007	October 27, 2006
Service cost	$36	$32	$15	$13	$8	$6
Interest cost	26	23	8	6	6	6
Expected return on plan assets	(42)	(37)	(9)	(6)	(6)	(5)
Recognized actuarial (gain)/loss	6	7	1	1	1	1
Net periodic benefit cost	26	25	15	14	9	8
Special termination benefits	3	—	—	—	1	—
Total Cost for Period	$29	$25	$15	$14	$10	$8

As a result of the restructuring initiative that began in the fourth quarter of fiscal year 2007, the Company has recognized special termination benefits in the six months ended October 26, 2007. The expense is related to employees who elected to accept early retirement packages provided under the restructuring initiatives in the first quarter of fiscal year 2008. The incremental expense from these special termination benefits is reflected in the table above.

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

On October 6, 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson (J&J), filed suit in U.S. District Court for the District of Delaware against Arterial Vascular Engineering, Inc., which Medtronic acquired in January 1999 and which is now known as Medtronic Vascular, Inc. (Medtronic Vascular). The suit alleged that Medtronic Vascular’s modular stents infringe certain patents owned by Cordis. Boston Scientific Corporation is also a defendant in this suit. On December 22, 2000, a jury rendered a verdict that Medtronic Vascular’s previously marketed MicroStent and GFX stents infringed valid claims of two Cordis patents and awarded damages to Cordis totaling approximately $270. On March 28, 2002, the District Court entered an order in favor of Medtronic Vascular, deciding as a matter of law that Medtronic Vascular’s MicroStent and GFX stents did not infringe the patents. Cordis appealed, and on August 12, 2003, the U.S. Court of Appeals for the Federal Circuit reversed the District Court’s decision and remanded the case to the District Court for further proceedings. The District Court thereafter issued a new patent claim construction and a new trial was held in March 2005. On March 14, 2005, the jury found that the previously marketed MicroStent and GFX stent products infringed valid claims of Cordis’ patents. On March 27, 2006, the District Court denied post-trial motions filed by the parties, including Cordis’ motion to reinstate the previous damages award. On April 26, 2006, Medtronic filed its Notice of Appeal of the judgment of infringement. Briefing of the appeal was completed in March 2007. The Federal Circuit heard oral argument on October 3, 2007, but has not issued an opinion to date. The District Court has deferred any hearing on damages issues until after the U.S. Court of Appeals for the Federal Circuit resolves the appeal on the finding of liability. On February 23, 2007, the United States Patent and Trademark Office (USPTO) granted a request for reexamination of the claims of the patent at issue in the above proceedings. Until that reexamination is concluded, its impact remains unknown. Medtronic has not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

On December 24, 1997, Abbott Cardiovascular Systems Inc. (ACS), a subsidiary of Abbott Laboratories, sued Medtronic Vascular in U.S. District Court for the Northern District of California alleging that certain models of Medtronic Vascular’s stents infringe the Lau stent patents held by ACS, and seeking injunctive relief and monetary damages. Medtronic Vascular denies infringement. In February 2005, following trial, a jury determined that the ACS Lau stent patents were valid and that Medtronic’s Driver, GFX, MicroStent, S540, S660, S670, Bestent2 and S7 stents infringe those patents. Medtronic Vascular made numerous post-trial motions challenging the jury’s verdict of infringement and validity. On March 30, 2007, the District Court denied the motions, and on April 24, 2007, the District Court decided that the patents were enforceable. The District Court entered judgment in favor of ACS and against Medtronic Vascular on the issues of validity, infringement and enforceability of the Lau patents in May 2007. ACS filed a motion for injunction in the District Court on June 29, 2007. Medtronic filed its motion to stay ACS’s motion for an injunction on July 6, 2007, pending arbitration under a 2002 Abbott/Medtronic agreement providing Medtronic with a License that Medtronic asserts precludes the ACS injunction motion. On August 6, 2007, the Delaware District Court granted Medtronic’s Motion to Stay, in part, permitting arbitration to proceed on Medtronic’s assertion that it has a license to practice the Lau patents in its Endeavor stent. The Court also set a schedule for hearing Abbott’s motion for an injunction on Medtronic’s bare metal stents, but has not set a hearing date. Medtronic will appeal the May 2007 Judgment when the District Court resolves all issues relating to ACS’s injunction motion. Issues of damages have been bifurcated from the liability phase of the proceedings. Previously in August 2005, the Court had issued an order continuing a stay of any further proceedings on the questions of damages or willfulness. On May 18, 2007, the District Court confirmed that it would not hold a trial on damage issues until the U.S. Court of Appeals for the Federal Circuit has reviewed the underlying liability issues concerning alleged infringement, invalidity and inequitable conduct. In response to Medtronic’s Request for Reexamination for each of the four Lau patents, in December 2006, the USPTO issued an “office action” finding that the claims which Medtronic products were previously found to have infringed were not patentable. On November 27, 2007, the USPTO granted a second petition to reexamine the Lau ‘154 patent. The patent holder will now have an opportunity to challenge the USPTO’s office action in further proceedings in the reexaminations. Until these reexaminations are concluded, their potential impact upon the claims relating to the Lau patents in the above proceeding remains unknown. The Company has not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

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

On January 26, 2001, DePuy Spine (formerly DePuy/AcroMed), a subsidiary of J&J, and Biedermann Motech GMBH (collectively, “DePuy”) filed suit in U.S. District Court for the District of Massachusetts alleging that Medtronic’s subsidiary, Medtronic Sofamor Danek USA, Inc. (MSD), was infringing a patent relating to a design for a thoracolumbar multi-axial screw (MAS). DePuy subsequently supplemented its allegations to claim that MSD’s M10, M8 and Vertex screws infringe the patent. On April 17, 2003 and February 26, 2004, the District Court ruled on summary judgment that the M10, M8 and Vertex screws do not infringe. On October 1, 2004, a jury found that MAS screws, which MSD no longer sells in the U.S., infringe under the doctrine of equivalents. The jury awarded damages of $21 and on February 9, 2005, the Court entered judgment against MSD, including prejudgment interest, in the aggregate amount of $24. In the third quarter of fiscal year 2005, the Company recorded an expense equal to the $24 judgment in the matter. DePuy appealed the Court’s decisions that the M10, M8 and Vertex screws do not infringe, and MSD appealed the jury’s verdict that the MAS screws infringe valid claims of the patent. On November 20, 2006, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the District Court that the M10 and M8 screws do not infringe, affirmed the jury’s verdict and damage award on the MAS screws, affirmed the decision that the Vertex screws do not literally infringe, but remanded the case, ruling that there is a triable issue of fact as to whether the Vertex screws infringe under the doctrine of equivalents. On remand, DePuy further supplemented its allegations to claim that the Vertex MAX screw products also infringe. On March 20, 2007, the District Court declined to stay execution of the judgment relating to the MAS product. On March 30, 2007, the judgment plus accrued interest was paid under protest. On May 30, 2007, the USPTO ordered reexamination of the patent. The District Court declined to stay the trial pending completion of the reexamination process. Until the reexamination is concluded, its potential impact on the remaining claims in the proceedings remains unknown. On September 27, 2007, a jury found that the Vertex and Vertex MAX screws infringe under the doctrine of equivalents and awarded $226 in damages to DePuy. The verdict is not yet final and is subject to post-trial rulings on certain of Medtronic’s defenses. In the event of an unfavorable ruling on the remaining issues, Medtronic intends to appeal the final judgment. The Company has not recorded any additional expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

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

On February 10, 2005, Medtronic voluntarily began to advise physicians about the possibility that a specific battery shorting mechanism might manifest itself in a subset of implantable cardioverter defibrillators (ICDs) and cardiac resynchronization therapy-defibrillators (CRT-Ds). These included certain Marquis VR/DR and Maximo VR/DR ICDs and certain InSync I/II/III Marquis and InSync III CRT-D devices. The Company provided physicians a list of potentially affected patients, and recommended that physicians communicate with those patients to manage the potential issue as physicians deemed medically appropriate. The voluntary field action was classified by the U.S. Food and Drug Administration (FDA) as a Class II recall, defined as one where there may be temporary or medically reversible adverse health consequences, or where the probability of serious adverse health consequences is remote. Subsequent to this voluntary field action, a number of lawsuits have been filed against the Company in both federal and state courts, alleging a variety of claims, including individuals asserting claims of personal injury and third party payors (TPP) alleging entitlement to reimbursement (including a claim by an individual purporting to act as a surrogate for the Center for Medicare and Medicaid Services, whose claim has been dismissed by the Court for failure to state a proper cause of action). While the number of cases filed changes continually, there are approximately 1,062 federal court cases and approximately 71 state court cases, reflecting a total of approximately 1,127 individual personal injury cases and six TPP cases. In addition, five purported class action personal injury suits have been filed in Canada. The federal court cases have been consolidated for pretrial proceedings before a single federal judge in the District of Minnesota pursuant to the MultiDistrict Litigation rules (MDL). Separate master complaints have been filed in the MDL for the personal injury and TPP groups of cases. On November 28, 2006, the MDL court denied the Company’s threshold legal motion, which was filed on March 26, 2006, seeking federal preemption of the lawsuits, finding that fact issues remained for discovery and trial before the legal question could be resolved. On January 5, 2007, the MDL court denied the Company’s March 26, 2006 motion to dismiss the TPP litigation, thus permitting it to go forward into the remainder of the litigation process. The TPP master complaint contains class action allegations, which the Company plans to rigorously challenge. The personal injury master complaint does not contain such allegations, although the Plaintiffs’ Steering Committee has indicated that they may pursue class certification of those claims. On June 7, 2007, the Court issued an amended scheduling order for the MDL cases, setting deadlines for discovery and pretrial motions in the first half of calendar year 2008, and a ready for trial date for bellwether personal injury cases on July 1, 2008. During the pretrial and discovery phase the Company plans to assert its defenses to the merits of the various claims. The Company remains unaware of any confirmed death or serious injury resulting from any device failure due to the shorting mechanism described in the February 10, 2005 voluntary field action, although certain of plaintiffs’ claims make such allegations. The Company has not recorded an expense related to damages in connection with the various Marquis related lawsuits because potential losses are not currently probable or reasonably estimable under SFAS No. 5.

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

On October 15, 2007, the Company voluntarily suspended worldwide distribution of its Sprint Fidelis family of defibrillation leads. This decision was based on a variety of factors that, when viewed together, indicated that suspending distribution was the appropriate action. At the time, Sprint Fidelis lead viability was trending lower than other Company defibrillation leads, but had not then become statistically significant. The leads are used to deliver therapy in patients with implantable cardioverter defibrillators (ICDs), but are not used in pacemaker patients. The FDA subsequently classified the Company's action as a Class I recall. Approximately 26 lawsuits regarding the Fidelis leads have been filed against the Company, including 12 putative class action suits. In general the suits allege claims of product liability, warranty, negligence, unjust enrichment, emotional distress and consumer protection violations. Plaintiffs’ counsel in several of the suits have asked for consolidation and coordination of the suits filed in federal court under MDL rules. Briefing to the judicial panel on MDL is in process, but no date has been set for hearing. Several state court lawsuits have also been filed, generally alleging similar causes of action. Three state suits are pending, with two of them in Minnesota and the other in California. The Company has not recorded an expense related to damages in connection with the matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

On November 8, 2007, a class action complaint was filed against the Company and certain of its officers in the U.S. District Court for the District of Minnesota, alleging violations of Section 10b-5 of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaint is brought on behalf of persons or entities who purchased securities of Medtronic during the period of June 25, 2007 through October 15, 2007. The complaint alleges that “materially false and misleading” representations were made as to the market acceptance and use of the Fidelis defibrillator leads to artificially inflate Medtronic’s stock price. The Company has not recorded an expense related to damages in connection with this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

Medtronic is a licensee to the RE 38,119 patent (‘119 Patent) and RE 38,897 patent (‘897 Patent) owned by Mirowski Family Ventures, LLC (Mirowski) relating to the treatment of hemodynamic dysfunction. Medtronic and Mirowski dispute the application of the ‘119 and ‘897 Patents to certain Medtronic cardiac resynchronization products. The parties have entered into a tolling agreement deferring and conditioning any litigation of the dispute upon conditions precedent. The tolling agreement expired on October 1, 2007. In subsequent notices, Mirowski identified certain claims of the two patents that Mirowski asserts Medtronic is using. Medtronic will respond to the Mirowski notice in accordance with the agreement between the parties for resolving any dispute. If certain conditions are fulfilled, the ‘119 and/or ‘897 Patents determined to be valid and the Medtronic products found to infringe the ‘119 and/or ‘897 Patents, Medtronic will be obligated to pay royalties to Mirowski based upon sales of certain CRT products. As of October 26, 2007, the amount of disputed royalties and interest related to CRT products is $66. This amount has not been accrued because the outcome is not currently probable under SFAS No. 5.

In addition, Medtronic is a licensee to the 4,407,288 Patent (‘288 Patent) owned by Mirowski relating to implantable cardiac defibrillators. Until November 2001, Medtronic accrued and paid royalties under the license based on a percentage of ICD sales. Medtronic and Mirowski dispute the application of the ‘288 Patent to certain Medtronic ICD products. In November 2001, Medtronic ceased paying royalties and entered into an agreement with Mirowski to pay putative royalties into an interest-bearing escrow account through the expiration of the ‘288 Patent in December of 2003. As of October 26, 2007, the current balance in the interest-bearing escrow account is $81. The parties also entered into a tolling agreement deferring and conditioning any litigation of the obligation to pay royalties upon certain conditions precedent. If these conditions are fulfilled and the patent determined to be invalid or Medtronic’s products found not to infringe, the escrowed funds will be released to Medtronic.

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

Note 17 — Segment and Geographic Information

Segment information:

During the first quarter of fiscal year 2008, the Company revised its operating segment reporting to combine its former Vascular and Cardiac Surgery businesses into the new CardioVascular business. Additionally, the Company created a new operating segment, Corporate Technologies and New Ventures, under which the Company intends to cultivate technologies that can be applied across business units. The Company has separated the Navigation business from the Spinal operating segment and will report its results as a part of this new operating segment since the Company expects to leverage this technology across multiple businesses. The Company now functions in eight operating segments, consisting of Cardiac Rhythm Disease Management (CRDM), Spinal, CardioVascular, Neuromodulation (formerly Neurological), Diabetes, Ear, Nose and Throat (ENT), Physio-Control, and Corporate Technologies and New Ventures. The information for the three and six months ended October 27, 2006 has been reclassified to conform to the current presentation of eight operating segments.

Management believes each of the Company’s operating segments have similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments, and shared infrastructures. Net sales by operating segment were as follows:

	Three months ended		Six months ended
	October 26, 2007	October 27, 2006	October 26, 2007	October 27, 2006
Cardiac Rhythm Disease Management	$1,148	$1,252	$2,383	$2,401
Spinal	660	599	1,304	1,174
CardioVascular	490	455	976	903
Neuromodulation	321	291	610	567
Diabetes	246	212	486	408
Ear, Nose, Throat	149	129	293	257
Physio-Control	74	111	133	212
Corporate Technologies and New Ventures	36	26	65	50
Total Net Sales	$3,124	$3,075	$6,250	$5,972

On December 4, 2006, the Company announced its intention to pursue a spin-off of Physio-Control into an independent, publicly traded company. Physio-Control is the Company’s wholly-owned subsidiary that offers external defibrillators, emergency response systems, data management solutions and support services used by hospitals and emergency response personnel. On January 15, 2007, the Company announced a voluntary suspension of U.S. shipments of Physio-Control products manufactured at its facility in Redmond, Washington in order to address quality system issues. The Company and the FDA have continued their discussions regarding corrective actions for the Physio-Control quality systems, and we expect resolution by the end of fiscal year 2008. The degree to which shipments may be permitted or restricted as a result of this process will depend upon the extent and timing of any corrective actions. Physio-Control has made progress in improving its quality systems and, accordingly, has resumed limited shipments to domestic customers. Following the resolution of these matters, the Company intends to continue to pursue the spin-off of Physio-Control. Physio-Control’s loss before interest and income taxes for the three and six months ended October 26, 2007 was $(9) and $(30), respectively. Physio-Control’s earnings before interest and income taxes for the three and six months ended October 27, 2006 was $10 and $15, respectively.

Geographic information:

Net sales to external customers by geography are as follows:

	Three months ended		Six months ended
	October 26, 2007	October 27, 2006	October 26, 2007	October 27, 2006
United States	$1,958	$2,033	$3,906	$3,916
Europe	718	648	1,457	1,299
Asia Pacific	339	293	679	568
Other Foreign	109	101	208	189
Total Net Sales	$3,124	$3,075	$6,250	$5,972

Note 18 — Subsequent Event

On November 2, 2007, the Company consummated the acquisition of Kyphon and it became a wholly owned subsidiary of the Company. Kyphon develops and markets medical devices designed to restore and preserve spinal function and diagnose the source of low back pain using minimally invasive technologies. It is expected that the acquisition of Kyphon will add to the growth of the Company’s existing Spinal business by extending its product offerings into some of the fastest growing product segments and enabling the Company to provide physicians with a broader range of therapies for use at all stages of the care continuum.

Under the terms of the agreement announced on July 27, 2007, Kyphon shareholders received $71 per share in cash for each share of Kyphon common stock they owned. Total consideration for the transaction was approximately $4,200 which includes the purchase of outstanding Kyphon common stock, the assumption and settlement of existing Kyphon debt and payment of direct acquisition costs. Total debt assumed relates to Kyphon’s obligations under existing credit and term loan facilities and outstanding senior convertible notes. As of the date of the transaction, the existing credit and term loan facilities have been fully paid and terminated. The senior convertible notes are expected to be converted by the holders in the weeks following the close of the transaction and have been included in the total purchase consideration above. In addition, the total purchase consideration includes the estimated proceeds of unwinding the related convertible note hedges and cancellation and payment of the warrants to the hedge participants that were originally issued by Kyphon in February 2007.

The transaction was financed through a combination of $3,300 Medtronic cash on hand, $600 financed through the issuance of commercial paper and $300 borrowed through a new unsecured revolving credit facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Understanding Our Financial Information

The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic, Inc. For a full understanding of financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 27, 2007. In addition, you should read this discussion along with our condensed consolidated financial statements and related Notes thereto as of October 26, 2007.

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

Executive Level Overview

We are the global leader in medical technology, alleviating pain, restoring health and extending life for millions of people around the world. During the first quarter of fiscal year 2008, we revised our operating segment reporting to combine our former Vascular and Cardiac Surgery businesses into the new CardioVascular business. Additionally, we created a new operating segment, Corporate Technologies and New Ventures, under which we intend to cultivate technologies that can be applied across business units. We have separated the Navigation business from Spinal and will report its results as a part of this new operating segment since we expect to leverage this technology across multiple businesses. We now function in eight operating segments, consisting of Cardiac Rhythm Disease Management (CRDM), Spinal, CardioVascular, Neuromodulation (formerly Neurological), Diabetes, Ear, Nose and Throat (ENT), Physio-Control, and Corporate Technologies and New Ventures. The applicable information for the three and six months ended October 27, 2006 has been reclassified to conform to the current presentation of eight operating segments.

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

Net earnings for the second quarter of fiscal year 2008 were $666 million, or $0.58 per diluted share, as compared to net earnings of $681 million, or $0.59 per diluted share for the same period in the prior fiscal year, each representing a decrease of 2 percent. The decrease in net earnings for the three months ended October 26, 2007 was driven primarily by the impact of the voluntary suspension of worldwide distribution of the Sprint Fidelis Family of defibrillator leads (Fidelis lead), including significant lost revenue and incurred expenses for inventory write-offs and other direct costs. See the discussion in the “Other Matters” section of this management’s discussion and analysis for further information on the suspension of worldwide distribution of the Fidelis lead.

Net earnings for the six months ended October 26, 2007 were $1.341 billion, or $1.17 per diluted share, as compared to net earnings of $1.280 billion, or $1.10 per diluted share for the same period last fiscal year, representing increases of 5 percent and 6 percent, respectively. Net earnings for the six months ended October 26, 2007 included after-tax restructuring and IPR&D charges that decreased net earnings by $47 million, or $0.03 per diluted share. Net earnings for the six months ended October 27, 2006 included a certain litigation charge that decreased net earnings by $40 million, or $0.04 per diluted share. See further discussion of these charges in the “Restructuring, Certain Litigation, and IPR&D Charges” section of this management’s discussion and analysis. The increase in net earnings for the six months ended October 26, 2007 was driven primarily by net sales growth in the first quarter of fiscal year 2008 and a lower effective tax rate, partially offset by the impact of the suspension of worldwide distribution of the Fidelis lead.

The table below illustrates net sales by operating segment for the three and six months ended October 26, 2007 and October 27, 2006 (dollars in millions):

	Net Sales			Net Sales
	Three months ended			Six months ended
	October 26, 2007	October 27, 2006	% Change	October 26, 2007	October 27, 2006	% Change
Cardiac Rhythm Disease Management	$1,148	$1,252	(8)%	$2,383	$2,401	(1)%
Spinal	660	599	10	1,304	1,174	11
CardioVascular	490	455	8	976	903	8
Neuromodulation	321	291	10	610	567	8
Diabetes	246	212	16	486	408	19
Ear, Nose and Throat (ENT)	149	129	16	293	257	14
Physio-Control	74	111	(33)	133	212	(37)
Corporate Technologies and New Ventures	36	26	38	65	50	30
Total Net Sales	$3,124	$3,075	2%	$6,250	$5,972	5%

Net sales for the three and six months ended October 26, 2007 were $3.124 billion and $6.250 billion, representing an increase of 2 percent and 5 percent, respectively, in comparison to the same periods in the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three and six months ended October 26, 2007 of $73 million and $121 million, respectively, when compared to the same periods in the prior fiscal year. The increase in net sales for the three and six months ended October 26, 2007 was primarily driven by our Spinal, CardioVascular, Neuromodulation, and Diabetes operating segments. The Spinal and Diabetes businesses experienced worldwide net sales growth for the three and six months ended October 26, 2007. CardioVascular experienced strong net sales growth outside the U.S. while Neuromodulation experienced strong net sales growth in the U.S. for the three and six months ended October 26, 2007, respectively. The growth in these businesses was partially offset by the decline in CRDM and Physio-Control U.S. net sales associated with the suspension of worldwide distribution of the Fidelis lead and our continued voluntary suspension of U.S. sales of Physio-Control products, respectively. See the discussion in the “Other Matters” section of this management’s discussion and analysis for further information on the suspension of worldwide distribution of the Fidelis lead and Physio-Control. The primary exchange rate movements that impact our consolidated net sales growth are the U.S. dollar as compared to the Euro and Japanese Yen. The impact of foreign currency fluctuations on net sales is not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities (see “Quantitative and Qualitative Disclosures About Market Risk” following this management’s discussion and analysis under “Item 3” as it relates to our hedging activities). For more detail regarding net sales, see our discussion of net sales by operating segment within this management’s discussion and analysis.

We remain committed to our mission of developing lifesaving and life enhancing therapies to alleviate pain, restore health and extend life. We continue to make substantial investments in the expansion of our existing product lines and for the identification of new innovative products. Research and development spending during the three and six months ended October 26, 2007 was $298 million and $598 million, respectively, or 9.5 percent and 9.6 percent of net sales, respectively. Our research and development efforts are focused on maintaining or achieving leadership in each of the markets we serve by providing patients the most advanced and effective treatments possible. We work to improve patient access through well planned studies, which show the safety, efficacy, and cost-effectiveness of our therapies, and our alliance with patients, clinicians, regulators and reimbursement agencies. We also focus on clinical trials, which lead to market expansion and may enable further market penetration for our life changing devices.

Other Matters

On October 15, 2007, we announced the voluntary suspension of worldwide distribution of Fidelis leads because of the potential for lead fractures. Leads are sophisticated “wires” that connect an electronic pulse generator to the heart and are the pathway for therapy delivery between the device and heart. The Fidelis leads are applicable to therapy delivery in defibrillators only, including implantable cardioverter defibrillators (ICDs) and cardiac resynchronization therapy – defibrillators (CRT-Ds). The decision to voluntarily suspend the worldwide distribution of the Fidelis lead was based on a variety of factors that, when viewed together, indicate a voluntary suspension of the worldwide distribution of the Fidelis lead was the appropriate action. Based on Medtronic’s extensive performance data, Fidelis lead viability is trending lower than Medtronic’s Sprint Quattro (Quattro) lead at 30 months after implant (97.7% Sprint Fidelis vs. 99.1% Sprint Quattro). This difference is not considered statistically significant; however, if the current lead fracture rates remain constant, it could become so over time. We believe that given this performance trend, this action was in the patients’ best interest.

At the point we ceased selling Fidelis leads and asked customers to return their unused product, Fidelis leads represented approximately 75 percent of our high power lead manufacturing output with our Quattro leads representing the other 25 percent. Given the product mix in the field at the time of the decision and the availability of Quattro leads, we believe we missed opportunities to fulfill customer’s typical purchasing needs at the end of the quarter in addition to reversing approximately $35 million in revenue due to Fidelis product returns. In Japan, Fidelis is also the only high power defibrillation lead approved for sale by Medtronic and therefore we believe we also lost opportunities to sell into that market. We have begun reengineering our supply chain to increase output of Quattro leads to satisfy customer demand and to replenish customer inventories where appropriate. In Japan, we have filed for regulatory approval for commercialization of the Quattro lead and hope for approval late in fiscal year 2008.

On December 4, 2006, we announced our intention to pursue a spin-off of Physio-Control into an independent, publicly traded company. Physio-Control is our wholly-owned subsidiary that offers external defibrillators, emergency response systems, data management solutions, and support services used by hospitals and emergency response personnel. On January 15, 2007, we announced our voluntary suspension of U.S. shipments of Physio-Control products manufactured at our facility in Redmond, Washington in order to address quality system issues. The Company and the United States Food and Drug Administration (FDA) have continued their discussions regarding corrective actions for the Physio-Control quality systems, and we expect resolution by the end of fiscal year 2008. The degree to which shipments may be permitted or restricted as a result of this process will depend upon the extent and timing of any corrective actions. Physio-Control has made progress in improving its quality systems and, accordingly, has resumed limited shipments to domestic customers. Following the resolution of these matters, we intend to continue to pursue the spin-off of Physio-Control.

Critical Accounting Estimates

We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (U.S. GAAP). Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our annual report on Form 10-K for the year ended April 27, 2007.

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

For the three months ended October 26, 2007 the company’s operational and tax strategies have resulted in an effective and non-GAAP nominal tax rate of 23.25 percent versus the U.S. Federal statutory rate of 35.0 percent. For the six months ended October 26, 2007, the company’s overall tax rate including the tax impact of restructuring and IPR&D charges has resulted in an effective tax rate of 23.21 percent. Excluding the impact of these items in the six months ended October 26, 2007, our operational and tax strategies have resulted in a non-GAAP nominal tax rate of 23.25 percent versus the U.S. Federal statutory rate of 35.0 percent. The non-GAAP nominal tax rate is defined as the income tax provision (benefit) as a percentage of taxable income, excluding restructuring, certain litigation, and IPR&D charges. An increase in our nominal tax rate of 1 percent would result in an additional income tax provision for the three and six months ended October 26, 2007 of approximately $9 million and $18 million, respectively. See discussion of the tax rate in the “Income Taxes” section of this management’s discussion and analysis.

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

The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our condensed consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows. Goodwill was $4.335 billion and $4.327 billion as of October 26, 2007 and April 27, 2007, respectively.

Other intangible assets consist primarily of purchased technology, patents, and trademarks which are amortized using the straight-line or accelerated basis, as appropriate, over their estimated useful lives, ranging from 3 to 20 years. As of October 26, 2007, all of our intangible assets have definite lives and are amortized on a straight-line basis. We review these intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. Other intangible assets, net of accumulated amortization, were $1.389 billion and $1.433 billion as of October 26, 2007 and April 27, 2007, respectively.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). Under the fair value recognition provisions of SFAS No. 123(R), we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. We elected the modified-prospective method of adopting SFAS No. 123(R), under which prior periods were not retroactively restated. Estimated stock-based compensation expense for the non-vested portion of awards granted prior to the effective date is being recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), pro forma disclosures. Total stock-based compensation expense recognized during the three and six months ended October 26, 2007 was $44 million and $92 million pre-tax. See Note 14 to the condensed consolidated financial statements for further information regarding our stock-based compensation programs.

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

Acquisitions

Three and six months ended October 26, 2007

On June 25, 2007, we acquired substantially all of the O-arm Imaging System (O-arm) assets of Breakaway Imaging, LLC (Breakaway), a privately held company based in Littleton, Massachusetts. Prior to the acquisition, we had the exclusive rights to distribute and market the O-arm. The O-arm provides multi-dimensional surgical imaging for use in spinal and orthopedic surgical procedures. The acquisition is expected to bring the O-arm into a broad portfolio of image guided surgical solutions within our Corporate Technologies and New Ventures business. Total consideration for Breakaway was approximately $26 million in cash, subject to purchase price increases, which would be triggered by the achievement of certain milestones. The pro forma impact of Breakaway was not significant to our results for the three and six months ended October 26, 2007 or October 27, 2006.

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

The results of operations related to Odin have been included in our condensed consolidated statements of earnings since the date of the acquisition. The pro forma impact of Odin was not significant to our results for the three and six months ended October 27, 2006.

In addition to the acquisitions above, Medtronic periodically acquires certain tangible or intangible assets and purchases interests in certain enterprises that do not otherwise qualify for accounting as a business combination. These transactions are largely reflected in the condensed consolidated statements of cash flows as a component of investing activities under purchase of intellectual property.

Subsequent Acquisition

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

We completed this acquisition on November 2, 2007. For further discussion, see Note 18 to the condensed consolidated financial statements.

Net Sales

The table below illustrates net sales by operating segment for the three and six months ended October 26, 2007 and October 27, 2006 (dollars in millions):

	Three months ended			Six months ended
	October 26, 2007	October 27, 2006	% Change	October 26, 2007	October 27, 2006	% Change
Pacing Systems	$495	$473	5%	$990	$933	6%
Defibrillation Systems	639	764	(16)	1,365	1,436	(5)
Other	14	15	(7)	28	32	(13)
CARDIAC RHYTHM DISEASE MANAGEMENT	1,148	1,252	(8)	2,383	2,401	(1)
Spinal Instrumentation	462	421	10	916	833	10
Spinal Biologics	198	178	11	388	341	14
SPINAL	660	599	10	1,304	1,174	11
Coronary Stents	149	132	13	302	252	20
Other Coronary/Peripheral	96	92	4	191	191	—
Endovascular	70	63	11	138	124	11
Revascularization and Surgical Therapies	105	98	7	207	200	4
Structural Heart Disease	70	70	—	138	136	1
CARDIOVASCULAR	490	455	8	976	903	8
Neuro Implantables	264	238	11	500	464	8
Gastroenterology & Urology	57	53	8	110	103	7
NEUROMODULATION	321	291	10	610	567	8
DIABETES	246	212	16	486	408	19
Core ENT	75	65	15	150	131	15
Neurologic Technologies	74	64	16	143	126	13
ENT	149	129	16	293	257	14
PHYSIO-CONTROL	74	111	(33)	133	212	(37)
CORPORATE TECHNOLOGIES & NEW VENTURES	36	26	38	65	50	30
TOTAL	$3,124	$3,075	2%	$6,250	$5,972	5%

Forward-looking statements are subject to risk factors (see “Cautionary Factors That May Affect Future Results” set forth in our Annual Report on Form 10-K for the year ended April 27, 2007 and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q).

Cardiac Rhythm Disease Management

CRDM products consist primarily of pacemakers, implantable defibrillators, leads, ablation products, electrophysiology catheters, and information systems for the management of patients with our devices. CRDM net sales for the three months and six months ended October 26, 2007 were $1.148 billion and $2.383 billion, a decrease of 8 percent and 1 percent, respectively, when compared to the same periods of the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three and six months ended October 26, 2007 of approximately $30 million and $51 million, respectively, when compared to the same periods of the prior fiscal year.

Worldwide net sales of Defibrillation Systems, our largest product line, for the three and six months ended October 26, 2007 were $639 million and $1.365 billion, a decrease of 16 percent and 5 percent, respectively, when compared to the same periods of the prior fiscal year. The declines in net sales, as compared to the prior year periods, were the result of the suspension of worldwide distribution of the Fidelis lead and the comparison to strong periods in the prior fiscal year. See the discussion in the “Other Matters” section of this management’s discussion and analysis for further information on the suspension of worldwide distribution of the Fidelis lead. Net sales from Defibrillation Systems in the U.S. for the three and six months ended October 26, 2007 were $434 million and $938 million, a decrease of 22 percent and 11 percent, respectively, when compared to the same periods of the prior fiscal year. Outside the U.S., net sales from Defibrillation Systems for the three and six months ended October 26, 2007 were $205 million and $427 million, a decrease of 2 percent and an increase of 10 percent, respectively, when compared to the same periods of the prior fiscal year. The decrease in net sales in the U.S. and outside the U.S. for the three months ended October 26, 2007 was the result of the suspension of worldwide distribution of the Fidelis lead. The decrease in net sales in the U.S. for the six months ended October 26, 2007 was not as significant, although impacted by the suspension of worldwide distribution of the Fidelis lead, because the first quarter of fiscal year 2008 saw strong sales of Virtuoso ICDs and Concerto CRT-Ds. Both of these devices feature Conexus wireless technology which allows for remote transfer of patient data and enables communication remotely between the implanted device and programmer at the time of implant, during follow-up in a clinician’s office, or remotely using a patient home monitor. The increase in net sales outside the U.S. for the six months ended October 26, 2007 is primarily driven by the benefit of foreign currency and continued acceptance of the Virtuoso ICDs and Concerto CRT-Ds.

Pacing Systems net sales for the three and six months ended October 26, 2007 were $495 million and $990 million, an increase of 5 percent and 6 percent, respectively, when compared to the same periods of the prior fiscal year. Instrumental in driving the revenue growth was the Adapta family of pacemakers, including the Adapta, Versa, and Sensia models, which were launched in the U.S. in the second quarter of fiscal year 2007 and have been available outside the U.S. since late fiscal year 2006. The Adapta family of pacemakers incorporates an array of automatic features to help physicians improve pacing therapy and streamline the patient follow-up process, potentially minimizing the amount of time spent in a physician’s office. Adapta offers Managed Ventricular Pacing, or MVP, which is an atrial based pacing mode that significantly reduces unnecessary pacing in the right ventricle while providing the safety of a dual chamber backup if necessary. Clinical studies have suggested that reducing this unnecessary pacing in the right ventricle may decrease the risk of developing heart failure and atrial fibrillation, a potentially life-threatening irregular heartbeat. The revenue growth for both periods was slowed by the suspension of worldwide distribution of the Fidelis lead, as we believe we lost some revenue that would have been earned on combined Pacing and Defibrillation systems sales.

Looking ahead, we expect our CRDM operating segment should benefit from the following:

•

Availability of a supply of alternative Medtronic Quattro leads. We continue to reengineer our supply chain to increase the output of Quattro leads to satisfy the demand associated with sales of defibrillation systems. We expect to have enough Quattro product available to replenish customer inventory to normal levels by January 2008. Although we expect to benefit from having an increased supply of Quattro leads, we are uncertain as to the future impact the Fidelis lead suspension may have on the overall Defibrillation System market or our results in this market.

•

A worldwide Defibrillation System market that is still significantly under-penetrated. Our investments to expand the physician referral network, enhance clinical evidence, and develop technologies that promote the ease of use and care should drive increased usage of defibrillator therapies.

•

Continued acceptance of the Adapta family of pacemakers, including the Adapta, Versa, and Sensia models. Fiscal year 2008 will benefit from having the Adapta family of pacemakers available in the U.S. for the full fiscal year.

•

Continued expansion of the Medtronic CareLink Service, available on both the Pacing and Defibrillator platforms in the U.S., Canada, and Western Europe. The Medtronic CareLink Service enables clinicians to review data about implanted cardiac devices in real time and access stored patient and device diagnostics through a secure Internet website. The data, which is comparable to information provided during an in-clinic device follow-up, provides the patient’s medical team with a comprehensive view of how the device and patient’s heart are operating. The Medtronic CareLink Service continues to drive physician preference for our products. As of the end of the second quarter of fiscal year 2008, approximately 1,890 clinics were monitoring approximately 187,000 implant patients in the U.S. and we continue to expand this network. In June 2007, we launched the Medtronic CareLink Service throughout Western Europe, which should facilitate the doctor-patient interaction outside the U.S. by offering more convenience, which should, in turn, increase follow-up compliance.

Spinal

Spinal products include thoracolumbar, cervical and interbody spinal devices, and bone graft substitutes. Spinal net sales for the three and six months ended October 26, 2007 were $660 million and $1.304 billion, an increase of 10 percent and 11 percent, respectively, over the same periods of the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three and six months ended October 26, 2007 of approximately $8 million and $10 million, respectively, when compared to the same periods of the prior fiscal year.

Spinal Instrumentation net sales for the three and six months ended October 26, 2007 were $462 million and $916 million, respectively, both increases of 10 percent over the same periods of the prior fiscal year, based on continued acceptance of our products for thoracolumbar and cervical sections of the spine. Thoracolumbar net sales growth was driven by outside the U.S. net sales of the CD HORIZON LEGACY 5.5 Spinal System (CD HORIZON) and the CAPSTONE Vertebral Body Spacer (CAPSTONE) for thoracolumbar stabilization and worldwide net sales growth of the Lumbar Dynamic platform of products. The CD HORIZON is the most comprehensive system on the market today, and is designed to provide procedural solutions for degenerative, deformity, or trauma applications using color coded implants and ergonomic instrumentation. The CAPSTONE is a minimal access device and technique designed to replace and restore vertebral height in the thoracolumbar spine. The growth of our Lumbar Dynamic platform of products, which allow some range in motion as compared to our fixed stabilization devices, was driven by demand for our PEEK Rod System in the U.S. and DIAM System outside the U.S. The growth in net sales of our cervical products was led by continued acceptance of the VERTEX Max Reconstruction System for cervical stabilization outside the U.S. and the U.S. launch of the PRESTIGE Cervical Disc System at the end of the first quarter of fiscal year 2008.

Spinal Biologics net sales for the three and six months ended October 26, 2007 were $198 million and $388 million, an increase of 11 percent and 14 percent, respectively, over the same periods of the prior fiscal year. These increases were primarily driven by continued strong acceptance of INFUSE Bone Graft in the U.S. INFUSE Bone Graft contains a recombinant human bone morphogenetic protein, or rhBMP-2, that induces the body to grow its own bone, eliminating the need for a painful second surgery to harvest bone from elsewhere in the body.

Looking ahead, we expect our Spinal operating segment should benefit from the following:

•	Continued acceptance of our products for stabilization of the thoracolumbar and cervical sections of the spine, including the CD HORIZON LEGACY 5.5 and the VERTEX Max Reconstruction System.

•

Continued acceptance of the INFUSE Bone Graft for spinal fusion and certain types of acute, open tibia fractures and the future acceptance of INFUSE Bone Graft for use in certain oral maxillofacial and dental regenerative bone grafting procedures.

•

Continued growth in the acceptance of our PRESTIGE Cervical Disc System, for dynamic stabilization, which received FDA approval on July 16, 2007 and was launched in the U.S. at the end of the first quarter of fiscal year 2008. The PRESTIGE Cervical Disc System is the first in a portfolio of artificial discs designed to serve patients suffering from severe degenerative disc disease, while maintaining motion in a patient’s cervical spine. We continue to train additional surgeons and are encouraged by the steady progress we are making with reimbursement agencies for coverage. Additionally, on July 17, 2007 the BRYAN Cervical Disc System received a recommendation for approval from an FDA advisory panel. We anticipate launching the BRYAN Cervical Disc System by the end of fiscal year 2008.

•	Continued acceptance of our Lumbar dynamic platform of products including the PEEK Rod System in the U.S. and the DIAM System outside the U.S.

•

Integration of Kyphon into the Spinal business. We expect this acquisition to add to the growth of our existing Spinal business by extending our product offerings into some of the fastest growing product segments and enabling us to provide physicians with a broader range of therapies for use at all stages of the care continuum.

CardioVascular

CardioVascular products consist of coronary and peripheral stents and related delivery systems, endovascular stent grafts, products for the treatment of heart valve disease and tissue ablation, and open heart and coronary bypass grafting surgical products. CardioVascular net sales for the three and six months ended October 26, 2007 were $490 million and $976 million, both increases of 8 percent over the same periods of the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three and six months ended October 26, 2007 of approximately $18 million and $30 million, respectively, when compared to the same periods of the prior fiscal year.

Coronary Stent net sales for the three and six months ended October 26, 2007 were $149 million and $302 million, an increase of 13 percent and 20 percent, respectively, as compared to the same periods in the prior fiscal year. The increase in Coronary Stents was driven by sales of Endeavor drug-eluting stents (DES) outside the U.S. and sales of the Driver family of bare metal stents worldwide. Endeavor DES, which generated revenue of $80 million and $161 million in the three and six months ended October 26, 2007, respectively, is now commercially released in all global markets except Canada, Japan, and the U.S. Although the market for stents and drug-eluting stents has been under pressure due to concerns regarding utility and safety, respectively, sales of our Endeavor DES continue to benefit from favorable long-term clinical data, along with its ease of delivery. In addition, we recognized revenue of $69 million and $141 million in the three and six months ended October 26, 2007, respectively, from the Driver family of bare metal stents, which experienced strong growth in the U.S. as a result of the aforementioned reduction in the use of drug-eluting stents. The Driver bare metal stent is a cobalt-chromium coronary stent which has thinner struts and provides greater maneuverability in placing the stent.

Endovascular net sales for the three and six months ended October 26, 2007 were $70 million and $138 million, both an increase of 11 percent in comparison to the same periods in the prior fiscal year. Growth in the Endovascular business was driven by the U.S. market-leading AneuRx AAAdvantage Stent Graft System, which is used to treat abdominal aortic aneurysms (AAA), and increased sales of the Talent AAA Stent Graft System and the Valiant Thoracic Stent Graft System outside the U.S. The Valiant Thoracic Stent Graft System is a next-generation stent graft used for the minimally invasive repair of the thoracic aorta, the body’s largest artery, for several disease states including aneurysms, penetrating ulcers, acute or chronic dissections, and contained or traumatic ruptures.

Revascularization and Surgical Therapies net sales for the three and six months ended October 26, 2007 were $105 million and $207 million, an increase of 7 percent and 4 percent, respectively, in comparison to the same periods in the prior fiscal year, led by net sales of our cannulae and beating heart products outside the U.S.

Structural Heart Disease net sales for the three and six months ended October 26, 2007 were $70 million and $138 million, respectively, which remained relatively flat in comparison to the same periods in the prior fiscal year as a result of declining sales of mechanical valves offsetting the revenue growth from tissue valves. Mechanical valve net sales were down due to the withdrawal and suspension of sale of the Advantage Valve from markets outside of the U.S. for the quarter. We are returning the Advantage Valve to markets outside of the U.S. in November 2007 on a limited basis, and we expect to have a full market return by the end of fiscal year 2008. Key drivers of the tissue valve growth were sales of the Mosaic and Mosaic Ultra tissue valves, which incorporate several design features to facilitate implantation and improve hemodynamics, as well as sales of the Melody Transcatheter Pulmonary Valve and Ensemble Transcatheter Delivery System outside the U.S.

Looking ahead, we expect our CardioVascular operating segment should benefit from the following:

•

Our anticipated entry into the U.S. drug-eluting stent market. We achieved an important regulatory milestone in October 2007 when the FDA Circulatory System Devices Panel unanimously recommended conditional approval of the Endeavor DES. We continue to work with the FDA to resolve the final outstanding comments and anticipate we may still receive final FDA approval and initiate a U.S. launch of Endeavor DES by the end of calendar year 2007.

•

Acceptance of Endeavor Resolute in currently available markets. Endeavor Resolute combines the proven components of the Endeavor DES with Biolinx, a proprietary biocompatible polymer. Biolinx lengthens the duration of Zotarolimus elution to correspond with the extended healing characteristics associated with complex lesions and patients with complex medical conditions, such as diabetes. In October 2007, we received CE Mark approval and launched Endeavor Resolute in select countries. We expect to launch Endeavor Resolute in more than 50 countries outside the U.S. by the end of calendar year 2007.

•

Introduction of our Sprinter Legend Semicompliant Rapid Exchange Balloon Dilation Catheter, which received CE Mark approval for commercial sale in November 2007, in markets outside the U.S. for use in coronary angioplasty procedures.

•

Continued net sales growth of the AneuRx AAAdvantage Stent Graft System and Valiant Thoracic Stent Graft System, combined with our anticipated entry into the U.S. and Japanese thoracic stent graft market. The final module of the Talent Thoracic PMA was filed with the FDA in July 2007 and the Japanese Shonin application was filed in April 2007. We anticipate FDA approval and U.S. launch of our Talent Thoracic device in the first half of calendar year 2008 and Japanese approval and launch in the second half of calendar year 2008. We also submitted a PMA to the FDA for approval of the Talent AAA Stent Graft System in October 2007. In addition, we started our first-in-man study with our Endurant next generation AAA stent graft in Western Europe in November 2007. We anticipate CE mark approval of this device in the first half of calendar year 2008.

•

Acceptance of the Melody Transcatheter Pulmonary Valve and Ensemble Transcatheter Delivery System in markets outside the U.S., which received CE Mark approval for commercial sale in October 2006. A feasibility study to evaluate the use of the Medtronic Melody Transcatheter Pulmonary Valve and Ensemble Transcatheter Delivery System in the U.S. was initiated in February 2007, and enrollment was completed in September 2007. This technology provides a catheter-based approach to pulmonic valve replacement for patients with congenital heart defects, with the goal of reducing the invasiveness and risk associated with pulmonic valve replacement.

Neuromodulation

Neuromodulation products consist of therapeutic and diagnostic devices, including implantable neurostimulation systems, implantable drug administration devices, and urology and gastroenterology products. Neuromodulation net sales for the three and six months ended October 26, 2007 were $321 million and $610 million, an increase of 10 percent and 8 percent, respectively, when compared to the same periods of the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three and six months ended October 26, 2007 of approximately $4 million and $11 million, respectively, when compared to the same periods of the prior fiscal year. Over the course of fiscal year 2007, we divested our three diagnostics product lines which had a negative net sales growth impact of 5 percent and 3 percent for the three and six months ended October 26, 2007, respectively.

Net sales from Neuromodulation Implantables for the three and six months ended October 26, 2007 were $264 million and $500 million, an increase of 11 percent and 8 percent, respectively, over the same periods in the prior fiscal year. The growth was driven by key products including the RestoreADVANCED and PrimeADVANCED neurostimulation systems for pain management. Revenue growth for the three and six month periods also benefited from increased sales of our Synchromed II drug delivery pump and our new surgical lead for spinal cord stimulation, the Specify 5-6-5.

Net sales of Gastroenterology and Urology products for the three and six months ended October 26, 2007 were $57 million and $110 million, an increase of 8 percent and 7 percent, respectively, over the same periods in the prior fiscal year. The growth in Gastroenterology and Urology was led by sales of our InterStim product line for the treatment of overactive bladder. The InterStim II was launched in the second quarter of fiscal year 2007, and the smaller design continues to be widely accepted. Net sales for the Interstim product line increased 26% for both the three and six months ended October 26, 2007 in comparison to the same periods of the prior year.

Looking ahead, we expect our Neuromodulation operating segment should benefit from the following:

•

Continued acceptance of the RestoreADVANCED rechargeable neurostimulation system for pain management that provides increased power without compromising device longevity. Also, the anticipated launch of the RestoreULTRA, our next generation rechargeable neurostimulator with advanced programming capabilities and thinner device size, is expected to help drive future sales. The RestoreULTRA is expected to launch by the end of fiscal year 2008.

•

Further acceptance of our new surgical lead, the Specify 5-6-5 with Durable Electrode Technology, which was launched in the first quarter of fiscal year 2008. The Specify 5-6-5 surgical lead offers exclusive advantages and electrode programming patterns when used with our neurostimulators. Additionally, we anticipate the launch of the Specify 2x8 surgical lead in the first of quarter of fiscal year 2009.

•

Continued acceptance of our Activa Therapy for the treatment of Parkinson’s disease and essential tremor. We continue to educate neurologists and the patient population of the benefits that our Activa Therapy offers them. Additionally, the anticipated launch of the Activa Rechargeable Stimulator, our next generation stimulator which will be the therapy’s first rechargeable device.

•	Continued acceptance of InterStim II for the treatment of overactive bladder and urinary incontinence.

Diabetes

Diabetes products consist of external insulin pumps and related consumables, continuous glucose monitoring systems, and subcutaneous glucose sensors. Diabetes net sales for the three and six months ended October 26, 2007 were $246 million and $486 million, an increase of 16 percent and 19 percent, respectively, when compared to the same periods of the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three and six months ended October 26, 2007 of approximately $6 million and $9 million, respectively, when compared to the same periods of the prior fiscal year.

External pump sales for the three and six months ended October 26, 2007 were $113 million and $221 million, representing growth of 16 percent and 22 percent, respectively, over the same periods in the prior fiscal year. This increase reflects strong worldwide market acceptance of the Paradigm REAL-Time sensor-augmented pump system that integrates continuous glucose monitoring and insulin pump functionality. Sales of consumables for the three and six months ended October 26, 2007 were $113 million and $228 million, an increase of 10 percent and 11 percent, respectively, over the same periods in the prior fiscal year.

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

•

Future acceptance and customer preference for Medtronic products due to the alliances with LifeScan, Inc., a Johnson & Johnson company, and Bayer Diabetes Care, a member of the Bayer group, which we announced on August 21, 2007. The alliances reached with Lifescan (for the U.S. market) and Bayer (for markets outside the U.S.) provide for the distribution and marketing of blood glucose meters that communicate with Medtronic’s insulin pumps. These alliances provide our customers an integrated solution for managing diabetes, thereby improving the quality of life and ease of use.

•	Expansion of the number of physician education programs that are designed to teach physicians about pump therapy and continuous glucose monitoring.

ENT

The ENT operating segment consists of ear, nose, and throat related products (Core ENT) and neurologic technology-related products (Neurologic Technologies) including powered tissue-removal systems and other microendoscopy instruments, implantable devices, nerve monitoring systems, disposable fluid-control products, image-guided surgery systems, a Ménière’s disease therapy device, hydrocephalus shunt devices, external drainage systems, cranial fixation devices, neuroendoscopes, and dura repair products. ENT net sales for the three and six months ended October 26, 2007 were $149 million and $293 million, an increase of 16 percent and 14 percent, respectively, when compared to the same periods of the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three and six months ended October 26, 2007 of approximately $3 million and $4 million, respectively, when compared to the same periods of the prior fiscal year.

Core ENT net sales for the three and six months ended October 26, 2007 both increased 15 percent in comparison to the same periods in the prior fiscal year. The increase in net sales was driven by strong growth in both the Straightshot M4 Microdebrider and the NIM-Response 2.0 Nerve Integrity Monitor.

Neurologic Technologies net sales for the three and six months ended October 26, 2007 increased 16 percent and 13 percent, respectively, in comparison to the same periods in the prior fiscal year. The primary driver of growth in Neurologic Technologies was continued acceptance of high-speed powered surgical drill systems, including the EHS Stylus system. Additionally, for the three months ended October 26, 2007 net sales of Strata valves increased 11 percent in comparison to the same period in the prior fiscal year.

Looking ahead, we expect our ENT operating segment should benefit from the following:

•

Future acceptance of our new FUSION EM IGS System, an electromagnetic-based image-guided surgery product that will avoid “line of sight constraints” of optical systems. We currently anticipate launching this product in the third quarter of fiscal year 2008.

•	Continued adoption of power systems for sinus procedures as well as continued adoption of nerve monitoring for ENT and thyroid procedures.

•

Continued development of the normal pressure hydrocephalus market, resulting in increased sales of our shunt products, including the Strata valve, and continued acceptance of our Legend high-speed drill systems, electric bone mill, and Durepair dura substitute.

Costs and Expenses

The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended		Six months ended
	October 26, 2007	October 27, 2006	October 26, 2007	October 27, 2006
Cost of products sold	26.9%	25.9%	26.1%	25.6%
Research & development	9.5	10.4	9.6	10.4
Selling, general & administrative	35.4	33.7	35.2	33.8
Restructuring	—	—	0.2	—
Certain litigation	—	—	—	0.7
IPR&D	—	—	0.5	—
Other expense, net	2.3	1.6	2.0	1.9
Interest income, net	(2.0)	(1.2)	(1.7)	(1.3)

Cost of Products Sold

Cost of products sold for the three and six months ended October 26, 2007, as a percentage of net sales, increased 1.0 percentage point and 0.5 of a percentage point, respectively, when compared to the same periods in the prior fiscal year. Cost of products sold as a percentage of net sales in the three months ended October 26, 2007 was negatively impacted by 0.5 of a percentage point associated with geographic and product mix and 1.0 percentage point for scrap and other product costs associated with the suspension of worldwide distribution of the Fidelis lead and scrap costs at our Physio-Control business segment. These increases in cost of products sold were offset by 0.5 of a percentage point of favorable foreign currency adjustments. Cost of products sold as a percentage of net sales in the six months ended October 26, 2007 was negatively impacted by 0.7 of a percentage point for scrap and other product costs associated with the suspension of worldwide distribution of the Fidelis lead and scrap costs at our Physio-Control business segment, and 0.3 of a percentage point for unfavorable manufacturing variances in the period. These increases in cost were offset by favorable adjustments of 0.4 of a percentage point for foreign currency and 0.1 of a percentage point associated with geographic and product mix.

Going forward, we expect cost of products sold over the next three to six months to be impacted by an inventory adjustment consisting of the markup of finished goods and work-in-process inventory related to our acquisition of Kyphon. For additional information regarding the acquisition of Kyphon, see Note 18 to the condensed consolidated financial statements.

Research and Development

Consistent with prior periods, we have continued to invest in the future by spending aggressively on research and development efforts. For the three and six months ended October 26, 2007, research and development spending was $298 million and $598 million, or 9.5 percent and 9.6 percent of net sales, respectively. Research and development spending for the three and six months ended October 27, 2006 was $320 million and $619 million, or 10.4 percent of net sales for each period. For the three months ended October 26, 2007, the slight decrease in research and development spending in comparison to the same period of the prior fiscal year is reflective of our restructuring initiatives that began in the fourth quarter of fiscal year 2007. For the six months ended October 26, 2007, the slight decrease in research and development spending in comparison to the same period of the prior fiscal year is a result of the completion of the enrollment phases of several large clinical trials in our CardioVascular and Spinal business segments since the first quarter of fiscal year 2007.

Selling, General and Administrative

Selling, general and administrative expense for the three and six months ended October 26, 2007, as a percentage of net sales, increased by 1.7 percentage points and 1.4 percentage points to 35.4 percent and 35.2 percent, respectively, as compared to the same periods of the prior fiscal year. The increases were due to expenses associated with our previously communicated investment in selling and marketing activities related to the U.S. launch of the Prestige Cervical Disc System, the anticipated U.S. launch of the Endeavor DES, and the continued implementation of our global information technology system, as we converted our U.S. distribution systems in the second quarter of fiscal year 2008.

Restructuring, Certain Litigation and IPR&D Charges

Restructuring, certain litigation, and IPR&D charges for the three and six months ended October 26, 2007 and October 27, 2006 were as follows:

	Three months ended		Six months ended
(dollars in millions, except per share data)	October 26, 2007	October 27, 2006	October 26, 2007	October 27, 2006
Restructuring charges (net of $3 tax)	$—	$—	$11	$—
Certain litigation charges (net of $0 tax)	—	—	—	40
IPR&D charges (net of $8 tax)	—	—	25	—
Total restructuring, certain litigation, and IPR&D charges, net of tax	$—	$—	$36	$40
Per diluted share data:
Restructuring charges	$—	$—	$0.01	$—
Certain litigation charges	—	—	—	0.04
IPR&D charges	—	—	0.02	—
Total per diluted share	$—	$—	$0.03	$0.04

Restructuring

In the fourth quarter of fiscal year 2007, we recorded a $25 million ($36 million pre-tax) restructuring charge, which consisted of employee termination costs of $20 million ($28 million pre-tax) and asset write-downs of $5 million ($8 million pre-tax). As previously announced, these initiatives were designed to drive manufacturing efficiencies in our CardioVascular business, downsize our Physio-Control business due to our voluntary suspension of U.S. shipments, and rebalance resources within our CRDM business in response to market dynamics. The employee termination costs related to severance and the associated costs of continued medical benefits and outplacement services. The asset write-downs consisted of a $4 million after-tax charge for inventory write-downs, and a $1 million after-tax charge for non-inventory asset write-downs.

The restructuring initiatives, which are scheduled to be substantially complete by the end of fiscal year 2008, are expected to produce annualized operating savings of approximately $125 million. These savings will arise mostly from reduced compensation expense.

As a continuation of our fiscal year 2007 initiatives, in the first quarter of fiscal year 2008 we incurred $14 million of incremental restructuring charges associated with compensation provided to employees whose employment terminated with the Company in the first quarter of fiscal year 2008. These incremental costs were not accrued in fiscal year 2007 because these benefits had not yet been communicated to the impacted employees. Included in the total $14 million restructuring charge is $4 million of incremental defined benefit pension and post-retirement related expense for those employees who accepted early retirement packages. For further discussion, see Note 15 to the condensed consolidated financial statements. We did not incur any additional charges related to the fiscal year 2007 restructuring initiative in the second quarter of fiscal year 2008.

When the restructuring initiative began in fiscal year 2007, we identified approximately 900 positions for elimination which will be achieved through early retirement packages offered to employees, voluntary separation, and involuntary separation. As previously announced, all potentially impacted employees have been notified. Of the positions identified, 751 have been eliminated as of October 26, 2007. See additional details of the restructuring activity in Note 5 to the condensed consolidated financial statements.

There were no restructuring charges for the three and six months ended October 27, 2006.

Certain Litigation

We classify settlements or judgments from material litigation as certain litigation charges. There were no certain litigation charges for the three and six months ended October 26, 2007.

During the first quarter of fiscal year 2007 we recorded a certain litigation charge of $40 million related to a settlement agreement with the United States Department of Justice which requires the government to obtain dismissal of two qui tam civil suits pending against us, and is conditional upon such dismissal being obtained. The two suits were based upon allegations about certain sales and marketing practices in the Spinal business. To resolve the matter, we have entered into a five-year corporate integrity agreement effective which will become effective when any appeals regarding those dismissals to the U.S. Court of Appeals for the Sixth Circuit become final. The corporate integrity agreement further strengthens our employee training and compliance systems surrounding sales and marketing practices. The settlement agreement reflects our assertion that the Company and its current employees have not engaged in any wrongdoing or illegal activity. Both qui tam suits have now been dismissed, and one of them is on appeal to the U.S. Court of Appeals for the Sixth Circuit, but no date has been set for a hearing. The other dismissal will not be appealed.

IPR&D Charges

There were no IPR&D charges for the three months ended October 26, 2007.

During the six months ended October 26, 2007, we recorded IPR&D charges of $18 million ($25 million pre-tax) related to a milestone payment under the existing terms of a royalty bearing, non-exclusive patent cross-licensing agreement with NeuroPace, Inc. and $7 million ($8 million pre-tax) from unrelated purchases of certain intellectual property. These payments were expensed as IPR&D since technological feasibility of the underlying projects had not yet been reached and such technology has no future alternative use.

There were no IPR&D charges for the three and six months ended October 27, 2006.

Other Expense, Net

Other expense, net includes intellectual property amortization expense, royalty income and expense, realized minority investment gains/(losses), realized foreign currency transaction and derivative gains/(losses) and impairment charges. Other expense, net for the three and six months ended October 26, 2007 increased $22 and $12 million, to $72 and $128 million, respectively, compared to the same periods in the prior fiscal year. The increase of $22 million for the three months ended October 26, 2007 is primarily due to lower foreign exchange gains from our hedging programs. The increase of $12 million for the six months ended October 26, 2007 is primarily due to lower foreign exchange gains from our hedging programs partially offset by a $24 million increase in gains from the sale of certain equity investments.

Going forward, we expect other expense, net to increase in future quarters as we begin to amortize the intangible assets that we acquired as part of the Kyphon acquisition and as we incur higher Endeavor DES royalties. For additional information regarding the acquisition of Kyphon, see Note 18 to the condensed consolidated financial statements.

Interest Income, Net

For the three and six months ended October 26, 2007, we generated interest income, net of $61 and $105 million, respectively, as compared to interest income, net of $37 and $76 million, respectively, for the same periods of the prior fiscal year. The increases for the three and six months ended October 26, 2007 are the result of higher rates of return on our investments as compared to the same periods of the prior fiscal year. Interest income continues to increase as we have maintained our ability to generate rates of returns on our investments that exceed the interest rates we are paying on our outstanding debt.

Going forward, we expect interest income, net to decrease in future quarters as we financed $3.3 billion of the $4.2 billion acquisition price of Kyphon on November 2, 2007 with cash on hand, thereby decreasing our future interest income, and financed the remainder of the purchase price, which will increase future interest expense. For additional information regarding the acquisition of Kyphon, see Note 18 to the condensed consolidated financial statements.

Income Taxes

	Three months ended		Six months ended
	October 26, 2007	October 27, 2006	October 26, 2007	October 27, 2006
	(dollars in millions)
Provision for Income Taxes	$202	$230	$406	$446
Effective tax rate	23.25%	25.25%	23.21%	25.83%
Impact of restructuring, certain litigation, and IPR&D charges	—	—	0.04	(0.58)
Non-GAAP nominal tax rate (1)	23.25%	25.25%	23.25%	25.25%

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

Our effective tax rate for the three and six months ended October 26, 2007 was 23.25 percent and 23.21 percent compared to 25.25 percent and 25.83 percent, respectively, from the same periods of the prior fiscal year. Our non-GAAP nominal tax rate for the three and six months ended October 26, 2007 was 23.25 percent compared to 25.25 percent, from the same periods of the prior fiscal year. The decrease in our effective tax rate is primarily due to the impact of certain litigation charges and the impact of tax benefits derived from our international operations. The decrease in the Company’s non-GAAP nominal tax rate for the three and six months ended October 26, 2007 as compared to the same periods of the prior fiscal year is due to the impact of tax benefits derived from our international operations.

Liquidity and Capital Resources

	October 26, 2007	April 27, 2007
	(dollars in millions)
Working capital	$7,890	$5,355
Current ratio*	4.0:1.0	3.1:1.0
Cash, cash equivalents, and short-term investments	$5,583	$3,078
Long-term investments in public and private debt securities**	1,280	3,004
Cash, cash equivalents, short-term investments, and long-term debt securities	$6,863	$6,082
Short-term borrowings and long-term debt	$6,371	$6,087
Net cash position***	$492	$(5)

_________________

*	Current ratio is the ratio of current assets to current liabilities.
**	Long-term investments include public and private debt securities with a maturity date greater than one year from the end of the period.
***	Net cash position is the sum of cash, cash equivalents, short-term investments and long-term investments in public and private debt securities less short-term borrowings and long-term debt.

The increase in our net cash position in the second quarter of fiscal year 2008 as compared to the fiscal year ending April 27, 2007, is primarily due to income generated from operations offset by cash used for capital expenditures, dividend payments, and share repurchases.

At October 26, 2007 and April 27, 2007, approximately $6.633 billion and $5.428 billion, respectively, of cash, cash equivalents, short-term investments and long-term investments in debt securities were held by our non-U.S. subsidiaries. These funds are available for use by worldwide operations; however, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would be subject to U.S. tax.

We believe our existing cash and investments, as well as our unused lines of credit and commercial paper capacity of $2.188 billion, if needed, will satisfy our foreseeable working capital requirements for at least the next twelve months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions.

On November 2, 2007, the Company consummated the acquisition of Kyphon, and Kyphon became a wholly owned subsidiary of the Company. The transaction was financed through a combination of $3.3 billion of Medtronic cash located outside the U.S., $600 million financed through the issuance of commercial paper and $300 million in a new unsecured revolving credit facility. For further information regarding the acquisition of Kyphon, see Note 18 to the condensed consolidated financial statements.

Summary of Cash Flows

	For the six months ended
	October 26, 2007	October 27, 2006
Cash provided by (used in):
Operating activities	$1,805	$1,307
Investing activities	2,255	(893)
Financing activities	(602)	(2,341)
Effect of exchange rate changes on cash and cash equivalents	(31)	23
Net change in cash and cash equivalents	$3,427	$(1,904)

Operating Activities

Cash provided by operating activities during the six months ended October 26, 2007 increased $498 million over the same period of the prior year due to timing of receipts and payments for disbursements in the ordinary course of business and an increase in net earnings of $61 million as compared to the six months ended October 27, 2006.

Investing Activities

The $3.1 billion increase, over the same period of the prior year, in net cash provided by (used in) investing activities was primarily attributable to the liquidation of various marketable securities (into cash) in the anticipation of the close of the Kyphon acquisition which took place early in the third quarter of fiscal year 2008.

Financing Activities

The $1.739 billion decrease, from the same period of the prior year, in net cash used in financing activities was primarily attributable to:

•	$1.877 billion decrease in payments on long term debt as the bond holders put the Contingent Convertible Debentures to us in fiscal year 2007 and a $503 million decline in stock repurchases offset by:

•	A $202 million net increase in proceeds from short-term borrowings; and

•	A $172 million increase in proceeds from issuance of common stock.

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

We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position or cash flows. Presented below is a summary of contractual obligations and other minimum commercial commitments as of October 26, 2007. See Note 6 to the condensed consolidated financial statements for additional information regarding long-term debt. See Note 11 to the condensed consolidated financial statements for additional information regarding accrued income tax obligations, which are not reflected in the table below.

	Maturity by Fiscal Year
	Total	Remaining 2008	2009	2010	2011	2012	Thereafter
(dollars in millions)
Contractual obligations related to off-balance sheet arrangements:
Foreign currency contracts(1)	$6,346	$3,145	$2,172	$1,029	$—	$—	$—
Operating leases(2)	224	47	67	44	20	9	37
Inventory purchases(3)	627	221	195	90	76	13	32
Commitments to fund minority investments/contingent acquisition consideration(4)	119	28	25	4	22	20	20
Interest payments(5)	594	58	115	115	106	64	136
Other(6)	259	108	34	26	20	15	56
Total	$8,169	$3,607	$2,608	$1,308	$244	$121	$281

Contractual obligations reflected in the balance sheet:
Long-term debt, excluding capital leases(7)	$5,511	$—	$94	$—	$2,602	$—	$2,815
Capital leases(8)	88	11	11	13	16	17	20
Other(9)	22	12	10	—	—	—	—
Total	$5,621	$23	$126	$13	$2,618	$17	$2,835

(1)	As these obligations were entered into as hedges, the majority of these obligations will be offset by losses/gains on the related assets, liabilities and transactions being hedged.
(2)	Certain leases require us to pay real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These future costs are not included in the schedule above.
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
(7)

Long-term debt in the table above includes $4.400 billion Senior Convertible Notes issued in April 2006, and $1.000 billion Senior Notes issued in September 2005 and $94 million related to our Contingent Convertible Debentures. The Contingent Convertible Debentures were classified in short-term borrowings in the condensed consolidated balance sheet as of October 26, 2007 as the holders have the option to require us to repurchase the outstanding securities (referred to as a put option) in September 2008. The table above also includes the impact of the five year interest rate swap entered into in November 2005 and the eight year interest rate swap agreement entered into in June 2007.

(8)	Capital lease obligations include a sale-leaseback agreement entered into in fiscal year 2006 whereby certain manufacturing equipment was sold and is being leased by us over a seven year period.
(9)

These obligations include royalty payments and a financing arrangement associated with our fiscal year 2002 acquisition of Kobayashi Pharmaceutical Co.’s interest in a joint venture it had formed with us in 1996 to distribute spinal products in Japan. This also includes our final deferred payment to Gary Michelson, M.D. and Karlin Technology, Inc.

Debt and Capital

Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of total interest-bearing debt and equity was 36 percent at both October 26, 2007 and April 27, 2007.

Share Repurchase Program

In October 2005, our Board of Directors authorized the repurchase of up to 40 million shares of our common stock and in April 2006, the Board of Directors made a special authorization for us to repurchase up to 50 million shares in connection with the $4.400 billion Senior Convertible Note offering (see Note 6 to the condensed consolidated financial statements for further discussion). In June 2007, our Board of Directors authorized the repurchase of an additional 50 million shares of our common stock.

Shares are repurchased from time to time to support our stock-based compensation programs and to take advantage of favorable market conditions. During the three and six months ended October 26, 2007, we repurchased approximately 7.9 million shares and 17.5 million shares at an average price per share of $50.73 and $51.45, respectively. As of October 26, 2007, we have approximately 47.6 million shares remaining under current buyback authorizations approved by the Board of Directors.

Financing Arrangements

We have issued a combination of contingent convertible debentures, bank borrowings, and commercial paper to fund our short term needs. Short-term debt, including the current portion of our capital lease obligations, at October 26, 2007 was $877 million compared to $509 million at April 27, 2007. We utilize a combination of contingent convertible debentures, senior convertible notes, and senior notes to meet our long-term financing needs. Long-term debt at October 26, 2007 was $5.494 billion compared to $5.578 billion at April 27, 2007. For more information on our financing arrangements, see Note 6 to the condensed consolidated financial statements.

Credit Arrangements and Debt Ratings

We have existing lines of credit of approximately $2.448 billion with various banks at October 26, 2007. The existing lines of credit include a five-year $1.750 billion syndicated credit facility dated December 20, 2006 (Credit Facility), which provides backup funding for our $2.250 billion commercial paper program and may also be used for general corporate purposes.

The Credit Facility provides the Company with the ability to increase its capacity by an additional $500 million at any time during the life of the five-year term of the agreement. The Company can also request the extension of the Credit Facility maturity date for one additional year, at the first and second anniversary of the date of this facility.

We maintain a commercial paper program that allows us to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of October 26, 2007 and April 27, 2007, outstanding commercial paper totaled $574 and $249 million, respectively. During the three and six months ended October 26, 2007, the weighted average original maturity of the commercial paper outstanding was approximately 19 and 25 days, respectively, and the weighted average interest rate was 5.13 and 5.21 percent, respectively. The issuance of commercial paper reduces the amount of credit available under our existing lines of credit.

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

Operations Outside of the United States

The table below illustrates U.S. net sales versus net sales outside the U.S. for the three and six months ended October 26, 2007 and October 27, 2006 (in millions):

	Three months ended		Six months ended
	October 26, 2007	October 27, 2006	October 26, 2007	October 27, 2006
U.S. Net Sales	$1,958	$2,033	$3,906	$3,916
Non U.S. Net Sales	1,166	1,042	2,344	2,056
Total net sales	$3,124	$3,075	$6,250	$5,972

For the three and six months ended October 26, 2007, consolidated net sales outside the U.S. grew 12 percent and 14 percent, respectively, over the same periods of the prior year. Overall, for the three and six months ended October 26, 2007 outside of the U.S. sales continue to be led by acceptance of CardioVascular’s Endeavor DES and CRDM’s Pacing Systems. In comparison, consolidated U.S. net sales for the three and six months ended October 26, 2007 declined 4 percent and 0.3 percent, respectively, over the same periods of the prior year principally as a result of the decline in U.S. CRDM sales.

Net sales outside the U.S. are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. Outstanding receivables from customers outside the U.S. totaled $1.557 billion at October 26, 2007, or 51 percent, of total outstanding accounts receivable, and $1.456 billion at April 27, 2007, or 50 percent, of total outstanding accounts receivable.

Cautionary Factors That May Affect Future Results

Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, litigation, mergers and acquisitions, integration of our acquisitions, including Kyphon, divestitures, market acceptance or continued acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will” and similar words or expressions. One must carefully consider forward-looking statements that may be affected by inaccurate assumptions, and understand that such statements involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems and price decrease for our products and services, and international operations, as well as those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 27, 2007. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

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

We had foreign exchange derivative contracts outstanding in notional amounts of $6.346 billion and $5.372 billion at October 26, 2007 and April 27, 2007, respectively. The fair value of these contracts at October 26, 2007 was $224 million less than the original contract value. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at October 26, 2007 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by $621 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

We are also exposed to interest rate changes affecting principally our investments in interest rate sensitive instruments. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10 percent change in short-term interest rates compared to interest rates at October 26, 2007 indicates that the fair value of these instruments would change by $26 million.

In the third quarter of fiscal year 2004, we began lending certain fixed income securities to enhance our investment income. These lending activities are collateralized at an average rate of 102 percent, with the collateral determined based on the underlying securities and creditworthiness of the borrowers. The value of the securities on loan at October 26, 2007 and April 27, 2007 was $236 million and $1.318 billion, respectively.

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

Changes in internal control

We continue to implement a new enterprise resource planning (ERP) system using a multi-phased approach which has resulted in certain changes in internal controls. During the second quarter of fiscal year 2008, portions of our Cardiac Rhythm Disease Management, CardioVascular, and Neuromodulation operating segments implemented the new ERP system which resulted in some changes in internal controls. As a result, management could not test or rely on some of the recurring internal controls from previous quarters. However, management performed other procedures and analysis to ensure the financial statements were materially correct for the three and six months ended October 26, 2007. There have been no other changes in the Company’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has received two letter requests from the chair of the U.S. Senate Committee on Finance. On September 20, 2007, the chair sent a letter requesting information about financial ties between the medical device industry and practicing physicians. On October 16, 2007, the chair sent a letter requesting information about the Company’s decision to suspend distribution of its Sprint Fidelis family of defibrillation leads. The Company is cooperating with the information requests.

On September 25, 2007, the Company received a letter from the SEC requesting information relating to any potential violations of the U.S. Foreign Corrupt Practices Act in connection with the sale of medical devices in an unspecified number of foreign countries, including Greece, Poland and Germany. The letter notes that the Company is a significant participant in the medical device industry, and seeks any information concerning certain types of payments made directly or indirectly to government-employed doctors. A number of competitors have publicly disclosed receiving similar letters. On November 16, 2007, the Company received a letter from the Department of Justice requesting any information provided to the SEC. The Company intends to cooperate with both requests.

On or about October 31, 2007, the Company received a letter from the United States Attorney’s Office for the Eastern District of Pennsylvania requesting documents relating to the Company’s relationship with one of its customers and any payments or things of value provided by the Company to physicians, physician groups, hospitals, medical practices or other entities relating to the purchase of the Company’s cardiac resynchronization therapy devices and cardiac stents. The Company is cooperating with the investigation.

Item 1A. Risk Factors

In addition to the risk factor set forth below and the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our 2007 Annual Report filed on Form 10-K, which could materially affect our business, financial condition, or future results.

We may be unable to successfully integrate Kyphon’s operations or realize the anticipated benefits of the merger.

We entered into a merger agreement with Kyphon because we believe that the merger will be beneficial to us and our shareholders. Achieving the anticipated benefits of the merger depends in part on whether we can successfully integrate Kyphon’s business with our existing business. We may not be successful in integrating Kyphon’s business as efficiently and effectively as we anticipate. The integration of certain operations following the merger will require significant management resources which may distract attention from our day-to-day business. Any inability of management to successfully integrate Kyphon’s business could have a material adverse effect on our business and result of operations. We may not achieve anticipated cost synergies or long-term strategic benefits of the merger. An inability to realize the full extent of, or any of, the anticipated benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of our common stock after completion of the merger. Risks we may encounter in connection with the integration of Kyphon’s business also include:

•	difficulty incorporating acquired technologies or products with our existing product lines and maintaining uniform standards, controls, procedures and policies;
•	higher than anticipated costs in continuing support and development of acquired products;

•	legal or tax exposures as a result of unanticipated difficulties encountered during the integration process; and
•	inability to achieve the anticipated synergies such as increased sales and achieving cost savings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the shares repurchased by Medtronic during the second quarter of fiscal year 2008:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
7/28/07-8/24/07	2,641,000	$53.19	2,641,000	52,808,961
8/25/07-9/28/07	1,121,000	53.53	1,121,000	51,687,961
9/29/07-10/26/07	4,133,600	48.39	4,133,600	47,554,361
Total	7,895,600	$50.73	7,895,600	47,554,361

_________________

(1)

In October 2005 and June 2007, our Board of Directors authorized the repurchase of up to 40 million and 50 million shares of our common stock, respectively. As authorized by the Board of Directors, each program expires when its total number of authorized shares has been repurchased.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s 2007 Annual Meeting of Shareholders held on August 23, 2007, the shareholders voted on the following:

(a)	To elect four Class III Directors of the Company to serve for three-year terms, as follows:

Director	Votes For	Authority Withheld
David L. Calhoun	957,577,412	23,296,514
Arthur D. Collins, Jr.	952,986,946	27,886,980
James T. Lenehan	957,777,027	23,096,900
Kendall J. Powell	957,473,815	23,400,111

		Voted For	Voted Against	Abstain
(b)	To ratify the appointment of PricewaterhouseCoopers LLP as Medtronic’s independent registered public accounting firm for fiscal year 2008.	962,944,245	11,206,387	6,722,692

(c)	To amend Medtronic’s restated articles of incorporation to provide for the annual election of all directors.	965,721,190	7,149,442	8,002,692

Item 6.   Exhibits

(a)	Exhibits

10.1	Medtronic, Inc. Supplemental Executive Retirement Plan (as restated generally effective January 1, 2008).

10.2	Medtronic, Inc. Capital Accumulation Plan Deferral Program (as restated generally effective January 1, 2008).

10.3	Form of Restricted Stock Award Agreement 2003 Long-Term Incentive Plan.

10.4	Form of Restricted Stock Unit Award Agreement 2003 Long-Term Incentive Plan.

12.1	Medtronic, Inc. Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medtronic, Inc. (Registrant)

Date: December 4 , 2007	/s/ William A. Hawkins
William A. Hawkins President and Chief Executive Officer

Date: December 4, 2007	/s/ Gary L. Ellis
Gary L. Ellis Senior Vice President and Chief Financial Officer