Form 10-Q
period 2008-01-25
MEDTRONIC INC
filed 2008-03-04
CIK 64670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 25, 2008

Commission File Number 1-7707

MEDTRONIC, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0793183
(State of incorporation)	(I.R.S. Employer
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

Shares of common stock, $.10 par value, outstanding on February 28, 2008: 1,123,027,125

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDTRONIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Nine months ended
	January 25, 2008	January 26, 2007	January 25, 2008	January 26, 2007
	(in millions, except per share data)
Net sales	$3,405	$3,048	$9,655	$9,019

Costs and expenses:
Cost of products sold	870	775	2,502	2,302
Research and development expense	329	293	927	912
Selling, general and administrative expense	1,207	1,038	3,410	3,058
Special charges	78	—	78	—
Restructuring charges	—	—	14	—
Certain litigation charges	366	—	366	40
Purchased in-process research and development (IPR&D) charges	310	—	343	—
Other expense, net	119	44	248	160
Interest income, net	(9)	(36)	(114)	(113)
Total costs and expenses	3,270	2,114	7,774	6,359

Earnings before income taxes	135	934	1,881	2,660

Provision for income taxes	58	224	463	670

Net earnings	$77	$710	$1,418	$1,990

Earnings per share:

Basic	$0.07	$0.62	$1.25	$1.73
Diluted	$0.07	$0.61	$1.24	$1.71

Weighted average shares outstanding:

Basic	1,126.9	1,149.0	1,132.9	1,150.8
Diluted	1,135.0	1,163.7	1,145.3	1,162.8

Cash dividends declared per common share	$0.125	$0.110	$0.375	$0.330

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 25, 2008	April 27, 2007
	(in millions, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$729	$1,256
Short-term investments	578	1,822
Accounts receivable, less allowances of $159 and $160, respectively	2,979	2,737
Inventories	1,307	1,215
Deferred tax assets, net	598	405
Prepaid expenses and other current assets	490	483

Total current assets	6,681	7,918

Property, plant and equipment	4,754	4,309
Accumulated depreciation	(2,526)	(2,247)
Property, plant and equipment, net	2,228	2,062

Goodwill	7,528	4,327
Other intangible assets, net	2,259	1,433
Long-term investments	2,252	3,203
Long-term deferred tax assets, net	—	204
Other assets	464	365

Total assets	$21,412	$19,512

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$1,318	$509
Accounts payable	395	282
Accrued compensation	660	767
Accrued income taxes	71	350
Other accrued expenses	1,092	655

Total current liabilities	3,536	2,563

Long-term debt	5,656	5,578
Long-term accrued compensation	93	264
Long-term accrued income taxes	544	—
Long-term deferred tax liabilities, net	10	—
Other long-term liabilities	607	130

Total liabilities	10,446	8,535

Commitments and contingencies (Note 16)	—	—

Shareholders’ equity:
Preferred stock— par value $1.00	—	—
Common stock— par value $0.10	112	114
Retained earnings	10,973	10,925
Accumulated other comprehensive loss	(119)	(62)

Total shareholders’ equity	10,966	10,977

Total liabilities and shareholders’ equity	$21,412	$19,512

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	January 25, 2008	January 26, 2007
	(in millions)
Operating Activities:
Net earnings	$1,418	$1,990
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	457	415
Special charges	78	—
IPR&D charges	343	—
Provision for doubtful accounts	23	32
Deferred income taxes	(144)	(276)
Stock-based compensation	163	139
Excess tax benefit from exercise of stock-based awards	(32)	(24)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(159)	(224)
Inventories	(17)	(141)
Accounts payable and accrued liabilities	320	150
Other operating assets and liabilities	450	(7)

Net cash provided by operating activities	2,900	2,054

Investing Activities:
Acquisitions, net of cash acquired	(4,179)	(8)
Purchase of intellectual property	(88)	(96)
Additions to property, plant and equipment	(423)	(383)
Purchases of marketable securities	(5,759)	(9,888)
Sales and maturities of marketable securities	7,991	9,786
Other investing activities, net	(228)	(40)

Net cash used in investing activities	(2,686)	(629)

Financing Activities:
Change in short-term borrowings, net	707	86
Issuance of long-term debt	300	—
Payments on long-term debt	(172)	(1,881)
Dividends to shareholders	(425)	(380)
Issuance of common stock	326	235
Excess tax benefit from exercise of stock-based awards	32	24
Repurchase of common stock	(1,464)	(438)

Net cash used in financing activities	(696)	(2,354)

Effect of exchange rate changes on cash and cash equivalents	(45)	22

Net change in cash and cash equivalents	(527)	(907)

Cash and cash equivalents at beginning of period	1,256	2,994

Cash and cash equivalents at end of period	$729	$2,087

Supplemental Cash Flow Information
Cash Paid For:
Income taxes	$427	$873
Interest	168	135
Supplemental Noncash Investing and Financing Activities:
Reclassification of debentures from short-term to long-term debt	$—	$94
Reclassification of debentures from long-term to short-term debt	94	—

See accompanying notes to the condensed consolidated financial statements.

MEDTRONIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Dollars in millions, except per share data

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial condition, and cash flows in conformity with accounting principles generally accepted in the U.S. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Medtronic, Inc. and its subsidiaries (Medtronic or the Company) for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 27, 2007.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. The Statement does not expand the use of fair value in any new circumstances. For certain types of financial instruments, SFAS No. 157 requires a limited form of retrospective transition, whereby the cumulative impact of the change in principle is recognized in the opening balance in retained earnings in the fiscal year of adoption. All other provisions of SFAS No. 157 will be applied prospectively. On February 12, 2008 the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2). FSP FAS 157-2 defers the implementation of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities. The remainder of SFAS No. 157 is effective, for the Company, beginning in the first quarter of fiscal year 2009. The aspects that have been deferred by FSP FAS 157-2 will be effective for the Company beginning in the first quarter of fiscal year 2010. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158), which requires the recognition of an asset or liability for the funded status of defined benefit pension and other post-retirement benefit plans in the statement of financial position. The funded status recognition and certain disclosure provisions of SFAS No. 158 were adopted for the Company’s fiscal year ended April 27, 2007. See Notes 1 and 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 27, 2007 for the impact of this adoption. SFAS No. 158 also requires the consistent measurement of plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position effective for the Company’s fiscal year ending April 25, 2008. A select number of the Company’s plans, including the U.S. plans, currently have a January 31 measurement date. This standard will require the Company to change that measurement date to match the date of the Company’s fiscal year-end in fiscal year 2008. The Company does not expect a material impact on the consolidated financial statements upon adoption of the requirement to measure the plan assets and benefit obligations as of the date of the balance sheet.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, (SFAS No. 141(R)). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and the goodwill acquired. Some of the key changes under SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including: (1) accounting for acquired in process research and development as an indefinite-lived intangible asset until approved or discontinued rather than as an immediate expense; (2) expensing acquisition costs rather than adding them to the cost of an acquisition; (3) expensing restructuring costs in connection with an acquisition rather than adding them to the cost of an acquisition; (4) including the fair value of contingent consideration at the date of an acquisition in the cost of an acquisition; and (5) recording at the date of an acquisition the fair value of contingent liabilities that are more likely than not to occur. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) will be effective for the Company’s fiscal year 2010 and must be applied prospectively to all new acquisitions closing on or after April 25, 2009. Early adoption of SFAS No. 141(R) is prohibited. SFAS No. 141(R) is expected to have a material impact on how the Company will identify, negotiate, and value future acquisitions and a material impact on how an acquisition will affect the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for partial and/or step acquisitions. SFAS No. 160 will be effective for the Company in the first quarter of fiscal year 2010. The Company is currently evaluating the impact that the adoption of SFAS No. 160 will have, but does not believe it will be material to the consolidated financial statements.

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

Note 3 – Acquisitions and IPR&D Charges

When we acquire another company or a group of assets, the purchase price is allocated, as applicable, between in-process research and development (IPR&D), other identifiable intangible assets, net tangible assets, and goodwill as required by U.S. GAAP. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of acquired businesses. The values assigned to IPR&D and other identifiable intangible assets are based on valuations that have been prepared using methodologies and valuation techniques consistent with those used by independent appraisers. These techniques include estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values utilizing an appropriate risk-adjusted rate of return (discount rate). The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For IPR&D, these methodologies include consideration of the risk of the project not achieving commercial feasibility and include a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

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

Kyphon Acquisition

On November 2, 2007, the Company consummated the acquisition of Kyphon Inc. (Kyphon) and it became a wholly owned subsidiary of the Company. Kyphon develops and markets medical devices designed to restore and preserve spinal function using minimally invasive technology. Kyphon’s primary products are used in balloon kyphoplasty for the treatment of spinal compression fractures caused by osteoporosis or cancer, and in the Interspinous Process Decompression procedure for treating the symptoms of lumbar spinal stenosis. It is expected that the acquisition of Kyphon will add to the growth of the Company’s existing Spinal business by extending its product offerings into some of the fastest growing product segments of the spine market, enabling the Company to provide physicians with a broader range of therapies for use at all stages of the care continuum.

Under the terms of the agreement announced on July 27, 2007, Kyphon shareholders received $71 per share in cash for each share of Kyphon common stock they owned. Total consideration for the transaction was approximately $4,203, which includes payments to Kyphon shareholders for the cancellation of outstanding shares, the assumption and settlement of existing Kyphon debt and payment of direct acquisition costs. Total debt assumed relates to Kyphon’s obligations under existing credit and term loan facilities and outstanding senior convertible notes. In addition, the total consideration includes the proceeds of unwinding the related convertible note hedges and cancellation and payment of the warrants to the hedge participants that were originally issued by Kyphon in February 2007. The transaction was financed through a combination of approximately $3,303 cash on hand, the issuance of $600 short-term commercial paper and borrowing $300 through a new long-term unsecured revolving credit facility.

The Company has accounted for the acquisition of Kyphon as a purchase under U.S. GAAP. Under the purchase method of accounting, the assets and liabilities of Kyphon were recorded as of the acquisition date, at their respective fair values, and consolidated with the Company. The break down of the estimated purchase price of Kyphon is as follows:

Cash acquisition of Kyphon outstanding common stock	$3,300
Cash settlement of vested stock-based awards	218
Debt assumed and settled	570
Cash settlement of convertible debt warrants, net of proceeds from convertible note hedges	87
Estimated direct acquisition costs	28
Total purchase price	$4,203

The purchase price allocation is based on preliminary estimates of the fair value of assets acquired and liabilities assumed. The Company is in the process of finalizing its valuation of certain assets and liabilities, primarily intangible assets, restructuring-related liabilities, and residual goodwill. The purchase price allocation will be finalized once the Company has all necessary information to complete its estimate, but no later than one year from the date of acquisition. The estimated purchase price has been preliminarily allocated as follows:

Current assets	$357
Property, plant and equipment	39
In-process research and development	290
Other intangible assets	996
Goodwill	3,187
Other assets	7
Total assets acquired	4,876

Current liabilities	315
Deferred tax liabilities	323
Other long-term liabilities	35
Total liabilities assumed	673
Net assets acquired	$4,203

In connection with the acquisition, the Company acquired $996 of intangible assets that had a weighted average useful life of approximately 10.5 years. The intangible assets include $887 of technology-based assets and $109 of tradenames with weighted average lives of 10.5 years and 11 years, respectively. Also as part of the acquisition, the Company recognized, in total, $290 and $3,187 for IPR&D and goodwill, respectively. The IPR&D was expensed on the date of acquisition. Various factors contributed to the establishment of goodwill, including: the benefit of adding existing Medtronic products to the portfolio of products already sold by Kyphon sales representatives; the value of Kyphon’s highly trained assembled workforce; and the expected revenue growth that is attributable to expanded indications and increased market penetration from future products and customers. The goodwill for the acquisition was assigned entirely to the Spinal operating segment and is not deductible for tax purposes.

The $290 IPR&D charge primarily relates to three projects; 1) future launch of the Balloon Kyphoplasty (Kyphoplasty) product into the Japanese market, 2) future launch of the Aperius product into the U.S. market, and 3) the development of the next generation Kyphoplasty balloon technology. Kyphoplasty is Kyphon’s minimally invasive approach to treat spinal fractures including vertebral compression fractures due to osteoporosis and cancer. Aperius is Kyphon’s internally developed interspinous spacing device which provides a minimally invasive approach to treat lumbar spinal stenosis. For purposes of valuing the acquired IPR&D, the Company estimated total costs to complete of approximately $19.

As required, the Company recognized a $34 fair value adjustment related to inventory acquired from Kyphon. Inventory fair value is defined as the estimated selling price less the sum of (a) cost to complete (b) direct costs to sell and (c) a reasonable profit allowance for the selling effort. The $34 fair value adjustment was fully expensed through cost of products sold during the three months ended January 25, 2008, which reflects the estimated period which the acquired inventory was sold to customers.

In connection with the acquisition, the Company began to assess and formulate a plan for the elimination of duplicative positions, employee relocations, and the exit of certain facilities and the termination of certain contractual obligations. The preliminary purchase accounting liabilities recorded in connection with these activities were approximately $28. The Company continues to assess these liabilities and until the plan is finalized and the integration activities are complete, the allocation of the purchase price is subject to adjustment.

In connection with the acquisition, the Company assumed Kyphon’s unvested stock-based awards. These stock-based awards have an estimated fair value of approximately $83 which will be recognized as stock-based compensation expense by Medtronic over the remaining weighted average vesting period of 2.5 years.

The Company’s condensed consolidated financial statements include Kyphon’s operating results from the date of acquisition, November 2, 2007. The following unaudited pro forma information sets forth the combined results of Medtronic’s and Kyphon’s operations for the nine months ended January 25, 2008 and for the three and nine months ended January 26, 2007 as if the acquisition had occurred at the beginning of each of the periods presented. The unaudited pro forma results of operations for the nine month period ended January 25, 2008 is comprised of (i) Kyphon’s historical financial information for the six months ended September 30, 2007, (ii) Medtronic’s historical financial information for the six months ended October 27, 2007 and (iii) the Company’s actual results for the three months ended January 25, 2008. The unaudited pro forma results of operations for the three and nine month periods ended January 26, 2007 include the results of Medtronic’s historical financial information for these periods and the operations for Kyphon for the three and nine month periods ended December 31, 2006.

The pro forma information gives effect to actual operating results prior to the acquisition, adjustments to, among other things, reflect reduced interest income and additional intangible asset amortization and interest expense. Pro forma adjustments are tax-effected at the Company’s statutory tax rate. These adjustments are subject to change as these initial estimates are refined over time. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts are not necessarily indicative of the results that would have been obtained if the acquisition had occurred as of the beginning of the periods presented or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings. The unaudited pro forma condensed consolidated financial information is presented for informational purposes only.

	Three months ended	Nine months ended
	January 26, 2007	January 25, 2008	January 26, 2007
Net sales	$3,161	$9,944	$9,336
Net earnings	481	1,281	1,685

Earnings per share:
Basic	$0.42	$1.13	$1.46
Diluted	$0.41	$1.13	$1.45

The unaudited pro forma financial information for the nine months ended January 25, 2008 and the three and nine months ended January 26, 2007 include a $290 IPR&D charge and a $34 increase in cost of products sold related to the step-up to fair value of inventory acquired, both of which are non-recurring.

Other Acquisitions and IPR&D Charges

On November 1, 2007, the Company recorded an IPR&D charge of $20 related to the acquisition of Setagon, Inc. (Setagon), a development stage company focused on commercially developing metallic nanoporous surface modification technology. The acquisition will provide the Company with exclusive rights to use and develop Setagon’s Controllable Elution Systems (CES) technology in the treatment of cardiovascular disease. Total consideration for Setagon was approximately $20 in cash, subject to purchase price increases, which would be triggered by the achievement of certain milestones.

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

In connection with the acquisition of Breakaway, the Company acquired $22 of technology-based intangible assets that had an estimated useful life of 15 years at the time of acquisition, $1 of tangible assets, and $3 of goodwill. The goodwill was assigned entirely to the Corporate Technologies and New Ventures operating segment and is deductible for tax purposes. The pro forma impact of the acquisition of Breakaway was not significant to the results of the Company for the nine months ended January 25, 2008 or January 26, 2007.

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

On September 15, 2006, the Company acquired and/or licensed selected patents and patent applications owned by Dr. Eckhard Alt (Dr. Alt), or certain of his controlled companies in a series of transactions. In connection therewith, the Company also resolved all outstanding litigation and disputes with Dr. Alt and certain of his controlled companies. The agreements required the payment of total consideration of $75, $74 of which was capitalized as technology based intangible assets that had an estimated useful life of 11 years at the time of acquisition. The acquired patents or licenses pertain to the cardiac rhythm disease management field and have both current application and potential for future patentable commercial products.

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

The results of operations related to Odin have been included in the Company’s condensed consolidated statements of earnings since the date of the acquisition. The pro forma impact of Odin was not significant to the results of the Company for the nine months ended January 26, 2007.

In addition to the acquisitions above, Medtronic periodically acquires certain tangible or intangible assets from certain enterprises that do not otherwise qualify for accounting as a business combination. These transactions are largely reflected in the condensed consolidated statements of cash flows as a component of investing activities under purchase of intellectual property.

There were no IPR&D charges during the three and nine months ended January 26, 2007.

Contingent Consideration

Certain of the Company’s business combinations or purchases of intellectual property involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. While it is not certain if and/or when these payments will be made, the Company has developed an estimate of the potential contingent consideration for each of its acquisitions with an outstanding potential obligation. At January 25, 2008, the estimated potential amount of future contingent consideration that the Company is expected to make associated with all business combinations or purchases of intellectual property is approximately $133. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2009 to 2016 in order for the consideration to be paid.

Note 4 — Special and Certain Litigation Charges

Special Charges

During the three and nine months ended January 25, 2008, the Company recorded a special charge of $78 related to the impairment of intangible assets associated with its benign prostatic hyperplasia, or enlarged prostate, product line purchased in fiscal year 2002. The development of the market, relative to the Company’s original assumptions, has changed as a result of the broad acceptance of a new line of drugs to treat the symptoms of an enlarged prostate. After analyzing the estimated future cash flows utilizing this technology, based on the market development, the Company determined that the carrying value of these intangible assets was impaired and a write-down was necessary.

During the three and nine months ended January 26, 2007, there were no special charges.

Certain Litigation Charges

The Company classifies settlements or judgments from material litigation as certain litigation charges. During the three and nine months ended January 25, 2008, the Company incurred certain litigation charges of $366. Of the amount recorded, $123 relates to the settlement of certain lawsuits relating to the Marquis line of implantable cardioverter defibrillators (ICDs) and cardiac resynchronization therapy-defibrillators (CRT-Ds) that were subject to a field action announced on February 10, 2005. The remainder of the charge, $243, relates to an estimated reserve established for litigation with Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson (J&J). The Cordis litigation originated in October 1997 and pertains to a patent infringement claim on a previous generation of bare metal stents that are no longer on the market. See Note 16 for further discussion of these certain litigation charges.

During the three months ended January 26, 2007, there were no certain litigation charges.

During the nine months ended January 26, 2007, the Company reached a settlement agreement with the United States Department of Justice which requires the government to obtain dismissal of two qui tam civil suits and is conditioned upon such dismissal being obtained. The two suits were based upon allegations about certain sales and marketing practices in the Spinal business. To resolve the matter, Medtronic has entered into a five-year corporate integrity agreement which will become effective when any appeals regarding those dismissals to the U.S. Court of Appeals for the Sixth Circuit become final. The corporate integrity agreement further strengthens the Company’s employee training and compliance systems surrounding sales and marketing practices. The settlement agreement also reflects Medtronic’s assertion that the Company and its current employees have not engaged in any wrongdoing or illegal activity. Medtronic also agreed to pay $40 at the same time the corporate integrity agreement goes into effect, and recorded an expense in that amount in the first quarter of fiscal year 2007. Both qui tam suits have now been dismissed, and one of them is on appeal to the U.S. Court of Appeals for the Sixth Circuit, but no date has been set for a hearing. The other dismissal will not be appealed. As of January 25, 2008, this amount has not yet been paid.

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

As a continuation of our fiscal year 2007 initiatives, in the first quarter of fiscal year 2008 the Company incurred $14 of incremental restructuring charges associated with compensation provided to employees whose employment terminated with the Company in the first quarter of fiscal year 2008. These incremental costs were not accrued in fiscal year 2007 because these benefits had not yet been communicated to the impacted employees. Included in the total $14 restructuring charge is $4 of incremental defined benefit pension and post-retirement related expense for those employees who accepted early retirement packages. These costs are not included in the table summarizing restructuring costs below because they are associated with costs that are accounted for under the pension and postretirement rules. For further discussion, see Note 15. The Company did not incur any additional charges related to the fiscal year 2007 restructuring initiative in the second or third quarters of fiscal year 2008.

When the restructuring initiative began in fiscal year 2007, the Company identified approximately 900 positions for elimination which will be achieved through early retirement packages offered to employees, voluntary separation, and involuntary separation. As previously announced, all potentially impacted employees have been notified. Of the positions identified, 759 have been eliminated as of January 25, 2008. The restructuring initiatives are scheduled to be substantially complete by the end of fiscal year 2008.

A summary of the activity related to the restructuring initiatives is presented below:

	Employee Termination Costs	Asset Write- downs	Total
Balance at April 28, 2006	$—	$—	$—
Restructuring charges	28	8	36
Payments/write-downs	(5)	(8)	(13)
Balance at April 27, 2007	23	—	23
Restructuring charges	10	—	10
Payments	(14)	—	(14)
Balance at July 27, 2007	19	—	19
Restructuring charges	—	—	—
Payments	(11)	—	(11)
Balance at October 26, 2007	8	—	8
Restructuring charges	—	—	—
Payments	(2)	—	(2)
Balance at January 25, 2008	$6	$—	$6

There were no restructuring charges during the three and nine months ended January 26, 2007.

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

In November 2005, the Company entered into a five year interest rate swap agreement with a notional amount of $200. This interest rate swap agreement was designated as a fair value hedge of the changes in fair value of a portion of the Company’s fixed-rate $400 Senior Notes due 2010. The Company pays variable interest equal to the three-month London Interbank Offered Rate (LIBOR) minus 55 basis points and it receives a fixed interest rate of 4.375 percent. The outstanding market value of this swap agreement was a $12 unrealized gain and a $(1) unrealized loss at January 25, 2008 and April 27, 2007, respectively. The unrealized gain/(loss) of $12 and $(1) at January 25, 2008 and April 27, 2007, respectively, is recorded in long-term debt with the offset recorded in other assets on the condensed consolidated balance sheets.

In June 2007, the Company entered into an eight year interest rate swap agreement with a notional amount of $300. This interest rate swap agreement was designated as a fair value hedge of the changes in fair value of a portion of the Company’s fixed-rate $600 Senior Notes due 2015. The Company pays variable interest equal to the three-month London Interbank Offered Rate (LIBOR) minus 90 basis points and it receives a fixed interest rate of 4.750 percent. The outstanding market value of this swap agreement was a $38 unrealized gain at January 25, 2008. The unrealized gain of $38 at January 25, 2008 is recorded in long-term debt with the offset recorded in other assets on the condensed consolidated balance sheets.

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

In September 2006, as a result of certain holders of the New Debentures and Old Debentures exercising their put options, the Company repurchased $1,835 of the New Debentures for cash and $42 of the Old Debentures for cash. The Company may be required to repurchase the remaining debentures at the option of the holders in September 2008, 2011, or 2016. Twelve months prior to the put options becoming exercisable, the remaining balance of the New Debentures and the Old Debentures will be classified as short-term borrowings. At each balance sheet date without a put option within the subsequent four quarters, the remaining balance will be classified as long-term debt. Accordingly, during the second quarter of fiscal year 2008, $93 of New Debentures and $1 of the Old Debentures were reclassified from long-term debt to short-term borrowings due to the put option becoming exercisable in September 2008. For put options exercised by the holders of the New Debentures and the Old Debentures, the purchase price is equal to the principal amount of the applicable debenture plus any accrued and unpaid interest thereon to the repurchase date. If the put option is exercised, the Company will pay holders the repurchase price solely in cash (or, for the Old Debentures, in cash or stock at our option). As of January 25, 2008, approximately $93 aggregate principal amount of New Debentures remain outstanding and approximately $1 aggregate principal amount of Old Debentures remain outstanding. The Company can redeem the debentures for cash at any time.

Commercial Paper

The Company maintains a commercial paper program that allows the Company to have a maximum of $2,250 in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of January 25, 2008 and April 27, 2007, outstanding commercial paper totaled $1,019 and $249, respectively. During the three and nine months ended January 25, 2008, the weighted average original maturity of the commercial paper outstanding was approximately 49 and 33 days, respectively, and the weighted average interest rate was 4.54 percent and 5.00 percent, respectively. The issuance of commercial paper reduces the amount of credit available under our existing lines of credit.

Lines of Credit

The Company has existing lines of credit of approximately $2,778 with various banks at January 25, 2008. The existing lines of credit include a five-year $1,750 syndicated credit facility dated December 20, 2006 (Credit Facility), which provides backup funding for our $2,250 commercial paper program and may also be used for general corporate purposes.

The Credit Facility provides the Company with the ability to increase its capacity by an additional $500 at any time during the life of the five-year term of the agreement. The Company can also request the extension of the Credit Facility maturity date for one additional year on December 20, 2008, the second anniversary of the date of this facility.

Interest rates on these borrowings are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. Facility fees are payable on the credit facilities and are determined in the same manner as the interest rates.

On November 2, 2007, the Company entered into a new Credit Agreement (the “New Credit Agreement”) with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (the “New Lender”). The New Credit Agreement provides for a $300 unsecured revolving credit facility (the “New Facility”) maturing November 2, 2010. In addition to certain initial fees, the Company is obligated to pay a commitment fee based on the total revolving commitment. Interest rates on these borrowings are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. The New Credit Agreement contains customary representations and warranties of the Company as well as affirmative covenants regarding the Company. Upon the occurrence of an event of default as defined under the New Credit Agreement, the New Lender could elect to declare all amounts outstanding under the New Facility to be immediately due and payable.

As of January 25, 2008 and April 27, 2007, $140 and $0, respectively, were outstanding on all available lines of credit.

Note 7 — Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	January 25, 2008	April 27, 2007
Finished goods	$804	$753
Work in process	234	209
Raw materials	269	253
Total	$1,307	$1,215

Note 8 — Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended January 25, 2008 are as follows:

January 25, 2008
Balance at April 27, 2007	$4,327
Goodwill as a result of acquisitions	3,190
Currency adjustment, net	11
Balance at January 25, 2008	$7,528

Intangible assets, excluding goodwill, as of January 25, 2008 and April 27, 2007 are as follows:

	Purchased Technology and Patents	Trademarks and Tradenames	Other	Total
As of January 25, 2008:
Amortizable intangible assets
Original cost	$2,674	$374	$243	$3,291
Accumulated amortization	(702)	(172)	(158)	(1,032)
Carrying value	$1,972	$202	$85	$2,259

As of April 27, 2007:
Amortizable intangible assets
Original cost	$1,754	$265	$217	$2,236
Accumulated amortization	(519)	(150)	(134)	(803)
Carrying value	$1,235	$115	$83	$1,433

Amortization expense for the three and nine months ended January 25, 2008 was approximately $64 and $151, respectively, and for the three and nine months ended January 26, 2007 was approximately $46 and $136, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets is as follows:

Fiscal Year	Amortization Expense
Remaining 2008	$65
2009	265
2010	260
2011	246
2012	223
Thereafter	1,200
$2,259

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

Changes in the Company’s product warranties during the nine months ended January 25, 2008 and January 26, 2007 consisted of the following:

	Nine Months Ended
	January 25, 2008	January 26, 2007
Balance at the beginning of the period	$34	$41
Warranty claims provision	20	18
Settlements made	(16)	(28)
Balance at the end of the period	$38	$31

Note 10 — Interest Income, net

Interest income and interest expense for the three and nine months period ended January 25, 2008 and January 26, 2007 are as follows:

	Three months ended		Nine months ended
	January 25, 2008	January 26, 2007	January 25, 2008	January 26, 2007
Interest income	$(84)	$(86)	$(307)	$(274)
Interest expense	75	50	193	161
Interest income, net	$(9)	$(36)	$(114)	$(113)

Interest income includes interest earned on our cash and cash equivalents, short- and long-term investments and the net realized gains or losses on the sale of available-for-sale securities.

Interest expense includes the expense associated with the interest that we pay on our outstanding borrowings, including short- and long-term instruments, and the amortization of debt issuance costs.

Note 11 — Income Taxes

During the three and nine months ended January 25, 2008, the Company recorded a $30 tax benefit associated with the finalization of the fiscal year 2007 U.S. Federal tax return, the finalization of certain foreign tax returns, and adjustments to uncertain tax position reserves for the settlement of certain tax audits. The $30 tax benefit is recorded in provision for income taxes on the condensed consolidated statements of earnings.

During the three and nine months ended January 26, 2007, the Company recorded a $12 tax benefit as a result of the retroactive renewal and extension of the research and development credit enacted by the Tax Relief and Health Act of 2006. The $12 tax benefit relates to the first ten months of calendar year 2006 and is recorded in provision for income taxes on the condensed consolidated statements of earnings.

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

Presented below is a reconciliation between basic and diluted earnings per share:

	Three months ended		Nine months ended
(shares in millions)	January 25, 2008	January 26, 2007	January 25, 2008	January 26, 2007
Numerator:
Net earnings	$77	$710	$1,418	$1,990
Denominator:
Basic – weighted average shares outstanding	1,126.9	1,149.0	1,132.9	1,150.8
Effect of dilutive securities:
Employee stock options	7.3	12.7	10.4	9.7
Shares issuable upon conversion of Contingent Convertible Debentures	—	—	—	0.3
Other	0.8	2.0	2.0	2.0
Diluted – weighted average shares outstanding	1,135.0	1,163.7	1,145.3	1,162.8

Basic earnings per share	$0.07	$0.62	$1.25	$1.73
Diluted earnings per share	$0.07	$0.61	$1.24	$1.71

The calculation of weighted average diluted shares outstanding excludes options for approximately 43 million and 21 million common shares for the three and nine months ended January 25, 2008, and 15 million and 36 million common shares for the three and nine months ended January 26, 2007, as the exercise price of those options was greater than the average market price for the period, resulting in an anti-dilutive effect on diluted earnings per share. For the three and nine months ended January 25, 2008 and January 26, 2007, common share equivalents related to the Company's $4,400 of Senior Convertible Notes were anti-dilutive as the market price of the Company's stock was below the conversion price of the Senior Convertible Notes and, therefore, were excluded from the calculation of weighted average diluted shares.

Note 13 — Comprehensive Income and Accumulated Other Comprehensive (Loss)/Income

In addition to net earnings, comprehensive income includes changes in foreign currency translation adjustments (including the change in current exchange rates, or spot rates, of net investment hedges), unrealized gains/(losses) on foreign exchange derivative contracts qualifying and designated as cash flow hedges, defined benefit pension and post-retirement plan adjustments, and unrealized gains/(losses) on available-for-sale marketable securities. Comprehensive income for the three months ended January 25, 2008 and January 26, 2007 was $88 and $694, respectively. Comprehensive income for the nine months ended January 25, 2008 and January 26, 2007 was $1,361 and $2,021, respectively.

Presented below is a summary of activity for each component of accumulated other comprehensive (loss)/income:

	Cumulative Translation Adjustment	Net Unrealized Gain/(Loss) on Foreign Exchange Derivatives	Defined Benefit Pension & Post- Retirement Plan Adjustments	Unrealized Gain/(Loss) on Investments	Accumulated Other Comprehensive (Loss)/Income
Balance April 27, 2007	$195	$(55)	$(209)	$6	$(62)
Period Change	14	(32)	3	(11)	(26)
Balance July 27, 2007	209	(87)	(206)	(5)	(88)
Period Change	(7)	(43)	3	5	(42)
Balance October 26, 2007	202	(130)	(203)	—	(130)
Period Change	(17)	30	3	(5)	11
Balance January 25, 2008	$185	$(100)	$(200)	$(5)	$(119)

Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to our non-U.S. subsidiaries, which are considered permanent in nature. The tax expense/(benefit) on the unrealized gain/(loss) on foreign exchange derivatives for the three and nine months ended January 25, 2008 was $16 and $(26), respectively. The tax benefit on the unrealized loss on investments for the three and nine months ended January 25, 2008 was $2 and $5, respectively. The tax benefit on the defined benefit pension and post-retirement plan adjustments was not material for the three and nine months ended January 25, 2008.

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

The following table presents the components and classification of stock-based compensation expense recognized for the three and nine months ended January 25, 2008 and January 26, 2007:

	Three months ended		Nine months ended
	January 25, 2008	January 26, 2007	January 25, 2008	January 26, 2007
Stock options	$46	$32	$104	$104
Restricted stock awards	22	10	47	24
Employee stock purchase plan	3	3	12	11
Total stock-based compensation expense	$71	$45	$163	$139

Cost of sales	$8	$5	$19	$15
Research and development expense	17	7	39	29
Selling, general and administrative expense	46	33	105	95
Total stock-based compensation expense	$71	$45	$163	$139

In connection with the acquisition of Kyphon on November 2, 2007, the Company assumed Kyphon’s unvested stock-based awards. These awards are amortized over their remaining weighted average vesting period of 2.5 years. For both the three and nine months ended January 25, 2008, the Company recognized $13 of stock-based compensation expense associated with the assumed Kyphon awards. As of January 25, 2008, these stock-based awards have a remaining estimated fair value of approximately $70, which will be recognized as stock-based compensation expense by the Company over the remaining vesting period. See Note 3 for further discussion of the Kyphon acquisition.

Note 15 — Retirement Benefit Plans

The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), defined contribution savings plans, post-retirement medical plans (post-retirement benefits), and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the pension and post-retirement medical plans include the following components for the three and nine months ended January 25, 2008 and January 26, 2007:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Three months ended		Three months ended		Three months ended
	January 25, 2008	January 26, 2007	January 25, 2008	January 26, 2007	January 25, 2008	January 26, 2007
Service cost	$18	$16	$8	$7	$4	$3
Interest cost	13	11	4	3	3	3
Expected return on plan assets	(21)	(18)	(5)	(3)	(3)	(2)
Recognized actuarial loss	3	4	1	—	1	—
Net periodic benefit cost	13	13	8	7	5	4
Special termination benefits	—	—	—	—	—	—
Total Cost for Period	$13	$13	$8	$7	$5	$4

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Nine months ended		Nine months ended		Nine months ended
	January 25, 2008	January 26, 2007	January 25, 2008	January 26, 2007	January 25, 2008	January 26, 2007
Service cost	$54	$48	$23	$20	$12	$9
Interest cost	39	34	12	8	9	8
Expected return on plan assets	(63)	(55)	(14)	(9)	(9)	(7)
Recognized actuarial loss	9	10	2	2	2	2
Net periodic benefit cost	39	37	23	21	14	12
Special termination benefits	3	—	—	—	1	—
Total Cost for Period	$42	$37	$23	$21	$15	$12

As a result of the restructuring initiative that began in the fourth quarter of fiscal year 2007, the Company has recognized special termination benefits in the nine months ended January 25, 2008. The expense is related to employees who elected to accept early retirement packages provided under the restructuring initiatives in the first quarter of fiscal year 2008. The incremental expense from these special termination benefits is reflected in the table above.

Note 16 — Contingencies

The Company is involved in a number of legal actions. The outcomes of these legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, which, if granted, could require significant expenditures or result in lost revenues. In accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5), the Company records a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. If a loss is possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. While it is not possible to predict the outcome for most of the matters discussed, the Company believes it is possible that costs associated with them could have a material adverse impact on the Company’s consolidated earnings, financial position or cash flows on any one interim or annual period. With the exception of the Cordis, Marquis, and Kyphon matters discussed below, negative outcomes for the balance of the litigation matters are not considered probable or cannot be reasonably estimated.

Litigation with Cordis Corporation

On October 6, 1997, Cordis, a subsidiary of J&J, filed suit in U.S. District Court for the District of Delaware against Arterial Vascular Engineering, Inc., which Medtronic acquired in January 1999 and which is now known as Medtronic Vascular, Inc. (Medtronic Vascular). The suit alleged that Medtronic Vascular’s modular stents infringe certain patents owned by Cordis. Boston Scientific Corporation is also a defendant in this suit. On December 22, 2000, a jury rendered a verdict that Medtronic Vascular’s previously marketed MicroStent and GFX stents infringed valid claims of two Cordis patents and awarded damages to Cordis totaling approximately $270. On March 28, 2002, the District Court entered an order in favor of Medtronic Vascular, deciding as a matter of law that Medtronic Vascular’s MicroStent and GFX stents did not infringe the patents. Cordis appealed, and on August 12, 2003, the U.S. Court of Appeals for the Federal Circuit reversed the District Court’s decision and remanded the case to the District Court for further proceedings. The District Court thereafter issued a new patent claim construction and a new trial was held in March 2005. On March 14, 2005, the jury found that the previously marketed MicroStent and GFX stent products infringed valid claims of Cordis’ patents. On March 27, 2006, the District Court denied post-trial motions filed by the parties, including Cordis’ motion to reinstate the previous damages award. On April 26, 2006, Medtronic filed its Notice of Appeal of the judgment of infringement. On February 23, 2007, the United States Patent and Trademark Office (USPTO) granted a request for reexamination of the claims of the patent at issue in the above proceedings. Until that reexamination is concluded, its impact remains unknown. On January 7, 2008, the U.S. Court of Appeals for the Federal Circuit upheld the District Court’s judgment of infringement. The District Court had deferred any hearing on damages issues until after the U.S. Court of Appeals for the Federal Circuit resolved the appeal on the finding of liability. A hearing date to address damages issues has not yet been set. The Company believes an unfavorable outcome in the matter is probable. In accordance with SFAS No. 5, Medtronic has recorded a $243 reserve in the third quarter of fiscal year 2008 for estimated damages in the matter. The range of potential loss related to this matter is subject to a high degree of estimation. The amount recorded represents an estimate of the low end of the range of probable outcomes related to this matter. The high end of the range is undeterminable, but the range of loss includes the previous jury award of approximately $270, which does not include post-judgment interest. When including post-judgment interest, the award would equal approximately $450 as of January 25, 2008.

Litigation with Wyeth and Cordis Corporation

On February 22, 2008, Wyeth and Cordis filed a lawsuit against the Company and its subsidiary, Medtronic AVE, Inc., in U.S. District Court for the District of New Jersey, alleging that Medtronic’s Endeavor drug eluting stent infringes the three U.S. Morris patents alleged to be owned by Wyeth and exclusively licensed to Cordis. The same three patents are the subject of a pending arbitration between Medtronic and J&J in which Medtronic asserts that it is licensed to the three patents under a 1997 Agreement with J&J and also that J&J has covenanted not to sue Medtronic on the three patents. An arbitration panel has been selected, but a hearing date has not been scheduled. Additionally, the Company believes it is indemnified for the claims made by Wyeth and Cordis. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

Litigation with Johnson & Johnson and Cordis Corporation

On February 20, 2006, an arbitration panel issued a final, non-appealable award concluding that Medtronic Vascular’s S670, S660, S540, S7 and Driver stents, which were formerly the subject of a patent infringement dispute between J&J and Cordis and Medtronic Vascular, are licensed under a 1997 agreement between the two companies and subject to a covenant not to sue contained within a 1998 amendment to the 1997 agreement. Cordis since initiated arbitration proceedings against Medtronic Vascular alleging that certain of the products infringe certain patents of J&J and Cordis, and is seeking royalties for such infringement, if any. Medtronic Vascular believes it has meritorious defenses to these allegations and intends to assert these defenses vigorously. The arbitrators have been selected, but a hearing date has not been set. The Company has not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

Litigation with Abbott Cardiovascular Systems Inc.

On December 24, 1997, Abbott Cardiovascular Systems Inc. (ACS), a subsidiary of Abbott Laboratories, sued Medtronic Vascular in U.S. District Court for the Northern District of California alleging that certain models of Medtronic Vascular’s bare metal stents infringe the Lau stent patents held by ACS, and seeking injunctive relief and monetary damages. Medtronic Vascular denies infringement. In February 2005, following trial in Delaware federal district court, a jury determined that the ACS Lau stent patents were valid and that Medtronic’s Driver, GFX, MicroStent, S540, S660, S670, Bestent2 and S7 stents (the bare metal stents) infringe those patents. Medtronic Vascular made numerous post-trial motions challenging the jury’s verdict of infringement and validity. In August 2005, the Court had issued an order continuing a stay of any further proceedings on the questions of damages or willfulness.

On March 30, 2007, the District Court denied the motions, and on April 24, 2007, the District Court decided that the patents were enforceable. The District Court entered judgment in favor of ACS and against Medtronic Vascular on the issues of validity, infringement and enforceability of the Lau patents in May 2007. ACS filed a motion for injunction in the District Court on June 29, 2007 on both the bare metal stents and the Endeavor drug eluting stent, which had never previously been named as an accused product in the lawsuit. On July 6, 2007, Medtronic filed its motion to stay ACS’s June 29, 2007 motion for a permanent injunction pending arbitration under a 2002 Abbott/Medtronic agreement providing Medtronic with a license that Medtronic asserted precludes the ACS injunction motion. On February 12, 2008, the District Court conducted a hearing on the motion for permanent injunction on Medtronic’s bare metal stents. Once the District Court has ruled on the motion for injunction, Medtronic will appeal the May 2007 judgment. Issues of damages have been bifurcated from the liability phase of the proceedings. On May 18, 2007, the District Court again confirmed that it would not hold a trial on damage issues until the U.S. Court of Appeals for the Federal Circuit has reviewed the underlying liability issues concerning alleged infringement, invalidity and inequitable conduct.

On August 6, 2007, the Delaware District Court granted Medtronic’s July 6, 2007 motion to stay, in part, permitting arbitration to proceed on Medtronic’s assertion that it has a license to practice the Lau patents in its Endeavor stent. On February 26, 2008, an arbitrator concluded that the Company was not licensed to practice the Lau patents in its Endeavor stent. ACS filed a sealed motion with the District Court seeking to lift the July 6, 2007 stay of proceedings on ACS’s motion for an injunction as to Endeavor. Medtronic intends to oppose that motion. The District Court has not set a hearing date with respect to the motion to lift the stay.

In response to Medtronic’s Request for Reexamination for each of the four Lau patents, in December 2006, the USPTO issued an initial “office action” finding that the claims which Medtronic products were previously found to have infringed were not patentable. The USPTO granted a second petition to reexamine each of the four Lau patents. On February 11, 2008, the USPTO again determined that all claims of two of the Lau patents that Medtronic was found to have infringed were invalid with the exception of a single claim of one of those patents. The patent holder will have an opportunity to challenge the USPTO’s determinations in further proceedings in the reexaminations. Until these reexaminations are concluded, their potential impact upon the claims relating to the Lau patents in the above proceeding remains unknown. The Company has not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

Litigation with DePuy Spine

On January 26, 2001, DePuy Spine (formerly DePuy/AcroMed), a subsidiary of J&J, and Biedermann Motech GMBH (collectively, “DePuy”) filed suit in U.S. District Court for the District of Massachusetts alleging that Medtronic’s subsidiary, Medtronic Sofamor Danek USA, Inc. (MSD), was infringing a patent relating to a design for a thoracolumbar multi-axial screw (MAS). DePuy subsequently supplemented its allegations to claim that MSD’s M10, M8 and Vertex screws infringe the patent. On April 17, 2003 and February 26, 2004, the District Court ruled on summary judgment that the M10, M8 and Vertex screws do not infringe. On October 1, 2004, a jury found that MAS screws, which MSD no longer sells in the U.S., infringe under the doctrine of equivalents. The jury awarded damages of $21 and on February 9, 2005, the Court entered judgment against MSD, including prejudgment interest, in the aggregate amount of $24. In the third quarter of fiscal year 2005, the Company recorded an expense equal to the $24 judgment in the matter. DePuy appealed the Court’s decisions that the M10, M8 and Vertex screws do not infringe, and MSD appealed the jury’s verdict that the MAS screws infringe valid claims of the patent. On November 20, 2006, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the District Court that the M10 and M8 screws do not infringe, affirmed the jury’s verdict and damage award on the MAS screws, affirmed the decision that the Vertex screws do not literally infringe, but remanded the case, ruling that there is a triable issue of fact as to whether the Vertex screws infringe under the doctrine of equivalents. On remand, DePuy further supplemented its allegations to claim that an additional product, the Vertex MAX screws, also infringe. On March 20, 2007, the District Court declined to stay execution of the judgment relating to the MAS product. On March 30, 2007, the judgment plus accrued interest was paid under protest. On May 30, 2007, the USPTO ordered reexamination of the patent. The District Court declined to stay the trial pending completion of the reexamination process. Until the reexamination is concluded, its potential impact on the remaining claims in the proceedings remains unknown. On September 27, 2007, a jury found that the Vertex and Vertex MAX screws infringe under the doctrine of equivalents and awarded $226 in damages to DePuy, and the District Court entered judgment against Medtronic on December 12, 2007. Thereafter, the District Court ruled on all post-trial motions, increasing the award to DePuy to an estimated amount of $272. The District Court also granted a permanent injunction against Medtronic that prohibits Medtronic from making, using and selling VERTEX and VERTEX MAX polyaxial screws in the U.S., however, Medtronic’s recently-introduced VERTEX SELECT multi-axial screw is not affected by the injunction. Medtronic has filed a notice of appeal in the U.S. Court of Appeals for the Federal Circuit. The Company believes that an unfavorable outcome in this matter is not probable. Accordingly, the Company has not recorded any additional expense related to damages in this matter because any potential loss is not currently probable under SFAS No. 5.

Litigation with Cross Medical Products, Inc.

On May 2, 2003, Cross Medical Products, Inc. (Cross) sued MSD in the U.S. District Court for the Central District of California. The suit alleges that MSD’s CD HORIZON, Vertex and Crosslink products infringe certain patents owned by Cross. MSD has countered that Cross’ cervical plate products infringe certain patents of MSD, and Cross has filed a reply alleging that certain MSD cervical plate products infringe certain patents of Cross. On May 19, 2004, the Court found that the MAS, Vertex, M8, M10, CD HORIZON SEXTANT and CD HORIZON LEGACY screw products infringe one Cross patent. A hearing on the validity of that patent was held on July 12, 2004, after which the District Court ruled that the patents were valid. Cross made a motion for permanent injunction on the multi-axial screw products, which the District Court granted on September 20, 2004, but stayed the effect of the injunction until January 3, 2005. MSD requested an expedited appeal of the ruling and the U.S. Court of Appeals for the Federal Circuit granted the request. On September 30, 2005, the Federal Circuit vacated the injunction, modified the trial court’s claim construction rulings, and remanded the matter for trial in the District Court. The Federal Circuit awarded costs to Medtronic on the appeal. In April 2005, the District Court ruled invalid certain claims in the patents Cross asserted against MSD’s Crosslink and cervical plate products. The Court also ruled that Cross’ cervical plate products infringe MSD’s valid patents and that MSD’s redesigned pedicle screw products infringe one claim of one of the patents owned by Cross. Cross thereafter moved for an injunction against the redesigned screw products, which the District Court granted on May 24, 2005. The District Court then stayed the effectiveness of the injunction until August 22, 2005. On July 27, 2005, the U.S. Court of Appeals for the Federal Circuit granted MSD’s motion to stay the District Court’s injunction pending a full hearing on the appeal. On March 20, 2007, the Federal Circuit ruled that MSD’s current multi-axial screw products do not infringe any claim of Cross’ patent and vacated the District Court’s injunction, which had already been stayed. On February 28, 2008, the U.S. District Court for the Central District of California found that the remaining patent claims asserted against MSD’s polyaxial screws are invalid. Remaining damages issues are scheduled for trial on April 29, 2008. The Company has not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5. Separately, on February 1, 2006, MSD filed a lawsuit against Biomet Inc., the corporate parent of Cross (Biomet) and its subsidiary EBI Spine, L.P., for patent infringement. The suit, which involves seven Medtronic patents and seeks injunctive relief and monetary damages, was filed in the U.S. District Court for the District of New Jersey. Three of the patents were purchased by Medtronic from Michelson and involve single-lock anterior cervical plating systems used in cervical spinal fusions. Medtronic claims that a cervical plate marketed by Biomet under the trade name VueLock Anterior Cervical Plate System, and openly promoted as a plate that has a “Secure One Step Locking” mechanism feature, infringes these patents. The other patents involve instruments and surgical implantation methods commonly used in spinal surgeries to implant pedicle screws.

Other Matters

On February 10, 2005, Medtronic voluntarily began to advise physicians about the possibility that a specific battery shorting mechanism might manifest itself in a subset of ICDs and cardiac resynchronization therapy-defibrillators (CRT-Ds). These included certain Marquis VR/DR and Maximo VR/DR ICDs and certain InSync I/II/III CRT-D devices. Subsequent to this voluntary field action, a number of lawsuits have been filed against the Company in both federal and state courts, alleging a variety of claims, including individuals asserting claims of personal injury and third party payors (TPP) alleging entitlement to reimbursement. On December 21, 2007, Medtronic accepted a settlement agreement to resolve these matters. The cases in the settlement arise from the February 2005 field action and include both cases that have been filed and some cases that could properly have been filed. As a term of the settlement, each settling plaintiff must satisfy any insurance claims and subrogation interests of either Medicare or Medicaid from the proceeds of their individual settlement payments. No additional sums will be paid by Medtronic for third-party claims or attorney’s fees. Neither side has admitted any liability or the validity of any defenses in the litigation. This settlement can be terminated by either side if the MultiDistrict Litigation (MDL) proceedings are not terminated by the Judicial Panel on MultiDistrict Litigation (JPML). The trial court has entered an order for termination of the proceedings, which is awaiting action by the JPML. In the third quarter of fiscal year 2008, the Company recorded an expense of $123 relating to the settlement in accordance with SFAS No. 5 as the potential loss is both probable and reasonably estimable. The Company expects to pay the settlement in the fourth quarter of fiscal year 2008.

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

During 2005, the Office of the United States Attorney for the District of New York received a complaint, which Medtronic has since learned is a qui tam complaint. The alleged impropriety involves Kyphon’s sales and marketing practices. On October 26, 2007, the Department of Justice and Kyphon entered into an oral agreement to settle the complaint for $75, without any admission of liability and subject to appropriate releases all to be contained in a settlement agreement.

The settlement requires entry into a mutually agreed upon corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services. The settlement agreement and corporate integrity agreement is in the process of being negotiated. As a result of the proposed settlement to pay $75, Kyphon recorded a liability in September 2007, which the Company assumed in the acquisition of Kyphon.

On October 15, 2007, the Company voluntarily suspended worldwide distribution of its Sprint Fidelis family of defibrillation leads. This decision was based on a variety of factors that, when viewed together, indicated that suspending distribution was the appropriate action. At the time, Sprint Fidelis lead viability was trending lower than other Company defibrillation leads, but had not then become statistically significant. The leads are used to deliver therapy in patients with ICDs, but are generally not used in pacemaker patients. The United States Food and Drug Administration (FDA) subsequently classified the Company’s action as a Class I recall. Approximately 120 lawsuits regarding the Fidelis leads have been filed against the Company, including approximately 30 putative class action suits. In general, the suits allege claims of product liability, warranty, negligence, unjust enrichment, emotional distress and consumer protection violations. Eighteen of the lawsuits have been filed in state court, generally alleging similar causes of action. Plaintiffs’ counsel in several of the suits filed in federal court asked for consolidation and coordination of those suits under MDL rules. Medtronic did not oppose those requests. On February 21, the judicial panel for the MDL ordered the cases to be handled before the U.S. District Court for the District of Minnesota for pretrial MDL proceedings. The Company has not recorded an expense related to damages in connection with the matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

On November 8, 2007, a class action complaint was filed against the Company and certain of its officers in the U.S. District Court for the District of Minnesota, alleging violations of Section 10b-5 of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaint is brought on behalf of persons or entities who purchased securities of Medtronic during the period of June 25, 2007 through October 15, 2007. The complaint alleges that “materially false and misleading” representations were made as to the market acceptance and use of the Fidelis defibrillator leads to artificially inflate Medtronic’s stock price. In addition, parallel shareholder derivative actions alleging breach of fiduciary duty, waste of corporate assets and other claims arising out of the same subject matter have been filed in Minnesota state court and the U.S. District Court for the District of Minnesota. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

Medtronic is a licensee to the RE 38,119 patent (‘119 Patent) and RE 38,897 patent (‘897 Patent) owned by Mirowski Family Ventures, LLC (Mirowski) relating to the treatment of hemodynamic dysfunction. Medtronic and Mirowski dispute the application of the ‘119 and ‘897 Patents to certain Medtronic cardiac resynchronization products. The parties have entered into a tolling agreement deferring and conditioning any litigation of the dispute upon conditions precedent. The tolling agreement expired on October 1, 2007. In subsequent notices, Mirowski identified certain claims of the two patents that Mirowski asserts Medtronic is using. On December 17, 2007, Medtronic filed an action in U.S. District Court in Delaware seeking a declaration that none of its products infringe any valid claims of either the ‘119 or ‘897 patents. If certain conditions are fulfilled, the ‘119 and/or ‘897 Patents are determined to be valid and the Medtronic products are found to infringe the ‘119 and/or ‘897 Patents, Medtronic will be obligated to pay royalties to Mirowski based upon sales of certain CRT-D products. As of January 25, 2008, the amount of disputed royalties and interest related to CRT-D products is $73. This amount has not been accrued because the outcome is not currently probable under SFAS No. 5.

In addition, Medtronic is a licensee to the 4,407,288 Patent (‘288 Patent) owned by Mirowski relating to ICDs. Until November 2001, Medtronic accrued and paid royalties under the license based on a percentage of ICD sales. Medtronic and Mirowski dispute the application of the ‘288 Patent to certain Medtronic ICD products. In November 2001, Medtronic ceased paying royalties and entered into an agreement with Mirowski to pay putative royalties into an interest-bearing escrow account through the expiration of the ‘288 Patent in December of 2003. As of January 25, 2008, the current balance in the interest-bearing escrow account is $83. The parties also entered into a tolling agreement deferring and conditioning any litigation of the obligation to pay royalties upon certain conditions precedent. If these conditions are fulfilled and the patent determined to be invalid or Medtronic’s products found not to infringe, the escrowed funds will be released to Medtronic.

Note 17 — Segment and Geographic Information

Segment information:

During the first quarter of fiscal year 2008, the Company revised its operating segment reporting to combine its former Vascular and Cardiac Surgery businesses into the new CardioVascular business. Additionally, the Company created a new operating segment, Corporate Technologies and New Ventures, under which the Company intends to cultivate technologies that can be applied across business units. The Company has separated the Navigation business from the Spinal operating segment and will report its results as a part of this new operating segment since the Company expects to leverage this technology across multiple businesses. The Company now functions in eight operating segments, consisting of Cardiac Rhythm Disease Management (CRDM), Spinal, CardioVascular, Neuromodulation (formerly Neurological), Diabetes, Ear, Nose and Throat (ENT), Physio-Control, and Corporate Technologies and New Ventures. The information for the three and nine months ended January 26, 2007 has been reclassified to conform to the current presentation of eight operating segments.

Management believes each of the Company’s operating segments have similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments, and shared infrastructures. Net sales by operating segment were as follows:

	Three months ended		Nine months ended
	January 25, 2008	January 26, 2007	January 25, 2008	January 26, 2007
Cardiac Rhythm Disease Management	$1,218	$1,186	$3,601	$3,587
Spinal	808	598	2,112	1,774
CardioVascular	512	478	1,488	1,380
Neuromodulation	320	290	930	857
Diabetes	258	226	744	633
ENT	154	134	447	391
Physio-Control	94	105	228	317
Corporate Technologies and New Ventures	41	31	105	80
Total Net Sales	$3,405	$3,048	$9,655	$9,019

On December 4, 2006, the Company announced its intention to pursue a spin-off of Physio-Control into an independent, publicly traded company. Physio-Control is the Company’s wholly-owned subsidiary that offers external defibrillators, emergency response systems, data management solutions and support services used by hospitals and emergency response personnel. On January 15, 2007, the Company announced a voluntary suspension of U.S. shipments of Physio-Control products manufactured at its facility in Redmond, Washington in order to address quality system issues. The Company and the FDA have continued their discussions regarding corrective actions for the Physio-Control quality systems. The degree to which shipments may be permitted or restricted as a result of this process will depend upon the extent and timing of any remaining corrective actions. Physio-Control is working diligently to make progress in improving its quality systems. Physio-Control has resumed limited shipments to critical need customers in the U.S. Following the resolution of these matters, the Company intends to continue to pursue the spin-off of Physio-Control. Physio-Control’s income/(loss) before interest and income taxes for the three and nine months ended January 25, 2008 was $2 and $(23), respectively. Physio-Control’s earnings before interest and income taxes for the three and nine months ended January 26, 2007 was $7 and $22, respectively.

Geographic information:

Net sales to external customers by geography are as follows:

	Three months ended		Nine months ended
	January 25, 2008	January 26, 2007	January 25, 2008	January 26, 2007
United States	$2,098	$1,957	$6,005	$5,873
Europe	838	693	2,294	1,993
Asia Pacific	346	301	1,025	868
Other Foreign	123	97	331	285
Total Net Sales	$3,405	$3,048	$9,655	$9,019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Understanding Our Financial Information

The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic, Inc. For a full understanding of financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 27, 2007. In addition, you should read this discussion along with our condensed consolidated financial statements and related Notes thereto as of January 25, 2008.

Financial Trends

Throughout this financial information, you may read about transactions or events that materially contribute to or reduce earnings and materially affect financial trends. We refer to these transactions and events as either special (such as asset impairments), restructuring, certain litigation, and purchased in-process research and development (IPR&D) charges. These charges, or benefits, result from facts and circumstances that vary in frequency and/or impact to operations. While understanding these charges is important in understanding and evaluating financial trends, other transactions or events may also have a material impact on financial trends. A complete understanding of the special, restructuring, certain litigation, and IPR&D charges is necessary in order to estimate the likelihood that financial trends will continue.

Executive Level Overview

We are the global leader in medical technology, alleviating pain, restoring health and extending life for millions of people around the world. During the first quarter of fiscal year 2008, we revised our operating segment reporting to combine our former Vascular and Cardiac Surgery businesses into the new CardioVascular business. Additionally, we created a new operating segment, Corporate Technologies and New Ventures, under which we intend to cultivate technologies that can be applied across business units. We have separated the Navigation business from Spinal and will report its results as a part of this new operating segment since we expect to leverage this technology across multiple businesses. We now function in eight operating segments, consisting of Cardiac Rhythm Disease Management (CRDM), Spinal, CardioVascular, Neuromodulation (formerly Neurological), Diabetes, Ear, Nose and Throat (ENT), Physio-Control, and Corporate Technologies and New Ventures. The applicable information for the three and nine months ended January 26, 2007 has been reclassified to conform to the current presentation of eight operating segments.

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

On November 2, 2007, we consummated our $4.203 billion acquisition of Kyphon Inc. (Kyphon) and it became our wholly owned subsidiary. Kyphon develops and markets medical devices designed to restore and preserve spinal function using minimally invasive technology. Kyphon’s primary products are used in balloon kyphoplasty for the treatment of spinal compression fractures caused by osteoporosis or cancer, and in the Interspinous Process Decompression (IPD) procedure for treating the symptoms of lumbar spinal stenosis. It is expected that the acquisition of Kyphon will add to the growth of our existing Spinal business by extending its product offerings into some of the fastest growing product segments of the spine market, enabling us to provide physicians with a broader range of therapies for use at all stages of the care continuum. For the three months ended January 25, 2008, Kyphon contributed $147 million of revenue to the Spinal business. See the “Acquisitions” section of this management’s discussion and analysis for further information.

Net earnings for the third quarter of fiscal year 2008 were $77 million, or $0.07 per diluted share, as compared to net earnings of $710 million, or $0.61 per diluted share for the same period in the prior fiscal year, each representing a decrease of 89 percent. Net earnings for the three months ended January 25, 2008 included after-tax special, certain litigation, and IPR&D charges that decreased net earnings by $636 million. There were no such items in the three months ended January 26, 2007. See further discussion of these charges in the “Special, Restructuring, Certain Litigation, and IPR&D Charges” section of this management’s discussion and analysis. The decrease in net earnings for the three months ended January 25, 2008 was driven primarily by the impact of these special, certain litigation, and IPR&D charges in the current quarter.

Net earnings for the nine months ended January 25, 2008 were $1.418 billion, or $1.24 per diluted share, as compared to net earnings of $1.990 billion, or $1.71 per diluted share for the same period last fiscal year, representing a decrease of 29 percent and 27 percent, respectively. Net earnings for the nine months ended January 25, 2008 included after-tax special, restructuring, certain litigation and IPR&D charges that decreased net earnings by $672 million. Net earnings for the nine months ended January 26, 2007 also included a certain litigation charge that decreased net earnings by $40 million. The decrease in net earnings for the nine months ended January 25, 2008 was driven by the charges recognized in the period and the impact of the second quarter of fiscal year 2008 suspension of worldwide distribution of the Fidelis lead. See further discussion of these charges in the “Special, Restructuring, Certain Litigation, and IPR&D Charges” and the Fidelis lead suspension in the “Other Matters” sections of this management’s discussion and analysis.

The table below illustrates net sales by operating segment for the three and nine months ended January 25, 2008 and January 26, 2007 (dollars in millions):

	Three months ended			Nine months ended
	January 25, 2008	January 26, 2007	% Change	January 25, 2008	January 26, 2007	% Change
Cardiac Rhythm Disease Management	$1,218	$1,186	3%	$3,601	$3,587	—%
Spinal	808	598	35	2,112	1,774	19
CardioVascular	512	478	7	1,488	1,380	8
Neuromodulation	320	290	10	930	857	9
Diabetes	258	226	14	744	633	18
ENT	154	134	15	447	391	14
Physio-Control	94	105	(10)	228	317	(28)
Corporate Technologies and New Ventures	41	31	32	105	80	31
Total Net Sales	$3,405	$3,048	12%	$9,655	$9,019	7%

Net sales for the three and nine months ended January 25, 2008 were $3.405 billion and $9.655 billion, representing an increase of 12 percent and 7 percent, respectively, in comparison to the same periods in the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three and nine months ended January 25, 2008 of $117 million and $240 million, respectively, when compared to the same periods in the prior fiscal year. The increase in net sales for the three and nine months ended January 25, 2008 was primarily driven by our Spinal, CardioVascular, Neuromodulation, and Diabetes operating segments. For the three months ended January 25, 2008, the Spinal growth was primarily the result of net sales associated with the acquisition of Kyphon which closed in the first week of the third quarter of fiscal year 2008 and for the nine months ended January 25, 2008, the Spinal growth was primarily the result of the worldwide growth in Core Spinal and Biologics. The Diabetes business experienced strong net sales growth outside the U.S. for the three months ended January 25, 2008 and worldwide net sales growth for the nine months ended January 25, 2008 both led by strong sales of the Paradigm REAL-Time sensor-augmented pump system. CardioVascular experienced strong net sales growth outside the U.S. for the three and nine months ended January 25, 2008 led by sales of our Endeavor and Endeavor Resolute drug-eluting stents, while Neuromodulation experienced strong net sales growth in the U.S. for the three and nine months ended January 25, 2008 driven by sales of key products in Pain Stimulation. The growth in these businesses for the three and nine months ended January 25, 2008 was partially offset by declines in net sales in the U.S. for CRDM, CardioVascular and Physio-Control. CRDM growth in the U.S. is down principally because of the suspension of worldwide distribution of the Fidelis lead, while our continued voluntary suspension of U.S. sales of Physio-Control products is causing the decrease in sales in that business. See the discussion in the “Other Matters” section of this management’s discussion and analysis for further information on the suspension of worldwide distribution of the Fidelis lead and Physio-Control products. CardioVascular sales in the U.S. were down due to a voluntary field action on the AneuRx AAAdvantage Stent Graft System that required physician and patient notification. The primary exchange rate movements that impact our consolidated net sales growth are the U.S. dollar as compared to the Euro and Japanese Yen. The impact of foreign currency fluctuations on net sales is not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities (see “Quantitative and Qualitative Disclosures About Market Risk” following this management’s discussion and analysis under “Item 3” as it relates to our hedging activities). For more detail regarding net sales, see our discussion of net sales by operating segment within this management’s discussion and analysis.

We remain committed to our mission of developing lifesaving and life enhancing therapies to alleviate pain, restore health and extend life. We continue to make substantial investments in the expansion of our existing product lines and for the identification of new innovative products. Research and development spending during the three and nine months ended January 25, 2008 was $329 million and $927 million, respectively, or 9.7 percent and 9.6 percent of net sales, respectively. Our research and development efforts are focused on maintaining or achieving leadership in each of the markets we serve by providing patients the most advanced and effective treatments possible. We work to improve patient access through well planned studies, which show the safety, efficacy, and cost-effectiveness of our therapies, and our alliance with patients, clinicians, regulators and reimbursement agencies.

Other Matters

On October 15, 2007, we announced the voluntary suspension of worldwide distribution of Fidelis leads because of the potential for increased lead fractures. Leads are sophisticated “wires” that connect an electronic pulse generator to the heart and are the pathway for therapy delivery between the device and heart. The Fidelis leads are applicable to therapy delivery in defibrillators only, including implantable cardioverter defibrillators (ICDs) and cardiac resynchronization therapy – defibrillators (CRT-Ds). The decision to voluntarily suspend the worldwide distribution of the Fidelis lead was based on a variety of factors that, when viewed together, indicate a voluntary suspension was the appropriate action. Based on Medtronic’s extensive performance data, Fidelis lead viability was trending lower than Medtronic’s Sprint Quattro (Quattro) lead at 30 months after implant (97.7% Sprint Fidelis vs. 99.1% Sprint Quattro). This difference was not considered statistically significant; however, if the current lead fracture rates remain constant, it could become so over time. We believed that given this performance trend, this action was in the patients’ best interest.

At the point we ceased selling Fidelis leads and asked customers to return their unused product, Fidelis leads represented approximately 75 percent of our high power lead manufacturing output with our Quattro leads representing the other 25 percent. We have successfully transitioned our manufacturing back to the production of Quattro leads and, as of January 25, 2008, have re-established sufficient internal inventory levels. Even though we re-established our internal inventory levels during the third quarter of fiscal year 2008, we believe we missed selling opportunities in both the second and third quarters of fiscal year 2008 due to the suspension of worldwide distribution of Fidelis leads, the lack of a single coil lead, and the lack of an approved lead in Japan. In January, we were able to begin selling our Quattro lead in Japan after receiving both regulatory and reimbursement approvals.

On December 4, 2006, we announced our intention to pursue a spin-off of Physio-Control into an independent, publicly traded company. Physio-Control is our wholly-owned subsidiary that offers external defibrillators, emergency response systems, data management solutions, and support services used by hospitals and emergency response personnel. On January 15, 2007, we announced our voluntary suspension of U.S. shipments of Physio-Control products manufactured at our facility in Redmond, Washington in order to address quality system issues. The Company and the United States Food and Drug Administration (FDA) have continued their discussions regarding corrective actions for the Physio-Control quality systems. The degree to which shipments may be permitted or restricted as a result of this process will depend upon the extent and timing of any remaining corrective actions. Physio-Control is working diligently to make progress in improving its quality systems. Physio-Control has resumed limited shipments to critical need customers in the U.S. Following the resolution of these matters, we intend to continue to pursue the spin-off of Physio-Control.

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

Legal Proceedings

We are involved in a number of legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, which, if granted, could require significant expenditures or result in lost revenues. In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. If a loss is possible, but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in notes accompanying our condensed consolidated financial statements. Our significant legal proceedings are discussed in Note 16 to the condensed consolidated financial statements and are incorporated by reference into Part II, Item 1 — Legal Proceedings. While it is not possible to predict the outcome for most of the matters discussed in Note 16 to the condensed consolidated financial statements, we believe it is possible that costs associated with them could have a material adverse impact on our consolidated earnings, financial position or cash flows on any one interim or annual period. With the exception of the Cordis, Marquis, and Kyphon matters, negative outcomes for the balance of the litigation matters discussed in Note 16 to the condensed consolidated financial statements are not considered probable or cannot be reasonably estimated.

Tax Strategies

Our effective tax rate is based on income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may or may not prevail. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. The establishment and changes to tax reserves for uncertain tax positions are determined in accordance with the principles of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. Our effective tax rate includes the impact of reserve provisions that we consider appropriate. This rate is then applied to our quarterly operating results. In the event there is a special, restructuring, certain litigation and/or IPR&D charge recognized in our operating results, the tax attributable to that item is separately calculated and recorded. Because the effective rate can be significantly impacted by discrete items that take place in the period, we often refer to our tax rate using both the effective rate and the non-GAAP nominal tax rate. The non-GAAP nominal tax rate is defined as the income tax provision as a percentage of taxable income, excluding special, restructuring, certain litigation, and IPR&D charges. We believe that this resulting non-GAAP financial measure provides useful information to investors because it excludes the effect of certain discrete items so that investors can compare our recurring results over multiple periods.

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

For the three months ended January 25, 2008, the Company’s overall tax rate includes the tax impact of special, certain litigation, and IPR&D charges which has resulted in an effective tax rate of 42.77 percent. For the nine months ended January 25, 2008 the Company’s overall tax rate includes the tax impact of special, restructuring, certain litigation, and IPR&D charges which has resulted in an effective tax rate of 24.61 percent. Excluding the impact of these items in the three and nine months ended January 25, 2008, our operational and tax strategies have resulted in a non-GAAP nominal tax rate of 19.84 and 22.12 percent, respectively, versus the U.S. Federal statutory rate of 35.0 percent. An increase in our nominal tax rate of 1 percent would result in an additional income tax provision for the three and nine months ended January 25, 2008 of approximately $9 million and $27 million, respectively. See discussion of the tax rate and the tax adjustments in the “Income Taxes” section of this management’s discussion and analysis.

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

The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our condensed consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows. Goodwill was $7.528 billion and $4.327 billion as of January 25, 2008 and April 27, 2007, respectively.

Other intangible assets consist primarily of purchased technology, patents, and trademarks which are amortized using the straight-line or accelerated basis, as appropriate, over their estimated useful lives, ranging from 3 to 20 years. As of January 25, 2008, all of our intangible assets have definite lives and are amortized on a straight-line basis. We review these intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. Other intangible assets, net of accumulated amortization, were $2.259 billion and $1.433 billion as of January 25, 2008 and April 27, 2007, respectively.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). Under the fair value recognition provisions of SFAS No. 123(R), we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. We elected the modified-prospective method of adopting SFAS No. 123(R), under which prior periods were not retroactively restated. Estimated stock-based compensation expense for the non-vested portion of awards granted prior to the effective date is being recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), pro forma disclosures. Total stock-based compensation expense recognized during the three and nine months ended January 25, 2008 was $71 million and $163 million, respectively. See Note 14 to the condensed consolidated financial statements for further information regarding our stock-based compensation programs.

We use the Black-Scholes option pricing model (Black-Scholes model) to determine the fair value of stock options as of the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rate, volatility of our stock price and expected dividends.

We analyze historical employee stock option exercise and termination data to estimate the expected life assumption. Beginning in the third quarter of fiscal year 2008, we began to calculate the expected life assumption using the midpoint scenario, which combines historical exercise data with hypothetical exercise data, as we believe this data currently represents the best estimate of the expected life of a new employee option. Prior to the third quarter of fiscal year 2008, we calculated the expected life based solely on historical data. We also stratify our employee population based upon distinctive exercise behavior patterns. The risk-free interest rate we use is based on the yield, on the grant date, of a zero-coupon U.S. Treasury bond whose maturity period equals or approximates the option’s expected term. We calculate the expected volatility using a blended volatility, combining the historical volatility and implied volatility. The dividend yield rate used is calculated by dividing our annual dividend, based on the most recent quarterly dividend rate, by the closing stock price on the grant date. The amount of stock-based compensation expense we recognize during a period is based on the portion of the awards that are ultimately expected to vest. We estimate pre-vesting option forfeitures at the time of grant by analyzing historical data and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

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

Potential Changes in Accounting Pronouncements

In August 2007, the FASB proposed FASB Staff Position (FSP) APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. The proposed FSP would require the proceeds from the issuance of such convertible debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount would be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The proposed change in accounting treatment as originally issued would have been effective for fiscal years beginning after December 15, 2007, and applied retrospectively to prior periods. If adopted, this FSP would change the accounting treatment for our $2.200 billion of 1.500 percent and $2.200 billion of 1.625 percent Senior Convertible Notes due in 2011 and 2013, respectively, which were issued in April 2006 and the $93 million remaining balance of our Contingent Convertible Debentures due 2021. The impact of this new accounting treatment could be significant to our results of operations and result in an increase to non-cash interest expense beginning in fiscal year 2009 for financial statements covering past and future periods. We cannot determine the exact impact of the change in accounting treatment or whether such accounting treatment will eventually be adopted by the FASB. As of the date of this filing, the FASB has not yet issued the final FSP.

Acquisitions

Three and nine months ended January 25, 2008

On November 2, 2007, we consummated the acquisition of Kyphon and it became our wholly owned subsidiary. Kyphon develops and markets medical devices designed to restore and preserve spinal function using minimally invasive technology. Kyphon’s primary products are used in balloon kyphoplasty for the treatment of spinal compression fractures caused by osteoporosis or cancer, and in the IPD procedure for treating the symptoms of lumbar spinal stenosis. It is expected that the acquisition of Kyphon will add to the growth of our existing Spinal business by extending its product offerings into some of the fastest growing product segments of the spine market, enabling us to provide physicians with a broader range of therapies for use at all stages of the care continuum.

Under the terms of the agreement announced on July 27, 2007, Kyphon shareholders received $71 per share in cash for each share of Kyphon common stock they owned. Total consideration for the transaction was $4.203 billion which includes payments to Kyphon shareholders for the cancellation of outstanding shares, the assumption and settlement of existing Kyphon debt, and payment of direct acquisition costs. Total debt assumed relates to Kyphon’s obligations under existing credit and term loan facilities and outstanding senior convertible notes. As of the date of the transaction, the existing credit and term loan facilities were fully paid and terminated. The senior convertible notes were converted by the holders in the weeks following the close of the transaction and have been included in the total purchase consideration above. In addition, the total consideration includes the estimated proceeds of unwinding the related convertible note hedges and cancellation and payment of the warrants to the hedge participants that were originally issued by Kyphon in February 2007.

The transaction was financed through a combination of $3.303 billion cash on hand, the issuance of $600 million short-term commercial paper and borrowing $300 million through a new long-term unsecured revolving credit facility.

The results of operations related to Kyphon have been included in our condensed consolidated statements of earnings since the date of the acquisition and include the full amortization of a $34 million inventory write-up recorded as part of the Kyphon acquisition accounting. The pro forma impact of Kyphon was significant to our results for the three and nine months ended January 25, 2008. See Note 3 to the condensed consolidated financial statements for the unaudited pro forma results of operations for the three months ended January 26, 2007 and the nine months ended January 25, 2008 and January 26, 2007.

On November 1, 2007, we recorded an IPR&D charge of $20 million related to the acquisition of Setagon, Inc. (Setagon), a development stage company focused on commercially developing metallic nanoporous surface modification technology. The acquisition will provide us with exclusive rights to use and develop Setagon’s Controllable Elution Systems (CES) technology in the treatment of cardiovascular disease. Total consideration for Setagon was approximately $20 million in cash, subject to purchase price increases, which would be triggered by the achievement of certain milestones.

On June 25, 2007, we acquired substantially all of the O-arm Imaging System (O-arm) assets of Breakaway Imaging, LLC (Breakaway), a privately held company based in Littleton, Massachusetts. Prior to the acquisition, we had the exclusive rights to distribute and market the O-arm. The O-arm provides multi-dimensional surgical imaging for use in spinal and orthopedic surgical procedures. The acquisition is expected to bring the O-arm into a broad portfolio of image guided surgical solutions within our Corporate Technologies and New Ventures business. Total consideration for Breakaway was approximately $26 million in cash, subject to purchase price increases, which would be triggered by the achievement of certain milestones. The pro forma impact of Breakaway was not significant to our results for the three and nine months ended January 25, 2008 or January 26, 2007.

Three and nine months ended January 26, 2007

On September 15, 2006, we acquired and/or licensed selected patents and patent applications owned by Dr. Eckhard Alt (Dr. Alt), or certain of his controlled companies in a series of transactions. In connection therewith, we also resolved all outstanding litigation and disputes with Dr. Alt and certain of his controlled companies. The agreements required the payment of total consideration of $75 million, $74 million of which was capitalized as technology based intangible assets that had an estimated useful life of 11 years at the time of acquisition. The acquired patents or licenses pertain to the cardiac rhythm disease management field and have both current application and potential for future patentable commercial products.

On July 25, 2006, we acquired substantially all of the assets of Odin Medical Technologies, LTD (Odin), a privately held company. Prior to the acquisition, we had an equity investment in Odin, which was accounted for under the cost method of accounting. Odin focused on the manufacture of the PoleStar intra-operative Magnetic Resonance Image (iMRI)-Guidance System which was already exclusively distributed by us. This acquisition was expected to help further drive the acceptance of iMRI guidance in neurosurgery. The consideration for Odin was approximately $21 million, which included $6 million in upfront cash and a $2 million milestone payment made during the second quarter of fiscal year 2007. The $8 million in net cash paid resulted from the $21 million in consideration less the value of our prior investment in Odin and Odin’s then existing cash balance. The results of operations related to Odin have been included in our condensed consolidated statements of earnings since the date of the acquisition. The pro forma impact of Odin was not significant to our results for the three and nine months ended January 26, 2007.

In addition to the acquisitions above, we periodically acquire certain tangible or intangible assets from certain enterprises that do not otherwise qualify for accounting as a business combination. These transactions are largely reflected in the condensed consolidated statements of cash flows as a component of investing activities under purchase of intellectual property.

Net Sales

The table below illustrates net sales by operating segment for the three and nine months ended January 25, 2008 and January 26, 2007 (dollars in millions):

	Three months ended			Nine months ended
	January 25, 2008	January 26, 2007	% Change	January 25, 2008	January 26, 2007	% Change
Pacing Systems	$478	$458	4%	$1,468	$1,391	6%
Defibrillation Systems	726	711	2	2,091	2,147	(3)
Other	14	17	(18)	42	49	(14)
CARDIAC RHYTHM DISEASE MANAGEMENT	1,218	1,186	3	3,601	3,587	—
Core Spinal	455	426	7	1,371	1,261	9
Spinal Biologics	206	172	20	594	513	16
Kyphon	147	—	N/A	147	—	N/A
SPINAL	808	598	35	2,112	1,774	19
Coronary Stents	157	148	6	459	399	15
Other Coronary/Peripheral	103	92	12	294	283	4
Endovascular	70	64	9	208	188	11
Revascularization and Surgical Therapies	109	105	4	316	303	4
Structural Heart Disease	73	69	6	211	207	2
CARDIOVASCULAR	512	478	7	1,488	1,380	8
Neuro Implantables	260	233	12	760	697	9
Gastroenterology & Urology	60	57	5	170	160	6
NEUROMODULATION	320	290	10	930	857	9
DIABETES	258	226	14	744	633	18
Core ENT	81	69	17	231	200	16
Neurologic Technologies	73	65	12	216	191	13
ENT	154	134	15	447	391	14
PHYSIO-CONTROL	94	105	(10)	228	317	(28)
CORPORATE TECHNOLOGIES & NEW VENTURES	41	31	32	105	80	31
TOTAL	$3,405	$3,048	12%	$9,655	$9,019	7%

Forward-looking statements are subject to risk factors (see “Cautionary Factors That May Affect Future Results” set forth in our Annual Report on Form 10-K for the year ended April 27, 2007 and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q).

Cardiac Rhythm Disease Management

CRDM products consist primarily of pacemakers, implantable defibrillators, leads, ablation products, electrophysiology catheters, and information systems for the management of patients with our devices. CRDM net sales for the three and nine months ended January 25, 2008 were $1.218 billion and $3.601 billion, an increase of 3 percent and 0 percent, respectively, when compared to the same periods of the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three and nine months ended January 25, 2008 of approximately $44 million and $94 million, respectively, when compared to the same periods of the prior fiscal year.

Worldwide net sales of Defibrillation Systems, our largest product line, for the three and nine months ended January 25, 2008 were $726 million and $2.091 billion, an increase of 2 percent and a decrease of 3 percent, respectively, when compared to the same periods of the prior fiscal year. Net sales for the three months ended January 25, 2008 increased, as compared to the prior year period, as a result of foreign currency translation and the benefit of approximately $20 million in revenue from filling the second quarter backlog on Quattro leads and reversing a portion of the Fidelis returns reserve established in the second quarter of fiscal year 2008 associated with the suspension of worldwide distribution of the Fidelis lead. See the discussion in the “Other Matters” section of this management’s discussion and analysis for further information on the suspension of worldwide distribution of the Fidelis lead. Sales of leads and, in some cases, complete Defibrillation Systems were negatively impacted in the third quarter of fiscal year 2008 by the Fidelis lead suspension. In particular, we did not receive clearance to sell our Quattro lead in Japan until January 2008, we do not currently sell a single coil Quattro lead, which is a more preferred product in certain Western European markets, and our field organization focused efforts on serving Fidelis customers and patients. The net sales decrease for the nine months ended January 25, 2008 was primarily the result of the suspension of worldwide distribution of the Fidelis lead, partially offset by the benefit of foreign currency translation. Net sales from Defibrillation Systems in the U.S. for the three and nine months ended January 25, 2008 were $502 million and $1.440 billion, a decrease of 1 percent and 7 percent, respectively, when compared to the same periods of the prior fiscal year. Outside the U.S., net sales from Defibrillation Systems for the three and nine months ended January 25, 2008 were $224 million and $651 million, an increase of 10 percent each when compared to the same periods of the prior fiscal year. The decrease in net sales in the U.S. for the three and nine months ended January 25, 2008 was primarily the result of the suspension of worldwide distribution of the Fidelis lead. The increase in net sales outside the U.S. for the three and nine months ended January 25, 2008 was driven by continued acceptance of Virtuoso ICDs and Concerto CRT-Ds and the benefit of foreign currency translation. Both the Virtuoso ICDs and Concerto CRT-Ds feature Conexus wireless technology which allows for remote transfer of patient data and enables easier communication between the implanted device and programmer at the time of implant, during follow-up in a clinician’s office, or remotely using a patient home monitor.

Pacing Systems net sales for the three and nine months ended January 25, 2008 were $478 million and $1.468 billion, an increase of 4 percent and 6 percent, respectively, when compared to the same periods of the prior fiscal year. Net sales for the three months ended January 25, 2008 were strong outside the U.S., benefiting from foreign currency translation; however, this was offset by U.S. net sales that were negatively impacted by the suspension of worldwide distribution of the Fidelis lead, as our field organization’s primary focus was on serving Fidelis customers and patients. Worldwide net sales for the nine months ended January 25, 2008 were driven by the Adapta family of pacemakers, including the Adapta, Versa, and Sensia models, which were launched in the U.S. in the second quarter of fiscal year 2007 and have been available outside the U.S. since late fiscal year 2006 and the benefit of foreign currency translation. The Adapta family of pacemakers incorporates an array of automatic features to help physicians improve pacing therapy and streamline the patient follow-up process, potentially minimizing the amount of time spent in a physician’s office. Adapta offers Managed Ventricular Pacing, or MVP, which is an atrial based pacing mode that significantly reduces unnecessary pacing in the right ventricle while providing the safety of a dual chamber backup if necessary. Clinical studies have suggested that reducing this unnecessary pacing in the right ventricle may decrease the risk of developing heart failure and atrial fibrillation, a potentially life-threatening irregular heartbeat. Net sales from Pacing Systems in the U.S. for the three and nine months ended January 25, 2008 were $218 million and $698 million, a decrease of 1 percent and an increase of 1 percent, respectively, when compared to the same periods of the prior fiscal year. Outside the U.S., net sales from Pacing Systems for the three and nine months ended January 25, 2008 were $260 million and $770 million, an increase of 9 percent and 10 percent, respectively, when compared to the same periods of the prior fiscal year. The revenue growth in the U.S. for the three and nine months ended January 25, 2008 was slowed by the suspension of worldwide distribution of the Fidelis lead, as our field organization focused their efforts on serving Fidelis customers and patients.

Looking ahead, we expect our CRDM operating segment should benefit from the following:

•

Future acceptance of our Quattro lead in Japan. We received regulatory and reimbursement approvals to begin selling our Quattro lead in Japan in January 2008. Prior to this approval, we did not have an approved lead in the Japanese market. Additionally, we expect future acceptance of our single coil Quattro lead, which we expect to launch in markets around the world in the first quarter of fiscal year 2009. Some physicians prefer a single coil lead, particularly physicians in certain Western European countries. We believe the future availability of this product will help us to further recover from the impact of the Fidelis lead action.

•

A worldwide Defibrillation System market that is still significantly under-penetrated. Our investments to expand the physician referral network, enhance clinical evidence, and develop technologies that promote the ease of use and care should drive increased usage of defibrillator therapies.

•

The future launch of our next generation products, including the Secura ICD and the Consulta CRT-D, along with the Maximo II line of ICDs and CRT-Ds. Secura and Consulta will be the first offerings in our Vision 3D family. Vision 3D is our first generation with a common platform across ICDs, CRT-Ds and Pacing Systems. Additionally these products extend our wireless technology to high power devices, provide enhanced follow-up and automaticity features and create meaningful manufacturing synergies. We are driven to meet the medical needs of our patients and continue to develop our industry leading product portfolio.

•	Continued acceptance of the Adapta family of pacemakers, including the Adapta, Versa, and Sensia models.

•

Continued expansion of the Medtronic CareLink Service, available on both the Pacing and Defibrillator platforms in the U.S., Canada, and Western Europe, and beginning in the fourth quarter of fiscal year 2008, on a pilot basis in Japan. The Medtronic CareLink Service enables clinicians to review data about implanted cardiac devices in real time and access stored patient and device diagnostics through a secure Internet website. The data, which is comparable to information provided during an in-clinic device follow-up, provides the patient’s medical team with a comprehensive view of how the device and patient’s heart are operating. The Medtronic CareLink Service continues to drive physician preference for our products. As of the end of the third quarter of fiscal year 2008, approximately 2,051 clinics were monitoring approximately 224,000 implant patients in the U.S. and we continue to expand this network.

Although we expect to benefit from having successfully restored a sufficient supply of Quattro leads, the January 2008 introduction of our Quattro lead in the Japanese market and the future launch of a single coil Quattro lead, there still remains uncertainty as to the future impact the Fidelis lead suspension may have on the overall Defibrillation System market or our results in this market.

Spinal

Spinal products include thoracolumbar, cervical and interbody spinal devices, and bone graft substitutes. Spinal net sales for the three and nine months ended January 25, 2008 were $808 million and $2.112 billion, an increase of 35 percent and 19 percent, respectively, over the same periods of the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three and nine months ended January 25, 2008 of approximately $15 million and $24 million, respectively, when compared to the same periods of the prior fiscal year. The growth in the third quarter of fiscal year 2008 was driven by the November 2, 2007 close of the acquisition of Kyphon, which generated revenue of $147 million in the period. The acquisition of Kyphon increased Spinal net sales by 24 percent and 8 percent for the three and nine months ended January 25, 2008, respectively. See below and Note 3 to the condensed consolidated financial statements for further discussion about the acquisition of Kyphon.

Core Spinal net sales for the three and nine months ended January 25, 2008 were $455 million and $1.371 billion, respectively, an increase of 7 percent and 9 percent, respectively, over the same periods of the prior fiscal year. Growth in the periods was primarily based on continued acceptance of our products for the thoracolumbar and cervical sections of the spine. Thoracolumbar net sales growth for the three and nine months ended January 25, 2008 was driven by net sales of the CD HORIZON LEGACY family of products (CD HORIZON) outside the U.S., worldwide net sales of the CAPSTONE and VERTE-STACK CRESCENT Vertebral Body Spacers (CAPSTONE and CRESCENT) for thoracolumbar stabilization, and worldwide net sales growth of the Lumbar Dynamic platform of products. CD HORIZON is the most comprehensive system on the market today, and is designed to provide procedural solutions for degenerative, deformity, or trauma applications using color coded implants and ergonomic instrumentation. The CAPSTONE and CRESCENT are minimal access devices and techniques designed to replace and restore vertebral height in the thoracolumbar spine. The growth of our Lumbar Dynamic platform of products, which allow some range in motion as compared to our fixed stabilization devices, was driven by demand for our PEEK Rod System in the U.S. and DIAM System outside the U.S. The growth in net sales of our cervical products for the three and nine months ended January 25, 2008 was led by continued acceptance of the VERTEX Max Reconstruction System for cervical stabilization outside the U.S.

Spinal Biologics net sales for the three and nine months ended January 25, 2008 were $206 million and $594 million, an increase of 20 percent and 16 percent, respectively, over the same periods of the prior fiscal year. These increases were primarily driven by continued strong acceptance of INFUSE Bone Graft in the U.S. INFUSE Bone Graft contains a recombinant human bone morphogenetic protein, or rhBMP-2, that induces the body to grow its own bone, eliminating the need for a painful second surgery to harvest bone from elsewhere in the body. Additionally, although on smaller bases, we have continued to experience strong growth in the sales of InductOs Bone Graft, the outside the U.S. equivalent of INFUSE Bone Graft, for both the three and nine months ended January 25, 2008.

Kyphon net sales of $147 million for the three and nine months ended January 25, 2008 were driven by continued acceptance of balloon kyphoplasty procedures for treating vertebral compression fractures and acceptance of Kyphon’s interspinous products for treating lumbar spinal stenosis. Balloon kyphoplasty, using Kyphon instruments, is presently used primarily by spine specialists, including orthopedic surgeons and neurosurgeons, interventional radiologists and interventional neuroradiologists, who repair compression fractures of the spine caused by osteoporosis, cancer or benign lesions, or trauma through minimally invasive spine surgeries. Kyphon’s interspinous products for treating lumbar spinal stenosis include the commercially available X-STOP IPD technology and Aperius PercLID.

Looking ahead, we expect our Spinal operating segment should benefit from the following:

•	Continued acceptance of our products for stabilization of the thoracolumbar and cervical sections of the spine, including the CD HORIZON LEGACY 5.5 and the VERTEX Max Reconstruction System.

•	Continued acceptance of the INFUSE Bone Graft for spinal fusion and certain types of acute, open tibia fractures.
•

Future launch of the extra small and double extra small Infuse kits for use in Spinal and oral maxillofacial procedures. These smaller kits should help to continue the strong growth that we have experienced to date, as these smaller size offerings will expand the potential user population.

•

Continued growth in the acceptance of our PRESTIGE Cervical Disc System, for dynamic stabilization, which received FDA approval on July 16, 2007 and was launched in the U.S. at the end of the first quarter of fiscal year 2008. The PRESTIGE Cervical Disc System is the first in a portfolio of artificial discs designed to serve patients suffering from severe degenerative disc disease, while maintaining motion in a patient’s cervical spine. We continue to train additional surgeons and are encouraged by the steady progress we are making with reimbursement agencies for coverage. Additionally, on July 17, 2007 the BRYAN Cervical Disc System received a recommendation for approval from an FDA advisory panel. We anticipate launching the BRYAN Cervical Disc System in the first half of calendar year 2008.

•

Continued acceptance of our Lumbar dynamic platform of products including the PEEK Rod System in the U.S. and the DIAM System outside the U.S. combined with continued acceptance of Kyphon’s X-Stop IPD system and the Aperius PercLID, for the treatment of mild to moderate lumbar spinal stenosis.

•

Continued acceptance of the Kyphon instruments for use in balloon kyphoplasty. The acquisition of Kyphon will add to the growth of our existing Spinal business by extending our product offerings into some of the fastest growing product segments of the spine market, enabling us to provide physicians with a broader range of therapies for use at all stages of the care continuum.

CardioVascular

CardioVascular products consist of coronary and peripheral stents and related delivery systems, endovascular stent grafts, products for the treatment of heart valve disease and tissue ablation, and open heart and coronary bypass grafting surgical products. CardioVascular net sales for the three and nine months ended January 25, 2008 were $512 million and $1.488 billion, an increase of 7 percent and 8 percent, respectively, over the same periods of the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three and nine months ended January 25, 2008 of approximately $29 million and $63 million, respectively, when compared to the same periods of the prior fiscal year.

Coronary Stent and Other Coronary/Peripheral net sales for the three and nine months ended January 25, 2008 were $260 million and $753 million, an increase of 8 percent and 10 percent, respectively, as compared to the same periods in the prior fiscal year. The increase in net sales for the three months ended January 25, 2008 was led by sales of our Endeavor and Endeavor Resolute drug-eluting stents outside the U.S., and sales of the Driver family of bare metal stents in the U.S. Our drug-eluting stents, which generated revenue of $84 million and $245 million in the three and nine months ended January 25, 2008, respectively, were commercially released in all global markets during the quarter except Canada, Japan, and the U.S. Although the market for stents and drug-eluting stents has been under pressure, sales of our Endeavor DES continue to benefit from favorable long-term clinical data, along with its ease of delivery. In addition, we recognized revenue of $73 million and $214 million in the three and nine months ended January 25, 2008, respectively, from the Driver family of bare metal stents, which experienced strong growth in the U.S. as a result of the aforementioned reduction in the use of drug-eluting stents. The Driver bare metal stent is a cobalt-chromium coronary stent which has thinner struts and provides greater maneuverability in placing the stent.

Endovascular net sales for the three and nine months ended January 25, 2008 were $70 million and $208 million, an increase of 9 percent and 11 percent, respectively, in comparison to the same periods in the prior fiscal year. For the three and nine months ended January 25, 2008 growth in the Endovascular business was driven by net sales of the Talent AAA Stent Graft System and the Valiant Thoracic Stent Graft System outside the U.S. The Valiant Thoracic Stent Graft System is a next-generation stent graft used for the minimally invasive repair of the thoracic aorta, the body’s largest artery, for several disease states including aneurysms, penetrating ulcers, acute or chronic dissections, and contained or traumatic ruptures. Net sales in the U.S. for the three and nine months ended January 25, 2008, decreased and were flat, respectively, in comparison to the same period in the prior year as a result of a voluntary field action on the AneuRx AAAdvantage Stent Graft System that required physician and patient notification.

Revascularization and Surgical Therapies net sales for the three and nine months ended January 25, 2008 were $109 million and $316 million, both an increase of 4 percent in comparison to the same periods in the prior fiscal year, led by net sales of our cannulae and beating heart products outside the U.S.

Structural Heart Disease net sales for the three and nine months ended January 25, 2008 were $73 million and $211 million, an increase of 6 percent and 2 percent, respectively, in comparison to the same periods in the prior fiscal year. The increases in net sales for the three and nine months ended January 25, 2008 were led by net sales outside the U.S., which offset slightly negative growth in the U.S. Net sales growth outside the U.S. was driven by sales of our Mosaic and Mosaic Ultra tissue valves, tempered by the impacts of the suspension of sales for the Advantage mechanical heart valve for a portion of the three and nine months ended January 25, 2008. The Advantage valve was reintroduced to the market during the third quarter of fiscal year 2008. The Mosaic and Mosaic Ultra tissue valves incorporate several design features to facilitate implantation and improve hemodynamics.

Looking ahead, we expect our CardioVascular operating segment should benefit from the following:

•

Future acceptance of the Endeavor DES in the U.S. market. On February 1, 2008 we announced FDA approval and the initiation of our U.S. launch of the Endeavor DES. The Endeavor DES is the first new drug-eluting stent approved for use in the U.S. market in over four years and provides a beneficial safety and efficacy profile for treating patients with coronary artery disease.

•

Continued acceptance of Endeavor Resolute in markets outside the U.S. Endeavor Resolute combines the proven drug and stent components of the Endeavor DES with Biolinx, a proprietary biocompatible polymer. Biolinx facilitates the elongation of Zotarolimus elution to correspond with the extended healing characteristics associated with complex lesions and patients with complex medical conditions, such as diabetes. In October 2007, we received CE Mark approval and launched Endeavor Resolute in select countries. Endeavor Resolute is currently available in 50 countries and we expect to launch it in an additional five countries outside the U.S. by the end of fiscal year 2008.

•

Continued acceptance of our Sprinter Legend Semicompliant Rapid Exchange Balloon Dilation Catheter for use in coronary angioplasty procedures. We received CE Mark approval and initiated a November 2007 launch in markets outside the U.S. The Sprinter Legend Balloon incorporates revolutionary Zerofold technology which enables an exceptionally low profile with no wrapped material and no balloon shoulders. This design assists our customers in addressing their most difficult clinical challenges.

•

Future acceptance of the Talent AAA Stent Graft System in the U.S. market and our anticipated entry into the U.S. and Japanese thoracic stent graft markets. The Talent AAA Stent Graft System PMA was filed with the FDA in October 2007 and we anticipate FDA approval and U.S. launch in the first half of calendar year 2008. The Talent Thoracic PMA was filed with the FDA in July 2007 and we anticipate FDA approval and launch of our Talent Thoracic device in the second half of calendar year 2008. In addition, we anticipate continued sales growth outside the U.S. with future acceptance of our next generation Endurant AAA stent graft and continued acceptance of the Valiant Thoracic Stent Graft System. We anticipate completion of our first-in-human trial for the new Endurant AAA stent graft in Western Europe in the first half of calendar year 2008. We anticipate CE mark approval of Endurant in the second half of calendar year 2008.

Neuromodulation

Neuromodulation products consist of therapeutic and diagnostic devices, including implantable neurostimulation systems, implantable drug administration devices, and urology and gastroenterology products. Neuromodulation net sales for the three and nine months ended January 25, 2008 were $320 million and $930 million, an increase of 10 percent and 9 percent, respectively, when compared to the same periods of the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three and nine months ended January 25, 2008 of approximately $9 million and $19 million, respectively, when compared to the same periods of the prior fiscal year. In the third quarter of fiscal year 2007, we divested our Urology diagnostics product line and in the first quarter of fiscal year 2008 we completed the divestiture of our Gastroenterology and Neurological diagnostics product lines. The loss of these product lines had a negative net sales growth impact of 6 percent and 4 percent for the three and nine months ended January 25, 2008, respectively.

Net sales from Neuromodulation Implantables for treating pain and movement disorders for the three and nine months ended January 25, 2008 were $260 million and $760 million, an increase of 12 percent and 9 percent, respectively, over the same periods in the prior fiscal year. The growth was driven by sales in the U.S. of key products in Pain Stimulation including the RestoreADVANCED and PrimeADVANCED neurostimulation systems for pain management, our Synchromed II drug delivery pump and our new surgical lead for spinal cord stimulation, the Specify 5-6-5. Additionally, worldwide sales of Activa therapy for deep brain stimulation for the treatment of movement disorders associated with advanced Parkinson’s disease and essential tremor contributed to our growth for the three and nine months ended January 25, 2008.

Net sales of Gastroenterology and Urology products for the three and nine months ended January 25, 2008 were $60 million and $170 million, an increase of 5 percent and 6 percent, respectively, over the same periods in the prior fiscal year. The growth in Gastroenterology and Urology was led by U.S. sales of our InterStim product line for the treatment of overactive bladder and urinary retention. The InterStim II was launched in the second quarter of fiscal year 2007, and its smaller design continues to be widely accepted. For the three and nine months ended January 25, 2008 net sales in the U.S. for the InterStim product line increased 22 percent and 26 percent, respectively, in comparison to the same periods of the prior year.

Looking ahead, we expect our Neuromodulation operating segment should benefit from the following:

•

Future acceptance of the RestoreULTRA, our next generation rechargeable neurostimulator with advanced programming capabilities and thinner device size. U.S. approval of our RestoreULTRA was announced in the fourth quarter of fiscal year 2008 and is expected to be fully launched by March 2008. RestoreULTRA will be the smallest and thinnest 16 electrode rechargeable neurostimulator on the market and will offer patients the ability to customize their pain control.

•

Continued acceptance of our new surgical lead, the Specify 5-6-5 with Durable Electrode Technology, which was launched in the first quarter of fiscal year 2008. The Specify 5-6-5 surgical lead offers exclusive advantages and electrode programming patterns when used with our neurostimulators. Additionally, we anticipate the launch of the Specify 2x8 surgical lead in the first half of fiscal year 2009.

•

Continued acceptance of our Activa Therapy for the treatment of Parkinson’s disease and essential tremor. We continue to educate neurologists and the patient population of the benefits that our Activa Therapy offers them. Additionally, we look forward to the anticipated launch of the Activa Rechargeable Stimulator, our next generation stimulator, which will be the therapy’s first rechargeable device.

•	Continued acceptance of InterStim II for the treatment of overactive bladder and urinary incontinence.

Diabetes

Diabetes products consist of external insulin pumps and related consumables, continuous glucose monitoring systems, and subcutaneous glucose sensors. Diabetes net sales for the three and nine months ended January 25, 2008 were $258 million and $744 million, an increase of 14 percent and 18 percent, respectively, when compared to the same periods of the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three and nine months ended January 25, 2008 of approximately $9 million and $19 million, respectively, when compared to the same periods of the prior fiscal year.

External pump sales for the three and nine months ended January 25, 2008 were $112 million and $334 million, representing growth of 8 percent and 17 percent, respectively, over the same periods in the prior fiscal year. The increase in net sales for the three months ended January 25, 2008 was led by strong outside the U.S. net sales of the Paradigm REAL-Time sensor-augmented pump system that integrates continuous glucose monitoring and insulin pump functionality, while net sales in the U.S. were affected by accelerated upgrades of our installed base to the Paradigm Real-Time system that occurred in fiscal year 2007 upon its initial launch. The increase in net sales for the nine months ended January 25, 2008 was lead by strong worldwide market acceptance of the Paradigm REAL-Time sensor-augmented pump system. Sales of consumables for the three and nine months ended January 25, 2008 were $124 million and $351 million, an increase of 13 percent and 11 percent, respectively, over the same periods in the prior fiscal year.

Looking ahead, we expect our Diabetes operating segment should benefit from the following:

•	Continued acceptance from both physicians and patients of the Paradigm REAL-Time sensor-augmented pump system, which integrates continuous glucose monitoring and insulin pump functionality.

•

Continued acceptance of the Guardian REAL-Time Continuous Glucose Monitoring System (CGMS) for diabetes management. The Guardian REAL-Time System is a stand alone glucose monitoring system that provides patients with real-time glucose trend graphs and predictive alarms informing them when their glucose levels become too high or too low, enabling better management of diabetes.

•

Future acceptance of the CGMS iPro recorder, which received U.S. FDA approval in January 2008 and will be launched in the U.S. in February 2008. The CGMS iPro is a new physician-use CGMS recorder that is smaller, lighter in weight and less time consuming to use than previous CGMS recorders. It is designed to help uncover patterns and potential problems that often go undetected with standard glucose measurements.

•

Future acceptance and customer preference for Medtronic products due to the alliances with LifeScan, Inc. (Lifescan), a Johnson & Johnson company, and Bayer Diabetes Care (Bayer), a member of the Bayer group, which we announced on August 21, 2007. The alliances reached with Lifescan (for the U.S. market) and Bayer (for markets outside the U.S.) provide for the distribution and marketing of blood glucose meters that communicate with Medtronic’s insulin pumps. These alliances provide our customers an integrated solution for managing diabetes, thereby improving the quality of life and ease of use. In February 2008 we launched our co-developed blood glucose meter with Bayer, starting with initial shipments in the German market, and we are on track for launching the Lifescan meter in the U.S. market later this spring.

•	Expansion of the number of physician education programs that are designed to teach physicians about pump therapy and continuous glucose monitoring.

ENT

The ENT operating segment consists of ear, nose, and throat related products (Core ENT) and neurologic technology-related products (Neurologic Technologies) including powered tissue-removal systems and other microendoscopy instruments, implantable devices, nerve monitoring systems, disposable fluid-control products, image-guided surgery systems, a Ménière’s disease therapy device, hydrocephalus shunt devices, external drainage systems, cranial fixation devices, neuroendoscopes, and dura repair products. ENT net sales for the three and nine months ended January 25, 2008 were $154 million and $447 million, an increase of 15 percent and 14 percent, respectively, when compared to the same periods of the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three and nine months ended January 25, 2008 of approximately $4 million and $9 million, respectively, when compared to the same periods of the prior fiscal year.

Core ENT net sales for the three and nine months ended January 25, 2008 were $81 million and $231 million, increases of 17 percent and 16 percent, respectively, in comparison to the same periods in the prior fiscal year. The increases for the three and nine months ended January 25, 2008 were driven by strong growth in net sales outside the U.S. of the Straightshot M4 Microdebrider and endoscopy sales. Additionally, during the three months ended January 25, 2008 net sales in the U.S. started to benefit from the successful launch of the Fusion EM IGS System, our new Image Guidance Surgery System for use in sinus surgical procedures. Fusion EM IGS is an electromagnetic-based image-guided surgery product that will avoid “line of sight constraints” of optical systems.

Neurologic Technologies net sales for the three and nine months ended January 25, 2008 were $73 million and $216 million, increases of 12 percent and 13 percent, respectively, in comparison to the same periods in the prior fiscal year. The primary driver of growth for the three and nine months ended January 25, 2008 in Neurologic Technologies was the continued worldwide acceptance of high-speed powered surgical drill systems, including the EHS Stylus system and the Strata valves.

Looking ahead, we expect our ENT operating segment should benefit from the following:

•	Continued acceptance of our new FUSION EM IGS System that was launched in the U.S. in the third quarter of fiscal year 2008.

•

Continued adoption of power systems outside the U.S. for sinus procedures, including the Straightshot M4 Microdebrider, as well as continued global adoption of nerve monitoring for ENT and thyroid procedures.

•

Continued development of the normal pressure hydrocephalus market, resulting in increased sales of our shunt products, including the Strata valve, and continued acceptance of our Legend high-speed drill systems, electric bone mill, and Durepair dura substitute.

Costs and Expenses

The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended		Nine months ended
	January 25, 2008	January 26, 2007	January 25, 2008	January 26, 2007
Cost of products sold	25.6%	25.4%	25.9%	25.5%
Research & development	9.7	9.6	9.6	10.1
Selling, general & administrative	35.4	34.1	35.3	33.9
Special charges	2.3	—	0.8	—
Restructuring	—	—	0.1	—
Certain litigation	10.7	—	3.8	0.4
IPR&D	9.1	—	3.6	—
Other expense, net	3.5	1.4	2.6	1.8
Interest income, net	(0.3)	(1.2)	(1.2)	(1.3)

Cost of Products Sold

Cost of products sold for the three and nine months ended January 25, 2008, as a percentage of net sales, increased 0.2 of a percentage point and 0.4 of a percentage point to 25.6 percent and 25.9 percent, respectively, when compared to the same periods in the prior fiscal year. Cost of products sold as a percentage of net sales in the three months ended January 25, 2008 was negatively impacted by 1.0 percentage point associated with the impact of the $34 million fair value adjustment for the inventory acquired in the Kyphon acquisition and 0.4 of a percentage point for manufacturing variances in the period. These increases in cost of products sold were offset by 1.0 percentage point of favorable foreign currency adjustments and 0.2 of a percentage point of favorable product mix. Cost of products sold as a percentage of net sales in the nine months ended January 25, 2008 was negatively impacted by 0.4 of a percentage point associated with the impact of the $34 million fair value adjustment for the inventory acquired in the Kyphon acquisition and 0.6 of a percentage point of unfavorability for scrap and other product costs associated with the suspension of worldwide distribution of the Fidelis lead and scrap costs at our Physio-Control business segment. These increases in cost were offset by favorable adjustments of 0.6 of a percentage point for foreign currency adjustments.

The $34 million fair value adjustment for the inventory acquired in the Kyphon acquisition was related to the step-up to fair value. This was recognized in the third quarter of fiscal year 2008, corresponding to the time over which the inventory was sold to customers. See the “Acquisitions” section of this management’s discussion and analysis for further information.

Research and Development

Consistent with prior periods, we have continued to invest in the future by spending aggressively on research and development efforts. For the three and nine months ended January 25, 2008, research and development spending was $329 million and $927 million, or 9.7 percent and 9.6 percent of net sales, respectively. Research and development spending for the three and nine months ended January 26, 2007 was $293 million and $912 million, or 9.6 percent and 10.1 percent of net sales, respectively. Research and development spending for the three months ended January 25, 2008 is relatively consistent with the prior year. The decrease in research and development as a percentage of net sales for the nine months ended January 25, 2008 is the result of our restructuring initiatives that began in the fourth quarter of fiscal year 2007. We remain committed to developing technological enhancements and new indications for existing products, and less invasive and new technologies to address unmet medical needs.

Selling, General and Administrative

Selling, general and administrative expense for the three and nine months ended January 25, 2008, as a percentage of net sales, increased by 1.3 percentage points and 1.4 percentage points to 35.4 percent and 35.3 percent, respectively, as compared to the same periods of the prior fiscal year. For the three months ended January 25, 2008, 0.9 of a percentage point of the increase was driven by the acquisition of Kyphon. The remainder of the increase is the result of our investment in selling and marketing activities for the Endeavor DES launch, which did not occur in the third quarter of fiscal year 2008, thus providing no revenue. For the nine months ended January 25, 2008, 0.3 of a percentage point of the increase was driven by the acquisition of Kyphon. The remainder of the increase was due to expenses associated with our previously communicated investment in selling and marketing activities related to the U.S. launch of the Prestige Cervical Disc System, the anticipated U.S. launch of the Endeavor DES, and the continued implementation of our global information technology system, which included the full conversion of our U.S. distribution systems in the second quarter of fiscal year 2008.

Special, Restructuring, Certain Litigation and IPR&D Charges

Special, restructuring, certain litigation, and IPR&D charges for the three and nine months ended January 25, 2008 and January 26, 2007 were as follows:

	Three months ended		Nine months ended
(dollars in millions)	January 25, 2008	January 26, 2007	January 25, 2008	January 26, 2007
Special charges	$78	$—	$78	$—
Restructuring charges	—	—	14	—
Certain litigation charges	366	—	366	40
IPR&D charges	310	—	343	—
Total special, restructuring, certain litigation, and IPR&D charges	754	—	801	40
Net tax impact of special, restructuring, certain litigation, and IPR&D charges	(118)	—	(129)	—
Total special, restructuring, certain litigation, and IPR&D charges, net of tax	$636	$—	$672	$40

Special

During the three and nine months ended January 25, 2008, we recorded a special charge related to the impairment of intangible assets associated with our benign prostatic hyperplasia, or enlarged prostate, product line purchased in fiscal year 2002. The development of the market, relative to our original assumptions, has changed as a result of the broad acceptance of a new line of drugs to treat the symptoms of an enlarged prostate. After analyzing the estimated future cash flows utilizing this technology, based on the market development, we determined that the carrying value of these intangible assets was impaired and a write down of $78 million was necessary. See Note 4 to the condensed consolidated financial statements for further discussion of this special charge.

During the three and nine months ended January 26, 2007, there were no special charges.

Restructuring

In the fourth quarter of fiscal year 2007, we recorded a $36 million restructuring charge, which consisted of employee termination costs of $28 million and asset write-downs of $8 million. As previously announced, these initiatives were designed to drive manufacturing efficiencies in our CardioVascular business, downsize our Physio-Control business due to our voluntary suspension of U.S. shipments, and rebalance resources within our CRDM business in response to market dynamics. The employee termination costs related to severance and the associated costs of continued medical benefits and outplacement services. The asset write-downs consisted of a $5 million charge for inventory write-downs, and a $3 million charge for non-inventory asset write-downs.

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

When the restructuring initiative began in fiscal year 2007, we identified approximately 900 positions for elimination which will be achieved through early retirement packages offered to employees, voluntary separation, and involuntary separation. As previously announced, all potentially impacted employees have been notified. Of the positions identified, 759 have been eliminated as of January 25, 2008. See additional details of the restructuring activity in Note 5 to the condensed consolidated financial statements.

There were no restructuring charges for the three and nine months ended January 26, 2007.

Certain Litigation

We classify settlements or judgments from material litigation as certain litigation charges. During the three and nine months ended January 25, 2008, we incurred certain litigation charges of $366 million. Of the amount recorded, $123 million, relates to the settlement of certain lawsuits relating to the Marquis line of ICDs and CRT-Ds that were subject to a field action announced on February 10, 2005. The remainder of the charge, $243 million, relates to an estimated reserve established for litigation with Cordis Corporation, a subsidiary of Johnson & Johnson. The Cordis litigation originated in October 1997 and pertains to a patent infringement claim on a previous generation of bare mental stents that are no longer on the market. We believe an unfavorable outcome in the matter is probable. In accordance with SFAS No. 5, “Accounting for Contingencies”, Medtronic has recorded a $243 million reserve in the third quarter of fiscal year 2008 for estimated damages in the matter. As of January 25, 2008, these amounts have not yet been paid. See Note 16 to the condensed consolidated financial statements for further discussion of these certain litigation charges.

During the three months ended January 26, 2007, there were no certain litigation charges.

During the first quarter of fiscal year 2007 we recorded a certain litigation charge of $40 million related to a settlement agreement with the United States Department of Justice which requires the government to obtain dismissal of two qui tam civil suits pending against us, and is conditional upon such dismissal being obtained. The two suits were based upon allegations about certain sales and marketing practices in the Spinal business. To resolve the matter, we have entered into a five-year corporate integrity agreement effective which will become effective when any appeals regarding those dismissals to the U.S. Court of Appeals for the Sixth Circuit become final. The corporate integrity agreement further strengthens our employee training and compliance systems surrounding sales and marketing practices. The settlement agreement reflects our assertion that the Company and its current employees have not engaged in any wrongdoing or illegal activity. Both qui tam suits have now been dismissed, and one of them is on appeal to the U.S. Court of Appeals for the Sixth Circuit, but no date has been set for a hearing. The other dismissal will not be appealed. As of January 25, 2008, this amount has not yet been paid.

IPR&D Charges

During the three months ended January 25, 2008, we recorded $310 million of IPR&D charges of which $290 million related to technology acquired through the purchase of Kyphon that had not yet reached technological feasibility and had no future alternative use and $20 million related to the purchase of intellectual property from Setagon, Inc. that had not yet reached technological feasibility and had no future alternative use. See Note 2 to the condensed consolidated financial statements for further discussion of these IPR&D charges.

During the nine months ended January 25, 2008, we recorded $343 million of IPR&D charges of which $290 million related to a technology acquired through the purchase of Kyphon, $20 million related to the purchase of intellectual property from Setagon, Inc., $25 million related to a milestone payment under the existing terms of a royalty bearing, non-exclusive patent cross-licensing agreement with NeuroPace, Inc., and $8 million from unrelated purchases of certain intellectual property. These payments were expensed as IPR&D since technological feasibility of the underlying projects had not yet been reached and such technology has no future alternative use. See Note 2 to the condensed consolidated financial statements for further discussion of these IPR&D charges.

There were no IPR&D charges for the three and nine months ended January 26, 2007.

Other Expense, Net

Other expense, net includes intellectual property amortization expense, royalty income and expense, realized minority investment gains/(losses), realized foreign currency transaction and derivative gains/(losses) and certain impairment charges. Other expense, net for the three and nine months ended January 25, 2008 increased $75 million and $88 million, to $119 million and $248 million, respectively, compared to the same periods in the prior fiscal year. The change for the three months ended January 25, 2008 is primarily due to losses of $41 million versus gains in the third quarter of the prior year of $3 million on our hedging programs, amortization on intangibles acquired as part of the Kyphon acquisition, which negatively impacted the third quarter of fiscal year 2008 by $22 million, and the comparative impact of the third quarter of the prior year which included $26 million of accelerated amortization of deferred income in connection with a product supply agreement in the CardioVascular business. The increase of $88 million for the nine months ended January 25, 2008 is primarily due to foreign exchange losses versus gains in the same period in the prior fiscal year from our hedging programs.

Interest Income, Net

For the three and nine months ended January 25, 2008, we generated interest income, net of $9 million and $114 million, respectively, as compared to interest income, net of $36 million and $113 million, respectively, for the same periods of the prior fiscal year. The decrease in the three months ended January 25, 2008 is the result of the financing of the Kyphon acquisition. The acquisition was financed through a combination of approximately $3.303 billion cash on hand causing a decrease in interest income, the issuance of $600 million short-term commercial paper and borrowing $300 million through a new long-term unsecured revolving credit facility both causing increases to interest expense.

Income Taxes

	Three months ended		Nine months ended
	January 25, 2008	January 26, 2007	January 25, 2008	January 26, 2007
	(dollars in millions)
Provision for income taxes	$58	$224	$463	$670
Effective tax rate	42.77%	23.98%	24.61%	25.19%
Impact of special, restructuring, certain litigation, and IPR&D charges	(22.93)	—	(2.49)	—
Non-GAAP nominal tax rate (1)	19.84%	23.98%	22.12%	25.19%

_________

(1)

Non-GAAP nominal tax rate is defined as the income tax provision as a percentage of taxable income, excluding special, restructuring, certain litigation, and IPR&D charges. We believe that the resulting non-GAAP financial measure provides useful information to investors because it excludes the effect of certain discrete items so that investors can compare our recurring results over multiple periods.

Our effective tax rate for the three and nine months ended January 25, 2008 was 42.77 percent and 24.61 percent compared to 23.98 percent and 25.19 percent, respectively, from the same periods of the prior fiscal year. The change in our effective tax rate is primarily due to the impact of special, restructuring, certain litigation, and IPR&D charges, tax benefits derived from our international operations, and operational tax benefits discussed below. Excluding the impact of special, restructuring, certain litigation, and IPR&D charges, our non-GAAP nominal tax rate for the three and nine months ended January 25, 2008 was 19.84 and 22.12 percent, compared to 23.98 and 25.19 percent, from the same periods of the prior fiscal year.

During the three and nine months ended January 25, 2008, the Company recorded $30 million in operational tax benefits for the finalization of certain tax returns, and changes to uncertain tax position reserves for the settlement of certain tax audits. During the same periods in the prior fiscal year, the Company recorded a $12 million operational tax benefit for the retroactive renewal and extension of the research and development credit enacted by the Tax Relief and Health Act of 2006. These tax adjustments are operational in nature and recorded as part of our provision for income taxes. Excluding the impact of the operational tax adjustments, the Company’s non-GAAP nominal tax rate would have been 23.25% for the three and nine months ended January 25, 2008, compared to 25.25% for the same periods for the prior fiscal year. The decrease is primarily due to the income tax benefits derived from our international operations. See Note 11 to the condensed consolidated financial statements for further information.

Liquidity and Capital Resources

	January 25, 2008	April 27, 2007
	(dollars in millions)
Working capital	$3,145	$5,355
Current ratio*	1.9:1.0	3.1:1.0
Cash, cash equivalents, and short-term investments	$1,307	$3,078
Long-term investments in public and private debt securities**	2,018	3,004
Cash, cash equivalents, short-term investments, and long-term debt securities	$3,325	$6,082
Short-term borrowings and long-term debt	$6,974	$6,087
Net cash position***	$(3,649)	$(5)

_________________

*	Current ratio is the ratio of current assets to current liabilities.
**	Long-term investments include public and private debt securities with a maturity date greater than one year from the end of the period.
***	Net cash position is the sum of cash, cash equivalents, short-term investments and long-term investments in public and private debt securities less short-term borrowings and long-term debt.

We believe our liquidity remains strong as of January 25, 2008 and our strong balance sheet and liquidity provide us with flexibility in the future. We believe our existing cash and investments, as well as our unused lines of credit and commercial paper capacity of $1.937 billion, if needed, will satisfy our foreseeable working capital requirements for at least the next twelve months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions. At January 25, 2008, our Standard and Poor’s Ratings Group and Moody’s Investors Service ratings remain unchanged as compared to the fiscal year ending April 27, 2007 with long-term debt ratings of AA- and A1, respectively, and strong short-term debt ratings of A-1+ and P-1.

The decrease in our net cash position in the third quarter of fiscal year 2008 as compared to the fiscal year ending April 27, 2007, is primarily due to the acquisition of Kyphon which was consummated on November 2, 2007. The transaction was financed through a combination of $3.303 billion of cash on hand, the issuance of $600 million short-term commercial paper and borrowing $300 million through a new long-term unsecured revolving credit facility. For further information regarding the acquisition of Kyphon, see Note 3 to the condensed consolidated financial statements.

At January 25, 2008 and April 27, 2007, approximately $3.058 billion and $5.428 billion, respectively, of cash, cash equivalents, short-term investments and long-term investments in debt securities were held by our non-U.S. subsidiaries. These funds are available for use by worldwide operations; however, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would be subject to U.S. tax.

We have investments in marketable debt securities which are classified and accounted for as available-for-sale. Our debt securities include government securities, commercial paper, corporate bonds, bank certificates of deposit, and mortgage backed and other asset backed securities including auction rate securities. Market conditions during the third quarter of fiscal year 2008 and subsequent to our quarter-end continue to indicate significant uncertainty on the part of investors on the economic outlook for the U.S. and for financial institutions that have potential exposure to the sub-prime housing market. This uncertainty has created reduced liquidity across the fixed income investment market, including the securities that the Company is invested in. As a result, some of our investments have experienced reduced liquidity including unsuccessful monthly auctions for our auction rate security holdings. During the third quarter of fiscal year 2008, we reclassified approximately $184 million in auction rate fixed income securities from short-term investments to long-term investments on our condensed consolidated balance sheet due to the fact that they are currently not trading, and current conditions in the general debt markets have reduced the likelihood that the securities will successfully auction within the next 12 months. Auction rate securities that did not successfully auction reset to the maximum rate as prescribed in the underlying indenture and all of the Company’s holdings continue to be current with their interest payments. Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to each of the securities in which we are invested, we believe no permanent impairment has occurred as the Company has the ability and the intent to hold these investments long enough to avoid realizing any significant loss. Additionally, if we required capital we believe we could liquidate the majority of our portfolio and incur no impairment loss and we have capacity under our commercial paper program and lines of credit that we could access. As of January 25, 2008, we do not believe that we have material risk in our current portfolio of investments that would impact our financial condition or liquidity. For further information about the risks associated with our investments see “Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk”.

Summary of Cash Flows

	For the nine months ended
	January 25, 2008	January 26, 2007
Cash provided by (used in):
Operating activities	$2,900	$2,054
Investing activities	(2,686)	(629)
Financing activities	(696)	(2,354)
Effect of exchange rate changes on cash and cash equivalents	(45)	22
Net change in cash and cash equivalents	$(527)	$(907)

Operating Activities

Cash provided by operating activities during the nine months ended January 25, 2008 increased $846 million over the same period of the prior year due to timing of receipts and payments for disbursements in the ordinary course of business.

Investing Activities

The $2.057 billion increase, over the same period of the prior year, in net cash used in investing activities was primarily attributable to the close of the Kyphon acquisition, which took place early in the third quarter of fiscal year 2008. In addition to the Kyphon acquisition, cash was used for additions to property, plant, and equipment and other investing activities.

Financing Activities

The $1.658 billion decrease, from the same period of the prior year, in net cash used in financing activities was primarily attributable to the fact that in the prior year $1.877 billion in cash was used to repurchase long-term debt as the bond holders put the Contingent Convertible Debentures to us and in fiscal year 2008 we generated $621 million from short-term borrowings and $300 million from the issuance of long-term debt. These cash inflows were offset by a $1.026 billion increase in cash used for stock repurchases.

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

We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position or cash flows. Presented below is a summary of contractual obligations and other minimum commercial commitments as of January 25, 2008. See Note 6 to the condensed consolidated financial statements for additional information regarding long-term debt. See Note 11 to the condensed consolidated financial statements for additional information regarding accrued income tax obligations, which are not reflected in the table below.

	Maturity by Fiscal Year
	Total	Remaining 2008	2009	2010	2011	2012	Thereafter
(dollars in millions)
Contractual obligations related to off-balance sheet arrangements:
Foreign currency contracts(1)	$6,741	$2,323	$2,482	$1,737	$199	$-	$-
Operating leases(2)	221	25	75	48	24	11	38
Inventory purchases(3)	585	77	278	109	75	14	32
Commitments to fund minority investments/contingent acquisition consideration(4)	239	13	38	33	40	29	86
Interest payments(5)	594	58	115	115	106	64	136
Other(6)	265	90	39	34	25	19	58
Total	$8,645	$2,586	$3,027	$2,076	$469	$137	$350

Contractual obligations reflected in the balance sheet:
Long-term debt, excluding capital leases(7)	$5,544	$-	$94	$-	$2,612	$-	$2,838
Capital leases(8)	77	-	11	13	16	17	20
Other(9)	23	13	10	-	-	-	-
Total	$5,644	$13	$115	$13	$2,628	$17	$2,858

(1)	As these obligations were entered into as hedges, the majority of these obligations will be offset by losses/gains on the related assets, liabilities and transactions being hedged.
(2)	Certain leases require us to pay real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These future costs are not included in the schedule above.
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

(7)

Long-term debt in the table above includes $4.400 billion Senior Convertible Notes issued in April 2006, and $1.000 billion Senior Notes issued in September 2005 and $94 million related to our Contingent Convertible Debentures. The Contingent Convertible Debentures were classified in short-term borrowings in the condensed consolidated balance sheet as of January 25, 2008 as the holders have the option to require us to repurchase the outstanding securities (referred to as a put option) in September 2008. The table above also includes the impact of the five year interest rate swap entered into in November 2005 and the eight year interest rate swap agreement entered into in June 2007.

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

Debt and Capital

Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of total interest-bearing debt and equity was 39 percent at January 25, 2008 in comparison to 36 percent at April 27, 2007.

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

Shares are repurchased from time to time to support our stock-based compensation programs and to take advantage of favorable market conditions. During the three and nine months ended January 25, 2008, we repurchased approximately 11.5 million shares and 29.0 million shares at an average price per share of $49.06 and $50.50, respectively. As of January 25, 2008, we have approximately 36.1 million shares remaining under current buyback authorizations approved by the Board of Directors.

Financing Arrangements

We have issued a combination of contingent convertible debentures, bank borrowings, and commercial paper to fund our short term needs. Short-term debt, including the current portion of our capital lease obligations, at January 25, 2008 was $1.318 billion compared to $509 million at April 27, 2007. We utilize a combination of contingent convertible debentures, senior convertible notes, and senior notes to meet our long-term financing needs. Long-term debt at January 25, 2008 was $5.656 billion compared to $5.578 billion at April 27, 2007. For more information on our financing arrangements, see Note 6 to the condensed consolidated financial statements.

Credit Arrangements and Debt Ratings

We have existing lines of credit of approximately $2.778 billion with various banks at January 25, 2008. The existing lines of credit include a five-year $1.750 billion syndicated credit facility dated December 20, 2006 (Credit Facility), which provides backup funding for our $2.250 billion commercial paper program and may also be used for general corporate purposes.

The Credit Facility provides the Company with the ability to increase its capacity by an additional $500 million at any time during the life of the five-year term of the agreement. The Company can also request the extension of the Credit Facility maturity date for one additional year on December 20, 2008, the second anniversary of the date of this facility.

On November 2, 2007, we entered into a new Credit Agreement (the “New Credit Agreement”) with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (the “New Lender”). The New Credit Agreement provides for a $300 million unsecured revolving credit facility (the “New Facility”) maturing November 2, 2010. In addition to certain initial fees, we are obligated to pay a commitment fee based on the total revolving commitment. Interest rates on these borrowings are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. The New Credit Agreement contains customary representations and warranties of the Company as well as affirmative covenants regarding the Company. Upon the occurrence of an event of default as defined under the New Credit Agreement, the New Lender could elect to declare all amounts outstanding under the New Facility to be immediately due and payable.

As of January 25, 2008 and April 27, 2007, $140 million and $0, respectively, were outstanding on all available lines of credit.

We maintain a commercial paper program that allows us to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of January 25, 2008 and April 27, 2007, outstanding commercial paper totaled $1.019 billion and $249 million, respectively. During the three and nine months ended January 25, 2008, the weighted average original maturity of the commercial paper outstanding was approximately 49 and 33 days, respectively, and the weighted average interest rate was 4.54 and 5.00 percent, respectively. The issuance of commercial paper reduces the amount of credit available under our existing lines of credit.

In connection with the issuance of the contingent convertible debentures, Senior Notes, Senior Convertible Notes and commercial paper, Standard and Poor’s Ratings Group and Moody’s Investors Service issued us strong long-term debt ratings of AA- and A1, respectively, and strong short-term debt ratings of A-1+ and P-1, respectively. These ratings remain unchanged as compared to the fiscal year ending April 27, 2007. For more information on credit arrangements, see Note 6 to the condensed consolidated financial statements.

Operations Outside of the United States

The table below illustrates U.S. net sales versus net sales outside the U.S. for the three and nine months ended January 25, 2008 and January 26, 2007 (in millions):

	Three months ended		Nine months ended
	January 25, 2008	January 26, 2007	January 25, 2008	January 26, 2007
U.S. Net Sales	$2,098	$1,957	$6,005	$5,873
Non U.S. Net Sales	1,307	1,091	3,650	3,146
Total net sales	$3,405	$3,048	$9,655	$9,019

For the three and nine months ended January 25, 2008, consolidated net sales outside the U.S. grew 20 percent and 16 percent, respectively, over the same periods of the prior year. For the three and nine months ended January 25, 2008, growth outside the U.S. was 13 percent and 14 percent, respectively, higher than net sales growth in the U.S. primarily as a result of the CRDM, CardioVascular, Diabetes, and Spinal businesses. Overall, for the three and nine months ended January 25, 2008, outside of the U.S. sales continue to be led by acceptance of CardioVascular’s Endeavor DES and CRDM’s Pacing Systems. The acquisition of Kyphon increased the sales for the Spinal business outside of the U.S. as well.

Net sales outside the U.S. are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. Outstanding receivables from customers outside the U.S. totaled $1.586 billion at January 25, 2008, or 51 percent, of total outstanding accounts receivable, and $1.456 billion at April 27, 2007, or 50 percent, of total outstanding accounts receivable.

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

We had foreign exchange derivative contracts outstanding in notional amounts of $6.741 billion and $5.372 billion at January 25, 2008 and April 27, 2007, respectively. The fair value of these contracts at January 25, 2008 was $197 million less than the original contract value. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at January 25, 2008 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by $664 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

We are also exposed to interest rate changes affecting principally our investments in interest rate sensitive instruments. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10 percent change in short-term interest rates compared to interest rates at January 25, 2008 indicates that the fair value of these instruments would change by $17 million.

We have investments in marketable debt securities which are classified and accounted for as available-for-sale. Our debt securities include government securities, commercial paper, corporate bonds, bank certificates of deposit, and mortgage backed and other asset backed securities including auction rate securities. Market conditions during the third quarter of fiscal year 2008 and subsequent to our quarter-end continue to indicate significant uncertainty on the part of investors on the economic outlook for the U.S. and for financial institutions that have potential exposure to the sub-prime housing market. This uncertainty has created reduced liquidity across the fixed income investment market, including the securities that the Company is invested in. As a result, some of our investments have experienced reduced liquidity including unsuccessful monthly auctions for our auction rate security holdings. During the third quarter of fiscal year 2008, we reclassified approximately $184 million in auction rate fixed income securities from short-term investments to long-term investments on our condensed consolidated balance sheet due to the fact that they are currently not trading, and current conditions in the general debt markets have reduced the likelihood that the securities will successfully auction within the next 12 months. Auction rate securities that did not successfully auction reset to the maximum rate as prescribed in the underlying indenture and all of the Company’s holdings continue to be current with their interest payments. Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to each of the securities in which we are invested, we believe no permanent impairment has occurred as the Company has the ability and the intent to hold these investments long enough to avoid realizing any significant loss. Additionally, if we required capital, we believe we could liquidate the majority of our portfolio and incur no impairment loss and we have capacity under our commercial paper program and lines of credit that we could access. As of January 25, 2008, we do not believe that we have material risk in our current portfolio of investments that would impact our financial condition or liquidity. As of January 25, 2008, we have $5 million of net unrealized losses on our aggregate investments of $3.325 billion; however, if market conditions continue to deteriorate further some of these holdings may experience permanent impairment in the future. For further information about the liquidity risks associated with our investments see “Liquidity and Capital Resources” within “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In the third quarter of fiscal year 2004, we began lending certain fixed income securities to enhance our investment income. These lending activities are collateralized at an average rate of 103 percent, with the collateral determined based on the underlying securities and creditworthiness of the borrowers. The value of the securities on loan at January 25, 2008 and April 27, 2007 was $276 million and $1.318 billion, respectively.

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) and changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective and are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

Changes in internal control

We continue to implement a new enterprise resource planning (ERP) system using a multi-phased approach which has resulted in certain changes in internal controls. During the second quarter of fiscal year 2008, portions of our Cardiac Rhythm Disease Management, CardioVascular, and Neuromodulation operating segments implemented the new ERP system which resulted in some changes in internal controls. As a result, management could not test or rely on some of the internal controls for the three months ended January 25, 2008 due to the changes made in the second quarter. However, management performed other procedures and analysis to ensure the financial statements were materially correct for the three and nine months ended January 25, 2008. There have been no other changes in the Company’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 25, 2007, the Company received a letter from the SEC requesting information relating to any potential violations of the U.S. Foreign Corrupt Practices Act in connection with the sale of medical devices in an unspecified number of foreign countries, including Greece, Poland and Germany. The letter notes that the Company is a significant participant in the medical device industry, and seeks any information concerning certain types of payments made directly or indirectly to government-employed doctors. A number of competitors have publicly disclosed receiving similar letters. On November 16, 2007, the Company received a letter from the Department of Justice requesting any information provided to the SEC. The Company is cooperating with both requests.

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

We entered into a merger agreement with Kyphon because we believe that the merger will be beneficial to us and our shareholders. Achieving the anticipated benefits of the merger depends in part on whether we can successfully integrate Kyphon’s business with our existing business. We may not be successful in integrating Kyphon’s business as efficiently and effectively as we anticipate. The integration of certain operations following the merger will require significant management resources which may distract attention from our day-to-day business. Any inability of management to successfully integrate Kyphon’s business could have a material adverse effect on our business and result of operations. We may not achieve anticipated cost synergies or long-term strategic benefits of the merger. An inability to realize the full extent of, or any of, the anticipated benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of our common stock after completion of the merger. Risks we may encounter in connection with the integration of Kyphon’s business also include:

•	difficulty incorporating acquired technologies or products with our existing product lines and maintaining uniform standards, controls, procedures and policies;

•	higher than anticipated costs in continuing support and development of acquired products;

•	legal or tax exposures as a result of unanticipated difficulties encountered during the integration process; and

•	inability to achieve the anticipated synergies such as increased sales and achieving cost savings.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the shares repurchased by Medtronic during the third quarter of fiscal year 2008:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
10/27/07-11/23/07	1,649,900	$48.49	1,649,900	45,904,461
11/24/07-12/28/07	6,677,100	49.97	6,677,100	39,227,361
12/29/07-1/25/08	3,159,900	47.44	3,159,900	36,067,461
Total	11,486,900	$49.06	11,486,900	36,067,461

_________________

(1)

In October 2005 and June 2007, our Board of Directors authorized the repurchase of up to 40 million and 50 million shares of our common stock, respectively. As authorized by the Board of Directors, each program expires when its total number of authorized shares has been repurchased.

Item 6.  Exhibits

(a)	Exhibits

10.1	1994 Stock Award Plan (Amended and Restated as of January 1, 2008).

10.2	Medtronic Incentive Plan (As amended and restated effective as of January 1, 2008).

10.3	Medtronic, Inc. 1998 Outside Director Stock Compensation Plan (as amended and restated effective January 1, 2008).

10.4	Medtronic, Inc. 2003 Long-Term Incentive Plan (As amended and restated effective January 1, 2008).

10.5	Medtronic, Inc. Israeli Amendment to the 2003 Long-Term Incentive Plan.

10.6	Medtronic, Inc. – Kyphon Inc. 2002 Stock Plan (Amended and Restated July 26, 2007, as further amended on October 18, 2007).

10.7	Addendum: Medtronic, Inc. – Kyphon Inc. 2002 Stock Plan (Dated December 13, 2007).

12.1	Medtronic, Inc. Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medtronic, Inc. (Registrant)

Date: March 4, 2008	/s/ William A. Hawkins
William A. Hawkins President and Chief Executive Officer

Date: March 4, 2008	/s/ Gary L. Ellis
Gary L. Ellis Senior Vice President and Chief Financial Officer