Form 10-Q
period 2008-07-25
MEDTRONIC INC
filed 2008-09-03
CIK 64670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 25, 2008

Commission File Number 1-7707

MEDTRONIC, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0793183
(State of incorporation)	(I.R.S. Employer
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

Shares of common stock, $.10 par value, outstanding on August 28, 2008: 1,128,294,514

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

MEDTRONIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended
	July 25, 2008	July 27, 2007
	(in millions, except per share data)
Net sales	$3,706	$3,127

Costs and expenses:
Cost of products sold	855	792
Research and development expense	324	300
Selling, general and administrative expense	1,318	1,096
Restructuring charges	96	14
Purchased in-process research and development (IPR&D) charges	—	33
Other expense, net	151	57
Interest expense/(income), net	9	(44)
Total costs and expenses	2,753	2,248

Earnings before income taxes	953	879
Provision for income taxes	206	204

Net earnings	$747	$675

Earnings per share:

Basic	$0.67	$0.59
Diluted	$0.66	$0.59

Weighted average shares outstanding:

Basic	1,120.9	1,138.7
Diluted	1,129.1	1,153.1

Cash dividends declared per common share	$0.188	$0.125

The accompanying notes are an integral part of these consolidated financial statements.

MEDTRONIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 25, 2008	April 25, 2008
	(in millions, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$1,170	$1,060
Short-term investments	575	553
Accounts receivable, less allowances of $93 and $99, respectively	3,239	3,287
Income tax receivable	—	73
Inventories	1,356	1,280
Deferred tax assets, net	575	600
Prepaid expenses and other current assets	483	469

Total current assets	7,398	7,322

Property, plant and equipment	4,835	4,743
Accumulated depreciation	(2,594)	(2,522)
Property, plant and equipment, net	2,241	2,221

Goodwill	7,529	7,519
Other intangible assets, net	2,147	2,193
Long-term investments	2,817	2,322
Long-term deferred tax assets, net	82	103
Other assets	519	518

Total assets	$22,733	$22,198

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$1,635	$1,154
Accounts payable	387	383
Accrued compensation	639	789
Accrued income taxes	36	—
Other accrued expenses	1,025	1,209

Total current liabilities	3,722	3,535

Long-term debt	5,499	5,802
Long-term accrued compensation and retirement benefits	304	304
Long-term accrued income taxes	535	519
Other long-term liabilities	434	502

Total liabilities	10,494	10,662

Commitments and contingencies (Note 17)	—	—

Shareholders’ equity:
Preferred stock— par value $1.00	—	—
Common stock— par value $0.10	113	112
Retained earnings	12,334	11,710
Accumulated other comprehensive loss	(208)	(286)

Total shareholders’ equity	12,239	11,536

Total liabilities and shareholders’ equity	$22,733	$22,198

The accompanying notes are an integral part of these consolidated financial statements.

MEDTRONIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	July 25, 2008	July 27, 2007
	(in millions)
Operating Activities:
Net earnings	$747	$675
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	173	149
IPR&D charges	—	33
Provision for doubtful accounts	6	10
Deferred income taxes	11	40
Stock-based compensation	55	48
Excess tax benefit from exercise of stock-based awards	(11)	(12)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	42	(23)
Inventories	(59)	(17)
Accounts payable and accrued liabilities	(274)	(76)
Other operating assets and liabilities	110	83

Net cash provided by operating activities	800	910

Investing Activities:
Acquisitions, net of cash acquired	(29)	(26)
Purchase of intellectual property	—	(33)
Additions to property, plant and equipment	(127)	(132)
Purchases of marketable securities	(1,103)	(1,921)
Sales and maturities of marketable securities	558	1,521
Other investing activities, net	21	(115)

Net cash used in investing activities	(680)	(706)

Financing Activities:
Change in short-term borrowings, net	481	(46)
Payments on long-term debt	(300)	(2)
Dividends to shareholders	(211)	(142)
Issuance of common stock	198	97
Excess tax benefit from exercise of stock-based awards	11	12
Repurchase of common stock	(175)	(500)

Net cash provided by (used in) financing activities	4	(581)

Effect of exchange rate changes on cash and cash equivalents	(14)	(6)

Net change in cash and cash equivalents	110	(383)

Cash and cash equivalents at beginning of period	1,060	1,256

Cash and cash equivalents at end of period	$1,170	$873

Supplemental Cash Flow Information
Cash Paid For:
Income taxes	$62	$130
Interest	38	26

The accompanying notes are an integral part of these consolidated financial statements.

MEDTRONIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Dollars in millions, except per share data

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial condition, and cash flows in conformity with U.S. GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Medtronic, Inc. and its subsidiaries (Medtronic or the Company) for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 25, 2008.

The Company’s fiscal years 2009, 2008 and 2007 will end or ended on April 24, 2009, April 25, 2008 and April 27, 2007, respectively.

Note 2 – New Accounting Pronouncements

Effective April 26, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. SFAS No. 157 does not expand the use of fair value in any new circumstances. For certain types of financial instruments, SFAS No. 157 requires a limited form of retrospective transition, whereby the cumulative impact of the change in principle is recognized in the opening balance in retained earnings in the fiscal year of adoption. All other provisions of SFAS No. 157 will be applied prospectively. On February 12, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2). FSP FAS 157-2 defers the implementation of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities. Accordingly, the Company adopted the required provisions of SFAS No. 157 at the beginning of fiscal year 2009 and the remaining provisions will be adopted by the Company at the beginning of fiscal year 2010. The fiscal year 2009 adoption did not result in a material impact to the Company’s financial statements (see Note 6). The Company is currently evaluating the impact of adopting the remaining parts of SFAS No. 157 in fiscal year 2010 in accordance with FSP FAS No. 157-2.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158), which requires the recognition of an asset or liability for the funded status of defined benefit pension and other post-retirement benefit plans in the statement of financial position. The funded status recognition and certain disclosure provisions of SFAS No. 158 were adopted for the Company’s fiscal year ended April 25, 2008. See Notes 1 and 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 25, 2008 for the impact of this adoption. SFAS No. 158 also requires the consistent measurement of plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position effective for the Company’s fiscal year ending April 24, 2009. A select number of the Company’s plans, including the U.S. plans, currently have a January 31 measurement date. This standard will require the Company to change that measurement date to match the date of the Company’s fiscal year-end in fiscal year 2009. The Company will adopt the new measurement date provisions of SFAS No. 158 in the fourth quarter of fiscal year 2009. The adoption of this new standard will result in a one-time adjustment to retained earnings and accumulated other comprehensive income in the fourth quarter of fiscal year 2009.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and the goodwill acquired. Some of the key changes under SFAS No. 141(R) will impact the accounting treatment for certain specific acquisition related items including: (1) accounting for acquired in process research and development (IPR&D) as an indefinite-lived intangible asset until approved or discontinued rather than as an immediate expense; (2) expensing acquisition costs rather than adding them to the cost of an acquisition; (3) expensing restructuring costs in connection with an acquisition rather than adding them to the cost of an acquisition; (4) including the fair value of contingent consideration at the date of an acquisition in the cost of an acquisition; and (5) recording at the date of an acquisition the fair value of contingent liabilities that are more likely than not to occur. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) will be effective for the Company beginning fiscal year 2010 and must be applied prospectively to all new acquisitions closing on or after April 25, 2009. Early adoption of SFAS No. 141(R) is prohibited. SFAS No. 141(R) is expected to have a material impact on how the Company will identify, negotiate, and value future acquisitions and a material impact on how an acquisition will affect the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for partial and/or step acquisitions. SFAS No. 160 will be effective for the Company in the first quarter of fiscal year 2010. The Company is currently evaluating the impact that the adoption of SFAS No. 160 will have, but does not believe it will be material to the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161), which will require increased disclosures about an entity’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Certain disclosures will also be required with respect to derivative features that are credit risk-related. SFAS No. 161 is effective for the Company beginning in the fourth quarter of fiscal year 2009 but only requires the revised disclosures on a prospective basis. Since SFAS No. 161 requires only additional disclosures about the Company’s derivatives and hedging activities, the adoption of SFAS No. 161 will not affect the Company’s consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires the proceeds from the issuance of such convertible debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The change in accounting treatment is effective for the Company beginning in fiscal 2010, and will be applied retrospectively to prior periods. FSP APB 14-1 changes the accounting treatment for the Company’s $2,200 of 1.500 percent and $2,200 of 1.625 percent Senior Convertible Notes due in 2011 and 2013, respectively, which were issued in April 2006 and the $93 remaining balance of the Company’s Contingent Convertible Debentures due 2021. The Company is currently evaluating the impact of this new accounting treatment, which will result in an increase to non-cash interest expense reported in its historical financial statements. Based on a preliminary review, the Company believes historical diluted EPS would be impacted in the range of $0.06 to $0.10 per fiscal year.

Note 3 – Acquisitions and IPR&D Charges

When the Company acquires another company or a group of assets, the purchase price is allocated, as applicable, between IPR&D, other identifiable intangible assets, net tangible assets, and goodwill as required by U.S. GAAP. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of acquired businesses. The values assigned to IPR&D and other identifiable intangible assets are based on valuations that have been prepared using methodologies and valuation techniques consistent with those used by independent appraisers. These techniques include estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values utilizing an appropriate risk-adjusted rate of return (discount rate). The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For IPR&D, these methodologies include consideration of the risk of the project not achieving commercial feasibility and include a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

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

Fiscal Year 2009

Restore Medical Acquisition

On July 16, 2008, the Company acquired Restore Medical, Inc. (Restore). Restore’s Pillar Palatal Implant System (Pillar System) will be integrated into the Surgical Technologies operating segment of the Company. The Pillar System will provide the Company with a minimally invasive, implantable medical device used to treat the soft palate component of sleep breathing disorders, including mild to moderate obstructive sleep apnea and snoring. Restore shareholders received $1.60 per share in cash for each share of Restore common stock they owned. Total consideration for the transaction was approximately $30.

In connection with the acquisition of Restore, the Company acquired $17 of technology-based intangible assets with an estimated useful life of 10 years, $2 of net tangible assets, and $11 of goodwill. The goodwill is deductible for tax purposes. The pro forma impact of the acquisition of Restore was not significant to the results of the Company for the three months ended July 25, 2008 and July 27, 2007. The results of operations for Restore have been included in the Company’s condensed consolidated statement of earnings since the date of acquisition.

Fiscal Year 2008

Kyphon Acquisition

On November 2, 2007, the Company acquired Kyphon Inc. (Kyphon) and it became a wholly owned subsidiary of the Company. Kyphon develops and markets medical devices designed to restore and preserve spinal function using minimally invasive technology. Kyphon’s primary products are used in balloon kyphoplasty for the treatment of spinal compression fractures caused by osteoporosis or cancer, and in the interspinous process decompression procedure for treating the symptoms of lumbar spinal stenosis. It is expected that the acquisition of Kyphon will add to the growth of the Company’s existing Spinal business by extending its product offerings into some of the fastest growing product segments of the spine market, enabling the Company to provide physicians with a broader range of therapies for use at all stages of the care continuum.

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

The Company has accounted for the acquisition of Kyphon as a purchase under U.S. GAAP. Under the purchase method of accounting, the assets and liabilities of Kyphon were recorded as of the acquisition date, at their respective fair values, and consolidated with the Company. The break down of the purchase price of Kyphon is as follows:

Cash acquisition of Kyphon outstanding common stock	$3,300
Cash settlement of vested stock-based awards	218
Debt assumed and settled	570
Cash settlement of convertible debt warrants, net of proceeds from convertible note hedges	87
Direct acquisition costs	28
Total purchase price	$4,203

The purchase price allocation is based on estimates of the fair value of assets acquired and liabilities assumed. The purchase price has been allocated as follows:

Current assets	$367
Property, plant and equipment	39
In-process research and development	290
Other intangible assets	996
Goodwill	3,175
Other long-term assets	10
Total assets acquired	4,877

Current liabilities	359
Deferred tax liabilities	282
Other long-term liabilities	33
Total liabilities assumed	674
Net assets acquired	$4,203

In connection with the acquisition, the Company acquired $996 of intangible assets that had a weighted average useful life of approximately 10.5 years. The intangible assets include $887 of technology-based assets and $109 of tradenames with weighted average lives of 10.5 years and 11 years, respectively. Also as part of the acquisition, the Company recognized, in total, $290 and $3,175 for IPR&D and goodwill, respectively. The IPR&D was expensed on the date of acquisition. Various factors contributed to the establishment of goodwill, including: the benefit of adding existing Medtronic products to the portfolio of products already sold by Kyphon sales representatives; the value of Kyphon’s highly trained assembled workforce; and the expected revenue growth that is attributable to expanded indications and increased market penetration from future products and customers. The goodwill is not deductible for tax purposes.

The $290 IPR&D charge primarily relates to three projects: 1) future launch of the balloon kyphoplasty (kyphoplasty) procedure into the Japanese market, 2) future launch of the Aperius product into the U.S. market, and 3) the development of the next generation kyphoplasty balloon technology. Kyphoplasty is Kyphon’s minimally invasive approach to treat spinal fractures including vertebral compression fractures due to osteoporosis and cancer. Aperius is Kyphon’s internally developed interspinous spacing device which provides a minimally invasive approach to treat lumbar spinal stenosis. For purposes of valuing the acquired IPR&D, the Company estimated total costs to complete of approximately $19.

As required, the Company recognized a $34 fair value adjustment related to inventory acquired from Kyphon. Inventory fair value is defined as the estimated selling price less the sum of (a) cost to complete (b) direct costs to sell and (c) a reasonable profit allowance for the selling effort. The $34 fair value adjustment was fully expensed through cost of products sold during the third quarter of fiscal year 2008, which reflects the estimated period over which the acquired inventory was sold to customers.

In connection with the acquisition, the Company began to assess and formulate a plan for the elimination of duplicative positions, employee relocations, the exit of certain facilities, and the termination of certain contractual obligations. The purchase accounting liabilities recorded in connection with these activities were approximately $68 and included approximately $48 for termination benefits and employee relocation and approximately $20 of estimated costs to cancel contractual obligations. The remaining balance of these liabilities as of July 25, 2008 was approximately $38. The Company continues to assess these liabilities and until the plan is finalized and the integration activities are complete, the allocation of the purchase price is subject to adjustment.

The Company’s condensed consolidated financial statements include Kyphon’s operating results from the date of acquisition, November 2, 2007. The following unaudited pro forma information sets forth the combined results of Medtronic’s and Kyphon’s operations for the three months ended July 27, 2007 as if the acquisition had occurred at the beginning of the period presented. The unaudited pro forma results of operations for the three month period ended July 27, 2007 includes the results of Medtronic’s historical financial information for the period and the operations for Kyphon for the three month period ended June 30, 2007.

The pro forma information gives effect to actual operating results prior to the acquisition, adjusted to reflect, among other things, reduced interest income, additional intangible asset amortization and interest expense that would have resulted from the change in the accounting basis of certain assets and liabilities due to the acquisition. Pro forma adjustments are tax-effected at the Company’s statutory tax rate. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts are not necessarily indicative of the results that would have been obtained if the acquisition had occurred as of the beginning of the periods presented or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings. The unaudited pro forma condensed consolidated financial information is presented for informational purposes only.

Three months ended
July 27, 2007
Net sales	$3,271
Net earnings	447

Earnings per share:
Basic	$0.39
Diluted	$0.39

The unaudited pro forma financial information for the three months ended July 27, 2007 include a $290 IPR&D charge and a $34 increase in cost of products sold related to the step-up to fair value of inventory acquired, both of which are non-recurring.

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

In connection with the acquisition of Breakaway, the Company acquired $22 of technology-based intangible assets that had an estimated useful life of 15 years at the time of acquisition, $1 of tangible assets, and $3 of goodwill. The goodwill was deductible for tax purposes. The pro forma impact of the acquisition of Breakaway was not significant to the results of the Company for the three months ended July 27, 2007.

There were no IPR&D charges during the three months ended July 25, 2008.

Additionally, during the three months ended July 27, 2007, the Company recorded IPR&D charges of $25 related to a milestone payment under the existing terms of a royalty bearing, non-exclusive patent cross-licensing agreement with NeuroPace, Inc. and $8 for unrelated purchases of certain intellectual property. These payments were expensed as IPR&D since technological feasibility of the underlying projects had not yet been reached and such technology has no future alternative use.

In addition to the acquisitions above, Medtronic periodically acquires certain tangible or intangible assets from certain enterprises that do not otherwise qualify for accounting as a business combination. These transactions are largely reflected in the condensed consolidated statements of cash flows as a component of investing activities under purchase of intellectual property.

Contingent Consideration

Certain of the Company’s business combinations or purchases of intellectual property involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. While it is not certain if and/or when these payments will be made, the Company has developed an estimate of the potential contingent consideration for each of its acquisitions with an outstanding potential obligation. At July 25, 2008, the estimated potential amount of future contingent consideration that the Company is expected to make associated with all business combinations or purchases of intellectual property is approximately $131. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2009 to 2016 in order for the consideration to be paid.

Note 4 – Restructuring Charges

Global Realignment Initiative

In fiscal year 2008, as part of a global realignment initiative, the Company recorded a $31 restructuring charge, which consisted of employee termination costs of $27 and asset write-downs of $4. This initiative began in the fourth quarter of fiscal year 2008 and focuses on shifting resources to those areas where the Company has the greatest opportunities for growth and streamlining operations to drive operating leverage. The global realignment initiative impacts most businesses and certain corporate functions. Within the Company’s Cardiac Rhythm Disease Management (CRDM) business, the Company is reducing research and development infrastructure by closing a facility outside the U.S., reprioritizing research and development projects to focus on the core business and consolidating manufacturing operations to drive operating leverage. Within Spinal, the Company is reorganizing and consolidating certain activities where Medtronic’s existing infrastructure, resources, and systems can be leveraged to obtain greater operational synergies. The global realignment initiative is also designed to further consolidate manufacturing of CardioVascular products, streamline distribution of products in select businesses and to reduce general and administrative costs in the Company’s corporate functions. The asset write-downs were recorded within cost of products sold in the consolidated statement of earnings. The employee termination costs of $27 consist of severance and the associated costs of continued medical benefits and outplacement services.

As a continuation of the global realignment initiative that began in fiscal year 2008, in the first quarter of fiscal year 2009 the Company incurred $96 of incremental restructuring charges, which consists of employee termination costs of $91 and asset write-downs of $5. The majority of the expense recognized in the first quarter of fiscal year 2009 is related to the execution of the Company’s global realignment initiative outside the U.S. This includes the realignment and elimination of personnel throughout Europe and the Emerging Markets and the closure of an existing facility in the Netherlands that will be integrated into the U.S. operations. The remainder of the expense is associated with enhanced severance benefits provided to employees identified in the fourth quarter of fiscal year 2008. These incremental costs were not accrued in fiscal year 2008 because the enhanced benefits had not yet been communicated to the impacted employees.

When this restructuring initiative began in the fourth quarter of fiscal year 2008, the Company estimated that approximately 1,100 positions would be eliminated through both voluntary and involuntary separation. As of July 25, 2008, the Company has completed the identification process and has revised its estimate of the total positions that will be impacted to 900 positions. Of the 900 positions identified, approximately 140 have been eliminated as of July 25, 2008. The restructuring initiatives are scheduled to be substantially complete by the end of fiscal year 2009.

A summary of the activity related to the global realignment initiative is presented below:

	Global Realignment Initiative
	Employee Termination Costs	Asset Write- downs	Total
Balance at April 27, 2007	$—	$—	$—
Restructuring charges	27	4	31
Payments/write-downs	(2)	(4)	(6)
Balance at April 25, 2008	$25	$—	$25
Restructuring charges	91	5	96
Payments/write-downs	(18)	(5)	(23)
Balance at July 25, 2008	$98	$—	$98

Fiscal Year 2007 Initiative

In fiscal year 2007, the Company recorded a $36 restructuring charge, which consisted of employee termination costs of $28 and asset write-downs of $8. These initiatives were designed to drive manufacturing efficiencies in the Company’s CardioVascular business, downsize the Physio-Control business due to the Company’s voluntary suspension of U.S. shipments, and rebalance resources within the CRDM business in response to market dynamics. The employee termination costs consist of severance and the associated costs of continued medical benefits, and outplacement services. The asset write-downs consist of a $5 charge for inventory write-downs and a $3 charge for non-inventory asset write-downs. The inventory and non-inventory asset write-downs were recorded within cost of products sold in the consolidated statement of earnings.

As a continuation of the fiscal year 2007 initiatives, in the first quarter of fiscal year 2008 the Company incurred $14 of incremental restructuring charges associated with compensation provided to employees whose employment terminated with the Company in the first quarter of fiscal year 2008. These incremental costs were not accrued in fiscal year 2007 because these benefits had not yet been communicated to the impacted employees. Included in the total $14 restructuring charge is $4 of incremental defined benefit pension and post-retirement related expense for those employees who accepted early retirement packages. These costs are not included in the table summarizing restructuring costs below because they are associated with costs that are accounted for under the pension and postretirement rules. For further discussion on the incremental defined benefit pension and post-retirement related expense, see Note 16.

When the restructuring initiative began in fiscal year 2007, the Company identified approximately 900 positions for elimination which were achieved through early retirement packages offered to employees, voluntary separation, and involuntary separation, as necessary. As of April 25, 2008, the initiatives begun in the fourth quarter of fiscal year 2007 were substantially complete.

A summary of the activity related to the fiscal year 2007 initiative is presented below:

	Fiscal Year 2007 Initiative
	Employee Termination Costs	Asset Write- downs	Total
Balance at April 28, 2006	$—	$—	$—
Restructuring charges	28	8	36
Payments/write-downs	(5)	(8)	(13)
Balance at April 27, 2007	23	—	23
Restructuring charges	10	—	10
Payments	(33)	—	(33)
Balance at April 25, 2008	$—	$—	$—

Note 5 – Investments

The carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

Information regarding the Company’s short-term and long-term investments at July 25, 2008 is as follows:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$911	$1	$(23)	$889
Auction rate securities	203	—	(24)	179
Mortgage backed securities	884	2	(21)	865
Government and agency securities	811	1	(6)	806
Certificates of deposit	6	—	—	6
Other asset backed securities	409	2	(12)	399
Marketable equity securities	13	3	—	16
Cost method, equity method and other investments	232	—	—	232
Total short-term and long-term investments	$3,469	$9	$(86)	$3,392

Information regarding the Company’s short-term and long-term investments at April 25, 2008 is as follows:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$942	$2	$(15)	$929
Auction rate securities	198	—	(22)	176
Mortgage backed securities	693	3	(17)	679
Government and agency securities	478	1	(3)	476
Other asset backed securities	382	1	(12)	371
Marketable equity securities	14	—	(1)	13
Cost method, equity method and other investments	231	—	—	231
Total short-term and long-term investments	$2,938	$7	$(70)	$2,875

Activity related to the Company’s short-term and long-term investment portfolio is as follows:

	Three months ended
	July 25, 2008		July 27, 2007
	Debt (1)	Equity (2)	Debt (1)	Equity (2)
Proceeds from sales	$558	$—	$1,498	$23
Gross realized gains	$1	$—	$1	$15
Gross realized losses	$(2)	$—	$(1)	$—
Impairment losses recognized	$(3)	$(2)	$—	$(1)

(1)	Includes available-for-sale (AFS) debt securities.
(2)	Includes marketable equity securities, cost method, equity method, and other investments.

The July 25, 2008 balance of AFS debt securities by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows, assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

July 25, 2008
Due in one year or less	$734
Due after one year through five years	2,152
Due after five years through ten years	67
Due after ten years	191
Total debt securities	$3,144

As of July 25, 2008, the Company has $105 in debt securities that have been in an unrealized loss position for more than twelve months. The aggregate amount of unrealized losses for these investments is $8. As of July 25, 2008, the Company has $2,200 in debt securities that have been in an unrealized loss position for less than twelve months. The aggregate amount of unrealized losses for these investments is $78.These investments are in high quality, investment grade securities. The Company does not consider these unrealized losses to be other-than-temporary as it has the intent and ability to hold these investments long enough to avoid realizing any significant losses.

The Company has investments in marketable debt securities that are classified and accounted for as available-for-sale. The Company’s debt securities include government securities, commercial paper, corporate debt securities, bank certificates of deposit, and mortgage backed and other asset backed securities including auction rate securities. Market conditions during the first quarter of fiscal year 2009 and subsequent to the Company’s quarter-end continue to indicate significant uncertainty on the part of investors on the economic outlook for the U.S. and for financial institutions that have potential exposure to the sub-prime housing market. This uncertainty has created reduced liquidity across the fixed income investment market, including certain securities in which the Company has invested. As a result, some of the Company’s investments have experienced reduced liquidity including unsuccessful monthly auctions for auction rate security holdings. Starting in the third quarter of fiscal year 2008, all of the investments in auction rate fixed income securities have been reclassified from short-term investments to long-term investments on the consolidated balance sheet due to the fact that they are currently not trading, and current conditions in the general debt markets have reduced the likelihood that the securities will successfully auction within the next 12 months. Auction rate securities that did not successfully auction reset to the maximum rate as prescribed in the underlying indenture and all of the Company’s holdings continue to be current with their interest payments.

For the three months ended July 25, 2008, the Company recognized a $3 impairment loss on AFS debt securities. Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which invested, the Company believes no other-than-temporary impairment has occurred as the Company has the ability and the intent to hold these investments long enough to avoid realizing any significant loss.

As of July 25, 2008 and April 25, 2008, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method was $232 and $231, respectively. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not estimated if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.

Gains and losses recognized on debt instruments are recorded in interest expense/(income), net in the consolidated statements of earnings. Gains and losses recognized on equity instruments are recorded in other expense, net in the consolidated statements of earnings. Gains and losses from the sale of investments are calculated based on the specific identification method.

The Company lends certain fixed income securities to enhance its investment income. These lending activities are indemnified against counterparty risk and collateralized at an average rate of 102 percent, with the collateral determined based on the underlying securities and creditworthiness of the borrowers. The value of the securities on loan at July 25, 2008 and April 25, 2008 was $1,002 and $610, respectively.

Note 6 – Fair Value Measurements

As discussed in Note 2, the Company adopted SFAS No. 157 effective April 26, 2008, with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements.

Under SFAS No. 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. SFAS No. 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels defined as follows:

•

Level 1 - Inputs are quoted prices in active markets for identical assets or liabilities.  The Company’s Level 1 assets include money market funds, treasury bonds, marketable equity securities, and foreign currency hedges that are valued using quoted market prices.

•

Level 2 - Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.  The Company’s Level 2 assets and liabilities primarily include agency bonds, corporate debt securities, asset backed securities, certain mortgage backed securities, and interest rate swaps whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

•

Level 3 - Inputs are unobservable inputs for the asset or liability.  The Company’s Level 3 assets include certain corporate debt securities, auction rate securities, certain mortgage backed securities, and certain asset backed securities.  See the section below titled Level 3 Valuation Techniques for further discussion of how the Company determines fair value for investments classified as Level 3.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

For the Company, effective April 26, 2008, fair value under SFAS No. 157 is principally applied to financial assets and liabilities such as marketable equity securities and debt securities that are classified and accounted for as available-for-sale, investments in equity and other securities, and certain derivative instruments. Derivatives include cash flow hedges, freestanding derivative forward contracts, interest rate swaps and most net investment hedges. These items were previously and will continue to be marked-to-market at each reporting period; however, the definition of fair value used for mark-to-markets is now applied using SFAS No. 157. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis subsequent to the effective date of SFAS No. 157.

The following table provides information by level for assets and liabilities that are measured at fair value, as defined by SFAS No. 157, on a recurring basis.

	Fair Value	Fair Value Measurements
	at	Using Inputs Considered as
	July 25, 2008	Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$889	$1	$828	$60
Auction rate securities	179	—	—	179
Mortgage backed securities	865	—	828	37
Government and agency securities	806	326	480	—
Certificates of deposit	6	—	6	—
Other asset backed securities	399	—	389	10
Marketable equity securities	16	16	—	—
Derivative assets	84	52	32	—
Total assets	$3,244	$395	$2,563	$286

Liabilities:
Derivative liabilities	$343	$343	$—	$—
Total liabilities	$343	$343	$—	$—

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain corporate debt securities, auction rate securities, certain mortgage backed securities, and certain asset backed securities for which there was a decrease in the observability of market pricing for these investments. At July 25, 2008, these securities were valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at July 25, 2008.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

Balance at April 26, 2008	$448
Total realized losses included in earnings	(3)
Total unrealized losses included in other comprehensive income	(7)
Purchases, issuances, and settlements	(152)
Net transfers in (out) of Level 3	—
Balance at July 25, 2008	$286

Realized gains or losses included in earnings are included in interest expense/(income), net in the consolidated statement of earnings.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the quarter ended July 25, 2008, the Company had no significant measurements of financial assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 until fiscal year 2010 relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment.

Note 7 – Financing Arrangements

Senior Convertible Notes

In April 2006, the Company issued $2,200 of 1.500 percent Senior Convertible Notes due 2011 and $2,200 of 1.625 percent Senior Convertible Notes due 2013 (collectively, the Senior Convertible Notes). The Senior Convertible Notes were issued at par and pay interest in cash semi-annually in arrears on April 15 and October 15 of each year. The Senior Convertible Notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness. The Senior Convertible Notes had an initial conversion price of $56.14 per share. The Senior Convertible Notes may only be converted: (i) during any calendar quarter if the closing price of the Company’s common stock reaches 140 percent of the conversion price for 20 trading days during a specified period, or (ii) if specified distributions to holders of the Company’s common stock are made or specified corporate transactions occur, or (iii) during the last month prior to maturity of the applicable notes. Upon conversion, a holder would receive: (i) cash equal to the lesser of the principal amount of the note or the conversion value and (ii) to the extent the conversion value exceeds the principal amount of the note, shares of the Company’s common stock, cash, or a combination of common stock and cash, at the Company’s option. In addition, upon a change in control, as defined in the applicable indentures, the holders may require the Company to purchase for cash all or a portion of their notes for 100 percent of the principal amount of the notes plus accrued and unpaid interest, if any, plus a number of additional make-whole shares of the Company’s common stock, as set forth in the applicable indenture. The indentures under which the Senior Convertible Notes were issued contain customary covenants. A total of $2,500 of the net proceeds from these note issuances were used to repurchase common stock. As of April 2008, pursuant to provisions in the indentures relating to the Company’s increase of its quarterly dividend to shareholders, the conversion rates for each of the Senior Convertible Notes is now 17.8715, which correspondingly changed the conversion price per share for each of the Senior Convertible Notes to $55.96.

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

In separate transactions, the Company sold warrants to issue shares of the Company’s common stock at an exercise price of $76.56 per share in private transactions. Pursuant to these transactions, warrants for 41 million shares of the Company’s common stock may be settled over a specified period beginning in July 2011 and warrants for 41 million shares of the Company’s common stock may be settled over a specified period beginning in July 2013 (the “settlement dates”). If the average price of the Company’s common stock during a defined period ending on or about the respective settlement dates exceeds the exercise price of the warrants, the warrants will be settled in shares of the Company’s common stock. Proceeds received from the issuance of the warrants totaled approximately $517 and were recorded as an addition to shareholders’ equity. In April 2008, certain of the holders requested adjustment to the exercise price of the warrants from $76.47 to $76.30 pursuant to the anti-dilution provisions of the warrants relating to the Company’s payment of dividends to common shareholders.

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

In November 2005, the Company entered into a five year interest rate swap agreement with a notional amount of $200. This interest rate swap agreement was designated as a fair value hedge of the changes in fair value of a portion of the Company’s fixed-rate $400 Senior Notes due 2010. The Company pays variable interest equal to the three-month London Interbank Offered Rate (LIBOR) minus 55 basis points and it receives a fixed interest rate of 4.375 percent. The outstanding market value of this swap agreement was an $8 unrealized gain at both July 25, 2008 and April 25, 2008. The unrealized gain of $8 at both July 25, 2008 and April 25, 2008 is recorded in long-term debt with the offset recorded in other assets on the condensed consolidated balance sheets.

In June 2007, the Company entered into an eight year interest rate swap agreement with a notional amount of $300. This interest rate swap agreement was designated as a fair value hedge of the changes in fair value of a portion of the Company’s fixed-rate $600 Senior Notes due 2015. The Company pays variable interest equal to the three-month London Interbank Offered Rate (LIBOR) minus 90 basis points and it receives a fixed interest rate of 4.750 percent. The outstanding market value of this swap agreement was a $24 and $27 unrealized gain at July 25, 2008 and April 25, 2008, respectively. The unrealized gain of $24 and $27 at July 25, 2008 and April 25, 2008, respectively, is recorded in long-term debt with the offset recorded in other assets on the condensed consolidated balance sheets.

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

In September 2006, as a result of certain holders of the New Debentures and Old Debentures exercising their put options, the Company repurchased $1,835 of the New Debentures for cash and $42 of the Old Debentures for cash. The Company may be required to repurchase the remaining debentures at the option of the holders in September 2008, 2011, or 2016. Twelve months prior to the put options becoming exercisable, the remaining balance of the New Debentures and the Old Debentures will be classified as short-term borrowings. At each balance sheet date without a put option within the subsequent four quarters, the remaining balance will be classified as long-term debt. Accordingly, during the second quarter of fiscal year 2008, $93 of New Debentures and $1 of the Old Debentures were reclassified from long-term debt to short-term borrowings due to the put option becoming exercisable in September 2008. For put options exercised by the holders of the New Debentures and the Old Debentures, the purchase price is equal to the principal amount of the applicable debenture plus any accrued and unpaid interest thereon to the repurchase date. If the put option is exercised, the Company will pay holders the repurchase price solely in cash (or, for the Old Debentures, in cash or stock at our option). As of July 25, 2008, approximately $93 aggregate principal amount of New Debentures remain outstanding and approximately $1 aggregate principal amount of Old Debentures remain outstanding. The Company can redeem the debentures for cash at any time.

Commercial Paper

The Company maintains a commercial paper program that allows the Company to have a maximum of $2,250 in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of July 25, 2008 and April 25, 2008, outstanding commercial paper totaled $1,378 and $874, respectively. During the three months ended July 25, 2008, the weighted average original maturity of the commercial paper outstanding was approximately 32 days, and the weighted average interest rate was 2.15 percent. The issuance of commercial paper reduces the amount of credit available under our existing lines of credit.

Lines of Credit

The Company has existing unsecured lines of credit of approximately $2,775 with various banks at July 25, 2008. The existing lines of credit include a five-year $1,750 syndicated credit facility dated December 20, 2006 that will expire on December 20, 2011 (Credit Facility). The Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes.

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

On November 2, 2007, the Company entered into a new Credit Agreement (the “New Credit Agreement”) with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (the “New Lender”). The New Credit Agreement provides for a $300 unsecured revolving credit facility (the “New Facility”) maturing November 2, 2010. In addition to certain initial fees, the Company is obligated to pay a commitment fee based on the total revolving commitment. Interest rates on these borrowings are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. The New Credit Agreement contains customary representations and warranties of the Company as well as affirmative covenants regarding the Company. Upon the occurrence of an event of default as defined under the New Credit Agreement, the New Lender could elect to declare all amounts outstanding under the New Facility to be immediately due and payable. As of July 25, 2008 and April 25, 2008, $0 and $300, respectively, were outstanding on the New Facility.

Note 8 – Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	July 25, 2008	April 25, 2008
Finished goods	$816	$784
Work in process	269	250
Raw materials	271	246
Total	$1,356	$1,280

Note 9 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended July 25, 2008 are as follows:

July 25, 2008
Balance at April 25, 2008	$7,519
Goodwill as a result of acquisitions	11
Currency adjustment, net	(1)
Balance at July 25, 2008	$7,529

Intangible assets, excluding goodwill, as of July 25, 2008 and April 25, 2008 are as follows:

	Purchased Technology and Patents	Trademarks and Tradenames	Other	Total
As of July 25, 2008:
Amortizable intangible assets
Original cost	$2,557	$373	$238	$3,168
Accumulated amortization	(665)	(190)	(166)	(1,021)
Carrying value	$1,892	$183	$72	$2,147

As of April 25, 2008:
Amortizable intangible assets
Original cost	$2,538	$373	$244	$3,155
Accumulated amortization	(616)	(181)	(165)	(962)
Carrying value	$1,922	$192	$79	$2,193

Amortization expense for the three months ended July 25, 2008 and July 27, 2007 was $66 and $43, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets is as follows:

Fiscal Year	Amortization Expense
Remaining 2009	$185
2010	252
2011	241
2012	227
2013	199
Thereafter	1,043
$2,147

Note 10 – Warranty Obligation

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

Changes in the Company’s product warranties during the three months ended July 25, 2008 and July 27, 2007 consisted of the following:

	Three Months Ended
	July 25, 2008	July 27, 2007
Balance at the beginning of the period	$43	$34
Warranty claims provision	9	7
Settlements made	(7)	(5)
Balance at the end of the period	$45	$36

Note 11 – Interest Expense/(Income), net

Interest income and interest expense for the three month period ended July 25, 2008 and July 27, 2007 are as follows:

	Three months ended
	July 25, 2008	July 27, 2007
Interest income	$(52)	$(97)
Interest expense	61	53
Interest expense/(income), net	$9	$(44)

Interest income includes interest earned on our cash and cash equivalents, short- and long-term investments and the net realized gains or losses on the sale of AFS debt securities.

Interest expense includes the expense associated with the interest that we pay on our outstanding borrowings, including short- and long-term instruments, and the amortization of debt issuance costs.

Note 12 – Income Taxes

As of July 25, 2008, the Company had $463 of gross unrecognized tax benefits and accrued interest and penalties of $135. If all of the Company’s unrecognized tax benefits were recognized, approximately $379 would impact the Company’s effective tax rate. The Company has recorded the liability for unrecognized tax benefits as a long-term liability as it does not expect significant payments to occur or the total amount of unrecognized tax benefits to change significantly over the next 12 months. The Company will continue to recognize interest and penalties related to income tax matters in the provision for income taxes in the condensed consolidated statement of earnings and record the liability in the current or long-term accrued income taxes, as appropriate.

Tax audits associated with the allocation of income, and other complex issues, may require an extended period of time to resolve and may result in income tax adjustments if changes to the Company’s allocation are required between jurisdictions with different tax rates. Tax authorities periodically review the Company’s tax returns and propose adjustments to the Company’s tax filings. The U.S. Internal Revenue Service (IRS) has settled its audits with the Company for all years through fiscal year 1996. Tax years settled with the IRS may remain open for foreign tax audits and competent authority proceedings. Competent authority proceedings are a means to resolve intercompany pricing disagreements between countries.

In August 2003, the IRS proposed adjustments arising out of its audit of the fiscal years 1997, 1998 and 1999 tax returns. The Company initiated a defense of these adjustments at the IRS appellate level, and in the second quarter of fiscal year 2006 the Company reached settlement on most, but not all matters. The remaining issue relates to the allocation of income between Medtronic, Inc., and its wholly owned subsidiary in Switzerland. On April 16, 2008, the IRS issued a statutory notice of deficiency with respect to this remaining issue. The Company filed a Petition with the U.S. Tax Court on July 14, 2008 objecting to the deficiency and intends to defend its position vigorously.

In September 2005, the IRS issued its audit report for fiscal years 2000, 2001 and 2002. In addition, the IRS issued its audit report for fiscal years 2003 and 2004 in March 2007. The Company has reached agreement with the IRS on substantially all of the proposed adjustments for fiscal years 2000 through 2004. The only item of significance that remains open for these years relates to the carryover impact of the allocation of income issue proposed for fiscal years 1997 through 1999.

The unresolved issue from the 1997 through 2004 tax audits, as well as tax positions taken by the IRS or foreign tax authorities during future tax audits, could have a material unfavorable impact on the Company’s effective tax rate in future periods. The Company continues to believe that it has meritorious defenses for its tax filings and will vigorously defend them through litigation in the courts, as necessary. The Company believes that it has adequately provided for probable liabilities resulting from tax assessments by taxing authorities.

Note 13 – Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan.

Presented below is a reconciliation between basic and diluted earnings per share:

	Three months ended
(shares in millions)	July 25, 2008	July 27, 2007
Numerator:
Net earnings	$747	$675
Denominator:
Basic – weighted average shares outstanding	1,120.9	1,138.7
Effect of dilutive securities:
Employee stock options	4.9	11.9
Other	3.3	2.5
Diluted – weighted average shares outstanding	1,129.1	1,153.1

Basic earnings per share	$0.67	$0.59
Diluted earnings per share	$0.66	$0.59

The calculation of weighted average diluted shares outstanding excludes options for approximately 22 million and 15 million common shares for the three months ended July 25, 2008 and July 27, 2007, respectively, as the exercise price of those options was greater than the average market price for the period, resulting in an anti-dilutive effect on diluted earnings per share. For the three months ended July 25, 2008 and July 27, 2007, common share equivalents related to the Company’s $4,400 of Senior Convertible Notes were anti-dilutive as the market price of the Company’s stock was below the conversion price of the Senior Convertible Notes and, therefore, were excluded from the calculation of weighted average diluted shares.

Note 14 – Comprehensive Income and Accumulated Other Comprehensive (Loss)/Income

In addition to net earnings, comprehensive income includes changes in foreign currency translation adjustments (including the change in current exchange rates, or spot rates, of net investment hedges), unrealized gains and losses on foreign exchange derivative contracts qualifying and designated as cash flow hedges, defined benefit pension adjustments, and unrealized gains and losses on AFS marketable securities. Comprehensive income for the three months ended July 25, 2008 and July 27, 2007 was $825 and $649, respectively.

Presented below is a summary of activity for each component of accumulated other comprehensive (loss)/income:

	Unrealized Gain/(Loss) on Investments	Cumulative Translation Adjustments	Net Change in Retirement Obligations	Unrealized (Loss)/Gain on Foreign Exchange Derivatives	Accumulated Other Comprehensive (Loss)/Income
Balance April 25, 2008	$(41)	$209	$(189)	$(266)	$(286)
Period Change	(9)	2	1	85	78
Balance July 25, 2008	$(50)	$211	$(188)	$(181)	$(208)

Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in non-U.S. subsidiaries. The tax expense on the unrealized loss on foreign exchange derivatives for the three months ended July 25, 2008 was $52. The tax benefit on the unrealized loss on investments for the three months ended July 25, 2008 was $8. The tax benefit on the defined benefit pension adjustments was not material for the three months ended July 25, 2008.

Note 15 – Stock-Based Compensation

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

The following table presents the components and classification of stock-based compensation expense recognized for the three months ended July 25, 2008 and July 27, 2007:

	Three months ended
	July 25, 2008	July 27, 2007
Stock options	$33	$30
Restricted stock awards	17	13
Employee stock purchase plan	5	5
Total stock-based compensation expense	$55	$48

Cost of sales	$7	$6
Research and development expense	13	12
Selling, general and administrative expense	35	30
Total stock-based compensation expense	$55	$48

In connection with the acquisition of Kyphon on November 2, 2007, the Company assumed Kyphon’s unvested stock-based awards. These awards are amortized over 2.5 years, which is their remaining weighted average vesting period at the time of acquisition. For the three months ended July 25, 2008, the Company recognized $6 of stock-based compensation expense associated with the assumed Kyphon awards. See Note 3 for further discussion of the Kyphon acquisition.

Note 16 – Retirement Benefit Plans

The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans (post-retirement benefits), defined contribution savings plans and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the pension and post-retirement medical plans include the following components for the three months ended July 25, 2008 and July 27, 2007:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Three months ended		Three months ended		Three months ended
	July 25, 2008	July 27, 2007	July 25, 2008	July 27, 2007	July 25, 2008	July 27, 2007
Service cost	$18	$18	$8	$8	$4	$4
Interest cost	15	13	6	4	3	3
Expected return on plan assets	(24)	(21)	(6)	(5)	(3)	(3)
Recognized actuarial loss	1	3	—	1	—	1
Net periodic benefit cost	10	13	8	8	4	5
Special termination benefits	—	3	—	—	—	1
Total cost for period	$10	$16	$8	$8	$4	$6

As a result of the fiscal year 2007 restructuring initiative that began in the fourth quarter of fiscal year 2007, the Company has recognized special termination benefits in the three months ended July 27, 2007 related to employees electing to accept early retirement packages provided under the restructuring initiatives. The incremental expense from these special termination benefits is reflected in the table above.

Note 17 – Contingencies

The Company is involved in a number of legal actions. The outcomes of these legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, that could require significant expenditures or result in lost revenues. In accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5), the Company records a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. While it is not possible to predict the outcome for most of the matters discussed, the Company believes it is possible that costs associated with them could have a material adverse impact on the Company’s consolidated earnings, financial position or cash flows on any one interim or annual period. With the exception of the Cordis and some of the Marquis matters discussed below, negative outcomes for the balance of the litigation matters are not considered probable or cannot be reasonably estimated.

Litigation with Cordis Corporation

On October 6, 1997, Cordis, a subsidiary of J&J, filed suit in U.S. District Court for the District of Delaware against Arterial Vascular Engineering, Inc., which Medtronic acquired in January 1999 and which is now known as Medtronic Vascular, Inc. (Medtronic Vascular). The suit alleged that Medtronic Vascular’s previously marketed stents infringe certain patents owned by Cordis. Boston Scientific Corporation is also a defendant in this suit. On December 22, 2000, a jury rendered a verdict that Medtronic Vascular’s previously marketed MicroStent and GFX stents infringed valid claims of two Cordis patents and awarded damages to Cordis totaling approximately $270. On March 28, 2002, the District Court entered an order in favor of Medtronic Vascular, deciding as a matter of law that Medtronic Vascular’s MicroStent and GFX stents did not infringe the patents. Cordis appealed, and on August 12, 2003, the U.S. Court of Appeals for the Federal Circuit reversed the District Court’s decision and remanded the case to the District Court for further proceedings. The District Court thereafter issued a new patent claim construction and a new trial was held in March 2005. On March 14, 2005, the jury found that the previously marketed MicroStent and GFX stent products infringed valid claims of Cordis’ patents. On March 27, 2006, the District Court denied post-trial motions filed by the parties, including Cordis’ motion to reinstate the previous damages award. On April 26, 2006, Medtronic filed its Notice of Appeal of the judgment of infringement. On February 23, 2007, the United States Patent and Trademark Office (USPTO) granted a request for reexamination of the claims of the patent at issue in the above proceedings. Until that reexamination is concluded, its impact remains unknown. On January 7, 2008, the U.S. Court of Appeals for the Federal Circuit upheld the District Court’s judgment of infringement. The District Court had deferred any hearing on damages issues until after the U.S. Court of Appeals for the Federal Circuit resolved the appeal on the finding of liability. A hearing date to address damages issues has not yet been set. The Company believes an unfavorable outcome in the matter is probable. In accordance with SFAS No. 5, Medtronic recorded a $243 reserve in the third quarter of fiscal year 2008 for estimated damages in the matter. The range of potential loss related to this matter is subject to a high degree of estimation. The amount recorded represents an estimate of the low end of the range of probable outcomes related to this matter. At the time the reserve was recorded, the high end of the range was undeterminable, but the range of loss included the previous jury award of approximately $270, which did not include post-judgment interest. When including post-judgment interest, the award would have equaled approximately $450.

Litigation with Wyeth and Cordis Corporation

On February 22, 2008, Wyeth and Cordis filed a lawsuit against the Company and its subsidiary, Medtronic AVE, Inc., in U.S. District Court for the District of New Jersey, alleging that Medtronic’s Endeavor drug eluting stent infringes three U.S. “Morris” patents alleged to be owned by Wyeth and exclusively licensed to Cordis. The same three patents are the subject of a pending arbitration between Medtronic and J&J in which Medtronic asserts that under a 1997 Agreement J&J has covenanted not to sue Medtronic on the three patents. The arbitration hearing had been scheduled to start July 21, 2008, before a panel of three arbitrators, but was postponed until October 20, 2008. On May 15, 2008, the District Court stayed the lawsuit filed by Wyeth and Cordis pending the result of the arbitration. Additionally, the Company believes it is indemnified for the claims made by Wyeth and Cordis. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

Litigation with Johnson & Johnson and Cordis Corporation

On February 20, 2006, an arbitration panel issued a final, non-appealable award concluding that Medtronic Vascular’s S670, S660, S540, S7 and Driver stents, which were formerly the subject of a patent infringement dispute between J&J and Cordis and Medtronic Vascular, are licensed under a 1997 agreement between the two companies and subject to a covenant not to sue contained within a 1998 amendment to the 1997 agreement. Cordis since initiated two arbitration proceedings against Medtronic Vascular alleging that certain of the products infringe certain patents of J&J and Cordis, and is seeking royalties for such infringement, if any. Medtronic Vascular believes it has meritorious defenses to these allegations and intends to assert these defenses vigorously. Hearings on the two arbitration proceedings have been scheduled for December 2008 and March 2009. The Company has not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

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

On August 6, 2007, the Delaware District Court granted Medtronic’s July 6, 2007 motion to stay, in part, permitting arbitration to proceed on Medtronic’s assertion that it has a license to practice the U.S. Lau patents in its Endeavor stent. On February 26, 2008, an arbitrator concluded that the Company was not licensed to practice the U.S. Lau patents in its Endeavor stent. ACS filed a sealed motion with the District Court seeking to lift the July 6, 2007 stay of proceedings on ACS’s motion for an injunction as to Endeavor. Medtronic has filed an opposition to the motion. The District Court has not set a hearing date with respect to the motion to lift the stay.

On June 18, 2008, Abbott initiated legal proceedings in the Netherlands against Medtronic BV, Medtronic Trading NL BV and BV Medtronic FSC asserting that certain of Medtronic’s Driver, Endeavor and Endeavor Resolute large vessel diameter stents infringe an Abbott European Lau patent issued on June 18, 2008. A hearing took place on August 7, 2008 in the Netherlands district court in The Hague to consider Abbott’s request for a preliminary injunction against infringement in the Netherlands. On August 28, 2008, the court granted Abbott a preliminary injunction against Medtronic prohibiting Medtronic from making, selling and distributing certain large vessel diameter Medtronic stents in the Netherlands. The affected stents are Medtronic’s large vessel stents, 4.0mm and larger and one stent sized 3.5mm by 9mm. The injunction does not apply outside of the Netherlands, and Medtronic has alternative means in place for distribution of the affected stents outside of the Netherlands while the preliminary injunction remains in effect. Medtronic will appeal the decision and will also challenge this preliminary ruling at a full trial on the merits of Abbott’s claims currently scheduled for February 2009. The European Lau patent remains subject to challenges to the patent’s validity in opposition proceedings in the European patent office as well as in the proceedings in court in the Netherlands.

In response to Medtronic’s Request for Reexamination for each of the four Lau patents, in December 2006, the USPTO issued an initial “office action” finding that the claims which Medtronic products were previously found to have infringed were not patentable. The USPTO granted a second petition to reexamine each of the four Lau patents. On February 11, 2008, the USPTO again determined that all claims of two of the Lau patents that Medtronic was found to have infringed were invalid with the exception of a single claim of one of those patents. The patent holder will have an opportunity to challenge the USPTO’s determinations in further proceedings in the reexaminations. On March 3, 2008, the USPTO again determined that all claims of a third Lau patent that Medtronic was found to infringe were invalid with the exception of a single claim of that patent. This third patent is involved in a reexamination proceeding, which allows Medtronic to participate in the USPTO proceedings. The USPTO has also determined for a second time that all of the claims in the fourth patent that Medtronic was found to infringe are invalid at present. Until these reexaminations are concluded, their potential impact upon the claims relating to the Lau patents in the above proceeding remains unknown. The Company has not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

Litigation with DePuy Spine

On January 26, 2001, DePuy Spine (formerly DePuy/AcroMed), a subsidiary of J&J, and Biedermann Motech GMBH (collectively, “DePuy”) filed suit in U.S. District Court for the District of Massachusetts alleging that Medtronic’s subsidiary, Medtronic Sofamor Danek USA, Inc. (MSD), was infringing a patent relating to a design for a thoracolumbar multi-axial screw (MAS). DePuy subsequently supplemented its allegations to claim that MSD’s M10, M8 and Vertex screws infringe the patent. On April 17, 2003 and February 26, 2004, the District Court ruled on summary judgment that the M10, M8 and Vertex screws do not infringe. On October 1, 2004, a jury found that MAS screws, which MSD no longer sells in the U.S., infringe under the doctrine of equivalents. The jury awarded damages of $21 and on February 9, 2005, the Court entered judgment against MSD, including prejudgment interest, in the aggregate amount of $24. In the third quarter of fiscal year 2005, the Company recorded an expense equal to the $24 judgment in the matter. DePuy appealed the Court’s decisions that the M10, M8 and Vertex screws do not infringe, and MSD appealed the jury’s verdict that the MAS screws infringe valid claims of the patent. On November 20, 2006, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the District Court that the M10 and M8 screws do not infringe, affirmed the jury’s verdict and damage award on the MAS screws, affirmed the decision that the Vertex screws do not literally infringe, but remanded the case, ruling that there is a triable issue of fact as to whether the Vertex screws infringe under the doctrine of equivalents. On remand, DePuy further supplemented its allegations to claim that an additional product, the Vertex Max screws, also infringe. On March 20, 2007, the District Court declined to stay execution of the judgment relating to the MAS product. On March 30, 2007, the judgment plus accrued interest was paid under protest. On May 30, 2007, the USPTO ordered reexamination of the patent and on March 5, 2008, confirmed the patentability of the claims in the patent. On September 27, 2007, a jury found that the Vertex and Vertex Max screws infringe under the doctrine of equivalents and awarded $226 in damages to DePuy, and the District Court entered judgment against Medtronic on December 12, 2007. Thereafter, the District Court ruled on all post-trial motions, increasing the award to DePuy to an estimated amount of $272. The District Court also granted a permanent injunction against Medtronic that prohibits Medtronic from making, using and selling Vertex and Vertex Max polyaxial screws in the U.S.; however, Medtronic’s recently-introduced Vertex Select multi-axial screw is not affected by the injunction. Medtronic has filed a notice of appeal and its opening appeal brief in the U.S. Court of Appeals for the Federal Circuit, although a hearing date has not been set. The Company believes that an unfavorable outcome in this matter is not probable. Accordingly, the Company has not recorded any additional expense related to damages in this matter because any potential loss is not currently probable under SFAS No. 5.

Litigation with Cross Medical Products, Inc.

On May 2, 2003, Cross Medical Products, Inc. (Cross) sued MSD in the U.S. District Court for the Central District of California. The suit alleges that MSD’s CD Horizon, Vertex and Crosslink products infringe certain patents owned by Cross. MSD has countered that Cross’ cervical plate products infringe certain patents of MSD, and Cross has filed a reply alleging that certain MSD cervical plate products infringe certain patents of Cross. On May 19, 2004, the Court found that the MAS, Vertex, M8, M10, CD Horizon Sextant and CD Horizon Legacy screw products infringe one Cross patent. A hearing on the validity of that patent was held on July 12, 2004, after which the District Court ruled that the patents were valid. Cross made a motion for permanent injunction on the multi-axial screw products, which the District Court granted on September 20, 2004, but stayed the effect of the injunction until January 3, 2005. MSD requested an expedited appeal of the ruling and the U.S. Court of Appeals for the Federal Circuit granted the request. On September 30, 2005, the Federal Circuit vacated the injunction, modified the trial court’s claim construction rulings, and remanded the matter for trial in the District Court. The Federal Circuit awarded costs to Medtronic on the appeal. In April 2005, the District Court ruled invalid certain claims in the patents Cross asserted against MSD’s Crosslink and cervical plate products. The Court also ruled that Cross’ cervical plate products infringe MSD’s valid patents and that MSD’s redesigned pedicle screw products infringe one claim of one of the patents owned by Cross. Cross thereafter moved for an injunction against the redesigned screw products, which the District Court granted on May 24, 2005. The District Court then stayed the effectiveness of the injunction until August 22, 2005. On July 27, 2005, the U.S. Court of Appeals for the Federal Circuit granted MSD’s motion to stay the District Court’s injunction pending a full hearing on the appeal. On March 20, 2007, the Federal Circuit ruled that MSD’s current multi-axial screw products do not infringe any claim of Cross’ patent and vacated the District Court’s injunction, which had already been stayed. On February 28, 2008, the U.S. District Court for the Central District of California found that the remaining patent claims asserted against MSD’s polyaxial screws are invalid. The trial scheduled for April 29, 2008, has been vacated, and a new trial date on remaining issues has not been set. The Company has not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

Separately, on February 1, 2006, MSD filed a lawsuit against Biomet Inc., the corporate parent of Cross (Biomet) and its subsidiary EBI Spine, L.P., for patent infringement. The suit, which involves seven Medtronic patents and seeks injunctive relief and monetary damages, was filed in the U.S. District Court for the District of New Jersey. Three of the patents were purchased by Medtronic from Gary Michelson, M.D. and Karlin Technology, Inc. and involve single-lock anterior cervical plating systems used in cervical spinal fusions. Medtronic claims that a cervical plate marketed by Biomet under the trade name VueLock Anterior Cervical Plate System, and openly promoted as a plate that has a “Secure One Step Locking” mechanism feature, infringes these patents. The other patents involve instruments and surgical implantation methods commonly used in spinal surgeries to implant pedicle screws.

Litigation with Fastenetix LLC

In May 2006, Fastenetix LLC (Fastenetix), a patent holding company, sued MSD in the U. S. District Court for the District of New Jersey, alleging breach of a royalty agreement, or, in the alternative, infringement of certain reissue patents held by Fastenetix. The products within the scope of the litigation consist of Medtronic multiaxial pedicle screws, including the M8, M10, and multiaxial versions of Legacy, CD Horizon, Sextant, SILO Spinal System and Basis Thoracolumbar system. Discovery has closed in this matter, and numerous summary judgment motions of both parties are pending before the Court. No trial date has been set. The Company has not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

Marquis/Maximo/InSync Matters

On February 10, 2005, Medtronic voluntarily began to advise physicians about the possibility that a specific battery shorting mechanism might manifest itself in a subset of ICDs and cardiac resynchronization therapy-defibrillators (CRT-Ds). These included certain Marquis VR/DR and Maximo VR/DR ICDs and certain InSync I/II/III CRT-D devices. Subsequent to this voluntary field action, a number of lawsuits were filed against the Company alleging a variety of claims, including individuals asserting claims of personal injury and third party payors alleging entitlement to reimbursement. Many of these lawsuits were settled, and in the third quarter of fiscal year 2008, the Company recorded an expense of $123 relating to the settlement in accordance with SFAS No. 5 as the potential loss was both probable and reasonably estimable. Currently, there remain a limited number of immaterial, individual lawsuits relating to the same subject matter. In addition, class action product liability suits pending in Canada are consolidated in the Ontario Superior Court of Justice. That court certified a class proceeding on December 6, 2007 and denied Medtronic's leave to appeal certification on May 15, 2008. The class was certified to include individual implant recipients and their family members. In addition, the subrogated claims of the provincial health insurers to recover costs incurred in providing medical services to the implant class are claimed in the class proceeding. The case is at an early procedural stage during which notice of the certification will be sent to class members and the parties will engage in discovery. Discovery is expected to be completed during 2009. The Company has not recorded an expense related to damages for those remaining suits because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

Sprint Fidelis Matters

On October 15, 2007, the Company voluntarily suspended worldwide distribution of its Sprint Fidelis (Fidelis) family of defibrillation leads. This decision was based on a variety of factors that, when viewed together, indicated that suspending distribution was the appropriate action. At the time, Fidelis lead viability was trending lower than other Company defibrillation leads, but had not then become statistically significant. The leads are used to deliver therapy in patients with ICDs, but are generally not used in pacemaker patients. The U.S. Food and Drug Administration (FDA) subsequently classified the Company’s action as a Class I recall. As of August 26, 2008, approximately 290 lawsuits regarding the Fidelis leads have been filed against the Company, including approximately 33 putative class action suits reflecting a total of approximately 760 individual personal injury cases. In general, the suits allege claims of product liability, warranty, negligence, unjust enrichment, emotional distress and consumer protection violations. One lawsuit includes a claim by an individual purporting to act as a surrogate for the Center for Medicare and Medicaid Services, and one lawsuit has been brought by a third party payor as a putative class action suit. In addition, one putative class action has been filed in the Ontario Superior Court of Justice in Canada. Approximately 95 of the lawsuits have been filed in state court, generally alleging similar causes of action. Of those state court actions, approximately 85 are consolidated before a single judge in Hennepin County District Court in the state of Minnesota. The federal court cases have been consolidated for pretrial proceedings before a single federal judge in the U.S. District Court for the District of Minnesota pursuant to the MDL rules. The MDL court has entered an Order staying all discovery pending the outcome of an October 30, 2008 hearing on Medtronic’s motion to dismiss the complaints. The Company has not recorded an expense related to damages in connection with the matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

On November 8, 2007, a putative class action complaint was filed against the Company and certain of its officers in the U.S. District Court for the District of Minnesota, alleging violations of Section 10b-5 of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaint is brought on behalf of persons or entities who purchased securities of Medtronic during the period of June 25, 2007 through October 15, 2007. The complaint alleges that “materially false and misleading” representations were made as to the market acceptance and use of the Fidelis defibrillator leads to artificially inflate Medtronic’s stock price. Pursuant to court order, the caption of the case was changed to Medtronic, Inc., Securities Litigation, and a consolidated putative class action complaint was filed on April 18, 2008. The Company has filed a motion to dismiss the consolidated class action complaint with prejudice, and a hearing date is scheduled for November 5, 2008. On November 29 and December 14, 2007 respectively, Feivel Gottlieb and Alan Weinberg filed shareholder derivative actions in Hennepin County District Court in the state of Minnesota against both the Company and certain of its officers and directors, alleging breach of fiduciary duty, waste of corporate assets and other claims arising from the same subject matter as the consolidated class action complaint. On July 28, 2008, the state court stayed these actions pending final resolution of the related consolidated class action complaint.

Similarly, on January 9, 2008, Iris Markewich filed a shareholder derivative action against both the Company and certain of its officers, directors, and employees in the U.S. District Court for the District of Minnesota, alleging breach of fiduciary duty, waste of corporate assets and other claims arising from the same subject matter as the consolidated class action complaint. The defendants have moved to dismiss the complaint. A hearing on the motion has been set for November 5, 2008. The Company has not recorded an expense related to damages in connection with these Fidelis-related shareholder matters because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

Other Matters

Medtronic is a licensee to the RE 38,119 patent (‘119 Patent) and RE 38,897 patent (‘897 Patent) owned by Mirowski Family Ventures, LLC (Mirowski) relating to the treatment of hemodynamic dysfunction. Medtronic and Mirowski dispute the application of the ‘119 and ‘897 Patents to certain Medtronic cardiac resynchronization products. The parties entered into a tolling agreement deferring and conditioning any litigation of the dispute upon conditions precedent. The tolling agreement expired on October 1, 2007. In subsequent notices, Mirowski identified certain claims of the two patents that Mirowski asserts Medtronic is using. On December 17, 2007, Medtronic filed an action in U.S. District Court in Delaware seeking a declaration that none of its products infringe any valid claims of either the ‘119 or ‘897 Patents. If certain conditions are fulfilled, the ‘119 and/or ‘897 Patents are determined to be valid and the Medtronic products are found to infringe the ‘119 and/or ‘897 Patents, Medtronic will be obligated to pay royalties to Mirowski based upon sales of certain CRT-D products. As of July 25, 2008, the amount of disputed royalties and interest related to CRT-D products is $88. This amount has not been accrued because the outcome is not currently probable under SFAS No. 5.

In addition, Medtronic is a licensee to the 4,407,288 Patent (‘288 Patent) owned by Mirowski relating to ICDs. Until November 2001, Medtronic accrued and paid royalties under the license based on a percentage of ICD sales. Medtronic and Mirowski dispute the application of the ‘288 Patent to certain Medtronic ICD products. In November 2001, Medtronic ceased paying royalties and entered into an agreement with Mirowski to pay putative royalties into an interest-bearing escrow account through the expiration of the ‘288 Patent in December of 2003. As of July 25, 2008, the current balance in the interest-bearing escrow account is $84. The parties also entered into a tolling agreement deferring and conditioning any litigation of the obligation to pay royalties upon certain conditions precedent. If these conditions are fulfilled and the patent determined to be invalid or Medtronic’s products found not to infringe, the escrowed funds will be released to Medtronic.

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

Note 18 – Segment and Geographic Information

Segment information:

During fiscal year 2008, the Company revised its operating segment reporting to separate the Navigation business from Spinal. For most of fiscal year 2008, Navigation was reported as part of a stand alone segment named Corporate Technologies and New Ventures. In the fourth quarter of fiscal year 2008, the decision was made to include the Navigation business as a component of the Ear, Nose and Throat (ENT) segment, which was renamed Surgical Technologies to reflect the expanding scope and focus of this business. As a result, the Company now functions in seven operating segments, consisting of CRDM, Spinal, CardioVascular, Neuromodulation, Diabetes, Surgical Technologies, and Physio-Control. The applicable information for the three months ended July 27, 2007 has been reclassified to conform to the current presentation of seven operating segments.

Each of the Company’s operating segments have similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments, and shared infrastructures. Net sales by operating segment were as follows:

	Three months ended
	July 25, 2008	July 27, 2007
Cardiac Rhythm Disease Management	$1,303	$1,235
Spinal	859	644
CardioVascular	631	486
Neuromodulation	348	289
Diabetes	269	241
Surgical Technologies	202	172
Physio-Control	94	60
Total Net Sales	$3,706	$3,127

On December 4, 2006, the Company announced its intention to pursue a spin-off of Physio-Control into an independent, publicly traded company. Physio-Control is the Company’s wholly-owned subsidiary that offers external defibrillators, emergency response systems, data management solutions and support services used by hospitals and emergency response personnel. However, shortly thereafter, on January 15, 2007, the Company announced a voluntary suspension of U.S. shipments of Physio-Control products manufactured at its facility in Redmond, Washington in order to address quality system issues. In the months following the suspension of U.S. shipments, the Company worked diligently with the FDA to address the quality system issues and resumed limited shipments to critical customers. As a result of the work performed, on April 28, 2008, the Company announced that it had reached an agreement on a consent decree with the FDA regarding quality system improvements for its external defibrillator products. The agreement was filed on April 25, 2008 in the U.S. District Court for the Western District of Washington and was approved by the court on May 9, 2008. The agreement addresses issues raised by the FDA during inspections regarding Physio-Control’s quality system processes and outlines the actions Physio-Control must take in order to resume unrestricted distribution of its external defibrillators. In fiscal year 2008, Physio-Control had resumed limited shipments to critical need customers in the U.S. Following the resolution of the quality system issues, the Company intends to pursue the spin-off of Physio-Control. Physio-Control’s loss before interest and income taxes for the three months ended July 25, 2008 and July 27, 2007 was $(5) and $(21), respectively.

Geographic information:

Net sales to external customers by geography are as follows:

	Three months ended
	July 25, 2008	July 27, 2007
United States	$2,249	$1,948
Europe	949	739
Asia Pacific	386	340
Other Foreign	122	100
Total Net Sales	$3,706	$3,127

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Understanding Our Financial Information

The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic, Inc. (Medtronic or the Company). For a full understanding of financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 25, 2008. In addition, you should read this discussion along with our condensed consolidated financial statements and related Notes thereto as of July 25, 2008.

Financial Trends

Throughout this financial information, you may read about transactions or events that materially contribute to or reduce earnings and materially affect financial trends. We refer to these transactions and events as either special (such as asset impairments), restructuring, certain litigation, and purchased in-process research and development (IPR&D) charges, or certain tax adjustments. These charges, or benefits, result from facts and circumstances that vary in frequency and/or impact to operations. While understanding these charges is important in understanding and evaluating financial trends, other transactions or events may also have a material impact on financial trends. A complete understanding of the special, restructuring, certain litigation, and IPR&D charges and certain tax adjustments is necessary in order to estimate the likelihood that financial trends will continue.

Executive Level Overview

We are the global leader in medical technology - alleviating pain, restoring health and extending life for millions of people around the world. During fiscal year 2008, we revised our operating segment reporting to separate the Navigation business from Spinal. For most of fiscal year 2008, Navigation was reported as part of a stand-alone segment named Corporate Technologies and New Ventures. In the fourth quarter of fiscal year 2008, the decision was made to include the Navigation business as a component of the Ear, Nose and Throat (ENT) segment, which was renamed Surgical Technologies to reflect the expanding scope and focus of this business. As a result, the Company now functions in seven operating segments, consisting of Cardiac Rhythm Disease Management (CRDM), Spinal, CardioVascular, Neuromodulation, Diabetes, Surgical Technologies, and Physio-Control. The applicable information for the three months ended July 27, 2007 has been reclassified to conform to the current presentation of seven operating segments.

Through these seven operating segments, we develop, manufacture, and market our medical devices in more than 120 countries worldwide. Our primary products include those for cardiac rhythm disorders, cardiovascular disease, neurological disorders, spinal conditions and musculoskeletal trauma, urological and digestive disorders, diabetes, and ear, nose, and throat conditions.

Net earnings for the first quarter of fiscal year 2009 were $747 million, or $0.66 per diluted share, as compared to net earnings of $675 million, or $0.59 per diluted share for the same period in the prior fiscal year, representing an increase of 11 percent and 12 percent, respectively. Net earnings for the three months ended July 25, 2008 included a restructuring charge that decreased net earnings by $66 million. Net earnings for the three months ended July 27, 2007 included restructuring and IPR&D charges that decreased net earnings by $36 million. See further discussion of these charges in the “Restructuring and IPR&D Charges” section of this management’s discussion and analysis. The increase in net earnings for the three months ended July 25, 2008 was driven by positive earnings growth in core operations and continual cost reductions, generating additional operating leverage.

The table below illustrates net sales by operating segment for the three months ended July 25, 2008 and July 27, 2007:

	Three months ended
(dollars in millions)	July 25, 2008	July 27, 2007	% Change
Cardiac Rhythm Disease Management	$1,303	$1,235	6%
Spinal	859	644	33
CardioVascular	631	486	30
Neuromodulation	348	289	20
Diabetes	269	241	12
Surgical Technologies	202	172	17
Physio-Control	94	60	57
Total Net Sales	$3,706	$3,127	19%

Net sales for the first quarter of fiscal year 2009 were $3.706 billion, an increase of 19 percent from the same period in the prior fiscal year. Foreign currency translation had a favorable impact of $157 million on net sales when compared to the same period in the prior fiscal year. The net sales increase in the current fiscal year was driven by the addition of Kyphon to our Spinal business and double digit sales growth in the CardioVascular, Diabetes, Neuromodulation, and Surgical Technologies businesses. Growth outside the United States (U.S.) was especially strong, where all of our operating segments had strong double digit growth rates. See our discussion in the “Net Sales” section of this management’s discussion and analysis for more information on the results of our significant operating segments.

We remain committed to our mission of developing lifesaving and life enhancing therapies to alleviate pain, restore health and extend life. The diversity and depth of our current product offerings enable us to provide medical therapies to patients worldwide. We work to improve patient access through well planned studies, which show the safety, efficacy, and cost-effectiveness of our therapies, and our alliance with patients, clinicians, regulators and reimbursement agencies. Our investments in research and development, strategic acquisitions, expanded clinical trials and infrastructure provide the foundation for our growth. We are confident in our ability to drive long-term shareholder value using principles of our Mission, our strong product pipelines and continued commitment to innovative research and development.

Other Matters

On December 4, 2006, we announced our intention to pursue a spin-off of Physio-Control into an independent, publicly traded company. Physio-Control is our wholly-owned subsidiary that offers external defibrillators, emergency response systems, data management solutions, and support services used by hospitals and emergency response personnel. However, shortly thereafter, in January 2007, we announced a voluntary suspension of U.S. shipments of Physio-Control products manufactured at our facility in Redmond, Washington in order to address quality system issues. In the months following the suspension of U.S. shipments, we worked diligently with the U.S. Food and Drug Administration (FDA) to address the quality system issues and resumed limited shipments to critical need customers. As a result of the work performed to date, on April 28, 2008, we announced that we had reached an agreement on a consent decree with the FDA regarding quality system improvements for our external defibrillator products. The agreement was filed on April 25, 2008 in the U.S. District Court for the Western District of Washington and was approved by the court on May 9, 2008. The agreement addresses issues raised by the FDA during inspections regarding Physio-Control’s quality system processes and outlines the actions Physio-Control must take in order to resume unrestricted distribution of our external defibrillators. Following the resolution of the quality system issues, we intend to pursue the spin-off of Physio-Control. First quarter of fiscal year 2009 net sales were $94 million, up 57 percent over the same period of the prior year. The increase is the result of reaching agreement on a consent decree and having the ability to ship product under specific guidelines.

Critical Accounting Estimates

We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 25, 2008.

The preparation of the condensed consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying Notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, property, plant and equipment, asset impairment, legal proceedings, IPR&D, warranty obligations, product liability, self-insurance, pension and post-retirement obligations, sales returns and discounts, stock-based compensation, sales returns and discounts, valuation of equity and debt securities and income tax reserves are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience, actuarial valuations or various assumptions that are believed to be reasonable under the circumstances.

Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the accounting estimates are made, and (2) material changes in the estimates are reasonably likely to occur from period to period. Our critical accounting estimates include the following:

Legal Proceedings

We are involved in a number of legal actions involving both product liability and intellectual property disputes. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, that could require significant expenditures or result in lost revenues. In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” (SFAS No. 5) we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is possible, but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in Note 17 to the condensed consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. Our significant legal proceedings are discussed in Note 17 to the condensed consolidated financial statements. While it is not possible to predict the outcome for most of the matters discussed in Note 17 to the condensed consolidated financial statements, we believe it is possible that costs associated with them could have a material adverse impact on our consolidated earnings, financial position or cash flows on any one interim or annual period. With the exception of the Cordis and some of the Marquis matters, negative outcomes for the balance of the litigation matters discussed in Note 17 to the condensed consolidated financial statements are not considered probable or cannot be reasonably estimated.

Tax Strategies

Our effective tax rate is based on income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may or may not prevail. These reserves are established and adjusted in accordance with the principles of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48). Under FIN No. 48, if we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50 percent likely of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. We regularly monitor our tax positions and FIN No. 48 tax liabilities. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit, or derecognize a previously recorded tax benefit, when (i) there is a completion of a tax audit, (ii) there is a change in applicable tax law including a tax case or legislative guidance, or (iii) there is an expiration of the statute of limitations. Significant judgment is required in accounting for tax reserves. Although we believe that we have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on our effective tax rate in future periods.

In the event there is a special, restructuring, certain litigation and/or IPR&D charge recognized in our operating results, the tax cost or benefit attributable to that item is separately calculated and recorded. Because the effective rate can be significantly impacted by these discrete items that take place in the period, we often refer to our tax rate using both the effective rate and the non-GAAP nominal tax rate. The non-GAAP nominal tax rate is defined as the income tax provision as a percentage of earnings before income taxes, excluding special, restructuring, certain litigation, and IPR&D charges. We believe that this resulting non-GAAP financial measure provides useful information to investors because it excludes the effect of these discrete items so that investors can compare our recurring results over multiple periods.

Tax regulations require certain items to be included in the tax return at different times than when those items are required to be recorded in the condensed consolidated financial statements. As a result, our effective tax rate reflected in our condensed consolidated financial statements is different than that reported in our tax returns. Some of these differences are permanent, such as expenses that are not deductible on our tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our condensed consolidated statements of earnings. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent tax expense recognized in our condensed consolidated financial statements for which payment has been deferred or expense has already been taken as a deduction on our tax return but has not yet been recognized as an expense in our condensed consolidated statements of earnings.

The Company’s overall tax rate including the tax impact of restructuring charges has resulted in an effective tax rate of 21.59 percent for the three months ended July 25, 2008. Excluding the impact of the restructuring charges in the three months ended July 25, 2008, our operational and tax strategies have resulted in a non-GAAP nominal tax rate of 22.50 percent, versus the U.S. Federal statutory rate of 35.0 percent. An increase in our nominal tax rate of 1 percent would result in an additional income tax provision for the three months ended July 25, 2008 of approximately $10 million. See discussion of the tax rate and the tax adjustments in the “Income Taxes” section of this management’s discussion and analysis.

Valuation of IPR&D, Goodwill, and Other Intangible Assets

When we acquire a company, the purchase price is allocated, as applicable, between IPR&D, other identifiable intangible assets, net tangible assets, and goodwill as required by U.S. GAAP. IPR&D is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D and other intangible assets requires us to make significant estimates. The amount of the purchase price allocated to IPR&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For IPR&D, these methodologies include consideration of the risk of the project not achieving commercial feasibility.

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest that the carrying amount may be impaired.

The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our condensed consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows. Goodwill was $7.529 billion and $7.519 billion as of July 25, 2008 and April 25, 2008, respectively.

Other intangible assets consist primarily of purchased technology, patents, and trademarks which are amortized using the straight-line or accelerated basis, as appropriate, over their estimated useful lives, ranging from 3 to 20 years. As of July 25, 2008, all of our intangible assets have definite lives and are amortized on a straight-line basis. We review these intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. Other intangible assets, net of accumulated amortization, were $2.147 billion and $2.193 billion as of July 25, 2008 and April 25, 2008, respectively.

New Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Acquisitions

Three months ended July 25, 2008

On July 16, 2008, we acquired Restore Medical, Inc. (Restore). Restore’s Pillar Palatal Implant System (Pillar System) will be integrated into the Surgical Technologies operating segment of the Company. The Pillar System will provide the Company with a minimally invasive, implantable medical device used to treat the soft palate component of sleep breathing disorders, including mild to moderate obstructive sleep apnea and snoring. Restore shareholders received $1.60 per share in cash for each share of Restore common stock they owned. Total consideration for the transaction was approximately $30 million. The pro forma impact of Restore was not significant to our results for the three months ended July 25, 2008 and July 27, 2007.

Three months ended July 27, 2007

On June 25, 2007, we acquired substantially all of the O-arm Imaging System (O-arm) assets of Breakaway Imaging, LLC (Breakaway), a privately held company based in Littleton, Massachusetts. Prior to the acquisition, we had the exclusive rights to distribute and market the O-arm. The O-arm provides multi-dimensional surgical imaging for use in spinal and orthopedic surgical procedures. The acquisition is expected to bring the O-arm into a broad portfolio of image guided surgical solutions. Total consideration for Breakaway was approximately $26 million in cash, subject to purchase price increases, which would be triggered by the achievement of certain milestones. The pro forma impact of Breakway was not significant to our results for the three months ended July 27, 2007.

In addition to the acquisitions above, we periodically acquire certain tangible or intangible assets from certain enterprises that do not otherwise qualify for accounting as a business combination. These transactions are largely reflected in the condensed consolidated statements of cash flows as a component of investing activities under purchase of intellectual property.

Net Sales

The table below illustrates net sales by operating segment for the three months ended July 25, 2008 and July 27, 2007:

	Three months ended
(dollars in millions)	July 25, 2008	July 27, 2007	% Change
Pacing Systems	$526	$494	6%
Defibrillation Systems	764	726	5
Other	13	15	(13)
CARDIAC RHYTHM DISEASE MANAGEMENT	1,303	1,235	6
Core Spine	477	454	5
Biologics	221	190	16
Kyphon	161	—	N/A
SPINAL	859	644	33
Coronary Stents	236	152	55
Other Coronary/Peripheral	113	95	19
Endovascular	87	69	26
Revascularization and Surgical Therapies	117	102	15
Structural Heart Disease	78	68	15
CARDIOVASCULAR	631	486	30
Neuro Implantables	284	237	20
Gastroenterology & Urology	64	52	23
NEUROMODULATION	348	289	20
DIABETES	269	241	12
Core ENT	87	75	16
Neurologic Technologies	79	69	14
Navigation	36	28	29
SURGICAL TECHNOLOGIES	202	172	17
PHYSIO-CONTROL	94	60	57
TOTAL	$3,706	$3,127	19%

In the first quarter of fiscal year 2009, net sales were favorably impacted by foreign currency translation of $157 million when compared to the first quarter of fiscal year 2008. The primary exchange rate movements that impact our consolidated net sales growth are the U.S. dollar as compared to the Euro and the Japanese Yen. The impact of foreign currency fluctuations on net sales is not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities. See the “Market Risk” section of this management’s discussion and analysis and Note 8 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 25, 2008 for further details on foreign currency instruments and our related risk management strategies.

Forward-looking statements are subject to risk factors (see “Cautionary Factors That May Affect Future Results” set forth in our Annual Report on Form 10-K for the year ended April 25, 2008).

Cardiac Rhythm Disease Management

CRDM products consist primarily of pacemakers, implantable defibrillators, leads, ablation products, electrophysiology catheters, and information systems for the management of patients with our devices. CRDM net sales for the three months ended July 25, 2008 were $1.303 billion, an increase of 6 percent when compared to the same period of the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three months ended July 25, 2008 of approximately $66 million when compared to the same period of the prior fiscal year.

Worldwide net sales of Defibrillation Systems, our largest product line, for the three months ended July 25, 2008 were $764 million, an increase of 5 percent when compared to the same period of the prior fiscal year. Net sales growth is primarily a result of continued acceptance of Virtuoso implantable cardioverter defibrillators (ICDs) and Concerto cardiac resynchronization therapy-defibrillators (CRT-Ds), especially outside the U.S., and the benefit of foreign currency translation. Both the Virtuoso ICDs and Concerto CRT-Ds feature Conexus wireless technology which allows for remote transfer of patient data and enables easier communication between the implanted device and programmer at the time of implant, during follow-up in a clinician’s office, or remotely using a patient home monitor.

Pacing Systems net sales for the three months ended July 25, 2008 were $526 million, an increase of 6 percent when compared to the same period of the prior fiscal year. This increase is due to strong sales outside the U.S. and the benefit of foreign currency translation. Sales outside the U.S. were led by the acceptance of the Adapta family of pacemakers, including the Adapta, Versa, and Sensia models. The Adapta family of pacemakers incorporates an array of automatic features to help physicians improve pacing therapy and streamline the patient follow-up process, potentially minimizing the amount of time spent in a physician’s office. Adapta offers Managed Ventricular Pacing, or MVP, which is an atrial based pacing mode that significantly reduces unnecessary pacing in the right ventricle while providing the safety of a dual chamber backup if necessary. Clinical studies have suggested that reducing this unnecessary pacing in the right ventricle may decrease the risk of developing heart failure and atrial fibrillation, a potentially life-threatening irregular heartbeat.

Looking ahead, we expect our CRDM operating segment should be impacted by the following:

•

The future launch and acceptance of our new Vision 3D portfolio, which will be comprised of a full line of ICDs, CRT-Ds, pacemakers and cardiac resynchronization therapy-pacemakers (CRT-Ps) to address the needs of patients with arrhythmias, heart failure and those at risk of sudden cardiac arrest. The Secura ICD and the Consulta CRT-D, the portfolio’s first ICD and CRT-D devices, are expected to be commercially available in the second quarter of fiscal year 2009. Vision 3D is our first generation device with a common platform across ICDs, CRT-Ds and pacing systems. Additionally, these products provide enhanced follow-up and automaticity features and create meaningful manufacturing synergies. We will continue to develop our industry leading product portfolio to meet the medical needs of our patients.

•

The future acceptance of our single coil Quattro lead, which we expect to launch in markets around the world in fiscal year 2009. Some physicians prefer a single coil lead, particularly physicians in certain Western European countries. We believe the future availability of this product will help us to further recover from the impact of the voluntary suspension of worldwide distribution of the Sprint Fidelis lead in the second quarter of fiscal year 2008.  For more information regarding this issue, refer to the “Other Matters” section of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 25, 2008.

•	Continued acceptance of the Adapta family of pacemakers, including the Adapta, Versa, and Sensia models.

•

Continued expansion of the Medtronic CareLink Service, available on both the Pacing and Defibrillator platforms in the U.S., Canada, and Western Europe, and beginning in the fourth quarter of fiscal year 2008, on a pilot basis in Japan and Australia. We believe Medtronic CareLink Service continues to drive physician preference for our products.

•

The future launch and acceptance of the EnRhythm MRI SureScan pacing system (EnRhythm MRI). EnRhythm MRI will be the first pacemaker system to be developed and tested specifically for safe use in Magnetic Resonance Imaging (MRI) machines under specified scanning conditions. EnRhythm MRI is designed to address and mitigate interactions between the pacing system and the magnetic resonance environment.  We expect to launch EnRhythm MRI in Europe in fiscal year 2009 and in the U.S. in fiscal year 2010.

Our growth in CRDM has been and will continue to be contingent upon continued market growth and our ability to maintain our market position.

Spinal

Spinal products include thoracolumbar, cervical and interbody spinal devices, and bone graft substitutes. Spinal net sales for the three months ended July 25, 2008 were $859 million, an increase of 33 percent over the same period of the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three months ended July 25, 2008 of approximately $17 million when compared to the same period of the prior fiscal year. The growth in the first quarter of fiscal year 2009 was driven by the third quarter fiscal year 2008 acquisition of Kyphon, which generated revenue of $161 million in the period. See below and Note 3 to the condensed consolidated financial statements for further discussion about the acquisition of Kyphon.

Core Spinal net sales for the three months ended July 25, 2008 were $477 million, an increase of 5 percent over the same period of the prior fiscal year. Growth in the period was primarily based on continued acceptance of our products for the thoracolumbar and cervical sections of the spine. Thoracolumbar net sales growth for the three months ended July 25, 2008 was driven by worldwide net sales of the CD HORIZON LEGACY family of products (CD HORIZON), worldwide net sales of the CAPSTONE and VERTE-STACK CRESCENT Vertebral Body Spacers (CAPSTONE and CRESCENT) for thoracolumbar stabilization, the U.S. introduction of TSRH OsteoGrip, and worldwide net sales growth of the Lumbar Dynamic platform of products. CD HORIZON is the most comprehensive minimally invasive and open spine system on the market today. It is designed to provide procedural solutions for degenerative, deformity, or trauma applications using color coded implants, unique minimally invasive instruments and ergonomic designs. The CAPSTONE and CRESCENT are minimal access devices and techniques designed to replace and restore vertebral height in the thoracolumbar spine. The TSRH OsteoGrip is a novel pedicle screw design. The growth of our Lumbar Dynamic platform of products, which allows some range in motion as compared to our fixed stabilization devices, was driven by demand for our CD HORIZON LEGACY PEEK Rod System in the U.S. and DIAM System outside the U.S. The growth in net sales of our cervical products for the three months ended July 25, 2008 was led by continued acceptance of the VERTEX Max Reconstruction System for cervical stabilization outside the U.S. Although U.S. net sales in Core Spinal increased over the same period of the prior fiscal year, the growth was not consistent with the overall U.S. market growth. Our market share in the Core Spinal business continues to experience pressure from the proliferation of privately held companies competing in this market.

Spinal Biologics net sales for the three months ended July 25, 2008 were $221 million, an increase of 16 percent over the same period of the prior fiscal year. This increase was primarily driven by continued strong acceptance of INFUSE Bone Graft in the U.S. The U.S. growth was influenced by the introduction of extra small and a double extra small INFUSE kits for use in spinal and oral maxillofacial procedures. These smaller kits expand the potential user population. INFUSE Bone Graft contains a recombinant human bone morphogenetic protein, or rhBMP-2, that induces the body to grow its own bone, eliminating the need for a painful second surgery to harvest bone from elsewhere in the body.

Kyphon net sales of $161 million for the three months ended July 25, 2008 were driven primarily by continued acceptance of balloon kyphoplasty procedures for treating vertebral compression fractures. Balloon kyphoplasty, using Kyphon instruments, is presently used primarily by spine specialists, including orthopedic surgeons and neurosurgeons, interventional radiologists and interventional neuroradiologists, who repair compression fractures of the spine caused by osteoporosis, cancer or benign lesions, or trauma, through minimally invasive spine surgeries.

Looking ahead, we expect our Spinal operating segment should be impacted by the following:

•	Continued acceptance of our products for stabilization of the thoracolumbar and cervical sections of the spine, including the CD HORIZON LEGACY 5.5 and the VERTEX Max Reconstruction System.

•

Continued acceptance of the INFUSE Bone Graft for spinal fusion and certain types of acute, open tibia fractures.  Additionally, continued acceptance of the extra small and double extra small Infuse kits for use in spinal and oral maxillofacial procedures.

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

CardioVascular

CardioVascular products consist of coronary and peripheral stents and related delivery systems, endovascular stent graft systems, heart valve replacement technologies and tissue ablation systems, and open heart and coronary bypass grafting surgical products. CardioVascular net sales for the three months ended July 25, 2008 were $631 million, an increase of 30 percent over the same period of the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three months ended July 25, 2008 of approximately $39 million when compared to the same period of the prior fiscal year.

Coronary Stent and Other Coronary/Peripheral net sales for the three months ended July 25, 2008 were $349 million, an increase of 41 percent as compared to the same period in the prior fiscal year. The increase in net sales for the three months ended July 25, 2008 was primarily the result of the successful launch of the Endeavor drug-eluting stent (Endeavor) in the U.S. which began during the fourth quarter of fiscal year 2008. Endeavor generated $80 million of revenue in the U.S for the first quarter of fiscal year 2009. Our Endeavor and Endeavor Resolute drug-eluting stent (Endeavor Resolute) generated worldwide revenue of $175 million in the three months ended July 25, 2008. We had drug-eluting stents commercially available in essentially all global markets during the quarter except Japan. Although the market for stents and drug-eluting stents has been under pressure, sales of our Endeavor and Endeavor Resolute continue to benefit from favorable safety and efficacy data, along with their ease of delivery.

Endovascular net sales for the three months ended July 25, 2008 were $87 million, an increase of 26 percent in comparison to the same period in the prior fiscal year. For the three months ended July 25, 2008 growth in the Endovascular business was driven by worldwide net sales of the Talent AAA Stent Graft System and the Valiant Thoracic Stent Graft System outside the U.S. The Valiant Thoracic Stent Graft System is a next-generation stent graft used for the minimally invasive repair of the thoracic aorta, the body’s largest artery, for several disease states including aneurysms, penetrating ulcers, acute or chronic dissections, and contained or traumatic ruptures. Net sales in the U.S. for the three months ended July 25, 2008, increased 17 percent in comparison to the same period in the prior fiscal year driven by the recent U.S. approvals of the Talent Abdominal and Thoracic Stent Graft Systems, which broaden our industry-leading portfolio of aortic repair technology.

Revascularization and Surgical Therapies net sales for the three months ended July 25, 2008 were $117 million, an increase of 15 percent in comparison to the same period in the prior fiscal year. The increase was primarily the result of strong growth outside the U.S. associated with the introduction of new cardiopulmonary and cannulae products.

Structural Heart Disease net sales for the three months ended July 25, 2008 were $78 million, an increase of 15 percent in comparison to the same period in the prior fiscal year. This increase was led by net sales growth outside the U.S. which was driven by sales of our tissue valves, including the Mosaic and Mosaic Ultra, and continued adoption of our Melody Transcatheter Pulmonary Valve and Ensemble Transcatheter Delivery System. Additionally, the first quarter of fiscal year 2009 benefited from the return to the market of the Advantage Mechanical Valve to non-U.S. markets which had been suspended for a portion of the comparable period.

Looking ahead, we expect our CardioVascular operating segment should be impacted by the following:

•

Continued acceptance of Endeavor, which was launched in the U.S. market in February 2008. Endeavor was the first new drug-eluting stent approved for use in the U.S. market in over four years and provides a beneficial safety and efficacy profile for treating patients with coronary artery disease.  Additionally, we anticipate receiving regulatory approval and launching Endeavor in Japan in the first half of calendar year 2009.

•

Continued acceptance of Endeavor Resolute in markets outside the U.S. Endeavor Resolute combines the proven drug and stent components of Endeavor with Biolinx, a proprietary biocompatible polymer specifically engineered for drug-eluting stent use. Biolinx facilitates the elongation of Zotarolimus elution while providing excellent biocompatibility.  The design goal of Endeavor Resolute is enhanced safety and efficacy in the most complex lesions and patients.

•

Further acceptance of the Talent AAA Stent Graft System in the U.S. market. The Talent AAA Stent Graft System received FDA approval in April 2008 and was commercially available during the first quarter of fiscal year 2009.  Additionally, we anticipate further growth as we commercially released the Talent Thoracic Stent Graft System in the U.S. during the first quarter of fiscal year 2009.

•

Continued sales growth outside the U.S. with future acceptance of our next generation Endurant AAA stent graft and continued acceptance of the Valiant Thoracic Stent Graft System.  The Endurant AAA stent graft received CE Mark approval and was commercially launched late in the first quarter of fiscal year 2009.

•

Further acceptance of the Melody Transcatheter Pulmonary Valve and Ensemble Transcatheter Delivery System, which received CE Mark approval for commercial sale in October 2006.  A feasibility study to evaluate the use of the Medtronic Melody Transcatheter Pulmonary Valve and Ensemble Transcatheter Delivery System in the U.S. was initiated in February 2007 and enrollment was completed in September 2007.

Although Endeavor has been well received in the U.S. market to date, the growth in our Coronary Stent business may be impacted in the future by the U.S. launch of two new drug-eluting stents by our competitors. These new products were introduced late in the first quarter of fiscal year 2009.

Neuromodulation

Neuromodulation products consist of therapeutic and diagnostic devices, including implantable neurostimulation systems, implantable drug delivery devices, and urology and gastroenterology products. Neuromodulation net sales for the three months ended July 25, 2008 were $348 million, an increase of 20 percent when compared to the same period of the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three months ended July 25, 2008 of approximately $12 million when compared to the same period of the prior fiscal year. In the first quarter of fiscal year 2008 we completed the divestiture of our Gastroenterology and Neurological diagnostics product lines. The loss of these product lines had a negative impact on net sales growth of 3 percent for the three months ended July 25, 2008.

Neuro Implantables is comprised of two product lines: Pain Management and Movement Disorders. Net sales from Neuro Implantables for the three months ended July 25, 2008 were $284 million, an increase of 20 percent over the same period in the prior fiscal year. The growth was driven by worldwide sales of key products in Pain Management including the RestoreULTRA neurostimulation system for pain management, our Synchromed II drug delivery pump and our Specify 5-6-5 surgical lead for spinal cord stimulation. RestoreULTRA, which was launched in March 2008, is our next generation rechargeable neurostimulator with advanced programming capabilities and is the thinnest 16-electrode neurostimulator on the market. Movement Disorders revenue for the three months ended July 25, 2008 was driven by worldwide net sales of Activa Deep Brain Stimulation (DBS) Therapy. Activa DBS Therapy is used for the treatment of common movement disorders including Parkinson’s disease, essential tremor, and dystonia.

Net sales of Gastroenterology and Urology products for the three months ended July 25, 2008 were $64 million, an increase of 23 percent over the same period in the prior fiscal year. The growth in Gastroenterology and Urology was led by worldwide sales of our InterStim II product. InterStim II for the treatment of overactive bladder and urinary incontinence was launched in the second quarter of fiscal year 2007, and the smaller design continues to be widely accepted.

Looking ahead, we expect our Neuromodulation operating segment should be impacted by the following:

•

Continued acceptance of RestoreULTRA, our next generation rechargeable neurostimulator.  RestoreULTRA also offers an innovative patient programmer that gives patients the ability to customize their pain control.

•

Continued acceptance of our Activa DBS Therapy for the treatment of common movement disorders.  We continue to educate neurologists and the patient population on the benefits that our Activa DBS Therapy offers them.  Additionally, we look forward to the anticipated launch of Activa PC and RC, our next generation neurostimulators.  Activa PC is a primary cell device and Activa RC will be the therapy’s first rechargeable device.  We anticipate launch of Activa RC in the second half of fiscal year 2009.

•	Continued acceptance of InterStim II for the treatment of overactive bladder and urinary incontinence.

Diabetes

Diabetes products consist of external insulin pumps and related consumables, continuous glucose monitoring systems, and subcutaneous glucose sensors. Diabetes net sales for the three months ended July 25, 2008 were $269 million, an increase of 12 percent when compared to the same period of the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three months ended July 25, 2008 of approximately $12 million when compared to the same period of the prior fiscal year.

External pump sales for the three months ended July 25, 2008 were $110 million, representing growth of 2 percent over the same period in the prior fiscal year. This increase in net sales resulted from strong demand for the Paradigm REAL-Time sensor-augmented pump system outside the U.S., offset by a modest slowdown in net sales in the U.S. as we complete the initial wave of upgrades for existing patients to our latest technology that began in the first quarter of fiscal year 2008. Net sales of Consumables, including glucose sensors and other monitoring equipment, for the three months ended July 25, 2008 were $159 million, an increase of 20 percent over the same period in the prior fiscal year. Net sales of infusion sets outside the U.S., in correlation with our strong pump growth outside the U.S., fueled the growth in Consumables.

Looking ahead, we expect our Diabetes operating segment should be impacted by the following:

•	Continued acceptance from both physicians and patients of the Paradigm REAL-Time sensor-augmented pump system, which integrates continuous glucose monitoring and insulin pump functionality.

•

Future acceptance of the CGMS iPro, a continuous glucose monitoring-enabled diagnostic tool that provides the physician and patient with unprecedented insight into their blood-sugar levels, which was launched in the U.S. in July 2008.

•

Future acceptance of the ADVANCE interactive modules to help physicians better understand insulin pump therapy and how to incorporate it into their practice. This initiative was piloted during the first quarter of fiscal year 2009 and we anticipate expanding it throughout the U.S. during the second quarter of fiscal year 2009.

•

Future acceptance and customer preference for Medtronic products due to the alliances with LifeScan, Inc. (Lifescan), a Johnson & Johnson company, and Bayer Diabetes Care (Bayer), a member of the Bayer group, which we announced on August 21, 2007. The alliances reached with Lifescan (for the U.S. market) and Bayer (for markets outside the U.S.) provide for the distribution and marketing of blood glucose meters that communicate with Medtronic’s insulin pumps. These alliances provide our customers an integrated solution for managing diabetes, thereby improving the quality of life and ease of use. We launched our co-developed blood glucose meters with Bayer and LifeScan in February 2008 and April 2008, respectively.

Surgical Technologies

Surgical Technologies products are used to treat conditions of the ear, nose, and throat, and certain neurological disorders. Additionally, we manufacture and sell image-guided surgery systems. Our portfolio consists of powered tissue-removal systems and other microendoscopy instruments, implantable devices, nerve monitoring systems, disposable fluid-control products, a Ménière’s disease therapy device, hydrocephalus shunt devices, external drainage systems, cranial fixation devices, neuroendoscopes, dura repair products, and image-guided surgery systems. Surgical Technologies net sales for the three months ended July 25, 2008 were $202 million, an increase of 17 percent when compared to the same period of the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three months ended July 25, 2008 of approximately $6 million when compared to the same period of the prior fiscal year.

Core ENT net sales for the three months ended July 25, 2008 were $87 million, an increase of 16 percent in comparison to the same period in the prior fiscal year. The increase for the three months ended July 25, 2008 reflected the continued success of Fusion EM IGS, an advanced Image Guidance Surgery System to facilitate sinus surgeries. Fusion EM IGS is an electromagnetic-based image-guided surgery product that will avoid “line of sight constraints” of optical systems. In addition, there was strong performance in monitoring and drill disposables.

Neurologic Technologies net sales for the three months ended July 25, 2008 were $79 million, an increase of 14 percent in comparison to the same period in the prior fiscal year. The primary driver of growth for the three months ended July 25, 2008 in Neurologic Technologies was worldwide increased sales of disposables associated with high-speed powered surgical drill systems and the EHS Stylus system. Additionally, the Strata valves also contributed to the revenue growth.

Navigation net sales for the three months ended July 25, 2008 were $36 million, an increase of 29 percent in comparison to the same period in the prior fiscal year. The increase for the three months ended July 25, 2008 was based on strong U.S. net sales of the O-arm Imaging Systems, a multi-dimensional surgical imaging platform that is optimized for use in spine and orthopedic surgery, and increased worldwide service revenue.

Looking ahead, we expect our Surgical Technologies operating segment should be impacted by the following:

•	Continued acceptance of our FUSION EM IGS System, which was launched in the U.S. in the third quarter of fiscal year 2008.

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

•	Continued acceptance of the O-arm Imaging System and future acceptance of the S7 Navigation System which we expect to release in fiscal year 2009.

•

Further integration of Restore’s Pillar System for the treatment of sleep breathing disorders. The Pillar System will deliver new growth by providing us with a proven office-based procedure in a very fast growing segment of the obstructive sleep apnea market.

Continued net sales growth in all operating segments is contingent on our ability to gain further market share, penetrate existing markets, develop new products, improve existing products and develop new markets.

Costs and Expenses

The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended
	July 25, 2008	July 27, 2007
Cost of products sold	23.1%	25.3%
Research and development	8.7	9.6
Selling, general and administrative	35.6	35.0
Restructuring	2.6	0.4
IPR&D	—	1.1
Other expense, net	4.1	1.8
Interest expense/(income), net	0.2	(1.4)

Cost of Products Sold

Cost of products sold for the three months ended July 25, 2008, as a percentage of net sales, decreased 2.2 percentage points to 23.1 percent when compared to the same period in the prior fiscal year. Cost of products sold as a percentage of net sales in the three months ended July 25, 2008 was positively impacted by 1.2 percentage points of favorable foreign currency adjustments, 0.7 of a percentage point of favorable manufacturing variances, and 0.5 of a percentage point from the impact of Kyphon. These positive variances were offset by 0.6 of a percentage point of unfavorable product mix and other product costs.

Research and Development

Consistent with prior periods, we have continued to invest in the future by spending aggressively on research and development efforts. For the three months ended July 25, 2008 and July 27, 2007, research and development spending was $324 million and $300 million, respectively, or 8.7 and 9.6 percent of net sales, respectively. While our first quarter of fiscal year 2009 research and development spending increased over the prior year in total, as a percentage of sales it has decreased. The decrease is the result of an $11 million reclassification of certain expenses to selling, general, and administrative and the impact of our global realignment initiative. Execution of the global realignment initiative resulted in delays in the start-up of certain research and development programs early in fiscal year 2009.

We remain committed to developing technological enhancements and new indications for existing products, and less invasive and new technologies to address unmet medical needs. That commitment leads to our initiation and participation in numerous clinical trials in every fiscal year. Furthermore, we expect our development activities to help reduce patient care costs and the length of hospital stays in the future. In addition to our investment in research and development, we continue to access new technologies in areas served by our existing businesses, as well as in new areas, through acquisitions, licensing agreements, alliances and certain strategic equity investments.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended July 25, 2008, as a percentage of net sales, increased by 0.6 of a percentage point to 35.6 percent as compared to the same period of the prior fiscal year. For the three months ended July 25, 2008, 0.8 of a percentage point of the increase was driven by the acquisition of Kyphon and 0.3 of a percentage point was due to the reclassification of certain expenses from research and development. These increases were offset by savings from our initiatives to leverage the Company’s cost structure.

Restructuring and IPR&D Charges

Restructuring and IPR&D charges for the three months ended July 25, 2008 and July 27, 2007 were as follows:

	Three months ended
(dollars in millions)	July 25, 2008	July 27, 2007
Restructuring charges	$96	$14
IPR&D charges	—	33
Total restructuring and IPR&D charges	96	47
Net tax impact of restructuring and IPR&D charges	(30)	(11)
Total restructuring and IPR&D charges, net of tax	$66	$36

Restructuring

Global Realignment Initiative

In fiscal year 2008, as part of a global realignment initiative, we recorded a restructuring charge which focused on shifting resources to those areas where we have the greatest opportunities for growth and streamlining operations to drive operating leverage. The global realignment initiative impacted most businesses and certain corporate functions. For additional information, see Note 4 to the condensed consolidated financial statements.

As a continuation of the global realignment initiative that began in fiscal year 2008, in the first quarter of fiscal year 2009 we incurred $96 of incremental restructuring charges, which consists of employee termination costs of $91 and asset write-downs of $5. The majority of the expense recognized in the first quarter of fiscal year 2009 is related to the execution of our global realignment initiative outside the U.S. This includes the realignment and elimination of personnel throughout Europe and the Emerging Markets and the closure of an existing facility in the Netherlands that will be integrated into the U.S. operations. The remainder of the expense is associated with enhanced severance benefits provided to employees identified in the fourth quarter of fiscal year 2008. These incremental costs were not accrued in fiscal year 2008 because the enhanced benefits had not yet been communicated to the impacted employees.

When this restructuring initiative began in the fourth quarter of fiscal year 2008, we estimated that approximately 1,100 positions would be eliminated through both voluntary and involuntary separation. As of July 25, 2008, we have completed the identification process and have revised our estimate of the total positions that will be impacted to 900 positions. Of the 900 positions identified, 140 have been eliminated as of July 25, 2008. The restructuring initiatives are scheduled to be substantially complete by the end of fiscal year 2009, and are expected to produce annualized operating savings of approximately $96 million. These savings will arise mostly from reduced compensation expense.

Fiscal Year 2007 Initiative

In fiscal year 2007, we recorded a restructuring charge that was designed to drive manufacturing efficiencies in our CardioVascular business, downsize our Physio-Control business due to our voluntary suspension of U.S. shipments, and rebalance resources within our CRDM business in response to market dynamics. For additional information, see Note 4 to the condensed consolidated financial statements.

As a continuation of our fiscal year 2007 initiatives, in the first quarter of fiscal year 2008 we incurred $14 million of incremental restructuring charges associated with compensation provided to employees whose employment terminated with the Company in the first quarter of fiscal year 2008. These incremental costs were not accrued in fiscal year 2007 because these benefits had not yet been communicated to the impacted employees. Included in the total $14 million restructuring charge is $4 million of incremental defined benefit pension and post-retirement related expense for those employees who accepted early retirement packages. For further discussion on the incremental defined benefit pension and post-retirement related expense, see Note 16 to the consolidated financial statements.

When the restructuring initiative began in fiscal year 2007, we identified approximately 900 positions for elimination which were achieved through early retirement packages offered to employees, voluntary separation, and involuntary separation, as necessary. As of April 25, 2008, the initiatives begun in the fourth quarter of fiscal year 2007 were substantially complete. This restructuring initiative is expected to produce annualized operating savings of approximately $125 million mostly from reduced compensation expense.

IPR&D Charges

There were no IPR&D charges for the three months ended July 25, 2008.

During the first quarter of fiscal year 2008, we recorded IPR&D charges of $25 million related to a milestone payment under the existing terms of a royalty bearing, non-exclusive patent cross-licensing agreement with NeuroPace, Inc. and $8 million from unrelated purchases of certain intellectual property. These payments were expensed as IPR&D since technological feasibility of the underlying projects had not yet been reached and such technology has no future alternative use.

Other Expense, Net

Other expense, net includes intellectual property amortization expense, royalty income and expense, realized equity security gains and losses, realized foreign currency transaction and derivative gains and losses and impairment charges on equity securities. Other expense, net for the three months ended July 25, 2008 increased $94 million, to $151 million, compared to the same period in the prior fiscal year. The change for the three months ended July 25, 2008 is primarily due to currency hedges, which resulted in losses of $67 million in the current period compared to $2 million in the same period of the prior fiscal year and $23 million of amortization on intangible assets resulting from the Kyphon acquisition. Additionally, the first quarter of fiscal year 2008 included $13 million of gains on the sale of certain equity investments.

 Interest Expense/(Income), Net

Interest expense/(income), net includes interest earned on our investments, interest paid on our borrowings, amortization of debt issuance costs and the net realized gain or loss on sales of available for sale (AFS) debt securities. For the three months ended July 25, 2008, we had interest expense/(income), net of $9 million as compared to interest expense/(income), net of $(44) million for the same period of the prior fiscal year. The decrease in the three months ended July 25, 2008 is the result of the financing of the Kyphon acquisition and lower interest rates being earned on our short- and long-term investments. The acquisition was financed through a combination of approximately $3.303 billion cash on hand causing a decrease in interest income, the issuance of $600 million short-term commercial paper and borrowing $300 million through a new long-term unsecured revolving credit facility both causing increases to interest expense.

Income Taxes

	Three months ended
	July 25, 2008	July 27, 2007
(dollars in millions)
Provision for income taxes	$206	$204
Effective tax rate	21.59%	23.21%
Impact of restructuring and IPR&D charges	0.91	0.04
Non-GAAP nominal tax rate (1)	22.50%	23.25%

_________

(1)

Non-GAAP nominal tax rate is defined as the income tax (benefit) provision as a percentage of earnings before income taxes, excluding restructuring and IPR&D charges. We believe that the resulting non-GAAP financial measure provides useful information to investors because it excludes the effect of these discrete items so that investors can compare our recurring results over multiple periods.

For the three months ended July 25, 2008 and July 27, 2007, our effective tax rates were 21.59 percent and 23.21 percent, respectively. Excluding the impact of restructuring and IPR&D charges, our non-GAAP nominal tax rate for the three months ended July 25, 2008 was 22.50 percent, compared to 23.25 percent, from the same period of the prior fiscal year. The decrease in the Company’s non-GAAP nominal tax rate is primarily due to the increased tax benefits derived from our international operations, which is partially offset by the decrease in tax benefits generated from the Federal Research and Development tax credit (R&D tax credit). The Federal R&D tax credit expired on December 31, 2007 and legislation to reinstate the Federal R&D tax credit was not enacted as of July 25, 2008. Accordingly, no tax benefit from the Federal R&D tax credit was included in the estimate of our fiscal year 2009 effective tax rate. In the future, if legislation is enacted and signed into law, the benefit of the Federal R&D tax credit will be recorded at that time.

Liquidity and Capital Resources

(dollars in millions)	July 25, 2008	April 25, 2008
Working capital	$3,676	$3,787
Current ratio*	2.0:1.0	2.1:1.0
Cash, cash equivalents, and short-term investments	$1,745	$1,613
Long-term investments in public and private debt securities**	2,569	2,078
Cash, cash equivalents, short-term investments, and long-term debt securities	$4,314	$3,691
Short-term borrowings and long-term debt	$7,134	$6,956
Net cash position***	$(2,820)	$(3,265)

_________________

*	Current ratio is the ratio of current assets to current liabilities.
**	Long-term investments include public and private debt securities with a maturity date greater than one year from the end of the period.
***	Net cash position is the sum of cash, cash equivalents, short-term investments and long-term investments in public and private debt securities less short-term borrowings and long-term debt.

We believe our liquidity remains strong as of July 25, 2008 and our strong balance sheet and liquidity provide us with flexibility in the future. We believe our existing cash and investments, as well as our unused lines of credit and commercial paper capacity of $1.745 billion, if needed, will satisfy our foreseeable working capital requirements for at least the next twelve months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions. At July 25, 2008, our Standard and Poor’s Ratings Group and Moody’s Investors Service ratings remain unchanged as compared to the fiscal year ending April 25, 2008 with long-term debt ratings of AA- and A1, respectively, and strong short-term debt ratings of A-1+ and P-1.

The increase in our net cash position in the first quarter of fiscal year 2009 as compared to the fiscal year ending April 25, 2008, is primarily due to income generated from operations offset by cash used for capital expenditures, dividend payments, and share repurchases.

We have future contractual obligations and other minimum commercial commitments that are entered into in the normal course of business. We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, or cash flows. See the “Off-Balance Sheet Arrangements and Long-Term Contractual Obligations” section of this management’s discussion and analysis for further information.

Note 17 to the condensed consolidated financial statements provides information regarding amounts we have accrued related to significant legal proceedings. In accordance with SFAS No. 5, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. In May 2008, we paid substantially all of the $123 million settlement for certain lawsuits relating to the Marquis line of ICDs and CRT-Ds and in June 2008, we paid the $75 million settlement for the Kyphon qui tam complaint, which we assumed as a liability in the acquisition of Kyphon. For more information regarding these settlements, refer to Note 15 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 25, 2008.

At July 25, 2008 and April 25, 2008, approximately $4.073 billion and $3.317 billion, respectively, of cash, cash equivalents, short-term investments and long-term investments in debt securities were held by our non-U.S. subsidiaries. These funds are available for use by worldwide operations; however, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would be subject to U.S. tax.

We have investments in marketable debt securities that are classified and accounted for as available-for-sale. Our debt securities include government securities, commercial paper, corporate debt securities, bank certificates of deposit, and mortgage backed and other asset backed securities including auction rate securities. Market conditions during the first quarter of fiscal year 2009 and subsequent to our quarter-end continue to indicate significant uncertainty on the part of investors on the economic outlook for the U.S. and for financial institutions that have potential exposure to the sub-prime housing market. This uncertainty has created reduced liquidity across the fixed income investment market, including certain securities in which we have invested. As a result, some of our investments have experienced reduced liquidity including unsuccessful monthly auctions for our auction rate security holdings. During the third quarter of fiscal year 2008, we reclassified all of our auction rate fixed income securities, which had a cost basis of $198 million, from short-term investments to long-term investments on our consolidated balance sheet due to the fact that they are currently not trading, and current conditions in the general debt markets have reduced the likelihood that the securities will successfully auction within the next 12 months. Auction rate securities that did not successfully auction reset to the maximum rate as prescribed in the underlying indenture and all of our holdings continue to be current with their interest payments.

For the three months ended July 25, 2008, we recognized a $3 million impairment loss on AFS debt securities. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe no other-than-temporary impairment has occurred as we have the ability and the intent to hold these investments long enough to avoid realizing any significant loss. Additionally, if we required capital we believe we could liquidate the majority of our portfolio and incur no material impairment loss and we have capacity under our commercial paper program and lines of credit that we could access. As of July 25, 2008, we do not believe that we have material risk in our current portfolio of investments that would impact our financial condition or liquidity. For further information about the risks associated with our investments see “Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk”.

Summary of Cash Flows

	For the three months ended
(dollars in millions)	July 25, 2008	July 27, 2007
Cash provided by (used in):
Operating activities	$800	$910
Investing activities	(680)	(706)
Financing activities	4	(581)
Effect of exchange rate changes on cash and cash equivalents	(14)	(6)
Net change in cash and cash equivalents	$110	$(383)

Operating Activities

Our net cash provided by operating activities was $800 million for the three months ended July 25, 2008 compared to $910 million provided by operating activities for the three months ended July 27, 2007. The $110 million decrease in net cash provided by operating activities was primarily attributable to the payment of settlements in the Marquis and Kyphon qui tam matters. In May 2008, we paid substantially all of the $123 million settlement for certain lawsuits relating to the Marquis line of ICDs and CRT-Ds and in June 2008, we paid the $75 million settlement for the Kyphon qui tam complaint, which we assumed as a liability in the acquisition of Kyphon. For more information regarding these settlements, refer to Note 15 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 25, 2008.

Investing Activities

Our net cash used in investing activities was $680 million for the three months ended July 25, 2008 compared to $706 million used in investing activities for the three months ended July 27, 2007. The $26 million decrease in net cash used in investing activities was primarily attributable to a decrease in cash used in other investing activities partially offset by an increase in net purchases of marketable securities.

Financing Activities

Our net cash provided by financing activities was $4 million for the three months ended July 25, 2008 compared to $581 million used in financing activities for the three months ended July 27, 2007. The $585 million increase in net cash provided by financing activities was primarily attributable to an increase in cash provided by short-term borrowings and cash provided by the issuance of common stock. These cash inflows were offset by an increase in cash used for long-term debt payments and an increase in cash used for dividend payments to shareholders. Additionally, there was a decrease in cash used for stock repurchases.

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

We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position or cash flows. Presented below is a summary of contractual obligations and other minimum commercial commitments as of July 25, 2008. See Note 7 to the condensed consolidated financial statements for additional information regarding long-term debt. See Note 12 to the condensed consolidated financial statements for additional information regarding accrued income tax obligations, which are not reflected in the table below.

	Maturity by Fiscal Year
	Total	Remaining 2009	2010	2011	2012	2013	Thereafter
(dollars in millions)
Contractual obligations related to off-balance sheet arrangements:
Foreign currency contracts(1)	$6,655	$3,382	$2,274	$999	$—	$—	$—
Operating leases(2)	265	77	65	37	21	18	47
Inventory purchases(3)	760	249	234	113	37	34	93
Commitments to fund minority investments/contingent acquisition consideration(4)	498	282	53	26	17	23	97
Interest payments(5)	535	115	115	106	64	64	71
Other(6)	211	36	51	34	18	5	67
Total	$8,924	$4,141	$2,792	$1,315	$157	$144	$375

Contractual obligations reflected in the balance sheet:
Long-term debt, excluding capital leases(7)	$5,526	$94	$—	$2,608	$—	$2,200	$624
Capital leases(8)	78	11	13	16	17	20	1
Other	2	—	1	1	—	—	—
Total	$5,606	$105	$14	$2,625	$17	$2,220	$625

(1)	As these obligations were entered into as hedges, the majority of these obligations will be offset by losses/gains on the related assets, liabilities and transactions being hedged.
(2)	Certain leases require us to pay real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These future costs are not included in the schedule above.
(3)

We have included inventory purchase commitments which are legally binding and specify minimum purchase quantities. These purchase commitments do not exceed our projected requirements and are in the normal course of business. These commitments do not include open purchase orders.

(4)

Certain commitments related to the funding of minority investments and/or previous acquisitions are contingent upon the achievement of certain product-related milestones and various other favorable operational conditions. While it is not certain if and/or when these payments will be made, the maturity dates included in this table reflect our best estimates. These commitments also include amounts related to our agreement to form a joint venture with Shandong Weigao Group Medical Polymer Company Limited (Weigao), which was announced in December 2007, to market therapies in the spine and orthopedics sector throughout China. In addition, we agreed to acquire a 15 percent equity interest in Weigao for approximately $220 million. We expect to close the transaction in the second quarter of fiscal year 2009.

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

(6)	These obligations include certain research and development arrangements.

(7)

Long-term debt in the table above includes $4.400 billion Senior Convertible Notes issued in April 2006, and $1.000 billion Senior Notes issued in September 2005 and $94 million related to our Contingent Convertible Debentures. The Contingent Convertible Debentures were classified in short-term borrowings in the condensed consolidated balance sheet as of July 25, 2008 as the holders have the option to require us to repurchase the outstanding securities (referred to as a put option) in September 2008. The table above also includes the impact of the five year interest rate swap entered into in November 2005 and the eight year interest rate swap agreement entered into in June 2007.

(8)	Capital lease obligations include a sale-leaseback agreement entered into in fiscal year 2006 whereby certain manufacturing equipment was sold and is being leased by us over a seven year period.

Debt and Capital

Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of total interest-bearing debt and equity was 37 percent at July 25, 2008 in comparison to 38 percent at April 25, 2008.

Share Repurchase Program

In October 2005 and June 2007, our Board of Directors authorized the repurchase of up to 40 million and 50 million shares of our common stock, respectively. In addition, in April 2006, the Board of Directors made a special authorization for the repurchase of up to 50 million shares in connection with the $4.400 billion Senior Convertible Note offering.

Shares are repurchased from time to time to support our stock-based compensation programs and to take advantage of favorable market conditions. During the three months ended July 25, 2008, we repurchased approximately 3.4 million shares at an average price per share of $51.33. As of July 25, 2008, we have approximately 30.9 million shares remaining under current buyback authorizations approved by the Board of Directors.

Financing Arrangements

We have issued a combination of contingent convertible debentures, bank borrowings, and commercial paper to fund our short term needs. Short-term debt, including the current portion of our capital lease obligations, at July 25, 2008 was $1.635 billion compared to $1.154 billion at April 25, 2008. We utilize a combination of contingent convertible debentures, senior convertible notes, and senior notes to meet our long-term financing needs. Long-term debt at July 25, 2008 was $5.499 billion compared to $5.802 billion at April 25, 2008. For more information on our financing arrangements, see Note 7 to the condensed consolidated financial statements.

Credit Arrangements and Debt Ratings

We have existing unsecured lines of credit of approximately $2.775 billion with various banks at July 25, 2008. The existing lines of credit include a five-year $1.750 billion syndicated credit facility dated December 20, 2006 that will expire on December 20, 2011 (Credit Facility). The Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes.

The Credit Facility provides us with the ability to increase its capacity by an additional $500 million at any time during the life of the five-year term of the agreement. We can also request the extension of the Credit Facility maturity date for one additional year on December 20, 2008, the second anniversary of the date of this facility.

As of July 25, 2008 and April 25, 2008, we have unused credit lines and commercial paper capacity of approximately $1.745 billion and $1.945 billion, respectively.

We maintain a commercial paper program that allows us to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of July 25, 2008 and April 25, 2008, outstanding commercial paper totaled $1.378 billion and $874 million, respectively. During the three months ended July 25, 2008, the weighted average original maturity of the commercial paper outstanding was approximately 32 days and the weighted average interest rate was 2.15 percent. The issuance of commercial paper reduces the amount of credit available under our existing lines of credit.

In connection with the issuance of the contingent convertible debentures, Senior Notes, Senior Convertible Notes and commercial paper, Standard and Poor’s Ratings Group and Moody’s Investors Service issued us strong long-term debt ratings of AA- and A1, respectively, and strong short-term debt ratings of A-1+ and P-1, respectively. These ratings remain unchanged as compared to the fiscal year ending April 25, 2008. For more information on credit arrangements, see Note 7 to the condensed consolidated financial statements.

Operations Outside of the United States

The table below illustrates U.S. net sales versus net sales outside the U.S. for the three months ended July 25, 2008 and July 27, 2007:

	Three months ended
(dollars in millions)	July 25, 2008	July 27, 2007
U.S. Net Sales	$2,249	$1,948
Non U.S. Net Sales	1,457	1,179
Total net sales	$3,706	$3,127

For the three months ended July 25, 2008, consolidated net sales outside the U.S. grew 24 percent over the same period of the prior year. For the three months ended July 25, 2008, growth outside the U.S. was 8 percent higher than net sales growth in the U.S. primarily as a result of the CRDM, CardioVascular, and Spinal businesses. Overall, for the three months ended July 25, 2008, outside of the U.S. net sales were led by CardioVascular’s Endeavor Resolute and CRDM’s Defibrillator Systems. The acquisition of Kyphon increased the sales for the Spinal business outside of the U.S. as well.

Net sales outside the U.S. are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. Outstanding receivables from customers outside the U.S. totaled $1.769 billion at July 25, 2008, or 53 percent, of total outstanding accounts receivable, and $1.800 billion at April 25, 2008, or 53 percent, of total outstanding accounts receivable.

Cautionary Factors That May Affect Future Results

Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, litigation, mergers and acquisitions, integration of our acquisitions, including Kyphon, divestitures, market acceptance or continued acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will” and similar words or expressions. One must carefully consider forward-looking statements that may be affected by inaccurate assumptions, and understand that such statements involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems and price decreases for our products and services, and international operations, as well as those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 25, 2008. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Due to the global nature of our operations, we are subject to the exposures that arise from foreign currency exchange rate fluctuations. We manage these exposures using operational and economic hedges as well as derivative financial instruments. The primary currencies hedged are the Euro and the Japanese Yen.

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

We had foreign exchange derivative contracts outstanding in notional amounts of $6.655 billion and $6.613 billion at July 25, 2008 and April 25, 2008, respectively. The fair value of these contracts at July 25, 2008 was $291 million less than the original contract value. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at July 25, 2008 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by $647 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis.

We are also exposed to interest rate changes affecting principally our investments in interest rate sensitive instruments. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10 percent change in short-term interest rates compared to interest rates at July 25, 2008 indicates that the fair value of these instruments would correspondingly change by $26 million.

We have investments in marketable debt securities that are classified and accounted for as available-for-sale. Our debt securities include government securities, commercial paper, corporate debt securities, bank certificates of deposit, and mortgage backed and other asset backed securities including auction rate securities. Market conditions during the first quarter of fiscal year 2009 and subsequent to our quarter-end continue to indicate significant uncertainty on the part of investors on the economic outlook for the U.S. and for financial institutions that have potential exposure to the sub-prime housing market. This uncertainty has created reduced liquidity across the fixed income investment market, including certain securities in which we have invested. As a result, some of our investments have experienced reduced liquidity including unsuccessful monthly auctions for our auction rate security holdings. During the third quarter of fiscal year 2008, we reclassified all of our auction rate fixed income securities, which had a cost basis of $198 million, from short-term investments to long-term investments on our consolidated balance sheet due to the fact that they are currently not trading, and current conditions in the general debt markets have reduced the likelihood that the securities will successfully auction within the next 12 months. Auction rate securities that did not successfully auction reset to the maximum rate as prescribed in the underlying indenture and all of our holdings continue to be current with their interest payments.

For the three months ended July 25, 2008, we recognized a $3 million impairment loss on AFS debt securities. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe no other-than-temporary impairment has occurred as we have the ability and the intent to hold these investments long enough to avoid realizing any significant loss. Additionally, if we required capital, we believe we could liquidate the majority of our portfolio and incur no material impairment loss and we have capacity under our commercial paper program and lines of credit that we could access. As of July 25, 2008, we do not believe that we have material risk in our current portfolio of investments that would impact our financial condition or liquidity. As of July 25, 2008, we have $86 million of gross unrealized losses on our aggregate investments of $4.314 billion; however, if market conditions continue to deteriorate further, some of these holdings may experience other-than-temporary impairment in the future.

We lend certain fixed income securities to enhance our investment income. These lending activities are indemnified against counterparty risk and collateralized at an average rate of 102 percent, with the collateral determined based on the underlying securities and creditworthiness of the borrowers. The value of the securities on loan at July 25, 2008 and April 25, 2008 was $1.002 billion and $610 million, respectively.

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

Changes in internal control

There have been no changes in the Company’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

A discussion of the Company’s policies with respect to legal proceedings is discussed in the management’s discussion and analysis and our legal proceedings and other loss contingencies are described in Note 17 of the condensed consolidated financial statements. The description of our legal proceedings in Note 17 of the condensed consolidated financial statements to this filing is incorporated herein by reference.

On October 24, 2005, the Company received a subpoena from the Office of the United States Attorney for the District of Massachusetts issued under the Health Insurance Portability & Accountability Act of 1996 requesting documents the Company may have, if any, relating to pacemakers and defibrillators and related components; monitoring equipment and services; a provision of benefits, if any, to persons in a position to recommend purchases of such devices; and the Company’s training and compliance materials relating to the fraud and abuse and federal Anti-Kickback statutes. The Company is complying with the requirements of the subpoena, and has begun to produce documents on a schedule requested by the United States Attorney.

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

On September 25, 2007, the Company received a letter from the SEC requesting information relating to any potential violations of the U.S. Foreign Corrupt Practices Act in connection with the sale of medical devices in an unspecified number of foreign countries, including Greece, Poland and Germany. Turkey, Italy and Malaysia have since been added to the inquiry. The letter notes that the Company is a significant participant in the medical device industry, and seeks any information concerning certain types of payments made directly or indirectly to government-employed doctors. A number of competitors have publicly disclosed receiving similar letters. On November 16, 2007, the Company received a letter from the Department of Justice requesting any information provided to the SEC. The Company is cooperating with both requests.

On or about October 31, 2007, the Company received a letter from the United States Attorney’s Office for the Eastern District of Pennsylvania requesting documents relating to the Company’s relationship with one of its customers and any payments or things of value provided by the Company to physicians, physician groups, hospitals, medical practices or other entities relating to the purchase of the Company’s cardiac resynchronization therapy devices and cardiac stents. The Company is complying with the investigation.

In late June 2008, the Company received a subpoena issued by the United States Attorney’s Office for the District of Massachusetts pursuant to the Health Insurance Portability & Accountability Act of 1996, relating to the Company’s marketing of biliary stents. Medtronic is complying with the terms of the subpoena.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the shares repurchased by Medtronic during the first quarter of fiscal year 2009:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
04/26/08-05/23/08	—	$—	—	34,347,561
05/24/08-06/27/08	3,117,650	51.33	3,117,650	31,229,911
06/28/08-07/25/08	292,227	51.33	292,227	30,937,684
Total	3,409,877	$51.33	3,409,877	30,937,684

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

Item 6.   Exhibits

(a)	Exhibits

10.1	Medtronic, Inc. 2008 Stock Award and Incentive Plan (a)

10.2	Form of Restricted Stock Unit Award Agreement 2008 Stock Award and Incentive Plan (Non-U.S. Employees)

10.3	Form of Restricted Stock Award Agreement 2008 Stock Award and Incentive Plan (Performance-Based)

10.4	Form of Restricted Stock Award Agreement 2008 Stock Award and Incentive Plan (Time-Based)

10.5	Form of Restricted Stock Unit Award Agreement 2008 Stock Award and Incentive Plan (U.S. Employees)

10.6	Form of Non-Qualified Stock Option Agreement 2008 Stock Award and Incentive Plan

10.7	Terms of Non-Employee Director Compensation Under the Medtronic, Inc. 2008 Stock Award and Incentive Plan

12.1	Medtronic, Inc. Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a) Incorporated herein by reference to the cited appendix to our 2008 Proxy Statement, filed with the Commission on July 18, 2008.

_________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medtronic, Inc. (Registrant)

Date: September 3, 2008	/s/ William A. Hawkins
William A. Hawkins Chairman and Chief Executive Officer

Date: September 3, 2008	/s/ Gary L. Ellis
Gary L. Ellis Senior Vice President and Chief Financial Officer