Form 10-Q
period 2008-10-24
MEDTRONIC INC
filed 2008-12-03
CIK 64670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 24, 2008

Commission File Number 1-7707

MEDTRONIC, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0793183
(State of incorporation)	(I.R.S. Employer Identification No.)

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
Yes ☐ No ☒

Shares of common stock, $.10 par value, outstanding on November 28, 2008: 1,118,224,679

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended		Six months ended

	October 24, 2008	October 26, 2007	October 24, 2008	October 26, 2007

	(in millions, except per share data)
Net sales	$3,570	$3,124	$7,276	$6,250

Costs and expenses:
Cost of products sold	883	840	1,738	1,632
Research and development expense	326	298	650	598
Selling, general and administrative expense	1,263	1,107	2,581	2,203
Restructuring charges	—	—	96	14
Certain litigation charges	266	—	266	—
Purchased in-process research and development (IPR&D) charges	18	—	18	33
Other expense, net	143	72	294	128
Interest expense/(income), net	10	(61)	19	(105)

Total costs and expenses	2,909	2,256	5,662	4,503

Earnings before income taxes	661	868	1,614	1,747

Provision for income taxes	90	202	296	406

Net earnings	$571	$666	$1,318	$1,341

Earnings per share:

Basic	$0.51	$0.59	$1.18	$1.18

Diluted	$0.51	$0.58	$1.17	$1.17

Weighted average shares outstanding:

Basic	1,120.4	1,133.1	1,120.5	1,136.1
Diluted	1,128.5	1,147.7	1,128.6	1,150.6

Cash dividends declared per common share	$0.188	$0.125	$0.376	$0.250

The accompanying notes are an integral part of these consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 24, 2008	April 25, 2008

	(in millions, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$541	$1,060
Short-term investments	501	553
Accounts receivable, less allowances of $77 and $99, respectively	2,947	3,287
Income tax receivable	148	73
Inventories	1,348	1,280
Deferred tax assets, net	384	600
Prepaid expenses and other current assets	633	469

Total current assets	6,502	7,322

Property, plant and equipment	4,865	4,743
Accumulated depreciation	(2,631)	(2,522)

Property, plant and equipment, net	2,234	2,221

Goodwill	7,515	7,519
Other intangible assets, net	2,198	2,193
Long-term investments	2,803	2,322
Long-term deferred tax assets, net	—	103
Other assets	781	518

Total assets	$22,033	$22,198

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$1,018	$1,154
Accounts payable	364	383
Accrued compensation	734	789
Other accrued expenses	798	1,209

Total current liabilities	2,914	3,535

Long-term debt	5,523	5,802
Long-term accrued compensation and retirement benefits	302	304
Long-term accrued income taxes	553	519
Long-term deferred tax liabilities, net	18	—
Other long-term liabilities	99	502

Total liabilities	9,409	10,662

Commitments and contingencies (Note 18)	—	—

Shareholders’ equity:
Preferred stock— par value $1.00	—	—
Common stock— par value $0.10	112	112
Retained earnings	12,468	11,710
Accumulated other comprehensive income (loss)	44	(286)

Total shareholders’ equity	12,624	11,536

Total liabilities and shareholders’ equity	$22,033	$22,198

The accompanying notes are an integral part of these consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended

	October 24, 2008	October 26, 2007

	(in millions)
Operating Activities:
Net earnings	$1,318	$1,341
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	352	276
IPR&D charges	18	33
Provision for doubtful accounts	16	17
Deferred income taxes	71	3
Stock-based compensation	108	92
Excess tax benefit from exercise of stock-based awards	(26)	(32)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	270	(128)
Inventories	(141)	(12)
Accounts payable and accrued liabilities	(90)	98
Other operating assets and liabilities	(276)	117

Net cash provided by operating activities	1,620	1,805

Investing Activities:
Acquisitions, net of cash acquired	(29)	(26)
Purchase of intellectual property	(135)	(52)
Additions to property, plant and equipment	(263)	(280)
Purchases of marketable securities	(1,877)	(4,279)
Sales and maturities of marketable securities	1,321	6,959
Other investing activities, net	(5)	(67)

Net cash (used in) provided by investing activities	(988)	2,255

Financing Activities:
Change in short-term borrowings, net	(124)	266
Payments on long-term debt	(300)	—
Dividends to shareholders	(421)	(284)
Issuance of common stock	367	285
Excess tax benefit from exercise of stock-based awards	26	32
Repurchase of common stock	(639)	(901)

Net cash used in financing activities	(1,091)	(602)

Effect of exchange rate changes on cash and cash equivalents	(60)	(31)

Net change in cash and cash equivalents	(519)	3,427

Cash and cash equivalents at beginning of period	1,060	1,256

Cash and cash equivalents at end of period	$541	$4,683

Supplemental Cash Flow Information
Cash Paid For:
Income taxes	$249	$198
Interest	113	118
Supplemental Noncash Investing and Financing Activities:
Reclassification of debentures from short-term to long-term debt	$15	$—
Reclassification of debentures from long-term to short-term debt	—	94

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

The Company’s fiscal years 2009, 2008 and 2007 will end or ended on April 24, 2009, April 25, 2008 and April 27, 2007, respectively.

Note 2 – New Accounting Pronouncements

Effective April 26, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. SFAS No. 157 does not expand the use of fair value in any new circumstances. For certain types of financial instruments, SFAS No. 157 requires a limited form of retrospective transition, whereby the cumulative impact of the change in principle is recognized in the opening balance in retained earnings in the fiscal year of adoption. All other provisions of SFAS No. 157 will be applied prospectively. On February 12, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS No. 157-2). FSP FAS No. 157-2 defers the implementation of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities. Accordingly, the Company adopted the required provisions of SFAS No. 157 at the beginning of fiscal year 2009 and the remaining provisions will be adopted by the Company at the beginning of fiscal year 2010. The fiscal year 2009 adoption did not result in a material impact to the Company’s financial statements (see Note 7). The Company is currently evaluating the impact of adopting the remaining parts of SFAS No. 157 in fiscal year 2010 in accordance with FSP FAS No. 157-2.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158), which requires the recognition of an asset or liability for the funded status of defined benefit pension and other post-retirement benefit plans in the statement of financial position. The funded status recognition and certain disclosure provisions of SFAS No. 158 were adopted for the Company’s fiscal year ended April 25, 2008. See Notes 1 and 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 25, 2008 for the impact of this adoption. SFAS No. 158 also requires the consistent measurement of plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position effective for the Company’s fiscal year ending April 24, 2009. A select number of the Company’s plans, including the U.S. plans, currently have a January 31 measurement date. This standard will require the Company to change that measurement date to match the date of the Company’s fiscal year-end in fiscal year 2009. The Company will adopt the new measurement date provisions of SFAS No. 158 in the fourth quarter of fiscal year 2009 which will result in a one-time adjustment to retained earnings and accumulated other comprehensive income in that period.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and the goodwill acquired. Some of the key changes under SFAS No. 141(R) will impact the accounting treatment for certain acquisition related items including: (1) accounting for acquired in process research and development (IPR&D) as an indefinite-lived intangible asset until approved or discontinued rather than as an immediate expense; (2) expensing acquisition costs rather than adding them to the cost of an acquisition; (3) expensing restructuring costs in connection with an acquisition rather than adding them to the cost of an acquisition; (4) including the fair value of contingent consideration at the date of an acquisition in the cost of an acquisition; and (5) recording at the date of an acquisition the fair value of contingent liabilities that are more likely than not to occur. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) will be effective for the Company beginning fiscal year 2010 and must be applied prospectively to all new acquisitions closing on or after April 25, 2009. Early adoption of SFAS No. 141(R) is prohibited. SFAS No. 141(R) is expected to have a material impact on how the Company will identify, negotiate, and value future acquisitions and a material impact on how an acquisition will affect the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity as compared to a liability today. This new consolidation method will significantly change the accounting for partial and/or step acquisitions. SFAS No. 160 will be effective for the Company in the first quarter of fiscal year 2010. The Company does not believe the adoption of SFAS No. 160 will have a material impact to the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161), which will require increased disclosures about an entity’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative and Hedging Activities” (SFAS No. 133); and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Certain disclosures will also be required with respect to derivative features that are credit risk-related. SFAS No. 161 is effective for the Company beginning in the fourth quarter of fiscal year 2009 but only requires the revised disclosures on a prospective basis. The Company will provide the additional disclosures necessary to the condensed consolidated financial statements beginning in the Company’s fourth quarter fiscal year 2009.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires the proceeds from the issuance of such convertible debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The change in accounting treatment is effective for the Company beginning in fiscal year 2010, and will be applied retrospectively to prior periods. FSP APB 14-1 changes the accounting treatment for the Company’s $2,200 of 1.500 percent and $2,200 of 1.625 percent Senior Convertible Notes due in 2011 and 2013, respectively, which were issued in April 2006 and the $15 remaining balance of the Company’s Contingent Convertible Debentures due 2021. The Company is currently evaluating the impact of this new accounting treatment, which will result in an increase to non-cash interest expense reported in its historical financial statements. Based on a preliminary review, the Company believes historical diluted EPS would be impacted in the range of $0.06 to $0.10 per fiscal year.

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

Fiscal Year 2009

Restore Medical Acquisition

On July 16, 2008, the Company acquired Restore Medical, Inc. (Restore). Restore’s Pillar Palatal Implant System (Pillar System) will be integrated into the Surgical Technologies operating segment of the Company. The Pillar System will provide the Company with a minimally invasive, implantable medical device used to treat the soft palate component of sleep breathing disorders, including mild to moderate obstructive sleep apnea and snoring. Restore shareholders received $1.60 per share in cash for each share of Restore common stock they owned. Total consideration for the transaction was approximately $30 excluding cash acquired.

In connection with the acquisition of Restore, the Company acquired $17 of technology-based intangible assets with an estimated useful life of 10 years, $2 of net tangible assets, and $11 of goodwill. The goodwill is not deductible for tax purposes. The pro forma impact of the acquisition of Restore was not significant to the results of the Company for the three and six months ended October 24, 2008 or October 26, 2007. The results of operations for Restore have been included in the Company’s condensed consolidated statement of earnings since the date of acquisition.

Fiscal Year 2008

Kyphon Acquisition

On November 2, 2007, the Company acquired Kyphon Inc. (Kyphon) and it became a wholly owned subsidiary of the Company. Kyphon develops and markets medical devices designed to restore and preserve spinal function using minimally invasive technology. Kyphon’s primary products are used in balloon kyphoplasty for the treatment of spinal compression fractures caused by osteoporosis or cancer, and in the interspinous process decompression procedure for treating the symptoms of lumbar spinal stenosis. It is expected that the acquisition of Kyphon will add to the growth of the Company’s existing Spinal business by extending its product offerings and enabling the Company to provide physicians with a broader range of therapies for use at all stages of the care continuum.

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

The purchase price allocation is based on estimates of the fair value of assets acquired and liabilities assumed. The purchase price has been allocated as follows:

Current assets	$367
Property, plant and equipment	39
IPR&D	290
Other intangible assets	996
Goodwill	3,175
Other long-term assets	10

Total assets acquired	4,877

Current liabilities	359
Deferred tax liabilities	282
Other long-term liabilities	33

Total liabilities assumed	674

Net assets acquired	$4,203

In connection with the acquisition, the Company acquired $996 of intangible assets that had a weighted average useful life of approximately 10.5 years. The intangible assets include $887 of technology-based assets and $109 of tradenames with weighted average lives of 10.5 years and 11 years, respectively. Also as part of the acquisition, the Company recognized, in total, $290 and $3,175 for IPR&D and goodwill, respectively. The IPR&D was expensed on the date of acquisition. Various factors contributed to the establishment of goodwill, including: the benefit of adding existing products of the Company to the portfolio of products already sold by Kyphon sales representatives; the value of Kyphon’s highly trained assembled workforce; and the expected revenue growth that is attributable to expanded indications and increased market penetration from future products and customers. The goodwill is not deductible for tax purposes.

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

In connection with the acquisition, the Company began to assess and formulate a plan for the elimination of duplicative positions, employee relocations, the exit of certain facilities, and the termination of certain contractual obligations. The purchase accounting liabilities recorded in connection with these activities were approximately $68 and included approximately $48 for termination benefits and employee relocation and approximately $20 of estimated costs to cancel contractual obligations. The remaining balance of these liabilities as of October 24, 2008 was approximately $36. The Company continues to assess these liabilities and until the plan is finalized and the integration activities are complete, the allocation of the purchase price is subject to adjustment.

The Company’s condensed consolidated financial statements include Kyphon’s operating results from the date of acquisition, November 2, 2007. The following unaudited pro forma information sets forth the combined results of Medtronic’s and Kyphon’s operations for the three months and six months ended October 26, 2007 as if the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma results of operations for the three and six month periods ended October 26, 2007 includes the results of Medtronic’s historical financial information for the periods and the operations for Kyphon for the three and six month periods ended September 30, 2007.

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

	Three months ended	Six months ended

(dollars in millions, except per share data)	October 26, 2007	October 26, 2007

Net sales	$3,269	$6,667
Net earnings	$365	$987

Earnings per share:
Basic	$0.32	$0.87
Diluted	$0.32	$0.86

The unaudited pro forma financial information for the three and six months ended October 26, 2007 includes a $290 IPR&D charge and a $34 increase in cost of products sold related to the step-up to fair value of inventory acquired, both of which are non-recurring.

Other Acquisitions and IPR&D Charges

During the second quarter of fiscal year 2009, the Company recorded an IPR&D charge of $18 related to the purchase of certain intellectual property for use in the Spinal business. These payments were expensed as IPR&D since technological feasibility of the underlying product had not yet been reached and such technology has no future alternative use.

On June 25, 2007, the Company exercised a purchase option and acquired substantially all of the O-arm Imaging System (O-arm) assets of Breakaway Imaging, LLC (Breakaway), a privately held company based in Littleton, Massachusetts. Prior to the acquisition, the Company had the exclusive rights to distribute and market the O-arm. The O-arm provides multi-dimensional surgical imaging for use in spinal and orthopedic surgical procedures. The acquisition is expected to bring the O-arm into a broad portfolio of image guided surgical solutions. Total consideration for Breakaway was approximately $26 in cash, subject to purchase price increases, which would be triggered by the achievement of certain milestones. In connection with the acquisition of Breakaway, the Company acquired $22 of technology-based intangible assets that had an estimated useful life of 15 years at the time of acquisition, $1 of tangible assets, and $3 of goodwill. The goodwill was deductible for tax purposes. The pro forma impact of the acquisition of Breakaway was not significant to the results of the Company for the three and six months ended October 26, 2007.

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

Contingent Consideration

Certain of the Company’s business combinations or purchases of intellectual property involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. While it is not certain if and/or when these payments will be made, the Company has developed an estimate of the potential contingent consideration for each of its acquisitions with an outstanding potential obligation. At October 24, 2008, the estimated potential amount of future contingent consideration that the Company is expected to make associated with all business combinations or purchases of intellectual property is approximately $124. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2009 to 2016 in order for the consideration to be paid.

Note 4 – Certain Litigation Charges

The Company classifies material litigation reserves recognized as certain litigation charges. During the three and six months ended October 24, 2008, the Company incurred certain litigation charges of $266. Of the amount recorded, $229 relates to litigation with Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson (J&J). The Cordis litigation originated in October 1997 and pertains to patent infringement claims on previous generations of bare metal stents that are no longer on the market. On September 30, 2008, the U.S. District Court entered final judgment including accrued interest, totaling approximately $521, to Cordis. The Company had previously recorded a charge of $243 related to this litigation in the third quarter of fiscal year 2008. At the time the $243 charge was recorded, the range of potential loss related to this matter was subject to a high degree of estimation. The amount recorded represented an estimate of the low end of the range of probable outcomes related to the matter. Given that the Company and J&J are involved in a number of litigation matters which span across businesses, the Company entered into negotiations with J&J in an attempt to settle some of the additional litigation simultaneous with the payment of this judgment. Ultimately, the agreement reached with Cordis required a total cash payment of $472, which included the settlement of several outstanding legal matters between the parties. The charge of $229 in the three months ended October 24, 2008 is the net result of $472 in cash payments, offset by the existing reserves on the balance sheet including interest accrued on the $243 since the date established.

The remainder of the certain litigation charge of $37 relates to costs for the settlement of litigation that originated in May 2006 with Fastenetix LLC (Fastenetix), a patent holding company. The litigation related to an alleged breach of a royalty agreement in our Spinal business. The agreement reached with Fastenetix required a total cash payment of $125 for the settlement of ongoing litigation and the purchase of patents. Of the $125, $37 was assigned to past damages in the case and the remaining $88 was recorded as purchased intellectual property that has an estimated useful life of 7 years. As of October 24, 2008, all of these amounts have been paid. See Note 18 for further discussion of these cases.

During the three and six months ended October 26, 2007, there were no certain litigation charges.

Note 5 – Restructuring Charges

Global Realignment Initiative

In fiscal year 2008, as part of a global realignment initiative, the Company recorded a $31 restructuring charge, which consisted of employee termination costs of $27 and asset write-downs of $4. This initiative began in the fourth quarter of fiscal year 2008 and focuses on shifting resources to those areas where the Company has the greatest opportunities for growth and streamlining operations to drive operating leverage. The global realignment initiative impacts most businesses and certain corporate functions. Within the Company’s Cardiac Rhythm Disease Management (CRDM) business, the Company is reducing research and development infrastructure by closing a facility outside the U.S., reprioritizing research and development projects to focus on the core business and consolidating manufacturing operations to drive operating leverage. Within Spinal, the Company is reorganizing and consolidating certain activities where Medtronic’s existing infrastructure, resources, and systems can be leveraged to obtain greater operational synergies. The global realignment initiative is also designed to further consolidate manufacturing of CardioVascular products, streamline distribution of products in select businesses and to reduce general and administrative costs in the Company’s corporate functions. The asset write-downs were recorded within cost of products sold in the condensed consolidated statement of earnings. The employee termination costs of $27 consist of severance and the associated costs of continued medical benefits and outplacement services.

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

There were no restructuring charges in the second quarter of fiscal year 2009.

As of the end of the first quarter of fiscal year 2009, the Company had identified approximately 900 positions for elimination which will be achieved through both voluntary and involuntary separation. Of the 900 positions identified, approximately 410 have been eliminated as of October 24, 2008. The restructuring initiatives are scheduled to be substantially complete by the end of fiscal year 2009.

A summary of the activity related to the global realignment initiative is presented below:

	Global Realignment Initiative

	Employee Termination Costs	Asset Write-downs	Total

Balance at April 27, 2007	$—	$—	$—
Restructuring charges	27	4	31
Payments/write-downs	(2)	(4)	(6)

Balance at April 25, 2008	$25	$—	$25
Restructuring charges	91	5	96
Payments/write-downs	(18)	(5)	(23)

Balance at July 25, 2008	$98	$—	$98
Restructuring charges	—	—	—
Payments	(19)	—	(19)
Currency adjustment, net	(9)	—	(9)

Balance at October 24, 2008	$70	$—	$70

Fiscal Year 2007 Initiative

In fiscal year 2007, the Company recorded a $36 restructuring charge, which consisted of employee termination costs of $28 and asset write-downs of $8. These initiatives were designed to drive manufacturing efficiencies in the Company’s CardioVascular business, downsize the Physio-Control business due to the Company’s voluntary suspension of U.S. shipments, and rebalance resources within the CRDM business in response to market dynamics. The employee termination costs consist of severance and the associated costs of continued medical benefits, and outplacement services. The asset write-downs consist of a $5 charge for inventory write-downs and a $3 charge for non-inventory asset write-downs. The inventory and non-inventory asset write-downs were recorded within cost of products sold in the condensed consolidated statement of earnings.

As a continuation of the fiscal year 2007 initiatives, in the first quarter of fiscal year 2008 the Company incurred $14 of incremental restructuring charges associated with compensation provided to employees whose employment terminated with the Company in the first quarter of fiscal year 2008. These incremental costs were not accrued in fiscal year 2007 because these benefits had not yet been communicated to the impacted employees. Included in the total $14 restructuring charge is $4 of incremental defined benefit pension and post-retirement related expense for those employees who accepted early retirement packages. These costs are not included in the table summarizing restructuring costs below because they are associated with costs that are accounted for under the pension and postretirement rules. For further discussion on the incremental defined benefit pension and post-retirement related expense, see Note 17.

When the restructuring initiative began in fiscal year 2007, the Company identified approximately 900 positions for elimination which were achieved through early retirement packages offered to employees, voluntary separation, and involuntary separation, as necessary. As of April 25, 2008, the initiatives begun in the fourth quarter of fiscal year 2007 were substantially complete.

A summary of the activity related to the fiscal year 2007 initiative is presented below:

	Fiscal Year 2007 Initiative

	Employee Termination Costs	Asset Write-downs	Total

Balance at April 28, 2006	$—	$—	$—
Restructuring charges	28	8	36
Payments/write-downs	(5)	(8)	(13)

Balance at April 27, 2007	23	—	23
Restructuring charges	10	—	10
Payments	(33)	—	(33)

Balance at April 25, 2008	$—	$—	$—

Note 6 – Investments

The carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

Information regarding the Company’s short-term and long-term investments at October 24, 2008 is as follows:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Corporate debt securities	$873	$1	$(56)	$818
Auction rate securities	201	—	(49)	152
Mortgage backed securities	911	3	(33)	881
Government and agency securities	818	5	(3)	820
Certificates of deposit	6	—	—	6
Other asset backed securities	391	—	(22)	369
Marketable equity securities	12	—	—	12
Cost method, equity method and other investments	246	—	—	246

Total short-term and long-term investments	$3,458	$9	$(163)	$3,304

Information regarding the Company’s short-term and long-term investments at April 25, 2008 is as follows:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Corporate debt securities	$942	$2	$(15)	$929
Auction rate securities	198	—	(22)	176
Mortgage backed securities	693	3	(17)	679
Government and agency securities	478	1	(3)	476
Other asset backed securities	382	1	(12)	371
Marketable equity securities	14	—	(1)	13
Cost method, equity method and other investments	231	—	—	231

Total short-term and long-term investments	$2,938	$7	$(70)	$2,875

Activity related to the Company’s short-term and long-term investment portfolio is as follows:

	Three months ended

	October 24, 2008		October 26, 2007

	Debt (1)	Equity (2)	Debt (1)	Equity (2)

Proceeds from sales	$763	$—	$5,437	$1

Gross realized gains	$5	$—	$14	$—

Gross realized losses	$(3)	$—	$(3)	$—

Impairment losses recognized	$(18)	$—	$—	$—

	Six months ended

	October 24, 2008		October 26, 2007

	Debt (1)	Equity (2)	Debt (1)	Equity (2)

Proceeds from sales	$1,321	$—	$6,935	$24

Gross realized gains	$6	$—	$15	$15

Gross realized losses	$(5)	$—	$(4)	$—

Impairment losses recognized	$(21)	$(2)	$—	$(1)

(1) Includes available-for-sale (AFS) debt securities.

(2) Includes marketable equity securities, cost method, equity method, and other investments.

The October 24, 2008 balance of AFS debt securities by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows, assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

October 24, 2008

Due in one year or less	$657
Due after one year through five years	2,165
Due after five years through ten years	56
Due after ten years	168

Total debt securities	$3,046

As of October 24, 2008, the Company has $97 in debt securities that have been in an unrealized loss position for more than twelve months. The aggregate amount of unrealized losses for these investments is $16. As of October 24, 2008, the Company has $2,066 in debt securities that have been in an unrealized loss position for less than twelve months. The aggregate amount of unrealized losses for these investments is $147. The majority of these investments are in high quality, investment grade securities. The Company does not consider these unrealized losses to be other-than-temporary as it has the intent and ability to hold these investments long enough to avoid realizing any significant losses.

The Company has investments in marketable debt securities that are classified and accounted for as available-for-sale. The Company’s debt securities include government securities, commercial paper, corporate debt securities, bank certificates of deposit, and mortgage backed and other asset backed securities including auction rate securities. Market conditions during the first half of fiscal year 2009 and subsequent to the Company’s October 24, 2008 quarter-end continue to indicate significant uncertainty on the part of investors on the economic outlook for the U.S. and for financial institutions that have potential exposure to the sub-prime housing market. This uncertainty has created reduced liquidity across the fixed income investment market, including certain securities in which the Company has invested. As a result, some of the Company’s investments have experienced reduced liquidity including unsuccessful monthly auctions for auction rate security holdings. Starting in the third quarter of fiscal year 2008, all of the investments in auction rate fixed income securities have been reclassified from short-term investments to long-term investments on the condensed consolidated balance sheet due to the fact that they are currently not trading, and current conditions in the general debt markets have reduced the likelihood that the securities will successfully auction within the next 12 months. Auction rate securities that did not successfully auction reset to the maximum rate as prescribed in the underlying indenture and all of the Company’s holdings continue to be current with their interest payments.

For the three and six months ended October 24, 2008, the Company recognized an other-than-temporary impairment loss on AFS debt securities of $18 and $21, respectively. Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which invested, the Company believes it has recorded all necessary other-than-temporary impairments as the Company has the ability and the intent to hold these investments long enough to avoid realizing any further losses. For additional discussion, see the “Liquidity and Capital Resources” section of management’s discussion and analysis.

As of October 24, 2008 and April 25, 2008, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method was $246 and $231, respectively. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not estimated if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.

Gains and losses recognized on debt instruments are recorded in interest expense/(income), net in the condensed consolidated statements of earnings. Gains and losses recognized on equity instruments are recorded in other expense, net in the condensed consolidated statements of earnings. Gains and losses from the sale of investments are calculated based on the specific identification method.

The Company lends certain fixed income securities to enhance its investment income. These lending activities are indemnified against counterparty risk and collateralized at an average rate of 102 percent, with the collateral determined based on the underlying securities and creditworthiness of the borrowers. The value of the securities on loan at October 24, 2008 and April 25, 2008 was $0 and $610, respectively.

Note 7 – Fair Value Measurements

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

•

Level 2 - Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. The Company’s Level 2 assets and liabilities primarily include agency bonds, corporate debt securities, asset backed securities, certain mortgage backed securities, and interest rate swaps whose value is determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

For the Company, effective April 26, 2008, fair value under SFAS No. 157 is principally applied to financial assets and liabilities such as marketable equity securities and debt securities that are classified and accounted for as available-for-sale, investments in equity and other securities, and certain derivative instruments. Derivatives include cash flow hedges, freestanding derivative forward contracts, interest rate swaps and most net investment hedges. These items were previously and will continue to be marked-to-market at each reporting period; however, the definition of fair value is now applied using SFAS No. 157. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis subsequent to the effective date of SFAS No. 157.

The following table provides information by level for assets and liabilities that are measured at fair value, as defined by SFAS No. 157, on a recurring basis.

	Fair Value at October 24, 2008	Fair Value Measurements Using Inputs Considered as

		Level 1	Level 2	Level 3

Assets:
Corporate debt securities	$818	$5	$784	$29
Auction rate securities	152	—	—	152
Mortgage backed securities	881	—	830	51
Government and agency securities	820	210	610	—
Certificates of deposit	6	—	6	—
Other asset backed securities	369	—	360	9
Marketable equity securities	12	12	—	—
Derivative assets	560	519	41	—

Total assets	$3,618	$746	$2,631	$241

Liabilities:
Derivative liabilities	$102	$102	$—	$—

Total liabilities	$102	$102	$—	$—

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain corporate debt securities, auction rate securities, certain mortgage backed securities, and certain asset backed securities for which there was a decrease in the observability of market pricing for these investments. At October 24, 2008, these securities were valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at October 24, 2008.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

Balance at April 26, 2008	$448
Total realized losses and other-than-temporary impairment losses included in earnings	(22)
Total unrealized losses included in other comprehensive income	(54)
Purchases, issuances, and settlements	(189)
Net transfers in (out) of Level 3	58

Balance at October 24, 2008	$241

Realized gains or losses included in earnings are included in interest expense/(income), net in the consolidated statement of earnings.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three and six months ended October 24, 2008, the Company had no significant measurements of financial assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Note 8 – Financing Arrangements

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

EITF No. 00-19 provides that contracts are initially classified as equity if (1) the contract requires physical settlement or net-share settlement, or (2) the contract gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The settlement terms of the Company’s purchased call options and sold warrant contracts provide for net cash settlement for the particular contract or net share settlement, depending on the method of settlement, as discussed above, which is at the option of the Company. Based on the guidance from EITF No. 00-19 and SFAS No. 133, the purchased call option contracts were recorded as a reduction of equity and the warrants were recorded as an addition to equity as of the trade date. SFAS No. 133 states that a reporting entity shall not consider contracts to be derivative instruments if the contract issued or held by the reporting entity is both indexed to its own stock and classified in shareholders’ equity in its statement of financial position. The Company concluded the purchased call option contracts and the warrant contracts should be accounted for in shareholders’ equity.

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

In November 2005, the Company entered into a five year interest rate swap agreement with a notional amount of $200. This interest rate swap agreement was designated as a fair value hedge of the changes in fair value of a portion of the Company’s fixed-rate $400 Senior Notes due 2010. The Company pays variable interest equal to the three-month London Interbank Offered Rate (LIBOR) minus 55 basis points and it receives a fixed interest rate of 4.375 percent. The outstanding market value of this swap agreement was a $9 and $8 unrealized gain at October 24, 2008 and April 25, 2008, respectively. The unrealized gain of $9 and $8 at October 24, 2008 and April 25, 2008, respectively, is recorded in long-term debt with the offset recorded in other assets on the condensed consolidated balance sheets.

In June 2007, the Company entered into an eight year interest rate swap agreement with a notional amount of $300. This interest rate swap agreement was designated as a fair value hedge of the changes in fair value of a portion of the Company’s fixed-rate $600 Senior Notes due 2015. The Company pays variable interest equal to the three-month LIBOR minus 90 basis points and it receives a fixed interest rate of 4.750 percent. The outstanding market value of this swap agreement was a $32 and $27 unrealized gain at October 24, 2008 and April 25, 2008, respectively. The unrealized gain of $32 and $27 at October 24, 2008 and April 25, 2008, respectively, is recorded in long-term debt with the offset recorded in other assets on the condensed consolidated balance sheets.

Contingent Convertible Debentures

As of October 24, 2008, the Company has $15 remaining in aggregate principle amount of 1.250 percent Contingent Convertible Debentures, Series B due 2021 (the Debentures) outstanding. Interest is payable semi-annually. Each Debenture is convertible into shares of common stock at an initial conversion price of $61.81 per share; however, the Debentures are not convertible before their final maturity unless the closing price of our common stock reaches 110 percent of the conversion price for 20 trading days during a consecutive 30 trading day period. Upon conversion of the Debentures, the Company will pay holders cash equal to the lesser of the principal amount of the Debentures or their conversion value, and shares of the Company’s common stock to the extent the conversion value exceeds the principal amount of the Debentures. The Company may be required to repurchase the remaining debentures at the option of the holders in September 2011 or 2016. For put options exercised by the holders of the Debentures, the purchase price is equal to the principal amount of the applicable debenture plus any accrued and unpaid interest thereon to the repurchase date. If the put option is exercised, the Company will pay holders the repurchase price solely in cash. In September 2008, as a result of certain holders of the Debentures exercising their put options, the Company repurchased $79 of the Debentures for cash. The Company can redeem the debentures for cash at any time.

Commercial Paper

The Company maintains a commercial paper program that allows the Company to have a maximum of $2,250 in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of October 24, 2008 and April 25, 2008, outstanding commercial paper totaled $853 and $874, respectively. During the three and six months ended October 24, 2008, the weighted average original maturity of the commercial paper outstanding was approximately 47 days and 40 days, respectively, and the weighted average interest rate was 2.14 percent for both periods. The issuance of commercial paper reduces the amount of credit available under our existing lines of credit.

Lines of Credit

The Company has existing unsecured lines of credit of approximately $2,802 with various banks at October 24, 2008. The existing lines of credit include a five-year $1,750 syndicated credit facility dated December 20, 2006 that will expire on December 20, 2011 (Credit Facility). The Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes.

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

On November 2, 2007, the Company entered into a new Credit Agreement (New Credit Agreement) with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (New Lender). The New Credit Agreement provides for a $300 unsecured revolving credit facility (New Facility) maturing November 2, 2010. In addition to certain initial fees, the Company is obligated to pay a commitment fee based on the total revolving commitment. Interest rates on these borrowings are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. The New Credit Agreement contains customary representations and warranties of the Company as well as affirmative covenants regarding the Company. Upon the occurrence of an event of default as defined under the New Credit Agreement, the New Lender could elect to declare all amounts outstanding under the New Facility to be immediately due and payable. As of October 24, 2008 and April 25, 2008, $0 and $300, respectively, were outstanding on the New Facility.

Note 9 – Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	October 24, 2008	April 25, 2008

Finished goods	$787	$784
Work in process	262	250
Raw materials	299	246

Total	$1,348	$1,280

Note 10 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended October 24, 2008 are as follows:

October 24, 2008

Balance at April 25, 2008	$7,519
Goodwill as a result of acquisitions	11
Currency adjustment, net	(15)

Balance at October 24, 2008	$7,515

Intangible assets, excluding goodwill, as of October 24, 2008 and April 25, 2008 are as follows:

	Purchased Technology and Patents	Trademarks and Tradenames	Other	Total

As of October 24, 2008:
Amortizable intangible assets
Original cost	$2,661	$373	$238	$3,272
Accumulated amortization	(713)	(199)	(162)	(1,074)

Carrying value	$1,948	$174	$76	$2,198

As of April 25, 2008:
Amortizable intangible assets
Original cost	$2,538	$373	$244	$3,155
Accumulated amortization	(616)	(181)	(165)	(962)

Carrying value	$1,922	$192	$79	$2,193

Amortization expense for the three and six months ended October 24, 2008 was $69 and $135, respectively, and for the three and six months ended October 26, 2007 was $44 and $87, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets is as follows:

Fiscal Year	Amortization Expense

Remaining 2009	$131
2010	266
2011	257
2012	230
2013	215
Thereafter	1,099

$2,198

Note 11 – Warranty Obligation

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

Changes in the Company’s product warranties during the six months ended October 24, 2008 and October 26, 2007 consist of the following:

	Six months ended

	October 24, 2008	October 26, 2007

Balance at the beginning of the period	$43	$34
Warranty claims provision	12	16
Settlements made	(16)	(11)

Balance at the end of the period	$39	$39

Note 12 – Interest Expense/(Income), net

Interest income and interest expense for the three and six months ended October 24, 2008 and October 26, 2007 are as follows:

	Three months ended		Six months ended

	October 24, 2008	October 26, 2007	October 24, 2008	October 26, 2007

Interest income	$(42)	$(125)	$(94)	$(223)
Interest expense	52	64	113	118

Interest expense/(income), net	$10	$(61)	$19	$(105)

Interest income includes interest earned on the Company’s cash and cash equivalents, short- and long-term investments and the net realized gain or loss on the sale or impairment of AFS debt securities.

Interest expense includes the expense associated with the interest that the Company pays on its outstanding borrowings, including short- and long-term instruments, and the amortization of debt issuance costs.

Note 13 – Income Taxes

During the three and six months ended October 24, 2008, the Company recorded a $16 tax benefit associated with the retroactive renewal and extension of the research and development credit enacted by the Tax Extenders and Alternative Minimum Tax Relief Act of 2008. The $16 tax benefit relates to the first seven months of calendar year 2008 and is recorded in provision for income taxes on the condensed consolidated statements of earnings.

As of October 24, 2008, the Company had $471 of gross unrecognized tax benefits and accrued interest and penalties of $145. If all of the Company’s unrecognized tax benefits were recognized, approximately $388 would impact the Company’s effective tax rate. The Company expects to receive the U.S. Internal Revenue Service (IRS) field audit report for fiscal years 2005 and 2006 within the next twelve months. However, based on the status of the IRS field audit, the Company cannot reasonably estimate the potential changes to its unrecognized tax benefits. The Company continues to record the liability for unrecognized tax benefits as a long-term liability as it does not expect significant payments to occur or the total amount of unrecognized tax benefits to change significantly over the next twelve months. The Company will continue to recognize interest and penalties related to income tax matters in the provision for income taxes in the condensed consolidated statement of earnings and record the liability in the current or long-term accrued income taxes, as appropriate.

Tax audits associated with the allocation of income, and other complex issues, may require an extended period of time to resolve and may result in income tax adjustments if changes to the Company’s allocation are required between jurisdictions with different tax rates. Tax authorities periodically review the Company’s tax returns and propose adjustments to the Company’s tax filings. The IRS has settled its audits with the Company for all years through fiscal year 1996. Tax years settled with the IRS may remain open for foreign tax audits and competent authority proceedings. Competent authority proceedings are a means to resolve intercompany pricing disagreements between countries.

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

Note 14 – Earnings Per Share

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

Presented below is a reconciliation between basic and diluted earnings per share:

	Three months ended		Six months ended

(shares in millions)	October 24, 2008	October 26, 2007	October 24, 2008	October 26, 2007

Numerator:
Net earnings	$571	$666	$1,318	$1,341
Denominator:
Basic – weighted average shares outstanding	1,120.4	1,133.1	1,120.5	1,136.1
Effect of dilutive securities:
Employee stock options	4.3	12.0	4.6	12.0
Other	3.8	2.6	3.5	2.5

Diluted – weighted average shares outstanding	1,128.5	1,147.7	1,128.6	1,150.6

Basic earnings per share	$0.51	$0.59	$1.18	$1.18
Diluted earnings per share	$0.51	$0.58	$1.17	$1.17

The calculation of weighted average diluted shares outstanding excludes options for approximately 22 million common shares for both the three and six months ended October 24, 2008, and approximately 13 million for both the three and six months ended October 26, 2007, as the exercise price of those options was greater than the average market price for the period, resulting in an anti-dilutive effect on diluted earnings per share. For the three and six months ended October 24, 2008 and October 26, 2007, common share equivalents related to the Company’s $4,400 of Senior Convertible Notes were anti-dilutive as the market price of the Company’s stock was below the conversion price of the Senior Convertible Notes and, therefore, were excluded from the calculation of weighted average diluted shares.

Note 15 – Comprehensive Income and Accumulated Other Comprehensive Income/(Loss)

In addition to net earnings, comprehensive income includes changes in foreign currency translation adjustments (including the change in current exchange rates, or spot rates, of net investment hedges), unrealized gains and losses on foreign exchange derivative contracts qualifying and designated as cash flow hedges, net changes in retirement obligations, and unrealized gains and losses on AFS marketable securities. Comprehensive income for the three months ended October 24, 2008 and October 26, 2007 was $823 and $624, respectively. Comprehensive income for the six months ended October 24, 2008 and October 26, 2007 was $1,648 and $1,273, respectively.

Presented below is a summary of activity for each component of accumulated other comprehensive income/(loss):

	Unrealized Loss on Investments	Cumulative Translation Adjustments	Net Change in Retirement Obligations	Unrealized Gain/(Loss) on Foreign Exchange Derivatives	Accumulated Other Comprehensive Income/(Loss)

Balance April 25, 2008	$(41)	$209	$(189)	$(266)	$(286)
Period Change	(9)	2	1	85	78

Balance July 25, 2008	$(50)	$211	$(188)	$(181)	$(208)
Period Change	(51)	(134)	14	423	252

Balance October 24, 2008	$(101)	$77	$(174)	$242	$44

Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in non-U.S. subsidiaries. The tax expense on the unrealized gain on foreign exchange derivatives for the three and six months ended October 24, 2008 was $276 and $329, respectively. The tax benefit on the unrealized loss on investments for the three and six months ended October 24, 2008 was $25 and $35, respectively. The tax benefit on the net change in retirement obligations was not material for the three and six months ended October 24, 2008.

Note 16 – Stock-Based Compensation

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

The following table presents the components and classification of stock-based compensation expense recognized for the three and six months ended October 24, 2008 and October 26, 2007:

	Three months ended		Six months ended

	October 24, 2008	October 26, 2007	October 24, 2008	October 26, 2007

Stock options	$33	$28	$66	$58
Restricted stock awards	17	13	34	26
Employee stock purchase plan	3	3	8	8

Total stock-based compensation expense	$53	$44	$108	$92

Cost of products sold	$6	$5	$13	$11
Research and development expense	13	11	26	23
Selling, general and administrative expense	34	28	69	58

Total stock-based compensation expense	$53	$44	$108	$92

In connection with the acquisition of Kyphon on November 2, 2007, the Company assumed Kyphon’s unvested stock-based awards. These awards are amortized over 2.5 years, which was their remaining weighted average vesting period at the time of acquisition. For the three and six months ended October 24, 2008, the Company recognized $5 and $12, respectively, of stock-based compensation expense associated with the assumed Kyphon awards. See Note 3 for further discussion of the Kyphon acquisition.

Note 17 – Retirement Benefit Plans

The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans (post-retirement benefits), defined contribution savings plans and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the pension and post-retirement medical plans include the following components for the three and six months ended October 24, 2008 and October 26, 2007:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits

	Three months ended		Three months ended		Three months ended

	October 24, 2008	October 26, 2007	October 24, 2008	October 26, 2007	October 24, 2008	October 26, 2007

Service cost	$18	$18	$8	$7	$4	$4
Interest cost	15	13	6	4	3	3
Expected return on plan assets	(25)	(21)	(6)	(4)	(3)	(3)
Recognized actuarial loss	1	3	—	—	—	—

Net periodic benefit cost	9	13	8	7	4	4
Special termination benefits	—	—	—	—	—	—

Total cost for period	$9	$13	$8	$7	$4	$4

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits

	Six months ended		Six months ended		Six months ended

	October 24, 2008	October 26, 2007	October 24, 2008	October 26, 2007	October 24, 2008	October 26, 2007

Service cost	$36	$36	$16	$15	$8	$8
Interest cost	30	26	12	8	6	6
Expected return on plan assets	(49)	(42)	(12)	(9)	(6)	(6)
Recognized actuarial loss	2	6	—	1	—	1

Net periodic benefit cost	19	26	16	15	8	9
Special termination benefits	—	3	—	—	—	1

Total cost for period	$19	$29	$16	$15	$8	$10

As a result of the fiscal year 2007 restructuring initiative that began in the fourth quarter of fiscal year 2007, the Company has recognized special termination benefits in the six months ended October 26, 2007 related to employees electing to accept early retirement packages provided under the restructuring initiatives. The incremental expense from these special termination benefits is reflected in the table above.

Note 18 – Contingencies

The Company is involved in a number of legal actions. The outcomes of these legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, that could require significant expenditures or result in lost revenues. In accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5), the Company records a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. While it is not possible to predict the outcome for most of the matters discussed, the Company believes it is possible that costs associated with them could have a material adverse impact on the Company’s consolidated earnings, financial position or cash flows on any one interim or annual period. With the exception of Cordis, Fastenetix and some of the Marquis matters discussed below, negative outcomes for the balance of the litigation matters are not considered probable or cannot be reasonably estimated.

Litigation with Cordis Corporation

On October 6, 1997, Cordis Corporation (Cordis), a subsidiary of J&J, filed suit in U.S. District Court for the District of Delaware against Arterial Vascular Engineering, Inc., which Medtronic acquired in January 1999 and which is now known as Medtronic Vascular, Inc. (Medtronic Vascular). The suit alleged that Medtronic Vascular’s previously marketed stents infringe certain patents owned by Cordis. Boston Scientific Corporation is also a defendant in this suit. On December 22, 2000, a jury rendered a verdict that Medtronic Vascular’s previously marketed MicroStent and GFX stents infringed valid claims of two Cordis patents and awarded damages to Cordis totaling approximately $270. On March 28, 2002, the District Court entered an order in favor of Medtronic Vascular, deciding as a matter of law that Medtronic Vascular’s MicroStent and GFX stents did not infringe the patents. Cordis appealed, and on August 12, 2003, the U.S. Court of Appeals for the Federal Circuit reversed the District Court’s decision and remanded the case to the District Court for further proceedings. The District Court thereafter issued a new patent claim construction and a new trial was held in March 2005. On March 14, 2005, the jury found that the previously marketed MicroStent and GFX stent products infringed valid claims of Cordis’ patents. On March 27, 2006, the District Court denied post-trial motions filed by the parties, including Cordis’ motion to reinstate the previous damages award. On April 26, 2006, Medtronic filed its Notice of Appeal of the judgment of infringement. On January 7, 2008, the U.S. Court of Appeals for the Federal Circuit upheld the District Court’s judgment of infringement. On September 15, 2008, the District Court granted Cordis’s motion for final judgment against Medtronic Vascular, reinstating the jury verdict from December 2000, including accrued interest. On September 30, 2008, the District Court entered judgment in favor of Cordis in the amount of $521, which included interest. On October 15, 2008, Medtronic and Cordis settled this matter through the combination of a payment of $472 to Cordis and settlement of certain other disputes between the companies. In accordance with SFAS No. 5, Medtronic recorded a $243 charge in the third quarter of fiscal year 2008 and a $229 charge in the second quarter of fiscal year 2009 relating to this matter. See Note 4 for further discussion regarding the settlement agreement.

Litigation with Wyeth and Cordis Corporation

On February 22, 2008, Wyeth and Cordis filed a lawsuit against the Company and its subsidiary, Medtronic AVE, Inc., in U.S. District Court for the District of New Jersey, alleging that Medtronic’s Endeavor drug eluting stent infringes three U.S. “Morris” patents alleged to be owned by Wyeth and exclusively licensed to Cordis. On May 15, 2008, the District Court stayed the lawsuit filed by Wyeth and Cordis pending the result of a then pending arbitration between Cordis and Medtronic which include the three Morris patents. In October 2008, the parties reached an agreement to settle the arbitration, in which Medtronic received a license to certain Cordis patents, and, on October 27, 2008, in accordance with the agreement, the District Court lifted the stay, allowing the litigation regarding the Morris patents to proceed. The Company believes it is indemnified for the claims made by Wyeth and Cordis. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

Litigation with Johnson & Johnson and Cordis Corporation

On February 20, 2006, an arbitration panel issued a final, non-appealable award concluding that Medtronic Vascular’s S670, S660, S540, S7 and Driver stents, which were formerly the subject of a patent infringement dispute between J&J and Cordis and Medtronic Vascular, are licensed under a 1997 agreement between the two companies and subject to a covenant not to sue contained within a 1998 amendment to the 1997 agreement. Cordis since initiated six arbitration proceedings against Medtronic Vascular alleging that certain of the products infringe certain patents of J&J and Cordis, and is seeking royalties for such infringement, if any. The first arbitration proceeding, currently scheduled for March 30, 2009, will determine whether multiple Medtronic stent products are infringing a single Cordis patent. Each of the remaining five arbitrations, however, as required under the 1997 agreement, will only address whether a single Medtronic stent product infringes another group of Cordis patents. The first of the remaining five arbitrations is scheduled to be heard in June 2009, but dates have not been set for hearings for the remaining arbitrations. The Company has not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

Litigation with Abbott Cardiovascular Systems Inc.

On December 24, 1997, Abbott Cardiovascular Systems Inc. (ACS), a subsidiary of Abbott Laboratories, sued Medtronic Vascular in U.S. District Court for the Northern District of California alleging that certain models of Medtronic Vascular’s bare metal stents infringe the Lau stent patents held by ACS, and seeking injunctive relief and monetary damages. Medtronic Vascular denies infringement. In February 2005, following trial in Delaware federal district court, a jury determined that the ACS Lau stent patents were valid and that Medtronic’s Driver, GFX, MicroStent, S540, S660, S670, Bestent2 and S7 stents (the bare metal stents) infringe those patents. Medtronic Vascular made numerous post-trial motions challenging the jury’s verdict of infringement and validity. In August 2005, the Court issued an order continuing a stay of any further proceedings on the questions of damages or willful infringement.

On March 30, 2007, the District Court denied Medtronic’s post-trial motions, and on April 24, 2007, the District Court ruled that the patents were enforceable. In May 2007, the District Court entered judgment in favor of ACS and against Medtronic Vascular on the issues of validity, infringement and enforceability of the Lau patents. On May 18, 2007, the District Court confirmed that a trial on issues of damages or willful infringement would be deferred pending the U.S. Court of Appeals for the Federal Circuit review of the liability issues concerning alleged infringement, invalidity and inequitable conduct.

ACS filed a motion for injunction in the District Court on June 29, 2007 on both the bare metal stents and the Endeavor drug eluting stent, which had never previously been named as an accused product in the lawsuit. On July 6, 2007, Medtronic filed its motion to stay ACS’s June 29, 2007 motion for a permanent injunction pending arbitration under a 2002 agreement with Abbott providing Medtronic with a license that Medtronic asserted precluded the ACS injunction motion.

On August 6, 2007, the Delaware District Court granted Medtronic’s July 6, 2007 motion to stay, in part, permitting arbitration to proceed on Medtronic’s assertion that it has a license to practice the U.S. Lau patents in its Endeavor stent. On February 26, 2008, an arbitrator concluded that the Company was not licensed to practice the U.S. Lau patents in its Endeavor stent and ACS filed a sealed motion with the District Court seeking to lift the July 6, 2007 stay of proceedings on ACS’s motion for an injunction as to Endeavor. On September 29, 2008, the Delaware District Court granted ACS’s motion to lift the stay of proceedings with regard to Endeavor and then denied ACS’s motion for a permanent injunction with respect to both Driver and Endeavor. On October 2, 2008, Medtronic filed its Notice of Appeal to the United States Court of Appeals for the Federal Circuit with respect to the May 2007 judgment in favor of ACS, and all other adverse rulings to Medtronic. On October 15, 2008, ACS appealed from the District Court’s September 29, 2008 order denying ACS’s request for a permanent injunction.

On June 18, 2008, Abbott initiated legal proceedings in the Netherlands against Medtronic BV, Medtronic Trading NL BV and BV Medtronic FSC asserting that certain of Medtronic’s Driver, Endeavor and Endeavor Resolute large vessel diameter stents infringe an Abbott European Lau patent issued on June 18, 2008. A hearing took place on August 7, 2008 in the Netherlands district court in The Hague to consider Abbott’s request for a preliminary injunction against infringement in the Netherlands. On August 28, 2008, the court granted Abbott a preliminary injunction against Medtronic prohibiting Medtronic from making, selling and distributing certain large vessel diameter Medtronic stents in the Netherlands. The affected stents are Medtronic’s large vessel stents, 4.0mm and larger and one stent sized 3.5mm by 9mm. The injunction does not apply outside of the Netherlands, and Medtronic has alternative means in place for distribution of the affected stents outside of the Netherlands while the preliminary injunction remains in effect. Medtronic has appealed the preliminary decision and will also challenge this preliminary ruling at a full trial on the merits of Abbott’s claims currently scheduled for February 6, 2009. The European Lau patent remains subject to challenges to the patent’s validity in opposition proceedings in the European patent office as well as in the proceedings in court in the Netherlands. Abbott has filed similar lawsuits against Medtronic’s large vessel bare metal stents in France, Germany and Japan. In the German proceeding, a trial date is set for August 2009. Hearing dates are not yet scheduled in France and Japan.

In response to Medtronic’s Request for Reexamination for each of the four Lau patents, in December 2006, the USPTO issued an initial “office action” finding that the claims which Medtronic products were previously found to have infringed were not patentable. The USPTO granted a second petition to reexamine each of the four Lau patents in 2007. On June 30, 2008, the USPTO determined for a second time that all of the claims of the earliest Lau patent (US 5,514,154) that Medtronic was found to infringe were invalid. After granting a third petition to reexamine two of the other four Lau patents (US 6,066,167 and 6,066,168) in 2008, on September 30, 2008, the USPTO again determined that all claims of those two Lau patents that Medtronic was found to have infringed were invalid. Finally, with respect to the fourth and latest issued Lau patent (US 6,432,133), on March 3, 2008, the USPTO again determined that all claims of this Lau patent that Medtronic was found to infringe were invalid with the exception of a single claim. This latest issued Lau patent is involved in a reexamination proceeding, which allows Medtronic to participate in the USPTO proceedings. Responses to the USPTO’s rejection of the claims of this patent were filed by both parties in October 2008. The patent holder will have an opportunity to challenge the USPTO’s determinations in further proceedings in the reexaminations. Until these reexaminations are concluded, their potential impact upon the claims relating to the Lau patents in the above proceeding remains unknown.

The Company has not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

Litigation with DePuy Spine

On January 26, 2001, DePuy Spine (formerly DePuy/AcroMed), a subsidiary of J&J, and Biedermann Motech GmbH (collectively, DePuy) filed suit in U.S. District Court for the District of Massachusetts alleging that Medtronic’s subsidiary, Medtronic Sofamor Danek USA, Inc. (MSD), was infringing a patent relating to a design for a thoracolumbar multi-axial screw (MAS). DePuy subsequently supplemented its allegations to claim that MSD’s M10, M8 and Vertex screws infringe the patent. On April 17, 2003 and February 26, 2004, the District Court ruled on summary judgment that the M10, M8 and Vertex screws do not infringe. On October 1, 2004, a jury found that MAS screws, which MSD no longer sells in the U.S., infringe under the doctrine of equivalents. The jury awarded damages of $21 and on February 9, 2005, the Court entered judgment against MSD, including prejudgment interest, in the aggregate amount of $24. In the third quarter of fiscal year 2005, the Company recorded an expense equal to the $24 judgment in the matter. DePuy appealed the Court’s decisions that the M10, M8 and Vertex screws do not infringe, and MSD appealed the jury’s verdict that the MAS screws infringe valid claims of the patent. On November 20, 2006, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the District Court that the M10 and M8 screws do not infringe, affirmed the jury’s verdict and damage award on the MAS screws, affirmed the decision that the Vertex screws do not literally infringe, but remanded the case, ruling that there is a triable issue of fact as to whether the Vertex screws infringe under the doctrine of equivalents. On remand, DePuy further supplemented its allegations to claim that an additional product, the Vertex Max screws, also infringe. On March 20, 2007, the District Court declined to stay execution of the judgment relating to the MAS product. On March 30, 2007, the judgment plus accrued interest was paid under protest. On May 30, 2007, the USPTO ordered reexamination of the patent and on March 5, 2008, confirmed the patentability of the claims in the patent. On September 27, 2007, a jury found that the Vertex and Vertex Max screws infringe under the doctrine of equivalents and awarded $226 in damages to DePuy, and the District Court entered judgment against Medtronic on December 12, 2007. Thereafter, the District Court ruled on all post-trial motions, increasing the award to DePuy to an estimated amount of $272. The District Court also granted a permanent injunction against Medtronic that prohibits Medtronic from making, using and selling Vertex and Vertex Max polyaxial screws in the U.S.; however, Medtronic’s recently-introduced Vertex Select multi-axial screw is not affected by the injunction. Medtronic has appealed to the U. S. Court of Appeals for the Federal Circuit. DePuy has cross-appealed. Oral arguments have been set for January 5, 2009. The Company believes that an unfavorable outcome in this matter is not probable. Accordingly, the Company has not recorded any additional expense related to damages in this matter because any potential loss is not currently probable under SFAS No. 5.

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

Litigation with Fastenetix LLC

In May 2006, Fastenetix LLC (Fastenetix), a patent holding company, sued MSD in the U. S. District Court for the District of New Jersey, alleging breach of a royalty agreement, or, in the alternative, infringement of certain reissue patents held by Fastenetix. The products within the scope of the litigation consisted of Medtronic multiaxial pedicle screws, including the M8, M10, and multiaxial versions of Legacy, CD Horizon, Sextant, SILO Spinal System and Basis Thoracolumbar system. On September, 24, 2008, the parties reached a settlement resolving this matter. The District Court case was dismissed with prejudice on September 30, 2008. In accordance with SFAS No. 5, Medtronic recorded a $37 charge in the second quarter of fiscal year 2009 relating to the settlement of this matter.

Marquis/Maximo/InSync Matters

On February 10, 2005, Medtronic voluntarily began to advise physicians about the possibility that a specific battery shorting mechanism might manifest itself in a subset of ICDs and cardiac resynchronization therapy-defibrillators (CRT-Ds). These included certain Marquis VR/DR and Maximo VR/DR ICDs and certain InSync I/II/III CRT-D devices. Subsequent to this voluntary field action, a number of lawsuits were filed against the Company alleging a variety of claims, including individuals asserting claims of personal injury and third party payors alleging entitlement to reimbursement. Many of these lawsuits were settled, and in the third quarter of fiscal year 2008, the Company recorded an expense of $123 relating to the settlement in accordance with SFAS No. 5 as the potential loss was both probable and reasonably estimable. Currently, there remain a limited number of immaterial, individual lawsuits and one third party payor putative class action relating to the same subject matter. In addition, class action product liability suits pending in Canada are consolidated in the Ontario Superior Court of Justice. That court certified a class proceeding on December 6, 2007 and denied Medtronic’s leave to appeal certification on May 15, 2008. The class was certified to include individual implant recipients and their family members. In addition, the subrogated claims of the provincial health insurers to recover costs incurred in providing medical services to the implant class are claimed in the class proceeding. The case is at an early procedural stage during which notice of the certification will be sent to class members and the parties will engage in discovery. Discovery is expected to be completed during 2009. The Company has not recorded an expense related to damages for the remaining suits because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

Sprint Fidelis Matters

On October 15, 2007, the Company voluntarily suspended worldwide distribution of its Sprint Fidelis (Fidelis) family of defibrillation leads. This decision was based on a variety of factors that, when viewed together, indicated that suspending distribution was the appropriate action. At the time, Fidelis lead viability was trending lower than other Company defibrillation leads, but had not then become statistically significant. The leads are used to deliver therapy in patients with ICDs, but are generally not used in pacemaker patients. The U.S. Food and Drug Administration (FDA) subsequently classified the Company’s action as a Class I recall. As of November 26, 2008, approximately 930 lawsuits regarding the Fidelis leads have been filed against the Company, including approximately 36 putative class action suits reflecting a total of approximately 1,450 individual personal injury cases. In general, the suits allege claims of product liability, warranty, negligence, unjust enrichment, emotional distress and consumer protection violations. One lawsuit includes a claim by an individual purporting to act as a surrogate for the Center for Medicare and Medicaid Services, and one lawsuit has been brought by a third party payor as a putative class action suit. In addition, one putative class action has been filed in the Ontario Superior Court of Justice in Canada. Approximately 255 of the lawsuits have been filed in state court, generally alleging similar causes of action. Of those state court actions, approximately 235 are consolidated before a single judge in Hennepin County District Court in the state of Minnesota. The federal court cases have been consolidated for pretrial proceedings before a single federal judge in the U.S. District Court for the District of Minnesota pursuant to the MDL rules. The MDL court has entered an Order staying all discovery pending the outcome of a December 17, 2008 hearing on Medtronic’s motion to dismiss the complaints. The Company has not recorded an expense related to damages in connection with the matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

On November 8, 2007, a putative class action complaint was filed against the Company and certain of its officers in the U.S. District Court for the District of Minnesota, alleging violations of Section 10b-5 of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaint is brought on behalf of persons or entities who purchased securities of Medtronic during the period of June 25, 2007 through October 15, 2007. The complaint alleges that “materially false and misleading” representations were made as to the market acceptance and use of the Fidelis defibrillator leads to artificially inflate Medtronic’s stock price. Pursuant to court order, the caption of the case was changed to Medtronic, Inc., Securities Litigation, and a consolidated putative class action complaint was filed on April 18, 2008. The Company has filed a motion to dismiss the consolidated class action complaint with prejudice, and a hearing date is scheduled for January 27, 2009. On November 29 and December 14, 2007 respectively, Feivel Gottlieb and Alan Weinberg filed shareholder derivative actions in Hennepin County District Court in the state of Minnesota against both the Company and certain of its officers and directors, alleging breach of fiduciary duty, waste of corporate assets and other claims arising from the same subject matter as the consolidated class action complaint. On July 28, 2008, the state court stayed these actions pending final resolution of the related consolidated class action complaint. In addition, on August 11, 2008, a complaint was filed against the Company and certain directors, officers, and other company personnel in the U.S. District Court for the District of Minnesota, alleging violations of the Employee Retirement Income Security Act arising from the same subject matter as the consolidated class complaint. The complaint was filed on behalf of a putative class of participants in and beneficiaries of the Medtronic Inc. Saving and Investment Plan whose individual accounts hold shares of company stock at any time from February 15, 2007 to November 19, 2007.

Similarly, on January 9, 2008, Iris Markewich filed a shareholder derivative action against both the Company and certain of its officers, directors, and employees (the defendants) in the U.S. District Court for the District of Minnesota, alleging breach of fiduciary duty, waste of corporate assets and other claims arising from the same subject matter as the consolidated class action complaint. After the defendants moved to dismiss the complaint, the plaintiffs amended their complaint to add allegations relating to alleged off-label promotion of INFUSE Bone Graft. The defendants have filed a motion to dismiss, which has been set for hearing on January 27, 2009.

The Company has not recorded an expense related to damages in connection with these Fidelis-related shareholder matters because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

Other Matters

Medtronic is a licensee to the RE 38,119 patent (‘119 Patent) and RE 38,897 patent (‘897 Patent) owned by Mirowski Family Ventures, LLC (Mirowski) relating to the treatment of hemodynamic dysfunction. Medtronic and Mirowski dispute the application of the ‘119 and ‘897 Patents to certain Medtronic cardiac resynchronization products. The parties entered into a tolling agreement deferring and conditioning any litigation of the dispute upon conditions precedent. The tolling agreement expired on October 1, 2007. In subsequent notices, Mirowski identified certain claims of the two patents that Mirowski asserts Medtronic is using. On December 17, 2007, Medtronic filed an action in U.S. District Court in Delaware seeking a declaration that none of its products infringe any valid claims of either the ‘119 or ‘897 Patents. If certain conditions are fulfilled, the ‘119 and/or ‘897 Patents are determined to be valid and the Medtronic products are found to infringe the ‘119 and/or ‘897 Patents, Medtronic will be obligated to pay royalties to Mirowski based upon sales of certain CRT-D products. As of October 24, 2008, the amount of disputed royalties and interest related to CRT-D products is $95. This amount has not been accrued because the outcome is not currently probable under SFAS No. 5.

In addition, Medtronic is a licensee to the 4,407,288 Patent (‘288 Patent) owned by Mirowski relating to ICDs. Until November 2001, Medtronic accrued and paid royalties under the license based on a percentage of ICD sales. Medtronic and Mirowski dispute the application of the ‘288 Patent to certain Medtronic ICD products. In November 2001, Medtronic ceased paying royalties and entered into an agreement with Mirowski to pay putative royalties into an interest-bearing escrow account through the expiration of the ‘288 Patent in December of 2003. As of October 24, 2008, the current balance in the interest-bearing escrow account is $82. The parties also entered into a tolling agreement deferring and conditioning any litigation of the obligation to pay royalties upon certain conditions precedent. If these conditions are fulfilled and the patent determined to be invalid or Medtronic’s products found not to infringe, the escrowed funds will be released to Medtronic.

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

Note 19 – Segment and Geographic Information

Segment information:

During fiscal year 2008, the Company revised its operating segment reporting to separate the Navigation business from Spinal. For most of fiscal year 2008, Navigation was reported as part of a stand alone segment named Corporate Technologies and New Ventures. In the fourth quarter of fiscal year 2008, the decision was made to include the Navigation business as a component of the Ear, Nose and Throat (ENT) segment, which was renamed Surgical Technologies to reflect the expanding scope and focus of this business. As a result, the Company now functions in seven operating segments, consisting of CRDM, Spinal, CardioVascular, Neuromodulation, Diabetes, Surgical Technologies, and Physio-Control. The applicable information for the three and six months ended October 26, 2007 has been reclassified to conform to the current presentation of seven operating segments.

Each of the Company’s operating segments have similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments, and shared infrastructures. Net sales by operating segment are as follows:

	Three months ended		Six months ended

	October 24, 2008	October 26, 2007	October 24, 2008	October 26, 2007

Cardiac Rhythm Disease Management	$1,242	$1,148	$2,546	$2,383
Spinal	829	660	1,687	1,304
CardioVascular	596	490	1,227	976
Neuromodulation	343	321	691	610
Diabetes	272	246	541	486
Surgical Technologies	213	185	415	358
Physio-Control	75	74	169	133

Total Net Sales	$3,570	$3,124	$7,276	$6,250

On December 4, 2006, the Company announced its intention to pursue a spin-off of Physio-Control into an independent, publicly traded company. Physio-Control is the Company’s wholly-owned subsidiary that offers external defibrillators, emergency response systems, data management solutions and support services used by hospitals and emergency response personnel. However, shortly thereafter, on January 15, 2007, the Company announced a voluntary suspension of U.S. shipments of Physio-Control products manufactured at its facility in Redmond, Washington in order to address quality system issues. In the months following the suspension of U.S. shipments, the Company worked diligently with the FDA to address the quality system issues and resumed limited shipments to critical customers. As a result of the work performed, on April 28, 2008, the Company announced that it had reached an agreement on a consent decree with the FDA regarding quality system improvements for its external defibrillator products. The agreement was filed on April 25, 2008 in the U.S. District Court for the Western District of Washington and was approved by the court on May 9, 2008. The agreement addresses issues raised by the FDA during inspections regarding Physio-Control’s quality system processes and outlines the actions Physio-Control must take in order to resume unrestricted distribution of its external defibrillators. In fiscal year 2008, Physio-Control had resumed limited shipments to critical need customers in the U.S. Following the resolution of the quality system issues, the Company intends to pursue the spin-off of Physio-Control. Physio-Control’s loss before interest and income taxes for the three and six months ended October 24, 2008 is $(12) and $(17), respectively and for the three and six months ended October 26, 2007 is $(9) and $(30), respectively.

Geographic information

Net sales to external customers by geography are as follows:

	Three months ended		Six months ended

	October 24, 2008	October 26, 2007	October 24, 2008	October 26, 2007

United States	$2,196	$1,958	$4,445	$3,906
Europe	868	718	1,817	1,457
Asia Pacific	382	339	768	679
Other Foreign	124	109	246	208

Total Net Sales	$3,570	$3,124	$7,276	$6,250

Note 20 – Subsequent Event

On November 12, 2008, the Company acquired CryoCath Technologies Inc. (CryoCath). Under the terms of the agreement announced on September 25, 2008, CryoCath shareholders received $8.75 Canadian dollars per share in cash for each share of CryoCath common stock that they owned. Total consideration for the transaction was approximately $355 U.S. dollars including the purchase of outstanding CryoCath common stock, the assumption and settlement of existing CryoCath debt and payment of direct acquisition costs.

CryoCath develops cryotherapy products to treat cardiac arrhythmias. CryoCath’s Arctic Front product is a minimally invasive cryo-balloon catheter designed specifically to treat atrial fibrillation and is currently approved in certain markets outside the U.S.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Understanding Our Financial Information

The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic, Inc. (Medtronic or the Company). For a full understanding of financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 25, 2008. In addition, you should read this discussion along with our condensed consolidated financial statements and related Notes thereto as of October 24, 2008.

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

Executive Level Overview

We are the global leader in medical technology - alleviating pain, restoring health and extending life for millions of people around the world. During fiscal year 2008, we revised our operating segment reporting to separate the Navigation business from Spinal. For most of fiscal year 2008, Navigation was reported as part of a stand-alone segment named Corporate Technologies and New Ventures. In the fourth quarter of fiscal year 2008, the decision was made to include the Navigation business as a component of the Ear, Nose and Throat (ENT) segment, which was renamed Surgical Technologies to reflect the expanding scope and focus of this business. As a result, the Company now functions in seven operating segments, consisting of Cardiac Rhythm Disease Management (CRDM), Spinal, CardioVascular, Neuromodulation, Diabetes, Surgical Technologies, and Physio-Control. The applicable information for the three and six months ended October 26, 2007 has been reclassified to conform to the current presentation of seven operating segments.

Through these seven operating segments, we develop, manufacture, and market our medical devices in more than 120 countries worldwide. Our primary products include those for cardiac rhythm disorders, cardiovascular disease, neurological disorders, spinal conditions and musculoskeletal trauma, urological and digestive disorders, diabetes, and ear, nose, and throat conditions.

Net earnings for the second quarter of fiscal year 2009 were $571 million, or $0.51 per diluted share, as compared to net earnings of $666 million, or $0.58 per diluted share for the same period in the prior fiscal year, representing a decrease of 14 percent and 12 percent, respectively. Net earnings for the three months ended October 24, 2008 include after-tax certain litigation and IPR&D charges that decreased net earnings by $187 million. There were no such items in the three months ended October 26, 2007. See further discussion of these charges in the “Restructuring, Certain Litigation, and IPR&D Charges” section of this management’s discussion and analysis. The decrease in net earnings for the three months ended October 24, 2008 was driven primarily by the impact of these certain litigation and IPR&D charges in the quarter.

Net earnings for the six months ended October 24, 2008 were $1.318 billion, or $1.17 per diluted share, as compared to net earnings of $1.341 billion, or $1.17 per diluted share for the same period in the prior fiscal year, representing a decrease of 2 percent and zero percent, respectively. Net earnings for the six months ended October 24, 2008 included after-tax restructuring, certain litigation and IPR&D charges that decreased net earnings by $253 million. Net earnings for the six months ended October 26, 2007 included after-tax restructuring and IPR&D charges that decreased net earnings by $36 million. See further discussion of these charges in the “Restructuring, Certain Litigation, and IPR&D Charges” section of this management’s discussion and analysis. The decrease in net earnings for the six months ended October 24, 2008 was driven primarily by the impact of these restructuring, certain litigation and IPR&D charges.

The table below illustrates net sales by operating segment for the three and six months ended October 24, 2008 and October 26, 2007:

	Three months ended			Six months ended

(dollars in millions)	October 24, 2008	October 26, 2007	% Change	October 24, 2008	October 26, 2007	% Change

Cardiac Rhythm Disease Management	$1,242	$1,148	8%	$2,546	$2,383	7%
Spinal	829	660	26	1,687	1,304	29
CardioVascular	596	490	22	1,227	976	26
Neuromodulation	343	321	7	691	610	13
Diabetes	272	246	11	541	486	11
Surgical Technologies	213	185	15	415	358	16
Physio-Control	75	74	1	169	133	27

Total Net Sales	$3,570	$3,124	14%	$7,276	$6,250	16%

Net sales for the three and six months ended October 24, 2008 were $3.570 billion and $7.276 billion, an increase of 14 percent and 16 percent, respectively, from the same periods in the prior fiscal year. Foreign currency translation had a favorable impact of $65 million and $221 million on net sales for the three and six months ended October 24, 2008, respectively, when compared to the same periods in the prior fiscal year. The net sales increase in the current fiscal year was driven by the addition of Kyphon to our Spinal business, the United States (U.S.) launch of the Endeavor drug eluting stent (Endeavor) in our CardioVascular business, and strong sales growth in the Diabetes and Surgical Technologies businesses. Growth outside the U.S. was especially strong, where six of our seven operating segments had strong double digit growth rates. See our discussion in the “Net Sales” section of this management’s discussion and analysis for more information on the results of our significant operating segments.

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

Other Matters

On December 4, 2006, we announced our intention to pursue a spin-off of Physio-Control into an independent, publicly traded company. Physio-Control is our wholly-owned subsidiary that offers external defibrillators, emergency response systems, data management solutions, and support services used by hospitals and emergency response personnel. However, shortly thereafter, in January 2007, we announced a voluntary suspension of U.S. shipments of Physio-Control products manufactured at our facility in Redmond, Washington in order to address quality system issues. In the months following the suspension of U.S. shipments, we worked diligently with the U.S. Food and Drug Administration (FDA) to address the quality system issues and resumed limited shipments to critical need customers. As a result of the work performed to date, on April 28, 2008, we announced that we had reached an agreement on a consent decree with the FDA regarding quality system improvements for our external defibrillator products. The agreement was filed on April 25, 2008 in the U.S. District Court for the Western District of Washington and was approved by the court on May 9, 2008. The agreement addresses issues raised by the FDA during inspections regarding Physio-Control’s quality system processes and outlines the actions Physio-Control must take in order to resume unrestricted distribution of our external defibrillators. We are continuing to work diligently on implementing the required actions necessary to resolve the quality issues addressed by the FDA. Following the resolution of the quality system issues, we intend to pursue the spin-off of Physio-Control.

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

The preparation of the condensed consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying Notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, property, plant and equipment, asset impairment, legal proceedings, IPR&D, warranty obligations, product liability, self-insurance, pension and post-retirement obligations, sales returns and discounts, stock-based compensation, valuation of equity and debt securities and income tax reserves are updated as appropriate, which in most cases is quarterly. We base our estimates on historical experience, actuarial valuations or various assumptions that are believed to be reasonable under the circumstances.

Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the accounting estimates are made, and (2) material changes in the estimates are reasonably likely to occur from period to period. Our critical accounting estimates include the following:

Legal Proceedings

We are involved in a number of legal actions involving both product liability and intellectual property disputes. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, that could require significant expenditures or result in lost revenues. In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” (SFAS No. 5) we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is possible, but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the condensed consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. Our significant legal proceedings are discussed in Note 18 to the condensed consolidated financial statements. While it is not possible to predict the outcome for most of the matters discussed in Note 18 to the condensed consolidated financial statements, we believe it is possible that costs associated with them could have a material adverse impact on our consolidated earnings, financial position or cash flows on any one interim or annual period. With the exception of Cordis, Fastenetix, and some of the Marquis matters, negative outcomes for the balance of the litigation matters discussed in Note 18 to the condensed consolidated financial statements are not considered probable or cannot be reasonably estimated.

Tax Strategies

Our effective tax rate is based on income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may or may not prevail. These reserves are established and adjusted in accordance with the principles of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). Under FIN 48, if we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50 percent likely of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. We regularly monitor our tax positions and FIN 48 tax liabilities. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit, or derecognize a previously recorded tax benefit, when (i) there is a completion of a tax audit, (ii) there is a change in applicable tax law including a tax case or legislative guidance, or (iii) there is an expiration of the statute of limitations. Significant judgment is required in accounting for tax reserves. Although we believe that we have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on our effective tax rate in future periods.

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

The Company’s overall tax rate including the tax impact of restructuring, certain litigation, and IPR&D charges has resulted in an effective tax rate of 13.66 percent and 18.34 percent, respectively, for the three and six months ended October 24, 2008. Excluding the impact of the restructuring, certain litigation, and IPR&D charges in the three and six months ended October 24, 2008, our operational and tax strategies have resulted in a non-GAAP nominal tax rate of 19.78 percent and 21.21 percent, respectively, versus the U.S. Federal statutory rate of 35.0 percent. An increase in our nominal tax rate of 1 percent would result in an additional income tax provision for the three and six months ended October 24, 2008 of approximately $9 million and $20 million, respectively. See discussion of the tax rate and the tax adjustments in the “Income Taxes” section of this management’s discussion and analysis.

Valuation of IPR&D, Goodwill, and Other Intangible Assets

When we acquire a company, the purchase price is allocated, as applicable, between IPR&D, other identifiable intangible assets, net tangible assets, and goodwill as required by U.S. GAAP. IPR&D is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D and other intangible assets requires us to make significant estimates. The amount of the purchase price allocated to IPR&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For IPR&D, these valuation methodologies include consideration of the risk of the project not achieving commercial feasibility.

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest that the carrying amount may be impaired.

The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our condensed consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows. Goodwill was $7.515 billion and $7.519 billion as of October 24, 2008 and April 25, 2008, respectively.

Other intangible assets consist primarily of purchased technology, patents, and trademarks which are amortized using the straight-line or accelerated basis, as appropriate, over their estimated useful lives, ranging from 3 to 20 years. As of October 24, 2008, all of our intangible assets have definite lives and are amortized on a straight-line basis. We review these intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. Other intangible assets, net of accumulated amortization, were $2.198 billion and $2.193 billion as of October 24, 2008 and April 25, 2008, respectively.

New Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Acquisitions

Three and six months ended October 24, 2008

On July 16, 2008, we acquired Restore Medical, Inc. (Restore). Restore’s Pillar Palatal Implant System (Pillar System) will be integrated into the Surgical Technologies operating segment. The Pillar System will provide us with a minimally invasive, implantable medical device used to treat the soft palate component of sleep breathing disorders, including mild to moderate obstructive sleep apnea and snoring. Restore shareholders received $1.60 per share in cash for each share of Restore common stock they owned. Total consideration for the transaction was approximately $30 million excluding cash acquired. The pro forma impact of Restore was not significant to our results for the three and six months ended October 24, 2008 and October 26, 2007.

Three and six months ended October 26, 2007

On June 25, 2007, we acquired substantially all of the O-arm Imaging System (O-arm) assets of Breakaway Imaging, LLC (Breakaway), a privately held company based in Littleton, Massachusetts. Prior to the acquisition, we had the exclusive rights to distribute and market the O-arm. The O-arm provides multi-dimensional surgical imaging for use in spinal and orthopedic surgical procedures. The acquisition is expected to bring the O-arm into a broad portfolio of image guided surgical solutions. Total consideration for Breakaway was approximately $26 million in cash, subject to purchase price increases, which would be triggered by the achievement of certain milestones. The pro forma impact of Breakaway was not significant to our results for the three and six months ended October 26, 2007.

In addition to the acquisitions above, we periodically acquire certain tangible or intangible assets from enterprises that do not otherwise qualify for accounting as a business combination. These transactions are largely reflected in the condensed consolidated statements of cash flows as a component of investing activities under purchase of intellectual property.

Subsequent Acquisition

On November 12, 2008, we acquired CryoCath Technologies Inc. (CryoCath). Under the terms of the agreement announced on September 25, 2008, CryoCath shareholders received $8.75 Canadian dollars per share in cash for each share of CryoCath common stock that they owned. Total consideration for the transaction was approximately $355 million U.S. dollars including the purchase of outstanding CryoCath common stock, the assumption and settlement of existing CryoCath debt and the payment of direct acquisition costs. CyroCath develops cryotherapy products to treat cardiac arrhythmias. CryoCath’s Arctic Front product is a minimally invasive cryo-balloon catheter designed specifically to treat atrial fibrillation and is currently approved in certain markets outside the U.S.

Net Sales

The table below illustrates net sales by operating segment for the three and six months ended October 24, 2008 and October 26, 2007:

	Three months ended			Six months ended

(dollars in millions)	October 24, 2008	October 26, 2007	% Change	October 24, 2008	October 26, 2007	% Change

Pacing Systems	$506	$495	2%	$1,033	$990	4%
Defibrillation Systems	724	639	13	1,488	1,365	9
Other	12	14	(14)	25	28	(11)

CARDIAC RHYTHM DISEASE MANAGEMENT	1,242	1,148	8	2,546	2,383	7
Core Spine	485	462	5	961	916	5
Biologics	198	198	—	419	388	8
Kyphon	146	—	N/A	307	—	N/A

SPINAL	829	660	26	1,687	1,304	29
Coronary Stents	208	149	40	445	302	47
Other Coronary/Peripheral	107	96	11	220	191	15
Endovascular	95	70	36	182	138	32
Revascularization and Surgical Therapies	112	105	7	229	207	11
Structural Heart Disease	74	70	6	151	138	9

CARDIOVASCULAR	596	490	22	1,227	976	26
Neuro Implantables	271	264	3	555	500	11
Gastroenterology & Urology	72	57	26	136	110	24

NEUROMODULATION	343	321	7	691	610	13
DIABETES	272	246	11	541	486	11
Core ENT	86	75	15	172	150	15
Neurologic Technologies	80	74	8	160	143	12
Navigation	47	36	31	83	65	28

SURGICAL TECHNOLOGIES	213	185	15	415	358	16
PHYSIO-CONTROL	75	74	1	169	133	27

TOTAL	$3,570	$3,124	14%	$7,276	$6,250	16%

Net sales for the three and six months ended October 24, 2008 were favorably impacted by foreign currency translation of $65 million and $221 million, respectively, when compared to the same periods of the prior fiscal year. The primary exchange rate movements that impacted our consolidated net sales growth were the U.S. dollar as compared to the Euro and the Japanese Yen. The impact of foreign currency fluctuations on net sales was not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities. See the “Market Risk” section of this management’s discussion and analysis and Note 8 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 25, 2008 for further details on foreign currency instruments and our related risk management strategies.

Forward-looking statements are subject to risk factors (see “Cautionary Factors That May Affect Future Results” set forth in our Annual Report on Form 10-K for the year ended April 25, 2008).

Cardiac Rhythm Disease Management

CRDM products consist primarily of pacemakers, implantable defibrillators, leads, ablation products, electrophysiology catheters, and information systems for the management of patients with our devices. CRDM net sales for the three and six months ended October 24, 2008 were $1.242 billion and $2.546 billion, an increase of 8 percent and 7 percent, respectively, when compared to the same periods of the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three and six months ended October 24, 2008 of approximately $32 million and $98 million, respectively, when compared to the same periods of the prior fiscal year.

Worldwide net sales of Defibrillation Systems, our largest product line, for the three and six months ended October 24, 2008 were $724 million and $1.488 billion, an increase of 13 percent and 9 percent, respectively, when compared to the same periods of the prior fiscal year. However, net sales for the three and six months ended October 26, 2007 were negatively impacted by our voluntary suspension of worldwide distribution of Fidelis leads in the second quarter of fiscal year 2008, including the reversal of $35 million in revenue from the return of customer inventory. Net sales growth for the three and six months ended October 24, 2008 was primarily a result of acceptance of Secura implantable cardioverter defibrillators (ICDs) and Consulta cardiac resynchronization therapy-defibrillators (CRT-Ds), both of which are included within our new Vision 3D portfolio, and the benefit of foreign currency translation. Both the Secura ICDs and Consulta CRT-Ds feature Conexus wireless technology which allows for remote transfer of patient data and enables easier communication between the implanted device and programmer at the time of implant, during follow-up in a clinician’s office, or remotely using a patient home monitor. Net sales growth for the six months ended October 24, 2008 also benefited from strong net sales outside the U.S. of the Virtuoso ICD and Concerto CRT-D, both of which also feature Conexus wireless technology.

Pacing Systems net sales for the three and six months ended October 24, 2008 were $506 million and $1.033 billion, an increase of 2 percent and 4 percent, respectively, when compared to the same periods of the prior fiscal year. The increase in both the three and six months ended October 24, 2008 was due to sales growth outside the U.S. and the benefit of foreign currency translation. Sales outside the U.S. were led by the acceptance of the Adapta family of pacemakers, including the Adapta, Versa, and Sensia models. The Adapta family of pacemakers incorporates an array of automatic features to help physicians improve pacing therapy and streamline the patient follow-up process, potentially minimizing the amount of time spent in a physician’s office. Adapta offers Managed Ventricular Pacing, or MVP, which is an atrial based pacing mode that significantly reduces unnecessary pacing in the right ventricle while providing the safety of a dual chamber backup if necessary. Clinical studies have suggested that reducing this unnecessary pacing in the right ventricle may decrease the risk of developing heart failure and atrial fibrillation, a potentially life-threatening irregular heartbeat.

Looking ahead, we expect our CRDM operating segment should be impacted by the following:

•

The further launch and acceptance of our new Vision 3D portfolio, which represents a common technology platform comprised of a full line of ICDs, CRT-Ds, pacemakers and cardiac resynchronization therapy-pacemakers (CRT-Ps) to address the needs of patients with arrhythmias, heart failure and those at risk of sudden cardiac arrest. The Secura ICD and the Consulta CRT-D, the portfolio’s first ICD and CRT-D devices, became commercially available in the U.S. in the second quarter of fiscal year 2009. The Secura ICD and the Consulta CRT-D were commercially available in Western Europe beginning in the first quarter of fiscal year 2009. The devices within the Vision 3D portfolio provide enhanced follow-up and automaticity features and create meaningful manufacturing synergies. We will continue to develop our industry leading product portfolio to meet the medical needs of our patients.

•

The future acceptance of our Sprint Quattro Secure S single coil lead, which was launched in markets outside the U.S. in November 2008. Some physicians prefer a single coil lead, particularly physicians in certain Western European countries. We believe the availability of this product will help us to further recover from the impact of the voluntary suspension of worldwide distribution of the Sprint Fidelis lead in the second quarter of fiscal year 2008. For more information regarding this issue, refer to the “Other Matters” section of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 25, 2008. In addition, in September 2008, we announced that we had received both U.S. Food and Drug Administration (FDA) approval and CE Mark approval for our Lead Integrity Alert software which was designed to provide patients with certain Medtronic defibrillators and defibrillator leads with more advanced notice – via an audible sound – of a potential lead fracture that could result in an unnecessary shock.

•

The recent launch of the EnRhythm MRI SureScan pacing system (EnRhythm MRI) in certain European countries. EnRhythm MRI is the first pacemaker system to be developed and tested specifically for safe use in Magnetic Resonance Imaging (MRI) machines under specified scanning conditions. EnRhythm MRI is designed to address and mitigate interactions between the pacing system and the magnetic resonance environment. On November 17, 2008, we announced that EnRhythm MRI received CE Mark approval and is now currently available in select European countries. We expect to launch EnRhythm MRI in the U.S. in fiscal year 2010.

•

The recent U.S. launch of the Attain StarFix over-the-wire lead which provides physicians with a new solution for achieving successful placement and stability of the left-heart lead in heart failure patients receiving a CRT device. The Attain StarFix became commercially available in the U.S. in the second quarter of fiscal year 2009.

•

The integration of CryoCath into our CRDM business. In November 2008, we announced our acquisition of CryoCath, a medical technology company that develops cryotherapy products to treat cardiac arrythmias. CryoCath’s Arctic Front product is a minimally invasive cryo-balloon catheter designed specifically to treat atrial fibrillation and is currently approved in certain markets outside the U.S.

•

Our ability to grow consistently with the market. Our growth in CRDM has been and will continue to be contingent upon continued market growth and our ability to maintain our market position. The CRDM market is characterized by significant competition, and in the current market, we believe that Medtronic’s growth has been slightly slower than that of the overall market.

Spinal

Spinal products include thoracolumbar, cervical and interbody spinal devices, and bone graft substitutes. Spinal net sales for the three and six months ended October 24, 2008 were $829 million and $1.687 billion, an increase of 26 percent and 29 percent, respectively, over the same periods of the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three and six months ended October 24, 2008 of approximately $7 million and $21 million, respectively, when compared to the same periods of the prior fiscal year. The growth in the three and six months ended October 24, 2008 was driven by the third quarter fiscal year 2008 acquisition of Kyphon, which generated revenue of $146 million and $307 million in the three and six months ended October 24, 2008, respectively. See below and Note 3 to the condensed consolidated financial statements for further discussion about the acquisition of Kyphon.

Core Spinal net sales for the three and six months ended October 24, 2008 were $485 million and $961 million, respectively, both increases of 5 percent over the same periods of the prior fiscal year. Growth in the periods was primarily based on continued acceptance of our products for the thoracolumbar section of the spine. Thoracolumbar net sales growth for the three and six months ended October 24, 2008 was driven by net sales of the CD HORIZON LEGACY family of products (CD HORIZON) outside the U.S. and net sales growth of the Lumbar Dynamic platform of products in the U.S. CD HORIZON is designed to provide procedural solutions for degenerative, deformity, or trauma applications using color coded implants, unique minimally invasive instruments and ergonomic designs. The growth of our Lumbar Dynamic platform of products, which allows some range in motion as compared to our fixed stabilization devices, was driven by demand for our CD HORIZON LEGACY PEEK Rod System in the U.S. Although U.S. net sales in Core Spinal increased over the same periods of the prior fiscal year, the growth was less than the overall U.S. market growth. Our market share in the Core Spinal business continues to experience pressure from the proliferation of smaller, privately held companies competing in this market.

Spinal Biologics net sales for the three and six months ended October 24, 2008 were $198 million and $419 million, respectively. Net sales for the three months ended October 24, 2008 were flat in comparison to the same period of the prior fiscal year, whereas net sales for the six months ended October 24, 2008 increased 8 percent over the same period of the prior fiscal year. For the three months ended October 24, 2008, we believe growth was negatively impacted by physician and payor response to a FDA public health notice regarding use of bone morphogenetic protein (BMP) in cervical procedures and the overall regulatory scrutiny of off-label use in medical devices. The increase in net sales for the six months ended October 24, 2008 was driven from the three months ended July 25, 2008. INFUSE Bone Graft contains a recombinant human bone morphogenetic protein, or rhBMP-2, that induces the body to grow its own bone, eliminating the need for a painful second surgery to harvest bone from elsewhere in the body.

Kyphon net sales for the three and six months ended October 24, 2008 were $146 million and $307 million, respectively, were driven primarily by continued acceptance of balloon kyphoplasty procedures for treating vertebral compression fractures. Balloon kyphoplasty, using Kyphon instruments, is presently used primarily by spine specialists, including orthopedic surgeons and neurosurgeons, interventional radiologists and interventional neuroradiologists, who repair compression fractures of the spine caused by osteoporosis, cancer or benign lesions, or trauma, through minimally invasive spine surgeries.

Looking ahead, we expect our Spinal operating segment should be impacted by the following:

•	Continued acceptance of our products for stabilization of the thoracolumbar and cervical sections of the spine, including the CD HORIZON LEGACY 5.5 and the VERTEX Max Reconstruction System.

•

Continued acceptance of our Lumbar dynamic platform of products including the PEEK Rod System in the U.S. combined with continued acceptance of Kyphon’s X-Stop IPD system and the Aperius PercLID, for the treatment of mild to moderate lumbar spinal stenosis. The X-Stop IPD system is approved worldwide, while the Aperius PercLID is approved in markets outside the U.S. In addition, on October 14, 2008, we announced the U.S. launch of the X-Stop PEEK IPD System, which is a version of the X-Stop IPD System made out of polyetheretherketone polymer or “PEEK”.

•

Continued acceptance of the Kyphon instruments for use in balloon kyphoplasty. In addition, in November 2008, we announced that we have added an innovative bone cement delivery system to our product portfolio with the acquisition of the assets and intellectual property of Pabban Development, Inc. This bone cement delivery system can be used during the balloon kyphoplasty procedure for the treatment of vertebral compression fractures.

•

Continued regulatory scrutiny of off-label use in medical devices. During the three months ended October 24, 2008, the FDA issued a public health notice regarding use of BMP in cervical procedures, which was received negatively by both physicians and payors. As a result, sales of our INFUSE Bone Graft slowed in the quarter. It is uncertain if this trend will continue in subsequent quarters.

CardioVascular

CardioVascular products consist of coronary and peripheral stents and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, tissue ablation systems, and open heart and coronary bypass grafting surgical products. CardioVascular net sales for the three and six months ended October 24, 2008 were $596 million and $1.227 billion, an increase of 22 percent and 26 percent, respectively, over the same periods of the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three and six months ended October 24, 2008 of approximately $16 million and $54 million, respectively, when compared to the same periods of the prior fiscal year.

Coronary Stent and Other Coronary/Peripheral net sales for the three and six months ended October 24, 2008 were $315 million and $665 million, an increase of 29 percent and 35 percent, respectively, as compared to the same periods in the prior fiscal year. The increase in net sales for the three and six months ended October 24, 2008 was primarily the result of the launch of Endeavor in the U.S. which began in the fourth quarter of fiscal year 2008. We had drug-eluting stents commercially available in all global markets except Japan during the six months ended October 24, 2008. Endeavor generated $57 million and $136 million of revenue in the U.S for the three and six months ended October 24, 2008, respectively. Our Endeavor and Endeavor Resolute drug-eluting stents generated worldwide revenue of $151 million and $326 million for the three and six months ended October 24, 2008, respectively. Despite the favorable comparison to the prior year which included no U.S. drug-eluting stent sales, our net sales were down sequentially compared to the first quarter of fiscal year 2009 due to the entrance of two new competitive products into the U.S. market during the quarter.

Endovascular net sales for the three and six months ended October 24, 2008 were $95 million and $182 million, an increase of 36 percent and 32 percent, respectively, as compared to the same periods in the prior fiscal year. Net sales in the U.S. for the three and six months ended October 24, 2008, increased 38 percent and 29 percent, respectively, in comparison to the same periods in the prior fiscal year driven by the recent U.S. launches of the Talent Abdominal and Thoracic Stent Graft Systems in April 2008 and June 2008, respectively. Net sales outside the U.S. for both the three and six months ended October 24, 2008 increased 33 percent, in comparison to the same periods in the prior fiscal year driven by the recent launch outside the U.S. of our next generation Endurant Abdominal Stent Graft System. The Endurant Abdominal Stent Graft System expands the applicability of endovascular aortic repair to more patients with abdominal aortic aneurysms (AAA) by addressing those AAA patients whose aortas are highly angulated or whose aneurysms have short necks.

Revascularization and Surgical Therapies net sales for the three and six months ended October 24, 2008 were $112 million and $229 million, an increase of 7 percent and 11 percent, respectively, as compared to the same periods in the prior fiscal year. This increase was primarily the result of strong growth outside the U.S. associated with the introduction of new cannulae products.

Structural Heart Disease net sales for the three and six months ended October 24, 2008 were $74 million and $151 million, an increase of 6 percent and 9 percent, respectively, as compared to the same periods in the prior fiscal year. This increase was led by net sales growth outside the U.S. which was driven by sales of our tissue valves, including the Mosaic, Mosaic Ultra, and Hancock, and net sales of our atrial fibrillation technologies. Additionally, net sales for the six months ended October 24, 2008 benefited from the return of the Advantage Mechanical Valve to markets outside the U.S. which had been suspended for a portion of the comparable period.

Looking ahead, we expect our CardioVascular operating segment should be impacted by the following:

•

U.S. launch of angioplasty products on the Rapid Exchange delivery system, including Endeavor Sprint, the Driver and MicroDriver bare-metal stents, and the Sprinter balloon catheter systems. Rapid Exchange is a type of delivery system that is used in angioplasty procedures to treat coronary artery disease; it is a short-, single-wire delivery system that can be used by one operator. The federal court in the Northern District of California ordered that the injunction preventing our access to the Rapid Exchange delivery system ended on October 29, 2008. We are optimistic that access to Rapid Exchange and the recent U.S. market launch of the Endeavor Sprint on a rapid exchange delivery system will increase usage of our angioplasty products in the U.S., particularly in light of the recent launch of two new competitive products in that market.

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

•

Continued acceptance of Endeavor Resolute in markets outside the U.S. Endeavor Resolute combines the proven drug and stent components of Endeavor with Biolinx, a proprietary biocompatible polymer specifically engineered for drug-eluting stent use. Biolinx facilitates the slower absorption of Zotarolimus while providing excellent biocompatibility. The design goal of Endeavor Resolute is enhanced safety and efficacy in the most complex lesions and patients.

•

Further acceptance of the Talent AAA Stent Graft System in the U.S. market. The Talent AAA Stent Graft System received FDA approval in April 2008 and was launched in the first quarter of fiscal year 2009. Additionally, we anticipate further growth in the U.S. from the continued roll-out of the Talent Thoracic Stent Graft System, which was initially released in the first quarter of fiscal year 2009.

•

Continued sales growth outside the U.S. with continued acceptance of our next generation Endurant AAA stent graft and Valiant Thoracic Stent Graft System. The Endurant AAA stent graft received CE Mark approval and was commercially launched late in the first quarter of fiscal year 2009.

Neuromodulation

Neuromodulation products consist of therapeutic and diagnostic devices, including implantable neurostimulation systems, implantable drug delivery devices, and urology and gastroenterology products. Neuromodulation net sales for the three and six months ended October 24, 2008 were $343 million and $691 million, an increase of 7 percent and 13 percent, respectively, when compared to the same periods of the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three and six months ended October 24, 2008 of approximately $4 million and $17 million, respectively, when compared to the same periods of the prior fiscal year.

Neuro Implantables is comprised of two product lines: Pain Management and Movement Disorders. Net sales from Neuro Implantables for the three and six months ended October 24, 2008 were $271 million and $555 million, an increase of 3 percent and 11 percent, respectively, when compared to the same periods of the prior fiscal year. The growth for the three and six months ended October 24, 2008 was driven by sales of products in Pain Management including worldwide sales of the the RestoreULTRA neurostimulation system for pain management and sales in the U.S. of our Specify 5-6-5 surgical lead for spinal cord stimulation. However, growth in the quarter was hampered by process-related issues in the manufacturing of our SynchroMed II drug pumps which caused supply constraints and lower pump related net sales. RestoreULTRA, which was launched in March 2008, is our next generation rechargeable neurostimulator with advanced programming capabilities and is the thinnest 16-electrode neurostimulator on the market. Movement Disorders revenue for the three and six months ended October 24, 2008 was driven by worldwide net sales of Activa Deep Brain Stimulation (DBS) Therapy. Activa DBS Therapy is used for the treatment of common movement disorders including Parkinson’s disease, essential tremor, and dystonia.

Net sales of Gastroenterology and Urology products for the three and six months ended October 24, 2008 were $72 million and $136 million, an increase of 26 percent and 24 percent, respectively, when compared to the same periods of the prior fiscal year. The growth in Gastroenterology and Urology for the three and six months ended October 24, 2008 was led by worldwide sales of our InterStim II product.

Looking ahead, we expect our Neuromodulation operating segment should be impacted by the following:

•

Continued acceptance of RestoreULTRA, our next generation rechargeable neurostimulator. RestoreULTRA also offers an innovative patient programmer that gives patients the ability to customize their pain control.

•

Continued acceptance of our Activa DBS Therapy for the treatment of common movement disorders. We continue to educate neurologists and the patient population on the benefits that our Activa DBS Therapy offers them. Additionally, we look forward to the anticipated launch of Activa PC and RC, our next generation neurostimulators, in the second half of fiscal year 2009. Activa PC is a primary cell device and Activa RC will be the therapy’s first rechargeable device.

•	Continued acceptance of InterStim Therapy for the treatment of overactive bladder and urinary incontinence.

•

Continued acceptance of InterStim Therapy for the treatment of fecal incontinence outside the U.S., and future launch and acceptance within the U.S. We have submitted a pre-market approval application in the U.S. for InterStim Therapy for the treatment of fecal incontinence and expect approval in the first half of fiscal year 2010.

Diabetes

Diabetes products consist of external insulin pumps and related consumables (together referred to as Durable Pump Systems), and subcutaneous continuous glucose monitoring systems. Diabetes net sales for the three and six months ended October 24, 2008 were $272 million and $541 million, respectively, both an increase of 11 percent, when compared to the same periods of the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three and six months ended October 24, 2008 of approximately $4 million and $16 million, respectively, when compared to the same periods of the prior fiscal year.

Durable Pump Systems net sales for the three and six months ended October 24, 2008 were $243 million and $485 million, an increase of 7 percent and 8 percent, respectively, when compared to the same periods of the prior fiscal year. For the three and six months ended October 24, 2008, the increase in net sales resulted from demand for the Paradigm REAL-Time sensor-augmented pump system and related consumables. Net sales of Continuous Glucose Monitoring Systems (CGMS) and other accessories for the three and six months ended October 24, 2008 were $29 million and $56 million, an increase of 54 percent and 50 percent, respectively, when compared to the same periods of the prior fiscal year. Growth for each period was driven by strong acceptance of CGMS worldwide and an increase in U.S. sales of glucose test strips.

Looking ahead, we expect our Diabetes operating segment should be impacted by the following:

•	Continued acceptance from both physicians and patients of the Paradigm REAL-Time sensor-augmented pump system, which integrates continuous glucose monitoring and insulin pump functionality.

•

Continued acceptance of the CGMS iPro, a continuous glucose monitoring-enabled diagnostic tool that provides the physician and patient with unprecedented insight into their blood-sugar levels, which was launched in the U.S. in July 2008.

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

•

Potential slowdown in consumer spending. Given the elective nature of a Diabetes pump for the management of diabetes and the possible high out-of-pocket costs to the consumer, there is potential exposure to macroeconomic pressures which could negatively impact the near-term sales growth within Diabetes.

Surgical Technologies

Surgical Technologies products are used to treat conditions of the ear, nose, and throat, and certain neurological disorders. Additionally, we manufacture and sell image-guided surgery systems. Our portfolio consists of powered tissue-removal systems and other microendoscopy instruments, implantable devices, nerve monitoring systems, disposable fluid-control products, a Ménière’s disease therapy device, hydrocephalus shunt devices, external drainage systems, cranial fixation devices, neuroendoscopes, dura repair products, and image-guided surgery systems. Surgical Technologies net sales for the three and six months ended October 24, 2008 were $213 million and $415 million, an increase of 15 percent and 16 percent, respectively, when compared to the same periods of the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three and six months ended October 24, 2008 of approximately $1 million and $9 million, respectively, when compared to the same periods of the prior fiscal year.

Core ENT net sales for the three and six months ended October 24, 2008 were $86 million and $172 million, respectively, both an increase of 15 percent, when compared to the same periods of the prior fiscal year. The increase for the three and six months ended October 24, 2008 reflected the continued success of Fusion EM IGS, an advanced Image Guidance Surgery System to facilitate sinus surgeries. Fusion EM IGS is an electromagnetic-based image-guided surgery product that will avoid “line of sight constraints” of optical systems. In addition, there was strong performance in nerve monitoring and drill disposables.

Neurologic Technologies net sales for the three and six months ended October 24, 2008 were $80 million and $160 million, an increase of 8 percent and 12 percent, respectively, when compared to the same periods of the prior fiscal year. The primary driver of growth for the three and six months ended October 24, 2008 was worldwide increased sales of disposables associated with high-speed powered surgical drill systems and the EHS Stylus high-speed powered surgical drill system. Additionally, the Strata valves, used in the treatment of hydrocephalus, also contributed to the revenue growth.

Navigation net sales for the three and six months ended October 24, 2008 were $47 million and $83 million, an increase of 31 percent and 28 percent, respectively, when compared to the same periods of the prior fiscal year. The increase in net sales for the three and six months ended October 24, 2008 was based on strong worldwide net sales of the O-arm Imaging Systems, a multi-dimensional surgical imaging platform that is optimized for use in spine and orthopedic surgery, and increased worldwide service revenue.

Looking ahead, we expect our Surgical Technologies operating segment should be impacted by the following:

•	Continued acceptance of our FUSION EM IGS System, which was launched in the U.S. in the third quarter of fiscal year 2008.

•

Continued outside the U.S. adoption of power systems for sinus procedures, including the Straightshot M4 Microdebrider, as well as continued global adoption of nerve monitoring for ENT and thyroid procedures.

•

Continued development of the normal pressure hydrocephalus market, resulting in increased sales of our shunt products, including the Strata valve, and continued acceptance of our Legend high-speed drill systems, electric bone mill, and Durepair dura substitute.

•	Continued acceptance of the O-arm Imaging System.

•

Further integration of Restore’s Pillar System for the treatment of sleep breathing disorders. We anticipate the Pillar System will deliver new growth by providing us with a proven office-based procedure in a very fast growing segment of the obstructive sleep apnea market.

•

Potential slowdown in consumer and hospital spending given recent economic downturn. Given the elective nature of many of the underlying ENT procedures and the large capital equipment component of the Surgical Technologies businesses, there is potential exposure to macroeconomic pressures which could negatively impact the near-term sales growth within Surgical Technologies.

Continued net sales growth in all operating segments is contingent on our ability to gain further market share, penetrate existing markets, develop new products, improve existing products and develop new markets.

Costs and Expenses

The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended		Six months ended

	October 24, 2008	October 26, 2007	October 24, 2008	October 26, 2007

Cost of products sold	24.7%	26.9%	23.9%	26.1%
Research & development	9.1	9.5	8.9	9.6
Selling, general & administrative	35.4	35.4	35.5	35.2
Restructuring	—	—	1.3	0.2
Certain litigation	7.5	—	3.7	—
IPR&D	0.5	—	0.2	0.5
Other expense, net	4.0	2.3	4.0	2.0
Interest expense/(income), net	0.3	(2.0)	0.3	(1.7)

Cost of Products Sold

Cost of products sold for the three and six months ended October 24, 2008, as a percentage of net sales, both decreased 2.2 percentage points, when compared to the same periods in the prior fiscal year. Cost of products sold as a percentage of net sales in the three months ended October 24, 2008 was positively impacted by 1.2 percentage points of favorable foreign currency adjustments, 0.6 of a percentage point from the impact of Kyphon and 0.4 of a percentage point from less inventory obsolescence in the current period versus the comparable period in the prior year. Although the three months ended October 24, 2008 included 1.1 percentage points of inventory write-off from the anticipated launch of angioplasty products on a rapid exchange delivery system in the U.S., the comparable three months ended October 26, 2007 included 1.5 percentage points of inventory write-off from the suspension of worldwide distribution of the Fidelis lead. Cost of products sold as a percentage of net sales in the six months ended October 24, 2008 was positively impacted by 1.1 percentage points of favorable foreign currency adjustments, 0.5 of a percentage point from the impact of Kyphon, 0.4 of a percentage point from product mix and other product costs, and 0.2 of a percentage point from less inventory obsolescence as stated above.

Research and Development

Consistent with prior periods, we have continued to invest in the future by spending aggressively on research and development efforts. For the three and six months ended October 24, 2008, research and development spending was $326 million and $650 million, or 9.1 percent and 8.9 percent of net sales, respectively. Research and development spending for the three and six months ended October 26, 2007 was $298 million and $598 million, or 9.5 percent and 9.6 percent of net sales, respectively. While our research and development spending for the three and six months ended October 24, 2008 increased over the prior year in total, as a percentage of sales it has decreased for both periods. The decrease is primarily the result of a reclassification of certain expenses to selling, general, and administrative of $12 million and $23 million, respectively, for the three and six months ended October 24, 2008 that would have otherwise been included in research and development in the prior years.

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

Selling, General and Administrative

Selling, general and administrative expense for the three months ended October 24, 2008, as a percentage of net sales, was flat at 35.4 percent of net sales, as compared to the same period of the prior fiscal year. For the six months ended October 24, 2008, there was an increase of 0.3 of a percentage point to 35.5 percent, as compared to the same period of the prior fiscal year. For the three and six months ended October 24, 2008, our initiatives to leverage our cost structure helped reduce selling, general, and administrative expense. However, the acquisition of Kyphon had a negative impact for the three and six months ended October 24, 2008 of 0.6 of a percentage point and 0.7 of a percentage point, respectively, and the reclassification of certain expenses from research and development had a negative impact of 0.4 of a percentage point and 0.3 of a percentage point, respectively.

Restructuring, Certain Litigation and IPR&D Charges

Restructuring, certain litigation, and IPR&D charges for the three and six months ended October 24, 2008 and October 26, 2007 were as follows:

	Three months ended		Six months ended

(dollars in millions)	October 24, 2008	October 26, 2007	October 24, 2008	October 26, 2007

Restructuring charges	$—	$—	$96	$14
Certain litigation charges	266	—	266	—
IPR&D charges	18	—	18	33

Total restructuring, certain litigation and IPR&D charges	284	—	380	47
Net tax impact of restructuring, certain litigation and IPR&D charges	(97)	—	(127)	(11)

Total restructuring, certain litigation and IPR&D charges, net of tax	$187	$—	$253	$36

Restructuring

Global Realignment Initiative

In fiscal year 2008, as part of a global realignment initiative, we recorded a restructuring charge which focused on shifting resources to those areas where we have the greatest opportunities for growth and streamlining operations to drive operating leverage. The global realignment initiative impacted most businesses and certain corporate functions. For additional information, see Note 5 to the condensed consolidated financial statements.

As a continuation of the global realignment initiative that began in fiscal year 2008, in the first quarter of fiscal year 2009 we incurred $96 million of incremental restructuring charges, which consists of employee termination costs of $91 million and asset write-downs of $5 million. The majority of the expense recognized in the first quarter of fiscal year 2009 is related to the execution of our global realignment initiative outside the U.S. This includes the realignment and elimination of personnel throughout Europe and the Emerging Markets and the closure of an existing facility in the Netherlands that will be integrated into the U.S. operations. The remainder of the expense is associated with enhanced severance benefits provided to employees identified in the fourth quarter of fiscal year 2008. These incremental costs were not accrued in fiscal year 2008 because the enhanced benefits had not yet been communicated to the impacted employees.

There were no restructuring charges in the second quarter of fiscal year 2009.

As of the end of the first quarter of fiscal year 2009, we had identified approximately 900 positions for elimination through both voluntary and involuntary separation. Of the 900 positions identified, 410 have been eliminated as of October 24, 2008. The restructuring initiatives are scheduled to be substantially complete by the end of fiscal year 2009, and are expected to produce annualized operating savings of approximately $96 million. These savings will arise mostly from reduced compensation expense.

Fiscal Year 2007 Initiative

In fiscal year 2007, we recorded a restructuring charge that was designed to drive manufacturing efficiencies in our CardioVascular business, downsize our Physio-Control business due to our voluntary suspension of U.S. shipments, and rebalance resources within our CRDM business in response to market dynamics. For additional information, see Note 5 to the condensed consolidated financial statements.

As a continuation of our fiscal year 2007 initiatives, in the first quarter of fiscal year 2008 we incurred $14 million of incremental restructuring charges associated with compensation provided to employees whose employment terminated with the Company in the first quarter of fiscal year 2008. These incremental costs were not accrued in fiscal year 2007 because these benefits had not yet been communicated to the impacted employees. Included in the total $14 million restructuring charge is $4 million of incremental defined benefit pension and post-retirement related expense for those employees who accepted early retirement packages. For further discussion on the incremental defined benefit pension and post-retirement related expense, see Note 17 to the condensed consolidated financial statements.

When the restructuring initiative began in fiscal year 2007, we identified approximately 900 positions for elimination which were achieved through early retirement packages offered to employees, voluntary separation, and involuntary separation, as necessary. As of April 25, 2008, the initiatives begun in the fourth quarter of fiscal year 2007 were substantially complete.

Certain Litigation

We classify material litigation reserves recognized as certain litigation charges. During the three and six months ended October 24, 2008, we incurred certain litigation charges of $266 million. Of the amount recorded, $229 million relates to litigation with Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson (J&J). The Cordis litigation originated in October 1997 and pertains to patent infringement claims on previous generations of bare metal stents that are no longer on the market. On September 30, 2008, the U.S. District Court entered final judgment including accrued interest, totaling approximately $521 million, to Cordis. We had previously recorded a charge of $243 million related to this litigation in the third quarter of fiscal year 2008. At the time the $243 million charge was recorded, the range of potential loss related to this matter was subject to a high degree of estimation. The amount recorded represented an estimate of the low end of the range of probable outcomes related to the matter. Given that the Company and J&J are involved in a number of litigation matters which span across businesses, we entered into negotiations with J&J in an attempt to settle some of the additional litigation simultaneous with the payment of this judgment. Ultimately, the agreement reached with Cordis required a total cash payment of $472 million, which included the settlement of several outstanding legal matters between the parties. The charge of $229 million in the three months ended October 24, 2008 is the net result of $472 million in cash payments, offset by the existing reserves on the balance sheet including interest accrued on the $243 million since the date established. The remainder of the certain litigation charge of $37 million relates to costs for the settlement of litigation that originated in May 2006 with Fastenetix LLC (Fastenetix), a patent holding company. The agreement reached with Fastenetix required a total cash payment of $125 million for the settlement of ongoing litigation and the purchase of patents. Of the $125 million, $37 million was assigned to past damages in the case and the remaining $88 million was recorded as purchased intellectual property that has an estimated useful life of 7 years. As of October 24, 2008, all of these amounts have been paid. See Note 18 to the condensed consolidated financial statements for further discussion of these cases.

During the three and six months ended October 26, 2007, there were no certain litigation charges.

IPR&D Charges

During the three and six months ended October 24, 2008, we recorded $18 million of IPR&D charges related to the purchase of certain intellectual property for use in our Spinal business. These payments were expensed as IPR&D since technological feasibility of the underlying project had not yet been reached and such technology has no future alternative use.

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

Other Expense, Net

Other expense, net includes intellectual property amortization expense, royalty income and expense, realized equity security gains and losses, realized foreign currency transaction and derivative gains and losses and impairment charges on equity securities. Other expense, net for the three and six months ended October 24, 2008 increased $71 million and $166 million, to $143 million and $294 million, respectively, compared to the same periods in the prior fiscal year. The increase of $71 million for the three months ended October 24, 2008 was primarily due to currency hedges, which resulted in losses of $41 million in the current period compared to $15 million in the same period of the prior fiscal year, $23 million of amortization on intangible assets resulting from the Kyphon acquisition, and $8 million of incremental royalty expense from Endeavor royalties. Additionally, the comparative second quarter of fiscal year 2008 included $16 million of gains from the sale of certain equity investments. The increase of $166 million for the six months ended October 24, 2008 was primarily due to currency hedges, which resulted in losses of $109 million in the current period compared to $17 million in the same period of the prior fiscal year and $46 million of amortization on intangible assets resulting from the Kyphon acquisition. Additionally, the comparative six months ending October 24, 2008 included $29 million of gains from the sale of certain equity investments.

Interest Expense/(Income), Net

Interest expense/(income), net includes interest earned on our investments, interest paid on our borrowings, amortization of debt issuance costs and the net realized gain or loss on the sale or impairment of available-for-sale (AFS) debt securities. For the three and six months ended October 24, 2008, we had interest expense/(income), net of $10 million and $19 million, respectively, as compared to interest expense/(income), net of $(61) million and $(105) million for the same periods of the prior fiscal year. The decrease in the three and six months ended October 24, 2008 is the result of the cash used in financing the Kyphon acquisition, lower interest rates being earned on our short- and long-term investments, and an $18 million impairment charge recorded on our marketable securities portfolio due to the decline in market conditions during the three and six months ended October 24, 2008. See our discussion in the “Liquidity and Capital Resources” section of this management’s discussion and analysis for more information regarding our investment portfolio. The Kyphon acquisition was financed through a combination of approximately $3.303 billion cash on hand, causing a decrease in interest income, the issuance of $600 million short-term commercial paper and borrowing $300 million through a new long-term unsecured revolving credit facility, both causing increases to interest expense.

Income Taxes

	Three months ended		Six months ended

	October 24, 2008	October 26, 2007	October 24, 2008	October 26, 2007

(dollars in millions)
Provision for Income Taxes	$90	$202	$296	$406
Effective tax rate	13.66%	23.25%	18.34%	23.21%
Impact of restructuring, certain litigation, and IPR&D charges	6.12	—	2.87	0.04

Non-GAAP nominal tax rate (1)	19.78%	23.25%	21.21%	23.25%

(1)

Non-GAAP nominal tax rate is defined as the income tax (benefit) provision as a percentage of earnings before income taxes, excluding restructuring, certain litigation, and IPR&D charges. We believe that the resulting non-GAAP financial measure provides useful information to investors because it excludes the effect of these discrete items so that investors can compare our recurring results over multiple periods.

Our effective tax rate for the three and six months ended October 24, 2008 was 13.66 percent and 18.34 percent, respectively, compared to 23.25 percent and 23.21 percent, respectively, from the same periods of the prior fiscal year. Our non-GAAP nominal tax rate for the three and six months ended October 24, 2008 was 19.78 percent and 21.21 percent, respectively, compared to 23.25 percent from the same periods of the prior fiscal year. The change in our effective tax rate was primarily due to the impact of restructuring, certain litigation, IPR&D charges, the impact of tax benefits derived from our international operations, and the cumulative tax benefit from the retroactive renewal of the research and development credit (see below). The decrease in the Company’s non-GAAP nominal tax rate for the three and six months ended October 24, 2008 as compared to the same periods of the prior fiscal year was due to the impact of tax benefits derived from our international operations and the cumulative tax benefit from the retroactive renewal of the research and development credit (see below). For the six months ended October 24, 2008, the benefit derived from our international operations is approximately 1.25%, with the remainder of the benefit coming from the research and development credit.

During the three and six months ended October 24, 2008, we recorded a $16 million tax benefit associated with the retroactive renewal and extension of the research and development credit enacted by the Tax Extenders and Alternative Minimum Tax Relief Act of 2008. The $16 million tax benefit relates to the first seven months of calendar year 2008 and was recorded in provision for income taxes on the condensed consolidated statements of earnings.

Liquidity and Capital Resources

(dollars in millions)	October 24, 2008	April 25, 2008

Working capital	$3,588	$3,787
Current ratio*	2.2:1.0	2.1:1.0
Cash, cash equivalents, and short-term investments	$1,042	$1,613
Long-term investments in debt securities**	2,545	2,078

Cash, cash equivalents, short-term investments, and long-term debt securities	$3,587	$3,691

Short-term borrowings and long-term debt	$6,541	$6,956
Net cash position***	$(2,954)	$(3,265)

*	Current ratio is the ratio of current assets to current liabilities.
**	Long-term investments include debt securities with a maturity date greater than one year from the end of the period.
***	Net cash position is the sum of cash, cash equivalents, short-term investments and long-term investments in debt securities less short-term borrowings and long-term debt.

We believe our liquidity remains strong as of October 24, 2008 and our strong balance sheet and liquidity provide us with flexibility in the future. We believe our existing cash and investments, as well as our unused lines of credit and commercial paper capacity of $2.295 billion, if needed, will satisfy our foreseeable working capital requirements for at least the next twelve months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions. At October 24, 2008, our Standard and Poor’s Ratings Group and Moody’s Investors Service ratings remain unchanged as compared to the fiscal year ending April 25, 2008 with long-term debt ratings of AA- and A1, respectively, and strong short-term debt ratings of A-1+ and P-1.

The increase in our net cash position in the second quarter of fiscal year 2009 as compared to the fiscal year ending April 25, 2008, was primarily due to income generated from operations offset by cash used for litigation settlements, net purchases of marketable securities, capital expenditures, dividend payments, and share repurchases.

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

Note 18 to the condensed consolidated financial statements provides information regarding amounts we have accrued related to significant legal proceedings. In accordance with SFAS No. 5, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. For both the three and six months ended October 24, 2008, we have made significant payments related to certain legal proceedings. For information regarding these payments, please see the “Summary of Cash Flows” section of this management’s discussion and analysis for further information.

At October 24, 2008 and April 25, 2008, approximately $3.314 billion and $3.317 billion, respectively, of cash, cash equivalents, short-term investments and long-term investments in debt securities were held by our non-U.S. subsidiaries. These funds are available for use by worldwide operations; however, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would generally be subject to U.S. tax. As a result, we have not chosen to repatriate this cash but instead use cash generated from U.S. operations and short- and long-term borrowings to meet our U.S. cash needs.

We have investments in marketable debt securities that are classified and accounted for as available-for-sale. Our debt securities include government securities, commercial paper, corporate debt securities, bank certificates of deposit, and mortgage backed and other asset backed securities including auction rate securities. Market conditions during the first half of fiscal year 2009 and subsequent to our October 24, 2008 quarter-end continue to indicate significant uncertainty on the part of investors on the economic outlook for the U.S. and for financial institutions that have potential exposure to the sub-prime housing market. This uncertainty has created reduced liquidity across the fixed income investment market, including certain securities in which we have invested. As a result, some of our investments have experienced reduced liquidity including unsuccessful monthly auctions for our auction rate security holdings. During the third quarter of fiscal year 2008, we reclassified all of our auction rate fixed income securities, which had a cost basis of $198 million, from short-term investments to long-term investments on our condensed consolidated balance sheet due to the fact that they are currently not trading, and current conditions in the general debt markets have reduced the likelihood that the securities will successfully auction within the next 12 months. Auction rate securities that did not successfully auction reset to the maximum rate as prescribed in the underlying indenture and all of our holdings continue to be current with their interest payments. Additionally, if we required capital we believe we could liquidate a substantial amount of our portfolio and incur no material impairment loss or borrow under our commercial paper program or lines of credit.

For the three and six months ended October 24, 2008, we recognized an other-than-temporary impairment loss on AFS debt securities of $18 million and $21 million, respectively. In determining this other-than-temporary impairment loss, we considered the guidance provided by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and related guidance. This guidance specifies that we consider a variety of factors, including the quality and estimated value of the underlying credit support for our holding and the financial condition and credit rating of the issuer. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recorded all necessary other-than-temporary impairments as we have the ability and the intent to hold these investments long enough to avoid realizing any further losses. However, as of October 24, 2008, we have $163 million of gross unrealized losses on our aggregate investments of $3.046 billion; if market conditions continue to deteriorate further, some of these holdings may experience other-than-temporary impairment in the future which could have a material impact on our financial results. Management is required to use estimates and assumptions in its valuation of our investments, which requires a high degree of judgment, and therefore actual results could differ materially from those estimates. See Note 7 to the condensed consolidated financial statements for additional information regarding fair value measurements under SFAS No. 157, “Fair Value Measurements”.

Summary of Cash Flows

	Six months ended

(dollars in millions)	October 24, 2008	October 26, 2007

Cash provided by (used in):
Operating activities	$1,620	$1,805
Investing activities	(988)	2,255
Financing activities	(1,091)	(602)
Effect of exchange rate changes on cash and cash equivalents	(60)	(31)

Net change in cash and cash equivalents	$(519)	$3,427

Operating Activities

Our net cash provided by operating activities was $1.620 billion for the six months ended October 24, 2008 compared to $1.805 billion provided by operating activities for the six months ended October 26, 2007. The $185 million decrease in net cash provided by operating activities was primarily attributable to payments for litigation settlements partially offset by gains on foreign currency contracts and timing of the settlement of foreign currency contracts. In the first quarter of fiscal year 2009, we paid substantially all of the $123 million settlement for certain lawsuits relating to the Marquis line of ICDs and CRT-Ds and we paid the $75 million settlement for the Kyphon qui tam complaint, which we assumed as a liability in the acquisition of Kyphon. For more information regarding these settlements, refer to Note 15 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 25, 2008. In the second quarter of fiscal year 2009, we paid $472 million in settlement for the Cordis litigation which pertains to patent infringement claims on previous generations of bare metal stents that are no longer on the market. We also paid $125 million to Fastenetix for the settlement of ongoing litigation and the purchase of patents in the second quarter of fiscal year 2009. Of the $125 million, $37 million was assigned to past damages in the case and was therefore recorded as a certain litigation charge in the second quarter of fiscal year 2009. This portion of the $125 million payment is reflected in our cash flow from operations. The remaining $88 million was recorded as purchased intellectual property and is included in our cash flow from investing activities. Please see the “Restructuring, Certain Litigation, and IPR&D Charges” section of this management’s discussion and analysis for further information.

Investing Activities

Our net cash used in investing activities was $988 million for the six months ended October 24, 2008 compared to $2.255 billion provided by investing activities for the six months ended October 26, 2007. The use of cash in the three months ended October 24, 2008 is primarily related to the movement of cash to marketable securities to take advantage of higher yields. The large inflow of cash in the three months ended October 26, 2007 is primarily related to the liquidation of marketable securities in anticipation of the close of the Kyphon acquisition which took place in the third quarter of fiscal year 2008.

Financing Activities

Our net cash used in financing activities was $1.091 billion for the six months ended October 24, 2008 compared to $602 million for the six months ended October 26, 2007. The $489 million increase in net cash used in financing activities was primarily attributable to the repayment of cash used for short-term and long-term debt and an increase in cash used for dividend payments to shareholders. These cash outflows were partially offset by a decrease in cash used for stock repurchases.

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

We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position or cash flows. Presented below is a summary of contractual obligations and other minimum commercial commitments as of October 24, 2008. See Note 8 to the condensed consolidated financial statements for additional information regarding long-term debt. See Note 13 to the condensed consolidated financial statements for additional information regarding accrued income tax obligations, which are not reflected in the table below.

	Maturity by Fiscal Year

	Total	Remaining 2009	2010	2011	2012	2013	Thereafter

(dollars in millions)
Contractual obligations related to off-balance sheet arrangements:
Foreign currency contracts (1)	$6,241	$3,684	$1,896	$661	$—	$—	$—
Operating leases (2)	257	57	69	43	24	18	46
Inventory purchases (3)	706	146	283	113	37	34	93
Commitments to fund minority investments/contingent acquisition consideration (4)	472	250	56	28	32	24	82
Interest payments (5)	479	57	115	106	64	64	73
Other (6)	225	27	57	37	25	11	68

Total	$8,380	$4,221	$2,476	$988	$182	$151	$362

Contractual obligations reflected in the balance sheet:
Long-term debt, excluding capital leases (7)	$5,456	$—	$—	$2,609	$15	$2,200	$632
Capital leases (8)	78	11	13	16	17	20	1

Total	$5,534	$11	$13	$2,625	$32	$2,220	$633

(1)	As these obligations were entered into as hedges, the majority of these obligations will be offset by losses/gains on the related assets, liabilities and transactions being hedged.

(2)	Certain leases require us to pay real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These future costs are not included in the schedule above.

(3)

We have included inventory purchase commitments which are legally binding and specify minimum purchase quantities. These purchase commitments do not exceed our projected requirements and are in the normal course of business. These commitments do not include open purchase orders.

(4)

Certain commitments related to the funding of minority investments and/or previous acquisitions are contingent upon the achievement of certain product-related milestones and various other favorable operational conditions. While it is not certain if and/or when these payments will be made, the maturity dates included in this table reflect our best estimates. These commitments also include our agreement to purchase a 15 percent equity interest in Shandong Weigao Group Medical Polymer Company Limited (Weigao) for approximately $220 million. We expect to close the transaction in the third quarter of fiscal year 2009.

(5)

Interest payments in the table above reflect the interest on our outstanding debt, including the $4.400 billion of Senior Convertible Notes, $1.000 billion of Senior Notes and $15 million of Contingent Convertible Debentures. The interest rate on each outstanding obligation varies and interest is payable semi-annually. The interest rate is 1.500 percent on the $2.200 billion Senior Convertible Notes due 2011 and 1.625 percent on the $2.200 billion Senior Convertible Notes due 2013, 4.375 percent on the $400 million of Senior Notes due 2010, 4.750 percent on the $600 million of Senior Notes due 2015, and 1.250 percent on the Contingent Convertible Debentures due 2021.

(6)	These obligations include certain research and development arrangements.

(7)

Long-term debt in the table above includes $4.400 billion Senior Convertible Notes issued in April 2006, and $1.000 billion Senior Notes issued in September 2005 and $15 million related to our Contingent Convertible Debentures. The table above also includes the impact of the five year interest rate swap entered into in November 2005 and the eight year interest rate swap agreement entered into in June 2007.

(8)	Capital lease obligations include a sale-leaseback agreement entered into in fiscal year 2006 whereby certain manufacturing equipment was sold and is being leased by us over a seven year period.

Debt and Capital

Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of total interest-bearing debt and equity was 34 percent at October 24, 2008 in comparison to 38 percent at April 25, 2008.

Share Repurchase Program

In June 2007, our Board of Directors authorized the repurchase of up to 50 million shares of our common stock. In addition, in April 2006, the Board of Directors made a special authorization for the repurchase of up to 50 million shares in connection with the $4.400 billion Senior Convertible Note offering.

Shares are repurchased from time to time to support our stock-based compensation programs and to take advantage of favorable market conditions. During the three and six months ended October 24, 2008, we repurchased approximately 9.5 million and 12.9 million shares, respectively, at an average price per share of $48.64 and $49.35, respectively. As of October 24, 2008, we have approximately 21.4 million shares remaining under current buyback authorizations approved by the Board of Directors.

Financing Arrangements

We have used a combination of bank borrowings and commercial paper to fund our short-term needs. Short-term debt, including the current portion of our capital lease obligations, at October 24, 2008 was $1.018 billion compared to $1.154 billion at April 25, 2008. We utilize a combination of contingent convertible debentures, senior convertible notes, and senior notes to meet our long-term financing needs. Long-term debt at October 24, 2008 was $5.523 billion compared to $5.802 billion at April 25, 2008. For more information on our financing arrangements, see Note 8 to the condensed consolidated financial statements.

Credit Arrangements and Debt Ratings

We have existing unsecured lines of credit of approximately $2.802 billion with various banks at October 24, 2008. The existing lines of credit include a five-year $1.750 billion syndicated credit facility dated December 20, 2006 that will expire on December 20, 2011 (Credit Facility). The Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes.

The Credit Facility provides us with the ability to increase its capacity by an additional $500 million at any time during the life of the five-year term of the agreement. We can also request the extension of the Credit Facility maturity date for one additional year on December 20, 2008, the second anniversary of the date of this facility.

As of October 24, 2008 and April 25, 2008, we have unused credit lines and commercial paper capacity of approximately $2.295 billion and $1.945 billion, respectively.

We maintain a commercial paper program that allows us to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of October 24, 2008 and April 25, 2008, outstanding commercial paper totaled $853 million and $874 million, respectively. During the three and six months ended October 24, 2008, the weighted average original maturity of the commercial paper outstanding was approximately 47 days and 40 days, respectively, and the weighted average interest rate was 2.14 percent for both periods. The issuance of commercial paper reduces the amount of credit available under our existing lines of credit.

In connection with the issuance of the contingent convertible debentures, Senior Notes, Senior Convertible Notes and commercial paper, Standard and Poor’s Ratings Group and Moody’s Investors Service issued us strong long-term debt ratings of AA- and A1, respectively, and strong short-term debt ratings of A-1+ and P-1, respectively. These ratings remain unchanged as compared to the fiscal year ending April 25, 2008. For more information on credit arrangements, see Note 8 to the condensed consolidated financial statements.

Operations Outside of the United States

The table below illustrates U.S. net sales versus net sales outside the U.S. for the three and six months ended October 24, 2008 and October 26, 2007:

	Three months ended		Six months ended

(dollars in millions)	October 24, 2008	October 26, 2007	October 24, 2008	October 26, 2007

U.S. net sales	$2,196	$1,958	$4,445	$3,906
Non-U.S. net sales	1,374	1,166	2,831	2,344

Total net sales	$3,570	$3,124	$7,276	$6,250

For the three and six months ended October 24, 2008, consolidated net sales outside the U.S. grew 18 percent and 21 percent, respectively, over the same periods of the prior year. For the three and six months ended October 24, 2008, growth outside the U.S. was 6 percent and 7 percent, respectively, higher than net sales growth in the U.S. primarily as a result of the CRDM, CardioVascular, and Spinal businesses. Overall, for the three and six months ended October 24, 2008, outside of the U.S. net sales were led by CardioVascular’s Endeavor Resolute and CRDM’s Defibrillator Systems. The acquisition of Kyphon increased the sales for the Spinal business outside of the U.S. as well.

Net sales outside the U.S. are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. Outstanding receivables from customers outside the U.S. totaled $1.508 billion at October 24, 2008, or 50 percent, of total outstanding accounts receivable, and $1.800 billion at April 25, 2008, or 53 percent, of total outstanding accounts receivable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Due to the global nature of our operations, we are subject to the exposures that arise from foreign currency exchange rate fluctuations. In a period where the U.S. dollar is strengthening as compared to other currencies, our revenues and expenses denominated in foreign currency are translated into a lower value than they would be in an otherwise constant environment. Based on our experience in the three months ended October 24, 2008, we expect the second half of the fiscal year will result in a stronger dollar than in the prior fiscal year. As a result, we would anticipate revenue growth rates, and to a lesser extent, earnings will be negatively affected by these changes in currency exchange rates. We manage these exposures using operational and economic hedges as well as derivative financial instruments. The primary currencies hedged are the Euro and the Japanese Yen.

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

We had foreign exchange derivative contracts outstanding in notional amounts of $6.241 billion and $6.613 billion at October 24, 2008 and April 25, 2008, respectively. The fair value of these contracts at October 24, 2008 was $417 million more than the original contract value. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at October 24, 2008 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by $602 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis. We are also exposed to interest rate changes affecting principally our investments in interest rate sensitive instruments. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10 percent change in short-term interest rates compared to interest rates at October 24, 2008 indicates that the fair value of these instruments would correspondingly change by $28 million.

We have investments in marketable debt securities that are classified and accounted for as available-for-sale. Our debt securities include government securities, commercial paper, corporate debt securities, bank certificates of deposit, and mortgage backed and other asset backed securities including auction rate securities. For a discussion of current market conditions and the impact on Medtronic, please see the “Liquidity and Capital Resources” section of management’s discussion and analysis.

We lend certain fixed income securities to enhance our investment income. These lending activities are indemnified against counterparty risk and collateralized at an average rate of 102 percent, with the collateral determined based on the underlying securities and creditworthiness of the borrowers. The value of the securities on loan at October 24, 2008 and April 25, 2008 was $0 and $610 million, respectively.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

A discussion of the Company’s policies with respect to legal proceedings is discussed in the management’s discussion and analysis and our legal proceedings and other loss contingencies are described in Note 18 of the condensed consolidated financial statements. The description of our legal proceedings in Note 18 of the condensed consolidated financial statements to this filing is incorporated herein by reference.

On October 24, 2005, the Company received a subpoena from the Office of the United States Attorney for the District of Massachusetts issued under the Health Insurance Portability & Accountability Act of 1996 requesting documents the Company may have, if any, relating to pacemakers and defibrillators and related components; monitoring equipment and services; a provision of benefits, if any, to persons in a position to recommend purchases of such devices; and the Company’s training and compliance materials relating to the fraud and abuse and federal Anti-Kickback statutes. In September 2008, the United States Attorney’s office for the District of Massachusetts informed Medtronic that it is no longer pursuing its investigation of Medtronic, related to the October 24, 2005 subpoena. On September 5, 2008, Medtronic received a subpoena from the Office of Inspector General for the Department of Health and Human Services in the District of Minnesota, requesting production of substantially the same materials covered in the 2005 Massachusetts subpoena. Medtronic is in the process of responding to the subpoena and will comply as required with the terms of that subpoena.

The Company has received two letter requests from Senator Charles Grassley of the U.S. Senate Committee on Finance. On September 20, 2007, Senator Grassley sent a letter requesting information about financial ties between the medical device industry and practicing physicians. On October 16, 2007, Senator Grassley sent a letter requesting information about the Company’s decision to suspend distribution of its Sprint Fidelis family of defibrillation leads. On September 30, 2008, Senator Grassley sent a letter with follow-up requests to the September 20, 2007 letter requesting information on financial ties with physicians who use INFUSE Bone Graft. On October 16, 2008, Senators Grassley and Kohl sent a joint letter requesting information about the Cardiac Research Foundation and Columbia University. The Company is cooperating with the information requests.

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

On October 6, 2008, Medtronic received a subpoena from the United States Attorney’s Office for the District of Massachusetts pursuant to the Health Insurance Portability & Accountability Act of 1996 requesting production of documents relating to Medtronic’s INFUSE Bone Graft product. Medtronic is in the process of responding to that subpoena and will comply as required with the terms of the subpoena.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the shares repurchased by Medtronic during the second quarter of fiscal year 2009:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

07/26/08-08/22/08	1,630,000	$55.25	1,630,000	29,307,684
08/23/08-09/26/08	3,678,200	52.73	3,678,200	25,629,484
09/27/08-10/24/08	4,223,100	42.54	4,223,100	21,406,384

Total	9,531,300	$48.64	9,531,300	21,406,384

(1)

In June 2007, our Board of Directors authorized the repurchase of up to 50 million shares of our common stock. In addition, in April 2006, the Board of Directors made a special authorization for the repurchase of up to 50 million shares in connection with the $4.400 billion Senior Convertible Note offering. As authorized by the Board of Directors, each program expires when its total number of authorized shares has been repurchased.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s 2008 Annual Meeting of Shareholders held on August 21, 2008, the shareholders voted on the following:

(a) To elect six Directors of the Company to serve for one-year terms, as follows:

Director	Votes For	Authority Withheld

Victor J. Dzau, M.D.	898,020,754	56,210,690
William A. Hawkins	902,168,500	52,062,944
Shirley Ann Jackson, Ph.D.	898,433,631	55,797,813
Denise M. O’Leary	907,874,086	46,357,358
Jean-Pierre Rosso	907,817,524	46,413,920
Jack W. Schuler	831,978,064	122,253,380

	Voted For	Voted Against	Abstain

(b) To ratify the appointment of PricewaterhouseCoopers LLP as Medtronic’s independent registered public accounting firm for fiscal year 2009.	934,325,241	9,988,956	9,917,247

(c) To approve the Medtronic, Inc. 2008 Stock Award and Incentive Plan.	737,969,076	71,297,826	11,944,467

Item 6. Exhibits

(a)	Exhibits

	10.1	Form of Non-Employee Director Initial Option Agreement under the Medtronic, Inc. 2008 Stock Award and Incentive Plan.

	10.2	Form of Non-Employee Director Annual Option Agreement under the Medtronic, Inc. 2008 Stock Award and Incentive Plan.

	10.3	Form of Non-Employee Director Deferred Unit Award Agreement 2008 Stock Award and Incentive Plan.

	12.1	Medtronic, Inc. Computation of Ratio of Earnings to Fixed Charges.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medtronic, Inc.
(Registrant)

Date: December 3, 2008	/s/ William A. Hawkins

William A. Hawkins
Chairman and Chief Executive Officer

Date: December 3, 2008	/s/ Gary L. Ellis

Gary L. Ellis
Senior Vice President and
Chief Financial Officer