Form 10-Q
period 2009-01-23
MEDTRONIC INC
filed 2009-03-04
CIK 64670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 23, 2009

Commission File Number 1-7707

MEDTRONIC, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0793183
(State of incorporation)	(I.R.S. Employer
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
Yes ☐     No ☒

Shares of common stock, $.10 par value, outstanding on February 27, 2009: 1,119,284,090

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended		Nine months ended
	January 23, 2009	January 25, 2008	January 23, 2009	January 25, 2008
	(in millions, except per share data)
Net sales	$3,494	$3,405	$10,770	$9,655

Costs and expenses:
Cost of products sold	848	870	2,586	2,502
Research and development expense	337	329	987	927
Selling, general and administrative expense	1,257	1,207	3,838	3,410
Special charges	—	78	—	78
Restructuring charges	—	—	96	14
Certain litigation charges	—	366	266	366
Purchased in-process research and development (IPR&D) charges	72	310	90	343
Other expense, net	50	119	344	248
Interest (income)/expense, net	(2)	(9)	17	(114)
Total costs and expenses	2,562	3,270	8,224	7,774

Earnings before income taxes	932	135	2,546	1,881

Provision for income taxes	209	58	505	463

Net earnings	$723	$77	$2,041	$1,418

Earnings per share:

Basic	$0.65	$0.07	$1.82	$1.25
Diluted	$0.65	$0.07	$1.81	$1.24

Weighted average shares outstanding:

Basic	1,115.0	1,126.9	1,118.7	1,132.9
Diluted	1,119.5	1,135.0	1,125.6	1,145.3

Cash dividends declared per common share	$0.188	$0.125	$0.563	$0.375

The accompanying notes are an integral part of these consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 23, 2009	April 25, 2008
	(in millions, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$1,283	$1,060
Short-term investments	460	553
Accounts receivable, less allowances of $60 and $99, respectively	2,954	3,287
Income tax receivable	50	73
Inventories	1,429	1,280
Deferred tax assets, net	368	600
Prepaid expenses and other current assets	662	469

Total current assets	7,206	7,322

Property, plant and equipment	4,804	4,743
Accumulated depreciation	(2,548)	(2,522)
Property, plant and equipment, net	2,256	2,221

Goodwill	7,744	7,519
Other intangible assets, net	2,186	2,193
Long-term investments	2,641	2,322
Long-term deferred tax assets, net	54	103
Other assets	677	518

Total assets	$22,764	$22,198

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$1,184	$1,154
Accounts payable	363	383
Accrued compensation	745	789
Other accrued expenses	876	1,209

Total current liabilities	3,168	3,535

Long-term debt	5,525	5,802
Long-term accrued compensation and retirement benefits	303	304
Long-term accrued income taxes	571	519
Other long-term liabilities	133	502

Total liabilities	9,700	10,662

Commitments and contingencies (Note 18)	—	—

Shareholders’ equity:
Preferred stock— par value $1.00	—	—
Common stock— par value $0.10	112	112
Retained earnings	12,987	11,710
Accumulated other comprehensive loss	(35)	(286)

Total shareholders’ equity	13,064	11,536

Total liabilities and shareholders’ equity	$22,764	$22,198

The accompanying notes are an integral part of these consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	January 23, 2009	January 25, 2008
	(in millions)
Operating Activities:
Net earnings	$2,041	$1,418
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	522	457
Special charges	—	78
IPR&D charges	90	343
Provision for doubtful accounts	31	23
Deferred income taxes	103	(144)
Stock-based compensation	178	163
Excess tax benefit from exercise of stock-based awards	(23)	(32)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	252	(159)
Inventories	(230)	(17)
Accounts payable and accrued liabilities	(51)	320
Other operating assets and liabilities	(158)	450

Net cash provided by operating activities	2,755	2,900

Investing Activities:
Acquisitions, net of cash acquired	(381)	(4,179)
Purchase of intellectual property	(152)	(88)
Additions to property, plant and equipment	(378)	(423)
Purchases of marketable securities	(2,246)	(5,759)
Sales and maturities of marketable securities	2,182	7,991
Other investing activities, net	(270)	(228)

Net cash used in investing activities	(1,245)	(2,686)

Financing Activities:
Change in short-term borrowings, net	41	707
Issuance of long-term debt	—	300
Payments on long-term debt	(316)	(172)
Dividends to shareholders	(632)	(425)
Issuance of common stock	393	326
Excess tax benefit from exercise of stock-based awards	23	32
Repurchase of common stock	(726)	(1,464)

Net cash used in financing activities	(1,217)	(696)

Effect of exchange rate changes on cash and cash equivalents	(70)	(45)

Net change in cash and cash equivalents	223	(527)

Cash and cash equivalents at beginning of period	1,060	1,256

Cash and cash equivalents at end of period	$1,283	$729
Supplemental Cash Flow Information
Cash Paid For:
Income taxes	$367	$427
Interest	136	168
Supplemental Noncash Investing and Financing Activities:
Reclassification of debentures from short-term to long-term debt	$15	$—
Reclassification of debentures from long-term to short-term debt	—	94

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161), which will require increased disclosures about an entity’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative and Hedging Activities” (SFAS No. 133); and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Certain disclosures will also be required with respect to derivative features that are credit risk-related. SFAS No. 161 is effective for the Company beginning in the fourth quarter of fiscal year 2009 but only requires the revised disclosures on a prospective basis. The Company will provide the additional disclosures necessary to the consolidated financial statements beginning in the Company’s fourth quarter of fiscal year 2009.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires the proceeds from the issuance of such convertible debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The change in accounting treatment is effective for the Company beginning in fiscal year 2010, and will be applied retrospectively to prior periods. FSP APB 14-1 changes the accounting treatment for the Company’s $2,200 of 1.500 percent and $2,200 of 1.625 percent Senior Convertible Notes due in 2011 and 2013, respectively, which were issued in April 2006, and the $15 remaining balance of the Company’s Contingent Convertible Debentures due 2021. Based on the Company’s preliminary evaluation, upon adoption of FSP APB 14-1 in fiscal year 2010, the convertible debt liability will decrease by approximately $520 and 2009 and 2010 interest expense for the convertible debt will increase by approximately $154 and $167, respectively. Using diluted weighted average shares outstanding for the nine months ended January 23, 2009, the Company estimates the impact to diluted earnings per share as a decrease of $0.09 and $0.10 for fiscal year 2009 and 2010, respectively.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF No. 03-6-1). FSP EITF No. 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF No. 03-6-1 is effective for the Company beginning in the first quarter of fiscal year 2010. Upon adoption, all prior-period EPS data is required to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF No. 03-6-1. FSP EITF No. 03-6-1 is applicable to the Company and the Company is currently evaluating the impact that FSP EITF No. 03-6-1 will have on the consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF No. 08-6). EITF No. 08-6 applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF No. 08-6 is effective for the Company beginning in the first quarter of fiscal year 2010. The Company is currently evaluating the impact that EITF No. 08-6 will have on the consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (EITF No. 08-7). EITF No. 08-7 applies to defensive intangible assets, which are acquired intangible assets that an entity does not intend to actively use but does intend to prevent others from obtaining access to the asset. EITF No. 08-7 requires an entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets should not be included as part of the cost of an entity’s existing intangible assets because the defensive intangible assets are separately identifiable. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141(R) and SFAS No. 157. EITF No. 08-7 is effective for intangible assets acquired by the Company on or after April 25, 2009. The Company is currently evaluating the impact that EITF No. 08-7 will have on the consolidated financial statements.

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employers’ Disclosures About Postretirement Benefit Plan Assets” (FSP SFAS No. 132(R)-1). FSP SFAS No. 132(R)-1 requires increased disclosures about an entity’s postretirement benefit plan assets. Specifically, FSP SFAS No. 132(R)-1 requires an entity to disclose information regarding its investment policies and strategies, its categories of plan assets, its fair value measurements of plan assets, and any significant concentrations of risk in plan assets. FSP SFAS No. 132(R)-1 is effective for the Company beginning in the first quarter of fiscal year 2010 but only requires the revised disclosures on a prospective basis. The Company will provide the additional disclosures necessary to the consolidated financial statements beginning in the Company’s fourth quarter of fiscal year 2010.

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

Fiscal Year 2009

CryoCath Technologies Inc.

On November 12, 2008, the Company acquired substantially all of the shares of CryoCath Technologies Inc. (CryoCath). Under the terms of the agreement announced on September 25, 2008, CryoCath shareholders received $8.75 Canadian dollars per share in cash for each share of CryoCath common stock that they owned. Total consideration for the transaction, net of cash acquired, was approximately $352 U.S. dollars including the purchase of all outstanding CryoCath common stock, the assumption and settlement of existing CryoCath debt and payment of direct acquisition costs. CryoCath develops cryotherapy products to treat cardiac arrhythmias. CryoCath’s Arctic Front product is a minimally invasive cryo-balloon catheter designed specifically to treat atrial fibrillation and is currently approved in certain markets outside the U.S.

The Company has accounted for the acquisition of CryoCath as a business combination under U.S. GAAP. Under business combination accounting, the assets and liabilities of CryoCath were recorded as of the acquisition date, at their respective fair values, and consolidated with the Company. The purchase price allocation is based on estimates of the fair value of assets acquired and liabilities assumed. The preliminary purchase price has been allocated as follows:

Current assets	$23
Property, plant and equipment	2
IPR&D	72
Other intangible assets	57
Goodwill	227
Deferred tax assets, long-term	14
Total assets acquired	395

Current liabilities	25
Deferred tax liabilities, long-term	15
Total liabilities assumed	40
Net assets acquired	$355

In connection with the acquisition of CryoCath, the Company acquired $57 of technology-based intangible assets with an estimated useful life of 11 years. Also as part of the acquisition, the Company recognized, in total, $72 and $227 of IPR&D and goodwill, respectively. The IPR&D was expensed on the date of acquisition and primarily relates to the future launch of Arctic Front into the U.S. market. Various factors contributed to the establishment of goodwill, including the value of CryoCath’s highly trained assembled workforce, and the expected revenue growth that is attributable to increased market penetration from future products and customers. The goodwill is not deductible for tax purposes.

Restore Medical Acquisition

On July 16, 2008, the Company acquired Restore Medical, Inc. (Restore). Restore’s Pillar Palatal Implant System (Pillar System) will be integrated into the Surgical Technologies operating segment of the Company. The Pillar System will provide the Company with a minimally invasive, implantable medical device used to treat the soft palate component of sleep breathing disorders, including mild to moderate obstructive sleep apnea and snoring. Restore shareholders received $1.60 per share in cash for each share of Restore common stock they owned. Total consideration for the transaction was approximately $29, net of cash acquired.

In connection with the acquisition of Restore, the Company acquired $17 of technology-based intangible assets with an estimated useful life of 10 years, $8 of net tangible assets, and $5 of goodwill. The goodwill is not deductible for tax purposes.

The pro forma impact of the CryoCath and Restore acquisitions was not significant, individually or in the aggregate, to the results of the Company for the three and nine months ended January 23, 2009 or January 25, 2008. The results of operations related to each company have been included in the Company’s consolidated statements of earnings since the date each company was acquired.

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

The Company has accounted for the acquisition of Kyphon as a business combination under U.S. GAAP. Under business combination accounting, the assets and liabilities of Kyphon were recorded as of the acquisition date, at their respective fair values, and consolidated with the Company. The break down of the purchase price of Kyphon is as follows:

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

The purchase price allocation is based on estimates of the fair value of assets acquired and liabilities assumed. The purchase price has been allocated as follows:

Current assets	$367
Property, plant and equipment	39
IPR&D	290
Other intangible assets	996
Goodwill	3,177
Other long-term assets	10
Total assets acquired	4,879

Current liabilities	361
Deferred tax liabilities	282
Other long-term liabilities	33
Total liabilities assumed	676
Net assets acquired	$4,203

In connection with the acquisition, the Company acquired $996 of intangible assets that had a weighted average useful life of approximately 10.5 years. The intangible assets include $887 of technology-based assets and $109 of tradenames with weighted average lives of 10.5 years and 11 years, respectively. Also as part of the acquisition, the Company recognized, in total, $290 and $3,177 for IPR&D and goodwill, respectively. The IPR&D was expensed on the date of acquisition. Various factors contributed to the establishment of goodwill, including: the benefit of adding existing products of the Company to the portfolio of products already sold by Kyphon sales representatives; the value of Kyphon’s highly trained assembled workforce; and the expected revenue growth that is attributable to expanded indications and increased market penetration from future products and customers. The goodwill is not deductible for tax purposes.

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

In connection with the acquisition, the Company began to assess and formulate a plan for the elimination of duplicative positions, employee relocations, the exit of certain facilities, and the termination of certain contractual obligations. The purchase accounting liabilities recorded in connection with these activities were approximately $68 and included approximately $48 for termination benefits and employee relocation and approximately $20 of estimated costs to cancel contractual obligations. The remaining balance of these liabilities as of January 23, 2009 was approximately $18. The Company continues to assess these liabilities and until the integration activities are complete, the allocation of the purchase price is subject to adjustment.

The Company’s condensed consolidated financial statements include Kyphon’s operating results from the date of acquisition, November 2, 2007. The following unaudited pro forma information sets forth the combined results of Medtronic’s and Kyphon’s operations for the nine months ended January 25, 2008 as if the acquisition had occurred at the beginning of the period presented. The unaudited pro forma results of operations for the nine month period ended January 25, 2008 is comprised of (i) Kyphon’s historical financial information for the six months ended September 30, 2007, (ii) Medtronic’s historical financial information for the six months ended October 27, 2007 and (iii) the Company’s actual results for the three months ended January 25, 2008.

The pro forma information gives effect to actual combined operating results of the Company and Kyphon prior to the acquisition, adjusted to reflect, among other things, reduced interest income, additional intangible asset amortization and interest expense that would have resulted from the change in the accounting basis of certain assets and liabilities due to the acquisition. Pro forma adjustments are tax-effected at the Company’s statutory tax rate. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts are not necessarily indicative of the results that would have been obtained if the acquisition had occurred as of the beginning of the periods presented or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings. The unaudited pro forma condensed consolidated financial information is presented for informational purposes only.

Nine months ended
(dollars in millions, except per share data)	January 25, 2008
Net sales	$9,944
Net earnings	$1,281

Earnings per share:
Basic	$1.13
Diluted	$1.13

The unaudited pro forma financial information for the nine months ended January 25, 2008 includes a $290 IPR&D charge and a $34 increase in cost of products sold related to the step-up to fair value of inventory acquired, both of which are non-recurring.

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

On June 25, 2007, the Company exercised a purchase option and acquired substantially all of the O-arm Imaging System (O-arm) assets of Breakaway Imaging, LLC (Breakaway), a privately held company based in Littleton, Massachusetts. Prior to the acquisition, the Company had the exclusive rights to distribute and market the O-arm. The O-arm provides multi-dimensional surgical imaging for use in spinal and orthopedic surgical procedures. The acquisition is expected to bring the O-arm into a broad portfolio of image guided surgical solutions. Total consideration for Breakaway was approximately $26 in cash, subject to purchase price increases, which would be triggered by the achievement of certain milestones. In connection with the acquisition of Breakaway, the Company acquired $22 of technology-based intangible assets that had an estimated useful life of 15 years at the time of acquisition, $1 of tangible assets, and $3 of goodwill. The goodwill was deductible for tax purposes. The pro forma impact of the acquisition of Breakaway was not significant to the results of the Company for the three and nine months ended January 25, 2008.

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

In addition to the acquisitions disclosed above, Medtronic periodically acquires certain tangible or intangible assets in transactions that do not otherwise warrant separate disclosure. These transactions are largely reflected in the condensed consolidated statements of cash flows as a component of investing activities under purchase of intellectual property.

Contingent Consideration

Certain of the Company’s business combinations or purchases of intellectual property involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. While it is not certain if and/or when these payments will be made, the Company has developed an estimate of the potential contingent consideration for each of its acquisitions with an outstanding potential obligation. At January 23, 2009, the estimated potential amount of future contingent consideration that the Company is expected to make associated with all business combinations or purchases of intellectual property is approximately $115. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2009 to 2016 in order for the consideration to be paid.

Note 4 – Special and Certain Litigation Charges

Special Charges

During the three and nine months ended January 23, 2009, there were no special charges.

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

During the three months ended January 23, 2009, there were no certain litigation charges.

During the nine months ended January 23, 2009, the Company incurred certain litigation charges of $266. Of the amount recorded, $229 relates to litigation with Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson (J&J). The Cordis litigation originated in October 1997 and pertains to patent infringement claims on previous generations of bare metal stents that are no longer on the market. On September 30, 2008, the U.S. District Court entered final judgment including accrued interest, totaling approximately $521, to Cordis. The Company had previously recorded a charge of $243 related to this litigation in the third quarter of fiscal year 2008. At the time the $243 charge was recorded, the range of potential loss related to this matter was subject to a high degree of estimation. The amount recorded represented an estimate of the low end of the range of probable outcomes related to the matter. Given that the Company and J&J are involved in a number of litigation matters which span across businesses, the Company entered into negotiations with J&J in an attempt to settle some of the additional litigation simultaneous with the payment of this judgment. Ultimately, the agreement reached with Cordis required a total cash payment of $472, which included the settlement of several outstanding legal matters between the parties. The charge of $229 in the nine months ended January 23, 2009 is the net result of $472 in cash payments, offset by the existing reserves on the balance sheet including interest accrued on the $243 since the date established.

The remainder of the certain litigation charge of $37 relates to costs for the settlement of litigation that originated in May 2006 with Fastenetix LLC (Fastenetix), a patent holding company. The litigation related to an alleged breach of a royalty agreement in the Company’s Spinal business. The agreement reached with Fastenetix required a total cash payment of $125 for the settlement of ongoing litigation and the purchase of patents. Of the $125, $37 was assigned to past damages in the case and the remaining $88 was recorded as purchased intellectual property that has an estimated useful life of 7 years. As of October 24, 2008, all of these amounts had been paid.

During the three and nine months ended January 25, 2008, the Company incurred certain litigation charges of $366. Of the amount recorded, $123 relates to the settlement of certain lawsuits relating to the Marquis line of implantable cardioverter defibrillators (ICDs) and cardiac resynchronization therapy-defibrillators (CRT-Ds) that were subject to a field action announced on February 10, 2005. The remainder of the charge, $243, relates to an estimated reserve established for litigation with Cordis.

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

There were no restructuring charges in the second and third quarters of fiscal year 2009.

As of the end of the first quarter of fiscal year 2009, the Company had identified approximately 900 positions for elimination which will be achieved through both voluntary and involuntary separation. Of the 900 positions identified, approximately 570 have been eliminated as of January 23, 2009. The restructuring initiatives are scheduled to be substantially complete by the end of fiscal year 2009.

A summary of the activity related to the global realignment initiative is presented below:

	Global Realignment Initiative
	Employee Termination Costs	Asset Write-downs	Total
Balance at April 27, 2007	$—	$—	$—
Restructuring charges	27	4	31
Payments/write-downs	(2)	(4)	(6)
Balance at April 25, 2008	$25	$—	$25
Restructuring charges	91	5	96
Payments/write-downs	(18)	(5)	(23)
Balance at July 25, 2008	$98	$—	$98
Payments	(19)	—	(19)
Currency adjustment, net	(9)	—	(9)
Balance at October 24, 2008	$70	$—	$70
Payments	(30)	—	(30)
Currency adjustment, net	4	—	4
Balance at January 23, 2009	$44	$—	$44

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

A summary of the activity related to the fiscal year 2007 initiative is presented below:

	Fiscal Year 2007 Initiative
	Employee Termination Costs	Asset Write-downs	Total
Balance at April 28, 2006	$—	$—	$—
Restructuring charges	28	8	36
Payments/write-downs	(5)	(8)	(13)
Balance at April 27, 2007	23	—	23
Restructuring charges	10	—	10
Payments	(33)	—	(33)
Balance at April 25, 2008	$—	$—	$—

Note 6 – Investments

The carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

Information regarding the Company’s short-term and long-term investments at January 23, 2009 is as follows:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$880	$6	$(22)	$864
Auction rate securities	202	—	(71)	131
Mortgage backed securities	829	8	(54)	783
Government and agency securities	492	11	—	503
Certificates of deposit	2	—	—	2
Other asset backed securities	337	—	(25)	312
Marketable equity securities	12	—	(4)	8
Cost method, equity method and other investments (1)	498	—	—	498
Total short-term and long-term investments	$3,252	$25	$(176)	$3,101

(1) Includes $221 for the 15 percent equity interest in Shandong Weigao Group Medical Polymer Company Limited (Weigao), which was acquired on December 18, 2008. The cash paid for the investment was included in other investing activities, net on the condensed consolidated statement of cash flows.

Information regarding the Company’s short-term and long-term investments at April 25, 2008 is as follows:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$942	$2	$(15)	$929
Auction rate securities	198	—	(22)	176
Mortgage backed securities	693	3	(17)	679
Government and agency securities	478	1	(3)	476
Other asset backed securities	382	1	(12)	371
Marketable equity securities	14	—	(1)	13
Cost method, equity method and other investments	231	—	—	231
Total short-term and long-term investments	$2,938	$7	$(70)	$2,875

Activity related to the Company’s short-term and long-term investment portfolio is as follows:

	Three months ended
	January 23, 2009		January 25, 2008
	Debt (1)	Equity (2)	Debt (1)	Equity (2)
Proceeds from sales	$861	$—	$1,031	$1
Gross realized gains	$19	$—	$12	$—
Gross realized losses	$(2)	$—	$—	$—
Impairment losses recognized	$(12)	$—	$—	$—

	Nine months ended
	January 23, 2009		January 25, 2008
	Debt (1)	Equity (2)	Debt (1)	Equity (2)
Proceeds from sales	$2,182	$—	$7,966	$25
Gross realized gains	$25	$—	$26	$16
Gross realized losses	$(7)	$—	$(4)	$—
Impairment losses recognized	$(33)	$(2)	$—	$(1)

(1) Includes available-for-sale (AFS) debt securities.

(2) Includes marketable equity securities, cost method, equity method, and other investments.

The January 23, 2009 balance of AFS debt securities by contractual maturity is shown in the following table at fair value. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows, assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

January 23, 2009
Due in one year or less	$781
Due after one year through five years	1,599
Due after five years through ten years	58
Due after ten years	157
Total debt securities	$2,595

As of January 23, 2009, the Company has $273 in debt securities that have been in an unrealized loss position for more than twelve months. The aggregate amount of unrealized losses for these investments is $63. As of January 23, 2009, the Company has $884 in debt securities that have been in an unrealized loss position for less than twelve months. The aggregate amount of unrealized losses for these investments is $109. The majority of these investments are in high quality, investment grade securities. The Company does not consider these unrealized losses to be other-than-temporary as it has the intent and ability to hold these investments long enough to avoid realizing any significant losses.

The Company has investments in marketable debt securities that are classified and accounted for as available-for-sale. The Company’s debt securities include government securities, commercial paper, corporate debt securities, bank certificates of deposit, and mortgage backed and other asset backed securities including auction rate securities. Market conditions during the first three quarters of fiscal year 2009 and subsequent to the Company’s January 23, 2009 quarter-end continue to indicate significant uncertainty on the part of investors on the economic outlook for the U.S. and for financial institutions. This uncertainty has created reduced liquidity across the fixed income investment market, including certain securities in which the Company has invested. As a result, some of the Company’s investments have experienced reduced liquidity including unsuccessful monthly auctions for auction rate security holdings.

For the three and nine months ended January 23, 2009, the Company recognized an other-than-temporary impairment loss on AFS debt securities of $12 and $33, respectively. Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which invested, the Company believes it has recorded all necessary other-than-temporary impairments as the Company has the ability and the intent to hold these investments long enough to avoid realizing further losses. For additional discussion, see the “Liquidity and Capital Resources” section of management’s discussion and analysis.

As of January 23, 2009 and April 25, 2008, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method was $498 and $231, respectively. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not estimated if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.

Gains and losses recognized on debt instruments are recorded in interest (income)/expense, net in the condensed consolidated statements of earnings. Gains and losses recognized on equity instruments are recorded in other expense, net in the condensed consolidated statements of earnings. Gains and losses from the sale of investments are calculated based on the specific identification method.

The Company historically lent certain fixed income securities to enhance its investment income. Those lending activities were indemnified against counterparty risk and collateralized at an average rate of 102 percent, with the collateral determined based on the underlying securities and creditworthiness of the borrowers. The value of the securities on loan at April 25, 2008 was $610. Due to the Company’s concerns about the liquidity condition in the fixed income markets, the Company suspended its lending program in the second quarter of fiscal year 2009 and had no lending activity during the third quarter of fiscal year 2009.

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

•

Level 2 - Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. The Company’s Level 2 assets and liabilities primarily include agency bonds, corporate debt securities, asset backed securities, and certain mortgage backed securities whose value is determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

For the Company, effective April 26, 2008, fair value under SFAS No. 157 is principally applied to financial assets and liabilities such as marketable equity securities and debt securities that are classified and accounted for as available-for-sale, investments in equity and other securities, and certain derivative instruments. Derivatives include cash flow hedges, freestanding derivative forward contracts, and net investment hedges. These items were previously and will continue to be marked-to-market at each reporting period; however, the definition of fair value is now applied using SFAS No. 157. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis subsequent to the effective date of SFAS No. 157.

The following table provides information by level for assets and liabilities that are measured at fair value, as defined by SFAS No. 157, on a recurring basis.

	Fair Value at January 23, 2009
		Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$864	$18	$820	$26
Auction rate securities	131	—	—	131
Mortgage backed securities	783	—	744	39
Government and agency securities	503	88	415	—
Certificates of deposit	2	—	2	—
Other asset backed securities	312	—	296	16
Marketable equity securities	8	8	—	—
Derivative assets	496	496	—	—
Total assets	$3,099	$610	$2,277	$212

Liabilities:
Derivative liabilities	$196	$196	$—	$—
Total liabilities	$196	$196	$—	$—

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain corporate debt securities, auction rate securities, certain mortgage backed securities, and certain asset backed securities for which there was a decrease in the observability of market pricing for these investments. At January 23, 2009, these securities were valued primarily using broker quotes or pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at January 23, 2009.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

Balance at April 26, 2008	$448
Total realized losses and other-than-temporary impairment losses included in earnings	(33)
Total unrealized losses included in other comprehensive income	(80)
Purchases, issuances, and settlements	(198)
Net transfers in (out) of Level 3	75
Balance at January 23, 2009	$212

Realized gains or losses included in earnings are included in interest (income)/expense, net in the consolidated statement of earnings.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

During the three and nine months ended January 23, 2009, the Company had no significant measurements of financial assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The aspects of SFAS No. 157 for which the effective date was deferred under FSP FAS No. 157-2 until fiscal year 2010 relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment.

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

In November 2005 and June 2007, the Company entered into a five year interest rate swap agreement with a notional amount of $200, and an eight year interest rate swap agreement with a notional amount of $300, respectively. These interest rate swap agreements were designated as fair value hedges of the changes in fair value of a portion of the Company’s fixed-rate $400 Senior Notes due 2010 and fixed-rate $600 Senior Notes due 2015, respectively. The outstanding market values of these swap agreements were $8 and $27 unrealized gain, respectively, at April 25, 2008. The unrealized gains of $8 and $27 at April 25, 2008 were recorded in long-term debt with the offset recorded in other assets on the condensed consolidated balance sheets.

In December 2008, the Company terminated the interest rate swap agreements. At that time, the contracts were in an asset position, resulting in cash receipts of $62, which included $3 of accrued interest. The gain from terminating the interest rate swap agreements will increase the outstanding balance of the Senior Notes and will be amortized as a reduction of interest expense over the remaining life of the Senior Notes. The cash flows from the termination of these interest rate swap agreements are reported as operating activities in the condensed consolidated statement of cash flows.

Contingent Convertible Debentures

As of January 23, 2009, the Company has $15 remaining in aggregate principle amount of 1.250 percent Contingent Convertible Debentures, Series B due 2021 (the Debentures) outstanding. Interest is payable semi-annually. Each Debenture is convertible into shares of common stock at an initial conversion price of $61.81 per share; however, the Debentures are not convertible before their final maturity unless the closing price of the Company’s common stock reaches 110 percent of the conversion price for 20 trading days during a consecutive 30 trading day period. Upon conversion of the Debentures, the Company will pay holders cash equal to the lesser of the principal amount of the Debentures or their conversion value, and shares of the Company’s common stock to the extent the conversion value exceeds the principal amount of the Debentures. The Company may be required to repurchase the remaining debentures at the option of the holders in September 2011 or 2016. For put options exercised by the holders of the Debentures, the purchase price is equal to the principal amount of the applicable debenture plus any accrued and unpaid interest thereon to the repurchase date. If the put option is exercised, the Company will pay holders the repurchase price solely in cash. In September 2008, as a result of certain holders of the Debentures exercising their put options, the Company repurchased $79 of the Debentures for cash. The Company can redeem the remaining debentures for cash at any time.

Commercial Paper

The Company maintains a commercial paper program that allows the Company to have a maximum of $2,250 in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of January 23, 2009 and April 25, 2008, outstanding commercial paper totaled $1,011 and $874, respectively. During the three and nine months ended January 23, 2009, the weighted average original maturity of the commercial paper outstanding was approximately 65 days and 48 days, respectively, and the weighted average interest rate was 1.49 percent and 1.93 percent, respectively. The issuance of commercial paper reduces the amount of credit available under the Company’s existing lines of credit.

Lines of Credit

The Company has existing unsecured lines of credit of approximately $2,850 with various banks at January 23, 2009. The existing lines of credit include a five-year $1,750 syndicated credit facility dated December 20, 2006 that will expire on December 20, 2011 (Credit Facility). The Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes.

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

On November 2, 2007, the Company entered into a new Credit Agreement (New Credit Agreement) with the Bank of Tokyo-Mitsubishi UFJ, Ltd. (New Lender). The New Credit Agreement provides for a $300 unsecured revolving credit facility (New Facility) maturing November 2, 2010. In addition to certain initial fees, the Company is obligated to pay a commitment fee based on the total revolving commitment. Interest rates on these borrowings are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. The New Credit Agreement contains customary representations and warranties of the Company as well as affirmative covenants regarding the Company. Upon the occurrence of an event of default as defined under the New Credit Agreement, the New Lender could elect to declare all amounts outstanding under the New Facility to be immediately due and payable. As of January 23, 2009 and April 25, 2008, $0 and $300, respectively, were outstanding on the New Facility.

Note 9 – Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

	January 23, 2009	April 25, 2008
Finished goods	$853	$784
Work in process	249	250
Raw materials	327	246
Total	$1,429	$1,280

Note 10 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended January 23, 2009 are as follows:

January 23, 2009
Balance at April 25, 2008	$7,519
Goodwill as a result of acquisitions	239
Currency adjustment, net	(14)
Balance at January 23, 2009	$7,744

Intangible assets, excluding goodwill, as of January 23, 2009 and April 25, 2008 are as follows:

	Purchased Technology and Patents	Trademarks and Tradenames	Other	Total
As of January 23, 2009:
Amortizable intangible assets
Original cost	$2,701	$373	$245	$3,319
Accumulated amortization	(751)	(208)	(174)	(1,133)
Carrying value	$1,950	$165	$71	$2,186

As of April 25, 2008:
Amortizable intangible assets
Original cost	$2,538	$373	$244	$3,155
Accumulated amortization	(616)	(181)	(165)	(962)
Carrying value	$1,922	$192	$79	$2,193

Amortization expense for the three and nine months ended January 23, 2009 was $74 and $209, respectively, and for the three and nine months ended January 25, 2008 was $64 and $151, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets is as follows:

Fiscal Year	Amortization Expense
Remaining 2009	$63
2010	271
2011	265
2012	235
2013	220
Thereafter	1,132
$2,186

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

Changes in the Company’s product warranties during the nine months ended January 23, 2009 and January 25, 2008 consist of the following:

	Nine months ended
	January 23, 2009	January 25, 2008
Balance at the beginning of the period	$43	$34
Warranty claims provision	17	20
Settlements made	(23)	(16)
Balance at the end of the period	$37	$38

Note 12 – Interest (Income)/Expense, net

Interest income and interest expense for the three and nine months ended January 23, 2009 and January 25, 2008 are as follows:

	Three months ended		Nine months ended
	January 23, 2009	January 25, 2008	January 23, 2009	January 25, 2008
Interest income	$(54)	$(84)	$(148)	$(307)
Interest expense	52	75	165	193
Interest (income)/expense, net	$(2)	$(9)	$17	$(114)

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

Note 13 – Income Taxes

During the three months ended January 23, 2009, the Company recorded $12 in operational tax benefits for the finalization of certain tax returns and changes to uncertain tax position reserves. During the comparative three months ended January 25, 2008, the Company recorded $30 in operational tax benefits for the finalization of certain tax returns and changes to uncertain tax position reserves. Lastly, during the nine months ended January 23, 2009, the Company also recorded a $16 operational tax benefit associated with the retroactive renewal and extension of the research and development credit enacted by the Tax Extenders and Alternative Minimum Tax Relief Act of 2008. The $16 tax benefit related to a retroactive adjustment for the first seven months of calendar year 2008. The research and development credit related to subsequent months is included in the rate from the second quarter of fiscal year 2009 and forward. These tax adjustments are operational in nature and are recorded in provision for income taxes on the condensed consolidated statements of earnings.

As of January 23, 2009, the Company had $480 of gross unrecognized tax benefits and accrued interest and penalties of $153. If all of the Company’s unrecognized tax benefits were recognized, approximately $398 would impact the Company’s effective tax rate. The Company expects to receive the U.S. Internal Revenue Service (IRS) field audit report for fiscal years 2005 and 2006 within the next twelve months. However, based on the status of the IRS field audit, the Company cannot reasonably estimate the potential changes to its unrecognized tax benefits. The Company continues to record the liability for unrecognized tax benefits as a long-term liability as it does not expect significant payments to occur or the total amount of unrecognized tax benefits to change significantly over the next twelve months. The Company will continue to recognize interest and penalties related to income tax matters in the provision for income taxes in the condensed consolidated statement of earnings and record the liability in the current or long-term accrued income taxes in the condensed consolidated balance sheet, as appropriate.

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

In September 2005, the IRS issued its audit report for fiscal years 2000, 2001 and 2002. In addition, the IRS issued its audit report for fiscal years 2003 and 2004 in March 2007. The Company has reached agreement with the IRS on substantially all of the proposed adjustments for fiscal years 2000 through 2004. The only item of significance that remains open for these years relates to the carryover impact of the allocation of income issue proposed for fiscal years 1997 through 1999, as described in the preceding paragraph.

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

Presented below is a reconciliation between basic and diluted earnings per share:

	Three months ended		Nine months ended
(shares in millions)	January 23, 2009	January 25, 2008	January 23, 2009	January 25, 2008
Numerator:
Net earnings	$723	$77	$2,041	$1,418
Denominator:
Basic – weighted average shares outstanding	1,115.0	1,126.9	1,118.7	1,132.9
Effect of dilutive securities:
Employee stock options	0.3	7.3	3.2	10.4
Other	4.2	0.8	3.7	2.0
Diluted – weighted average shares outstanding	1,119.5	1,135.0	1,125.6	1,145.3

Basic earnings per share	$0.65	$0.07	$1.82	$1.25
Diluted earnings per share	$0.65	$0.07	$1.81	$1.24

The calculation of weighted average diluted shares outstanding excludes options for approximately 91 million and 62 million common shares for the three and nine months ended January 23, 2009, respectively, and approximately 43 million and 21 million for the three and nine months ended January 25, 2008, respectively, as the exercise price of those options was greater than the average market price for the period, resulting in an anti-dilutive effect on diluted earnings per share. For the three and nine months ended January 23, 2009 and January 25, 2008, common share equivalents related to the Company’s $4,400 of Senior Convertible Notes were anti-dilutive as the market price of the Company’s stock was below the conversion price of the Senior Convertible Notes and, therefore, were excluded from the calculation of weighted average diluted shares.

Note 15 – Comprehensive Income and Accumulated Other Comprehensive Income/(Loss)

In addition to net earnings, comprehensive income includes changes in foreign currency translation adjustments (including the change in current exchange rates, or spot rates, of net investment hedges), unrealized gains and losses on foreign exchange derivative contracts qualifying and designated as cash flow hedges, net changes in retirement obligations, and unrealized gains and losses on AFS marketable securities. Comprehensive income for the three months ended January 23, 2009 and January 25, 2008 was $644 and $88, respectively. Comprehensive income for the nine months ended January 23, 2009 and January 25, 2008 was $2,292 and $1,361, respectively.

Presented below is a summary of activity for each component of accumulated other comprehensive income/(loss):

	Unrealized Gain/(Loss) on Investments	Cumulative Translation Adjustments	Net Change in Retirement Obligations	Unrealized Gain/(Loss) on Foreign Exchange Derivatives	Accumulated Other Comprehensive Income/(Loss)
Balance April 25, 2008	$(41)	$209	$(189)	$(266)	$(286)
Period Change	(9)	2	1	85	78
Balance July 25, 2008	$(50)	$211	$(188)	$(181)	$(208)
Period Change	(51)	(134)	14	423	252
Balance October 24, 2008	$(101)	$77	$(174)	$242	$44
Period Change	5	(28)	1	(57)	(79)
Balance January 23, 2009	$(96)	$49	$(173)	$185	$(35)

Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in non-U.S. subsidiaries. The tax expense/(benefit) on the unrealized gain/(loss) on foreign exchange derivatives for the three and nine months ended January 23, 2009 was $(36) and $293, respectively. The tax benefit on the unrealized gain/(loss) on investments for the three and nine months ended January 23, 2009 was $2 and $34, respectively. The tax benefit on the net change in retirement obligations was not material for the three and nine months ended January 23, 2009.

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

The following table presents the components and classification of stock-based compensation expense recognized for the three and nine months ended January 23, 2009 and January 25, 2008:

	Three months ended		Nine months ended
	January 23, 2009	January 25, 2008	January 23, 2009	January 25, 2008
Stock options	$41	$46	$107	$104
Restricted stock awards	25	22	59	47
Employee stock purchase plan	4	3	12	12
Total stock-based compensation expense	$70	$71	$178	$163

Cost of products sold	$8	$8	$21	$19
Research and development expense	17	17	43	39
Selling, general and administrative expense	45	46	114	105
Total stock-based compensation expense	$70	$71	$178	$163

In connection with the acquisition of Kyphon on November 2, 2007, the Company assumed Kyphon’s unvested stock-based awards. These awards are amortized over 2.5 years, which was their remaining weighted average vesting period at the time of acquisition. For the three and nine months ended January 23, 2009, the Company recognized $4 and $17, respectively, of stock-based compensation expense associated with the assumed Kyphon awards. For both the three and nine months ended January 25, 2008, the Company recognized $13 of stock-based compensation expense associated with the assumed Kyphon awards. See Note 3 for further discussion of the Kyphon acquisition.

Note 17 – Retirement Benefit Plans

The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans (post-retirement benefits), defined contribution savings plans and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the pension and post-retirement medical plans include the following components for the three and nine months ended January 23, 2009 and January 25, 2008:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Three months ended		Three months ended		Three months ended
	January 23, 2009	January 25, 2008	January 23, 2009	January 25, 2008	January 23, 2009	January 25, 2008
Service cost	$18	$18	$8	$8	$4	$4
Interest cost	15	13	6	4	3	3
Expected return on plan assets	(25)	(21)	(6)	(5)	(3)	(3)
Recognized actuarial loss	1	3	—	1	—	1
Net periodic benefit cost	9	13	8	8	4	5
Special termination benefits	—	—	—	—	—	—
Total cost for period	$9	$13	$8	$8	$4	$5

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Nine months ended		Nine months ended		Nine months ended
	January 23, 2009	January 25, 2008	January 23, 2009	January 25, 2008	January 23, 2009	January 25, 2008
Service cost	$54	$54	$24	$23	$12	$12
Interest cost	45	39	18	12	9	9
Expected return on plan assets	(74)	(63)	(18)	(14)	(9)	(9)
Recognized actuarial loss	3	9	—	2	—	2
Net periodic benefit cost	28	39	24	23	12	14
Special termination benefits	—	3	—	—	—	1
Total cost for period	$28	$42	$24	$23	$12	$15

As a result of the fiscal year 2007 restructuring initiative that began in the fourth quarter of fiscal year 2007, the Company has recognized special termination benefits in the nine months ended January 25, 2008 related to employees electing to accept early retirement packages provided under the restructuring initiatives. The incremental expense from these special termination benefits is reflected in the table above.

Note 18 – Contingencies

The Company is involved in a number of legal actions. The outcomes of these legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, that could require significant expenditures or result in lost revenues. In accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5), the Company records a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. While it is not possible to predict the outcome for most of the matters discussed, the Company believes it is possible that costs associated with them could have a material adverse impact on the Company’s consolidated earnings, financial position or cash flows.

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

Litigation with Johnson & Johnson and Cordis Corporation

On February 20, 2006, an arbitration panel issued a final, non-appealable award concluding that Medtronic Vascular’s S670, S660, S540, S7 and Driver stents, which were formerly the subject of a patent infringement dispute between J&J and Cordis and Medtronic Vascular, are licensed under a 1997 agreement between the two companies and subject to a covenant not to sue contained within a 1998 amendment to the 1997 agreement. Cordis since initiated six arbitration proceedings against Medtronic Vascular alleging that certain of the products infringe certain patents of J&J and Cordis, and is seeking royalties for such infringement, if any. The first arbitration proceeding has been rescheduled to start July 27, 2009, and will determine whether multiple Medtronic stent products are infringing a single Cordis patent. Each of the remaining five arbitrations, however, as required under the 1997 agreement, will only address whether a single Medtronic stent product infringes another group of Cordis patents. The first of the remaining five arbitrations is being scheduled for early fall 2009, but dates have not been set for hearings for the remaining arbitrations. The Company has not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

Litigation with Abbott Cardiovascular Systems Inc.

On December 24, 1997, Abbott Cardiovascular Systems Inc. (ACS), a subsidiary of Abbott Laboratories (Abbott), sued Medtronic Vascular in U.S. District Court for the Northern District of California alleging that certain models of Medtronic Vascular’s bare metal stents infringe the Lau stent patents held by ACS, and seeking injunctive relief and monetary damages. In February 2005, following trial in Delaware federal district court, a jury determined that the ACS Lau stent patents were valid and that Medtronic’s Driver, GFX, MicroStent, S540, S660, S670, Bestent2 and S7 stents (the bare metal stents) infringe those patents. Medtronic Vascular made numerous post-trial motions challenging the jury’s verdict of infringement and validity. In August 2005, the Court issued an order continuing a stay of any further proceedings on the questions of damages or willful infringement.

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

On August 6, 2007, the Delaware District Court granted Medtronic’s July 6, 2007 motion to stay, in part, permitting arbitration to proceed on Medtronic’s assertion that it has a license to practice the U.S. Lau patents in its Endeavor stent. On February 26, 2008, an arbitrator concluded that the Company was not licensed to practice the U.S. Lau patents in its Endeavor stent and ACS filed a sealed motion with the District Court seeking to lift the July 6, 2007 stay of proceedings on ACS’s motion for an injunction as to Endeavor. On September 29, 2008, the Delaware District Court granted ACS’s motion to lift the stay of proceedings with regard to Endeavor and then denied ACS’s motion for a permanent injunction with respect to both Driver and Endeavor. On October 2, 2008, Medtronic filed its Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit with respect to the May 2007 judgment in favor of ACS, and all other adverse rulings to Medtronic. On October 15, 2008, ACS appealed from the District Court’s September 29, 2008 order denying ACS’s request for a permanent injunction. Medtronic filed its principal brief in the appeal on January 26, 2009. Briefing is expected to be completed by early June 2009, after which the U.S. Court of Appeals for the Federal Circuit will set a date for hearing oral argument.

On June 18, 2008, Abbott initiated legal proceedings in the Netherlands against Medtronic BV, Medtronic Trading NL BV and BV Medtronic FSC asserting that certain of Medtronic’s Driver, Endeavor and Endeavor Resolute large vessel diameter stents infringe an Abbott European Lau patent issued on June 18, 2008. A hearing took place on August 7, 2008 in the Netherlands district court in The Hague to consider Abbott’s request for a preliminary injunction against infringement in the Netherlands. On August 28, 2008, the court granted Abbott a preliminary injunction against Medtronic prohibiting Medtronic from making, selling and distributing certain large vessel diameter Medtronic stents in the Netherlands. The affected stents are Medtronic’s large vessel stents, 4.0mm and larger and one stent sized 3.5mm by 9mm. The injunction does not apply outside of the Netherlands, and Medtronic has alternative means in place for distribution of the affected stents outside of the Netherlands while the preliminary injunction remains in effect. Medtronic has appealed the preliminary decision and on February 6, 2009 challenged the preliminary ruling at a full trial on the merits. A trial decision is expected on April 8, 2009. The European Lau patent remains subject to challenges to the patent’s validity in opposition proceedings in the European patent office as well as in the proceedings in court in the Netherlands. Abbott has filed similar lawsuits against Medtronic’s large vessel bare metal stents in France, Germany and Japan. In the German proceeding, a trial date is set for August 2009. In France, a trial is scheduled for July 2009. In Japan, a series of hearings will be held throughout 2009, beginning on February 2, 2009.

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

Litigation with DePuy Spine

On January 26, 2001, DePuy Spine (formerly DePuy/AcroMed), a subsidiary of J&J, and Biedermann Motech GmbH (collectively, DePuy) filed suit in U.S. District Court for the District of Massachusetts alleging that Medtronic’s subsidiary, Medtronic Sofamor Danek USA, Inc. (MSD), was infringing a patent relating to a design for a thoracolumbar multi-axial screw (MAS). DePuy subsequently supplemented its allegations to claim that MSD’s M10, M8 and Vertex screws infringe the patent. On April 17, 2003 and February 26, 2004, the District Court ruled on summary judgment that the M10, M8 and Vertex screws do not infringe. On October 1, 2004, a jury found that MAS screws, which MSD no longer sells in the U.S., infringe under the doctrine of equivalents. The jury awarded damages of $21 and on February 9, 2005, the Court entered judgment against MSD, including prejudgment interest, in the aggregate amount of $24. In the third quarter of fiscal year 2005, the Company recorded an expense equal to the $24 judgment in the matter. DePuy appealed the Court’s decisions that the M10, M8 and Vertex screws do not infringe, and MSD appealed the jury’s verdict that the MAS screws infringe valid claims of the patent. On November 20, 2006, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the District Court that the M10 and M8 screws do not infringe, affirmed the jury’s verdict and damage award on the MAS screws, affirmed the decision that the Vertex screws do not literally infringe, but remanded the case, ruling that there is a triable issue of fact as to whether the Vertex screws infringe under the doctrine of equivalents. On remand, DePuy further supplemented its allegations to claim that an additional product, the Vertex Max screws, also infringe. On March 20, 2007, the District Court declined to stay execution of the judgment relating to the MAS product. On March 30, 2007, the judgment plus accrued interest was paid under protest. On September 27, 2007, a jury found that the Vertex and Vertex Max screws infringe under the doctrine of equivalents and awarded $226 in damages to DePuy, and the District Court entered judgment against Medtronic on December 12, 2007. Thereafter, the District Court ruled on all post-trial motions, increasing the award to DePuy to an estimated amount of $272. The District Court also granted a permanent injunction against Medtronic that prohibits Medtronic from making, using and selling Vertex and Vertex Max polyaxial screws in the U.S.; however, Medtronic’s recently-introduced Vertex Select multi-axial screw is not affected by the injunction. Medtronic has appealed to the U. S. Court of Appeals for the Federal Circuit. DePuy has cross-appealed. Oral arguments occurred on January 5, 2009. The Company believes that an unfavorable outcome in this matter is not probable. Accordingly, the Company has not recorded any additional expense related to damages in this matter because any potential loss is not currently probable under SFAS No. 5.

Litigation with Cross Medical Products, Inc.

On May 2, 2003, Cross Medical Products, Inc. (Cross) sued MSD in the U.S. District Court for the Central District of California. The suit alleged that MSD’s CD Horizon, Vertex and Crosslink products infringe certain patents owned by Cross. MSD countered that Cross’ cervical plate products infringe certain patents of MSD, and Cross has filed a reply alleging that certain MSD cervical plate products infringe certain patents of Cross. Separately, on February 1, 2006, MSD filed a lawsuit in the U.S. District Court for the District of New Jersey against Biomet Inc., the corporate parent of Cross (Biomet) and its subsidiary EBI Spine, L.P., for patent infringement. On December 12, 2008, Medtronic, through its subsidiaries, settled the above litigation with Cross and Biomet.

Marquis/Maximo/InSync Matters

On February 10, 2005, Medtronic voluntarily began to advise physicians about the possibility that a specific battery shorting mechanism might manifest itself in a subset of ICDs and cardiac resynchronization therapy-defibrillators (CRT-Ds). These included certain Marquis VR/DR and Maximo VR/DR ICDs and certain InSync I/II/III CRT-D devices. Subsequent to this voluntary field action, a number of lawsuits were filed against the Company alleging a variety of claims, including individuals asserting claims of personal injury and third party payors alleging entitlement to reimbursement. Many of these lawsuits were settled, and in the third quarter of fiscal year 2008, the Company recorded an expense of $123 relating to the settlement in accordance with SFAS No. 5 as the potential loss was both probable and reasonably estimable. The Company paid substantially all of the $123 in the first quarter of fiscal year 2009. Currently, there remain a limited number of immaterial, individual lawsuits and one third party payor putative class action relating to the same subject matter. In addition, class action product liability suits pending in Canada are consolidated in the Ontario Superior Court of Justice. That court certified a class proceeding on December 6, 2007 and denied Medtronic’s leave to appeal certification on May 15, 2008. The class was certified to include individual implant recipients and their family members. In addition, the subrogated claims of the provincial health insurers to recover costs incurred in providing medical services to the implant class are claimed in the class proceeding. The court-ordered procedure for providing notice to potential class members has commenced and document discovery is under way. Discovery is expected to be completed during 2009. The Company has not recorded an expense related to damages for the remaining suits because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

Sprint Fidelis Product Liability Matters

On October 15, 2007, the Company voluntarily suspended worldwide distribution of its Sprint Fidelis (Fidelis) family of defibrillation leads. The leads are used to deliver therapy in patients with ICDs, but are generally not used in pacemaker patients. The U.S. Food and Drug Administration (FDA) subsequently classified the Company’s action as a Class I recall. As of March 2, 2009, approximately 1,060 lawsuits regarding the Fidelis leads have been filed against the Company, including approximately 37 putative class action suits reflecting a total of approximately 2,100 individual personal injury cases. In general, the suits allege claims of product liability, warranty, negligence, unjust enrichment, emotional distress and consumer protection violations. One lawsuit includes a claim by an individual purporting to act as a surrogate for the Center for Medicare and Medicaid Services, and one lawsuit has been brought by a third party payor as a putative class action suit. In addition, one putative class action has been filed in the Ontario Superior Court of Justice in Canada. Approximately 300 of the lawsuits have been filed in state court, generally alleging similar causes of action. Of those state court actions, approximately 280 are consolidated before a single judge in Hennepin County District Court in the state of Minnesota. The federal court cases have been consolidated for pretrial proceedings before a single federal judge in the U.S. District Court for the District of Minnesota pursuant to the Multi-District Litigation (“MDL”) rules. On January 5, 2009, the MDL court entered an order dismissing with prejudice the master consolidated complaint for individuals and the master consolidated complaint for third party payors on grounds of federal preemption. On February 5, 2009, the court denied plaintiffs’ request to file a motion for reconsideration of the dismissals with prejudice and granted plaintiffs request to file a motion seeking permission to amend the master consolidated complaint for individuals. Plantiffs filed their motion for leave to amend on February 27, 2009; Medtronic’s opposition to the request to amend is due March 20, 2009. Discovery in the MDL and the Minnesota state court continues to be stayed pending further proceedings.

The Company has not recorded an expense related to damages in connection with the matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

Shareholder Related Matters

On November 8, 2007, a putative class action complaint was filed against the Company and certain of its officers in the U.S. District Court for the District of Minnesota, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act) and Rule 10b-5 thereunder. The complaint is brought on behalf of persons or entities who purchased securities of Medtronic during the period of June 25, 2007 through October 15, 2007. The complaint alleges that “materially false and misleading” representations were made as to the market acceptance and use of the Fidelis defibrillator leads to artificially inflate Medtronic’s stock price. Pursuant to court order, the caption of the case was changed to Medtronic, Inc., Securities Litigation, and a consolidated putative class action complaint was filed on April 18, 2008. The Company filed a motion to dismiss the consolidated class action complaint with prejudice, and a hearing occurred on January 27, 2009.

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

Similarly, on January 9, 2008, Iris Markewich filed a shareholder derivative action against both the Company and certain of its officers, directors, and employees (the defendants) in the U.S. District Court for the District of Minnesota, alleging breach of fiduciary duty, waste of corporate assets and other claims arising from the same subject matter as the consolidated class action complaint. After the defendants moved to dismiss the complaint, the plaintiffs amended their complaint to add similar allegations relating to alleged off-label promotion of INFUSE Bone Graft. The defendants have filed a motion to dismiss, which has been set for hearing on April 14, 2009. On January 9, 2009, Richard Gulbrandsen filed a similar shareholder derivative action against both the Company and certain of its officers, directors, and employees in Hennepin County District Court in the state of Minnesota, alleging breach of fiduciary duty and other claims arising from the same subject matter as the Markewich putative class action complaint.

In addition, on August 11, 2008, a complaint was filed against the Company and certain directors, officers, and other company personnel in the U.S. District Court for the District of Minnesota, alleging violations of the Employee Retirement Income Security Act arising from the same subject matter as the consolidated class complaint. The complaint was filed on behalf of a putative class of participants in and beneficiaries of the Medtronic Inc. Saving and Investment Plan whose individual accounts hold shares of company stock at any time from February 15, 2007 to November 19, 2007. On December 29, 2008, the plaintiff amended the complaint to add similar allegations relating to alleged off-label promotion of INFUSE Bone Graft and to amend the class to include participants in the plan from February 15, 2007 to December 12, 2008. The defendants have filed a motion to dismiss which has been set for hearing on May 13, 2009.

On December 11, 2008, the Minneapolis Firefighters’ Relief Association filed a putative class action complaint against the Company and two of its officers in the U.S. District Court for the District of Minnesota, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. The complaint is brought on behalf of persons or entities who purchased securities of Medtronic from November 19, 2007 through November 17, 2008. The complaint alleges that the defendants made false and misleading public statements concerning the INFUSE bone graft product which artificially inflated Medtronic’s stock price during the period.

The Company has not recorded an expense related to damages in connection with these shareholder related matters because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

Mirowski

Medtronic is a licensee to the RE 38,119 patent (‘119 Patent) and RE 38,897 patent (‘897 Patent) owned by Mirowski Family Ventures, LLC (Mirowski) relating to the treatment of hemodynamic dysfunction. Medtronic and Mirowski dispute the application of the ‘119 and ‘897 Patents to certain Medtronic cardiac resynchronization products. The parties entered into a tolling agreement deferring and conditioning any litigation of the dispute upon conditions precedent. The tolling agreement expired on October 1, 2007. In subsequent notices, Mirowski identified certain claims of the two patents that Mirowski asserts Medtronic is using. On December 17, 2007, Medtronic filed an action in U.S. District Court in Delaware seeking a declaration that none of its products infringe any valid claims of either the ‘119 or ‘897 Patents. If certain conditions are fulfilled, the ‘119 and/or ‘897 Patents are determined to be valid and the Medtronic products are found to infringe the ‘119 and/or ‘897 Patents, Medtronic will be obligated to pay royalties to Mirowski based upon sales of certain CRT-D products. As of January 23, 2009, the amount of disputed royalties and interest related to CRT-D products is $102. This amount has not been accrued because the outcome is not currently probable under SFAS No. 5.

In addition, Medtronic is a licensee to the 4,407,288 Patent (‘288 Patent) owned by Mirowski relating to ICDs. Until November 2001, Medtronic accrued and paid royalties under the license based on a percentage of ICD sales. Medtronic and Mirowski dispute the application of the ‘288 Patent to certain Medtronic ICD products. In November 2001, Medtronic ceased paying royalties and entered into an agreement with Mirowski to pay putative royalties into an interest-bearing escrow account through the expiration of the ‘288 Patent in December of 2003. As of January 23, 2009, the current balance in the interest-bearing escrow account is $83. The parties also entered into a tolling agreement deferring and conditioning any litigation of the obligation to pay royalties upon certain conditions precedent. If these conditions are fulfilled and the patent determined to be invalid or Medtronic’s products found not to infringe, the escrowed funds will be released to Medtronic.

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

Note 19 – Segment and Geographic Information

Segment information:

During fiscal year 2008, the Company revised its operating segment reporting to separate the Navigation business from Spinal. For most of fiscal year 2008, Navigation was reported as part of a stand alone segment named Corporate Technologies and New Ventures. In the fourth quarter of fiscal year 2008, the decision was made to include the Navigation business as a component of the Ear, Nose and Throat (ENT) segment, which was renamed Surgical Technologies to reflect the expanding scope and focus of this business. As a result, the Company now functions in seven operating segments, consisting of CRDM, Spinal, CardioVascular, Neuromodulation, Diabetes, Surgical Technologies, and Physio-Control. The applicable information for the three and nine months ended January 25, 2008 has been reclassified to conform to the current presentation of seven operating segments.

Each of the Company’s operating segments have similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments, and shared infrastructures. Net sales by operating segment are as follows:

	Three months ended		Nine months ended
	January 23, 2009	January 25, 2008	January 23, 2009	January 25, 2008
Cardiac Rhythm Disease Management	$1,169	$1,218	$3,714	$3,601
Spinal	832	808	2,520	2,112
CardioVascular	565	512	1,792	1,488
Neuromodulation	354	320	1,045	930
Diabetes	277	258	818	744
Surgical Technologies	207	195	622	552
Physio-Control	90	94	259	228
Total Net Sales	$3,494	$3,405	$10,770	$9,655

On December 4, 2006, the Company announced its intention to pursue a spin-off of Physio-Control into an independent, publicly traded company. Physio-Control is the Company’s wholly-owned subsidiary that offers external defibrillators, emergency response systems, data management solutions and support services used by hospitals and emergency response personnel. However, shortly thereafter, on January 15, 2007, the Company announced a voluntary suspension of U.S. shipments of Physio-Control products manufactured at its facility in Redmond, Washington in order to address quality system issues. In the months following the suspension of U.S. shipments, the Company worked diligently with the FDA to address the quality system issues and resumed limited shipments to critical customers. As a result of the work performed, on April 28, 2008, the Company announced that it had reached an agreement on a consent decree with the FDA regarding quality system improvements for its external defibrillator products. The agreement was filed on April 25, 2008 in the U.S. District Court for the Western District of Washington and was approved by the court on May 9, 2008. The agreement addresses issues raised by the FDA during inspections regarding Physio-Control’s quality system processes and outlines the actions Physio-Control must take in order to resume unrestricted distribution of its external defibrillators. In fiscal year 2008, Physio-Control had resumed limited shipments to critical need customers in the U.S. Following the resolution of the quality system issues, the Company intends to pursue the spin-off of Physio-Control. Physio-Control’s income/(loss) before interest and income taxes for the three and nine months ended January 23, 2009 is $(3) and $(20), respectively and for the three and nine months ended January 25, 2008 is $2 and $(23), respectively.

Geographic information

Net sales to external customers by geography are as follows:

	Three months ended		Nine months ended
	January 23, 2009	January 25, 2008	January 23, 2009	January 25, 2008
United States	$2,176	$2,098	$6,621	$6,005
Europe	824	838	2,641	2,294
Asia Pacific	382	346	1,151	1,025
Other Foreign	112	123	357	331
Total Net Sales	$3,494	$3,405	$10,770	$9,655

Note 20 – Subsequent Events

On February 6, 2009, the Company acquired Ablation Frontiers, Inc. (AFI), a privately held company. Under the terms of the agreement announced on January 12, 2009, the transaction includes an initial up-front payment of $225 plus potential additional payments contingent upon achievement of certain clinical milestones.

AFI develops radiofrequency (RF) ablation solutions for treatment of atrial fibrillation. AFI’s system of ablation catheters and RF generator is currently approved in certain markets outside the U.S. AFI will be part of the Company’s CRDM segment.

On February 20, 2009, the Company acquired Ventor Technologies, Ltd. (Ventor), a privately held company. The Company acquired Ventor for a payment of $325.

In addition to the acquisition of AFI and Ventor, on February 23, 2009 the Company announced it had signed a definitive agreement to acquire CoreValve, Inc. (CoreValve), a privately held company. The terms of the CoreValve transaction include an initial upfront payment of $700 plus additional payments contingent upon achievement of certain milestones. The close of the transaction is contingent upon regulatory approval in certain jurisdictions.

Both Ventor and CoreValve have developed transcatheter heart valve technologies for replacement of the aortic valve. CoreValve’s technology received CE mark approval in 2007 and uses a transfemoral approach to delivery of the valve. Ventor’s technology is under clinical investigation in Europe and uses a transapical approach to delivery of the valve. Together these acquisitions will be part of the Company’s CardioVascular segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNDERSTANDING OUR FINANCIAL INFORMATION

The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic, Inc. (Medtronic or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the fiscal year ended April 25, 2008 and in our Quarterly Reports on Form 10-Q for the fiscal periods ended July 25, 2008 and October 24, 2008. In addition, you should read this discussion along with our condensed consolidated financial statements and related Notes thereto as of January 23, 2009.

Financial Trends

Throughout this financial discussion and analysis, you may read about transactions or events that materially contribute to or reduce earnings and materially affect financial trends. We refer to these transactions and events as either special (such as asset impairments), restructuring, certain litigation, and purchased in-process research and development (IPR&D) charges, or certain tax adjustments. These charges, or benefits, result from facts and circumstances that vary in frequency and/or impact to operations. While understanding these charges is important in understanding and evaluating financial trends, other transactions or events may also have a material impact on financial trends. A complete understanding of the special, restructuring, certain litigation, and IPR&D charges and certain tax adjustments is necessary in order to estimate the likelihood that financial trends will continue.

EXECUTIVE LEVEL OVERVIEW

We are the global leader in medical technology - alleviating pain, restoring health and extending life for millions of people around the world. During fiscal year 2008, we revised our operating segment reporting to separate the Navigation business from Spinal. For most of fiscal year 2008, Navigation was reported as part of a stand-alone segment named Corporate Technologies and New Ventures. In the fourth quarter of fiscal year 2008, the decision was made to include the Navigation business as a component of the Ear, Nose and Throat (ENT) segment, which was renamed Surgical Technologies to reflect the expanding scope and focus of this business. As a result, the Company now functions in seven operating segments, consisting of Cardiac Rhythm Disease Management (CRDM), Spinal, CardioVascular, Neuromodulation, Diabetes, Surgical Technologies, and Physio-Control. The applicable information for the three and nine months ended January 25, 2008 has been reclassified to conform to the current presentation of seven operating segments.

Through these seven operating segments, we develop, manufacture, and market our medical devices in more than 120 countries worldwide. Our primary products include those for cardiac rhythm disorders, cardiovascular disease, neurological disorders, spinal conditions and musculoskeletal trauma, urological and digestive disorders, diabetes, and ear, nose, and throat conditions.

Net earnings for the third quarter of fiscal year 2009 were $723 million, or $0.65 per diluted share, as compared to net earnings of $77 million, or $0.07 per diluted share for the same period in the prior fiscal year. Net earnings for the three months ended January 23, 2009 include an after-tax IPR&D charge that decreased net earnings by $72 million. Net earnings for the three months ended January 25, 2008 included after-tax special, certain litigation, and IPR&D charges that decreased net earnings by $636 million. See further discussion of these charges in the “Special, Restructuring, Certain Litigation, and IPR&D Charges” section of this management’s discussion and analysis. The increase in net earnings for the three months ended January 23, 2009 was driven primarily by an increase in net sales, lower IPR&D, and the lack of special or certain litigation charges in the period.

Net earnings for the nine months ended January 23, 2009 were $2.041 billion, or $1.81 per diluted share, as compared to net earnings of $1.418 billion, or $1.24 per diluted share for the same period in the prior fiscal year, representing an increase of 44 percent and 46 percent, respectively. Net earnings for the nine months ended January 23, 2009 included after-tax restructuring, certain litigation and IPR&D charges that decreased net earnings by $325 million. Net earnings for the nine months ended January 25, 2008 included after-tax special, restructuring, certain litigation and IPR&D charges that decreased net earnings by $672 million. See further discussion of these charges in the “Special, Restructuring, Certain Litigation, and IPR&D Charges” section of this management’s discussion and analysis. The increase in net earnings for the nine months ended January 23, 2009 was driven primarily by an increase in net sales and a decrease in special, certain litigation and IPR&D charges.

The table below illustrates net sales by operating segment for the three and nine months ended January 23, 2009 and January 25, 2008:

	Three months ended			Nine months ended
(dollars in millions)	January 23, 2009	January 25, 2008	% Change	January 23, 2009	January 25, 2008	% Change
Cardiac Rhythm Disease Management	$1,169	$1,218	(4)%	$3,714	$3,601	3%
Spinal	832	808	3	2,520	2,112	19
CardioVascular	565	512	10	1,792	1,488	20
Neuromodulation	354	320	11	1,045	930	12
Diabetes	277	258	7	818	744	10
Surgical Technologies	207	195	6	622	552	13
Physio-Control	90	94	(4)	259	228	14
Total Net Sales	$3,494	$3,405	3%	$10,770	$9,655	12%

Net sales for the three and nine months ended January 23, 2009 were $3.494 billion and $10.770 billion, an increase of 3 percent and 12 percent, respectively, from the same periods in the prior fiscal year. Foreign currency translation had an (unfavorable)/favorable impact of $(110) million and $111 million on net sales for the three and nine months ended January 23, 2009, respectively, when compared to the same periods in the prior fiscal year. The net sales increase in the current fiscal year was driven by the addition of Kyphon to our Spinal business, the continued demand for the Endeavor drug eluting stent (Endeavor) in our CardioVascular business, and sales growth in the Neuromodulation, Diabetes and Surgical Technologies businesses. See our discussion in the “Net Sales” section of this management’s discussion and analysis for more information on the results of our significant operating segments.

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

OTHER MATTERS

On December 4, 2006, we announced our intention to pursue a spin-off of Physio-Control into an independent, publicly traded company. Physio-Control is our wholly-owned subsidiary that offers external defibrillators, emergency response systems, data management solutions, and support services used by hospitals and emergency response personnel. However, shortly thereafter, in January 2007, we announced a voluntary suspension of U.S. shipments of Physio-Control products manufactured at our facility in Redmond, Washington in order to address quality system issues. In the months following the suspension of U.S. shipments, we worked diligently with the U.S. Food and Drug Administration (FDA) to address the quality system issues and resumed limited shipments to critical need customers. As a result of the work performed to date, on April 28, 2008, we announced that we had reached an agreement on a consent decree with the FDA regarding quality system improvements for our external defibrillator products. The agreement was filed on April 25, 2008 in the U.S. District Court for the Western District of Washington and was approved by the court on May 9, 2008. The agreement addresses issues raised by the FDA during inspections regarding Physio-Control’s quality system processes and outlines the actions Physio-Control must take in order to resume unrestricted distribution of our external defibrillators. We are continuing to work diligently on implementing the required actions necessary to resolve the quality issues addressed by the FDA so that we may resume unrestricted distribution of all products. Following the resolution of the quality system issues, we intend to pursue the spin-off of Physio-Control.

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

The Company’s overall tax rate including the tax impact of restructuring, certain litigation, and IPR&D charges has resulted in an effective tax rate of 22.44 percent and 19.84 percent for the three and nine months ended January 23, 2009, respectively. Excluding the impact of the restructuring, certain litigation, and IPR&D charges in the three and nine months ended January 23, 2009, our operational and tax strategies have resulted in a non-GAAP nominal tax rate of 20.83 percent and 21.08 percent, respectively, versus the U.S. Federal statutory rate of 35.0 percent. An increase in our nominal tax rate of 1 percent would result in an additional income tax provision for the three and nine months ended January 23, 2009 of approximately $10 million and $30 million, respectively. See discussion of the tax rate and the tax adjustments in the “Income Taxes” section of this management’s discussion and analysis.

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

The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our condensed consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows. Goodwill was $7.744 billion and $7.519 billion as of January 23, 2009 and April 25, 2008, respectively.

Other intangible assets consist primarily of purchased technology, patents, and trademarks which are amortized using the straight-line or accelerated basis, as appropriate, over their estimated useful lives, ranging from 3 to 20 years. As of January 23, 2009, all of our intangible assets have definite lives and are amortized on a straight-line basis. We review these intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. Other intangible assets, net of accumulated amortization, were $2.186 billion and $2.193 billion as of January 23, 2009 and April 25, 2008, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

ACQUISITIONS

Three and nine months ended January 23, 2009

On November 12, 2008, we acquired substantially all of the shares of CryoCath Technologies Inc. (CryoCath). Under the terms of the agreement announced on September 25, 2008, CryoCath shareholders received $8.75 Canadian dollars per share in cash for each share of CryoCath common stock that they owned. Total consideration for the transaction, net of cash acquired, was approximately $352 million U.S. dollars including the purchase of all outstanding CryoCath common stock, the assumption and settlement of existing CryoCath debt and the payment of direct acquisition costs. CyroCath develops cryotherapy products to treat cardiac arrhythmias. CryoCath’s Arctic Front product is a minimally invasive cryo-balloon catheter designed specifically to treat atrial fibrillation and is currently approved in certain markets outside the U.S.

On July 16, 2008, we acquired Restore Medical, Inc. (Restore). Restore’s Pillar Palatal Implant System (Pillar System) will be integrated into the Surgical Technologies operating segment. The Pillar System will provide us with a minimally invasive, implantable medical device used to treat the soft palate component of sleep breathing disorders, including mild to moderate obstructive sleep apnea and snoring. Restore shareholders received $1.60 per share in cash for each share of Restore common stock they owned. Total consideration for the transaction was approximately $29 million, net of cash acquired.

The pro forma impact of the CryoCath and Restore acquisitions was not significant, individually or in the aggregate, to our results for the three and nine months ended January 23, 2009 or January 25, 2008. The results of operations related to each company have been included in our consolidated statements of earnings since the date each company was acquired.

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

The results of operations related to Kyphon have been included in our condensed consolidated statements of earnings since the date of the acquisition and include the full amortization of a $34 million inventory write-up recorded as part of the Kyphon acquisition accounting. The pro forma impact of Kyphon was significant to our results for the three and nine months ended January 25, 2008. See Note 3 to the condensed consolidated financial statements for the unaudited pro forma results of operations for the nine months ended January 25, 2008.

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

In addition to the acquisitions disclosed above, we periodically acquire certain tangible or intangible assets in transactions that do not otherwise warrant separate disclosure. These transactions are largely reflected in the condensed consolidated statements of cash flows as a component of investing activities under purchase of intellectual property.

Subsequent Acquisitions

On February 6, 2009, we acquired Ablation Frontiers, Inc. (AFI), a privately held company. Under the terms of the agreement announced on January 12, 2009, the transaction includes an initial up-front payment of $225 million plus potential additional payments contingent upon achievement of certain clinical milestones. AFI develops radiofrequency (RF) ablation solutions for treatment of atrial fibrillation. AFI’s system of ablation catheters and RF generator is currently approved in certain markets outside the U.S. AFI will be part of our CRDM segment

On February 20, 2009, we acquired Ventor Technologies, Ltd. (Ventor), a privately held company. We acquired Ventor for a payment of $325.

In addition to the acquisition of AFI and Ventor, on February 23, 2009 it was announced that we had signed a definitive agreement to acquire CoreValve, Inc. (CoreValve), a privately held company. The terms of the CoreValve transaction include an initial upfront payment of $700 plus additional payments contingent upon achievement of certain milestones. The close of the transaction is contingent upon regulatory approval in certain jurisdictions.

Both Ventor and CoreValve have developed transcatheter heart valve technologies for replacement of the aortic valve. CoreValve’s technology received CE mark approval in 2007 and uses a transfemoral approach to delivery of the valve. Ventor’s technology is under clinical investigation in Europe and uses a transapical approach to delivery of the valve. Together these acquisitions will be part of our CardioVascular segment.

NET SALES

The table below illustrates net sales by operating segment for the three and nine months ended January 23, 2009 and January 25, 2008:

	Three months ended			Nine months ended
(dollars in millions)	January 23, 2009	January 25, 2008	% Change	January 23, 2009	January 25, 2008	% Change
Pacing Systems	$457	$478	(4)%	$1,490	$1,468	1%
Defibrillation Systems	694	726	(4)	2,182	2,091	4
Other	18	14	29	42	42	—
CARDIAC RHYTHM DISEASE MANAGEMENT	1,169	1,218	(4)	3,714	3,601	3
Core Spine	479	455	5	1,441	1,371	5
Biologics	205	206	—	624	594	5
Kyphon	148	147	1	455	147	210
SPINAL	832	808	3	2,520	2,112	19
Coronary Stents	186	157	18	630	459	37
Other Coronary/Peripheral	110	103	7	330	294	12
Endovascular	99	70	41	281	208	35
Revascularization and Surgical Therapies	103	109	(6)	332	316	5
Structural Heart Disease	67	73	(8)	219	211	4
CARDIOVASCULAR	565	512	10	1,792	1,488	20
Neuro Implantables	283	260	9	837	760	10
Gastroenterology & Urology	71	60	18	208	170	22
NEUROMODULATION	354	320	11	1,045	930	12
DIABETES	277	258	7	818	744	10
Core ENT	83	81	2	255	231	10
Neurologic Technologies	78	73	7	238	216	10
Navigation	46	41	12	129	105	23
SURGICAL TECHNOLOGIES	207	195	6	622	552	13
PHYSIO-CONTROL	90	94	(4)	259	228	14
TOTAL	$3,494	$3,405	3%	$10,770	$9,655	12%

Net sales for the three and nine months ended January 23, 2009 were (unfavorably)/favorably impacted by foreign currency translation of $(110) million and $111 million, respectively, when compared to the same periods of the prior fiscal year. The primary exchange rate movements that impacted our consolidated net sales growth were the U.S. dollar as compared to the Euro and the Japanese Yen. The impact of foreign currency fluctuations on net sales was not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q and Note 8 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 25, 2008 for further details on foreign currency instruments and our related risk management strategies.

Forward-looking statements are subject to risk factors (see “Cautionary Factors That May Affect Future Results” set forth in our Annual Report on Form 10-K for the year ended April 25, 2008).

Cardiac Rhythm Disease Management

CRDM products consist primarily of pacemakers, implantable defibrillators, leads, ablation products, electrophysiology catheters, and information systems for the management of patients with our devices. CRDM net sales for the three and nine months ended January 23, 2009 were $1.169 billion and $3.714 billion, a decrease of 4 percent and an increase of 3 percent, respectively, when compared to the same periods of the prior fiscal year. Foreign currency translation had an (unfavorable)/favorable impact on net sales for the three and nine months ended January 23, 2009 of approximately $(38) million and $56 million when compared to the same periods of the prior fiscal year.

Worldwide net sales of Defibrillation Systems, our largest product line, for the three and nine months ended January 23, 2009 were $694 million and $2.182 billion, a decrease of 4 percent and an increase of 4 percent, respectively, when compared to the same periods of the prior fiscal year. The decrease in net sales for the three months ended January 23, 2009 was primarily a result of a decrease in net sales in the U.S. due to significant competition and an unfavorable impact from foreign currency translation on sales outside the U.S. Net sales growth for the nine months ended January 23, 2009 was primarily a result of net sales growth outside the U.S., specifically from Secura implantable cardioverter defibrillators (ICDs) and Consulta cardiac resynchronization therapy-defibrillators (CRT-Ds), both of which are included within our new Vision 3D portfolio, and the benefit of foreign currency translation. Both the Secura ICDs and Consulta CRT-Ds feature Conexus wireless technology which allows for remote transfer of patient data and enables easier communication between the implanted device and programmer at the time of implant, during follow-up in a clinician’s office, or remotely using a patient home monitor. In addition, net sales for the comparative nine months ended January 25, 2008 were negatively impacted by our voluntary suspension of worldwide distribution of Fidelis leads in the second quarter of fiscal year 2008.

Pacing Systems net sales for the three and nine months ended January 23, 2009 were $457 million and $1.490 billion, a decrease of 4 percent and an increase of 1 percent, respectively, when compared to the same periods of the prior fiscal year. The decrease in net sales for the three months ended January 23, 2009 was primarily a result of a decrease in net sales in the U.S. due to significant competition and an unfavorable impact from foreign currency translation on sales outside the U.S. Net sales growth for the nine months ended January 23, 2009 was primarily a result of net sales growth outside the U.S. and the benefit of foreign currency translation. Sales outside the U.S. were led by the acceptance of the Adapta family of pacemakers, including the Adapta, Versa, and Sensia models. The Adapta family of pacemakers incorporates an array of automatic features to help physicians improve pacing therapy and streamline the patient follow-up process, potentially minimizing the amount of time spent in a physician’s office. Adapta offers Managed Ventricular Pacing, or MVP, which is an atrial based pacing mode that significantly reduces unnecessary pacing in the right ventricle while providing the safety of a dual chamber backup if necessary. Clinical studies have suggested that reducing this unnecessary pacing in the right ventricle may decrease the risk of developing heart failure and atrial fibrillation, a potentially life-threatening irregular heartbeat.

Looking ahead, we expect our CRDM operating segment should be impacted by the following:

•

The further launch and acceptance of our new Vision 3D portfolio, which represents a common technology platform comprised of a full line of ICDs, CRT-Ds, pacemakers and cardiac resynchronization therapy-pacemakers (CRT-Ps) to address the needs of patients with arrhythmias, heart failure and those at risk of sudden cardiac arrest. The Secura ICD and the Consulta CRT-D, the portfolio’s first ICD and CRT-D devices, became commercially available in the U.S. in the second quarter of fiscal year 2009. The Secura ICD and the Consulta CRT-D were commercially available in Western Europe beginning in the first quarter of fiscal year 2009. We expect to launch the Secura ICD and the Consulta CRT-D in Japan in the fourth quarter of fiscal year 2009. The devices within the Vision 3D portfolio provide enhanced follow-up and automaticity features and create meaningful manufacturing synergies. We will continue to develop our industry leading product portfolio to meet the medical needs of our patients.

•

Physician reimbursement in the U.S. for OptiVol Fluid Status Monitoring, which became effective January 1, 2009. OptiVol Fluid Status Monitoring is found on certain Medtronic CRT-Ds and ICDs and uses low electrical pulses that travel across the thoracic cavity to measure the level of resistance, indicating fluid in the chest which is a common symptom of heart failure. OptiVol’s ability to measure fluid status trends over time can provide important insights that are used in conjunction with ongoing monitoring of other patient symptoms.

•

The recent launch of the EnRhythm MRI SureScan pacing system (EnRhythm MRI) in certain European countries. EnRhythm MRI is the first pacemaker system to be developed and tested specifically for safe use in magnetic resonance imaging (MRI) machines under specified scanning conditions. EnRhythm MRI is designed to address and mitigate interactions between the pacing system and the magnetic resonance environment. EnRhythm MRI became available in select European countries in November 2008. We expect to launch EnRhythm MRI in the U.S. in fiscal year 2010.

•

The recent U.S. launch of the Reveal XT Insertable Cardiac Monitor (ICM) which offers comprehensive remote monitoring capabilities, via the Medtronic CareLink Network, and which allows physicians to confirm or rule out an abnormal heart rhythm. The Reveal XT ICM became commercially available in the U.S. in February 2009.

•

Our recent investments in two novel atrial fibrillation technology platforms. During the third quarter of fiscal year 2009, we acquired CryoCath, a medical technology company that develops cryotherapy products to treat cardiac arrythmias. CryoCath’s Arctic Front product is a minimally invasive cryo-balloon catheter designed specifically to treat atrial fibrillation and is currently approved in certain markets outside the U.S. See Note 3 to the condensed consolidated financial statements for additional information. In addition, on February 6, 2009, we acquired AFI, a privately held company that develops RF ablation solutions for treatment of atrial fibrillation. AFI’s system of ablation catheters and RF generator is currently approved in certain markets outside the U.S. See Note 20 to the condensed consolidated financial statements for additional information.

•

Our ability to grow consistently with the market. Our growth in CRDM has been and will continue to be contingent upon continued market growth and our ability to increase our market position. The CRDM market is characterized by significant competition, and in the current market, we believe that Medtronic’s growth has been slightly slower than that of the overall market.

Spinal

Spinal products include thoracolumbar, cervical and interbody spinal devices, and bone graft substitutes. Spinal net sales for the three and nine months ended January 23, 2009 were $832 million and $2.520 billion, an increase of 3 percent and 19 percent, respectively, over the same periods of the prior fiscal year. Foreign currency translation had an (unfavorable)/favorable impact on net sales for the three and nine months ended January 23, 2009 of approximately $(11) million and $11 million when compared to the same periods of the prior fiscal year. The growth in the nine months ended January 23, 2009 was driven by the third quarter fiscal year 2008 acquisition of Kyphon, which generated revenue of $455 million and $147 million in the nine months ended January 23, 2009 and January 25, 2008, respectively. See below and Note 3 to the condensed consolidated financial statements for further discussion about the acquisition of Kyphon.

Core Spinal net sales for the three and nine months ended January 23, 2009 were $479 million and $1.441 billion, respectively, both increases of 5 percent over the same periods of the prior fiscal year. Growth in the periods was primarily based on continued acceptance of our products for the thoracolumbar section of the spine. Thoracolumbar net sales growth for the three and nine months ended January 23, 2009 was driven by net sales of the CD HORIZON LEGACY family of products (CD HORIZON) outside the U.S. and net sales growth of the Lumbar Dynamic platform of products in the U.S. CD HORIZON is designed to provide procedural solutions for degenerative, deformity, or trauma applications using color coded implants, unique minimally invasive instruments and ergonomic designs. The growth of our Lumbar Dynamic platform of products, which allows some range in motion as compared to our fixed stabilization devices, was driven by demand for our CD HORIZON LEGACY PEEK Rod System in the U.S. Net sales growth in the U.S. was also driven by net sales of our MAST family of products, which includes a comprehensive offering of minimal-access procedural solutions. Although U.S. net sales in Core Spinal increased over the same periods of the prior fiscal year, the growth was less than the overall U.S. market growth. Our market share in the Core Spinal business continues to experience pressure from the proliferation of smaller, privately held companies competing in this market. In addition, Core Spinal net sales growth for both the three and nine months ended January 23, 2009 was positively impacted from our joint venture with Shandong Weigao Group Medical Polymer Company Limited (Weigao). The joint venture entity, which distributes Medtronic’s spinal products and Weigao’s orthopedic products in China, commenced operations in September 2008.

Spinal Biologics net sales for the three and nine months ended January 23, 2009 were $205 million and $624 million, respectively. Net sales for the three months ended January 23, 2009 were flat in comparison to the same period of the prior fiscal year, whereas net sales for the nine months ended January 23, 2009 increased 5 percent over the same period of the prior fiscal year. For both the three months ended October 24, 2008 and January 23, 2009, we believe growth was negatively impacted by several external factors including, a public health notice from the FDA regarding the off-label use of recombinant human bone morphogenic protein in the cervical spine that was issued in July 2008, a previously disclosed government investigation, negative newspaper stories, and a whistleblower lawsuit filed against a number of spine surgeons and distributors of INFUSE bone graft. The increase in net sales for the nine months ended January 23, 2009 was driven from net sales in the three months ended July 25, 2008. INFUSE Bone Graft contains a recombinant human bone morphogenetic protein, or rhBMP-2, that induces the body to grow its own bone, eliminating the need for a painful second surgery to harvest bone from elsewhere in the body.

Kyphon net sales for the three and nine months ended January 23, 2009 were $148 million and $455 million, an increase of 1 percent and 210 percent, respectively, when compared to the same periods of the prior fiscal year. Kyphon was acquired in the third quarter of fiscal year 2008 and therefore net sales for the comparative nine months ended January 25, 2008 only includes three months of net sales. Kyphon net sales were driven primarily by continued acceptance of balloon kyphoplasty procedures for treating vertebral compression fractures in the U.S. Balloon kyphoplasty, using Kyphon instruments, is presently used primarily by spine specialists, including orthopedic surgeons and neurosurgeons, interventional radiologists and interventional neuroradiologists, who repair compression fractures of the spine caused by osteoporosis, cancer or benign lesions, or trauma, through minimally invasive spine surgeries.

Looking ahead, we expect our Spinal operating segment should be impacted by the following:

•	Continued acceptance of our products for stabilization of the thoracolumbar section of the spine, including the CD HORIZON LEGACY 5.5 and PEEK 6.35 Rod Systems.

•	Increased presence outside the U.S. as a result of our joint venture with Weigao to distribute Medtronic’s spinal products and Weigao’s orthopedic products in China.

•

Continued regulatory scrutiny of off-label use in medical devices. During the nine months ended January 23, 2009, the FDA issued a public health notice regarding use of bone morphogenic protein in cervical procedures, which was received negatively by both physicians and payors. As a result, sales of our INFUSE Bone Graft remained flat in comparison to the same period in the prior year. It is uncertain if this trend will continue in subsequent quarters.

CardioVascular

CardioVascular products consist of coronary and peripheral stents and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, tissue ablation systems, and open heart and coronary bypass grafting surgical products. CardioVascular net sales for the three and nine months ended January 23, 2009 were $565 million and $1.792 billion, an increase of 10 percent and 20 percent, respectively, over the same periods of the prior fiscal year. Foreign currency translation had an (unfavorable)/favorable impact on net sales for the three and nine months ended January 23, 2009 of approximately $(27) million and $27 million, respectively, when compared to the same periods of the prior fiscal year.

Coronary Stent and Other Coronary/Peripheral net sales for the three and nine months ended January 23, 2009 were $296 million and $960 million, an increase of 14 percent and 27 percent, respectively, as compared to the same periods in the prior fiscal year. The increase in net sales for the three and nine months ended January 23, 2009 was primarily the result of the launch of Endeavor in the U.S. which began in the fourth quarter of fiscal year 2008. We had drug-eluting stents commercially available in all global markets except Japan during the nine months ended January 23, 2009. Endeavor and Endeavor Resolute drug-eluting stents generated worldwide revenue of $126 million and $453 million for the three and nine months ended January 23, 2009, respectively.

Endovascular net sales for the three and nine months ended January 23, 2009 were $99 million and $281 million, an increase of 41 percent and 35 percent, respectively, as compared to the same periods in the prior fiscal year. Net sales in the U.S. for the three and nine months ended January 23, 2009 increased 65 percent and 40 percent, respectively, in comparison to the same periods in the prior fiscal year driven by the U.S. launches of the Talent Abdominal and Thoracic Stent Graft Systems in April 2008 and June 2008, respectively. Net sales outside the U.S. for the three and nine months ended January 23, 2009 increased 23 percent and 29 percent, respectively, in comparison to the same periods in the prior fiscal year driven by the recent launch of our next generation Endurant Abdominal Stent Graft System. The Endurant Abdominal Stent Graft System expands the applicability of endovascular aortic repair to more patients with abdominal aortic aneurysms (AAA) by addressing those AAA patients whose aortas are highly angulated or whose aneurysms have short necks.

Revascularization and Surgical Therapies net sales for the three and nine months ended January 23, 2009 were $103 million and $332 million, a decrease of 6 percent and an increase of 5 percent, respectively, as compared to the same periods in the prior fiscal year. The decrease in the three months ended January 23, 2009 is due to a decline in the sales of our cardiopulmonary products outside the U.S. due to increased competition and sales price pressure. The increase for the nine months ended January 23, 2009 was primarily the result of growth outside the U.S. associated with sales of our cannulae and beating heart products.

Structural Heart Disease net sales for the three and nine months ended January 23, 2009 were $67 million and $219 million, a decrease of 8 percent and an increase of 4 percent, respectively, as compared to the same periods in the prior fiscal year. The decrease in the three months ended January 23, 2009 was due to the entrance of three new competitive tissue valve products into the U.S. market during the past twelve months. The increase in the nine months ended January 23, 2009 was led by net sales growth outside the U.S. which benefited from the return of the Advantage Mechanical Valve to markets outside the U.S. which had been suspended for a portion of the comparable period. Net sales of our atrial fibrillation technologies outside the U.S. also contributed to the increase in sales for the nine months ended January 23, 2009.

Looking ahead, we expect our CardioVascular operating segment should be impacted by the following:

•

Continued acceptance in the U.S. of angioplasty products on the Rapid Exchange delivery system, including Endeavor Sprint, the Driver and MicroDriver bare-metal stents, and the Sprinter balloon catheter systems. Rapid Exchange is a type of delivery system that is used in angioplasty procedures to treat coronary artery disease; it is a short-, single-wire delivery system that can be used by one operator. The federal court in the Northern District of California ordered that the injunction preventing our access to the Rapid Exchange delivery system be lifted on October 29, 2008. Although supply constraints during the quarter limited the penetration of Rapid Exchange to our full account base, we believe that access to Rapid Exchange and the recent U.S. market launch of the Endeavor Sprint and five other angioplasty products on a rapid exchange delivery system will increase usage of our angioplasty products in the U.S., particularly in light of the recent launch of two new competitive products in that market.

•

Continued acceptance of Endeavor, which was launched in the U.S. market in February 2008. Endeavor was the first new drug-eluting stent approved for use in the U.S. market in over four years and provides a beneficial safety and efficacy profile for treating patients with coronary artery disease. Additionally, we anticipate receiving regulatory approval and launching Endeavor in Japan in the first half of fiscal year 2010.

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

Neuromodulation

Neuromodulation products consist of therapeutic and diagnostic devices, including implantable neurostimulation systems, implantable drug delivery devices, and urology and gastroenterology products. Neuromodulation net sales for the three and nine months ended January 23, 2009 were $354 million and $1.045 billion, an increase of 11 percent and 12 percent, respectively, when compared to the same periods of the prior fiscal year. Foreign currency translation had an (unfavorable)/favorable impact on net sales for the three and nine months ended January 23, 2009 of approximately $(9) million and $9 million, respectively, when compared to the same periods of the prior fiscal year.

Neuro Implantables is comprised of two product lines: Pain Management and Movement Disorders. Net sales from Neuro Implantables for the three and nine months ended January 23, 2009 were $283 million and $837 million, an increase of 9 percent and 10 percent, respectively, when compared to the same periods of the prior fiscal year. Although we experienced solid growth in the period, we believe it was weakened by the launch of a competitive product in the period. The growth for the three and nine months ended January 23, 2009 was driven by sales of products in Pain Management including worldwide sales of the the RestoreULTRA neurostimulation system for pain management and sales in the U.S. of our Specify 5-6-5 surgical lead for spinal cord stimulation. RestoreULTRA, which was launched in March 2008, is our next generation rechargeable neurostimulator with advanced programming capabilities and is the thinnest 16-electrode neurostimulator on the market. Movement Disorders revenue for the three and nine months ended January 23, 2009 was driven by worldwide net sales of Activa Deep Brain Stimulation (DBS) Therapy. Activa DBS Therapy is used for the treatment of common movement disorders including Parkinson’s disease, essential tremor, and dystonia.

Net sales of Gastroenterology and Urology products for the three and nine months ended January 23, 2009 were $71 million and $208 million, an increase of 18 percent and 22 percent, respectively, when compared to the same periods of the prior fiscal year. The growth in Gastroenterology and Urology for the three and nine months ended January 23, 2009 was led by worldwide sales of our InterStim II product.

Looking ahead, we expect our Neuromodulation operating segment should be impacted by the following:

•

Continued acceptance of RestoreULTRA, our next generation rechargeable neurostimulator. RestoreULTRA also offers an innovative patient programmer that gives patients the ability to customize their pain control.

•

Continued acceptance of our Activa DBS Therapy for the treatment of common movement disorders. We continue to educate neurologists and the patient population on the benefits that our Activa DBS Therapy offers them. Additionally, we look forward to the anticipated launch of Activa PC and RC in the U.S., our next generation neurostimulators, in the fourth quarter of fiscal year 2009. Activa PC and RC were launched in Europe in January 2009. Activa PC is a primary cell device and Activa RC is the therapy’s first rechargeable device.

•	Continued acceptance of InterStim Therapy for the treatment of overactive bladder and urinary incontinence.

•

Continued acceptance of InterStim Therapy for the treatment of fecal incontinence outside the U.S., and future launch and acceptance within the U.S. We have submitted a pre-market approval application in the U.S. for InterStim Therapy for the treatment of fecal incontinence and expect approval in early fiscal year 2010.

Diabetes

Diabetes products consist of external insulin pumps and related consumables (together referred to as Durable Pump Systems), and subcutaneous continuous glucose monitoring systems. Diabetes net sales for the three and nine months ended January 23, 2009 were $277 million and $818 million, an increase of 7 percent and 10 percent, respectively, when compared to the same periods of the prior fiscal year. Foreign currency translation had an (unfavorable)/favorable impact on net sales for the three and nine months ended January 23, 2009 of approximately $(12) million and $4 million, respectively, when compared to the same periods of the prior fiscal year.

Durable Pump Systems net sales for the three and nine months ended January 23, 2009 were $243 million and $727 million, an increase of 3 percent and 6 percent, respectively, when compared to the same periods of the prior fiscal year. In addition to the continued growth by Durable Pump Systems, net sales of Continuous Glucose Monitoring Systems (CGMS) and other accessories for the three and nine months ended January 23, 2009 were $34 million and $91 million, an increase of 60 percent and 54 percent, respectively, when compared to the same periods of the prior fiscal year. Growth for each period was driven by strong acceptance of CGMS worldwide and an increase in U.S. sales of glucose test strips.

Looking ahead, we expect our Diabetes operating segment should be impacted by the following:

•	Continued acceptance from both physicians and patients of the Paradigm REAL-Time sensor-augmented pump system, which integrates continuous glucose monitoring and insulin pump functionality.

•

Continued acceptance and improved U.S. reimbursement of the CGMS iPro, a continuous glucose monitoring-enabled diagnostic tool that provides the physician and patient with unprecedented insight into their blood-sugar levels, which was launched in the U.S. in July 2008.

•

Continued acceptance and customer preference for Medtronic products due to the alliances with LifeScan, Inc. (Lifescan), a Johnson & Johnson company, and Bayer Diabetes Care (Bayer), a member of the Bayer group, which we announced on August 21, 2007. The alliances reached with Lifescan (for the U.S. market) and Bayer (for markets outside the U.S.) provide for the distribution and marketing of blood glucose meters that communicate with Medtronic’s insulin pumps. These alliances provide our customers an integrated solution for managing diabetes, thereby improving the quality of life and ease of use. We launched our co-developed blood glucose meters with Bayer and LifeScan in February 2008 and April 2008, respectively.

•

Potential slowdown in consumer spending. Given the elective nature of a Diabetes pump for the management of diabetes and the possible high out-of-pocket costs to the consumer, there is potential exposure to macroeconomic pressures which could negatively impact the near-term sales growth within Diabetes.

Surgical Technologies

Surgical Technologies products are used to treat conditions of the ear, nose, and throat, and certain neurological disorders. Additionally, we manufacture and sell image-guided surgery systems. Our portfolio consists of powered tissue-removal systems and other microendoscopy instruments, implantable devices, nerve monitoring systems, disposable fluid-control products, a Ménière’s disease therapy device, hydrocephalus shunt devices, external drainage systems, cranial fixation devices, neuroendoscopes, dura repair products, and image-guided surgery systems. Surgical Technologies net sales for the three and nine months ended January 23, 2009 were $207 million and $622 million, an increase of 6 percent and 13 percent, respectively, when compared to the same periods of the prior fiscal year. Foreign currency translation had an (unfavorable)/favorable impact on net sales for the three and nine months ended January 23, 2009 of approximately $(8) million and $1 million, respectively, when compared to the same periods of the prior fiscal year.

Core ENT net sales for the three and nine months ended January 23, 2009 were $83 million and $255 million, an increase of 2 percent and 10 percent, respectively, when compared to the same periods of the prior fiscal year. The increase for the three and nine months ended January 23, 2009 reflected the continued net sales growth of Fusion EM IGS, an advanced image guidance surgery system to facilitate sinus surgeries. Fusion EM IGS is an electromagnetic-based image-guided surgery product that will avoid “line of sight constraints” of optical systems. In addition, there was strong performance in nerve monitoring and drill disposables.

Neurologic Technologies net sales for the three and nine months ended January 23, 2009 were $78 million and $238 million, an increase of 7 percent and 10 percent, respectively, when compared to the same periods of the prior fiscal year. The primary driver of growth for the three and nine months ended January 23, 2009 was worldwide increased sales of disposables associated with high-speed drill systems including the EHS Stylus high-speed powered surgical drill system. Additionally, the Strata valves, used in the treatment of hydrocephalus, also contributed to the revenue growth.

Navigation net sales for the three and nine months ended January 23, 2009 were $46 million and $129 million, an increase of 12 percent and 23 percent, respectively, when compared to the same periods of the prior fiscal year. The increase in net sales for the three and nine months ended January 23, 2009 was based on strong worldwide net sales of the O-arm Imaging Systems, a multi-dimensional surgical imaging platform that is optimized for use in spine and orthopedic surgery, and increased worldwide service revenue.

Looking ahead, we expect our Surgical Technologies operating segment should be impacted by the following:

•	Continued acceptance of our FUSION EM IGS System, which was launched in the U.S. in the third quarter of fiscal year 2008.

•	Continued adoption of power systems for sinus procedures outside the U.S., as well as continued global adoption of nerve monitoring for ENT and thyroid procedures.

•	Launch of new products including the Integrated Power Console, Spine Shaver, and the NIM 3.0, a next generation nerve monitoring system.

•	Continued acceptance of the O-arm Imaging System.

•

Further integration of Restore’s Pillar System for the treatment of sleep breathing disorders. We anticipate the Pillar System will deliver new growth by providing us with a proven office-based procedure in a very fast growing segment of the obstructive sleep apnea market.

•

Potential slowdown in consumer and hospital spending as a result of the recent economic downturn. Given the elective nature of many of the underlying ENT procedures and the large capital equipment component of the Surgical Technologies businesses, there is potential exposure to macroeconomic pressures which could negatively impact the near-term sales growth within Surgical Technologies.

Continued net sales growth in all operating segments is contingent on our ability to gain further market share, penetrate existing markets, develop new products, improve existing products and develop new markets.

COSTS AND EXPENSES

The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended		Nine months ended
	January 23, 2009	January 25, 2008	January 23, 2009	January 25, 2008
Cost of products sold	24.3%	25.6%	24.0%	25.9%
Research & development	9.6	9.7	9.2	9.6
Selling, general & administrative	36.0	35.4	35.6	35.3
Special charges	—	2.3	—	0.8
Restructuring	—	—	0.9	0.1
Certain litigation	—	10.7	2.5	3.8
IPR&D	2.1	9.1	0.8	3.6
Other expense, net	1.4	3.5	3.2	2.6
Interest (income)/expense, net	(0.1)	(0.3)	0.2	(1.2)

Cost of Products Sold

Cost of products sold for the three and nine months ended January 23, 2009, as a percentage of net sales, decreased 1.3 percentage points and 1.9 percentage points, respectively, when compared to the same periods in the prior fiscal year. Cost of products sold as a percentage of net sales in the three months ended January 23, 2009 was positively impacted by 0.3 of a percentage point of favorable manufacturing variances. In addition, cost of products sold as a percentage of net sales in the comparative three months ended January 25, 2008 was negatively impacted by 1.0 percentage point as a result of the $34 million increase in cost of products sold related to the step-up to fair value of inventory acquired in the acquisition of Kyphon. Cost of products sold as a percentage of net sales in the nine months ended January 23, 2009 was positively impacted by 0.7 of a percentage point of favorable foreign currency adjustments, 0.3 of a percentage point of favorable manufacturing variances, and 0.5 of a percentage point from other product costs. In addition, cost of products sold as a percentage of net sales in the comparative nine months ended January 25, 2008 was negatively impacted by 0.4 of a percentage point as a result of the $34 million increase in cost of products sold related to the step-up to fair value of inventory acquired in the acquisition of Kyphon.

Research and Development

Consistent with prior periods, we have continued to invest in the future by spending aggressively on research and development efforts. For the three and nine months ended January 23, 2009, research and development spending was $337 million and $987 million, or 9.6 percent and 9.2 percent of net sales, respectively. Research and development spending for the three and nine months ended January 25, 2008 was $329 million and $927 million, or 9.7 percent and 9.6 percent of net sales, respectively. While our research and development spending for the three and nine months ended January 23, 2009 increased over the prior year in total, as a percentage of net sales it has decreased for both periods. The decrease is primarily the result of a reclassification of $11 million and $34 million in certain expenses to selling, general, and administrative expense for the three and nine months ended January 23, 2009, respectively. These expenses would have otherwise been included in research and development in the prior years.

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

Selling, General and Administrative

Selling, general and administrative expense for the three months ended January 23, 2009, as a percentage of net sales increased by 0.6 of a percentage point to 36.0 percent, as compared to the same period of the prior fiscal year. For the nine months ended January 23, 2009, there was an increase of 0.3 of a percentage point to 35.6 percent, as compared to the same period of the prior fiscal year. For both the three and nine months ended January 23, 2009, the reclassification of certain expenses from research and development (noted above) had a negative impact of 0.3 of a percentage point. In addition, for the three and nine months ended January 23, 2009, foreign exchange had a negative impact of 0.2 and 0.1 of a percentage point, respectively. We continue to drive our initiatives to leverage our cost structure in order to help reduce selling, general, and administrative expense.

Special, Restructuring, Certain Litigation and IPR&D Charges

Special, restructuring, certain litigation, and IPR&D charges for the three and nine months ended January 23, 2009 and January 25, 2008 were as follows:

	Three months ended		Nine months ended
(dollars in millions)	January 23, 2009	January 25, 2008	January 23, 2009	January 25, 2008
Special charges	$—	$78	$—	$78
Restructuring charges	—	—	96	14
Certain litigation charges	—	366	266	366
IPR&D charges	72	310	90	343
Total special, restructuring, certain litigation and IPR&D charges	72	754	452	801
Net tax impact of special, restructuring, certain litigation and IPR&D charges	—	(118)	(127)	(129)
Total special, restructuring, certain litigation and IPR&D charges, net of tax	$72	$636	$325	$672

Special

During the three and nine months ended January 23, 2009, there were no special charges.

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

There were no restructuring charges in the second and third quarters of fiscal year 2009.

As of the end of the first quarter of fiscal year 2009, we had identified approximately 900 positions for elimination through both voluntary and involuntary separation. Of the 900 positions identified, 570 have been eliminated as of January 23, 2009. The restructuring initiatives are scheduled to be substantially complete by the end of fiscal year 2009, and are expected to produce annualized operating savings of approximately $96 million. These savings will arise mostly from reduced compensation expense.

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

Certain Litigation

We classify material litigation reserves recognized as certain litigation charges. During the three months ended January 23, 2009, there were no certain litigation charges. During the nine months ended January 23, 2009, we incurred certain litigation charges of $266 million. Of the amount recorded, $229 million relates to litigation with Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson (J&J). The Cordis litigation originated in October 1997 and pertains to patent infringement claims on previous generations of bare metal stents that are no longer on the market. On September 30, 2008, the U.S. District Court entered final judgment including accrued interest, totaling approximately $521 million, to Cordis. We had previously recorded a charge of $243 million related to this litigation in the third quarter of fiscal year 2008. At the time the $243 million charge was recorded, the range of potential loss related to this matter was subject to a high degree of estimation. The amount recorded represented an estimate of the low end of the range of probable outcomes related to the matter. Given that the Company and J&J are involved in a number of litigation matters which span across businesses, we entered into negotiations with J&J in an attempt to settle some of the additional litigation simultaneous with the payment of this judgment. Ultimately, the agreement reached with Cordis required a total cash payment of $472 million, which included the settlement of several outstanding legal matters between the parties. The charge of $229 million in the nine months ended January 23, 2009 is the net result of $472 million in cash payments, offset by the existing reserves on the balance sheet including interest accrued on the $243 million since the date established. The remainder of the certain litigation charge of $37 million relates to costs for the settlement of litigation that originated in May 2006 with Fastenetix LLC (Fastenetix), a patent holding company. The agreement reached with Fastenetix required a total cash payment of $125 million for the settlement of ongoing litigation and the purchase of patents. Of the $125 million, $37 million was assigned to past damages in the case and the remaining $88 million was recorded as purchased intellectual property that has an estimated useful life of 7 years. As of October 24, 2008, all of these amounts had been paid.

During the three and nine months ended January 25, 2008, we incurred certain litigation charges of $366 million. Of the amount recorded, $123 million relates to the settlement of certain lawsuits relating to the Marquis line of ICDs and CRT-Ds that were subject to a field action announced on February 10, 2005. The remainder of the charge, $243 million, relates to an estimated reserve established for litigation with Cordis. In May 2008, we paid substantially all of the settlement for certain lawsuits relating to the Marquis line of ICDs and CRT-Ds.

IPR&D Charges

During the three months ended January 23, 2009, we recorded $72 million of IPR&D charges related to technology acquired through the purchase of CryoCath that had not yet reached technological feasibility and had no future alternative use.

During the nine months ended January 23, 2009, we recorded $90 million of IPR&D charges of which $72 million related to CryoCath and $18 million related to the purchase of certain intellectual property for use in our Spinal business. These payments were expensed as IPR&D since technological feasibility of the underlying projects had not yet been reached and such technology has no future alternative use. See Note 3 to the condensed consolidated financial statements for further discussion of these IPR&D charges.

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

During the nine months ended January 25, 2008, we recorded $343 million of IPR&D charges of which $290 million related to Kyphon, $20 million related to the purchase of intellectual property from Setagon, Inc., $25 million related to a milestone payment under the existing terms of a royalty bearing, non-exclusive patent cross-licensing agreement with NeuroPace, Inc., and $8 million from unrelated purchases of certain intellectual property. These payments were expensed as IPR&D since technological feasibility of the underlying projects had not yet been reached and such technology has no future alternative use. See Note 3 to the condensed consolidated financial statements for further discussion of these IPR&D charges.

Other Expense, Net

Other expense, net includes intellectual property amortization expense, royalty income and expense, realized equity security gains and losses, realized foreign currency transaction and derivative gains and losses and impairment charges on equity securities. Other expense, net for the three and nine months ended January 23, 2009 decreased $69 million and increased $96 million, to $50 million and $344 million, respectively, compared to the same periods in the prior fiscal year. The decrease of $69 million for the three months ended January 23, 2009 was primarily due to currency hedges, which resulted in income of $31 million in the current period compared to losses of $41 million in the same period of the prior fiscal year, partially offset by incremental expense from Endeavor royalties. The increase of $96 million for the nine months ended January 23, 2009 was primarily due to currency hedges, which resulted in losses of $78 million in the current period compared to $58 million in the same period of the prior fiscal year and $69 million of amortization on intangible assets related to the Kyphon acquisition in the current period compared to $23 million in the same period of the prior fiscal year. The current period also included incremental expense from Endeavor royalties.

Interest (Income)/Expense, Net

Interest (income)/expense, net includes interest earned on our investments, interest paid on our borrowings, amortization of debt issuance costs and the net realized gain or loss on the sale or impairment of available-for-sale (AFS) debt securities. For the three and nine months ended January 23, 2009, we had interest (income)/expense, net of $(2) million and $17 million, respectively, as compared to interest (income)/expense, net of $(9) million and $(114) million for the same periods of the prior fiscal year. The decrease in interest income, net during the three months ended January 23, 2009 is the result of lower interest rates being earned on our short- and long-term investments, and a $12 million impairment charge recorded on our marketable securities portfolio due to the decline in market conditions during the three months ended January 23, 2009. These decreases were partially offset by net gains on sales of AFS debt securities of $17 million during the three months ended January 23, 2009. The change from interest income, net of $114 million in the nine months ended January 25, 2008 to interest expense, net of $17 million in the nine months ended January 23, 2009, is the result of lower interest rates being earned on our short- and long-term investments, and a $33 million impairment charge recorded on our marketable securities portfolio due to the decline in market conditions during the nine months ended January 23, 2009. These decreases in interest income were partially offset by net gains on sales of AFS debt securities of $18 million during the nine months ended January 23, 2009. In addition, interest expense, net for the nine months ended January 23, 2009 was also impacted by the $3.303 billion of cash used in partially financing the Kyphon acquisition. See our discussion in the “Liquidity and Capital Resources” section of this management’s discussion and analysis for more information regarding our investment portfolio.

INCOME TAXES

	Three months ended		Nine months ended
(dollars in millions)	January 23, 2009	January 25, 2008	January 23, 2009	January 25, 2008
Provision for Income Taxes	$209	$58	$505	$463
Effective tax rate	22.44%	42.77%	19.84%	24.61%
Impact of special, restructuring, certain litigation, and IPR&D charges	(1.61)	(22.93)	1.24	(2.49)
Non-GAAP nominal tax rate (1)	20.83%	19.84%	21.08%	22.12%

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

Our effective tax rate for the three and nine months ended January 23, 2009 was 22.44 percent and 19.84 percent, respectively, compared to 42.77 percent and 24.61 percent, respectively, from the same periods of the prior fiscal year. The change in our effective tax rate was primarily due to the impact of special, restructuring, certain litigation, and IPR&D charges, the impact of tax benefits derived from our international operations, and operational tax benefits discussed below. Our non-GAAP nominal tax rate for the three and nine months ended January 23, 2009 was 20.83 percent and 21.08 percent, respectively, compared to 19.84 percent and 22.12 percent from the same periods of the prior fiscal year. The change in the Company’s non-GAAP nominal tax rate for the three and nine months ended January 23, 2009 as compared to the same periods of the prior fiscal year was due to the impact of tax benefits derived from our international operations and operational tax benefits discussed below.

During the three months ended January 23, 2009, we recorded $12 million in operational tax benefits for the finalization of certain tax returns and changes to uncertain tax position reserves. During the comparative three months ended January 25, 2008, we recorded $30 million in operational tax benefits for the finalization of certain tax returns and changes to uncertain tax position reserves. Lastly, during the nine months ended January 23, 2009, we also recorded a $16 million operational tax benefit associated with the retroactive renewal and extension of the research and development credit enacted by the Tax Extenders and Alternative Minimum Tax Relief Act of 2008. The $16 million tax benefit related to a retroactive adjustment for the first seven months of calendar year 2008. The research and development credit related to subsequent months is included in the rate from the second quarter of fiscal year 2009 and forward. These tax adjustments are operational in nature and are recorded in provision for income taxes on the condensed consolidated statements of earnings. Excluding the impact of operational tax adjustments, the Company’s non-GAAP nominal tax rate would have been 22.00% for the three and nine months ended January 23, 2009 compared to 23.25% for the same periods of the prior fiscal year. The decrease is primarily due to the income tax benefit derived from our international operations. See Note 13 to the condensed consolidated financial statements for further information.

LIQUIDITY AND CAPITAL RESOURCES

(dollars in millions)	January 23, 2009	April 25, 2008
Working capital	$4,038	$3,787
Current ratio*	2.3:1.0	2.1:1.0
Cash, cash equivalents, and short-term investments	$1,743	$1,613
Long-term investments in debt securities**	2,135	2,078
Cash, cash equivalents, short-term investments, and long-term debt securities	$3,878	$3,691
Short-term borrowings and long-term debt	$6,709	$6,956
Net cash position***	$(2,831)	$(3,265)

*	Current ratio is the ratio of current assets to current liabilities.
**	Long-term investments include debt securities with a maturity date greater than one year from the end of the period.
***	Net cash position is the sum of cash, cash equivalents, short-term investments and long-term investments in debt securities less short-term borrowings and long-term debt.

We believe our liquidity remains strong as of January 23, 2009 and our strong balance sheet and liquidity provide us with flexibility in the future. We believe our existing cash and investments, as well as our unused lines of credit and commercial paper capacity of $2.179 billion, if needed, will satisfy our foreseeable working capital requirements for at least the next twelve months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions. At January 23, 2009, our Standard and Poor’s Ratings Group and Moody’s Investors Service ratings remain unchanged as compared to the fiscal year ending April 25, 2008 with long-term debt ratings of AA- and A1, respectively, and strong short-term debt ratings of A-1+ and P-1.

The increase in our net cash position in the third quarter of fiscal year 2009 as compared to the fiscal year ending April 25, 2008, was primarily due to income generated from operations offset by cash used for litigation settlements, capital expenditures, dividend payments, share repurchases, the acquisition of CryoCath (see Note 3 to the condensed consolidated financial statements for further information), and the purchase of a 15 percent equity interest in Weigao (see the “Summary of Cash Flows” section of this management’s discussion and analysis).

Subsequent to January 23, 2009, we announced the acquisitions of AFI, Ventor, and CoreValve (see Note 20 to the condensed consolidated financial statements for further information). Based on each transaction’s terms, the upfront cash payments required subsequent to the third quarter total $1.250 billion.

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

Note 18 to the condensed consolidated financial statements provides information regarding amounts we have accrued, if any, related to significant legal proceedings. In accordance with SFAS No. 5, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. For the nine months ended January 23, 2009, we have made significant payments related to certain legal proceedings. For information regarding these payments, please see the “Summary of Cash Flows” section of this management’s discussion and analysis for further information.

At January 23, 2009 and April 25, 2008, approximately $3.570 billion and $3.317 billion, respectively, of cash, cash equivalents, short-term investments and long-term investments in debt securities were held by our non-U.S. subsidiaries. These funds are available for use by worldwide operations; however, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would generally be subject to U.S. tax. As a result, we have not chosen to repatriate this cash but instead use cash generated from U.S. operations and short- and long-term borrowings to meet our U.S. cash needs. Long-term investments also include $100 million of cash invested in government securities held in an indemnification trust established for self-insurance coverage for our directors and officers. These investments are restricted and are the property of the trust and can only be used to indemnify or advance expenses related to claims against our directors and/or officers.

The IRS recently issued guidance that expands the ability of a U.S. corporation to obtain financing from its foreign subsidiaries without the financing acting as a deemed repatriation of cash. At January 23, 2009, Medtronic, Inc., our parent corporation, had outstanding borrowings of approximately $903 million from one of our non-U.S. subsidiaries. The proceeds of this inter-company note were used to reduce short-term borrowings (also reduced cash and short-term investments as of January 23, 2009). Subsequent to the quarter ended January 23, 2009, we repaid this inter-company note to our foreign subsidiary using proceeds from short-term borrowings. None of these borrowings acted as a repatriation of cash to the U.S.

We have investments in marketable debt securities that are classified and accounted for as available-for-sale. Our debt securities include government securities, commercial paper, corporate debt securities, bank certificates of deposit, and mortgage backed and other asset backed securities including auction rate securities. Market conditions during the first three quarters of fiscal year 2009 and subsequent to our January 23, 2009 quarter-end continue to indicate significant uncertainty on the part of investors on the economic outlook for the U.S. and for financial institutions. This uncertainty has created reduced liquidity across the fixed income investment market, including certain securities in which we have invested. As a result, some of our investments have experienced reduced liquidity including unsuccessful monthly auctions for our auction rate security holdings. Although certain securities are illiquid, if we required capital we believe we could liquidate a substantial amount of our portfolio and incur no material impairment loss or borrow under our commercial paper program or lines of credit.

For the three and nine months ended January 23, 2009, we recognized an other-than-temporary impairment loss on AFS debt securities of $12 million and $33 million, respectively. In determining this other-than-temporary impairment loss, we considered the guidance provided by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and related guidance. This guidance specifies that we consider a variety of factors, including the quality and estimated value of the underlying credit support for our holding and the financial condition and credit rating of the issuer. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recorded all necessary other-than-temporary impairments as we have the ability and the intent to hold these investments long enough to avoid realizing further losses. However, as of January 23, 2009, we have $172 million of gross unrealized losses on our aggregate short-term and long-term investments of $2.595 billion; if market conditions continue to deteriorate further, some of these holdings may experience other-than-temporary impairment in the future which could have a material impact on our financial results. Management is required to use estimates and assumptions in its valuation of our investments, which requires a high degree of judgment, and therefore actual results could differ materially from those estimates. See Note 7 to the condensed consolidated financial statements for additional information regarding fair value measurements under SFAS No. 157, “Fair Value Measurements”.

SUMMARY OF CASH FLOWS

	Nine months ended
(dollars in millions)	January 23, 2009	January 25, 2008
Cash provided by (used in):
Operating activities	$2,755	$2,900
Investing activities	(1,245)	(2,686)
Financing activities	(1,217)	(696)
Effect of exchange rate changes on cash and cash equivalents	(70)	(45)
Net change in cash and cash equivalents	$223	$(527)

Operating Activities

Our net cash provided by operating activities was $2.755 billion for the nine months ended January 23, 2009 compared to $2.900 billion provided by operating activities for the nine months ended January 25, 2008. The $145 million decrease in net cash provided by operating activities was primarily attributable to payments for litigation settlements partially offset by continued increases in cash flows from operations. In the first quarter of fiscal year 2009, we paid substantially all of the $123 million settlement for certain lawsuits relating to the Marquis line of ICDs and CRT-Ds and we paid the $75 million settlement for the Kyphon qui tam complaint, which we assumed as a liability in the acquisition of Kyphon. For more information regarding these settlements, refer to Note 15 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 25, 2008. In the second quarter of fiscal year 2009, we paid $472 million in settlement of the Cordis litigation, which pertains to patent infringement claims on previous generations of bare metal stents that are no longer on the market, and paid $125 million to Fastenetix for the settlement of ongoing litigation and the purchase of patents. Of the $125 million paid to Fastenetix, $37 million was assigned to past damages in the case and was therefore recorded as a certain litigation charge in the second quarter of fiscal year 2009. The $37 million is reflected in our cash flow from operations, while the remaining $88 million is recorded as purchased intellectual property and included in cash flow from investing activities. Please see the “Restructuring, Certain Litigation, and IPR&D Charges” section of this management’s discussion and analysis for further information.

Investing Activities

Our net cash used in investing activities was $1.245 billion for the nine months ended January 23, 2009 compared to $2.686 billion used in investing activities for the nine months ended January 25, 2008. The decrease in cash used for investing activities in the nine months ended January 23, 2009 is primarily related to a decrease in cash used for acquisitions partially offset by net purchases of marketable securities in the current period as compared to net proceeds in the comparable nine months ended January 25, 2008. The large inflow of cash related to the net sales of marketable securities in the nine months ended January 25, 2008 is primarily related to the liquidation of marketable securities in anticipation of the close of the Kyphon acquisition which took place in the third quarter of fiscal year 2008. The $1.245 billion net cash used in investing activities for the nine months ended January 23, 2009 includes $352 million, net of cash acquired, used for the acquisition of Cryocath, which was completed on December 18, 2008. See Note 3 for additional information regarding the acquisition of Cryocath. Other investing activities for the nine months ended January 23, 2009 also includes $221 million of cash used to purchase a 15 percent equity interest in Weigao, which was acquired on December 18, 2008.

Financing Activities

Our net cash used in financing activities was $1.217 billion for the nine months ended January 23, 2009 compared to $696 million for the nine months ended January 25, 2008. The $521 million increase in net cash used in financing activities was primarily attributable to the repayment of short-term and long-term debt that was borrowed in the comparable period and an increase in cash used for dividend payments to shareholders. These cash outflows were partially offset by a decrease in cash used for stock repurchases. The net cash provided by the issuance of short-term debt and long-term debt for the nine months ended January 25, 2008 is primarily due to the acquisition of Kyphon which was consummated on November 2, 2007. The transaction was financed through a combination of $3.303 billion of cash on hand, the issuance of $600 million short-term commercial paper and borrowing $300 million through a long-term unsecured revolving credit facility.

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

We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position or cash flows. Presented below is a summary of contractual obligations and other minimum commercial commitments as of January 23, 2009. See Note 8 to the condensed consolidated financial statements for additional information regarding long-term debt. See Note 13 to the condensed consolidated financial statements for additional information regarding accrued income tax obligations, which are not reflected in the table below.

	Maturity by Fiscal Year
	Total	Remaining 2009	2010	2011	2012	2013	Thereafter
(dollars in millions)
Contractual obligations related to off-balance sheet arrangements:
Foreign currency contracts (1)	$6,100	$1,889	$2,461	$1,501	$249	$—	$—
Operating leases (2)	252	39	73	45	26	20	49
Inventory purchases (3)	621	86	259	113	36	33	94
Commitments to fund minority investments/contingent acquisition consideration (4)	216	15	50	20	24	24	83
Interest payments (5)	479	57	115	106	64	64	73
Other (6)	222	16	55	46	32	14	59
Total	$7,890	$2,102	$3,013	$1,831	$431	$155	$358

Contractual obligations reflected in the balance sheet:
Long-term debt, excluding capital leases (7)	$5,415	$—	$—	$2,600	$15	$2,200	$600
Capital leases (8)	67	—	13	16	17	20	1
Total	$5,482	$—	$13	$2,616	$32	$2,220	$601

(1)	As these obligations were entered into as hedges, the majority of these obligations will be offset by losses/gains on the related assets, liabilities and transactions being hedged.

(2)	Certain leases require us to pay real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These future costs are not included in the schedule above.

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

(7)

Long-term debt in the table above includes $4.400 billion Senior Convertible Notes issued in April 2006, and $1.000 billion Senior Notes issued in September 2005 and $15 million related to our Contingent Convertible Debentures. The table above excludes the remaining fair value from the five year interest rate swap entered into in November 2005 and the eight year interest rate swap agreement entered into in June 2007 that were terminated in December 2008. See Note 8 to the condensed consolidated financial statements for additional information regarding the interest rate swap agreement terminations.

(8)	Capital lease obligations include a sale-leaseback agreement entered into in fiscal year 2006 whereby certain manufacturing equipment was sold and is being leased by us over a seven year period.

DEBT AND CAPITAL

Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of total interest-bearing debt and equity was 34 percent at January 23, 2009 in comparison to 38 percent at April 25, 2008.

Share Repurchase Program

In June 2007, our Board of Directors authorized the repurchase of up to 50 million shares of our common stock. In addition, in April 2006, the Board of Directors made a special authorization for the repurchase of up to 50 million shares in connection with the $4.400 billion Senior Convertible Note offering.

Shares are repurchased from time to time to support our stock-based compensation programs and to take advantage of favorable market conditions. During the three and nine months ended January 23, 2009, we repurchased approximately 2.6 million and 15.5 million shares, respectively, at an average price per share of $35.03 and $46.98, respectively. As of January 23, 2009, we have approximately 18.8 million shares remaining under current buyback authorizations approved by the Board of Directors.

Financing Arrangements

We have used a combination of bank borrowings and commercial paper to fund our short-term needs. Short-term debt, including the current portion of our capital lease obligations, at January 23, 2009 was $1.184 billion compared to $1.154 billion at April 25, 2008. We utilize a combination of contingent convertible debentures, senior convertible notes, and senior notes to meet our long-term financing needs. Long-term debt at January 23, 2009 was $5.525 billion compared to $5.802 billion at April 25, 2008. For more information on our financing arrangements, see Note 8 to the condensed consolidated financial statements.

Credit Arrangements and Debt Ratings

We have existing unsecured lines of credit of approximately $2.850 billion with various banks at January 23, 2009. The existing lines of credit include a five-year $1.750 billion syndicated credit facility dated December 20, 2006 that will expire on December 20, 2011 (Credit Facility). The Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes.

The Credit Facility provides us with the ability to increase its capacity by an additional $500 million at any time during the life of the five-year term of the agreement.

As of January 23, 2009 and April 25, 2008, we have unused credit lines and commercial paper capacity of approximately $2.179 billion and $1.945 billion, respectively.

We maintain a commercial paper program that allows us to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of January 23, 2009 and April 25, 2008, outstanding commercial paper totaled $1.011 billion and $874 million, respectively. During the three and nine months ended January 23, 2009, the weighted average original maturity of the commercial paper outstanding was approximately 65 days and 48 days, respectively, and the weighted average interest rate was 1.49 percent and 1.93 percent, respectively. The issuance of commercial paper reduces the amount of credit available under our existing lines of credit.

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

OPERATIONS OUTSIDE OF THE UNITED STATES

The table below illustrates U.S. net sales versus net sales outside the U.S. for the three and nine months ended January 23, 2009 and January 25, 2008:

	Three months ended		Nine months ended
(dollars in millions)	January 23, 2009	January 25, 2008	January 23, 2009	January 25, 2008
U.S. net sales	$2,176	$2,098	$6,621	$6,005
Non-U.S. net sales	1,318	1,307	4,149	3,650
Total net sales	$3,494	$3,405	$10,770	$9,655

For the three and nine months ended January 23, 2009, consolidated net sales outside the U.S. grew 1 percent and 14 percent, respectively, over the same periods of the prior year. For the three months ended January 23, 2009, growth outside the U.S. was 3 percent lower than net sales growth in the U.S. due to an unfavorable foreign currency translation impact of $110 million. For the nine months ended January 23, 2009, growth outside the U.S. was 4 percent higher than net sales growth in the U.S. Foreign currency translation had a favorable impact of $111 million on net sales for the nine months ended January 23, 2009. Overall, for the three and nine months ended January 23, 2009, net sales growth outside of the U.S. was led by the Neuromodulation, Diabetes, and Surgical Technologies businesses. In addition, the acquisition of Kyphon in the third quarter of fiscal year 2008 increased the sales growth outside the U.S. as the comparative nine months ended January 25, 2008 only includes three months of Kyphon net sales.

Net sales outside the U.S. are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. Outstanding receivables from customers outside the U.S. totaled $1.501 billion at January 23, 2009, or 50 percent, of total outstanding accounts receivable, and $1.800 billion at April 25, 2008, or 53 percent, of total outstanding accounts receivable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Due to the global nature of our operations, we are subject to the exposures that arise from foreign currency exchange rate fluctuations. In a period where the U.S. dollar is strengthening as compared to other currencies, our revenues and expenses denominated in foreign currency are translated into a lower value than they would be in an otherwise constant environment. Based on our experience in the nine months ended January 23, 2009, we expect the fourth quarter of the fiscal year will result in a stronger dollar than in the prior fiscal year. As a result, we would anticipate revenue growth rates, and to a lesser extent, earnings will be negatively affected by these changes in currency exchange rates. We manage these exposures using operational and economic hedges as well as derivative financial instruments. The primary currencies hedged are the Euro and the Japanese Yen.

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

We had foreign exchange derivative contracts outstanding in notional amounts of $6.101 billion and $6.613 billion at January 23, 2009 and April 25, 2008, respectively. The fair value of these contracts at January 23, 2009 was $300 million more than the original contract value. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at January 23, 2009 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by $579 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis. We are also exposed to interest rate changes affecting principally our investments in interest rate sensitive instruments. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10 percent change in short-term interest rates compared to interest rates at January 23, 2009 indicates that the fair value of these instruments would correspondingly change by $19 million.

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

We historically lent certain fixed income securities to enhance our investment income. These lending activities were indemnified against counterparty risk and collateralized at an average rate of 102 percent, with the collateral determined based on the underlying securities and creditworthiness of the borrowers. The value of the securities on loan at April 25, 2008 was $610 million. Due to our concerns about the liquidity condition in the fixed income markets, we suspended our lending program in the second quarter of fiscal year 2009 and had no lending activity during the third quarter of fiscal year 2009.

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

On October 24, 2005, the Company received a subpoena from the Office of the United States Attorney for the District of Massachusetts issued under the Health Insurance Portability & Accountability Act of 1996 requesting documents the Company may have, if any, relating to pacemakers and defibrillators and related components; monitoring equipment and services; a provision of benefits, if any, to persons in a position to recommend purchases of such devices; and the Company’s training and compliance materials relating to the fraud and abuse and federal Anti-Kickback statutes. In September 2008, the United States Attorney’s office for the District of Massachusetts informed Medtronic that it is no longer pursuing its investigation of Medtronic, related to the October 24, 2005 subpoena. On September 5, 2008, Medtronic received a subpoena from the Office of Inspector General for the Department of Health and Human Services in the District of Minnesota, requesting production of substantially the same materials covered in the 2005 Massachusetts subpoena. Medtronic is in the process of responding to the subpoena and will comply as required with the terms of the subpoena.

Beginning on September 20, 2007, the Company has received letter requests from Senator Grassley of the U.S. Senate Finance Committee requesting information on a variety of subjects, including financial ties between the medical device industry and practicing physicians; the Company’s decision to suspend distribution of its Sprint Fidelis family of defibrillation leads; financial ties between the Company and physicians who use INFUSE Bone Graft; the Cardiac Research Foundation and Columbia University; and certain communications regarding INFUSE Bone Graft. The Company has cooperated, and will continue to cooperate with, the Senator’s requests.

On September 25, 2007, the Company received a letter from the SEC requesting information relating to any potential violations of the U.S. Foreign Corrupt Practices Act in connection with the sale of medical devices in an unspecified number of foreign countries, including Greece, Poland and Germany. Turkey, Italy and Malaysia have since been added to the inquiry. The letter notes that the Company is a significant participant in the medical device industry, and seeks any information concerning certain types of payments made directly or indirectly to government-employed doctors. A number of competitors have publicly disclosed receiving similar letters. On November 16, 2007, the Company received a letter from the Department of Justice requesting any information provided to the SEC. Since that time the SEC and Department of Justice have made additional requests for information from the Company. The Company is cooperating with the requests.

On or about October 31, 2007, the Company received a letter from the United States Attorney’s Office for the Eastern District of Pennsylvania requesting documents relating to the Company’s relationship with one of its customers and any payments or things of value provided by the Company to physicians, physician groups, hospitals, medical practices or other entities relating to the purchase of the Company’s cardiac resynchronization therapy devices and cardiac stents. The Company will comply as required with the terms of the letter.

In late June 2008, the Company received a subpoena issued by the United States Attorney’s Office for the District of Massachusetts pursuant to the Health Insurance Portability & Accountability Act of 1996, relating to the Company’s marketing of biliary stents. Medtronic will comply as required with the terms of the subpoena.

On October 6, 2008, Medtronic received a subpoena from the United States Attorney’s Office for the District of Massachusetts pursuant to the Health Insurance Portability & Accountability Act of 1996 requesting production of documents relating to Medtronic’s INFUSE Bone Graft product. Medtronic will comply as required with the terms of the subpoena.

On December 18, 2008, Medtronic received a civil investigative demand from the Massachusetts Attorney General’s Office, requesting production of documents related to Medtronic’s INFUSE Bone Graft product. Medtronic is in the process of responding to the demand and will comply as required with the terms of the demand.

On February 9, 2009, the Company received letter notice that the United States Department of Justice in the Southern District of Texas is investigating marketing practices, reimbursement advice of the Company and appropriateness of therapy delivery relating to the Company’s cardiac surgical ablation devices. The Company is in the process of responding to the requests of the government, and will comply as required with the investigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the shares repurchased by Medtronic during the third quarter of fiscal year 2009:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
10/25/08-11/21/08	2,568,300	$35.03	2,568,300	18,838,084
11/22/08-12/26/08	—	—	—	18,838,084
12/27/08-1/23/09	—	—	—	18,838,084
Total	2,568,300	$35.03	2,568,300	18,838,084

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

Item 6. Exhibits

(a)	Exhibits

	3.1	Medtronic Restated Articles of Incorporation, as amended (Exhibit 3.1)(a).

	10.1	Form of Amendment to Change of Control Employment Agreement for Medtronic Executive Officers.

	12.1	Medtronic, Inc. Computation of Ratio of Earnings to Fixed Charges.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a) Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended July 27, 2007, filed with the Commission on September 5, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medtronic, Inc.
(Registrant)

Date: March 4, 2009	/s/ William A. Hawkins
William A. Hawkins
Chairman and Chief Executive Officer

Date: March 4, 2009	/s/ Gary L. Ellis
Gary L. Ellis
Senior Vice President and
Chief Financial Officer