Form 10-Q
period 2009-07-31
MEDTRONIC INC
filed 2009-09-09
CIK 64670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 2009

Commission File Number 1-7707

MEDTRONIC, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0793183
(State of incorporation)	(I.R.S. Employer
Identification No.)

710 Medtronic Parkway
Minneapolis, Minnesota 55432
(Address of principal executive offices) (Zip Code)

(763) 514-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes   ☒      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data Filing required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No   ☒

Shares of common stock, $.10 par value, outstanding on September 3, 2009: 1,106,803,531

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended
	July 31, 2009	July 25, 2008
	(in millions, except per share data)
Net sales	$3,933	$3,706

Costs and expenses:
Cost of products sold	966	855
Research and development expense	370	324
Selling, general and administrative expense	1,368	1,318
Restructuring charges	62	96
Certain litigation charges	444	—
Other expense, net	96	151
Interest expense, net	66	47
Total costs and expenses	3,372	2,791

Earnings before income taxes	561	915

Provision for income taxes	116	192

Net earnings	$445	$723

Basic earnings per share	$0.40	$0.64
Diluted earnings per share	$0.40	$0.64

Basic weighted average shares outstanding	1,112.6	1,125.2
Diluted weighted average shares outstanding	1,114.6	1,131.7

Cash dividends declared per common share	$0.205	$0.188

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2009	April 24, 2009
	(in millions, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$1,022	$1,271
Short-term investments	522	405
Accounts receivable, less allowances of $63 and $61, respectively	3,113	3,123
Inventories	1,492	1,426
Deferred tax assets, net	600	605
Prepaid expenses and other current assets	535	622

Total current assets	7,284	7,452

Property, plant and equipment	5,057	4,887
Accumulated depreciation	(2,724)	(2,608)
Property, plant and equipment, net	2,333	2,279

Goodwill	8,226	8,195
Other intangible assets, net	2,408	2,477
Long-term investments	3,037	2,769
Other assets	286	416

Total assets	$23,574	$23,588

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$658	$522
Accounts payable	373	382
Accrued compensation	662	901
Accrued income taxes	123	130
Other accrued expenses	1,316	1,212

Total current liabilities	3,132	3,147

Long-term debt	6,307	6,253
Long-term accrued compensation and retirement benefits	351	329
Long-term accrued income taxes	485	475
Long-term deferred tax liabilities, net	62	115
Other long-term liabilities	93	87

Total liabilities	10,430	10,406

Commitments and contingencies (Note 20)	—	—

Shareholders’ equity:
Preferred stock— par value $1.00	—	—
Common stock— par value $0.10	111	112
Retained earnings	13,243	13,272
Accumulated other comprehensive loss	(210)	(202)

Total shareholders’ equity	13,144	13,182

Total liabilities and shareholders’ equity	$23,574	$23,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	July 31, 2009	July 25, 2008
	(in millions)
Operating Activities:
Net earnings	$445	$723
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	188	173
Amortization of discount on senior convertible notes	43	38
Provision for doubtful accounts	8	6
Deferred income taxes	68	(3)
Stock-based compensation	62	55
Excess tax benefit from exercise of stock-based awards	—	(11)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	29	42
Inventories	(35)	(59)
Accounts payable and accrued liabilities	(136)	(81)
Other operating assets and liabilities	(1)	110
Certain litigation charges	444	—
Certain litigation payments	(494)	(193)

Net cash provided by operating activities	621	800

Investing Activities:
Acquisitions, net of cash acquired	—	(29)
Additions to property, plant and equipment	(150)	(127)
Purchases of marketable securities	(1,156)	(1,103)
Sales and maturities of marketable securities	860	558
Other investing activities, net	(83)	21

Net cash used in investing activities	(529)	(680)

Financing Activities:
Change in short-term borrowings, net	148	481
Payments on long-term debt	(6)	(300)
Dividends to shareholders	(228)	(211)
Issuance of common stock	36	198
Excess tax benefit from exercise of stock-based awards	—	11
Repurchase of common stock	(344)	(175)

Net cash (used in) provided by financing activities	(394)	4

Effect of exchange rate changes on cash and cash equivalents	53	(14)

Net change in cash and cash equivalents	(249)	110

Cash and cash equivalents at beginning of period	1,271	1,060

Cash and cash equivalents at end of period	$1,022	$1,170

Supplemental Cash Flow Information
Income taxes paid	$68	$62
Interest paid	58	38

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial condition and cash flows in conformity with U.S. GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Medtronic, Inc. and its subsidiaries (Medtronic or the Company) for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 24, 2009.

All prior periods presented have been retrospectively adjusted for the impact of the adoption of Financial Accounting Standards Board (FASB) Staff Position (FSP) Accounting Principles Board (APB) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB No. 14-1), and FSP Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF No. 03-6-1) (see Note 3).

The Company has evaluated its subsequent events through September 9, 2009, the filing date of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2009.

The Company’s fiscal years 2010, 2009 and 2008 will end or ended on April 30, 2010, April 24, 2009 and April 25, 2008, respectively.

Note 2 – New Accounting Pronouncements

In December 2008, the FASB issued FSP Statement of Financial Accounting Standards (SFAS) No. 132(R)-1, “Employers’ Disclosures About Postretirement Benefit Plan Assets” (FSP SFAS No. 132(R)-1). FSP SFAS No. 132(R)-1 requires increased disclosures about an entity’s postretirement benefit plan assets. Specifically, FSP SFAS No. 132(R)-1 requires an entity to disclose information regarding its investment policies and strategies, its categories of plan assets, its fair value measurements of plan assets and any significant concentrations of risk in plan assets. FSP SFAS No. 132(R)-1 is effective for the Company beginning in the first quarter of fiscal year 2010 but only requires the revised annual disclosures on a prospective basis. The Company will provide the additional disclosures necessary to the consolidated financial statements beginning in the Company’s fiscal year 2010 Annual Report on Form 10-K.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 168). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements. In addition, SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws as authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, all nongrandfathered, non-SEC accounting literature not included in the Codification is deemed nonauthoritative. SFAS No. 168 will be effective for the Company beginning in the second quarter of fiscal year 2010. Upon adoption, the Company will reference GAAP by using the numbering system prescribed by the Codification. As the Codification was not intended to change existing GAAP, it will not have any impact on the Company’s consolidated financial statements.

Note 3 – Retrospective Adoption of Accounting Pronouncements

In May 2008, the FASB issued FSP APB No. 14-1. FSP APB No. 14-1 requires the proceeds from the issuance of applicable convertible debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB No. 14-1 changes the accounting treatment for the Company’s $2.200 billion of 1.500 percent and $2.200 billion of 1.625 percent Senior Convertible Notes due 2011 and 2013, respectively, which were issued in April 2006 (collectively, the Senior Convertible Notes), and the $15 million remaining balance of the Company’s Contingent Convertible Debentures due 2021 (the Debentures).

The effect of the adoption of FSP APB No. 14-1 on the Senior Convertible Notes at April 2006 was a debt discount of $967 million and an increase of $614 million, net of tax, to shareholders’ equity.

The resulting debt discount for the Company’s Debentures is to be amortized over the period from the effective date, January 2005, through the first date holders of the Debentures had the ability to put them back to the Company, September 2006. Therefore, the retrospective adoption of FSP APB No. 14-1 for the Debentures had no impact on results of operations for periods following fiscal year 2007.

In addition, in June 2008, the FASB issued FSP EITF No. 03-6-1. FSP EITF No. 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (EPS) pursuant to the two-class method. The Company adopted FSP EITF No. 03-6-1 in the first quarter of fiscal year 2010 and is required to retrospectively adjust all prior-period EPS data. The resulting impact of the adoption of FSP EITF No. 03-6-1 was to include 3.5 million and 4.3 million of unvested restricted shares in the basic weighted average shares outstanding calculation for the three months ended July 31, 2009 and July 25, 2008, respectively.

The following table illustrates the impact of the adoption of FSP APB No. 14-1 and FSP EITF No. 03-6-1 on certain financial statement line items in the condensed consolidated statement of earnings for the three months ended July 31, 2009:

(in millions)	Previous Method	Effect of Change of FSP APB No. 14-1	Effect of Change of FSP EITF No. 03-6-1	As Reported
Interest expense, net	$23	$43	$—	$66
Provision for income taxes	131	(15)	—	116
Net earnings	473	(28)	—	445
Earnings per share:
Basic	0.43	(0.03)	—	0.40
Diluted	0.43	(0.03)	—	0.40

The following table illustrates the impact of the adoption of FSP APB No. 14-1 on certain financial statement line items in the condensed consolidated balance sheet as of July 31, 2009:

(in millions)	Previous Method	Effect of Change	As Reported
ASSETS
Prepaid expenses and other current assets (debt issuance costs)	$542	$(7)	$535
Long-term deferred tax assets, net	103	(103)	—
Total assets	23,684	(110)	23,574
LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	6,782	(475)	6,307
Long-term deferred tax liabilities, net	—	62	62
Total liabilities	10,843	(413)	10,430
Retained earnings	12,940	303	13,243
Total shareholders’ equity	12,841	303	13,144
Total liabilities and shareholders’ equity	23,684	(110)	23,574

The following table illustrates the impact of the adoption of FSP APB No. 14-1 on certain financial statement line items in the condensed consolidated statement of cash flows for the three months ended July 31, 2009:

(in millions)	Previous Method	Effect of Change	As Reported
Operating Activities
Net earnings	$473	$(28)	$445
Amortization of discount on senior convertible notes	—	43	43
Deferred income taxes	83	(15)	68
Net cash provided by operating activities	621	—	621

The following table illustrates the impact of the adoption of FSP APB No. 14-1 and FSP EITF No. 03-6-1 on certain financial statement line items in the condensed consolidated statement of earnings for the three months ended July 25, 2008:

(in millions)	As Originally Reported	Effect of Change of FSP APB No. 14-1	Effect of Change of FSP EITF No. 03-6-1	As Adjusted
Interest expense, net	$9	$38	$—	$47
Provision for income taxes	206	(14)	—	192
Net earnings	747	(24)	—	723
Earnings per share:
Basic	0.67	(0.02)	(0.01)	0.64
Diluted	0.66	(0.02)	—	0.64

The following table illustrates the impact of the adoption of FSP APB No. 14-1 on certain financial statement line items in the condensed consolidated balance sheet as of April 24, 2009:

(in millions)	As Originally Reported	Effect of Change	As Adjusted
ASSETS
Prepaid expenses and other current assets (debt issuance costs)	$630	$(8)	$622
Long-term deferred tax assets, net	65	(65)	—
Total assets	23,661	(73)	23,588
LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	6,772	(519)	6,253
Long-term deferred tax liabilities, net	—	115	115
Total liabilities	10,810	(404)	10,406
Retained earnings	12,941	331	13,272
Total shareholders’ equity	12,851	331	13,182
Total liabilities and shareholders’ equity	23,661	(73)	23,588

The following table illustrates the impact of the adoption of FSP APB No. 14-1 on certain financial statement line items in the condensed consolidated statement of cash flows for the three months ended July 25, 2008:

(in millions)	As Originally Reported	Effect of Change	As Adjusted
Operating Activities
Net earnings	$747	$(24)	$723
Amortization of discount on senior convertible notes	—	38	38
Deferred income taxes	11	(14)	(3)
Net cash provided by operating activities	800	—	800

Note 4 – Acquisitions

During the first quarter of fiscal year 2010, the Company adopted SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) replaced SFAS No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and the goodwill acquired. SFAS No. 141(R) retains the underlying purchase method of accounting for acquisitions, but incorporates a number of changes. These changes include the capitalization of purchased in-process research and development (IPR&D), expensing of acquisition related costs and the recognition of contingent purchase price consideration at fair value at the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of the acquisition. This accounting treatment for taxes is applicable to acquisitions consummated both prior to and subsequent to the adoption of SFAS No. 141(R). The adoption of SFAS No. 141(R) did not change the requirement to expense IPR&D immediately with respect to asset acquisitions. With the exception of deferred tax asset valuation allowances and acquired income tax uncertainties related to previous acquisitions, this statement will be applied prospectively to business combinations consummated after fiscal year 2009. The adoption of SFAS No. 141(R) did not have a material impact on our condensed consolidated financial statements during the three months ended July 31, 2009.

When the Company acquires another company or a group of assets, the purchase price is allocated, as applicable, among IPR&D, other identifiable intangible assets, net tangible assets and goodwill, if any, as required by U.S. GAAP. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of acquired businesses. The values assigned to IPR&D and other identifiable intangible assets are based on valuations that have been prepared using methodologies and valuation techniques consistent with those used by independent appraisers. These techniques include estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values utilizing an appropriate risk-adjusted rate of return (discount rate). The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For IPR&D, these methodologies include consideration of the risk of the project not achieving commercial feasibility and include a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

At the time of acquisition, the Company plans that all acquired IPR&D will reach technological feasibility, but there can be no assurance that the commercial viability of these products will actually be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing and conducting clinical trials necessary to obtain regulatory approvals. The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, delay or failure to obtain required market clearances, and patent issuance, validity and litigation, if any. If commercial viability were not achieved, the Company would likely look to other alternative uses for the same technology.

Fiscal Year 2010

There were no significant acquisitions during the three months ended July 31, 2009.

Fiscal Year 2009

Restore Medical Acquisition

In July 2008, the Company acquired Restore Medical, Inc. (Restore). Restore’s Pillar Palatal Implant System provides the Company with a minimally invasive, implantable medical device used to treat the soft palate component of sleep breathing disorders, including mild to moderate obstructive sleep apnea and snoring. The Company accounted for the acquisition as a business combination. Restore shareholders received $1.60 per share in cash for each share of Restore common stock they owned. Total consideration for the transaction, net of cash acquired, was approximately $29 million. In connection with the acquisition of Restore, the Company acquired $17 million of technology-based intangible assets with an average estimated useful life of 10 years, $8 million of net tangible assets and $5 million of goodwill. The goodwill is not deductible for tax purposes. The pro forma impact of the Restore acquisition was not significant to the results of the Company for the three months ended July 25, 2008. The results of operations have been included in the Company’s consolidated statements of earnings since the date of acquisition.

Contingent Consideration

Certain of the Company’s business combinations or purchases of intellectual property involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. While it is not certain if and/or when these payments will be made, the Company has developed an estimate of the potential contingent consideration for each of its acquisitions with an outstanding potential obligation. At July 31, 2009, the estimated potential amount of future contingent consideration that the Company is expected to make associated with all business combinations or purchases of intellectual property is approximately $399 million. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2010 to 2016 in order for the consideration to be paid.

Note 5 – Certain Litigation Charges

The Company classifies material litigation reserves recognized as certain litigation charges. During the three months ended July 31, 2009, the Company recorded certain litigation charges of $444 million related to the global resolution of all outstanding intellectual property litigation with Abbott Laboratories (Abbott). The terms of the agreement stipulate that neither party will sue each other in the field of coronary stent and stent delivery systems for a period of at least 10 years, subject to certain conditions. Both parties also agreed to a cross-license of the disputed patents within the defined field. The $444 million settlement amount includes a $400 million payment to be made to Abbott and a $42 million success payment to be made to evYsio Medical Devices, LLC (evYsio). In addition, a $2 million payment is to be made to evYsio in connection with an amendment to the parties’ existing agreement in order to expand the scope of the definition of the license field from evYsio.

During the three months ended July 25, 2008, there were no certain litigation charges.

Note 6 – Restructuring Charges

Fiscal Year 2009 Initiative

In the fourth quarter of fiscal year 2009, the Company recorded a $34 million restructuring charge, which consisted of employee termination costs of $29 million and asset write-downs of $5 million. As part of the Company’s “One Medtronic” strategy, the Company continues to pursue opportunities to streamline the organization and standardize or centralize certain functional activities which are not unique to individual businesses. In connection with these efforts to create “One Medtronic,” this initiative is designed to streamline operations, by further consolidating manufacturing and eliminating certain non-core product lines, and to further align resources around the Company’s higher growth opportunities. This initiative impacts most businesses and certain corporate functions. Of the $5 million of asset write-downs, $3 million relates to inventory write-offs and production-related asset impairments and therefore was recorded within cost of products sold in the consolidated statement of earnings. The employee termination costs of $29 million consist of severance and the associated costs of continued medical benefits and outplacement services.

As a continuation of the fiscal year 2009 initiative, in the first quarter of fiscal year 2010, the Company incurred $72 million of incremental restructuring charges, which consisted of employee termination costs of $62 million and asset write-downs of $10 million. Of the $10 million of asset write-downs, $7 million relates to inventory write-offs and production-related asset impairments and therefore was recorded within cost of products sold in the condensed consolidated statement of earnings. Included in the $62 million restructuring charge is $9 million of incremental defined benefit pension and post-retirement related expenses for those employees who accepted early retirement packages. These costs are not included in the table summarizing restructuring costs below because they are associated with costs that are accounted for under the pension and post-retirement rules. For further discussion on the incremental defined benefit pension and post-retirement related expenses, see Note 19.

As of the end of the first quarter of fiscal year 2010, the Company has identified approximately 1,500 positions for elimination which will be achieved through early retirement packages offered to employees, voluntary separation and involuntary separation. Of these 1,500 positions, approximately 500 positions have been eliminated as of July 31, 2009. The restructuring initiatives are scheduled to be substantially complete by the end of the first quarter of fiscal year 2011.

A summary of the activity related to the fiscal year 2009 initiative is presented below:

	Fiscal Year 2009 Initiative
(in millions)	Employee Termination Costs	Asset Write-downs	Total
Balance at April 25, 2008	$—	$—	$—
Restructuring charges	29	5	34
Payments/write-downs	(1)	(5)	(6)
Balance at April 24, 2009	$28	$—	$28
Restructuring charges	53	10	63
Payments/write-downs	(19)	(10)	(29)
Balance at July 31, 2009	$62	$—	$62

Global Realignment Initiative

In the fourth quarter of fiscal year 2008, the Company began a global realignment initiative which focused on shifting resources to those areas where the Company has the greatest opportunities for growth and streamlining operations to drive operating leverage. The global realignment initiative impacted most businesses and certain corporate functions. Within the Company’s Cardiac Rhythm Disease Management (CRDM) business, the Company reduced research and development infrastructure by closing a facility outside the U.S., reprioritizing research and development projects to focus on the core business and consolidating manufacturing operations to drive operating leverage. Within the Company’s Spinal business, the Company reorganized and consolidated certain activities where Medtronic’s existing infrastructure, resources and systems could be leveraged to obtain greater operational synergies. The global realignment initiative was also designed to further consolidate manufacturing of CardioVascular products, streamline distribution of products in select businesses and to reduce general and administrative costs in the Company’s corporate functions.

In the first quarter of fiscal year 2010, the Company recorded a $8 million reversal of excess reserves primarily as a result of favorable severance negotiations as well as a higher than expected percentage of employees identified for elimination finding positions elsewhere in the Company. This $8 million reversal of excess reserves was partially offset by a $5 million charge the Company recorded in the first quarter of fiscal year 2010 related to the further write-down of a non-inventory related asset resulting from the continued decline in the international real estate market.

As of the end of the first quarter of fiscal year 2009, the Company had identified approximately 900 positions for elimination which were to be achieved through both voluntary and involuntary separation. Of the 900 positions identified, approximately 760 have been eliminated as of July 31, 2009. The restructuring initiatives are scheduled to be substantially complete by the end of the second quarter of fiscal year 2010.

A summary of the activity related to the global realignment initiative is presented below:

	Global Realignment Initiative
(in millions)	Employee Termination Costs	Asset Write-downs	Total
Balance at April 24, 2009	$15	$—	$15
Restructuring charges	—	5	5
Reversal of excess accrual	(8)	—	(8)
Payments/write-downs	(3)	(5)	(8)
Currency adjustment, net	1	—	1
Balance at July 31, 2009	$5	$—	$5

Note 7 – Investments

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP SFAS Nos. 115-2 and 124-2) which amended the existing guidance on determining whether an impairment for investments in debt securities is other-than-temporary as well as requiring additional annual and interim disclosures. Under FSP SFAS Nos. 115-2 and 124-2, impairment on debt securities will be considered other-than-temporary if the Company (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its costs, or (3) does not expect to recover the security’s fair value versus its amortized cost basis. FSP SFAS Nos. 115-2 and 124-2 further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall would be recognized in other comprehensive income. FSP SFAS Nos. 115-2 and 124-2 requires the Company to initially apply the provisions of the standard to previously other-than-temporary impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment reclassifies the non-credit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. FSP SFAS Nos. 115-2 and 124-2 was effective for the Company in the first quarter of fiscal year 2010 and resulted in a cumulative-effect adjustment of $3 million as of April 25, 2009.

Information regarding the Company’s short-term and long-term investments at July 31, 2009 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$852	$13	$(18)	$847
Auction rate securities	195	—	(43)	152
Mortgage backed securities	654	8	(39)	623
Government and agency securities	1,082	5	(2)	1,085
Certificates of deposit	34	—	—	34
Other asset backed securities	280	3	(9)	274
Marketable equity securities	12	6	—	18
Cost method, equity method and other investments	526	—	—	526
Total short-term and long-term investments	$3,635	$35	$(111)	$3,559

Information regarding the Company’s short-term and long-term investments at April 24, 2009 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$817	$8	$(20)	$805
Auction rate securities	199	—	(80)	119
Mortgage backed securities	789	9	(52)	746
Government and agency securities	693	5	(1)	697
Certificates of deposit	2	—	—	2
Other asset backed securities	297	3	(22)	278
Marketable equity securities	12	—	—	12
Cost method, equity method and other investments	515	—	—	515
Total short-term and long-term investments	$3,324	$25	$(175)	$3,174

The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category as of July 31, 2009:

	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$117	$(1)	$83	$(17)
Auction rate securities	—	—	152	(43)
Mortgage backed securities	104	(5)	113	(34)
Government and agency securities	342	(2)	—	—
Other asset backed securities	—	—	51	(9)
Total short-term and long-term investments	$563	$(8)	$399	$(103)

The Company’s investments in marketable debt securities detailed above are classified and accounted for as available-for-sale and include corporate debt securities, government and agency securities, certificates of deposit and mortgage backed and other asset backed securities including auction rate securities. Market conditions during the first quarter of fiscal year 2010 and subsequent to the Company’s quarter-end continue to indicate significant uncertainty on the part of investors on the economic outlook for the U.S. and for financial institutions. This uncertainty has created reduced liquidity across the fixed income investment market, including certain securities in which the Company has invested. As a result, some of the Company’s investments have experienced reduced liquidity including unsuccessful monthly auctions for auction rate security holdings. At July 31, 2009, the Company concluded that the unrealized losses associated with the remaining securities were not other-than-temporary as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of the amortized cost.

Activity related to the Company’s short-term and long-term investment portfolio is as follows:

	Three months ended
	July 31, 2009		July 25, 2008
(in millions)	Debt (a)	Equity (b)	Debt (a)	Equity (b)
Proceeds from sales	$860	$—	$558	$—
Gross realized gains	$14	$—	$1	$—
Gross realized losses	$(1)	$—	$(2)	$—
Impairment losses recognized	$(7)	$(3)	$(3)	$(2)

(a) Includes available-for-sale (AFS) debt securities.

(b) Includes marketable equity securities, cost method, equity method and other investments.

The total other-than-temporary impairment losses on AFS debt securities for the three months ended July 31, 2009 was $24 million, of which $17 million was recognized in other comprehensive income resulting in $7 million of charges being recognized in earnings. These charges relate to credit losses on certain mortgage backed securities and auction rate securities. The amount of credit losses represents the difference between the present value of cash flows expected to be collected on these securities and the amortized cost. Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which invested, the Company believes it has recorded all necessary other-than-temporary impairments as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell before recovery of the amortized cost. For additional discussion, see the “Liquidity and Capital Resources” section of management’s discussion and analysis.

The following table shows the credit loss portion of other-than-temporary impairments on debt securities held by the Company as of the dates indicated and the corresponding changes in such amounts:

(in millions)
Balance at April 24, 2009	$—
Credit losses remaining in retained earnings upon adoption	4
Credit losses recognized on securities previously not impaired	7
Balance at July 31, 2009	$11

The July 31, 2009 balance of AFS debt securities by contractual maturity is shown in the following table at fair value. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows, assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	July 31, 2009
Due in one year or less	$750
Due after one year through five years	2,064
Due after five years through ten years	33
Due after ten years	168
Total debt securities	$3,015

As of July 31, 2009 and April 24, 2009, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method was $526 million and $515 million, respectively. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.

Gains and losses recognized on debt instruments are recorded in interest expense, net in the condensed consolidated statements of earnings. Gains and losses recognized on equity instruments are recorded in other expense, net in the condensed consolidated statements of earnings. Gains and losses from the sale of investments are calculated based on the specific identification method.

Note 8 – Fair Value Measurements

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

For the Company, effective April 26, 2008, fair value under SFAS No. 157 “Fair Value Measurements” (SFAS No. 157), is principally applied to financial assets and liabilities such as marketable equity securities and debt securities that are classified and accounted for as available-for-sale, and derivative instruments. Derivatives include cash flow hedges, freestanding derivative forward contracts, net investment hedges and interest rate swaps. These items were previously and will continue to be marked-to-market at each reporting period; however, the definition of fair value is now applied using SFAS No. 157. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis subsequent to the effective date of SFAS No. 157.

The following tables provide information by level for assets and liabilities that are measured at fair value, as defined by SFAS No. 157, on a recurring basis.

	Fair Value at July 31, 2009	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$847	$22	$807	$18
Auction rate securities	152	—	—	152
Mortgage backed securities	623	—	586	37
Government and agency securities	1,085	186	899	—
Certificates of deposit	34	—	34	—
Other asset backed securities	274	—	257	17
Marketable equity securities	18	18	—	—
Derivative assets	169	163	6	—
Total assets	$3,202	$389	$2,589	$224

Liabilities:
Derivative liabilities	$62	$62	$—	$—
Total liabilities	$62	$62	$—	$—

	Fair Value at April 24, 2009	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$805	$8	$771	$26
Auction rate securities	119	—	—	119
Mortgage backed securities	746	—	709	37
Government and agency securities	697	174	523	—
Certificates of deposit	2	—	2	—
Other asset backed securities	278	—	255	23
Marketable equity securities	12	12	—	—
Derivative assets	436	436	—	—
Total assets	$3,095	$630	$2,260	$205

Liabilities:
Derivative liabilities	$31	$31	$—	$—
Total liabilities	$31	$31	$—	$—

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain corporate debt securities, auction rate securities, certain mortgage backed securities and certain asset backed securities for which there was a decrease in the observability of market pricing for these investments. At July 31, 2009, these securities were valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at July 31, 2009.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

	Three months ended
(in millions)	July 31, 2009	July 25, 2008
Beginning Balance	$205	$448
Total realized losses and other-than temporary impairment losses included in earnings	(4)	(3)
Total unrealized gains/(losses) included in other comprehensive income	45	(7)
Net purchases, issuances, and settlements	(22)	(152)
Ending Balance	$224	$286

Realized gains or losses included in earnings are included in interest expense, net in the condensed consolidated statement of earnings.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

The Company had no financial assets or liabilities that are measured on a nonrecurring basis subsequent to their initial recognition during the three months ended July 31, 2009.

Non-financial assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. No impairments existed as of July 31, 2009.

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company’s long-term debt at July 31, 2009 was $6.728 billion compared with a carrying value of $6.725 billion and at April 24, 2009 an estimated fair value of $6.375 billion compared with a carrying value of $6.665 billion. Fair value was estimated using quoted market prices. The fair values and carrying values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

Note 9 – Financing Arrangements

Senior Convertible Notes

In April 2006, the Company issued $2.200 billion of 1.500 percent Senior Convertible Notes due 2011 and $2.200 billion of 1.625 percent Senior Convertible Notes due 2013 (collectively, the Senior Convertible Notes). The Senior Convertible Notes were issued at par and pay interest in cash semi-annually in arrears on April 15 and October 15 of each year. The Senior Convertible Notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness.

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

In separate transactions, the Company sold warrants to issue shares of the Company’s common stock at an exercise price of $76.56 per share in private transactions. Pursuant to these transactions, warrants for 41 million shares of the Company’s common stock may be settled over a specified period beginning in July 2011 and warrants for 41 million shares of the Company’s common stock may be settled over a specified period beginning in July 2013.

In June 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF No. 07-5). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and classified in shareholders’ equity or whether it should be bifurcated and classified as a separate asset or liability and marked-to-market through earnings. The Company adopted EITF No. 07-5 in the first quarter of fiscal year 2010. In applying EITF No. 07-5, the Company concluded that the purchased call options and sold warrants were indexed to its own stock and should continue to be classified in shareholders’ equity; thus consistent with prior periods, EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF No. 00-19) would still apply.

Under EITF No. 00-19, the notes are accounted for as a combined instrument because the conversion spread meets the requirements of EITF No. 00-19, including the provisions contained in paragraphs 12–32 of EITF No. 00-19. Accordingly, the “conversion spread” is not separated as a derivative.

EITF No. 00-19 provides that contracts are initially classified as equity if (1) the contract requires physical settlement or net-share settlement, or (2) the contract gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The settlement terms of the Company’s purchased call options and sold warrant contracts provide for net cash settlement for the particular contract or net share settlement, depending on the method of settlement, as discussed above, which is at the option of the Company. Based on the guidance from EITF No. 00-19 and SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), the purchased call option contracts were recorded as a reduction of equity and the warrants were recorded as an addition to equity as of the trade date. SFAS No. 133 states that a reporting entity shall not consider contracts to be derivative instruments if the contract issued or held by the reporting entity is both indexed to its own stock and classified in shareholders’ equity in its statement of financial position. The Company concluded the purchased call option contracts and the warrant contracts should be accounted for in shareholders’ equity.

Effective April 25, 2009, the Company accounts for the Senior Convertible Notes in accordance with FSP APB No. 14-1. FSP APB No. 14-1 requires the proceeds from the issuance of the Senior Convertible Notes to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the Senior Convertible Notes are expected to be outstanding as additional non-cash interest expense. This change in accounting for the Senior Convertible Notes has been applied to the Company’s prior period financial statements on a retrospective basis, as required by FSP APB No. 14-1. For additional information on the impact of this change to the Company’s financial statements, refer to Note 3.

The following table provides equity and debt information for the Senior Convertible Notes under FSP APB No. 14-1.

	Senior Convertible Notes due 2011		Senior Convertible Notes due 2013
(in millions)	July 31, 2009	April 24, 2009	July 31, 2009	April 24, 2009
Carrying amount of the equity component	$420	$420	$547	$547

Principal amount of the Senior Convertible Notes	$2,200	$2,200	$2,200	$2,200
Unamortized discount	(157)	(181)	(318)	(338)
Net carrying amount	$2,043	$2,019	$1,882	$1,862

At July 31, 2009, the unamortized balance of the debt discount will be amortized over the remaining life of the Senior Convertible Notes, which is approximately 2 years for the 2011 Senior Convertible Notes and 4 years for the 2013 Senior Convertible Notes. The following table provides interest rate and interest expense amounts related to the Senior Convertible Notes.

	Senior Convertible Notes due 2011		Senior Convertible Notes due 2013
	Three months ended		Three months ended
(in millions)	July 31, 2009	July 25, 2008	July 31, 2009	July 25, 2008
Effective interest rate	5.97%	5.97%	6.03%	6.03%
Interest cost related to contractual interest coupon	$9	$8	$10	$9
Interest cost related to amortization of the discount	$23	$21	$21	$18

Senior Notes

In March 2009, the Company issued three tranches of Senior Notes (New Senior Notes) with the aggregate face value of $1.250 billion. The first tranche consisted of $550 million of 4.500 percent Senior Notes due 2014, the second tranche consisted of $400 million of 5.600 percent Senior Notes due 2019 and the third tranche consisted of $300 million of 6.500 percent Senior Notes due 2039. The first tranche was issued at par, the second tranche was issued at a discount which resulted in an effective interest rate of 5.609 percent and the third tranche was issued at a discount which resulted in an effective interest rate of 6.519 percent. Interest on each series of New Senior Notes is payable semi-annually, on March 15 and September 15 of each year, commencing September 15, 2009. The New Senior Notes are unsecured senior obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the New Senior Notes were issued contain customary covenants. The Company used the net proceeds from the sale of the New Senior Notes for repayment of a portion of its commercial paper and for general corporate uses.

In September 2005, the Company issued two tranches of Senior Notes with the aggregate face value of $1.000 billion. The first tranche consisted of $400 million of 4.375 percent Senior Notes due 2010 and the second tranche consisted of $600 million of 4.750 percent Senior Notes due 2015. Each tranche was issued at a discount which resulted in an effective interest rate of 4.433 percent and 4.760 percent for the five and ten year Senior Notes, respectively. Interest on each series of Senior Notes is payable semi-annually, on March 15 and September 15 of each year. The Senior Notes are unsecured unsubordinated obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which Senior Notes were issued contain customary covenants. The Company used the net proceeds from the sale of the Senior Notes for repayment of a portion of its commercial paper.

In June 2009, the Company entered into two five year interest rate swap agreements with notional amounts of $150 million each. These interest rate swap agreements were designated as fair value hedges of the changes in fair value of a portion of the Company’s fixed-rate $550 million Senior Notes due 2014. On the first interest rate swap agreement, the Company pays variable interest equal to the one-month London Interbank Offered Rate (LIBOR) plus 134 basis points and it receives a fixed interest rate of 4.50 percent. For the second interest rate swap agreement, the Company pays variable interest equal to the one-month LIBOR plus 137.25 basis points and it receives a fixed interest rate of 4.50 percent. The outstanding market value of these swap agreements was a $6 million unrealized gain at July 31, 2009 which is recorded in long-term debt with the offset recorded in other assets on the condensed consolidated balance sheet.

Contingent Convertible Debentures

As of July 31, 2009 and April 24, 2009, the Company has $15 million remaining in aggregate principal amount of 1.250 percent Contingent Convertible Debentures, Series B due 2021 (the Debentures) outstanding. Interest is payable semi-annually. Each Debenture is convertible into shares of common stock at an initial conversion price of $61.81 per share; however, the Debentures are not convertible before their final maturity unless the closing price of our common stock reaches 110 percent of the conversion price for 20 trading days during a consecutive 30 trading day period. Upon conversion of the Debentures, the Company will pay holders cash equal to the lesser of the principal amount of the Debentures or their conversion value, and shares of the Company’s common stock to the extent the conversion value exceeds the principal amount of the Debentures. The Company may be required to repurchase the remaining debentures at the option of the holders in September 2011 or 2016. For put options exercised by the holders of the Debentures, the purchase price is equal to the principal amount of the applicable debenture plus any accrued and unpaid interest thereon to the repurchase date. If the put option is exercised, the Company will pay holders the repurchase price solely in cash. The Company can redeem the debentures for cash at any time.

Commercial Paper

The Company maintains a commercial paper program that allows the Company to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of July 31, 2009 and April 24, 2009, outstanding commercial paper totaled $506 million and $385 million, respectively. During the three months ended July 31, 2009, the weighted average original maturity of the commercial paper outstanding was approximately 46 days, and the weighted average interest rate was 0.25 percent. The issuance of commercial paper reduces the amount of credit available under our existing lines of credit.

Bank Borrowings

Bank borrowings consist primarily of borrowings from non-U.S. banks at interest rates considered favorable by management and where natural hedges can be gained for foreign exchange purposes.

Lines of Credit

The Company has existing unsecured lines of credit of approximately $2.839 billion with various banks at July 31, 2009. The existing lines of credit include a five-year $1.750 billion syndicated credit facility dated December 20, 2006 that will expire on December 20, 2011 (Credit Facility). The Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The Credit Facility provides the Company with the ability to increase its capacity by an additional $500 million at any time during the life of the five-year term of the agreement.

As of July 31, 2009 and April 24, 2009, the Company has unused lines of credit and commercial paper capacity of approximately $2.681 billion and $2.799 billion, respectively.

Interest rates on these borrowings are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. Facility fees are payable on the credit facilities and are determined in the same manner as the interest rates.

Note 10 – Derivatives and Foreign Exchange Risk Management

The Company uses operational and economic hedges, as well as forward exchange derivative contracts to manage the impact of foreign exchange rate changes on earnings and cash flows. In order to reduce the uncertainty of foreign exchange rate movements, the Company enters into derivative instruments, primarily forward exchange contracts, to manage its exposure related to foreign exchange rate changes. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets, liabilities, net investments and probable commitments. At inception of the forward contract, the derivative is designated as either a freestanding derivative, net investment hedge or cash flow hedge. Principal currencies hedged are the Euro and the Japanese Yen. The Company does not enter into forward exchange derivative contracts for speculative purposes. The gross notional amount of these contracts outstanding at July 31, 2009 and April 24, 2009 was $5.656 billion and $5.296 billion, respectively. The aggregate foreign currency gains/(losses) were $39 million and $(64) million for the three months ended July 31, 2009 and July 25, 2008, respectively. These gains/(losses) represent the net impact to the condensed consolidated statements of earnings for the derivative instruments presented below offset by remeasurement gains/(losses) on foreign currency denominated assets and liabilities.

The information that follows explains the various types of derivatives and financial instruments used by the Company, how and why the Company uses such instruments, how such instruments are accounted for and how such instruments impact the Company’s condensed consolidated balance sheets and statements of earnings.

Freestanding Derivative Forward Contracts

Freestanding derivative forward contracts are used to offset the Company’s exposure to the change in value of certain foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized currently in earnings, thereby offsetting the current earnings effect of the related foreign currency denominated assets and liabilities. The cash flows from these contracts are reported as operating activities in the consolidated statements of cash flows. The gross notional amount of these contracts, not designated as hedging instruments, outstanding at July 31, 2009 was $1.266 billion.

The amount of losses and location of the losses in the condensed consolidated statement of earnings related to derivative instruments not designated as hedging instruments for the three months ended July 31, 2009 were as follows:

(in millions)

Derivatives Not Designated as Hedging Instruments under SFAS No. 133	Location	Amount

Foreign exchange contracts	Other expense, net	$(95)

Net Investment Hedges

Net investment hedges are used to hedge the long-term investment (equity) in foreign operations. For hedges that meet effectiveness requirements, the net gains/(losses) related to changes in the current rates, or spot rates, are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive (loss)/ income (AOCI) on the consolidated balance sheets. Net gains/(losses) associated with changes in forward rates of the contracts are reflected in other expense, net in the consolidated statements of earnings. Recognition in earnings of amounts previously recorded as a cumulative translation adjustment is limited to circumstances such as complete or substantially complete liquidation of the long-term investment (equity) in foreign operations. The cash flows from these contracts are reported as investing activities in the consolidated statements of cash flows. As of July 31, 2009, there were no open net investment hedge contracts. For the three months ended July 31, 2009, there were no reclassifications of the effective portion of net investment hedges out of AOCI into income; therefore, consistent with the fourth quarter of fiscal year 2009, $27 million in gains remained in cumulative translation within AOCI.

Cash Flow Hedges

Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions, denominated in a foreign currency that will take place in the future. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. No gains or losses relating to ineffectiveness of cash flow hedges were recognized in earnings during the three months ended July 31, 2009 and July 25, 2008. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued during the three months ended July 31, 2009 and July 25, 2008. The cash flows from these contracts are reported as operating activities in the consolidated statements of cash flows. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at July 31, 2009 was $4.090 billion and will mature within the subsequent 36-month period.

The amount of gains/(losses) and location of the gains/(losses) in the condensed consolidated statement of earnings and other comprehensive income (OCI) related to derivative instruments designated as cash flow hedges for the three months ended July 31, 2009 are as follows:

(in millions)	Gross Losses Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains on Derivative Reclassified from AOCI into Income

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign exchange contracts	$(340)	Other expense, net	$23
		Cost of products sold	8
Total	$(340)		$31

As of July 31, 2009, the Company had a balance of $1 million in after-tax net unrealized gains associated with cash flow hedging instruments recorded in AOCI. The Company expects that $4 million in losses of this balance will be reclassified into the consolidated statement of earnings over the next twelve months.

Fair Value Hedges

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings.

Interest rate derivative instruments designated as fair value hedges are designed to manage the exposure to interest rate movements and to reduce borrowing costs by converting fixed-rate debt into floating-rate debt. Under these agreements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount.

As of July 31, 2009, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations. In June 2009, the Company entered into two fixed-to-floating interest rate swap agreements with an aggregate notional amount of $300 million designated as fair value hedges of the fixed interest rate obligation under the existing $550 million, 5 year, 4.50 percent New Senior Notes that were issued in March 2009. These fair value hedges are 100 percent effective and, thus, there is no net impact on earnings. As a result, the market value of these interest rate swap agreements is a $6 million unrealized gain at July 31, 2009 which is recorded as an increase in long-term debt with the offset recorded as an increase in other assets on the condensed consolidated balance sheet. The gross notional amount of these contracts, designated as fair value hedges outstanding at July 31, 2009 was $300 million.

During the three months ended July 31, 2009 and July 25, 2008, the Company did not have any ineffective fair value hedging instruments. In addition, the Company did not recognize any gains or losses during the three months ended July 31, 2009 and July 25, 2008 on firm commitments that no longer qualify as fair value hedges.

Balance Sheet Presentation

The following table summarizes the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheet as of July 31, 2009. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not, and are further segregated by type of contract within those two categories.

	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$98	Other accrued expenses	$52
Interest rate contracts	Other assets	6
Foreign exchange contracts	Other assets	64	Other long-term liabilities	10
Total derivatives designated as hedging instruments		$168		$62

Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$1	Other accrued expenses	$—
Total derivatives not designated as hedging instruments		$1		$—

Total derivatives		$169		$62

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of interest-bearing investments, forward exchange derivative contracts and trade accounts receivable.

The Company maintains cash and cash equivalents, investments and certain other financial instruments (including forward exchange contracts) with various major financial institutions. The Company performs periodic evaluations of the relative credit standings of these financial institutions and limits the amount of credit exposure with any one institution.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. However, a significant amount of trade receivables are with national healthcare systems in many countries. Although the Company does not currently foresee a credit risk associated with these receivables, repayment is dependent upon the financial stability of the economies of those countries. As of July 31, 2009 and April 24, 2009, no customer represented more than 10 percent of the outstanding accounts receivable.

Note 11 – Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

(in millions)	July 31, 2009	April 24, 2009
Finished goods	$884	$854
Work in process	262	251
Raw materials	346	321
Total	$1,492	$1,426

Note 12 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended July 31, 2009 are as follows:

(in millions)	July 31, 2009
Balance at April 24, 2009	$8,195
Purchase accounting adjustments, net	(5)
Currency adjustment, net	36
Balance at July 31, 2009	$8,226

Intangible assets, excluding goodwill, as of July 31, 2009 and April 24, 2009 are as follows:

(in millions)	Purchased Technology and Patents	Trademarks and Tradenames	Other	Total
As of July 31, 2009:
Amortizable intangible assets
Original cost	$3,057	$373	$236	$3,666
Accumulated amortization	(855)	(226)	(177)	(1,258)
Carrying value	$2,202	$147	$59	$2,408

As of April 24, 2009:
Amortizable intangible assets
Original cost	$3,057	$373	$238	$3,668
Accumulated amortization	(801)	(217)	(173)	(1,191)
Carrying value	$2,256	$156	$65	$2,477

Amortization expense for the three months ended July 31, 2009 and July 25, 2008 was $78 million and $66 million, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets is as follows:

(in millions) Fiscal Year	Amortization Expense
Remaining 2010	$230
2011	294
2012	268
2013	252
2014	243
Thereafter	1,121
$2,408

Note 13 – Warranty Obligation

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

During the three months ended July 31, 2009, the Company recorded a $16 million warranty provision related to the July 2009 supplier-related Paradigm Quick-set infusion set field action in its Diabetes business. See the “Net Sales” section of management’s discussion and analysis for additional information.

Changes in the Company’s product warranties during the three months ended July 31, 2009 and July 25, 2008 consisted of the following:

	Three months ended
(in millions)	July 31, 2009	July 25, 2008
Balance at the beginning of the period	$35	$43
Warranty claims provision	26	9
Settlements made	(16)	(7)
Balance at the end of the period	$45	$45

Note 14 – Interest Expense/(Income), net

Interest income and interest expense for the three months ended July 31, 2009 and July 25, 2008 are as follows:

	Three months ended
(in millions)	July 31, 2009	July 25, 2008
Interest income	$(38)	$(52)
Interest expense	104	99
Interest expense, net	$66	$47

Interest expense, net for the three months ended July 25, 2008 has been retrospectively adjusted for the impact of the adoption of FSP APB No. 14-1. See Note 3 for additional information.

Interest income includes interest earned on the Company’s cash and cash equivalents, short- and long-term investments and the net realized gain or loss on the sale or impairment of AFS debt securities. See Note 7 for further discussion of these items.

Interest expense includes the expense associated with the interest that the Company pays on its outstanding borrowings, including short- and long-term instruments, and the amortization of debt issuance costs and debt discounts.

Note 15 – Income Taxes

During the three months ended July 31, 2009, the Company recorded a $7 million benefit associated with Irish research and development credit claims, finalization of certain foreign tax returns and changes to uncertain tax position reserves. These tax adjustments are operational in nature and are recorded in provision for income taxes on the condensed consolidated statements of earnings.

During the three months ended July 31, 2009, the Company’s gross unrecognized tax benefits increased from $431 million to $471 million. In addition, the Company has accrued interest and penalties of $120 million as of July 31, 2009. If all of the Company’s unrecognized tax benefits were recognized, approximately $402 million would impact the Company’s effective tax rate. The Company continues to record the liability for unrecognized tax benefits as a long-term liability as it does not expect significant payments to occur or the total amount of unrecognized tax benefits to change significantly over the next twelve months. The Company will continue to recognize interest and penalties related to income tax matters in the provision for income taxes in the condensed consolidated statements of earnings and record the liability in the current or long-term accrued income taxes in the condensed consolidated balance sheets, as appropriate.

As of July 31, 2009, there have been no changes to significant unresolved matters with the U.S. Internal Revenue Service or foreign tax authorities from what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended April 24, 2009.

Note 16 – Earnings Per Share

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

In the first quarter of fiscal year 2010, the Company adopted FSP EITF No. 03-6-1. See Note 3 for additional information regarding the adoption of FSP EITF No. 03-6-1.

Presented below is a reconciliation between basic and diluted earnings per share:

	Three months ended
(shares in millions)	July 31, 2009	July 25, 2008
Numerator:
Net earnings	$445	$723
Denominator:
Basic – weighted average shares outstanding	1,112.6	1,125.2
Effect of dilutive securities:
Employee stock options	0.3	4.9
Employee restricted stock and restricted stock units	1.2	0.7
Other	0.5	0.9
Diluted – weighted average shares outstanding	1,114.6	1,131.7

Basic earnings per share	$0.40	$0.64
Diluted earnings per share	$0.40	$0.64

The calculation of weighted average diluted shares outstanding excludes options for approximately 64 million and 22 million common shares for the three months ended July 31, 2009 and July 25, 2008, respectively, as the exercise price of those options was greater than the average market price for the period, resulting in an anti-dilutive effect on diluted earnings per share. For the three months ended July 31, 2009 and July 25, 2008, common share equivalents related to the Company’s $4.400 billion of Senior Convertible Notes were anti-dilutive as the market price of the Company’s stock was below the conversion price of the Senior Convertible Notes and, therefore, were excluded from the calculation of weighted average diluted shares.

Note 17 – Comprehensive Income and Accumulated Other Comprehensive (Loss)/Income

In addition to net earnings, comprehensive income includes changes in foreign currency translation adjustments (including the change in current exchange rates, or spot rates, of net investment hedges), unrealized gains and losses on foreign exchange derivative contracts qualifying and designated as cash flow hedges, net changes in retirement obligation funded status and unrealized gains and losses on AFS marketable securities. Comprehensive income for the three months ended July 31, 2009 and July 25, 2008 was $441 million and $801 million, respectively.

Presented below is a summary of activity for each component of accumulated other comprehensive (loss)/income:

(in millions)	Unrealized Gain/(Loss) on Investments	Cumulative Translation Adjustments	Net Change in Retirement Obligations	Unrealized Gain/(Loss) on Foreign Exchange Derivatives	Accumulated Other Comprehensive Income/(Loss)
Balance April 24, 2009	$(95)	$62	$(398)	$228	$(202)
Impact of Adoption of FSP FAS Nos. 115-2 and 124-2	(3)	—	—	—	(3)
Period Change	50	179	(7)	(227)	(5)
Balance July 31, 2009	$(48)	$241	$(405)	$1	$(210)

Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in non-U.S. subsidiaries. The tax benefit on the unrealized loss on foreign exchange derivatives for the three months ended July 31, 2009 was $113 million. The tax expense on the unrealized gain on investments for the three months ended July 31, 2009 was $28 million. The tax benefit on the net change in retirement obligations was not material for the three months ended July 31, 2009. See Note 7 for additional information regarding the adoption of FSP SFAS Nos. 115-2 and 124-2.

Note 18 – Stock-Based Compensation

The Company follows the provisions in FASB SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). Under the fair value recognition provisions of SFAS No. 123(R), the Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period. The Company elected the modified-prospective method of adopting SFAS No. 123(R), under which prior periods were not retroactively restated. The provisions of SFAS No. 123(R) apply to awards granted after the April 29, 2006 effective date. Stock-based compensation expense for the non-vested portion of awards granted prior to the effective date is being recognized over the remaining service period using the fair-value based compensation cost estimated for FASB SFAS No. 123, “Accounting for Stock-Based Compensation,” pro forma disclosures.

The following table presents the components and classification of stock-based compensation expense recognized for the three months ended July 31, 2009 and July 25, 2008:

	Three months ended
(in millions)	July 31, 2009	July 25, 2008
Stock options	$33	$33
Restricted stock awards	24	17
Employee stock purchase plan	5	5
Total stock-based compensation expense	$62	$55

Cost of products sold	$7	$7
Research and development expense	15	13
Selling, general and administrative expense	40	35
Total stock-based compensation expense	$62	$55

Income tax benefits	(19)	(15)

Total stock-based compensation expense, net of tax	$43	$40

Note 19 – Retirement Benefit Plans

The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans (post-retirement benefits), defined contribution savings plans and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the pension and post-retirement medical plans include the following components for the three months ended July 31, 2009 and July 25, 2008:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Three months ended		Three months ended		Three months ended
(in millions)	July 31, 2009	July 25, 2008	July 31, 2009	July 25, 2008	July 31, 2009	July 25, 2008
Service cost	$15	$18	$7	$8	$3	$4
Interest cost	17	15	5	6	4	3
Expected return on plan assets	(25)	(24)	(6)	(6)	(2)	(3)
Amortization of net actuarial loss	—	1	—	—	—	—
Net periodic benefit cost	7	10	6	8	5	4
Special termination benefits	7	—	—	—	2	—
Total cost for period	$14	$10	$6	$8	$7	$4

As a result of the fiscal year 2009 restructuring initiative that began in the fourth quarter of fiscal year 2009, the Company has recognized special termination benefits in the three months ended July 31, 2009 related to employees electing to accept early retirement packages provided under the restructuring initiatives. The incremental expense from these special termination benefits is reflected in the table above. See Note 6 for additional information regarding the fiscal year 2009 restructuring initiative.

Note 20 – Contingencies

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

Litigation with Wyeth and Cordis Corporation

On February 22, 2008, Wyeth and Cordis Corporation (Cordis) filed a lawsuit against the Company and its subsidiary, Medtronic AVE, Inc., in U.S. District Court for the District of New Jersey, alleging that Medtronic’s Endeavor drug-eluting stent infringes three U.S. “Morris” patents alleged to be owned by Wyeth and exclusively licensed to Cordis. The Company is indemnified for the claims made by Wyeth and Cordis. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

Litigation with Abbott Cardiovascular Systems Inc.

On July 27, 2009, Medtronic announced global resolution of all outstanding intellectual property litigation with Abbott. The terms of the agreement stipulate that neither party will sue each other in the field of coronary stent and stent delivery systems for a period of at least 10 years, subject to certain conditions. Both parties also agreed to a cross-license of the disputed patents within the defined field. The $444 million pre-tax settlement amount includes a $400 million payment to be made to Abbott and a $42 million success payment to be made to evYsio. In addition, a $2 million payment is to be made to evYsio in connection with an amendment to the parties’ existing agreement in order to expand the scope of the definition of the license field from evYsio. In the first quarter of fiscal year 2010, the Company recorded an expense in the amount of $444 million relating to the matter.

Litigation with DePuy Spine

On January 26, 2001, DePuy Spine (formerly DePuy/AcroMed), a subsidiary of Johnson & Johnson, and Biedermann Motech GmbH (collectively, DePuy) filed suit in U.S. District Court for the District of Massachusetts alleging that Medtronic’s subsidiary, Medtronic Sofamor Danek USA, Inc. (MSD), was infringing a patent relating to a design for a thoracolumbar multi-axial screw (MAS). DePuy subsequently supplemented its allegations to claim that MSD’s M10, M8 and Vertex screws infringe the patent. On April 17, 2003 and February 26, 2004, the District Court ruled on summary judgment that the M10, M8 and Vertex screws do not infringe. On October 1, 2004, a jury found that MAS screws, which MSD no longer sells in the U.S., infringe under the doctrine of equivalents. The jury awarded damages of $21 million and on February 9, 2005, the Court entered judgment against MSD, including prejudgment interest, in the aggregate amount of $24 million. In the third quarter of fiscal year 2005, the Company recorded an expense equal to the $24 million judgment in the matter. DePuy appealed the Court’s decisions that the M10, M8 and Vertex screws do not infringe, and MSD appealed the jury’s verdict that the MAS screws infringe valid claims of the patent. On November 20, 2006, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the District Court that the M10 and M8 screws do not infringe, affirmed the jury’s verdict and damage award on the MAS screws, affirmed the decision that the Vertex screws do not literally infringe, but remanded the case, ruling that there is a triable issue of fact as to whether the Vertex screws infringe under the doctrine of equivalents. On remand, DePuy further supplemented its allegations to claim that an additional product, the Vertex Max screws, also infringe. On March 20, 2007, the District Court declined to stay execution of the judgment relating to the MAS product. On March 30, 2007, the judgment plus accrued interest was paid under protest. On September 27, 2007, a jury found that the Vertex and Vertex Max screws infringe under the doctrine of equivalents and awarded $226 million in damages to DePuy, and the District Court entered judgment against Medtronic on December 12, 2007. Thereafter, the District Court ruled on all post-trial motions, increasing the award to DePuy to an estimated amount of $272 million. The District Court also granted a permanent injunction against Medtronic that prohibits Medtronic from making, using and selling Vertex and Vertex Max polyaxial screws in the U.S.; however, Medtronic’s Vertex Select multi-axial screw is not affected by the injunction. Medtronic appealed to the U.S. Court of Appeals for the Federal Circuit. DePuy cross-appealed. On June 1, 2009, the Court of Appeals for the Federal Circuit affirmed the determination of infringement and award of lost profits, but reversed the remaining elements of the damages awarded. The court remanded the case to the District Court for the calculation of post-judgment interest on damages of $149 million. In the fourth quarter of fiscal year 2009, the Company recorded an expense in the amount of $178 million relating to the matter. The District Court entered a final judgment, including pre- and post-judgment interest in the aggregate amount of $179 million on June 29, 2009. Medtronic satisfied the judgment with a payment of $179 million to DePuy on June 30, 2009.

Marquis/Maximo/InSync Matters

On February 10, 2005, Medtronic voluntarily began to advise physicians about the possibility that a specific battery shorting mechanism might manifest itself in a subset of implantable cardioverter defibrillators (ICDs) and cardiac resynchronization therapy-defibrillators (CRT-Ds). These included certain Marquis VR/DR and Maximo VR/DR ICDs and certain InSync I/II/III CRT-D devices. Subsequent to this voluntary field action, a number of lawsuits were filed against the Company alleging a variety of claims, including individuals asserting claims of personal injury and third party payors alleging entitlement to reimbursement. Many of these lawsuits were settled, and in the third quarter of fiscal year 2008, the Company recorded an expense of $123 million relating to the settlement in accordance with SFAS No. 5 as the potential loss was both probable and reasonably estimable. The Company paid substantially all of the $123 million in the first quarter of fiscal year 2009. One third party payor, Kinetic Knife, dismissed its original action without prejudice and subsequently filed a putative class action relating to the same subject matter. Medtronic removed the action to federal court in the District of Minnesota and filed a motion to dismiss, which is pending. In addition, class action product liability suits pending in Canada are consolidated in the Ontario Superior Court of Justice. That court certified a class proceeding on December 6, 2007 and denied Medtronic’s leave to appeal certification on May 15, 2008. The class was certified to include individual implant recipients and their family members. In addition, the subrogated claims of the provincial health insurers to recover costs incurred in providing medical services to the implant class are claimed in the class proceeding. Pretrial proceedings are underway. The Company has not recorded an expense related to damages for the remaining suits because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

Sprint Fidelis Product Liability Matters

On October 15, 2007, the Company voluntarily suspended worldwide distribution of its Sprint Fidelis (Fidelis) family of defibrillation leads. The leads are used to deliver therapy in patients with ICDs, but are generally not used in pacemaker patients. The U.S. Food and Drug Administration (FDA) subsequently classified the Company’s action as a Class I recall. As of August 1, 2009, approximately 1,350 lawsuits regarding the Fidelis leads have been filed against the Company, including approximately 37 putative class action suits reflecting a total of approximately 2,400 individual personal injury cases. In general, the suits allege claims of product liability, warranty, negligence, unjust enrichment, emotional distress and consumer protection violations. One lawsuit includes a claim by an individual purporting to act as a surrogate for the Center for Medicare and Medicaid Services, and one lawsuit has been brought by a third party payor as a putative class action suit. In addition, one putative class action has been filed in the Ontario Superior Court of Justice in Canada. Approximately 485 of the lawsuits have been filed in state court, generally alleging similar causes of action. Of those state court actions, approximately 470 are consolidated before a single judge in Hennepin County District Court in the state of Minnesota. Oral arguments on Medtronic’s motion to dismiss the Minnesota cases were heard on September 4, 2009. The federal court cases have been consolidated for pretrial proceedings before a single federal judge in the U.S. District Court for the District of Minnesota pursuant to the Multi-District Litigation (MDL) rules. On January 5, 2009, the MDL court entered an order dismissing with prejudice the master consolidated complaint for individuals and the master consolidated complaint for third party payors on grounds of federal preemption. On May 12, 2009, the MDL court denied plaintiffs’ request to file a motion for reconsideration of the dismissals and plaintiffs’ motion seeking permission to amend the master consolidated complaint. The court dismissed with prejudice 229 cases that adopted the master consolidated complaint and stayed all other cases pending further order of the court. Plaintiffs in the 229 cases filed a notice of appeal to the Eighth Circuit Court of Appeals on May 29, 2009. The Company has not recorded an expense related to damages in connection with the matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

Shareholder Related Matters

On November 8, 2007, Stanley Kurzweil filed a putative class action complaint against the Company and certain of its officers in the U.S. District Court for the District of Minnesota, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act) and Rule 10b-5 thereunder. The complaint is brought on behalf of persons or entities who purchased securities of Medtronic during the period of June 25, 2007 through October 15, 2007. The complaint alleges that “materially false and misleading” representations were made as to the market acceptance and use of the Fidelis defibrillator leads to artificially inflate Medtronic’s stock price. Pursuant to court order, the caption of the case was changed to Medtronic, Inc., Securities Litigation, and a consolidated putative class action complaint was filed on April 18, 2008. On March 10, 2009, the court entered an order dismissing the complaint with prejudice and denying plaintiffs leave to amend. Plaintiffs’ motion to alter the judgment was denied on May 29, 2009. Plaintiffs have filed an appeal to the Eighth Circuit Court of Appeals.

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

On January 9, 2009, Richard Gulbrandsen filed a similar shareholder derivative action against both the Company and certain of its officers, directors and employees in Hennepin County District Court in the state of Minnesota, alleging breach of fiduciary duty and other claims arising from the same subject matter as the Markewich putative class action complaint. On April 9, 2009, the court stayed the action until resolution of the Markewich matter pursuant to a stipulation of the parties. On July 10, 2009, the case was dismissed without prejudice pursuant to stipulation of the parties.

In addition, on August 11, 2008, Mark Brown filed a complaint against the Company and certain directors, officers and other company personnel in the U.S. District Court for the District of Minnesota, alleging violations of the Employee Retirement Income Security Act of 1974 arising from the same subject matter as the consolidated putative class complaint. The complaint was filed on behalf of a putative class of participants in and beneficiaries of the Medtronic, Inc. Savings and Investment Plan, whose individual accounts held shares of Company stock at any time from February 15, 2007 to November 19, 2007. On December 29, 2008, the plaintiff amended the complaint to add similar allegations relating to alleged off-label promotion of INFUSE Bone Graft and to amend the class to include participants in the plan from February 15, 2007 to December 12, 2008. The defendants’ motion to dismiss was granted on May 26, 2009. Plaintiffs have filed an appeal to the Eighth Circuit Court of Appeals.

On December 11, 2008, the Minneapolis Firefighters’ Relief Association filed a putative class action complaint against the Company and two of its officers in the U.S. District Court for the District of Minnesota, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. The complaint is brought on behalf of persons or entities who purchased securities of Medtronic from November 19, 2007 through November 17, 2008. The complaint alleges that the defendants made false and misleading public statements concerning the INFUSE Bone Graft product which artificially inflated Medtronic’s stock price during the period. On May 28, 2009, the court order appointed a lead plaintiff and lead counsel. On August 1, 2009, plaintiffs filed a consolidated putative class action complaint making similar allegations but expanding the class to include those persons or entities who purchased securities of Medtronic from November 20, 2006 to November 17, 2008.

On February 24, 2009, Christin Wright filed a complaint against the Company and certain directors, officers and other company personnel in the United States District Court for the District of Minnesota, alleging violations of the Employee Retirement Income Security Act of 1974. The complaint was filed purportedly on behalf of a putative class comprised of participants and beneficiaries of the Medtronic, Inc. Savings and Investment Plan, whose individual accounts held shares of company stock at any time from June 28, 2006 to November 18, 2008. The plaintiff claims the defendants breached fiduciary duties by allegedly failing to properly disclose the September 2008 settlement of the litigation with Fastenetix, LLC and the October 2008 settlement of the Cordis litigation. Medtronic’s motion to dismiss the complaint is scheduled for hearing on October 19, 2009.

The Company has not recorded an expense related to damages in connection with these shareholder related matters because any potential loss is not currently probable or reasonably estimable under SFAS No. 5.

Mirowski

Medtronic is a licensee to the RE 38,119 patent (‘119 Patent) and RE 38,897 patent (‘897 Patent) owned by Mirowski Family Ventures, LLC (Mirowski) relating to the treatment of hemodynamic dysfunction. Medtronic and Mirowski dispute the application of the ‘119 and ‘897 Patents to certain Medtronic cardiac resynchronization products. The parties entered into a tolling agreement deferring and conditioning any litigation of the dispute upon conditions precedent. The tolling agreement expired on October 1, 2007. In subsequent notices, Mirowski identified certain claims of the two patents that Mirowski asserts Medtronic is using. On December 17, 2007, Medtronic filed an action in U.S. District Court in Delaware seeking a declaration that none of its products infringe any valid claims of either the ‘119 or ‘897 Patents. If certain conditions are fulfilled, the ‘119 and/or ‘897 Patents are determined to be valid and the Medtronic products are found to infringe the ‘119 and/or ‘897 Patents, Medtronic will be obligated to pay royalties to Mirowski based upon sales of certain CRT-D products. A trial date has not been set. As of July 31, 2009, the amount of disputed royalties and interest related to CRT-D products is $105 million. This amount has not been accrued because the outcome is not currently probable under SFAS No. 5.

In addition, Medtronic is a licensee to the 4,407,288 Patent (‘288 Patent) owned by Mirowski relating to ICDs. Until November 2001, Medtronic accrued and paid royalties under the license based on a percentage of ICD sales. Medtronic and Mirowski dispute the application of the ‘288 Patent to certain Medtronic ICD products. In November 2001, Medtronic ceased paying royalties and entered into an agreement with Mirowski to pay putative royalties into an interest-bearing escrow account through the expiration of the ‘288 Patent in December of 2003. As of July 31, 2009, the current balance in the interest-bearing escrow account is $86 million. The parties also entered into a tolling agreement deferring and conditioning any litigation of the obligation to pay royalties upon certain conditions precedent. If these conditions are fulfilled and the ‘288 Patent determined to be invalid or Medtronic’s products found not to infringe, the escrowed funds will be released to Medtronic.

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

Note 21 – Segment and Geographic Information

Segment information:

The Company functions in seven operating segments, consisting of CRDM, Spinal, CardioVascular, Neuromodulation, Diabetes, Surgical Technologies and Physio-Control.

Each of the Company’s operating segments have similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments and shared infrastructures. Net sales by operating segment are as follows:

	Three months ended
(in millions)	July 31, 2009	July 25, 2008
Cardiac Rhythm Disease Management	$1,337	$1,303
Spinal	915	859
CardioVascular	689	631
Neuromodulation	373	348
Diabetes	295	269
Surgical Technologies	227	202
Physio-Control	97	94
Total Net Sales	$3,933	$3,706

In December 2006, the Company announced its intention to pursue a spin-off of Physio-Control into an independent, publicly traded company. However, as discussed in the “Other Matters” section of the management’s discussion and analysis, the Company announced, in January 2007, a voluntary suspension of U.S. shipments of Physio-Control products manufactured at its facility in Redmond, Washington in order to address quality system issues. The Company continues to work with the FDA to address the quality system issues that must be resolved in order to resume unrestricted distribution of its external defibrillators. As a result of this issue, the Company’s plans to pursue a spin-off of Physio-Control are on hold for at least through the end of fiscal year 2010. As additional information, Physio-Control’s income/(loss) before interest and income taxes for the three months ended July 31, 2009 and July 25, 2008 was $8 million and $(5) million, respectively.

Geographic information

Net sales to external customers by geography are as follows:

	Three months ended
(in millions)	July 31, 2009	July 25, 2008
United States	$2,391	$2,249
Europe	968	949
Asia Pacific	453	386
Other Foreign	121	122
Total Net Sales	$3,933	$3,706

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNDERSTANDING OUR FINANCIAL INFORMATION

The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic, Inc. (Medtronic or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the fiscal year ended April 24, 2009. In addition, you should read this discussion along with our condensed consolidated financial statements and related Notes thereto as of July 31, 2009.

Financial Trends

Throughout this financial information, you will read about transactions or events that materially contribute to or reduce earnings and materially affect financial trends. We refer to these transactions and events as either special (such as asset impairment or contributions to The Medtronic Foundation), restructuring, certain litigation and purchased in-process research and development (IPR&D) charges or certain tax adjustments. These charges, or benefits, result from facts and circumstances that vary in frequency and/or impact to operations. While understanding these charges or benefits is important to understanding and evaluating financial trends, other transactions or events may also have a material impact on financial trends. A complete understanding of the special, restructuring, certain litigation and IPR&D charges and certain tax adjustments is necessary in order to estimate the likelihood that financial trends will continue.

Our fiscal year-end is the last Friday in April, and therefore, the total weeks in a fiscal year can fluctuate between fifty-two and fifty-three weeks. Fiscal year 2010 is a fifty-three week year. Our first quarter fiscal year 2010 results include an extra week, resulting in a favorable impact on our net sales compared to the same period in the prior year.

EXECUTIVE LEVEL OVERVIEW

We are the global leader in medical technology - alleviating pain, restoring health and extending life for millions of people around the world. We function in seven operating segments, consisting of Cardiac Rhythm Disease Management (CRDM), Spinal, CardioVascular, Neuromodulation, Diabetes, Surgical Technologies and Physio-Control.

Through these seven operating segments, we develop, manufacture and market our medical devices in more than 120 countries. Our primary products include those for cardiac rhythm disorders, cardiovascular disease, neurological disorders, spinal conditions and musculoskeletal trauma, urological and digestive disorders, diabetes and ear, nose, and throat conditions.

Net earnings for the first quarter of fiscal year 2010 were $445 million, or $0.40 per diluted share, as compared to net earnings of $723 million, or $0.64 per diluted share for the same period in the prior fiscal year, both decreasing 38 percent. Net earnings for the three months ended July 31, 2009 included after-tax restructuring and certain litigation charges that decreased net earnings by $410 million. Net earnings for the three months ended July 25, 2008 included an after-tax restructuring charge that decreased net earnings by $66 million. See further discussion of these charges in the “Restructuring and Certain Litigation Charges” section of this management’s discussion and analysis. The decrease in net earnings for the three months ended July 31, 2009 was driven primarily by these restructuring and certain litigation charges.

This quarter contained fourteen weeks, one more week than the first quarter of the prior fiscal year.

The table below illustrates net sales by operating segment for the three months ended July 31, 2009 and July 25, 2008:

	Three months ended
(dollars in millions)	July 31, 2009	July 25, 2008	% Change
Cardiac Rhythm Disease Management	$1,337	$1,303	3%
Spinal	915	859	7
CardioVascular	689	631	9
Neuromodulation	373	348	7
Diabetes	295	269	10
Surgical Technologies	227	202	12
Physio-Control	97	94	3
Total Net Sales	$3,933	$3,706	6%

Net sales for the first quarter of fiscal year 2010 were $3.933 billion, an increase of 6 percent from the same period in the prior fiscal year. Foreign currency translation had an unfavorable impact of $145 million on net sales when compared to the same period in the prior fiscal year. The net sales increase in the current fiscal year was driven by double digit sales growth in the Diabetes and Surgical Technologies businesses and continued positive sales growth in the remaining operating segments. Sales outside the United States (U.S.) were $1.542 billion, an increase of 6 percent from the same period in the prior fiscal year. Growth outside the U.S. continued to be positive for five of our operating segments including three achieving double digit net sales growth. See our discussion in the “Net Sales” section of this management’s discussion and analysis for more information on the results of our significant operating segments.

We remain committed to our Mission of developing lifesaving and life-enhancing therapies to alleviate pain, restore health and extend life. The diversity and depth of our current product offerings enable us to provide medical therapies to patients worldwide. We work to improve patient access through well-planned studies which show the safety, efficacy and cost-effectiveness of our therapies, and our alliances with patients, clinicians, regulators and reimbursement agencies. Our investments in research and development, strategic acquisitions, expanded clinical trials and infrastructure provide the foundation for our growth. We are confident in our ability to drive long-term shareholder value using principles of our Mission, our strong product pipelines and continued commitment to innovative research and development.

CRITICAL ACCOUNTING ESTIMATES

We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 24, 2009.

The preparation of the condensed consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying Notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, asset impairment, legal proceedings, IPR&D, warranty obligations, product liability, self-insurance, pension and post-retirement obligations, sales returns and discounts, stock-based compensation, valuation of equity and debt securities and income tax reserves are updated as appropriate, which in most cases is quarterly. We base our estimates on historical experience, actuarial valuations or various assumptions that are believed to be reasonable under the circumstances.

Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the accounting estimates are made, and (2) material changes in the estimates are reasonably likely to occur from period to period. Our critical accounting estimates include the following:

Legal Proceedings

We are involved in a number of legal actions involving both product liability and intellectual property disputes. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, that could require significant expenditures or result in lost revenues. In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” (SFAS No. 5) we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is possible, but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. Our significant legal proceedings are discussed in Note 20 to the condensed consolidated financial statements. While it is not possible to predict the outcome for most of the matters discussed in Note 20 to the condensed consolidated financial statements, we believe it is possible that costs associated with them could have a material adverse impact on our consolidated earnings, financial position or cash flows.

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

In the event there is a special, restructuring, certain litigation and/or IPR&D charge recognized in our operating results, the tax cost or benefit attributable to that item is separately calculated and recorded. Because the effective rate can be significantly impacted by these discrete items that take place in the period, we often refer to our tax rate using both the effective rate and the non-GAAP nominal tax rate. The non-GAAP nominal tax rate is defined as the income tax provision as a percentage of earnings before income taxes, excluding special, restructuring, certain litigation and IPR&D charges and certain tax adjustments. We believe that this resulting non-GAAP financial measure provides useful information to investors because it excludes the effect of these discrete items so that investors can compare our recurring results over multiple periods. Investors should consider this non-GAAP measure in addition to, and not as a substitute for, financial performance measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP financial measure may not be the same as similar measures presented by other companies.

Tax regulations require certain items to be included in the tax return at different times than when those items are required to be recorded in the consolidated financial statements. As a result, our effective tax rate reflected in our consolidated financial statements is different than that reported in our tax returns. Some of these differences are permanent, such as expenses that are not deductible on our tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our consolidated statements of earnings. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent tax expense recognized in our consolidated financial statements for which payment has been deferred or expense has already been taken as a deduction on our tax return but has not yet been recognized as an expense in our consolidated statements of earnings.

The Company’s overall tax rate including the tax impact of restructuring and certain litigation charges has resulted in an effective tax rate of 20.66 percent for the three months ended July 31, 2009. Excluding the impact of the restructuring and certain litigation charges in the three months ended July 31, 2009, our operational and tax strategies have resulted in a non-GAAP nominal tax rate of 20.35 percent versus the U.S. Federal statutory rate of 35.0 percent. An increase in our nominal tax rate of 1 percent would result in an additional income tax provision for the three months ended July 31, 2009 of approximately $11 million. See discussion of the tax rate and the tax adjustments in the “Income Taxes” section of this management’s discussion and analysis.

Valuation of IPR&D, Goodwill, and Other Intangible Assets

When we acquire a company, the purchase price is allocated, as applicable, among IPR&D, other identifiable intangible assets, net tangible assets and goodwill as required by U.S. GAAP. IPR&D is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D and other intangible assets requires us to make significant estimates. The amount of the purchase price allocated to IPR&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For IPR&D, these valuation methodologies include consideration of the risk of the project not achieving commercial feasibility.

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest that the carrying amount may be impaired.

The test for impairment requires us to make numerous estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our condensed consolidated balance sheets and the judgment required in determining assumptions necessary to estimate fair value, including projected future cash flows. Goodwill was $8.226 billion and $8.195 billion as of July 31, 2009 and April 24, 2009, respectively.

Other intangible assets consist primarily of purchased technology, patents and trademarks which are amortized using the straight-line or accelerated basis, as appropriate, over their estimated useful lives, ranging from 3 to 20 years. As of July 31, 2009, all of our intangible assets have definite lives and are amortized on a straight-line basis. We review these intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. Other intangible assets, net of accumulated amortization, were $2.408 billion and $2.477 billion as of July 31, 2009 and April 24, 2009, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

ACQUISITIONS

Three months ended July 31, 2009

There were no acquisitions for the three months ended July 31, 2009.

Three months ended July 25, 2008

In July 2008, we acquired Restore Medical, Inc. (Restore). Under the terms of the agreement, Restore shareholders received $1.60 per share in cash for each share of Restore common stock they owned. Total consideration for the transaction, net of cash acquired, was approximately $29 million. Restore’s Pillar Palatal Implant System (Pillar System) provides us with a minimally invasive, implantable medical device used to treat the soft palate component of sleep breathing disorders, including mild to moderate obstructive sleep apnea and snoring. The pro forma impact of Restore was not significant to our results for the three months ended July 25, 2008.

In addition to the acquisitions disclosed above, we periodically acquire certain tangible or intangible assets in transactions that do not otherwise warrant separate disclosure. These transactions are largely reflected in the condensed consolidated statements of cash flows as a component of investing activities under purchase of intellectual property.

NET SALES

The table below illustrates net sales by product line and operating segment for the three months ended July 31, 2009 and July 25, 2008:

	Three months ended
(dollars in millions)	July 31, 2009	July 25, 2008	% Change
Defibrillation Systems	$775	$764	1%
Pacing Systems	536	526	2
Other	26	13	100
CARDIAC RHYTHM DISEASE MANAGEMENT	1,337	1,303	3
Core Spinal	696	638	9
Biologics	219	221	(1)
SPINAL	915	859	7
Coronary	353	349	1
Endovascular	118	87	36
Structural Heart	218	195	12
CARDIOVASCULAR	689	631	9
NEUROMODULATION	373	348	7
DIABETES	295	269	10
SURGICAL TECHNOLOGIES	227	202	12
PHYSIO-CONTROL	97	94	3
TOTAL	$3,933	$3,706	6%

Net sales for the three months ended July 31, 2009 were unfavorably impacted by foreign currency translation of $145 million when compared to the same period of the prior fiscal year. The primary exchange rate movements that impact our consolidated net sales growth are the U.S. dollar as compared to the Euro and the Japanese Yen. The impact of foreign currency fluctuations on net sales is not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities. See the quantitative and qualitative disclosures about market risk section of this Quarterly Report on Form 10-Q and Note 10 to the condensed consolidated financial statements for further details on foreign currency instruments and our related risk management strategies.

Cardiac Rhythm Disease Management

CRDM products consist primarily of pacemakers, implantable defibrillators, leads, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation (AF) and information systems for the management of patients with our devices. CRDM net sales for the three months ended July 31, 2009 were $1.337 billion, an increase of 3 percent when compared to the same period of the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three months ended July 31, 2009 of approximately $53 million when compared to the same period of the prior fiscal year.

Worldwide net sales of Defibrillation Systems, our largest product line, for the three months ended July 31, 2009 were $775 million, an increase of 1 percent when compared to the same period of the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales of approximately $27 million when compared to the same period of the prior fiscal year. Net sales growth is primarily a result of worldwide net sales of Secura implantable cardioverter defibrillators (ICDs) and Consulta cardiac resynchronization therapy-defibrillators (CRT-Ds), both of which are included within our Vision 3D portfolio. Both the Secura ICDs and Consulta CRT-Ds feature Optivol Fluid Status Monitoring and Conexus wireless technology which allows for remote transfer of patient data and enables easier communication between the implanted device and programmer at the time of implant, during follow-up in a clinician’s office, or remotely using a patient home monitor.

Pacing Systems net sales for the three months ended July 31, 2009 were $536 million, an increase of 2 percent when compared to the same period of the prior fiscal year. Net sales growth is primarily a result of worldwide net sales of the Adapta family of pacemakers, including Adapta and Sensia models. The Adapta family of pacemakers incorporates an array of automatic features to help physicians improve pacing therapy and streamline the patient follow-up process, potentially minimizing the amount of time spent in a physician’s office. Adapta offers Managed Ventricular Pacing, or MVP, which is an atrial-based pacing mode that significantly reduces unnecessary pacing in the right ventricle while providing the safety of dual chamber backup if necessary. Clinical studies have suggested that reducing this unnecessary pacing in the right ventricle may decrease the risk of developing heart failure and atrial fibrillation, a potentially life-threatening irregular heartbeat.

Looking ahead, we expect our CRDM operating segment should be impacted by the following:

•

The future and continued acceptance of our Vision 3D portfolio, which represents a common technology platform comprised of a full line of ICDs, CRT-Ds, pacemakers and cardiac resynchronization therapy-pacemakers (CRT-Ps) to address the needs of patients with arrhythmias, heart failure and those at risk of sudden cardiac arrest. The Secura ICD and the Consulta CRT-D, the portfolio’s first ICD and CRT-D devices, became commercially available in the U.S. in the second quarter of fiscal year 2009. The Secura ICD and Consulta CRT-D were commercially available in Western Europe beginning in the first quarter of fiscal year 2009 and we successfully launched the Secura ICD and the Consulta CRT-D in Japan in the fourth quarter of fiscal year 2009. The devices within the Vision 3D portfolio provide enhanced follow-up and automaticity features and create meaningful manufacturing synergies.

•

Increased use in the U.S. of devices with OptiVol Fluid Status Monitoring (OptiVol) based on clinical evidence and reimbursement, which became effective January 1, 2009. OptiVol is found on certain Medtronic CRT-Ds and ICDs and uses low electrical pulses that travel across the thoracic cavity to measure the level of resistance, indicating fluid in the chest which is a common symptom of heart failure. OptiVol’s ability to measure fluid status trends over time can provide important insights that are used in conjunction with ongoing monitoring of other patient symptoms.

•

The launch and acceptance of Magnetic Resonance Imaging (MRI) safe pacing systems. In November 2008, we launched the EnRhythm MRI SureScan pacing system (EnRhythm MRI) in certain European countries and in June 2009 we received CE Mark approval for the Advisa DR MRI, which is part of our Vision 3D portfolio. EnRhythm MRI was the first pacemaker system to be developed and tested specifically for safe use in MRI machines under specified scanning conditions. Both EnRhythm MRI and Advisa DR MRI are designed to address and mitigate interactions between the pacing system and the magnetic resonance environment. Advisa DR MRI is expected to launch in Europe in the second half of fiscal year 2010. EnRhythm MRI is expected to launch in the U.S. in the first half of fiscal year 2011.

•

The U.S. launch of the Reveal XT Insertable Cardiac Monitor (ICM), which offers comprehensive remote monitoring capabilities via the Medtronic CareLink Service and allows physicians to confirm or rule out an abnormal heart rhythm. The Reveal XT ICM became commercially available in the U.S. in February 2009.

•

The continued U.S. acceptance of the Attain Ability left-heart lead, which offers a thin lead body, providing physicians a tool to deliver therapy to hard-to-reach areas of the heart in heart failure patients. The Attain Ability left-heart lead became commercially available in the U.S. in May 2009. The Attain Ability left-heart lead is commercially available in every major market in the world.

•

The continued integration of our recent investments in what we believe are two breakthrough atrial fibrillation therapy systems. In November 2008, we acquired CryoCath Technologies Inc. (CryoCath), a medical technology company that develops cryotherapy products to treat cardiac arrhythmias. CryoCath’s Arctic Front product is a minimally invasive cryo-balloon catheter designed specifically to treat atrial fibrillation and is currently approved in certain markets outside the U.S. Artic Front is expected to launch in the U.S. in early fiscal year 2011. In addition, in February 2009, we acquired Ablation Frontiers, Inc. (Ablation Frontiers), a company that develops radiofrequency (RF) ablation solutions for treatment of atrial fibrillation. Ablation Frontiers’ system of ablation catheters and RF generator is currently approved in certain markets outside the U.S. and is anticipated to launch in the U.S. by the end of fiscal year 2011.

•

Our ability to grow consistently with the market. Our growth in CRDM has been and will continue to be contingent upon continued market growth and our ability to increase our market position. The CRDM market is characterized by significant competition, and in the first quarter of fiscal year 2010, we believe that Medtronic’s growth was sequentially stable compared to the overall market.

Spinal

Spinal products include thoracolumbar, cervical, interbody devices, bone graft substitutes and biologic products. Spinal net sales for the three months ended July 31, 2009 were $915 million, an increase of 7 percent over the same period of the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three months ended July 31, 2009 of approximately $17 million when compared to the same period of the prior fiscal year.

Core Spinal net sales for the three months ended July 31, 2009 were $696 million, an increase of 9 percent over the same period of the prior fiscal year. Growth in the period was primarily driven by continued acceptance of our products for the thoracolumbar region of the spine. Thoracolumbar net sales growth for the three months ended July 31, 2009 was driven by net sales of the CD Horizon Legacy family of products (CD HORIZON) in the U.S augmented by demand for our CD HORIZON LEGACY PEEK Rod System, which allows for a less rigid implant as compared to traditional metal rod systems. CD HORIZON is designed to provide procedural solutions for degenerative, deformity or trauma applications using color coded implants, unique minimally invasive instruments and ergonomic designs. In addition, net sales growth worldwide was also driven by our MAST family of products, which includes a comprehensive offering of minimal-access procedural solutions. Our market share in the Core Spinal business continues to experience pressure from the proliferation of smaller, public and privately held companies competing in this market. In addition, Core Spinal net sales growth was positively impacted by the demand for Kyphon Balloon Kyphoplasty. Kyphon Balloon Kyphoplasty is a minimally invasive treatment for vertebral compression fractures. It is used worldwide to treat vertebral compression fractures caused by osteoporosis and certain types of cancer. Kyphon Balloon Kyphoplasty is unique to other surgical treatments for vertebral compression fractures with its use of a balloon system designed to restore vertebral body height, correct angular deformity, and create a space for a controlled cement fill with a reliable cement distribution to stabilize the fracture.

Biologics net sales for the three months ended July 31, 2009 were $219 million, a decrease of 1 percent over the same period of the prior fiscal year. This decrease is mainly due to a decline in net sales of INFUSE Bone Graft because of the negative impact of several external factors including: a public health notice from the FDA regarding off-label use of recombinant human bone morphogenic protein in the cervical spine that was issued in July 2008, a previously disclosed government investigation, negative newspaper stories, and a whistleblower lawsuit filed against a number of spine surgeons and distributors of INFUSE Bone Graft. INFUSE Bone Graft contains a recombinant human morphogenic protein, or rhBMP-2, that induces the body to grow its own bone, eliminating the need for a painful second surgery to harvest bone from elsewhere in the body.

Looking ahead, we expect our Spinal operating segment should be impacted by the following:

•	Continued acceptance of our products for stabilization of the thoracolumbar region of the spine, including the CD HORIZON LEGACY 5.5 and PEEK Rod Systems.

•

Future launch of the Solera Legacy products that we believe will overhaul and strengthen our current Legacy product base. We anticipate the roll-out of these products in the later part of fiscal year 2010.

•

Increased presence in China as a result of our joint venture with Shandong Weigao Group Medical Polymer Company Limited (Weigao) to distribute Medtronic’s spinal products and Weigao’s orthopedic products in China.

•

The continued acceptance of the Atlantis Translational Cervical Plate System and the VERTEX SELECT Reconstruction System Occipitocervical Module. The Atlantis Translational Plate provides expanded options for our market leading anterior cervical portfolio. The VERTEX SELECT Reconstruction System Occipitocervical Module offers adjustability through multiple plate designs, rods, screws and hooks that gives surgeons more options during surgery, enabling them to tailor the procedure to each patient’s needs. The Atlantis Translational Cervical Plate System and VERTEX SELECT Reconstruction System Occipitocervical Module became commercially available in fiscal year 2009 in the U.S.

•

Continued acceptance of our Kyphon Balloon Kyphoplasty technology and the launch of our next generation cement delivery system, high pressure balloons and syringes, curettes, and fixation materials in fiscal years 2010 and 2011.

•

Continued regulatory, legal and media scrutiny of off-label use in medical devices. During fiscal year 2009, the FDA issued a public health notice regarding use of bone morphogenic protein in cervical procedures, which was received negatively by both physicians and payors. This negatively impacted the sales of our INFUSE Bone Graft in fiscal year 2009 and in the first quarter of fiscal year 2010. It is uncertain if this trend will continue.

CardioVascular

CardioVascular products consist of coronary and peripheral stents and related delivery systems, endovascular stent graft systems, heart valve replacement technologies and tissue ablation systems, and open heart and coronary bypass grafting surgical products. CardioVascular net sales for the three months ended July 31, 2009 were $689 million, an increase of 9 percent over the same period of the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three months ended July 31, 2009 of approximately $37 million when compared to the same period of the prior fiscal year.

Coronary net sales for the three months ended July 31, 2009 were $353 million, an increase of 1 percent as compared to the same period in the prior fiscal year. The increase in net sales for the three months ended July 31, 2009 was primarily the result of the successful launch of the Endeavor drug-eluting stent (Endeavor) in Japan and strong sales of Endeavor and the Endeavor Resolute drug-eluting stent (Endeavor Resolute) outside the U.S. Endeavor and Endeavor Resolute generated worldwide revenue of $189 million for the three months ended July 31, 2009. Additionally, on August 3, 2009, the Company entered into a buyout agreement with our coronary distributor in Japan. In order to settle a preexisting relationship with this distributor, a revenue reversal of $18 million was recorded during the first quarter of fiscal year 2010 related to inventory previously sold to the distributor.

Endovascular net sales for the three months ended July 31, 2009 were $118 million, an increase of 36 percent as compared to the same period in the prior fiscal year. For the three months ended July 31, 2009, growth in the Endovascular business was driven by net sales in the U.S. of the Talent Abdominal Aortic Aneurysm Stent Graft System (Talent AAA Stent Graft System) and Thoracic Stent Graft System and by our Endurant Abdominal Stent Graft System outside the U.S., which was launched in the first quarter of fiscal year 2009. The Endurant Abdominal Stent System expands the applicability of endovascular aortic repair to more patients with abdominal aortic aneurysms (AAA) by addressing those AAA patients whose aortas are highly angulated or whose aneurysms have short necks.

Structural Heart net sales for the three months ended July 31, 2009 were $218 million, an increase of 12 percent as compared to the same period in the prior fiscal year. This increase was led by net sales of surgical tissue valve products, cannulae, and beating heart products. In addition, net sales growth in the first quarter of fiscal year 2010 was partially driven by the fourth quarter fiscal year 2009 acquisition of CoreValve, Inc. (CoreValve).

Looking ahead, we expect our CardioVascular operating segment should be impacted by the following:

•

Continued acceptance of Endeavor in the Japan market. Endeavor received approval by the Japanese Ministry of Health, Labor and Welfare in the fourth quarter of fiscal year 2009 and was launched in May 2009. Endeavor is commercially available for the treatment of coronary artery disease in every major market in the world.

•

Continued acceptance of Endeavor Resolute in markets outside the U.S. Endeavor Resolute combines the proven drug and stent components of Endeavor with Biolinx, a proprietary biocompatible polymer specifically engineered for drug-eluting stent use. Biolinx facilitates the slower elution of Zotarolimus while providing excellent biocompatibility. The design goal of Endeavor Resolute is enhanced safety and efficacy in the most complex lesions and patients.

•

Further acceptance in the U.S. of the Talent AAA Stent Graft System. The Talent AAA Stent Graft System was launched in the first quarter of fiscal year 2009. Additionally, we anticipate further growth in the U.S. and in Japan from the Talent Thoracic Stent Graft System, which was initially released in the first quarter of fiscal year 2009 and the first quarter of fiscal year 2010, respectively.

•

Sales growth outside the U.S. with continued acceptance of our next generation Endurant AAA stent graft and Valiant Thoracic Stent Graft System. The Endurant AAA stent graft received CE Mark approval and was commercially launched late in the first quarter of fiscal year 2009.

•

Continued integration of Ventor Technologies Ltd. (Ventor) and CoreValve into our CardioVascular business. We acquired Ventor and CoreValve in the fourth quarter of fiscal year 2009. Both Ventor and CoreValve are medical technology companies that develop transcatheter heart valve technologies for replacement of the aortic valve. CoreValve’s Percutaneous Revalving System has received CE Mark approval and is currently available outside the U.S., while Ventor is in development stage and does not yet have a product commercially available. We expect these acquisitions will allow us to pursue opportunities that have natural synergies with our existing CardioVascular franchise and leverage our global footprint.

Neuromodulation

Neuromodulation products consist of therapeutic and diagnostic devices, including implantable neurostimulation systems, implantable drug delivery devices and urology and gastroenterology products. Neuromodulation net sales for the three months ended July 31, 2009 were $373 million, an increase of 7 percent when compared to the same period of the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three months ended July 31, 2009 of approximately $13 million when compared to the same period of the prior fiscal year.

Neuromodulation net sales for the three months ended July 31, 2009 were driven by worldwide sales of Activa Deep Brain Stimulation (DBS) Therapy. Activa DBS Therapy is used for the treatment of common movement disorders including Parkinson’s disease, essential tremor and dystonia,as well as for the treatment of psychiatric disorders, such as obsessive compulsive disorder. The recent launch of Activa PC and RC in Europe and the U.S. contributed to the increase in worldwide sales of Activa DBS Therapy. In addition, growth in our Gastroenterology and Urology product line was led by worldwide sales of our InterStim II product.

Looking ahead, we expect our Neuromodulation operating segment should be impacted by the following:

•

Continued acceptance of RestoreULTRA, our most advanced rechargeable neurostimulator to treat chronic pain. RestoreULTRA also offers an innovative patient programmer that gives patients the ability to customize their pain control.

•

Continued and future acceptance of our Activa DBS Therapy for the treatment of common movement disorders. We continue to educate neurologists and the patient population on the benefits that our Activa DBS Therapy offers them. Additionally, Activa PC and RC, our next generation neurostimulators, received FDA approval in April 2009 and were launched in the U.S. in the first quarter of fiscal year 2010. Activa PC and RC were launched in Europe in January 2009. Activa PC is our smallest, most advanced DBS primary battery cell device and Activa RC is the therapy’s first rechargeable device.

•	Continued acceptance of InterStim Therapy for the treatment of overactive bladder and urinary incontinence globally, and fecal incontinence outside the U.S.

•

Our ability to grow consistently with the Pain Stimulation Management market, which is characterized by significant competition. In the first quarter of fiscal year 2010, we believe we experienced some market share pressure resulting from competitors investing to expand their sales organizations and the introduction of a competitive product.

Diabetes

Diabetes products consist of external insulin pumps and related consumables (together referred to as Durable Pump Systems), and subcutaneous continuous glucose monitoring (CGM) systems. Diabetes net sales for the three months ended July 31, 2009 were $295 million, an increase of 10 percent when compared to the same period of the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three months ended July 31, 2009 of approximately $14 million when compared to the same period of the prior fiscal year.

Durable Pump Systems net sales for the three months ended July 31, 2009 were $254 million, an increase of 5 percent when compared to the same period of the prior fiscal year. The increase in net sales resulted from demand for the MiniMed Paradigm REAL-Time System that integrates CGM and insulin pump functionality and related consumables, as well as the recent launch of the Paradigm Veo in the United Kingdom (UK) and Ireland. Net sales of CGM systems and other accessories were $41 million, an increase of 54 percent when compared to the same period of the prior fiscal year. Growth was driven by continuing strong acceptance of CGM. Additionally, net sales were, to some extent, negatively impacted during the quarter from the July 2009 recall of specific lots of Quick-set infusion sets that are used with MiniMed Paradigm insulin pumps. The recall was initiated because the affected infusion sets may not allow the insulin pump to vent air pressure properly, which could potentially result in the device delivering too much or too little insulin. We are currently in discussions with our supplier regarding costs associated with the field action and we do not anticipate a significant impact to total net sales for fiscal year 2010.

Looking ahead, we expect our Diabetes operating segment should be impacted by the following:

•	Continued acceptance from both physicians and patients of insulin-pump therapy.

•

The continued acceptance and expanded launch of a series of new insulin pumps, including the Paradigm Veo, which offers low glucose suspend that assists in protecting against the risk of hypoglycemia by automatically suspending insulin delivery when glucose falls below a specified threshold set by the user. The Paradigm Veo was launched in the UK and Ireland in June 2009 and is expected to be launched in other markets outside the U.S. in the second quarter of fiscal year 2010. In addition, the Revel X23 Paradigm insulin pump (Paradigm Revel) is expected to be launched in the U.S. in the second half of fiscal year 2010. The launch of the Paradigm Revel will extend our line of sensor-augmented therapy options available on the market.

•	Continued acceptance and improved U.S. reimbursement of the iPro CGM, a professional CGM recorder that provides physicians valuable insight into their patients’ glucose levels.

•

Continued and future acceptance and customer preference for Medtronic products due to the strategic marketing collaboration with Eli Lilly & Co. (Lilly), which was announced on May 19, 2009. The alliance reached with Lilly provides for marketing and sales operations in the U.S. to improve the delivery of diabetes education for insulin-taking patients and their caregivers. This will include the development of new educational resources and classes around the initiation and intensive management of insulin, insulin pump therapy and continuous glucose monitoring.

•

Continued acceptance and customer preference for Medtronic products due to the alliances with LifeScan, Inc. (LifeScan), a Johnson & Johnson (J&J) company, and Bayer Diabetes Care (Bayer), a member of the Bayer group, which we announced in August 2007. The alliances reached with LifeScan (for the U.S. market) and Bayer (for markets outside the U.S.) provide for the distribution and marketing of blood glucose meters that communicate with Medtronic’s insulin pumps. These alliances provide our customers an integrated solution for managing diabetes, thereby improving the quality of life and ease of use. We launched our co-developed blood glucose meters with Bayer and LifeScan in February 2008 and April 2008, respectively.

•

Potential stagnation in consumer spending. Given the elective nature of an insulin pump and CGM for the management of diabetes and the possible high out-of-pocket costs to the customer, there is potential exposure to macroeconomic pressures which could negatively impact the near-term sales growth within Diabetes.

Surgical Technologies

Surgical Technologies products are used to treat conditions of the ear, nose, and throat (ENT), and certain neurological disorders. Additionally, we manufacture and sell image-guided surgery systems. Our portfolio consists of powered tissue-removal systems and other microendoscopy instruments, implantable devices, nerve monitoring systems, disposable fluid-control products, a Ménière’s disease therapy device, hydrocephalus shunt devices, external drainage systems, cranial fixation devices, neuroendoscopes, dura repair products and image-guided surgery systems. Surgical Technologies net sales for the three months ended July 31, 2009 were $227 million, an increase of 12 percent, when compared to the same period of the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three months ended July 31, 2009 of approximately $7 million when compared to the same period of the prior fiscal year.

Surgical Technologies net sales for the three months ended July 31, 2009 were driven by the continued success of Fusion EM IGS, an advanced electromagnetic-based image-guided surgery system to facilitate sinus surgeries and strong performance in nerve monitoring products and power disposables. Additionally, there were strong net sales outside the U.S. of the O-Arm Imaging System, a multi-dimensional surgical imaging platform that is optimized for use in spine and orthopedic surgery, and increased worldwide service revenue.

Looking ahead, we expect our Surgical Technologies operating segment should be impacted by the following:

•	Continued acceptance in the U.S. of our Fusion EM IGS System.

•

Continued acceptance of the StealthStation S7 System and the Synergy Cranial 2.0 software which were launched in the first and fourth quarters of fiscal year 2009, respectively. The StealthStation S7 System offers personalized navigation support for surgeons and surgical staff in the operating room. The Synergy Cranial 2.0 software completed the software offering for cranial procedures on the StealthStation S7 system hardware platform. We look forward to the next version of the Synergy Cranial software, Synergy Cranial 2.1 is anticipated to be launched in the second quarter of fiscal year 2010.

•	Continued adoption of power systems for sinus procedures outside the U.S., as well as continued global adoption of nerve monitoring for ENT and thyroid procedures.

•

Future acceptance of new products, including NIM 3.0, a next generation nerve monitoring system, which was launched in the first quarter of fiscal year 2010 and the MR7 Pneumatic Drill, which we anticipate to launch in the second quarter of fiscal year 2010.

•	Continued and future acceptance of the O-Arm Imaging System in the U.S. and outside the U.S. The O-Arm Imaging System was successfully launched in Japan during the first quarter of fiscal year 2010.

•

Further integration of Restore’s Pillar System and Influent’s Repose System (Repose System) for the treatment of sleep breathing disorders. We anticipate the Pillar System and Repose System will deliver new growth by providing us with proven office-based procedures in a very fast growing segment of the obstructive sleep apnea market.

•

Potential stagnation in consumer and hospital spending as a result of the economic downturn. Given the elective nature of many of the underlying ENT procedures and the large capital equipment component of the Surgical Technologies businesses, there is potential exposure to macroeconomic pressures that could negatively impact the near-term sales growth within Surgical Technologies.

Continued net sales growth in all operating segments is contingent on our ability to gain further market share, penetrate existing markets, develop new products, improve existing products and develop new markets.

COSTS AND EXPENSES

The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended
	July 31, 2009	July 25, 2008
Cost of products sold	24.6%	23.1%
Research & development	9.4	8.7
Selling, general & administrative	34.8	35.6
Restructuring	1.6	2.6
Certain litigation	11.3	—
Other expense, net	2.4	4.1
Interest expense, net	1.7	1.3

Cost of Products Sold

Cost of products sold for the three months ended July 31, 2009, as a percentage of net sales, increased 1.5 percentage points to 24.6 percent when compared to the same period in the prior fiscal year. Cost of products sold as a percentage of net sales in the three months ended July 31, 2009 was negatively impacted by 0.9 of a percentage point of unfavorable foreign currency adjustments, 0.2 of a percentage point from the $7 million impact of restructuring charges recorded within cost of products sold, and 0.4 of a percentage point from the $16 million impact of the voluntary recall of specific lots of Paradigm Quick-set infusion sets in the U.S. in the first quarter of fiscal year 2010. Please see the “Restructuring and Certain Litigation Charges” section and the “Net Sales” section of this management’s discussion and analysis for additional information regarding the restructuring charges recognized in the first quarter of fiscal year 2010 and the Paradigm Quick-set infusion set voluntary recall, respectively.

Research and Development

Consistent with prior periods, we have continued to invest in the future by spending aggressively on research and development efforts. For the three months ended July 31, 2009, research and development spending was $370 million, or 9.4 percent of net sales. We remain committed to developing technological enhancements and new indications for existing products, and less invasive and new technologies to address unmet medical needs. That commitment leads to our initiation and participation in many clinical trials each fiscal year. Furthermore, we expect our development activities to help reduce patient care costs and the length of hospital stays in the future. In addition to our investment in research and development, we continue to access new technologies in areas served by our existing businesses, as well as in new areas, through acquisitions, licensing agreements, alliances and certain strategic equity investments.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended July 31, 2009, as a percentage of net sales, decreased by 0.8 percentage points to 34.8 percent, as compared to the same period of the prior fiscal year. We continue to drive our initiatives to leverage our cost structure in order to help reduce selling, general and administrative expense.

Restructuring and Certain Litigation Charges

Restructuring and certain litigation charges for the three months ended July 31, 2009 and July 25, 2008 were as follows:

	Three months ended
(dollars in millions)	July 31, 2009	July 25, 2008
Restructuring charges	$69	$96
Certain litigation charges	444	—
Total restructuring and certain litigation charges	513	96
Net tax impact of restructuring and certain litigation charges	(103)	(30)
Total restructuring and certain litigation charges, net of tax	$410	$66

Restructuring

Fiscal Year 2009 Initiative

In the fourth quarter of fiscal year 2009, we recorded a $34 million restructuring charge, which consisted of employee termination costs of $29 million and asset write-downs of $5 million. As part of our “One Medtronic” strategy, we continue to pursue opportunities to streamline the organization and standardize or centralize certain functional activities which are not unique to individual businesses. In connection with these efforts to create “One Medtronic,” this initiative is designed to streamline operations, by further consolidating manufacturing and eliminating certain non-core product lines, and to further align resources around our higher growth opportunities. This initiative impacts most businesses and certain corporate functions. Of the $5 million of asset write-downs, $3 million relates to inventory write-offs and production-related asset impairments and therefore was recorded within cost of products sold in the consolidated statement of earnings. The employee termination costs of $29 million consist of severance and the associated costs of continued medical benefits and outplacement services.

As a continuation of the fiscal year 2009 initiative, in the first quarter of fiscal year 2010, we incurred $72 million of incremental restructuring charges, which consisted of employee termination costs of $62 million and asset write-downs of $10 million. Of the $10 million of asset write-downs, $7 million relates to inventory write-offs and production-related asset impairments and therefore was recorded within cost of products sold in the condensed consolidated statement of earnings. Included in the $62 million restructuring charge is $9 million of incremental defined benefit pension and post-retirement related expenses for those employees who accepted early retirement packages. For further discussion on the incremental defined benefit pension and post-retirement related expenses, see Note 19 to the condensed consolidated financial statements.

As of the end of the first quarter of fiscal year 2010, we have identified approximately 1,500 positions for elimination which will be achieved through early retirement packages offered to employees, voluntary separation and involuntary separation. Of these 1,500 positions, approximately 500 positions have been eliminated as of July 31, 2009. The restructuring initiatives are scheduled to be substantially complete by the end of the first quarter of fiscal year 2011 and are expected to produce annualized operating savings of approximately $125 million. These savings will arise mostly from reduced compensation expense.

Global Realignment Initiative

In the fourth quarter of fiscal year 2008, we began a global realignment initiative which focused on shifting resources to those areas where we have the greatest opportunities for growth and streamlining operations to drive operating leverage. The global realignment initiative impacted most businesses and certain corporate functions.

In the first quarter of fiscal year 2010, we recorded a $8 million reversal of excess reserves primarily as a result of favorable severance negotiations as well as a higher than expected percentage of employees identified for elimination finding positions elsewhere in the Company. This $8 million reversal of excess reserves was partially offset by a $5 million charge we recorded in the first quarter of fiscal year 2010 related to the further write-down of a non-inventory related asset resulting from the continued decline in the international real estate market.

As of the end of the first quarter of fiscal year 2009, we had identified approximately 900 positions for elimination which were to be achieved through both voluntary and involuntary separation. Of the 900 positions identified, approximately 760 have been eliminated as of July 31, 2009. The restructuring initiatives are scheduled to be substantially complete by the end of the second quarter of fiscal year 2010 and are expected to produce annualized operating savings of approximately $96 million. These savings will arise mostly from reduced compensation expense.

Certain Litigation

We classify material litigation reserves recognized as certain litigation charges. During the three months ended July 31, 2009, we recorded certain litigation charges of $444 million related to the global resolution of all outstanding intellectual property litigation with Abbott Laboratories (Abbott). The terms of the agreement stipulate that neither party will sue each other in the field of coronary stent and stent delivery systems for a period of at least 10 years, subject to certain conditions. Both parties also agreed to a cross-license of the disputed patents within the defined field. The $444 million pre-tax settlement amount includes a $400 million payment to be made to Abbott and a $42 million success payment to be made to evYsio Medical Devices, LLC (evYsio). In addition, a $2 million payment is to be made to evYsio in connection with an amendment to the parties’ existing agreement in order to expand the scope of the definition of the license field from evYsio.

During the three months ended July 25, 2008, there were no certain litigation charges.

Other Expense, Net

Other expense, net includes intellectual property amortization expense, royalty income and expense, realized equity security gains and losses, realized foreign currency transaction and derivative gains and losses and impairment charges on equity securities. Other expense, net for the three months ended July 31, 2009 decreased $55 million, to $96 million, compared to the same period in the prior fiscal year. The decrease of $55 million for the three months ended July 31, 2009 is primarily due to the impact of foreign currency gains and losses. Total foreign currency gains recorded in other expense, net in the first quarter of fiscal year 2010 were $31 million, as compared to losses of $67 million in the same period in the prior fiscal year. In comparison to the first quarter of fiscal year 2009, other expense, net in the first quarter of fiscal year 2010 was also impacted by a decrease in royalty income related to meter co-marketing agreements in our Diabetes business as well as by an increase in amortization on intangible assets due to the acquisitions of Ablation Frontiers and CoreValve.

Interest Expense, Net

Interest expense, net includes interest earned on our investments, interest paid on our borrowings, amortization of debt issuance costs and debt discounts and the net realized gain or loss on sales of available for sale (AFS) debt securities. For the three months ended July 31, 2009, we had interest expense, net of $66 million as compared to interest expense, net of $47 million for the same period of the prior fiscal year. The increase in interest expense, net is primarily a result of lower interest rates being earned on our short- and long-term investments. In addition, we adopted FASB Staff Position (FSP) Accounting Principles Board (APB) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB No. 14-1), in the first quarter of fiscal year 2010. The adoption of FSP APB No. 14-1 has resulted in a $43 million and $38 million impact to interest expense, net for the three months ended July 31, 2009 and July 25, 2008, respectively. For additional information regarding the adoption of FSP APB No. 14-1, see Note 3 to the condensed consolidated financial statements.

INCOME TAXES

	Three months ended
(dollars in millions)	July 31, 2009	July 25, 2008
Provision for Income Taxes	$116	$192
Effective tax rate	20.66%	21.01%
Impact of restructuring and certain litigation charges	(0.31)	1.00
Non-GAAP nominal tax rate (1)	20.35%	22.01%

(1)

Non-GAAP nominal tax rate is defined as the income tax provision as a percentage of earnings before income taxes, excluding restructuring and certain litigation charges. We believe that the resulting non-GAAP financial measure provides useful information to investors because it excludes the effect of these discrete items so that investors can compare our recurring results over multiple periods. Investors should consider this non-GAAP measure in addition to, and not as a substitute for, financial performance measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP financial measure may not be the same as similar measures presented by other companies.

For the three months ended July 31, 2009 and July 25, 2008, our effective tax rates were 20.66 percent and 21.01 percent, respectively. Excluding the impact of restructuring and certain litigation charges, our non-GAAP nominal tax rate for the three months ended July 31, 2009 was 20.35 percent, compared to 22.01 percent, from the same period of the prior fiscal year. The decrease in the Company’s non-GAAP nominal tax rate is primarily due to the increased tax benefits derived from our international operations and the tax benefits from Irish research and development tax credit claims.

As of July 31, 2009, there have been no changes to significant unresolved matters with the U.S. Internal Revenue Service or foreign tax authorities from what was previously disclosed in our Annual Report on Form 10-K for the year ended April 24, 2009.

See Note 15 to the condensed consolidated financial statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

(dollars in millions)	July 31, 2009	April 24, 2009
Working capital	$4,152	$4,305
Current ratio*	2.3:1.0	2.4:1.0
Cash, cash equivalents, and short-term investments	$1,544	$1,676
Long-term investments in debt securities**	2,493	2,242
Cash, cash equivalents, short-term investments, and long-term debt securities	$4,037	$3,918
Short-term borrowings and long-term debt	$6,965	$6,775
Net cash position***	$(2,928)	$(2,857)

*	Current ratio is the ratio of current assets to current liabilities.
**	Long-term investments include public and private debt securities with a maturity date greater than one year from the end of the period.
***	Net cash position is the sum of cash, cash equivalents, short-term investments and long-term investments in public and private debt securities less short-term borrowings and long-term debt.

We believe our liquidity remains strong as of July 31, 2009 and our strong balance sheet and liquidity provide us with flexibility in the future. We believe our existing cash and investments, as well as our unused lines of credit and commercial paper capacity of $2.681 billion, if needed, will satisfy our foreseeable working capital requirements for at least the next twelve months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions. At July 31, 2009, our Standard and Poor’s Ratings Group and Moody’s Investors Service ratings remain unchanged as compared to the fiscal year ending April 24, 2009 with long-term debt ratings of AA- and A1, respectively, and strong short-term debt ratings of A-1+ and P-1.

The decrease in our net cash position in the first quarter of fiscal year 2009 as compared to the fiscal year ended April 24, 2009, is primarily due to an increase in short-term borrowings to pay for legal settlement payments made during the three months ended July 31, 2009, partially offset by income generated from operations.

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

When applicable, Note 20 to the condensed consolidated financial statements provides information regarding amounts we have accrued related to significant legal proceedings. In accordance with SFAS No. 5, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. For more information regarding these settlements, refer to Note 16 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 24, 2009.

At July 31, 2009 and April 24, 2009, approximately $3.692 billion and $3.628 billion, respectively, of cash, cash equivalents, short-term investments and long-term investments in debt securities were held by our non-U.S. subsidiaries. These funds are available for use by worldwide operations; however, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would generally be subject to U.S. tax. As a result, we have not chosen to repatriate this cash but instead use cash generated from U.S. operations and short-and long-term borrowings to meet our U.S. cash needs. Long-term investments at July 31, 2009 also include $156 million of cash invested in government securities held in an indemnification trust established for self-insurance coverage for our directors and officers. These investments are restricted and can only be used to indemnify or advance expenses related to claims against our directors and/or officers.

The IRS recently issued guidance that expands the ability of a U.S. corporation to obtain financing from its foreign subsidiaries without the financing acting as a deemed repatriation of cash. At July 31, 2009, Medtronic, Inc., our parent corporation, had outstanding borrowings of approximately $700 million from one of our non-U.S. subsidiaries. The proceeds of this inter-company note were used to reduce short-term borrowings (also reduced cash and short-term investments as of July 31, 2009). Subsequent to the quarter ended July 31, 2009, we repaid this inter-company note to our foreign subsidiary using proceeds from short-term borrowings. None of these borrowings acted as a repatriation of cash to the U.S.

We have investments in marketable debt securities that are classified and accounted for as available-for-sale. Our debt securities include corporate debt securities, government and agency securities, certificates of deposit and mortgage backed and other asset backed securities including auction rate securities. Market conditions during the first quarter of fiscal year 2010 and subsequent to our quarter-end continue to indicate significant uncertainty on the part of investors on the economic outlook for the U.S. and for financial institutions. This uncertainty has created reduced liquidity across the fixed income investment market, including certain securities in which we have invested. As a result, some of our investments have experienced reduced liquidity including unsuccessful monthly auctions for our auction rate security holdings. Although certain securities are illiquid, if we required capital we believe we could liquidate a substantial amount of our portfolio and incur no material impairment loss or borrow under our commercial paper program or lines of credit.

For the three months ended July 31, 2009, other-than-temporary impairment losses on AFS debt securities were $24 million, of which $17 million was recognized in other comprehensive income resulting in $7 million of charges being recognized in earnings. In determining this other-than-temporary impairment loss, we considered the provisions of FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This guidance specifies that we consider a variety of factors, including the quality and estimated value of the underlying credit support for our holding and the financial condition and credit rating of the issuer in estimating the credit loss portion of other-than-temporary impairment losses. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recorded all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. However, as of July 31, 2009, we have $111 million of gross unrealized losses on our aggregate short-term and long-term investments of $3.015 billion; if market conditions continue to deteriorate further, some of these holdings may experience other-than-temporary impairment in the future which could have a material impact on our financial results. Management is required to use estimates and assumptions in its valuation of our investments, which requires a high degree of judgment, and therefore actual results could differ materially from those estimates. See Note 8 to the condensed consolidated financial statements for additional information regarding fair value measurements under SFAS No. 157, “Fair Value Measurements.”

SUMMARY OF CASH FLOWS

	Three months ended
(dollars in millions)	July 31, 2009	July 25, 2008
Cash provided by (used in):
Operating activities	$621	$800
Investing activities	(529)	(680)
Financing activities	(394)	4
Effect of exchange rate changes on cash and cash equivalents	53	(14)
Net change in cash and cash equivalents	$(249)	$110

Operating Activities

Our net cash provided by operating activities was $621 million for the three months ended July 31, 2009 compared to $800 million provided by operating activities for the three months ended July 25, 2008. The $179 million decrease in net cash provided by operating activities was primarily attributable to payments for litigation settlements. In the first quarter of fiscal year 2010, we paid $178 million related to litigation with DePuy Spine (formerly DePuy/AcroMed), a subsidiary of J&J, and Biedermann Motech GmbH (collectively, DePuy) regarding patent infringement claims stemming from the Vertex line of multiaxial screws, $270 million related to a settlement of royalty disputes with J&J which concern our licensed use of certain patents, and $46 million related to a settlement for two qui tam complaints. The prior year also had payments for litigation settlements of $193 million. For more information regarding these settlements, refer to Note 16 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 24, 2009.

Investing Activities

Our net cash used in investing activities was $529 million for the three months ended July 31, 2009 compared to $680 million used in investing activities for the three months ended July 25, 2008. The decrease in cash used for investing activities in the three months ended July 31, 2009 is primarily related to a decrease in net purchases of marketable securities in the current quarter offset by a decrease in other investing activities, net as compared to the prior quarter.

Financing Activities

Our net cash used in financing activities was $394 million for the three months ended July 31, 2009 compared to $4 million provided by financing activities for the three months ended July 25, 2008. The $398 million increase in net cash used in financing activities was primarily attributable to a decrease in the issuance of common stock and an increase in the repurchases of common stock during the three months ended July 31, 2009 compared to the three months ended July 25, 2008.

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

We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position or cash flows. Presented below is a summary of contractual obligations and other minimum commercial commitments as of July 31, 2009. See Notes 9 and 10 to the condensed consolidated financial statements for additional information regarding long-term debt and foreign currency contracts. See Note 15 to the condensed consolidated financial statements for additional information regarding accrued income tax obligations, which are not reflected in the table below.

	Maturity by Fiscal Year
(dollars in millions)	Total	Remaining 2010	2011	2012	2013	2014	Thereafter
Contractual obligations related to off-balance sheet arrangements:
Foreign currency contracts (1)	$5,356	$3,326	$1,781	$249	$—	$—	$—
Operating leases (2)	252	69	60	38	26	22	37
Inventory purchases (3)	454	215	170	35	10	10	14
Commitments to fund minority investments/contingent acquisition consideration (4)	495	89	221	84	26	16	59
Interest payments (5)	1,354	182	173	131	131	95	642
Other (6)	226	63	52	42	20	16	33
Total	$8,137	$3,944	$2,457	$579	$213	$159	$785

Contractual obligations reflected in the balance sheet:
Long-term debt (7)	$6,731	$13	$2,616	$32	$2,214	$556	$1,300
Total	$6,731	$13	$2,616	$32	$2,214	$556	$1,300

(1)

As these obligations were entered into as hedges, the majority of these obligations will be offset by losses/gains on the related assets, liabilities and transactions being hedged. The amounts listed above are the gross notional amounts of the foreign exchange contracts outstanding.

(2)	Certain leases require us to pay real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises. These future costs are not included in the schedule above.

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

(5)

Interest payments in the table above reflect the interest on our outstanding debt, including the $1.250 billion of New Senior Notes, $4.400 billion of Senior Convertible Notes, $1.000 billion of Senior Notes and $15 million of Contingent Convertible Debentures. The interest rate on each outstanding obligation varies and interest is payable semi-annually. The interest rate is 4.500 percent on $550 million of the New Senior Notes due 2014, 5.600 percent on $400 million of the New Senior Notes due 2019, 6.500 percent on $300 million of the New Senior Notes due 2039, 1.500 percent on the $2.200 billion Senior Convertible Notes due 2011 and 1.625 percent on the $2.200 billion Senior Convertible Notes due 2013, 4.375 percent on the $400 million of Senior Notes due 2010, 4.750 percent on the $600 million of Senior Notes due 2015 and 1.250 percent on the Contingent Convertible Debentures due 2021. The table above excludes the impact of the debt discount amortization, due to the adoption of FSP APB No. 14-1, on the Senior Convertible Notes.

(6)	These obligations include certain research and development arrangements.

(7)

Long-term debt in the table above includes $1.250 billion New Senior Notes, $4.400 billion Senior Convertible Notes issued in April 2006, $1.000 billion Senior Notes issued in September 2005 and $15 million related to our Contingent Convertible Debentures. The table above excludes the remaining fair value from the five year interest rate swap entered into in November 2005 and the eight year interest rate swap agreement entered into in June 2007 that were terminated in December 2008. The table above includes the impact of the five year interest rate swaps entered into in June 2009. See Notes 9 and 10 to the condensed consolidated financial statements for additional information regarding the interest rate swap agreements.

DEBT AND CAPITAL

Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of total interest-bearing debt and equity was 35 percent at July 31, 2009 in comparison to 34 percent at April 24, 2009.

Share Repurchase Program

In June 2007 and June 2009, our Board of Directors authorized the repurchase of up to 50 million shares and 60 million shares of our common stock, respectively.

Shares are repurchased from time to time to support our stock-based compensation programs and to take advantage of favorable market conditions. During the three months ended July 31, 2009, we repurchased approximately 10.4 million shares at an average price per share of $33.03. As of July 31, 2009, we have approximately 67.4 million shares remaining under current buyback authorizations approved by the Board of Directors.

Financing Arrangements

We have issued a combination of contingent convertible debentures, bank borrowings and commercial paper to fund our short term needs. Short-term debt at July 31, 2009 was $658 million compared to $522 million at April 24, 2009. We utilize a combination of contingent convertible debentures, senior convertible notes and senior notes to meet our long-term financing needs. Long-term debt at July 31, 2009 was $6.307 billion compared to $6.253 billion at April 24, 2009. For more information on our financing arrangements, see Note 9 to the condensed consolidated financial statements.

Credit Arrangements and Debt Ratings

We have existing unsecured lines of credit of approximately $2.839 billion with various banks at July 31, 2009. The existing lines of credit include a five-year $1.750 billion syndicated credit facility dated December 20, 2006 that will expire on December 20, 2011 (Credit Facility). The Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase its capacity by an additional $500 million at any time during the life of the five-year term of the agreement.

As of July 31, 2009 and April 24, 2009, we have unused lines of credit and commercial paper capacity of approximately $2.681 billion and $2.799 billion, respectively.

We maintain a commercial paper program that allows us to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of July 31, 2009 and April 24, 2009, outstanding commercial paper totaled $506 million and $385 million, respectively. During the three months ended July 31, 2009, the weighted average original maturity of the commercial paper outstanding was approximately 46 days and the weighted average interest rate was 0.25 percent. The issuance of commercial paper reduces the amount of credit available under our existing lines of credit.

In connection with the issuance of the contingent convertible debentures, Senior Notes, Senior Convertible Notes and commercial paper, Standard and Poor’s Ratings Group and Moody’s Investors Service issued us strong long-term debt ratings of AA- and A1, respectively, and strong short-term debt ratings of A-1+ and P-1, respectively. These ratings remain unchanged as compared to the fiscal year ending April 24, 2009. For more information on credit arrangements, see Note 9 to the condensed consolidated financial statements.

OPERATIONS OUTSIDE OF THE UNITED STATES

The table below illustrates U.S. net sales versus net sales outside the U.S. for the three months ended July 31, 2009 and July 25, 2008:

	Three months ended
(dollars in millions)	July 31, 2009	July 25, 2008
U.S. net sales	$2,391	$2,249
Non-U.S. net sales	1,542	1,457
Total net sales	$3,933	$3,706

For the three months ended July 31, 2009, consolidated net sales growth in the U.S. and outside the U.S. both grew 6 percent over the same period of the prior year. Foreign currency had a negative impact of $145 million on net sales for the three months ended July 31, 2009. Outside the U.S., net sales growth was led by strong performance in Spinal, CardioVascular and Surgical Technologies. Within Spinal, Core Spinal growth outside the U.S. was driven by net sales of the CD HORIZON LEGACY family of products. Cardiovascular growth outside the U.S. was led by sales of the Endurant AAA stent graft system, Endeavor and Endeavor Resolute. Increased sales of the O-Arm Imaging System contributed to the growth within the Surgical Technologies business outside the U.S.

Net sales outside the U.S. are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. Outstanding receivables from customers outside the U.S. totaled $1.711 billion at July 31, 2009, or 54 percent, of total outstanding accounts receivable, and $1.592 billion at April 24, 2009, or 50 percent, of total outstanding accounts receivable.

OTHER MATTERS

In January 2007, we announced a voluntary suspension of U.S. shipments of Physio-Control products manufactured at our facility in Redmond, Washington in order to address quality system issues. In the months following the suspension of U.S. shipments, we worked diligently with the U.S. Food and Drug Administration (FDA) to address the quality system issues and resumed limited shipments to critical need customers. On May 9, 2008, the U.S. District Court for the Western District of Washington approved the consent decree that was signed with the FDA regarding quality system improvements for our external defibrillator products. The agreement addresses issues raised by the FDA during inspections regarding Physio-Control’s quality system processes and outlines the actions Physio-Control must take in order to resume unrestricted distribution of our external defibrillators. We continue to work diligently to implement the required actions necessary to resolve the quality issues addressed by the FDA.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, intellectual property rights, litigation and tax matters, mergers and acquisitions, integration of our acquisitions, market acceptance or continued acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will” and similar words or expressions. One must carefully consider forward-looking statements and understand that such statements may be affected by inaccurate assumptions and may involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption on our supply, quality problems, liquidity, decreasing prices, adverse regulatory action, litigation success, self-insurance, healthcare policy changes and international operations, as well as those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 24, 2009. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

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

Our objective in managing exposure to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with foreign exchange rate changes. We enter into various contracts, principally forward contracts that change in value as foreign exchange rates change, to protect the value of existing foreign currency assets, liabilities, net investments and probable commitments. The gains and losses on these contracts offset changes in the value of the related exposures. It is our policy to enter into foreign currency hedging transactions only to the extent true exposures exist; we do not enter into foreign currency transactions for speculative purposes.

We had foreign exchange derivative contracts outstanding in notional amounts of $5.356 billion and $5.296 billion at July 31, 2009 and April 24, 2009, respectively. The fair value of these contracts at July 31, 2009 was $101 million more than the original contract value. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at July 31, 2009 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by $503 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis. We are also exposed to interest rate changes affecting principally our investments in interest rate sensitive instruments. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10 percent change in short-term interest rates compared to interest rates at July 31, 2009 indicates that the fair value of these instruments would correspondingly change by $15 million.

We have investments in marketable debt securities that are classified and accounted for as available-for-sale. Our debt securities include corporate debt securities, government and agency securities, certificates of deposit and mortgage backed and other asset backed securities including auction rate securities. For a discussion of current market conditions and the impact on Medtronic, please see the “Liquidity and Capital Resources” section of this management’s discussion and analysis.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

A discussion of the Company’s policies with respect to legal proceedings is discussed in the management’s discussion and analysis and our legal proceedings and other loss contingencies are described in Note 20 and a portion of Note 15 of the condensed consolidated financial statements. The description of our legal proceedings in Note 20 and a portion of Note 15 of the condensed consolidated financial statements to this filing is incorporated herein by reference.

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

Beginning on September 20, 2007, the Company has received letter requests from Senator Grassley of the U.S. Senate Finance Committee requesting information on a variety of subjects, including financial ties between the medical device industry and practicing physicians; the Company’s decision to suspend distribution of its Sprint Fidelis family of defibrillation leads; financial ties between the Company and physicians who use INFUSE Bone Graft; the Cardiac Research Foundation and Columbia University; and certain communications regarding INFUSE Bone Graft and the Company’s clinical research projects with the U.S. military and compensation paid to physicians working for the U.S. military. The Company has cooperated, and will continue to cooperate, with the Senator’s requests.

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

On February 9, 2009, the Company received letter notice that the United States Department of Justice in the Southern District of Texas is investigating marketing practices, reimbursement advice of the Company and appropriateness of therapy delivery relating to the Company’s cardiac surgical ablation devices. On July 2, 2009, the United States District Court for the Southern District of Texas ordered the unsealing of a qui tam complaint related to the same matter and that were filed against Medtronic on November 17, 2008. On August 21, 2009, the Department of Justice decided not to intervene at this time but may intervene at any time for good cause based upon a Court Order entered on August 28, 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the shares repurchased by Medtronic during the first quarter of fiscal year 2010:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
04/25/09-05/29/09	6,931,045	$32.28	6,931,045	10,904,539
05/30/09-07/03/09	3,468,555	34.53	3,468,555	67,435,984
07/04/09-07/31/09	—	—	—	67,435,984
Total	10,399,600	$33.03	10,399,600	67,435,984

(1)

In June 2007 and June 2009, the Company’s Board of Directors authorized the repurchase of 50 million and 60 million shares of the Company’s stock, respectively. As authorized by the Board of Directors each program expires when its total number of authorized shares has been repurchased.

Item 6. Exhibits

(a)	Exhibits

	10.1	Form of Amended and Restated Change of Control Employment Agreement for Medtronic Executive Officers.

	12.1	Medtronic, Inc. Computation of Ratio of Earnings to Fixed Charges.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medtronic, Inc.
(Registrant)

Date: September 9, 2009	/s/ William A. Hawkins
William A. Hawkins
Chairman and Chief Executive Officer

Date: September 9, 2009	/s/ Gary L. Ellis
Gary L. Ellis
Senior Vice President and
Chief Financial Officer