Form 10-Q/A
period 2009-07-31
MEDTRONIC INC
filed 2009-09-09
CIK 64670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

      The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended July 31, 2009, as filed with the Securities and Exchange Commission on September 9, 2009, is to furnish Exhibit 101 which was previously furnished as Exhibit 100 to the Form 10-Q, and to amend the Exhibit Index referenced in Part II, Item 6 of the report accordingly.

      No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits

(a)	Exhibits

	10.1*	Form of Amended and Restated Change of Control Employment Agreement for Medtronic Executive Officers.

	12.1*	Medtronic, Inc. Computation of Ratio of Earnings to Fixed Charges.

	31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS**	XBRL Instance Document

	101.SCH**	XBRL Schema Document

	101.CAL**	XBRL Calculation Linkbase Document

	101.DEF**	XBRL Definition Linkbase Document

	101.LAB**	XBRL Label Linkbase Document

	101.PRE**	XBRL Presentation Linkbase Document

*	Previously filed or furnished, as applicable, with our Form 10-Q as filed on September 9, 2009

**	Furnished with this Form 10-Q/A

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