Form 10-Q
period 2009-10-30
MEDTRONIC INC
filed 2009-12-09
CIK 64670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 30, 2009

Commission File Number 1-7707

MEDTRONIC, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0793183
(State of incorporation)	(I.R.S. Employer
Identification No.)

710 Medtronic Parkway
Minneapolis, Minnesota 55432
(Address of principal executive offices) (Zip Code)

(763) 514-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes   ☒      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes   ☐     No   ☒

Shares of common stock, $.10 par value, outstanding on December 4, 2009: 1,104,651,225

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended		Six months ended
	October 30, 2009	October 24, 2008	October 30, 2009	October 24, 2008
	(in millions, except per share data)
Net sales	$3,838	$3,570	$7,771	$7,276

Costs and expenses:
Cost of products sold	922	883	1,888	1,738
Research and development expense	369	326	739	650
Selling, general and administrative expense	1,323	1,263	2,691	2,581
Restructuring charges	—	—	62	96
Certain litigation charges, net	(70)	266	374	266
Purchased in-process research and development (IPR&D) charges	—	18	—	18
Other expense, net	130	143	224	294
Interest expense, net	54	48	121	95
Total costs and expenses	2,728	2,947	6,099	5,738

Earnings before income taxes	1,110	623	1,672	1,538

Provision for income taxes	242	76	358	268

Net earnings	$868	$547	$1,314	$1,270

Basic earnings per share	$0.78	$0.49	$1.18	$1.13
Diluted earnings per share	$0.78	$0.48	$1.18	$1.12

Basic weighted average shares outstanding	1,106.8	1,124.5	1,109.7	1,124.7
Diluted weighted average shares outstanding	1,109.2	1,130.7	1,111.9	1,131.0

Cash dividends declared per common share	$0.205	$0.188	$0.410	$0.376

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 30, 2009	April 24, 2009
	(in millions, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$826	$1,271
Short-term investments	716	405
Accounts receivable, less allowances of $68 and $61, respectively	3,232	3,123
Inventories	1,474	1,426
Deferred tax assets, net	565	605
Prepaid expenses and other current assets	499	622

Total current assets	7,312	7,452

Property, plant and equipment	5,151	4,887
Accumulated depreciation	(2,781)	(2,608)
Property, plant and equipment, net	2,370	2,279

Goodwill	8,232	8,195
Other intangible assets, net	2,364	2,477
Long-term investments	3,751	2,769
Other assets	255	416

Total assets	$24,284	$23,588

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$1,128	$522
Accounts payable	396	382
Accrued compensation	770	901
Accrued income taxes	119	130
Other accrued expenses	865	1,212

Total current liabilities	3,278	3,147

Long-term debt	6,368	6,253
Long-term accrued compensation and retirement benefits	360	329
Long-term accrued income taxes	544	475
Long-term deferred tax liabilities, net	37	115
Other long-term liabilities	89	87

Total liabilities	10,676	10,406

Commitments and contingencies (Note 20)	—	—

Shareholders’ equity:
Preferred stock— par value $1.00	—	—
Common stock— par value $0.10	111	112
Retained earnings	13,750	13,272
Accumulated other comprehensive loss	(253)	(202)

Total shareholders’ equity	13,608	13,182

Total liabilities and shareholders’ equity	$24,284	$23,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	October 30, 2009	October 24, 2008
	(in millions)
Operating Activities:
Net earnings	$1,314	$1,270
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	372	352
Amortization of discount on senior convertible notes	84	76
IPR&D charges	—	18
Provision for doubtful accounts	19	16
Deferred income taxes	143	43
Stock-based compensation	128	108
Excess tax benefit from exercise of stock-based awards	—	(26)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(89)	270
Inventories	(15)	(141)
Accounts payable and accrued liabilities	(74)	116
Other operating assets and liabilities	89	(276)
Certain litigation charges, net	374	266
Certain litigation payments	(939)	(472)

Net cash provided by operating activities	1,406	1,620

Investing Activities:
Acquisitions, net of cash acquired	—	(29)
Purchase of intellectual property	(40)	(135)
Additions to property, plant and equipment	(279)	(263)
Purchases of marketable securities	(2,916)	(1,877)
Sales and maturities of marketable securities	1,745	1,321
Other investing activities, net	(88)	(5)

Net cash used in investing activities	(1,578)	(988)

Financing Activities:
Change in short-term borrowings, net	618	(124)
Payments on long-term debt	(6)	(300)
Dividends to shareholders	(455)	(421)
Issuance of common stock	103	367
Excess tax benefit from exercise of stock-based awards	—	26
Repurchase of common stock	(609)	(639)

Net cash used in financing activities	(349)	(1,091)

Effect of exchange rate changes on cash and cash equivalents	76	(60)

Net change in cash and cash equivalents	(445)	(519)

Cash and cash equivalents at beginning of period	1,271	1,060

Cash and cash equivalents at end of period	$826	$541

Supplemental Cash Flow Information
Income taxes paid	$193	$249
Interest paid	181	113
Supplemental Noncash Investing and Financing Activities:
Reclassification of debentures from short-term to long-term debt	$—	$15

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

All prior periods presented have been retrospectively adjusted for the impact of the adoption of the Financial Accounting Standards Board (FASB) new authoritative accounting guidance for convertible debt, and guidance for determining whether instruments granted in share-based payment transactions are participating securities (see Note 3).

The Company has evaluated its subsequent events through December 9, 2009, the filing date of the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2009.

The Company’s fiscal years 2010, 2009 and 2008 will end or ended on April 30, 2010, April 24, 2009 and April 25, 2008, respectively.

Note 2 – New Accounting Pronouncements

In December 2008, the FASB issued new authoritative guidance regarding employer disclosures about postretirement benefit plan assets. This new guidance requires increased disclosures about an entity’s postretirement benefit plan assets. Specifically, the new guidance requires an entity to disclose information regarding its investment policies and strategies, its categories of plan assets, its fair value measurements of plan assets and any significant concentrations of risk in plan assets. The new authoritative guidance was effective for the Company beginning in the first quarter of fiscal year 2010 but only requires the revised annual disclosures on a prospective basis. The Company will provide the additional disclosures necessary to the consolidated financial statements beginning in the Company’s fiscal year 2010 Annual Report on Form 10-K.

In October 2009, the FASB updated the revenue recognition accounting guidance relating to the accounting for revenue arrangements that involve more than one deliverable or unit of accounting. The updated guidance allows companies to allocate arrangement considerations in multiple deliverable arrangements in a manner that better reflects the economics of the transaction by revising certain thresholds for separation, and providing criteria for allocation of revenue among deliverables. The updated guidance is effective for the Company beginning in fiscal year 2012. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company is currently evaluating the impact of adoption of this accounting guidance on its consolidated financial statements.

Note 3 – Retrospective Adoption of Accounting Pronouncements

In May 2008, the FASB issued new authoritative accounting guidance for convertible debt. The new guidance requires the proceeds from the issuance of applicable convertible debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The new guidance changes the accounting treatment for the Company’s $2.200 billion of 1.500 percent and $2.200 billion of 1.625 percent Senior Convertible Notes due 2011 and 2013, respectively, which were issued in April 2006 (collectively, the Senior Convertible Notes), and the $15 million remaining balance of the Company’s Contingent Convertible Debentures due 2021 (the Debentures).

The effect of the adoption of the new convertible debt authoritative guidance on the Senior Convertible Notes at April 2006 was a debt discount of $967 million and an increase of $614 million, net of tax, to shareholders’ equity.

The resulting debt discount for the Company’s Debentures is to be amortized over the period from the effective date, January 2005, through the first date holders of the Debentures had the ability to put them back to the Company, September 2006. Therefore, the retrospective adoption of the new convertible debt authoritative guidance for the Debentures had no impact on results of operations for periods following fiscal year 2007.

In addition, in June 2008 the FASB issued new authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities. This new guidance provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (EPS) pursuant to the two-class method. The Company adopted the new guidance in the first quarter of fiscal year 2010 and was required to retrospectively adjust all prior-period EPS data. The resulting impact of the adoption of the new guidance was to include 2.8 million and 3.2 million of unvested restricted shares in the basic weighted average shares outstanding calculation for the three and six months ended October 30, 2009, respectively, and 4.1 million and 4.2 million for the three and six months ended October 24, 2008, respectively.

The following table illustrates the impact of the adoption of new authoritative accounting guidance for convertible debt and the new share-based payment authoritative guidance on certain financial statement line items in the condensed consolidated statements of earnings for the three and six months ended October 30, 2009:

	Three months ended October 30, 2009
(in millions)	Previous Method	Impact of New Convertible Debt Guidance	Impact of New Share-Based Payment Guidance	As Reported
Interest expense, net	$13	$41	$—	$54
Provision for income taxes	257	(15)	—	242
Net earnings	$894	$(26)	$—	$868
Earnings per share:
Basic	$0.81	$(0.02)	$(0.01)	$0.78
Diluted	$0.80	$(0.02)	$—	$0.78

	Six months ended October 30, 2009
(in millions)	Previous Method	Impact of New Convertible Debt Guidance	Impact of New Share-Based Payment Guidance	As Reported
Interest expense, net	$37	$84	$—	$121
Provision for income taxes	388	(30)	—	358
Net earnings	$1,368	$(54)	$—	$1,314
Earnings per share:
Basic	$1.24	$(0.05)	$(0.01)	$1.18
Diluted	$1.23	$(0.05)	$—	$1.18

The following table illustrates the impact of the adoption of the new convertible debt guidance on certain financial statement line items in the condensed consolidated balance sheet as of October 30, 2009:

(in millions)	Previous Method	Effect of Change	As Reported
ASSETS
Prepaid expenses and other current assets (debt issuance costs)	$506	$(7)	$499
Long-term deferred tax assets, net	89	(89)	—
Total assets	$24,380	$(96)	$24,284
LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$6,802	$(434)	$6,368
Long-term deferred tax liabilities, net	(24)	61	37
Total liabilities	11,049	(373)	10,676
Retained earnings	13,473	277	13,750
Total shareholders’ equity	13,331	277	13,608
Total liabilities and shareholders’ equity	$24,380	$(96)	$24,284

The following table illustrates the impact of the adoption of the new convertible debt guidance on certain financial statement line items in the condensed consolidated statement of cash flows for the six months ended October 30, 2009:

(in millions)	Previous Method	Effect of Change	As Reported
Operating Activities
Net earnings	$1,368	$(54)	$1,314
Amortization of discount on senior convertible notes	—	84	84
Deferred income taxes	173	(30)	143
Net cash provided by operating activities	$1,406	$—	$1,406

The following table illustrates the impact of the adoption of the new convertible debt guidance and the new share-based payment guidance on certain financial statement line items in the condensed consolidated statements of earnings for the three and six months ended October 24, 2008:

	Three months ended October 24, 2008
(in millions)	As Originally Reported	Impact of New Convertible Debt Guidance	Impact of New Share-Based Payment Guidance	As Adjusted
Interest expense, net	$10	$38	$—	$48
Provision for income taxes	90	(14)	—	76
Net earnings	$571	$(24)	$—	$547
Earnings per share:
Basic	$0.51	$(0.02)	$—	$0.49
Diluted	$0.51	$(0.02)	$—	$0.48

	Six months ended October 24, 2008
(in millions)	As Originally Reported	Impact of New Convertible Debt Guidance	Impact of New Share-Based Payment Guidance	As Adjusted
Interest expense, net	$19	$76	$—	$95
Provision for income taxes	296	(28)	—	268
Net earnings	$1,318	$(48)	$—	$1,270
Earnings per share:
Basic	$1.18	$(0.04)	$—	$1.13	(a)
Diluted	$1.17	$(0.04)	$(0.01)	$1.12

(a) The data in this schedule has been intentionally rounded to the nearest $0.01 and therefore may not sum.

The following table illustrates the impact of the adoption of the new convertible debt guidance on certain financial statement line items in the condensed consolidated balance sheet as of April 24, 2009:

(in millions)	As Originally Reported	Effect of Change	As Adjusted
ASSETS
Prepaid expenses and other current assets (debt issuance costs)	$630	$(8)	$622
Long-term deferred tax assets, net	65	(65)	—
Total assets	$23,661	$(73)	$23,588
LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$6,772	$(519)	$6,253
Long-term deferred tax liabilities, net	—	115	115
Total liabilities	10,810	(404)	10,406
Retained earnings	12,941	331	13,272
Total shareholders’ equity	12,851	331	13,182
Total liabilities and shareholders’ equity	$23,661	$(73)	$23,588

The following table illustrates the impact of the adoption of the new convertible debt guidance on certain financial statement line items in the condensed consolidated statement of cash flows for the six months ended October 24, 2008:

(in millions)	As Originally Reported	Effect of Change	As Adjusted
Operating Activities
Net earnings	$1,318	$(48)	$1,270
Amortization of discount on senior convertible notes	—	76	76
Deferred income taxes	71	(28)	43
Net cash provided by operating activities	$1,620	$—	$1,620

Note 4 – Acquisitions and IPR&D Charges

During the first quarter of fiscal year 2010, the Company adopted the new authoritative guidance related to business combinations. The new authoritative guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and the goodwill acquired. The underlying purchase method of accounting for acquisitions was retained, but the new guidance incorporates a number of changes. These changes include the capitalization of purchased in-process research and development (IPR&D), expensing of acquisition related costs and the recognition of contingent purchase price consideration at fair value at the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of the acquisition. This accounting treatment for taxes is applicable to acquisitions consummated both prior to and subsequent to the adoption of the new authoritative guidance. The adoption of the new authoritative guidance did not change the requirement to expense IPR&D immediately with respect to asset acquisitions. With the exception of deferred tax asset valuation allowances and acquired income tax uncertainties related to previous acquisitions, this new authoritative guidance will be applied prospectively to business combinations consummated after fiscal year 2009. The adoption of the new authoritative guidance did not have a material impact on our condensed consolidated financial statements during the three and six months ended October 30, 2009.

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

Fiscal Year 2010

In August 2009, the Company acquired certain intangible assets related to the distribution of coronary products within the CardioVascular Japan business. In connection with the acquisition, the Company recorded $29 million of intangible assets with an estimated useful life of five years.

Fiscal Year 2009

Restore Medical Acquisition

In July 2008, the Company acquired Restore Medical, Inc. (Restore). Restore’s Pillar Palatal Implant System provides the Company with a minimally invasive, implantable medical device used to treat the soft palate component of sleep breathing disorders, including mild to moderate obstructive sleep apnea and snoring. The Company accounted for the acquisition as a business combination. Restore shareholders received $1.60 per share in cash for each share of Restore common stock they owned. Total consideration for the transaction, net of cash acquired, was approximately $29 million. In connection with the acquisition of Restore, the Company acquired $17 million of technology-based intangible assets with an average estimated useful life of 10 years, $8 million of net tangible assets and $5 million of goodwill. The goodwill is not deductible for tax purposes. The pro forma impact of the Restore acquisition was not significant to the results of the Company for the three and six months ended October 24, 2008. The results of operations have been included in the Company’s consolidated statements of earnings since the date of acquisition.

Other Acquisitions and IPR&D Charges

There were no IPR&D charges for the three and six months ended October 30, 2009.

During the second quarter of fiscal year 2009, the Company recorded an IPR&D charge of $18 million related to the purchase of certain intellectual property for use in the Spinal business. These payments were expensed as IPR&D since technological feasibility of the underlying product had not yet been reached and such technology has no future alternative use.

Contingent Consideration

Certain of the Company’s business combinations or purchases of intellectual property involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. While it is not certain if and/or when these payments will be made, the Company has developed an estimate of the maximum undiscounted potential contingent consideration for each of its acquisitions with an outstanding potential obligation. At October 30, 2009, the estimated maximum potential amount of undiscounted future contingent consideration that the Company could be required to make associated with all business combinations or purchases of intellectual property is approximately $412 million. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2011 to 2016 in order for the consideration to be paid.

Note 5 – Certain Litigation Charges, Net

The Company classifies material litigation reserves and gains recognized as certain litigation charges, net.

During the three months ended October 30, 2009, the Company recorded and received a certain litigation gain of $70 million related to the resolution of outstanding patent litigation with W.L. Gore & Associates, Inc. (Gore) for selected patents in Medtronic’s Jervis and Wiktor patent families. The terms of the agreement stipulate that neither party will sue each other in the defined field of use, subject to certain conditions. Medtronic granted Gore a worldwide, irrevocable, non-exclusive license in the defined field of use. In addition and subject to certain conditions, Gore will pay Medtronic a quarterly payment beginning in January 2010 through the fiscal quarter ending October 2018.

During the first quarter of fiscal year 2010, the Company recorded certain litigation charges of $444 million related to the global resolution of all outstanding intellectual property litigation with Abbott Laboratories (Abbott). The terms of the agreement stipulate that neither party will sue each other in the field of coronary stent and stent delivery systems for a period of at least 10 years, subject to certain conditions. Both parties also agreed to a cross-license of the disputed patents within the defined field. The $444 million settlement amount includes a $400 million payment made to Abbott and a $42 million success payment made to evYsio Medical Devices, LLC (evYsio). In addition, a $2 million payment was made to evYsio in connection with an amendment to the parties’ existing agreement in order to expand the scope of the definition of the license field from evYsio.

During the three and six months ended October 24, 2008, the Company incurred certain litigation charges of $266 million. Of the amount recorded, $229 million relates to litigation with Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson (J&J). The Cordis litigation originated in October 1997 and pertains to patent infringement claims on previous generations of bare metal stents that are no longer on the market. In September 2008, the U.S. District Court entered final judgment including accrued interest, totaling approximately $521 million, to Cordis. The Company had previously recorded a charge of $243 million related to this litigation in the third quarter of fiscal year 2008. At the time the $243 million charge was recorded, the range of potential loss related to this matter was subject to a high degree of estimation. The amount recorded represented an estimate of the low end of the range of probable outcomes related to the matter. Given that the Company and J&J are involved in a number of litigation matters which span across businesses, the Company entered into negotiations with J&J in an attempt to settle some of the additional litigation simultaneous with the payment of this judgment. Ultimately, the agreement reached with Cordis required a total cash payment of $472 million, which included the settlement of several outstanding legal matters between the parties. The charge of $229 million in the six months ended October 24, 2008 is the net result of $472 million in cash payments, offset by the existing reserves on the balance sheet including interest accrued on the $243 million since the date established.

The remainder of the certain litigation charge of $37 million relates to costs for the settlement of litigation that originated in May 2006 with Fastenetix LLC (Fastenetix), a patent holding company. The litigation related to an alleged breach of a royalty agreement in the Spinal business. The agreement reached with Fastenetix required a total cash payment of $125 million for the settlement of ongoing litigation and the purchase of patents. Of the $125 million, $37 million was assigned to past damages in the case and the remaining $88 million was recorded as purchased intellectual property that has an estimated useful life of 7 years. As of October 24, 2008, all of these amounts had been paid.

Note 6 – Restructuring Charges

Fiscal Year 2009 Initiative

In the fourth quarter of fiscal year 2009, the Company recorded a $34 million restructuring charge, which consisted of employee termination costs of $29 million and asset write-downs of $5 million. As part of the Company’s “One Medtronic” strategy, the Company continued to pursue opportunities to streamline the organization and standardize or centralize certain functional activities which were not unique to individual businesses. In connection with these efforts to create “One Medtronic,” this initiative was designed to streamline operations, by further consolidating manufacturing and eliminating certain non-core product lines, and to further align resources around the Company’s higher growth opportunities. This initiative impacted most businesses and certain corporate functions. Of the $5 million of asset write-downs, $3 million related to inventory write-offs and production-related asset impairments and therefore was recorded within cost of products sold in the consolidated statement of earnings. The employee termination costs of $29 million consisted of severance and the associated costs of continued medical benefits and outplacement services.

As a continuation of the fiscal year 2009 initiative, in the first quarter of fiscal year 2010, the Company incurred $72 million of incremental restructuring charges, which consisted of employee termination costs of $62 million and asset write-downs of $10 million. Of the $10 million of asset write-downs, $7 million related to inventory write-offs and production-related asset impairments and therefore was recorded within cost of products sold in the condensed consolidated statement of earnings. Included in the $62 million restructuring charge is $9 million of incremental defined benefit pension and post-retirement related expenses for those employees who accepted early retirement packages. These costs are not included in the table summarizing restructuring costs below because they are associated with costs that are accounted for under the pension and post-retirement rules. For further discussion on the incremental defined benefit pension and post-retirement related expenses, see Note 19.

There were no restructuring charges in the second quarter of fiscal year 2010.

In connection with the fiscal year 2009 restructuring initiative, as of the end of the first quarter of fiscal year 2010, the Company had identified approximately 1,500 positions for elimination which will be achieved through early retirement packages offered to employees, voluntary separation and involuntary separation. Of the 1,500 positions identified, approximately 1,100 positions have been eliminated as of October 30, 2009. The restructuring initiatives are scheduled to be substantially complete by the end of the first quarter of fiscal year 2011.

A summary of the activity related to the fiscal year 2009 initiative is presented below:

	Fiscal Year 2009 Initiative
(in millions)	Employee Termination Costs	Asset Write-downs	Total
Balance at April 25, 2008	$—	$—	$—
Restructuring charges	29	5	34
Payments/write-downs	(1)	(5)	(6)
Balance at April 24, 2009	$28	$—	$28
Restructuring charges	53	10	63
Payments/write-downs	(19)	(10)	(29)
Balance at July 31, 2009	$62	$—	$62
Payments/write-downs	(21)	—	(21)
Balance at October 30, 2009	$41	$—	$41

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

In the first quarter of fiscal year 2009, as a continuation of the global realignment initiative, the Company incurred $96 million of incremental restructuring charges.

In the first quarter of fiscal year 2010, the Company recorded an $8 million reversal of excess reserves primarily as a result of favorable severance negotiations as well as a higher than expected percentage of employees identified for elimination finding positions elsewhere in the Company. This $8 million reversal of excess reserves was partially offset by a $5 million charge the Company recorded in the first quarter of fiscal year 2010 related to the further write-down of a non-inventory related asset resulting from the continued decline in the international real estate market.

In connection with the global realignment initiative, as of the end of the first quarter of fiscal year 2009, the Company identified approximately 900 positions for elimination which were achieved through both voluntary and involuntary separation. As of October 30, 2009, the global realignment initiative was substantially complete.

A summary of the activity related to the global realignment initiative is presented below:

	Global Realignment Initiative
(in millions)	Employee Termination Costs	Asset Write-downs	Total
Balance at April 24, 2009	$15	$—	$15
Restructuring charges	—	5	5
Reversal of excess accrual	(8)	—	(8)
Payments/write-downs	(3)	(5)	(8)
Currency adjustment, net	1	—	1
Balance at July 31, 2009	$5	$—	$5
Payments/write-downs	(6)	—	(6)
Currency adjustment, net	1	—	1
Balance at October 30, 2009	$—	$—	$—

Note 7 – Investments

In April 2009, the FASB issued new authoritative guidance for the recognition and presentation of other-than-temporary impairments, which amended the existing guidance on determining whether an impairment for investments in debt securities is other-than-temporary as well as requiring additional annual and interim disclosures. Under the new guidance, impairment on debt securities will be considered other-than-temporary if the Company (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its costs or (3) does not expect to recover the security’s fair value versus its amortized cost basis. The new guidance further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall would be recognized in other comprehensive income. The new guidance requires the Company to initially apply the provisions of the standard to previously other-than-temporary impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment reclassifies the non-credit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. The new guidance was effective for the Company in the first quarter of fiscal year 2010 and resulted in a cumulative-effect adjustment of $3 million as of April 25, 2009.

Information regarding the Company’s short-term and long-term investments at October 30, 2009 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$1,286	$15	$(14)	$1,287
Auction rate securities	195	—	(53)	142
Mortgage backed securities	734	9	(27)	716
Government and agency securities	1,424	9	(1)	1,432
Certificates of deposit	74	—	—	74
Other asset backed securities	263	3	(6)	260
Marketable equity securities	12	6	—	18
Cost method, equity method and other investments	538	—	—	538
Total short-term and long-term investments	$4,526	$42	$(101)	$4,467

Information regarding the Company’s short-term and long-term investments at April 24, 2009 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate debt securities	$817	$8	$(20)	$805
Auction rate securities	199	—	(80)	119
Mortgage backed securities	789	9	(52)	746
Government and agency securities	693	5	(1)	697
Certificates of deposit	2	—	—	2
Other asset backed securities	297	3	(22)	278
Marketable equity securities	12	—	—	12
Cost method, equity method and other investments	515	—	—	515
Total short-term and long-term investments	$3,324	$25	$(175)	$3,174

The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category as of October 30, 2009:

	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$173	$(1)	$58	$(13)
Auction rate securities	—	—	142	(53)
Mortgage backed securities	117	(4)	116	(23)
Government and agency securities	216	(1)	—	—
Other asset backed securities	18	—	34	(6)
Total short-term and long-term investments	$524	$(6)	$350	$(95)

The Company’s investments in marketable debt securities detailed above are classified and accounted for as available-for-sale and include corporate debt securities, government and agency securities, certificates of deposit and mortgage backed and other asset backed securities including auction rate securities. Market conditions during the second quarter of fiscal year 2010 and subsequent to the Company’s quarter-end continue to indicate uncertainty on the part of investors on the economic outlook for the U.S. This uncertainty has created reduced liquidity across the fixed income investment market, including certain securities in which the Company has invested. As a result, some of the Company’s investments have experienced reduced liquidity including unsuccessful monthly auctions for auction rate security holdings. At October 30, 2009, the Company concluded that the unrealized losses associated with the remaining securities were not other-than-temporary as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of the amortized cost.

Activity related to the Company’s short-term and long-term investment portfolio is as follows:

	Three months ended
	October 30, 2009		October 24, 2008
(in millions)	Debt (a)	Equity (b)	Debt (a)	Equity (b)
Proceeds from sales	$885	$—	$763	$—
Gross realized gains	$13	$—	$5	$—
Gross realized losses	$(2)	$—	$(3)	$—
Impairment losses recognized	$(3)	$—	$(18)	$—

	Six months ended
	October 30, 2009		October 24, 2008
	Debt (a)	Equity (b)	Debt (a)	Equity (b)
Proceeds from sales	$1,745	$—	$1,321	$—
Gross realized gains	$27	$—	$6	$—
Gross realized losses	$(3)	$—	$(5)	$—
Impairment losses recognized	$(10)	$(3)	$(21)	$(2)

(a) Includes available-for-sale (AFS) debt securities.

(b) Includes marketable equity securities, cost method, equity method and other investments.

The total other-than-temporary impairment losses on AFS debt securities for the three and six months ended October 30, 2009 was $15 million and $27 million, respectively, of which $12 million and $17 million, respectively, was recognized in other comprehensive income resulting in $3 million and $10 million, respectively, of charges being recognized in earnings. These charges relate to credit losses on certain mortgage backed securities and auction rate securities. The amount of credit losses represents the difference between the present value of cash flows expected to be collected on these securities and the amortized cost. Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which invested, the Company believes it has recorded all necessary other-than-temporary impairments as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell before recovery of the amortized cost. For additional discussion, see the “Liquidity and Capital Resources” section of management’s discussion and analysis.

The following table shows the credit loss portion of other-than-temporary impairments on debt securities held by the Company as of the dates indicated and the corresponding changes in such amounts:

(in millions)
Balance at April 24, 2009	$—
Credit losses remaining in retained earnings upon adoption	4
Credit losses recognized on securities previously not impaired	7
Balance at July 31, 2009	$11
Additional credit losses recognized on securities previously impaired	2
Credit losses recognized on securities previously not impaired	1
Balance at October 30, 2009	$14

The October 30, 2009 balance of AFS debt securities by contractual maturity is shown in the following table at fair value. Within the table, maturities of mortgage backed securities have been allocated based upon timing of estimated cash flows, assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	October 30, 2009
Due in one year or less	$1,044
Due after one year through five years	2,686
Due after five years through ten years	27
Due after ten years	154
Total debt securities	$3,911

As of October 30, 2009 and April 24, 2009, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method was $538 million and $515 million, respectively. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.

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

Note 8 – Fair Value Measurements

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

Effective the first day of the Company’s fiscal year 2009, the Company adopted the authoritative guidance for fair value measurements. This authoritative guidance is principally applied to financial assets and liabilities such as marketable equity securities and debt securities that are classified and accounted for as available-for-sale, and derivative instruments. Derivatives include cash flow hedges, freestanding derivative forward contracts, net investment hedges and interest rate swaps. These items were previously and will continue to be marked-to-market at each reporting period; however, the definition of fair value is now applied using the new authoritative guidance for fair value measurements. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis subsequent to the effective date of this authoritative guidance.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value at October 30, 2009	Fair Value Measurements Using Inputs Considered as

(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$1,287	$10	$1,259	$18
Auction rate securities	142	—	—	142
Mortgage backed securities	716	—	676	40
Government and agency securities	1,432	376	1,056	—
Certificates of deposit	74	—	74	—
Other asset backed securities	260	—	242	18
Marketable equity securities	18	18	—	—
Derivative assets	94	84	10	—
Total assets	$4,023	$488	$3,317	$218

Liabilities:
Derivative liabilities	$130	$130	$—	$—
Total liabilities	$130	$130	$—	$—

	Fair Value at April 24, 2009	Fair Value Measurements Using Inputs Considered as

(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$805	$8	$771	$26
Auction rate securities	119	—	—	119
Mortgage backed securities	746	—	709	37
Government and agency securities	697	174	523	—
Certificates of deposit	2	—	2	—
Other asset backed securities	278	—	255	23
Marketable equity securities	12	12	—	—
Derivative assets	436	436	—	—
Total assets	$3,095	$630	$2,260	$205

Liabilities:
Derivative liabilities	$31	$31	$—	$—
Total liabilities	$31	$31	$—	$—

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain corporate debt securities, auction rate securities, certain mortgage backed securities and certain asset backed securities for which there was a decrease in the observability of market pricing for these investments. At October 30, 2009, these securities were valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at October 30, 2009.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

	Three months ended
(in millions)	October 30, 2009	October 24, 2008
Beginning Balance	$224	$286
Total realized losses and other-than temporary impairment losses included in earnings	(2)	(19)
Total unrealized gains/(losses) included in other comprehensive income	(1)	(47)
Net purchases, issuances, and settlements	(3)	(37)
Net transfers in (out) of Level 3	—	58
Ending Balance	$218	$241

	Six months ended
(in millions)	October 30, 2009	October 24, 2008

Beginning Balance	$205	$448
Total realized losses and other-than temporary impairment losses included in earnings	(6)	(22)
Total unrealized gains/(losses) included in other comprehensive income	44	(54)
Net purchases, issuances, and settlements	(25)	(189)
Net transfers in (out) of Level 3	—	58
Ending Balance	$218	$241

Realized gains or losses are included in interest expense, net in the condensed consolidated statements of earnings.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

The Company had no financial assets or liabilities that are measured on a nonrecurring basis subsequent to their initial recognition during the six months ended October 30, 2009.

Non-financial assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. No impairments existed as of October 30, 2009.

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company’s long-term debt at October 30, 2009 was $6.819 billion compared to a carrying value of $6.725 billion and $6.375 billion compared to a carrying value of $6.665 billion at April 24, 2009. Fair value was estimated using quoted market prices. The fair values and carrying values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

Note 9 – Financing Arrangements

Senior Convertible Notes

In April 2006, the Company issued $2.200 billion of 1.500 percent Senior Convertible Notes due 2011 and $2.200 billion of 1.625 percent Senior Convertible Notes due 2013 (collectively, the Senior Convertible Notes). The Senior Convertible Notes were issued at par and pay interest in cash semi-annually in arrears on April 15 and October 15 of each year. The Senior Convertible Notes are unsecured, unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness.

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

In June 2008, the FASB issued new authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. This new authoritative guidance provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and classified in shareholders’ equity or whether it should be bifurcated and classified as a separate asset or liability and marked-to-market through earnings. The Company adopted this new authoritative guidance in the first quarter of fiscal year 2010. In applying this guidance, the Company concluded that the purchased call options and sold warrants were indexed to its own stock and should continue to be classified in shareholders’ equity; thus consistent with prior periods, the existing guidance for accounting for derivative financial instruments indexed to and potentially settled in, a company’s own stock would still apply.

Under this existing guidance, the notes are accounted for as a combined instrument because the conversion spread meets the requirements to not be separated as a derivative.

Existing guidance provides that contracts are initially classified as equity if (1) the contract requires physical settlement or net-share settlement, or (2) the contract gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The settlement terms of the Company’s purchased call options and sold warrant contracts provide for net cash settlement for the particular contract or net share settlement, depending on the method of settlement, as discussed above, which is at the option of the Company. Based on existing guidance, the purchased call option contracts were recorded as a reduction of equity and the warrants were recorded as an addition to equity as of the trade date. Existing guidance states that a reporting entity shall not consider contracts to be derivative instruments if the contract issued or held by the reporting entity is both indexed to its own stock and classified in shareholders’ equity in its statement of financial position. The Company concluded the purchased call option contracts and the warrant contracts should be accounted for in shareholders’ equity.

Effective the first day of the Company’s fiscal year 2010, the Company accounted for the Senior Convertible Notes in accordance with the new authoritative guidance for convertible debt. The new guidance requires the proceeds from the issuance of the Senior Convertible Notes to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the Senior Convertible Notes are expected to be outstanding as additional non-cash interest expense. This change in accounting for the Senior Convertible Notes has been applied to the Company’s prior period financial statements on a retrospective basis, as required by the new guidance. For additional information on the impact of this change to the Company’s financial statements, refer to Note 3.

The following table provides equity and debt information for the Senior Convertible Notes under the convertible debt guidance.

	Senior Convertible Notes due 2011		Senior Convertible Notes due 2013
(in millions)	October 30, 2009	April 24, 2009	October 30, 2009	April 24, 2009
Carrying amount of the equity component	$420	$420	$547	$547

Principal amount of the Senior Convertible Notes	$2,200	$2,200	$2,200	$2,200
Unamortized discount	(135)	(181)	(298)	(338)
Net carrying amount	$2,065	$2,019	$1,902	$1,862

At October 30, 2009, the unamortized balance of the debt discount will be amortized over the remaining life of the Senior Convertible Notes, which is approximately two years for the 2011 Senior Convertible Notes and four years for the 2013 Senior Convertible Notes. The following table provides interest rate and interest expense amounts related to the Senior Convertible Notes.

	Senior Convertible Notes due 2011		Senior Convertible Notes due 2013
	Three months ended		Three months ended
(in millions)	October 30, 2009	October 24, 2008	October 30, 2009	October 24, 2008
Effective interest rate	5.97%	5.97%	6.03%	6.03%
Interest cost related to contractual interest coupon	$8	$8	$9	$9
Interest cost related to amortization of the discount	$22	$21	$19	$18

	Senior Convertible Notes due 2011		Senior Convertible Notes due 2013
	Six months ended		Six months ended
(in millions)	October 30, 2009	October 24, 2008	October 30, 2009	October 24, 2008
Effective interest rate	5.97%	5.97%	6.03%	6.03%
Interest cost related to contractual interest coupon	$17	$16	$19	$18
Interest cost related to amortization of the discount	$45	$42	$40	$36

Senior Notes

In March 2009, the Company issued three tranches of Senior Notes (New Senior Notes) with the aggregate face value of $1.250 billion. The first tranche consisted of $550 million of 4.500 percent Senior Notes due 2014, the second tranche consisted of $400 million of 5.600 percent Senior Notes due 2019 and the third tranche consisted of $300 million of 6.500 percent Senior Notes due 2039. The first tranche was issued at par, the second tranche was issued at a discount, which resulted in an effective interest rate of 5.609 percent and the third tranche was issued at a discount, which resulted in an effective interest rate of 6.519 percent. Interest on each series of New Senior Notes is payable semi-annually, on March 15 and September 15, commencing September 15, 2009. The New Senior Notes are unsecured senior obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the New Senior Notes were issued contain customary covenants. The Company used the net proceeds from the sale of the New Senior Notes for repayment of a portion of its commercial paper and for general corporate uses.

In September 2005, the Company issued two tranches of Senior Notes with the aggregate face value of $1.000 billion. The first tranche consisted of $400 million of 4.375 percent Senior Notes due 2010 and the second tranche consisted of $600 million of 4.750 percent Senior Notes due 2015. Each tranche was issued at a discount which resulted in an effective interest rate of 4.433 percent and 4.760 percent for the five and ten year Senior Notes, respectively. Interest on each series of Senior Notes is payable semi-annually, on March 15 and September 15. The Senior Notes are unsecured, unsubordinated obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which Senior Notes were issued contain customary covenants. The Company used the net proceeds from the sale of the Senior Notes for repayment of a portion of its commercial paper.

In June 2009, the Company entered into two five year fixed-to-floating interest rate swap agreements with notional amounts of $150 million each. These interest rate swap agreements were designated as fair value hedges of the fixed interest rate obligation under the Company’s existing $550 million 4.500 percent Senior Notes due 2014. On the first interest rate swap agreement, the Company pays variable interest equal to the one-month London Interbank Offered Rate (LIBOR) plus 134.00 basis points and it receives a fixed interest rate of 4.500 percent. For the second interest rate swap agreement, the Company pays variable interest equal to the one-month LIBOR plus 137.25 basis points and it receives a fixed interest rate of 4.500 percent. The outstanding market value of these swap agreements is a $9 million unrealized gain at October 30, 2009 which is recorded in long-term debt with the offset recorded in other assets on the condensed consolidated balance sheet.

Contingent Convertible Debentures

As of October 30, 2009 and April 24, 2009, the Company has $15 million remaining in aggregate principal amount of 1.250 percent Contingent Convertible Debentures, Series B due 2021 (the Debentures) outstanding. Interest is payable semi-annually. Each Debenture is convertible into shares of common stock at an initial conversion price of $61.81 per share; however, the Debentures are not convertible before their final maturity unless the closing price of our common stock reaches 110 percent of the conversion price for 20 trading days during a consecutive 30 trading day period. Upon conversion of the Debentures, the Company will pay holders cash equal to the lesser of the principal amount of the Debentures or their conversion value, and shares of the Company’s common stock to the extent the conversion value exceeds the principal amount of the Debentures. The Company may be required to repurchase the remaining Debentures at the option of the holders in September 2011 or 2016. For put options exercised by the holders of the Debentures, the purchase price is equal to the principal amount of the applicable debenture plus any accrued and unpaid interest thereon to the repurchase date. If the put option is exercised, the Company will pay holders the repurchase price solely in cash. The Company can redeem the Debentures for cash at any time.

Commercial Paper

The Company maintains a commercial paper program that allows the Company to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of October 30, 2009 and April 24, 2009, outstanding commercial paper totaled $1.003 billion and $385 million, respectively. During the three and six months ended October 30, 2009, the weighted average original maturity of the commercial paper outstanding is approximately 64 days and 55 days, respectively, and the weighted average interest rate is 0.23 percent and 0.24 percent, respectively. The issuance of commercial paper reduces the amount of credit available under the Company’s existing lines of credit.

Bank Borrowings

Bank borrowings consist primarily of borrowings from non-U.S. banks at interest rates considered favorable by management and where natural hedges can be gained for foreign exchange purposes.

Lines of Credit

The Company has existing unsecured lines of credit of approximately $2.859 billion with various banks at October 30, 2009. The existing lines of credit include a five-year $1.750 billion syndicated credit facility dated December 20, 2006 that will expire on December 20, 2011 (Credit Facility). The Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The Credit Facility provides the Company with the ability to increase its capacity by an additional $500 million at any time during the life of the five-year term of the agreement.

As of October 30, 2009 and April 24, 2009, the Company has unused lines of credit and commercial paper capacity of approximately $2.230 billion and $2.799 billion, respectively.

Interest rates on these borrowings are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. Facility fees are payable on the credit facilities and are determined in the same manner as the interest rates.

Note 10 – Derivatives and Foreign Exchange Risk Management

The Company uses operational and economic hedges, as well as forward exchange derivative contracts and interest rate derivative instruments to manage the impact of foreign exchange and interest rate changes on earnings and cash flows. The gross notional amount of all derivative contracts outstanding at October 30, 2009 and April 24, 2009 was $6.101 billion and $5.296 billion, respectively. In order to reduce the uncertainty of foreign exchange rate movements, the Company enters into derivative instruments, primarily forward exchange contracts, to manage its exposure related to foreign exchange rate changes. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets, liabilities, net investments and probable commitments. At inception of the forward contract, the derivative is designated as either a freestanding derivative, net investment hedge or cash flow hedge. Principal currencies hedged are the Euro and the Japanese Yen. The Company does not enter into forward exchange derivative contracts for speculative purposes. The gross notional amount of forward exchange derivative contracts outstanding at October 30, 2009 and April 24, 2009 was $5.801 billion and $5.296 billion, respectively. The aggregate foreign currency gains/(losses) were $15 million and $(42) million for the three months ended October 30, 2009 and October 24, 2008, respectively. The aggregate foreign currency gains/(losses) were $55 million and $(106) million for the six months ended October 30, 2009 and October 24, 2008, respectively. These gains/(losses) represent the net impact to the condensed consolidated statements of earnings for the derivative instruments presented below offset by remeasurement gains/(losses) on foreign currency denominated assets and liabilities.

The information that follows explains the various types of derivatives and financial instruments used by the Company, how and why the Company uses such instruments, how such instruments are accounted for and how such instruments impact the Company’s condensed consolidated balance sheets and statements of earnings.

Freestanding Derivative Forward Contracts

Freestanding derivative forward contracts are used to offset the Company’s exposure to the change in value of certain foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized currently in earnings, thereby offsetting the current earnings effect of the related foreign currency denominated assets and liabilities. The cash flows from these contracts are reported as operating activities in the consolidated statements of cash flows. The gross notional amount of these contracts, not designated as hedging instruments, outstanding at October 30, 2009 was $1.349 billion.

The amount of losses and location of the losses in the condensed consolidated statements of earnings related to derivative instruments not designated as hedging instruments were as follows:

Three months ended October 30, 2009 (in millions)

Derivatives Not Designated as Hedging Instruments	Location	Amount

Foreign exchange contracts	Other expense, net	$(39)

Six months ended October 30, 2009 (in millions)

Derivatives Not Designated as Hedging Instruments	Location	Amount

Foreign exchange contracts	Other expense, net	$(134)

Net Investment Hedges

Net investment hedges are used to hedge the long-term investment (equity) in foreign operations. For hedges that meet effectiveness requirements, the net gains/(losses) related to changes in the current rates, or spot rates, are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive (loss)/ income (AOCI) on the consolidated balance sheets. Net gains/(losses) associated with changes in forward rates of the contracts are reflected in other expense, net in the consolidated statements of earnings. Recognition in earnings of amounts previously recorded as a cumulative translation adjustment is limited to circumstances such as complete or substantially complete liquidation of the long-term investment (equity) in foreign operations. The cash flows from these contracts are reported as investing activities in the consolidated statements of cash flows. As of October 30, 2009, there were no open net investment hedge contracts. For the three and six months ended October 30, 2009, there were no reclassifications of the effective portion of net investment hedges out of AOCI into income; therefore, consistent with the fourth quarter of fiscal year 2009, $27 million in gains remained in cumulative translation within AOCI.

Cash Flow Hedges

Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions, denominated in a foreign currency that will take place in the future. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. No gains or losses relating to ineffectiveness of cash flow hedges were recognized in earnings during the three and six months ended October 30, 2009 and October 24, 2008. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued during the three and six months ended October 30, 2009 and October 24, 2008. The cash flows from these contracts are reported as operating activities in the consolidated statements of cash flows. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at October 30, 2009 was $4.452 billion and will mature within the subsequent 36-month period.

The amount of gains/(losses) and location of the gains/(losses) in the condensed consolidated statements of earnings and other comprehensive income (OCI) related to derivative instruments designated as cash flow hedges are as follows:

Three months ended
October 30, 2009

(in millions)	Gross Losses Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains/(Losses) on Derivative Reclassified from AOCI into Income

Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign exchange contracts	$(154)	Other expense, net	$(10)
		Cost of products sold	18
Total	$(154)		$8

Six months ended
October 30, 2009

(in millions)	Gross Losses Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains on Derivative Reclassified from AOCI into Income

Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign exchange contracts	$(494)	Other expense, net	$13
		Cost of products sold	26
Total	$(494)		$39

As of October 30, 2009, the Company had a balance of $104 million in after-tax net unrealized losses associated with cash flow hedging instruments recorded in AOCI. The Company expects that $125 million in losses of this balance will be reclassified into the consolidated statement of earnings over the next twelve months.

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

As of October 30, 2009, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations. In June 2009, the Company entered into two fixed-to-floating interest rate swap agreements with an aggregate notional amount of $300 million designated as fair value hedges of the fixed interest rate obligation under the existing $550 million, 5 year, 4.500 percent New Senior Notes that were issued in March 2009. These fair value hedges are 100 percent effective and, thus, there is no net impact on earnings. As a result, the market value of these interest rate swap agreements is a $9 million unrealized gain at October 30, 2009 which is recorded as an increase in long-term debt with the offset recorded as an increase in other assets on the condensed consolidated balance sheet. The gross notional amount of these contracts, designated as fair value hedges outstanding at October 30, 2009 was $300 million.

During the three and six months ended October 30, 2009 and October 24, 2008, the Company did not have any ineffective fair value hedging instruments. In addition, the Company did not recognize any gains or losses during the three and six months ended October 30, 2009 and October 24, 2008 on firm commitments that no longer qualify as fair value hedges.

Balance Sheet Presentation

The following table summarizes the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheet as of October 30, 2009. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not, and are further segregated by type of contract within those two categories.

	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$49	Other accrued expenses	$94
Interest rate contracts	Other assets	9
Foreign exchange contracts	Other assets	26	Other long-term liabilities	25
Total derivatives designated as hedging instruments		$84		$119

Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$10	Other accrued expenses	$11
Total derivatives not designated as hedging instruments		$10		$11

Total derivatives		$94		$130

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of interest-bearing investments, forward exchange derivative contracts and trade accounts receivable.

The Company maintains cash and cash equivalents, investments and certain other financial instruments (including forward exchange contracts) with various major financial institutions. The Company performs periodic evaluations of the relative credit standings of these financial institutions and limits the amount of credit exposure with any one institution. In addition, during the second quarter of fiscal year 2010, the Company entered into a collateral credit agreement with its primary derivatives counterparty. Under this agreement either party is required to post eligible collateral when the market value of transactions covered by the agreement exceeds specific thresholds, thus limiting credit exposure for both parties. As of October 30, 2009 there was no collateral pledged or received as the specific thresholds set forth in the agreement were not exceeded for either party.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. However, a significant amount of trade receivables are with national healthcare systems in many countries. Although the Company does not currently foresee a credit risk associated with these receivables, repayment is dependent upon the financial stability of the economies of those countries. As of October 30, 2009 and April 24, 2009, no customer represented more than 10 percent of the outstanding accounts receivable.

Note 11 – Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

(in millions)	October 30, 2009	April 24, 2009
Finished goods	$881	$854
Work in process	270	251
Raw materials	323	321
Total	$1,474	$1,426

Note 12 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended October 30, 2009 are as follows:

(in millions)	October 30, 2009
Balance at April 24, 2009	$8,195
Purchase accounting adjustments, net	(7)
Currency adjustment, net	44
Balance at October 30, 2009	$8,232

Intangible assets, excluding goodwill, as of October 30, 2009 and April 24, 2009 are as follows:

(in millions)	Purchased Technology and Patents	Trademarks and Tradenames	Other	Total
As of October 30, 2009:
Amortizable intangible assets
Original cost	$3,062	$373	$269	$3,704
Accumulated amortization	(917)	(236)	(187)	(1,340)
Carrying value	$2,145	$137	$82	$2,364

As of April 24, 2009:
Amortizable intangible assets
Original cost	$3,057	$373	$238	$3,668
Accumulated amortization	(801)	(217)	(173)	(1,191)
Carrying value	$2,256	$156	$65	$2,477

Amortization expense for the three and six months ended October 30, 2009 was $80 million and $158 million, respectively, and for the three and six months ended October 24, 2008 was $69 million and $135 million, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets is as follows:

(in millions) Fiscal Year	Amortization Expense
Remaining 2010	$159
2011	306
2012	282
2013	266
2014	256
Thereafter	1,095
$2,364

Note 13 – Warranty Obligation

The Company offers a warranty on various products. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. The Company includes the covered costs associated with field actions, if any, in cost of products sold.

During the first quarter of fiscal year 2010, the Company recorded a $16 million warranty provision related to the July 2009 supplier-related Paradigm Quick-set infusion set field action in its Diabetes business. In the second quarter of fiscal year 2010 the Company reached settlements with the suppliers involved in the recall that offset the majority of the warranty provision.

Changes in the Company’s product warranties during the six months ended October 30, 2009 and October 24, 2008 consisted of the following:

	Six months ended
(in millions)	October 30, 2009	October 24, 2008
Balance at the beginning of the period	$35	$43
Warranty claims provision	25	12
Settlements made	(21)	(16)
Balance at the end of the period	$39	$39

Note 14 – Interest Expense, Net

Interest income and interest expense for the three and six months ended October 30, 2009 and October 24, 2008 are as follows:

	Three months ended		Six months ended
(in millions)	October 30, 2009	October 24, 2008	October 30, 2009	October 24, 2008
Interest income	$(39)	$(42)	$(77)	$(94)
Interest expense	93	90	198	189
Interest expense, net	$54	$48	$121	$95

Interest expense, net for the three and six months ended October 24, 2008 has been retrospectively adjusted for the impact of the adoption of the new authoritative guidance for convertible debt. See Note 3 for additional information.

Interest income includes interest earned on the Company’s cash and cash equivalents, short- and long-term investments and the net realized gain or loss on the sale or impairment of AFS debt securities. See Note 7 for further discussion of these items.

Interest expense includes the expense associated with the interest that the Company pays on its outstanding borrowings, including short- and long-term instruments and the amortization of debt issuance costs and debt discounts.

Note 15 – Income Taxes

During the six months ended October 30, 2009, the Company recorded a $9 million benefit associated with Irish research and development credit claims, the deductibility of a settlement expense, the finalization of certain foreign tax returns and changes to uncertain tax position reserves. These tax adjustments are operational in nature and are recorded in provision for income taxes on the condensed consolidated statements of earnings.

During the six months ended October 30, 2009, the Company’s gross unrecognized tax benefits increased from $431 million to $488 million. In addition, the Company has accrued interest and penalties of $126 million as of October 30, 2009. If all of the Company’s unrecognized tax benefits were recognized, approximately $420 million would impact the Company’s effective tax rate. The Company continues to record the liability for unrecognized tax benefits as a long-term liability as it does not expect significant payments to occur or the total amount of unrecognized tax benefits to change significantly over the next twelve months. The Company will continue to recognize interest and penalties related to income tax matters in the provision for income taxes in the condensed consolidated statements of earnings and record the liability in the current or long-term accrued income taxes in the condensed consolidated balance sheets, as appropriate.

As of October 30, 2009, there have been no changes to significant unresolved matters with the U.S. Internal Revenue Service or foreign tax authorities from what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended April 24, 2009.

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

In the first quarter of fiscal year 2010, the Company adopted new authoritative guidance for participating securities which affects the Company’s earnings per share calculation. See Note 3 for additional information regarding the adoption of this new authoritative guidance.

Presented below is a reconciliation between basic and diluted earnings per share:

	Three months ended		Six months ended
(shares in millions)	October 30, 2009	October 24, 2008	October 30, 2009	October 24, 2008
Numerator:
Net earnings	$868	$547	$1,314	$1,270
Denominator:
Basic – weighted average shares outstanding	1,106.8	1,124.5	1,109.7	1,124.7
Effect of dilutive securities:
Employee stock options	0.6	4.3	0.5	4.6
Employee restricted stock and restricted stock units	1.5	1.0	1.4	0.8
Other	0.3	0.9	0.3	0.9
Diluted – weighted average shares outstanding	1,109.2	1,130.7	1,111.9	1,131.0

Basic earnings per share	$0.78	$0.49	$1.18	$1.13
Diluted earnings per share	$0.78	$0.48	$1.18	$1.12

The calculation of weighted average diluted shares outstanding excludes options for approximately 68 million and 70 million common shares for the three and six months ended October 30, 2009, respectively, and approximately 22 million for both the three and six months ended October 24, 2008, as the exercise price of those options was greater than the average market price for the period, resulting in an anti-dilutive effect on diluted earnings per share. For the three and six months ended October 30, 2009 and October 24, 2008, common share equivalents related to the Company’s $4.400 billion of Senior Convertible Notes were anti-dilutive as the market price of the Company’s stock was below the conversion price of the Senior Convertible Notes and, therefore, were excluded from the calculation of weighted average diluted shares.

Note 17 – Comprehensive Income and Accumulated Other Comprehensive Income/(Loss)

In addition to net earnings, comprehensive income includes changes in foreign currency translation adjustments (including the change in current exchange rates, or spot rates, of net investment hedges), unrealized gains and losses on foreign exchange derivative contracts qualifying and designated as cash flow hedges, net changes in retirement obligation funded status and unrealized gains and losses on AFS marketable securities. Comprehensive income for the three months ended October 30, 2009 and October 24, 2008 was $825 million and $799 million, respectively. Comprehensive income for the six months ended October 30, 2009 and October 24, 2008 was $1.266 billion and $1.600 billion, respectively.

Presented below is a summary of activity for each component of accumulated other comprehensive income/(loss):

(in millions)	Unrealized Gain/(Loss) on Investments	Cumulative Translation Adjustments	Net Change in Retirement Obligations	Unrealized Gain/(Loss) on Foreign Exchange Derivatives	Accumulated Other Comprehensive Income/(Loss)
Balance April 24, 2009	$(95)	$62	$(398)	$228	$(202)
Reclassification of other-than-temporary losses on marketable securities included in net income	(3)	—	—	—	(3)
Period Change	50	179	(7)	(227)	(5)
Balance July 31, 2009	$(48)	$241	$(405)	$1	$(210)
Period Change	11	54	(3)	(105)	(43)
Balance October 30, 2009	$(37)	$295	$(408)	$(104)	$(253)

Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in non-U.S. subsidiaries. The tax benefit on the unrealized loss on foreign exchange derivatives for the three and six months ended October 30, 2009 was $60 million and $173 million, respectively. The tax expense on the unrealized gain on investments for the three and six months ended October 30, 2009 was $5 million and $33 million, respectively. The tax benefit on the net change in retirement obligations was not material for the three and six months ended October 30, 2009. See Note 7 for additional information regarding the adoption of the new authoritative guidance for the recognition and presentation of other-than-temporary impairments.

Note 18 – Stock-Based Compensation

Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period. The Company elected the modified-prospective method of adopting this guidance, under which prior periods were not retroactively restated. The provisions of this guidance apply to awards granted after the April 29, 2006 effective date. Stock-based compensation expense for the non-vested portion of awards granted prior to the effective date is being recognized over the remaining service period using the fair-value based compensation cost estimated under the prior guidance’s pro forma disclosures.

The following table presents the components and classification of stock-based compensation expense recognized for the three and six months ended October 30, 2009 and October 24, 2008:

	Three months ended		Six months ended
(in millions)	October 30, 2009	October 24, 2008	October 30, 2009	October 24, 2008
Stock options	$35	$33	$68	$66
Restricted stock awards	27	17	51	34
Employee stock purchase plan	4	3	9	8
Total stock-based compensation expense	$66	$53	$128	$108

Cost of products sold	$8	$6	$15	$13
Research and development expense	16	13	31	26
Selling, general and administrative expense	42	34	82	69
Total stock-based compensation expense	$66	$53	$128	$108

Income tax benefits	(20)	(16)	(39)	(31)

Total stock-based compensation expense, net of tax	$46	$37	$89	$77

Note 19 – Retirement Benefit Plans

The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans (post-retirement benefits), defined contribution savings plans and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the pension and post-retirement medical plans include the following components for the three and six months ended October 30, 2009 and October 24, 2008:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Three months ended		Three months ended		Three months ended
(in millions)	October 30, 2009	October 24, 2008	October 30, 2009	October 24, 2008	October 30, 2009	October 24, 2008
Service cost	$15	$18	$7	$8	$3	$4
Interest cost	17	15	5	6	4	3
Expected return on plan assets	(25)	(25)	(6)	(6)	(2)	(3)
Amortization of net actuarial loss	1	1	—	—	—	—
Net periodic benefit cost	8	9	6	8	5	4
Special termination benefits	—	—	—	—	—	—
Total cost for period	$8	$9	$6	$8	$5	$4

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Six months ended		Six months ended		Six months ended
	October 30, 2009	October 24, 2008	October 30, 2009	October 24, 2008	October 30, 2009	October 24, 2008
Service cost	$30	$36	$14	$16	$6	$8
Interest cost	34	30	10	12	8	6
Expected return on plan assets	(50)	(49)	(12)	(12)	(4)	(6)
Amortization of net actuarial loss	1	2	—	—	—	—
Net periodic benefit cost	15	19	12	16	10	8
Special termination benefits	7	—	—	—	2	—
Total cost for period	$22	$19	$12	$16	$12	$8

As a result of the fiscal year 2009 restructuring initiative that began in the fourth quarter of fiscal year 2009, the Company has recognized special termination benefits in the six months ended October 30, 2009 related to employees electing to accept early retirement packages provided under the restructuring initiatives. The incremental expense from these special termination benefits is reflected in the table above. See Note 6 for additional information regarding the fiscal year 2009 restructuring initiative.

Note 20 – Contingencies

The Company is involved in a number of legal actions. The outcomes of these legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, that could require significant expenditures or result in lost revenues. In accordance with U.S. GAAP, the Company records a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. While it is not possible to predict the outcome for most of the matters discussed, the Company believes it is possible that costs associated with them could have a material adverse impact on the Company’s consolidated earnings, financial position or cash flows.

Litigation with Wyeth and Cordis Corporation

On February 22, 2008, Wyeth and Cordis Corporation (Cordis) filed a lawsuit against the Company and its subsidiary, Medtronic AVE, Inc., in U.S. District Court for the District of New Jersey, alleging that Medtronic’s Endeavor drug-eluting stent infringes three U.S. “Morris” patents alleged to be owned by Wyeth and exclusively licensed to Cordis. The Company is indemnified for the claims made by Wyeth and Cordis. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP.

Marquis/Maximo/InSync Matters

On February 10, 2005, Medtronic voluntarily began to advise physicians about the possibility that a specific battery shorting mechanism might manifest itself in a subset of implantable cardioverter defibrillators (ICDs) and cardiac resynchronization therapy-defibrillators (CRT-Ds). These included certain Marquis VR/DR and Maximo VR/DR ICDs and certain InSync I/II/III CRT-D devices. Subsequent to this voluntary field action, a number of lawsuits were filed against the Company alleging a variety of claims, including individuals asserting claims of personal injury and third party payors alleging entitlement to reimbursement. Many of these lawsuits were settled, and in the third quarter of fiscal year 2008, the Company recorded an expense of $123 million relating to the settlement in accordance with U.S. GAAP as the potential loss was both probable and reasonably estimable. The Company paid substantially all of the $123 million in the first quarter of fiscal year 2009. One third party payor, Kinetic Knife, dismissed its original action without prejudice and subsequently filed a putative class action relating to the same subject matter. Medtronic removed the action to the U.S. District Court for the District of Minnesota and filed a motion to dismiss, which was denied on December 4, 2009. In addition, class action product liability suits pending in Canada are consolidated in the Ontario Superior Court of Justice. That court certified a class proceeding on December 6, 2007 and denied Medtronic’s leave to appeal certification on May 15, 2008. The class was certified to include individual implant recipients and their family members. In addition, the subrogated claims of the provincial health insurers to recover costs incurred in providing medical services to the implant class are claimed in the class proceeding. Pretrial proceedings are underway. The Company has not recorded an expense related to damages for the remaining suits because any potential loss is not currently probable or reasonably estimable under U.S. GAAP.

Sprint Fidelis Product Liability Matters

On October 15, 2007, the Company voluntarily suspended worldwide distribution of its Sprint Fidelis (Fidelis) family of defibrillation leads. The leads are used to deliver therapy in patients with ICDs, but are generally not used in pacemaker patients. The U.S. Food and Drug Administration (FDA) subsequently classified the Company’s action as a Class I recall. As of October 30, 2009, approximately 3,300 lawsuits regarding the Fidelis leads have been filed against the Company, including approximately 37 putative class action suits reflecting a total of approximately 7,700 individual personal injury cases. In general, the suits allege claims of product liability, warranty, negligence, unjust enrichment, emotional distress and consumer protection violations. One lawsuit includes a claim by an individual purporting to act as a surrogate for the Center for Medicare and Medicaid Services, and one lawsuit has been brought by a third party payor as a putative class action suit. Approximately 2,100 of the lawsuits have been commenced in state court, generally alleging similar causes of action. Of those state court actions, almost all are pending before a single judge in Hennepin County District Court in the state of Minnesota. On October 22, 2009, that court granted Medtronic’s motion to dismiss ten cases that the parties had agreed represented all claims asserted in the cases pending before the Minnesota court. The court granted the motion on the grounds of federal preemption. The federal court cases have been consolidated for pretrial proceedings before a single federal judge in the U.S. District Court for the District of Minnesota pursuant to the Multi-District Litigation (MDL) rules. On January 5, 2009, the MDL court entered an order dismissing with prejudice the master consolidated complaint for individuals and the master consolidated complaint for third party payors on grounds of federal preemption. On May 12, 2009, the MDL court denied plaintiffs’ request to file a motion for reconsideration of the dismissals and plaintiffs’ motion seeking permission to amend the master consolidated complaint. The court dismissed with prejudice 229 cases that adopted the master consolidated complaint and stayed all other cases pending further order of the court. Plaintiffs’ appeal to the Eighth Circuit Court of Appeals is pending. In addition, one putative class action has been filed in the Ontario Superior Court of Justice in Canada. On October 20, 2009, that court certified a class proceeding, but denied class certification on plaintiffs’ claim for punitive damages, which the plaintiffs have appealed. The Company has not recorded an expense related to damages in connection with the matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP.

Shareholder Related Matters

On November 8, 2007, Stanley Kurzweil filed a putative class action complaint against the Company and certain of its officers in the U.S. District Court for the District of Minnesota, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act) and Rule 10b-5 thereunder. The complaint is brought on behalf of persons or entities who purchased securities of Medtronic during the period of June 25, 2007 through October 15, 2007. The complaint alleges that “materially false and misleading” representations were made as to the market acceptance and use of the Fidelis defibrillator leads to artificially inflate Medtronic’s stock price. Pursuant to court order, the caption of the case was changed to Medtronic, Inc., Securities Litigation, and a consolidated putative class action complaint was filed on April 18, 2008. On March 10, 2009, the court entered an order dismissing the complaint with prejudice and denying plaintiffs leave to amend. Plaintiffs’ motion to alter the judgment was denied on May 29, 2009. Plaintiffs’ appeal to the Eighth Circuit Court of Appeals is pending.

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

In addition, on August 11, 2008, Mark Brown filed a complaint against the Company and certain directors, officers and other company personnel in the U.S. District Court for the District of Minnesota, alleging violations of the Employee Retirement Income Security Act of 1974 arising from the same subject matter as the consolidated putative class complaint. The complaint was filed on behalf of a putative class of participants in and beneficiaries of the Medtronic, Inc. Savings and Investment Plan, whose individual accounts held shares of Company stock at any time from February 15, 2007 to November 19, 2007. On December 29, 2008, the plaintiff amended the complaint to add similar allegations relating to alleged off-label promotion of INFUSE Bone Graft and to amend the class to include participants in the plan from February 15, 2007 to December 12, 2008. The defendants’ motion to dismiss was granted without prejudice on May 26, 2009 on the grounds plaintiff lacked standing to assert his claims. Plaintiffs’ appeal to the Eighth Circuit Court of Appeals is pending.

On December 11, 2008, the Minneapolis Firefighters’ Relief Association filed a putative class action complaint against the Company and two of its officers in the U.S. District Court for the District of Minnesota, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. The complaint is brought on behalf of persons or entities who purchased securities of Medtronic from November 19, 2007 through November 17, 2008. The complaint alleges that the defendants made false and misleading public statements concerning the INFUSE Bone Graft product which artificially inflated Medtronic’s stock price during the period. On May 28, 2009, the court order appointed a lead plaintiff and lead counsel. On August 1, 2009, plaintiffs filed a consolidated putative class action complaint making similar allegations but expanding the class to include those persons or entities who purchased securities of Medtronic from November 20, 2006 to November 17, 2008. Medtronic has moved to dismiss the consolidated complaint.

On February 24, 2009, Christin Wright filed a complaint against the Company and certain directors, officers and other company personnel in the U.S. District Court for the District of Minnesota, alleging violations of the Employee Retirement Income Security Act of 1974. The complaint was filed purportedly on behalf of a putative class comprised of participants and beneficiaries of the Medtronic, Inc. Savings and Investment Plan, whose individual accounts held shares of company stock at any time from June 28, 2006 to November 18, 2008. The plaintiff claims the defendants breached fiduciary duties by allegedly failing to properly disclose the September 2008 settlement of the litigation with Fastenetix and the October 2008 settlement of the Cordis litigation. On September 30, 2009, plaintiffs filed a motion for leave to amend their complaint to add allegations similar to the allegations made in the Brown case. Medtronic’s motion to dismiss the allegations in the original complaint and plaintiffs’ motion for leave to amend are pending.

The Company has not recorded an expense related to damages in connection with these shareholder related matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP.

Mirowski

Medtronic is a licensee to the RE 38,119 patent (‘119 Patent) and RE 38,897 patent (‘897 Patent) owned by Mirowski Family Ventures, LLC (Mirowski) relating to the treatment of hemodynamic dysfunction. Medtronic and Mirowski dispute the application of the ‘119 and ‘897 Patents to certain Medtronic cardiac resynchronization products. The parties entered into a tolling agreement deferring and conditioning any litigation of the dispute upon certain conditions precedent. The tolling agreement expired on October 1, 2007. In subsequent notices, Mirowski identified certain claims of the two patents that Mirowski asserts Medtronic is using. On December 17, 2007, Medtronic filed an action in U.S. District Court for the District of Delaware seeking a declaration that none of its products infringe any valid claims of either the ‘119 or ‘897 Patents. If certain conditions are fulfilled, the ‘119 and/or ‘897 Patents are determined to be valid and the Medtronic products are found to infringe the ‘119 and/or ‘897 Patents, Medtronic will be obligated to pay royalties to Mirowski based upon sales of certain CRT-D products. Trial has been set for January 25, 2010. As of October 30, 2009, the amount of disputed royalties and interest related to CRT-D products is $106 million. This amount has not been accrued because the outcome is not currently probable under U.S. GAAP.

In addition, Medtronic is a licensee to the 4,407,288 Patent (‘288 Patent) owned by Mirowski relating to ICDs. Until November 2001, Medtronic accrued and paid royalties under the license based on a percentage of ICD sales. Medtronic and Mirowski dispute the application of the ‘288 Patent to certain Medtronic ICD products. In November 2001, Medtronic ceased paying royalties and entered into an agreement with Mirowski to pay putative royalties into an interest-bearing escrow account through the expiration of the ‘288 Patent in December of 2003. As of October 30, 2009, the current balance in the interest-bearing escrow account is $87 million. The parties also entered into a tolling agreement deferring and conditioning any litigation of the obligation to pay royalties upon certain conditions precedent. If these conditions are fulfilled and the ‘288 Patent determined to be invalid or Medtronic’s products found not to infringe, the escrowed funds will be released to Medtronic.

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

Each of the Company’s operating segments have similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments and shared infrastructures. Net sales by operating segment are as follows:

	Three months ended		Six months ended
(in millions)	October 30, 2009	October 24, 2008	October 30, 2009	October 24, 2008
Cardiac Rhythm Disease Management	$1,278	$1,242	$2,615	$2,546
Spinal	862	829	1,777	1,687
CardioVascular	696	596	1,385	1,227
Neuromodulation	384	343	757	691
Diabetes	300	272	594	541
Surgical Technologies	224	213	451	415
Physio-Control	94	75	192	169
Total Net Sales	$3,838	$3,570	$7,771	$7,276

In December 2006, the Company announced its intention to pursue a spin-off of Physio-Control into an independent, publicly traded company. However, as discussed in the “Other Matters” section of the management’s discussion and analysis, the Company announced, in January 2007, a voluntary suspension of U.S. shipments of Physio-Control products manufactured at its facility in Redmond, Washington in order to address quality system issues. The Company continues to work with the FDA to address the quality system issues that must be resolved in order to resume unrestricted distribution of its external defibrillators. As a result of this issue, the Company’s plans to pursue a spin-off of Physio-Control are on hold at least through the end of fiscal year 2010. As additional information, Physio-Control’s income/(loss) before interest and income taxes for the three and six months ended October 30, 2009 is $(3) million and $5 million, respectively and for the three and six months ended October 24, 2008 is $(12) million and $(17) million, respectively.

Geographic information

Net sales to external customers by geography are as follows:

	Three months ended		Six months ended
(in millions)	October 30, 2009	October 24, 2008	October 30, 2009	October 24, 2008
United States	$2,297	$2,196	$4,688	$4,445
Europe	940	868	1,908	1,817
Asia Pacific	468	382	921	768
Other Foreign	133	124	254	246
Total Net Sales	$3,838	$3,570	$7,771	$7,276

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNDERSTANDING OUR FINANCIAL INFORMATION

The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic, Inc. and its subsidiaries (Medtronic or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the fiscal year ended April 24, 2009. In addition, you should read this discussion along with our condensed consolidated financial statements and related Notes thereto as of October 30, 2009.

Financial Trends

Throughout this discussion and analysis, you will read about transactions or events that materially contribute to or reduce earnings and materially affect financial trends. We refer to these transactions and events as either special (such as asset impairment or contributions to The Medtronic Foundation), restructuring, certain litigation and purchased in-process research and development (IPR&D) charges or certain tax adjustments. These charges, or benefits, result from facts and circumstances that vary in frequency and/or impact to operations. While understanding these charges or benefits is important to understanding and evaluating financial trends, other transactions or events may also have a material impact on financial trends. A complete understanding of the special, restructuring, certain litigation and IPR&D charges and certain tax adjustments is necessary in order to estimate the likelihood that financial trends will continue.

Our fiscal year-end is the last Friday in April, and therefore, the total weeks in a fiscal year can fluctuate between fifty-two and fifty-three weeks. Fiscal year 2010 is a fifty-three week year. Our first quarter fiscal year 2010 results included an extra week, resulting in a favorable impact on our net sales for the six months ended October 30, 2009 compared to the same period in the prior year.

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

Net earnings for the second quarter of fiscal year 2010 were $868 million, or $0.78 per diluted share, as compared to net earnings of $547 million, or $0.48 per diluted share for the same period in the prior fiscal year, representing an increase of 59 percent and 63 percent, respectively. Net earnings for the three months ended October 30, 2009 include an after-tax certain litigation gain that increased net earnings by $44 million. Net earnings for the three months ended October 24, 2008 included after-tax certain litigation and IPR&D charges that decreased net earnings by $187 million. See further discussion of these charges in the “Restructuring, Certain Litigation and IPR&D Charges” section of this management’s discussion and analysis. The increase in net earnings for the three months ended October 30, 2009 was driven primarily by an increase in net sales and a reduction of certain litigation charges, net compared to the same period in the prior fiscal year.

Net earnings for the six months ended October 30, 2009 were $1.314 billion, or $1.18 per diluted share, as compared to net earnings of $1.270 billion, or $1.12 per diluted share for the same period in the prior fiscal year, representing an increase of 3 percent and 5 percent, respectively. Net earnings for the six months ended October 30, 2009 included after-tax restructuring and certain litigation charges, net that decreased net earnings by $366 million. Net earnings for the six months ended October 24, 2008 included after-tax restructuring, certain litigation and IPR&D charges that decreased net earnings by $253 million. See further discussion of these charges in the “Restructuring, Certain Litigation, and IPR&D Charges” section of this management’s discussion and analysis. The increase in net earnings for the six months ended October 30, 2009 was driven primarily by an increase in net sales.

The six months ended October 30, 2009 contained twenty-seven weeks, one more week than the six months ended October 24, 2008.

The table below illustrates net sales by operating segment for the three and six months ended October 30, 2009 and October 24, 2008:

	Three months ended			Six months ended
(dollars in millions)	October 30, 2009	October 24, 2008	% Change	October 30, 2009	October 24, 2008	% Change
Cardiac Rhythm Disease Management	$1,278	$1,242	3%	$2,615	$2,546	3%
Spinal	862	829	4	1,777	1,687	5
CardioVascular	696	596	17	1,385	1,227	13
Neuromodulation	384	343	12	757	691	10
Diabetes	300	272	10	594	541	10
Surgical Technologies	224	213	5	451	415	9
Physio-Control	94	75	25	192	169	14
Total Net Sales	$3,838	$3,570	8%	$7,771	$7,276	7%

Net sales for the three and six months ended October 30, 2009 were $3.838 billion and $7.771 billion, an increase of 8 percent and 7 percent, respectively, from the same periods in the prior fiscal year. Foreign currency translation had an unfavorable impact of $16 million and $161 million on net sales for the three and six months ended October 30, 2009, respectively, when compared to the same periods in the prior fiscal year. The net sales increase for the three and six months ended October 30, 2009 was primarily driven by the continued demand for the Endeavor and Endeavor Resolute drug eluting stents in our CardioVascular business and sales growth in all other operating segments including double digit sales growth in the CardioVascular, Neuromodulation, Diabetes and Physio-Control businesses. Sales outside the United States were $1.541 billion and $3.083 billion, respectively, for the three and six months ended October 24, 2009, an increase of 12 percent and 9 percent, respectively, from the same periods in the prior fiscal year. Growth outside the U.S. continued to be positive, where four of our operating segments had double digit growth rates for both the three and six months ended October 24, 2009. See our discussion in the “Net Sales” section of this management’s discussion and analysis for more information on the results of our significant operating segments.

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

Legal Proceedings

We are involved in a number of legal actions involving both product liability and intellectual property disputes. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, that could require significant expenditures or result in lost revenues. In accordance with U.S. GAAP we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is possible, but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. Our significant legal proceedings are discussed in Note 20 to the condensed consolidated financial statements. While it is not possible to predict the outcome for most of the matters discussed in Note 20 to the condensed consolidated financial statements, we believe it is possible that costs associated with them could have a material adverse impact on our consolidated earnings, financial position or cash flows.

Tax Strategies

Our effective tax rate is based on income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may or may not prevail. These reserves are established and adjusted in accordance with the principles of U.S. GAAP. Under U.S. GAAP, if we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50 percent likely of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. We regularly monitor our tax positions and tax liabilities. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit, or derecognize a previously recorded tax benefit, when (i) there is a completion of a tax audit, (ii) there is a change in applicable tax law including a tax case or legislative guidance or (iii) there is an expiration of the statute of limitations. Significant judgment is required in accounting for tax reserves. Although we believe that we have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on our effective tax rate in future periods.

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

The Company’s overall tax rate including the tax impact of restructuring and certain litigation charges, net resulted in an effective tax rate of 21.82 percent and 21.43 percent for the three and six months ended October 30, 2009, respectively. Excluding the impact of the restructuring and certain litigation charges, net in the three and six months ended October 30, 2009, our operational and tax strategies have resulted in a non-GAAP nominal tax rate of 20.80 percent and 20.57 percent, respectively, versus the U.S. Federal statutory rate of 35.0 percent. An increase in our nominal tax rate of 1 percent would result in an additional income tax provision for the three and six months ended October 30, 2009 of approximately $10 million and $21 million, respectively. See discussion of the tax rate and the tax adjustments in the “Income Taxes” section of this management’s discussion and analysis.

Valuation of IPR&D, Goodwill and Other Intangible Assets

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

The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our condensed consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows. Goodwill was $8.232 billion and $8.195 billion as of October 30, 2009 and April 24, 2009, respectively.

Other intangible assets consist primarily of purchased technology, patents, and trademarks which are amortized using the straight-line or accelerated basis, as appropriate, over their estimated useful lives, ranging from 3 to 20 years. As of October 30, 2009, all of our intangible assets have definite lives and are amortized on a straight-line basis. We review these intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. Other intangible assets, net of accumulated amortization, were $2.364 billion and $2.477 billion as of October 30, 2009 and April 24, 2009, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

ACQUISITIONS

Three and six months ended October 30, 2009

In August 2009, we acquired certain intangible assets related to the distribution of coronary products within the CardioVascular Japan business. In connection with the acquisition, we recorded $29 million of intangible assets with an estimated useful life of five years.

Three and six months ended October 24, 2008

In July 2008, we acquired Restore Medical, Inc. (Restore). Under the terms of the agreement, Restore shareholders received $1.60 per share in cash for each share of Restore common stock they owned. Total consideration for the transaction, net of cash acquired, was approximately $29 million. Restore’s Pillar Palatal Implant System (Pillar System) provides us with a minimally invasive, implantable medical device used to treat the soft palate component of sleep breathing disorders, including mild to moderate obstructive sleep apnea and snoring. The pro forma impact of Restore was not significant to our results for the three and six months ended October 24, 2008.

In addition to the acquisitions disclosed above, we periodically acquire certain tangible or intangible assets in transactions that do not otherwise warrant separate disclosure. These transactions are largely reflected in the condensed consolidated statements of cash flows as a component of investing activities under purchase of intellectual property.

NET SALES

The table below illustrates net sales by product line and operating segment for the three and six months ended October 30, 2009 and October 24, 2008:

	Three months ended			Six months ended
(dollars in millions)	October 30, 2009	October 24, 2008	% Change	October 30, 2009	October 24, 2008	% Change
Defibrillation Systems	$754	$724	4%	$1,529	$1,488	3%
Pacing Systems	498	506	(2)	1,033	1,033	—
Other	26	12	117	53	25	112
CARDIAC RHYTHM DISEASE MANAGEMENT	1,278	1,242	3	2,615	2,546	3
Core Spinal	642	631	2	1,338	1,268	6
Biologics	220	198	11	439	419	5
SPINAL	862	829	4	1,777	1,687	5
Coronary	369	315	17	722	665	9
Endovascular	121	95	27	239	182	31
Structural Heart	206	186	11	424	380	12
CARDIOVASCULAR	696	596	17	1,385	1,227	13
NEUROMODULATION	384	343	12	757	691	10
DIABETES	300	272	10	594	541	10
SURGICAL TECHNOLOGIES	224	213	5	451	415	9
PHYSIO-CONTROL	94	75	25	192	169	14
TOTAL	$3,838	$3,570	8%	$7,771	$7,276	7%

Net sales for the three and six months ended October 30, 2009 were unfavorably impacted by foreign currency translation of $16 million and $161 million, respectively, when compared to the same periods of the prior fiscal year. The primary exchange rate movements that impacted our consolidated net sales growth were the U.S. dollar as compared to the Euro and the Japanese Yen. The impact of foreign currency fluctuations on net sales was not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q and Note 8 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 24, 2009 for further details on foreign currency instruments and our related risk management strategies.

Cardiac Rhythm Disease Management

CRDM products consist primarily of pacemakers, implantable defibrillators, leads and delivery systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation (AF) and information systems for the management of patients with our devices. CRDM net sales for the three and six months ended October 30, 2009 were $1.278 billion and $2.615 billion, respectively, both an increase of 3 percent when compared to the same periods of the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three and six months ended October 30, 2009 of approximately $7 million and $61 million, respectively, when compared to the same periods of the prior fiscal year.

Worldwide net sales of Defibrillation Systems, our largest product line, for the three and six months ended October 30, 2009 were $754 million and $1.529 billion, an increase of 4 percent and 3 percent, respectively, when compared to the same periods of the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales growth of approximately $10 million and $37 million for the three and six months ended October 30, 2009, respectively, when compared to the same periods of the prior fiscal year. The increase is primarily the result of net sales growth within our new Vision 3D portfolio, specifically from worldwide sales of Secura implantable cardioverter defibrillators (ICDs) and Consulta cardiac resynchronization therapy-defibrillators (CRT-Ds). Both the Secura ICDs and Consulta CRT-Ds feature Optivol Fluid Status Monitoring and Conexus wireless technology which allows for remote transfer of patient data and enables easier communication between the implanted device and programmer at the time of implant, during follow-up in a clinician’s office or remotely using a patient home monitor. Additionally, net sales in the U.S. for the three months and six months ended October 30, 2009 were positively impacted by the Attain Ability left-heart lead. The Attain Ability left-heart lead offers a thin lead body, providing physicians a tool to deliver therapy to hard-to-reach areas of the heart in heart failure patients. The Attain Ability left-heart lead became commercially available in the U.S. in the first quarter of fiscal year 2010.

Pacing Systems net sales for the three and six months ended October 30, 2009 were $498 million and $1.033 billion, respectively. Net sales for the three months ended October 30, 2009 decreased 2 percent, in comparison to the same period of the prior fiscal year, and net sales for the six months ended October 30, 2009 were flat in comparison to the same period of the prior fiscal year. The decrease in net sales for the three months ended October 30, 2009 is primarily a result of the slowdown in the Japan market as a result of the Kappa/Sigma field action that was announced in early fiscal year 2010. Net sales remained flat for the six months ended October 30, 2009 primarily as a result of modest growth outside the U.S. in the Adapta family of pacemakers, including the Adapta and Sensia models. In addition, the modest growth outside the U.S. was offset as a result of the Kappa/Sigma field action in Japan. The Adapta family of pacemakers incorporates several automatic features to help physicians improve pacing therapy and streamline the patient follow-up process, potentially minimizing the amount of time spent in a physician’s office. Adapta offers Managed Ventricular Pacing, or MVP, which is an atrial based pacing mode that significantly reduces unnecessary pacing in the right ventricle while providing the safety of a dual chamber backup if necessary. Clinical studies have suggested that reducing this unnecessary pacing in the right ventricle may decrease the risk of developing heart failure and atrial fibrillation, a potentially life-threatening irregular heartbeat.

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

•

Increased use in the U.S. of devices with OptiVol Fluid Status Monitoring (OptiVol), which was granted reimbursement effective January 1, 2009. OptiVol is found on certain Medtronic CRT-Ds and ICDs and uses low electrical pulses that travel across the thoracic cavity to measure the level of resistance, indicating fluid in the chest, which is a common symptom of heart failure. OptiVol’s ability to measure fluid status trends over time can provide important insights that are used in conjunction with ongoing monitoring of other patient symptoms.

•

The launch and acceptance of Magnetic Resonance Imaging (MRI) safe pacing systems. In November 2008, we launched the EnRhythm MRI SureScan pacing system (EnRhythm MRI) in certain European countries. EnRhythm MRI was the first pacemaker system to be developed and tested specifically for safe use in MRI machines under specified scanning conditions. Both EnRhythm MRI and Advisa DR MRI are designed to address and mitigate interactions between the pacing system and the magnetic resonance environment. Advisa DR MRI and EnRhythm MRI are expected to launch in Europe and the U.S., respectively, in the first half of fiscal year 2011.

•

Continued U.S. acceptance of the Reveal XT Insertable Cardiac Monitor (ICM), which offers comprehensive remote monitoring capabilities via the Medtronic CareLink Service and allows physicians to confirm or rule out an abnormal heart rhythm. The Reveal XT ICM became commercially available in the U.S. in February 2009.

•	The continued U.S. acceptance of the Attain Ability left-heart lead. The Attain Ability left-heart lead is commercially available in every major market in the world.

•

The continued integration of our recent investments in what we believe are two breakthrough atrial fibrillation therapy systems. In November 2008, we acquired CryoCath Technologies Inc. (CryoCath), a medical technology company that develops cryotherapy products to treat cardiac arrhythmias. CryoCath’s Arctic Front product is a minimally invasive cryo-balloon catheter designed specifically to treat atrial fibrillation and is currently approved in certain markets outside the U.S. Artic Front is expected to launch in the U.S. in the first half of fiscal year 2011. In addition, in February 2009 we acquired Ablation Frontiers, Inc. (Ablation Frontiers), a company that develops radiofrequency (RF) ablation solutions for treatment of atrial fibrillation. Ablation Frontiers’ system of ablation catheters and RF generator is currently approved in certain markets outside the U.S. and is anticipated to launch in the U.S. in the second half of fiscal year 2011.

•

Our ability to grow consistently with the market. Our growth in CRDM has been and will continue to be contingent upon continued market growth and our ability to increase or maintain our market position. The CRDM market is characterized by significant competition, and in the first half of fiscal year 2010, we believe that Medtronic’s growth was sequentially stable compared to the overall market.

Spinal

Spinal products include thoracolumbar, cervical, neuro monitoring, surgical access, bone graft substitutes and biologic products. Spinal net sales for the three and six months ended October 30, 2009 were $862 million and $1.777 billion, an increase of 4 percent and 5 percent, respectively, when compared to the same periods of the prior fiscal year. Foreign currency translation did not have a significant impact on net sales for the three months ended October 30, 2009, but had a $17 million unfavorable impact on net sales for the six months ended October 30, 2009 when compared to the same period of the prior fiscal year.

Core Spinal net sales for the three and six months ended October 30, 2009 were $642 million and $1.338 billion, an increase of 2 and 6 percent, respectively, when compared to the same periods of the prior fiscal year. Growth in the periods was primarily driven by continued acceptance of our products for the thoracolumbar region of the spine. Thoracolumbar net sales growth for the three and six months ended October 30, 2009 was driven by worldwide net sales of the CD Horizon Legacy family of products (CD HORIZON). Net sales growth in the U.S for both the three and six months ended October 30, 2009 increased primarily because of the load sharing CD HORIZON LEGACY Peek Rod System and the MAST CD HORIZON Sextant and CD HORIZON Longitude Systems. CD HORIZON is designed to provide procedural solutions for degenerative, deformity or trauma applications using color coded implants, unique minimally invasive instruments and ergonomic designs. Our market share in the Core Spinal business continues to experience pressure from the proliferation of smaller, public and privately held companies competing in the market. Core Spinal net sales growth outside the U.S. for both the three and six months ended October 30, 2009 was positively impacted from having sales from our joint venture with Shandong Weigao Group Medical Polymer Company Limited (Weigao) during these periods. The joint venture, which distributes Medtronic’s spinal products and Weigao’s orthopedic products in China, commenced operations at the end of the second quarter of fiscal year 2009. In addition, net sales growth was negatively impacted by the decrease in demand for Kyphon Balloon Kyphoplasty (BKP), we believe growth was negatively impacted by the recent veterbroplasty articles in the New England Journal of Medicine.

Biologics net sales for the three and six months ended October 30, 2009 were $220 million and $439 million, an increase of 11 percent and 5 percent, respectively, when compared to the same periods of the prior fiscal year. The increase is mainly due to the growth in sales of INFUSE Bone Graft and strong growth in other biologics, including MasterGraft and Progenix products. INFUSE Bone Graft contains a recombinant human morphogenic protein, or rhBMP-2, that induces the body to grow its own bone, eliminating the need for a painful second surgery to harvest bone from elsewhere in the body. INFUSE bone graft is indicated for use in spinal fusion with certain Medtronic titanium interbody fusion devices for single level lumbar degenerative disc disease; for acute, open tibial shaft fractures stabilized with IM nail fixation within 14 days of the initial fracture; and as an alternative to autogenous bone graft for sinus augmentations and for localized ridge augmentations for defects associated with extraction sockets.

Looking ahead, we expect our Spinal operating segment should be impacted by the following:

•	Continued acceptance of our products for stabilization of the thoracolumbar region of the spine, including the CD HORIZON LEGACY, MAST and PEEK Rod Systems.

•

The future acceptance of the TSRH 3Dx Spinal System, which was launched in November 2009. The TSRH 3Dx Spinal System offers two screws designed to address multiple pathologies. The Multi Planar Adjusting Screw option provides surgeons a variable angle posted screw for targeted, controlled correction maneuvers. The OSTEOGRIP Screw enhances bone fixation by incorporating a dual-lead thread pattern that reduces toggle at the bone-screw interface. This next generation pedicle screw system includes competitive differentiating technology for addressing multiple spinal pathologies, from degenerative disc disease to spinal deformity.

•

Improved procedural integration of our thoracolumbar and cervical fixation and interbody implant products with proprietary NIM neuro monitoring technologies and MAST Quadrant and METRx access technologies.

•

Full launch of the Solera Legacy products. As of the end of the second quarter of fiscal year 2010, we have begun a limited launch and anticipate the full roll-out of these products in fiscal year 2011.

•

Continued and future acceptance of our BKP technology and the anticipated launch of high pressure balloons and syringes, curettes, and fixation materials in fiscal years 2010 and 2011. In addition, the KYPHON Cement Delivery System (CDS) was launched in the U.S. in September 2009. CDS allows physicians to keep a farther distance from the radiation source during the cement delivery phase than with Medtronic’s current delivery system used in the balloon kyphoplasty procedure. It allows for the delivery of KYPHON HV-R Bone Cement with one-handed operation, preserving some tactile feel during delivery with the ability to halt bone cement flow on demand with the quick-release button. Additionally, we expect a positive impact from regulatory clearance and reimbursement approval for BKP in Japan during late fiscal year 2010 and early fiscal year 2011, respectively.

•	Increased presence in China as a result of our joint venture with Weigao to distribute Medtronic’s spinal products and Weigao’s orthopedic products in China.

•

The continued acceptance of the Atlantis Translational Cervical Plate System, the VERTEX SELECT Reconstruction System and the future acceptance of the recently launched PEEK PREVAIL Cervical Interbody Device. The Atlantis Translational Plate provides expanded options for our market leading anterior cervical portfolio. The VERTEX SELECT Reconstruction System offers adjustability through multiple plate designs, rods, screws and hooks that gives surgeons more options during surgery, enabling them to tailor the procedure to each patient’s needs. The PEEK PREVAIL Cervical Interbody Device offers surgeons another option for cervical interbody fusion procedures.

•	Continued regulatory, legal and media scrutiny of off-label use in medical devices.

CardioVascular

CardioVascular products consist of coronary and peripheral stents and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, tissue ablation systems, and open heart and coronary bypass grafting surgical products. CardioVascular net sales for the three and six months ended October 30, 2009 were $696 million and $1.385 billion, an increase of 17 percent and 13 percent, respectively, when compared to the same periods in the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three and six months ended October 30, 2009 of approximately $5 million and $44 million, respectively, when compared to the same periods of the prior fiscal year.

Coronary net sales for the three and six months ended October 30, 2009 were $369 million and $722 million, an increase of 17 percent and 9 percent, respectively, when compared to the same periods in the prior fiscal year. The increase in net sales for the three and six months ended October 30, 2009 was primarily the result of the recent launch of Endeavor in Japan, strong sales of Endeavor in the U.S. and strong sales of Endeavor and the Endeavor Resolute drug-eluting stent (Endeavor Resolute) outside the U.S. Endeavor and Endeavor Resolute generated worldwide revenue of $192 million and $382 million for the three and six months ended October 30, 2009, respectively. In addition, in August 2009 we entered into a buyout agreement with our coronary distributor in Japan. In order to settle a preexisting relationship with this distributor, a revenue reversal of $18 million was recorded in the first quarter of fiscal year 2010 related to inventory previously sold to the distributor.

Endovascular net sales for the three and six months ended October 30, 2009 were $121 million and $239 million, an increase of 27 percent and 31 percent, respectively, when compared to the same periods in the prior fiscal year. The increase in net sales for the three and six months ended October 30, 2009 was primarily driven by increased sales in the U.S. of the Talent Abdominal Aortic Aneurysm (AAA) and Thoracic Stent Graft Systems and by our Endurant Abdominal Stent Graft System outside the U.S. The Endurant Abdominal Stent Graft System expands the applicability of endovascular aortic repair to more patients with abdominal aortic aneurysms by addressing those AAA patients whose aortas are highly angulated. The Endurant Abdominal Stent Graft System also enables treatment of patients with small or tortuous iliac arteries due to lower crossing profile of the delivery system.

Structural Heart Disease net sales for the three and six months ended October 30, 2009 were $206 million and $424 million, an increase of 11 percent and 12 percent, respectively, when compared to the same periods in the prior fiscal year. The increase in net sales for the three and six months ended October 30, 2009 was primarily due to growth outside the U.S. for our CoreValve transcatheter valve and by worldwide growth in our cannulae products.

Looking ahead, we expect our CardioVascular operating segment should be impacted by the following:

•

Continued acceptance of Endeavor in the Japan market. Endeavor received approval by the Japanese Ministry of Health, Labor and Welfare in fiscal year 2009 and was launched in Japan in the first quarter of fiscal year 2010. Endeavor is commercially available for the treatment of coronary artery disease in every major market in the world.

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

•

Further acceptance in the U.S. of the Talent AAA Stent Graft System. The Talent AAA Stent Graft System was launched in fiscal year 2009. Additionally, we anticipate further growth in the U.S. and in Japan from the Talent Thoracic Stent Graft System, which was initially released in the first quarter of fiscal year 2009 and the first quarter of fiscal year 2010, respectively.

•

Sales growth outside the U.S. with continued acceptance of our next generation Endurant Abdominal Stent Graft System and the launch of our Valiant Thoracic Stent Graft System on the recently released Captivia delivery system. Valiant Captivia received CE Mark approval and was commercially launched in the second quarter of fiscal year 2010, and the Endurant Abdominal Stent Graft System was commercially launched in fiscal year 2009.

•

Continued integration of Ventor Technologies Ltd. (Ventor) and CoreValve, Inc. (CoreValve) into our CardioVascular business. We acquired Ventor and CoreValve in the fourth quarter of fiscal year 2009. Both Ventor and CoreValve are medical technology companies that develop transcatheter heart valve technologies for replacement of the aortic valve. The CoreValve transfemoral aorticvalve system has received CE Mark approval and is currently available outside the U.S., while Ventor is in development stage and does not yet have a product commercially available. We expect these acquisitions will allow us to pursue opportunities that have natural synergies with our existing CardioVascular franchise and leverage our global footprint.

Neuromodulation

Neuromodulation products consist of implantable neurostimulation systems, implantable drug delivery devices and urology and gastroenterology products. Neuromodulation net sales for the three and six months ended October 30, 2009 were $384 million and $757 million, an increase of 12 percent and 10 percent, respectively, when compared to the same periods of the prior fiscal year. Foreign currency translation did not have a significant impact on net sales for the three months ended October 30, 2009, but had an unfavorable impact on net sales for the six months ended October 30, 2009 of approximately $12 million when compared to the same period of the prior fiscal year.

Neuromodulation net sales for the three and six months ended October 30, 2009 were driven by increased worldwide sales of InterStim and Medtronic Deep Brain Stimulation (DBS) Therapies, primarily as a result of Activa PC and Activa RC neurostimulator sales in Europe and the first quarter fiscal year 2010 launch in the U.S.

Looking ahead, we expect our Neuromodulation operating segment should be impacted by the following:

•

Continued acceptance of our portfolio of primary cell and rechargeable neurostimulation systems, including surgical and percutaneous leads used in spinal cord stimulation. The portfolio of products includes the RestoreULTRA system offering an innovative patient programmer that allows patients to customize their pain control.

•

Our ability to consistently grow with the Pain Stimulation Management market, which is characterized by significant competition. We remain focused on a number of key initiatives in the areas of sales performance and therapy adoption growth, which we expect will strengthen our market leadership.

•

Continued and future acceptance of our Medtronic DBS Therapy for the treatment of common movement disorders, as well as a planned indication for epilepsy, which is now under review by the U.S. Food and Drug Administration (FDA) for approval to market in the U.S. The DBS Therapy portfolio includes Activa PC, our smallest and most advanced primary cell battery, and Activa RC, the therapy’s first rechargeable device. We continue to educate neurologists and the patient population on the treatment options that Medtronic DBS Therapy offers them.

•

Continued acceptance of InterStim Therapy for the treatment of the symptoms of overactive bladder and urinary retention. InterStim Therapy is also approved for the treatment of bowel incontinence in Europe and is pending FDA approval, in the U.S.

•	Continued leadership in the implantable pump marketplace as we anticipate future competition.

Diabetes

Diabetes products consist of external insulin pumps and related consumables (together referred to as Durable Pump Systems) and subcutaneous continuous glucose monitoring (CGM) systems. Diabetes net sales for the three and six months ended October 30, 2009 were $300 million and $594 million, respectively, both an increase of 10 percent when compared to the same periods of the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three and six months ended October 30, 2009 of approximately $2 million and $16 million, respectively, when compared to the same periods of the prior fiscal year.

Durable Pump Systems net sales for the three and six months ended October 30, 2009 were $256 million and $509 million, respectively, both an increase of 5 percent when compared to the same periods of the prior fiscal year. For the three and six months ended October 30, 2009, the increase in net sales resulted from demand in the U.S. for the MiniMed Paradigm REAL-Time System and the increase in worldwide net sales of related consumables. The MiniMed Paradigm REAL-Time System integrates CGM and insulin functionality. Net sales of CGM systems and other accessories for the three and six months ended October 30, 2009 were $44 million and $85 million, respectively, both an increase of 52 percent when compared to the same periods of the prior fiscal year. Growth for each period was driven by strong acceptance of CGM systems worldwide and an increase in U.S. sales of glucose test strips. Additionally, net sales were to some extent negatively impacted during the first quarter of fiscal year 2010 from the July 2009 recall of specific lots of Quick-set infusion sets that are used with MiniMed Paradigm insulin pumps. The recall was initiated because the affected infusion sets may not allow the insulin pump to vent air pressure properly, which could potentially result in the device delivering too much or too little insulin. During the second quarter of fiscal year 2010, we reached settlements with the suppliers involved in the recall. We do not anticipate a significant impact to total net sales for fiscal year 2010.

Looking ahead, we expect our Diabetes operating segment should be impacted by the following:

•	Continued acceptance from both physicians and patients of insulin-pump therapy and continuous glucose monitoring therapy.

•

The continued acceptance and expanded launch of a series of new insulin pumps, including the MiniMed Paradigm Veo System, which offers low glucose suspend that assists in protecting against the risk of hypoglycemia by automatically suspending insulin delivery when glucose falls below a specified threshold set by the user. The MiniMed Paradigm Veo System will be launched in other markets outside the U.S. in the third quarter of fiscal year 2010. In addition, the next generation MiniMed Paradigm REAL-Time System is expected to be launched in the U.S. in the first half of calendar year 2010. The launch of this system will extend our line of sensor-augmented therapy options available on the market.

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

Surgical Technologies

Surgical Technologies products are used to treat conditions of the ear, nose and throat (ENT), and certain neurological disorders. Additionally, we manufacture and sell image-guided surgery systems and intra operative imagining systems. Our portfolio consists of powered tissue-removal systems and other microendoscopy instruments, implantable devices, nerve monitoring systems, disposable fluid-control products, a Ménière’s disease therapy device, hydrocephalus shunt devices, external drainage systems, cranial fixation devices, neuroendoscopes, dura repair products and image-guided surgery (IGS) systems. Surgical Technologies net sales for the three and six months ended October 30, 2009 were $224 million and $451 million, an increase of 5 percent and 9 percent, respectively, when compared to the same periods of the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three and six months ended October 30, 2009 of approximately $2 million and $8 million, respectively, when compared to the same periods of the prior fiscal year.

Surgical Technologies net sales for the three and six months ended October 30, 2009 were driven by strong performance worldwide in nerve monitoring products, power disposables and the continued success of the Fusion EM IGS System in the U.S., which is an advanced electromagnetic-based image-guided surgery system to facilitate sinus surgeries. In addition, net sales for the three months ended October 30, 2009 increased as a result of service revenue in the U.S. and for the six months ended October 30, 2009 net sales increased outside the U.S. as a result of the O-Arm Imaging System, which is a multi-dimensional surgical imaging platform that is optimized for use in spine and orthopedic surgery.

Looking ahead, we expect our Surgical Technologies operating segment should be impacted by the following:

•	Continued acceptance in the U.S. of our Fusion EM IGS System.

•

Continued acceptance of the StealthStation S7 System and the Synergy Cranial 2.0 software, which were both launched in fiscal year 2009. The Synergy Cranial 2.0 software completed the software offering for cranial procedures on the StealthStation S7 System hardware platform. We look forward to the future acceptance of the Synergy Cranial software. Synergy Cranial 2.1 was launched in the second quarter of fiscal year 2010.

•	Continued adoption of power systems for sinus procedures outside the U.S., as well as continued global adoption of nerve monitoring for ENT and thyroid procedures.

•

Future acceptance of new products, including NIM 3.0, a next generation nerve monitoring system, which we launched in the first quarter of fiscal year 2010 and the MR7 Pneumatic Drill, which we launched in the second quarter of fiscal year 2010.

•	Continued and future acceptance of the O-Arm Imaging System in the U.S. and outside the U.S. The O-Arm Imaging System was launched in Japan during the first quarter of fiscal year 2010.

•

Potential stagnation in consumer and hospital spending as a result of the economic downturn. Given the elective nature of many of the underlying ENT procedures and the large capital equipment component of the Surgical Technologies businesses, there is potential exposure to macroeconomic pressures that could negatively impact the near-term sales growth within Surgical Technologies.

Continued net sales growth in all operating segments is contingent on many factors, including our ability to gain further market share, penetrate existing markets, develop new products, improve existing products and develop new markets.

COSTS AND EXPENSES

The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended		Six months ended
	October 30, 2009	October 24, 2008	October 30, 2009	October 24, 2008
Cost of products sold	24.0%	24.7%	24.3%	23.9%
Research & development	9.6	9.1	9.5	8.9
Selling, general & administrative	34.5	35.4	34.6	35.5
Restructuring	—	—	0.8	1.3
Certain litigation charges, net	(1.8)	7.5	4.8	3.7
IPR&D	—	0.5	—	0.2
Other expense, net	3.4	4.0	2.9	4.0
Interest expense, net	1.4	1.3	1.6	1.3

Cost of Products Sold

Cost of products sold for the three and six months ended October 30, 2009, as a percent of net sales, decreased 0.7 of a percentage point for the three months ended October 30, 2009 and increased 0.4 of a percentage point for the six months ended October 30, 2009. Cost of products sold as a percent of net sales in the three months ended October 30, 2009 was negatively impacted by 0.7 of a percentage point from foreign currency adjustments. This was offset by 1.4 percentage points of favorable spending impact, the majority of which is due to the write-off of inventory during the comparable period last year due to the launch of angioplasty products in our CardioVascular business on a rapid exchange delivery system in the U.S. Cost of products sold as a percent of net sales in the six months ended October 30, 2009 was negatively impacted by 0.8 of a percentage point from foreign currency adjustments, offset by 0.4 of a percentage point in favorable margin variances, the majority of which was due to the launch of Endeavor in Japan.

Research and Development

Consistent with prior periods, we have continued to invest in the future by spending aggressively on research and development efforts. For the three and six months ended October 30, 2009, research and development spending was $369 million and $739 million, or 9.6 percent and 9.5 percent of net sales, respectively. Research and development spending for the three and six months ended October 24, 2008 was $326 million and $650 million, or 9.1 percent and 8.9 percent of net sales, respectively. We remain committed to developing technological enhancements and new indications for existing products, and less invasive and new technologies to address unmet medical needs. That commitment leads to our initiation and participation in numerous clinical trials. Furthermore, we expect our development activities to help reduce patient care costs and the length of hospital stays in the future. In addition to our investment in research and development, we continue to access new technologies in areas served by our existing businesses, as well as in new areas, through acquisitions, licensing agreements, alliances and certain strategic equity investments.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended October 30, 2009, as a percent of net sales decreased by 0.9 of a percentage point to 34.5 percent, as compared to the same period of the prior fiscal year. For the six months ended October 30, 2009, there was a decrease as a percent of net sales of 0.9 of a percentage point to 34.6 percent, as compared to the same period of the prior fiscal year. For the three and six months ended October 30, 2009, our initiatives to leverage our cost structure helped reduce selling, general and administrative expense. This decrease was partially offset by an increase in legal expenses driven by an increasing amount of government scrutiny on the medical device industry during the six months ended October 30, 2009 as compared to the same period of the prior fiscal year.

Restructuring, Certain Litigation and IPR&D Charges

Restructuring, certain litigation and IPR&D charges for the three and six months ended October 30, 2009 and October 24, 2008 were as follows:

	Three months ended		Six months ended
(dollars in millions)	October 30, 2009	October 24, 2008	October 30, 2009	October 24, 2008
Restructuring charges	$—	$—	$69	$96
Certain litigation charges, net	(70)	266	374	266
IPR&D charges	—	18	—	18
Total restructuring, certain litigation and IPR&D charges	(70)	284	443	380
Net tax impact of restructuring, certain litigation and IPR&D charges	26	(97)	(77)	(127)
Total restructuring, certain litigation and IPR&D charges, net of tax	$(44)	$187	$366	$253

Restructuring

Fiscal Year 2009 Initiative

In the fourth quarter of fiscal year 2009, we recorded a $34 million restructuring charge, which consisted of employee termination costs of $29 million and asset write-downs of $5 million. As part of our “One Medtronic” strategy, we continued to pursue opportunities to streamline the organization and standardize or centralize certain functional activities which were not unique to individual businesses. In connection with these efforts to create “One Medtronic,” this initiative was designed to streamline operations, by further consolidating manufacturing and eliminating certain non-core product lines, and to further align resources around our higher growth opportunities. This initiative impacted most businesses and certain corporate functions. Of the $5 million of asset write-downs, $3 million related to inventory write-offs and production-related asset impairments and therefore was recorded within cost of products sold in the consolidated statement of earnings. The employee termination costs of $29 million consisted of severance and the associated costs of continued medical benefits and outplacement services.

As a continuation of the fiscal year 2009 initiative, in the first quarter of fiscal year 2010 we incurred $72 million of incremental restructuring charges, which consisted of employee termination costs of $62 million and asset write-downs of $10 million. Of the $10 million of asset write-downs, $7 million related to inventory write-offs and production-related asset impairments and therefore was recorded within cost of products sold in the condensed consolidated statement of earnings. Included in the $62 million restructuring charge was $9 million of incremental defined benefit pension and post-retirement related expenses for those employees who accepted early retirement packages. For further discussion on the incremental defined benefit pension and post-retirement related expenses, see Note 19 to the condensed consolidated financial statements.

In connection with the fiscal year 2009 restructuring initiative, as of the end of the first quarter of fiscal year 2010, we had identified approximately 1,500 positions for elimination which will be achieved through early retirement packages offered to employees, voluntary separation and involuntary separation. Of these 1,500 positions, approximately 1,100 positions have been eliminated as of October 30, 2009. The restructuring initiatives are scheduled to be substantially complete by the end of the first quarter of fiscal year 2011 and are expected to produce annualized operating savings of approximately $125 million. These savings will arise mostly from reduced compensation expense.

Global Realignment Initiative

In the fourth quarter of fiscal year 2008, we began a global realignment initiative which focused on shifting resources to those areas where we had the greatest opportunities for growth and streamlining operations to drive operating leverage. The global realignment initiative impacted most businesses and certain corporate functions.

In the first quarter of fiscal year 2010, we recorded an $8 million reversal of excess reserves primarily as a result of favorable severance negotiations as well as a higher than expected percentage of employees identified for elimination finding positions elsewhere in the Company. This $8 million reversal of excess reserves was partially offset by a $5 million charge we recorded in the first quarter of fiscal year 2010 related to the further write-down of a non-inventory related asset resulting from the continued decline in the international real estate market.

In connection with the global realignment initiative, as of the end of the first quarter of fiscal year 2009, we had identified approximately 900 positions for elimination which were achieved through both voluntary and involuntary separation. As of October 30, 2009 the restructuring initiatives were substantially complete and are expected to produce annualized operating savings of approximately $96 million. These savings will arise mostly from reduced compensation expense.

Certain Litigation Charges, Net

We classify material litigation reserves and gains recognized as certain litigation charges, net. During the three and six months ended October 30, 2009, we recorded and received a certain litigation gain of $70 million and a certain litigation charge of $374 million, respectively. During the three months ended October 30, 2009, the Company recorded a certain litigation gain of $70 million related to the resolution of outstanding patent litigation with W.L. Gore & Associates, Inc. (Gore) for selected patents in Medtronic’s Jervis and Wiktor patent families. The terms of the agreement stipulate that neither party will sue each other in the defined field of use, subject to certain conditions. Medtronic granted Gore a worldwide, irrevocable, non-exclusive license in the defined field of use. In addition and subject to certain conditions, Gore will pay Medtronic a quarterly payment beginning in January 2010 through the fiscal quarter ending October 2018.

During the first quarter of fiscal year 2010, the Company recorded certain litigation charges of $444 million related to the global resolution of all outstanding intellectual property litigation with Abbott Laboratories (Abbott). The terms of the agreement stipulate that neither party will sue each other in the field of coronary stent and stent delivery systems for a period of at least 10 years, subject to certain conditions. Both parties also agreed to a cross-license of the disputed patents within the defined field. The $444 million settlement amount includes a $400 million payment made to Abbott and a $42 million success payment made to evYsio Medical Devices, LLC (evYsio). In addition, a $2 million payment was made to evYsio in connection with an amendment to the parties’ existing agreement in order to expand the scope of the definition of the license field from evYsio.

During the three and six months ended October 24, 2008, we incurred certain litigation charges of $266 million. Of the amount recorded, $229 million relates to litigation with Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson (J&J). The Cordis litigation originated in October 1997 and pertains to patent infringement claims on previous generations of bare metal stents that are no longer on the market. In September 2008, the U.S. District Court entered final judgment including accrued interest, totaling approximately $521 million, to Cordis. We had previously recorded a charge of $243 million related to this litigation in the third quarter of fiscal year 2008. At the time the $243 million charge was recorded, the range of potential loss related to this matter was subject to a high degree of estimation. The amount recorded represented an estimate of the low end of the range of probable outcomes related to the matter. Given that the Company and J&J are involved in a number of litigation matters which span across businesses, we entered into negotiations with J&J in an attempt to settle some of the additional litigation simultaneous with the payment of this judgment. Ultimately, the agreement reached with Cordis required a total cash payment of $472 million, which included the settlement of several outstanding legal matters between the parties. The charge of $229 million in the three months ended October 24, 2008 is the net result of $472 million in cash payments, offset by the existing reserves on the balance sheet including interest accrued on the $243 million since the date established. The remainder of the certain litigation charge of $37 million relates to costs for the settlement of litigation that originated in May 2006 with Fastenetix LLC (Fastenetix), a patent holding company. The agreement reached with Fastenetix required a total cash payment of $125 million for the settlement of ongoing litigation and the purchase of patents. Of the $125 million, $37 million was assigned to past damages in the case and the remaining $88 million was recorded as purchased intellectual property that has an estimated useful life of 7 years. As of October 24, 2008, all of these amounts have been paid.

IPR&D Charges

There were no IPR&D charges during the three and six months ended October 30, 2009.

During the three and six months ended October 24, 2008, we recorded $18 million of IPR&D charges related to the purchase of certain intellectual property for use in our Spinal business. These payments were expensed as IPR&D since technological feasibility of the underlying project had not yet been reached and such technology has no future alternative use.

Other Expense, Net

Other expense, net includes intellectual property amortization expense, royalty income and expense, realized equity security gains and losses, realized foreign currency transaction and derivative gains and losses and impairment charges on equity securities. Other expense, net for the three and six months ended October 30, 2009 was $130 million and $224 million, respectively, compared to $143 million and $294 million, respectively, for the same periods in the prior fiscal year. The decrease of $13 million for the three months ended October 30, 2009 was primarily due to the impact of foreign currency gains and losses. Total foreign currency losses recorded in the second quarter of fiscal year 2010 were $3 million compared to losses of $42 million in the same period of the prior fiscal year, slightly offset by an increase in amortization of intangible assets related to our AF and transcatheter valve acquisitions. The decrease of $70 million for the six months ended October 30, 2009 was primarily due to foreign currency gains and losses. Total foreign currency gains recorded for the six months ended October 30, 2009 were $28 million compared to $109 million in losses in the same period of the prior fiscal year, partially offset by a decrease in royalty income and an increase in the amortization of intangible assets related to our AF and transcathether valve acquisitions.

Interest Expense, Net

Interest expense, net includes interest earned on our investments, interest paid on our borrowings, amortization of debt issuance costs and the net realized gain or loss on the sale or impairment of available-for-sale (AFS) debt securities. For the three and six months ended October 30, 2009, we had interest expense, net of $54 million and $121 million, respectively, as compared to interest expense, net of $48 million and $95 million for the same periods of the prior fiscal year. The increase in interest expense, net during the three and six months ended October 30, 2009 is primarily the result of increased interest expense as we issued new debt in the fourth quarter of fiscal year 2009 and decreased interest income as interest rates decreased from the second quarter of fiscal year 2009.

INCOME TAXES

	Three months ended		Six months ended
(dollars in millions)	October 30, 2009	October 24, 2008	October 30, 2009	October 24, 2008
Provision for income taxes	$242	$76	$358	$268
Effective tax rate	21.82%	12.33%	21.43%	17.49%
Impact of restructuring, certain litigation and IPR&D charges	(1.02)	6.79	(0.86)	3.15
Non-GAAP nominal tax rate (1)	20.80%	19.12%	20.57%	20.64%

(1)

Non-GAAP nominal tax rate is defined as the income tax provision as a percentage of earnings before income taxes, excluding restructuring, certain litigation and IPR&D charges. We believe that the resulting non-GAAP financial measure provides useful information to investors because it excludes the effect of these discrete items so that investors can compare our recurring results over multiple periods. Investors should consider this non-GAAP measure in addition to, and not as a substitute for, financial performance measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP financial measure may not be the same as similar measures presented by other companies.

Our effective tax rate for the three and six months ended October 30, 2009 was 21.82 percent and 21.43 percent, respectively, compared to 12.33 percent and 17.49 percent, respectively, from the same periods of the prior fiscal year. The change in our effective tax rate for both the three and six months ended October 30, 2009 was primarily due to the impact of restructuring, certain litigation and IPR&D charges, the impact of tax benefits derived from our international operations, and operational tax benefits discussed below. Our non-GAAP nominal tax rate for the three and six months ended October 30, 2009 was 20.80 percent and 20.57 percent, respectively, compared to 19.12 percent and 20.64 percent from the same periods of the prior fiscal year. The change in the Company’s non-GAAP nominal tax rate for the three and six months ended October 30, 2009 as compared to the same periods of the prior fiscal year was due to the impact of tax benefits derived from our international operations and operational tax benefits discussed below.

During the six months ended October 30, 2009, we recorded $9 million of tax benefits associated with Irish research and development credit claims, the deductibility of a settlement expense, the finalization of certain foreign tax returns and changes to uncertain tax position reserves. During the same period of the prior fiscal year, we recorded a $16 million operational tax benefit associated with the retroactive renewal and extension of the research and development credit enacted by the Tax Extenders and Alternative Minimum Tax Relief Act of 2008. The $16 million tax benefit related to a retroactive adjustment for the first seven months of calendar year 2008. These tax adjustments are operational in nature and are recorded in provision for income taxes on the condensed consolidated statements of earnings.

As of October 30, 2009, there have been no changes to significant unresolved matters with the U.S. Internal Revenue Service (IRS) or foreign tax authorities from what was previously disclosed in our Annual Report on Form 10-K for the year ended April 24, 2009.

See Note 15 to the condensed consolidated financial statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

(dollars in millions)	October 30, 2009	April 24, 2009
Working capital	$4,034	$4,305
Current ratio*	2.2:1.0	2.4:1.0
Cash, cash equivalents and short-term investments	$1,542	$1,676
Long-term investments in debt securities**	3,194	2,242
Cash, cash equivalents, short-term investments and long-term debt securities	$4,736	$3,918
Short-term borrowings and long-term debt	$7,496	$6,775
Net cash position***	$(2,760)	$(2,857)

*	Current ratio is the ratio of current assets to current liabilities.
**	Long-term investments include debt securities with a maturity date greater than one year from the end of the period.
***	Net cash position is the sum of cash, cash equivalents, short-term investments and long-term investments in debt securities less short-term borrowings and long-term debt.

We believe our liquidity remains strong as of October 30, 2009 and our strong balance sheet and liquidity provide us with flexibility in the future. We believe our existing cash and investments, as well as our unused lines of credit and commercial paper capacity of $2.230 billion, if needed, will satisfy our foreseeable working capital requirements for at least the next twelve months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions. At October 30, 2009, our Standard and Poor’s Ratings Group and Moody’s Investors Service ratings remain unchanged as compared to the fiscal year ended April 24, 2009, with long-term debt ratings of AA- and A1, respectively, and strong short-term debt ratings of A-1+ and P-1.

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

When applicable, Note 20 to the condensed consolidated financial statements provides information regarding amounts we have accrued, if any, related to significant legal proceedings. In accordance with U.S. GAAP, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. For the six months ended October 30, 2009, we have made significant payments related to certain legal proceedings. For information regarding these payments, refer to Note 16 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 24, 2009 and Note 5 of the current periods condensed consolidated financial statements.

At October 30, 2009 and April 24, 2009, approximately $4.331 billion and $3.628 billion, respectively, of cash, cash equivalents, short-term investments and long-term investments in debt securities were held by our non-U.S. subsidiaries. These funds are available for use by worldwide operations; however, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would generally be subject to U.S. tax. As a result, we have not chosen to repatriate this cash but instead use cash generated from U.S. operations and short- and long-term borrowings to meet our U.S. cash needs. Long-term investments also include $158 million of cash invested in government securities held in an indemnification trust established for self-insurance coverage on our directors and officers. These investments are restricted and are the property of the trust and can only be used to indemnify or advance expenses related to claims against our directors and/or officers.

The IRS has issued guidance that expands the ability of a U.S. corporation to obtain financing from its foreign subsidiaries without the financing acting as a deemed repatriation of cash. At October 30, 2009, Medtronic, Inc., our parent corporation, had outstanding borrowings of approximately $600 million from one of our non-U.S. subsidiaries. The proceeds of this inter-company note were used to reduce short-term borrowings (and also reduced cash and short-term investments as of October 30, 2009). Subsequent to the quarter ended October 30, 2009, we repaid this inter-company note to our non-U.S. subsidiary using proceeds from short-term borrowings. None of these borrowings acted as a repatriation of cash to the U.S.

We have investments in marketable debt securities that are classified and accounted for as available-for-sale. Our debt securities include government securities, commercial paper, corporate debt securities, bank certificates of deposit and mortgage backed and other asset backed securities including auction rate securities. Market conditions during the first half of fiscal year 2010 and subsequent to our October 30, 2009 quarter-end continue to indicate significant uncertainty on the part of investors on the economic outlook for the U.S. and for financial institutions. This uncertainty has created reduced liquidity across the fixed income investment market, including certain securities in which we have invested. As a result, some of our investments have experienced reduced liquidity including unsuccessful monthly auctions for our auction rate security holdings. Although certain securities are illiquid, if we required capital we believe we could liquidate a substantial amount of our portfolio and incur no material impairment loss or borrow under our commercial paper program or lines of credit.

For the three and six months ended October 30, 2009, other-than-temporary impairment losses on AFS debt securities were $15 million and $27 million, respectively, of which $12 million and $17 million, respectively, was recognized in other comprehensive income resulting in $3 million and $10 million, respectively, of charges being recognized in earnings. In determining this other-than-temporary impairment loss, U.S. GAAP specifies that we consider a variety of factors, including the quality and estimated value of the underlying credit support for our holding and the financial condition and credit rating of the issuer in estimating the credit loss portion of other-than-temporary impairment losses. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recorded all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell before recovery of the amortized cost. However, as of October 30, 2009, we have $101 million of gross unrealized losses on our aggregate short-term and long-term investments of $3.911 billion; if market conditions continue to deteriorate further, some of these holdings may experience other-than-temporary impairment in the future which could have a material impact on our financial results. Management is required to use estimates and assumptions in its valuation of our investments, which requires a high degree of judgment, and therefore actual results could differ materially from those estimates. See Note 8 to the condensed consolidated financial statements for additional information regarding fair value measurements.

SUMMARY OF CASH FLOWS

	Six months ended
(dollars in millions)	October 30, 2009	October 24, 2008
Cash provided by (used in):
Operating activities	$1,406	$1,620
Investing activities	(1,578)	(988)
Financing activities	(349)	(1,091)
Effect of exchange rate changes on cash and cash equivalents	76	(60)
Net change in cash and cash equivalents	$(445)	$(519)

Operating Activities

Our net cash provided by operating activities was $1.406 billion for the six months ended October 30, 2009 compared to $1.620 billion provided by operating activities for the six months ended October 24, 2008. The $214 million decrease in net cash provided by operating activities was primarily attributable to an increase in payments and charges for litigation settlements during the six months ended October 30, 2009 compared to the six months ended October 24, 2008. For more information regarding these settlements, refer to Note 2 and Note 16 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 24, 2009 and Note 5 of the current period’s condensed consolidated financial statements.

Investing Activities

Our net cash used in investing activities was $1.578 billion for the six months ended October 30, 2009 compared to $988 million used in investing activities for the six months ended October 24, 2008. The increase in cash used for investing activities in the six months ended October 30, 2009 is primarily related to an increase in net purchases of marketable securities for the six months ended October 30, 2009 compared to the six months ended October 24, 2008.

Financing Activities

Our net cash used in financing activities was $349 million for the six months ended October 30, 2009 compared to $1.091 billion used in financing activities for the six months ended October 24, 2008. The $742 million decrease in net cash used in financing activities was primarily attributable to an increase in short-term borrowings for the six months ended October 30, 2009 compared to the six months ended October 24, 2008. The increase in short-term borrowing was caused by an increase in commercial paper outstanding for legal settlement payments and share repurchases that occurred during the six months ended October 30, 2009.

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

We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position or cash flows. Presented below is a summary of contractual obligations and other minimum commercial commitments as of October 30, 2009. See Notes 9 and 10 to the condensed consolidated financial statements for additional information regarding long-term debt and foreign currency contracts. See Note 15 to the condensed consolidated financial statements for additional information regarding accrued income tax obligations, which are not reflected in the table below.

	Maturity by Fiscal Year
(dollars in millions)	Total	Remaining 2010	2011	2012	2013	2014	Thereafter
Contractual obligations related to off-balance sheet arrangements:
Foreign currency contracts (1)	$5,801	$2,768	$2,444	$589	$—	$—	$—
Operating leases (2)	294	54	73	52	38	32	45
Inventory purchases (3)	455	133	253	35	10	10	14
Commitments to fund minority investments/contingent acquisition consideration (4)	494	87	232	88	12	15	60
Interest payments (5)	1,263	91	173	131	131	95	642
Other (6)	200	36	48	45	19	17	35
Total	$8,507	$3,169	$3,223	$940	$210	$169	$796

Contractual obligations reflected in the balance sheet:
Long-term debt (7)	$6,734	$13	$2,616	$32	$2,214	$559	$1,300
Capital leases	19	—	1	1	1	1	15
Total	$6,753	$13	$2,617	$33	$2,215	$560	$1,315

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

(5)

Interest payments in the table above reflect the interest on our outstanding debt, including the $1.250 billion of New Senior Notes, $4.400 billion of Senior Convertible Notes, $1.000 billion of Senior Notes and $15 million of Contingent Convertible Debentures. The interest rate on each outstanding obligation varies and interest is payable semi-annually. The interest rate is 4.500 percent on $550 million of the New Senior Notes due 2014, 5.600 percent on $400 million of the New Senior Notes due 2019, 6.500 percent on $300 million of the New Senior Notes due 2039, 1.500 percent on the $2.200 billion Senior Convertible Notes due 2011, 1.625 percent on the $2.200 billion Senior Convertible Notes due 2013, 4.375 percent on the $400 million of Senior Notes due 2010, 4.750 percent on the $600 million of Senior Notes due 2015 and 1.250 percent on the Contingent Convertible Debentures due 2021. The table above excludes the impact of the debt discount amortization, due to the adoption of the new authoritative guidance for convertible debt accounting, on the Senior Convertible Notes.

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

DEBT AND CAPITAL

Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of total interest-bearing debt and equity was 36 percent at October 30, 2009 in comparison to 34 percent at April 24, 2009.

Share Repurchase Program

In June 2007 and June 2009, our Board of Directors authorized the repurchase of up to 50 million shares and 60 million shares of our common stock, respectively.

Shares are repurchased from time to time to support our stock-based compensation programs and to take advantage of favorable market conditions. During the three and six months ended October 30, 2009, we repurchased approximately 7.0 million and 17.4 million shares, respectively, at an average price per share of $37.71 and $34.92, respectively. As of October 30, 2009, we have approximately 60.4 million shares remaining under current buyback authorizations approved by the Board of Directors.

Financing Arrangements

We have used a combination of bank borrowings and commercial paper to fund our short-term needs. Short-term debt, including the current portion of our capital lease obligations, at October 30, 2009 was $1.128 billion compared to $522 million at April 24, 2009. We utilize a combination of contingent convertible debentures, senior convertible notes, and senior notes to meet our long-term financing needs. Long-term debt at October 30, 2009 was $6.368 billion compared to $6.253 billion at April 24, 2009. For more information on our financing arrangements, see Note 9 to the condensed consolidated financial statements.

Credit Arrangements and Debt Ratings

We have existing unsecured lines of credit of approximately $2.859 billion with various banks at October 30, 2009. The existing lines of credit include a five-year $1.750 billion syndicated credit facility dated December 20, 2006 that will expire on December 20, 2011 (Credit Facility). The Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes.

The Credit Facility provides us with the ability to increase its capacity by an additional $500 million at any time during the life of the five-year term of the agreement.

As of October 30, 2009 and April 24, 2009, we have unused credit lines and commercial paper capacity of approximately $2.230 billion and $2.799 billion, respectively.

We maintain a commercial paper program that allows us to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of October 30, 2009 and April 24, 2009, outstanding commercial paper totaled $1.003 billion and $385 million, respectively. During the three and six months ended October 30, 2009, the weighted average original maturity of the commercial paper outstanding was approximately 64 days and 55 days, respectively, and the weighted average interest rate was 0.23 percent and 0.24 percent, respectively. The issuance of commercial paper reduces the amount of credit available under our existing lines of credit.

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

OPERATIONS OUTSIDE OF THE UNITED STATES

The table below illustrates U.S. net sales versus net sales outside the U.S. for the three and six months ended October 30, 2009 and October 24, 2008:

	Three months ended		Six months ended
(dollars in millions)	October 30, 2009	October 24, 2008	October 30, 2009	October 24, 2008
U.S. net sales	$2,297	$2,196	$4,688	$4,445
Non-U.S. net sales	1,541	1,374	3,083	2,831
Total net sales	$3,838	$3,570	$7,771	$7,276

For the three and six months ended October 30, 2009, consolidated net sales outside the U.S. grew 12 percent and 9 percent, respectively, over the same periods of the prior year. For the three and six months ended October 30, 2009, growth outside the U.S. was 7 percentage points and 4 percentage points, respectively, higher than net sales growth in the U.S. primarily as a result of CRDM, CardioVascular and Spinal businesses. Overall, for the three and six months ended October 30, 2009, sales outside the U.S. were led by CardioVascular’s Endeavor, Endeavor Resolute, Endurant and CoreValve products; CRDM’s Defibrillator Systems and Spinal’s Core Spinal business.

Net sales outside the U.S. are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. Outstanding receivables from customers outside the U.S. totaled $1.814 billion at October 30, 2009, or 55 percent, of total outstanding accounts receivable, and $1.592 billion at April 24, 2009, or 50 percent, of total outstanding accounts receivable.

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

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, intellectual property rights, litigation and tax matters, mergers and acquisitions, integration of our acquisitions, market acceptance or continued acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will” and similar words or expressions. One must carefully consider forward-looking statements and understand that such statements may be affected by inaccurate assumptions and may involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption on our supply, quality problems, liquidity, decreasing prices, adverse regulatory action, litigation success, self-insurance, healthcare policy changes and international operations, as well as those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 24, 2009 and in this Quarterly Report. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Due to the global nature of our operations, we are subject to the exposures that arise from foreign currency exchange rate fluctuations. In a period where the U.S. dollar is strengthening/weakening as compared to other currencies, our revenues and expenses denominated in foreign currency are translated into a lower/higher value than they would be in an otherwise constant environment. We manage these exposures using operational and economic hedges as well as derivative financial instruments. The primary currencies hedged are the Euro and the Japanese Yen.

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

We had foreign exchange derivative contracts outstanding in notional amounts of $5.801 billion and $5.296 billion at October 30, 2009 and April 24, 2009, respectively. The fair value of these contracts at October 30, 2009 was $46 million less than the original contract value. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at October 30, 2009 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by $542 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis. We are also exposed to interest rate changes affecting principally our investments in interest rate sensitive instruments. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10 percent change in short-term interest rates compared to interest rates at October 30, 2009 indicates that the fair value of these instruments would correspondingly change by $15 million.

We have investments in marketable debt securities that are classified and accounted for as available-for-sale. Our debt securities include government securities, commercial paper, corporate debt securities, bank certificates of deposit and mortgage backed and other asset backed securities including auction rate securities. For a discussion of current market conditions and the impact on Medtronic, please see the “Liquidity and Capital Resources” section of management’s discussion and analysis.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) and changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective and are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the U.S. Securities and Exchange Commission’s (SEC) applicable rules and forms.

Changes in internal control

There have been no changes in the Company’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

A discussion of the Company’s policies with respect to legal proceedings is discussed in the management’s discussion and analysis and our legal proceedings and other loss contingencies are described in Note 20 of the condensed consolidated financial statements. The description of our legal proceedings in Note 20 of the condensed consolidated financial statements to this filing is incorporated herein by reference.

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

On February 9, 2009, the Company received letter notice that the United States Department of Justice in the Southern District of Texas is investigating marketing practices, reimbursement advice of the Company and appropriateness of therapy delivery relating to the Company’s cardiac surgical ablation devices. On July 2, 2009, the United States District Court for the Southern District of Texas ordered the unsealing of a qui tam complaint related to the same matter that was filed against Medtronic on November 17, 2008. On August 21, 2009, the Department of Justice decided not to intervene at this time but may intervene at any time for good cause based upon a Court Order entered on August 28, 2009.

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

On September 16, 2009, the Company received a subpoena from the Office of Inspector General for the Department of Health and Human Services in the District of California requesting production of documents relating to the Company’s cardiac rhythm medical devices, including revenue, sales, marketing and promotional documents, documents relating to reimbursement communications to customers pertaining to the devices, documents relating to scientific studies and registries pertaining to the devices, and documents relating to payments or items of value provided to customers. The Company will comply as required with the terms of the subpoena.

Item 1A. Risk Factors

In addition to the risk factor set forth below and the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our fiscal year 2009 Annual Report filed on Form 10-K, which could materially affect our business, financial condition, or future results.

Healthcare policy changes, including legislation pending in Congress to reform the U.S. healthcare system, may have a material adverse effect on us.

In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the Obama administration, members of Congress, state governments, regulators and third-party payors to control these costs and, more generally, to reform the U.S. healthcare system. Certain of these proposals would limit the prices we are able to charge for our products, or the amounts of reimbursement available for our products, and could limit the acceptance and availability of our products. Moreover, as discussed below, legislative proposals currently pending in Congress would impose significant new taxes on medical device makers such as us. The adoption of some or all of these proposals could have a material adverse effect on our financial position and results of operations.

On November 7, 2009, the U.S. House of Representatives passed the Affordable Health Care for America Act, and on November 21, 2009, the U.S. Senate voted to begin floor debate on similar, but not identical, healthcare reform legislation. We cannot predict whether legislation will be enacted, the final form any legislation might take or the effects of such legislation. The current versions of both the House and Senate proposals would impose significant new taxes on medical device makers. The total cost to the medical device industry could exceed $20 billion over ten years. These taxes, if implemented, would result in a significant increase in the tax burden on our industry, which could have a material, negative impact on our results of operations and our cash flows. Draft legislation would also impose new payroll taxes, excise taxes, income taxes and other taxes; provide for taxes/fees based upon domestic sales of devices; implement changes to Medicare and Medicaid; establish a government health insurance option and allow the government to mandate minimum levels of coverage and make comparative effectiveness recommendations. In summary, if legislation is enacted and depending on the form it takes, it could change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the shares repurchased by Medtronic during the second quarter of fiscal year 2010:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
8/1/09-8/28/09	1,958,900	$38.29	1,958,900	65,477,084
8/29/09-10/2/09	4,649,713	37.64	4,649,713	60,827,371
10/3/09-10/30/09	418,400	35.85	418,400	60,408,971
Total	7,027,013	$37.71	7,027,013	60,408,971

(1)

In June 2007 and June 2009, the Company’s Board of Directors authorized the repurchase of 50 million and 60 million shares of the Company’s stock, respectively. As authorized by the Board of Directors each program expires when its total number of authorized shares has been repurchased.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s 2009 Annual Meeting of Shareholders held on August 27, 2009, the shareholders voted on the following:

(a) To elect eight Directors of the Company to serve for one-year terms, as follows:

Director	Votes For	Authority Withheld
Richard H. Anderson	871,690,644	44,793,287
Victor J. Dzau, M.D.	873,091,086	43,393,076
William A. Hawkins	885,464,639	39,019,292
Shirley Ann Jackson, Ph.D.	851,515,268	64,968,663
Denise M. O’Leary	900,914,114	15,569,817
Robert C. Pozen	902,494,762	13,989,169
Jean-Pierre Rosso	891,934,944	24,548,987
Jack W. Schuler	790,699,222	125,784,709

	Voted For	Voted Against	Broker Non-Vote	Abstain
(b) To ratify the appointment of PricewaterhouseCoopers LLP as Medtronic’s independent registered public accounting firm for fiscal year 2010.	907,063,819	6,556,666	N/A	2,863,667

(c) To approve an amendment to the Medtronic, Inc. 2005 Employees Stock Purchase Plan to increase the number of shares authorized for issuance thereunder from 10,000,000 to 25,000,000.	770,344,265	23,671,291	119,497,697	2,970,909

(d) To approve an amendment to the Medtronic, Inc. 2008 Stock Award and Incentive Plan to increase the number of shares authorized for issuance thereunder from 50,000,000 to 100,000,000.	656,533,954	137,359,321	119,505,192	3,085,635

Item 6. Exhibits

(a)	Exhibits

	10.1	Form of Amended and Restated Change of Control Employment Agreement for Medtronic Executive Officers.

	10.2	Medtronic, Inc. 2008 Stock Award and Incentive Plan (as amended and restated effective August 27, 2009).

	10.3	Medtronic, Inc. 2005 Employees Stock Purchase Plan (as amended and restated effective August 27, 2009).

	12.1	Medtronic, Inc. Computation of Ratio of Earnings to Fixed Charges.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medtronic, Inc.
(Registrant)

Date: December 9, 2009	/s/ William A. Hawkins

William A. Hawkins
Chairman and Chief Executive Officer

Date: December 9, 2009	/s/ Gary L. Ellis

Gary L. Ellis
Senior Vice President and
Chief Financial Officer