Form 10-Q
period 2010-01-29
MEDTRONIC INC
filed 2010-03-10
CIK 64670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 29, 2010

Commission File Number 1-7707

MEDTRONIC, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0793183
(State of incorporation)	(I.R.S. Employer
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
Yes ☐   No ☒

Shares of common stock, $.10 par value, outstanding on March 5, 2010: 1,101,531,952

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended		Nine months ended
	January 29, 2010	January 23, 2009	January 29, 2010	January 23, 2009
	(in millions, except per share data)
Net sales	$3,851	$3,494	$11,621	$10,770

Costs and expenses:
Cost of products sold	912	848	2,800	2,586
Research and development expense	344	337	1,083	987
Selling, general and administrative expense	1,328	1,257	4,019	3,838
Restructuring charges	—	—	62	96
Certain litigation charges, net	—	—	374	266
Purchased in-process research and development (IPR&D) charges	—	72	—	90
Other expense, net	148	50	372	344
Interest expense, net	56	37	176	131
Total costs and expenses	2,788	2,601	8,886	8,338

Earnings before income taxes	1,063	893	2,735	2,432

Provision for income taxes	232	195	590	465

Net earnings	$831	$698	$2,145	$1,967

Basic earnings per share	$0.75	$0.62	$1.94	$1.75
Diluted earnings per share	$0.75	$0.62	$1.93	$1.74

Basic weighted average shares outstanding	1,105.0	1,119.0	1,108.3	1,122.8
Diluted weighted average shares outstanding	1,108.7	1,121.8	1,111.0	1,128.0

Cash dividends declared per common share	$0.205	$0.188	$0.615	$0.563

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 29, 2010	April 24, 2009
	(in millions, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$1,463	$1,271
Short-term investments	829	405
Accounts receivable, less allowances of $68 and $61, respectively	3,131	3,123
Inventories	1,468	1,426
Deferred tax assets, net	550	605
Prepaid expenses and other current assets	538	622

Total current assets	7,979	7,452
Property, plant and equipment	5,255	4,887
Accumulated depreciation	(2,878)	(2,608)
Property, plant and equipment, net	2,377	2,279

Goodwill	8,230	8,195
Other intangible assets, net	2,289	2,477
Long-term investments	4,020	2,769
Other assets	273	416

Total assets	$25,168	$23,588

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$1,430	$522
Accounts payable	399	382
Accrued compensation	912	901
Accrued income taxes	237	130
Other accrued expenses	816	1,212

Total current liabilities	3,794	3,147
Long-term debt	5,996	6,253
Long-term accrued compensation and retirement benefits	364	329
Long-term accrued income taxes	577	475
Long-term deferred tax liabilities, net	43	115
Other long-term liabilities	74	87

Total liabilities	10,848	10,406

Commitments and contingencies (Note 20)	—	—

Shareholders’ equity:
Preferred stock— par value $1.00	—	—
Common stock— par value $0.10	111	112
Retained earnings	14,410	13,272
Accumulated other comprehensive loss	(201)	(202)

Total shareholders’ equity	14,320	13,182

Total liabilities and shareholders’ equity	$25,168	$23,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	January 29, 2010	January 23, 2009
	(in millions)
Operating Activities:
Net earnings	$2,145	$1,967
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	566	522
Amortization of discount on senior convertible notes	125	114
IPR&D charges	—	90
Provision for doubtful accounts	27	31
Deferred income taxes	127	63
Stock-based compensation	176	178
Excess tax benefit from exercise of stock-based awards	—	(23)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(51)	252
Inventories	64	(230)
Accounts payable and accrued liabilities	67	348
Other operating assets and liabilities	213	(158)
Certain litigation charges, net	374	266
Certain litigation payments	(939)	(665)

Net cash provided by operating activities	2,894	2,755

Investing Activities:
Acquisitions, net of cash acquired	—	(381)
Purchase of intellectual property	(44)	(152)
Additions to property, plant and equipment	(402)	(378)
Purchases of marketable securities	(4,381)	(2,246)
Sales and maturities of marketable securities	2,868	2,182
Other investing activities, net	(86)	(270)

Net cash used in investing activities	(2,045)	(1,245)

Financing Activities:
Change in short-term borrowings, net	520	41
Payments on long-term debt	(20)	(316)
Dividends to shareholders	(681)	(632)
Issuance of common stock	134	393
Excess tax benefit from exercise of stock-based awards	—	23
Repurchase of common stock	(634)	(726)

Net cash used in financing activities	(681)	(1,217)

Effect of exchange rate changes on cash and cash equivalents	24	(70)

Net change in cash and cash equivalents	192	223

Cash and cash equivalents at beginning of period	1,271	1,060

Cash and cash equivalents at end of period	$1,463	$1,283

Supplemental Cash Flow Information
Income taxes paid	$300	$367
Interest paid	278	136
Supplemental Noncash Investing and Financing Activities:
Reclassification of debentures from short-term to long-term debt	$—	$15
Reclassification of senior notes from long-term to short-term debt	400	—

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

In October 2009, the FASB updated the revenue recognition accounting guidance relating to the accounting for revenue arrangements that involve more than one deliverable or unit of accounting. The updated guidance requires companies to allocate arrangement considerations in multiple deliverable arrangements in a manner that better reflects the economics of the transaction by revising certain thresholds for separation, and providing criteria for allocation of revenue among deliverables. The updated guidance is effective for the Company beginning in fiscal year 2012. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company is currently evaluating the impact of adoption of this accounting guidance on its consolidated financial statements.

In January 2010, the FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. The updated guidance is effective for the Company beginning in the fourth quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for the Company beginning in the first quarter of fiscal year 2012. Refer to the FASB’s authoritative guidance on fair value measurements for additional information on Levels 1, 2 and 3.

Note 3 – Retrospective Adoption of Accounting Pronouncements

In May 2008, the FASB issued new authoritative accounting guidance for convertible debt. The new guidance requires the proceeds from the issuance of applicable convertible debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The new guidance changes the accounting treatment for the Company’s $2.200 billion of 1.500 percent and $2.200 billion of 1.625 percent Senior Convertible Notes due 2011 and 2013, respectively, which were issued in April 2006 (collectively, the Senior Convertible Notes), and the $15 million remaining balance of the Company’s 1.250 percent Contingent Convertible Debentures, Series B due 2021 (the Debentures).

The effect of the adoption of the new convertible debt authoritative guidance on the Senior Convertible Notes at April 2006 was a debt discount of $967 million and an increase of $614 million, net of tax, to shareholders’ equity.

The resulting debt discount for the Company’s Debentures was to be amortized over the period from the effective date, January 2005, through the first date holders of the Debentures had the ability to put them back to the Company, September 2006. Therefore, the retrospective adoption of the new convertible debt authoritative guidance for the Debentures had no impact on results of operations for periods following fiscal year 2007.

In addition, in June 2008 the FASB issued new authoritative guidance for determining whether instruments granted in share-based payment transactions, such as options, restricted stock units and restricted shares, are participating securities. This new guidance provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (EPS) pursuant to the two-class method. The Company adopted the new guidance in the first quarter of fiscal year 2010 and was required to retrospectively adjust all prior-period EPS data. The resulting impact of the adoption of the new guidance was to include 2.7 million and 3.0 million of unvested restricted shares in the basic weighted average shares outstanding calculation for the three and nine months ended January 29, 2010, respectively, and 4.0 million and 4.1 million for the three and nine months ended January 23, 2009, respectively.

The following table illustrates the impact of the adoption of new authoritative accounting guidance for convertible debt and the new share-based payment authoritative guidance on certain financial statement line items in the condensed consolidated statements of earnings for the three and nine months ended January 29, 2010:

	Three months ended January 29, 2010
(in millions, except per share data)	Previous Method	Impact of New Convertible Debt Guidance	Impact of New Share-Based Payment Guidance	As Reported
Interest expense, net	$15	$41	$—	$56
Provision for income taxes	247	(15)	—	232
Net earnings	$857	$(26)	$—	$831
Earnings per share:
Basic	$0.77	$(0.02)	$—	$0.75
Diluted	$0.77	$(0.02)	$—	$0.75

	Nine months ended January 29, 2010
(in millions, except per share data)	Previous Method	Impact of New Convertible Debt Guidance	Impact of New Share-Based Payment Guidance	As Reported
Interest expense, net	$51	$125	$—	$176
Provision for income taxes	635	(45)	—	590
Net earnings	$2,225	$(80)	$—	$2,145
Earnings per share:
Basic	$2.01	$(0.07)	$—	$1.94
Diluted	$2.00	$(0.07)	$—	$1.93

The following table illustrates the impact of the adoption of the new convertible debt guidance on certain financial statement line items in the condensed consolidated balance sheet as of January 29, 2010:

(in millions)	Previous Method	Effect of Change	As Reported
ASSETS
Prepaid expenses and other current assets (debt issuance costs)	$544	$(6)	$538
Long-term deferred tax assets, net	92	(92)	—
Total assets	$25,266	$(98)	$25,168
LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$6,388	$(392)	$5,996
Long-term deferred tax liabilities, net	—	43	43
Total liabilities	11,197	(349)	10,848
Retained earnings	14,159	251	14,410
Total shareholders’ equity	14,069	251	14,320
Total liabilities and shareholders’ equity	$25,266	$(98)	$25,168

The following table illustrates the impact of the adoption of the new convertible debt guidance on certain financial statement line items in the condensed consolidated statement of cash flows for the nine months ended January 29, 2010:

(in millions)	Previous Method	Effect of Change	As Reported
Operating Activities
Net earnings	$2,225	$(80)	$2,145
Amortization of discount on senior convertible notes	—	125	125
Deferred income taxes	172	(45)	127
Net cash provided by operating activities	$2,894	$—	$2,894

The following table illustrates the impact of the adoption of the new convertible debt guidance and the new share-based payment guidance on certain financial statement line items in the condensed consolidated statements of earnings for the three and nine months ended January 23, 2009:

	Three months ended January 23, 2009
(in millions, except per share data)	As Originally Reported	Impact of New Convertible Debt Guidance	Impact of New Share-Based Payment Guidance	As Adjusted
Interest expense, net	$(2)	$39	$—	$37
Provision for income taxes	209	(14)	—	195
Net earnings	$723	$(25)	$—	$698
Earnings per share:
Basic	$0.65	$(0.03)	$(0.01)	$0.62	(a)
Diluted	$0.65	$(0.03)	$—	$0.62

	Nine months ended January 23, 2009
(in millions, except per share data)	As Originally Reported	Impact of New Convertible Debt Guidance	Impact of New Share-Based Payment Guidance	As Adjusted
Interest expense, net	$17	$114	$—	$131
Provision for income taxes	505	(40)	—	465
Net earnings	$2,041	$(74)	$—	$1,967
Earnings per share:
Basic	$1.82	$(0.07)	$(0.01)	$1.75	(a)
Diluted	$1.81	$(0.07)	$(0.01)	$1.74	(a)

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

The following table illustrates the impact of the adoption of the new convertible debt guidance on certain financial statement line items in the condensed consolidated statement of cash flows for the nine months ended January 23, 2009:

(in millions)	As Originally Reported	Effect of Change	As Adjusted
Operating Activities
Net earnings	$2,041	$(74)	$1,967
Amortization of discount on senior convertible notes	—	114	114
Deferred income taxes	103	(40)	63
Net cash provided by operating activities	$2,755	$—	$2,755

Note 4 – Acquisitions and IPR&D Charges

During the first quarter of fiscal year 2010, the Company adopted the new authoritative guidance related to business combinations. The new authoritative guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and the goodwill acquired. The underlying purchase method of accounting for acquisitions was retained, but the new guidance incorporates a number of changes. These changes include the capitalization of purchased in-process research and development (IPR&D), expensing of acquisition related costs and the recognition of contingent purchase price consideration at fair value at the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of the acquisition. This accounting treatment for taxes is applicable to acquisitions consummated both prior to and subsequent to the adoption of the new authoritative guidance. The adoption of the new authoritative guidance did not change the requirement to expense IPR&D immediately with respect to asset acquisitions. With the exception of deferred tax asset valuation allowances and acquired income tax uncertainties related to previous acquisitions, this new authoritative guidance will be applied prospectively to business combinations consummated after fiscal year 2009. The adoption of the new authoritative guidance did not have a material impact on our condensed consolidated financial statements during the three and nine months ended January 29, 2010.

When the Company acquires another company or a group of assets, the purchase price is allocated, as applicable, among IPR&D, other identifiable intangible assets, net tangible assets and the remainder, if any, gets recognized to goodwill, as required by U.S. GAAP. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of acquired businesses. The values assigned to IPR&D and other identifiable intangible assets are based on valuations that have been prepared using methodologies and valuation techniques consistent with those used by independent appraisers. These techniques include estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values utilizing an appropriate risk-adjusted rate of return (discount rate). The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For IPR&D, these methodologies include consideration of the risk of the project not achieving commercial feasibility and include a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

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

Pending Acquisition

On January 25, 2010, the Company announced it had signed a definitive agreement to acquire Invatec, S.p.A. (Invatec), a developer of innovative medical technologies for the interventional treatment of cardiovascular disease, and two affiliated companies. The two affiliated companies include Fogazzi, the provider of polymer technology to Invatec, and Krauth Cardiovascular, an exclusive distributor of Invatec products in Germany. The terms of the transaction include an initial upfront payment of $350 million plus additional payments of up to $150 million contingent upon achievement of certain milestones. The transaction is expected to close in the fourth quarter of fiscal year 2010 and is contingent upon regulatory approval in certain jurisdictions.

Fiscal Year 2010

In August 2009, the Company acquired certain intangible assets related to the distribution of coronary products within the CardioVascular Japan business. In connection with the acquisition, the Company recorded $29 million of intangible assets with an estimated useful life of five years.

Fiscal Year 2009

CryoCath Technologies Inc.

During the third quarter of fiscal year 2009, the Company acquired all of the outstanding stock of CryoCath Technologies Inc. (CryoCath). Under the terms of the agreement announced in September 2008, CryoCath shareholders received $8.75 Canadian dollars per share in cash for each share of CryoCath common stock that they owned. Total consideration for the transaction, net of cash acquired, was approximately $352 million U.S. dollars including the purchase of outstanding CryoCath common stock, the assumption and settlement of existing CryoCath debt and payment of direct acquisition costs. CryoCath develops cryotherapy products to treat cardiac arrhythmias. CryoCath’s Arctic Front product is a minimally invasive cryo-balloon catheter designed specifically to treat atrial fibrillation and is currently approved in certain markets outside the U.S.

The Company accounted for the acquisition of CryoCath as a business combination. Under business combination accounting, the assets and liabilities of CryoCath were recorded as of the acquisition date, at their respective fair values, and consolidated with the Company. The purchase price allocation is based on estimates of the fair value of assets acquired and liabilities assumed. The purchase price has been allocated as follows:

(in millions)
Current assets	$24
Property, plant and equipment	2
IPR&D	72
Other intangible assets	57
Goodwill	184
Long-term deferred tax assets	59
Total assets acquired	398

Current liabilities	29
Long-term deferred tax liabilities	14
Total liabilities assumed	43
Net assets acquired	$355

In connection with the acquisition of CryoCath, the Company acquired $57 million of technology-based intangible assets with an estimated useful life of 11 years. Also as part of the acquisition, the Company recognized $72 million and $184 million of IPR&D and goodwill, respectively. The IPR&D was expensed on the date of acquisition and primarily relates to the future launch of Arctic Front in the U.S. market. For purposes of valuing the acquired IPR&D, the Company estimated total costs to complete of approximately $3 million. The establishment of goodwill was primarily due to the expected revenue growth that is attributable to increased market penetration from future products and customers. The goodwill is not deductible for tax purposes.

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

The pro forma impact of the above acquisitions was not significant, individually or in the aggregate, to the results of the Company for the three and nine months ended January 23, 2009. The results of operations have been included in the Company’s consolidated statements of earnings since the date of acquisition.

Other Acquisitions and IPR&D Charges

During the three and nine months ended January 29, 2010, the Company did not incur any IPR&D charges.

During the nine months ended January 23, 2009, the Company recorded an IPR&D charge of $18 million related to the purchase of certain intellectual property for use in the Spinal operating segment. These payments were expensed as IPR&D since technological feasibility of the underlying product had not yet been reached and such technology has no future alternative use.

Contingent Consideration

Certain of the Company’s business combinations or purchases of intellectual property involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. While it is not certain if and/or when these payments will be made, the Company has developed an estimate of the maximum undiscounted potential contingent consideration for each of its completed acquisitions with an outstanding potential obligation. At January 29, 2010, the estimated maximum potential amount of undiscounted future contingent consideration that the Company could be required to make associated with all completed business combinations or purchases of intellectual property was approximately $400 million. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2011 to 2016 in order for the consideration to be paid.

Note 5 – Certain Litigation Charges, Net

The Company classifies material litigation reserves and gains recognized as certain litigation charges, net.

During the three months ended January 29, 2010, the Company did not incur any certain litigation charges, net.

During the nine months ended January 29, 2010, the Company recorded certain litigation charges, net of $374 million related to settlements with Abbott Laboratories (Abbott) and W.L. Gore & Associates (Gore). The Abbott settlement accounted for $444 million in litigation charges and the Gore settlement accounted for a $70 million certain litigation gain. The Abbott settlement related to the resolution of all outstanding intellectual property litigation. The terms of the Abbott agreement stipulate that neither party will sue each other in the field of coronary stent and stent delivery systems for a period of at least 10 years, subject to certain conditions. Both parties also agreed to a cross-license of the disputed patents within the defined field. The $444 million settlement amount included a $400 million payment made to Abbott and a $42 million success payment made to evYsio Medical Devices, LLC (evYsio). In addition, a $2 million payment was made to evYsio in connection with an amendment to the parties’ existing agreements in order to expand the scope of the definition of the license field from evYsio. The Gore settlement related to the resolution of outstanding patent litigation related to selected patents in Medtronic’s Jervis and Wiktor patent families. The terms of the agreement stipulate that neither party will sue each other in the defined field of use, subject to certain conditions. Medtronic granted Gore a worldwide, irrevocable, non-exclusive license in the defined field of use. In addition and subject to certain conditions, Gore will pay Medtronic quarterly payments beginning in January 2010 through the fiscal quarter ending October 2018.

During the three months ended January 23, 2009, the Company did not incur any certain litigation charges.

During the nine months ended January 23, 2009, the Company incurred certain litigation charges of $266 million. Of the amount recorded, $229 million related to litigation with Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson (J&J). The Cordis litigation originated in October 1997 and pertains to patent infringement claims on previous generations of bare metal stents that are no longer on the market. In September 2008, the U.S. District Court entered final judgment including accrued interest, totaling approximately $521 million, to Cordis. The Company had previously recorded a charge of $243 million related to this litigation in the third quarter of fiscal year 2008. At the time the $243 million charge was recorded, the range of potential loss related to this matter was subject to a high degree of estimation. The amount recorded represented an estimate of the low end of the range of probable outcomes related to the matter. Given that the Company and J&J are involved in a number of litigation matters which span across businesses, the Company entered into negotiations with J&J in an attempt to settle some of the additional litigation simultaneous with the payment of this judgment. Ultimately, the agreement reached with Cordis required a total cash payment of $472 million, which included the settlement of several outstanding legal matters between the parties. The charge of $229 million in the nine months ended January 23, 2009 is the net result of $472 million in cash payments, offset by the existing reserves on the balance sheet including interest accrued on the $243 million since the date established.

The remainder of the certain litigation charge of $37 million related to costs for the settlement of litigation that originated in May 2006 with Fastenetix LLC (Fastenetix), a patent holding company. The litigation related to an alleged breach of a royalty agreement in the Spinal operating segment. The agreement reached with Fastenetix required a total cash payment of $125 million for the settlement of ongoing litigation and the purchase of patents. Of the $125 million, $37 million was assigned to past damages in the case and the remaining $88 million was recorded as purchased intellectual property that had an estimated useful life of 7 years. As of October 24, 2008, all of these amounts had been paid.

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

During the three months ended January 29, 2010, the Company did not incur any restructuring charges.

In connection with the fiscal year 2009 initiative, as of the end of the first quarter of fiscal year 2010, the Company had identified approximately 1,500 positions for elimination which will be achieved through early retirement packages offered to employees, voluntary separation and involuntary separation. Of the 1,500 positions identified, approximately 1,300 positions have been eliminated as of January 29, 2010. The fiscal year 2009 initiative is scheduled to be substantially complete by the end of the first quarter of fiscal year 2011.

A summary of the activity related to the fiscal year 2009 initiative is presented below:

	Fiscal Year 2009 Initiative
(in millions)	Employee Termination Costs	Asset Write-downs	Total
Balance at April 25, 2008	$—	$—	$—
Restructuring charges	29	5	34
Payments/write-downs	(1)	(5)	(6)
Balance at April 24, 2009	$28	$—	$28
Restructuring charges	53	10	63
Payments/write-downs	(19)	(10)	(29)
Balance at July 31, 2009	$62	$—	$62
Payments/write-downs	(21)	—	(21)
Balance at October 30, 2009	$41	$—	$41
Payments/write-downs	(18)	—	(18)
Balance at January 29, 2010	$23	$—	$23

Global Realignment Initiative

In the fourth quarter of fiscal year 2008, the Company began a global realignment initiative which focused on shifting resources to those areas where the Company has the greatest opportunities for growth and streamlining operations to drive operating leverage. The global realignment initiative impacted most businesses and certain corporate functions. Within the Company’s Cardiac Rhythm Disease Management (CRDM) operating segment, the Company reduced research and development infrastructure by closing a facility outside the U.S., reprioritizing research and development projects to focus on the core business and consolidating manufacturing operations to drive operating leverage. Within the Company’s Spinal operating segment, the Company reorganized and consolidated certain activities where Medtronic’s existing infrastructure, resources and systems could be leveraged to obtain greater operational synergies. The global realignment initiative was also designed to further consolidate manufacturing of CardioVascular products, streamline distribution of products in select businesses and to reduce general and administrative costs in the Company’s corporate functions.

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

Note 7 – Investments

In April 2009, the FASB issued new authoritative guidance for the recognition and presentation of other-than-temporary impairments, which amended the existing guidance on determining whether an impairment for investments in debt securities is other-than-temporary as well as requiring additional annual and interim disclosures. Under the new guidance, impairment on debt securities will be considered other-than-temporary if the Company (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its costs or (3) does not expect to recover the security’s fair value versus its amortized cost basis. The new guidance further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall would be recognized in other comprehensive income. The new guidance requires the Company to initially apply the provisions of the standard to previously other-than-temporary impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment reclassifies the non-credit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive loss. The new guidance was effective for the Company in the first quarter of fiscal year 2010 and resulted in a cumulative-effect adjustment of $3 million as of the beginning of fiscal year 2010.

Information regarding the Company’s short-term and long-term investments at January 29, 2010 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$1,471	$16	$(11)	$1,476
Auction rate securities	195	—	(51)	144
Mortgage backed securities	760	8	(21)	747
Government and agency securities	1,528	8	(1)	1,535
Certificates of deposit	54	—	—	54
Other asset backed securities	311	2	(4)	309
Marketable equity securities	1	1	—	2
Trading securities:
Exchange-traded funds	29	—	(2)	27
Cost method, equity method and other investments	555	—	—	555
Total short-term and long-term investments	$4,904	$35	$(90)	$4,849

Information regarding the Company’s short-term and long-term investments at April 24, 2009 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$817	$8	$(20)	$805
Auction rate securities	199	—	(80)	119
Mortgage backed securities	789	9	(52)	746
Government and agency securities	693	5	(1)	697
Certificates of deposit	2	—	—	2
Other asset backed securities	297	3	(22)	278
Marketable equity securities	12	—	—	12
Cost method, equity method and other investments	515	—	—	515
Total short-term and long-term investments	$3,324	$25	$(175)	$3,174

Information regarding the Company’s available-for-sale and trading securities at January 29, 2010 and April 24, 2009 is as follows:

	January 29, 2010		April 24, 2009
(in millions)	Short-term	Long-term	Short-term	Long-term
Available-for-sale securities	$829	$3,438	$405	$2,254
Trading securities	—	27	—	—
Total investments	$829	$3,465	$405	$2,254

The following table shows the gross unrealized losses and fair values of the Company’s available-for-sale investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category as of January 29, 2010:

	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$179	$—	$43	$(11)
Auction rate securities	—	—	144	(51)
Mortgage backed securities	139	(2)	102	(19)
Government and agency securities	206	(1)	—	—
Other asset backed securities	55	—	23	(4)
Total short-term and long-term investments	$579	$(3)	$312	$(85)

The Company’s investments in marketable debt securities detailed above are classified and accounted for as available-for-sale and include corporate debt securities, government and agency securities, certificates of deposit and mortgage backed and other asset backed securities including auction rate securities. Market conditions during the third quarter of fiscal year 2010 and subsequent to the Company’s quarter-end continue to indicate some uncertainty on the part of investors on the economic outlook for the U.S. This uncertainty has created reduced liquidity across the fixed income investment market, including certain securities in which the Company has invested. As a result, some of the Company’s investments have experienced reduced liquidity including unsuccessful monthly auctions for auction rate security holdings. At January 29, 2010, the Company concluded that the unrealized losses associated with the remaining securities were not other-than-temporary as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of the amortized cost.

Activity related to the Company’s short-term and long-term investment portfolio is as follows:

	Three months ended
	January 29, 2010		January 23, 2009
(in millions)	Debt (a)	Equity (b)	Debt (a)	Equity (b)
Proceeds from sales	$1,123	$19	$861	$—
Gross realized gains	$13	$8	$19	$—
Gross realized losses	$(1)	$—	$(2)	$—
Impairment losses recognized	$(1)	$(9)	$(12)	$—

	Nine months ended
	January 29, 2010		January 23, 2009
	Debt (a)	Equity (b)	Debt (a)	Equity (b)
Proceeds from sales	$2,868	$19	$2,182	$—
Gross realized gains	$40	$8	$25	$—
Gross realized losses	$(4)	$—	$(7)	$—
Impairment losses recognized	$(11)	$(12)	$(33)	$(2)

(a) Includes available-for-sale debt securities.
(b) Includes marketable equity securities, cost method, equity method, exchange-traded funds and other investments.

The total other-than-temporary impairment losses on available-for-sale debt securities for the three and nine months ended January 29, 2010 were $11 million and $28 million, respectively, of which $10 million and $17 million, respectively, were recognized in other comprehensive income resulting in $1 million and $11 million, respectively, of charges being recognized in earnings. These charges relate to credit losses on certain mortgage backed securities and auction rate securities. The amount of credit losses represents the difference between the present value of cash flows expected to be collected on these securities and the amortized cost. Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which invested, the Company believes it has recorded all necessary other-than-temporary impairments as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell before recovery of the amortized cost. For additional discussion, see the “Liquidity and Capital Resources” section of management’s discussion and analysis.

The following table shows the credit loss portion of other-than-temporary impairments on debt securities held by the Company as of the dates indicated and the corresponding changes in such amounts:

(in millions)
Balance at April 24, 2009	$—
Credit losses remaining in retained earnings upon adoption	4
Credit losses recognized on securities previously not impaired	7
Balance at July 31, 2009	$11
Additional credit losses recognized on securities previously impaired	2
Credit losses recognized on securities previously not impaired	1
Balance at October 30, 2009	$14
Credit losses recognized on securities previously not impaired	1
Balance at January 29, 2009	$15

The January 29, 2010 balance of available-for-sale debt securities by contractual maturity is shown in the following table at fair value. Within the table, maturities of mortgage backed securities have been allocated based upon timing of estimated cash flows, assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	January 29, 2010
Due in one year or less	$1,126
Due after one year through five years	2,899
Due after five years through ten years	92
Due after ten years	148
Total debt securities	$4,265

As of January 29, 2010 and April 24, 2009, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method was $555 million and $515 million, respectively. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.

Gains and losses realized on trading securities and available-for-sale debt securities are recorded in interest expense, net in the condensed consolidated statements of earnings. Gains and losses realized on marketable equity securities, cost method, equity method and other investments are recorded in other expense, net in the condensed consolidated statements of earnings. In addition, unrealized gains and losses on available-for-sale debt securities are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets and unrealized gains and losses on trading securities are recorded in interest expense, net in the condensed consolidated statements of net earnings. Gains and losses from the sale of investments are calculated based on the specific identification method.

Note 8 – Fair Value Measurements

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

Effective the first day of the Company’s fiscal year 2009, the Company adopted the authoritative guidance for fair value measurements. This authoritative guidance is principally applied to financial assets and liabilities such as marketable equity securities and debt securities that are classified and accounted for as trading, available-for-sale and derivative instruments. Derivatives include cash flow hedges, freestanding derivative forward contracts, net investment hedges and interest rate swaps. These items were previously and will continue to be marked-to-market at each reporting period; however, the definition of fair value is now applied using the new authoritative guidance for fair value measurements. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis subsequent to the effective date of this authoritative guidance.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value at January 29, 2010	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$1,476	$3	$1,456	$17
Auction rate securities	144	—	—	144
Mortgage backed securities	747	—	708	39
Government and agency securities	1,535	431	1,104	—
Certificates of deposit	54	—	54	—
Other asset backed securities	309	—	294	15
Marketable equity securities	2	2	—	—
Derivative assets	157	144	13	—
Exchange-traded funds	27	27	—	—
Total assets	$4,451	$607	$3,629	$215

Liabilities:
Derivative liabilities	$76	$76	$—	$—
Total liabilities	$76	$76	$—	$—

	Fair Value at April 24, 2009	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$805	$8	$771	$26
Auction rate securities	119	—	—	119
Mortgage backed securities	746	—	709	37
Government and agency securities	697	174	523	—
Certificates of deposit	2	—	2	—
Other asset backed securities	278	—	255	23
Marketable equity securities	12	12	—	—
Derivative assets	436	436	—	—
Total assets	$3,095	$630	$2,260	$205

Liabilities:
Derivative liabilities	$31	$31	$—	$—
Total liabilities	$31	$31	$—	$—

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain corporate debt securities, auction rate securities, certain mortgage backed securities and certain asset backed securities for which there was a decrease in the observability of market pricing for these investments. At January 29, 2010, these securities were valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of expected future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at January 29, 2010.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

	Three months ended
(in millions)	January 29, 2010	January 23, 2009
Beginning Balance	$218	$241
Total realized losses and other-than-temporary impairment losses included in earnings	(1)	(11)
Total unrealized gains/(losses) included in other comprehensive income	9	(26)
Net purchases, issuances and settlements	(11)	(9)
Net transfers in (out) of Level 3	—	17
Ending Balance	$215	$212

	Nine months ended
(in millions)	January 29, 2010	January 23, 2009
Beginning Balance	$205	$448
Total realized losses and other-than-temporary impairment losses included in earnings	(7)	(33)
Total unrealized gains/(losses) included in other comprehensive income	53	(80)
Net purchases, issuances and settlements	(36)	(198)
Net transfers in (out) of Level 3	—	75
Ending Balance	$215	$212

Realized gains or losses are included in interest expense, net in the condensed consolidated statements of earnings.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

The Company had no significant financial assets or liabilities that are measured on a nonrecurring basis subsequent to their initial recognition during the nine months ended January 29, 2010.

Non-financial assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. No impairments existed as of January 29, 2010.

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company’s long-term debt, including the short-term portion, at January 29, 2010 was $6.979 billion compared to a carrying value of $6.725 billion and $6.375 billion compared to a carrying value of $6.665 billion at April 24, 2009. Fair value was estimated using quoted market prices. The fair values and carrying values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

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

Under this existing guidance, the Senior Convertible Notes are accounted for as a combined instrument because the conversion spread meets the requirements to not be separated as a derivative.

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

The following table provides equity and debt information for the Senior Convertible Notes under the convertible debt guidance.

	Senior Convertible Notes due 2011		Senior Convertible Notes due 2013
(in millions)	January 29, 2010	April 24, 2009	January 29, 2010	April 24, 2009
Carrying amount of the equity component	$420	$420	$547	$547

Principal amount of the Senior Convertible Notes	$2,200	$2,200	$2,200	$2,200
Unamortized discount	(113)	(181)	(278)	(338)
Net carrying amount	$2,087	$2,019	$1,922	$1,862

At January 29, 2010, the unamortized balance of the debt discount will be amortized over the remaining life of the Senior Convertible Notes, which is approximately one year for the 2011 Senior Convertible Notes and three years for the 2013 Senior Convertible Notes. The following table provides interest rate and interest expense amounts related to the Senior Convertible Notes.

	Senior Convertible Notes due 2011		Senior Convertible Notes due 2013
	Three months ended		Three months ended
(in millions)	January 29, 2010	January 23, 2009	January 29, 2010	January 23, 2009
Effective interest rate	5.97%	5.97%	6.03%	6.03%
Interest cost related to contractual interest coupon	$8	$8	$9	$9
Interest cost related to amortization of the discount	$22	$21	$20	$18

	Senior Convertible Notes due 2011		Senior Convertible Notes due 2013
	Nine months ended		Nine months ended
(in millions)	January 29, 2010	January 23, 2009	January 29, 2010	January 23, 2009
Effective interest rate	5.97%	5.97%	6.03%	6.03%
Interest cost related to contractual interest coupon	$25	$24	$28	$27
Interest cost related to amortization of the discount	$67	$63	$60	$54

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

In December 2009, the Company entered into three five year fixed-to-floating interest rate swap agreements, two with notional amounts of $75 million each and one with a notional amount of $100 million. These interest rate swap agreements were designated as fair value hedges of the fixed interest rate obligation under the Company’s existing $550 million 4.500 percent Senior Notes due 2014. On the first $75 million interest rate swap agreement, the Company pays variable interest equal to the three-month London Interbank Offered Rate (LIBOR) plus 181.25 basis points and it receives a fixed interest rate of 4.500 percent. For the second $75 million interest rate swap agreement, the Company pays variable interest equal to the three-month LIBOR plus 196.50 basis points and it receives a fixed interest rate of 4.500 percent. For the $100 million interest rate swap agreement, the Company pays variable interest equal to the three-month LIBOR plus 198.10 basis points and it receives a fixed interest rate of 4.500 percent.

In June 2009, the Company entered into two five year fixed-to-floating interest rate swap agreements with notional amounts of $150 million each. These interest rate swap agreements were designated as fair value hedges of the fixed interest rate obligation under the Company’s existing $550 million 4.500 percent Senior Notes due 2014. On the first interest rate swap agreement, the Company pays variable interest equal to the one-month LIBOR plus 134.00 basis points and it receives a fixed interest rate of 4.500 percent. For the second interest rate swap agreement, the Company pays variable interest equal to the one-month LIBOR plus 137.25 basis points and it receives a fixed interest rate of 4.500 percent.

The outstanding market value of these five swap agreements is a $13 million unrealized gain at January 29, 2010 which is recorded in long-term debt with the offset recorded in other assets on the condensed consolidated balance sheet. For additional information regarding the unrealized gain on the interest rate swap agreements, refer to Note 10.

Contingent Convertible Debentures

As of January 29, 2010 and April 24, 2009, the Company had $15 million remaining in aggregate principal amount of 1.250 percent Contingent Convertible Debentures, Series B due 2021 (the Debentures) outstanding. Interest is payable semi-annually. Each Debenture is convertible into shares of common stock at an initial conversion price of $61.81 per share; however, the Debentures are not convertible before their final maturity unless the closing price of our common stock reaches 110 percent of the conversion price for 20 trading days during a consecutive 30 trading day period. Upon conversion of the Debentures, the Company will pay holders cash equal to the lesser of the principal amount of the Debentures or their conversion value, and shares of the Company’s common stock to the extent the conversion value exceeds the principal amount of the Debentures. The Company may be required to repurchase the remaining Debentures at the option of the holders in September 2011 or 2016. For put options exercised by the holders of the Debentures, the purchase price is equal to the principal amount of the applicable debenture plus any accrued and unpaid interest thereon to the repurchase date. If the put option is exercised, the Company will pay holders the repurchase price solely in cash. The Company can redeem the Debentures for cash at any time.

Commercial Paper

The Company maintains a commercial paper program that allows the Company to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of January 29, 2010 and April 24, 2009, outstanding commercial paper totaled $933 million and $385 million, respectively. During the three and nine months ended January 29, 2010, the weighted average original maturity of the commercial paper outstanding is approximately 81 days and 64 days, respectively, and the weighted average interest rate is 0.185 percent and 0.225 percent, respectively. The issuance of commercial paper reduces the amount of credit available under the Company’s existing lines of credit.

Bank Borrowings

Bank borrowings consist primarily of borrowings from non-U.S. banks at interest rates considered favorable by management and where natural hedges can be gained for foreign exchange purposes.

Lines of Credit

The Company had existing unsecured lines of credit of approximately $2.866 billion with various banks at January 29, 2010. The existing lines of credit include a five-year $1.750 billion syndicated credit facility dated December 20, 2006 that will expire on December 20, 2011 (Credit Facility). The Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The Credit Facility provides the Company with the ability to increase its capacity by an additional $500 million at any time during the life of the five-year term of the agreement.

As of January 29, 2010 and April 24, 2009, the Company had unused lines of credit and commercial paper capacity of approximately $2.336 billion and $2.799 billion, respectively.

Interest rates on these borrowings are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. Facility fees are payable on the credit facilities and are determined in the same manner as the interest rates.

Note 10 – Derivatives and Foreign Exchange Risk Management

The Company uses operational and economic hedges, as well as forward exchange derivative contracts and interest rate derivative instruments to manage the impact of foreign exchange and interest rate changes on earnings and cash flows. The gross notional amount of all derivative contracts outstanding at January 29, 2010 and April 24, 2009 were $6.180 billion and $5.296 billion, respectively. In order to reduce the uncertainty of foreign exchange rate movements, the Company enters into derivative instruments, primarily forward exchange contracts, to manage its exposure related to foreign exchange rate changes. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets, liabilities, net investments and probable commitments. At inception of the forward contract, the derivative is designated as either a freestanding derivative, net investment hedge or cash flow hedge. Principal currencies hedged are the Euro and the Japanese Yen. The Company does not enter into forward exchange derivative contracts for speculative purposes. The gross notional amount of forward exchange derivative contracts outstanding at January 29, 2010 and April 24, 2009 were $5.630 billion and $5.296 billion, respectively. The aggregate foreign currency gains/(losses) were $(15) million and $17 million for the three months ended January 29, 2010 and January 23, 2009, respectively. The aggregate foreign currency gains/(losses) were $40 million and $(89) million for the nine months ended January 29, 2010 and January 23, 2009, respectively. These gains/(losses) represent the net impact to the condensed consolidated statements of earnings for the derivative instruments presented below offset by remeasurement gains/(losses) on foreign currency denominated assets and liabilities.

The information that follows explains the various types of derivatives and financial instruments used by the Company, how and why the Company uses such instruments, how such instruments are accounted for and how such instruments impact the Company’s condensed consolidated balance sheets and statements of earnings.

Freestanding Derivative Forward Contracts

Freestanding derivative forward contracts are used to offset the Company’s exposure to the change in value of certain foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized currently in earnings, thereby offsetting the current earnings effect of the related foreign currency denominated assets and liabilities. The cash flows from these contracts are reported as operating activities in the consolidated statements of cash flows. The gross notional amount of these contracts, not designated as hedging instruments, outstanding at January 29, 2010 was $1.751 billion.

The amount of gains/(losses) and location of the gains/(losses) in the condensed consolidated statements of earnings related to derivative instruments not designated as hedging instruments were as follows:

Three months ended January 29, 2010 (in millions)

Derivatives Not Designated as Hedging Instruments	Location	Amount
Foreign exchange contracts	Other expense, net	$14

Nine months ended January 29, 2010 (in millions)

Derivatives Not Designated as Hedging Instruments	Location	Amount
Foreign exchange contracts	Other expense, net	$(120)

Net Investment Hedges

Net investment hedges are used to hedge the long-term investment (equity) in foreign operations. For hedges that meet effectiveness requirements, the net gains/(losses) related to changes in the current rates, or spot rates, are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive loss (AOCL) on the consolidated balance sheets. Net gains/(losses) associated with changes in forward rates of the contracts are reflected in other expense, net in the consolidated statements of earnings. Recognition in earnings of amounts previously recorded as a cumulative translation adjustment is limited to circumstances such as complete or substantially complete liquidation of the long-term investment (equity) in foreign operations. The cash flows from these contracts are reported as investing activities in the consolidated statements of cash flows. As of January 29, 2010, there were no open net investment hedge contracts. For the three and nine months ended January 29, 2010, there were no reclassifications of the effective portion of net investment hedges out of AOCL into income; therefore, consistent with the fourth quarter of fiscal year 2009, $27 million in gains remained in cumulative translation within AOCL.

Cash Flow Hedges

Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions, denominated in a foreign currency that will take place in the future. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of AOCL and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. No gains or losses relating to ineffectiveness of cash flow hedges were recognized in earnings during the three and nine months ended January 29, 2010 and January 23, 2009. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued during the three and nine months ended January 29, 2010 and January 23, 2009. The cash flows from these contracts are reported as operating activities in the consolidated statements of cash flows. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at January 29, 2010 was $3.879 billion and will mature within the subsequent 36-month period.

The amount of gains/(losses) and location of the gains/(losses) in the condensed consolidated statements of earnings and other comprehensive income (OCI) related to derivative instruments designated as cash flow hedges are as follows:

Three months ended
January 29, 2010

(in millions)	Gross Gains Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains/(Losses) on Derivative Reclassified from AOCL into Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign exchange contracts	$118	Other expense, net	$(26)
		Cost of products sold	14
Total	$118		$(12)

Nine months ended January 29, 2010

(in millions)	Gross Losses Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains/(Losses) on Derivative Reclassified from AOCL into Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign exchange contracts	$(376)	Other expense, net	$(13)
		Cost of products sold	40
Total	$(376)		$27

As of January 29, 2010, the Company had a balance of $19 million in after-tax net unrealized losses associated with cash flow hedging instruments recorded in AOCL. The Company expects that $22 million in losses of this balance will be reclassified into the consolidated statement of earnings over the next twelve months.

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

As of January 29, 2010, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations.

In December 2009, the Company entered into three fixed-to-floating interest rate swap agreements with an aggregate notional amount of $250 million designated as fair value hedges of the fixed interest rate obligation under the Company’s existing $550 million 4.500 percent New Senior Notes that were issued in March 2009.

In June 2009, the Company entered into two fixed-to-floating interest rate swap agreements with an aggregate notional amount of $300 million designated as fair value hedges of the fixed interest rate obligation under the existing $550 million 4.500 percent New Senior Notes that were issued in March 2009.

These fair value hedges are 100 percent effective and, thus, there was no net impact on earnings. As a result, the market value of these interest rate swap agreements was a $13 million unrealized gain at January 29, 2010 which was recorded as an increase in long-term debt with the offset recorded as an increase in other assets on the condensed consolidated balance sheet. The gross notional amount of these contracts, designated as fair value hedges outstanding at January 29, 2010 was $550 million.

During the three and nine months ended January 29, 2010 and January 23, 2009, the Company did not have any ineffective fair value hedging instruments. In addition, the Company did not recognize any gains or losses during the three and nine months ended January 29, 2010 and January 23, 2009 on firm commitments that no longer qualify as fair value hedges.

Balance Sheet Presentation

The following table summarizes the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheet as of January 29, 2010. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not, and are further segregated by type of contract within those two categories.

	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$99	Other accrued expenses	$61
Interest rate contracts	Other assets	13
Foreign exchange contracts	Other assets	44	Other long-term liabilities	11
Total derivatives designated as hedging instruments		$156		$72

Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$1	Other accrued expenses	$4
Total derivatives not designated as hedging instruments		$1		$4

Total derivatives		$157		$76

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of interest-bearing investments, forward exchange derivative contracts and trade accounts receivable.

The Company maintains cash and cash equivalents, investments and certain other financial instruments (including forward exchange contracts) with various major financial institutions. The Company performs periodic evaluations of the relative credit standings of these financial institutions and limits the amount of credit exposure with any one institution. In addition, the Company has collateral credit agreements with its primary derivatives counterparties. Under these agreements either party is required to post eligible collateral when the market value of transactions covered by the agreement exceeds specific thresholds, thus limiting credit exposure for both parties. As of January 29, 2010 there was no collateral pledged or received as the specific thresholds set forth in the agreements were not exceeded for either party.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. However, a significant amount of trade receivables are with national healthcare systems in many countries. Although the Company does not currently foresee a credit risk associated with these receivables, repayment is dependent upon the financial stability of the economies of those countries. As of January 29, 2010 and April 24, 2009, no customer represented more than 10 percent of the outstanding accounts receivable.

Note 11 – Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

(in millions)	January 29, 2010	April 24, 2009
Finished goods	$866	$854
Work in process	271	251
Raw materials	331	321
Total	$1,468	$1,426

Note 12 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended January 29, 2010 are as follows:

(in millions)	January 29, 2010
Balance at April 24, 2009	$8,195
Purchase accounting adjustments, net	(7)
Currency adjustment, net	42
Balance at January 29, 2010	$8,230

Intangible assets, excluding goodwill, as of January 29, 2010 and April 24, 2009 are as follows:

(in millions)	Purchased Technology and Patents	Trademarks and Tradenames	Other	Total
As of January 29, 2010:
Amortizable intangible assets
Original cost	$3,063	$373	$271	$3,707
Accumulated amortization	(978)	(244)	(196)	(1,418)
Carrying value	$2,085	$129	$75	$2,289

As of April 24, 2009:
Amortizable intangible assets
Original cost	$3,057	$373	$238	$3,668
Accumulated amortization	(801)	(217)	(173)	(1,191)
Carrying value	$2,256	$156	$65	$2,477

Amortization expense for the three and nine months ended January 29, 2010 was $80 million and $238 million, respectively, and for the three and nine months ended January 23, 2009 was $74 million and $209 million, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets is as follows:

(in millions) Fiscal Year	Amortization Expense
Remaining 2010	$76
2011	303
2012	279
2013	262
2014	253
Thereafter	1,116
$2,289

Note 13 – Warranty Obligation

The Company offers a warranty on various products. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. The Company includes the covered costs associated with field actions, if any, in cost of products sold on the condensed consolidated statements of earnings. The Company includes the warranty obligation in other accrued expenses and other long-term liabilities on the condensed consolidated balance sheets.

During the first quarter of fiscal year 2010, the Company recorded a $16 million warranty provision related to the July 2009 supplier-related Paradigm Quick-set infusion set field action in its Diabetes operating segment. In the second quarter of fiscal year 2010 the Company reached settlements with the suppliers involved in the recall that offset the majority of the warranty provision.

Changes in the Company’s product warranties during the nine months ended January 29, 2010 and January 23, 2009 consisted of the following:

	Nine months ended
(in millions)	January 29, 2010	January 23, 2009
Balance at the beginning of the period	$35	$43
Warranty claims provision	32	17
Settlements made	(31)	(23)
Balance at the end of the period	$36	$37

Note 14 – Interest Expense, Net

Interest income and interest expense for the three and nine months ended January 29, 2010 and January 23, 2009 are as follows:

	Three months ended		Nine months ended
(in millions)	January 29, 2010	January 23, 2009	January 29, 2010	January 23, 2009
Interest income	$(41)	$(54)	$(118)	$(148)
Interest expense	97	91	294	279
Interest expense, net	$56	$37	$176	$131

Interest expense, net for the three and nine months ended January 23, 2009 has been retrospectively adjusted for the impact of the adoption of the new authoritative guidance for convertible debt. See Note 3 for additional information.

Interest income includes interest earned on the Company’s cash and cash equivalents, short- and long-term investments, the net realized and unrealized gain or loss on trading securities and the net realized gain or loss on the sale or impairment of available-for-sale debt securities. See Note 7 for further discussion of these items.

Interest expense includes the expense associated with the interest that the Company pays on its outstanding borrowings, including short- and long-term instruments and the amortization of debt issuance costs and debt discounts.

Note 15 – Income Taxes

During the three months ended January 29, 2010, the Company recorded a $7 million benefit primarily associated with the finalization of its U.S. federal and certain of its foreign tax returns. During the nine months ended January 29, 2010, the Company recorded a $16 million benefit which included the $7 million tax benefit discussed above and a $9 million benefit associated with Irish research and development credit claims, the deductibility of a settlement expense, the finalization of certain foreign tax returns and changes to uncertain tax position reserves. These tax adjustments are operational in nature and are recorded in provision for income taxes on the condensed consolidated statements of earnings.

During the nine months ended January 29, 2010, the Company’s gross unrecognized tax benefits increased from $431 million to $515 million. In addition, the Company had accrued interest and penalties of $132 million as of January 29, 2010. If all of the Company’s unrecognized tax benefits were recognized, approximately $448 million would impact the Company’s effective tax rate. The Company continues to record the liability for unrecognized tax benefits as a long-term liability as it does not expect significant payments to occur or the total amount of unrecognized tax benefits to change significantly over the next twelve months. The Company will continue to recognize interest and penalties related to income tax matters in the provision for income taxes in the condensed consolidated statements of earnings and record the liability in the current or long-term accrued income taxes in the condensed consolidated balance sheets, as appropriate.

As of January 29, 2010, there were no changes to significant unresolved matters with the U.S. Internal Revenue Service or foreign tax authorities from what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended April 24, 2009.

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

Presented below is a reconciliation between basic and diluted earnings per share:

	Three months ended		Nine months ended
(in millions, except per share data)	January 29, 2010	January 23, 2009	January 29, 2010	January 23, 2009
Numerator:
Net earnings	$831	$698	$2,145	$1,967
Denominator:
Basic – weighted average shares outstanding	1,105.0	1,119.0	1,108.3	1,122.8
Effect of dilutive securities:
Employee stock options	1.0	0.3	0.7	3.2
Employee restricted stock and restricted stock units	2.2	1.6	1.6	1.1
Other	0.5	0.9	0.4	0.9
Diluted – weighted average shares outstanding	1,108.7	1,121.8	1,111.0	1,128.0

Basic earnings per share	$0.75	$0.62	$1.94	$1.75
Diluted earnings per share	$0.75	$0.62	$1.93	$1.74

The calculation of weighted average diluted shares outstanding excludes options for approximately 72 million and 67 million common shares for the three and nine months ended January 29, 2010, respectively, and approximately 91 million and 62 million for the three and nine months ended January 23, 2009, respectively, as the exercise price of those options was greater than the average market price for the period, resulting in an anti-dilutive effect on diluted earnings per share. For the three and nine months ended January 29, 2010 and January 23, 2009, common share equivalents related to the Company’s $4.400 billion of Senior Convertible Notes were anti-dilutive as the market price of the Company’s stock was below the conversion price of the Senior Convertible Notes and; therefore, were excluded from the calculation of weighted average diluted shares.

Note 17 – Comprehensive Income and Accumulated Other Comprehensive Loss

In addition to net earnings, comprehensive income includes changes in foreign currency translation adjustments (including the change in current exchange rates, or spot rates, of net investment hedges), unrealized gains and losses on foreign exchange derivative contracts qualifying and designated as cash flow hedges, net changes in retirement obligation funded status and unrealized gains and losses on available-for-sale marketable securities. Comprehensive income for the three months ended January 29, 2010 and January 23, 2009 was $883 million and $619 million, respectively. Comprehensive income for the nine months ended January 29, 2010 and January 23, 2009 was $2.149 billion and $2.219 billion, respectively.

Presented below is a summary of activity for each component of accumulated other comprehensive loss:

(in millions)	Unrealized Gain/(Loss) on Investments	Cumulative Translation Adjustments	Net Change in Retirement Obligations	Unrealized Gain/(Loss) on Foreign Exchange Derivatives	Accumulated Other Comprehensive Income/(Loss)
Balance April 24, 2009	$(95)	$62	$(398)	$228	$(202)
Reclassification of other-than-temporary losses on marketable securities included in net income	(3)	—	—	—	(3)
Period Change	50	179	(7)	(227)	(5)
Balance July 31, 2009	$(48)	$241	$(405)	$1	$(210)
Period Change	11	54	(3)	(105)	(43)
Balance October 30, 2009	$(37)	$295	$(408)	$(104)	$(253)
Period Change	3	(40)	4	85	52
Balance January 29, 2010	$(34)	$255	$(404)	$(19)	$(201)

Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in non-U.S. subsidiaries. The tax effect on the unrealized loss on foreign exchange derivatives for the three and nine months ended January 29, 2010 was $45 million of expense and $128 million of benefit, respectively. The tax expense on the unrealized gain on investments for the three and nine months ended January 29, 2010 was $1 million and $34 million, respectively. The tax benefit on the net change in retirement obligations was not material for the three and nine months ended January 29, 2010. See Note 7 for additional information regarding the adoption of the new authoritative guidance for the recognition and presentation of other-than-temporary impairments.

Note 18 – Stock-Based Compensation

Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period. The Company elected the modified-prospective method of adopting this guidance, under which prior periods were not retroactively restated. The provisions of this guidance apply to awards granted after the April 29, 2006 effective date. Stock-based compensation expense for the non-vested portion of awards granted prior to the effective date is being recognized over the remaining service period using the fair-value based compensation cost estimated under the prior guidance’s pro forma disclosures.

The following table presents the components and classification of stock-based compensation expense recognized for the three and nine months ended January 29, 2010 and January 23, 2009:

	Three months ended		Nine months ended
(in millions)	January 29, 2010	January 23, 2009	January 29, 2010	January 23, 2009
Stock options	$23	$41	$91	$107
Restricted stock awards	22	25	73	59
Employee stock purchase plan	3	4	12	12
Total stock-based compensation expense	$48	$70	$176	$178

Cost of products sold	$5	$8	$20	$21
Research and development expense	12	17	43	43
Selling, general and administrative expense	31	45	113	114
Total stock-based compensation expense	$48	$70	$176	$178

Income tax benefits	(15)	(20)	(54)	(51)

Total stock-based compensation expense, net of tax	$33	$50	$122	$127

Note 19 – Retirement Benefit Plans

The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans (post-retirement benefits), defined contribution savings plans and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the pension benefits and post-retirement medical benefits include the following components for the three and nine months ended January 29, 2010 and January 23, 2009:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Three months ended		Three months ended		Three months ended
(in millions)	January 29, 2010	January 23, 2009	January 29, 2010	January 23, 2009	January 29, 2010	January 23, 2009
Service cost	$16	$18	$5	$8	$3	$4
Interest cost	17	15	5	6	3	3
Expected return on plan assets	(25)	(25)	(5)	(6)	(2)	(3)
Amortization of net actuarial loss	1	1	—	—	1	—
Net periodic benefit cost	9	9	5	8	5	4
Special termination benefits	—	—	—	—	—	—
Total cost for period	$9	$9	$5	$8	$5	$4

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Nine months ended		Nine months ended		Nine months ended
(in millions)	January 29, 2010	January 23, 2009	January 29, 2010	January 23, 2009	January 29, 2010	January 23, 2009
Service cost	$46	$54	$19	$24	$9	$12
Interest cost	51	45	15	18	11	9
Expected return on plan assets	(75)	(74)	(17)	(18)	(6)	(9)
Amortization of net actuarial loss	2	3	—	—	1	—
Net periodic benefit cost	24	28	17	24	15	12
Special termination benefits	7	—	—	—	2	—
Total cost for period	$31	$28	$17	$24	$17	$12

As a result of the fiscal year 2009 restructuring initiative that began in the fourth quarter of fiscal year 2009, the Company recognized special termination benefits in the nine months ended January 29, 2010 related to employees electing to accept early retirement packages provided under the restructuring initiatives. The incremental expense from these special termination benefits is reflected in the table above. See Note 6 for additional information regarding the fiscal year 2009 restructuring initiative.

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

Marquis/Maximo/InSync Matters

On February 10, 2005, Medtronic voluntarily began to advise physicians about the possibility that a specific battery shorting mechanism might manifest itself in a subset of implantable cardioverter defibrillators (ICDs) and cardiac resynchronization therapy-defibrillators (CRT-Ds). These included certain Marquis VR/DR and Maximo VR/DR ICDs and certain InSync I/II/III CRT-D devices. Subsequent to this voluntary field action, a number of lawsuits were filed against the Company alleging a variety of claims, including individuals asserting claims of personal injury and third party payors alleging entitlement to reimbursement. Many of these lawsuits were settled, and in the third quarter of fiscal year 2008, the Company recorded an expense of $123 million relating to the settlement in accordance with U.S. GAAP as the potential loss was both probable and reasonably estimable. The Company paid substantially all of the $123 million in the first quarter of fiscal year 2009. One third party payor, Kinetic Knife, dismissed its original action without prejudice and on November 5, 2008 filed a putative class action relating to the same subject matter. After removing the case to the United States District Court for the District of Minnesota, Medtronic filed a motion to dismiss. That motion was denied on December 4, 2009.

In addition, class action product liability suits pending in Canada are consolidated in the Ontario Superior Court of Justice. That court certified a class proceeding on December 6, 2007. The class was certified to include individual implant recipients and their family members. In addition, the subrogated claims of the provincial health insurers to recover costs incurred in providing medical services to the implant class are claimed in the class proceeding. Pretrial proceedings are underway. The Company has not recorded an expense related to damages for the remaining suits because any potential loss is not currently probable or reasonably estimable under U.S. GAAP.

Sprint Fidelis Product Liability Matters

On October 15, 2007, the Company voluntarily suspended worldwide distribution of its Sprint Fidelis (Fidelis) family of defibrillation leads. The leads are used to deliver therapy in patients with ICDs, but are generally not used in pacemaker patients. The U.S. Food and Drug Administration (FDA) subsequently classified the Company’s action as a Class I recall. As of February 1, 2010, approximately 3,500 lawsuits regarding the Fidelis leads have been filed against the Company, including approximately 47 putative class action suits reflecting a total of approximately 7,900 individual personal injury cases. In general, the suits allege claims of product liability, warranty, negligence, unjust enrichment, emotional distress and consumer protection violations. One lawsuit includes a claim by an individual purporting to act as a surrogate for the Center for Medicare and Medicaid Services, and one lawsuit has been brought by a third party payor as a putative class action suit. Approximately 2,400 of the lawsuits have been commenced in state court, generally alleging similar causes of action. Of those state court actions, almost all are pending before a single judge in Hennepin County District Court in the state of Minnesota. On October 22, 2009, that court granted Medtronic’s motion to dismiss ten cases that the parties had agreed represented all claims asserted in the cases pending before the Minnesota court. The court granted the motion on the grounds of federal preemption. Plaintiffs have appealed the dismissals to the Minnesota Court of Appeals. The federal court cases have been consolidated for pretrial proceedings before a single federal judge in the U.S. District Court for the District of Minnesota pursuant to the Multi-District Litigation (MDL) rules. On January 5, 2009, the MDL court entered an order dismissing with prejudice the master consolidated complaint for individuals and the master consolidated complaint for third party payors on grounds of federal preemption. On May 12, 2009, the MDL court denied plaintiffs’ request to file a motion for reconsideration of the dismissals and plaintiffs’ motion seeking permission to amend the master consolidated complaint. The court dismissed with prejudice 229 cases that adopted the master consolidated complaint and stayed all other cases pending further order of the court. Plaintiffs’ appeal to the Eighth Circuit Court of Appeals is pending. In addition, one putative class action has been filed in the Ontario Superior Court of Justice in Canada. On October 20, 2009, that court certified a class proceeding, but denied class certification on plaintiffs’ claim for punitive damages, which the plaintiffs have appealed. The Company has not recorded an expense related to damages in connection with the matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP.

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

On December 11, 2008, the Minneapolis Firefighters’ Relief Association filed a putative class action complaint against the Company and two of its officers in the U.S. District Court for the District of Minnesota, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. The complaint is brought on behalf of persons or entities who purchased securities of Medtronic from November 19, 2007 through November 17, 2008. The complaint alleges that the defendants made false and misleading public statements concerning the INFUSE Bone Graft product which artificially inflated Medtronic’s stock price during the period. On August 1, 2009, plaintiffs filed a consolidated putative class action complaint making similar allegations but expanding the class to include those persons or entities who purchased securities of Medtronic from November 20, 2006 to November 17, 2008. Medtronic’s motion to dismiss the consolidated complaint was denied on February 3, 2010.

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

Mirowski

Medtronic is a licensee to the RE 38,119 patent (‘119 Patent) and RE 38,897 patent (‘897 Patent) owned by Mirowski Family Ventures, LLC (Mirowski) relating to the treatment of hemodynamic dysfunction. Medtronic and Mirowski dispute the application of the ‘119 and ‘897 Patents to certain Medtronic cardiac resynchronization products. The parties entered into a tolling agreement deferring and conditioning any litigation of the dispute upon certain conditions precedent. The tolling agreement expired on October 1, 2007. In subsequent notices, Mirowski identified certain claims of the two patents that Mirowski asserts Medtronic is using. On December 17, 2007, Medtronic filed an action in U.S. District Court for the District of Delaware seeking a declaration that none of its products infringe any valid claims of either the ‘119 or ‘897 Patents. If certain conditions are fulfilled, the ‘119 and/or ‘897 Patents are determined to be valid and the Medtronic products are found to infringe the ‘119 and/or ‘897 Patents, Medtronic will be obligated to pay royalties to Mirowski based upon sales of certain CRT-D products. A bench trial commenced on January 25, 2010, and proceeded for four trial days. A fifth trial day will be scheduled in March 2010. As of January 29, 2010, the amount of disputed royalties and interest related to CRT-D products is $108 million. This amount has not been accrued because the outcome is not currently probable under U.S. GAAP.

In addition, Medtronic is a licensee to the 4,407,288 Patent (‘288 Patent) owned by Mirowski relating to ICDs. Until November 2001, Medtronic accrued and paid royalties under the license based on a percentage of ICD sales. Medtronic and Mirowski dispute the application of the ‘288 Patent to certain Medtronic ICD products. In November 2001, Medtronic ceased paying royalties and entered into an agreement with Mirowski to pay putative royalties into an interest-bearing escrow account through the expiration of the ‘288 Patent in December of 2003. As of January 29, 2010, the current balance in the interest-bearing escrow account is $88 million. The parties also entered into a tolling agreement deferring and conditioning any litigation of the obligation to pay royalties upon certain conditions precedent. If these conditions are fulfilled and the ‘288 Patent is determined to be invalid or Medtronic’s products are found not to infringe, the escrowed funds will be released to Medtronic.

Other Matters

On February 22, 2010, the Company received a civil investigative demand from the United States Attorney’s Office for the District of Massachusetts pursuant to the federal False Claims Act seeking documents relating to the relationship of the Company with the Lahey Clinic, specifically relating to cardiologists at the clinic, CoreValve, Inc. (CoreValve) and the Lahey Clinic, and certain employees of both the Company and the clinic among other topics. The Company will comply as required with the terms of the civil investigative demand.

On September 16, 2009, the Company received a subpoena from the Office of Inspector General for the Department of Health and Human Services in the District of California requesting production of documents relating to the Company’s cardiac rhythm medical devices, including revenue, sales, marketing and promotional documents, documents relating to reimbursement communications to customers pertaining to the devices, documents relating to scientific studies and registries pertaining to the devices and documents relating to payments or items of value provided to customers. The Company will comply as required with the terms of the subpoena.

On June 16, 2009, the Company received an administrative subpoena from the New Jersey Attorney General, Division of Consumer Affairs, requesting production of documents relating to the Company’s clinical studies, its financial arrangements with certain physicians and health care providers and clinical research done by certain physicians and health care providers. The Company will comply as required with the terms of the subpoena.

On May 21, 2009, the Company received a subpoena from the United States Attorney’s Office for the District of Massachusetts pursuant to the Health Insurance Portability & Accountability Act of 1996 seeking documents related to a study published in the British volume of the Journal of Bone & Joint Surgery, and contracts, research grants, speaking and education programs and payments for certain named physicians. The Company will comply, as required, with the terms of the subpoena.

On April 13, 2009, the Company received an administrative health care subpoena from the United States Attorney’s Office for the Northern District of Indiana requesting documents relating to the Company’s relationship with customers, as well as documents relating to certain employees. The Company will comply as required with the terms of the subpoena.

On February 9, 2009, the Company received letter notice that the United States Department of Justice in the Southern District of Texas is investigating marketing practices, reimbursement advice of the Company and appropriateness of therapy delivery relating to the Company’s cardiac surgical ablation devices. On July 2, 2009, the United States District Court for the Southern District of Texas ordered the unsealing of a qui tam complaint related to the same matter that was filed against Medtronic on November 17, 2008. On August 21, 2009, the Department of Justice decided not to intervene at this time but may intervene at any time for good cause based upon a Court Order entered on August 28, 2009. The qui tam complaint was served on October 1, 2009. On December 16, 2009, Medtronic filed a motion to dismiss the complaint.

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

In late June 2008, the Company received a subpoena issued by the United States Attorney’s Office for the District of Massachusetts pursuant to the Health Insurance Portability & Accountability Act of 1996, relating to the Company’s marketing of biliary stents. The Company will comply as required with the terms of the subpoena. On February 19, 2010, a complaint captioned United States of America ex rel Tricia Nowak and Enda Dodd v. Medtronic, filed in the United States District Court for the District of Massachusetts was unsealed.

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

On September 25, 2007, the Company received a letter from the U.S. Securities and Exchange Commission (SEC) requesting information relating to any potential violations of the U.S. Foreign Corrupt Practices Act in connection with the sale of medical devices in an unspecified number of foreign countries, including Greece, Poland and Germany. Turkey, Italy and Malaysia have since been added to the inquiry. The letter notes that the Company is a significant participant in the medical device industry, and seeks any information concerning certain types of payments made directly or indirectly to government-employed doctors. A number of competitors have publicly disclosed receiving similar letters. On November 16, 2007, the Company received a letter from the Department of Justice requesting any information provided to the SEC. Since that time the SEC and Department of Justice have made additional requests for information from the Company. The Company is cooperating with the requests.

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

Segment information

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

Each of the Company’s operating segments have similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments and shared infrastructures. Net sales by operating segment are as follows:

	Three months ended		Nine months ended
(in millions)	January 29, 2010	January 23, 2009	January 29, 2010	January 23, 2009
Cardiac Rhythm Disease Management	$1,243	$1,169	$3,858	$3,714
Spinal	842	832	2,619	2,520
CardioVascular	722	565	2,107	1,792
Neuromodulation	394	354	1,151	1,045
Diabetes	311	277	905	818
Surgical Technologies	239	207	690	622
Physio-Control	100	90	291	259
Total Net Sales	$3,851	$3,494	$11,621	$10,770

In December 2006, the Company announced its intention to pursue a spin-off of Physio-Control into an independent, publicly traded company. However, as discussed in the “Other Matters” section of the management’s discussion and analysis, the Company announced, in January 2007, a voluntary suspension of U.S. shipments of Physio-Control products manufactured at its facility in Redmond, Washington in order to address quality system issues. On February 18, 2010, the Company received notice from the FDA that, having successfully met requirements for improvements to the quality system, the Company may resume unrestricted worldwide shipments of its external defibrillators. As a result, the Company’s immediate focus will be to ramp up our manufacturing capabilities to meet customer back orders and future product needs. The Company’s plans to pursue a spin-off of Physio-Control will be re-evaluated thereafter. As additional information, Physio-Control’s income/(loss) before interest and income taxes for the three and nine months ended January 29, 2010 is $5 million and $11 million, respectively and for the three and nine months ended January 23, 2009 is $(3) million and $(20) million, respectively.

Geographic information

Net sales to external customers by geography are as follows:

	Three months ended		Nine months ended
(in millions)	January 29, 2010	January 23, 2009	January 29, 2010	January 23, 2009
United States	$2,236	$2,172	$6,925	$6,617
Europe	1,013	828	2,921	2,644
Asia Pacific	475	382	1,396	1,151
Other Foreign	127	112	379	358
Total Net Sales	$3,851	$3,494	$11,621	$10,770

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNDERSTANDING OUR FINANCIAL INFORMATION

The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic, Inc. and its subsidiaries (Medtronic or the Company, or we, us or our). For a full understanding of financial condition and results of operations, you should read this discussion along with management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the fiscal year ended April 24, 2009. In addition, you should read this discussion along with our condensed consolidated financial statements and related Notes thereto as of January 29, 2010.

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

Our fiscal year-end is the last Friday in April, and therefore, the total weeks in a fiscal year can fluctuate between fifty-two and fifty-three weeks. Fiscal year 2010 is a fifty-three week year. Our first quarter fiscal year 2010 results included an extra week, resulting in a favorable impact on our net sales for the nine months ended January 29, 2010 compared to the same period in the prior year.

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

Net earnings for the third quarter of fiscal year 2010 were $831 million, or $0.75 per diluted share, as compared to net earnings of $698 million, or $0.62 per diluted share for the same period in the prior fiscal year, representing an increase of 19 percent and 21 percent, respectively. Net earnings for the three months ended January 23, 2009 included an after-tax IPR&D charge that decreased net earnings by $72 million. See further discussion of this charge in the “Restructuring, Certain Litigation and IPR&D Charges” section of this management’s discussion and analysis. The increase in net earnings for the three months ended January 29, 2010 was driven primarily by an increase in net sales compared to the same period in the prior fiscal year.

Net earnings for the nine months ended January 29, 2010 were $2.145 billion, or $1.93 per diluted share, as compared to net earnings of $1.967 billion, or $1.74 per diluted share for the same period in the prior fiscal year, representing an increase of 9 percent and 11 percent, respectively. Net earnings for the nine months ended January 29, 2010 included after-tax restructuring and certain litigation charges, net that decreased net earnings by $366 million. Net earnings for the nine months ended January 23, 2009 included after-tax restructuring, certain litigation and IPR&D charges that decreased net earnings by $325 million. See further discussion of these charges in the “Restructuring, Certain Litigation and IPR&D Charges” section of this management’s discussion and analysis. The increase in net earnings for the nine months ended January 29, 2010 was driven primarily by an increase in net sales.

The nine months ended January 29, 2010 contained forty weeks, one more week than the nine months ended January 23, 2009.

The table below illustrates net sales by operating segment for the three and nine months ended January 29, 2010 and January 23, 2009:

	Three months ended			Nine months ended
(in millions)	January 29, 2010	January 23, 2009	% Change	January 29, 2010	January 23, 2009	% Change
Cardiac Rhythm Disease Management	$1,243	$1,169	6%	$3,858	$3,714	4%
Spinal	842	832	1	2,619	2,520	4
CardioVascular	722	565	28	2,107	1,792	18
Neuromodulation	394	354	11	1,151	1,045	10
Diabetes	311	277	12	905	818	11
Surgical Technologies	239	207	15	690	622	11
Physio-Control	100	90	11	291	259	12
Total Net Sales	$3,851	$3,494	10%	$11,621	$10,770	8%

Net sales for the three and nine months ended January 29, 2010 were $3.851 billion and $11.621 billion, an increase of 10 percent and 8 percent, respectively, from the same periods in the prior fiscal year. Foreign currency translation had a favorable/(unfavorable) impact of $144 million and $(19) million on net sales for the three and nine months ended January 29, 2010, respectively, when compared to the same periods in the prior fiscal year. The net sales increase for the three and nine months ended January 29, 2010 was driven by sales growth in all operating segments including double digit sales growth in the CardioVascular, Neuromodulation, Diabetes, Surgical Technologies and Physio-Control operating segments. Sales outside the United States were $1.615 billion and $4.696 billion, respectively, for the three and nine months ended January 29, 2010, an increase of 22 percent and 13 percent, respectively, from the same periods in the prior fiscal year. Growth outside the U.S. continued to be positive, where five of our operating segments had double digit growth rates for both the three and nine months ended January 29, 2010. See our discussion in the “Net Sales” section of this management’s discussion and analysis for more information on the results of our significant operating segments.

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

The Company’s overall tax rate including the tax impact of restructuring and certain litigation charges, net resulted in an effective tax rate of 21.80 percent and 21.57 percent for the three and nine months ended January 29, 2010, respectively. Excluding the impact of the restructuring and certain litigation charges, net for the three and nine months ended January 29, 2010, our operational and tax strategies have resulted in a non-GAAP nominal tax rate of 21.80 percent and 20.98 percent, respectively, versus the U.S. Federal statutory rate of 35.0 percent. An increase in our nominal tax rate of 1 percent would result in an additional income tax provision for the three and nine months ended January 29, 2010 of approximately $11 million and $32 million, respectively. See discussion of the tax rate and the tax adjustments in the “Income Taxes” section of this management’s discussion and analysis.

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

The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our condensed consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows. Goodwill was $8.230 billion and $8.195 billion as of January 29, 2010 and April 24, 2009, respectively.

Other intangible assets consist primarily of purchased technology, patents, and trademarks which are amortized using the straight-line or accelerated basis, as appropriate, over their estimated useful lives, ranging from 3 to 20 years. As of January 29, 2010, all of our intangible assets have definite lives and are amortized on a straight-line basis. We review these intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. Other intangible assets, net of accumulated amortization, was $2.289 billion and $2.477 billion as of January 29, 2010 and April 24, 2009, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

PENDING ACQUISITION

On January 25, 2010 we announced the signing of a definitive agreement to acquire Invatec, S.p.A (Invatec), a developer of innovative medical technologies for the interventional treatment of cardiovascular disease, and two affiliated companies. The two affiliated companies include Fogazzi, the provider of polymer technology to Invatec, and Krauth Cardiovascular, an exclusive distributor of Invatec products in Germany. The terms of the transaction include an initial upfront payment of $350 million plus additional payments of up to $150 million contingent upon achievement of certain milestones. The transaction is expected to close in the fourth quarter of fiscal year 2010 and is contingent upon regulatory approval in certain jurisdictions.

ACQUISITIONS

Three and nine months ended January 29, 2010

In August 2009, we acquired certain intangible assets related to the distribution of coronary products within the CardioVascular Japan business. In connection with the acquisition, we recorded $29 million of intangible assets with an estimated useful life of five years.

Three and nine months ended January 23, 2009

During the third quarter of fiscal year 2009, we acquired all of the shares of CryoCath Technologies Inc. (CryoCath). Under the terms of the agreement announced in September 2008, CryoCath shareholders received $8.75 Canadian dollars per share in cash for each share of CryoCath common stock that they owned. Total consideration for the transaction, net of cash acquired, was approximately $352 million U.S. dollars including the purchase of all outstanding CryoCath common stock, the assumption and settlement of existing CryoCath debt and the payment of direct acquisition costs. CryoCath develops cryotherapy products to treat cardiac arrhythmias. CryoCath’s Arctic Front product is a minimally invasive cryo-balloon catheter designed specifically to treat atrial fibrillation and is currently approved in certain markets outside the U.S.

In July 2008, we acquired Restore Medical, Inc. (Restore). Under the terms of the agreement, Restore shareholders received $1.60 per share in cash for each share of Restore common stock they owned. Total consideration for the transaction, net of cash acquired, was approximately $29 million. Restore’s Pillar Palatal Implant System provides us with a minimally invasive, implantable medical device used to treat the soft palate component of sleep breathing disorders, including mild to moderate obstructive sleep apnea and snoring.

The pro forma impact of the CryoCath and Restore acquisitions was not significant, individually or in the aggregate, to our results for the three and nine months ended January 23, 2009. The results of operations related to each company have been included in our consolidated statements of earnings since the date each company was acquired.

In addition to the acquisitions disclosed above, we periodically acquire certain tangible or intangible assets in transactions that do not otherwise warrant separate disclosure. These transactions are largely reflected in the condensed consolidated statements of cash flows as a component of investing activities under purchase of intellectual property.

NET SALES

The table below illustrates net sales by product line and operating segment for the three and nine months ended January 29, 2010 and January 23, 2009:

	Three months ended			Nine months ended
(in millions)	January 29, 2010	January 23, 2009	% Change	January 29, 2010	January 23, 2009	% Change
Defibrillation Systems	$756	$694	9%	$2,286	$2,182	5%
Pacing Systems	459	457	—	1,492	1,489	—
Other	28	18	56	80	43	86
CARDIAC RHYTHM DISEASE MANAGEMENT	1,243	1,169	6	3,858	3,714	4
Core Spinal	630	627	—	1,968	1,896	4
Biologics	212	205	3	651	624	4
SPINAL	842	832	1	2,619	2,520	4
Coronary	386	296	30	1,108	960	15
Endovascular	120	99	21	359	281	28
Structural Heart	216	170	27	640	551	16
CARDIOVASCULAR	722	565	28	2,107	1,792	18
NEUROMODULATION	394	354	11	1,151	1,045	10
DIABETES	311	277	12	905	818	11
SURGICAL TECHNOLOGIES	239	207	15	690	622	11
PHYSIO-CONTROL	100	90	11	291	259	12
TOTAL	$3,851	$3,494	10%	$11,621	$10,770	8%

Net sales for the three and nine months ended January 29, 2010 were favorably/(unfavorably) impacted by foreign currency translation of $144 million and $(19) million, respectively, when compared to the same periods of the prior fiscal year. The primary exchange rate movements that impacted our consolidated net sales growth were the U.S. dollar as compared to the Euro and the Japanese Yen. The impact of foreign currency fluctuations on net sales was not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q and Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 24, 2009 for further details on foreign currency instruments and our related risk management strategies.

Cardiac Rhythm Disease Management

CRDM products consist primarily of pacemakers, implantable defibrillators, leads and delivery systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation (AF) and information systems for the management of patients with our CRDM devices. CRDM net sales for the three and nine months ended January 29, 2010 were $1.243 billion and $3.858 billion, an increase of 6 percent and 4 percent, respectively, when compared to the same periods of the prior fiscal year. Foreign currency translation had a favorable/(unfavorable) impact on net sales for the three and nine months ended January 29, 2010 of approximately $54 million and $(7) million, respectively, when compared to the same periods of the prior fiscal year.

Worldwide net sales of Defibrillation Systems, our largest product line, for the three and nine months ended January 29, 2010 were $756 million and $2.286 billion, an increase of 9 percent and 5 percent, respectively, when compared to the same periods of the prior fiscal year. Foreign currency translation had a favorable/(unfavorable) impact on net sales growth of approximately $28 million and $(8) million for the three and nine months ended January 29, 2010, respectively, when compared to the same periods of the prior fiscal year. The increase is primarily the result of net sales growth within our Vision 3D portfolio, specifically from worldwide sales of Secura implantable cardioverter defibrillators (ICDs) and Consulta cardiac resynchronization therapy-defibrillators (CRT-Ds). We continue to see a shift in product mix toward CRT-Ds. Both the Secura ICDs and Consulta CRT-Ds feature OptiVol Fluid Status Monitoring (OptiVol) and Conexus wireless technology which allows for remote transfer of patient data and enables easier communication between the implanted device and programmer at the time of implant, during follow-up in a clinician’s office or remotely using a patient home monitor. Additionally, net sales in the U.S. for the three months and nine months ended January 29, 2010 were positively impacted by the Attain Ability left-heart lead. The Attain Ability left-heart lead, which became commercially available in the U.S. in the first quarter of fiscal year 2010, offers a thin lead body, providing physicians a tool to deliver therapy to hard-to-reach areas of the heart in heart failure patients.

Pacing Systems net sales for the three and nine months ended January 29, 2010 were $459 million and $1.492 billion, respectively. Net sales for the three and nine months ended January 29, 2010 were flat when compared to the same periods of the prior fiscal year. Foreign currency translation had a favorable impact on net sales growth of approximately $25 million for the three months ended, but did not have a significant impact on net sales for the nine months ended January 29, 2010, when compared to the same periods of the prior fiscal year. Net sales remained flat for the three and nine months ended January 29, 2010 primarily as a result of modest growth outside the U.S. in the Adapta family of pacemakers, but was offset by continued pressure in the Japan market as a result of the Kappa/Sigma field action that was announced in early fiscal year 2010. The Adapta family of pacemakers incorporates several automatic features to help physicians improve pacing therapy and streamline the patient follow-up process, potentially minimizing the amount of time spent in a physician’s office. Adapta offers Managed Ventricular Pacing, or MVP, which is an atrial based pacing mode that significantly reduces unnecessary pacing in the right ventricle while providing the safety of a dual chamber backup if necessary. Clinical studies have suggested that reducing this unnecessary pacing in the right ventricle may decrease the risk of developing heart failure and atrial fibrillation, a potentially life-threatening irregular heartbeat.

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

•

The future regulatory and market approval of our Protecta SmartShock (Protecta) family of devices. The Protecta portfolio will leverage the already established Vision 3D platform to deliver a full suite of single, dual and triple chamber defibrillators that represent a significant new technology that should provide a meaningful reduction in shocks. We expect to launch Protecta worldwide in the first half of fiscal year 2011.

•

Increased use in the U.S. of devices with OptiVol, which was granted reimbursement effective January 1, 2009. OptiVol is found on certain Medtronic CRT-Ds and ICDs and uses low electrical pulses that travel across the thoracic cavity to measure the level of resistance, indicating fluid in the chest, which is a common symptom of heart failure. OptiVol’s ability to measure fluid status trends over time can provide important insights that are used in conjunction with ongoing monitoring of other patient symptoms.

•

The launch and acceptance of Magnetic Resonance Imaging (MRI) safe pacing systems. In November 2008, we launched our first generation MRI safe pacing system, EnRhythm MRI SureScan pacing system (EnRhythm MRI) in certain European countries. EnRhythm MRI was the first pacemaker system to be developed and tested specifically for safe use in MRI machines under specified scanning conditions. In the first half of fiscal year 2011 we expect to launch Advisa DR MRI our next generation MRI pacing system in Europe and Revo MRI, our first generation MRI pacing system in the U.S. Both Advisa DR MRI and Revo MRI are designed to address and mitigate interactions between the pacing system and the magnetic resonance environment.

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

•

The continued integration of our recent investments in what we believe are two breakthrough atrial fibrillation therapy systems. In November 2008, we acquired CryoCath, a medical technology company that develops cryotherapy products to treat cardiac arrhythmias. CryoCath’s Arctic Front product is a minimally invasive cryo-balloon catheter designed specifically to treat atrial fibrillation and is currently approved in certain markets outside the U.S. Arctic Front is expected to launch in the U.S. in the first half of fiscal year 2011. In addition, in February 2009 we acquired Ablation Frontiers, Inc. (Ablation Frontiers), a company that develops radiofrequency (RF) ablation solutions for treatment of atrial fibrillation. Ablation Frontiers’ system of ablation catheters and RF generator is currently approved in certain markets outside the U.S. and is anticipated to launch in the U.S. in the second half of fiscal year 2011.

•

Our ability to grow consistently with the market. Our growth in CRDM has been and will continue to be contingent upon continued market growth and our ability to increase or maintain our market position. The current CRDM market is characterized by pricing pressures and significant competition, and through the third quarter of fiscal year 2010, we believe that Medtronic’s growth was stable compared to the overall market.

Spinal

Spinal products include thoracolumbar, cervical, neuro monitoring, surgical access, bone graft substitutes and biologic products. Spinal net sales for the three and nine months ended January 29, 2010 were $842 million and $2.619 billion, an increase of 1 percent and 4 percent, respectively, when compared to the same periods of the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three months ended January 29, 2010 of approximately $17 million, but did not have a significant impact on net sales for the nine months ended January 29, 2010, when compared to the same periods of the prior fiscal year.

Core Spinal net sales for the three and nine months ended January 29, 2010 were $630 million and $1.968 billion, respectively. Net sales for the three months ended January 29, 2010 were flat in comparison to the same period of the prior fiscal year, and net sales for the nine months ended January 29, 2010 increased 4 percent, in comparison to the same period of the prior fiscal year. Modest growth in the periods was primarily driven by continued acceptance of our products for the thoracolumbar region of the spine. Thoracolumbar net sales increased for the three and nine months ended January 29, 2010 primarily because of worldwide net sales of the CD Horizon Legacy (CD HORIZON) and TSRH family of products. Net sales modestly increased in the U.S for both the three and nine months ended January 29, 2010 primarily because of the CD HORIZON Legacy Percutaneous screws and PEEK Rod Systems. CD HORIZON is designed to provide procedural solutions for degenerative, deformity or trauma applications using color coded implants, unique minimally invasive instruments and ergonomic designs. Our market share in the Core Spinal business continues to experience pressure from the proliferation of smaller, public and privately held companies competing in the market. Core Spinal net sales growth outside the U.S. for both the three and nine months ended January 29, 2010 was positively impacted from having sales from our joint venture with Shandong Weigao Group Medical Polymer Company Limited (Weigao) during these periods. The joint venture, which distributes Medtronic’s spinal products and Weigao’s orthopedic products in China, commenced operations at the end of the second quarter of fiscal year 2009. In addition, net sales growth was negatively impacted by the decrease in demand for Kyphon Balloon Kyphoplasty (BKP). We believe growth was negatively impacted by the vertebroplasty articles in the New England Journal of Medicine.

Biologics net sales for the three and nine months ended January 29, 2010 were $212 million and $651 million, an increase of 3 percent and 4 percent, respectively, when compared to the same periods of the prior fiscal year. The increase in net sales for the three months and nine months ended January 29, 2010 is mainly due to the modest growth in sales of INFUSE Bone Graft and strong growth in other biologics, including MasterGraft and Progenix products. INFUSE Bone Graft contains a recombinant human morphogenetic protein, or rhBMP-2, that induces the body to grow its own bone, eliminating the need for a painful second surgery to harvest bone from elsewhere in the body. INFUSE bone graft is indicated for use in spinal fusion with certain Medtronic titanium interbody fusion devices for single level lumbar degenerative disc disease; for acute, open tibial shaft fractures stabilized with IM nail fixation within 14 days of the initial fracture; and as an alternative to autogenous bone graft for sinus augmentations and for localized ridge augmentations for defects associated with extraction sockets.

Looking ahead, we expect our Spinal operating segment should be impacted by the following:

•	Continued acceptance of our products for stabilization of the thoracolumbar region of the spine, including the CD HORIZON LEGACY, MAST and PEEK Rod Systems.

•

Continued acceptance of the TSRH 3Dx Spinal System, which was launched in November 2009. The TSRH 3Dx Spinal System offers two screws designed to address multiple pathologies. The Multi Planar Adjusting Screw option provides surgeons a variable angle posted screw for targeted, controlled correction maneuvers. The OSTEOGRIP Screw enhances bone fixation by incorporating a dual-lead thread pattern that reduces toggle at the bone-screw interface. This next generation pedicle screw system includes competitive differentiating technology for addressing multiple spinal pathologies, from degenerative disc disease to spinal deformity.

•

Improved procedural integration of our thoracolumbar and cervical fixation and interbody implant products with proprietary NIM neuro monitoring technologies and MAST Quadrant and METRx access technologies.

•

Full launch of the Solera Legacy products. At the end of the second quarter of fiscal year 2010, we began a limited launch and anticipate the full roll-out of these products in fiscal year 2011. The full impact on net sales from this launch will build over the next six quarters.

•

Continued and future acceptance of our BKP technology. We believe growth continues to be negatively impacted by the vertebroplasty articles in the New England Journal of Medicine. In addition, we anticipate a potential new competitor entrance to the U.S. marketplace.

Future growth opportunities will be supported by the anticipated launch of high pressure balloons and syringes, curettes, and fixation materials in fiscal years 2010 and 2011. In addition, the KYPHON Cement Delivery System (CDS) was launched in the U.S. in September 2009. CDS allows physicians to keep a farther distance from the radiation source during the cement delivery phase than with Medtronic’s current delivery system used in the balloon kyphoplasty procedure. It allows for the delivery of KYPHON HV-R Bone Cement with one-handed operation, preserving some tactile feel during delivery with the ability to halt bone cement flow on demand with the quick-release button. Additionally, we expect a positive impact from regulatory clearance and reimbursement approval for BKP in Japan during late fiscal year 2010 and early fiscal year 2011, respectively.

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

•	Continued challenges presented by the complex legal and regulatory environment confronting the medical device industry.

CardioVascular

CardioVascular products consist of coronary and peripheral stents and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, tissue ablation systems and open heart and coronary bypass grafting surgical products. CardioVascular net sales for the three and nine months ended January 29, 2010 were $722 million and $2.107 billion, an increase of 28 percent and 18 percent, respectively, when compared to the same periods in the prior fiscal year. Foreign currency translation had a favorable/(unfavorable) impact on net sales for the three and nine months ended January 29, 2010 of approximately $39 million and $(5) million, respectively, when compared to the same periods of the prior fiscal year.

Coronary net sales for the three and nine months ended January 29, 2010 were $386 million and $1.108 billion, an increase of 30 percent and 15 percent, respectively, when compared to the same periods in the prior fiscal year. The increase in net sales for the three and nine months ended January 29, 2010 was primarily the result of the recent launch of Endeavor in Japan, strong sales of Endeavor in the U.S. and strong sales of Endeavor and the Resolute drug-eluting stent outside the U.S. Endeavor and Resolute generated worldwide revenue of $198 million and $580 million for the three and nine months ended January 29, 2010, respectively. In addition, in August 2009 we entered into a buyout agreement with our coronary distributor in Japan. In order to settle a preexisting relationship with this distributor, a revenue reversal of $18 million was recorded in the first quarter of fiscal year 2010 related to inventory previously sold to the distributor.

Endovascular net sales for the three and nine months ended January 29, 2010 were $120 million and $359 million, an increase of 21 percent and 28 percent, respectively, when compared to the same periods in the prior fiscal year. The increase in net sales for the three and nine months ended January 29, 2010 was primarily driven by increased sales in the Endurant Abdominal Stent Graft System outside the U.S. The Endurant Abdominal Stent Graft System expands the applicability of endovascular aortic repair to more patients with abdominal aortic aneurysms (AAA) by addressing those AAA patients whose aortas are highly angulated. The Endurant Abdominal Stent Graft System also enables treatment of patients with small or tortuous iliac arteries due to lower crossing profile of the delivery system.

Structural Heart Disease net sales for the three and nine months ended January 29, 2010 were $216 million and $640 million, an increase of 27 percent and 16 percent, respectively, when compared to the same periods in the prior fiscal year. The increase in net sales for the three and nine months ended January 29, 2010 was primarily due to growth outside the U.S. from our CoreValve transcatheter valve, tissue surgical valves and cannulae products.

Looking ahead, we expect our CardioVascular operating segment should be impacted by the following:

•

Continued acceptance of Endeavor in the Japan market. Endeavor received approval by the Japanese Ministry of Health, Labor and Welfare in fiscal year 2009 and was launched in Japan in the first quarter of fiscal year 2010. We anticipate increased competition in the Japan marketplace as a result of two competitive product approvals in January.

•

Continued acceptance of Resolute in markets outside the U.S. Resolute combines the proven drug and stent components of Endeavor with Biolinx, a proprietary biocompatible polymer specifically engineered for drug-eluting stent use. Biolinx facilitates the slower elution of Zotarolimus while providing excellent biocompatibility. The design goal of Resolute is enhanced safety and efficacy in the most complex lesions and patients.

•

Launch of new Integrity bare metal coronary stent in Western Europe. Integrity features a unique laser fused sinusoidal technology that is designed to significantly improve flexibility and conformability compared to Driver and other technologies.

•

Further growth in the U.S. and Japan from the Talent Thoracic Stent Graft System, which was initially released in the first quarter of fiscal year 2009 and the first quarter of fiscal year 2010, respectively.

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

•

Continued integration of Ventor Technologies Ltd. (Ventor) and CoreValve, Inc. (CoreValve) into our CardioVascular operating segment. We acquired Ventor and CoreValve in the fourth quarter of fiscal year 2009. Both Ventor and CoreValve are medical technology companies that develop transcatheter heart valve technologies for replacement of the aortic valve. CoreValve’s Percutaneous Revalving System has received CE Mark approval and is currently available outside the U.S., while Ventor is in development stage and does not yet have a product commercially available. We expect these acquisitions will allow us to pursue opportunities that have natural synergies with our existing CardioVascular operating segment and leverage our global footprint.

•

Our ability to consistently grow with the drug-eluting stent market. Our growth in this market has been and will continue to be contingent upon continued market growth and our ability to increase or maintain market share upon the entrance of competitors’ products into the marketplace.

Neuromodulation

Neuromodulation products consist of implantable neurostimulation therapies and drug delivery devices for the treatment of chronic pain, movement disorders, obsessive-compulsive disorder (OCD), overactive bladder and gastroparesis, as well as a device used to treat enlarged prostate. Neuromodulation net sales for the three and nine months ended January 29, 2010 were $394 million and $1.151 billion, an increase of 11 percent and 10 percent, respectively, when compared to the same periods in the prior fiscal year. Foreign currency translation had a favorable/(unfavorable) impact on net sales for the three and nine months ended January 29, 2010 of approximately $13 million and $(3) million, respectively, when compared to the same periods of the prior fiscal year.

Neuromodulation net sales for the three and nine months ended January 29, 2010 were driven by increased worldwide sales of InterStim and Medtronic Deep Brain Stimulation (DBS) Therapies, with ongoing momentum from Activa PC and Activa RC neurostimulator sales in Europe and the first quarter fiscal year 2010 launch in the U.S.

Looking ahead, we expect our Neuromodulation operating segment should be impacted by the following:

•

Market leadership as a result of having a comprehensive portfolio of primary cell and rechargeable neurostimulation systems, including surgical and percutaneous leads used in spinal cord stimulation. The portfolio of products includes the RestoreULTRA system offering an innovative patient programmer that allows patients to customize their pain control.

•

Our ability to consistently grow with the Pain Stimulation market, which is characterized by significant competition. We remain focused on a number of key initiatives in the areas of sales performance and therapy adoption growth, which we expect will sustain our market leadership.

•

Continued and future acceptance of our current indications for Medtronic DBS Therapy for the treatment of the most common movement disorders, OCD, as well as a planned indication for epilepsy, which is now under review by the U.S. Food and Drug Administration (FDA). The DBS Therapy portfolio includes Activa PC, our smallest and most advanced primary cell battery, and Activa RC, the therapy’s first rechargeable device. We continue to educate neurologists and the patient population on the treatment options that Medtronic DBS Therapy offers them.

•

Continued acceptance of InterStim Therapy for the treatment of the symptoms of overactive bladder and urinary retention. InterStim Therapy for Bowel Control is also approved in Europe and is pending FDA approval in the U.S.

•	Continued leadership in the Intrathecal Drug Delivery market as we anticipate future competition.

Diabetes

Diabetes products consist of external insulin pumps and related consumables (together referred to as Durable Pump Systems) and subcutaneous continuous glucose monitoring (CGM) systems. Diabetes net sales for the three and nine months ended January 29, 2010 were $311 million and $905 million, an increase of 12 percent and 11 percent, respectively, when compared to the same periods of the prior fiscal year. Foreign currency translation had a favorable/(unfavorable) impact on net sales for the three and nine months ended January 29, 2010 of approximately $11 million and $(5) million, respectively, when compared to the same periods of the prior fiscal year.

Durable Pump Systems net sales for the three and nine months ended January 29, 2010 were $268 million and $777 million, an increase of 10 percent and 7 percent, respectively, when compared to the same periods of the prior fiscal year. For the three and nine months ended January 29, 2010, the increase in net sales resulted from demand in the U.S. for the MiniMed Paradigm REAL-Time System and the increase in worldwide net sales of related consumables. The MiniMed Paradigm REAL-Time System integrates CGM and insulin delivery. Additionally, net sales outside the U.S. were positively impacted from the third quarter launch of the MiniMed Paradigm Veo System. Net sales of CGM systems and other accessories for the three and nine months ended January 29, 2010 were $43 million and $128 million, an increase of 25 percent and 41 percent, respectively, when compared to the same periods of the prior fiscal year. Growth for each period was primarily driven by strong acceptance of CGM systems worldwide. Additionally, net sales for the nine month period were to some extent negatively impacted by the July 2009 recall of specific lots of Quick-set infusion sets that are used with MiniMed Paradigm insulin pumps. The recall was initiated because the affected infusion sets may not allow the insulin pump to vent air pressure properly, which could potentially result in the device delivering too much or too little insulin. During the second quarter of fiscal year 2010, we reached settlements with the suppliers involved in the recall. We do not anticipate the recall having a significant impact to total net sales for fiscal year 2010.

Looking ahead, we expect our Diabetes operating segment should be impacted by the following:

•	Continued acceptance from both physicians and patients of insulin-pump therapy and CGM therapy.

•

The continued acceptance and expanded launch of a series of new insulin pumps, including the MiniMed Paradigm Veo System, which offers low glucose suspend that assists in protecting against the risk of hypoglycemia by automatically suspending insulin delivery when glucose falls below a specified threshold set by the user. The MiniMed Paradigm Veo System was launched in select markets in Asia and Europe in the third quarter of fiscal year 2010 and will continue to be launched throughout Asia and Europe in the fourth quarter of fiscal year 2010. In addition, the next MiniMed Paradigm REAL-Time System is expected to be launched in the U.S. in the first half of calendar year 2010. The launch of this system will extend our line of sensor-augmented therapy options available on the market.

•	Continued acceptance and improved reimbursement of CGM technologies, which provide patients and physicians valuable insight into glucose levels.

•	Our ability to increase or maintain market share through the successful introduction of future products within the competitive pump market.

•

Potential stagnation in consumer spending. Given the elective nature of an insulin pump and CGM for the management of diabetes and the possible high out-of-pocket costs to the customer, there is potential exposure to macroeconomic pressures which could negatively impact the near-term sales growth within Diabetes.

Surgical Technologies

Surgical Technologies products are used to treat conditions of the ear, nose and throat (ENT), and certain neurological disorders. Additionally, we manufacture and sell image-guided surgery systems and intra-operative imagining systems. Our portfolio consists of powered tissue-removal systems and other microendoscopy instruments, implantable devices, nerve monitoring systems, disposable fluid-control products, a Ménière’s disease therapy device, hydrocephalus shunt devices, external drainage systems, cranial fixation devices, neuroendoscopes, dura repair products and image-guided surgery (IGS) systems. Surgical Technologies net sales for the three and nine months ended January 29, 2010 were $239 million and $690 million, an increase of 15 percent and 11 percent, respectively, when compared to the same periods of the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three months ended January 29, 2010 of approximately $7 million, but did not have a significant impact on net sales for the nine months ended January 29, 2010.

Surgical Technologies net sales for the three and nine months ended January 29, 2010, were driven by strong performance worldwide in nerve monitoring products, power disposables and the continued success of the Fusion EM IGS System in the U.S., which is an advanced electromagnetic-based image-guided surgery system to facilitate sinus surgeries. Additionally, net sales for the three and nine months ended January 29, 2010 increased as a result of service revenue in the U.S. and the continued adoption of the O-Arm Imaging System outside the U.S. The O-Arm Imaging System is a multi-dimensional surgical imaging platform that is optimized for use in spine and orthopedic surgery.

Looking ahead, we expect our Surgical Technologies operating segment should be impacted by the following:

•	Continued acceptance in the U.S. of our Fusion EM IGS System.

•

Continued acceptance of the StealthStation S7 System and the Synergy Cranial 2.0 software, which were both launched in fiscal year 2009. The Synergy Cranial 2.0 software completed the software offering for cranial procedures on the StealthStation S7 System hardware platform. In addition, we look forward to the future acceptance of the Synergy Cranial 2.1 software, which was launched in the second quarter of fiscal year 2010.

•	Continued adoption of power systems for sinus procedures outside the U.S., as well as continued global adoption of nerve monitoring for ENT and thyroid procedures.

•

Future acceptance of new products, including NIM 3.0, a next generation nerve monitoring system, which we launched in the first quarter of fiscal year 2010 and the MR7 Pneumatic Drill, which were launched in the second quarter of fiscal year 2010.

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

COSTS AND EXPENSES

The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended		Nine months ended
	January 29, 2010	January 23, 2009	January 29, 2010	January 23, 2009
Cost of products sold	23.7%	24.3%	24.1%	24.0%
Research & development	8.9	9.6	9.3	9.2
Selling, general & administrative	34.5	36.0	34.6	35.6
Restructuring	—	—	0.5	0.9
Certain litigation charges, net	—	—	3.2	2.5
IPR&D	—	2.1	—	0.8
Other expense, net	3.8	1.4	3.2	3.2
Interest expense, net	1.5	1.1	1.5	1.2

Cost of Products Sold

Cost of products sold for the three and nine months ended January 29, 2010, as a percent of net sales, decreased 0.6 of a percentage point for the three months ended January 29, 2010 and increased 0.1 of a percentage point for the nine months ended January 29, 2010. Cost of products sold as a percent of net sales in the three months ended January 29, 2010 was primarily impacted by favorable margin variances due to a shift in product mix. Cost of products sold as a percent of net sales in the nine months ended January 29, 2010 was negatively impacted by 0.5 of a percentage point from foreign currency adjustments, offset by 0.4 of a percentage point in favorable margin variances, the majority of which was due to the launch of Endeavor in Japan.

Research and Development

Consistent with prior periods, we have continued to invest in the future by spending aggressively on research and development efforts. For the three and nine months ended January 29, 2010, research and development spending was $344 million and $1.083 billion, or 8.9 percent and 9.3 percent of net sales, respectively, which both include a negative 30 basis point impact due to foreign currency translation. Research and development spending for the three and nine months ended January 23, 2009 was $337 million and $987 million, or 9.6 percent and 9.2 percent of net sales, respectively. We remain committed to developing technological enhancements and new indications for existing products, and less invasive and new technologies to address unmet medical needs. That commitment leads to our initiation and participation in numerous clinical trials. Furthermore, we expect our development activities to help reduce patient care costs and the length of hospital stays in the future. In addition to our investment in research and development, we continue to access new technologies in areas served by our existing businesses, as well as in new areas, through acquisitions, licensing agreements, alliances and certain strategic equity investments.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended January 29, 2010, as a percent of net sales decreased by 1.5 percent to 34.5 percent, as compared to the same period of the prior fiscal year. For the nine months ended January 29, 2010, there was a decrease as a percent of net sales of 1.0 percent to 34.6 percent, as compared to the same period of the prior fiscal year. For the three and nine months ended January 29, 2010, our initiatives to leverage our cost structure helped reduce selling, general and administrative expense. This decrease was partially offset by an increase in legal expenses driven by an increasing amount of government scrutiny on the medical device industry during the nine months ended January 29, 2010 as compared to the same period of the prior fiscal year.

Restructuring, Certain Litigation and IPR&D Charges

Restructuring, certain litigation and IPR&D charges for the three and nine months ended January 29, 2010 and January 23, 2009 were as follows:

	Three months ended		Nine months ended
(in millions)	January 29, 2010	January 23, 2009	January 29, 2010	January 23, 2009
Restructuring charges	$—	$—	$69	$96
Certain litigation charges, net	—	—	374	266
IPR&D charges	—	72	—	90
Total restructuring, certain litigation and IPR&D charges	—	72	443	452
Net tax impact of restructuring, certain litigation and IPR&D charges	—	—	(77)	(127)
Total restructuring, certain litigation and IPR&D charges, net of tax	$—	$72	$366	$325

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

In connection with the fiscal year 2009 initiative, as of the end of the first quarter of fiscal year 2010, we had identified approximately 1,500 positions for elimination which will be achieved through early retirement packages offered to employees, voluntary separation and involuntary separation. Of these 1,500 positions, approximately 1,300 positions had been eliminated as of January 29, 2010. The fiscal year 2009 initiative is scheduled to be substantially complete by the end of the first quarter of fiscal year 2011 and is expected to produce annualized operating savings of approximately $125 million. These savings will arise mostly from reduced compensation expense.

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

In connection with the global realignment initiative, as of the end of the first quarter of fiscal year 2009, we had identified approximately 900 positions for elimination which were achieved through both voluntary and involuntary separation. As of January 29, 2010 the restructuring initiatives were substantially complete and are expected to produce annualized operating savings of approximately $96 million. These savings will arise mostly from reduced compensation expense.

Certain Litigation Charges, Net

We classify material litigation reserves and gains recognized as certain litigation charges, net. During the three months ended January 29, 2010, we did not incur any certain litigation charges, net. During the nine months ended January 29, 2010, we recorded certain litigation charges, net of $374 million related to settlements with Abbott Laboratories (Abbott) and W.L. Gore & Associates (Gore). The Abbott settlement accounted for $444 million in litigation charges and the Gore settlement accounted for a $70 million certain litigation gain. The Abbott settlement related to the global resolution of all outstanding intellectual property litigation. The terms of the agreement stipulate that neither party will sue each other in the field of coronary stent and stent delivery systems for a period of at least 10 years, subject to certain conditions. Both parties also agreed to a cross-license of the disputed patents within the defined field. The $444 million settlement amount included a $400 million payment made to Abbott and a $42 million success payment made to evYsio Medical Devices, LLC (evYsio). In addition, a $2 million payment was made to evYsio in connection with an amendment to the parties’ existing agreement in order to expand the scope of the definition of the license field from evYsio. The Gore settlement related to the resolution of outstanding patent litigation related to selected patents in Medtronic’s Jervis and Wiktor patent families. The terms of the agreement stipulate that neither party will sue each other in the defined field of use, subject to certain conditions. We granted Gore a worldwide, irrevocable, non-exclusive license in the defined field of use. In addition and subject to certain conditions, Gore will pay us quarterly payments beginning in January 2010 through the fiscal quarter ending October 2018.

During the three months ended January 23, 2009, we did not incur any certain litigation charges, net. During the nine months ended January 23, 2009, we incurred certain litigation charges of $266 million. Of the amount recorded, $229 million relates to litigation with Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson (J&J). The Cordis litigation originated in October 1997 and pertains to patent infringement claims on previous generations of bare metal stents that are no longer on the market. The remainder of the certain litigation charge of $37 million relates to costs for the settlement of litigation that originated in May 2006 with Fastenetix LLC (Fastenetix), a patent holding company. The agreement reached with Fastenetix required a total cash payment of $125 million for the settlement of ongoing litigation and the purchase of patents. Of the $125 million, $37 million was assigned to past damages in the case and the remaining $88 million was recorded as purchased intellectual property that had an estimated useful life of 7 years.

IPR&D Charges

During the three and nine months ended January 29, 2010, we did not incur any IPR&D charges.

During the three months ended January 23, 2009, we recorded $72 million of IPR&D charges related to technology acquired through the purchase of CryoCath that had not yet reached technological feasibility and had no future alternative use.

During the nine months ended January 23, 2009, we recorded $90 million of IPR&D charges of which $72 million related to CryoCath and $18 million related to the purchase of certain intellectual property for use in our Spinal operating segment. These payments were expensed as IPR&D since technological feasibility of the underlying project had not yet been reached and such technology has no future alternative use.

Other Expense, Net

Other expense, net includes intellectual property amortization expense, royalty income and expense, realized equity security gains and losses, realized foreign currency transaction and derivative gains and losses and impairment charges on equity securities. Other expense, net for the three and nine months ended January 29, 2010 was $148 million and $372 million, respectively, compared to $50 million and $344 million, respectively, for the same periods in the prior fiscal year. The increase of $98 million for the three months ended January 29, 2010 was primarily due to the impact of foreign currency gains and losses. Total foreign currency losses recorded in the third quarter of fiscal year 2010 were $29 million compared to gains of $31 million in the same period of the prior fiscal year. Also contributing to the year-over-year increase was higher royalty expenses and reduced license payment receipts within our CardioVascular operating segment and increased amortization of intangible assets related to the acquisition of CoreValve. The increase of $28 million for the nine months ended January 29, 2010 was primarily due to an increase in royalty expense within our CardioVascular operating segment, an increase in the amortization of intangible assets related to the acquisitions of Ablation Frontiers and CoreValve, a decrease in Diabetes royalty income, partially offset by a $77 million decrease in foreign currency losses.

Interest Expense, Net

Interest expense, net includes interest earned on investments, interest paid on our borrowings, amortization of debt issuance costs, the net realized and unrealized gain or loss on trading securities and the net realized gain or loss on the sale or impairment of available-for-sale debt securities. For the three and nine months ended January 29, 2010, we had interest expense, net of $56 million and $176 million, respectively, as compared to interest expense, net of $37 million and $131 million for the same periods of the prior fiscal year. The increase in interest expense, net during the three and nine months ended January 29, 2010 was primarily the result of increased interest expense as we issued new debt in the fourth quarter of fiscal year 2009 and decreased interest income earned on our investments as interest rates decreased from the third quarter of fiscal year 2009.

INCOME TAXES

	Three months ended		Nine months ended
(dollars in millions)	January 29, 2010	January 23, 2009	January 29, 2010	January 23, 2009
Provision for income taxes	$232	$195	$590	$465
Effective tax rate	21.80%	21.87%	21.57%	19.10%
Impact of restructuring, certain litigation and IPR&D charges	—	(1.64)	(0.59)	1.41
Non-GAAP nominal tax rate (1)	21.80%	20.23%	20.98%	20.51%

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

Our effective tax rate for the three and nine months ended January 29, 2010 was 21.80 percent and 21.57 percent, respectively, compared to 21.87 percent and 19.10 percent, respectively, from the same periods of the prior fiscal year. The change in our effective tax rate for both the three and nine months ended January 29, 2010 was primarily due to the impact of restructuring, certain litigation and IPR&D charges, the impact of tax benefits derived from our international operations, and operational tax benefits discussed below. Our non-GAAP nominal tax rate for the three and nine months ended January 29, 2010 was 21.80 percent and 20.98 percent, respectively, compared to 20.23 percent and 20.51 percent for the same periods of the prior fiscal year. The change in the Company’s non-GAAP nominal tax rate for the three and nine months ended January 29, 2010 as compared to the same periods of the prior fiscal year was due to the impact of tax benefits derived from our international operations and operational tax benefits discussed below.

During the three months ended January 29, 2010, we recorded $7 million in operational tax benefits primarily associated with the finalization of our U.S. federal and certain of our foreign tax returns. During the same period of the prior fiscal year, we recorded $12 million in operational tax benefits for the finalization of the U.S. Federal and certain foreign tax returns and changes to uncertain tax position reserves. During the nine months ended January 29, 2010, we recorded a $16 million benefit which includes the $7 million benefit discussed above and a $9 million benefit associated with Irish research and development credit claims, the deductibility of a settlement expense, the finalization of certain tax returns and changes to uncertain tax position reserves. During the same period of the prior fiscal year, we recorded a $28 million benefit which included the $12 million benefit discussed above and a $16 million benefit associated with the retroactive renewal and extension of the research and development credit enacted by the Tax Extenders and Alternative Minimum Tax Relief Act of 2008. The $16 million tax benefit related to a retroactive adjustment for the first seven months of calendar year 2008. These tax adjustments are operational in nature and are recorded in provision for income taxes on the condensed consolidated statements of earnings.

As of January 29, 2010, there were no changes to significant unresolved matters with the U.S. Internal Revenue Service (IRS) or foreign tax authorities from what was previously disclosed in our Annual Report on Form 10-K for the year ended April 24, 2009.

See Note 15 to the condensed consolidated financial statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

(in millions)	January 29, 2010	April 24, 2009
Working capital	$4,185	$4,305
Current ratio*	2.1:1.0	2.4:1.0
Cash, cash equivalents and short-term investments	$2,292	$1,676
Long-term investments in debt and trading securities**	3,463	2,242
Cash, cash equivalents, short-term investments and long-term debt and trading securities	$5,755	$3,918
Short-term borrowings and long-term debt	$7,426	$6,775
Net cash position***	$(1,671)	$(2,857)

*	Current ratio is the ratio of current assets to current liabilities.
**	Long-term investments include debt securities with a maturity date greater than one year from the end of the period and trading securities.
***	Net cash position is the sum of cash, cash equivalents, short-term investments and long-term investments in debt and trading securities less short-term borrowings and long-term debt.

We believe our liquidity remains strong as of January 29, 2010 and our strong balance sheet and liquidity provide us with flexibility in the future. We believe our existing cash and investments, as well as our unused lines of credit and commercial paper capacity of $2.336 billion, if needed, will satisfy our foreseeable working capital requirements for at least the next twelve months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions. At January 29, 2010, our Standard and Poor’s Ratings Group and Moody’s Investors Service ratings remain unchanged as compared to the fiscal year ended April 24, 2009, with long-term debt ratings of AA- and A1, respectively, and strong short-term debt ratings of A-1+ and P-1.

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

When applicable, Note 20 to the condensed consolidated financial statements provides information regarding amounts we have accrued, if any, related to significant legal proceedings. In accordance with U.S. GAAP, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. For the nine months ended January 29, 2010, we have made significant payments related to certain legal proceedings. For information regarding these payments, refer to Note 16 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 24, 2009 and Note 5 of the current period’s condensed consolidated financial statements.

At January 29, 2010 and April 24, 2009, approximately $5.288 billion and $3.628 billion, respectively, of cash, cash equivalents, short-term investments and long-term investments in debt securities were held by our non-U.S. subsidiaries. These funds are available for use by worldwide operations; however, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would generally be subject to U.S. tax. As a result, we have not chosen to repatriate this cash but instead use cash generated from U.S. operations and short- and long-term borrowings to meet our U.S. cash needs. Long-term investments also include $154 million of cash invested in government securities held in an indemnification trust established for self-insurance coverage on our directors and officers. These investments are restricted and are the property of the trust and can only be used to indemnify or advance expenses related to claims against our directors and/or officers.

The IRS has issued guidance that expands the ability of a U.S. corporation to obtain financing from its foreign subsidiaries without the financing acting as a deemed repatriation of cash. At January 29, 2010, Medtronic, Inc., our parent corporation, had outstanding borrowings of approximately $300 million from one of our non-U.S. subsidiaries. The proceeds of this inter-company note were used to reduce short-term borrowings (and also reduced cash and short-term investments as of January 29, 2010). Subsequent to the quarter ended January 29, 2010, we repaid this inter-company note to our non-U.S. subsidiary using proceeds from short-term borrowings. None of these borrowings acted as a repatriation of cash to the U.S.

We have investments in marketable debt securities that are classified and accounted for as available-for-sale. Our debt securities include government securities, commercial paper, corporate debt securities, bank certificates of deposit and mortgage backed and other asset backed securities including auction rate securities. Market conditions continue to indicate significant uncertainty on the part of investors on the economic outlook for the U.S. and for financial institutions. This uncertainty has created reduced liquidity across the fixed income investment market, including certain securities in which we have invested. As a result, some of our investments have experienced reduced liquidity including unsuccessful monthly auctions for our auction rate security holdings. Although certain securities are illiquid, if we required capital we believe we could liquidate a substantial amount of our portfolio and incur no material impairment loss or borrow under our commercial paper program or lines of credit.

For the three and nine months ended January 29, 2010, other-than-temporary impairment losses on available-for-sale debt securities were $11 million and $28 million, respectively, of which $10 million and $17 million, respectively, were recognized in other comprehensive income resulting in $1 million and $11 million, respectively, of charges being recognized in earnings. In determining this other-than-temporary impairment loss, U.S. GAAP specifies that we consider a variety of factors, including the quality and estimated value of the underlying credit support for our holding and the financial condition and credit rating of the issuer in estimating the credit loss portion of other-than-temporary impairment losses. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recorded all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell before recovery of the amortized cost. However, as of January 29, 2010, we have $88 million of gross unrealized losses on our aggregate short-term and long-term available-for-sale debt securities of $4.265 billion; if market conditions continue to deteriorate further, some of these holdings may experience other-than-temporary impairment in the future which could have a material impact on our financial results. Management is required to use estimates and assumptions in its valuation of our investments, which requires a high degree of judgment, and therefore actual results could differ materially from those estimates. See Note 8 to the condensed consolidated financial statements for additional information regarding fair value measurements.

SUMMARY OF CASH FLOWS

	Nine months ended
(in millions)	January 29, 2010	January 23, 2009
Cash provided by (used in):
Operating activities	$2,894	$2,755
Investing activities	(2,045)	(1,245)
Financing activities	(681)	(1,217)
Effect of exchange rate changes on cash and cash equivalents	24	(70)
Net change in cash and cash equivalents	$192	$223

Operating Activities

Our net cash provided by operating activities was $2.894 billion for the nine months ended January 29, 2010 compared to $2.755 billion provided by operating activities for the nine months ended January 23, 2009. The $139 million increase in net cash provided by operating activities was primarily attributable to an increase in net earnings during the nine months ended January 29, 2010 compared to the nine months ended January 23, 2009.

Investing Activities

Our net cash used in investing activities was $2.045 billion for the nine months ended January 29, 2010 compared to $1.245 billion used in investing activities for the nine months ended January 23, 2009. The increase in cash used for investing activities in the nine months ended January 29, 2010 is primarily related to an increase in net purchases of marketable securities for the nine months ended January 29, 2010 compared to the nine months ended January 23, 2009, offset by a reduction in acquisition and intellectual property spending in comparison to the prior year which included the acquisition of CryoCath.

Financing Activities

Our net cash used in financing activities was $681 million for the nine months ended January 29, 2010 compared to $1.217 billion used in financing activities for the nine months ended January 23, 2009. The $536 million decrease in net cash used in financing activities was primarily attributable to an increase in short-term borrowings for the nine months ended January 29, 2010 compared to the nine months ended January 23, 2009. The increase in short-term borrowing was caused by an increase in commercial paper outstanding for legal settlement payments and share repurchases that occurred during the nine months ended January 29, 2010.

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

We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position or cash flows. Presented below is a summary of contractual obligations and other minimum commercial commitments as of January 29, 2010. See Notes 9 and 10 to the condensed consolidated financial statements for additional information regarding long-term debt and foreign currency contracts. See Note 15 to the condensed consolidated financial statements for additional information regarding accrued income tax obligations, which are not reflected in the table below.

	Maturity by Fiscal Year
(in millions)	Total	Remaining 2010	2011	2012	2013	2014	Thereafter
Contractual obligations related to off-balance sheet arrangements:
Foreign currency contracts (1)	$5,630	$2,470	$2,405	$755	$—	$—	$—
Operating leases (2)	314	33	84	61	44	36	56
Inventory purchases (3)	421	58	273	56	10	10	14
Commitments to fund minority investments/contingent acquisition consideration (4)	464	6	292	88	15	10	53
Interest payments (5)	1,263	91	173	131	131	95	642
Other (6)	194	26	48	46	22	18	34
Total	$8,286	$2,684	$3,275	$1,137	$222	$169	$799

Contractual obligations reflected in the balance sheet:
Long-term debt, including current portion (7)	$6,724	$—	$2,616	$32	$2,213	$563	$1,300
Capital leases	19	—	—	1	1	1	16
Total	$6,743	$—	$2,616	$33	$2,214	$564	$1,316

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

(4)

Certain commitments related to the funding of minority investments and/or previous acquisitions are contingent upon the achievement of certain product-related milestones and various other favorable operational conditions. While it is not certain if and/or when these payments will be made, the maturity dates included in this table reflect our best estimates. The table above excludes our pending acquisition of Invatec.

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

(7)

Long-term debt in the table above includes $1.250 billion New Senior Notes, $4.400 billion Senior Convertible Notes, $1.000 billion Senior Notes and $15 million related to our Contingent Convertible Debentures. The table above excludes the remaining fair value from the five year interest rate swap entered into in November 2005 and the eight year interest rate swap agreement entered into in June 2007 that were terminated in December 2008. The table above includes the impact of the five year interest rate swaps entered into in June and December 2009. See Notes 9 and 10 to the condensed consolidated financial statements for additional information regarding the interest rate swap agreements.

DEBT AND CAPITAL

Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of total interest-bearing debt and equity was 34 percent at both January 29, 2010 and April 24, 2009.

Share Repurchase Program

In June 2007 and June 2009, our Board of Directors authorized the repurchase of up to 50 million shares and 60 million shares of our common stock, respectively.

Shares are repurchased from time to time to support our stock-based compensation programs and to take advantage of favorable market conditions. During the three and nine months ended January 29, 2010, we repurchased approximately 0.6 million and 18.0 million shares, respectively, at an average price per share of $39.63 and $35.08, respectively. As of January 29, 2010, we had approximately 59.8 million shares remaining under current buyback authorizations approved by the Board of Directors.

Financing Arrangements

We have used a combination of bank borrowings and commercial paper to fund our short-term needs. Short-term debt, including the current portion of our debt and capital lease obligations, at January 29, 2010 was $1.430 billion compared to $522 million at April 24, 2009. We utilize a combination of Contingent Convertible Debentures, Senior Convertible Notes and Senior Notes to meet our long-term financing needs. Long-term debt at January 29, 2010 was $5.996 billion compared to $6.253 billion at April 24, 2009. For more information on our financing arrangements, see Note 9 to the condensed consolidated financial statements.

Credit Arrangements and Debt Ratings

We had existing unsecured lines of credit of approximately $2.866 billion with various banks at January 29, 2010. The existing lines of credit included a five-year $1.750 billion syndicated credit facility dated December 20, 2006 that will expire on December 20, 2011 (Credit Facility). The Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes.

The Credit Facility provides us with the ability to increase its capacity by an additional $500 million at any time during the life of the five-year term of the agreement.

As of January 29, 2010 and April 24, 2009, we had unused credit lines and commercial paper capacity of approximately $2.336 billion and $2.799 billion, respectively.

We maintain a commercial paper program that allows us to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of January 29, 2010 and April 24, 2009, outstanding commercial paper totaled $933 million and $385 million, respectively. During the three and nine months ended January 29, 2010, the weighted average original maturity of the commercial paper outstanding was approximately 81 days and 64 days, respectively, and the weighted average interest rate was 0.185 percent and 0.225 percent, respectively. The issuance of commercial paper reduces the amount of credit available under our existing lines of credit.

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

OPERATIONS OUTSIDE OF THE UNITED STATES

The table below illustrates U.S. net sales versus net sales outside the U.S. for the three and nine months ended January 29, 2010 and January 23, 2009:

	Three months ended		Nine months ended
(in millions)	January 29, 2010	January 23, 2009	January 29, 2010	January 23, 2009
U.S. net sales	$2,236	$2,172	$6,925	$6,617
Non-U.S. net sales	1,615	1,322	4,696	4,153
Total net sales	$3,851	$3,494	$11,621	$10,770

For the three and nine months ended January 29, 2010, consolidated net sales outside the U.S. grew 22 percent and 13 percent, respectively, over the same periods of the prior year. For the three and nine months ended January 29, 2010, growth outside the U.S. was 19 percentage points and 8 percentage points, respectively, higher than net sales growth in the U.S. primarily as a result of CRDM, CardioVascular and Spinal operating segments. Overall, for the three and nine months ended January 29, 2010, sales outside the U.S. were led by all three of CardioVascular’s businesses, CRDM’s Defibrillator Systems and Spinal’s Core Spinal business.

Net sales outside the U.S. are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. Outstanding receivables from customers outside the U.S. totaled $1.779 billion at January 29, 2010, or 56 percent, of total outstanding accounts receivable, and $1.592 billion at April 24, 2009, or 50 percent, of total outstanding accounts receivable.

OTHER MATTERS

In January 2007, we announced a voluntary suspension of U.S. shipments of Physio-Control products manufactured at our facility in Redmond, Washington in order to address quality system issues. In the months following the suspension of U.S. shipments, we worked diligently with the FDA to address the quality system issues and resumed limited shipments to critical need customers to meet public health and safety needs. On May 9, 2008, the U.S. District Court for the Western District of Washington approved the consent decree that was signed with the FDA regarding quality system improvements for our external defibrillator products. The agreement addressed issues raised by the FDA during inspections regarding Physio-Control’s quality system processes and outlined the actions Physio-Control needed to take in order to resume unrestricted distribution of our external defibrillators. On February 18, 2010, we received notice from the FDA that, having successfully met requirements for improvements to the quality system, we may resume unrestricted worldwide shipments of our external defibrillators.

Medtronic routinely interacts with physicians and other health care providers in order to foster innovation in support of its mission to improve the lives of individuals. In particular, Medtronic pays consulting fees for education and training, clinical trial design and administration, and product design and safety, and it pays royalties to physicians who make inventive contributions. To increase transparency about our policies relating to payments to physicians, we have voluntarily decided to disclose our payments of $5,000 or more made to U.S. physicians for consulting fees, royalties or honoraria, beginning in May 2010.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Our forward-looking statements generally relate to our growth strategies, financial results, product development and product launches, regulatory approvals, competitive strengths, patient outcomes, intellectual property rights, litigation and tax matters, mergers and acquisitions, integration of our acquisitions, market acceptance or continued acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will” and similar words or expressions. One must carefully consider forward-looking statements and understand that such statements may be affected by inaccurate assumptions and may involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption on our supply, quality problems, liquidity, decreasing prices, adverse regulatory action, litigation success, self-insurance, healthcare policy changes and international operations, as well as those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 24, 2009 and in this Quarterly Report. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

We undertake no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by us in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K (if any), in which we may discuss in more detail various important factors that could cause actual results to differ from expected or historical results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Due to the global nature of our operations, we are subject to the exposures that arise from foreign currency exchange rate fluctuations. In a period where the U.S. dollar is strengthening/weakening as compared to other currencies, our revenues and expenses denominated in foreign currencies are translated into a lower/higher value than they would be in an otherwise constant environment. We manage these exposures using operational and economic hedges as well as derivative financial instruments. The primary currencies hedged are the Euro and the Japanese Yen.

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

We had foreign exchange derivative contracts outstanding in notional amounts of $5.630 billion and $5.296 billion at January 29, 2010 and April 24, 2009, respectively. The fair value of these contracts at January 29, 2010 was $68 million more than the original contract value. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at January 29, 2010 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by $481 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis. We are also exposed to interest rate changes affecting principally our investments in interest rate sensitive instruments, which include our fixed-to-floating interest rate swaps. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10 percent change in short-term interest rates compared to interest rates at January 29, 2010 indicates that the fair value of these instruments would correspondingly change by $15 million.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

A discussion of the Company’s policies with respect to legal proceedings is included in the management’s discussion and analysis and our legal proceedings and other loss contingencies are described in Note 20 of the condensed consolidated financial statements.

Item 1A. Risk Factors

In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our fiscal year 2009 Annual Report filed on Form 10-K, which could materially affect our business, financial condition, or future results.

Healthcare policy changes, including legislation pending in Congress to reform the U.S. healthcare system, may have a material adverse effect on us.

In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the Obama administration, members of Congress, state governments, regulators and third-party payors to control these costs and, more generally, to reform the U.S. healthcare system. Certain of these proposals could limit the prices we are able to charge for our products, or the amounts of reimbursement available for our products, and could limit the acceptance and availability of our products. Moreover, as discussed below, legislative proposals currently pending in Congress would impose significant new taxes on medical device makers such as us. The adoption of some or all of these proposals could have a material adverse effect on our financial position and results of operations.

On November 7, 2009, the U.S. House of Representatives passed the Affordable Health Care for America Act, and on December 24, 2009, the U.S. Senate passed similar, but not identical, healthcare reform legislation. We cannot predict whether legislation will be enacted, the final form any legislation might take or the effects of such legislation. The current versions of both the House and Senate proposals would impose significant new taxes on medical device makers. Under these proposals, the total cost to the medical device industry would be approximately$20 billion over ten years. These taxes, if implemented, would result in a significant increase in the tax burden on our industry, which could have a material, negative impact on our results of operations and our cash flows. Other elements of this pending legislation such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business.

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

Our medical devices are subject to regulation by numerous government agencies, including the FDA and comparable foreign agencies. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our medical devices. We cannot guarantee that we will be able to obtain marketing clearance for our new products, or enhancements or modifications to existing products, and if we do, such approval may:

•	take a significant amount of time,

•	require the expenditure of substantial resources,

•	involve stringent clinical and pre-clinical testing,

•	involve modifications, repairs or replacements of our products and

•	result in limitations on the proposed uses of our products.

Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. We are also subject to periodic inspections by the FDA to determine compliance with the FDA’s requirements, including primarily the quality system regulations and medical device reporting regulations. The results of these inspections can include inspectional observations on FDA’s Form-483, warning letters, or other forms of enforcement. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of such devices or refuse to grant pending premarket approval (PMA) applications or requests for certificates to foreign governments for exports, and/or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. The FDA may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices, and assess civil or criminal penalties against our officers, employees, or us. The FDA may also recommend prosecution to the Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products. Currently, we have two outstanding warning letters from the FDA: one issued in June 2009 to one of our facilities in Puerto Rico and another issued in November 2009 to our CRDM Mounds View facility.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the shares repurchased by Medtronic during the third quarter of fiscal year 2010:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
10/31/09-11/27/09	271,404	$36.05	271,404	60,137,567
11/28/09-1/1/10	353,998	42.37	353,998	59,783,569
1/2/10-1/29/10	—	—	—	59,783,569
Total	625,402	$39.63	625,402	59,783,569

(1)

In June 2007 and June 2009, the Company’s Board of Directors authorized the repurchase of 50 million and 60 million shares of the Company’s stock, respectively. As authorized by the Board of Directors our program expires when its total number of authorized shares has been repurchased.

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

101

The following materials from Medtronic’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2010, formatted in Extensive Business Reporting Language (XBRL), (i) condensed consolidated statements of earnings, (ii) condensed consolidated balance sheets, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medtronic, Inc.
(Registrant)

Date: March 10, 2010	/s/ William A. Hawkins
William A. Hawkins
Chairman and Chief Executive Officer

Date: March 10, 2010	/s/ Gary L. Ellis
Gary L. Ellis
Senior Vice President and
Chief Financial Officer