Form 10-K
period 2010-04-30
MEDTRONIC INC
filed 2010-06-29
CIK 64670

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended April 30, 2010.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________

Commission File No. 1-7707

Medtronic, Inc.
(Exact name of registrant as specified in charter)

Minnesota	41-0793183
(State of incorporation)	(I.R.S. Employer Identification No.)

710 Medtronic Parkway
Minneapolis, Minnesota 55432
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (763) 514-4000

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

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Aggregate market value of voting stock of Medtronic, Inc. held by nonaffiliates of the registrant as of October 30, 2009, based on the closing price of $35.70, as reported on the New York Stock Exchange: approximately $39.5 billion. Shares of Common Stock outstanding on June 24, 2010: 1,082,967,846

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2010 Annual Report filed as Exhibit 13 hereto are incorporated by reference into Parts I and II hereto and portions of Registrant’s Proxy Statement for its 2010 Annual Meeting are incorporated by reference into Part III hereto.

Annual Meeting and Record Dates

          Medtronic, Inc.’s (Medtronic or the Company) Annual Meeting of Shareholders will be held on Wednesday, August 25, 2010 at 10:30 a.m., Central Daylight Time at the Company’s World Headquarters, 710 Medtronic Parkway, Minneapolis (Fridley), Minnesota. The record date for the Annual Meeting is June 28, 2010 and all shareholders of record at the close of business on that day will be entitled to vote at the Annual Meeting.

Medtronic Website

          Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our website (www.medtronic.com under the “Investors” caption and “Financial Information – SEC Filings” subcaption) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

          Information relating to corporate governance at Medtronic, including our Principles of Corporate Governance, Code of Conduct (including our Code of Ethics for Senior Financial Officers), Code of Business Conduct and Ethics for Members of the Board of Directors and information concerning our executive Officers, directors and Board committees (including committee charters) and transactions in Medtronic securities by directors and Officers, is available on or through our website at www.medtronic.com under the “Investors” caption.

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

PART I

Item 1. Business

Overview

          Medtronic is the global leader in medical technology — alleviating pain, restoring health and extending life for millions of people around the world. Medtronic was founded in 1949, incorporated as a Minnesota corporation in 1957, and today serves physicians, clinicians and patients in more than 120 countries worldwide. We remain committed to a mission written by our founder 50 years ago that directs us “to contribute to human welfare by the application of biomedical engineering in the research, design, manufacture and sale of products to alleviate pain, restore health and extend life.”

          We currently function in seven operating segments that manufacture and sell device-based medical therapies. Our operating segments are:

•	Cardiac Rhythm Disease Management

•	Spinal

•	CardioVascular

•	Neuromodulation

•	Diabetes

•	Surgical Technologies

•	Physio-Control

          In December 2009, Medtronic consolidated its businesses into two operating groups: one which combined its Cardiac Rhythm Disease Management, Cardio Vascular and Physio-Control businesses, the other which combined its Spinal, Neuromodulation, Diabetes and Surgical Technologies businesses. Subsequent to April 30, 2010 the operating groups were formally named the Cardiac and Vascular Group and the Restorative Therapies Group, respectively. The creation of these two operating groups did not change how Medtronic internally manages and reports the results of these businesses. As a result, for fiscal year 2010 we continue to function in seven operating segments, consisting of Cardiac Rhythm Disease Management, Spinal, Cardio Vascular, Neuromodulation, Diabetes, Surgical Technologies and Physio-Control. As of April 30, 2010, in accordance with U.S. GAAP authoritative guidance, these operating segments are aggregated into one reportable segment. The chart above shows the net sales and percentage of total net sales contributed by each of our operating segments for the fiscal year ended April 30, 2010 (fiscal year 2010). Please see note 19 to the consolidated financial statements set forth in Exhibit 13 hereto and included in our 2010 Annual Report for more information on our operating segments.

          With innovation and market leadership, we have pioneered advances in medical technology in all of our businesses and enjoyed steady overall growth. Over the last five years, our net sales on a compounded annual growth basis have increased more than 9 percent, from $10.055 billion in fiscal year 2005 to $15.817 billion in fiscal year 2010. We attribute this growth to our commitment to develop or acquire new products to treat an expanding array of medical conditions.

          We will accomplish this commitment by operating as ONE Medtronic, reaching within and across our operating segments to make the whole of Medtronic greater than the sum of its parts. The main tenets of this approach are:

•	Driving sustainable long-term growth through innovation

•	Maintaining a strong focus on improving operating margins

•	Delivering earnings per share growth and disciplined capital allocation

•	Aligning the organization for market-leading and consistent execution

          Our primary customers include hospitals, clinics, third party healthcare providers, distributors and other institutions, including governmental healthcare programs and group purchasing organizations.

Cardiac Rhythm Disease Management (CRDM)

          CRDM offers products for the diagnosis, treatment and management of heart rhythm disorders and heart failure, including implantable devices, leads and delivery systems that specifically address complex combinations of arrhythmias, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation (AF) and information systems for the management of patients with our devices.

          The following are the principal products offered by our CRDM operating segment:

          Implantable Cardioverter-Defibrillators (ICDs). An ICD continually monitors the heart and delivers therapy when an abnormal heart rhythm, such as tachyarrhythmia, or rapid heart rhythm occur, which may lead to sudden cardiac arrest. Medtronic’s ICDs include the Virtuoso model and the Vision 3D portfolio, consisting of the Secura, Virtuoso II and Maximo II models.

          Implantable Cardiac Resynchronization Therapy Devices (CRT-Ds and CRT-Ps) Implantable cardiac resynchronization therapy devices, or CRT-D or CRT-P, treat heart failure patients by altering the abnormal electrical sequence of cardiac contractions. Medtronic’s CRT-Ds include the Concerto model and the Vision 3D portfolio of products, the Consulta, Concerto II and Maximo II models. In addition to these devices, Medtronic has a unique offering of left heart leads, featuring the Attain family of products.

          Implantable Cardiac Pacemakers (Pacemakers). A pacemaker is a battery-powered device implanted in the chest that delivers electrical impulses to treat bradycardia, a condition of abnormally slow or unsteady heart rhythms, usually less than 60 beats per minute, or unsteady heart rhythms that cause symptoms such as dizziness, fainting, fatigue and shortness of breath. Our Vision 3D pacemaker portfolio consists of the Adapta product family, which includes the Adapta, Versa, Sensia and Relia models. We also have CE Mark approval for certain pacemaker systems compatible with MRI machines, which include the EnRhythm MRI SureScan and Advisa MRI SureScan models.

          AF Products. AF is a condition in which the atria quivers instead of pumping blood effectively. In November 2008, we acquired CryoCath Technologies Inc. (CryoCath), and its flagship product, the CE Mark approved Arctic Front, a minimally invasive cryo-balloon catheter designed specifically to treat paroxysmal AF by performing pulmonary vein isolation. Additionally, we acquired Ablation Frontiers, Inc. in February 2009, and its portfolio of anatomically shaped ablation catheters using its duty cycled, phased radio frequency energy system, which is CE Mark approved for the treatment of permanent and persistent AF. We also offer the Reveal XT Insertable Cardiac Monitor, which is designed to identify and quantify episodes of AF.

          Diagnostics and Monitoring Devices. The Reveal DX and Reveal XT Insertable Cardiac Monitors are small, memory-stick sized devices that are placed under the skin and can continuously monitor the heart. The devices are used to record the heart’s electrical activity before, during and after transient symptoms such as syncope (i.e., fainting) and palpitations to help provide a diagnosis. The latest generation product, Reveal XT, adds the capability to detect atrial fibrillation and provides long-term trending information to help inform the ongoing management of AF.

          Patient Management Tools. We have a number of patient management tools, such as CareLink, Paceart and CardioSight Service. CareLink enables patients to transmit data from their pacemaker, ICD or CRT-D using a portable monitor that is connected to a standard telephone line. Paceart organizes and archives data for cardiac devices from major device manufacturers, serving as the central hub for patients’ device data. CardioSight Service is an in-clinic data access tool available to physicians treating heart failure patients who have one of several types of Medtronic CRT-Ds or ICDs.

          The charts below set forth net sales of our CRDM products as a percentage of our total net sales for each of the last three fiscal years:

          Customers and Competitors

          The primary medical specialists who use our CRDM products include electrophysiologists, implanting cardiologists, heart failure specialists and cardiovascular surgeons. Our primary competitors in the CRDM operating segment are Boston Scientific Corporation, St. Jude Medical, Inc., Biotronik, Inc. and Sorin Group.

Spinal

          Our Spinal operating segment is a leading supplier of innovative medical devices and implants used in the treatment of the spine and the musculoskeletal system. Today, we offer a wide range of products and therapies to treat a variety of conditions, primarily in the spine such as herniated discs, degenerative disc disease, spinal deformity, spinal tumors and fracture of the spine and stenosis. Our Spinal operating segment also provides biologic solutions for trauma and dental markets.

          The following are the principal products offered by our Spinal operating segment.

          Thoracolumbar Products. The thoracolumbar region of the spine refers to the mid to lower vertebrae. Products used to treat conditions in this region of the spine include our CD HORIZON Spinal Systems Solera and Legacy, TSRH Spinal System 3Dx, T2 XVBR, LT-Cage, X-STOP and Verte-Stack.

          Cervical Products. The cervical region of the spine refers to the upper spine and neck vertebrae. Products used to treat conditions in this region of the spine include our Bryan and Prestige Cervical Disc, Vertex Select, Peek Prevail and Atlantis.

          Minimal Access Spinal Technologies (MAST). Our MAST platform includes products that facilitate spinal surgeries. Products in this platform include our CD HORIZON Sextant and Longitude Systems, Balloon Kyphoplasty, Direct Lateral Interbody Fusion, NIM-Eclipse, METRx System and MAST Quadrant System.

          Biologics Products. Products in our Biologics platform, which are principally bone growth substances, include our INFUSE Bone Graft, Progenix DBM Putty, Osteofil Allograft Paste and our MasterGraft family of products – Granules, Matrix and Putty.

          The charts below set forth net sales of our Spinal products as a percentage of our total net sales for each of the last three fiscal years:

          Customers and Competitors

          The primary medical specialists who use our Spinal products are spinal surgeons, orthopedic surgeons, neurosurgeons and interventional radiologists. Our competitors in the Spinal operating segment include Johnson & Johnson, Synthes-Stratec, Inc., Stryker Corporation, Zimmer, Inc., NuVasive, Inc. and over 200 smaller physician-owned companies.

CardioVascular

          CardioVascular offers a comprehensive line of products and therapies to treat coronary artery disease (CAD), peripheral vascular disease (PVD), abdominal and thoracic aortic aneurysms and heart valve disorders. Our products include coronary and peripheral stents and related delivery systems, endovascular stent graft systems, distal embolic protection systems, perfusion systems, positioning and stabilization systems for beating heart revascularization surgery, products for the repair and replacement of heart valves, surgical ablation products and a broad line of balloon angioplasty catheters, guide catheters, guidewires, diagnostic catheters and accessories.

          The following are our principal products offered by our CardioVascular operating segment:

          Percutaneous Coronary Intervention (PCI). PCI encompasses a variety of procedures used to treat patients with CAD. CAD is commonly treated with balloon angioplasty, which is performed to open narrowed peripheral vessels by inserting a balloon catheter into the vessel and advancing it to the site of the blockage where it is inflated to widen the obstructed vessel. Balloon angioplasty can be followed up with a coronary stent, a support device which works as scaffolding to keep the vessel open following the intervention. Medtronic’s PCI products include our Driver, Micro-Driver and Integrity bare metal stent systems as well as our Endeavor drug-eluting coronary stent system and Resolute drug-eluting coronary stent system featuring BioLinx.

          Peripheral Vascular Intervention (PVI). PVI encompasses a variety of procedures to treat patients with PVD, a narrowing or blockage of vessels outside the heart which impedes blood supply to the brain, kidneys, legs and other vital organs. Similar to CAD, PVD is commonly treated with balloon angioplasty which can be followed up with a peripheral stent. Our PVI products include the Complete SE stent and Pioneer Plus lumen re-entry device as well as various angioplasty balloons. In April 2010, we completed the acquisition of Invatec, S.p.A. (Invatec), a developer of innovative medical technologies for the interventional treatment of cardiovascular disease. Through this acquisition, we have obtained a portfolio of innovative solutions for both coronary and peripheral vascular disease, including percutaneous angioplasty balloons and stents for use below-the-knee. This portfolio also features drug-eluting balloons for coronary and lower-extremity vessels as well as embolic protection devices and stents for the treatment of carotid artery disease.

          Endovascular Stent Grafts. An endovascular stent graft is a minimally invasive device to repair an aortic aneurysm, which is a weakened and bulging area in the aorta, the major blood vessel that feeds blood to the body. Our product line includes a range of endovascular stent grafts including the market-leading Talent and Endurant (available in select markets outside the United States (U.S.)). Abdominal stent grafts for minimally invasive abdominal aortic aneurysm repair and the Talent and Valiant (available in select markets outside the U.S.) thoracic stent grafts for minimally invasive thoracic aortic aneurysm repair.

          Arrested Heart Surgery. In conventional coronary artery bypass graft procedures and heart valve surgery, the patient’s heart is temporarily stopped, or arrested. The patient is placed on a circulatory support system that temporarily functions as the patient’s heart and lungs and provides blood flow to the body. We offer a complete line of blood-handling products that form this circulatory support system and maintain and monitor blood circulation and coagulation status, oxygen supply and body temperature during arrested heart surgery.

          Beating Heart Surgery. To assist physicians performing beating heart surgery, we offer positioning and stabilization technologies. These technologies include our Starfish 2 and Urchin heart positioners, which are designed to work in concert with our family of Octopus tissue stabilizers.

          Surgical Ablation. Our Cardioblate surgical ablation system, which includes the Cardioblate LP surgical ablation system and Cardioblate navigator tissue dissector, allows cardiac surgeons to create ablation lines during cardiac surgery.

          Surgical Heart Valves. We offer a comprehensive line of surgical valve replacement and repair products for damaged or diseased heart valves. Our replacement tissue valve product offerings include the Mosaic bioprosthetic stented, Freestyle stentless and Hancock II stented valves. Our valve repair products include the Duran Flexible and CG Future Band, the CG Composite Annuloplasty Systems and the Profile 3D Annuloplasty Ring.

          Transcatheter Heart Valves. Transcatheter valve (TCV) technology represents a less invasive means to treat heart valve disease and is designed to allow physicians to deliver replacement valves via a catheter through the body’s cardiovascular system, eliminating the need to open the chest. Our TCVs include the Melody pulmonary valve and the CoreValve aortic valve. The Melody has received CE Mark approval as well as U.S. Food and Drug Administration (FDA) approval under a Humanitarian Device Exemption (HDE). CoreValve has received CE Mark approval.

          The charts below set forth net sales of our CardioVascular products as a percentage of our total net sales for each of the last three fiscal years:

          Customers and Competitors

          The primary medical specialists who use our catheter-based products for treating coronary artery disease are interventional cardiologists, while products treating peripheral vascular disease and aortic aneurysms may be used by interventional radiologists, vascular surgeons, cardiac surgeons and interventional cardiologists. Our primary competitors in the coronary and peripheral vascular business are Abbott Laboratories, Boston Scientific Corporation and Johnson & Johnson. Our primary competitors in the endovascular business are Cook, Inc. and W. L. Gore & Associates, Inc.

          The principal medical specialists who use our cardiac surgery products are cardiac surgeons. Our primary competitors in the structural heart disease business are Edwards LifeSciences Corporation, St. Jude Medical, Inc., Terumo Medical Corporation and Sorin Group.

Neuromodulation

          Our Neuromodulation operating segment offers devices for the treatment of pain, movement disorders, urological and gastroenterological disorders and psychological disorders. The following are the principal products offered by our Neuromodulation operating segment:

          Neurostimulators for Chronic Pain. We have the largest portfolio of neurostimulation systems in the industry, including rechargeable and non-rechargeable devices and a large selection of leads used to treat chronic back and leg pain. Our portfolio of products includes the RestoreULTRA and RestoreADVANCED (rechargeable), and PrimeADVANCED (non-rechargeable) neurostimulation systems.

          Implantable Drug Delivery Systems. Our SynchroMed II Implantable Infusion System delivers small quantities of drug directly into the intrathecal space in the spine. These devices are used to treat chronic, intractable pain and severe spasticity associated with cerebral palsy, multiple sclerosis, spinal cord and traumatic brain injuries and stroke.

          Deep Brain Stimulation (DBS) Systems. Deep brain stimulation is approved for treating the symptoms of movement disorders like Parkinson’s disease and essential tremor, as well as dystonia under a HDE. Our most advanced neurostimulators, Activa RC and Activa PC received FDA approval in May 2009. Medtronic also has a HDE approval for the use of Reclaim DBS Therapy for treatment resistant obsessive-compulsive disorder.

          Urology and Gastroenterology Devices. Our therapeutic portfolio for urology and gastroenterology include the InterStim Therapy, which treats the symptoms of overactive bladder and urinary retention; Prostiva RF Therapy, which uses low-level radio frequency energy to treat benign prostatic hyperplasia, or enlarged prostate; and Enterra Therapy for the treatment of chronic gastroparesis under a HDE.

          The charts below set forth net sales of our Neuromodulation products as a percentage of our total net sales for each of the last three fiscal years:

          Customers and Competitors

          The primary medical specialists who use our pain management and movement disorders products are neurosurgeons, neurologists, pain management specialists, anesthesiologists, physiatrists and orthopedic spine surgeons. Our primary competitors for pain management and movement disorders are Boston Scientific Corporation and St. Jude Medical, Inc.

          The primary medical specialists who use our urology and gastroenterology products are urologists, urogynecologists and gastroenterologists. Our primary competitors for urology and gastroenterology products are Boston Scientific Corporation, Urologix, Inc. and American Medical Systems, Inc.

Diabetes

          Our Diabetes operating segment offers advanced diabetes management solutions. We offer integrated diabetes management solutions including insulin pump therapy, continuous glucose monitoring systems and therapy management software.

          Integrated Diabetes Management Solutions. The MiniMed Paradigm REAL-Time System is an integrated insulin pump and continuous glucose monitoring (CGM) system. Our products include the Paradigm Veo System, which includes a Low Glucose Suspend feature that automatically suspends insulin delivery when glucose levels become too low and is offered outside the U.S. and the Paradigm REAL-Time Revel System, which includes predictive alerts and is offered in the U.S.

          Professional CGM. Medtronic offers physicians a Professional CGM product, the iPro CGM. Physicians send patients home wearing the iPro recorder to collect glucose data, which is later uploaded in a physician’s office to reveal glucose patterns and potential problems.

          CareLink Therapy Management Software. We offer web-based therapy management software solutions, including CareLink Personal software for patients and CareLink Pro software, to help patients and their healthcare providers control their diabetes.

          Blood Glucose Meters. We have an alliance with LifeScan, Inc., a Johnson & Johnson company, to distribute and co-market blood glucose meters developed by LifeScan for Medtronic patients in the U.S. In addition, we have an alliance with a division of Bayer HealthCare LLC, a member of the Bayer Group, to distribute and co-market blood glucose meters for Medtronic patients outside the U.S. We also have an alliance with Eli Lilly and Company to help people with diabetes manage their blood sugar using insulin therapy. This includes the development of new educational resources and classes around the initiation and intensive management of insulin, insulin pump therapy and CGM.

          The charts below set forth net sales of our Diabetes products as a percentage of our total net sales for each of the last three fiscal years:

          Customers and Competitors

          The primary medical specialists who use and/or prescribe our diabetes products are endocrinologists, diabetologists and internists. Our primary competitors for diabetes products are Abbott Laboratories, DexCom, Inc., Insulet Corporation, Johnson & Johnson and Roche Ltd.

Surgical Technologies

          Our Surgical Technologies operating segment develops, manufactures and markets products and therapies to treat diseases and conditions of the ear, nose and throat (ENT) and certain neurological disorders. In addition, the segment manufactures and markets image-guided surgery and intra-operative imaging systems that facilitate surgical planning during precision cranial, spinal, sinus and orthopedic surgeries.

          The following are the principal products offered by our Surgical Technologies operating segment:

          ENT. The following products treat ENT diseases and conditions: Hydrodebrider System, MeroGel Dressing, PEAK PlasmaBlade TnA Tonsil and Adenoid Tissue Dissection Device (which is used under license from Peak Surgical, Inc.), FUSION ENT Image Guidance System, Straightshot M4 Microdebrider and Integrated Power Console (IPC) System, NIM 3.0 Nerve Monitoring System, NIM Contact EMG Endotracheal Tubes, Meniett Low-Pressure Pulse Generator, Pillar System and Repose Tongue and Hyoid Suspension for benign snoring and obstructive sleep apnea.

          Neurological Technologies. The following products treat certain neurological disorders and conditions: Strata Adjustable Hydrocephalus Valves and Shunts, Duet External Drainage & Monitoring System, ventricular and distal catheters, endoscopy products, reservoirs and ports, MacroPore, INVISx Cranial Fixation System and BioGlide, powered pneumatic and electric drill systems with standardized tools and attachments, such as the Midas Rex Legend EHS Stylus Drill.

          Navigation. The following products are used in cranial, spinal, sinus and orthopedic surgeries: StealthStation Navigation System, O-ARM Multi-Dimensional Surgical Imaging System and PoleStar iMRI Navigation Suite.

          The charts below set forth net sales of our Surgical Technologies products as a percentage of our total net sales for each of the last three fiscal years:

          Customers and Competitors

          Our primary customers for products relating to our ENT diseases and conditions are ENT surgeons and the hospitals and clinics where they perform surgery. The most significant competitors in this part of our Surgical Technologies business are Gyrus ACMI (a group company of Olympus Corporation), Stryker Corporation and Johnson & Johnson.

          Our primary customers for our neurosurgical products are neurosurgeons, spinal surgeons and the hospitals and clinics where they perform surgery. Our significant competitors are Johnson & Johnson, Stryker Corporation and Integra LifeSciences Holdings Corporation.

          Our primary customers for our image-guided surgery and intra-operative imaging systems are hospitals and clinics. The primary competitors of our image-guided surgery products are BrainLAB, Inc., Stryker Corporation, GE Healthcare, Siemens and Philips.

Physio-Control

          Physio-Control offers external defibrillators, including manual defibrillator/monitors used by hospitals and emergency response personnel and automated external defibrillators (AEDs) used in commercial and public settings for the treatment of sudden cardiac arrest. Our principal products include our LIFEPAK products, including the LIFEPAK 20e defibrillator/monitor for hospitals and the LIFEPAK 15 monitor/defibrillator for emergency responders. In addition to the portfolio of external defibrillation and emergency response systems, we offer related data management solutions and support services.

          In January 2007, we announced a voluntary suspension of U.S. shipments of Physio-Control products, and in April 2008, we announced that we had reached an agreement on a consent decree with the FDA regarding quality system improvements for our external defibrillator products. As of February 19, 2010, after receiving notice from the FDA that, we successfully met requirements for improvements to the quality system, we resumed unrestricted global shipments of Physio-Control products.

          The charts below set forth net sales of our Physio-Control products as a percentage of our total net sales for each of the last three fiscal years:

          Customers and Competitors

          The primary customers for our manual external defibrillators are emergency medical services personnel, emergency care doctors and highly-trained nurses. Our primary competitors in the manual external defibrillator business are Zoll Medical Corporation and Philips Medical Systems.

          The primary customers for our AED products are hospitals, schools, governments, businesses and any other public facilities. Our primary competitors in the AED business are Cardiac Science, Inc., Zoll Medical Corporation, Philips Medical Systems and Defibtech, LLC.

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

          During fiscal years 2010, 2009 and 2008, we spent $1.460 billion (9.2 percent of net sales), $1.355 billion (9.3 percent of net sales) and $1.275 billion (9.4 percent of net sales) on research and development, respectively. Our research and development activities include improving existing products and therapies, expanding their indications and applications for use and developing new products. While we continue to make substantial investments for the expansion of our existing product lines and for the search of new innovative products, we have also focused heavily on carefully planned clinical trials, which lead to market expansion and enable further penetration of our life changing therapies.

Acquisitions and Investments

          Our strategy to provide a broad range of therapies to restore patients to fuller, healthier lives requires a wide variety of technologies, products and capabilities. The rapid pace of technological development in the medical industry and the specialized expertise required in different areas of medicine make it difficult for one company alone to develop a broad portfolio of technological solutions. In addition to internally generated growth through our research and development efforts, historically we have relied, and expect to continue to rely, upon acquisitions, investments and alliances to provide access to new technologies both in areas served by our existing businesses as well as in new areas.

          We expect to make future investments or acquisitions where we believe that we can stimulate the development of, or acquire new technologies and products to further our strategic objectives and strengthen our existing businesses. Mergers and acquisitions of medical technology companies are inherently risky and no assurance can be given that any of our previous or future acquisitions will be successful or will not materially adversely affect our consolidated results of operations, financial condition or cash flows.

          On April 29, 2010, we announced the signing of a definitive agreement to acquire ATS Medical, Inc. (ATS Medical). ATS Medical is a leading developer, manufacturer and marketer of products and services focused on cardiac surgery, including heart valves and surgical cryoablation technology. The terms of the transaction include us paying $4.00 per share in cash for each share of ATS Medical stock. The total value of the transaction is expected to be approximately $370 million, which includes the purchase of ATS Medical stock and assumption of net debt. The transaction is expected to close this summer and is subject to customary closing conditions, including approval by ATS Medical’s shareholders and U.S. and foreign regulatory clearances.

          During April 2010, we acquired Invatec. Under the terms of the agreement, the transaction included an initial up-front payment of $350 million, which includes the assumption and settlement of existing Invatec debt. The agreement also includes potential additional payments of up to $150 million contingent upon achievement of certain milestones. Invatec is a developer of innovative medical technologies for the interventional treatment of cardiovascular disease.

          During April 2009, we acquired privately held CoreValve, Inc. (CoreValve). Under the terms of the agreement, the transaction included an initial up-front payment of $700 million plus potential additional payments contingent upon achievement of certain clinical and revenue milestones. CoreValve develops percutaneous, catheter-based transfemoral aortic valve replacement products.

          During February 2009, we acquired privately held Ventor Technologies Ltd. (Ventor), a development stage company focused on transcatheter heart valve technologies for the treatment of aortic valve disease. This acquisition adds two technologies to our transcatheter valve portfolio: a minimally invasive, surgical transapical technology and a next generation percutaneous, transfemoral technology. Total consideration for the transaction, net of cash acquired, was approximately $308 million.

          During February 2009, we acquired privately held Ablation Frontiers, Inc. (Ablation Frontiers). Under the terms of the agreement, the transaction included an initial up-front payment of $225 million plus potential additional payments contingent upon achievement of certain clinical milestones. Total consideration for the transaction was approximately $235 million including the assumption and settlement of existing Ablation Frontiers debt and payment of direct acquisition costs. Ablation Frontiers develops radiofrequency (RF) ablation solutions for treatment of atrial fibrillation. Ablation Frontiers’ system of ablation catheters and RF generator is currently approved in certain markets outside the U.S.

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

          During July 2008, we acquired all of the outstanding stock of Restore Medical, Inc. (Restore Medical). Restore Medical shareholders received $1.60 per share in cash for each share of Restore Medical’s common stock they owned. Total consideration for the transaction, net of cash acquired, was approximately $29 million. Restore Medical’s Pillar System will provide us with a minimally invasive, implantable medical device used to treat the soft palate component of sleep breathing disorders, including mild to moderate obstructive sleep apnea and snoring.

Patents and Licenses

          We rely on a combination of patents, trademarks, copyrights, trade secrets and nondisclosure and non-competition agreements to establish and protect our proprietary technology. We have filed and obtained numerous patents in the U.S. and abroad, and regularly file patent applications worldwide in our continuing effort to establish and protect our proprietary technology. In addition, we have entered into exclusive and non-exclusive licenses relating to a wide array of third-party technologies. We have also obtained certain trademarks and tradenames for our products to distinguish our genuine products from our competitors’ products, and we maintain certain details about our processes, products and strategies as trade secrets. Our efforts to protect our intellectual property and avoid disputes over proprietary rights have included ongoing review of third-party patents and patent applications. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K and Note 17 to the consolidated financial statements set forth in Exhibit 13 hereto and included in our 2010 Annual Report for additional information.

Markets and Distribution Methods

          We sell most of our medical devices through direct sales representatives in the U.S. and a combination of direct sales representatives and independent distributors in markets outside the U.S. The three largest markets for our medical devices are the U.S., Western Europe and Japan. Markets outside the U.S. are an area of increasing focus and opportunity as we believe they remain underpenetrated.

          Our marketing and sales strategy is focused on rapid, cost-effective delivery of high-quality products to a diverse group of customers worldwide – including physicians, hospitals, other medical institutions and group purchasing organizations. To achieve this objective, we organize our marketing and sales teams around physician specialties. This focus enables us to develop highly knowledgeable and dedicated sales representatives who are able to foster strong relationships with physicians and other customers and enhance our ability to cross-sell complementary products. We believe that we maintain excellent working relationships with physicians and others in the medical industry that enable us to gain a detailed understanding of therapeutic and diagnostic developments, trends and emerging opportunities and respond quickly to the changing needs of physicians and patients. We attempt to enhance our presence in the medical community through active participation in medical meetings and by conducting comprehensive training and educational activities. We believe that these activities contribute to physician expertise.

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

          Major shifts in industry market share have occurred in connection with product problems, physician advisories and safety alerts, refiecting the importance of product quality in the medical device industry. In the current environment of managed care, economically motivated buyers, consolidation among healthcare providers, increased competition and declining reimbursement rates, we have been increasingly required to compete on the basis of price. In order to continue to compete effectively, we must continue to create or acquire advanced technology, incorporate this technology into proprietary products, obtain regulatory approvals in a timely manner and manufacture and successfully market these products.

Worldwide Operations

          For financial reporting purposes, net sales and long-lived assets attributable to significant geographic areas are presented in Note 19 to the consolidated financial statements set forth in Exhibit 13 hereto and will be included in our 2010 Annual Report.

Impact of Business Outside of the U.S.

          Our operations in countries outside the U.S. are accompanied by certain financial and other risks. Relationships with customers and effective terms of sale vary by country, often with longer-term receivables than are typical in the U.S. Inventory management is an important business concern due to the potential for obsolescence, long lead times from sole source providers and currency exposure. Currency exchange rate fluctuations can affect net sales from, and profitability of, operations outside the U.S. We attempt to hedge these exposures to reduce the effects of foreign currency fluctuations on net earnings. See the “Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10 to the consolidated financial statements set forth in Exhibit 13 hereto and will be included in our 2010 Annual Report. In addition, the repatriation of certain earnings of our foreign subsidiaries’ may result in substantial U.S. tax cost.

Production and Availability of Raw Materials

          We manufacture most of our products at 22 manufacturing facilities located in various countries throughout the world. The largest of these manufacturing facilities are located in Arizona, California, Florida, Indiana, Ireland, Massachusetts, Mexico, Minnesota, Puerto Rico, Switzerland, Texas and Washington. We purchase many of the components and raw materials used in manufacturing these products from numerous suppliers in various countries. For reasons of quality assurance, sole source availability, or cost effectiveness, certain components and raw materials are available only from a sole supplier. We work closely with our suppliers to help ensure continuity of supply while maintaining high quality and reliability. Due to the FDA’s requirements regarding manufacturing of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. Generally, we have been able to obtain adequate supplies of such raw materials and components. However, the reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our operations.

Employees

          On April 30, 2010, we employed approximately 43,000 employees (including full-time equivalent employees). Our employees are vital to our success. We believe we have been successful in attracting and retaining qualified personnel in a highly competitive labor market due to our competitive compensation and benefits, and our rewarding work environment. We believe our employee relations are excellent.

Seasonality

          Worldwide sales, including U.S. sales, do not reflect any significant degree of seasonality.

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

          The second, more rigorous process, known as pre-market approval (PMA), requires us to independently demonstrate that the new medical device is safe and effective. We do this by collecting data regarding design, materials, bench and animal testing and human clinical data for the medical device. The FDA will authorize commercial release if it determines there is reasonable assurance that the medical device is safe and effective. This determination is based on the benefit outweighing the risk for the population intended to be treated with the device. This process is much more detailed, time-consuming and expensive than the 510(k) process. A third, seldom used, process for approval exists for products intended for orphan populations, which is less than 4,000 patients per year in the U.S. This exemption is similar to the PMA process; however, a full showing of product effectiveness from large clinical trials is not required. The threshold for approving these products is probable benefit and safety.

          Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. The FDA reviews design and manufacturing practices, labeling and record keeping and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices. We are also subject to periodic inspection by the FDA for compliance with the FDA’s quality system regulations among other FDA requirements, such as restrictions on advertising and promotion. The quality system regulations govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging and servicing of all finished medical devices intended for human use. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health, order a recall, repair, replacement or refund of such devices, detain or seize adulterated or misbranded medical devices or ban such medical devices. The FDA may also impose operating restrictions, enjoin and restrain certain conduct resulting in violations of applicable law pertaining to medical devices and assess civil or criminal penalties against our officers, employees or us. The FDA may also recommend prosecution to the Department of Justice.

          The FDA, in cooperation with U.S. Customs and Border Protection (CBP), administers controls over the import of medical devices into the U.S. The CBP imposes its own regulatory requirements on the import of our products, including inspection and possible sanctions for noncompliance. Medtronic is also subject to foreign trade controls administered by several U.S. government agencies, including the Bureau of Industry and Security within the Commerce Department and the Office of Foreign Assets Control within the Treasury Department.

          The FDA also administers certain controls over the export of medical devices from the U.S. International sales of our medical devices that have not received FDA approval are subject to FDA export requirements. Many foreign countries to which we export medical devices also subject such medical devices to their own regulatory requirements. Frequently, we obtain regulatory approval for medical devices in foreign countries first because their regulatory approval is faster than that of the FDA. However, as a general matter, foreign regulatory requirements are becoming increasingly common and more stringent.

          In the European Union, a single regulatory approval process exists, and conformity with the legal requirements is represented by the CE Mark. To obtain a CE Mark, defined products must meet minimum standards of performance, safety and quality (i.e., the essential requirements) and then, according to their classification, comply with one or more of a selection of conformity assessment routes. A notified body assesses the quality management systems of the manufacturer and the product conformity to the essential and other requirements within the medical device directive. Medtronic is subject to inspection by notified bodies for compliance. The competent authorities of the European Union countries, generally in the form of their ministries or departments of health, oversee the clinical research for medical devices and are responsible for market surveillance of products once they are placed on the market. We are required to report device failures and injuries potentially related to product use to these authorities in a timely manner. Various penalties exist for non-compliance with the laws transcribing the medical device directives.

          To be sold in Japan, most medical devices must undergo thorough safety examinations and demonstrate medical efficacy before they are granted approval, or “shonin.” The Japanese government, through the Ministry of Health, Labour and Welfare (MHLW), regulates medical devices under the Pharmaceutical Affairs Law (PAL). Oversight for medical devices is conducted with participation by the Pharmaceutical and Medical Devices Agency (PMDA), a quasi government organization performing many of the review functions for MHLW. Penalties for a company’s noncompliance with PAL could be severe, including revocation or suspension of a company’s business license and criminal sanctions. MHLW and PMDA also assess the quality management systems of the manufacturer and the product conformity to the requirements of the PAL. Medtronic is subject to inspection for compliance by these agencies.

          The process of obtaining approval to distribute medical products is costly and time-consuming in virtually all of the major markets where we sell medical devices. We cannot assure that any new medical devices we develop will be approved in a timely or cost-effective manner or approved at all.

          Federal and state laws protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by healthcare providers. In particular, in April 2003, the U.S. Department of Health and Human Services (HHS) published patient privacy rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA privacy rule) and, in April 2005, published security rules for protected health information. The HIPAA privacy and security rules govern the use, disclosure and security of protected health information by “Covered Entities,” which are healthcare providers that submit electronic claims, health plans and healthcare clearinghouses. In 2009, Congress passed the HITECH Act, which modified certain provisions of the HIPAA privacy and security rules for Covered Entities and their Business Associates (which is anyone that performs a service on behalf of a Covered Entity involving the use or disclosure of protected health information and is not a member of the covered entity’s workforce).These included directing HHS to publish more specific security standards, and increasing breach notification requirements, as well as tightening certain aspects of the privacy rules. In addition, the HITECH Act provided that Business Associates will now be subject to the same security requirements as Covered Entities, and that with regard to both the security and privacy rule, Business Associates will be subject to direct enforcement by HHS, including civil and criminal liability, just as Covered Entities are. In the past, HIPAA has generally affected us indirectly. Medtronic is generally not a Covered Entity, except for a few units such as our Diabetes operating segment and our health insurance plans. Medtronic only operates as a Business Associate to Covered Entities in a limited number of instances.

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

          Government and private sector initiatives to limit the growth of healthcare costs, including price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements, are continuing in many countries where we do business, including the U.S. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical devices. Government programs, including Medicare and Medicaid, private healthcare insurance and managed-care plans have attempted to control costs by limiting the amount of reimbursement they will pay for particular procedures or treatments, and other mechanisms designed to constrain utilization and contain costs, including, for example, gainsharing, where a hospital agrees with physicians to share any realized cost savings resulting from the physicians’ collective change in practice patterns such as standardization of devices where medically appropriate. This has created an increasing level of price sensitivity among customers for our products. Some third-party payors must also approve coverage for new or innovative devices or therapies before they will reimburse healthcare providers who use the medical devices or therapies. Even though a new medical device may have been cleared for commercial distribution, we may find limited demand for the device until reimbursement approval has been obtained from governmental and private third-party payors. In addition, some private third-party payors require that certain procedures or that the use of certain products be authorized in advance as a condition of reimbursement. As a result of our manufacturing efficiencies and cost controls, we believe we are well-positioned to respond to changes resulting from the worldwide trend toward cost-containment; however, uncertainty remains as to the nature of any future legislation, making it difficult for us to predict the potential impact of cost-containment trends on future operating results.

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

          Federal healthcare laws apply when we or customers submit claims for items or services that are reimbursed under Medicare, Medicaid or other federally-funded healthcare programs. The principal federal laws include: (1) the False Claims Act which prohibits the submission of false or otherwise improper claims for payment to a federally-funded health care program; (2) the Anti-Kickback Statute which prohibits offers to pay or receive remuneration of any kind for the purpose of inducing or rewarding referrals of items or services reimbursable by a Federal healthcare program; (3) the Stark law which prohibits physicians from referring Medicare or Medicaid patients to a provider that bills these programs for the provision of certain designated health services if the physician (or a member of the physician’s immediate family) has a financial relationship with that provider; and (4) healthcare fraud statutes that prohibit false statements and improper claims to any third-party payor. There are often similar state false claims, anti-kickback and anti-self referral and insurance laws that apply to state-funded Medicaid and other healthcare programs and private third-party payors. In addition, the U.S. Foreign Corrupt Practices Act can be used to prosecute companies in the U.S. for arrangements with physicians, or other parties outside the U.S. if the physician or party is a government official of another country and the arrangement violates the law of that country.

          The laws applicable to us are subject to change, and to evolving interpretations. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, Medtronic and its officers and employees could be subject to severe criminal and civil penalties including substantial penalties, fines and damages and exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid.

          We operate in an industry characterized by extensive patent litigation. Patent litigation can result in significant damage awards and injunctions that could prevent the manufacture and sale of affected products or result in significant royalty payments in order to continue selling the products. At any given time, we are involved as both a plaintiff and a defendant in a number of patent infringement actions. While it is not possible to predict the outcome of patent litigation incident to our business, we believe the costs associated with this type of litigation could have a material adverse impact on our consolidated results of operations, financial position or cash flows. See Note 17 to the consolidated financial statements set forth in Exhibit 13 hereto as well as our 2010 Annual Report for additional information.

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

          We have elected to self-insure most of our insurable risks, including medical and dental costs, physical loss to property, business interruptions, workers’ compensation, comprehensive general, director and officer and product liability. Decisions to self-insure are based on comparisons between the price, availability and value of insurance coverage. We continue to monitor the insurance marketplace to evaluate the value to the Company of obtaining insurance coverage in the future. Based on historical loss trends, we believe that our self-insurance program accruals will be adequate to cover future losses. Historical trends, however, may not be indicative of future losses. These losses could have a material adverse impact on our consolidated results of operations, financial position or cash flows.

Executive Officers of Medtronic

          Set forth below are the names and ages of current executive officers of Medtronic, Inc., as well as information regarding their positions with Medtronic, their periods of service in these capacities and their business experiences. There are no family relationships among any of the officers named, nor is there any arrangement or understanding pursuant to which any person was selected as an officer.

          William A. Hawkins, age 56, has been a Director of Medtronic since March 2007 and Chairman and Chief Executive Officer since August 2008. He served as President and Chief Executive Officer of Medtronic from August 2007 to August 2008 and as President and Chief Operating Officer from May 2004 to August 2007. He served as Senior Vice President and President, Medtronic Vascular, from January 2002 to May 2004. He served as President and Chief Executive Officer of Novoste Corporation from 1998 to 2002. He is also a member of the board of visitors of the Engineering School of Duke University and a member of the board of directors of the Guthrie Theatre and the University of Minnesota Foundation.

          Jean-Luc Butel, age 53, has been Executive Vice President and Group President, International since August 2009. Prior to that, he was Senior Vice President and President, International from May 2008 to August 2009, Senior Vice President and President, Asia Pacific from August 2003 to May 2008 and President of Independence Technology, a Johnson & Johnson company, from 1999 to 2003. From 1991 to 1999, he worked for Becton, Dickinson and Company, initially as General Manager of its Microbiology business in Japan and then as President of Nippon Becton Dickinson. His last assignment at Becton, Dickinson and Company was President, Worldwide Consumer Healthcare.

          Michael J. Coyle, age 47, has been Executive Vice President and Group President, Cardiac Rhythm Disease Management, CardioVascular and Physio-Control, now called the Cardiac and Vascular Group, since December 2009. Prior to that, he served as President of the Cardiac Rhythm Management division at St. Jude Medical, Inc. (St. Jude) from 2001 to 2007, and prior positions included serving St. Jude as President of the company’s Daig Catheter division and numerous leadership positions at Eli Lilly & Company. Mr. Coyle serves on the board of directors of Volcano Corporation.

          H. James Dallas, age 51, has been Senior Vice President, Quality and Operations since April 2008. Prior to that he was Senior Vice President and Chief Information Officer of Medtronic from April 2006 to April 2008. He was Vice President and Chief Information Officer of Georgia Pacific Corporation from December 2002 to December 2005; General Manager of the Transportation Division and President of the Lumber Division of Georgia Pacific Corporation from October 2001 to December 2002; and Vice President, Building Products Distribution Sales and Logistics, Georgia Pacific Corporation from October 2000 to October 2001.

          Gary L. Ellis, age 53, has been Senior Vice President and Chief Financial Officer since May 2005. Prior to that, he was Vice President, Corporate Controller and Treasurer since October 1999 and Vice President Corporate Controller from August 1994 to October 1999. Mr. Ellis joined Medtronic in 1989 as Assistant Corporate Controller and was promoted to Vice President of Finance for Medtronic Europe in 1992, until being named as Corporate Controller in 1994. Mr. Ellis is a member of the board of directors of The Toro Company and past chairman of the American Heart Association.

          D. Cameron Findlay, age 50, has been Senior Vice President, General Counsel and Corporate Secretary since August 2009. Prior to that, Mr. Findlay was Executive Vice President and General Counsel of Aon Corporation from August 2003 to August 2009. Prior to joining Aon, Mr. Findlay served as the U.S. Deputy Secretary of Labor. Before joining the Labor Department in June 2001, Mr. Findlay was a partner at the law firm now known as Sidley Austin LLP.

          Richard Kuntz, M.D., age 53, has been Senior Vice President and Chief Scientific, Clinical and Regulatory Officer since August 2009. Prior to that, he was Senior Vice President and President, Neuromodulation from October 2005 to August 2009, and prior to that he was an interventional cardiologist and Chief of the Division of Clinical Biometrics at Brigham and Women’s Hospital, Associate Professor of Medicine and Chief Scientific Officer of the Harvard Clinical Research Institute.

          James P. Mackin, age 43, has been Senior Vice President and President CRDM since August 2007. Prior to that, he was Vice President, CRDM Commercial Operations from November 2006 to August 2007 and Vice President, Vascular, Western Europe, from July 2004 to November 2006. He was Vice President and General Manager of Medtronic Vascular’s Endovascular business from October 2002 to July 2004. Prior to joining Medtronic, he served in a number of sales and executive positions at Genzyme Corporation from 1996 to 2004.

          Christopher J. O’Connell, age 43, has been Executive Vice President and Group President, Spinal, Neuromodulation, Diabetes, and Surgical Technologies, now called the Restorative Therapies Group, since August 2009. Prior to that, he was Senior Vice President and President, Diabetes from October 2006 to August 2009, President of Medtronic’s Emergency Response Systems division from May 2005 to October 2006, and Vice President of Sales and Marketing of Medtronic’s Cardiac Rhythm Disease Management division from November 2001 to May 2005. Mr. O’Connell has served in various management positions since joining the Company in 1994.

          Caroline Stockdale, age 46, has been Senior Vice President of Human Resources since April 2010. Prior to that she served as Vice President of Revenue Cycle Operations at Accretive Health from January 2009 to May 2010. From 2005 to 2009, she served as Executive Vice President of Global Human Resources at Warner Music Group; from 2002 to 2005, she was Senior Vice President, Human Resources, at American Express Financial Advisors (Ameriprise) and from 1997 to 2002, she was Executive Vice President and Global HR Leader at GE Capital.

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

          We manufacture most of our products at 22 manufacturing facilities located throughout the world. We purchase many of the components and raw materials used in manufacturing these products from numerous suppliers in various countries. Generally we have been able to obtain adequate supplies of such raw materials and components. However, for reasons of quality assurance, cost effectiveness or availability, we procure certain components and raw materials from a sole supplier. While we work closely with our suppliers to try to ensure continuity of supply while maintaining high quality and reliability, we cannot guarantee that these efforts will be successful. In addition, due to the stringent regulations and requirements of the FDA regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture our products in a timely or cost effective manner and to make our related product sales.

          Our industry is experiencing greater scrutiny and regulation by governmental authorities, which may lead to greater governmental regulation in the future.

          Our medical devices and our business activities are subject to rigorous regulation, including by the FDA and numerous other federal, state and foreign governmental authorities. These authorities and members of Congress have been increasing their scrutiny of our industry. For example, we have received inquiries from members of Congress and other government agencies regarding a variety of matters. In addition, certain states have recently passed or are considering legislation restricting our interactions with health care providers and requiring disclosure of certain payments to them. Also, while recent case law has clarified that the FDA’s authority over medical devices preempts state tort laws, legislation has been introduced at the federal level to allow state intervention. We anticipate that the government will continue to scrutinize our industry closely, and that additional regulation by governmental authorities may increase compliance costs, exposure to litigation and other adverse effects to our operations.

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

          Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. We are also subject to periodic inspections by the FDA to determine compliance with the FDA’s requirements, including primarily the quality system regulations and medical device reporting regulations. The results of these inspections can include inspectional observations on FDA’s Form-483, warning letters or other forms of enforcement. Since 2009, the FDA has significantly increased its oversight of companies subject to its regulations, including medical device companies, by hiring new investigators and stepping up inspections of manufacturing facilities. The FDA has recently also significantly increased the number of warning letters issued to companies. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of such devices, refuse to grant pending premarket approval applications or require certificates of foreign governments for exports and/or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. The FDA may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices and assess civil or criminal penalties against our officers, employees or us. The FDA may also recommend prosecution to the Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products. Currently, we are aware of three active outstanding warning letters from the FDA: one issued in June 2009 to one of our facilities in Puerto Rico; one issued in November 2009 to our CRDM Mounds View facility; and another one issued in May 2010 to our Surgical Technologies facility in Louisville, Colorado.

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

          We are also subject to various environmental laws and regulations both within and outside the U.S. Our operations involve the use of substances regulated under environmental laws, primarily those used in manufacturing and sterilization processes. We cannot guarantee that compliance with environmental protection laws and regulations will not have a material impact on our consolidated earnings, financial condition and/or cash flows.

          Our failure to comply with rules relating to reimbursement and regulation of healthcare goods and services may subject us to penalties and adversely impact our reputation and business operations.

          Our devices are subject to regulation regarding quality and cost by the HHS, including the Centers for Medicare & Medicaid Services (CMS) as well as comparable state and foreign agencies responsible for reimbursement and regulation of healthcare goods and services. Foreign governments also impose regulations in connection with their healthcare reimbursement programs and the delivery of healthcare goods and services. U.S. federal government healthcare laws apply when we submit a claim on behalf of a U.S. federal healthcare program beneficiary, or when a customer submits a claim for an item or service that is reimbursed under a U.S. federal government funded healthcare program, such as Medicare or Medicaid. The principal U.S. federal laws implicated include those that prohibit the filing of false or improper claims for federal payment, known as false claims law, those that prohibit unlawful inducements for the referral of business reimbursable under federally-funded healthcare programs, known as the anti-kickback laws, and those that prohibit healthcare service providers seeking reimbursement for providing certain services to a patient who was referred by a physician that has certain types of direct or indirect financial relationships with the service provider, known as the Stark law.

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

          Quality is extremely important to us and our customers due to the serious and costly consequences of product failure. Our quality certifications are critical to the marketing success of our goods and services. If we fail to meet these standards our reputation could be damaged, we could lose customers and our revenue and results of operations could decline. Aside from specific customer standards, our success depends generally on our ability to manufacture to exact tolerances precision engineered components, subassemblies and finished devices from multiple materials. If our components fail to meet these standards or fail to adapt to evolving standards, our reputation as a manufacturer of high quality components will be harmed, our competitive advantage could be damaged and we could lose customers and market share.

          We are substantially dependent on patent and other proprietary rights and failing to be successful in patent litigation or other litigation may result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products or prohibit us from enforcing our patent and proprietary rights against others.

          We operate in an industry characterized by extensive patent litigation. Patent litigation can result in significant damage awards and injunctions that could prevent our manufacture and sale of affected products or require us to pay significant royalties in order to continue to manufacture or sell affected products. At any given time, we are generally involved as both a plaintiff and a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time. While it is not possible to predict the outcome of patent litigation incidents to our business, we believe the results associated with any litigation could result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products or prohibit us from enforcing our patent and proprietary rights against others, which would generally have a material adverse impact on our consolidated earnings, financial condition and/or cash flows.

          We rely on a combination of patents, trade secrets and nondisclosure and non-competition agreements to protect our proprietary intellectual property, and we will continue to do so. While we intend to defend against any threats to our intellectual property, there can be no assurance that these patents, trade secrets or other agreements will adequately protect our intellectual property. There can also be no assurance that pending patent applications owned by us will result in patents being issued to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors or that such patents will be found to be valid or sufficiently broad to protect our technology or to provide us with any competitive advantage. Third parties could also obtain patents that may require us to negotiate licenses to conduct our business, and there can be no assurance that the required licenses would be available on reasonable terms or at all. We also rely on nondisclosure and non-competition agreements with certain employees, consultants and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or proprietary knowledge.

          Product liability claims could adversely impact our financial condition and our earnings and impair our reputation.

          Our business exposes us to potential product liability risks which are inherent in the design, manufacture and marketing of medical devices. In addition, many of the medical devices we manufacture and sell are designed to be implanted in the human body for long periods of time. Component failures, manufacturing defects, design flaws or inadequate disclosure of product-related risks or product-related information with respect to these or other products we manufacture or sell could result in an unsafe condition or injury to, or death of, a patient. The occurrence of such a problem could result in product liability claims or a recall of, or safety alert relating to, one or more of our products which could ultimately result, in certain cases, in the removal from the body of such products and claims regarding costs associated therewith. We have elected to self-insure with respect to product liability risks. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers for our products.

          Healthcare policy changes, including recent federal legislation to reform the U.S. healthcare system, may have a material adverse effect on us.

          In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the federal government, state governments, regulators and third-party payors to control these costs and, more generally, to reform the U.S. healthcare system. Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products. Moreover, as discussed below, recent federal legislation would impose significant new taxes on medical device makers such as us. The adoption of some or all of these proposals, including the recent federal legislation, could have a material adverse effect on our financial position and results of operations.

          On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act. The legislation imposes significant new taxes on medical device makers. Under the legislation, the total cost to the medical device industry would be approximately $20 billion over ten years. These taxes will result in a significant increase in the tax burden on our industry, which could have a material, negative impact on our results of operations and our cash flows. Other elements of this legislation such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business.

          Our self-insurance program may not be adequate to cover future losses.

          We have elected to self-insure most of our insurable risks. We made this decision based on conditions in the insurance marketplace that have led to increasingly higher levels of self-insurance retentions, increasing numbers of coverage limitations and dramatically higher insurance premium rates. We continue to monitor the insurance marketplace to evaluate the value to us of obtaining insurance coverage in the future. While based on historical loss trends we believe that our self-insurance program accruals will be adequate to cover future losses, we cannot guarantee that this will remain true. Historical trends may not be indicative of future losses. These losses could have a material adverse impact on our consolidated earnings, financial condition and/or cash flows.

          If we experience decreasing prices for our goods and services and we are unable to reduce our expenses, our results of operations will suffer.

          We may experience decreasing prices for the goods and services we offer due to pricing pressure experienced by our customers from managed care organizations and other third-party payors, increased market power of our customers as the medical device industry consolidates and increased competition among medical engineering and manufacturing services providers. If the prices for our goods and services decrease and we are unable to reduce our expenses, our results of operations will be adversely affected.

          We are subject to a variety of risks due to our international operations that could adversely affect those operations or our profitability and operating results.

          Our operations in countries outside the U.S., which accounted for 41 percent of our net sales for the year ended April 30, 2010, are accompanied by certain financial and other risks. We intend to continue to pursue growth opportunities in sales outside the U.S., which could expose us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	changes in foreign medical reimbursement programs and policies,

•	changes in foreign regulatory requirements,

•	local product preferences and product requirements,

•	longer-term receivables than are typical in the U.S.,

•	fluctuations in foreign currency exchange rates,

•	less protection of intellectual property in some countries outside the U.S.,

•	trade protection measures and import and export licensing requirements,

•	work force instability,

•	political and economic instability, and

•	the potential payment of U.S. income taxes on certain earnings of our foreign subsidiaries’ upon repatriation.

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

          In addition, a significant amount of trade receivables are with national healthcare systems in many countries. In light of the current economic state of many foreign countries, we continue to monitor their creditworthiness; however, repayment is dependent upon the financial stability of the economies of those countries.

          Consolidation in the healthcare industry could have an adverse effect on our revenues and results of operations.

          Many healthcare industry companies, including medical device companies, are consolidating to create new companies with greater market power. As the healthcare industry consolidates, competition to provide goods and services to industry participants will become more intense. These industry participants may try to use their market power to negotiate price concessions or reductions for medical devices that incorporate components produced by us. If we are forced to reduce our prices because of consolidation in the healthcare industry, our revenues would decrease and our consolidated earnings, financial condition and/or cash flows would suffer.

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

          We expect to make future investments where we believe that we can stimulate the development of, or acquire, new technologies and products to further our strategic objectives and strengthen our existing businesses. Investments and alliances in and with medical technology companies are inherently risky, and we cannot guarantee that any of our previous or future investments or alliances will be successful or will not materially adversely affect our consolidated earnings, financial condition and/or cash flows.

          The success of many of our products depends upon strong relationships with physicians.

          If we fail to maintain our working relationships with physicians, many of our products may not be developed and marketed in line with the needs and expectations of the professionals who use and support our products, which could cause a decline in earnings and profitability. The research, development, marketing and sales of many of our new and improved products is dependent upon our maintaining working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding our products and the marketing of our products. Physicians assist us as researchers, marketing and product consultants, inventors and public speakers. If we are unable to maintain our strong relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could have a material effect on our consolidated earnings, financial condition and/or cash flows.

          Negative conditions in the global credit market may impair our commercial paper program, our auction rate securities and our other fixed income securities, which may cause losses and cause us to face liquidity issues.

          We have investments in marketable debt securities which are classified and accounted for as available-for-sale. Our debt securities include U.S. and foreign government and agency securities, corporate debt securities, certificates of deposit and mortgage backed and other asset backed securities including auction rate securities. Market conditions over the past several years have included periods of significant economic uncertainty and at times general market distress especially in the banking and financial services sector. During these periods of economic uncertainty, we may experience reduced liquidity across the fixed income investment market, including the securities that we invest in. In the event we need to sell these securities, we may not be able to do so in a timely manner or for a value that is equal to the underlying principal. In addition, we may be required to adjust the carrying value of the securities and record an impairment charge. If we determine that the fair value of the securities is temporarily impaired, we would record a temporary impairment within other comprehensive income, a component of shareholders’ equity. If it is determined that the fair value of these securities is other-than-temporarily impaired, we would record a loss in our consolidated statements of earnings, which could materially adversely impact our results of operations and financial condition.

          Negative market conditions may also impair our ability to access the capital markets through the issuance of commercial paper or debt securities, or may impact our ability to sell such securities at a reasonable price and may negatively impact our ability to borrow from financial institutions.

Item 1B. Unresolved Staff Comments

          None.

Item 2. Properties

          Our principal offices are owned by us and located in the Minneapolis, Minnesota metropolitan area. Manufacturing or research facilities are located in Arizona, California, Colorado, Connecticut, Florida, Indiana, Massachusetts, Michigan, Minnesota, Tennessee, Texas, Washington, Puerto Rico, China, France, Ireland, Mexico, The Netherlands and Switzerland. Our total manufacturing and research space is approximately 3.4 million square feet, of which approximately 75 percent is owned by us and the balance is leased.

          We also maintain sales and administrative offices in the U.S. at approximately 90 locations in 40 states or jurisdictions and outside the U.S. at approximately 126 locations in over 40 countries. Most of these locations are leased. We are using substantially all of our currently available productive space to develop, manufacture, and market our products. Our facilities are in good operating condition, suitable for their respective uses and adequate for current needs.

Item 3. Legal Proceedings

          A discussion of the Company’s policies with respect to legal proceedings is discussed in our legal proceedings and other loss contingencies footnote as described in Note 17 to the consolidated financial statements set forth in Exhibit 13 hereto and included in our 2010 Annual Report.

Item 4. Reserved

PART II

Item 5. Market for Medtronic’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

          The information in the section entitled “Price Range of Medtronic Stock” is incorporated by reference herein set forth in Exhibit 13 hereto and will be included in our 2010 Annual Report. The Company’s common stock is listed on the New York Stock Exchange under the symbol “MDT.”

          In June 2007 and June 2009, the Company’s Board of Directors authorized the repurchase of 50 million and 60 million shares of the Company’s stock, respectively. As authorized by the Board of Directors our program expires when its total number of authorized shares has been repurchased.

          The following table provides information about the shares repurchased by Medtronic during fourth quarter of fiscal year 2010:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
01/30/10-02/26/10	3,974,500	$42.78	3,974,500	55,809,069
02/27/10-04/02/10	1,987,639	45.10	1,987,639	53,821,430
04/03/10-04/30/10	2,989,777	45.42	2,989,777	50,831,653
Total	8,951,916	44.18	8,951,916	50,831,653

          On June 28, 2010, there were approximately 52,970 shareholders of record of the Company’s common stock. Cash dividends declared and paid totaled 20.50 cents per share for each quarter of fiscal year 2010 and 18.75 cents per share for each quarter of fiscal year 2009. Stock price comparison follows:

Fiscal Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2010 High	$35.83	$39.06	$46.03	$45.81
2010 Low	26.96	35.58	35.99	41.67
2009 High	54.41	56.55	40.69	34.56
2009 Low	46.98	37.81	28.67	24.38

Item 6. Selected Financial Data

          The information for fiscal years 2006 through 2010 in the section entitled “Selected Financial Data” is incorporated herein by reference to Exhibit 13 hereto and will be included in our 2010 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The information in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference to Exhibit 13 hereto and will be included in our 2010 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          The information in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Market Risk” as well as Note 6 to the consolidated financial statements is incorporated herein by reference to Exhibit 13 hereto and will be included in our 2010 Annual Report.

Item 8. Financial Statements and Supplementary Data

          The Consolidated Financial Statements and Notes thereto, together with the report of independent registered public accounting firm, are incorporated herein by reference to Exhibit 13 hereto and will be included in our 2010 Annual Report.

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

Management’s Annual Report on Internal Control Over Financial Reporting

          Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Exchange Act Rule 13a-15(f)). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2010. Our internal control over financial reporting as of April 30, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who has also audited our consolidated financial statements, as stated in their report in the section entitled “Report of Independent Registered Public Accounting Firm,” which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of April 30, 2010, which is incorporated by reference to Exhibit 13 hereto and will be included in our 2010 Annual Report.

Changes in Internal Control over Financial Reporting

          There have been no changes in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

          None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

          The sections entitled “Proposal 1 — Election of Directors — Directors and Nominees,” “Governance of Medtronic — Committees of the Board and Meetings,” “Governance of Medtronic — Audit Committee,” “Governance of Medtronic — Audit Committee Independence and Financial Experts,” “Governance of Medtronic — Corporate Governance Committee” and “Share Ownership Information — Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for our 2010 Annual Shareholders’ Meeting are incorporated herein by reference. See also “Executive Officers of Medtronic” on page 15 herein.

          We have adopted a written Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Treasurer, Corporate Controller and other senior financial officers performing similar functions who are identified from time to time by the Chief Executive Officer. We have also adopted a written Code of Business Conduct and Ethics for Members of the Board of Directors. The Code of Ethics for Senior Financial Officers, which is part of our broader Code of Conduct applicable to all employees, and the Code of Business Conduct and Ethics for Board members are posted on our website, www.medtronic.com under the “Investors” caption and then under the “Corporate Governance” caption. Any amendments to, or waivers for executive officers or directors of, these ethics codes will be disclosed on our website promptly following the date of such amendment or waiver.

Item 11. Executive Compensation

          The sections entitled “Governance of Medtronic — Director Compensation,” “Governance of Medtronic — Compensation Committee — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” and “Executive Compensation” in our Proxy Statement for our 2010 Annual Shareholders’ Meeting are incorporated herein by reference. The section entitled “Compensation Discussion and Analysis – Compensation Committee Report” in our Proxy Statement for our 2010 Annual Shareholders’ Meeting is furnished herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

          The sections entitled “Share Ownership Information – Significant Shareholders,” “Share Ownership Information – Beneficial Ownership and Management” and “Executive Compensation — Equity Compensation Plan Information” in our Proxy Statement for our 2010 Annual Shareholders’ Meeting are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

          The sections entitled “Proposal 1 — Election of Directors — Related Transactions and Other Matters” and “Proposal 1 — Election of Directors — Director Independence” in our Proxy Statement for our 2010 Annual Shareholders’ Meeting are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

          The sections entitled “Governance of Medtronic — Audit Committee — Audit Committee Pre-Approval Policies” and “Report of the Audit Committee — Audit and Non-Audit Fees” in our Proxy Statement for our 2010 Annual Shareholders’ Meeting are incorporated herein by reference.

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

4.10	Form of Indenture between Medtronic, Inc. and Wells Fargo Bank, National Association (Exhibit 4.1).(aa)

4.11	First Supplemental Indenture Dated March 12, 2009 between Medtronic, Inc. and Wells Fargo Bank, National Association (Exhibit 4.1).(bb)

4.12	Second Supplemental Indenture Dated March 16, 2010 between Medtronic, Inc. and Wells Fargo Bank, National Association (Exhibit 4.1) (ff)

*10.1	1994 Stock Award Plan (amended and restated as of January 1, 2008) (Exhibit 10.1).(t)

*10.2	Medtronic Incentive Plan (amended and restated effective January 1, 2008) (Exhibit 10.2).(t)

*10.3	Medtronic, Inc. Executive Incentive Plan (Appendix C).(l)

*10.4	Form of Employment Agreement for Medtronic executive officers (Exhibit 10.5).(a)

*10.5	Medtronic, Inc. Capital Accumulation Plan Deferral Program (as restated generally effective January 1, 2008)(Exhibit 10.5)(w)

*10.6	Stock Option Replacement Program (Exhibit 10.8).(a)

*10.7	Medtronic, Inc. 1998 Outside Director Stock Compensation Plan (as amended and restated effective as of January 1, 2008) (Exhibit 10.3).(t)

*10.8	Amendment effective October 2001, regarding change in control provisions in the Management Incentive Plan (Exhibit 10.10).(j)

10.9	Indemnification Trust Agreement (Exhibit 10.11).(b)

10.10

Asset Purchase and Settlement Agreement dated as of April 21, 2005 among Medtronic, Inc., Medtronic Sofamor Danek, Inc., SDGI Holdings, Inc., Gary K. Michelson, M.D. and Karlin Technology, Inc. (Exhibit 10.13).(o)

*10.11	Form of Restricted Stock Award Agreement under 2003 Long-Term Incentive Plan (Exhibit 10.3).(e)

*10.12	Form of Non-Qualified Stock Option Agreement under 2003 Long-Term Incentive Plan (four year vesting) (Exhibit 10.1).(e)

*10.13	Form of Non-Qualified Stock Option Agreement under 2003 Long-Term Incentive Plan (immediate vesting) (Exhibit 10.2).(e)

*10.14	Form of Initial Option Agreement under the Medtronic, Inc. 1998 Outside Director Stock Compensation Plan (Exhibit 10.17).(o)

*10.15	Form of Annual Option Agreement under the Medtronic, Inc. 1998 Outside Director Stock Compensation Plan (Exhibit 10.18).(o)

*10.16	Form of Replacement Option Agreement under the Medtronic, Inc. 1998 Outside Director Stock Compensation Plan (Exhibit 10.19).(o)

*10.17	Form of Restricted Stock Units Award Agreement under 2003 Long-Term Incentive Plan (Exhibit 10.20).(o)

*10.18	Form of Performance Share Award Agreement under 2003 Long-Term Incentive Plan (Exhibit 10.21).(o)

*10.19	Medtronic, Inc. Supplemental Executive Retirement Plan (as restated generally effective January 1, 2008) (Exhibit 10.1).(s)

10.20	Purchase Agreement by and among Medtronic, Inc. and the Initial Purchasers named therein dated as of April 12, 2006 (Exhibit 10.1).(h)

10.21	Registration Rights Agreement between Medtronic, Inc. and Banc of America Securities LLC and Morgan Stanley & Co. Incorporated dated as of April 18, 2006 (Exhibit 4.2).(h)

*10.22	2003 Long-Term Incentive Plan (as amended and restated effective January 1, 2008) (Exhibit 10.4).(t)

*10.23	Form of Non-Qualified Stock Option Agreement under 2003 Long-Term Incentive Plan effective June 22, 2006 (Exhibit 10.23).(q)

*10.24	Form of Restricted Stock Award Agreement under 2003 Long-Term Incentive Plan effective June 22, 2006 (Exhibit 10.24).(q)

*10.25	Form of Restricted Stock Unit Award Agreement under 2003 Long-Term Incentive Plan effective June 22, 2006 (Exhibit 10.25).(q)

*10.26	Form of Performance Award Agreement under 2003 Long-Term Incentive Plan effective June 22, 2006 (Exhibit 10.26).(q)

10.27†	Form of Confirmations of Convertible Note Hedge related to Convertible Senior Debentures issued on April 12, 2006, including Schedule thereto (Exhibit 10.27).(q)

10.28†	Form of Warrants issued on April 12, 2006, including Schedule thereto (Exhibit 10.28).(q)

10.29†	Form of Amendment to Confirmation issued on April 13, 2006 to Form of Warrants issued on April 12, 2006, including Schedule thereto (Exhibit 10.29).(q)

10.30	Amendment No. 1 dated September 5, 2006, to Indemnification Trust Agreement (Exhibit 10.1).(r)

*10.31	Form of Restricted Stock Award Agreement under 2003 Long-Term Incentive Plan (Exhibit 10.3).(s)

*10.32	Form of Restricted Stock Unit Award Agreement under 2003 Long-Term Incentive Plan (Exhibit 10.4).(s)

*10.33	Medtronic, Inc. Israeli Amendment to the 2003 Long-Term Incentive Plan (Exhibit 10.5).(t)

*10.34	Medtronic, Inc. – Kyphon Inc. 2002 Stock Plan (Amended and Restated July 26, 2007, as further amended on October 18, 2007) (Exhibit 10.6).(t)

*10.35	Addendum: Medtronic, Inc. – Kyphon Inc. 2002 Stock Plan (dated December 13, 2007) (Exhibit 10.7).(t)

*10.36	Letter Agreement dated April 29, 2008 between Michael DeMane and Medtronic, Inc. (Exhibit 10.37).(w)

*10.37	Medtronic, Inc. 2008 Stock Award and Incentive Plan (Exhibit 10.2).(ee)

*10.38	Form of Non-Qualified Stock Option Agreement under 2003 Long-Term Incentive Plan (Exhibit 10.39).(w)

*10.39	Form of Restricted Stock Unit Award Agreement under 2003 Long-Term Incentive Plan (Exhibit 10.40).(w)

*10.40	Form of Restricted Stock Unit Award Agreement under 2003 Long-Term Incentive Plan (Exhibit 10.41).(w)

*10.41	Form of Restricted Stock Unit Award Agreement under 2008 Stock Award and Incentive Plan (Exhibit 10.2).(x)

*10.42	Form of Restricted Stock Award Agreement under 2008 Stock Award and Incentive Plan (Exhibit 10.3).(x)

*10.43	Form of Restricted Stock Award Agreement under 2008 Stock Award and Incentive Plan (Exhibit 10.4).(x)

*10.44	Form of Restricted Stock Unit Award Agreement under 2008 Stock Award and Incentive Plan (Exhibit 10.5).(x)

*10.45	Form of Non-Qualified Stock Option Agreement under 2008 Stock Award and Incentive Plan (Exhibit 10.6).(x)

*10.46	Terms of Non-Employee Director Compensation under the Medtronic, Inc. 2008 Stock Award and Incentive Plan (Exhibit 10.7).(x)

*10.47	Form of Non-Employee Director Initial Option Agreement under the Medtronic, Inc. 2008 Stock Award and Incentive Plan (Exhibit 10.1).(y)

*10.48	Form of Non-Employee Director Annual Option Agreement under the Medtronic, Inc. 2008 Stock Award and Incentive Plan (Exhibit 10.2).(y)

*10.49	Form of Non-Employee director Deferred Unit Award Agreement under the Medtronic, Inc. 2008 Stock Award and Incentive Plan (Exhibit 10.3).(y)

*10.50	Form of Change of Control Employment Agreement for Medtronic Executive Officers (Exhibit 10.38).(w)

*10.51	Amendment to Change of Control Agreement for Medtronic Executive Officers (Exhibit 10.1).(z)

*10.52	Amendment No. 2 dated April 27, 2009, to Indemnification Trust Agreement (Exhibit 10.53). (cc)

*10.53	Form of Amended and Restated Change of Control Employment Agreement for Medtronic Executive Officers (Exhibit 10.1).(dd)

*10.54	Form of Change of Control Employment Agreement for Medtronic Executive Officers (Exhibit 10.1).(ee)

*10.55	Medtronic, Inc. 2005 Employee Stock Purchase Plan (Exhibit 10.3).(ee)

*10.56	Bonus Agreement by and between Medtronic, Inc. and Christopher J. O’Connell dated December 23, 2009

*10.57	Amendment dated December 18, 2008 to the Medtronic, Inc. Capital Accumulation Plan Deferral Program and Supplemental Executive Retirement Plan

12.1	Computation of ratio of earnings to fixed charges

13	This exhibit contains the information referenced under Part II, Items 5, 6, 7, 7A and 8

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Medtronic’s Annual Report on Form 10-K for year ended April 30, 2010, formatted in Extensive Business Reporting Language (XBRL), (i) condensed consolidated statements of earnings, (ii) condensed consolidated balance sheets, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements.

(a)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 27, 2001, filed with the Commission on July 26, 2001.

(b)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 30, 2004, filed with the Commission on June 30, 2004.

(c)	Incorporated herein by reference to the cited exhibit in our registration statement on Form 8-A, including the exhibits thereto, filed with the Commission on November 3, 2000.

(d)	Incorporated herein by reference to the cited exhibit in our amended Current Report on Form 8-K/A, filed with the Commission on November 13, 2001.

(e)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended January 28, 2005, filed with the Commission on March 7, 2005.

(f)	Incorporated herein by reference to the cited exhibit in our registration statement on Amendment No. 2 to Form S-4, filed with the Commission on January 10, 2005.

(g)	Incorporated herein by reference to the cited exhibit in our registration statement on Form S-4, filed with the Commission on December 6, 2005.

(h)	Incorporated herein by reference to the cited exhibit in our Current Report on Form 8-K, filed with the Commission on April 18, 2006.

(i)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended January 26, 2007, filed with the Commission on March 6, 2007.

(j)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 26, 2002, filed with the Commission on July 19, 2002.

(k)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 25, 2003, filed with the Commission on July 14, 2003.

(l)	Incorporated herein by reference to the cited appendix to our 2003 Proxy Statement, filed with the Commission on July 28, 2003.

(m)	Incorporated herein by reference to the cited exhibit in our registration statement on Form S-8, filed with the Commission on November 21, 2005.

(n)	Incorporated herein by reference to the cited appendix to our 2005 Proxy Statement, filed with the Commission on July 21, 2005.

(o)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 29, 2005, filed with the Commission on June 29, 2005.

(p)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended October 28, 2005, filed with the Commission on December 6, 2005.

(q)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 28, 2006, filed with the Commission on June 28, 2006.

(r)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended October 27, 2006, filed with the Commission on December 5, 2006.

(s)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended October 26, 2007, filed with the Commission on December 4, 2007.

(t)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended January 25, 2008, filed with the Commission on March 4, 2008.

(u)	Incorporated herein by reference to the cited exhibit in our Current Report on Form 8-K, filed with the Commission on July 30, 2007.

(v)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended July 27, 2007, filed with the Commission on September 5, 2007.

(w)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 25, 2008, filed with the Commission on June 24, 2008.

(x)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended July 25, 2008, filed with the Commission on September 3, 2008.

(y)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended October 24, 2008, filed with the Commission on December 3, 2008.

(z)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended January 23, 2009, filed with the Commission on March 4, 2009.

(aa)	Incorporated herein by reference to the cited exhibit in our registration statement on Form S-3, filed with the Commission on March 9, 2009.

(bb)	Incorporated herein by reference to the cited exhibit in our Current Report on Form 8-K, filed with the Commission on March 12, 2009.

(cc)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 24, 2009, filed with the Commission on June 23, 2009.

(dd)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2009, filed with the Commission on September 9, 2009.

(ee)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended October 30, 2009, filed with the Commission on December 9, 2009.

(ff)	Incorporated herein by reference to the cited exhibit in our Current Report on Form 8-K, filed with the Commission on March 16, 2010.

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

The sections entitled “Report of Independent Registered Public Accounting Firm” and “Consolidated Statements of Earnings” — years ended April 30, 2010, April 24, 2009, and April 25, 2008 are set forth in Exhibit 13 hereto and will be included in our 2010 Annual Report.

		The section entitled “Consolidated Balance Sheets” — April 30, 2010 and April 24, 2009 is set forth in Exhibit 13 hereto and will be included in our 2010 Annual Report.

The section entitled “Consolidated Statements of Shareholders’ Equity” — years ended April 30, 2010, April 24, 2009, and April 25, 2008 is set forth in Exhibit 13 hereto and will be included in our 2010 Annual Report.

The section entitled “Consolidated Statements of Cash Flows” — years ended April 30, 2010, April 24, 2009, and April 25, 2008 is set forth in Exhibit 13 hereto and will be included in our 2010 Annual Report.

		The section entitled “Notes to Consolidated Financial Statements” is set forth in Exhibit 13 hereto and will be included in our 2010 Annual Report.

2.		Financial Statement Schedules

		Section II. Valuation and Qualifying Accounts — years ended April 30, 2010, April 24, 2009, and April 25, 2008 (set forth on page 33 of this report).

		All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or Notes thereto.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDTRONIC, INC.

Dated: June 29, 2010	By:	/s/ William A. Hawkins
William A. Hawkins
Chairman and
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MEDTRONIC, INC.

Dated: June 29, 2010	By:	/s/ William A. Hawkins
William A. Hawkins
Chairman and
Chief Executive Officer
(Principal Executive Officer)

Dated: June 29, 2010	By:	/s/ Gary L. Ellis
Gary L. Ellis
Senior Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Directors

Richard H. Anderson
David L. Calhoun
Victor J. Dzau, M.D.
William A. Hawkins
Shirley Ann Jackson, Ph.D
James T. Lenehan
Denise M. O’Leary
Kendall J. Powell
Robert C. Pozen
Jean-Pierre Rosso
Jack W. Schuler

          D. Cameron Findlay, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

Dated: June 29, 2010	By:	/s/ D. Cameron Findlay
D. Cameron Findlay

MEDTRONIC, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(dollars in millions)

	Balance at Beginning of Fiscal Year	Charges to Earnings	Other Changes (Debit) Credit		Balance at End of Fiscal Year
Allowance for doubtful accounts:
Year ended 4/30/10	$61	$36	$(38	)(a)	$67
			$8	(b)
Year ended 4/24/09	$99	$39	$(61	)(a)	$61
			$(16	)(b)
Year ended 4/25/08	$160	$31	$(101	)(a)	$99
			$9	(b)

(a)	Uncollectible accounts written off, less recoveries.

(b)	Reflects primarily the effects of foreign currency fluctuations.