Form 10-Q
period 2010-07-30
MEDTRONIC INC
filed 2010-09-08
CIK 64670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 30, 2010

Commission File Number 1-7707

MEDTRONIC, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0793183
(State of incorporation)	(I.R.S. Employer
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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Shares of common stock, $.10 par value, outstanding on September 3, 2010: 1,079,885,995

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended
	July 30, 2010	July 31, 2009
	(in millions, except per share data)
Net sales	$3,773	$3,933

Costs and expenses:
Cost of products sold	893	966
Research and development expense	370	370
Selling, general, and administrative expense	1,334	1,368
Restructuring charges	—	62
Certain litigation charges, net	—	444
Purchased in-process research and development (IPR&D) and certain acquisition-related costs	15	—
Other expense, net	47	96
Interest expense, net	74	66
Total costs and expenses	2,733	3,372

Earnings before income taxes	1,040	561

Provision for income taxes	210	116

Net earnings	$830	$445

Basic earnings per share	$0.76	$0.40
Diluted earnings per share	$0.76	$0.40

Basic weighted average shares outstanding	1,086.1	1,112.6
Diluted weighted average shares outstanding	1,089.7	1,114.6

Cash dividends declared per common share	$0.225	$0.205

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 30, 2010	April 30, 2010
	(in millions, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$1,364	$1,400
Short-term investments	2,553	2,375
Accounts receivable, less allowances of $65 and $67, respectively	3,230	3,335
Inventories	1,577	1,481
Deferred tax assets, net	558	544
Prepaid expenses and other current assets	715	704

Total current assets	9,997	9,839

Property, plant, and equipment	5,429	5,358
Accumulated depreciation	(3,009)	(2,937)
Property, plant, and equipment, net	2,420	2,421

Goodwill	8,395	8,391
Other intangible assets, net	2,510	2,559
Long-term investments	5,057	4,632
Other assets	281	248

Total assets	$28,660	$28,090

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$3,428	$2,575
Accounts payable	410	420
Accrued compensation	680	1,001
Accrued income taxes	197	235
Other accrued expenses	896	890

Total current liabilities	5,611	5,121

Long-term debt	7,080	6,944
Long-term accrued compensation and retirement benefits	481	516
Long-term accrued income taxes	634	595
Long-term deferred tax liabilities, net	42	89
Other long-term liabilities	211	196

Total liabilities	14,059	13,461

Commitments and contingencies (Notes 3 and 19)	—	—

Shareholders’ equity:
Preferred stock— par value $1.00	—	—
Common stock— par value $0.10	108	110
Retained earnings	14,846	14,826
Accumulated other comprehensive loss	(353)	(307)

Total shareholders’ equity	14,601	14,629

Total liabilities and shareholders’ equity	$28,660	$28,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	July 30, 2010	July 31, 2009
	(in millions)
Operating Activities:
Net earnings	$830	$445
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	187	188
Amortization of discount on senior convertible notes	43	43
IPR&D charges	15	—
Deferred income taxes	(22)	68
Stock-based compensation	49	62
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	68	37
Inventories	(73)	(35)
Accounts payable and accrued liabilities	(322)	(136)
Other operating assets and liabilities	30	(1)
Certain litigation charges, net	—	444
Certain litigation payments	—	(494)

Net cash provided by operating activities	805	621

Investing Activities:
Acquisitions, net of cash acquired	(62)	—
Additions to property, plant, and equipment	(108)	(150)
Purchases of marketable securities	(1,747)	(1,156)
Sales and maturities of marketable securities	1,183	860
Other investing activities, net	(55)	(83)

Net cash used in investing activities	(789)	(529)

Financing Activities:
Change in short-term borrowings, net	816	148
Payments on long-term debt	(2)	(6)
Dividends to shareholders	(245)	(228)
Issuance of common stock	25	36
Repurchase of common stock	(640)	(344)

Net cash used in financing activities	(46)	(394)

Effect of exchange rate changes on cash and cash equivalents	(6)	53

Net change in cash and cash equivalents	(36)	(249)

Cash and cash equivalents at beginning of period	1,400	1,271

Cash and cash equivalents at end of period	$1,364	$1,022

Supplemental Cash Flow Information
Income taxes paid	$261	$68
Interest paid	60	58

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial condition, and cash flows in conformity with U.S. GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Medtronic, Inc. and its subsidiaries (Medtronic or the Company) for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010.

In December 2009, the Company consolidated its businesses into two operating groups: one combining its Cardiac Rhythm Disease Management (CRDM), CardioVascular, and Physio-Control businesses; the other combining its Spinal, Neuromodulation, Diabetes, and Surgical Technologies businesses. This structure further advances the Company’s goal of operating as “One Medtronic” because it enables the Company to capitalize on existing synergies related to customers and technologies across each business. The creation of these two operating groups did not immediately change how the Company internally managed and reported the results of these businesses in fiscal year 2010. Starting in the first quarter of fiscal year 2011, due to changes in how the Company internally manages and reports the results of these businesses, the Company now operates under two reportable segments and two operating segments. During the first quarter of fiscal year 2011, the two operating groups were formally named the Cardiac and Vascular Group (composed of the CRDM, CardioVascular, and Physio-Control businesses) and the Restorative Therapies Group (composed of the Spinal, Neuromodulation, Diabetes, and Surgical Technologies businesses), respectively. See Note 20 for further information regarding the Company’s segment reporting.

The Company’s fiscal years 2011, 2010, and 2009 will end or ended on April 29, 2011, April 30, 2010, and April 24, 2009, respectively. The three months ended July 30, 2010 contained thirteen weeks, one fewer week than the first quarter of the prior fiscal year.

Note 2 – New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) updated the revenue recognition accounting guidance relating to the accounting for revenue arrangements that involve more than one deliverable or unit of accounting. The updated guidance requires companies to allocate arrangement considerations in multiple deliverable arrangements in a manner that better reflects the economics of the transaction by revising certain thresholds for separation, and providing criteria for allocation of revenue among deliverables. The updated guidance is effective for the Company beginning in fiscal year 2012. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company is currently evaluating the impact of adoption of this accounting guidance on its consolidated financial statements.

In January 2010, the FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances, and settlements. The updated guidance was effective for the Company beginning in the fourth quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements in the Level 3 reconciliation, which are effective for the Company beginning in the first quarter of fiscal year 2012. As this guidance only requires additional disclosures, the adoption of this guidance is not expected to have a material impact to the Company’s consolidated financial statements. Refer to Note 7 of the Company’s Annual Report on Form 10-K for the year ended April 30, 2010 for additional information on Levels 1, 2, and 3.

Note 3 – Acquisitions and IPR&D Charges

Pending Acquisition

On August 16, 2010, the Company signed a definitive agreement to acquire Osteotech, Inc. (Osteotech). Osteotech develops innovative biologic products for regenerative medicine. Under the terms of the agreement, the Company will pay $6.50 per share in cash for each share of Osteotech common stock. The total value of the transaction is expected to be approximately $123 million.

Subsequent Acquisition

On August 12, 2010, the Company acquired ATS Medical, Inc. (ATS Medical). ATS Medical is a leading developer, manufacturer, and marketer of products and services focused on cardiac surgery, including heart valves and surgical cryoablation technology. Under the terms of the agreement, ATS Medical shareholders received $4.00 per share in cash for each share of ATS Medical common stock they owned.

See Note 21 for additional information.

Acquisitions

On June 2, 2010, the Company acquired substantially all of the assets of Axon Surgical (Axon), a privately held company. Prior to the acquisition, the Company distributed a large portion of Axon’s product. The agreement will allow the Company to bring to market the next generation of surgeon-directed and professionally supported spinal neuromonitoring technology and expand the availability of this technology. Total consideration for the transaction, net of cash acquired, was $62 million, which includes the settlement of existing Axon debt. In connection with the acquisition of Axon, the Company acquired $41 million of technology-based intangible assets that had an estimated useful life of 10 years at the time of acquisition, $5 million of tangible assets, and $16 million of goodwill. Goodwill is deductible for tax purposes. The pro forma impact of the acquisition of Axon was not significant to the results of the Company for the three months ended July 30, 2010 and July 31, 2009.

There were no significant acquisitions during the three months ended July 31, 2009.

IPR&D Charges

During the three months ended July 30, 2010, the Company incurred a $15 million IPR&D charge related to a milestone payment under the existing terms of a royalty bearing, non-exclusive patent cross-licensing agreement with NeuroPace, Inc. Product commercialization related to this technology had not yet been achieved. As a result, in accordance with authoritative guidance the payment was immediately expensed as IPR&D since technological feasibility had not yet been reached and such technology has no future alternative use.

During the three months ended July 31, 2009, the Company did not incur any IPR&D charges.

Contingent Consideration

Certain of the Company’s business combinations or purchases of intellectual property involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets, or obtaining regulatory approvals. As a result of the Company adopting new authoritative guidance in fiscal year 2010 related to business combinations, contingent consideration is recorded at the acquisition date estimated fair value of the contingent milestone payment for all acquisitions subsequent to April 24, 2009. The fair value of the contingent milestone consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recorded in the condensed consolidated statements of earnings. The Company measures the initial liability and remeasures the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. See Note 7 for further information regarding fair value measurements.

At July 30, 2010, the estimated maximum potential amount of undiscounted future contingent consideration that the Company is expected to make associated with all completed business combinations or purchases of intellectual property prior to April 24, 2009 was approximately $350 million. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2011 to 2016 in order for the consideration to be paid.

The fair value of contingent milestone payments associated with acquisitions subsequent to April 24, 2009 were remeasured as of July 30, 2010 at $120 million and are reflected in other long-term liabilities in the condensed consolidated balance sheets. The change in fair value was $2 million for the three months ended July 30, 2010 and is reflected as an expense in the condensed consolidated statement of earnings.

Note 4 – Certain Litigation Charges, Net

The Company classifies material litigation reserves and gains recognized as certain litigation charges, net. During the three months ended July 30, 2010, there were no certain litigation charges, net.

During the three months ended July 31, 2009, the Company recorded certain litigation charges, net of $444 million related to the global resolution of all outstanding intellectual property litigation with Abbott Laboratories (Abbott). The terms of the agreement stipulate that neither party will sue each other in the field of coronary stent and stent delivery systems for a period of at least 10 years, subject to certain conditions. Both parties also agreed to a cross-license of the disputed patents within the defined field. The $444 million settlement amount included a $400 million payment made to Abbott and a $42 million success payment made to evYsio Medical Devices, LLC (evYsio). In addition, a $2 million payment was made to evYsio in connection with an amendment to the parties’ existing agreement in order to expand the scope of the definition of the license field from evYsio.

Note 5 – Restructuring Charges

Fiscal Year 2009 Initiative

In the fourth quarter of fiscal year 2009, as part of the Company’s “One Medtronic” strategy, the Company recorded a $34 million restructuring charge, which consisted of employee termination costs of $29 million and asset write-downs of $5 million. The “One Medtronic” strategy focused on streamlining the organization and standardizing or centralizing certain functional activities which were not unique to individual businesses. In connection with these efforts to create “One Medtronic,” this initiative was designed to streamline operations, by further consolidating manufacturing and eliminating certain non-core product lines, and to further align resources around the Company’s higher growth opportunities. This initiative impacted most businesses and certain corporate functions. Of the $5 million of asset write-downs, $3 million related to inventory write-offs and production-related asset impairments and therefore was recorded within cost of products sold in the consolidated statement of earnings. The employee termination costs of $29 million consisted of severance and the associated costs of continued medical benefits and outplacement services.

As a continuation of the fiscal year 2009 initiative, in the first quarter of fiscal year 2010, the Company incurred $72 million of incremental restructuring charges, which consisted of employee termination costs of $62 million and asset write-downs of $10 million. Of the $10 million of asset write-downs, $7 million related to inventory write-offs and production-related asset impairments and therefore was recorded within cost of products sold in the condensed consolidated statement of earnings. Included in the $62 million restructuring charge was $9 million of incremental defined benefit pension and post-retirement related expenses for those employees who accepted early retirement packages. These costs are not included in the table summarizing restructuring costs below because they are associated with costs that are accounted for under the pension and post-retirement rules. For further discussion on the incremental defined benefit pension and post-retirement related expenses, see Note 18.

In the fourth quarter of fiscal year 2010, the Company recorded a $12 million reversal of excess restructuring reserves related to the fiscal year 2009 initiative. This reversal was primarily a result of a higher than expected percentage of employees identified for elimination finding positions elsewhere within the Company.

During the three months ended July 30, 2010, the Company did not incur any restructuring charges.

In connection with the fiscal year 2009 initiative, as of the end of the first quarter of fiscal year 2010, the Company had identified approximately 1,500 positions for elimination which were achieved through early retirement packages offered to employees, voluntary separation, and involuntary separation. As of July 30, 2010, the fiscal year 2009 initiative was substantially complete.

A summary of the activity related to the fiscal year 2009 initiative is presented below:

	Fiscal Year 2009 Initiative
(in millions)	Employee Termination Costs	Asset Write-downs	Total
Balance as of April 25, 2008	$—	$—	$—
Restructuring charges	29	5	34
Payments/write-downs	(1)	(5)	(6)
Balance as of April 24, 2009	$28	$—	$28
Restructuring charges	53	10	63
Reversal of excess accrual	(12)	—	(12)
Payments	(64)	(10)	(74)
Balance as of April 30, 2010	$5	$—	$5
Payments/write-downs	(5)	—	(5)
Balance as of July 30, 2010	$—	$—	$—

Note 6 – Investments

The Company invests in short-term and long-term investments, which consists primarily of marketable debt and equity securities.

Information regarding the Company’s short-term and long-term investments as of July 30, 2010 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$2,235	$23	$(10)	$2,248
Auction rate securities	193	—	(55)	138
Mortgage backed securities	696	11	(14)	693
U.S. government and agency securities	3,107	30	—	3,137
Foreign government and agency securities	174	2	—	176
Certificates of deposit	305	—	—	305
Other asset backed securities	318	2	(4)	316
Marketable equity securities	1	2	—	3
Trading securities:
Exchange-traded funds	29	—	(1)	28
Cost method, equity method, and other investments	566	—	—	566
Total short-term and long-term investments	$7,624	$70	$(84)	$7,610

Information regarding the Company’s short-term and long-term investments as of April 30, 2010 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$2,130	$16	$(12)	$2,134
Auction rate securities	194	—	(52)	142
Mortgage backed securities	724	8	(15)	717
U.S. government and agency securities	2,745	9	(1)	2,753
Foreign government and agency securities	118	1	—	119
Certificates of deposit	256	—	—	256
Other asset backed securities	315	1	(3)	313
Marketable equity securities	1	—	—	1
Trading securities:
Exchange-traded funds	29	1	—	30
Cost method, equity method, and other investments	542	—	—	542
Total short-term and long-term investments	$7,054	$36	$(83)	$7,007

Information regarding the Company’s available-for-sale and trading securities as of July 30, 2010 and April 30, 2010 is as follows:

	July 30, 2010		April 30, 2010
(in millions)	Short-term	Long-term	Short-term	Long-term
Available-for-sale securities	$2,553	$4,463	$2,375	$4,060
Trading securities	—	28	—	30
Total investments	$2,553	$4,491	$2,375	$4,090

The following table shows the gross unrealized losses and fair values of the Company’s available-for-sale investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category:

	July 30, 2010
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$696	$(2)	$36	$(8)
Auction rate securities	—	—	138	(55)
Mortgage backed securities	106	(1)	81	(13)
Other asset backed securities	66	(2)	10	(2)
Total short-term and long-term investments	$868	$(5)	$265	$(78)

	April 30, 2010
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$890	$(3)	$39	$(9)
Auction rate securities	—	—	142	(52)
Mortgage backed securities	97	—	92	(15)
U.S. government and agency securities	853	(1)	—	—
Other asset backed securities	95	(1)	19	(2)
Total short-term and long-term investments	$1,935	$(5)	$292	$(78)

The Company’s investments in marketable debt securities detailed above are classified and accounted for as available-for-sale and include corporate debt securities, and mortgage backed and other asset backed securities including auction rate securities. Market conditions during the first quarter of fiscal year 2011 and subsequent to the Company’s quarter-end continue to indicate some uncertainty on the part of investors on the world economic outlook. This uncertainty has created reduced liquidity across the fixed income investment market, including certain securities in which the Company has invested. As a result, some of the Company’s investments have experienced reduced liquidity including unsuccessful monthly auctions for auction rate security holdings. At July 30, 2010, the Company concluded that the unrealized losses associated with the remaining securities were not other-than-temporary as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of the amortized cost.

Activity related to the Company’s short-term and long-term investment portfolio is as follows:

	Three months ended
	July 30, 2010		July 31, 2009
(in millions)	Debt (a)	Equity (b)	Debt (a)	Equity (b)
Proceeds from sales	$1,183	$—	$860	$—
Gross realized gains	$7	$—	$14	$—
Gross realized losses	$(4)	$—	$(1)	$—
Impairment losses recognized	$(3)	$(3)	$(7)	$(3)

(a)	Includes available-for-sale debt securities.
(b)	Includes marketable equity securities, cost method, equity method, exchange-traded funds, and other investments.

The total other-than-temporary impairment losses on available-for-sale debt securities for the three months ended July 30, 2010 and July 31, 2009 were $9 million and $24 million, respectively, of which $6 million and $17 million, respectively, were recognized in other comprehensive income resulting in $3 million and $7 million, respectively, of charges being recognized in earnings. These charges relate to credit losses on certain mortgage backed securities, other corporate securities, and auction rate securities. The amount of credit losses represents the difference between the present value of cash flows expected to be collected on these securities and the amortized cost. In determining this other-than-temporary impairment loss, U.S. GAAP specifies that the Company consider a variety of factors, including the quality and estimated value of the underlying credit support for the Company’s holdings and the financial condition and credit quality of the underlying collateral and credit support available to each of the remaining securities in which the Company is invested. The Company believes it has recorded all necessary other-than-temporary impairments as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of the amortized cost.

The following table shows the credit loss portion of other-than-temporary impairments on debt securities held by the Company as of the dates indicated and the corresponding changes in such amounts:

(in millions)
Balance as of April 30, 2010	$17
Additional credit losses recognized on securities previously impaired	2
Credit losses recognized on securities previously not impaired	1
Reductions for securities sold during the period	(1)
Balance as of July 30, 2010	$19

The July 30, 2010 balance of available-for-sale debt securities by contractual maturity is shown in the following table at fair value. Within the table, maturities of mortgage backed securities have been allocated based upon timing of estimated cash flows, assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	July 30, 2010
Due in one year or less	$2,816
Due after one year through five years	3,909
Due after five years through ten years	149
Due after ten years	139
Total debt securities	$7,013

As of July 30, 2010 and April 30, 2010, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method was $566 million and $542 million, respectively. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.

Gains and losses realized on trading securities and available-for-sale debt securities are recorded in interest expense, net in the condensed consolidated statements of earnings. Gains and losses realized on marketable equity securities, cost method, equity method, and other investments are recorded in other expense, net in the condensed consolidated statements of earnings. In addition, unrealized gains and losses on available-for-sale debt securities are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets and unrealized gains and losses on trading securities are recorded in interest expense, net in the condensed consolidated statements of earnings. Gains and losses from the sale of investments are calculated based on the specific identification method.

Note 7 – Fair Value Measurements

The Company follows the authoritative guidance on fair value measurements and disclosures, with respect to assets and liabilities that are measured at fair value on both a recurring and nonrecurring basis. Under the authoritative guidance for fair value measurements, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy is broken down into three levels. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Descriptions of the three levels of the fair value hierarchy are discussed in Note 7 of the Company’s Annual Report on Form 10-K for the year ended April 30, 2010.

See the section below titled Valuation Techniques for further discussion of how the Company determines fair value for investments.

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The authoritative guidance is principally applied to financial assets and liabilities such as marketable equity securities and debt securities that are classified and accounted for as trading, available-for-sale, and derivative instruments. Derivatives include cash flow hedges, freestanding derivative forward contracts, net investment hedges, and interest rate swaps. These items are marked-to-market at each reporting period. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value as of July 30, 2010	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$2,248	$2	$2,230	$16
Auction rate securities	138	—	—	138
Mortgage backed securities	693	—	656	37
U.S. government and agency securities	3,137	1,071	2,066	—
Foreign government and agency securities	176	—	176	—
Certificates of deposit	305	—	305	—
Other asset backed securities	316	—	309	7
Marketable equity securities	3	3	—	—
Exchange-traded funds	28	28	—	—
Derivative assets	369	217	152	—
Total assets	$7,413	$1,321	$5,894	$198

Liabilities:
Derivative liabilities	$75	$75	$—	$—
Total liabilities	$75	$75	$—	$—

	Fair Value as of April 30, 2010	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$2,134	$—	$2,118	$16
Auction rate securities	142	—	—	142
Mortgage backed securities	717	—	678	39
U.S. government and agency securities	2,753	782	1,971	—
Foreign government and agency securities	119	—	119	—
Certificates of deposit	256	—	256	—
Other asset backed securities	313	—	297	16
Marketable equity securities	1	1	—	—
Exchange-traded funds	30	30	—	—
Derivative assets	296	265	31	—
Total assets	$6,761	$1,078	$5,470	$213

Liabilities:
Derivative liabilities	$47	$47	$—	$—
Total liabilities	$47	$47	$—	$—

Valuation Techniques

Financial assets that are classified as Level 1 securities include highly liquid government bonds within U.S. government and agency securities, marketable equity securities, and exchange-traded funds for which quoted market prices are available. In addition, the Company has determined that foreign currency forward contracts will be included in Level 1 as these are valued using quoted market prices in active markets which have identical assets or liabilities.

The valuation for most fixed maturity securities are classified as Level 2. Financial assets that are classified as Level 2 include corporate debt securities, U.S. and foreign government and agency securities, certificates of deposit, other asset backed securities, and certain mortgage backed securities whose value is determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, the Company determined that interest rate swaps will be included in Level 2 as the Company uses inputs other than quoted prices that are observable for the asset. The Level 2 derivative positions are primarily valued using standard calculations and models that use readily observable market data as their basis.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain corporate debt securities, auction rate securities, certain mortgage backed securities, and certain other asset backed securities for which there was a decrease in the observability of market pricing for these investments. At July 30, 2010, these securities were valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing, and amount of expected future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1 and Level 2 during the three months ended July 30, 2010 or July 31, 2009. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

	Three months ended
(in millions)	July 30, 2010	July 31, 2009
Beginning Balance	$213	$205
Total realized losses and other-than-temporary impairment losses included in earnings	(2)	(4)
Total unrealized gains/(losses) included in other comprehensive income	(2)	45
Net purchases, issuances, and settlements	(11)	(22)
Ending Balance	$198	$224

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. There were no indicators of impairment as of July 30, 2010. With the exception of the property, plant, and equipment impairment charges recorded as part of the Company’s fiscal year 2009 and global realignment restructuring reserves of $8 million, no impairments were recognized as of July 31, 2009.

The Company holds investments in equity and other securities that are accounted for using the cost or equity method, which are classified as long-term investments in the condensed consolidated balance sheets. The aggregate carrying amount of these investments approximated $566 million as of July 30, 2010 and $542 million as of April 30, 2010. These cost or equity method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s cost or equity method investments is not estimated if there are no identified events or changes in circumstance that may have a significant adverse effect on the fair value of these investments. During the three months ended July 30, 2010 and July 31, 2009, the Company determined that the fair values of certain cost method investments were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $3 million in impairment charges during both the three months ended July 30, 2010 and the three months ended July 31, 2009. The impairment charges related to the cost method investments were recorded in other expense, net in the condensed consolidated statement of earnings. These investments fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value, as the investments are privately held entities without quoted market prices. To determine the fair value of these investments, the Company used all pertinent financial information that was available related to the entities, including financial statements and market participant valuations from recent and proposed financing offerings.

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company’s long-term debt, including the short-term portion, at July 30, 2010 was $10.153 billion compared to a carrying value of $9.709 billion, and at April 30, 2010 was $10.047 billion compared to a carrying value of $9.711 billion. Fair value was estimated using quoted market prices for the same or similar instruments. The fair values and carrying values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

Note 8 – Financing Arrangements

Senior Convertible Notes

In April 2006, the Company issued $2.200 billion of 1.500 percent Senior Convertible Notes due 2011 (2011 Senior Convertible Notes) and $2.200 billion of 1.625 percent Senior Convertible Notes due 2013 (2013 Senior Convertible Notes) (collectively, the Senior Convertible Notes). The Senior Convertible Notes were issued at par and pay interest in cash semi-annually in arrears on April 15 and October 15 of each year. The Senior Convertible Notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness.

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

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. This authoritative guidance provides guidance for determining whether an entity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and classified in shareholders’ equity or whether it should be bifurcated and classified as a separate asset or liability and marked-to-market through earnings. The Company adopted this authoritative guidance in the first quarter of fiscal year 2010. In applying this guidance, the Company concluded that the purchased call options and sold warrants were indexed to its own stock and should continue to be classified in shareholders’ equity; thus consistent with prior periods, the existing guidance for accounting for derivative financial instruments indexed to and potentially settled in, a company’s own stock would still apply.

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

Authoritative guidance requires the proceeds from the issuance of the Senior Convertible Notes to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the Senior Convertible Notes are expected to be outstanding as additional non-cash interest expense.

The following table provides equity and debt information for the Senior Convertible Notes under the convertible debt guidance.

	2011 Senior Convertible Notes		2013 Senior Convertible Notes
(in millions)	July 30, 2010	April 30, 2010	July 30, 2010	April 30, 2010
Carrying amount of the equity component	$420	$420	$547	$547

Principal amount of the Senior Convertible Notes	$2,200	$2,200	$2,200	$2,200
Unamortized discount	(67)	(90)	(239)	(259)
Net carrying amount	$2,133	$2,110	$1,961	$1,941

As of July 30, 2010, the unamortized balance of the debt discount will be amortized over the remaining life of the Senior Convertible Notes, which is approximately nine months for the 2011 Senior Convertible Notes and approximately three years for the 2013 Senior Convertible Notes. The following table provides interest rate and interest expense amounts related to the Senior Convertible Notes.

	2011 Senior Convertible Notes		2013 Senior Convertible Notes
	Three months ended		Three months ended
(in millions, except interest rate)	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Effective interest rate	5.97%	5.97%	6.03%	6.03%
Interest cost related to contractual interest coupon	$8	$9	$9	$10
Interest cost related to amortization of the discount	$23	$23	$20	$21

Senior Notes

In March 2010, the Company issued three tranches of Senior Notes (collectively, the 2010 Senior Notes) with the aggregate face value of $3.000 billion. The first tranche consisted of $1.250 billion of 3.000 percent Senior Notes due 2015, the second tranche consisted of $1.250 billion of 4.450 percent Senior Notes due 2020, and the third tranche consisted of $500 million of 5.550 percent Senior Notes due 2040. All three tranches were issued at a discount which resulted in an effective interest rate of 3.002 percent, 4.470 percent, and 5.564 percent, respectively. Interest on each series of the 2010 Senior Notes is payable semi-annually, on March 15 and September 15 of each year, commencing September 15, 2010. The 2010 Senior Notes are unsecured senior obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the 2010 Senior Notes were issued contain customary covenants, all of which the Company remains in compliance with as of July 30, 2010. The Company used the net proceeds from the sale of the 2010 Senior Notes for working capital and general corporate uses, which may include repayment of its indebtedness that matures in fiscal year 2011. This indebtedness includes the $2.200 billion of 1.500 percent Senior Convertible Notes due 2011 and the $400 million of 2005 Senior Notes due 2010.

In March 2009, the Company issued three tranches of Senior Notes (collectively, the 2009 Senior Notes) with the aggregate face value of $1.250 billion. The first tranche consisted of $550 million of 4.500 percent Senior Notes due 2014, the second tranche consisted of $400 million of 5.600 percent Senior Notes due 2019, and the third tranche consisted of $300 million of 6.500 percent Senior Notes due 2039. The first tranche was issued at par, the second tranche was issued at a discount which resulted in an effective interest rate of 5.609 percent, and the third tranche was issued at a discount which resulted in an effective interest rate of 6.519 percent. Interest on each series of the 2009 Senior Notes is payable semi-annually, on March 15 and September 15 of each year. The 2009 Senior Notes are unsecured senior obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the 2009 Senior Notes were issued contain customary covenants, all of which the Company remains in compliance with as of July 30, 2010. The Company used the net proceeds from the sale of the 2009 Senior Notes for repayment of a portion of its commercial paper and for general corporate uses.

In September 2005, the Company issued two tranches of Senior Notes (collectively, the 2005 Senior Notes) with the aggregate face value of $1.000 billion. The first tranche consisted of $400 million of 4.375 percent Senior Notes due 2010 and the second tranche consisted of $600 million of 4.750 percent Senior Notes due 2015. Each tranche was issued at a discount which resulted in an effective interest rate of 4.433 percent and 4.760 percent for the five and ten year 2005 Senior Notes, respectively. Interest on each series of 2005 Senior Notes is payable semi-annually, on March 15 and September 15 of each year. The 2005 Senior Notes are unsecured unsubordinated obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which 2005 Senior Notes were issued contain customary covenants, all of which the Company remains in compliance with as of July 30, 2010. The Company used the net proceeds from the sale of the Senior Notes for repayment of a portion of its commercial paper.

As of July 30, 2010, the Company had interest rate swap agreements designated as fair value hedges of underlying fixed rate obligations including the Company’s $1.250 billion 3.000 percent 2010 Senior Notes due 2015, the Company’s $600 million 4.750 percent 2005 Senior Notes due 2015, the Company’s $2.200 billion 1.625 percent Senior Convertible Notes due 2013, and the Company’s $550 million 4.500 percent 2009 Senior Notes due 2014. For additional information regarding the interest rate swap agreements, refer to Note 9.

Contingent Convertible Debentures

As of July 30, 2010 and April 30, 2010, the Company has $15 million remaining in aggregate principal amount of 1.250 percent Contingent Convertible Debentures, Series B due 2021 (the Debentures) outstanding. Interest is payable semi-annually. Each Debenture is convertible into shares of common stock at an initial conversion price of $61.81 per share; however, the Debentures are not convertible before their final maturity unless the closing price of our common stock reaches 110 percent of the conversion price for 20 trading days during a consecutive 30 trading day period. Upon conversion of the Debentures, the Company will pay holders cash equal to the lesser of the principal amount of the Debentures or their conversion value, and shares of the Company’s common stock to the extent the conversion value exceeds the principal amount of the Debentures. The Company may be required to repurchase the remaining Debentures at the option of the holders in September 2011 or 2016. For put options exercised by the holders of the Debentures, the purchase price is equal to the principal amount of the applicable Debenture plus any accrued and unpaid interest thereon to the repurchase date. If the put option is exercised, the Company will pay holders the repurchase price solely in cash. The Company can redeem the Debentures for cash at any time.

Commercial Paper

The Company maintains a commercial paper program that allows the Company to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of July 30, 2010, outstanding commercial paper totaled $725 million. There was no outstanding commercial paper as of April 30, 2010. During the three months ended July 30, 2010, the weighted average original maturity of the commercial paper outstanding was approximately 33 days, and the weighted average interest rate was 0.262 percent. The issuance of commercial paper reduces the amount of credit available under our existing lines of credit.

Bank Borrowings

Bank borrowings consist primarily of borrowings from non-U.S. banks at interest rates considered favorable by management and where natural hedges can be gained for foreign exchange purposes and borrowings from U.S. banks.

Lines of Credit

The Company has existing unsecured lines of credit of approximately $2.870 billion with various banks at July 30, 2010. The existing lines of credit include a five-year $1.750 billion syndicated credit facility dated December 20, 2006 that will expire on December 20, 2011. The credit facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The credit facility provides the Company with the ability to increase its capacity by an additional $500 million at any time during the life of the five-year term of the agreement.

On November 2, 2007, the Company entered into a credit agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. The credit agreement provides for a $300 million unsecured revolving credit facility maturing November 2, 2010. In addition to certain initial fees, the Company is obligated to pay a commitment fee based on the total revolving commitment.

As of July 30, 2010 and April 30, 2010, $880 million and $65 million, respectively, were outstanding on all lines of credit and commercial paper.

Interest rates on these borrowings are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. Facility fees are payable on the credit facilities and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which the Company remains in compliance with as of July 30, 2010.

As of July 30, 2010, the Company had unused credit lines and commercial paper of approximately $2.490 billion.

Note 9 – Derivatives and Foreign Exchange Risk Management

The Company uses operational and economic hedges, as well as forward currency exchange rate derivative contracts and interest rate derivative instruments to manage the impact of currency exchange and interest rate changes on earnings and cash flows. The gross notional amount of all derivative contracts outstanding as of July 30, 2010 and April 30, 2010 was $10.636 billion and $10.095 billion, respectively. In order to reduce the uncertainty of currency exchange rate movements, the Company enters into derivative instruments, primarily forward currency exchange rate contracts, to manage its exposure related to currency exchange rate changes. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets, liabilities, net investments, and probable commitments. At inception of the forward contract, the derivative is designated as either a freestanding derivative, net investment hedge, or cash flow hedge. Principal currencies hedged are the Euro and the Japanese Yen. The Company does not enter into forward currency exchange derivative contracts for speculative purposes. The gross notional amount of these contracts outstanding as of July 30, 2010 and April 30, 2010 was $6.586 billion and $5.495 billion, respectively. The aggregate currency exchange rate gains were $54 million and $39 million for the three months ended July 30, 2010 and July 31, 2009, respectively. These gains represent the net impact to the condensed consolidated statements of earnings for the derivative instruments presented below offset by remeasurement losses on foreign currency denominated assets and liabilities.

The information that follows explains the various types of derivatives and financial instruments used by the Company, how and why the Company uses such instruments, how such instruments are accounted for, and how such instruments impact the Company’s condensed consolidated balance sheets and statements of earnings.

Freestanding Derivative Forward Contracts

Freestanding derivative forward contracts are used to offset the Company’s exposure to the change in value of certain foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized currently in earnings, thereby offsetting the current earnings effect of the related change in U.S. dollar value of foreign currency denominated assets and liabilities. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts, not designated as hedging instruments, outstanding as of July 30, 2010 and April 30, 2010 was $2.640 billion and $1.839 billion, respectively.

The amount of gains/(losses) and location of the gains/(losses) in the condensed consolidated statements of earnings related to derivative instruments not designated as hedging instruments for the three months ended July 30, 2010 and July 31, 2009 were as follows:

Three months ended July 30, 2010 (in millions)

Derivatives Not Designated as Hedging Instruments	Location	Amount
Foreign currency exchange rate contracts	Other expense, net	$21

Three months ended July 31, 2009 (in millions)

Derivatives Not Designated as Hedging Instruments	Location	Amount
Foreign currency exchange rate contracts	Other expense, net	$(95)

Net Investment Hedges

Net investment hedges are used to hedge the long-term investment (equity) in foreign operations. For hedges that meet effectiveness requirements, the net gains/(losses) related to changes in the current exchange rates, or spot rates, are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive loss on the condensed consolidated balance sheets. Net gains/(losses) associated with changes in forward currency exchange rates of the contracts are reflected in other expense, net in the condensed consolidated statements of earnings. Recognition in earnings of amounts previously recorded as a cumulative translation adjustment is limited to circumstances such as complete or substantially complete liquidation of the long-term investment (equity) in foreign operations. The cash flows from these contracts are reported as investing activities in the condensed consolidated statements of cash flows. As of July 30, 2010 and April 30, 2010, there were no open net investment hedge contracts. For the three months ended July 30, 2010 and July 31, 2009, there were no reclassifications of the effective portion of net investment hedges out of accumulated other comprehensive loss into income; therefore, since the fourth quarter of fiscal year 2009, $27 million in gains remained in cumulative translation within accumulated other comprehensive loss.

Cash Flow Hedges

Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. No gains or losses relating to ineffectiveness of cash flow hedges were recognized in earnings during the three months ended July 30, 2010 and July 31, 2009. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued during the three months ended July 30, 2010 and July 31, 2009. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at July 30, 2010 and April 30, 2010 was $3.946 billion and $3.656 billion, respectively, and will mature within the subsequent 36-month period.

The amount of gains/(losses) and location of the gains/(losses) in the condensed consolidated statements of earnings and other comprehensive income (OCI) related to derivative instruments designated as cash flow hedges for the three months ended July 30, 2010 and July 31, 2009 are as follows:

Three months ended July 30, 2010

(in millions) Derivatives in Cash Flow Hedging Relationships	Gross Losses Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains/(Losses) on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income

	Amount	Location	Amount
Foreign currency exchange rate contracts	$(75)	Other expense, net	$54
		Cost of products sold	(1)
Total	$(75)		$53

Three months ended July 31, 2009

(in millions) Derivatives in Cash Flow Hedging Relationships	Gross Losses Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income

	Amount	Location	Amount
Foreign currency exchange rate contracts	$(340)	Other expense, net	$23
		Cost of products sold	8
Total	$(340)		$31

As of July 30, 2010 and April 30, 2010, the Company had a balance of $42 million and $91 million in after-tax net unrealized gains associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $40 million of the balance will be reclassified into the consolidated statement of earnings over the next twelve months.

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

As of July 30, 2010 and April 30, 2010, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations.

In March 2010, the Company entered into 12 five-year fixed-to-floating interest rate swap agreements with a consolidated notional amount of $1.850 billion. Nine of these interest rate swap agreements were designated as fair value hedges of the fixed interest rate obligation under the Company’s $1.250 billion 3.000 percent Senior Notes due 2015. The remaining three interest rate swap agreements were designated as fair value hedges of the fixed interest rate obligation under the Company’s $600 million 4.750 percent Senior Notes due 2015. On the first nine interest rate swap agreements, the Company pays variable interest equal to the three-month London Interbank Offered Rate (LIBOR) plus 36.00 basis points and it receives a fixed interest rate of 3.000 percent. On the remaining three interest rate swap agreements, the Company pays variable interest equal to the LIBOR plus 185 basis points and it receives a fixed interest rate of 4.750 percent.

Additionally, in March 2010, the Company entered into nine three-year fixed-to-floating interest rate swap agreements with a consolidated notional amount of $2.200 billion. These interest rate swap agreements were designated as fair value hedges of the fixed interest rate obligation under the Company’s $2.200 billion 1.625 percent Senior Convertible Notes due 2013. The Company pays variable interest equal to the three-month LIBOR minus 19.70 basis points and it receives a fixed interest rate of 1.625 percent. In July 2010, the Company terminated interest rate swap agreements with a consolidated notional amount of $550 million that were designated as fair value hedges of the fixed interest rate obligation under the Company’s $2.200 billion 1.625 percent Senior Convertible Notes due 2013. At that time, the contracts were in an asset position, resulting in cash receipts of $15 million, which included $3 million of accrued interest. The gain from terminating the interest rate swap agreements increased the outstanding balance of the Senior Convertible Notes and is being amortized as a reduction of interest expense over the remaining life of the Senior Convertible Notes. The cash flows from the termination of these interest rate swap agreements have been reported as operating activities in the condensed consolidated statement of cash flows.

In December 2009, the Company entered into three five-year fixed-to-floating interest rate swap agreements, two with notional amounts of $75 million each and one with a notional amount of $100 million. These interest rate swap agreements were designated as fair value hedges of the fixed interest rate obligation under the Company’s $550 million 4.500 percent Senior Notes due 2014. On the first $75 million interest rate swap agreement, the Company pays variable interest equal to the three-month LIBOR plus 181.25 basis points and it receives a fixed interest rate of 4.500 percent. For the second $75 million interest rate swap agreement, the Company pays variable interest equal to the three-month LIBOR plus 196.50 basis points and it receives a fixed interest rate of 4.500 percent. For the $100 million interest rate swap agreement, the Company pays variable interest equal to the three-month LIBOR plus 198.10 basis points and it receives a fixed interest rate of 4.500 percent.

In June 2009, the Company entered into two five-year fixed-to-floating interest rate swap agreements with notional amounts of $150 million each. These interest rate swap agreements were designated as fair value hedges of the fixed interest rate obligation under the Company’s $550 million 4.500 percent Senior Notes due 2014. On the first interest rate swap agreement, the Company pays variable interest equal to the one-month LIBOR plus 134.00 basis points and it receives a fixed interest rate of 4.500 percent. For the second interest rate swap agreement, the Company pays variable interest equal to the one-month LIBOR plus 137.25 basis points and it receives a fixed interest rate of 4.500 percent.

The market value of these interest rate swap agreements was a $152 million unrealized gain and the market value of the hedged item was a $150 million unrealized loss at July 30, 2010 which were recorded in long-term debt with the offset recorded in other assets on the condensed consolidated balance sheet. These fair value hedges resulted in $2 million of ineffectiveness which was recorded as an increase in interest expense, net on the condensed consolidated statement of earnings for the three months ended July 30, 2010. The gross notional amount of these contracts, designated as fair value hedges outstanding at July 30, 2010 was $4.050 billion.

During the three months ended July 31, 2009, the Company did not have any ineffective fair value hedging instruments. In addition, the Company did not recognize any gains or losses during the three months ended July 30, 2010 and July 31, 2009 on firm commitments that no longer qualify as fair value hedges.

Balance Sheet Presentation

The following table summarizes the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheet as of July 30, 2010 and April 30, 2010. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not, and are further segregated by type of contract within those two categories.

July 30, 2010

	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign currency exchange contracts	Prepaid expenses and other current assets	$184	Other accrued expenses	$56
Interest rate contracts	Other assets	152
Foreign currency exchange contracts	Other assets	33	Other long-term liabilities	16
Total derivatives designated as hedging instruments		$369		$72

Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Prepaid expenses and other current assets	$—	Other accrued expenses	$3
Total derivatives not designated as hedging instruments		$—		$3

Total derivatives		$369		$75

April 30, 2010

	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$198	Other accrued expenses	$44
Interest rate contracts	Other assets	31
Foreign currency exchange rate contracts	Other assets	65	Other long-term liabilities	2
Total derivatives designated as hedging instruments		$294		$46

Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$2	Other accrued expenses	$1
Total derivatives not designated as hedging instruments		$2		$1

Total derivatives		$296		$47

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of interest-bearing investments, forward exchange derivative contracts, and trade accounts receivable.

The Company maintains cash and cash equivalents, investments, and certain other financial instruments (including forward exchange contracts) with various major financial institutions. The Company performs periodic evaluations of the relative credit standings of these financial institutions and limits the amount of credit exposure with any one institution. In addition, the Company has collateral credit agreements with its primary derivatives counterparties. Under these agreements either party is required to post eligible collateral when the market value of transactions covered by the agreement exceeds specific thresholds, thus limiting credit exposure for both parties. As of July 30, 2010 and April 30, 2010, the Company received cash collateral of $72 million and $123 million, respectively, from its counterparty. The collateral primarily supports the approximate fair value of the Company’s derivative contracts. The collateral received obligation was recorded as an increase in cash and cash equivalents with the offset recorded as an increase in other accrued expenses on the condensed consolidated balance sheets.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. However, a significant amount of trade receivables are with national healthcare systems in many countries. In light of the current economic state of many foreign countries, the Company continues to monitor their creditworthiness. Although the Company does not currently foresee a significant credit risk associated with these receivables, repayment is dependent upon the financial stability of the economies of those countries. As of July 30, 2010 and April 30, 2010, no customer represented more than 10 percent of the outstanding accounts receivable.

Note 10 – Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

(in millions)	July 30, 2010	April 30, 2010
Finished goods	$957	$896
Work in process	282	269
Raw materials	338	316
Total	$1,577	$1,481

Note 11 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended July 30, 2010 are as follows:

(in millions)	Cardiac and Vascular Group	Restorative Therapies Group	Total
Balance as of April 30, 2010	$1,588	$6,803	$8,391
Goodwill as a result of acquisitions	—	16	16
Purchase accounting adjustments, net	(4)	1	(3)
Currency adjustment, net	(11)	2	(9)
Balance as of July 30, 2010	$1,573	$6,822	$8,395

Intangible assets, excluding goodwill, as of July 30, 2010 and April 30, 2010 are as follows:

(in millions)	Purchased Technology and Patents	Trademarks and Tradenames	Acquired IPR&D	Other	Total
Amortizable intangible assets as of July 30, 2010:
Original cost	$3,329	$373	$114	$259	$4,075
Accumulated amortization	(1,106)	(263)	—	(196)	(1,565)
Carrying value	$2,223	$110	$114	$63	$2,510

Amortizable intangible assets as of April 30, 2010:
Original cost	$3,300	$373	$114	$252	$4,039
Accumulated amortization	(1,040)	(254)	—	(186)	(1,480)
Carrying value	$2,260	$119	$114	$66	$2,559

Amortization expense for the three months ended July 30, 2010 and July 31, 2009 was $82 million and $78 million, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets, excluding any possible future amortization associated with acquired IPR&D which has not met technological feasibility, is as follows:

(in millions) Fiscal Year	Amortization Expense
Remaining 2011	$240
2012	298
2013	281
2014	272
2015	258
Thereafter	1,047
$2,396

Note 12 – Warranty Obligation

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

Changes in the Company’s product warranties during the three months ended July 30, 2010 and July 31, 2009 consisted of the following:

	Three months ended
(in millions)	July 30, 2010	July 31, 2009
Balance at the beginning of the period	$45	$35
Warranty claims provision	6	26
Settlements made	(6)	(16)
Balance at the end of the period	$45	$45

Note 13 – Interest Expense, Net

Interest income and interest expense for the three months ended July 30, 2010 and July 31, 2009 are as follows:

	Three months ended
(in millions)	July 30, 2010	July 31, 2009
Interest income	$(33)	$(38)
Interest expense	107	104
Interest expense, net	$74	$66

Interest income includes interest earned on the Company’s cash and cash equivalents, short- and long-term investments, the net realized and unrealized gain or loss on trading securities, and the net realized gain or loss on the sale or impairment of available-for-sale debt securities. See Note 6 for further discussion of these items.

Interest expense includes the expense associated with the interest that the Company pays on its outstanding borrowings, including short- and long-term investments, and the amortization of debt issuance costs and debt discounts.

Note 14 – Income Taxes

During the three months ended July 30, 2010, the Company recorded a $10 million net benefit associated with foreign dividend distributions, finalization of certain tax returns, and changes to uncertain tax position reserves. These tax adjustments are operational in nature and are recorded in provision for income taxes on the condensed consolidated statement of earnings.

During the three months ended July 30, 2010, the Company’s gross unrecognized tax benefits increased from $538 million to $554 million. In addition, the Company had accrued interest and penalties of $102 million as of July 30, 2010. If all of the Company’s unrecognized tax benefits were recognized, approximately $473 million would impact the Company’s effective tax rate.

The Company and the U.S. Internal Revenue Service (IRS) are in settlement discussions as it relates to the IRS audit of fiscal years 1997, 1998, and 1999 and the allocation of income between Medtronic, Inc. and its wholly owned subsidiary in Switzerland. As no settlement has been reached with the IRS, the Company continues to record the gross unrecognized tax benefit as a long-term liability as it relates to this uncertain tax position. The Company has recorded all remaining gross unrecognized tax benefits as a long-term liability as well, as it does not expect significant payments to occur or the total amount of unrecognized tax benefits to change significantly over the next 12 months.

The Company will continue to recognize interest and penalties related to income tax matters in the provision for income taxes in the condensed consolidated statements of earnings and record the liability in the current or long-term accrued income taxes in the condensed consolidated balance sheets, as appropriate.

As of July 30, 2010, there were no changes to significant unresolved matters with the IRS or foreign tax authorities from what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010.

Note 15 – Earnings Per Share

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

Presented below is a reconciliation between basic and diluted earnings per share:

	Three months ended
(in millions, except per share data)	July 30, 2010	July 31, 2009
Numerator:
Net earnings	$830	$445
Denominator:
Basic – weighted average shares outstanding	1,086.1	1,112.6
Effect of dilutive securities:
Employee stock options	0.6	0.3
Employee restricted stock units	2.7	1.2
Other	0.3	0.5
Diluted – weighted average shares outstanding	1,089.7	1,114.6

Basic earnings per share	$0.76	$0.40
Diluted earnings per share	$0.76	$0.40

The calculation of weighted average diluted shares outstanding excludes options for approximately 64 million common shares for the three months ended July 30, 2010 and July 31, 2009, as the exercise price of those options was greater than the average market price for the period, resulting in an anti-dilutive effect on diluted earnings per share. For the three months ended July 30, 2010 and July 31, 2009, common share equivalents related to the Company’s $4.400 billion of Senior Convertible Notes were anti-dilutive as the market price of the Company’s stock was below the conversion price of the Senior Convertible Notes and, therefore, were excluded from the calculation of weighted average diluted shares.

Note 16 – Comprehensive Income and Accumulated Other Comprehensive Loss

In addition to net earnings, comprehensive income includes changes in currency exchange rate translation adjustments (including the change in current exchange rates, or spot rates, of net investment hedges), unrealized gains and losses on currency exchange rate derivative contracts qualifying and designated as cash flow hedges, net changes in retirement obligation funded status, and unrealized gains and losses on available-for-sale marketable securities. Comprehensive income for the three months ended July 30, 2010 and July 31, 2009 was $784 million and $441 million, respectively.

Presented below is a summary of activity for each component of accumulated other comprehensive loss:

(in millions)	Unrealized Gain/(Loss) on Investments	Cumulative Translation Adjustments	Net Change in Retirement Obligations	Unrealized Gain/(Loss) on Foreign Currency Exchange Rate Derivatives	Accumulated Other Comprehensive Loss
Balance as of April 30, 2010	$(30)	$243	$(612)	$91	$(307)
Period Change	21	(25)	8	(49)	(46)
Balance as of July 30, 2010	$(9)	$218	$(604)	$42	$(353)

Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in non-U.S. subsidiaries. The tax benefit on the unrealized loss on foreign exchange rate derivatives for the three months ended July 30, 2010 was $26 million. The tax expense on the unrealized gain on investments for the three months ended July 30, 2010 was $12 million. The tax expense on the net change in retirement obligations was not material for the three months ended July 30, 2010.

Note 17 – Stock-Based Compensation

Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period. The Company elected the modified-prospective method of adopting this guidance, under which prior periods were not retroactively restated. The provisions of this guidance apply to awards granted after the April 29, 2006 effective date. Stock-based compensation expense for the non-vested portion of awards granted prior to the effective date is being recognized over the remaining service period using the fair-value based compensation expense estimated under the prior guidance’s pro forma disclosures.

The following table presents the components and classification of stock-based compensation expense recognized for the three months ended July 30, 2010 and July 31, 2009:

	Three months ended
(in millions)	July 30, 2010	July 31, 2009
Stock options	$22	$33
Restricted stock awards	23	24
Employee stock purchase plan	4	5
Total stock-based compensation expense	$49	$62

Cost of products sold	$6	$7
Research and development expense	12	15
Selling, general, and administrative expense	31	40
Total stock-based compensation expense	$49	$62

Income tax benefits	(14)	(19)

Total stock-based compensation expense, net of tax	$35	$43

Note 18 – Retirement Benefit Plans

The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans (post-retirement benefits), defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the plans include the following components for the three months ended July 30, 2010 and July 31, 2009:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Three months ended		Three months ended		Three months ended
(in millions)	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Service cost	$22	$15	$9	$7	$5	$3
Interest cost	19	17	6	5	4	4
Expected return on plan assets	(26)	(25)	(6)	(6)	(3)	(2)
Amortization of net actuarial loss	8	—	1	—	1	—
Net periodic benefit cost	23	7	10	6	7	5
Special termination benefits	—	7	—	—	—	2
Total cost for period	$23	$14	$10	$6	$7	$7

As a result of the fiscal year 2009 restructuring initiative that began in the fourth quarter of fiscal year 2009, the Company recognized special termination benefits in the three months ended July 31, 2009 related to employees electing to accept early retirement packages provided under the restructuring initiatives. The incremental expense from these special termination benefits is reflected in the table above. See Note 5 for additional information regarding the fiscal year 2009 restructuring initiative.

Note 19 – Contingencies

The Company is involved in a number of legal actions. The outcomes of these legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, that could require significant expenditures or result in lost revenues. In accordance with U.S. GAAP, the Company records a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. While it is not possible to predict the outcome for most of the matters discussed, the Company believes it is possible that costs associated with them could have a material adverse impact on the Company’s consolidated earnings, financial position, or cash flows.

Litigation with Wyeth and Cordis Corporation

On February 22, 2008, Wyeth and Cordis Corporation (Cordis) filed a lawsuit against the Company and its subsidiary, Medtronic AVE, Inc., in U.S. District Court for the District of New Jersey, alleging that Medtronic’s Endeavor drug-eluting stent infringes three U.S. “Morris” patents alleged to be owned by Wyeth and exclusively licensed to Cordis. A trial date has been set for September 12, 2011. The Company is indemnified for the claims made by Wyeth and Cordis. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP.

Litigation with Edwards Lifesciences, Inc.

On March 19, 2010, the U.S. District Court for the District of Delaware added Medtronic CoreValve LLC (CoreValve) as a party to litigation pending between Edwards Lifesciences, Inc. (Edwards) and CoreValve, Inc. In the litigation, Edwards asserted that CoreValve’s transcatheter aortic valve replacement product infringed three U.S. “Andersen” patents owned by Edwards. Before trial, the Court granted summary judgment to Medtronic as to two of the three patents. Following a trial, on April 1, 2010 a jury found that CoreValve willfully infringed a claim on the remaining Andersen patent and awarded total lost profit and royalty damages of $74 million. On May 28, 2010, Edwards filed a motion seeking an injunction against CoreValve. Medtronic has filed motions with the trial court judge to overturn the jury’s verdict and will defend Edward’s injunction motion.

On March 12, 2010, Edwards served a second lawsuit in the Delaware court upon CoreValve, Medtronic Vascular, and Medtronic, asserting that Medtronic’s transcatheter aortic valve replacement product from CoreValve infringed three U.S. Andersen patents owned by Edwards, including two of the patents that were the subject of the first lawsuit. Medtronic filed a motion to dismiss or stay the second lawsuit on May 24, 2010.

Edwards also previously asserted that the CoreValve product infringed an Andersen patent in Germany and the United Kingdom, which is a counterpart to the U.S. Andersen patents. Courts in both countries found that the CoreValve product does not infringe the European Andersen patent. On February 11, 2010, a German appellate court issued its opinion affirming the trial court ruling that the CoreValve product does not infringe the Andersen patent in Germany. On June 30, 2010, the United Kingdom appellate court affirmed a trial court ruling that the CoreValve product does not infringe the Andersen patent in the United Kingdom. Edwards can seek leave for further appeals in Germany and the United Kingdom.

The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP.

Marquis/Maximo/InSync Matters

On February 10, 2005, Medtronic voluntarily began to advise physicians about the possibility that a specific battery shorting mechanism might manifest itself in a subset of implantable cardioverter defibrillators (ICDs) and cardiac resynchronization therapy-defibrillators (CRT-Ds). These included certain Marquis VR/DR and Maximo VR/DR ICDs and certain InSync I/II/III CRT-D devices. Subsequent to this voluntary field action, a number of lawsuits were filed against the Company alleging a variety of claims, including individuals asserting claims of personal injury and third-party payors alleging entitlement to reimbursement. These United States lawsuits were settled in 2008, and only a relatively small number of individual cases remain. One third-party payor, Kinetic Knife, dismissed its original action without prejudice and on November 5, 2008 filed a putative class action relating to the same subject matter. Medtronic removed the case to the United States District Court for the District of Minnesota. Pretrial proceedings are underway.

In addition, class action product liability suits pending in Canada are consolidated in the Ontario Superior Court of Justice. That court certified a class of individual implant recipients and their family members for proceeding on December 6, 2007. Additionally, the subrogated claims of the provincial health insurers to recover costs incurred in providing medical services to the implant class are claimed in the class proceeding. Pretrial proceedings are underway. The Company has not recorded an expense related to damages for the remaining suits because any potential loss is not currently probable or reasonably estimable under U.S. GAAP.

Sprint Fidelis Product Liability Matters

On October 15, 2007, the Company voluntarily suspended worldwide distribution of its Sprint Fidelis (Fidelis) family of defibrillation leads. The leads are used to deliver therapy in patients with ICDs, but are generally not used in pacemaker patients. The U.S. Food and Drug Administration (FDA) subsequently classified the Company’s action as a Class I recall. As of September 1, 2010, approximately 3,700 lawsuits regarding the Fidelis leads have been filed against the Company, including approximately 47 putative class action suits reflecting a total of approximately 8,100 individual personal injury cases. In general, the suits allege claims of product liability, warranty, negligence, unjust enrichment, emotional distress, and consumer protection violations. One lawsuit includes a claim by an individual purporting to act as a surrogate for the Center for Medicare and Medicaid Services, and one lawsuit has been brought by a third-party payor as a putative class action suit. Approximately 2,600 of the lawsuits have been commenced in state court, generally alleging similar causes of action. Of those state court actions, almost all are pending before a single judge in Hennepin County District Court in the state of Minnesota. On October 22, 2009, that court granted, on grounds of federal preemption, Medtronic’s motion to dismiss ten cases that the parties had agreed represented all claims asserted in the cases pending before the Minnesota court. Plaintiffs’ appeal of the dismissals was heard by the Minnesota Court of Appeals on July 14, 2010. The Minnesota appellate court subsequently issued an order staying further proceedings of the appeal until a pending appeal on the same issues is resolved by the United States Court of Appeals for the Eighth Circuit. The federal court cases have been consolidated for pretrial proceedings before a single federal judge in the U.S. District Court for the District of Minnesota pursuant to the Multi-District Litigation (MDL) rules. On January 5, 2009, the MDL court dismissed with prejudice the master consolidated complaint for individuals and the master consolidated complaint for third-party payors on grounds of federal preemption. On May 12, 2009, the MDL court dismissed with prejudice 229 cases that adopted the master consolidated complaint and stayed all other cases pending further order of the court. Plaintiffs’ appeal to the Eighth Circuit Court of Appeals was argued on April 12, 2010. In addition, one putative class action has been filed in the Ontario Superior Court of Justice in Canada. On October 20, 2009, that court certified a class proceeding, but denied class certification on plaintiffs’ claim for punitive damages, which the plaintiffs appealed. On July 16, 2010, the appeal was denied; plaintiffs have sought leave to take a further appeal. The Company has not recorded an expense related to damages in connection with the matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP.

Shareholder Related Matters

On November 8, 2007, Stanley Kurzweil filed a putative class action complaint against the Company and certain of its officers in the U.S. District Court for the District of Minnesota, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act) and Rule 10b-5 thereunder. The complaint is brought on behalf of persons or entities who purchased securities of Medtronic during the period of June 25, 2007 through October 15, 2007. The complaint alleges that “materially false and misleading” representations were made as to the market acceptance and use of the Fidelis defibrillator leads to artificially inflate Medtronic’s stock price. Pursuant to court order, the caption of the case was changed to Medtronic, Inc., Securities Litigation, and a consolidated putative class action complaint was filed on April 18, 2008. On March 10, 2009, the court dismissed the complaint with prejudice and denied plaintiffs’ leave to amend. Plaintiffs’ appeal to the Eighth Circuit Court of Appeals was argued on May 12, 2010.

On November 29 and December 14, 2007, respectively, Feivel Gottlieb and Alan Weinberg filed shareholder derivative actions in Hennepin County District Court in the state of Minnesota against both the Company and certain of its officers and directors, alleging breach of fiduciary duty, waste of corporate assets, and other claims arising from the same subject matter as the consolidated class action complaint. On July 28, 2008, the state court stayed these actions pending final resolution of the related consolidated class action complaint.

In addition, on August 11, 2008, Mark Brown filed a putative class action complaint against the Company and certain directors, officers, and other company personnel in the U.S. District Court for the District of Minnesota, alleging violations of the Employee Retirement Income Security Act of 1974 (ERISA) arising from the same subject matter as the Kurzweil consolidated putative class complaint. On December 29, 2008, the plaintiff amended the complaint to add similar allegations relating to alleged off-label promotion of INFUSE Bone Graft and to amend the class. The defendants’ motion to dismiss was granted without prejudice on May 26, 2009 on the grounds plaintiff lacked standing to assert his claims. Plaintiffs’ appeal to the Eighth Circuit Court of Appeals was argued on May 12, 2010.

On December 10, 2008, the Minneapolis Firefighters’ Relief Association filed a putative class action complaint against the Company and two of its officers in the U.S. District Court for the District of Minnesota, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. The complaint alleges that the defendants made false and misleading public statements concerning the INFUSE Bone Graft product which artificially inflated Medtronic’s stock price during the period. On August 21, 2009, plaintiffs filed a consolidated putative class action complaint expanding the class. Medtronic’s motion to dismiss the consolidated complaint was denied on February 3, 2010, and pretrial proceedings are underway.

On February 24, 2009, Christin Wright filed a putative class action complaint against the Company and certain directors, officers, and other company personnel in the U.S. District Court for the District of Minnesota, alleging violations of ERISA. The plaintiff claimed the defendants breached fiduciary duties by allegedly failing to properly disclose the September 2008 settlement of the litigation with Fastenetix LLC and the October 2008 settlement of the Cordis litigation. On March 17, 2010, defendants’ motion to dismiss the allegations in the original complaint was granted without prejudice. On May 14, 2010, plaintiffs filed an amended complaint to add allegations similar to those made in the Brown case. Defendants’ motion to dismiss that amended complaint is scheduled for hearing on September 16, 2010.

The Company has not recorded an expense related to damages in connection with these shareholder related matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP.

Mirowski

Medtronic is a licensee to the RE 38,119 patent (‘119 Patent) and RE 38,897 patent (‘897 Patent) owned by Mirowski Family Ventures, LLC (Mirowski) relating to the treatment of hemodynamic dysfunction. Medtronic and Mirowski dispute the application of the ‘119 and ‘897 Patents to certain Medtronic cardiac resynchronization products. On December 17, 2007, Medtronic filed an action in U.S. District Court for the District of Delaware seeking a declaration that none of its products infringe any valid claims of either the ‘119 or ‘897 Patents. If certain conditions are fulfilled, the ‘119 and/or ‘897 Patents are determined to be valid and the Medtronic products are found to infringe the ‘119 and/or ‘897 Patents, Medtronic will be obligated to pay royalties to Mirowski based upon sales of certain CRT-D products. A bench trial concluded on March 13, 2010. As of April 30, 2010, the amount of disputed royalties and interest related to CRT-D products was $109 million. This amount has not been accrued because the outcome is not currently probable under U.S. GAAP.

In addition, Medtronic is a licensee to the 4,407,288 Patent (‘288 Patent) owned by Mirowski relating to ICDs. Until November 2001, Medtronic accrued and paid royalties under the license based on a percentage of ICD sales. Medtronic and Mirowski dispute the application of the ‘288 Patent to certain Medtronic ICD products. In November 2001, Medtronic ceased paying royalties and entered into an agreement with Mirowski to pay putative royalties into an interest-bearing escrow account through the expiration of the ‘288 Patent in December of 2003. As of April 30, 2010, the current balance in the interest-bearing escrow account was $89 million. The parties also entered into a tolling agreement deferring and conditioning any litigation of the obligation to pay royalties upon certain conditions precedent.

Other Matters

On March 12, 2010, the Company received a civil investigative demand from the U.S. Department of Justice pursuant to the federal False Claims Act seeking information regarding the Company’s knowledge about claims to Medicare for the implantation of ICDs, including reimbursement advice given by the Company, payments to persons or entities involved in decisions about implantation of ICDs, and the national coverage determination relating to ICDs. The Company is fully cooperating with this investigation.

On February 22, 2010, the Company received a civil investigative demand from the United States Attorney’s Office for the District of Massachusetts pursuant to the federal False Claims Act seeking documents relating to the CoreValve clinical trial and Medtronic’s interactions with hospitals, other medical institutions, and physicians. The Company is fully cooperating with this investigation.

On September 16, 2009, the Company received a subpoena from the Office of Inspector General for the Department of Health and Human Services in the District of California requesting production of documents relating to the Company’s cardiac rhythm medical devices, including revenue, sales, marketing and promotional documents, documents relating to reimbursement communications to customers pertaining to the devices, documents relating to scientific studies and registries pertaining to the devices, and documents relating to payments or items of value provided to customers. The Company is fully cooperating with this inquiry.

On June 16, 2009, the Company received an administrative subpoena from the New Jersey Attorney General, Division of Consumer Affairs, requesting production of documents relating to the Company’s clinical studies, its financial arrangements with certain physicians and healthcare providers, and clinical research done by certain physicians and healthcare providers. The Company is fully cooperating with this inquiry.

On May 21, 2009, the Company received a subpoena from the United States Attorney’s Office for the District of Massachusetts pursuant to the Health Insurance Portability & Accountability Act of 1996 (HIPAA) seeking documents related to a study published in the British volume of the Journal of Bone & Joint Surgery, and contracts, research grants, speaking and education programs, and payments for certain named physicians. The Company is fully cooperating with this inquiry.

On April 13, 2009, the Company received an administrative healthcare subpoena from the United States Attorney’s Office for the Northern District of Indiana requesting documents relating to the Company’s relationship with customers, as well as documents relating to certain employees. The Company is fully cooperating with this inquiry.

On February 9, 2009, the Company received letter notice that the United States Department of Justice in the Southern District of Texas is investigating marketing practices, reimbursement advice of the Company, and appropriateness of therapy delivery relating to the Company’s cardiac surgical ablation devices. On July 2, 2009, the United States District Court for the Southern District of Texas ordered the unsealing of a qui tam complaint related to the same matter that was filed against Medtronic on November 17, 2008. On August 21, 2009, the Department of Justice decided not to intervene at that time but reserved the right to intervene in the future. The qui tam complaint was served on October 1, 2009. On December 16, 2009, Medtronic filed a motion to dismiss the complaint.

On December 18, 2008, the Company received a civil investigative demand from the Massachusetts Attorney General’s Office, requesting production of documents related to Medtronic’s INFUSE Bone Graft product. The Company is fully cooperating with this investigation.

On October 6, 2008, the Company received a subpoena from the United States Attorney’s Office for the District of Massachusetts pursuant to HIPAA requesting production of documents relating to Medtronic’s INFUSE Bone Graft product. The Company is fully cooperating with this inquiry.

In late June 2008, the Company received a subpoena issued by the United States Attorney’s Office for the District of Massachusetts pursuant to HIPAA, relating to the Company’s marketing of biliary stents. The Company is fully cooperating with this inquiry. On February 19, 2010, a complaint captioned United States of America ex rel Tricia Nowak and Enda Dodd v. Medtronic, filed in the United States District Court for the District of Massachusetts and relating to similar issues was unsealed. On April 23, 2010, Medtronic filed a motion to dismiss the complaint, which will be heard by the Court on October 13, 2010.

On or about October 31, 2007, the Company received a letter from the United States Attorney’s Office for the Eastern District of Pennsylvania requesting documents relating to the Company’s relationship with one of its customers and any payments or things of value provided by the Company to physicians, physician groups, hospitals, medical practices, or other entities relating to the purchase of the Company’s cardiac resynchronization therapy devices and cardiac stents. The Company is fully cooperating with this inquiry.

On September 25, 2007 and November 16, 2007, the Company received letters from the U.S. Securities and Exchange Commission (SEC) and U.S. Department of Justice, respectively, requesting information relating to any potential violations of the U.S. Foreign Corrupt Practices Act in connection with the sale of medical devices in several non-U.S. countries. A number of competitors have publicly disclosed receiving similar letters. Subsequently, the SEC and Department of Justice have made additional requests for information from the Company. The Company is fully cooperating with the requests.

Beginning on September 20, 2007, the Company has received letter requests from Senator Grassley of the U.S. Senate Finance Committee requesting information on a variety of subjects, including financial ties between the medical device industry and physicians; the Company’s decision to suspend distribution of its Fidelis family of defibrillation leads; financial ties between the Company and physicians who use INFUSE Bone Graft; the Cardiac Research Foundation and Columbia University; certain communications regarding INFUSE Bone Graft; and the Company’s clinical research projects with the U.S. military and compensation paid to physicians working for the U.S. military. The Company is fully cooperating with these requests.

On October 24, 2005, the Company received a subpoena from the United States Attorney’s Office for the District of Massachusetts issued under HIPAA requesting documents the Company may have, if any, relating to pacemakers and defibrillators and related components; monitoring equipment and services; a provision of benefits, if any, to persons in a position to recommend purchases of such devices; and the Company’s training and compliance materials relating to the fraud and abuse and federal Anti-Kickback statutes. In September 2008, the United States Attorney’s office for the District of Massachusetts informed Medtronic that it is no longer pursuing its investigation of Medtronic, related to the October 24, 2005 subpoena. On September 5, 2008, Medtronic received a subpoena from the Office of Inspector General for the Department of Health and Human Services in the District of Minnesota, requesting production of substantially the same materials covered in the 2005 Massachusetts subpoena. The Company is fully cooperating with this inquiry.

In the normal course of business, the Company periodically enters into agreements that require it to indemnify customers or suppliers for specific risks, such as claims for injury or property damage arising out of the Company’s products or the negligence of its personnel or claims alleging that its products infringe third-party patents or other intellectual property. The Company’s maximum exposure under these indemnification provisions cannot be estimated, and the Company has not accrued any liabilities within the condensed consolidated financial statements. Historically, the Company has not experienced significant losses on these types of indemnifications.

Note 20 – Segment and Geographic Information

Segment information

As a result of the changes discussed in Note 1, the Company now reports under two reportable segments and two operating segments, the Cardiac and Vascular Group and the Restorative Therapies Group. As such the segment information for the prior year has been restated in accordance with authoritative guidance on segment reporting. The Company’s Cardiac and Vascular Group consists of three businesses: CRDM, CardioVascular, and Physio-Control. The primary products sold by this operating segment include those for cardiac rhythm disorders, cardiovascular disease, and external defibrillation. The Company’s Restorative Therapies Group consists of four businesses: Spinal, Neuromodulation, Diabetes, and Surgical Technologies. The primary products sold by this operating segment include those for spinal conditions and musculoskeletal trauma, neurological disorders, urological and digestive disorders, diabetes, and ear, nose, and throat conditions.

The Company’s management evaluates performance and allocates resources based on profit or loss from operations before income taxes and interest expense, net, not including special charges, restructuring charges, certain litigation charges, net, IPR&D and certain acquisition-related costs, and certain tax adjustments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010.

Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. Net sales and earnings before income taxes by reportable segment are as follows:

	Three months ended
(in millions)	July 30, 2010	July 31, 2009
Cardiac and Vascular Group	$2,027	$2,123
Restorative Therapies Group	1,746	1,810
Total Net Sales	$3,773	$3,933

	Three months ended
(in millions)	July 30, 2010	July 31, 2009
Cardiac and Vascular Group	$717	$699
Restorative Therapies Group	489	525
Total of Reportable Segments	1,206	1,224
Restructuring charges	—	(69)
Certain litigation charges, net	—	(444)
IPR&D and certain acquisition-related costs	(15)	—
Interest expense, net	(74)	(66)
Corporate	(77)	(84)
Total Earnings Before Income Taxes	$1,040	$561

The following table presents the Company’s net assets by reportable segment:

(in millions)	July 30, 2010	April 30, 2010
Cardiac and Vascular Group	$5,793	$6,117
Restorative Therapies Group	10,558	10,638
Total of Reportable Segments	16,351	16,755
Short-term borrowings	(3,428)	(2,575)
Long-term debt	(7,080)	(6,944)
Corporate	8,758	7,393
Total Net Assets	$14,601	$14,629

Geographic information

Net sales to external customers by geography are as follows:

	Three months ended
(in millions)	July 30, 2010	July 31, 2009
United States	$2,229	$2,391
Europe	925	968
Asia Pacific	484	453
Other Foreign	135	121
Total Net Sales	$3,773	$3,933

Note 21 – Subsequent Event

On August 12, 2010, the Company acquired ATS Medical and it became a wholly owned subsidiary of the Company. Under the terms of the agreement, ATS Medical shareholders received $4.00 per share in cash for each share of ATS Medical common stock they owned. Total consideration for the transaction was approximately $370 million which includes the purchase of outstanding ATS Medical common stock and the assumption and settlement of existing ATS Medical debt.

ATS Medical develops, manufactures, and markets medical devices focused on cardiac surgery, including heart valves and surgical cryoablation technology. It is expected that the acquisition of ATS Medical will further expand the Company’s existing Structural Heart product portfolio, especially in emerging markets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNDERSTANDING OUR FINANCIAL INFORMATION

The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic, Inc. and its subsidiaries (Medtronic or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended April 30, 2010. In addition, you should read this discussion along with our condensed consolidated financial statements and related Notes thereto as of July 30, 2010.

Financial Trends

Throughout this management’s discussion and analysis, you will read about transactions or events that materially contribute to or reduce earnings and materially affect financial trends. We refer to these transactions and events as either special charges (such as asset impairment or contributions to The Medtronic Foundation), restructuring charges, certain litigation charges, net, purchased in-process research and development (IPR&D) and certain acquisition-related costs, or certain tax adjustments. These charges, or benefits, result from facts and circumstances that vary in frequency and/or impact to operations. While understanding these charges or benefits is important to understanding and evaluating financial trends, other transactions or events may also have a material impact on financial trends. A complete understanding of the special charges, restructuring charges, certain litigation charges, net, IPR&D and certain acquisition-related costs, and certain tax adjustments is necessary in order to estimate the likelihood that financial trends will continue.

Our fiscal year-end is the last Friday in April, and therefore, the total weeks in a fiscal year can fluctuate between 52 and 53 weeks. Fiscal year 2011 is a 52-week year. Fiscal year 2010 was a 53-week year. As a result, our first quarter fiscal year 2011 results included one fewer week, resulting in an unfavorable impact on our net sales for the three months ended July 30, 2010 compared to the same period in the prior year.

EXECUTIVE LEVEL OVERVIEW

We are the global leader in medical technology - alleviating pain, restoring health, and extending life for millions of people around the world. In the third quarter of fiscal year 2010, we consolidated our businesses into two operating groups: one combines our Cardiac Rhythm Disease Management (CRDM), CardioVascular, and Physio-Control businesses, the other combines our Spinal, Neuromodulation, Diabetes, and Surgical Technologies businesses. This structure further advances our goal of operating as “One Medtronic” because it enables us to capitalize on existing synergies related to customers and technologies across each business. The creation of these two operating groups did not change how we internally managed and reported the results of these businesses in fiscal year 2010. Starting in the first quarter of fiscal year 2011, due to changes in how we internally manage and report the results of these businesses, we now operate under two reportable segments and two operating segments, the Cardiac and Vascular Group (composed of the CRDM, CardioVascular, and Physio-Control businesses) and the Restorative Therapies Group (composed of the Spinal, Neuromodulation, Diabetes, and Surgical Technologies businesses). During the first quarter of fiscal year 2011, the two operating groups were formally named the Cardiac and Vascular Group and the Restorative Therapies Group, respectively.

Through our two operating segments, we develop, manufacture, and market our medical devices in more than 120 countries. Our primary products include those for cardiac rhythm disorders, cardiovascular disease, neurological disorders, spinal conditions and musculoskeletal trauma, urological and digestive disorders, diabetes, and ear, nose, and, throat conditions.

Net earnings for the first quarter of fiscal year 2011 were $830 million, or $0.76 per diluted share, as compared to net earnings of $445 million, or $0.40 per diluted share for the same period in the prior fiscal year, representing an increase of 87 percent and 90 percent, respectively. Net earnings for the three months ended July 30, 2010 included after-tax IPR&D and certain acquisition-related costs that decreased net earnings by $11 million and had a $0.01 negative impact on diluted earnings per share. Net earnings for the three months ended July 31, 2009 included after-tax restructuring and certain litigation charges, net that decreased net earnings by $410 million and had a $0.36 impact on diluted earnings per share. See further discussion of these charges in the “Restructuring Charges, Certain Litigation Charges, Net, and IPR&D and Certain Acquisition-Related Costs” section of this management’s discussion and analysis.

The table below illustrates net sales by operating segment for the three months ended July 30, 2010 and July 31, 2009:

	Three months ended
(dollars in millions)	July 30, 2010	July 31, 2009	% Change
Cardiac and Vascular Group	$2,027	$2,123	(5)%
Restorative Therapies Group	1,746	1,810	(4)
Total Net Sales	$3,773	$3,933	(4)%

Net sales for the first quarter of fiscal year 2011 were $3.773 billion, a decrease of 4 percent from the same period in the prior fiscal year. Foreign currency translation had an unfavorable impact of $21 million on net sales when compared to the same period in the prior fiscal year. The extra selling week in the same period in the prior year also had an unfavorable impact on current quarter net sales growth. Although we cannot precisely calculate the effect of the extra selling week across each of our businesses, we believe it had an unfavorable impact on the current quarter net sales of approximately $200 million. Additionally, net sales were impacted by the slow down in certain market growth rates attributable to reduced procedures in markets such as CRDM and Spinal. The net sales decrease in the current fiscal year was driven by a 5 percent decrease in our Cardiac and Vascular Group and a 4 percent decrease in our Restorative Therapies Group. The Cardiac and Vascular Group’s negative performance was due to weak net sales in our CRDM and Physio-Control businesses slightly offset by strong net sales growth from our CardioVascular business. Our Restorative Therapies Group’s negative performance was due to weak net sales in our Spinal business offset by strong net sales in the Diabetes and Surgical Technologies businesses. See our discussion in the “Net Sales” section of this management’s discussion and analysis for more information on the results of our operating segments.

We remain committed to our Mission of developing lifesaving and life-enhancing therapies to alleviate pain, restore health, and extend life. The diversity and depth of our current product offerings enable us to provide medical therapies to patients worldwide. We work to improve patient access through well-planned studies which show the safety, efficacy, and cost-effectiveness of our therapies, and our alliances with patients, clinicians, regulators, and reimbursement agencies. Our investments in research and development, strategic acquisitions, expanded clinical trials, and infrastructure provide the foundation for our growth. We are confident in our ability to drive long-term shareholder value using principles of our Mission, our strong product pipelines, and continued commitment to innovative research and development.

CRITICAL ACCOUNTING ESTIMATES

We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2010.

The preparation of the condensed consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying Notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, asset impairment, legal proceedings, IPR&D, contingent consideration, warranty obligations, product liability, self-insurance, pension and post-retirement obligations, sales returns and discounts, stock-based compensation, valuation of equity and debt securities, and income tax reserves are updated as appropriate, which in most cases is quarterly. We base our estimates on historical experience, actuarial valuations, or various assumptions that are believed to be reasonable under the circumstances.

Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the accounting estimates are made, and (2) material changes in the estimates are reasonably likely to occur from period to period. Our critical accounting estimates include the following:

Legal Proceedings

We are involved in a number of legal actions involving both product liability and intellectual property disputes. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, that could require significant expenditures or result in lost revenues. In accordance with U.S. GAAP, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is possible, but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. Our significant legal proceedings are discussed in Note 19 to the condensed consolidated financial statements. While it is not possible to predict the outcome for most of the matters discussed in Note 19 to the condensed consolidated financial statements, we believe it is possible that costs associated with them could have a material adverse impact on our consolidated earnings, financial position, or cash flows.

Tax Strategies

Our effective tax rate is based on income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may or may not prevail. These reserves are established and adjusted in accordance with the principles of U.S. GAAP. Under U.S. GAAP, if we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50 percent likely of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. We regularly monitor our tax positions and tax liabilities. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit, or derecognize a previously recorded tax benefit, when (i) there is a completion of a tax audit, (ii) there is a change in applicable tax law including a tax case or legislative guidance, or (iii) there is an expiration of the statute of limitations. Significant judgment is required in accounting for tax reserves. Although we believe that we have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on our effective tax rate in future periods.

In the event there is a special or restructuring charge, certain litigation charge, net, and/or IPR&D and certain acquisition-related costs recognized in our operating results, the tax cost or benefit attributable to that item is separately calculated and recorded. Because the effective rate can be significantly impacted by these discrete items that take place in the period, we often refer to our tax rate using both the effective rate and the non-GAAP nominal tax rate. The non-GAAP nominal tax rate is defined as the income tax provision as a percentage of earnings before income taxes, excluding special and restructuring charges, certain litigation charges, net, IPR&D and certain acquisition-related costs, and certain tax adjustments. We believe that this resulting non-GAAP financial measure provides useful information to investors because it excludes the effect of these discrete items so that investors can compare our recurring results over multiple periods. Investors should consider this non-GAAP measure in addition to, and not as a substitute for, financial performance measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP financial measure may not be the same as similar measures presented by other companies.

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

The Company’s overall tax rate including the tax impact of IPR&D and certain acquisition-related costs has resulted in an effective tax rate of 20.17 percent for the three months ended July 30, 2010. Excluding the impact of the IPR&D and certain acquisition-related costs in the three months ended July 30, 2010, our operational and tax strategies have resulted in a non-GAAP nominal tax rate of 20.27 percent versus the U.S. Federal statutory rate of 35.0 percent. An increase in our nominal tax rate of 1 percent would result in an additional income tax provision for the three months ended July 30, 2010 of approximately $11 million. See discussion of the tax rate and the tax adjustments in the “Income Taxes” section of this management’s discussion and analysis.

Valuation of IPR&D, Contingent Consideration, Goodwill, and Other Intangible Assets

When we acquire a business, the purchase price is allocated, as applicable, between IPR&D, other identifiable intangible assets, net tangible assets, and goodwill as required by U.S. GAAP. IPR&D is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D and other intangible assets requires us to make significant estimates. The amount of the purchase price allocated to IPR&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For IPR&D, these valuation methodologies include consideration of the risk of the project not achieving commercial feasibility.

Contingent consideration is recorded at the acquisition date at the estimated fair value of the contingent milestone payments for all acquisitions subsequent to April 24, 2009. The acquisition date fair value is measured based on the consideration expected to be transferred (probability-weighted), discounted back to present value. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. The fair value of the contingent milestone consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense in our consolidated statements of earnings.

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggest that the carrying amount may be impaired.

The test for impairment requires us to make numerous estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our condensed consolidated balance sheets and the judgment required in determining assumptions necessary to estimate fair value, including projected future cash flows. Goodwill was $8.395 billion and $8.391 billion as of July 30, 2010 and April 30, 2010, respectively.

Other intangible assets include patents, trademarks, purchased technology, and IPR&D. Intangible assets with a definite life are amortized on a straight-line or accelerated basis, as appropriate, with estimated useful lives ranging from three to 20 years. We review all intangible assets for impairment annually or as changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable. Other intangible assets, net of accumulated amortization, were $2.510 billion and $2.559 billion as of July 30, 2010 and April 30, 2010, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

PENDING ACQUISITION

On August 16, 2010, we signed a definitive agreement to acquire Osteotech, Inc. (Osteotech). Osteotech develops innovative biologic products for regenerative medicine. Under the terms of the agreement, we will pay $6.50 per share in cash for each share of Osteotech common stock. The total value of the transaction is expected to be approximately $123 million.

SUBSEQUENT ACQUISITION

On August 12, 2010, we acquired ATS Medical, Inc. (ATS Medical). ATS Medical is a leading developer, manufacturer, and marketer of products and services focused on cardiac surgery, including heart valves and surgical cryoablation technology. Under the terms of the agreement, ATS Medical shareholders received $4.00 per share in cash for each share of ATS Medical common stock they owned. Total consideration for the transaction was approximately $370 million which includes the purchase of outstanding ATS Medical common stock and the assumption and settlement of existing ATS Medical debt.

ACQUISITIONS

Three months ended July 30, 2010

During the first quarter of fiscal year 2011, we acquired substantially all of the assets of Axon Surgical (Axon), a privately held company. Prior to the acquisition, we distributed a large portion of Axon’s product. We believe this acquisition will allow us to bring to market the next generation of surgeon-directed and professionally supported spinal neuromonitoring technology and expand the availability of this technology. Total consideration for the transaction, net of cash acquired, was $62 million, which includes the settlement of existing Axon debt.

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

NET SALES

The table below illustrates net sales by business and operating segment for the three months ended July 30, 2010 and July 31, 2009:

	Three months ended
(dollars in millions)	July 30, 2010	July 31, 2009	% Change
Defibrillation Systems	$722	$775	(7)%
Pacing Systems	473	536	(12)
Other	31	26	19
CARDIAC RHYTHM DISEASE MANAGEMENT	1,226	1,337	(8)
Coronary and Peripheral	372	353	5
Structural Heart	224	218	3
Endovascular	121	118	3
CARDIOVASCULAR	717	689	4
PHYSIO-CONTROL	84	97	(13)
TOTAL CARDIAC AND VASCULAR GROUP	2,027	2,123	(5)
Core Spinal	622	696	(11)
Biologics	207	219	(5)
SPINAL	829	915	(9)
NEUROMODULATION	370	373	(1)
DIABETES	312	295	6
SURGICAL TECHNOLOGIES	235	227	4
TOTAL RESTORATIVE THERAPIES GROUP	1,746	1,810	(4)
TOTAL	$3,773	$3,933	(4)%

Net sales for the three months ended July 30, 2010 were unfavorably impacted by foreign currency translation of $21 million when compared to the same period of the prior fiscal year. The primary exchange rate movements that impact our consolidated net sales growth are the U.S. dollar as compared to the Euro and the Japanese Yen. The impact of foreign currency fluctuations on net sales is not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q, Note 9 to the condensed consolidated financial statements in this Quarterly Report on From 10-Q, and Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2010 for further details on foreign currency instruments and our related risk management strategies. The extra selling week in the three months ended July 31, 2009 also had a negative impact on the net sales comparison for the three months ended July 30, 2010.

Cardiac and Vascular Group

The Cardiac and Vascular Group is composed of the CRDM, CardioVascular, and Physio-Control businesses. The Cardiac and Vascular Group’s products include pacemakers, implantable defibrillators, leads and delivery systems, ablation products, electrophysiology catheters, information systems for the management of patients with our CRDM devices, coronary and peripheral stents and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, tissue ablation systems, open heart and coronary bypass grafting surgical products, external defibrillators including manual defibrillator/monitors used by hospitals and emergency response personnel, and automated external defibrillators used in commercial and public settings for the treatment of cardiac arrest. The Cardiac and Vascular Group net sales for the three months ended July 30, 2010 were $2.027 billion, a decrease of 5 percent over the same period of the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three months ended July 30, 2010 of approximately $15 million when compared to the same period of the prior fiscal year. The decrease in the Cardiac and Vascular Group’s net sales was driven by weak net sales in CRDM and Physio-Control partially offset by strong sales in CardioVascular.

Additionally, the decrease in net sales was primarily a result of the slowdown in market growth rates attributable to reduced procedures in certain markets, the extra selling week in the first quarter of the prior fiscal year, and continued pricing pressures due to reduced reimbursement in certain countries, such as Japan, where R-Zone and foreign reference pricing changes resulted in a decline in our selling prices.

CRDM net sales for the three months ended July 30, 2010 were $1.226 billion, a decrease of 8 percent over the same period of the prior fiscal year. The decrease in CRDM net sales was primarily due to the decline in sales of our defibrillation system and pacing system products. Worldwide net sales in our defibrillation system products declined because of pricing pressures due to the continued product mix shift from initial implants to replacement implants, but were partially offset by positive growth from the Protecta SmartShock (Protecta) family of devices that were launched in certain markets outside the U.S. late in fiscal year 2010. Additionally, worldwide net sales declined in our pacing system products because of the continued pressure in the Japan market as a result of the Kappa/Sigma field action that was announced in the first quarter of fiscal year 2010.

CardioVascular net sales for the three months ended July 30, 2010 were $717 million, an increase of 4 percent over the same period of the prior fiscal year. The increase in CardioVascular net sales was primarily due to growth outside the U.S. in our Coronary and Peripheral, Structural Heart, and Endovascular products. The primary contributors to net sales growth were the Resolute drug-eluting stent and our Integrity bare metal stent within Coronary and Peripheral, the Endurant Abdominal and Valiant Captivia Thoracic Stent Graft Systems within Endovascular, and the continued acceptance of our CoreValve transcatheter valve within Structural Heart. Additionally, the recent acquisition of Invatec S.p.A (Invatec) positively contributed to the overall growth in net sales of the CardioVascular business.

Physio-Control net sales for the three months ended July 30, 2010 were $84 million, a decrease of 13 percent over the same period of the prior fiscal year. The decrease in Physio-Control net sales was primarily due to a supplier constraint issue that caused a significant backlog of orders for the LIFEPAK 15 and LIFEPAK 20 monitors/defibrillators and the slowdown in spending by certain international governments. We have subsequently resolved the supplier constraint issue and expect to ship the back-ordered product in the second quarter of fiscal year 2011.

Looking ahead, we expect our Cardiac and Vascular Group should be impacted by the following:

•

The recent slow down in market growth rates. Our performance in the Cardiac and Vascular Group has been and will continue to be contingent upon continued market growth and our ability to increase or maintain our market position. The current Cardiac and Vascular Group market is impacted by increasing pricing pressures and significant competition.

•

The timing of final resolution of our Mounds View U.S. Food and Drug Administration (FDA) warning letter. On July 21, 2010, the FDA began their follow-up inspection. The future launch timing of Protecta, Revo MRI SureScan, and Consulta cardiac resynchronization therapy-pacemakers is dependent on the resolution of our Mounds View FDA warning letter.

•

Market acceptance outside the U.S. of our Protecta family of devices which was launched outside the U.S. late in the fourth quarter of fiscal year 2010. The Protecta portfolio will leverage the already established Vision 3D platform to deliver a full suite of single, dual, and triple chamber defibrillators that represent a significant new algorithm technology that should reduce the delivery of inappropriate shocks, which is a leading clinical request from physicians. Protecta is pending FDA approval.

•

Launch and acceptance of the first Magnetic Resonance Imaging (MRI) pacing system developed specifically for use in MRI machines. During the fourth quarter of fiscal year 2010 we launched Advisa MRI SureScan, our next generation MRI pacing system in Europe and, provided the CRDM warning letter is lifted, in the second half of fiscal year 2011 we expect to launch Revo MRI SureScan, our first generation MRI pacing system in the U.S. Both Advisa MRI SureScan and Revo MRI SureScan are designed to address and mitigate interactions between the pacing system and the magnetic resonance environment.

•

Future growth from the launch of atrial fibrillation products in the U.S. We expect to launch the CryoCath Artic Front in the U.S. in the second half of fiscal year 2011 and our Ablation Frontiers system of ablation catheters and radiofrequency generators in the U.S. in calendar year 2011.

•

Continued acceptance of Resolute in markets outside the U.S. Resolute one-year clinical performance in the RESOLUTE All Comers Trial was found to be as safe and effective as a competitor’s drug eluting stent in unselected, complex patients.

•

Launch of the new Integrity bare metal stent and Resolute Integrity coronary stent in certain international markets. The Integrity platform features a unique laser fused sinusoidal technology that is designed to significantly improve flexibility and conform ability to Driver and other technologies. Additionally, the Resolute Integrity coronary stent was launched in Europe in August 2010.

•

Continued acceptance of Endeavor in the Japan market. Endeavor was launched in Japan in the first quarter of fiscal year 2010. We anticipate that increased competition will continue in the Japan marketplace as a result of two competitive products that were launched in the fourth quarter of fiscal year 2010.

•

Further growth in the U.S. and Japan from the Talent Thoracic Stent Graft System, which was initially released in fiscal year 2009 and the first quarter of fiscal year 2010, respectively. In addition, we expect to launch our Talent Abdominal Aortic Aneurysm Stent Graft System and improved delivery system, Xcelerant, for our Thoracic Stent Graft System in Japan and an improved delivery system, Captivia, for our Thoracic Stent Graft System in the U.S.; all in the second half of fiscal year 2011.

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

•

Continued integration of Invatec and its affiliated companies into our CardioVascular business. We acquired Invatec and its affiliated companies in the fourth quarter of fiscal year 2010. Invatec is a developer of innovative medical technologies for interventional treatment of cardiovascular disease. We believe this acquisition should increase our competitive position in the peripheral vascular market.

•

Continued acceptance of our CoreValve transcatheter heart valve technologies for the replacement of the aortic valve. CoreValve’s Percutaneous Revalving System has received CE Mark approval and is currently available outside the U.S.

•

Future integration of ATS Medical which was acquired in the second quarter of fiscal year 2011. ATS Medical is a leading developer, manufacturer and marketer of products and services focused on cardiac surgery, including heart valves and surgical cryoablation technology. We believe this acquisition should increase our competitive position in the structural heart market.

Restorative Therapies Group

The Restorative Therapies Group is composed of the Spinal, Neuromodulation, Diabetes, and Surgical Technologies businesses. Products in the Restorative Therapies Group include products for various areas of the spine, bone graft substitutes, biologic products, implantable neurostimulation drug delivery therapies for the treatment of chronic pain and movement disorders, implantable neurostimulation therapies for obsessive-compulsive disorder (OCD), overactive bladder, urinary retention, and gastroparesis, benign prostatic hyperplasia devices, external insulin pumps, subcutaneous continuous glucose monitoring (CGM) systems, and products to treat conditions of the ear, nose, and throat. Additionally, this group manufactures and sells image-guided surgery and intra-operative imaging systems. The Restorative Therapies Group net sales for the three months ended July 30, 2010 were $1.746 billion, a decrease of 4 percent over the same period of the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three months ended July 30, 2010 of approximately $6 million when compared to the same period of the prior fiscal year. The decrease in net sales was primarily due to a decline in the net sales of the Spinal business partially offset by strong performances in the Diabetes and Surgical Technologies businesses. Net sales in the Neuromodulation business remained relatively flat. Net sales for the Restorative Therapies Group were also negatively affected by the extra selling week in the first quarter of the prior fiscal year. See more detailed discussion of each business’s performance below.

Spinal net sales for the three months ended July 30, 2010 were $829 million, a decrease of 9 percent over the same period of the prior fiscal year. The decrease in Spinal net sales was primarily due to a continued decrease in demand for the Kyphon Balloon Kyphoplasty (BKP) driven in part by the August 2009 vertebroplasty articles in the New England Journal of Medicine. We have also seen a decrease in the number of Spinal procedures as patients are postponing elective procedures due to the current macroeconomic conditions. In addition, Spinal net sales were negatively impacted by continued pricing pressures and a challenging reimbursement environment in many of our major markets. These decreases were slightly offset by an increase in the Core Spinal business, excluding Kyphon, net sales outside the U.S. This was due to increased use of our MAST line of less invasive technologies. Net sales growth outside the U.S. was also positively impacted by the joint venture with Shandong Weigao Group Medical Polymer Company Limited (Weigao). The joint venture distributes Medtronic’s spinal products and Weigao’s orthopedic products in China.

Neuromodulation net sales for the three months ended July 30, 2010 were $370 million, a decrease of 1 percent over the same period of the prior fiscal year. The decrease in net sales was primarily due to the extra selling week in the prior fiscal year. Net sales were led by the sales of Activa PC and RC deep brain stimulation (DBS) systems for movement disorders and InterStim Therapy for overactive bladder, urinary retention, and bowel control outside the U.S.

Diabetes net sales for the three months ended July 30, 2010 were $312 million, an increase of 6 percent over the same period of the prior fiscal year. The increase in net sales was led by international sales growth of 7 percent. This was the result of our Veo insulin pump that was recently launched in Europe and Asia. We also saw an increase in CGM sales worldwide.

Surgical Technologies net sales for the three months ended July 30, 2010 were $235 million, an increase of 4 percent over the same period in the prior fiscal year. The increase in net sales was driven by strong performance worldwide of the NIM 3.0 Nerve Monitoring System and the StealthStation S7 System.

Looking ahead, we expect our Restorative Therapies Group should be impacted by the following:

•

Growth of the various markets and our ability to grow consistently within those markets. Our performance in the Restorative Therapies Group has been and will continue to be contingent upon continued market growth and our ability to increase or maintain our market position. The current Restorative Therapies Group market is impacted by increasing pricing pressures and significant competition within the Spinal and Neuromodulation businesses.

•

Market acceptance of innovative new products, including the TSRH 3Dx Spinal System, which was launched in November 2009, and our new Solera product line, which began a limited launch in the U.S. at the end of the second quarter of fiscal year 2010. We anticipate the broader roll-out of these products in the second half of fiscal year 2011.

•

Continued acceptance of our BKP technology. We believe worldwide growth continues to be negatively impacted by the vertebroplasty article in the New England Journal of Medicine. In addition, two new competitors entered the U.S. marketplace in the last few months.

•

Anticipated launch of high pressure balloons and syringes, curettes, and fixation materials in the Spinal business in fiscal year 2011. Additionally, we expect a positive impact from improvement in international markets, including regulatory clearance and reimbursement approval for BKP in Japan during fiscal year 2011.

•	Increased presence in China as a result of our joint venture with Weigao to distribute Medtronic’s spinal products and Weigao’s orthopedic products in China.

•

Expected future growth in our Biologics business, driven by new products such as AMPLIFY, which has been submitted for FDA approval, and by our pending acquisition of Osteotech, Inc. (Osteotech). Osteotech develops innovative biologic products for regenerative healing. The acquisition is expected to close sometime in the late fall.

•

Ability to consistently grow within the pain stimulation market, which is characterized by significant competition. We remain focused on a number of key initiatives in the areas of sales and marketing execution as well as therapy adoption growth, which we expect will sustain our market leadership.

•

Continued and future acceptance of our current indications for Medtronic DBS Therapy for the treatment of the most common movement disorders and OCD. The DBS Therapy portfolio includes Activa PC, our smallest and most advanced primary cell battery, and Activa RC, the only rechargeable DBS device. We continue to educate neurologists and the patient population on the treatment options that Medtronic DBS Therapy offers them.

•

Continued acceptance of InterStim Therapy for the treatment of the symptoms of overactive bladder and urinary retention. InterStim Therapy for Bowel Control is also approved in Europe and is pending FDA approval in the U.S.

•

Continued acceptance of the RestoreSensor, which was launched in Europe during the fourth quarter of fiscal year 2010. RestoreSensor is an innovative spinal cord stimulator featuring our exclusive AdaptiveStim technology. This technology addresses an unmet need for spinal cord stimulation patients through automatically adapting stimulation to changes in body position and activity, and minimizing the need for manual stimulation adjustments.

•

Continued acceptance from both physicians and patients of insulin-pump therapy and CGM therapy and continued acceptance and improved reimbursement of CGM technologies, which provide patients and physicians valuable insight into glucose levels.

•

Continued acceptance of new insulin pumps, including the MiniMed Paradigm Veo System, which offers low-glucose suspend that assists in protecting against the risk of hypoglycemia by automatically suspending insulin delivery when glucose falls below a specified threshold set by the user. The MiniMed Paradigm Veo System was launched throughout Asia and Europe during fiscal year 2010. In addition, the MiniMed Revel System was launched in the U.S. in the fourth quarter of fiscal year 2010. The launch of this system extended our line of sensor-augmented therapy options available on the market.

•

Given the elective nature of an insulin pump and CGM for the management of diabetes and the possible high out-of-pocket costs to the customer, macroeconomic pressures could negatively impact the near-term sales growth within the Diabetes business.

•	Continued acceptance of the StealthStation S7 and O-Arm Imaging Systems, especially with the launch of O-Arm 3.1 and Synergy Cranial 2.2 later this fiscal year.

•	Market acceptance of the NIM 3.0 Nerve Monitoring System.

COSTS AND EXPENSES

The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended
	July 30, 2010	July 31, 2009
Cost of products sold	23.7%	24.6%
Research & development	9.8	9.4
Selling, general, & administrative	35.4	34.8
Restructuring	—	1.6
Certain litigation charges, net	—	11.3
IPR&D and certain acquisition-related costs	0.4	—
Other expense, net	1.2	2.4
Interest expense, net	2.0	1.7

Cost of Products Sold

Cost of products sold for the three months ended July 30, 2010, as a percent of net sales, decreased 0.9 percentage points to 23.7 percent when compared to the same period in the prior fiscal year. Cost of products sold as a percent of net sales in the three months ended July 30, 2010 was positively impacted by 0.5 of a percentage point and 0.2 of a percentage point from the first quarter of fiscal year 2010 voluntary recall of specific lots of Paradigm Quick-set infusion sets in the U.S. and the restructuring charges recorded within cost of products sold in the first quarter of fiscal year 2010, respectively, and 0.2 of a percentage point of favorable foreign currency translation. We continue to execute our broad initiatives to reduce our costs of products sold. Please refer to Note 12 of the condensed consolidated financial statements and the “Restructuring, Certain Litigation Charges, Net, and IPR&D and Certain Acquisition-Related Costs” section of this management’s discussion and analysis for additional information regarding the Paradigm Quick-set infusion set voluntary recall and the restructuring charges, respectively, recorded in the first quarter of fiscal year 2010.

Research and Development

Consistent with prior periods, we have continued to invest in new technologies to drive long-term future growth by spending aggressively on research and development efforts. For the three months ended July 30, 2010, research and development spending was $370 million, or 9.8 percent of net sales, increasing 0.4 of a percentage point from the three months ended July 31, 2009 due to a decrease in net sales from the prior period. We remain committed to developing technological enhancements and new indications for existing products, and less invasive and new technologies for new and emerging markets to address unmet medical needs. That commitment leads to our initiation and participation in many clinical trials each fiscal year as the demand for clinical and economic evidence increases. Furthermore, we expect our development activities to help reduce patient care costs and the length of hospital stays in the future. In addition to our investment in research and development, we continue to access new technologies in areas served by our existing businesses, as well as in new areas, through acquisitions, licensing agreements, alliances, and certain strategic equity investments.

Selling, General, and Administrative

Selling, general, and administrative expense for the three months ended July 30, 2010 was $1.334 billion, which as a percent of net sales increased by 0.6 percentage points to 35.4 percent, as compared to the same period of the prior fiscal year. The increase in selling, general, and administrative expense as a percent of net sales is due to the acquisition of Invatec, which had an impact of 0.2 of a percentage point, and the decrease in revenue for the quarter. We continue to drive our initiatives to leverage our cost structure in order to help reduce selling, general, and administrative expense.

Restructuring Charges, Certain Litigation Charges, Net, and IPR&D and Certain Acquisition-Related Costs

Restructuring charges, certain litigation charges, net, and IPR&D and certain acquisition-related costs for the three months ended July 30, 2010 and July 31, 2009 were as follows:

	Three months ended
(in millions)	July 30, 2010	July 31, 2009
Restructuring charges	$—	$69
Certain litigation charges, net	—	444
IPR&D and certain acquisition-related costs	15	—
Total restructuring charges, certain litigation charges, net, and IPR&D and certain acquisition-related costs	15	513
Net tax impact of restructuring charges, certain litigation charges, net, and IPR&D and certain acquisition-related costs	(4)	(103)
Total restructuring charges, certain litigation charges, net, and IPR&D and certain acquisition-related costs, net of tax	$11	$410

Restructuring

Fiscal Year 2009 Initiative

In the fourth quarter of fiscal year 2009, as part of our “One Medtronic” strategy, we recorded a $34 million restructuring charge, which consisted of employee termination costs of $29 million and asset write-downs of $5 million. The “One Medtronic” strategy focused on streamlining the organization and standardizing or centralizing certain functional activities which were not unique to individual businesses. In connection with these efforts to create “One Medtronic,” this initiative was designed to streamline operations, by further consolidating manufacturing and eliminating certain non-core product lines, and to further align resources around our higher growth opportunities. This initiative impacted most businesses and certain corporate functions. Of the $5 million of asset write-downs, $3 million related to inventory write-offs and production-related asset impairments and therefore was recorded within cost of products sold in the consolidated statement of earnings. The employee termination costs of $29 million consisted of severance and the associated costs of continued medical benefits and outplacement services.

As a continuation of the fiscal year 2009 initiative, in the first quarter of fiscal year 2010 we incurred $72 million of incremental restructuring charges, which consisted of employee termination costs of $62 million and asset write-downs of $10 million. Of the $10 million of asset write-downs, $7 million related to inventory write-offs and production-related asset impairments and therefore was recorded within cost of products sold in the condensed consolidated statement of earnings. Included in the $62 million restructuring charge was $9 million of incremental defined benefit pension and post-retirement related expenses for those employees who accepted early retirement packages. For further discussion on the incremental defined benefit pension and post-retirement related expenses, see Note 18 to the condensed consolidated financial statements.

In the fourth quarter of fiscal year 2010, we recorded a $12 million reversal of excess restructuring reserves related to the fiscal year 2009 initiative. This reversal was primarily a result of a higher than expected percentage of employees identified for elimination finding positions elsewhere within the Company.

During the three months ended July 30, 2010, we did not incur any restructuring charges.

In connection with the fiscal year 2009 initiative, as of the end of the first quarter of fiscal year 2010, we had identified approximately 1,500 positions for elimination which were achieved through early retirement packages offered to employees, voluntary separation, and involuntary separation. As of July 30, 2010, the restructuring initiative was substantially complete and is expected to produce annualized operating savings of approximately $125 million. These savings will arise mostly from reduced compensation expense.

Certain Litigation Charges, Net

We classify material litigation reserves and gains recognized as certain litigation charges, net. During the three months ended July 30, 2010, there were no certain litigation charges, net.

During the three months ended July 31, 2009, we recorded certain litigation charges, net of $444 million related to the global resolution of all outstanding intellectual property litigation with Abbott Laboratories (Abbott). The terms of the agreement stipulate that neither party will sue each other in the field of coronary stent and stent delivery systems for a period of at least 10 years, subject to certain conditions. Both parties also agreed to a cross-license of the disputed patents within the defined field. The $444 million settlement amount included a $400 million payment made to Abbott and a $42 million success payment made to evYsio Medical Devices, LLC (evYsio). In addition, a $2 million payment was made to evYsio in connection with an amendment to the parties’ existing agreement in order to expand the scope of the definition of the license field from evYsio.

IPR&D and Certain Acquisition-Related Costs

During the three months ended July 30, 2010, we recorded IPR&D and certain acquisition-related costs of $15 million related to a milestone payment under the existing terms of a royalty bearing, non-exclusive patent cross-licensing agreement with NeuroPace, Inc. Product commercialization related to this technology had not yet been achieved. As a result, in accordance with authoritative guidance the payment was immediately expensed as IPR&D since technological feasibility had not yet been reached and such technology has no future alternative use.

During the three months ended July 31, 2009, there were no IPR&D and certain acquisition-related costs.

Other Expense, Net

Other expense, net includes intellectual property amortization expense, royalty income and expense, realized equity security gains and losses, realized foreign currency transaction and derivative gains and losses, and impairment charges on equity securities. For the three months ended July 30, 2010, other expense, net was $47 million, a decrease of $49 million compared to the same period in the prior fiscal year. The decrease of $49 million for the three months ended July 30, 2010 is primarily due to the impact of foreign currency gains and losses. Total foreign currency gains recorded in other expense, net in the first quarter of fiscal year 2011 were $54 million, as compared to $31 million in the same period in the prior fiscal year. Additionally, other expense, net in the first quarter of fiscal year 2011 was positively impacted by an increase in licensing payments we received in our CardioVascular business, compared to the prior year.

Interest Expense, Net

Interest expense, net includes interest earned on our investments, interest paid on our borrowings, amortization of debt issuance costs and debt discounts, the net realized and unrealized gain or loss on trading securities, and the net realized gain or loss on the sale or impairment of available for sale debt securities. For the three months ended July 30, 2010, we had interest expense, net of $74 million as compared to interest expense, net of $66 million for the same period of the prior fiscal year. The increase in interest expense, net was primarily the result of decreased interest income earned on our investments as interest rates decreased from the first quarter of fiscal year 2010.

INCOME TAXES

	Three months ended
(dollars in millions)	July 30, 2010	July 31, 2009
Provision for income taxes	$210	$116
Effective tax rate	20.17%	20.66%
Impact of restructuring charges, certain litigation charges, net, and IPR&D and certain acquisition-related costs	0.10	(0.31)
Non-GAAP nominal tax rate (1)	20.27%	20.35%

(1)

Non-GAAP nominal tax rate is defined as the income tax provision as a percentage of earnings before income taxes, excluding restructuring charges, certain litigation charges, net, and IPR&D and certain acquisition-related costs. We believe that the resulting non-GAAP financial measure provides useful information to investors because it excludes the effect of these discrete items so that investors can compare our recurring results over multiple periods. Investors should consider this non-GAAP measure in addition to, and not as a substitute for, financial performance measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP financial measure may not be the same as similar measures presented by other companies.

For the three months ended July 30, 2010 and July 31, 2009, our effective tax rates were 20.17 percent and 20.66 percent, respectively. Excluding the impact of restructuring charges, certain litigation charges, net, and IPR&D and certain acquisition-related costs, our non-GAAP nominal tax rate for the three months ended July 30, 2010 was 20.27 percent, compared to 20.35 percent, from the same period of the prior fiscal year. The decrease in the Company’s non-GAAP nominal tax rate is primarily due to the increased tax benefits derived from our international operations and the tax benefits from foreign dividend distributions, which was partially offset by the expiration of the U.S. federal research and development credit.

As of July 30, 2010, there were no changes to significant unresolved matters with the U.S. Internal Revenue Service or foreign tax authorities from what we disclosed in our Annual Report on Form 10-K for the year ended April 30, 2010.

See Note 14 to the condensed consolidated financial statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

(dollars in millions)	July 30, 2010	April 30, 2010
Working capital	$4,386	$4,718
Current ratio*	1.8:1.0	1.9:1.0
Cash, cash equivalents, and short-term investments	$3,917	$3,775
Long-term investments in debt and trading securities**	4,488	4,089
Cash, cash equivalents, short-term investments, and long-term debt and trading securities	$8,405	$7,864
Short-term borrowings and long-term debt	$10,508	$9,519
Net cash position***	$(2,103)	$(1,655)

*	Current ratio is the ratio of current assets to current liabilities.
**	Long-term investments include debt securities with a maturity date greater than one year from the end of the period and trading securities and exclude minority investments.
***	Net cash position is the sum of cash, cash equivalents, short-term investments, and long-term investments in debt and trading securities less short-term borrowings and long-term debt.

We believe our liquidity remains strong as of July 30, 2010 and our strong balance sheet and liquidity provide us with flexibility in the future. We believe our existing cash and investments, as well as our unused lines of credit and commercial paper capacity of $2.490 billion, if needed, will satisfy our foreseeable working capital requirements for at least the next twelve months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions. At July 30, 2010, our Standard and Poor’s Ratings Group and Moody’s Investors Service ratings remain unchanged as compared to the fiscal year ending April 30, 2010 with long-term debt ratings of AA- and A1, respectively, and strong short-term debt ratings of A-1+ and P-1, respectively.

The decrease in our net cash position in the first quarter of fiscal year 2011 as compared to the fiscal year ended April 30, 2010, is primarily due to an increase in short-term borrowings used for share repurchases and other general corporate uses during the three months ended July 30, 2010, partially offset by income generated from operations.

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

When applicable, Note 19 to the condensed consolidated financial statements provides information regarding amounts we have accrued related to significant legal proceedings. In accordance with U.S. GAAP, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. For information regarding these payments, refer to Note 17 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2010 and Note 4 of the current period’s condensed consolidated financial statements.

As of July 30, 2010 and April 30, 2010, approximately $6.356 billion and $5.576 billion, respectively, of cash, cash equivalents, short-term investments, and long-term investments in debt securities were held by our non-U.S. subsidiaries. These funds are available for use by worldwide operations; however, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would generally be subject to U.S. tax. As a result, we have not chosen to repatriate a significant portion of this cash but instead use cash generated from U.S. operations and short- and long-term borrowings to meet our U.S. cash needs. Long-term investments at July 30, 2010 also include $164 million of cash invested in government securities held in an indemnification trust established for self-insurance coverage for our directors and officers. These investments are restricted and can only be used to indemnify or advance expenses related to claims against our directors and/or officers.

We have investments in marketable debt securities that are classified and accounted for as available-for-sale. Our debt securities include U.S. and foreign government and agency securities, corporate debt securities, certificates of deposit, and mortgage backed and other asset backed securities including auction rate securities. Market conditions over the past several years have included periods of significant economic uncertainty and at times general market distress especially in the banking and financial services sector. This uncertainty has created reduced liquidity across the fixed income investment market, including certain securities in which we have invested. As a result, some of our investments have experienced reduced liquidity including unsuccessful monthly auctions for our auction rate security holdings. Although certain securities are illiquid, if we required capital we believe we could liquidate a substantial amount of our portfolio and incur no material impairment loss or borrow under our commercial paper program or lines of credit.

For the three months ended July 30, 2010, other-than-temporary impairment losses on available-for-sale debt securities were $9 million, of which $6 million was recognized in other comprehensive income resulting in $3 million of charges being recognized in earnings. In determining this other-than-temporary impairment loss, U.S. GAAP specifies that we consider a variety of factors, including the quality and estimated value of the underlying credit support for our holding and the financial condition and credit rating of the issuer in estimating the credit loss portion of other-than-temporary impairment losses. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recorded all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. However, as of July 30, 2010, we have $83 million of gross unrealized losses on our aggregate short-term and long-term available-for-sale debt securities of $7.013 billion; if market conditions continue to deteriorate further, some of these holdings may experience other-than-temporary impairment in the future which could have a material impact on our financial results. Management is required to use estimates and assumptions in its valuation of our investments, which requires a high degree of judgment, and therefore actual results could differ materially from those estimates. See Note 7 to the condensed consolidated financial statements for additional information regarding fair value measurements.

SUMMARY OF CASH FLOWS

	Three months ended
(in millions)	July 30, 2010	July 31, 2009
Cash provided by (used in):
Operating activities	$805	$621
Investing activities	(789)	(529)
Financing activities	(46)	(394)
Effect of exchange rate changes on cash and cash equivalents	(6)	53
Net change in cash and cash equivalents	$(36)	$(249)

Operating Activities

Our net cash provided by operating activities was $805 million for the three months ended July 30, 2010 compared to $621 million provided by operating activities for the three months ended July 31, 2009. The $184 million increase in net cash provided by operating activities was primarily attributable to the $494 million of certain litigation payments made during the prior period partially offset by an increase in annual incentive payments made during the current period as compared to the same quarter in the prior fiscal year.

Investing Activities

Our net cash used in investing activities was $789 million for the three months ended July 30, 2010 compared to $529 million used in investing activities for the three months ended July 31, 2009. The increase in cash used for investing activities in the three months ended July 30, 2010 is primarily related to an increase in net purchases of marketable securities for the three months ended July 30, 2010 compared to the three months ended July 31, 2009.

Financing Activities

Our net cash used in financing activities was $46 million for the three months ended July 30, 2010 compared to $394 million used in financing activities for the three months ended July 31, 2009. The $348 million decrease in net cash used in financing activities was primarily attributable to an increase in short-term borrowings for the three months ended July 30, 2010 compared to the three months ended July 31, 2009. The increase in short-term borrowing was caused by an increase in commercial paper outstanding for share repurchases and other general corporate uses that occurred during the three months ended July 30, 2010.

OFF-BALANCE SHEET ARRANGEMENTS AND LONG-TERM CONTRACTUAL OBLIGATIONS

We acquire assets still in development, enter into research and development arrangements, and sponsor certain clinical trials that often require milestone and/or royalty payments to a third party, contingent upon the occurrence of certain future events. Milestone payments may be required contingent upon the successful achievement of an important point in the development life cycle of a product or upon certain pre-designated levels of achievement in clinical trials. In addition, if required by the arrangement, we may have to make royalty payments based on a percentage of sales related to the product under development or in the event that regulatory approval for marketing is obtained. In situations where we have no ability to influence the achievement of the milestone or otherwise avoid the payment, we have included those milestone or minimum royalty payments in the following table. However, the majority of these arrangements give us the discretion to unilaterally make the decision to stop development of a product or cease progress of a clinical trial, which would allow us to avoid making the contingent payments. Although we are unlikely to cease development if a device successfully achieves clinical testing objectives, these payments are not included in the table of contractual obligations because of the contingent nature of these payments and our ability to avoid them if we decided to pursue a different path of development or testing.

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

We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, or cash flows. Presented below is a summary of contractual obligations and other minimum commercial commitments as of July 30, 2010. See Note 8 to the condensed consolidated financial statements for additional information regarding long-term debt. Additionally, see Note 14 to the condensed consolidated financial statements for additional information regarding accrued income tax obligations, which are not reflected in the table below.

	Maturity by Fiscal Year
(in millions)	Total	Remaining 2011	2012	2013	2014	2015	Thereafter
Contractual obligations related to off-balance sheet arrangements:
Operating leases (1)	$370	$78	$83	$65	$48	$31	$65
Inventory purchases (2)	370	176	153	15	12	10	4
Commitments to fund minority investments/contingent acquisition consideration (3)	423	243	102	16	10	18	34
Interest payments (4)	2,748	294	252	252	216	191	1,543
Other (5)	190	58	54	21	18	16	23
Total	$4,101	$849	$644	$369	$304	$266	$1,669

Contractual obligations reflected in the balance sheet:
Long-term debt, including current portion (6)	$9,865	$2,614	$32	$2,263	$581	$1,293	$3,082
Capital leases	18	—	1	1	1	1	14
Total	$9,883	$2,614	$33	$2,264	$582	$1,294	$3,096

(1)	Certain leases require us to pay real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These future costs are not included in the schedule above.

(2)

We have included inventory purchase commitments which are legally binding and specify minimum purchase quantities. These purchase commitments do not exceed our projected requirements and are in the normal course of business. These commitments do not include open purchase orders.

(3)

Certain commitments related to the funding of minority investments and/or previous acquisitions are contingent upon the achievement of certain product-related milestones and various other favorable operational conditions. While it is not certain if and/or when these payments will be made, the maturity dates included in this table reflect our best estimates. In accordance with new authoritative accounting guidance on business combinations effective in fiscal year 2010, we are required to record the fair value of contingent acquisition considerations as a liability on the consolidated balance sheet on a prospective basis, therefore, contingent acquisition considerations are not included in the off-balance sheet disclosure for acquisitions subsequent to April 24, 2009. The table above excludes our subsequent acquisition of ATS Medical, Inc. and our pending acquisition of Osteotech, Inc.

(4)

Interest payments in the table above reflect the interest on our outstanding debt, including the $3.000 billion of 2010 Senior Notes, $1.250 billion of 2009 Senior Notes, $4.400 billion of Senior Convertible Notes, $1.000 billion of 2005 Senior Notes and $15 million of Contingent Convertible Debentures. The interest rate on each outstanding obligation varies and interest is payable semi-annually. The interest rate is 3.000 percent on $1.250 billion of the 2010 Senior Notes due 2015, 4.450 percent on $1.250 billion of the 2010 Senior Notes due 2020, 5.550 percent on $500 million of the 2010 Senior Notes due 2040, 4.500 percent on $550 million of the 2009 Senior Notes due 2014, 5.600 percent on $400 million of the 2009 Senior Notes due 2019, 6.500 percent on $300 million of the 2009 Senior Notes due 2039, 1.500 percent on the $2.200 billion Senior Convertible Notes due 2011, 1.625 percent on the $2.200 billion Senior Convertible Notes due 2013, 4.750 percent on the $400 million of 2005 Senior Notes due 2010, 4.750 percent on the $600 million of 2005 Senior Notes due 2015, and 1.250 percent on the Contingent Convertible Debentures due 2021. The table above excludes the impact of the debt discount amortization on the Senior Convertible Notes.

(5)	These obligations include certain research and development arrangements.

(6)

Long-term debt in the table above includes $3.000 billion 2010 Senior Notes, $1.250 billion 2009 Senior Notes, $4.400 billion Senior Convertible Notes, $1.000 billion 2005 Senior Notes, and $15 million related to our Contingent Convertible Debentures. The table above excludes the remaining fair value from the five-year interest rate swap agreements entered into in November 2005 and the eight-year interest rate swap agreement entered into in June 2007 that were terminated in December 2008, and the three-year interest rate swap agreements entered into in March 2010 that were terminated in July 2010. The table above includes the impact of the five-year interest rate swaps entered into in June 2009, December 2009, and March 2010 along with the three-year interest rate swap agreements entered into in March 2010. See Note 9 to the condensed consolidated financial statements for additional information regarding the interest rate swap agreement terminations.

DEBT AND CAPITAL

Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of total interest-bearing debt and equity was 42 percent as of July 30, 2010 and 39 percent at April 30, 2010.

Share Repurchase Program

In June 2009, our Board of Directors authorized the repurchase of up to 60 million shares of our common stock.

As part of our focus on returning value to our shareholders shares are repurchased from time to time. During the three months ended July 30, 2010, we repurchased approximately 15.3 million shares at an average price per share of $41.82. As of July 30, 2010, we had approximately 35.5 million shares remaining under current buyback authorizations approved by the Board of Directors.

Financing Arrangements

We have issued a combination of bank borrowing and commercial paper to fund our short-term needs. Short-term debt, including the current portion of our long-term debt and capital lease obligations, as of July 30, 2010 was $3.428 billion compared to $2.575 billion as of April 30, 2010. We utilize a combination of Contingent Convertible Debentures, Senior Convertible Notes, and Senior Notes to meet our long-term financing needs. Long-term debt excluding the current portion as of July 30, 2010 was $7.080 billion compared to $6.944 billion as of April 30, 2010. For more information on our financing arrangements, see Note 8 to the condensed consolidated financial statements.

Credit Arrangements and Debt Ratings

We had existing unsecured lines of credit of approximately $2.870 billion with various banks at July 30, 2010. The existing lines of credit included a five-year $1.750 billion syndicated credit facility dated December 20, 2006 that will expire on December 20, 2011 (Credit Facility). The Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase its capacity by an additional $500 million at any time during the life of the five-year term of the agreement.

On November 2, 2007, we entered into a credit agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. The credit agreement provides for a $300 million unsecured revolving credit facility maturing November 2, 2010. In addition to certain initial fees, we are obligated to pay a commitment fee based on the total revolving commitment.

As of July 30, 2010 and April 30, 2010, we had unused lines of credit and commercial paper capacity of approximately $2.490 billion and $3.274 billion, respectively.

We maintain a commercial paper program that allows us to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of July 30, 2010, outstanding commercial paper totaled $725 million. There was no outstanding commercial paper as of April 30, 2010. During the three months ended July 30, 2010, the weighted average original maturity of the commercial paper outstanding was approximately 33 days and the weighted average interest rate was 0.262 percent. The issuance of commercial paper reduces the amount of credit available under our existing lines of credit.

In connection with the issuance of the Contingent Convertible Debentures, 2010 Senior Notes, 2009 Senior Notes, 2005 Senior Notes, Senior Convertible Notes, and commercial paper, Standard and Poor’s Ratings Group and Moody’s Investors Service issued debt ratings of AA- and A1, respectively, and strong short-term debt ratings of A-1+ and P-1, respectively. These ratings remain unchanged as compared to the fiscal year ending April 30, 2010. For more information on credit arrangements, see Note 8 to the condensed consolidated financial statements.

OPERATIONS OUTSIDE OF THE UNITED STATES

The table below illustrates U.S. net sales versus net sales outside the U.S. for the three months ended July 30, 2010 and July 31, 2009:

	Three months ended
(in millions)	July 30, 2010	July 31, 2009
U.S. net sales	$2,229	$2,391
Non-U.S. net sales	1,544	1,542
Total net sales	$3,773	$3,933

For the three months ended July 30, 2010, consolidated net sales outside the U.S. were flat compared to the same period of the prior year. Foreign currency had an unfavorable impact of $21 million on net sales during the current period. For the three months ended July 30, 2010, our performance outside the U.S. was impacted by strong CardioVascular and Diabetes net sales, offset by weak net sales in CRDM. CardioVascular net sales were led by increased sales of our CoreValve transcatheter valves and the acquisition of Invatec. Diabetes net sales increased as a result of strong pump sales driven by Veo. The decline in CRDM net sales was due to the slow down in market growth rates and continued pricing pressures due to reduced reimbursement in places like Japan.

Net sales outside the U.S. are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. Outstanding receivables from customers outside the U.S. totaled $1.849 billion as of July 30, 2010, or 56 percent, of total outstanding accounts receivable, and $1.855 billion as of April 30, 2010, or 55 percent, of total outstanding accounts receivable.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, intellectual property rights, litigation and tax matters, mergers and acquisitions, market acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will”, and similar words or expressions. One must carefully consider forward-looking statements and understand that such statements may be affected by inaccurate assumptions and may involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption on our supply, quality problems, liquidity, decreasing prices, adverse regulatory action, litigation success, self-insurance, healthcare policy changes, and international operations, as well as those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2010. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

We undertake no obligation to update any statement we make, but investors are advised to consult any further disclosures by us in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q, and 8-K, in which we may discuss in more detail various important factors that could cause actual results to differ from expected or historical results. In addition, actual results may differ materially from those anticipated due to a number of factors, including, among others, those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2010. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Due to the global nature of our operations, we are subject to the exposures that arise from currency exchange rate fluctuations. In a period where the U.S. dollar is strengthening/weakening as compared to other currencies, our revenues and expenses denominated in foreign currency are translated into U.S. dollars at a lower/higher value than they would be in an otherwise constant currency exchange rate environment. We manage these exposures using operational and economic hedges as well as derivative financial instruments. The primary currencies hedged are the Euro and the Japanese Yen.

Our objective in managing exposure to currency exchange rate fluctuations is to minimize earnings and cash flow volatility associated with currency exchange rate changes. We enter into various contracts, principally forward contracts that change in value as currency exchange rates change, to protect the U.S. dollar value of existing foreign currency assets, liabilities, net investments, and probable commitments. The gains and losses on these contracts offset changes in the value of the related exposures. It is our policy to enter into currency exchange rate hedging transactions only to the extent true exposures exist; we do not enter into currency exchange rate hedging transactions for speculative purposes.

We had foreign exchange rate derivative contracts outstanding in notional amounts of $6.586 billion and $5.495 billion as of July 30, 2010 and April 30, 2010, respectively. The fair value of these contracts as of July 30, 2010 was $141 million more than the original contract value. A sensitivity analysis of changes in the fair value of all currency exchange rate derivative contracts at July 30, 2010 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by $576 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis. We are also exposed to interest rate changes affecting principally our investments in interest rate sensitive instruments, which include our fixed-to-floating interest rate swap agreements. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10 percent change in short-term interest rates compared to interest rates as of July 30, 2010 indicates that the fair value of these instruments would correspondingly change by $34 million.

We have investments in marketable debt securities that are classified and accounted for as available-for-sale. Our debt securities include U.S. government and agency securities, foreign government and agency securities, corporate debt securities, certificates of deposit, and mortgage backed and other asset backed securities including auction rate securities. For a discussion of current market conditions and the impact on Medtronic, please see the “Liquidity and Capital Resources” section of this management’s discussion and analysis.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) and changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective and are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the U.S. Securities and Exchange Commission’s applicable rules and forms.

Changes in internal control

There have been no changes in the Company’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

A discussion of the Company’s policies with respect to legal proceedings is included in the management’s discussion and analysis and our legal proceedings and other loss contingencies are described in Note 19 of the condensed consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the shares repurchased by Medtronic during the first quarter of fiscal year 2011:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
5/1/10-5/28/10	15,301,589	$41.82	15,301,589	35,530,064
5/29/10-7/2/10	—	—	—	35,530,064
7/3/10-7/30/10	—	—	—	35,530,064
Total	15,301,589	$41.82	15,301,589	35,530,064

(1)

In June 2009, the Company’s Board of Directors authorized the repurchase of 60 million shares of the Company’s stock. As authorized by the Board of Directors our program expires when its total number of authorized shares has been repurchased.

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

Medtronic, Inc.
(Registrant)

Date: September 8, 2010	/s/ William A. Hawkins
William A. Hawkins
Chairman and Chief Executive Officer

Date: September 8, 2010	/s/ Gary L. Ellis
Gary L. Ellis
Senior Vice President and
Chief Financial Officer