Form 10-Q/A
period 2010-07-30
MEDTRONIC INC
filed 2010-09-24
CIK 64670

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

Explanatory Note

      The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended July 30, 2010 (the Form 10-Q), is to file Exhibit 101 to the Form 10-Q. Exhibit 101 consists of the following materials from Medtronic, Inc.’s Form 10-Q for the period ended July 30, 2010, filed with the Securities and Exchange Commission (SEC) on September 8, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited Condensed Consolidated Balance Sheets; (ii) the unaudited Condensed Consolidated Statements of Earnings; (iii) the unaudited Condensed Consolidated Statements of Cash Flows; and (iv) the unaudited Notes to the Condensed Consolidated Financial Statements.

      This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

      Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

(a)	Exhibits

	12.1*	Medtronic, Inc. Computation of Ratio of Earnings to Fixed Charges.

	31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS**	XBRL Instance Document

	101.SCH**	XBRL Schema Document

	101.CAL**	XBRL Calculation Linkbase Document

	101.DEF**	XBRL Definition Linkbase Document

	101.LAB**	XBRL Label Linkbase Document

	101.PRE**	XBRL Presentation Linkbase Document

*	Previously filed or furnished, as applicable, with our Form 10-Q as filed on September 8, 2010

**	Furnished with this Form 10-Q/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medtronic, Inc.
(Registrant)

Date: September 24, 2010	/s/ William A. Hawkins
William A. Hawkins
Chairman and Chief Executive Officer

Date: September 24, 2010	/s/ Gary L. Ellis
Gary L. Ellis
Senior Vice President and
Chief Financial Officer