Form 10-Q
period 2010-10-29
MEDTRONIC INC
filed 2010-12-08
CIK 64670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2010

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
Yes   ☐     No   ☒

Shares of common stock, $.10 par value, outstanding on December 3, 2010: 1,073,476,111

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended		Six months ended
	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
	(in millions, except per share data)
Net sales	$3,903	$3,838	$7,677	$7,771

Costs and expenses:
Cost of products sold	961	922	1,855	1,888
Research and development expense	373	369	743	739
Selling, general, and administrative expense	1,371	1,323	2,705	2,691
Restructuring charges	—	—	—	62
Certain litigation charges, net	279	(70)	279	374
Purchased in-process research and development (IPR&D) and certain acquisition-related costs	24	—	39	—
Other expense, net	76	130	123	224
Interest expense, net	67	54	141	121
Total costs and expenses	3,151	2,728	5,885	6,099

Earnings before income taxes	752	1,110	1,792	1,672

Provision for income taxes	186	242	396	358

Net earnings	$566	$868	$1,396	$1,314

Basic earnings per share	$0.52	$0.78	$1.29	$1.18
Diluted earnings per share	$0.52	$0.78	$1.28	$1.18

Basic weighted average shares outstanding	1,080.1	1,106.8	1,083.1	1,109.7
Diluted weighted average shares outstanding	1,083.7	1,109.2	1,086.7	1,111.9

Cash dividends declared per common share	$0.225	$0.205	$0.450	$0.410

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 29, 2010	April 30, 2010
	(in millions, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$1,256	$1,400
Short-term investments	2,288	2,375
Accounts receivable, less allowances of $73 and $67, respectively	3,453	3,335
Inventories	1,635	1,481
Deferred tax assets, net	681	544
Prepaid expenses and other current assets	581	704

Total current assets	9,894	9,839

Property, plant, and equipment	5,586	5,358
Accumulated depreciation	(3,128)	(2,937)
Property, plant, and equipment, net	2,458	2,421

Goodwill	8,624	8,391
Other intangible assets, net	2,573	2,559
Long-term investments	5,448	4,632
Other assets	314	248

Total assets	$29,311	$28,090

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$3,417	$2,575
Accounts payable	438	420
Accrued compensation	707	1,001
Accrued income taxes	163	235
Other accrued expenses	1,170	890

Total current liabilities	5,895	5,121

Long-term debt	7,148	6,944
Long-term accrued compensation and retirement benefits	507	516
Long-term accrued income taxes	634	595
Long-term deferred tax liabilities, net	6	89
Other long-term liabilities	296	196

Total liabilities	14,486	13,461

Commitments and contingencies (Notes 3 and 19)	—	—

Shareholders’ equity:
Preferred stock— par value $1.00	—	—
Common stock— par value $0.10	108	110
Retained earnings	15,114	14,826
Accumulated other comprehensive loss	(397)	(307)

Total shareholders’ equity	14,825	14,629

Total liabilities and shareholders’ equity	$29,311	$28,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	October 29, 2010	October 30, 2009
	(in millions)
Operating Activities:
Net earnings	$1,396	$1,314
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	402	372
Amortization of discount on senior convertible notes	86	84
IPR&D charges	15	—
Provision for doubtful accounts	18	19
Deferred income taxes	(77)	143
Stock-based compensation	104	128
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(72)	(89)
Inventories	(108)	(15)
Accounts payable and accrued liabilities	(429)	(74)
Other operating assets and liabilities	94	89
Certain litigation charges, net	279	374
Certain litigation payments	(5)	(939)

Net cash provided by operating activities	1,703	1,406

Investing Activities:
Acquisitions, net of cash acquired	(452)	—
Purchase of intellectual property	(17)	(40)
Additions to property, plant, and equipment	(258)	(279)
Purchases of marketable securities	(3,425)	(2,916)
Sales and maturities of marketable securities	2,793	1,745
Other investing activities, net	(80)	(88)

Net cash used in investing activities	(1,439)	(1,578)

Financing Activities:
Change in short-term borrowings, net	1,181	618
Payments on long-term debt	(402)	(6)
Dividends to shareholders	(488)	(455)
Issuance of common stock	42	103
Repurchase of common stock	(760)	(609)

Net cash used in financing activities	(427)	(349)

Effect of exchange rate changes on cash and cash equivalents	19	76

Net change in cash and cash equivalents	(144)	(445)

Cash and cash equivalents at beginning of period	1,400	1,271

Cash and cash equivalents at end of period	$1,256	$826

Supplemental Cash Flow Information
Income taxes paid	$552	$193
Interest paid	219	181

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

The Company’s fiscal years 2011, 2010, and 2009 will end or ended on April 29, 2011, April 30, 2010, and April 24, 2009, respectively. The six months ended October 29, 2010 contained twenty-six weeks, one fewer week than the comparable prior year period.

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

Note 3 – Acquisitions, IPR&D, and Certain Acquisition-Related Costs

Pending Acquisition

On November 22, 2010, the Company entered into a merger agreement to acquire privately-held Ardian, Inc. (Ardian). The Company had previously invested in Ardian and currently holds an 11 percent ownership position. Ardian develops catheter-based therapies to treat uncontrolled hypertension and related conditions. Under the terms of the agreement, the transaction provides for an aggregate purchase price of $800 million ($710 million, given the Company’s current pro-rata share in Ardian) upfront, plus potential future commercial milestone payments equal to the annual revenue growth beginning in fiscal year 2012 through the end of the Company’s fiscal year 2015.

Subsequent Acquisition

On November 16, 2010, the Company acquired Osteotech, Inc. (Osteotech). Osteotech develops innovative biologic products for regenerative medicine. Under the terms of the agreement, Osteotech shareholders received $6.50 per share in cash for each share of Osteotech common stock that they owned. See Note 21 for additional information.

Acquisitions

In September 2010, the Company acquired a developer of vascular suturing products used in connection with cardiovascular and vascular procedures that require a puncture or incision to the artery. The terms of the transaction included an upfront payment of $15 million and additional payments of up to $10 million contingent upon achievement of certain milestones. Total consideration for the transaction was valued at approximately $21 million, which includes the estimated fair value of additional milestone based contingent consideration of $6 million.

In August 2010, the Company acquired ATS Medical, Inc. (ATS Medical). ATS Medical is a leading developer, manufacturer, and marketer of products and services focused on cardiac surgery, including heart valves and surgical cryoablation technology. Under the terms of the agreement, ATS Medical shareholders received $4.00 per share in cash for each share of ATS Medical common stock that they owned. Total consideration for the transaction was $394 million which includes the assumption of existing ATS Medical debt of $30 million and acquired contingent consideration of $10 million. In connection with the acquisition, the Company acquired $101 million of technology-based intangible assets that had an estimated useful life of 11 years at the time of acquisition, $6 million of IPR&D, $71 million of net tangible assets, and $216 million of goodwill. The value attributable to IPR&D has been capitalized as an indefinite-lived intangible asset. Goodwill is not deductible for tax purposes.

In connection with the ATS Medical acquisition, the Company began to assess and formulate a plan for the elimination of duplicative positions and the termination of certain contractual obligations. As a result, the Company incurred approximately $24 million of certain acquisition-related costs, which include acquisition-related legal fees and severance costs, change in control costs, and contract termination costs in the three months ended October 29, 2010 which were classified as IPR&D and certain acquisition-related costs.

The Company has accounted for the acquisition of ATS Medical as a business combination. Under business combination accounting, the assets and liabilities of ATS Medical were recorded as of the acquisition date, at their respective fair values, and consolidated with the Company. The preliminary purchase price allocation is based on estimates of the fair value of assets acquired and liabilities assumed. The purchase price has been allocated as follows:

(in millions)
Current assets	$51
Property, plant, and equipment	7
IPR&D	6
Other intangible assets	101
Goodwill	216
Long-term deferred tax assets	27
Total assets acquired	408

Current liabilities	13
Long-term deferred tax liabilities	1
Total liabilities assumed	14
Net assets acquired	$394

In June 2010, the Company acquired substantially all of the assets of Axon Surgical (Axon), a privately held company. Prior to the acquisition, the Company distributed a large portion of Axon’s product. The agreement will allow the Company to bring to market the next generation of surgeon-directed and professionally supported spinal neuromonitoring technology and expand the availability of this technology. Total consideration for the transaction, net of cash acquired, was $62 million, which includes the settlement of existing Axon debt. In connection with the acquisition of Axon, the Company acquired $41 million of technology-based intangible assets that had an estimated useful life of 10 years at the time of acquisition, $5 million of tangible assets, and $16 million of goodwill. Goodwill is deductible for tax purposes.

In August 2009, the Company acquired certain intangible assets related to the distribution of coronary products within the CardioVascular Japan business. In connection with the acquisition, the Company recorded $29 million of intangible assets with an estimated useful life of five years.

The pro forma impact of the above acquisitions were not significant, individually or in the aggregate, to the Company’s results for the three and six months ended October 29, 2010.

IPR&D Charges

During the six months ended October 29, 2010, the Company incurred a $15 million IPR&D charge related to a milestone payment under the existing terms of a royalty bearing, non-exclusive patent cross-licensing agreement with NeuroPace, Inc. Product commercialization related to this technology had not yet been achieved. As a result, in accordance with authoritative guidance the payment was immediately expensed as IPR&D since technological feasibility had not yet been reached and such technology has no future alternative use.

During the three and six months ended October 30, 2009, the Company did not incur any IPR&D charges.

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

At October 29, 2010, the estimated maximum potential amount of undiscounted future contingent consideration that the Company is expected to make associated with all completed business combinations or purchases of intellectual property prior to April 24, 2009 was approximately $337 million. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2011 to 2016 in order for the consideration to be paid.

The fair value of contingent milestone payments associated with acquisitions subsequent to April 24, 2009 were remeasured as of October 29, 2010 at $136 million and are reflected in other long-term liabilities in the condensed consolidated balance sheets. The balance increased by approximately $16 million from the first quarter of fiscal year 2011 as a result of the acquisitions that closed during the period. The change in fair value was not material for the three and six months ended October 29, 2010 and is reflected as an expense in the condensed consolidated statement of earnings.

Note 4 – Certain Litigation Charges, Net

The Company classifies material litigation reserves and gains recognized as certain litigation charges, net.

During the three months ended October 29, 2010, the Company recorded certain litigation charges, net of $279 million, which relates primarily to a settlement involving the Sprint Fidelis family of defibrillation leads and an accounting charge for Other Matters litigation. The Sprint Fidelis settlement relates to the resolution of certain outstanding product litigation related to the Sprint Fidelis family of defibrillation leads that were subject to a field action announced October 15, 2007. The terms of the agreement stipulate that, if Medtronic elects not to cancel the agreement, it will pay plaintiffs to settle substantially all pending U.S. lawsuits and claims, subject to certain conditions. See Note 19 for additional information.

During the first quarter of fiscal year 2011, there were no certain litigation charges, net.

During the first quarter of fiscal year 2010, the Company recorded certain litigation charges, net of $444 million related to the global resolution of all outstanding intellectual property litigation with Abbott Laboratories (Abbott). The terms of the agreement stipulate that neither party will sue the other in the field of coronary stent and stent delivery systems for a period of at least 10 years, subject to certain conditions. Both parties also agreed to a cross-license of the disputed patents within the defined field. The $444 million settlement amount included a $400 million payment made to Abbott and a $42 million success payment made to evYsio Medical Devices, LLC (evYsio). In addition, a $2 million payment was made to evYsio in connection with an amendment to the parties’ existing agreements in order to expand the scope of the definition of the license field from evYsio.

During the second quarter of fiscal year 2010, the Company recorded a certain litigation gain of $70 million related to the resolution of outstanding patent litigation with W.L. Gore & Associates, Inc. (Gore) for selected patents in Medtronic’s Jervis and Wiktor patent families. The terms of the agreement stipulate that neither party will sue the other in the defined field of use, subject to certain conditions. Medtronic granted Gore a worldwide, irrevocable, non-exclusive license in the defined field of use. In addition and subject to certain conditions, Gore will pay the Company quarterly payments that began in January 2010 through the fiscal quarter ending October 2018.

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

During the three and six months ended October 29, 2010, the Company did not incur any restructuring charges.

In connection with the fiscal year 2009 initiative, as of the end of the first quarter of fiscal year 2010, the Company had identified approximately 1,500 positions for elimination which were achieved through early retirement packages offered to employees, voluntary separation, and involuntary separation. As of July 30, 2010, the fiscal year 2009 initiative was substantially complete.

A summary of the activity related to the fiscal year 2009 initiative is presented below:

	Fiscal Year 2009 Initiative
(in millions)	Employee Termination Costs	Asset Write-downs	Total
Balance as of April 25, 2008	$—	$—	$—
Restructuring charges	29	5	34
Payments/write-downs	(1)	(5)	(6)
Balance as of April 24, 2009	$28	$—	$28
Restructuring charges	53	10	63
Reversal of excess accrual	(12)	—	(12)
Payments	(64)	(10)	(74)
Balance as of April 30, 2010	$5	$—	$5
Payments/write-downs	(5)	—	(5)
Balance as of July 30, 2010	$—	$—	$—

Note 6 – Investments

The Company invests in short-term and long-term investments, which consists primarily of marketable debt and equity securities.

Information regarding the Company’s short-term and long-term investments as of October 29, 2010 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$2,281	$31	$(6)	$2,306
Auction rate securities	194	—	(51)	143
Mortgage backed securities	795	11	(11)	795
U.S. government and agency securities	2,952	38	—	2,990
Foreign government and agency securities	213	3	—	216
Certificates of deposit	330	—	—	330
Other asset backed securities	318	2	(3)	317
Marketable equity securities	1	2	—	3
Trading securities:
Exchange-traded funds	33	2	—	35
Cost method, equity method, and other investments	601	—	—	601
Total short-term and long-term investments	$7,718	$89	$(71)	$7,736

Information regarding the Company’s short-term and long-term investments as of April 30, 2010 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$2,130	$16	$(12)	$2,134
Auction rate securities	194	—	(52)	142
Mortgage backed securities	724	8	(15)	717
U.S. government and agency securities	2,745	9	(1)	2,753
Foreign government and agency securities	118	1	—	119
Certificates of deposit	256	—	—	256
Other asset backed securities	315	1	(3)	313
Marketable equity securities	1	—	—	1
Trading securities:
Exchange-traded funds	29	1	—	30
Cost method, equity method, and other investments	542	—	—	542
Total short-term and long-term investments	$7,054	$36	$(83)	$7,007

Information regarding the Company’s available-for-sale and trading securities as of October 29, 2010 and April 30, 2010 is as follows:

	October 29, 2010		April 30, 2010
(in millions)	Short-term	Long-term	Short-term	Long-term
Available-for-sale securities	$2,288	$4,812	$2,375	$4,060
Trading securities	—	35	—	30
Total investments	$2,288	$4,847	$2,375	$4,090

The following table shows the gross unrealized losses and fair values of the Company’s available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category:

	October 29, 2010
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$480	$—	$26	$(6)
Auction rate securities	—	—	143	(51)
Mortgage backed securities	170	(1)	76	(10)
Other asset backed securities	67	—	9	(3)
Total short-term and long-term investments	$717	$(1)	$254	$(70)

	April 30, 2010
	Less than 12 months		More than 12 months

(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$890	$(3)	$39	$(9)
Auction rate securities	—	—	142	(52)
Mortgage backed securities	97	—	92	(15)
U.S. government and agency securities	853	(1)	—	—
Other asset backed securities	95	(1)	19	(2)
Total short-term and long-term investments	$1,935	$(5)	$292	$(78)

The Company’s investments in marketable debt securities detailed above are classified and accounted for as available-for-sale and include corporate debt securities, and mortgage backed and other asset backed securities including auction rate securities. At October 29, 2010, the Company concluded that the unrealized losses associated with the remaining securities were not other-than-temporary as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of the amortized cost.

Activity related to the Company’s short-term and long-term investment portfolio is as follows:

	Three months ended
	October 29, 2010		October 30, 2009
(in millions)	Debt (a)	Equity (b)	Debt (a)	Equity (b)
Proceeds from sales	$1,609	$—	$885	$—
Gross realized gains	$10	$—	$13	$—
Gross realized losses	$(3)	$—	$(2)	$—
Impairment losses recognized	$(2)	$(2)	$(3)	$—

	Six months ended
	October 29, 2010		October 30, 2009
	Debt (a)	Equity (b)	Debt (a)	Equity (b)
Proceeds from sales	$2,793	$—	$1,745	$—
Gross realized gains	$17	$—	$27	$—
Gross realized losses	$(7)	$—	$(3)	$—
Impairment losses recognized	$(5)	$(5)	$(10)	$(3)

(a)	Includes available-for-sale debt securities.
(b)	Includes marketable equity securities, cost method, equity method, exchange-traded funds, and other investments.

The total other-than-temporary impairment losses on available-for-sale debt securities for the three and six months ended October 29, 2010 were $8 million and $17 million, respectively, of which $6 million and $12 million, respectively, were recognized in other comprehensive income resulting in $2 million and $5 million, respectively, of charges being recognized in earnings. The total other-than-temporary impairment losses on available-for-sale debt securities for the three and six months ended October 30, 2009 were $15 million and $27 million, respectively, of which $12 million and $17 million, respectively, were recognized in other comprehensive income resulting in $3 million and $10 million, respectively, of charges being recognized in earnings. These charges relate to credit losses on certain mortgage backed securities and auction rate securities. The amount of credit losses represents the difference between the present value of cash flows expected to be collected on these securities and the amortized cost. Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which invested, the Company believes it has recorded all necessary other-than-temporary impairments as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell before recovery of the amortized cost. For additional discussion, see the “Liquidity and Capital Resources” section of management’s discussion and analysis.

The following table shows the credit loss portion of other-than-temporary impairments on debt securities held by the Company as of the dates indicated and the corresponding changes in such amounts:

(in millions)
Balance as of April 30, 2010	$17
Additional credit losses recognized on securities previously impaired	2
Credit losses recognized on securities previously not impaired	1
Reductions for securities sold during the period	(1)
Balance as of July 30, 2010	$19
Additional credit losses recognized on securities previously impaired	1
Credit losses recognized on securities previously not impaired	1
Balance as of October 29, 2010	$21

The October 29, 2010 balance of available-for-sale debt securities by contractual maturity is shown in the following table at fair value. Within the table, maturities of mortgage backed securities have been allocated based upon timing of estimated cash flows, assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	October 29, 2010
Due in one year or less	$2,543
Due after one year through five years	4,267
Due after five years through ten years	133
Due after ten years	154
Total debt securities	$7,097

As of October 29, 2010 and April 30, 2010, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method was $601 million and $542 million, respectively. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value as of October 29, 2010	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$2,306	$2	$2,287	$17
Auction rate securities	143	—	—	143
Mortgage backed securities	795	—	759	36
U.S. government and agency securities	2,990	1,141	1,849	—
Foreign government and agency securities	216	—	216	—
Certificates of deposit	330	—	330	—
Other asset backed securities	317	—	311	6
Marketable equity securities	3	3	—	—
Exchange-traded funds	35	35	—	—
Derivative assets	305	110	195	—
Total assets	$7,440	$1,291	$5,947	$202

Liabilities:
Derivative liabilities	$218	$218	$—	$—
Total liabilities	$218	$218	$—	$—

	Fair Value as of April 30, 2010	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$2,134	$—	$2,118	$16
Auction rate securities	142	—	—	142
Mortgage backed securities	717	—	678	39
U.S. government and agency securities	2,753	782	1,971	—
Foreign government and agency securities	119	—	119	—
Certificates of deposit	256	—	256	—
Other asset backed securities	313	—	297	16
Marketable equity securities	1	1	—	—
Exchange-traded funds	30	30	—	—
Derivative assets	296	265	31	—
Total assets	$6,761	$1,078	$5,470	$213

Liabilities:
Derivative liabilities	$47	$47	$—	$—
Total liabilities	$47	$47	$—	$—

Valuation Techniques

Financial assets that are classified as Level 1 securities include highly liquid government bonds within the U.S. government and agency securities, marketable equity securities, and exchange-traded funds for which quoted market prices are available. In addition, the Company has determined that foreign currency forward contracts will be included in Level 1 as these are valued using quoted market prices in active markets which have identical assets or liabilities.

The valuation for most fixed maturity securities are classified as Level 2. Financial assets that are classified as Level 2 include corporate debt securities, U.S. government and agency securities, foreign government and agency securities, certificates of deposit, other asset backed securities, and certain mortgage backed securities whose value is determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, the Company determined that interest rate swaps will be included in Level 2 as the Company uses inputs other than quoted prices that are observable for the asset. The Level 2 derivative positions are primarily valued using standard calculations and models that use readily observable market data as their basis.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain corporate debt securities, auction rate securities, certain mortgage backed securities, and certain other asset backed securities for which there was a decrease in the observability of market pricing for these investments. At October 29, 2010, these securities were valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing, and amount of expected future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1 and Level 2 during the three and six months ended October 29, 2010 or October 30, 2009. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

	Three months ended
(in millions)	October 29, 2010	October 30, 2009
Beginning Balance	$198	$224
Total realized losses and other-than-temporary impairment losses included in earnings	(2)	(2)
Total unrealized gains/(losses) included in other comprehensive income	9	(1)
Net purchases, issuances, and settlements	(3)	(3)
Ending Balance	$202	$218

	Six months ended
(in millions)	October 29, 2010	October 30, 2009
Beginning Balance	$213	$205
Total realized losses and other-than-temporary impairment losses included in earnings	(4)	(6)
Total unrealized gains included in other comprehensive income	7	44
Net purchases, issuances and settlements	(14)	(25)
Ending Balance	$202	$218

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. There were no indicators of impairment as of October 29, 2010. With the exception of the property, plant, and equipment impairment charges recorded in the first quarter of fiscal year 2010 as part of the Company’s fiscal year 2009 and global realignment restructuring reserves of $8 million, no impairments were recognized as of October 30, 2009.

The Company holds investments in equity and other securities that are accounted for using the cost or equity method, which are classified as long-term investments in the condensed consolidated balance sheets. The aggregate carrying amount of these investments approximated $601 million as of October 29, 2010 and $542 million as of April 30, 2010. These cost or equity method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s cost or equity method investments is not estimated if there are no identified events or changes in circumstance that may have a significant adverse effect on the fair value of these investments. During the three months ended October 29, 2010 and October 30, 2009, the Company determined that the fair values of certain cost method investments were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $2 million and $5 million in impairment charges during the three and six months ended October 29, 2010, respectively, and $3 million during the six months ended October 30, 2009. No impairment charges were recognized during the three months ended October 30, 2009. The impairment charges related to the cost method investments were recorded in other expense, net in the condensed consolidated statement of earnings. These investments fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value, as the investments are privately held entities without quoted market prices. To determine the fair value of these investments, the Company used all pertinent financial information that was available related to the entities, including financial statements and market participant valuations from recent and proposed financing offerings.

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company’s long-term debt, including the short-term portion, at October 29, 2010 was $9.819 billion compared to a carrying value of $9.309 billion, and at April 30, 2010 was $10.047 billion compared to a carrying value of $9.711 billion. Fair value was estimated using quoted market prices for the same or similar instruments. The fair values and carrying values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

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

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. This authoritative guidance provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and classified in shareholders’ equity or whether it should be bifurcated and classified as a separate asset or liability and marked-to-market through earnings. The Company adopted this authoritative guidance in the first quarter of fiscal year 2010. In applying this guidance, the Company concluded that the purchased call options and sold warrants were indexed to its own stock and should continue to be classified in shareholders’ equity; thus consistent with prior periods, the existing guidance for accounting for derivative financial instruments indexed to and potentially settled in, a company’s own stock would still apply.

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

The following table provides equity and debt information for the Senior Convertible Notes under the convertible debt guidance.

	2011 Senior Convertible Notes		2013 Senior Convertible Notes
(in millions)	October 29, 2010	April 30, 2010	October 29, 2010	April 30, 2010
Carrying amount of the equity component	$420	$420	$547	$547

Principal amount of the Senior Convertible Notes	$2,200	$2,200	$2,200	$2,200
Unamortized discount	(44)	(90)	(218)	(259)
Net carrying amount	$2,156	$2,110	$1,982	$1,941

As of October 29, 2010, the unamortized balance of the debt discount will be amortized over the remaining life of the Senior Convertible Notes, which is approximately six months for the 2011 Senior Convertible Notes and approximately two years and six months for the 2013 Senior Convertible Notes. The following table provides interest rate and interest expense amounts related to the Senior Convertible Notes.

	2011 Senior Convertible Notes		2013 Senior Convertible Notes
	Three months ended		Three months ended
(in millions, except interest rate)	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Effective interest rate	5.97%	5.97%	6.03%	6.03%
Interest cost related to contractual interest coupon	$8	$8	$9	$9
Interest cost related to amortization of the discount	$23	$22	$20	$19

	2011 Senior Convertible Notes		2013 Senior Convertible Notes
	Six months ended		Six months ended
(in millions, except interest rate)	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Effective interest rate	5.97%	5.97%	6.03%	6.03%
Interest cost related to contractual interest coupon	$16	$17	$18	$19
Interest cost related to amortization of the discount	$46	$45	$40	$40

Senior Notes

In March 2010, the Company issued three tranches of Senior Notes (collectively, the 2010 Senior Notes) with the aggregate face value of $3.000 billion. The first tranche consisted of $1.250 billion of 3.000 percent Senior Notes due 2015, the second tranche consisted of $1.250 billion of 4.450 percent Senior Notes due 2020, and the third tranche consisted of $500 million of 5.550 percent Senior Notes due 2040. All three tranches were issued at a discount which resulted in an effective interest rate of 3.002 percent, 4.470 percent, and 5.564 percent, respectively. Interest on each series of the 2010 Senior Notes is payable semi-annually, on March 15 and September 15 of each year, commencing September 15, 2010. The 2010 Senior Notes are unsecured senior obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the 2010 Senior Notes were issued contain customary covenants, all of which the Company remains in compliance with as of October 29, 2010. The Company used the net proceeds from the sale of the 2010 Senior Notes for working capital and general corporate uses, which may include repayment of its indebtedness that matures in fiscal year 2011. This indebtedness includes the $2.200 billion of 1.500 percent Senior Convertible Notes due in April 2011.

In March 2009, the Company issued three tranches of Senior Notes (collectively, the 2009 Senior Notes) with the aggregate face value of $1.250 billion. The first tranche consisted of $550 million of 4.500 percent Senior Notes due 2014, the second tranche consisted of $400 million of 5.600 percent Senior Notes due 2019, and the third tranche consisted of $300 million of 6.500 percent Senior Notes due 2039. The first tranche was issued at par, the second tranche was issued at a discount, which resulted in an effective interest rate of 5.609 percent, and the third tranche was issued at a discount, which resulted in an effective interest rate of 6.519 percent. Interest on each series of 2009 Senior Notes is payable semi-annually, on March 15 and September 15 of each year. The 2009 Senior Notes are unsecured senior obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the 2009 Senior Notes were issued contain customary covenants, all of which the Company remained in compliance with as of October 29, 2010. The Company used the net proceeds from the sale of the 2009 Senior Notes for repayment of a portion of its commercial paper and for general corporate uses.

In September 2005, the Company issued two tranches of Senior Notes (collectively, the 2005 Senior Notes) with the aggregate face value of $1.000 billion. The first tranche consisted of $400 million of 4.375 percent that was repaid in September 2010 and the second tranche consisted of $600 million of 4.750 percent Senior Notes due 2015. Each tranche was issued at a discount which resulted in an effective interest rate of 4.433 percent and 4.760 percent for the five and ten year 2005 Senior Notes, respectively. Interest on each series of Senior Notes is payable semi-annually, on March 15 and September 15 of each year. The 2005 Senior Notes are unsecured, unsubordinated obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the 2005 Senior Notes were issued contain customary covenants, all of which the Company remains in compliance with as of October 29, 2010. The Company used the net proceeds from the sale of the 2005 Senior Notes for repayment of a portion of its commercial paper.

As of October 29, 2010, the Company had interest rate swap agreements designated as fair value hedges of underlying fixed rate obligations including the Company’s $1.250 billion 3.000 percent 2010 Senior Notes due 2015, the Company’s $600 million 4.750 percent 2005 Senior Notes due 2015, the Company’s $2.200 billion 1.625 percent Senior Convertible Notes due 2013, and the Company’s $550 million 4.500 percent 2009 Senior Notes due 2014. For additional information regarding the interest rate swap agreements, refer to Note 9.

Contingent Convertible Debentures

As of October 29, 2010 and April 30, 2010, the Company had $15 million remaining in aggregate principal amount of 1.250 percent Contingent Convertible Debentures, Series B due 2021 (the Debentures) outstanding. Interest is payable semi-annually. Each Debenture is convertible into shares of common stock at an initial conversion price of $61.81 per share; however, the Debentures are not convertible before their final maturity unless the closing price of our common stock reaches 110 percent of the conversion price for 20 trading days during a consecutive 30 trading day period. Upon conversion of the Debentures, the Company will pay holders cash equal to the lesser of the principal amount of the Debentures or their conversion value, and shares of the Company’s common stock to the extent the conversion value exceeds the principal amount of the Debentures. The Company may be required to repurchase the remaining Debentures at the option of the holders in September 2011 or 2016. For put options exercised by the holders of the Debentures, the purchase price is equal to the principal amount of the applicable Debenture plus any accrued and unpaid interest thereon to the repurchase date. If the put option is exercised, the Company will pay holders the repurchase price solely in cash. The Company can redeem the Debentures for cash at any time.

Commercial Paper

The Company maintains a commercial paper program that allows the Company to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of October 29, 2010, outstanding commercial paper totaled $950 million. There was no outstanding commercial paper as of April 30, 2010. During the three and six months ended October 29, 2010, the weighted average original maturity of the commercial paper outstanding is approximately 71 days and 55 days, respectively, and the weighted average interest rate is 0.26 percent and 0.25 percent, respectively. The issuance of commercial paper reduces the amount of credit available under the Company’s existing lines of credit.

Bank Borrowings

Bank borrowings consist primarily of borrowings from non-U.S. banks at interest rates considered favorable by management and where natural hedges can be gained for foreign exchange purposes and borrowings from U.S. banks.

Lines of Credit

The Company had existing unsecured lines of credit of approximately $3.236 billion with various banks at October 29, 2010. The existing lines of credit include a five-year $1.750 billion syndicated credit facility dated December 20, 2006 that will expire on December 20, 2011. The credit facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The credit facility provides the Company with the ability to increase its capacity by an additional $500 million at any time during the life of the five-year term of the agreement.

On November 2, 2007, the Company entered into a credit agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. The credit agreement provided a $300 million unsecured revolving credit facility that matured on November 2, 2010, with no outstanding balance as of that date.

In October 2010, certain subsidiaries of the Company entered into a credit agreement with Bank of America which is guaranteed by the Company. The credit agreement provides for a $260 million unsecured revolving credit facility maturing June 2011.

As of October 29, 2010 and April 30, 2010, $1.250 billion and $65 million, respectively, were outstanding on all lines of credit and commercial paper.

Interest rates on these borrowings are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. Facility fees are payable on the credit facilities and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which the Company remains in compliance with as of October 29, 2010.

As of October 29, 2010 and April 30, 2010, the Company had unused credit lines and commercial paper of approximately $2.487 billion and $3.274 billion, respectively.

Note 9 – Derivatives and Foreign Exchange Risk Management

The Company uses operational and economic hedges, as well as forward currency exchange rate derivative contracts and interest rate derivative instruments to manage the impact of currency exchange and interest rate changes on earnings and cash flows. The gross notional amount of all derivative contracts outstanding as of October 29, 2010 and April 30, 2010 was $10.686 billion and $10.095 billion, respectively. In order to reduce the uncertainty of currency exchange rate movements, the Company enters into derivative instruments, primarily forward currency exchange rate contracts, to manage its exposure related to currency exchange rate changes. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets, liabilities, net investments, and probable commitments. At inception of the forward contract, the derivative is designated as either a freestanding derivative, net investment hedge, or cash flow hedge. Principal currencies hedged are the Euro and the Japanese Yen. The Company does not enter into forward currency exchange derivative contracts for speculative purposes. The gross notional amount of these contracts outstanding as of October 29, 2010 and April 30, 2010 was $6.936 billion and $5.495 billion, respectively. The aggregate currency exchange rate gains were $53 million and $16 million for the three months ended October 29, 2010 and October 30, 2009, respectively. The aggregate foreign currency gains were $107 million and $55 million for the six months ended October 29, 2010 and October 30, 2009, respectively. These gains represent the net impact to the condensed consolidated statements of earnings for the derivative instruments presented below offset by remeasurement losses on foreign currency denominated assets and liabilities.

The information that follows explains the various types of derivatives and financial instruments used by the Company, how and why the Company uses such instruments, how such instruments are accounted for, and how such instruments impact the Company’s condensed consolidated balance sheets and statements of earnings.

Freestanding Derivative Forward Contracts

Freestanding derivative forward contracts are used to offset the Company’s exposure to the change in value of certain foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized currently in earnings, thereby offsetting the current earnings effect of the related change in U.S. dollar value of foreign currency denominated assets and liabilities. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts, not designated as hedging instruments, outstanding as of October 29, 2010 and April 30, 2010 was $2.039 billion and $1.839 billion, respectively.

The amount of losses and location of the losses in the condensed consolidated statements of earnings related to derivative instruments not designated as hedging instruments for the three and six months ended October 29, 2010 and October 30, 2009 were as follows:

(in millions)		Three months ended
Derivatives Not Designated as Hedging Instruments	Location	October 29, 2010	October 30, 2009
Foreign currency exchange rate contracts	Other expense, net	$(42)	$(39)

(in millions)		Six months ended
Derivatives Not Designated as Hedging Instruments	Location	October 29, 2010	October 30, 2009
Foreign currency exchange rate contracts	Other expense, net	$(21)	$(134)

Net Investment Hedges

Net investment hedges are used to hedge the long-term investment (equity) in foreign operations. For hedges that meet effectiveness requirements, the net gains/(losses) related to changes in the current exchange rates, or spot rates, are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive loss in the condensed consolidated balance sheets. Net gains/(losses) associated with changes in forward currency exchange rates of the contracts are reflected in other expense, net in the condensed consolidated statements of earnings. Recognition in earnings of amounts previously recorded as a cumulative translation adjustment is limited to circumstances such as complete or substantially complete liquidation of the long-term investment (equity) in foreign operations. The cash flows from these contracts are reported as investing activities in the condensed consolidated statements of cash flows. As of October 29, 2010 and April 30, 2010, there were no open net investment hedge contracts. For the three and six months ended October 29, 2010 and October 30, 2009, there were no reclassifications of the effective portion of net investment hedges out of accumulated other comprehensive loss into income; therefore, since the fourth quarter of fiscal year 2009, $27 million in gains remained in cumulative translation within accumulated other comprehensive loss.

Cash Flow Hedges

Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. No gains or losses relating to ineffectiveness of cash flow hedges were recognized in earnings during the three and six months ended October 29, 2010 and October 30, 2009. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued during the three and six months ended October 29, 2010 and October 30, 2009. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at October 29, 2010 and April 30, 2010 was $4.898 billion and $3.656 billion, respectively, and will mature within the subsequent 42-month period.

The amount of gains/(losses) and location of the gains/(losses) in the condensed consolidated statements of earnings and other comprehensive income (OCI) related to derivative instruments designated as cash flow hedges for the three and six months ended October 29, 2010 and October 30, 2009 are as follows:

Three months ended October 29, 2010
	Gross Losses Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions) Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$(261)	Other expense, net	$16
		Cost of products sold	6
Total	$(261)		$22

Three months ended October 30, 2009
	Gross Losses Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains/(Losses) on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions) Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$(154)	Other expense, net	$(10)
		Cost of products sold	18
Total	$(154)		$8

Six months ended October 29, 2010

	Gross Losses Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions) Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$(336)	Other expense, net	$70
		Cost of products sold	5
Total	$(336)		$75

Six months ended October 30, 2009

	Gross Losses Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions) Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$(494)	Other expense, net	$13
		Cost of products sold	26
Total	$(494)		$39

As of October 29, 2010 and April 30, 2010, the Company had a balance of $(125) million and $91 million in after-tax net unrealized (losses)/gains associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $107 million in losses of this balance will be reclassified into the consolidated statement of earnings over the next twelve months.

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

As of October 29, 2010 and April 30, 2010, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations.

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

Additionally, in March 2010, the Company entered into nine three-year fixed-to-floating interest rate swap agreements with a consolidated notional amount of $2.200 billion. These interest rate swap agreements were designated as fair value hedges of the fixed interest rate obligation under the Company’s $2.200 billion 1.625 percent Senior Convertible Notes due 2013. The Company pays variable interest equal to the three-month LIBOR minus 19.70 basis points and it receives a fixed interest rate of 1.625 percent. In July 2010, the Company terminated interest rate swap agreements with a consolidated notional amount of $550 million that were designated as fair value hedges of the fixed interest rate obligation under the Company’s $2.200 billion 1.625 percent Senior Convertible Notes due 2013. At that time, the contracts were in an asset position, resulting in cash receipts of $15 million, which included $3 million of accrued interest. In addition, in August 2010, the Company terminated interest rate swap agreements with a consolidated notional amount of $300 million that were designated as fair value hedges of the fixed interest rate obligation under the Company’s $2.200 billion 1.625 percent Senior Convertible Notes due 2013. At that time, the contracts were in an asset position, resulting in cash receipts of $9 million, which included $2 million of accrued interest. The gain from terminating the interest rate swap agreements increased the outstanding balance of the Senior Convertible Notes and is being amortized as a reduction of interest expense over the remaining life of the Senior Convertible Notes. The cash flows from the termination of these interest rate swap agreements have been reported as operating activities in the condensed consolidated statement of cash flows.

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

The market value of these interest rate swap agreements was a $195 million unrealized gain and the market value of the hedged item was a $197 million unrealized loss at October 29, 2010 which were recorded in other assets with the offset recorded in long-term debt in the condensed consolidated balance sheet. Hedge ineffectiveness was not material for the three months ended October 29, 2010. Hedge ineffectiveness was $2 million for the six months ended October 29, 2010 which was recorded as an increase in interest expense, net in the condensed consolidated statement of earnings. The gross notional amount of these contracts, designated as fair value hedges outstanding at October 29, 2010 was $3.750 billion.

During the three and six months ended October 30, 2009, the Company did not have any ineffective fair value hedging instruments. In addition, the Company did not recognize any gains or losses during the three and six months ended October 29, 2010 and October 30, 2009 on firm commitments that no longer qualify as fair value hedges.

Balance Sheet Presentation

The following table summarizes the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheet as of October 29, 2010 and April 30, 2010. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not, and are further segregated by type of contract within those two categories.

October 29, 2010

	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign currency exchange contracts	Prepaid expenses and other current assets	$91	Other accrued expenses	$139
Interest rate contracts	Other assets	195
Foreign currency exchange contracts	Other assets	19	Other long-term liabilities	76
Total derivatives designated as hedging instruments		$305		$215

Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Prepaid expenses and other current assets	$—	Other accrued expenses	$3
Total derivatives not designated as hedging instruments		$—		$3

Total derivatives		$305		$218

April 30, 2010

	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$198	Other accrued expenses	$44
Interest rate contracts	Other assets	31
Foreign currency exchange rate contracts	Other assets	65	Other long-term liabilities	2
Total derivatives designated as hedging instruments		$294		$46

Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$2	Other accrued expenses	$1
Total derivatives not designated as hedging instruments		$2		$1

Total derivatives		$296		$47

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of interest-bearing investments, forward exchange derivative contracts, and trade accounts receivable.

The Company maintains cash and cash equivalents, investments, and certain other financial instruments (including forward exchange contracts) with various major financial institutions. The Company performs periodic evaluations of the relative credit standings of these financial institutions and limits the amount of credit exposure with any one institution. In addition, the Company has collateral credit agreements with its primary derivatives counterparties. Under these agreements either party is required to post eligible collateral when the market value of transactions covered by the agreement exceeds specific thresholds, thus limiting credit exposure for both parties. As of October 29, 2010 there was no collateral pledged or received as the specific thresholds set forth in the agreements were not exceeded for either party. As of April 30, 2010, the Company had received cash collateral of $123 million from its counterparty. The collateral primarily supports the approximate fair value of the Company’s derivative contracts. The collateral received obligation was recorded as an increase in cash and cash equivalents with the offset recorded as an increase in other accrued expenses on the consolidated balance sheets.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. However, a significant amount of trade receivables are with national healthcare systems in many countries. In light of the current economic state of many foreign countries, the Company continues to monitor their creditworthiness. Although the Company does not currently foresee a significant credit risk associated with these receivables, repayment is dependent upon the financial stability of the economies of those countries. As of October 29, 2010 and April 30, 2010, no customer represented more than 10 percent of the outstanding accounts receivable.

Note 10 – Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

(in millions)	October 29, 2010	April 30, 2010
Finished goods	$995	$896
Work in process	299	269
Raw materials	341	316
Total	$1,635	$1,481

Note 11 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended October 29, 2010 are as follows:

(in millions)	Cardiac and Vascular Group	Restorative Therapies Group	Total
Balance as of April 30, 2010	$1,588	$6,803	$8,391
Goodwill as a result of acquisitions	223	16	239
Purchase accounting adjustments, net	(16)	1	(15)
Currency adjustment, net	(4)	13	9
Balance as of October 29, 2010	$1,791	$6,833	$8,624

Intangible assets, excluding goodwill, as of October 29, 2010 and April 30, 2010 are as follows:

(in millions)	Purchased Technology and Patents	Trademarks and Tradenames	Acquired IPR&D	Other	Total
Amortizable intangible assets as of October 29, 2010:
Original cost	$3,444	$373	$139	$185	$4,141
Accumulated amortization	(1,179)	(272)	—	(117)	(1,568)
Carrying value	$2,265	$101	$139	$68	$2,573

Amortizable intangible assets as of April 30, 2010:
Original cost	$3,300	$373	$114	$252	$4,039
Accumulated amortization	(1,040)	(254)	—	(186)	(1,480)
Carrying value	$2,260	$119	$114	$66	$2,559

Amortization expense for the three and six months ended October 29, 2010 was $85 million and $167 million, respectively, and for the three and six months ended October 30, 2009 was $80 million and $158 million, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets is as follows:

(in millions) Fiscal Year	Amortization Expense
Remaining 2011	$172
2012	319
2013	302
2014	292
2015	277
Thereafter	1,072
$2,434

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

Changes in the Company’s product warranties during the six months ended October 29, 2010 and October 30, 2009 consisted of the following:

	Six months ended
(in millions)	October 29, 2010	October 30, 2009
Balance at the beginning of the period	$45	$35
Warranty claims provision	15	25
Settlements made	(14)	(21)
Balance at the end of the period	$46	$39

Note 13 – Interest Expense, Net

Interest income and interest expense for the three and six months ended October 29, 2010 and October 30, 2009 are as follows:

	Three months ended		Six months ended
(in millions)	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Interest income	$(46)	$(39)	$(79)	$(77)
Interest expense	113	93	220	198
Interest expense, net	$67	$54	$141	$121

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

Note 14 – Income Taxes

During the three months ended October 29, 2010, the Company recorded a $35 million net benefit associated with foreign dividend distributions and finalization of certain tax returns. In addition to the $35 million tax benefit, the Company recorded a $10 million net benefit associated with foreign dividend distributions, finalization of certain tax returns, and changes to uncertain tax position reserves during the six months ended October 29, 2010. These tax adjustments are operational in nature and are recorded in provision for income taxes on the condensed consolidated statement of earnings.

During the six months ended October 29, 2010, the Company’s gross unrecognized tax benefits increased from $538 million to $562 million. In addition, the Company has accrued interest and penalties of $109 million as of October 29, 2010. If all of the Company’s unrecognized tax benefits were recognized, approximately $481 million would impact the Company’s effective tax rate.

The Company and the U.S. Internal Revenue Service (IRS) have been in settlement discussions relating to the IRS audit of fiscal years 1997, 1998, and 1999 and the allocation of income between Medtronic, Inc. and its wholly owned subsidiary in Switzerland. As of the three and six months ended October 29, 2010 no settlement had been reached with the IRS. The Company continued to record the gross unrecognized tax benefit as a long-term liability as it relates to this uncertain tax position and recorded all remaining gross unrecognized tax benefits as a long-term liability as well, as it did not expect significant payments to occur or the total amount of unrecognized tax benefits to change significantly over the next 12 months.

Subsequent to the second quarter of fiscal year 2011, on December 7, 2010, the Company and the IRS reached a settlement with respect to the audits of fiscal years 1997, 1998, and 1999 and the allocation of income between Medtronic, Inc. and its wholly owned subsidiary in Switzerland. At this time the Company is assessing the financial impact based on the terms of the settlement agreement. In order to determine the financial impact, the Company will need to evaluate the resulting impact of certain taxing jurisdictions and associated interest. In accordance with authoritative guidance, the Company anticipates recording a favorable adjustment in the third quarter of fiscal year 2011 to the previously established uncertain tax position liability. This adjustment will reduce the provision for income taxes in the third quarter.

The Company will continue to recognize interest and penalties related to income tax matters in the provision for income taxes in the condensed consolidated statements of earnings and record the liability in the current or long-term accrued income taxes in the condensed consolidated balance sheets, as appropriate.

Other than the resolution of fiscal years 1997, 1998, and 1999 audits with the IRS on December 7, 2010, there were no changes to significant unresolved matters with the IRS or foreign tax authorities from what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010.

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

Presented below is a reconciliation between basic and diluted earnings per share:

	Three months ended		Six months ended
(in millions, except per share data)	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Numerator:
Net earnings	$566	$868	$1,396	$1,314
Denominator:
Basic – weighted average shares outstanding	1,080.1	1,106.8	1,083.1	1,109.7
Effect of dilutive securities:
Employee stock options	0.3	0.6	0.5	0.5
Employee restricted stock units	3.1	1.5	2.9	1.4
Other	0.2	0.3	0.2	0.3
Diluted – weighted average shares outstanding	1,083.7	1,109.2	1,086.7	1,111.9

Basic earnings per share	$0.52	$0.78	$1.29	$1.18
Diluted earnings per share	$0.52	$0.78	$1.28	$1.18

The calculation of weighted average diluted shares outstanding excludes options for approximately 69 million and 62 million common shares for the three and six months ended October 29, 2010, respectively, and approximately 68 million and 70 million for the three and six months ended October 30, 2009, respectively, as the exercise price of those options was greater than the average market price for the period, resulting in an anti-dilutive effect on diluted earnings per share. For the three and six months ended October 29, 2010 and October 30, 2009, common share equivalents related to the Company’s $4.400 billion of Senior Convertible Notes were anti-dilutive as the market price of the Company’s stock was below the conversion price of the Senior Convertible Notes and, therefore, were excluded from the calculation of weighted average diluted shares.

Note 16 – Comprehensive Income and Accumulated Other Comprehensive Loss

In addition to net earnings, comprehensive income includes changes in currency exchange rate translation adjustments (including the change in current exchange rates, or spot rates, of net investment hedges), unrealized gains and losses on currency exchange rate derivative contracts qualifying and designated as cash flow hedges, net changes in retirement obligation funded status, and unrealized gains and losses on available-for-sale marketable securities. Comprehensive income for the three months ended October 29, 2010 and October 30, 2009 was $522 million and $825 million, respectively. Comprehensive income for the six months ended October 29, 2010 and October 30, 2009 was $1.306 billion and $1.266 billion, respectively.

Presented below is a summary of activity for each component of accumulated other comprehensive loss:

(in millions)	Unrealized Gain/(Loss) on Investments	Cumulative Translation Adjustments	Net Change in Retirement Obligations	Unrealized Gain/(Loss) on Foreign Currency Exchange Rate Derivatives	Accumulated Other Comprehensive Loss
Balance as of April 30, 2010	$(30)	$243	$(612)	$91	$(307)
Period Change	21	(25)	8	(49)	(46)
Balance as of July 30, 2010	$(9)	$218	$(604)	$42	$(353)
Period Change	28	95	—	(167)	(44)
Balance October 29, 2010	$19	$313	$(604)	$(125)	$(397)

Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in non-U.S. subsidiaries. The tax benefit on the unrealized loss on foreign exchange rate derivatives for the three and six months ended October 29, 2010 was $93 million and $119 million of benefit, respectively. The tax expense on the unrealized gain on investments for the three and six months ended October 29, 2010 was $16 million and $29 million, respectively. The tax benefit on the net change in retirement obligations was not material for the three and six months ended October 29, 2010.

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

The following table presents the components and classification of stock-based compensation expense recognized for the three and six months ended October 29, 2010 and October 30, 2009:

	Three months ended		Six months ended
(in millions)	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Stock options	$28	$35	$50	$68
Restricted stock awards	24	27	47	51
Employee stock purchase plan	3	4	7	9
Total stock-based compensation expense	$55	$66	$104	$128

Cost of products sold	$6	$8	$12	$15
Research and development expense	14	16	26	31
Selling, general, and administrative expense	35	42	66	82
Total stock-based compensation expense	$55	$66	$104	$128

Income tax benefits	(16)	(20)	(30)	(39)

Total stock-based compensation expense, net of tax	$39	$46	$74	$89

Note 18 – Retirement Benefit Plans

The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans (post-retirement benefits), defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the plans includes the following components for the three and six months ended October 29, 2010 and October 30, 2009:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Three months ended		Three months ended		Three months ended
(in millions)	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Service cost	$22	$15	$9	$7	$5	$3
Interest cost	19	17	6	5	4	4
Expected return on plan assets	(26)	(25)	(6)	(6)	(3)	(2)
Amortization of net actuarial loss	8	1	1	—	1	—
Net periodic benefit cost	23	8	10	6	7	5
Special termination benefits	—	—	—	—	—	—
Total cost for period	$23	$8	$10	$6	$7	$5

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Six months ended		Six months ended		Six months ended
(in millions)	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Service cost	$44	$30	$18	$14	$10	$6
Interest cost	38	34	12	10	8	8
Expected return on plan assets	(52)	(50)	(12)	(12)	(6)	(4)
Amortization of net actuarial loss	16	1	2	—	2	—
Net periodic benefit cost	46	15	20	12	14	10
Special termination benefits	—	7	—	—	—	2
Total cost for period	$46	$22	$20	$12	$14	$12

As a result of the fiscal year 2009 restructuring initiative that began in the fourth quarter of fiscal year 2009, the Company recognized special termination benefits in the six months ended October 30, 2009 related to employees electing to accept early retirement packages provided under the restructuring initiatives. The incremental expense from these special termination benefits is reflected in the table above. See Note 5 for additional information regarding the fiscal year 2009 restructuring initiative.

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

Sprint Fidelis Product Liability Matters

On October 15, 2007, the Company voluntarily suspended worldwide distribution of its Sprint Fidelis (Fidelis) family of defibrillation leads. The leads are used to deliver therapy in patients with ICDs, but are generally not used in pacemaker patients. The U.S. Food and Drug Administration (FDA) subsequently classified the Company’s action as a Class I recall. As of November 1, 2010, approximately 4,000 lawsuits regarding the Fidelis leads have been filed against the Company, including approximately 47 putative class action suits reflecting a total of approximately 9,000 individual personal injury cases. In general, the suits allege claims of product liability, warranty, negligence, unjust enrichment, emotional distress, and consumer protection violations. One lawsuit includes a claim by an individual purporting to act as a surrogate for the Center for Medicare and Medicaid Services, and one lawsuit has been brought by a third-party payor as a putative class action suit. Approximately 2,800 of the lawsuits have been commenced in state court, generally alleging similar causes of action. Of those state court actions, almost all are pending before a single judge in Hennepin County District Court in the state of Minnesota. On October 22, 2009, that court granted, on grounds of federal preemption, Medtronic’s motion to dismiss ten cases that the parties had agreed represented all claims asserted in the cases pending before the Minnesota court. Plaintiffs’ appeal of the dismissals was heard by the Minnesota Court of Appeals on July 14, 2010. The Minnesota appellate court subsequently issued an order staying further proceedings of the appeal. The federal court cases were consolidated for pretrial proceedings before a single federal judge in the U.S. District Court for the District of Minnesota pursuant to the Multi-District Litigation (MDL) rules. On January 5, 2009, the MDL court dismissed with prejudice the master consolidated complaint for individuals and the master consolidated complaint for third-party payors on grounds of federal preemption. On May 12, 2009, the MDL court dismissed with prejudice 229 cases that adopted the master consolidated complaint and stayed all other cases pending further order of the court. On October 15, 2010, the Eighth Circuit Court of Appeals affirmed the dismissal of plaintiffs’ claims.

The Company announced on October 14, 2010 it had entered into an agreement to settle the pending lawsuits as well as certain unfiled claims subject to opt-out rights by both plaintiffs and the Company, including the Company’s right to cancel the agreement. The terms of the agreement stipulate that, if Medtronic elects not to cancel the agreement, it will pay plaintiffs to settle substantially all pending U.S. lawsuits and claims, subject to certain conditions. The Company recorded an expense of $268 million related to probable and reasonably estimated damages under U.S. GAAP in connection with these matters in the second quarter of fiscal year 2011.

In addition, one putative class action has been filed in the Ontario Superior Court of Justice in Canada. On October 20, 2009, that court certified a class proceeding, but denied class certification on plaintiffs’ claim for punitive damages, which the plaintiffs appealed. On July 16, 2010, the appeal was denied. Plaintiffs’ request for further appeal was denied on November 22, 2010. The Company has not recorded an expense related to damages in connection with that matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP.

Shareholder Related Matters

On November 8, 2007, Stanley Kurzweil filed a putative class action complaint against the Company and certain of its officers in the U.S. District Court for the District of Minnesota, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 (the Exchange Act) and Rule 10b-5 thereunder. The complaint is brought on behalf of persons or entities who purchased securities of Medtronic during the period of June 25, 2007 through October 15, 2007. The complaint alleges that “materially false and misleading” representations were made as to the market acceptance and use of the Fidelis defibrillator leads to artificially inflate Medtronic’s stock price. Pursuant to court order, the caption of the case was changed to Medtronic, Inc., Securities Litigation, and a consolidated putative class action complaint was filed on April 18, 2008. On March 10, 2009, the court dismissed the complaint with prejudice and denied plaintiffs’ leave to amend. On September 16, 2010, the Eighth Circuit Court of Appeals affirmed the dismissal of plaintiffs’ claims.

On November 29 and December 14, 2007, respectively, Feivel Gottlieb and Alan Weinberg filed shareholder derivative actions in Hennepin County District Court in the state of Minnesota against both the Company and certain of its officers and directors, alleging breach of fiduciary duty, waste of corporate assets, and other claims arising from the same subject matter as the consolidated class action complaint. On July 28, 2008, the state court stayed these actions pending final resolution of the related consolidated class action complaint. On October 11, 2010, the actions were dismissed without prejudice by stipulation of the parties.

In addition, on August 11, 2008, Mark Brown filed a putative class action complaint against the Company and certain directors, officers, and other company personnel in the U.S. District Court for the District of Minnesota, alleging violations of the Employee Retirement Income Security Act of 1974 (ERISA) arising from the same subject matter as the Kurzweil consolidated putative class complaint. On December 29, 2008, the plaintiff amended the complaint to add similar allegations relating to alleged off-label promotion of INFUSE Bone Graft and to amend the class. The defendants’ motion to dismiss was granted without prejudice on May 26, 2009 on the grounds plaintiff lacked standing to assert his claims. Plaintiffs have appealed.

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

On February 24, 2009, Christin Wright filed a putative class action complaint against the Company and certain directors, officers, and other company personnel in the U.S. District Court for the District of Minnesota, alleging violations of ERISA. The plaintiff claimed the defendants breached fiduciary duties by allegedly failing to properly disclose the September 2008 settlement of the litigation with Fastenetix LLC and the October 2008 settlement of the Cordis litigation. On March 17, 2010, defendants’ motion to dismiss the allegations in the original complaint was granted without prejudice. On May 14, 2010, plaintiffs filed an amended complaint to add allegations similar to those made in the Brown case. Defendants have moved to dismiss that amended complaint.

The Company has not recorded an expense related to damages in connection with these shareholder related matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP.

Mirowski

Medtronic is a licensee to the RE 38,119 patent (‘119 Patent) and RE 38,897 patent (‘897 Patent) owned by Mirowski Family Ventures, LLC (Mirowski) relating to the treatment of hemodynamic dysfunction. Medtronic and Mirowski dispute the application of the ‘119 and ‘897 Patents to certain Medtronic cardiac resynchronization products. On December 17, 2007, Medtronic filed an action in U.S. District Court for the District of Delaware seeking a declaration that none of its products infringe any valid claims of either the ‘119 or ‘897 Patents. If certain conditions are fulfilled, the ‘119 and/or ‘897 Patents are determined to be valid and the Medtronic products are found to infringe the ‘119 and/or ‘897 Patents, Medtronic will be obligated to pay royalties to Mirowski based upon sales of certain CRT-D products. A bench trial concluded on March 13, 2010. As of October 29, 2010, the amount of disputed royalties and interest related to CRT-D products was $111 million. This amount has not been accrued because the outcome is not currently probable under U.S. GAAP.

In addition, Medtronic is a licensee to the 4,407,288 Patent (‘288 Patent) owned by Mirowski relating to ICDs. Until November 2001, Medtronic accrued and paid royalties under the license based on a percentage of ICD sales. Medtronic and Mirowski dispute the application of the ‘288 Patent to certain Medtronic ICD products. In November 2001, Medtronic ceased paying royalties and entered into an agreement with Mirowski to pay putative royalties into an interest-bearing escrow account through the expiration of the ‘288 Patent in December of 2003. As of October 29, 2010, the current balance in the interest-bearing escrow account was $90 million. The parties also entered into a tolling agreement deferring and conditioning any litigation of the obligation to pay royalties upon certain conditions precedent.

Other Matters

On October 14, 2010 the Company received a subpoena issued by the United States Attorney’s Office for the Western District of New York pursuant to the Health Insurance Portability & Accountability Act of 1996, relating to the Company’s sales, marketing, and reimbursement support practices regarding certain neurostimulation devices. The Company is fully cooperating with this investigation.

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

On February 9, 2009, the Company received letter notice that the United States Department of Justice in the Southern District of Texas is investigating marketing practices, reimbursement advice of the Company, and appropriateness of therapy delivery relating to the Company’s cardiac surgical ablation devices. On July 2, 2009, the United States District Court for the Southern District of Texas ordered the unsealing of a qui tam complaint related to the same matter that was filed against Medtronic on November 17, 2008. On August 21, 2009, the Department of Justice decided not to intervene at that time but reserved the right to intervene in the future. The qui tam complaint was served on October 1, 2009. On December 16, 2009, Medtronic filed a motion to dismiss the complaint. On October 1, 2010, the motion was granted without prejudice with leave to amend.

On December 18, 2008, the Company received a civil investigative demand from the Massachusetts Attorney General’s Office, requesting production of documents related to Medtronic’s INFUSE Bone Graft product. The Company is fully cooperating with this investigation.

On October 6, 2008, the Company received a subpoena from the United States Attorney’s Office for the District of Massachusetts pursuant to HIPAA requesting production of documents relating to Medtronic’s INFUSE Bone Graft product. On September 14, 2010, the Company received a supplemental subpoena requesting information regarding a Humanitarian Device Exemption (HDE) relating to INFUSE and MasterGraft. The Company is fully cooperating with this inquiry.

In late June 2008, the Company received a subpoena issued by the United States Attorney’s Office for the District of Massachusetts pursuant to HIPAA, relating to the Company’s marketing of biliary stents. The Company is fully cooperating with this inquiry. On February 19, 2010, a complaint captioned United States of America ex rel Tricia Nowak and Enda Dodd v. Medtronic, filed in the United States District Court for the District of Massachusetts and relating to similar issues was unsealed. On April 23, 2010, Medtronic filed a motion to dismiss the complaint.

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

In accordance with U.S. GAAP, the Company recorded an $11 million expense related to probable and reasonably estimated damages in connection with these subpoenas in the second quarter of fiscal year 2011.

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

Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. Net sales and earnings before income taxes by reportable segment are as follows:

	Three months ended		Six months ended
(in millions)	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Cardiac and Vascular Group	$2,095	$2,068	$4,122	$4,192
Restorative Therapies Group	1,808	1,770	3,555	3,579
Total Net Sales	$3,903	$3,838	$7,677	$7,771

	Three months ended		Six months ended
(in millions)	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Cardiac and Vascular Group	$710	$662	$1,427	$1,361
Restorative Therapies Group	500	448	988	973
Total of Reportable Segments	1,210	1,110	2,415	2,334
Restructuring charges	—	—	—	(69)
Certain litigation charges, net	(279)	70	(279)	(374)
IPR&D and certain acquisition-related costs	(24)	—	(39)	—
Interest expense, net	(67)	(54)	(141)	(121)
Corporate	(88)	(16)	(164)	(98)
Total Earnings Before Income Taxes	$752	$1,110	$1,792	$1,672

The following table presents the Company’s net assets by reportable segment:

(in millions)	October 29, 2010	April 30, 2010
Cardiac and Vascular Group	$6,213	$6,117
Restorative Therapies Group	10,528	10,638
Total of Reportable Segments	16,741	16,755
Short-term borrowings	(3,417)	(2,575)
Long-term debt	(7,148)	(6,944)
Corporate	8,649	7,393
Total Net Assets	$14,825	$14,629

Geographic information

Net sales to external customers by geography are as follows:

	Three months ended		Six months ended
(in millions)	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
United States	$2,295	$2,297	$4,524	$4,688
Europe	934	940	1,859	1,908
Asia Pacific	521	468	1,006	921
Other Foreign	153	133	288	254
Total Net Sales	$3,903	$3,838	$7,677	$7,771

Note 21 – Subsequent Events

On November 16, 2010, the Company acquired Osteotech and it became a wholly owned subsidiary of the Company. Under the terms of the agreement, Osteotech shareholders received $6.50 per share in cash for each share of Osteotech common stock that they owned. Total consideration for the transaction was approximately $123 million.

Osteotech is a leader in the growing field of biologic products for regenerative healing, and its acquisition, combined with Medtronic’s portfolio, will provide surgeons an expansive range of bone generating therapies and biologic therapies.

Osteotech pioneered several innovative technology platforms including Grafton demineralized bone matrix, and MagniFuse Bone grafts and Plexur Biocomposites, which are utilized in a broad range of musculoskeletal surgical procedures. It also is seeking FDA clearance for the first product based upon its Human Collagen Technology platform, an engineered human collagen biomaterial.

In addition to the acquisition of Osteotech, subsequent to the three and six months ended October 29, 2010, on December 7, 2010, the Company and the IRS reached a settlement with respect to the audits of fiscal years 1997, 1998, and 1999 and the allocation of income between Medtronic, Inc. and its wholly owned subsidiary in Switzerland. At this time the Company is assessing the financial impact based on the terms of the settlement agreement. In order to determine the financial impact, the Company will need to evaluate the resulting impact of certain taxing jurisdictions and associated interest. In accordance with authoritative guidance, the Company anticipates recording a favorable adjustment in the third quarter of fiscal year 2011 to the previously established uncertain tax position liability. This adjustment will reduce the provision for income taxes in the third quarter. See Note 14 for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNDERSTANDING OUR FINANCIAL INFORMATION

The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic, Inc. and its subsidiaries (Medtronic or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended April 30, 2010. In addition, you should read this discussion along with our condensed consolidated financial statements and related Notes thereto as of October 29, 2010.

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

Our fiscal year-end is the last Friday in April, and therefore, the total weeks in a fiscal year can fluctuate between 52 and 53 weeks. Fiscal year 2011 is a 52-week year. Fiscal year 2010 was a 53-week year. As a result, our first quarter fiscal year 2011 results included one fewer week, resulting in an unfavorable impact on our net sales for the six months ended October 29, 2010 compared to the same period in the prior year.

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

Net earnings for the second quarter of fiscal year 2011 were $566 million, or $0.52 per diluted share, as compared to net earnings of $868 million, or $0.78 per diluted share for the same period in the prior fiscal year, representing a decrease of 35 percent and a decrease of 33 percent, respectively. Net earnings for the three months ended October 29, 2010 included after-tax IPR&D and certain acquisition-related costs and certain litigation charges, net that decreased net earnings by $294 million and had a $0.27 negative impact on diluted earnings per share. Net earnings for the three months ended October 30, 2009 included an after-tax certain litigation gain that increased net earnings by $44 million and had a $0.04 positive impact on diluted earnings per share. See further discussion of these charges in the “Restructuring Charges, Certain Litigation Charges, Net, and IPR&D and Certain Acquisition-Related Costs” section of this management’s discussion and analysis.

Net earnings for the six months ended October 29, 2010 were $1.396 billion, or $1.28 per diluted share, as compared to net earnings of $1.314 billion, or $1.18 per diluted share for the same period in the prior fiscal year, representing an increase of 6 percent and 8 percent, respectively. Net earnings for the six months ended October 29, 2010 included after-tax IPR&D and certain acquisition-related costs and certain litigation charges, net that decreased net earnings by $305 million and had a $0.28 negative impact on diluted earnings per share. Net earnings for the six months ended October 30, 2009 included after-tax restructuring and certain litigation charges, net that decreased net earnings by $366 million and had a $0.32 negative impact on diluted earnings per share. See further discussion of these charges in the “Restructuring Charges, Certain Litigation Charges, Net, and IPR&D and Certain Acquisition-Related Costs” section of this management’s discussion and analysis.

The table below illustrates net sales by operating segment for the three and six months ended October 29, 2010 and October 30, 2009:

	Three months ended			Six months ended
(dollars in millions)	October 29, 2010	October 30, 2009	% Change	October 29, 2010	October 30, 2009	% Change
Cardiac and Vascular Group	$2,095	$2,068	1%	$4,122	$4,192	(2)%
Restorative Therapies Group	1,808	1,770	2	3,555	3,579	(1)
Total Net Sales	$3,903	$3,838	2%	$7,677	$7,771	(1)%

Net sales for the three and six months ended October 29, 2010 were $3.903 billion and $7.677 billion, an increase of 2 percent and a decrease of 1 percent, respectively, from the same periods in the prior fiscal year. Foreign currency translation had an unfavorable impact of $29 million and $49 million on net sales for the three and six months ended October 29, 2010, respectively, when compared to the same periods in the prior fiscal year. Net sales for the three and six months ended October 29, 2010 were impacted by the slowdown in growth rates in certain markets attributable to reduced procedures in markets such as CRDM and Spinal. The net sales increase for the three months ended October 29, 2010 was driven by a 1 percent increase in our Cardiac and Vascular Group and a 2 percent increase in our Restorative Therapies Group. The Cardiac and Vascular Group’s positive performance was due to net sales growth from our CardioVascular and Physio-Control businesses offset by weak net sales in our CRDM business. Our Restorative Therapies Group’s positive performance was due to strong net sales in the Diabetes and Surgical Technologies businesses offset by weak net sales in our Spinal and Neuromodulation businesses. The net sales decrease for the six months ended October 29, 2010 was driven by a 2 percent decrease in our Cardiac and Vascular Group and a 1 percent decrease in our Restorative Therapies Group. The Cardiac and Vascular Group’s negative performance was due to weak net sales in our CRDM business offset by net sales growth from our CardioVascular business. Our Restorative Therapies Group’s negative performance was due to weak net sales in our Spinal business partially offset by strong net sales in the Diabetes and Surgical Technologies businesses. Our six months ended October 29, 2010 growth rates were negatively impacted by one fewer week in the current period compared the same period in the prior year. See our discussion in the “Net Sales” section of this management’s discussion and analysis for more information on the results of our significant operating segments.

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

Legal Proceedings

We are involved in a number of legal actions involving both product liability and intellectual property disputes. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, that could require significant expenditures or result in lost revenues. In accordance with U.S. GAAP, we record a liability in our condensed consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is possible, but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the condensed consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. Our significant legal proceedings are discussed in Note 19 to the condensed consolidated financial statements. While it is not possible to predict the outcome for most of the matters discussed in Note 19 to the condensed consolidated financial statements, we believe it is possible that costs associated with them could have a material adverse impact on our consolidated earnings, financial position, or cash flows.

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

In the event there is a special or restructuring charge, certain litigation charge, net, and/or IPR&D and certain acquisition-related costs recognized in our operating results, the tax cost or benefit attributable to that item is separately calculated and recorded. Because the effective rate can be significantly impacted by these discrete items that take place in the period, we often refer to our tax rate using both the effective rate and the non-GAAP nominal tax rate. The non-GAAP nominal tax rate is defined as the income tax provision as a percentage of earnings before income taxes, excluding special and restructuring charges, certain litigation charges, net, and IPR&D and certain acquisition-related costs, and certain tax adjustments. We believe this resulting non-GAAP financial measure provides useful information to investors because it excludes the effect of these discrete items so that investors can compare our recurring results over multiple periods. Investors should consider this non-GAAP measure in addition to, and not as a substitute for, financial performance measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP financial measure may not be the same as similar measures presented by other companies.

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

The Company’s overall tax rate including the tax impact of certain litigation charges, net and IPR&D and certain acquisition-related costs resulted in an effective tax rate of 24.77 percent and 22.10 percent for the three and six months ended October 29, 2010, respectively. Excluding the impact of the certain litigation charges, net and IPR&D and certain acquisition-related costs for the three and six months ended October 29, 2010, our operational and tax strategies have resulted in a non-GAAP nominal tax rate of 18.46 percent and 19.37 percent, respectively, versus the U.S. Federal statutory rate of 35.0 percent. An increase in our nominal tax rate of 1 percent would result in an additional income tax provision for the three and six months ended October 29, 2010 of approximately $11 million and $21 million, respectively. See discussion of the tax rate and the tax adjustments in the “Income Taxes” section of this management’s discussion and analysis.

Valuation of IPR&D, Contingent Consideration, Goodwill, and Other Intangible Assets

When we acquire a company, the purchase price is allocated, as applicable, among IPR&D, other identifiable intangible assets, net tangible assets, and goodwill as required by U.S. GAAP. IPR&D is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D and other intangible assets requires us to make significant estimates. The amount of the purchase price allocated to IPR&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For IPR&D, these valuation methodologies include consideration of the risk of the project not achieving commercial feasibility.

Contingent consideration is recorded at the acquisition date at the estimated fair value of the contingent consideration milestone payments for all acquisitions subsequent to April 24, 2009. The acquisition date fair value is measured based on the consideration expected to be transferred (probability-weighted), discounted back to present value. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. The fair value of the contingent milestone consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense in our condensed consolidated statements of earnings.

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggest that the carrying amount may be impaired.

The test for impairment requires us to make numerous estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our condensed consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. Goodwill was $8.624 billion and $8.391 billion as of October 29, 2010 and April 30, 2010, respectively.

Other intangible assets include patents, trademarks, purchased technology, and IPR&D. Intangible assets with a definite life are amortized on a straight-line or accelerated basis, as appropriate, with the estimated useful lives ranging from three to 20 years. We review all intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. Other intangible assets, net of accumulated amortization, were $2.573 billion and $2.559 billion as of October 29, 2010 and April 30, 2010, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

PENDING ACQUISITION

On November 22, 2010, we entered into a merger agreement to acquire privately-held Ardian, Inc. (Ardian). We had previously invested in Ardian and currently hold an 11 percent ownership position. Ardian develops catheter-based therapies to treat uncontrolled hypertension and related conditions. Under the terms of the agreement, the transaction provides for an aggregate purchase price of $800 million ($710 million, given our current pro-rata share in Ardian) upfront, plus potential future commercial milestone payments equal to the annual revenue growth beginning in fiscal year 2012 through the end of our fiscal year 2015.

SUBSEQUENT ACQUISITION

On November 16, 2010, we acquired Osteotech, Inc. (Osteotech). Osteotech develops innovative biologic products for regenerative medicine. Under the terms of the agreement announced August 17, 2010, we paid shareholders $6.50 per share in cash for each share of Osteotech common stock that they owned. Total consideration for the transaction was approximately $123 million.

ACQUISITIONS

Three and six months ended October 29, 2010

On September 14, 2010, we acquired a developer of vascular suturing products used in connection with cardiovascular and vascular procedures that require a puncture or incision to the artery. Total consideration for the transaction was valued at approximately $21 million.

On August 12, 2010, we acquired ATS Medical, Inc. (ATS Medical). ATS Medical is a leading developer, manufacturer, and marketer of products and services focused on cardiac surgery, including heart valves and surgical cryoablation technology. Under the terms of the agreement, ATS Medical shareholders received $4.00 per share in cash for each share of ATS Medical common stock that they owned. Total consideration for the transaction was approximately $394 million which includes the assumption of existing ATS Medical debt and acquired contingent consideration.

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

The pro forma impact of the above acquisitions were not significant, individually or in the aggregate, to our results for the three and six months ended October 29, 2010.

In addition to the acquisitions above, we periodically acquire certain tangible or intangible assets from enterprises that do not otherwise qualify for accounting as a business combination. These transactions are largely reflected in the condensed consolidated statements of cash flows as a component of investing activities under purchase of intellectual property.

NET SALES

The table below illustrates net sales by business and operating segment for the three and six months ended October 29, 2010 and October 30, 2009:

	Three months ended			Six months ended
(dollars in millions)	October 29, 2010	October 30, 2009	% Change	October 29, 2010	October 30, 2009	% Change
Defibrillation Systems	$745	$754	(1)%	$1,467	$1,529	(4)%
Pacing Systems	472	498	(5)	945	1,033	(9)
Other	31	26	19	62	53	17
CARDIAC RHYTHM DISEASE MANAGEMENT	1,248	1,278	(2)	2,474	2,615	(5)
Coronary and Peripheral	379	369	3	751	722	4
Structural Heart	237	206	15	461	424	9
Endovascular	122	121	1	243	239	2
CARDIOVASCULAR	738	696	6	1,455	1,385	5
PHYSIO-CONTROL	109	94	16	193	192	1
TOTAL CARDIAC AND VASCULAR GROUP	2,095	2,068	1	4,122	4,192	(2)
Core Spinal	634	642	(1)	1,257	1,338	(6)
Biologics	216	220	(2)	423	439	(4)
SPINAL	850	862	(1)	1,680	1,777	(5)
NEUROMODULATION	388	384	1	758	757	—
DIABETES	326	300	9	638	594	7
SURGICAL TECHNOLOGIES	244	224	9	479	451	6
TOTAL RESTORATIVE THERAPIES GROUP	1,808	1,770	2	3,555	3,579	(1)
TOTAL	$3,903	$3,838	2%	$7,677	$7,771	(1)%

Net sales for the three and six months ended October 29, 2010 were unfavorably impacted by foreign currency translation of $29 million and $49 million, respectively, when compared to the same periods of the prior fiscal year. The primary exchange rate movements that impacted our consolidated net sales growth were the U.S. dollar as compared to the Euro and the Japanese Yen. The impact of foreign currency fluctuations on net sales was not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q and Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2010 for further details on foreign currency instruments and our related risk management strategies.

Cardiac and Vascular Group

The Cardiac and Vascular Group is composed of the CRDM, CardioVascular, and Physio-Control businesses. The Cardiac and Vascular Group’s products include pacemakers, implantable defibrillators, leads and delivery systems, ablation products, electrophysiology catheters, information systems for the management of patients with our CRDM devices, coronary and peripheral stents and related delivery systems, endovascular stent graft systems, heart valve replacement technologies, tissue ablation systems, open heart and coronary bypass grafting surgical products, external defibrillators including manual defibrillator/monitors used by hospitals and emergency response personnel, and automated external defibrillators used in commercial and public settings for the treatment of cardiac arrest. The Cardiac and Vascular Group net sales for the three and six months ended October 29, 2010 were $2.095 billion and $4.122 billion, an increase of 1 percent and a decrease of 2 percent, respectively, over the same periods in the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three and six months ended October 29, 2010 of approximately $19 million and $35 million, respectively, when compared to the same periods in the prior fiscal year. The Cardiac and Vascular Group’s performance for the three months ended October 29, 2010 was a result of weak net sales in CRDM partially offset by strong sales in CardioVascular and Physio-Control. The Cardiac and Vascular Group’s performance for the six months ended October 29, 2010 was a result of weak net sales in CRDM partially offset by growth in CardioVascular and Physio-Control. We have seen a stabilization of market growth rates from July through October 2010 relative to the first quarter, which experienced a slowdown in market growth rates attributable to reduced procedures in certain markets; with net sales for the three months ended October 29, 2010 driven by strong international results from our Atrial Fibrillation Solutions, Structural Heart, Endovascular, and Peripheral businesses. In addition, net sales growth for the three months ended October 29, 2010 was partially offset by continued pricing pressures due to reduced reimbursement in certain countries, such as Japan, where R-Zone and foreign reference pricing changes resulted in a decline in our selling prices. The decrease in net sales for the six months ended October 29, 2010 was primarily the result of the extra selling week in the first quarter of the prior fiscal year, slowing of certain growth rates, as well as continued pricing pressures as previously mentioned.

CRDM net sales for the three and six months ended October 29, 2010 were $1.248 billion and $2.474 billion, a decrease of 2 percent and 5 percent, respectively, over the same periods in the prior fiscal year. The decrease in CRDM net sales for both the three and six months ended October 29, 2010 was primarily due to the decline in sales of our defibrillation system and pacing system products. Worldwide net sales in our defibrillation system products declined because of pricing pressures due to the continued product mix shift from initial implants to replacement implants and due to the delay in the launch of the Protecta SmartShock (Protecta) family of devices in the U.S. as we await final resolution of our Mounds View U.S. Food and Drug Administration (FDA) warning letter. This decline in net sales was partially offset by growth from Protecta outside the U.S., which was launched in certain markets outside the U.S. late in fiscal year 2010. Additionally, worldwide net sales declined in our pacing system products because of the continued pressure in the Japan market as a result of the Kappa/Sigma field action that was announced in the first quarter of fiscal year 2010 and the decline in our selling prices as a result of the R-Zone pricing changes in Japan.

CardioVascular net sales for the three and six months ended October 29, 2010 were $738 million and $1.455 billion, an increase of 6 percent and 5 percent, respectively, over the same periods in the prior fiscal year. The increase in CardioVascular net sales for both the three and six months ended October 29, 2010 was primarily due to growth outside the U.S. in our Coronary and Peripheral, Structural Heart, and Endovascular businesses. The primary contributors to net sales growth were driven by new product introductions including the Resolute drug-eluting stent and our Integrity bare metal stent within Coronary and Peripheral, the Endurant Abdominal and Valiant Captivia Thoracic Stent Graft Systems within Endovascular, and the continued acceptance of our transcatheter valves within Structural Heart. Additionally, the recent acquisitions of ATS Medical and Invatec contributed to the overall growth in net sales of the CardioVascular business.

Physio-Control net sales for the three and six months ended October 29, 2010 were $109 million and $193 million, an increase of 16 percent and 1 percent, respectively, over the same periods in the prior fiscal year. The increase in net sales for the three months ended October 29, 2010 was primarily due to the resolution of the supplier constraint issue that caused a significant backlog of orders in the first quarter of fiscal year 2011 for the LIFEPAK 15 and LIFEPAK 20 monitors/defibrillators and growth in the U.S. related to the LIFEPAK 15. The modest increase in net sales for the six months ended October 29, 2010 was primarily due to growth in the U.S. related to the LIFEPAK 15, partially offset by the slowdown in spending by certain international governments as a function of the global economic environment.

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

•

The timing of final resolution of our Mounds View FDA warning letter. It is difficult to predict timing, but we continue to move forward to clear the letter. The future launch timing of Protecta, Revo MRI SureScan, and Consulta cardiac resynchronization therapy-pacemakers is dependent on the resolution of our Mounds View FDA warning letter.

•

Market acceptance outside the U.S. of our Protecta family of devices which was launched outside the U.S. late in the fourth quarter of fiscal year 2010. The Protecta portfolio leverages the already established Vision 3D platform to deliver a full suite of single, dual, and triple chamber defibrillators that represent a significant new algorithm technology that should reduce the delivery of inappropriate shocks, which is a leading clinical request from physicians. Protecta is pending FDA approval in the U.S.

•

Launch and acceptance of the first Magnetic Resonance Imaging (MRI) pacing system developed specifically for use in MRI machines. During the fourth quarter of fiscal year 2010 we launched Advisa MRI SureScan, our next generation MRI pacing system in Europe and, provided the CRDM warning letter is lifted, in the first half of calendar year 2011 we expect to launch Revo MRI SureScan, our first generation MRI pacing system in the U.S. upon FDA approval. Both Advisa MRI SureScan and Revo MRI SureScan are designed to address and mitigate interactions between the pacing system and the magnetic resonance environment.

•	Future growth from the launch of an atrial fibrillation product in the U.S. We expect to launch the CryoCath Artic Front in the U.S. in the second half of fiscal year 2011.

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

•

Further growth in the U.S. and Japan from the Talent Thoracic Stent Graft System, which was initially released in fiscal year 2009 and the first quarter of fiscal year 2010, respectively. In the U.S., the Talent Thoracic Stent Graft System, on an improved delivery system, Captivia, was approved in October 2010 and was launched in November 2010. In addition, we expect to launch our Talent Abdominal Aortic Aneurysm Stent Graft System and improved delivery system, Xcelerant, for our Thoracic Stent Graft System in Japan in the second half of fiscal year 2011.

•	Future growth in the U.S. from the expected launch of the Endurant Abdominal Stent Graft System, which is expected to launch in the second half of fiscal year 2011.

•

Sales growth outside the U.S. with continued acceptance of our next generation Endurant Abdominal Stent Graft System and our Valiant Captivia Thoracic Stent Graft System. Valiant Captivia Thoracic Stent Graft System received CE Mark approval and was commercially launched in the second quarter of fiscal year 2010, and the Endurant Abdominal Stent Graft System was commercially launched in fiscal year 2009.

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

•

Continued integration of ATS Medical which was acquired in the second quarter of fiscal year 2011. ATS Medical is a leading developer, manufacturer, and marketer of products and services focused on cardiac surgery, including heart valves and surgical cryoablation technology. We believe this acquisition should increase our competitive position in the structural heart market.

•

Future integration of Ardian. This pending acquisition was announced in the third quarter of fiscal year 2011. Ardian develops catheter-based therapies to treat uncontrolled hypertension and related conditions. We believe this technology will appeal to current coronary and peripheral customers.

Restorative Therapies Group

The Restorative Therapies Group is composed of the Spinal, Neuromodulation, Diabetes, and Surgical Technologies businesses. Products in the Restorative Therapies Group include products for various areas of the spine, bone graft substitutes, biologic products, implantable neurostimulation therapies and drug delivery devices for the treatment of chronic pain, movement disorders, obsessive-compulsive disorder (OCD), overactive bladder, urinary retention, and gastroparesis, external insulin pumps, subcutaneous continuous glucose monitoring (CGM) systems, and products to treat conditions of the ear, nose, and throat. Additionally, this group manufactures and sells image-guided surgery and intra-operative imaging systems. The Restorative Therapies Group net sales for the three and six months ended October 29, 2010 were $1.808 billion and $3.555 billion, an increase of 2 percent and a decrease of 1 percent, respectively, over the same periods in the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three and six months ended October 29, 2010 of approximately $10 million and $14 million, respectively, when compared to the same periods in the prior fiscal year. The Restorative Therapies Group’s performance for both the three and six months ended October 29, 2010 was a result of strong net sales in Diabetes and Surgical Technologies partially offset by weaker sales in Spinal and Neuromodulation. We have seen a stabilization of market growth rates from July through October 2010 relative to the first quarter, which experienced a slowdown in market growth rates attributable to reduced procedures in certain markets. In addition, the Restorative Therapies Group net sales growth rate for the six months ended October 29, 2010 was also negatively affected by the extra selling week in the first quarter of the prior fiscal year. See more detailed discussion of each business’s performance below.

Spinal net sales for the three and six months ended October 29, 2010 were $850 million and $1.680 billion, a decrease of 1 percent and 5 percent, respectively, over the same periods in the prior fiscal year. The decrease in Spinal net sales for both the three and six months ended October 29, 2010 was primarily due to a continued decrease in demand for the Kyphon Balloon Kyphoplasty (BKP) driven in part by the August 2009 vertebroplasty articles in the New England Journal of Medicine. We have also seen a decrease in the number of Spinal procedures as certain patients are postponing elective procedures due to the current macroeconomic conditions. In addition, Spinal net sales were negatively impacted by continued pricing pressures and a challenging reimbursement environment in many of our major markets. These decreases were slightly offset by an increase in net sales outside the U.S. related to the Core Spinal business, excluding Kyphon. This was due to increased use of our MAST line of less invasive technologies. Net sales growth outside the U.S. was also positively impacted by the joint venture with Shandong Weigao Group Medical Polymer Company Limited (Weigao). The joint venture distributes Medtronic’s spinal products and Weigao’s orthopedic products in China.

Neuromodulation net sales for the three and six months ended October 29, 2010 were $388 million and $758 million, an increase of 1 percent and flat, respectively, over the same periods in the prior fiscal year. The modest increase in net sales for the three months ended October 29, 2010 was primarily due to the growth of Activa PC and RC deep brain stimulation (DBS) systems for movement disorders and InterStim Therapy for overactive bladder, urinary retention, and bowel control outside the U.S. Net sales performance for the six months ended October 29, 2010 was also driven by the above factors, but growth rates were offset by the extra selling week in the first quarter of the prior fiscal year.

Diabetes net sales for the three and six months ended October 29, 2010 were $326 million and $638 million, an increase of 9 and 7 percent, respectively, over the same periods in the prior fiscal year. The increase in net sales was led by international sales growth of 14 percent and 10 percent, respectively, over the same periods of the prior fiscal year. This was the result of our Veo insulin pump that was recently launched in Europe and Asia. We also saw an increase in CGM sales worldwide.

Surgical Technologies net sales for the three and six months ended October 29, 2010 were $244 million and $479 million, an increase of 9 percent and 6 percent, respectively, over the same periods in the prior fiscal year. The increase in net sales was driven by strong performance worldwide of the NIM 3.0 Nerve Monitoring System and the StealthStation S7 System.

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

•

Continued acceptance of our BKP technology. We believe worldwide growth continues to be negatively impacted by the vertebroplasty article in the New England Journal of Medicine. In addition, two new competitors entered the U.S. marketplace in the last few quarters.

•

Market acceptance of new high pressure BKP balloons and syringes, curettes, and fixation materials in the Spinal business, which were launched during the second quarter of fiscal year 2011. Additionally, we expect a positive impact over time from improvement in international markets, including regulatory clearance in the fourth quarter of fiscal year 2010 and reimbursement approval for BKP during the second quarter of fiscal year 2011 in Japan. This market growth potential in Japan will require additional investment and development of the market over time.

•	Increased presence in China as a result of our joint venture with Weigao to distribute Medtronic’s spinal products and Weigao’s orthopedic products in China.

•

Expected future growth in our Biologics business, driven by new products and by our acquisition of Osteotech, Inc. (Osteotech), which closed in the third quarter of fiscal year 2011. Osteotech develops innovative biologic products for regenerative healing.

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

•

Continued acceptance of InterStim Therapy for the treatment of the symptoms of overactive bladder and urinary retention. InterStim Therapy for Bowel Control is also approved in Europe and is pending FDA approval in the U.S. It is important to continue to build awareness of this therapy to both patients and healthcare providers, who remain largely unaware of treatment options beyond conservative treatments

•

Continued acceptance of the RestoreSensor, which was launched in Europe during the fourth quarter of fiscal year 2010 and is undergoing a clinical trial in the U.S. in support of future submission for FDA approval. RestoreSensor is an innovative spinal cord stimulator featuring our exclusive AdaptiveStim technology. This technology addresses an unmet need for spinal cord stimulation patients through automatically adapting stimulation to changes in body position and activity, and minimizes the need for manual stimulation adjustments.

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

•	Continued acceptance of the StealthStation S7 and O-Arm Imaging Systems, especially with the launch of O-Arm 3.1 and Synergy Spine 2.0 during the second quarter of fiscal year 2011.

•	Market acceptance of the NIM 3.0 Nerve Monitoring System.

COSTS AND EXPENSES

The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended		Six months ended
	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Cost of products sold	24.6%	24.0%	24.2%	24.3%
Research & development	9.6	9.6	9.7	9.5
Selling, general, and administrative	35.1	34.5	35.2	34.6
Restructuring	—	—	—	0.8
Certain litigation charges, net	7.1	(1.8)	3.6	4.8
IPR&D and certain acquisition-related costs	0.6	—	0.5	—
Other expense, net	1.9	3.4	1.6	2.9
Interest expense, net	1.7	1.4	1.8	1.6

Cost of Products Sold

Cost of products sold for the three and six months ended October 29, 2010, as a percent of net sales, increased 0.6 of a percentage point for the three months ended October 29, 2010 to 24.6 and decreased 0.1 of a percentage point for the six months ended October 29, 2010 to 24.2. Cost of products sold as a percent of net sales in the three months ended October 29, 2010 was negatively impacted by 0.5 of a percentage point of unfavorable spending impact primarily driven by additional warranty provision and unfavorable manufacturing variances and 0.3 of a percentage point of unfavorable margin impact due to a shift in product mix, partially offset by 0.2 of a percentage point of favorable foreign currency translation. Cost of products sold as a percent of net sales in the six months ended October 29, 2010 was positively impacted by 0.4 of a percentage point of inventory revaluation variance and 0.2 of a percentage point from foreign currency translation, partially offset by 0.3 of a percentage point of unfavorable manufacturing spending and 0.2 of a percentage point of unfavorable mix variance due to a shift in product mix. We continue to execute on our long-term broad initiatives to reduce our costs of products sold.

Research and Development

Consistent with prior periods, we have continued to invest in new technologies to drive long-term future growth by spending aggressively on research and development efforts. For the three and six months ended October 29, 2010, research and development spending was $373 million and $743 million, or 9.6 percent and 9.7 percent of net sales, respectively. There was no change for the three months ended October 29, 2010 compared to the prior period. For the six months ended October 29, 2010, research and development increased 0.2 of a percentage point from the prior period due to a decrease in net sales in the current period. We remain committed to developing technological enhancements and new indications for existing products, and less invasive and new technologies for new and emerging markets to address unmet medical needs. That commitment leads to our initiation and participation in many clinical trials each fiscal year as the demand for clinical and economic evidence increases. Furthermore, we expect our development activities to help reduce patient care costs and the length of hospital stays in the future. In addition to our investment in research and development, we continue to access new technologies in areas served by our existing businesses, as well as in new areas, through acquisitions, licensing agreements, alliances, and certain strategic equity investments.

Selling, General, and Administrative

Selling, general, and administrative expense for the three and six months ended October 29, 2010 was $1.371 billion and $2.705 billion, respectively, which as a percent of net sales increased by 0.6 percentage points to 35.1 percent and 35.2 percent, respectively, as compared to the same periods of the prior fiscal year. For the three and six months ended October 29, 2010, selling, general, and administrative expense was negatively affected by recent acquisitions, additional bad debt reserves in Greece and Russia, and deliberate investments we are making ahead of anticipated product launches. We continue to drive our initiatives to leverage our cost structure in order to help reduce selling, general, and administrative expense.

Restructuring Charges, Certain Litigation Charges, Net, and IPR&D and Certain Acquisition-Related Costs

Restructuring charges, certain litigation charges, net, and IPR&D and certain acquisition-related costs for the three and six months ended October 29, 2010 and October 30, 2009 were as follows:

	Three months ended		Six months ended
(in millions)	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Restructuring charges	$—	$—	$—	$69
Certain litigation charges, net	279	(70)	279	374
IPR&D and certain acquisition-related costs	24	—	39	—
Total restructuring charges, certain litigation charges, net, and IPR&D and certain acquisition-related costs	303	(70)	318	443
Net tax impact of restructuring charges, certain litigation charges, net, and IPR&D and certain acquisition-related costs	(9)	26	(13)	(77)
Total restructuring charges, certain litigation charges, net, and IPR&D and certain acquisition-related costs, net of tax	$294	$(44)	$305	$366

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

During the three and six months ended October 29, 2010, we did not incur any restructuring charges.

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

Certain Litigation Charges, Net

We classify material litigation reserves and gains recognized as certain litigation charges, net. During the three months ended October 29, 2010, we recorded certain litigation charges, net of $279 million related primarily to a settlement involving the Sprint Fidelis family of defibrillation leads and an accounting charge for Other Matters litigation. The Sprint Fidelis settlement relates to the resolution of certain outstanding product litigation related to the Sprint Fidelis family of defibrillation leads that were subject to a field action announced October 15, 2007. The terms of the agreement stipulate that, if Medtronic elects not to cancel the agreement, it will pay plaintiffs to settle substantially all pending U.S. lawsuits and claims, subject to certain conditions.

During the first quarter of fiscal year 2011, there were no certain litigation charges, net.

During the six months ended October 30, 2009, we recorded a certain litigation gain of $70 million and a certain litigation charge of $374 million, respectively. During the three months ended October 30, 2009, we recorded a certain litigation gain of $70 million related to the resolution of outstanding patent litigation with W.L. Gore & Associates, Inc. (Gore) for selected patents in Medtronic’s Jervis and Wiktor patent families. The terms of the agreement stipulate that neither party will sue the other in the defined field of use, subject to certain conditions. We granted Gore a worldwide, irrevocable, non-exclusive license in the defined field of use. In addition and subject to certain conditions, Gore began paying us quarterly payments in January 2010 and will continue through the fiscal quarter ending October 2018.

During the first quarter of fiscal year 2010, we recorded certain litigation charges of $444 million related to the global resolution of all outstanding intellectual property litigation with Abbott Laboratories (Abbott). The terms of the agreement stipulate that neither party will sue the other in the field of coronary stent and stent delivery systems for a period of at least 10 years, subject to certain conditions. Both parties also agreed to a cross-license of the disputed patents within the defined field. The $444 million settlement amount included a $400 million payment made to Abbott and a $42 million success payment made to evYsio Medical Devices, LLC (evYsio). In addition, a $2 million payment was made to evYsio in connection with an amendment to the parties’ existing agreement in order to expand the scope of the definition of the license field from evYsio.

IPR&D and Certain Acquisition-Related Costs

During the three months ended October 29, 2010, we recorded IPR&D and certain acquisition-related costs of $24 million including acquisition-related legal fees and severance costs, change in control costs, and contract termination costs related to the acquisition of ATS Medical that were expensed in the period.

During the six months ended October 29, 2010, we also recorded IPR&D and certain acquisition-related costs of $15 million related to a milestone payment under the existing terms of a royalty bearing, non-exclusive patent cross-licensing agreement with NeuroPace, Inc. Product commercialization related to this technology had not yet been achieved. As a result, in accordance with authoritative guidance the payment was immediately expensed as IPR&D since technological feasibility had not yet been reached and such technology has no future alternative use.

During the three and six months ended October 30, 2009, we did not incur any IPR&D and certain acquisition-related costs.

Other Expense, Net

Other expense, net includes intellectual property amortization expense, royalty income and expense, realized equity security gains and losses, realized foreign currency transaction and derivative gains and losses, and impairment charges on equity securities. For the three and six months ended October 29, 2010, other expense, net was $76 million and $123 million, respectively, compared to $130 million and $224 million, respectively, for the same periods in the prior fiscal year. The decrease of $54 million for the three months ended October 29, 2010 was primarily due to the impact of realized foreign currency gains and losses. Total foreign currency gains recorded in the three months ended October 29, 2010 were $48 million compared to losses of $3 million in the same period of the prior fiscal year. The decrease of $101 million for the six months ended October 29, 2010 was primarily due to the impact of foreign currency gains and losses. Total foreign currency gains recorded in the six months ended October 29, 2010 were $102 million compared to gains of $28 million in the same period of the prior fiscal year. Also contributing to the year-over-year decrease was higher royalty income and licensing payments we received in our CardioVascular business in the six months ended October 29, 2010, compared to the prior year.

Interest Expense, Net

Interest expense, net includes interest earned on investments, interest paid on our borrowings, amortization of debt issuance costs and debt discounts, the net realized and unrealized gain or loss on trading securities, and the net realized gain or loss on the sale or impairment of available-for-sale debt securities. For the three and six months ended October 29, 2010, we had interest expense, net of $67 million and $141 million, respectively, as compared to interest expense, net of $54 million and $121 million for the same periods of the prior fiscal year. The increase in interest expense, net during the three and six months ended October 29, 2010 was primarily the result of increased interest expense as we issued new debt in the fourth quarter of fiscal year 2010.

INCOME TAXES

	Three months ended		Six months ended
(dollars in millions)	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
Provision for income taxes	$186	$242	$396	$358
Effective tax rate	24.77%	21.82%	22.10%	21.43%
Impact of restructuring charges, certain litigation charges, net, and IPR&D and certain acquisition-related costs	(6.31)	(1.02)	(2.73)	(0.86)
Non-GAAP nominal tax rate (1)	18.46%	20.80%	19.37%	20.57%

(1)

Non-GAAP nominal tax rate is defined as the income tax provision as a percentage of earnings before income taxes, excluding restructuring charges, certain litigation charges, net, and IPR&D and certain acquisition-related costs. We believe the resulting non-GAAP financial measure provides useful information to investors because it excludes the effect of these discrete items so that investors can compare our recurring results over multiple periods. Investors should consider this non-GAAP measure in addition to, and not as a substitute for, financial performance measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP financial measure may not be the same as similar measures presented by other companies.

Our effective tax rate for the three and six months ended October 29, 2010 was 24.77 percent and 22.10 percent, respectively, compared to 21.82 percent and 21.43 percent, respectively, from the same periods of the prior fiscal year. The change in our effective tax rate for both the three and six months ended October 29, 2010 was primarily due to the impact of restructuring, certain litigation charges, net, IPR&D and certain acquisition-related costs, the impact of tax benefits derived from our international operations and foreign dividend distributions, and the impact from the expiration of the U.S. federal research and development credit. Our non-GAAP nominal tax rate for the three and six months ended October 29, 2010 was 18.46 percent and 19.37 percent, respectively, compared to 20.80 percent and 20.57 percent for the same periods of the prior fiscal year. The decrease in the Company’s non-GAAP nominal tax rate for the three and six months ended October 29, 2010 as compared to the same periods of the prior fiscal year was due to the impact of tax benefits derived from our international operations and foreign dividend distributions, which was partially offset by the expiration of the U.S. federal research and development credit.

Other than the resolution of fiscal years 1997, 1998, and 1999 audits with the IRS on December 7, 2010, there were no changes to significant unresolved matters with the U.S. Internal Revenue Service (IRS) or foreign tax authorities from what was previously disclosed in our Annual Report on Form 10-K for the year ended April 30, 2010.

See Note 14 to the condensed consolidated financial statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

(dollars in millions)	October 29, 2010	April 30, 2010
Working capital	$3,999	$4,718
Current ratio*	1.7:1.0	1.9:1.0
Cash, cash equivalents, and short-term investments	$3,544	$3,775
Long-term investments in debt and trading securities**	4,844	4,089
Cash, cash equivalents, short-term investments, and long-term debt and trading securities	$8,388	$7,864
Short-term borrowings and long-term debt	$10,565	$9,519
Net cash position***	$(2,177)	$(1,655)

*	Current ratio is the ratio of current assets to current liabilities.
**	Long-term investments include debt securities with a maturity date greater than one year from the end of the period and trading securities and exclude minority investments.
***	Net cash position is the sum of cash, cash equivalents, short-term investments, and long-term investments in debt and trading securities less short-term borrowings and long-term debt.

We believe our liquidity remains strong as of October 29, 2010 and our strong balance sheet and liquidity provide us with flexibility in the future. We believe our existing cash and investments, as well as our unused lines of credit and commercial paper capacity of $2.487 billion, if needed, will satisfy our foreseeable working capital requirements for at least the next twelve months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions. At October 29, 2010, our Standard and Poor’s Ratings Group and Moody’s Investors Service ratings remain unchanged as compared to the fiscal year ended April 30, 2010, with long-term debt ratings of AA- and A1, respectively, and strong short-term debt ratings of A-1+ and P-1, respectively.

The decrease in our net cash position for the six months ended October 29, 2010 as compared to the fiscal year ended April 30, 2010, is primarily due to an increase in short-term borrowings used for share repurchases and other general corporate uses during the six months ended October 29, 2010, partially offset by income generated from operations.

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

When applicable, Note 19 to the condensed consolidated financial statements provides information regarding amounts we have accrued related to significant legal proceedings. In accordance with U.S. GAAP, we record a liability in our condensed consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. For information regarding these accruals and litigation, refer to Note 17 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2010 and Note 4 of the current period’s condensed consolidated financial statements.

At October 29, 2010 and April 30, 2010, approximately $6.760 billion and $5.576 billion, respectively, of cash, cash equivalents, short-term investments, and long-term investments in debt securities were held by our non-U.S. subsidiaries. These funds are available for use by worldwide operations; however, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would generally be subject to U.S. tax. As a result, we have not chosen to repatriate a significant portion of this cash but instead use cash generated from U.S. operations and short- and long-term borrowings to meet our U.S. cash needs. Long-term investments also include $168 million of cash invested in government securities held in an indemnification trust established for self-insurance coverage on our directors and officers. These investments are restricted and can only be used to indemnify or advance expenses related to claims against our directors and/or officers.

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

For the three and six months ended October 29, 2010, other-than-temporary impairment losses on available-for-sale debt securities were $8 million and $17 million, respectively, of which $6 million and $12 million, respectively, were recognized in other comprehensive income resulting in $2 million and $5 million, respectively, of charges being recognized in earnings. In determining this other-than-temporary impairment loss, U.S. GAAP specifies that we consider a variety of factors, including the quality and estimated value of the underlying credit support for our holding and the financial condition and credit rating of the issuer in estimating the credit loss portion of other-than-temporary impairment losses. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recorded all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. However, as of October 29, 2010, we have $71 million of gross unrealized losses on our aggregate short-term and long-term available-for-sale debt securities of $7.097 billion; if market conditions continue to deteriorate further, some of these holdings may experience other-than-temporary impairment in the future which could have a material impact on our financial results. Management is required to use estimates and assumptions in its valuation of our investments, which requires a high degree of judgment, and therefore actual results could differ materially from those estimates. See Note 7 to the condensed consolidated financial statements for additional information regarding fair value measurements.

SUMMARY OF CASH FLOWS

	Six months ended
(in millions)	October 29, 2010	October 30, 2009
Cash provided by (used in):
Operating activities	$1,703	$1,406
Investing activities	(1,439)	(1,578)
Financing activities	(427)	(349)
Effect of exchange rate changes on cash and cash equivalents	19	76
Net change in cash and cash equivalents	$(144)	$(445)

Operating Activities

Our net cash provided by operating activities was $1.703 billion for the six months ended October 29, 2010 compared to $1.406 billion provided by operating activities for the six months ended October 30, 2009. The $297 million increase in net cash provided by operating activities was primarily attributable to the $939 million of certain litigation payments made during the prior period offset by a change in deferred income taxes and an increase in annual incentive payments made during the six months ended October 29, 2010 compared to the six months ended October 30, 2009.

Investing Activities

Our net cash used in investing activities was $1.439 billion for the six months ended October 29, 2010 compared to $1.578 billion used in investing activities for the six months ended October 30, 2009. The $139 million decrease in net cash used for investing activities in the six months ended October 29, 2010 is primarily related to a decrease in net purchases of marketable securities partially offset by an increase in cash used for acquisitions, net of cash acquired for the six months ended October 29, 2010 compared to the six months ended October 30, 2009.

Financing Activities

Our net cash used in financing activities was $427 million for the six months ended October 29, 2010 compared to $349 million used in financing activities for the six months ended October 30, 2009. The $78 million increase in net cash used in financing activities was primarily attributable to an increase in cash used in the repurchase of common stock and a decrease in cash provided by the issuance of common stock partially offset by an increase in short-term borrowings for the six months ended October 29, 2010 compared to the six months ended October 30, 2009. The increase in short-term borrowings was caused by an increase in commercial paper for share repurchases and other general corporate uses that occurred during the six months ended October 29, 2010. Additionally, during the six months ended October 29, 2010 we repaid $400 million of our 2005 Senior Notes that were due in September 2010.

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

We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, or cash flows. Presented below is a summary of contractual obligations and other minimum commercial commitments as of October 29, 2010. See Note 8 to the condensed consolidated financial statements for additional information regarding long-term debt. Additionally, see Note 14 to the condensed consolidated financial statements for additional information regarding accrued income tax obligations, which are not reflected in the table below.

	Maturity by Fiscal Year
(in millions)	Total	Remaining 2011	2012	2013	2014	2015	Thereafter
Contractual obligations related to off-balance sheet arrangements:
Operating leases (1)	$390	$70	$95	$72	$53	$33	$67
Inventory purchases (2)	346	152	153	15	12	10	4
Commitments to fund minority investments/contingent acquisition consideration (3)	397	220	99	16	10	18	34
Interest payments (4)	2,597	142	252	252	216	191	1,544
Other (5)	242	97	71	24	18	15	17
Total	$3,972	$681	$670	$379	$309	$267	$1,666

Contractual obligations reflected in the balance sheet:
Long-term debt, including current portion (6)	$9,509	$2,214	$32	$2,254	$588	$1,327	$3,094
Capital leases	18	—	1	1	1	1	14
Total	$9,527	$2,214	$33	$2,255	$589	$1,328	$3,108

(1)	Certain leases require us to pay real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These future costs are not included in the schedule above.

(2)

We have included inventory purchase commitments which are legally binding and specify minimum purchase quantities. These purchase commitments do not exceed our projected requirements and are in the normal course of business. These commitments do not include open purchase orders.

(3)

Certain commitments related to the funding of minority investments and/or previous acquisitions are contingent upon the achievement of certain product-related milestones and various other favorable operational conditions. While it is not certain if and/or when these payments will be made, the maturity dates included in this table reflect our best estimates. In accordance with new authoritative accounting guidance on business combinations effective in fiscal year 2010, we are required to record the fair value of contingent acquisition considerations as a liability on the consolidated balance sheet on a prospective basis, therefore, contingent acquisition considerations are not included in the off-balance sheet disclosure for acquisitions subsequent to April 24, 2009. The table above excludes our subsequent acquisition of Oteotech and our pending acquisition of Ardian.

(4)

Interest payments in the table above reflect the interest on our outstanding debt, including the $3.000 billion of 2010 Senior Notes, $1.250 billion of 2009 Senior Notes, $4.400 billion of Senior Convertible Notes, $600 million of 2005 Senior Notes, and $15 million of Contingent Convertible Debentures. The interest rate on each outstanding obligation varies and interest is payable semi-annually. The interest rate is 3.000 percent on $1.250 billion of the 2010 Senior Notes due 2015, 4.450 percent on $1.250 billion of the 2010 Senior Notes due 2020, 5.550 percent on $500 million of the 2010 Senior Notes due 2040, 4.500 percent on $550 million of the 2009 Senior Notes due 2014, 5.600 percent on $400 million of the 2009 Senior Notes due 2019, 6.500 percent on $300 million of the 2009 Senior Notes due 2039, 1.500 percent on the $2.200 billion Senior Convertible Notes due 2011, 1.625 percent on the $2.200 billion Senior Convertible Notes due 2013, 4.750 percent on the $600 million of 2005 Senior Notes due 2015, and 1.250 percent on the Contingent Convertible Debentures due 2021. The table above excludes the impact of the debt discount amortization on the Senior Convertible Notes.

(5)	These obligations include certain research and development arrangements.

(6)

Long-term debt in the table above includes $3.000 billion 2010 Senior Notes, $1.250 billion 2009 Senior Notes, $4.400 billion Senior Convertible Notes, $600 million 2005 Senior Notes, and $15 million related to our Contingent Convertible Debentures. The table above excludes the remaining fair value from the five-year interest rate swap agreements entered into in November 2005 and the eight-year interest rate swap agreement entered into in June 2007 that were terminated in December 2008, and the three-year interest rate swap agreements entered into in March 2010 that were terminated in July 2010 and August 2010. The table above includes the impact of the five-year interest rate swaps entered into in June 2009, December 2009, and March 2010 along with the three-year interest rate swap agreements entered into in March 2010. See Note 9 to the condensed consolidated financial statements for additional information regarding the interest rate swap agreement terminations.

DEBT AND CAPITAL

Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of total interest-bearing debt and equity was 42 percent as of October 29, 2010 and 39 percent at April 30, 2010.

Share Repurchase Program

In June 2009, our Board of Directors authorized the repurchase of up to 60 million shares of our common stock, respectively.

As part of our focus on returning value to our shareholders, shares are repurchased from time to time. During the three and six months ended October 29, 2010, we repurchased approximately 3.8 million and 19.1 million shares, respectively, at an average price per share of $31.97 and $39.88, respectively. As of October 29, 2010, we had approximately 31.8 million shares remaining under current buyback authorizations approved by the Board of Directors.

Financing Arrangements

We have issued a combination of bank borrowings and commercial paper to fund our short-term needs. Short-term debt, including the current portion of debt and our capital lease obligations, as of October 29, 2010 was $3.417 billion compared to $2.575 billion as of April 30, 2010. We utilize a combination of Contingent Convertible Debentures, Senior Convertible Notes, and Senior Notes to meet our long-term financing needs. Long-term debt at October 29, 2010 was $7.148 billion compared to $6.944 billion at April 30, 2010. For more information on our financing arrangements, see Note 8 to the condensed consolidated financial statements.

Credit Arrangements and Debt Ratings

We had existing unsecured lines of credit of approximately $3.236 billion with various banks as of October 29, 2010. The existing lines of credit included a five-year $1.750 billion syndicated credit facility dated December 20, 2006 that will expire on December 20, 2011. The credit facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The credit facility provides us with the ability to increase its capacity by an additional $500 million at any time during the life of the five-year term of the agreement.

On November 2, 2007, we entered into a credit agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. The credit agreement provided a $300 million unsecured revolving credit facility that matured on November 2, 2010, with no outstanding balance as of that date.

In October 2010, certain of our subsidiaries entered into a credit agreement with Bank of America which is guaranteed by the Company. The credit agreement provides for a $260 million unsecured revolving credit facility maturing June 2011.

As of October 29, 2010 and April 30, 2010, we had unused credit lines and commercial paper capacity of approximately $2.487 billion and $3.274 billion, respectively.

We maintain a commercial paper program that allows us to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of October 29, 2010, outstanding commercial paper totaled $950 million. There was no outstanding commercial paper as of April 30, 2010. During the three and six months ended October 29, 2010, the weighted average original maturity of the commercial paper outstanding was approximately 71 days and 55 days, respectively, and the weighted average interest rate was 0.26 percent and 0.25 percent, respectively. The issuance of commercial paper reduces the amount of credit available under our existing lines of credit.

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

OPERATIONS OUTSIDE OF THE UNITED STATES

The table below illustrates U.S. net sales versus net sales outside the U.S. for the three and six months ended October 29, 2010 and October 30, 2009:

	Three months ended		Six months ended
(in millions)	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009
U.S. net sales	$2,295	$2,297	$4,524	$4,688
Non-U.S. net sales	1,608	1,541	3,153	3,083
Total net sales	$3,903	$3,838	$7,677	$7,771

For the three and six months ended October 29, 2010, consolidated net sales outside the U.S. grew 4 percent and 2 percent, respectively, over the same periods of the prior fiscal year. Foreign currency had an unfavorable impact of $29 million and $49 million on net sales during the three and six months ended October 29, 2010, respectively. For the three and six months ended October 29, 2010, our performance outside the U.S. was impacted by strong CardioVascular and Diabetes net sales, offset by weak net sales in CRDM.

Net sales outside the U.S. are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. Outstanding receivables from customers outside the U.S. totaled $2.024 billion at October 29, 2010, or 57 percent, of total outstanding accounts receivable, and $1.855 billion at April 30, 2010, or 55 percent, of total outstanding accounts receivable.

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

Our objective in managing exposure to currency exchange rate fluctuations is to minimize earnings and cash flow volatility associated with currency exchange rate changes. We enter into various contracts, principally forward contracts that change in value as foreign exchange rates change, to protect the U.S. dollar value of existing foreign currency assets, liabilities, net investments, and probable commitments. The gains and losses on these contracts offset changes in the value of the related exposures. It is our policy to enter into currency exchange rate hedging transactions only to the extent true exposures exist; we do not enter into currency exchange rate hedging transactions for speculative purposes.

We had foreign exchange rate derivative contracts outstanding in notional amounts of $6.936 billion and $5.495 billion as of October 29, 2010 and April 30, 2010, respectively. The fair value of these contracts as of October 29, 2010 was $108 million less than the original contract value. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at October 29, 2010 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by $602 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis. We are also exposed to interest rate changes affecting principally our investments in interest rate sensitive instruments, which include our fixed-to-floating interest rate swap agreements. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10 percent change in short-term interest rates compared to interest rates as of October 29, 2010 indicates that the fair value of these instruments would correspondingly change by $24 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the shares repurchased by Medtronic during the second quarter of fiscal year 2011:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
7/31/10-8/27/10	3,752,295	$31.97	3,752,295	31,777,769
8/28/10-10/1/10	—	—	—	31,777,769
10/2/10-10/29/10	—	—	—	31,777,769
Total	3,752,295	$31.97	3,752,295	31,777,769

(1)

In June 2009, the Company’s Board of Directors authorized the repurchase of 60 million shares of the Company’s stock. As authorized by the Board of Directors our program expires when its total number of authorized shares has been repurchased.

Item 6. Exhibits

(a)	Exhibits

	12.1	Medtronic, Inc. Computation of Ratio of Earnings to Fixed Charges.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Schema Document

	101.CAL	XBRL Calculation Linkbase Document

	101.DEF	XBRL Definition Linkbase Document

	101.LAB	XBRL Label Linkbase Document

	101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medtronic, Inc. (Registrant)

Date: December 8, 2010	/s/ William A. Hawkins
William A. Hawkins Chairman and Chief Executive Officer

Date: December 8, 2010	/s/ Gary L. Ellis
Gary L. Ellis Senior Vice President and Chief Financial Officer