Form 10-Q
period 2011-01-28
MEDTRONIC INC
filed 2011-03-09
CIK 64670

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 28, 2011

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
Yes   ☐     No   ☒

Shares of common stock, $.10 par value, outstanding on March 4, 2011: 1,069,376,816

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended		Nine months ended
	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010
	(in millions, except per share data)
Net sales	$3,961	$3,851	$11,638	$11,621

Costs and expenses:
Cost of products sold	986	912	2,842	2,800
Research and development expense	371	344	1,114	1,083
Selling, general, and administrative expense	1,394	1,328	4,098	4,019
Restructuring charges	—	—	—	62
Certain litigation charges, net	13	—	292	374
Purchased in-process research and development (IPR&D) and certain acquisition-related costs, net	(39)	—	—	—
Other expense, net	153	148	277	372
Interest expense, net	70	56	210	176
Total costs and expenses	2,948	2,788	8,833	8,886

Earnings before income taxes	1,013	1,063	2,805	2,735

Provision for income taxes	89	232	485	590

Net earnings	$924	$831	$2,320	$2,145

Basic earnings per share	$0.86	$0.75	$2.15	$1.94
Diluted earnings per share	$0.86	$0.75	$2.14	$1.93

Basic weighted average shares outstanding	1,073.9	1,105.0	1,079.8	1,108.3
Diluted weighted average shares outstanding	1,077.9	1,108.7	1,083.5	1,111.0

Cash dividends declared per common share	$0.225	$0.205	$0.675	$0.615

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 28, 2011	April 30, 2010
	(in millions, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$1,283	$1,400
Short-term investments	2,184	2,375
Accounts receivable, less allowances of $85 and $67, respectively	3,472	3,335
Inventories	1,682	1,481
Deferred tax assets, net	728	544
Prepaid expenses and other current assets	637	704

Total current assets	9,986	9,839

Property, plant, and equipment	5,793	5,358
Accumulated depreciation	(3,286)	(2,937)
Property, plant, and equipment, net	2,507	2,421

Goodwill	9,490	8,391
Other intangible assets, net	2,796	2,559
Long-term investments	5,578	4,632
Other assets	240	248

Total assets	$30,597	$28,090

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$3,674	$2,575
Accounts payable	486	420
Accrued compensation	789	1,001
Accrued income taxes	136	235
Other accrued expenses	1,329	890

Total current liabilities	6,414	5,121

Long-term debt	7,084	6,944
Long-term accrued compensation and retirement benefits	524	516
Long-term accrued income taxes	658	595
Long-term deferred tax liabilities, net	99	89
Other long-term liabilities	460	196

Total liabilities	15,239	13,461

Commitments and contingencies (Notes 3 and 19)	—	—

Shareholders’ equity:
Preferred stock— par value $1.00	—	—
Common stock— par value $0.10	107	110
Retained earnings	15,476	14,826
Accumulated other comprehensive loss	(225)	(307)

Total shareholders’ equity	15,358	14,629

Total liabilities and shareholders’ equity	$30,597	$28,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	January 28, 2011	January 29, 2010
	(in millions)
Operating Activities:
Net earnings	$2,320	$2,145
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	591	566
Amortization of discount on senior convertible notes	130	125
IPR&D charges	30	—
Provision for doubtful accounts	24	27
Deferred income taxes	(153)	127
Stock-based compensation	156	176
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(79)	(51)
Inventories	(113)	64
Accounts payable and accrued liabilities	(170)	67
Other operating assets and liabilities	(75)	213
Certain litigation charges, net	292	374
Certain litigation payments	(5)	(939)

Net cash provided by operating activities	2,948	2,894

Investing Activities:
Acquisitions, net of cash acquired	(1,268)	—
Purchase of intellectual property	(48)	(44)
Additions to property, plant, and equipment	(385)	(402)
Purchases of marketable securities	(4,518)	(4,381)
Sales and maturities of marketable securities	4,090	2,868
Other investing activities, net	(125)	(86)

Net cash used in investing activities	(2,254)	(2,045)

Financing Activities:
Change in short-term borrowings, net	1,395	520
Payments on long-term debt	(402)	(20)
Dividends to shareholders	(728)	(681)
Issuance of common stock	54	134
Repurchase of common stock	(1,140)	(634)

Net cash used in financing activities	(821)	(681)

Effect of exchange rate changes on cash and cash equivalents	10	24

Net change in cash and cash equivalents	(117)	192

Cash and cash equivalents at beginning of period	1,400	1,271

Cash and cash equivalents at end of period	$1,283	$1,463

Supplemental Cash Flow Information
Income taxes paid	$731	$300
Interest paid	290	278
Supplemental noncash financing activities:
Reclassification of senior notes from long-term to short-term debt	$—	$400

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

The Company’s fiscal years 2011, 2010, and 2009 will end or ended on April 29, 2011, April 30, 2010, and April 24, 2009, respectively. The nine months ended January 28, 2011 contained thirty-nine weeks, one fewer week than the comparable prior year period.

Note 2 – New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) updated the revenue recognition accounting guidance relating to the accounting for revenue arrangements that involve more than one deliverable or unit of accounting. The updated guidance requires companies to allocate arrangement considerations in multiple deliverable arrangements in a manner that better reflects the economics of the transaction by revising certain thresholds for separation, and providing criteria for allocation of revenue among deliverables. The updated guidance is effective for the Company beginning in fiscal year 2012. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company has evaluated the adoption of this guidance and it is not expected to have a material impact on the Company’s consolidated financial statements.

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

In December 2010, the FASB updated the accounting guidance relating to the annual goodwill impairment test. The updated guidance requires companies to perform the second step of the impairment test to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists when the carrying amount of a reporting unit is zero or negative. In considering whether it is more likely than not that a goodwill impairment exists, an entity shall evaluate whether there are adverse qualitative factors. The updated guidance is effective for the Company beginning in fiscal year 2012. The adoption of this guidance is not expected to have a material impact to the Company’s consolidated financial statements.

Note 3 – Acquisitions, IPR&D, and Certain Acquisition-Related Costs, Net

Subsequent Acquisition

On February 25, 2011, the Company acquired privately-held Jolife AB (Jolife). Jolife develops, manufactures, and markets the LUCAS Chest Compression System together with complementary technologies. Total consideration for the transaction was approximately $53 million. See Note 21 for additional information.

Acquisitions

On January 13, 2011, the Company acquired privately-held Ardian, Inc. (Ardian). The Company had previously invested in Ardian and held an 11.3 percent ownership position. Ardian develops catheter-based therapies to treat uncontrolled hypertension and related conditions. Total consideration for the transaction was $1.020 billion which includes the estimated fair value of revenue-based contingent consideration of $212 million. The terms of the transaction included an upfront cash payment of $717 million, excluding the Company’s pro-rata share in Ardian, plus potential future commercial milestone payments equal to the annual revenue growth beginning in fiscal year 2012 through the end of the Company’s fiscal year 2015. Based upon the preliminary acquisition valuation, the Company acquired $53 million of technology-based intangible assets that had an estimated useful life of 12 years at the time of acquisition, $190 million of IPR&D, $25 million of net liabilities, and $802 million of goodwill. The value attributable to IPR&D has been capitalized as an indefinite-lived intangible asset. Goodwill is not deductible for tax purposes.

In connection with the Ardian acquisition, the Company recognized a gain of $85 million on its previously held investment and incurred approximately $10 million of certain acquisition-related costs, which include acquisition-related banker fees and other professional service fees in the three months ended January 28, 2011, which were recorded in IPR&D and certain acquisition-related costs, net.

The Company has accounted for the acquisition of Ardian as a business combination. Under business combination accounting, the assets and liabilities of Ardian were recorded as of the acquisition date, at their respective fair values, and consolidated with the Company. The preliminary purchase price allocation is based on estimates of the fair value of assets acquired and liabilities assumed. The preliminary purchase price has been allocated as follows:

(in millions)
Current assets	$12
Property, plant, and equipment	1
IPR&D	190
Other intangible assets	53
Goodwill	802
Total assets acquired	1,058

Current liabilities	10
Long-term deferred tax liabilities	28
Total liabilities assumed	38
Net assets acquired	$1,020

On November 16, 2010, the Company acquired Osteotech, Inc. (Osteotech). Osteotech develops innovative biologic products for regenerative medicine. Under the terms of the agreement, Osteotech shareholders received $6.50 per share in cash for each share of Osteotech common stock that they owned. Total consideration for the transaction was $123 million. Based upon the preliminary acquisition valuation, the Company acquired $46 million of technology-based intangible assets that had an estimated useful life of 9 years at the time of acquisition, $1 million of IPR&D, $59 million of net tangible assets, and $17 million of goodwill. The value attributable to IPR&D has been capitalized as an indefinite-lived intangible asset. Goodwill is not deductible for tax purposes.

In connection with the Osteotech acquisition, the Company began to assess and formulate a plan for the elimination of duplicative positions and the termination of certain contractual obligations. As a result, the Company incurred approximately $21 million of certain acquisition-related costs, which include acquisition-related severance costs, change in control costs, and contract termination costs in the three months ended January 28, 2011, which were recorded in IPR&D and certain acquisition-related costs, net.

The Company has accounted for the acquisition of Osteotech as a business combination. Under business combination accounting, the assets and liabilities of Osteotech were recorded as of the acquisition date, at their respective fair values, and consolidated with the Company. The preliminary purchase price allocation is based on estimates of the fair value of assets acquired and liabilities assumed. The preliminary purchase price has been allocated as follows:

(in millions)
Current assets	$34
Property, plant, and equipment	21
IPR&D	1
Other intangible assets	46
Goodwill	17
Inventory	41
Other long-term assets	3
Total assets acquired	163

Current liabilities	19
Other long-term liabilities	15
Long-term deferred tax liabilities	6
Total liabilities assumed	40
Net assets acquired	$123

On September 14, 2010, the Company acquired a developer of vascular suturing products used in connection with cardiovascular and vascular procedures that require a puncture or incision to the artery. The terms of the transaction included an upfront payment of $15 million and additional payments of up to $10 million contingent upon achievement of certain milestones. Total consideration for the transaction was valued at approximately $21 million, which includes the estimated fair value of additional milestone-based contingent consideration of $6 million. The Company has accounted for this acquisition as a business combination.

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

In connection with the ATS Medical acquisition, the Company began to assess and formulate a plan for the elimination of duplicative positions and the termination of certain contractual obligations. As a result, the Company incurred approximately $24 million of certain acquisition-related costs, which include acquisition-related legal fees and severance costs, change in control costs, and contract termination costs in the three months ended October 29, 2010 which were recorded in IPR&D and certain acquisition-related costs, net.

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

(in millions)
Current assets	$51
Property, plant, and equipment	7
IPR&D	6
Other intangible assets	101
Goodwill	216
Long-term deferred tax assets	26
Total assets acquired	407

Current liabilities	13
Total liabilities assumed	13
Net assets acquired	$394

In June 2010, the Company acquired substantially all of the assets of Axon Surgical (Axon), a privately-held company. Prior to the acquisition, the Company distributed a large portion of Axon’s product. The agreement will allow the Company to bring to market the next generation of surgeon-directed and professionally supported spinal neuromonitoring technology and expand the availability of this technology. Total consideration for the transaction, net of cash acquired, was $62 million, which includes the settlement of existing Axon debt. In connection with the acquisition of Axon, the Company acquired $41 million of technology-based intangible assets that had an estimated useful life of 10 years at the time of acquisition, $5 million of tangible assets, and $16 million of goodwill. Goodwill is deductible for tax purposes. The Company has accounted for the acquisition of Axon as a business combination.

In August 2009, the Company acquired certain intangible assets related to the distribution of coronary products within the CardioVascular Japan business. In connection with the acquisition, the Company recorded $29 million of intangible assets with an estimated useful life of five years.

The pro forma impact of the above acquisitions was not significant, individually or in the aggregate, to the Company’s results for the three and nine months ended January 28, 2011 and January 29, 2010.

IPR&D Charges

During the three months ended January 28, 2011, the Company incurred a $15 million IPR&D charge related to two asset purchases in the CardioVascular and Surgical Technologies businesses. During the nine months ended January 28, 2011, the Company also incurred a $15 million IPR&D charge related to a milestone payment under the existing terms of a royalty bearing, non-exclusive patent cross-licensing agreement with NeuroPace, Inc. Product commercialization related to this technology had not yet been achieved. As a result, in accordance with authoritative guidance the payments for these transactions were immediately expensed as IPR&D since technological feasibility had not yet been reached and such technology has no future alternative use.

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

During the third quarter of fiscal year 2011, the Company decreased the undiscounted future contingent consideration by $81 million to reflect the achievement and subsequent payment of a revenue milestone to the former shareholders of CoreValve, Inc. in accordance with the fiscal year 2009 acquisition agreement. At January 28, 2011, the estimated maximum potential amount of undiscounted future contingent consideration that the Company is expected to make associated with all completed business combinations or purchases of intellectual property prior to April 24, 2009 was approximately $237 million. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2011 to 2016 in order for the consideration to be paid.

The fair value of contingent milestone payments associated with acquisitions subsequent to April 24, 2009 were remeasured as of January 28, 2011 at $321 million and are reflected in other long-term liabilities in the condensed consolidated balance sheets. The balance increased by approximately $185 million from the second quarter of fiscal year 2011 primarily as a result of the acquisitions that closed during the period. The change in fair value was not material for the three and nine months ended January 28, 2011 and is reflected as an expense in the condensed consolidated statement of earnings.

Note 4 – Certain Litigation Charges, Net

Certain Litigation Charges, Net

The Company classifies material litigation reserves and gains recognized as certain litigation charges, net.

During the three months ended January 28, 2011, the Company recorded certain litigation charges, net of $13 million related to an accounting charge for Other Matters litigation.

During the nine months ended January 28, 2011, the Company recorded certain litigation charges, net of $292 million, which related primarily to a $268 million settlement involving the Sprint Fidelis family of defibrillation leads and accounting charges for Other Matters litigation. The Sprint Fidelis settlement related to the resolution of certain outstanding product litigation related to the Sprint Fidelis family of defibrillation leads that were subject to a field action announced October 15, 2007. The terms of the agreement stipulate that, if Medtronic elects not to cancel the agreement, it will pay plaintiffs to settle substantially all pending U.S. lawsuits and claims, subject to certain conditions.

During the three months ended January 29, 2010, the Company did not incur any certain litigation charges, net.

During the nine months ended January 29, 2010, the Company recorded certain litigation charges, net of $374 million related to settlements with Abbott Laboratories (Abbott) and W.L. Gore & Associates (Gore). The Abbott settlement accounted for $444 million in litigation charges and the Gore settlement accounted for a $70 million certain litigation gain. The Abbott settlement related to the resolution of all outstanding intellectual property litigation. The terms of the Abbott agreement stipulate that neither party will sue the other in the field of coronary stent and stent delivery systems for a period of at least 10 years, subject to certain conditions. Both parties also agreed to a cross-license of the disputed patents within the defined field. The $444 million settlement amount included a $400 million payment made to Abbott and a $42 million success payment made to evYsio Medical Devices, LLC (evYsio). In addition, a $2 million payment was made to evYsio in connection with an amendment to the parties’ existing agreements in order to expand the scope of the definition of the license field from evYsio. The Gore settlement related to the resolution of outstanding patent litigation related to selected patents in Medtronic’s Jervis and Wiktor patent families. The terms of the agreement stipulate that neither party will sue the other in the defined field of use, subject to certain conditions. Medtronic granted Gore a worldwide, irrevocable, non-exclusive license in the defined field of use. In addition and subject to certain conditions, Gore will pay the Company quarterly payments that began in January 2010 through the fiscal quarter ending October 2018.

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

During the three and nine months ended January 28, 2011, the Company did not incur any restructuring charges.

In connection with the fiscal year 2009 initiative, as of the end of the first quarter of fiscal year 2010, the Company had identified approximately 1,500 positions for elimination which were achieved through early retirement packages offered to employees, voluntary separation, and involuntary separation. As of July 30, 2010, the fiscal year 2009 initiative was substantially complete.

A summary of the activity related to the fiscal year 2009 initiative is presented below:

	Fiscal Year 2009 Initiative
(in millions)	Employee Termination Costs	Asset Write-downs	Total
Balance as of April 25, 2008	$—	$—	$—
Restructuring charges	29	5	34
Payments/write-downs	(1)	(5)	(6)
Balance as of April 24, 2009	$28	$—	$28
Restructuring charges	53	10	63
Reversal of excess accrual	(12)	—	(12)
Payments	(64)	(10)	(74)
Balance as of April 30, 2010	$5	$—	$5
Payments/write-downs	(5)	—	(5)
Balance as of July 30, 2010	$—	$—	$—

Note 6 – Investments

The Company invests in short-term and long-term investments, which consists primarily of marketable debt and equity securities.

Information regarding the Company’s short-term and long-term investments as of January 28, 2011 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$2,094	$19	$(7)	$2,106
Auction rate securities	186	—	(49)	137
Mortgage backed securities	771	8	(9)	770
U.S. government and agency securities	2,891	22	(3)	2,910
Foreign government and agency securities	182	1	—	183
Certificates of deposit	405	—	—	405
Other asset backed securities	336	1	(2)	335
Marketable equity securities	159	35	(1)	193
Trading securities:
Exchange-traded funds	33	4	—	37
Cost method, equity method, and other investments	686	—	—	686
Total short-term and long-term investments	$7,743	$90	$(71)	$7,762

Information regarding the Company’s short-term and long-term investments as of April 30, 2010 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$2,130	$16	$(12)	$2,134
Auction rate securities	194	—	(52)	142
Mortgage backed securities	724	8	(15)	717
U.S. government and agency securities	2,745	9	(1)	2,753
Foreign government and agency securities	118	1	—	119
Certificates of deposit	256	—	—	256
Other asset backed securities	315	1	(3)	313
Marketable equity securities	1	—	—	1
Trading securities:
Exchange-traded funds	29	1	—	30
Cost method, equity method, and other investments	542	—	—	542
Total short-term and long-term investments	$7,054	$36	$(83)	$7,007

Information regarding the Company’s available-for-sale and trading securities as of January 28, 2011 and April 30, 2010 is as follows:

	January 28, 2011		April 30, 2010
(in millions)	Short-term	Long-term	Short-term	Long-term
Available-for-sale securities	$2,184	$4,855	$2,375	$4,060
Trading securities	—	37	—	30
Total investments	$2,184	$4,892	$2,375	$4,090

The following table shows the gross unrealized losses and fair values of the Company’s available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category:

	January 28, 2011
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$526	$(2)	$25	$(5)
Auction rate securities	—	—	137	(49)
Mortgage backed securities	186	(2)	71	(7)
U.S. government and agency securities	462	(3)	—	—
Other asset backed securities	93	(1)	11	(1)
Marketable equity securities	2	(1)	—	—
Total short-term and long-term investments	$1,269	$(9)	$244	$(62)

	April 30, 2010
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$890	$(3)	$39	$(9)
Auction rate securities	—	—	142	(52)
Mortgage backed securities	97	—	92	(15)
U.S. government and agency securities	853	(1)	—	—
Other asset backed securities	95	(1)	19	(2)
Total short-term and long-term investments	$1,935	$(5)	$292	$(78)

The Company’s investments in marketable securities detailed above are classified and accounted for as available-for-sale and include corporate debt securities, mortgage backed and other asset backed securities including auction rate securities, and marketable equity securities. At January 28, 2011, the Company concluded that the unrealized losses associated with the remaining securities were not other-than-temporary as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of the amortized cost.

Activity related to the Company’s short-term and long-term investment portfolio is as follows:

	Three months ended
	January 28, 2011		January 29, 2010
(in millions)	Debt (a)	Equity (b) (c)	Debt (a)	Equity (b)
Proceeds from sales	$1,297	$—	$1,123	$19
Gross realized gains	$7	$85	$13	$8
Gross realized losses	$(4)	$—	$(1)	$—
Impairment losses recognized	$—	$(10)	$(1)	$(9)

	Nine months ended
	January 28, 2011		January 29, 2010
	Debt (a)	Equity (b) (c)	Debt (a)	Equity (b)
Proceeds from sales	$4,090	$—	$2,868	$19
Gross realized gains	$24	$85	$40	$8
Gross realized losses	$(11)	$—	$(4)	$—
Impairment losses recognized	$(5)	$(15)	$(11)	$(12)

(a)	Includes available-for-sale debt securities.
(b)	Includes marketable equity securities, cost method, equity method, exchange-traded funds, and other investments.
(c)	As a result of the Ardian acquisition that occurred during the three months ended January 28, 2011, the Company recognized an $85 million non-cash gain on its previously held minority investment.

The total other-than-temporary impairment losses on available-for-sale debt securities for the three and nine months ended January 28, 2011 were $1 million and $18 million, respectively, of which $1 million and $13 million, respectively, were recognized in other comprehensive income resulting in less than $1 million and $5 million, respectively, of charges being recognized in earnings. The total other-than-temporary impairment losses on available-for-sale debt securities for the three and nine months ended January 29, 2010 were $11 million and $28 million, respectively, of which $10 million and $17 million, respectively, were recognized in other comprehensive income resulting in $1 million and $11 million, respectively, of charges being recognized in earnings. These charges relate to credit losses on certain mortgage backed securities and auction rate securities. The amount of credit losses represents the difference between the present value of cash flows expected to be collected on these securities and the amortized cost. Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which invested, the Company believes it has recorded all necessary other-than-temporary impairments as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell before recovery of the amortized cost. For additional discussion, see the “Liquidity and Capital Resources” section of management’s discussion and analysis.

The following table shows the credit loss portion of other-than-temporary impairments on debt securities held by the Company as of the dates indicated and the corresponding changes in such amounts:

(in millions)
Balance as of April 30, 2010	$17
Additional credit losses recognized on securities previously impaired	2
Credit losses recognized on securities previously not impaired	1
Reductions for securities sold during the period	(1)
Balance as of July 30, 2010	$19
Additional credit losses recognized on securities previously impaired	1
Credit losses recognized on securities previously not impaired	1
Balance as of October 29, 2010	$21
Reductions for securities sold during the period	(1)
Balance as of January 28, 2011	$20

The January 28, 2011 balance of available-for-sale debt securities by contractual maturity is shown in the following table at fair value. Within the table, maturities of mortgage backed securities have been allocated based upon timing of estimated cash flows, assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	January 28, 2011
Due in one year or less	$2,414
Due after one year through five years	4,168
Due after five years through ten years	107
Due after ten years	157
Total debt securities	$6,846

As of January 28, 2011 and April 30, 2010, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method was $686 million and $542 million, respectively. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment. During the three months ended January 28, 2011, in accordance with authoritative guidance, the Company transferred investments accounted for as cost method investments with a cost basis of $145 million to available-for-sale marketable equity securities, due to restrictions on these investments being within one year from expiration. As of January 28, 2011, the Company recorded these investments at fair value resulting in a net unrealized gain of $31 million.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements Using Inputs Considered as
(in millions)	Fair Value as of January 28, 2011	Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$2,106	$—	$2,089	$17
Auction rate securities	137	—	—	137
Mortgage backed securities	770	—	734	36
U.S. government and agency securities	2,910	1,176	1,734	—
Foreign government and agency securities	183	—	183	—
Certificates of deposit	405	—	405	—
Other asset backed securities	335	—	329	6
Marketable equity securities	193	193	—	—
Exchange-traded funds	37	37	—	—
Derivative assets	198	79	119	—
Total assets	$7,274	$1,485	$5,593	$196

Liabilities:
Derivative liabilities	$184	$184	$—	$—
Total liabilities	$184	$184	$—	$—

		Fair Value Measurements Using Inputs Considered as
(in millions)	Fair Value as of April 30, 2010	Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$2,134	$—	$2,118	$16
Auction rate securities	142	—	—	142
Mortgage backed securities	717	—	678	39
U.S. government and agency securities	2,753	782	1,971	—
Foreign government and agency securities	119	—	119	—
Certificates of deposit	256	—	256	—
Other asset backed securities	313	—	297	16
Marketable equity securities	1	1	—	—
Exchange-traded funds	30	30	—	—
Derivative assets	296	265	31	—
Total assets	$6,761	$1,078	$5,470	$213

Liabilities:
Derivative liabilities	$47	$47	$—	$—
Total liabilities	$47	$47	$—	$—

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

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain corporate debt securities, auction rate securities, certain mortgage backed securities, and certain other asset backed securities for which there was a decrease in the observability of market pricing for these investments. At January 28, 2011, these securities were valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing, and amount of expected future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1 and Level 2 during the three and nine months ended January 28, 2011 or January 29, 2010. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

	Three months ended
(in millions)	January 28, 2011	January 29, 2010
Beginning Balance	$202	$218
Total realized losses and other-than-temporary impairment losses included in earnings	—	(1)
Total unrealized gains included in other comprehensive income	3	9
Net purchases, issuances, and settlements	(9)	(11)
Ending Balance	$196	$215

	Nine months ended
(in millions)	January 28, 2011	January 29, 2010
Beginning Balance	$213	$205
Total realized losses and other-than-temporary impairment losses included in earnings	(4)	(7)
Total unrealized gains included in other comprehensive income	10	53
Net purchases, issuances, and settlements	(23)	(36)
Ending Balance	$196	$215

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized.

The Company holds investments in equity and other securities that are accounted for using the cost or equity method, which are classified as long-term investments in the condensed consolidated balance sheets. The aggregate carrying amount of these investments approximated $686 million as of January 28, 2011 and $542 million as of April 30, 2010. These cost or equity method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s cost or equity method investments is not estimated if there are no identified events or changes in circumstance that may have a significant adverse effect on the fair value of these investments. During the three months ended January 28, 2011 and January 29, 2010, the Company determined that the fair values of certain cost method investments were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $10 million and $15 million in impairment charges during the three and nine months ended January 28, 2011, respectively, and $9 million and $12 million during the three and nine months ended January 29, 2010, respectively. The impairment charges related to the cost method investments were recorded in other expense, net in the condensed consolidated statements of earnings. These investments fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value, as the investments are privately held entities without quoted market prices. To determine the fair value of these investments, the Company used all pertinent financial information that was available related to the entities, including financial statements and market participant valuations from recent and proposed financing offerings.

The Company assesses the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The aggregate carrying amount of intangible assets approximated $2.796 billion as of January 28, 2011 and $2.559 billion as of April 30, 2010, respectively. These assets are measured at fair value on a nonrecurring basis. The fair value of the Company’s intangible assets is not estimated if there is no change in events or circumstances that indicate the carrying amount of an intangible asset may not be recoverable. During the three months ended January 28, 2011, the Company determined that a change in events and circumstances indicated that the carrying amount of an intangible asset may not be fully recoverable. To determine the impairment, the Company calculated the excess of the intangible asset’s carrying value over its fair value utilizing a discounted future cash flow analysis. As a result of the analysis performed, the fair value of the intangible asset was deemed to be less than the carrying value; resulting in a pre-tax impairment loss of $9 million that was recorded in other expense, net in the condensed consolidated statement of earnings. The Company did not record any other intangible asset impairments during the nine months ended January 28, 2011. The Company did not record any intangible asset impairments during the three and nine months ended January 29, 2010. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value.

The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of a property, plant, and equipment asset may not be recoverable. The Company did not recognize any significant impairments during the three and nine months ended January 28, 2011. The Company did not recognize any significant impairments during the three months ended January 29, 2010. During the nine months ended January 29, 2010, the Company recognized an impairment loss of $8 million, as part of the Company’s fiscal year 2009 and global realignment restructuring.

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company’s long-term debt, including the short-term portion, at January 28, 2011 was $9.654 billion compared to a carrying value of $9.295 billion, and at April 30, 2010 was $10.047 billion compared to a carrying value of $9.711 billion. Fair value was estimated using quoted market prices for the same or similar instruments. The fair values and carrying values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

Note 8 – Financing Arrangements

Senior Convertible Notes

In April 2006, the Company issued $2.200 billion of 1.500 percent Senior Convertible Notes due 2011 (2011 Senior Convertible Notes) and $2.200 billion of 1.625 percent Senior Convertible Notes due 2013 (2013 Senior Convertible Notes) (collectively, the Senior Convertible Notes). The Senior Convertible Notes were issued at par and pay interest in cash semi-annually in arrears on April 15 and October 15 of each year. The Senior Convertible Notes are unsecured, senior obligations and rank equally with all other unsecured and unsubordinated indebtedness.

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

The following table provides equity and debt information for the Senior Convertible Notes under the convertible debt guidance.

	2011 Senior Convertible Notes		2013 Senior Convertible Notes
(in millions)	January 28, 2011	April 30, 2010	January 28, 2011	April 30, 2010
Carrying amount of the equity component	$420	$420	$547	$547

Principal amount of the Senior Convertible Notes	$2,200	$2,200	$2,200	$2,200
Unamortized discount	(20)	(90)	(198)	(259)
Net carrying amount	$2,180	$2,110	$2,002	$1,941

As of January 28, 2011, the unamortized balance of the debt discount will be amortized over the remaining life of the Senior Convertible Notes, which is approximately three months for the 2011 Senior Convertible Notes and approximately two years and three months for the 2013 Senior Convertible Notes. The following table provides interest rate and interest expense amounts related to the Senior Convertible Notes.

	2011 Senior Convertible Notes		2013 Senior Convertible Notes
	Three months ended		Three months ended
(in millions, except interest rate)	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010
Effective interest rate	5.97%	5.97%	6.03%	6.03%
Interest cost related to contractual interest coupon	$8	$8	$9	$9
Interest cost related to amortization of the discount	$24	$22	$21	$20

	2011 Senior Convertible Notes		2013 Senior Convertible Notes
	Nine months ended		Nine months ended
(in millions, except interest rate)	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010
Effective interest rate	5.97%	5.97%	6.03%	6.03%
Interest cost related to contractual interest coupon	$25	$25	$27	$28
Interest cost related to amortization of the discount	$70	$67	$61	$60

Senior Notes

In March 2010, the Company issued three tranches of Senior Notes (collectively, the 2010 Senior Notes) with the aggregate face value of $3.000 billion. The first tranche consisted of $1.250 billion of 3.000 percent Senior Notes due 2015, the second tranche consisted of $1.250 billion of 4.450 percent Senior Notes due 2020, and the third tranche consisted of $500 million of 5.550 percent Senior Notes due 2040. All three tranches were issued at a discount which resulted in an effective interest rate of 3.002 percent, 4.470 percent, and 5.564 percent, respectively. Interest on each series of the 2010 Senior Notes is payable semi-annually, on March 15 and September 15 of each year, commencing September 15, 2010. The 2010 Senior Notes are unsecured, senior obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the 2010 Senior Notes were issued contain customary covenants, all of which the Company remains in compliance with as of January 28, 2011. The Company used the net proceeds from the sale of the 2010 Senior Notes for working capital and general corporate uses, which may include repayment of its indebtedness that matures in fiscal year 2011. This indebtedness includes the $2.200 billion of 1.500 percent Senior Convertible Notes due in April 2011.

In March 2009, the Company issued three tranches of Senior Notes (collectively, the 2009 Senior Notes) with the aggregate face value of $1.250 billion. The first tranche consisted of $550 million of 4.500 percent Senior Notes due 2014, the second tranche consisted of $400 million of 5.600 percent Senior Notes due 2019, and the third tranche consisted of $300 million of 6.500 percent Senior Notes due 2039. The first tranche was issued at par, the second tranche was issued at a discount, which resulted in an effective interest rate of 5.609 percent, and the third tranche was issued at a discount, which resulted in an effective interest rate of 6.519 percent. Interest on each series of 2009 Senior Notes is payable semi-annually, on March 15 and September 15 of each year. The 2009 Senior Notes are unsecured, senior obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the 2009 Senior Notes were issued contain customary covenants, all of which the Company remained in compliance with as of January 28, 2011. The Company used the net proceeds from the sale of the 2009 Senior Notes for repayment of a portion of its commercial paper and for general corporate uses.

In September 2005, the Company issued two tranches of Senior Notes (collectively, the 2005 Senior Notes) with the aggregate face value of $1.000 billion. The first tranche consisted of $400 million of 4.375 percent that was repaid in September 2010 and the second tranche consisted of $600 million of 4.750 percent Senior Notes due 2015. Each tranche was issued at a discount which resulted in an effective interest rate of 4.433 percent and 4.760 percent for the five and ten year 2005 Senior Notes, respectively. Interest on each series of Senior Notes is payable semi-annually, on March 15 and September 15 of each year. The 2005 Senior Notes are unsecured, senior obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the 2005 Senior Notes were issued contain customary covenants, all of which the Company remains in compliance with as of January 28, 2011. The Company used the net proceeds from the sale of the 2005 Senior Notes for repayment of a portion of its commercial paper.

As of January 28, 2011, the Company had interest rate swap agreements designated as fair value hedges of underlying fixed rate obligations including the Company’s $1.250 billion 3.000 percent 2010 Senior Notes due 2015, the Company’s $600 million 4.750 percent 2005 Senior Notes due 2015, the Company’s $2.200 billion 1.625 percent Senior Convertible Notes due 2013, and the Company’s $550 million 4.500 percent 2009 Senior Notes due 2014. For additional information regarding the interest rate swap agreements, refer to Note 9.

Contingent Convertible Debentures

As of January 28, 2011 and April 30, 2010, the Company had $15 million remaining in aggregate principal amount of 1.250 percent Contingent Convertible Debentures, Series B due 2021 (the Debentures) outstanding. Interest is payable semi-annually. Each Debenture is convertible into shares of common stock at an initial conversion price of $61.81 per share; however, the Debentures are not convertible before their final maturity unless the closing price of our common stock reaches 110 percent of the conversion price for 20 trading days during a consecutive 30 trading day period. Upon conversion of the Debentures, the Company will pay holders cash equal to the lesser of the principal amount of the Debentures or their conversion value, and shares of the Company’s common stock to the extent the conversion value exceeds the principal amount of the Debentures. The Company may be required to repurchase the remaining Debentures at the option of the holders in September 2011 or 2016. For put options exercised by the holders of the Debentures, the purchase price is equal to the principal amount of the applicable Debenture plus any accrued and unpaid interest thereon to the repurchase date. If the put option is exercised, the Company will pay holders the repurchase price solely in cash. The Company can redeem the Debentures for cash at any time.

Commercial Paper

The Company maintains a commercial paper program that allows the Company to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of January 28, 2011, outstanding commercial paper totaled $1.175 billion. There was no outstanding commercial paper as of April 30, 2010. During the three and nine months ended January 28, 2011, the weighted average original maturity of the commercial paper outstanding is approximately 90 days and 68 days, respectively, and the weighted average interest rate is 0.25 percent for both periods. The issuance of commercial paper reduces the amount of credit available under the Company’s existing lines of credit.

Bank Borrowings

Bank borrowings consist primarily of borrowings from non-U.S. banks at interest rates considered favorable by management and where natural hedges can be gained for foreign exchange purposes and borrowings from U.S. banks.

Lines of Credit

The Company had existing unsecured lines of credit of approximately $3.436 billion with various banks at January 28, 2011. The existing lines of credit include a new four-year $2.250 billion syndicated credit facility dated December 9, 2010 that will expire on December 9, 2014 (New Facility). This New Facility replaced the Company’s five-year $1.750 billion syndicated credit facility which was scheduled to expire in December 2011. The New Facility provides the Company with the ability to increase its capacity by an additional $500 million at any time during the life of the four-year term of the agreement. The Company can also request the extension of the New Facility maturity date for one additional year, at the first and second anniversary of the date of this facility. The New Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes.

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

As of January 28, 2011 and April 30, 2010, $1.475 billion and $65 million, respectively, were outstanding on all lines of credit and commercial paper.

Interest rates on these borrowings are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. Facility fees are payable on the credit facilities and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which the Company remains in compliance with as of January 28, 2011.

As of January 28, 2011 and April 30, 2010, the Company had unused credit lines and commercial paper of approximately $1.961 billion and $3.274 billion, respectively.

Note 9 – Derivatives and Foreign Exchange Risk Management

The Company uses operational and economic hedges, as well as forward currency exchange rate derivative contracts and interest rate derivative instruments to manage the impact of currency exchange and interest rate changes on earnings and cash flows. The gross notional amount of all derivative contracts outstanding as of January 28, 2011 and April 30, 2010 was $10.465 billion and $10.095 billion, respectively. In order to reduce the uncertainty of currency exchange rate movements, the Company enters into derivative instruments, primarily forward currency exchange rate contracts, to manage its exposure related to currency exchange rate changes. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets, liabilities, net investments, and probable commitments. At inception of the forward contract, the derivative is designated as either a freestanding derivative, net investment hedge, or cash flow hedge. Principal currencies hedged are the Euro and the Japanese Yen. The Company does not enter into forward currency exchange derivative contracts for speculative purposes. The gross notional amount of these contracts outstanding as of January 28, 2011 and April 30, 2010 was $6.715 billion and $5.495 billion, respectively. The aggregate currency exchange rate losses were $2 million and $15 million for the three months ended January 28, 2011 and January 29, 2010, respectively. The aggregate foreign currency gains were $106 million and $40 million for the nine months ended January 28, 2011 and January 29, 2010, respectively. These gains/losses represent the net impact to the condensed consolidated statements of earnings for the derivative instruments presented below offset by remeasurement losses on foreign currency denominated assets and liabilities.

The information that follows explains the various types of derivatives and financial instruments used by the Company, how and why the Company uses such instruments, how such instruments are accounted for, and how such instruments impact the Company’s condensed consolidated balance sheets and statements of earnings.

Freestanding Derivative Forward Contracts

Freestanding derivative forward contracts are used to offset the Company’s exposure to the change in value of certain foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized currently in earnings, thereby offsetting the current earnings effect of the related change in U.S. dollar value of foreign currency denominated assets and liabilities. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts, not designated as hedging instruments, outstanding as of January 28, 2011 and April 30, 2010 was $2.154 billion and $1.839 billion, respectively.

The amount of gains/(losses) and location of the gains/(losses) in the condensed consolidated statements of earnings related to derivative instruments not designated as hedging instruments for the three and nine months ended January 28, 2011 and January 29, 2010 were as follows:

(in millions)

		Three months ended
Derivatives Not Designated as Hedging Instruments	Location	January 28, 2011	January 29, 2010
Foreign currency exchange rate contracts	Other expense, net	$(12)	$14

(in millions)

		Nine months ended
Derivatives Not Designated as Hedging Instruments	Location	January 28, 2011	January 29, 2010
Foreign currency exchange rate contracts	Other expense, net	$(33)	$(120)

Net Investment Hedges

Net investment hedges are used to hedge the long-term investment (equity) in foreign operations. For hedges that meet effectiveness requirements, the net gains/(losses) related to changes in the current exchange rates, or spot rates, are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive loss in the condensed consolidated balance sheets. Net gains/(losses) associated with changes in forward currency exchange rates of the contracts are reflected in other expense, net in the condensed consolidated statements of earnings. Recognition in earnings of amounts previously recorded as a cumulative translation adjustment is limited to circumstances such as complete or substantially complete liquidation of the long-term investment (equity) in foreign operations. The cash flows from these contracts are reported as investing activities in the condensed consolidated statements of cash flows. As of January 28, 2011 and April 30, 2010, there were no open net investment hedge contracts.

Cash Flow Hedges

Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. No gains or losses relating to ineffectiveness of cash flow hedges were recognized in earnings during the three and nine months ended January 28, 2011 and January 29, 2010. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued during the three and nine months ended January 28, 2011 and January 29, 2010. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at January 28, 2011 and April 30, 2010 was $4.561 billion and $3.656 billion, respectively, and will mature within the subsequent 39-month period.

The amount of gains/(losses) and location of the gains/(losses) in the condensed consolidated statements of earnings and other comprehensive income (OCI) related to derivative instruments designated as cash flow hedges for the three and nine months ended January 28, 2011 and January 29, 2010 are as follows:

Three months ended January 28, 2011
	Gross Gains Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions) Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$9	Other expense, net	$1
		Cost of products sold	13
Total	$9		$14

Three months ended January 29, 2010
	Gross Gains Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains/(Losses) on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions) Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$118	Other expense, net	$(26)
		Cost of products sold	14
Total	$118		$(12)

Nine months ended January 28, 2011
	Gross Losses Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions) Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$(327)	Other expense, net	$71
		Cost of products sold	18
Total	$(327)		$89

Nine months ended January 29, 2010
	Gross Losses Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains/(Losses) on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions) Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$(376)	Other expense, net	$(13)
		Cost of products sold	40
Total	$(376)		$27

As of January 28, 2011 and April 30, 2010, the Company had a balance of $(117) million and $91 million in after-tax net unrealized (losses)/gains associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $76 million in losses of this balance will be reclassified into the consolidated statement of earnings over the next twelve months.

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

As of January 28, 2011 and April 30, 2010, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations.

In March 2010, the Company entered into 12 five-year fixed-to-floating interest rate swap agreements with a consolidated notional amount of $1.850 billion. Nine of these interest rate swap agreements were designated as fair value hedges of the fixed interest rate obligation under the Company’s $1.250 billion 3.000 percent Senior Notes due 2015. The remaining three interest rate swap agreements were designated as fair value hedges of the fixed interest rate obligation under the Company’s $600 million 4.750 percent Senior Notes due 2015. On the first nine interest rate swap agreements, the Company pays variable interest equal to the three-month London Interbank Offered Rate (LIBOR) plus 36.00 basis points and it receives a fixed interest rate of 3.000 percent. On the remaining three interest rate swap agreements, the Company pays variable interest equal to the LIBOR plus 185.00 basis points and it receives a fixed interest rate of 4.750 percent.

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

The market value of these interest rate swap agreements was a $119 million unrealized gain and the market value of the hedged item was a $121 million unrealized loss at January 28, 2011 which were recorded in other assets with the offset recorded in long-term debt in the condensed consolidated balance sheet. Hedge ineffectiveness was not material for the three months ended January 28, 2011. Hedge ineffectiveness was $2 million for the nine months ended January 28, 2011 which was recorded as an increase in interest expense, net in the condensed consolidated statement of earnings. The gross notional amount of these contracts, designated as fair value hedges outstanding at January 28, 2011 was $3.750 billion.

During the three and nine months ended January 29, 2010, the Company did not have any ineffective fair value hedging instruments. In addition, the Company did not recognize any gains or losses during the three and nine months ended January 28, 2011 and January 29, 2010 on firm commitments that no longer qualify as fair value hedges.

Balance Sheet Presentation

The following table summarizes the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheet as of January 28, 2011 and April 30, 2010. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not, and are further segregated by type of contract within those two categories.

January 28, 2011

	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign currency exchange contracts	Prepaid expenses and other current assets	$60	Other accrued expenses	$134
Interest rate contracts	Other assets	119
Foreign currency exchange contracts	Other assets	19	Other long-term liabilities	47
Total derivatives designated as hedging instruments		$198		$181

Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Prepaid expenses and other current assets	$—	Other accrued expenses	$3
Total derivatives not designated as hedging instruments		$—		$3
Total derivatives		$198		$184

April 30, 2010

	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$198	Other accrued expenses	$44
Interest rate contracts	Other assets	31
Foreign currency exchange rate contracts	Other assets	65	Other long-term liabilities	2
Total derivatives designated as hedging instruments		$294		$46

Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$2	Other accrued expenses	$1
Total derivatives not designated as hedging instruments		$2		$1
Total derivatives		$296		$47

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of interest-bearing investments, forward exchange derivative contracts, and trade accounts receivable.

The Company maintains cash and cash equivalents, investments, and certain other financial instruments (including forward exchange contracts) with various major financial institutions. The Company performs periodic evaluations of the relative credit standings of these financial institutions and limits the amount of credit exposure with any one institution. In addition, the Company has collateral credit agreements with its primary derivatives counterparties. Under these agreements either party is required to post eligible collateral when the market value of transactions covered by the agreement exceeds specific thresholds, thus limiting credit exposure for both parties. As of January 28, 2011 there was no collateral pledged or received as the specific thresholds set forth in the agreements were not exceeded for either party. As of April 30, 2010, the Company had received cash collateral of $123 million from its counterparty. The collateral primarily supports the approximate fair value of the Company’s derivative contracts. The collateral received obligation was recorded as an increase in cash and cash equivalents with the offset recorded as an increase in other accrued expenses on the consolidated balance sheets.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. However, a significant amount of trade receivables are with national healthcare systems in many countries. In light of the current economic state of many foreign countries, the Company continues to monitor their creditworthiness. Although the Company does not currently foresee a significant credit risk associated with these receivables, repayment is dependent upon the financial stability of the economies of those countries. As of January 28, 2011 and April 30, 2010, no customer or no one national healthcare system represented more than 10 percent of the outstanding accounts receivable.

Note 10 – Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

(in millions)	January 28, 2011	April 30, 2010
Finished goods	$1,036	$896
Work in process	262	269
Raw materials	384	316
Total	$1,682	$1,481

Note 11 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended January 28, 2011 are as follows:

(in millions)	Cardiac and Vascular Group	Restorative Therapies Group	Total
Balance as of April 30, 2010	$1,588	$6,803	$8,391
Goodwill as a result of acquisitions	1,024	33	1,057
Purchase accounting adjustments, net	27	1	28
Currency adjustment, net	1	13	14
Balance as of January 28, 2011	$2,640	$6,850	$9,490

Intangible assets, excluding goodwill, as of January 28, 2011 and April 30, 2010 are as follows:

(in millions)	Purchased Technology and Patents	Trademarks and Tradenames	Acquired IPR&D	Other	Total
Amortizable intangible assets as of January 28, 2011:
Original cost	$3,531	$373	$328	$164	$4,396
Accumulated amortization	(1,216)	(281)	—	(103)	(1,600)
Carrying value	$2,315	$92	$328	$61	$2,796

Amortizable intangible assets as of April 30, 2010:
Original cost	$3,300	$373	$114	$252	$4,039
Accumulated amortization	(1,040)	(254)	—	(186)	(1,480)
Carrying value	$2,260	$119	$114	$66	$2,559

Amortization expense for the three and nine months ended January 28, 2011 was $86 million and $253 million, respectively, and for the three and nine months ended January 29, 2010 was $80 million and $238 million, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets excluding any possible future amortization associated with acquired IPR&D, which has not met technological feasibility, is as follows:

(in millions) Fiscal Year	Amortization Expense
Remaining 2011	$91
2012	333
2013	316
2014	305
2015	289
Thereafter	1,134
$2,468

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

Changes in the Company’s product warranties during the nine months ended January 28, 2011 and January 29, 2010 consisted of the following:

	Nine months ended
(in millions)	January 28, 2011	January 29, 2010
Balance at the beginning of the period	$45	$35
Warranty claims provision	20	32
Settlements made	(20)	(31)
Balance at the end of the period	$45	$36

Note 13 – Interest Expense, Net

Interest income and interest expense for the three and nine months ended January 28, 2011 and January 29, 2010 are as follows:

	Three months ended		Nine months ended
(in millions)	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010
Interest income	$(43)	$(41)	$(122)	$(118)
Interest expense	113	97	332	294
Interest expense, net	$70	$56	$210	$176

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

Note 14 – Income Taxes

During the three months ended January 28, 2011, the Company recorded a $104 million net benefit associated with the resolution of U.S. federal and foreign income tax audits, the retroactive renewal and extension of the U.S. federal research and development credit, finalization of certain tax returns, changes to uncertain tax position reserves, and a tax benefit related to a Puerto Rico excise tax for the month of January 2011, which substantially offsets the corresponding excise tax recorded within other expense, net in the condensed consolidated statement of earnings. In addition to the $104 million tax benefit, the Company recorded a $45 million net benefit associated with foreign dividend distributions, finalization of certain tax returns, and changes to uncertain tax position reserves during the nine months ended January 28, 2011. These tax adjustments are operational in nature and are recorded in provision for income taxes on the condensed consolidated statement of earnings.

On December 7, 2010, the Company and the Internal Revenue Service (IRS) reached settlement with respect to the audits of fiscal years 1997, 1998, and 1999 and the allocation of income between Medtronic, Inc. and its wholly owned subsidiary in Switzerland. The impact from this settlement has been recorded in the provision for income taxes in the condensed consolidated statements of earnings for the three months ended January 28, 2011.

On December 23, 2010, the IRS issued a statutory notice of deficiency for fiscal years 2005 and 2006. The significant issues that could effect the Company’s tax payments that remain unresolved relate to the allocation of income between Medtronic, Inc. and its wholly owned subsidiary operating in Puerto Rico, and the timing of the deductibility of a settlement payment. The Company intends to file a Petition with the U.S. Tax Court and vigorously defend its positions. In addition, the Company continues to believe its reserves for uncertain tax positions remain appropriate for these issues.

During the nine months ended January 28, 2011, the Company’s gross unrecognized tax benefits increased from $538 million to $613 million. In addition, the Company has accrued interest and penalties of $82 million as of January 28, 2011. If all of the Company’s unrecognized tax benefits were recognized, approximately $533 million would impact the Company’s effective tax rate. The Company records the gross unrecognized tax benefit as a long-term liability as it does not expect significant payments to occur or the total amount of unrecognized tax benefits to change significantly over the next 12 months.

The Company will continue to recognize interest and penalties related to income tax matters in the provision for income taxes in the condensed consolidated statements of earnings and record the liability in the current or long-term accrued income taxes in the condensed consolidated balance sheets, as appropriate.

Other than the resolution of fiscal years 1997, 1998, and 1999 audits with the IRS on December 7, 2010 and the receipt of the statutory notice of deficiency for fiscal years 2005 and 2006 on December 23, 2010, as of January 28, 2011, there were no changes to significant unresolved matters with the IRS or foreign tax authorities from what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010.

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

Presented below is a reconciliation between basic and diluted earnings per share:

	Three months ended		Nine months ended
(in millions, except per share data)	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010
Numerator:
Net earnings	$924	$831	$2,320	$2,145
Denominator:
Basic – weighted average shares outstanding	1,073.9	1,105.0	1,079.8	1,108.3
Effect of dilutive securities:
Employee stock options	0.4	1.0	0.4	0.7
Employee restricted stock units	3.4	2.2	3.1	1.6
Other	0.2	0.5	0.2	0.4
Diluted – weighted average shares outstanding	1,077.9	1,108.7	1,083.5	1,111.0

Basic earnings per share	$0.86	$0.75	$2.15	$1.94
Diluted earnings per share	$0.86	$0.75	$2.14	$1.93

The calculation of weighted average diluted shares outstanding excludes options for approximately 66 million and 62 million common shares for the three and nine months ended January 28, 2011, respectively, and approximately 72 million and 67 million for the three and nine months ended January 29, 2010, respectively, as the exercise price of those options was greater than the average market price for the period, resulting in an anti-dilutive effect on diluted earnings per share. For the three and nine months ended January 28, 2011 and January 29, 2010, common share equivalents related to the Company’s $4.400 billion of Senior Convertible Notes were anti-dilutive as the market price of the Company’s stock was below the conversion price of the Senior Convertible Notes and, therefore, were excluded from the calculation of weighted average diluted shares.

Note 16 – Comprehensive Income and Accumulated Other Comprehensive Loss

In addition to net earnings, comprehensive income includes changes in currency exchange rate translation adjustments (including the change in current exchange rates, or spot rates, of net investment hedges), unrealized gains and losses on currency exchange rate derivative contracts qualifying and designated as cash flow hedges, net changes in retirement obligation funded status, and unrealized gains and losses on available-for-sale marketable securities. Comprehensive income for the three months ended January 28, 2011 and January 29, 2010 was $1.096 billion and $883 million, respectively. Comprehensive income for the nine months ended January 28, 2011 and January 29, 2010 was $2.402 billion and $2.149 billion, respectively.

Presented below is a summary of activity for each component of accumulated other comprehensive loss:

(in millions)	Unrealized Gain/(Loss) on Investments	Cumulative Translation Adjustments	Net Change in Retirement Obligations	Unrealized Gain/(Loss) on Foreign Currency Exchange Rate Derivatives	Accumulated Other Comprehensive Loss
Balance as of April 30, 2010	$(30)	$243	$(612)	$91	$(307)
Period Change	21	(25)	8	(49)	(46)
Balance as of July 30, 2010	$(9)	$218	$(604)	$42	$(353)
Period Change	28	95	—	(167)	(44)
Balance as of October 29, 2010	$19	$313	$(604)	$(125)	$(397)
Period Change	146	13	5	8	172
Balance as of January 28, 2011	$165	$326	$(599)	$(117)	$(225)

Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in non-U.S. subsidiaries. The tax impact on the unrealized loss on foreign exchange rate derivatives for the three and nine months ended January 28, 2011 was $1 million of expense and $119 million of benefit, respectively. The tax expense on the unrealized gain on investments for the three and nine months ended January 28, 2011 was $89 million and $118 million, respectively. The tax benefit on the net change in retirement obligations was not material for the three and nine months ended January 28, 2011. During the three months ended January 28, 2011, the Company received shares in the form of a dividend related to a previous cost method investment, and in accordance with authoritative guidance, the Company recorded these shares as an investment and correspondingly recorded an unrealized gain.

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

The following table presents the components and classification of stock-based compensation expense recognized for the three and nine months ended January 28, 2011 and January 29, 2010:

	Three months ended		Nine months ended
(in millions)	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010
Stock options	$20	$23	$70	$91
Restricted stock awards	28	22	75	73
Employee stock purchase plan	4	3	11	12
Total stock-based compensation expense	$52	$48	$156	$176

Cost of products sold	$5	$5	$17	$20
Research and development expense	13	12	39	43
Selling, general, and administrative expense	34	31	100	113
Total stock-based compensation expense	$52	$48	$156	$176

Income tax benefits	(16)	(15)	(46)	(54)

Total stock-based compensation expense, net of tax	$36	$33	$110	$122

Note 18 – Retirement Benefit Plans

The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans (post-retirement benefits), defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the plans includes the following components for the three and nine months ended January 28, 2011 and January 29, 2010:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Three months ended		Three months ended		Three months ended
(in millions)	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010
Service cost	$22	$16	$9	$5	$5	$3
Interest cost	19	17	6	5	4	3
Expected return on plan assets	(26)	(25)	(6)	(5)	(3)	(2)
Amortization of net actuarial loss	8	1	1	—	1	1
Net periodic benefit cost	23	9	10	5	7	5
Special termination benefits	—	—	—	—	—	—
Total cost for period	$23	$9	$10	$5	$7	$5

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Nine months ended		Nine months ended		Nine months ended
(in millions)	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010
Service cost	$66	$46	$27	$19	$15	$9
Interest cost	57	51	18	15	12	11
Expected return on plan assets	(78)	(75)	(18)	(17)	(9)	(6)
Amortization of net actuarial loss	24	2	3	—	3	1
Net periodic benefit cost	69	24	30	17	21	15
Special termination benefits	—	7	—	—	—	2
Total cost for period	$69	$31	$30	$17	$21	$17

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

Litigation with Edwards Lifesciences, Inc.

On March 19, 2010, the U.S. District Court for the District of Delaware added Medtronic CoreValve LLC (CoreValve) as a party to litigation pending between Edwards Lifesciences, Inc. (Edwards) and CoreValve, Inc. In the litigation, Edwards asserted that CoreValve’s transcatheter aortic valve replacement product infringed three U.S. “Andersen” patents owned by Edwards. Before trial, the Court granted summary judgment to Medtronic as to two of the three patents. Following a trial, on April 1, 2010 a jury found that CoreValve willfully infringed a claim on the remaining Andersen patent and awarded total lost profit and royalty damages of $74 million. On May 28, 2010, Edwards filed a motion seeking an injunction against CoreValve. On February 7, 2011, the trial court ruled on post-trial motions, denying Edwards’ motions for an injunction, enhanced damages and attorneys fees and denying Medtronic’s motions to overturn the jury’s verdict. Medtronic has appealed to the U.S. Court of Appeals for the Federal Circuit.

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

Edwards also previously asserted that the CoreValve product infringed an Andersen patent in Germany and the United Kingdom, which is a counterpart to the U.S. Andersen patents. Courts in both countries found that the CoreValve product does not infringe the European Andersen patent. On February 11, 2010, a German appellate court issued its opinion affirming the trial court ruling that the CoreValve product does not infringe the Andersen patent in Germany. On June 30, 2010, the United Kingdom appellate court affirmed a trial court ruling that the CoreValve product does not infringe the Andersen patent in the United Kingdom. Both cases have been dismissed.

The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP.

Marquis/Maximo/InSync Matters

On February 10, 2005, Medtronic voluntarily began to advise physicians about the possibility that a specific battery shorting mechanism might manifest itself in a subset of implantable cardioverter defibrillators (ICDs) and cardiac resynchronization therapy-defibrillators (CRT-Ds). These included certain Marquis VR/DR and Maximo VR/DR ICDs and certain InSync I/II/III CRT-D devices. Subsequent to this voluntary field action, a number of lawsuits were filed against the Company alleging a variety of claims, including individuals asserting claims of personal injury and third-party payors alleging entitlement to reimbursement. These United States lawsuits were settled in 2008, and only a small number of individual cases remain. One third-party payor, Kinetic Knife, dismissed its original action without prejudice and on November 5, 2008 filed a putative class action relating to the same subject matter. Medtronic removed the case to the United States District Court for the District of Minnesota. Pretrial proceedings are underway.

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

Sprint Fidelis Product Liability Matters

On October 15, 2007, the Company voluntarily suspended worldwide distribution of its Sprint Fidelis (Fidelis) family of defibrillation leads. The leads are used to deliver therapy in patients with ICDs, but are generally not used in pacemaker patients. The U.S. Food and Drug Administration (FDA) subsequently classified the Company’s action as a Class I recall. As of February 1, 2011, approximately 4,000 lawsuits regarding the Fidelis leads have been filed against the Company, including approximately 47 putative class action suits reflecting a total of approximately 9,000 individual personal injury cases. In general, the suits allege claims of product liability, warranty, negligence, unjust enrichment, emotional distress, and consumer protection violations. One lawsuit includes a claim by an individual purporting to act as a surrogate for the Center for Medicare and Medicaid Services, and one lawsuit has been brought by a third-party payor as a putative class action suit. Approximately 2,800 of the lawsuits have been commenced in state court, generally alleging similar causes of action. Of those state court actions, almost all are pending before a single judge in Hennepin County District Court in the state of Minnesota. On October 22, 2009, that court granted, on grounds of federal preemption, Medtronic’s motion to dismiss ten cases that the parties had agreed represented all claims asserted in the cases pending before the Minnesota court. Plaintiffs’ appeal of the dismissals was heard by the Minnesota Court of Appeals on July 14, 2010. The Minnesota appellate court subsequently issued an order staying further proceedings of the appeal. The federal court cases were consolidated for pretrial proceedings before a single federal judge in the U.S. District Court for the District of Minnesota pursuant to the Multi-District Litigation (MDL) rules. On January 5, 2009, the MDL court dismissed with prejudice the master consolidated complaint for individuals and the master consolidated complaint for third-party payors on grounds of federal preemption. On May 12, 2009, the MDL court dismissed with prejudice 229 cases that adopted the master consolidated complaint and stayed all other cases pending further order of the court. On October 15, 2010, the U.S. Court of Appeals for the Eighth Circuit affirmed the dismissal of plaintiffs’ claims. On October 29, 2010, plaintiffs petitioned the Eighth Circuit for rehearing of their appeal.

The Company announced on October 14, 2010 it had entered into an agreement to settle the pending lawsuits as well as certain unfiled claims subject to opt-out rights by both plaintiffs and the Company, including the Company’s right to cancel the agreement. The terms of the agreement stipulate that, if Medtronic elects not to cancel the agreement, it will pay plaintiffs to settle substantially all pending U.S. lawsuits and claims, subject to certain conditions. The Company recorded an expense of $268 million related to probable and reasonably estimated damages under U.S. GAAP in connection with these matters during the nine months ended January 28, 2011.

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

Shareholder Related Matters

On August 11, 2008, Mark Brown filed a putative class action complaint against the Company and certain directors, officers, and other company personnel in the U.S. District Court for the District of Minnesota, alleging violations of the Employee Retirement Income Security Act of 1974 (ERISA). The plaintiffs claimed the defendants breached fiduciary duties by allegedly failing to properly disclose issues associated with the performance of Fidelis leads. On December 29, 2008, the plaintiff amended the complaint to add similar allegations relating to alleged off-label promotion of INFUSE Bone Graft and to amend the class. The defendants’ motion to dismiss was granted without prejudice on May 26, 2009 on the grounds plaintiff lacked standing to assert his claims. On December 13, 2010, the U.S. Court of Appeals for the Eighth Circuit affirmed the dismissal.

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

On February 24, 2009, Christin Wright filed a putative class action complaint against the Company and certain directors, officers, and other company personnel in the U.S. District Court for the District of Minnesota, alleging violations of ERISA. The plaintiff claimed the defendants breached fiduciary duties by allegedly failing to properly disclose the September 2008 settlement of the litigation with Fastenetix LLC and the October 2008 settlement of the Cordis litigation. On March 17, 2010, defendants’ motion to dismiss the allegations in the original complaint was granted without prejudice. On May 14, 2010, plaintiffs filed an amended complaint to add allegations similar to those made in the Brown case. On January 5, 2011, the defendants’ motion to dismiss was granted with prejudice. Plaintiffs did not seek an appeal.

The Company has not recorded an expense related to damages in connection with these shareholder related matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP.

Mirowski

Medtronic is a licensee to the RE 38,119 patent (‘119 Patent) and RE 38,897 patent (‘897 Patent) owned by Mirowski Family Ventures, LLC (Mirowski) relating to the treatment of hemodynamic dysfunction. Medtronic and Mirowski dispute the application of the ‘119 and ‘897 Patents to certain Medtronic cardiac resynchronization products. On December 17, 2007, Medtronic filed an action in U.S. District Court for the District of Delaware seeking a declaration that none of its products infringe any valid claims of either the ‘119 or ‘897 Patents. If certain conditions are fulfilled, the ‘119 and/or ‘897 Patents are determined to be valid and the Medtronic products are found to infringe the ‘119 and/or ‘897 Patents, Medtronic will be obligated to pay royalties to Mirowski based upon sales of certain CRT-D products. A bench trial concluded on March 13, 2010. As of January 28, 2011, the amount of disputed royalties and interest related to CRT-D products was $113 million. In accordance with U.S. GAAP, this amount has not been accrued because the outcome is not currently probable.

In addition, Medtronic is a licensee to the 4,407,288 Patent (‘288 Patent) owned by Mirowski relating to ICDs. Until November 2001, Medtronic accrued and paid royalties under the license based on a percentage of ICD sales. Medtronic and Mirowski dispute the application of the ‘288 Patent to certain Medtronic ICD products. In November 2001, Medtronic ceased paying royalties and entered into an agreement with Mirowski to pay putative royalties into an interest-bearing escrow account through the expiration of the ‘288 Patent in December of 2003. As of January 28, 2011, the current balance in the interest-bearing escrow account was $90 million. The parties also entered into a tolling agreement deferring and conditioning any litigation of the obligation to pay royalties upon certain conditions precedent.

Other Matters

On October 14, 2010, the Company received a subpoena issued by the United States Attorney’s Office for the Western District of New York pursuant to the Health Insurance Portability & Accountability Act of 1996 (HIPAA), relating to the Company’s sales, marketing, and reimbursement support practices regarding certain neurostimulation devices. The Company is fully cooperating with this investigation.

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

On September 16, 2009, the Company received a subpoena from the Office of Inspector General for the Department of Health and Human Services in the Eastern District of California requesting production of documents relating to the Company’s cardiac rhythm medical devices, including revenue, sales, marketing and promotional documents, documents relating to reimbursement communications to customers pertaining to the devices, documents relating to scientific studies and registries pertaining to the devices, and documents relating to payments or items of value provided to customers. The Company is fully cooperating with this inquiry.

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

On May 21, 2009, the Company received a subpoena from the United States Attorney’s Office for the District of Massachusetts pursuant to HIPAA seeking documents related to a study published in the British volume of the Journal of Bone & Joint Surgery, and contracts, research grants, speaking and education programs, and payments for certain named physicians. The Company is fully cooperating with this inquiry.

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

In accordance with U.S. GAAP, during the three and nine months ended January 28, 2011, the Company recorded $13 million and $24 million in expense, respectively, related to probable and reasonably estimated damages in connection with these subpoenas.

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

Note 20 – Segment and Geographic Information

Segment information

As a result of the changes discussed in Note 1, the Company now reports under two reportable segments and two operating segments, the Cardiac and Vascular Group and the Restorative Therapies Group. Accordingly, the segment information for the prior year has been restated in accordance with authoritative guidance on segment reporting. The Company’s Cardiac and Vascular Group consists of three businesses: CRDM, CardioVascular, and Physio-Control. The primary products sold by this operating segment include those for cardiac rhythm disorders, cardiovascular disease, and external defibrillation. The Company’s Restorative Therapies Group consists of four businesses: Spinal, Neuromodulation, Diabetes, and Surgical Technologies. The primary products sold by this operating segment include those for spinal conditions and musculoskeletal trauma, neurological disorders, urological and digestive disorders, diabetes, and ear, nose, and throat conditions.

The Company’s management evaluates performance and allocates resources based on profit or loss from operations before income taxes and interest expense, net, not including special charges, restructuring charges, certain litigation charges, net, IPR&D and certain acquisition-related costs, net, and certain tax adjustments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010.

Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. Net sales and earnings before income taxes by reportable segment are as follows:

	Three months ended		Nine months ended
(in millions)	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010
Cardiac and Vascular Group	$2,099	$2,065	$6,222	$6,256
Restorative Therapies Group	1,862	1,786	5,416	5,365
Total Net Sales	$3,961	$3,851	$11,638	$11,621

	Three months ended		Nine months ended
(in millions)	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010
Cardiac and Vascular Group	$678	$727	$2,104	$2,088
Restorative Therapies Group	500	489	1,488	1,461
Total Earnings Before Income Taxes of Reportable Segments	1,178	1,216	3,592	3,549
Restructuring charges	—	—	—	(69)
Certain litigation charges, net	(13)	—	(292)	(374)
IPR&D and certain acquisition-related costs, net	39	—	—	—
Interest expense, net	(70)	(56)	(210)	(176)
Corporate	(121)	(97)	(285)	(195)
Total Earnings Before Income Taxes	$1,013	$1,063	$2,805	$2,735

The following table presents the Company’s net assets by reportable segment:

(in millions)	January 28, 2011	April 30, 2010
Cardiac and Vascular Group	$6,840	$6,117
Restorative Therapies Group	10,589	10,638
Total Net Assets of Reportable Segments	17,429	16,755
Short-term borrowings	(3,674)	(2,575)
Long-term debt	(7,084)	(6,944)
Corporate	8,687	7,393
Total Net Assets	$15,358	$14,629

Geographic information

Net sales to external customers by geography are as follows:

	Three months ended		Nine months ended
(in millions)	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010
United States	$2,259	$2,236	$6,784	$6,925
Europe	1,022	1,013	2,881	2,921
Asia Pacific	532	475	1,537	1,396
Other Foreign	148	127	436	379
Total Net Sales	$3,961	$3,851	$11,638	$11,621

Note 21 – Subsequent Event

On February 25, 2011, the Company acquired privately-held Jolife. Jolife develops, manufactures, and markets the LUCAS Chest Compression System (LUCAS) together with complementary technologies. LUCAS assists first responders, paramedics, nurses, and physicians by delivering quality chest compressions – consistently and without interruptions. Total consideration for the transaction was approximately $53 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNDERSTANDING OUR FINANCIAL INFORMATION

The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic, Inc. and its subsidiaries (Medtronic or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended April 30, 2010. In addition, you should read this discussion along with our condensed consolidated financial statements and related Notes thereto as of January 28, 2011.

Financial Trends

Throughout this management’s discussion and analysis, you will read about transactions or events that materially contribute to or reduce earnings and materially affect financial trends. We refer to these transactions and events as either special charges (such as asset impairment or contributions to The Medtronic Foundation), restructuring charges, certain litigation charges, net, purchased in-process research and development (IPR&D) and certain acquisition-related costs, net, or certain tax adjustments. These charges, or benefits, result from facts and circumstances that vary in frequency and/or impact to operations. While understanding these charges or benefits is important to understanding and evaluating financial trends, other transactions or events may also have a material impact on financial trends. A complete understanding of the special charges, restructuring charges, certain litigation charges, net, IPR&D and certain acquisition-related costs, net, and certain tax adjustments is necessary in order to estimate the likelihood that financial trends will continue.

Our fiscal year-end is the last Friday in April, and therefore, the total weeks in a fiscal year can fluctuate between 52 and 53 weeks. Fiscal year 2011 is a 52-week year. Fiscal year 2010 was a 53-week year. As a result, our first quarter fiscal year 2011 results included one fewer week, resulting in an unfavorable impact on our net sales for the nine months ended January 28, 2011 compared to the same period in the prior year.

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

Net earnings for the third quarter of fiscal year 2011 were $924 million, or $0.86 per diluted share, as compared to net earnings of $831 million, or $0.75 per diluted share for the same period in the prior fiscal year, representing an increase of 11 percent and 15 percent, respectively. Net earnings for the three months ended January 28, 2011 included after-tax IPR&D and certain acquisition-related costs, net and certain litigation charges, net that increased net earnings by $38 million and had a $0.04 positive impact on diluted earnings per share. The increase in net earnings for the three months ended January 28, 2011 was primarily a result of an $85 million after-tax gain that is included within IPR&D and certain acquisition-related costs, net as a result of the acquisition of Ardian, Inc. (Ardian), in which we previously held an 11.3 percent ownership position. Net earnings for the three months ended January 29, 2010 were not impacted by restructuring charges, certain litigation charges, net, or IPR&D and certain acquisition-related costs, net. See further discussion of these charges in the “Restructuring Charges, Certain Litigation Charges, Net, and IPR&D and Certain Acquisition-Related Costs, Net” section of this management’s discussion and analysis.

Net earnings for the nine months ended January 28, 2011 were $2.320 billion, or $2.14 per diluted share, as compared to net earnings of $2.145 billion, or $1.93 per diluted share for the same period in the prior fiscal year, representing an increase of 8 percent and 11 percent, respectively. Net earnings for the nine months ended January 28, 2011 included after-tax IPR&D and certain acquisition-related costs, net and certain litigation charges, net that decreased net earnings by $267 million and had a $0.25 negative impact on diluted earnings per share. Net earnings for the nine months ended January 29, 2010 included after-tax restructuring and certain litigation charges, net that decreased net earnings by $366 million and had a $0.32 negative impact on diluted earnings per share. See further discussion of these charges in the “Restructuring Charges, Certain Litigation Charges, Net, and IPR&D and Certain Acquisition-Related Costs, Net” section of this management’s discussion and analysis.

The table below illustrates net sales by operating segment for the three and nine months ended January 28, 2011 and January 29, 2010:

	Three months ended			Nine months ended
(dollars in millions)	January 28, 2011	January 29, 2010	% Change	January 28, 2011	January 29, 2010	% Change
Cardiac and Vascular Group	$2,099	$2,065	2%	$6,222	$6,256	(1)%
Restorative Therapies Group	1,862	1,786	4	5,416	5,365	1
Total Net Sales	$3,961	$3,851	3%	$11,638	$11,621	—%

Net sales for the three and nine months ended January 28, 2011 were $3.961 billion and $11.638 billion, an increase of 3 percent and flat, respectively, from the same periods in the prior fiscal year. Foreign currency translation had an unfavorable impact of $22 million and $71 million on net sales for the three and nine months ended January 28, 2011, respectively, when compared to the same periods in the prior fiscal year. The net sales increase for the three months ended January 28, 2011 was driven by an increase of 2 percent in our Cardiac and Vascular Group and an increase of 4 percent in our Restorative Therapies Group. The Cardiac and Vascular Group’s positive performance was due to net sales growth in Structural Heart, Endovascular, and Atrial Fibrillation (AF) Solutions, offset by modest declines in CRDM implantables. Our Restorative Therapies Group’s positive performance was due to strong net sales in the Diabetes and Surgical Technologies businesses, as well as renewed growth in Spinal. The flat net sales for the nine months ended January 28, 2011 was driven by an increase of 1 percent in our Restorative Therapies Group offset by a decrease of 1 percent in our Cardiac and Vascular Group. Our Restorative Therapies Group’s positive performance was due to strong net sales in the Diabetes and Surgical Technologies businesses partially offset by weak net sales in our Spinal business. The Cardiac and Vascular Group’s negative performance was due to weak net sales in our CRDM business partially offset by net sales growth from our CardioVascular and Physio-Control businesses. Our nine months ended January 28, 2011 growth rates were negatively impacted by one fewer week in the current period compared the same period in the prior year. See our discussion in the “Net Sales” section of this management’s discussion and analysis for more information on the results of our significant operating segments.

We remain committed to our Mission of developing lifesaving and life-enhancing therapies to alleviate pain, restore health, and extend life. The diversity and depth of our current product offerings enable us to provide medical therapies to patients worldwide. We work to improve patient access through well-planned studies which show the safety, efficacy, and cost-effectiveness of our therapies, and our alliances with patients, clinicians, regulators, and reimbursement agencies. Our investments in research and development, strategic acquisitions, expanded clinical trials, and infrastructure provide the foundation for our growth. We are confident in our ability to drive long-term shareholder value using principles of our Mission, our strong product pipelines, and our continued commitment to innovative research and development.

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

In the event there is a special or restructuring charge, certain litigation charge, net, and/or IPR&D and certain acquisition-related costs, net recognized in our operating results, the tax cost or benefit attributable to that item is separately calculated and recorded. Because the effective rate can be significantly impacted by these discrete items that take place in the period, we often refer to our tax rate using both the effective rate and the non-GAAP nominal tax rate. The non-GAAP nominal tax rate is defined as the income tax provision as a percentage of earnings before income taxes, excluding special and restructuring charges, certain litigation charges, net, and IPR&D and certain acquisition-related costs, net, and certain tax adjustments. We believe this resulting non-GAAP financial measure provides useful information to investors because it excludes the effect of these discrete items so that investors can compare our recurring results over multiple periods. Investors should consider this non-GAAP measure in addition to, and not as a substitute for, financial performance measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP financial measure may not be the same as similar measures presented by other companies.

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

The Company’s overall tax rate including the tax impact of certain litigation charges, net and IPR&D and certain acquisition-related costs, net resulted in an effective tax rate of 8.76 percent and 17.28 percent for the three and nine months ended January 28, 2011, respectively. Excluding the impact of the certain litigation charges, net and IPR&D and certain acquisition-related costs, net for the three and nine months ended January 28, 2011, our operational tax adjustments and tax strategies have resulted in a non-GAAP nominal tax rate of 10.20 percent and 16.44 percent, respectively, versus the U.S. Federal statutory rate of 35.0 percent. An increase in our nominal tax rate of 1 percent would result in an additional income tax provision for the three and nine months ended January 28, 2011 of approximately $10 million and $31 million, respectively. See discussion of the tax rate and the tax adjustments in the “Income Taxes” section of this management’s discussion and analysis.

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

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of triggering events suggest that the carrying amount may be impaired.

The test for impairment requires us to make numerous estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our condensed consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. Goodwill was $9.490 billion and $8.391 billion as of January 28, 2011 and April 30, 2010, respectively.

Other intangible assets include patents, trademarks, purchased technology, and IPR&D. Intangible assets with a definite life are amortized on a straight-line or accelerated basis, as appropriate, with the estimated useful lives ranging from three to 20 years. We review all intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. Other intangible assets, net of accumulated amortization, were $2.796 billion and $2.559 billion as of January 28, 2011 and April 30, 2010, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

SUBSEQUENT ACQUISITION

On February 25, 2011, we acquired privately-held Jolife AB (Jolife). Jolife develops, manufactures, and markets the LUCAS Chest Compression System together with complementary technologies. Total consideration for the transaction was approximately $53 million.

ACQUISITIONS

Three and nine months ended January 28, 2011

On January 13, 2011, we acquired privately-held Ardian. We had previously invested in Ardian and held an 11.3 percent ownership position. Ardian develops catheter-based therapies to treat uncontrolled hypertension and related conditions. Total consideration for the transaction was $1.020 billion which includes the estimated fair value of revenue-based contingent consideration of $212 million. The terms of the transaction included an upfront cash payment of $717 million, excluding our pro-rata share in Ardian, plus potential future commercial milestone payments equal to the annual revenue growth beginning in fiscal year 2012 through the end of our fiscal year 2015. We recorded a gain of $85 million on our previously held investment.

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

The pro forma impact of the above acquisitions were not significant, individually or in the aggregate, to our results for the three and nine months ended January 28, 2011.

In addition to the acquisitions above, we periodically acquire certain tangible or intangible assets from enterprises that do not otherwise qualify for accounting as a business combination. These transactions are largely reflected in the condensed consolidated statements of cash flows as a component of investing activities under purchase of intellectual property.

NET SALES

The table below illustrates net sales by business and operating segment for the three and nine months ended January 28, 2011 and January 29, 2010:

	Three months ended			Nine months ended
(dollars in millions)	January 28, 2011	January 29, 2010	% Change	January 28, 2011	January 29, 2010	% Change
Defibrillation Systems	$735	$756	(3)%	$2,202	$2,286	(4)%
Pacing Systems	450	459	(2)	1,395	1,492	(7)
Other	36	28	29	98	80	23
CARDIAC RHYTHM DISEASE MANAGEMENT	1,221	1,243	(2)	3,695	3,858	(4)
Coronary and Peripheral	401	386	4	1,151	1,108	4
Structural Heart	241	216	12	703	640	10
Endovascular	132	120	10	376	359	5
CARDIOVASCULAR	774	722	7	2,230	2,107	6
PHYSIO-CONTROL	104	100	4	297	291	2
TOTAL CARDIAC AND VASCULAR GROUP	2,099	2,065	2	6,222	6,256	(1)
Core Spinal	626	630	(1)	1,882	1,968	(4)
Biologics	235	212	11	658	651	1
SPINAL	861	842	2	2,540	2,619	(3)
NEUROMODULATION	401	394	2	1,159	1,151	1
DIABETES	341	311	10	979	905	8
SURGICAL TECHNOLOGIES	259	239	8	738	690	7
TOTAL RESTORATIVE THERAPIES GROUP	1,862	1,786	4	5,416	5,365	1
TOTAL	$3,961	$3,851	3%	$11,638	$11,621	—%

Net sales for the three and nine months ended January 28, 2011 were unfavorably impacted by foreign currency translation of $22 million and $71 million, respectively, when compared to the same periods of the prior fiscal year. The primary exchange rate movements that impacted our consolidated net sales growth were the U.S. dollar as compared to the Euro and the Japanese Yen. The impact of foreign currency fluctuations on net sales was not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q and Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2010 for further details on foreign currency instruments and our related risk management strategies.

Cardiac and Vascular Group

The Cardiac and Vascular Group is composed of the CRDM, CardioVascular, and Physio-Control businesses. The Cardiac and Vascular Group’s products include pacemakers, implantable defibrillators, leads and delivery systems, ablation products, electrophysiology catheters, information systems for the management of patients with CRDM devices, coronary and peripheral stents and related delivery systems, therapies for uncontrolled hypertension, endovascular stent graft systems, heart valve replacement technologies, tissue ablation systems, open heart and coronary bypass grafting surgical products, external defibrillators including manual defibrillator/monitors used by hospitals and emergency response personnel, and automated external defibrillators used in commercial and public settings for the treatment of cardiac arrest. The Cardiac and Vascular Group net sales for the three and nine months ended January 28, 2011 were $2.099 billion and $6.222 billion, an increase of 2 percent and a decrease of 1 percent, respectively, over the same periods in the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three and nine months ended January 28, 2011 of approximately $15 million and $49 million, respectively, when compared to the same periods in the prior fiscal year. The Cardiac and Vascular Group’s performance for the three months ended January 28, 2011 was a result of strong sales in Structural Heart, Endovascular, and AF Solutions, offset by modest declines in CRDM defibrillation systems and pacing systems. The Cardiac and Vascular Group’s performance for the nine months ended January 28, 2011 was a result of declining net sales in CRDM defibrillation systems and pacing systems partially offset by growth in CardioVascular and AF Solutions. The third quarter of fiscal year 2011 reflects another quarter of relative stability in most businesses, as the Cardiac and Vascular Group’s growth is in-line with market growth rates; with net sales growth for the three months ended January 28, 2011 driven by strong international results from the AF Solutions, Structural Heart, Endovascular, and Coronary and Peripheral businesses offset by continued pricing pressures due to competition and reduced reimbursement in certain countries including Japan, where R-Zone and foreign reference pricing changes resulted in a decline in our selling prices. The decrease in net sales for the nine months ended January 28, 2011 was primarily the result of the extra selling week in the first quarter of the prior fiscal year, slowing of certain market growth rates compared to the prior year, as well as continued pricing pressures.

CRDM net sales for the three and nine months ended January 28, 2011 were $1.221 billion and $3.695 billion, a decrease of 2 percent and 4 percent, respectively, over the same periods in the prior fiscal year. The decrease in CRDM net sales for both the three and nine months ended January 28, 2011 was primarily due to the decline in sales of our defibrillation system and pacing system products. Worldwide net sales in our defibrillation system products declined because of continued pricing pressures due to the continued product mix shift from initial implants to replacement implants and due to the delay in the launch of the Protecta SmartShock (Protecta) family of devices in the U.S. as we awaited final resolution of our Mounds View U.S. Food and Drug Administration (FDA) warning letter which was not resolved until March 2011. Net sales of these products were also negatively impacted by recent competitive product launches in certain international markets. The decline in worldwide net sales of our defibrillation system products was partially offset by growth from Protecta outside the U.S., which was launched in certain markets late in fiscal year 2010. Additionally, worldwide net sales declined in our pacing system products because of the delay in the launch of the Revo Magnetic Resonance Imaging (MRI) pacing system as we awaited FDA approval and continued pricing pressures in certain markets outside the U.S., including the decline in our selling prices due to the R-Zone pricing changes in Japan.

CardioVascular net sales for the three and nine months ended January 28, 2011 were $774 million and $2.230 billion, an increase of 7 percent and 6 percent, respectively, over the same periods in the prior fiscal year. The increase in CardioVascular net sales for both the three and nine months ended January 28, 2011 was primarily due to growth outside the U.S. in our Coronary and Peripheral, Structural Heart, and Endovascular businesses. The primary contributors to net sales growth were driven by new product introductions including the Resolute drug-eluting stent and our Integrity bare metal stent within Coronary and Peripheral, the Endurant Abdominal and Valiant Captivia Thoracic Stent Graft Systems within Endovascular, as well as the recent launch in the U.S. of the Endurant Abdominal Stent Graft, and the continued acceptance of our transcatheter valves within Structural Heart. Additionally, the recent acquisitions of ATS Medical and Invatec S.p.A. (Invatec) contributed to the overall growth in net sales of the CardioVascular business.

Physio-Control net sales for the three and nine months ended January 28, 2011 were $104 million and $297 million, an increase of 4 percent and 2 percent, respectively, over the same periods in the prior fiscal year. The increase in net sales for the three and nine months ended January 28, 2011 was primarily due to growth in the U.S. of the LIFEPAK 15 and LIFEPAK 20e monitors/defibrillators, but continues to be affected by the slowdown in capital spending by certain governments as a result of the current global economic environment.

Looking ahead, we expect our Cardiac and Vascular Group should be impacted by the following:

•

The recent slow down in market growth rates. Our performance in the Cardiac and Vascular Group has been and will continue to be contingent upon continued market growth and our ability to increase or maintain our market position. The current Cardiac and Vascular Group market is impacted by increasing pricing pressures and competition.

•

Final resolution of our Mounds View and Puerto Rico FDA warning letters which occurred in March 2011. Prior to resolution of the warning letters, the FDA sent us approvable letters for both Protecta and the Consulta cardiac resynchronization therapy-pacemaker. As a result, we hope to have FDA approval of these devices in the near future.

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

•

Continued and future growth of the first MRI pacing system developed specifically for use in MRI machines. During the fourth quarter of fiscal year 2010 we launched Advisa MRI SureScan, our next generation MRI pacing system in Europe and, early in the fourth quarter of fiscal year 2011, we received FDA approval for the Revo MRI SureScan, our first generation MRI pacing system in the U.S. Both Advisa MRI SureScan and Revo MRI SureScan are designed to address and mitigate interactions between the pacing system and the magnetic resonance imaging environment. We believe these MRI compatible products will help drive share and alleviate pricing pressures.

•

Future growth from the launch of the Artic Front Cardiac CryoAblation Catheter system (Arctic Front system) in the U.S. during the third quarter of fiscal year 2011. The Arctic Front system is the first and only cryoballoon in the U.S. indicated for the treatment of drug refractory paroxysmal atrial fibrillation. The cryoballoon treatment involves a minimally-invasive procedure that efficiently creates circumferential lesions around the pulmonary vein, which is the source of erratic electrical signals that cause irregular heartbeat.

•

Continued acceptance of the Resolute drug eluting stent in markets outside the U.S. Resolute one-year clinical performance in the RESOLUTE All Comers Trial was found to be as safe and effective as a competitor’s drug eluting stent in unselected, complex patients.

•

Launch of the new Integrity bare metal stent and Resolute Integrity drug eluting coronary stent in certain international markets. The Integrity platform features a unique laser fused sinusoidal technology that is designed to significantly improve flexibility and conformability compared to Driver and other technologies. Additionally, the Resolute Integrity drug eluting coronary stent was launched in Europe in August 2010. While the global stent market continues to experience year-over-year declines, to date we have been successful in gaining share with this highly deliverable stent platform in those geographies where the product has been approved.

•

Future growth in the U.S. from the launch of the Endurant Abdominal Stent Graft System, which was approved and launched in the third quarter of fiscal year 2011. Early results indicate strong market acceptance similar to the launch outside the U.S. in fiscal year 2009.

•

Further and future growth in the U.S. and Japan from the Talent Thoracic Stent Graft System, which was initially released in fiscal year 2009 and the first quarter of fiscal year 2010, respectively. In the U.S., the Talent Thoracic Stent Graft System, on an improved delivery system, Captivia, was approved in October 2010 and was launched in November 2010. In addition, our Talent Abdominal Aortic Aneurysm Stent Graft System and improved delivery system, Xcelerant, for our Thoracic Stent Graft System was approved in Japan in the third quarter of fiscal year 2011.

•

Sales growth outside the U.S. with continued acceptance of our next generation Endurant Abdominal Stent Graft System and our Valiant Captivia Thoracic Stent Graft System. Valiant Captivia Thoracic Stent Graft System received Conformite Europeene (CE) Mark approval and was commercially launched in the second quarter of fiscal year 2010, and the Endurant Abdominal Stent Graft System was commercially launched in fiscal year 2009.

•

Continued acceptance of our CoreValve transcatheter heart valve technologies for the replacement of the aortic valve. CoreValve’s Percutaneous Revalving System has received CE Mark approval and is currently available outside the U.S. Additionally, during the third quarter of fiscal year 2011 we started the CoreValve U.S. pivotal study.

•

Continued contribution from Invatec and its affiliated companies into our CardioVascular business. We acquired Invatec and its affiliated companies in the fourth quarter of fiscal year 2010. Invatec is a developer of innovative medical technologies for interventional treatment of cardiovascular disease. We believe this acquisition should increase our competitive position in the peripheral vascular market.

•

Continued integration of ATS Medical, which was acquired in the second quarter of fiscal year 2011. ATS Medical is a leading developer, manufacturer, and marketer of products and services focused on cardiac surgery, including heart valves and surgical cryoablation technology. We believe this acquisition should increase our competitive position in the structural heart market.

•

Continued integration of Ardian, which was acquired towards the end of the third quarter of fiscal year 2011, on January 13, 2011. Ardian develops catheter-based therapies to treat uncontrolled hypertension and related conditions. Ardian’s Symplicity Catheter System addresses uncontrolled hypertension through renal denervation, or ablation of the nerves lining the renal arteries. It has received CE Mark and Australia’s Therapeutic Goods Administration listing. We believe this acquisition offers the opportunity to lead the development of renal denervation; it augments our existing interventional therapies; and, complements our catheter design and ablation technologies.

•

Future divestiture of Physio-Control. In February 2011, we announced our intention to reinitiate our efforts to divest Physio-Control now that the business has been operating at capacity for the past year.

Restorative Therapies Group

The Restorative Therapies Group is composed of the Spinal, Neuromodulation, Diabetes, and Surgical Technologies businesses. Products in the Restorative Therapies Group include products for various areas of the spine, bone graft substitutes, biologic products, implantable neurostimulation therapies and drug delivery devices for the treatment of chronic pain, movement disorders, obsessive-compulsive disorder (OCD), overactive bladder, urinary retention, and gastroparesis, external insulin pumps, subcutaneous continuous glucose monitoring (CGM) systems, and products to treat conditions of the ear, nose, and throat. Additionally, this group manufactures and sells image-guided surgery and intra-operative imaging systems. The Restorative Therapies Group net sales for the three and nine months ended January 28, 2011 were $1.862 billion and $5.416 billion, an increase of 4 percent and 1 percent, respectively, over the same periods in the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three and nine months ended January 28, 2011 of approximately $7 million and $22 million, respectively, when compared to the same periods in the prior fiscal year. The Restorative Therapies Group’s performance for the three months ended January 28, 2011 was a result of strong net sales in Diabetes and Surgical Technologies, as well as renewed growth in Spinal. The Restorative Therapies Group’s performance for the nine months ended January 28, 2011 was a result of strong sales in Diabetes and Surgical Technologies partially offset by weaker sales in Spinal. The third quarter of fiscal year 2011 reflects another quarter of relative stability in most businesses, as the Restorative Therapies Group’s growth is in-line with market growth rates. In addition, the Restorative Therapies Group net sales growth rate for the nine months ended January 28, 2011 was also negatively affected by the extra selling week in the first quarter of the prior fiscal year. See more detailed discussion of each business’s performance below.

Spinal net sales for the three and nine months ended January 28, 2011 were $861 million and $2.540 billion, an increase of 2 percent and a decrease of 3 percent, respectively, over the same periods in the prior fiscal year. The increase in Spinal net sales for the three months ended January 28, 2011 was primarily due to growth in our Solera products, TSRH 3Dx Spinal System, and Other Biologics, which benefited from our acquisition of Osteotech during the quarter. Additionally, Spinal net sales for both the three and nine months ended January 28, 2011 were negatively impacted primarily due to a continued decrease in demand for Kyphon Balloon Kyphoplasty (BKP) driven in part by the August 2009 vertebroplasty articles in the New England Journal of Medicine. For the nine months ended January 28, 2011, we have also seen a decrease in the number of Spinal procedures as certain patients are postponing elective procedures due to the current macroeconomic conditions. In addition, Spinal net sales were negatively impacted by continued pricing pressures and a challenging reimbursement environment in many of our major markets. These decreases were slightly offset by growth outside the U.S. including the positive impact from the joint venture with Shandong Weigao Group Medical Polymer Company Limited (Weigao). The joint venture distributes Medtronic’s spinal products and Weigao’s orthopedic products in China.

We continue to seek the FDA’s approval to market our new bone graft product, AMPLIFY rhBMP-2 Matrix (AMPLIFY) for single-level, posterolateral spinal fusion procedures in patients with degenerative disc disease. In the first quarter of fiscal year 2011, the FDA Orthopedic and Rehabilitation Devices Advisory Panel concluded that there was reasonable assurance that the AMPLIFY Matrix is safe and effective for the stated indication and that AMPLIFY’s benefits outweigh its risks. In the third quarter of fiscal year 2011, the FDA sent Medtronic a letter advising that they were not able to approve AMPLIFY at that time without additional information from Medtronic. We are in active dialogue with the FDA to address the issues in its letter, have been given the opportunity by the FDA to provide further information relevant to these issues, and are hopeful that the FDA will ultimately approve AMPLIFY.

Neuromodulation net sales for the three and nine months ended January 28, 2011 were $401 million and $1.159 billion, an increase of 2 percent and 1 percent, respectively, over the same periods in the prior fiscal year. The increase in net sales for the three and nine months ended January 28, 2011 was primarily due to the growth of Activa PC and RC deep brain stimulation (DBS) systems for movement disorders and InterStim Therapy for overactive bladder, urinary retention, and bowel control outside the U.S. partially offset by declines in pain management products. Additionally, growth rates for the nine months ended January 28, 2011 were impacted by the extra selling week in the first quarter of the prior fiscal year.

Diabetes net sales for the three and nine months ended January 28, 2011 were $341 million and $979 million, an increase of 10 percent and 8 percent, respectively, over the same periods in the prior fiscal year. Net sales increased worldwide, but was led by international sales growth of 13 percent and 11 percent, respectively, over the same periods of the prior fiscal year. This was the result of continued growth for our MiniMed Paradigm Veo System (Veo) in certain markets outside the U.S. In addition, the MiniMed Revel System (Revel) contributed to the growth in the U.S. market. We also saw an increase in CGM sales worldwide.

Surgical Technologies net sales for the three and nine months ended January 28, 2011 were $259 million and $738 million, an increase of 8 percent and 7 percent, respectively, over the same periods in the prior fiscal year. The increase in net sales was driven by strong performance worldwide across the portfolio of ENT, Power Systems, and Navigation product lines, as well as growth across capital equipment, disposables, and service.

Looking ahead, we expect our Restorative Therapies Group should be impacted by the following:

•

Growth of the various markets and our ability to grow consistently within those markets. Our performance in the Restorative Therapies Group has been and will continue to be contingent upon continued market growth and our ability to increase or maintain our market position. The current Restorative Therapies Group market is impacted by growth in procedural volumes partially offset by increasing pricing pressures and competition within the Spinal and Neuromodulation businesses.

•

Market acceptance of innovative new products, including the TSRH 3Dx Spinal System, which was launched in November 2009, and our new Solera product line, which began a limited launch in the U.S. at the end of the second quarter of fiscal year 2010. During the third quarter of fiscal year 2011, we ramped up our launch of the Solera product line and will continue to do so in the fourth quarter of fiscal year 2011.

•

Continued acceptance of our BKP technology. We believe worldwide growth continues to be negatively impacted by the vertebroplasty article in the New England Journal of Medicine. In addition, two new competitors entered the U.S. marketplace in the last few quarters.

•

Market acceptance of new high pressure BKP balloons and syringes, curettes, and fixation materials in the Spinal business, which were launched during the second quarter of fiscal year 2011. In the fourth quarter of fiscal year 2010, we received regulatory clearance in Japan for BKP. Subsequent to receiving reimbursement approval, BKP was launched in Japan during the third quarter of fiscal year 2011. We expect a positive impact over time from the improvement in certain international markets, such as Japan. Market growth potential in Japan will be dependent upon additional investment and development of the market.

Additionally, we remain focused on generating evidence to support the clinical and economic benefits for BKP. In February 2011, results from three BKP clinical studies were published, which continue to build the body of clinical evidence demonstrating the benefits of BKP over other surgical and non-surgical treatment options.

•	Increased presence in China as a result of our joint venture with Weigao to distribute Medtronic’s spinal products and Weigao’s orthopedic products in China.

•

Expected future growth in our Biologics business, driven by new products and by our acquisition of Osteotech, which closed in the third quarter of fiscal year 2011. Osteotech develops innovative biologic products for regenerative healing.

•

Ability to consistently grow within the pain management market, which is characterized by significant competition. We remain focused on a number of key initiatives in the areas of product development and sales execution as well as therapy adoption growth, which we expect will sustain our market leadership.

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

•

Continued acceptance of InterStim Therapy for the treatment of the symptoms of overactive bladder and urinary retention. InterStim Therapy for Bowel Control is also approved in Europe. With the resolution of the Puerto Rico FDA warning letter, together with the prior receipt of an approvable letter from the FDA, we hope to have FDA approval of InterStim for Bowel Control in the near future. It is important to continue to build awareness of this therapy to both patients and healthcare providers, who remain largely unaware of treatment options beyond conservative treatments.

•

Continued acceptance of the RestoreSensor, which was launched in Europe during the fourth quarter of fiscal year 2010 and completed a clinical trial in the U.S. in support of future submission for FDA approval. Additionally, RestoreSensor was launched in Canada and Australia during the third quarter of fiscal year 2011. RestoreSensor is an innovative spinal cord stimulator featuring our exclusive AdaptiveStim technology. This technology addresses an unmet need for spinal cord stimulation patients through automatically adapting stimulation to changes in body position and activity, and minimizes the need for manual stimulation adjustments.

•

Continued acceptance from both physicians and patients of insulin-pump therapy and CGM therapy and continued acceptance and improved reimbursement of CGM technologies, which provide patients and physicians valuable insight into glucose levels.

•

Continued acceptance of new insulin pumps, including Veo, which offers low-glucose suspend that assists in protecting against the risk of hypoglycemia by automatically suspending insulin delivery when glucose falls below a specified threshold set by the user. Veo was launched throughout Asia and Europe during fiscal year 2010. In addition, Revel was launched in the U.S. in the fourth quarter of fiscal year 2010. The launch of this system extended our line of sensor-augmented therapy options available on the market.

•

Given the elective nature of an insulin pump and CGM for the management of diabetes and the possible high out-of-pocket costs to the customer, macroeconomic pressures could negatively impact the near-term sales growth within the Diabetes business.

•

Continued acceptance of the StealthStation S7 and O-Arm Imaging Systems, especially with the launch of Synergy Spine 2.0 during the second quarter of fiscal year 2011 and O-Arm 3.1.2, which was launched during the third quarter of fiscal year 2011.

•	Market acceptance of the NIM 3.0 Nerve Monitoring System.

COSTS AND EXPENSES

The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended		Nine months ended
	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010
Cost of products sold	24.9%	23.7%	24.4%	24.1%
Research & development	9.4	8.9	9.6	9.3
Selling, general, and administrative	35.2	34.5	35.2	34.6
Restructuring	—	—	—	0.5
Certain litigation charges, net	0.3	—	2.5	3.2
IPR&D and certain acquisition-related costs, net (gain)	(1.0)	—	—	—
Other expense, net	3.9	3.8	2.4	3.2
Interest expense, net	1.8	1.5	1.8	1.5

Cost of Products Sold

Cost of products sold for the three and nine months ended January 28, 2011, as a percent of net sales, increased 1.2 percentage points for the three months ended January 28, 2011 to 24.9 and increased 0.3 of a percentage point for the nine months ended January 28, 2011 to 24.4. Cost of products sold as a percent of net sales in the three months ended January 28, 2011 was negatively impacted by 0.8 of a percentage point of unfavorable spending impact primarily driven by unfavorable manufacturing variances and obsolescence and 0.4 of a percentage point of unfavorable margin impact due to a shift in product mix. Cost of products sold as a percent of net sales in the nine months ended January 28, 2011 was negatively impacted by 0.2 of a percentage point of unfavorable manufacturing spending and 0.2 of a percentage point of unfavorable variance due to a shift in product mix, partially offset by 0.1 of a percentage point of favorable currency impact. We continue to execute on our long-term broad initiatives to reduce our costs of products sold.

Research and Development

Consistent with prior periods, we have continued to invest in new technologies to drive long-term future growth by spending aggressively on research and development efforts. For the three and nine months ended January 28, 2011, research and development spending was $371 million and $1.114 billion, or 9.4 percent and 9.6 percent of net sales, respectively. For the three and nine months ended January 28, 2011, research and development increased 0.5 of a percentage point and 0.3 of a percentage point, respectively, from the respective prior period. We remain committed to developing technological enhancements and new indications for existing products, and less invasive and new technologies for new and emerging markets to address unmet medical needs. That commitment leads to our initiation and participation in many clinical trials each fiscal year as the demand for clinical and economic evidence increases. Furthermore, we expect our development activities to help reduce patient care costs and the length of hospital stays in the future. In addition to our investment in research and development, we continue to access new technologies in areas served by our existing businesses, as well as in new areas, through acquisitions, licensing agreements, alliances, and certain strategic equity investments.

Selling, General, and Administrative

Selling, general, and administrative expense for the three and nine months ended January 28, 2011 was $1.394 billion and $4.098 billion, respectively, which as a percent of net sales increased by 0.7 of a percentage point and 0.6 of a percentage point, respectively, to 35.2 percent for both periods, as compared to the same periods of the prior fiscal year. For the three and nine months ended January 28, 2011, selling, general, and administrative expense was negatively affected by recent acquisitions, executive separation costs, and additional bad debt reserves in Greece and Russia. We continue to drive our initiatives to leverage our cost structure in order to help reduce selling, general, and administrative expense.

Restructuring Charges, Certain Litigation Charges, Net, and IPR&D and Certain Acquisition-Related Costs, Net

Restructuring charges, certain litigation charges, net, and IPR&D and certain acquisition-related costs, net for the three and nine months ended January 28, 2011 and January 29, 2010 were as follows:

	Three months ended		Nine months ended
(in millions)	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010
Restructuring charges	$—	$—	$—	$69
Certain litigation charges, net	13	—	292	374
IPR&D and certain acquisition-related costs, net	(39)	—	—	—
Total restructuring charges, certain litigation charges, net, and IPR&D and certain acquisition-related costs, net	(26)	—	292	443
Net tax impact of restructuring charges, certain litigation charges, net, and IPR&D and certain acquisition-related costs, net	(12)	—	(25)	(77)
Total restructuring charges, certain litigation charges, net, and IPR&D and certain acquisition-related costs, net, net of tax	$(38)	$—	$267	$366

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

During the three and nine months ended January 28, 2011, we did not incur any restructuring charges.

In connection with the fiscal year 2009 initiative, as of the end of the first quarter of fiscal year 2010, we had identified approximately 1,500 positions for elimination which were achieved through early retirement packages offered to employees, voluntary separation, and involuntary separation. As of July 30, 2010, the restructuring initiative was substantially complete and is expected to produce annualized operating savings of approximately $125 million mostly from reduced compensation expense.

Certain Litigation Charges, Net

We classify material litigation reserves and gains recognized as certain litigation charges, net. During the three months ended January 28, 2011, we recorded certain litigation charges, net of $13 million related to an accounting charge for Other Matters litigation. During the nine months ended January 28, 2011, we recorded certain litigation charges, net of $292 million related primarily to a settlement involving the Sprint Fidelis family of defibrillation leads and accounting charges for Other Matters litigation. The Sprint Fidelis settlement related to the resolution of certain outstanding product litigation related to the Sprint Fidelis family of defibrillation leads that were subject to a field action announced October 15, 2007. The terms of the agreement stipulate that, if Medtronic elects not to cancel the agreement, it will pay plaintiffs to settle substantially all pending U.S. lawsuits and claims, subject to certain conditions.

During the three months ended January 29, 2010, we did not incur any certain litigation charges, net. During the nine months ended January 29, 2010, we recorded certain litigation charges, net of $374 million related to settlements with Abbott Laboratories (Abbott) and W.L. Gore & Associates, Inc. (Gore). The Abbott settlement accounted for $444 million in litigation charges and the Gore settlement accounted for a $70 million certain litigation gain. The Abbott settlement related to the global resolution of all outstanding intellectual property litigation. The terms of the agreement stipulate that neither party will sue the other in the field of coronary stent and stent delivery systems for a period of at least 10 years, subject to certain conditions. Both parties also agreed to a cross-license of the disputed patents within the defined field. The $444 million settlement amount included a $400 million payment made to Abbott and a $42 million success payment made to evYsio Medical Devices, LLC (evYsio). In addition, a $2 million payment was made to evYsio in connection with an amendment to the parties’ existing agreement in order to expand the scope of the definition of the license field from evYsio. The Gore settlement related to the resolution of outstanding patent litigation related to selected patents in Medtronic’s Jervis and Wiktor patent families. The terms of the agreement stipulate that neither party will sue the other in the defined field of use, subject to certain conditions. We granted Gore a worldwide, irrevocable, non-exclusive license in the defined field of use. In addition and subject to certain conditions, Gore began paying us quarterly payments in January 2010 and will continue through the fiscal quarter ending October 2018.

IPR&D and Certain Acquisition-Related Costs, Net

During the three months ended January 28, 2011, we recorded an IPR&D and certain acquisition-related costs, net gain of $39 million. This net gain is comprised of an $85 million gain resulting from the acquisition of Ardian partially offset by $31 million of certain acquisition-related costs related to the acquisitions of Osteotech and Ardian, and $15 million of IPR&D charges related to asset purchases in the CardioVascular and Surgical Technologies businesses. As a result of the Ardian acquisition, and in accordance with authoritative guidance, Medtronic recognized an $85 million gain related to its previously held 11.3 percent ownership position. The acquisition-related costs include severance costs, change in control costs, banker fees, legal fees, other professional service fees, and contract termination costs that were expensed in the period. In the above IPR&D charges, product commercialization had not yet been achieved. As a result, in accordance with authoritative guidance these charges were immediately expensed as IPR&D since technological feasibility had not yet been reached and such technology has no future alternative use.

During the nine months ended January 28, 2011, we recorded IPR&D and certain acquisition-related costs with a net $0 impact on net earnings. In addition to the items discussed above, we recorded a $15 million IPR&D charge related to a milestone payment under the existing terms of a royalty bearing, non-exclusive patent cross-licensing agreement with NeuroPace, Inc. (NeuroPace) and $24 million of certain acquisition-related costs related to the acquisition of ATS Medical, which offset the net $39 million gain recorded during the three months ended January 28, 2011. Product commercialization related to the NeuroPace technology had not yet been achieved. As a result, in accordance with authoritative guidance the payment was immediately expensed as IPR&D since technological feasibility had not yet been reached and such technology has no future alternative use. The acquisition-related costs included legal fees and severance costs, change in control costs, and contract termination costs that were expensed in the period.

During the three and nine months ended January 29, 2010, we did not incur any IPR&D and certain acquisition-related costs.

Other Expense, Net

Other expense, net includes intellectual property amortization expense, royalty income and expense, realized equity security gains and losses, realized foreign currency transaction and derivative gains and losses, and impairment charges on equity securities. For the three and nine months ended January 28, 2011, other expense, net was $153 million and $277 million, respectively, compared to $148 million and $372 million, respectively, for the same periods in the prior fiscal year. The increase of $5 million for the three months ended January 28, 2011 was primarily due to an increase of $9 million related to a Puerto Rico excise tax for the month of January 2011, which was substantially offset by a corresponding tax benefit which was recorded within provision for income taxes in the condensed consolidated statement of earnings, and a minority investment gain recorded in the same period of the prior fiscal year, partially offset by a $14 million decrease in foreign currency losses. The decrease of $95 million for the nine months ended January 28, 2011 was primarily due to the impact of foreign currency gains and losses. Total foreign currency gains recorded in the nine months ended January 28, 2011 were $88 million compared to losses of less than $1 million in the same period of the prior fiscal year. Also contributing to the year-over-year decrease was higher royalty income and licensing payments we received in our CardioVascular business, compared to the same period of the prior year, partially offset by increased amortization of intangible assets in the nine months ended January 28, 2011 related to the acquisitions of Invatec and ATS Medical.

Interest Expense, Net

Interest expense, net includes interest earned on investments, interest paid on our borrowings, amortization of debt issuance costs and debt discounts, the net realized and unrealized gain or loss on trading securities, and the net realized gain or loss on the sale or impairment of available-for-sale debt securities. For the three and nine months ended January 28, 2011, we had interest expense, net of $70 million and $210 million, respectively, as compared to interest expense, net of $56 million and $176 million for the same periods of the prior fiscal year. The increase in interest expense, net during the three and nine months ended January 28, 2011 was primarily the result of increased interest expense as we issued new debt in the fourth quarter of fiscal year 2010.

INCOME TAXES

	Three months ended		Nine months ended
(dollars in millions)	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010
Provision for income taxes	$89	$232	$485	$590
Effective tax rate	8.76%	21.80%	17.28%	21.57%
Impact of restructuring charges, certain litigation charges, net, and IPR&D and certain acquisition-related costs, net	1.44	—	(0.84)	(0.59)
Non-GAAP nominal tax rate (1)	10.20%	21.80%	16.44%	20.98%

(1)

Non-GAAP nominal tax rate is defined as the income tax provision as a percentage of earnings before income taxes, excluding restructuring charges, certain litigation charges, net, and IPR&D and certain acquisition-related costs, net. We believe the resulting non-GAAP financial measure provides useful information to investors because it excludes the effect of these discrete items so that investors can compare our recurring results over multiple periods. Investors should consider this non-GAAP measure in addition to, and not as a substitute for, financial performance measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP financial measure may not be the same as similar measures presented by other companies.

Our effective tax rate for the three and nine months ended January 28, 2011 was 8.76 percent and 17.28 percent, respectively, compared to 21.80 percent and 21.57 percent, respectively, from the same periods of the prior fiscal year. The decrease in our effective tax rate for the three months ended January 28, 2011 was primarily due to the $104 million net benefit associated with the resolution of U.S. federal and foreign income tax audits, the retroactive renewal and extension of the U.S. federal research and development credit, finalization of certain tax returns, changes to uncertain tax position reserves, and a tax benefit related to a Puerto Rico excise tax for the month of January 2011, which substantially offsets the corresponding excise tax recorded within other expense, net in the condensed consolidated statement of earnings. In addition to the items previously stated, the change in our effective tax rate for the nine months ended January 28, 2011 was due to the $45 million net benefit derived from foreign dividend distributions, finalization of certain tax returns, and changes to uncertain tax position reserves. Our non-GAAP nominal tax rate for the three and nine months ended January 28, 2011 was 10.20 percent and 16.44 percent, respectively, compared to 21.80 percent and 20.98 percent for the same periods of the prior fiscal year. The decrease in the Company’s non-GAAP nominal tax rate for the three and nine months ended January 28, 2011 as compared to the same periods of the prior fiscal year was mainly due to the tax benefits derived from the resolution of U.S. federal and foreign income tax audits, the retroactive renewal and extension of the U.S. federal research and development credit, finalization of certain tax returns, changes to uncertain tax position reserves, foreign dividend distributions, and a tax benefit related to a Puerto Rico excise tax for the month of January 2011, which substantially offsets the corresponding excise tax recorded within other expense, net in the condensed consolidated statement of earnings.

Other than the resolution of fiscal years 1997, 1998, and 1999 audits with the IRS on December 7, 2010 and the receipt of the statutory notice of deficiency for fiscal years 2005 and 2006 on December 23, 2010, as of January 28, 2011, there were no changes to significant unresolved matters with the U.S. Internal Revenue Service (IRS) or foreign tax authorities from what was previously disclosed in our Annual Report on Form 10-K for the year ended April 30, 2010.

See Note 14 to the condensed consolidated financial statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

(dollars in millions)	January 28, 2011	April 30, 2010
Working capital	$3,572	$4,718
Current ratio*	1.6:1.0	1.9:1.0
Cash, cash equivalents, and short-term investments	$3,467	$3,775
Long-term investments in debt, marketable equity and trading securities**	4,892	4,090
Total	$8,359	$7,865
Short-term borrowings and long-term debt	$10,758	$9,519
Net cash position***	$(2,399)	$(1,654)

*	Current ratio is the ratio of current assets to current liabilities.
**

Long-term investments include debt securities with a maturity date greater than one year from the end of the period, marketable equity securities and trading securities and exclude minority investments.

***

Net cash position is the sum of cash, cash equivalents, short-term investments, and long-term investments in debt, marketable equity and trading securities less short-term borrowings and long-term debt.

We believe our liquidity remains strong as of January 28, 2011 and our strong balance sheet and liquidity provide us with flexibility in the future. We believe our existing cash and investments, as well as our unused lines of credit and commercial paper capacity of $1.961 billion, if needed, will satisfy our foreseeable working capital requirements for at least the next twelve months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions. At January 28, 2011, our Standard and Poor’s Ratings Group and Moody’s Investors Service ratings remain unchanged as compared to the fiscal year ended April 30, 2010, with long-term debt ratings of AA- and A1, respectively, and strong short-term debt ratings of A-1+ and P-1, respectively.

The decrease in our net cash position for the nine months ended January 28, 2011 as compared to the fiscal year ended April 30, 2010, is primarily due to an increase in short-term borrowings used for share repurchases, an increase in cash used for acquisitions and other general corporate uses during the nine months ended January 28, 2011, partially offset by cash generated from operations.

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

At January 28, 2011 and April 30, 2010, approximately $6.601 billion and $5.576 billion, respectively, of cash, cash equivalents, short-term investments, and long-term investments in debt securities were held by our non-U.S. subsidiaries. These funds are available for use by worldwide operations; however, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would generally be subject to U.S. tax. As a result, we have not chosen to repatriate a significant portion of this cash but instead use cash generated from U.S. operations and short- and long-term borrowings to meet our U.S. cash needs. Long-term investments also include $153 million of cash invested in government securities held in an indemnification trust established for self-insurance coverage on our directors and officers. These investments are restricted and can only be used to indemnify or advance expenses related to claims against our directors and/or officers.

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

For the three and nine months ended January 28, 2011, other-than-temporary impairment losses on available-for-sale debt securities were $1 million and $18 million, respectively, of which $1 million and $13 million, respectively, were recognized in other comprehensive income resulting in an amount less than $1 million and $5 million, respectively, of charges being recognized in earnings. In determining this other-than-temporary impairment loss, U.S. GAAP specifies that we consider a variety of factors, including the quality and estimated value of the underlying credit support for our holding and the financial condition and credit rating of the issuer in estimating the credit loss portion of other-than-temporary impairment losses. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recorded all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. However, as of January 28, 2011, we have $70 million of gross unrealized losses on our aggregate short-term and long-term available-for-sale debt securities of $6.846 billion; if market conditions continue to deteriorate further, some of these holdings may experience other-than-temporary impairment in the future which could have a material impact on our financial results. Management is required to use estimates and assumptions in its valuation of our investments, which requires a high degree of judgment, and therefore actual results could differ materially from those estimates. See Note 7 to the condensed consolidated financial statements for additional information regarding fair value measurements.

SUMMARY OF CASH FLOWS

	Nine months ended
(in millions)	January 28, 2011	January 29, 2010
Cash provided by (used in):
Operating activities	$2,948	$2,894
Investing activities	(2,254)	(2,045)
Financing activities	(821)	(681)
Effect of exchange rate changes on cash and cash equivalents	10	24
Net change in cash and cash equivalents	$(117)	$192

Operating Activities

Our net cash provided by operating activities was $2.948 billion for the nine months ended January 28, 2011 compared to $2.894 billion provided by operating activities for the nine months ended January 29, 2010. The $54 million increase in net cash provided by operating activities was primarily attributable to the $939 million of certain litigation payments made during the prior period offset by a change in deferred income taxes, a change in inventories, other operating assets and liabilities, and annual incentive payments made during the nine months ended January 28, 2011 compared to the nine months ended January 29, 2010.

Investing Activities

Our net cash used in investing activities was $2.254 billion for the nine months ended January 28, 2011 compared to $2.045 billion used in investing activities for the nine months ended January 29, 2010. The $209 million increase in net cash used for investing activities in the nine months ended January 28, 2011 was primarily related to an increase in cash used for acquisitions, net of cash acquired, partially offset by a decrease in net purchases and sales of marketable securities for the nine months ended January 28, 2011 compared to the nine months ended January 29, 2010.

Financing Activities

Our net cash used in financing activities was $821 million for the nine months ended January 28, 2011 compared to $681 million used in financing activities for the nine months ended January 29, 2010. The $140 million increase in net cash used in financing activities was primarily attributable to an increase in cash used in the repurchase of common stock and a decrease in cash provided by the issuance of common stock partially offset by an increase in short-term borrowings for the nine months ended January 28, 2011 compared to the nine months ended January 29, 2010. The increase in short-term borrowings was primarily due to an increase in commercial paper for share repurchases and other general corporate uses that occurred during the nine months ended January 28, 2011. Additionally, during the nine months ended January 28, 2011 we repaid $400 million of our 2005 Senior Notes that were due in September 2010.

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

We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, or cash flows. Presented below is a summary of contractual obligations and other minimum commercial commitments as of January 28, 2011. See Note 8 to the condensed consolidated financial statements for additional information regarding long-term debt. Additionally, see Note 14 to the condensed consolidated financial statements for additional information regarding accrued income tax obligations, which are not reflected in the table below.

	Maturity by Fiscal Year
(in millions)	Total	Remaining 2011	2012	2013	2014	2015	Thereafter
Contractual obligations related to off-balance sheet arrangements:
Operating leases (1)	$372	$40	$104	$78	$58	$34	$58
Inventory purchases (2)	326	53	203	44	12	10	4
Commitments to fund minority investments/contingent acquisition consideration (3)	275	10	25	112	83	11	34
Interest payments (4)	2,597	142	252	252	216	191	1,544
Other (5)	193	33	56	42	26	16	20
Total	$3,763	$278	$640	$528	$395	$262	$1,660

Contractual obligations reflected in the balance sheet:
Long-term debt, including current portion (6)	$9,419	$2,200	$32	$2,241	$577	$1,294	$3,075
Capital leases	30	—	2	1	1	1	25
Total	$9,449	$2,200	$34	$2,242	$578	$1,295	$3,100

(1)	Certain leases require us to pay real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These future costs are not included in the schedule above.
(2)

We have included inventory purchase commitments which are legally binding and specify minimum purchase quantities. These purchase commitments do not exceed our projected requirements and are in the normal course of business. These commitments do not include open purchase orders.

(3)

Certain commitments related to the funding of minority investments and/or previous acquisitions are contingent upon the achievement of certain product-related milestones and various other favorable operational conditions. While it is not certain if and/or when these payments will be made, the maturity dates included in this table reflect our best estimates. In accordance with new authoritative accounting guidance on business combinations effective in fiscal year 2010, we are required to record the fair value of contingent acquisition considerations as a liability on the consolidated balance sheet on a prospective basis, therefore, contingent acquisition considerations are not included in the off-balance sheet disclosure for acquisitions subsequent to April 24, 2009. During the third quarter of fiscal year 2011, the table above was adjusted to reflect the achievement and subsequent $81 million payment of a revenue milestone to the former shareholders of CoreValve, Inc. in accordance with the fiscal year 2009 acquisition agreement. The table above excludes our subsequent acquisition of Jolife.

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

DEBT AND CAPITAL

Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of total interest-bearing debt and equity was 41 percent as of January 28, 2011 and 39 percent at April 30, 2010.

Share Repurchase Program

In June 2009, our Board of Directors authorized the repurchase of up to 60 million shares of our common stock, respectively.

As part of our focus on returning value to our shareholders, shares are repurchased from time to time. During the three and nine months ended January 28, 2011, we repurchased approximately 11.1 million and 30.2 million shares, respectively, at an average price per share of $34.38 and $37.86, respectively. As of January 28, 2011, we had approximately 20.7 million shares remaining under current buyback authorizations approved by the Board of Directors.

Financing Arrangements

Through a combination of bank borrowings and commercial paper, we are funding our short-term needs. Short-term debt, including the current portion of long-term debt and our capital lease obligations, as of January 28, 2011 was $3.674 billion compared to $2.575 billion as of April 30, 2010. We utilize a combination of Contingent Convertible Debentures, Senior Convertible Notes, and Senior Notes to meet our long-term financing needs. Long-term debt at January 28, 2011 was $7.084 billion compared to $6.944 billion at April 30, 2010. For more information on our financing arrangements, see Note 8 to the condensed consolidated financial statements.

Credit Arrangements and Debt Ratings

We had existing unsecured lines of credit of approximately $3.436 billion with various banks as of January 28, 2011. The existing lines of credit included a new four-year $2.250 billion syndicated credit facility dated December 9, 2010 that will expire on December 9, 2014 (New Facility). This New Facility replaced our five-year $1.750 billion syndicated credit facility which was scheduled to expire in December 2011. The New Facility provides us with the ability to increase its capacity by an additional $500 million at any time during the life of the four-year term of the agreement. We can also request the extension of the New Facility maturity date for one additional year, at the first and second anniversary of the date of this facility. The New Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes.

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

As of January 28, 2011 and April 30, 2010, we had unused credit lines and commercial paper capacity of approximately $1.961 billion and $3.274 billion, respectively.

We maintain a commercial paper program that allows us to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of January 28, 2011, outstanding commercial paper totaled $1.175 billion. There was no outstanding commercial paper as of April 30, 2010. During the three and nine months ended January 28, 2011, the weighted average original maturity of the commercial paper outstanding was approximately 90 days and 68 days, respectively, and the weighted average interest rate was 0.25 percent for both periods. The issuance of commercial paper reduces the amount of credit available under our existing lines of credit.

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

OPERATIONS OUTSIDE OF THE UNITED STATES

The table below illustrates U.S. net sales versus net sales outside the U.S. for the three and nine months ended January 28, 2011 and January 29, 2010:

	Three months ended		Nine months ended
(in millions)	January 28, 2011	January 29, 2010	January 28, 2011	January 29, 2010
U.S. net sales	$2,259	$2,236	$6,784	$6,925
Non-U.S. net sales	1,702	1,615	4,854	4,696
Total net sales	$3,961	$3,851	$11,638	$11,621

For the three and nine months ended January 28, 2011, consolidated net sales outside the U.S. grew 5 percent and 3 percent, respectively, over the same periods of the prior fiscal year. Foreign currency had an unfavorable impact of $22 million and $71 million on net sales during the three and nine months ended January 28, 2011, respectively. For the three and nine months ended January 28, 2011, our performance outside the U.S. was impacted by strong CardioVascular and Diabetes net sales, offset by weaker net sales in CRDM.

Net sales outside the U.S. are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. Outstanding receivables from customers outside the U.S. totaled $2.087 billion at January 28, 2011, or 59 percent, of total outstanding accounts receivable, and $1.855 billion at April 30, 2010, or 55 percent, of total outstanding accounts receivable.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, restructuring initiatives, intellectual property rights, litigation and tax matters, mergers and acquisitions, market acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, working capital adequacy, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will”, and similar words or expressions. One must carefully consider forward-looking statements and understand that such statements may be affected by inaccurate assumptions and may involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption on our supply, quality problems, liquidity, decreasing prices, adverse regulatory action, litigation success, self-insurance, healthcare policy changes, and international operations, as well as those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2010. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

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

We had foreign exchange rate derivative contracts outstanding in notional amounts of $6.715 billion and $5.495 billion as of January 28, 2011 and April 30, 2010, respectively. The fair value of these contracts as of January 28, 2011 was $105 million less than the original contract value. A sensitivity analysis of changes in the fair value of all foreign exchange derivative contracts at January 28, 2011 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $575 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis. We are also exposed to interest rate changes affecting principally our investments in interest rate sensitive instruments, which include our fixed-to-floating interest rate swap agreements. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10 percent change in short-term interest rates compared to interest rates as of January 28, 2011 indicates that the fair value of these instruments would correspondingly change by $24 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the shares repurchased by the Company during the third quarter of fiscal year 2011:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
10/30/10-11/26/10	1,756,780	$34.14	1,756,780	30,020,989
11/27/10-12/31/10	9,298,105	34.42	9,298,105	20,722,884
1/1/11-1/28/11	—	—	—	20,722,884
Total	11,054,885	$34.38	11,054,885	20,722,884

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

Medtronic, Inc.
(Registrant)

Date: March 9, 2011	/s/ William A. Hawkins
William A. Hawkins
Chairman and Chief Executive Officer

Date: March 9, 2011	/s/ Gary L. Ellis
Gary L. Ellis
Senior Vice President and
Chief Financial Officer