Form 10-Q/A
period 2010-10-29
MEDTRONIC INC
filed 2011-03-18
CIK 64670

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

(763) 514-4000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Shares of common stock, $.10 par value, outstanding on December 3, 2010: 1,073,476,111

Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended October 29, 2010, as filed with the Securities and Exchange Commission on December 8, 2010 (the Form 10-Q), is being filed to correct discrepancies in the interactive data files furnished as Exhibit 101 to the Company’s Form 10-Q. During the Company’s post-filing review of the XBRL (Extensible Business Reporting Language) information contained in Exhibit 101 to the Form 10-Q, it noted discrepancies in the financial data related to the numeric scale millions. Certain numerical amounts were inadvertently rendered in dollars as shown without being correctly designated in millions.  The Company has corrected the millions scale discrepancies in the XBRL data furnished as Exhibit 101 to this Amendment No. 1. The remainder of the interactive data files, which were correctly stated in the Form 10-Q, are also included in Exhibit 101 being furnished with this Amendment No. 1.

No other changes have been made to the Form 10-Q other than as described above.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

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

Item 6. Exhibits

(a)	Exhibits

	12.1*	Medtronic, Inc. Computation of Ratio of Earnings to Fixed Charges.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS**	XBRL Instance Document

	101.SCH**	XBRL Schema Document

	101.CAL**	XBRL Calculation Linkbase Document

	101.DEF**	XBRL Definition Linkbase Document

	101.LAB**	XBRL Label Linkbase Document

	101.PRE**	XBRL Presentation Linkbase Document

*	Previously filed or furnished, as applicable, with our Form 10-Q on December 8, 2010

**	Furnished with this Form 10-Q/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medtronic, Inc.
(Registrant)

Date: March 18, 2011	/s/ William A. Hawkins
William A. Hawkins Chairman and Chief Executive Officer

Date: March 18, 2011	/s/ Gary L. Ellis
Gary L. Ellis Senior Vice President and Chief Financial Officer