Form 10-Q/A
period 2011-01-28
MEDTRONIC INC
filed 2011-03-18
CIK 64670

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

Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended January 28, 2011, as filed with the Securities and Exchange Commission on March 9, 2011 (the Form 10-Q), is being filed to correct discrepancies in the interactive data files furnished as Exhibit 101 to the Company’s Form 10-Q. During the Company’s post-filing review of the XBRL (Extensible Business Reporting Language) information contained in Exhibit 101 to the Form 10-Q, it noted discrepancies in the financial data related to the numeric scale millions. Certain numerical amounts were inadvertently rendered in dollars as shown without being correctly designated in millions.  The Company has corrected the millions scale discrepancies in the XBRL data furnished as Exhibit 101 to this Amendment No. 1. The remainder of the interactive data files, which were correctly stated in the Form 10-Q, are also included in Exhibit 101 being furnished with this Amendment No. 1.

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

Item 6. Exhibits

(a)	Exhibits

	12.1*	Medtronic, Inc. Computation of Ratio of Earnings to Fixed Charges.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS**	XBRL Instance Document

	101.SCH**	XBRL Schema Document

	101.CAL**	XBRL Calculation Linkbase Document

	101.DEF**	XBRL Definition Linkbase Document

	101.LAB**	XBRL Label Linkbase Document

	101.PRE**	XBRL Presentation Linkbase Document

*	Previously filed or furnished, as applicable, with our Form 10-Q on March 9, 2011

**	Furnished with this Form 10-Q/A

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