Form 10-Q
period 2011-07-29
MEDTRONIC INC
filed 2011-09-07
CIK 64670

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2011

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
Yes   ☐     No   ☒

Shares of common stock, $.10 par value, outstanding on September 2, 2011: 1,055,981,493

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended
	July 29, 2011	July 30, 2010
	(in millions, except per share data)
Net sales	$4,049	$3,773

Costs and expenses:
Cost of products sold	1,006	893
Research and development expense	371	370
Selling, general, and administrative expense	1,408	1,334
Acquisition-related items	13	15
Amortization of intangible assets	88	82
Other expense (income)	109	(35)
Interest expense, net	32	74
Total costs and expenses	3,027	2,733

Earnings before income taxes	1,022	1,040

Provision for income taxes	201	210

Net earnings	$821	$830

Basic earnings per share	$0.77	$0.76
Diluted earnings per share	$0.77	$0.76

Basic weighted average shares outstanding	1,063.5	1,086.1
Diluted weighted average shares outstanding	1,069.6	1,089.7

Cash dividends declared per common share	$0.2425	$0.2250

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 29, 2011	April 29, 2011
	(in millions, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$1,393	$1,382
Short-term investments	1,128	1,046
Accounts receivable, less allowances of $100 and $97, respectively	3,745	3,822
Inventories	1,808	1,695
Deferred tax assets, net	610	605
Prepaid expenses and other current assets	601	567

Total current assets	9,285	9,117

Property, plant, and equipment	5,939	5,817
Accumulated depreciation	(3,418)	(3,306)
Property, plant, and equipment, net	2,521	2,511

Goodwill	9,541	9,537
Other intangible assets, net	2,695	2,777
Long-term investments	6,655	6,120
Other assets	394	362

Total assets	$31,091	$30,424

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$1,857	$1,723
Accounts payable	537	511
Accrued compensation	683	896
Accrued income taxes	184	50
Other accrued expenses	1,544	1,534

Total current liabilities	4,805	4,714

Long-term debt	8,195	8,112
Long-term accrued compensation and retirement benefits	489	480
Long-term accrued income taxes	566	496
Long-term deferred tax liabilities, net	279	220
Other long-term liabilities	417	434

Total liabilities	14,751	14,456

Commitments and contingencies (Notes 3 and 19)	—	—

Shareholders’ equity:
Preferred stock— par value $1.00	—	—
Common stock— par value $0.10	106	107
Retained earnings	16,319	16,085
Accumulated other comprehensive loss	(85)	(224)

Total shareholders’ equity	16,340	15,968

Total liabilities and shareholders’ equity	$31,091	$30,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	July 29, 2011	July 30, 2010
	(in millions)
Operating Activities:
Net earnings	$821	$830
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	211	187
Amortization of discount on senior convertible notes	21	43
Acquisition-related items	8	15
Provision for doubtful accounts	7	5
Deferred income taxes	11	(22)
Stock-based compensation	41	49
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	67	63
Inventories	(94)	(73)
Accounts payable and accrued liabilities	(361)	(322)
Other operating assets and liabilities	383	30

Net cash provided by operating activities	1,115	805

Investing Activities:
Acquisitions, net of cash acquired	(7)	(62)
Purchase of intellectual property	(1)	—
Additions to property, plant, and equipment	(130)	(108)
Purchases of marketable securities	(2,023)	(1,747)
Sales and maturities of marketable securities	1,602	1,183
Other investing activities, net	(38)	(55)

Net cash used in investing activities	(597)	(789)

Financing Activities:
Change in short-term borrowings, net	128	816
Payments on long-term debt	—	(2)
Dividends to shareholders	(257)	(245)
Issuance of common stock	32	25
Repurchase of common stock	(400)	(640)

Net cash used in financing activities	(497)	(46)

Effect of exchange rate changes on cash and cash equivalents	(10)	(6)

Net change in cash and cash equivalents	11	(36)

Cash and cash equivalents at beginning of period	1,382	1,400

Cash and cash equivalents at end of period	$1,393	$1,364

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$9	$261
Interest	30	60

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial condition, and cash flows in conformity with U.S. GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Medtronic, Inc. and its subsidiaries (Medtronic or the Company) for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 29, 2011.

During the first quarter of fiscal year 2012, the Company revised its accounting policies to incorporate the updated revenue recognition accounting guidance relating to the accounting for revenue arrangements that involve more than one deliverable or unit of accounting. The updated guidance requires companies to allocate arrangement considerations in multiple deliverable arrangements in a manner that better reflects the economics of the transaction by revising certain thresholds for separation, and providing criteria for allocation of revenue among deliverables. The Company elected to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date. Adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

The Company’s fiscal years 2012, 2011, and 2010 will end or ended on April 27, 2012, April 29, 2011, and April 30, 2010, respectively.

Note 2 – New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) updated the accounting guidance related to fair value measurements. The updated guidance results in a consistent definition of fair value and common requirements for measurement of, and disclosure about, fair value between U.S. GAAP and International Financial Reporting Standards (IFRS). The updated guidance is effective for the Company beginning in the fourth quarter of fiscal year 2012. The Company is currently evaluating the impact of adoption of this accounting guidance on its consolidated financial statements.

In June 2011, the FASB updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for the Company beginning in the first quarter of fiscal year 2013. The Company is currently evaluating the impact of adoption of this accounting guidance on its consolidated financial statements.

Note 3 – Acquisitions and Acquisition-Related Items

The Company had various acquisitions and other acquisition-related activity during the first quarters of fiscal years 2012 and 2011. Certain acquisitions were accounted for as business combinations as noted below. In accordance with authoritative guidance on business combination accounting, the assets and liabilities of the company acquired were recorded as of the acquisition date, at their respective fair values, and consolidated with the Company. The purchase price allocation is based on estimates of the fair value of assets acquired and liabilities assumed. The pro forma impact of these acquisitions was not significant, individually or in the aggregate, to the results of the Company for the three months ended July 29, 2011 or July 30, 2010. The results of operations related to each company acquired have been included in the Company’s consolidated statements of earnings since the date each company was acquired.

Three months ended July 29, 2011

Subsequent Acquisitions

Salient Surgical Technologies, Inc.

On August 31, 2011, the Company acquired Salient Surgical Technologies, Inc. (Salient). Salient develops and markets devices for haemostatic sealing of soft tissue and bone incorporating advanced energy technology. Salient’s devices are used in a variety of surgical procedures including orthopedic surgery, spine, open abdominal, and thoracic procedures. Total consideration for the transaction was approximately $497 million. Medtronic had previously invested in Salient and held an 8.9 percent ownership position in the company. Net of this ownership position, the transaction value was approximately $452 million. See Note 21 for additional information.

PEAK Surgical, Inc.

On August 31, 2011, the Company acquired PEAK Surgical, Inc. (PEAK). PEAK develops and markets tissue dissection devices incorporating advanced energy technology. Total consideration for the transaction was approximately $113 million. Medtronic had previously invested in PEAK and held an 18.9 percent ownership position in the company. Net of this ownership position, the transaction value was approximately $96 million. See Note 21 for additional information.

Other Acquisitions and Acquisition-Related Items

During the three months ended July 29, 2011, the Company recorded acquisition-related items of $13 million, of which $8 million related to the change in fair value of contingent milestone payments associated with acquisitions subsequent to April 29, 2009, and $5 million related to transaction costs associated with the potential divestiture of our Physio-Control business. These amounts are included within acquisition-related items in the condensed consolidated statement of earnings.

Three months ended July 30, 2010

On June 2, 2010, the Company acquired substantially all of the assets of Axon Surgical (Axon), a privately-held company. Prior to the acquisition, the Company distributed a large portion of Axon’s products. The agreement will allow the Company to bring to market the next generation of surgeon-directed and professionally supported spinal neuromonitoring technology and expand the availability of this technology. Total consideration for the transaction, net of cash acquired, was $62 million, which includes the settlement of existing Axon debt. In connection with the acquisition of Axon, the Company acquired $41 million of technology-based intangible assets that had an estimated useful life of 10 years at the time of acquisition, $5 million of tangible assets, and $16 million of goodwill. The goodwill is deductible for tax purposes. The Company has accounted for the acquisition of Axon as a business combination.

Other Acquisitions and Acquisition-Related Items

During the three months ended July 30, 2010, the Company incurred a $15 million in-process research and development (IPR&D) charge related to a milestone payment under the existing terms of a royalty bearing, non-exclusive patent cross-licensing agreement with NeuroPace, Inc. Product commercialization related to this technology had not yet been achieved. As a result, in accordance with authoritative guidance, the payments for these transactions were immediately expensed as IPR&D since technological feasibility had not yet been reached and such technology has no future alternative use. This amount was recorded within acquisition-related items in the condensed consolidated statement of earnings.

Contingent Consideration

Certain of the Company’s business combinations or purchases of intellectual property involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets, or obtaining regulatory approvals. As a result of the Company adopting new authoritative guidance in fiscal year 2010 related to business combinations, contingent consideration is recorded at the acquisition date estimated fair value of the contingent milestone payment for all acquisitions subsequent to April 24, 2009. The fair value of the contingent milestone consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within acquisition-related items in the condensed consolidated statements of earnings. The Company measures the initial liability and remeasures the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. See Note 7 for further information regarding fair value measurements.

At July 29, 2011, the estimated maximum potential amount of undiscounted future contingent consideration that the Company is expected to make associated with all completed business combinations or purchases of intellectual property prior to April 24, 2009 was approximately $240 million. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2012 to 2016 in order for the consideration to be paid.

The fair value of contingent milestone payments associated with acquisitions subsequent to April 24, 2009 was remeasured as of July 29, 2011 and July 30, 2010 at $343 million and $120 million, respectively. As of July 29, 2011, $261 million was reflected in other long-term liabilities and $82 million was reflected in other accrued expenses in the condensed consolidated balance sheet. As of July 30, 2010, $120 million was reflected in other long-term liabilities. The following table provides a reconciliation of the beginning and ending balances of contingent milestone payments associated with acquisitions subsequent to April 24, 2009 measured at fair value that used significant unobservable inputs (Level 3):

	Three months ended
(in millions)	July 29, 2011	June 30, 2010
Beginning Balance	$335	$118
Change in fair value of contingent consideration	8	2
Ending Balance	$343	$120

Note 4 – Certain Litigation Charges, Net

The Company classifies material litigation reserves and gains recognized as certain litigation charges, net. During the three months ended July 29, 2011 and July 30, 2010, there were no certain litigation charges, net.

Note 5 – Restructuring Charges

Fiscal Year 2011 Initiative

In the fourth quarter of fiscal year 2011, the Company recorded a $272 million restructuring charge, which consisted of employee termination costs of $177 million, asset write-downs of $24 million, contract termination fees of $45 million, and other related costs of $26 million. The fiscal year 2011 initiative was designed to restructure the business to align its cost structure to current market conditions and to continue to position the Company for long-term sustainable growth. To reshape for growth, the Company scaled back its infrastructure in slower growing areas while continuing to invest in geographies, businesses, and products where faster growth is anticipated, such as emerging markets and new technologies. This initiative impacted most businesses and certain corporate functions. Included in the $177 million of employee termination costs were severance and the associated costs of continued medical benefits and outplacement services, as well as $15 million of incremental defined benefit pension and post-retirement related expenses for employees that accepted voluntary early retirement packages. These costs are not included in the table summarizing the restructuring costs below because they are associated with costs that are accounted for under the pension and post-retirement rules. For further discussion on the incremental defined benefit pension and post-retirement related expenses, see Note 14 of the Company’s Annual Report on Form 10-K for the year ended April 29, 2011. Of the $24 million of asset write-downs, $11 million related to inventory write-offs of discontinued product lines and production-related asset impairments, and therefore, was recorded within cost of products sold in the consolidated statement of earnings. Additionally, included in the other related costs is a $19 million intangible asset impairment related to the discontinuance of a product line within the CardioVascular business.

During the three months ended July 29, 2011, the Company did not incur any restructuring charges.

In connection with the fiscal year 2011 initiative, as of the end of the fourth quarter of fiscal year 2011, the Company had identified approximately 2,100 positions for elimination to be achieved through voluntary early retirement packages offered to employees, voluntary separation, and involuntary separation. Of the 2,100 positions identified, approximately 1,400 positions have been eliminated as of July 29, 2011. The fiscal year 2011 initiative is scheduled to be substantially complete by the end of the fourth quarter of fiscal year 2012.

A summary of the activity related to the fiscal year 2011 initiative is presented below:

	Fiscal Year 2011 Initiative
(in millions)	Employee Termination Costs	Asset Write-downs	Other Costs	Total
Balance as of April 29, 2011	$157	$—	$47	$204
Payments/write-downs	(63)		(13)	(76)
Balance as of July 29, 2011	$94	$—	$34	$128

Fiscal Year 2009 Initiative

During the three months ended July 30, 2010, the Company did not incur any restructuring charges related to the fiscal year 2009 initiative, which was substantially complete. For further discussion on the fiscal year 2009 initiative, see Note 3 of the Company’s Annual Report on Form 10-K for the year ended April 29, 2011.

Note 6 – Investments

The Company holds short-term and long-term investments, which consist primarily of marketable debt and equity securities.

Information regarding the Company’s short-term and long-term investments at July 29, 2011 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$2,367	$29	$(6)	$2,390
Auction rate securities	167	—	(33)	134
Mortgage-backed securities	854	11	(8)	857
U.S. government and agency securities	2,652	43	—	2,695
Foreign government and agency securities	88	1	—	89
Certificates of deposit	109	—	—	109
Other asset-backed securities	400	2	(2)	400
Marketable equity securities	284	8	(67)	225
Trading securities:
Exchange-traded funds	42	—	(1)	41
Cost method, equity method, and other investments	843	—	—	843
Total short-term and long-term investments	$7,806	$94	$(117)	$7,783

Information regarding the Company’s short-term and long-term investments at April 29, 2011 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$1,947	$20	$(6)	$1,961
Auction rate securities	167	—	(34)	133
Mortgage-backed securities	783	10	(8)	785
U.S. government and agency securities	2,731	26	(1)	2,756
Foreign government and agency securities	130	1	—	131
Certificates of deposit	119	—	—	119
Other asset-backed securities	351	1	(3)	349
Marketable equity securities	186	55	(4)	237
Trading securities:
Exchange-traded funds	33	6	—	39
Cost method, equity method, and other investments	656	—	—	656
Total short-term and long-term investments	$7,103	$119	$(56)	$7,166

Information regarding the Company’s available-for-sale and trading securities at July 29, 2011 and April 29, 2011 is as follows:

	July 29, 2011		April 29, 2011
(in millions)	Short-term	Long-term	Short-term	Long-term
Available-for-sale securities	$1,128	$5,771	$1,046	$5,425
Trading securities	—	41	—	39
Total	$1,128	$5,812	$1,046	$5,464

The following tables show the gross unrealized losses and fair values of the Company’s available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category as of July 29, 2011 and April 29, 2011:

	July 29, 2011
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$348	$(1)	$16	$(5)
Auction rate securities	—	—	134	(33)
Mortgage-backed securities	221	(1)	70	(7)
Other asset-backed securities	—	—	10	(2)
Marketable equity securities	190	(67)	—	—
Total	$759	$(69)	$230	$(47)

	April 29, 2011
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$256	$(1)	$16	$(5)
Auction rate securities	—	—	133	(34)
Mortgage-backed securities	161	(1)	67	(7)
U.S. government and agency securities	267	(1)	—	—
Other asset-backed securities	74	(1)	12	(2)
Marketable equity securities	92	(4)	—	—
Total	$850	$(8)	$228	$(48)

At July 29, 2011 the Company concluded that the unrealized losses associated with the available-for-sale securities detailed above were not other-than-temporary as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of the amortized cost.

Activity related to the Company’s short-term and long-term investment portfolio is as follows:

	Three months ended
	July 29, 2011		July 30, 2010
(in millions)	Debt (a)	Equity (b)	Debt (a)	Equity (b)
Proceeds from sales	$1,561	$41	$1,183	$—
Gross realized gains	10	5	7	—
Gross realized losses	(2)	—	(4)	—
Impairment losses recognized	(1)	—	(3)	(3)

(a) Includes available-for-sale debt securities.
(b) Includes marketable equity securities, cost method, equity method, exchange-traded funds, and other investments.

The total other-than-temporary impairment losses on available-for-sale debt securities for the three months ended July 29, 2011 and July 30, 2010 were $1 million and $9 million, respectively, of which less than $1 million and $6 million, respectively, were recognized in other comprehensive income resulting in $1 million and $3 million, respectively, of charges being recognized in earnings. These charges relate to credit losses on certain mortgage-backed securities and other asset-backed securities. The amount of credit losses represents the difference between the present value of cash flows expected to be collected on these securities and the amortized cost. Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which it invested, the Company believes it has recorded all necessary other-than-temporary impairments as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of the amortized cost.

The following table shows the credit loss portion of other-than-temporary impairments on debt securities held by the Company as of the dates indicated and the corresponding changes in such amounts:

	Three months ended
(in millions)	July 29, 2011	July 30, 2010
Beginning Balance	$20	17
Additional credit losses recognized on securities previously impaired	—	2
Credit losses recognized on securities previously not impaired	1	1
Reductions for securities sold during the period	(1)	(1)
Ending Balance	$20	$19

The July 29, 2011 balance of available-for-sale debt securities by contractual maturity is shown in the following table at fair value. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows, assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	July 29, 2011
Due in one year or less	$1,367
Due after one year through five years	4,545
Due after five years through ten years	612
Due after ten years	150
Total debt securities	$6,674

As of July 29, 2011 and April 29, 2011, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method was $843 million and $656 million, respectively. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment. The July 29, 2011 cost method, equity method, and other investments balance includes $465 million of investments in a public company which have trading restrictions through December 31, 2013. These investments will be reclassified to available-for-sale marketable equity securities within one year of the restriction lapsing.

Gains and losses realized on trading securities and available-for-sale debt securities are recorded in interest expense, net in the condensed consolidated statements of earnings. Gains and losses realized on marketable equity securities, cost method, equity method, and other investments are recorded in other expense (income) in the condensed consolidated statements of earnings. In addition, unrealized gains and losses on available-for-sale debt securities are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets and unrealized gains and losses on trading securities are recorded in interest expense, net in the condensed consolidated statements of earnings. Gains and losses from the sale of investments are calculated based on the specific identification method.

Note 7 – Fair Value Measurements

The Company follows the authoritative guidance on fair value measurements and disclosures, with respect to assets and liabilities that are measured at fair value on both a recurring and nonrecurring basis. Under this guidance, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy is broken down into three levels. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Descriptions of the three levels of the fair value hierarchy are discussed in Note 6 of the Company’s Annual Report on Form 10-K for the year ended April 29, 2011.

See the section below titled Valuation Techniques for further discussion of how the Company determines fair value for financial assets and liabilities.

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The authoritative guidance is principally applied to financial assets and liabilities such as marketable debt and equity securities that are classified and accounted for as trading, available-for-sale, and derivative instruments. Derivatives include cash flow hedges, freestanding derivative forward contracts, and interest rate swaps. These items are marked-to-market at each reporting period. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value as of July 29, 2011	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$2,390	$—	$2,373	$17
Auction rate securities	134	—	—	134
Mortgage-backed securities	857	—	824	33
U.S. government and agency securities	2,695	1,398	1,297	—
Foreign government and agency securities	89	—	89	—
Certificates of deposit	109	—	109	—
Other asset-backed securities	400	—	394	6
Marketable equity securities	225	225	—	—
Exchange-traded funds	41	41	—	—
Derivative assets	175	33	142	—
Total assets	$7,115	$1,697	$5,228	$190

Liabilities:
Derivative liabilities	$296	$296	$—	$—
Total liabilities	$296	$296	$—	$—

	Fair Value as of April 29, 2011	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$1,961	$—	$1,944	$17
Auction rate securities	133	—	—	133
Mortgage-backed securities	785	—	750	35
U.S. government and agency securities	2,756	1,453	1,303	—
Foreign government and agency securities	131	—	131	—
Certificates of deposit	119	—	119	—
Other asset-backed securities	349	—	343	6
Marketable equity securities	237	237	—	—
Exchange-traded funds	39	39	—	—
Derivative assets	130	21	109	—
Total assets	$6,640	$1,750	$4,699	$191

Liabilities:
Derivative liabilities	$303	$303	$—	$—
Total liabilities	$303	$303	$—	$—

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

The valuation for most fixed maturity securities are classified as Level 2. Financial assets that are classified as Level 2 include corporate debt securities, U.S. government and agency securities, foreign government and agency securities, certificates of deposit, other asset-backed securities, and certain mortgage-backed securities whose value is determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, interest rate swaps are included in Level 2 as the Company uses inputs other than quoted prices that are observable for the asset. The Level 2 derivative instruments are primarily valued using standard calculations and models that use readily observable market data as their basis.

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain corporate debt securities, auction rate securities, certain mortgage-backed securities, and certain other asset-backed securities for which there was a decrease in the observability of market pricing for these investments. At July 29, 2011, these securities were valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing, and amount of expected future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants. The Company uses level 3 inputs in the measurement of contingent milestone payments and related liabilities for all acquisitions subsequent to April 24, 2009. See Note 3 for further information regarding contingent consideration.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the three months ended July 29, 2011 or July 30, 2010. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) for the three months ended July 29, 2011 and July 30, 2010.

Three Months Ended July 29, 2011

(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage-backed securities	Other asset-backed securities
Balance as of April 29, 2011	$191	$17	$133	$35	$6
Total realized losses and other-than-temporary impairment losses included in earnings	(1)	—	—	—	(1)
Total unrealized gains/(losses) included in other comprehensive income	2	—	1	—	1
Settlements	(2)	—	—	(2)	—
Balance as of July 29, 2011	$190	$17	$134	$33	$6

Three Months Ended July 30, 2010

(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage-backed securities	Other asset-backed securities
Balance as of April 30, 2010	$213	$16	$142	$39	$16
Total realized losses and other-than-temporary impairment losses included in earnings	(2)	(1)	—	(1)	—
Total unrealized gains/(losses) included in other comprehensive income	(2)	2	(4)	—	—
Settlements	(11)	(1)	—	(1)	(9)
Balance as of July 30, 2010	$198	$16	$138	$37	$7

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as equity and other securities that are accounted for using the cost or equity method, goodwill, intangible assets, and property, plant, and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized.

The Company holds investments in equity and other securities that are accounted for using the cost or equity method, which are classified as long-term investments in the condensed consolidated balance sheets. The aggregate carrying amount of these investments was $843 million as of July 29, 2011 and $656 million as of April 29, 2011. These cost or equity method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s cost or equity method investments is not estimated if there are no identified events or changes in circumstance that may have a significant adverse effect on the fair value of these investments. The Company did not record any impairment charges related to cost method investments during the three months ended July 29, 2011. During the three months ended July 30, 2010, the Company determined that the fair values of certain cost method investments were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $3 million in impairment charges during the three months ended July 30, 2010. The impairment charges related to the cost method investments were recorded in other expense (income) in the condensed consolidated statements of earnings. These investments fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value, as the investments are privately held entities without quoted market prices. To determine the fair value of these investments, the Company used all pertinent financial information that was available related to the entities, including financial statements and market participant valuations from recent and proposed equity offerings.

The Company assesses the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The aggregate carrying amount of intangible assets was $2.695 billion as of July 29, 2011 and $2.777 billion as of April 29, 2011, respectively. These assets are measured at fair value on a nonrecurring basis. The fair value of the Company’s intangible assets is not estimated if there is no change in events or circumstances that indicate the carrying amount of an intangible asset may not be recoverable. The Company did not record any intangible asset impairments during the three months ended July 29, 2011 or July 30, 2010.

The Company assesses the impairment of goodwill annually or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The aggregate carrying amount of goodwill was $9.541 billion as of July 29, 2011 and $9.537 billion as of April 29, 2011, respectively. These assets are measured at fair value on a nonrecurring basis. The fair value of the Company’s goodwill is not estimated if there is no change in events or circumstances that indicate the carrying amount may be impaired. The Company did not record any goodwill impairments during the three months ended July 29, 2011 or July 30, 2010.

The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of a property, plant, and equipment asset may not be recoverable. The Company did not recognize any significant impairments during the three months ended July 29, 2011 or July 30, 2010.

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company’s long-term debt, including the short-term portion, as of July 29, 2011 was $8.635 billion compared to a principal value of $8.093 billion, and as of April 29, 2011 was $8.524 billion compared to a principal value of $8.096 billion. Fair value was estimated using quoted market prices for the same or similar instruments. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts, and derivative/hedging activity.

Note 8 – Financing Arrangements

Senior Convertible Notes

In April 2006, the Company issued $2.200 billion of 1.500 percent Senior Convertible Notes due 2011 (2011 Senior Convertible Notes) and $2.200 billion of 1.625 percent Senior Convertible Notes due 2013 (2013 Senior Convertible Notes) (collectively, the Senior Convertible Notes). The Senior Convertible Notes were issued at par and pay interest in cash semi-annually in arrears on April 15 and October 15 of each year. The 2011 Senior Convertible Notes were repaid in April 2011. The 2013 Senior Convertible Notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness.

Concurrent with the issuance of the Senior Convertible Notes, the Company purchased call options on its common stock in private transactions. The call options allow the Company to receive shares of the Company’s common stock and/or cash from counterparties equal to the amounts of common stock and/or cash related to the excess conversion value that it would pay to the holders of the 2013 Senior Convertible Notes upon conversion.

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

Under the authoritative guidance, the Company concluded that the purchased call options and sold warrants were indexed to its own stock and should continue to be classified in shareholders’ equity and not be separated as a derivative.

Authoritative guidance provides that contracts are initially classified as equity if (1) the contract requires physical settlement or net-share settlement, or (2) the contract gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The settlement terms of the Company’s purchased call options and sold warrant contracts provide for net cash settlement for the particular contract or net share settlement, depending on the method of settlement, as discussed above, which is at the option of the Company. Based on existing guidance, the purchased call option contracts were recorded as a reduction of equity and the warrants were recorded as an addition to equity as of the trade date. Existing guidance states that a reporting entity shall not consider contracts to be derivative instruments if the contract issued or held by the reporting entity is both indexed to its own stock and classified in shareholders’ equity in its statement of financial position. The Company concluded the purchased call option contracts and the warrant contracts should be accounted for in shareholders’ equity.

The Company accounted for the Senior Convertible Notes in accordance with the authoritative guidance for convertible debt, which requires the proceeds from the issuance of the Senior Convertible Notes to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the 2013 Senior Convertible Notes are expected to be outstanding as additional non-cash interest expense.

The following table provides equity and debt information for the 2013 Senior Convertible Notes under the convertible debt guidance.

	2013 Senior Convertible Notes
(in millions)	July 29, 2011	April 29, 2011
Carrying amount of the equity component	$547	$547

Principal amount of the 2013 Senior Convertible Notes	$2,200	$2,200
Unamortized discount	(155)	(177)
Net carrying amount	$2,045	$2,023

As of July 29, 2011, the unamortized balance of the debt discount will be amortized over the remaining life of the 2013 Senior Convertible Notes, which is approximately two years. The following table provides interest rate and interest expense amounts related to the Senior Convertible Notes.

	2011 Senior Convertible Notes		2013 Senior Convertible Notes
	Three months ended		Three months ended
(in millions, except interest rate)	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
Effective interest rate	—%	5.97%	6.03%	6.03%
Interest cost related to contractual interest coupon	$—	$8	$9	$9
Interest cost related to amortization of the discount	$—	$23	$21	$20

Senior Notes

The Company has outstanding unsecured senior obligations including the $550 million 4.500 percent 2009 Senior Notes due 2014, the $1.250 billion 3.000 percent 2010 Senior Notes due 2015, the $600 million 4.750 percent 2005 Senior Notes due 2015, the $500 million 2.625 percent 2011 Senior Notes due 2016, the $400 million 5.600 percent 2009 Senior Notes due 2019, the $1.250 billion 4.45 Senior Notes due 2020, the $500 million 4.125 percent 2011 Senior Notes due 2021, the $300 million 6.500 percent 2009 Senior Notes due 2039, and the $500 million 5.550 percent Senior Notes due 2040 (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remains in compliance with as of July 29, 2011. The Company used the net proceeds from the sale of the Senior Notes for working capital and general corporate uses, which include the repayment of other indebtedness of the Company. For additional information regarding the terms of these agreements, refer to Note 8 of the Company’s Annual Report on Form 10-K for the year ended April 29, 2011.

As of July 29, 2011, the Company had interest rate swap agreements designated as fair value hedges of underlying fixed rate obligations including the Company’s $1.250 billion 3.000 percent 2010 Senior Notes due 2015, the Company’s $600 million 4.750 percent 2005 Senior Notes due 2015, the Company’s $500 million 2.625 percent 2011 Senior Notes due 2016, and the Company’s $500 million 4.125 percent 2011 Senior Notes due 2021. For additional information regarding the interest rate swap agreements, refer to Note 9.

Contingent Convertible Debentures

As of July 29, 2011 and April 29, 2011, the Company has $15 million remaining in aggregate principal amount of 1.250 percent Contingent Convertible Debentures, Series B due 2021 (the Debentures) outstanding. Interest is payable semi-annually. Each Debenture is convertible into shares of common stock at an initial conversion price of $61.81 per share; however, the Debentures are not convertible before their final maturity unless the closing price of our common stock reaches 110 percent of the conversion price for 20 trading days during a consecutive 30 trading day period, or upon the Company’s call to the redemption of the debentures. Upon conversion of the Debentures, the Company will pay holders cash equal to the lesser of the principal amount of the Debentures or their conversion value, and shares of the Company’s common stock to the extent the conversion value exceeds the principal amount of the Debentures. At the end of July 2011, the Company gave notice to the holders of the Debentures of its intent to redeem the Debentures for cash at a price equal to 100% of the principal amount, plus any accrued and unpaid interest, on September 15, 2011 (the “Redemption Date”). Holders may surrender the Debentures for conversion into shares of the Company’s common stock or cash, as applicable, any time before the close of business on September 13, 2011, which is two business days prior to the Redemption Date.

Commercial Paper

The Company maintains a commercial paper program that allows the Company to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of July 29, 2011 and April 29, 2011, outstanding commercial paper totaled $1.600 billion and $1.500 billion, respectively. During the three months ended July 29, 2011, the weighted average original maturity of the commercial paper outstanding was approximately 106 days, and the weighted average interest rate was 0.20 percent. The issuance of commercial paper reduces the amount of credit available under the Company’s existing lines of credit.

Bank Borrowings

Bank borrowings consist primarily of borrowings from non-U.S. banks at interest rates considered favorable by management and where natural hedges can be gained for foreign exchange purposes and borrowings from U.S. banks.

Lines of Credit

The Company has committed and uncommitted lines of credit with various banks. The committed lines of credit include a four-year $2.250 billion syndicated credit facility dated December 9, 2010 that will expire on December 9, 2014. The credit facility provides the Company with the ability to increase its capacity by an additional $500 million at any time during the life of the four-year term of the agreement. The credit facility provides backup funding for the commercial paper program, and therefore, the issuance of commercial paper reduces the amount of credit available under the committed lines of credit. As of July 29, 2011 and April 29, 2011, no amounts were outstanding on the committed lines of credit.

Interest rates on these borrowings are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. Facility fees are payable on the credit facilities and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which the Company remains in compliance with as of July 29, 2011.

Note 9 – Derivatives and Foreign Exchange Risk Management

The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets, liabilities, and probable commitments. At inception of the forward contract, the derivative is designated as either a freestanding derivative or cash flow hedge. The primary currencies of the derivative instruments are the Euro and the Japanese Yen. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding as of July 29, 2011 and April 29, 2011 was $6.765 billion and $6.834 billion, respectively. The aggregate currency exchange rate (losses)/gains were $(56) million and $54 million for the three months ended July 29, 2011 and July 30, 2010, respectively. These gains/(losses) represent the net impact to the condensed consolidated statements of earnings for the derivative instruments presented below, offset by remeasurement losses on foreign currency denominated assets and liabilities.

The information that follows explains the various types of derivatives and financial instruments used by the Company, how and why the Company uses such instruments, how such instruments are accounted for, and how such instruments impact the Company’s condensed consolidated balance sheets and statements of earnings.

Freestanding Derivative Forward Contracts

Freestanding derivative forward contracts are used to offset the Company’s exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized currently in earnings, thereby offsetting the current earnings effect of the related change in U.S. dollar value of foreign currency denominated assets and liabilities. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts, not designated as hedging instruments, outstanding as of July 29, 2011 and April 29, 2011 was $2.902 billion and $2.453 billion, respectively.

The amount of gains/(losses) and location of the gains/(losses) in the condensed consolidated statements of earnings related to derivative instruments not designated as hedging instruments for the three months ended July 29, 2011 and July 30, 2010 were as follows:

(in millions)	Three months ended
Derivatives Not Designated as Hedging Instruments	Location	July 29, 2011	July 30, 2010
Foreign currency exchange rate contracts	Other expense	$(17)	$21

Cash Flow Hedges

Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. No gains or losses relating to ineffectiveness of cash flow hedges were recognized in earnings during the three months ended July 29, 2011 and July 30, 2010. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued during the three months ended July 29, 2011 and July 30, 2010. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts, designated as cash flow hedges, outstanding as of July 29, 2011 and April 29, 2011 was $3.863 billion and $4.381 billion, respectively, and will mature within the subsequent 39-month period.

The amount of gains/(losses) and location of the gains/(losses) in the condensed consolidated statements of earnings and other comprehensive income (OCI) related to derivative instruments designated as cash flow hedges for the three months ended July 29, 2011 and July 30, 2010 are as follows:

Three months ended July 29, 2011
	Gross Gains/(Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains/(Losses) on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions) Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$20	Other expense	$(54)
		Cost of products sold	8
Total	$20		$(46)

Three months ended July 30, 2010
	Gross Gains/(Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains/(Losses) on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions) Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$(75)	Other income	$54
		Cost of products sold	(1)
Total	$(75)		$53

As of July 29, 2011 and April 29, 2011, the Company had a balance of $244 million and $257 million in after-tax net unrealized losses associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $184 million of this balance will be reclassified into the consolidated statement of earnings over the next twelve months.

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

As of July 29, 2011 and April 29, 2011, the Company had interest rate swaps in gross notional amounts of $2.600 billion and $3.500 billion, respectively, designated as fair value hedges of underlying fixed rate obligations. As of July 29, 2011, outstanding interest rate swap agreements were designated as fair value hedges of underlying fixed rate obligations including the Company’s $1.250 billion 3.000 percent 2010 Senior Notes due 2015, $600 million 4.750 percent 2005 Senior Notes due 2015, $500 million 2.625 percent 2011 Senior Notes due 2016, and the $500 million 4.125 percent 2011 Senior Notes due 2021. For additional information regarding the terms of the Company’s interest rate swap agreements, refer to Note 9 of the Company’s Annual Report on Form 10-K for the year ended April 29, 2011.

In July 2011, the Company terminated interest rate swap agreements with a consolidated notional amount of $900 million that were designated as fair value hedges of the fixed interest rate obligation under the Company’s $2.200 billion 1.625 percent 2013 Senior Convertible Notes and $550 million 4.500 percent Senior Notes due 2014. Upon termination, the contracts were in an asset position, resulting in cash receipts of $46 million, which included $10 million of accrued interest. The gain from terminating the interest rate swap agreements increased the outstanding balance of the 2013 Senior Convertible Notes and the Senior Notes and is being amortized as a reduction of interest expense over the remaining life of the 2013 Senior Convertible Notes and the Senior Notes. The cash flows from the termination of these interest rate swap agreements have been reported as operating activities in the condensed consolidated statements of cash flows.

The market value of outstanding interest rate swap agreements was a $142 million unrealized gain and the market value of the hedged item was a $142 million unrealized loss at July 29, 2011 which were recorded in other assets with the offset recorded in long-term debt in the condensed consolidated balance sheet. Less than $1 million of hedge ineffectiveness was recorded as a result of these fair value hedges for the three months ended July 29, 2011. These fair value hedges resulted in hedge ineffectiveness of $2 million for the three months ended July 30, 2010, which was recorded as an increase in interest expense, net in the condensed consolidated statement of earnings.

During the three months ended July 29, 2011 and July 30, 2010, the Company did not have any ineffective fair value hedging instruments. In addition, the Company did not recognize any gains or losses during the three months ended July 29, 2011 and July 30, 2010 on firm commitments that no longer qualify as fair value hedges.

Balance Sheet Presentation

The following table summarizes the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets as of July 29, 2011 and April 29, 2011. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not, and are further segregated by type of contract within those two categories.

July 29, 2011

	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign currency exchange contracts	Prepaid expenses and other current assets	$29	Other accrued expenses	$231
Interest rate contracts	Other assets	142
Foreign currency exchange contracts	Other assets	3	Other long-term liabilities	63
Total derivatives designated as hedging instruments		$174		$294

Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Prepaid expenses and other current assets	$1	Other accrued expenses	$2
Total derivatives not designated as hedging instruments		$1		$2
Total derivatives		$175		$296

April 29, 2011

	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$19	Other accrued expenses	$235
Interest rate contracts	Other assets	109
Foreign currency exchange rate contracts	Other assets	1	Other long-term liabilities	64
Total derivatives designated as hedging instruments		$129		$299

Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$1	Other accrued expenses	$4
Total derivatives not designated as hedging instruments		$1		$4
Total derivatives		$130		$303

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of interest-bearing investments, forward exchange derivative contracts, and trade accounts receivable.

The Company maintains cash and cash equivalents, investments, and certain other financial instruments (including currency exchange rate and interest rate derivative contracts) with various major financial institutions. The Company performs periodic evaluations of the relative credit standings of these financial institutions and limits the amount of credit exposure with any one institution. In addition, the Company has collateral credit agreements with its primary derivatives counterparties. Under these agreements, either party is required to post eligible collateral when the market value of transactions covered by the agreement exceeds specific thresholds, thus limiting credit exposure for both parties. As of July 29, 2011, no collateral was posted by either the Company or its counterparties. As of April 29, 2011, the Company had $8 million in securities pledged as collateral to its counterparties, respectively. The securities pledged as collateral are included in cash and cash equivalents in the condensed consolidated balance sheets.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. However, a significant amount of trade receivables are with hospitals that are dependent upon governmental health care systems in many countries. The current economic conditions in many foreign countries, particularly the recent deterioration of conditions in Portugal, Italy, Greece, and Spain, have increased, and may continue to increase, the average length of time it takes the Company to collect on its outstanding accounts receivable in these countries. As of July 29, 2011, the Company’s accounts receivable net of the allowance for doubtful accounts in Portugal, Italy, Greece and Spain was $991 million. The Company continues to monitor the creditworthiness of customers located in these and other geographic areas. Although the Company does not currently foresee a significant credit risk associated with these receivables, repayment is dependent upon the financial stability of the economies of those countries. As of July 29, 2011 and April 29, 2011, no one customer nor any one national health care system represented more than 10 percent of the Company’s outstanding accounts receivable. See “Operations Outside of the United States” in management’s discussion and analysis for further details regarding the concentrations of credit risk in the Company’s trade accounts receivable.

Note 10 – Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

(in millions)	July 29, 2011	April 29, 2011
Finished goods	$1,138	$1,067
Work in process	295	263
Raw materials	375	365
Total	$1,808	$1,695

Note 11 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended July 29, 2011 are as follows:

(in millions)	Cardiac and Vascular Group	Restorative Therapies Group	Total
Balance as of April 29, 2011	$2,679	$6,858	$9,537
Currency adjustment, net	(2)	6	4
Balance as of July 29, 2011	$2,677	$6,864	$9,541

Balances of intangible assets, excluding goodwill, as of July 29, 2011 and April 29, 2011 are as follows:

(in millions)	Purchased Technology and Patents	Trademarks and Tradenames	Acquired IPR&D	Other	Total
Amortizable intangible assets as of July 29, 2011:
Original cost	$3,527	$373	$337	$148	$4,385
Accumulated amortization	(1,296)	(299)	—	(95)	(1,690)
Carrying value	$2,231	$74	$337	$53	$2,695

Amortizable intangible assets as of April 29, 2011:
Original cost	$3,565	$373	$338	$150	$4,426
Accumulated amortization	(1,265)	(290)	—	(94)	(1,649)
Carrying value	$2,300	$83	$338	$56	$2,777

Amortization expense for the three months ended July 29, 2011 and July 30, 2010 was $88 million and $82 million, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets, excluding any possible future amortization associated with acquired IPR&D, which has not met technological feasibility, is as follows:

(in millions) Fiscal Year	Estimated Amortization Expense
Remaining 2012	$214
2013	286
2014	274
2015	259
2016	247
Thereafter	1,078
Total estimated amortization expense	$2,358

Note 12 – Warranty Obligation

The Company offers a warranty on various products. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the net costs to repair or otherwise satisfy the claim. The Company includes the covered costs associated with field actions, if any, in cost of products sold on the condensed consolidated statements of earnings. The Company includes the warranty obligation in other accrued expenses and other long-term liabilities on the condensed consolidated balance sheets.

Changes in the Company’s product warranties during the three months ended July 29, 2011 and July 30, 2010 consisted of the following:

	Three months ended
(in millions)	July 29, 2011	July 30, 2010
Balance at the beginning of the period	$44	$45
Warranty claims provision	6	6
Settlements made	(8)	(6)
Balance at the end of the period	$42	$45

Note 13 – Interest Expense, Net

Interest income and interest expense for the three months ended July 29, 2011 and July 30, 2010 are as follows:

	Three months ended
(in millions)	July 29, 2011	July 30, 2010
Interest income	$(45)	$(33)
Interest expense	77	107
Interest expense, net	$32	$74

Interest income includes interest earned on the Company’s cash and cash equivalents, short- and long-term investments, the net realized and unrealized gain or loss on trading securities, changes in the fair value of interest rate derivative instruments, and the net realized gain or loss on the sale or impairment of available-for-sale debt securities. See Note 6 for further discussion of these items.

Interest expense includes the expense associated with the interest that the Company pays on its outstanding borrowings, including short- and long-term instruments, change in the fair value of interest rate derivative instruments, and the amortization of debt issuance costs and debt discounts.

Note 14 – Income Taxes

During the three months ended July 29, 2011, the Company’s gross unrecognized tax benefits increased from $769 million to $778 million. In addition, the Company has accrued interest and penalties of $105 million as of July 29, 2011. If all of the Company’s unrecognized tax benefits were recognized, approximately $694 million would impact the Company’s effective tax rate. The Company records the gross unrecognized tax benefit as a long-term liability as it does not expect significant payments to occur or the total amount of unrecognized tax benefits to change significantly over the next 12 months.

The Company will continue to recognize interest and penalties related to income tax matters in the provision for income taxes in the condensed consolidated statements of earnings and record the liability in the current or long-term accrued income taxes in the condensed consolidated balance sheets, as appropriate.

As of July 29, 2011, there were no changes to significant unresolved matters with the U.S. Internal Revenue Service (IRS) or foreign tax authorities from what was disclosed in the Company’s Annual Report on Form 10-K for the year ended April 29, 2011.

Note 15 – Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan.

The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended
(in millions, except per share data)	July 29, 2011	July 30, 2010
Numerator:
Net earnings	$821	$830
Denominator:
Basic – weighted average shares outstanding	1,063.5	1,086.1
Effect of dilutive securities:
Employee stock options	1.2	0.6
Employee restricted stock awards/units	4.7	2.7
Other	0.2	0.3
Diluted – weighted average shares outstanding	1,069.6	1,089.7

Basic earnings per share	$0.77	$0.76
Diluted earnings per share	$0.77	$0.76

The calculation of weighted average diluted shares outstanding excludes options for approximately 57 million and 64 million shares of common stock for the three months ended July 29, 2011 and July 30, 2010, respectively, as the exercise price of those options was greater than the average market price, resulting in an anti-dilutive effect on diluted earnings per share. For the three months ended July 29, 2011 and July 30, 2010, common share equivalents related to the Company’s $2.200 billion and $4.400 billion of Senior Convertible Notes, respectively, were anti-dilutive as the market price of the Company’s stock was below the conversion price of the Senior Convertible Notes and, therefore, were excluded from the calculation of weighted average diluted shares.

Note 16 – Comprehensive Income and Accumulated Other Comprehensive Loss

In addition to net earnings, comprehensive income includes changes in currency exchange rate translation adjustments, unrealized gains and losses on currency exchange rate derivative contracts qualifying and designated as cash flow hedges, net changes in retirement obligation funded status, and unrealized gains and losses on available-for-sale marketable securities. Comprehensive income for the three months ended July 29, 2011 and July 30, 2010 was $960 million and $784 million, respectively.

Presented below is a summary of activity for each component of accumulated other comprehensive loss:

(in millions)	Unrealized Gain/(Loss) on Investments	Cumulative Translation Adjustments	Net Change in Retirement Obligations	Unrealized Gain/(Loss) on Foreign Currency Exchange Rate Derivatives	Accumulated Other Comprehensive Loss
Balance as of April 29, 2011	$196	$443	$(607)	$(257)	$(224)
Other comprehensive income	105	14	8	13	139
Balance as of July 29, 2011	$301	$457	$(599)	$(244)	$(85)

Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in non-U.S. subsidiaries. The tax expense on the unrealized gain on foreign exchange rate derivatives for the three months ended July 29, 2011 was $6 million. The tax expense related to the net change in retirement obligations was $6 million for the three months ended July 29, 2011. The tax expense on the unrealized gain on investments for the three months ended July 29, 2011 was $56 million. During the three months ended July 29, 2011, the Company received shares in the form of a dividend related to a previous cost method investment, and in accordance with authoritative guidance, the Company recorded these shares as an investment and correspondingly recorded an unrealized gain.

Note 17 – Stock-Based Compensation

Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.

The following table presents the components and classification of stock-based compensation expense recognized for the three months ended July 29, 2011 and July 30, 2010:

	Three months ended
(in millions)	July 29, 2011	July 30, 2010
Stock options	$15	$22
Restricted stock awards/units	22	23
Employee stock purchase plan	4	4
Total stock-based compensation expense	$41	$49

Cost of products sold	$3	$6
Research and development expense	7	12
Selling, general, and administrative expense	31	31
Total stock-based compensation expense	$41	$49

Income tax benefits	(11)	(14)

Total stock-based compensation expense, net of tax	$30	$35

Note 18 – Retirement Benefit Plans

The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans (post-retirement benefits), defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the plans include the following components for the three months ended July 29, 2011 and July 30, 2010:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Three months ended		Three months ended		Three months ended
(in millions)	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
Service cost	$23	$22	$11	$9	$5	$5
Interest cost	22	19	7	6	4	4
Expected return on plan assets	(30)	(26)	(9)	(6)	(4)	(3)
Amortization of net actuarial loss	11	8	1	1	1	1
Net periodic benefit cost	26	23	10	10	6	7
Special termination benefits	—	—	—	—	—	—
Total cost for period	$26	$23	$10	$10	$6	$7

Note 19 – Contingencies

The Company is involved in a number of legal actions. The outcomes of these legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief (including injunctions barring the sale of products that are the subject of the lawsuit), that could require significant expenditures or result in lost revenues. In accordance with U.S. GAAP, the Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines or punitive damages; or could result in a change in business practice. While it is not possible to predict the outcome for most of the matters discussed, the Company believes it is possible that costs associated with them could have a material adverse impact on the Company’s consolidated earnings, financial position, or cash flows.

Litigation with Wyeth and Cordis Corporation

On February 22, 2008, Wyeth and Cordis Corporation (Cordis) filed a lawsuit against the Company and its subsidiary, Medtronic AVE, Inc., in U.S. District Court for the District of New Jersey, alleging that Medtronic’s Endeavor drug-eluting stent infringes three U.S. “Morris” patents alleged to be owned by Wyeth and exclusively licensed to Cordis. A trial date has been set for January 9, 2012. The Company is indemnified for the claims made by Wyeth and Cordis. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.

Litigation with Edwards Lifesciences, Inc.

On March 19, 2010, the U.S. District Court for the District of Delaware added Medtronic CoreValve LLC (CoreValve) as a party to litigation pending between Edwards Lifesciences, Inc. (Edwards) and CoreValve, Inc. In the litigation, Edwards asserted that CoreValve’s transcatheter aortic valve replacement product infringed three U.S. “Andersen” patents owned by Edwards. Before trial, the court granted summary judgment to Medtronic as to two of the three patents. Following a trial, on April 1, 2010 a jury found that CoreValve willfully infringed a claim on the remaining Andersen patent and awarded total lost profit and royalty damages of $74 million. On May 28, 2010, Edwards filed a motion seeking an injunction against CoreValve. On February 7, 2011, the trial court ruled on post-trial motions, denying Edwards’ motions for an injunction, enhanced damages and attorneys’ fees and denying Medtronic’s motions to overturn the jury’s verdict. Medtronic has appealed to the U.S. Court of Appeals for the Federal Circuit.

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

The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.

Marquis/Maximo/InSync Matters

On February 10, 2005, Medtronic voluntarily began to advise physicians about the possibility that a specific battery shorting mechanism might manifest itself in a subset of implantable cardioverter defibrillators (ICDs) and cardiac resynchronization therapy-defibrillators (CRT-Ds). These included certain Marquis VR/DR and Maximo VR/DR ICDs and certain InSync I/II/III CRT-D devices. Subsequent to this voluntary field action, a number of lawsuits were filed against the Company alleging a variety of claims, including individuals asserting claims of personal injury and third-party payors alleging entitlement to reimbursement. The vast majority of the United States lawsuits were settled in 2008, and only a Canadian class action and a small number of individual cases, none of which are considered material, remain pending. One third-party payor, Kinetic Knife, dismissed its original action without prejudice and on November 5, 2008 filed a putative class action relating to the same subject matter. Medtronic removed the case to the United States District Court for the District of Minnesota. On April 19, 2011, the court dismissed on preemption grounds the majority of plaintiff’s claims. In June 2011, the Company settled the remaining claims for final resolution of this third-party payor class action.

Sprint Fidelis Product Liability Matters

On October 15, 2007, the Company voluntarily suspended worldwide distribution of its Sprint Fidelis (Fidelis) family of defibrillation leads. As of April 29, 2011, approximately 4,000 lawsuits regarding the Fidelis leads had been filed against the Company, including approximately 47 putative class action suits reflecting a total of approximately 9,000 individual personal injury cases. Approximately 2,800 of the lawsuits were commenced in Minnesota state court and approximately 1,200 were consolidated for pretrial proceedings before a single federal judge in the U.S. District Court for the District of Minnesota pursuant to the Multi-District Litigation (MDL) rules. On January 5, 2009, the MDL court dismissed with prejudice the master consolidated complaint for individuals and the master consolidated complaint for third-party payors on grounds of federal preemption. The state court judge dismissed the state court cases on similar grounds on October 22, 2009. Plaintiffs sought appeals in both the federal and state court matters. The Minnesota Court of Appeals dismissed the appeal on May 16, 2011. On October 15, 2010, the U.S. Court of Appeals for the Eighth Circuit affirmed the dismissal of plaintiffs’ claims. On October 29, 2010, plaintiffs petitioned the Eighth Circuit for rehearing of their appeal. On June 14, 2011, the Eighth Circuit dismissed this petition for rehearing.

The Company announced on October 14, 2010 that it had entered into an agreement to settle the pending lawsuits as well as certain unfiled claims subject to opt-out rights by both plaintiffs and the Company, including the Company’s right to cancel the agreement. The terms of the agreement stipulated that, if Medtronic elected not to cancel the agreement, it would pay plaintiffs to settle substantially all pending U.S. lawsuits and claims, subject to certain conditions. The parties subsequently reached an adjusted settlement agreement pursuant to which Medtronic waived its right to cancel the agreement and agreed to pay a total of $221 million to resolve over 14,000 filed and unfiled claims. Accordingly, the Company recorded an expense of $221 million related to probable and reasonably estimated damages under U.S. GAAP in connection with these matters in fiscal year 2011.

In addition, one putative class action has been filed in the Ontario Superior Court of Justice in Canada. On October 20, 2009, that court certified a class proceeding, but denied class certification on plaintiffs’ claim for punitive damages, which the plaintiffs appealed. On July 16, 2010, the appeal was denied. Plaintiffs’ request for further appeal was denied on November 22, 2010. The Company has not recorded an expense related to damages in connection with that matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.

Shareholder Related Matters

On December 10, 2008, the Minneapolis Firefighters’ Relief Association filed a putative class action complaint against the Company and certain current and former officers in the U.S. District Court for the District of Minnesota, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. The complaint alleges that the defendants made false and misleading public statements concerning the INFUSE Bone Graft product which artificially inflated Medtronic’s stock price during the period. On August 21, 2009, plaintiffs filed a consolidated putative class action complaint expanding the class. Medtronic’s motion to dismiss the consolidated complaint was denied on February 3, 2010, and pretrial proceedings are underway.

The Company has not recorded an expense related to damages in connection with this matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.

Mirowski

Medtronic is a licensee to the RE 38,119 patent (‘119 Patent) and RE 38,897 patent (‘897 Patent) owned by Mirowski Family Ventures, LLC (Mirowski) relating to the treatment of hemodynamic dysfunction. Medtronic and Mirowski dispute the application of the ‘119 and ‘897 Patents to certain Medtronic cardiac resynchronization products. On December 17, 2007, Medtronic filed an action in U.S. District Court for the District of Delaware seeking a declaration that none of its products infringe any valid claims of either the ‘119 or ‘897 Patents. If certain conditions are fulfilled, the ‘119 and/or ‘897 Patents are determined to be valid and the Medtronic products are found to infringe the ‘119 and/or ‘897 Patents, Medtronic will be obligated to pay royalties to Mirowski based upon sales of certain CRT-D products. A bench trial concluded on March 13, 2010. On March 30, 2011, the trial court entered a judgment of non-infringement in Medtronic’s favor. Mirowski has appealed the decision to the United States Court of Appeals for the Federal Circuit. As of July 29, 2011 the amount of disputed royalties and interest related to CRT-D products was $116 million. In accordance with U.S. GAAP, this amount has not been accrued because the outcome is not currently probable.

Other Matters

On November 9, 2010, the French Competition Authority commenced an investigation of the Company, along with a number of other medical device companies, and the companies’ trade association, Syndicat National de l’Industrie des Technologies Medicales (“SNITEM”), to determine whether such companies or SNITEM engaged in any anticompetitive practices in responding to tenders to purchase certain medical devices. Medtronic is fully cooperating with the investigation.

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

On September 16, 2009, the Company received a subpoena from the Office of Inspector General for the Department of Health and Human Services in the Eastern District of California requesting production of documents relating to the Company’s cardiac rhythm medical devices, including revenue, sales, marketing, and promotional documents, documents relating to reimbursement communications to customers pertaining to the devices, documents relating to scientific studies and registries pertaining to the devices, and documents relating to payments or items of value provided to customers. The Company is fully cooperating with this inquiry.

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

On October 6, 2008, the Company received a subpoena from the United States Attorney’s Office for the District of Massachusetts pursuant to HIPAA requesting production of documents relating to Medtronic’s INFUSE Bone Graft product. The Company has since received supplemental subpoenas or document requests in connection with the INFUSE Bone Graft product, including a December 18, 2008 civil investigative demand from the Massachusetts Attorney General’s Office and several inquiries from the United States Senate Finance Committee. The Company is fully cooperating with these investigations.

In late June 2008, the Company received a subpoena issued by the United States Attorney’s Office for the District of Massachusetts pursuant to HIPAA, relating to the Company’s marketing of biliary stents. The Company is fully cooperating with this inquiry. On February 19, 2010, a complaint captioned United States of America ex rel Tricia Nowak and Enda Dodd v. Medtronic, filed in the United States District Court for the District of Massachusetts and relating to similar issues was unsealed. On April 23, 2010, Medtronic filed a motion to dismiss the complaint. On July 27, 2011, the Court issued an order granting Medtronic’s motion to dismiss the majority of Plaintiff’s claims in that case.

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

On October 24, 2005, the Company received a subpoena from the United States Attorney’s Office for the District of Massachusetts issued under HIPAA requesting documents the Company may have, if any, relating to pacemakers and defibrillators and related components; monitoring equipment and services; a provision of benefits, if any, to persons in a position to recommend purchases of such devices; and the Company’s training and compliance materials relating to the fraud and abuse and federal Anti-Kickback statutes. In September 2008, the United States Attorney’s office for the District of Massachusetts informed Medtronic that it is no longer pursuing its investigation of Medtronic related to the October 24, 2005 subpoena. On September 5, 2008, Medtronic received a subpoena from the Office of Inspector General for the Department of Health and Human Services in the District of Minnesota, requesting production of substantially the same materials covered in the 2005 Massachusetts subpoena. The Company is fully cooperating with this inquiry. In accordance with U.S. GAAP, during fiscal year 2011, the Company recorded $24 million in expense related to probable and reasonably estimated losses in connection with this matter.

With the exception of the $24 million in expense that was recorded relating to the Minnesota Department of Justice matter described above, the Company has not recorded an expense related to losses in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from these matters.

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

Note 20 – Segment and Geographic Information

Segment information

The Company’s Cardiac and Vascular Group consists of three businesses: Cardiac Rhythm Disease Management (CRDM), CardioVascular, and Physio-Control. The primary products sold by this operating segment include those for cardiac rhythm disorders, cardiovascular disease, and external defibrillation. The Company’s Restorative Therapies Group consists of four businesses: Spinal, Neuromodulation, Diabetes, and Surgical Technologies. The primary products sold by this operating segment include those for spinal conditions and musculoskeletal trauma, neurological disorders, urological and digestive disorders, diabetes, and ear, nose, and throat conditions.

The Company’s management evaluates performance and allocates resources based on profit and loss from operations before income taxes and interest expense, net, not including special charges, restructuring charges, certain litigation charges, net, acquisition-related items, and certain tax adjustments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended April 29, 2011.

Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. Net sales and earnings before income taxes by reportable segment are as follows:

	Three months ended
(in millions)	July 29, 2011	July 30, 2010
Cardiac and Vascular Group	$2,206	$2,027
Restorative Therapies Group	1,843	1,746
Total Net Sales	$4,049	$3,773

	Three months ended
(in millions)	July 29, 2011	July 30, 2010
Cardiac and Vascular Group	$711	$717
Restorative Therapies Group	491	489
Total Reportable Segments’ Earnings Before Income Taxes	1,202	1,206
Acquisition-related items	(13)	(15)
Interest expense, net	(32)	(74)
Corporate	(135)	(77)
Total Earnings Before Income Taxes	$1,022	$1,040

The following table presents the Company’s net assets by reportable segment:

(in millions)	July 29, 2011	April 29, 2011
Cardiac and Vascular Group	$7,005	$6,774
Restorative Therapies Group	10,656	10,539
Total Net Assets of Reportable Segments	17,661	17,313
Short-term borrowings	(1,857)	(1,723)
Long-term debt	(8,195)	(8,112)
Corporate	8,731	8,490
Total Net Assets	$16,340	$15,968

Geographic information

Net sales to external customers by geography are as follows:

	Three months ended
(in millions)	July 29, 2011	July 30, 2010
United States	$2,206	$2,229
Europe	1,087	925
Asia Pacific	591	484
Other Foreign	165	135
Total Net Sales	$4,049	$3,773

Note 21 – Subsequent Events

On August 31, 2011, the Company acquired Salient. Salient develops and markets devices for haemostatic sealing of soft tissue and bone incorporating advanced energy technology. Total consideration for the transaction was approximately $497 million. Medtronic had previously invested in Salient and held an 8.9 percent ownership position in the company. In connection with the acquisition of Salient, the Company will recognize a gain on its previously held investment, which will be recorded within acquisition-related items in the condensed consolidated statement of earnings in the second quarter of fiscal year 2012. Net of this ownership position, the transaction value was approximately $452 million.

Salient’s AQUAMANTYS System uses patented TRANSCOLLATION technology, which provides haemostatic sealing of soft tissue and bone at the surgical site. Salient’s devices are used in a variety of surgical procedures including orthopedic surgery, spine, open abdominal, and thoracic procedures.

On August 31, 2011, the Company acquired PEAK. PEAK develops and markets tissue dissection devices incorporating advanced energy technology. Total consideration for the transaction was approximately $113 million. Medtronic had previously invested in PEAK and held an 18.9 percent ownership position in the company. In connection with the acquisition of PEAK, the Company will recognize a gain on its previously held investment, which will be recorded within acquisition-related items in the condensed consolidated statement of earnings in the second quarter of fiscal year 2012. Net of this ownership position, the transaction value was approximately $96 million.

PEAK’s PlasmaBlade tissue dissection device is based on proprietary technology that represents an important advance in radiofrequency surgical technologies. The PlasmaBlades are a family of disposable cutting devices that offer the exacting control of a scalpel and the bleeding control of traditional electrosurgery without extensive collateral damage. The PEAK Surgery System is cleared for use in general, plastic and reconstructive, ENT, gynecologic, orthopedic, arthroscopic, spinal, and neurological surgical procedures in the U.S., and for use in general surgery in the European Union. In the U.S., the PEAK Surgery System was launched in July 2008 and has been used by U.S. surgeons on more than 25,000 patients.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNDERSTANDING OUR FINANCIAL INFORMATION

The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic, Inc. and its subsidiaries (Medtronic or the Company). For a full understanding of financial condition and results of operations, you should read this discussion along with management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended April 29, 2011. In addition, you should read this discussion along with our condensed consolidated financial statements and related Notes thereto as of July 29, 2011.

Financial Trends

Throughout this management’s discussion and analysis, you will read about transactions or events that materially contribute to or reduce earnings and materially affect financial trends. We refer to these transactions and events as special charges (such as asset impairment or contributions to The Medtronic Foundation), restructuring charges, certain litigation charges, net, acquisition-related items, or certain tax adjustments. These charges, or benefits, result from facts and circumstances that vary in frequency and/or impact to operations. While understanding these charges or benefits is important to understanding and evaluating financial trends, other transactions or events may also have a material impact on financial trends. A complete understanding of the special charges, restructuring charges, certain litigation charges, net, acquisition-related items, and certain tax adjustments is necessary in order to estimate the likelihood that financial trends will continue.

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

We operate under two reportable segments and two operating segments, the Cardiac and Vascular Group (composed of the Cardiac Rhythm Disease Management (CRDM), CardioVascular, and Physio-Control businesses) and the Restorative Therapies Group (composed of the Spinal, Neuromodulation, Diabetes, and Surgical Technologies businesses).

Net earnings for the first quarter of fiscal year 2012 were $821 million, a decrease of 1 percent, compared to net earnings of $831 million for the first quarter of fiscal year 2011. Diluted earnings per share were $0.77, or an increase of 1 percent, compared to diluted earnings per share of $0.76 for the three months ended July 29, 2011 and July 30, 2010, respectively. Net earnings for the three months ended July 29, 2011 and July 30, 2010 included after-tax acquisition-related items that decreased net earnings by $11 million and had a $0.01 negative impact on diluted earnings per share. See further discussion of these charges in the “Restructuring Charges and Acquisition-Related Items” section of this management’s discussion and analysis.

The table below illustrates net sales by operating segment for the three months ended July 29, 2011 and July 30, 2010:

	Three months ended
(dollars in millions)	July 29, 2011	July 30, 2010	% Change
Cardiac and Vascular Group	$2,206	$2,027	9%
Restorative Therapies Group	1,843	1,746	6
Total Net Sales	$4,049	$3,773	7%

Net sales for the first quarter of fiscal year 2012 were $4.049 billion, an increase of 7 percent from the same period in the prior fiscal year. Foreign currency translation had a favorable impact of $186 million on net sales when compared to the same period in the prior fiscal year. The net sales increase in the current fiscal year was driven by a 9 percent increase in our Cardiac and Vascular Group and a 6 percent increase in our Restorative Therapies Group. The Cardiac and Vascular Group’s performance was driven by strong Structural Heart, Endovascular, Coronary, Physio-Control, and Atrial Fibrillation Solutions (AF Solutions) sales offset by weaker sales in implantable cardioverter defibrillators (ICDs). Our Restorative Therapies Group’s performance was led by solid performances in Diabetes and Surgical Technologies, as well as growth in Neuromodulation, offset by challenges in Spinal. See our discussion in the “Net Sales” section of this management’s discussion and analysis for more information on the results of our operating segments.

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

CRITICAL ACCOUNTING ESTIMATES

We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 29, 2011.

The preparation of the condensed consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying Notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, asset impairment, legal proceedings, in-process research and development (IPR&D), contingent consideration, warranty obligations, product liability, self-insurance, pension and post-retirement obligations, sales returns and discounts, stock-based compensation, valuation of equity and debt securities, and income tax reserves are updated as appropriate, which in most cases is quarterly. We base our estimates on historical experience, actuarial valuations, or various assumptions that are believed to be reasonable under the circumstances.

Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the accounting estimates are made, and (2) material changes in the estimates are reasonably likely to occur from period to period. Our critical accounting estimates include the following:

Legal Proceedings

We are involved in a number of legal actions involving both product liability and intellectual property disputes. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief (including injunctions barring the sale of products that are the subject of the lawsuit), that could require significant expenditures or result in lost revenues. In accordance with U.S. GAAP, we record a liability in our condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible, but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the condensed consolidated financial statements. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental matters are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, or punitive damages; or could result in a change in business practice. Our significant legal proceedings are discussed in Note 19 to the condensed consolidated financial statements. While it is not possible to predict the outcome for most of the matters discussed in Note 19 to the condensed consolidated financial statements, we believe it is possible that costs associated with them could have a material adverse impact on our consolidated earnings, financial position, or cash flows.

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

In the event there is a special or restructuring charge, certain litigation charge, net, and/or acquisition-related items recognized in our operating results, the tax cost or benefit attributable to that item is separately calculated and recorded. Because the effective rate can be significantly impacted by these discrete items that take place in the period, we often refer to our tax rate using both the effective rate and the non-GAAP nominal tax rate. The non-GAAP nominal tax rate is defined as the income tax provision as a percentage of earnings before income taxes, excluding special and restructuring charges, certain litigation charges, net, acquisition-related items, and certain tax adjustments. We believe this resulting non-GAAP financial measure provides useful information to investors because it excludes the effect of these discrete items so that investors can compare our recurring results over multiple periods. Investors should consider this non-GAAP measure in addition to, and not as a substitute for, financial performance measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP financial measure may not be the same as similar measures presented by other companies.

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

The Company’s overall tax rate including the tax impact of acquisition-related items has resulted in an effective tax rate of 19.67 percent for the three months ended July 29, 2011. Excluding the impact of acquisition-related items in the three months ended July 29, 2011, our operational and tax strategies have resulted in a non-GAAP nominal tax rate of 19.56 percent versus the U.S. Federal statutory rate of 35.0 percent. An increase in our nominal tax rate of 1 percent would result in an additional income tax provision for the three months ended July 29, 2011 of approximately $10 million. See discussion of the tax rate and the tax adjustments in the “Income Taxes” section of this management’s discussion and analysis.

Valuation of IPR&D, Contingent Consideration, Goodwill, and Other Intangible Assets

When we acquire a business, the purchase price is allocated, as applicable, among IPR&D, other identifiable intangible assets, net tangible assets, and goodwill as required by U.S. GAAP. IPR&D is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D and other intangible assets requires us to make significant estimates. The amount of the purchase price allocated to IPR&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For IPR&D, these valuation methodologies include consideration of the risk of the project not achieving commercial feasibility.

Contingent consideration is recorded at the acquisition date at the estimated fair value of the contingent consideration milestone payments for all acquisitions subsequent to April 24, 2009. The acquisition date fair value is measured based on the consideration expected to be transferred (probability-weighted), discounted back to present value. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. The fair value of the contingent milestone consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recorded as income or expense in the acquisition-related items within our condensed consolidated statements of earnings.

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of triggering events suggest that the carrying amount may be impaired.

The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our condensed consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. Goodwill was $9.541 billion and $9.537 billion as of July 29, 2011 and April 29, 2011, respectively.

Other intangible assets include patents, trademarks, purchased technology, and IPR&D. Intangible assets with a definite life are amortized on a straight-line or accelerated basis, as appropriate, with estimated useful lives ranging from three to 20 years. We review all intangible assets for impairment annually or as changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable. Other intangible assets, net of accumulated amortization, were $2.695 billion and $2.777 billion as of July 29, 2011 and April 29, 2011, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

SUBSEQUENT ACQUISITIONS

On August 31, 2011, we acquired Salient Surgical Technologies, Inc. (Salient). Salient develops and markets devices for haemostatic sealing of soft tissue and bone incorporating advanced energy technology. Salient’s devices are used in a variety of surgical procedures including orthopedic surgery, spine, open abdominal, and thoracic procedures. Total consideration for the transaction was approximately $497 million. We had previously invested in Salient and held an 8.9 percent ownership position in the company. Net of this ownership position, the transaction value was approximately $452 million.

On August 31, 2011, we acquired PEAK Surgical, Inc. (PEAK). PEAK develops and markets tissue dissection devices incorporating advanced energy technology. Total consideration for the transaction was approximately $113 million. We had previously invested in PEAK and held an 18.9 percent ownership position in the company. Net of this ownership position, the transaction value was approximately $96 million.

ACQUISITIONS

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

The pro forma impact of the above acquisitions was not significant, individually or in the aggregate, to our results for the three months ended July 29, 2011.

In addition to the acquisitions above, we periodically acquire certain tangible or intangible assets from enterprises that do not otherwise qualify for accounting as a business combination. These transactions are largely reflected in the condensed consolidated statements of cash flows as a component of investing activities under purchase of intellectual property.

NET SALES

The table below illustrates net sales by product line and operating segment for the three months ended July 29, 2011 and July 30, 2010:

	Three months ended
(dollars in millions)	July 29, 2011	July 30, 2010	% Change
Defibrillation Systems	$697	$722	(3)%
Pacing Systems	508	473	7
AF and Other	48	31	55
CARDIAC RHYTHM DISEASE MANAGEMENT	1,253	1,226	2
Coronary	389	342	14
Structural Heart	275	224	23
Endovascular and Peripheral	186	151	23
CARDIOVASCULAR	850	717	19
PHYSIO-CONTROL	103	84	23
TOTAL CARDIAC AND VASCULAR GROUP	2,206	2,027	9
Core Spinal	610	622	(2)
Biologics	215	207	4
SPINAL	825	829	—
NEUROMODULATION	397	370	7
DIABETES	355	312	14
SURGICAL TECHNOLOGIES	266	235	13
TOTAL RESTORATIVE THERAPIES GROUP	1,843	1,746	6
TOTAL	$4,049	$3,773	7%

Net sales for the three months ended July 29, 2011 were favorably impacted by foreign currency translation of $186 million when compared to the same period of the prior fiscal year. The primary exchange rate movements that impact our consolidated net sales growth are the U.S. dollar as compared to the Euro and the Japanese Yen. The impact of foreign currency fluctuations on net sales is not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q, Note 9 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, for further details on currency exchange rate derivative instruments and our related risk management strategies.

Cardiac and Vascular Group

The Cardiac and Vascular Group is composed of the CRDM, CardioVascular, and Physio-Control businesses. The Cardiac and Vascular Group’s products include pacemakers, implantable defibrillators, leads and delivery systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with CRDM devices, coronary and peripheral stents and related delivery systems, therapies for uncontrolled hypertension, endovascular stent graft systems, heart valve replacement technologies, tissue ablation systems, open heart and coronary bypass grafting surgical products, external defibrillators including manual defibrillator/monitors used by hospitals and emergency response personnel, and automated external defibrillators used in commercial and public settings for the treatment of cardiac arrest. The Cardiac and Vascular Group net sales for the three months ended July 29, 2011 were $2.206 billion, an increase of 9 percent over the same period in the prior fiscal year. Foreign currency translation had a favorable impact on net sales of approximately $124 million compared to the prior fiscal year. The Cardiac and Vascular Group’s performance was a result of strong sales in Coronary, Structural Heart, Endovascular, Physio-Control, and AF Solutions, partially offset by a decline in CRDM defibrillation systems, the continued macroeconomic downturn, pricing pressures due to competition, slowing of certain market growth rates, and the continued trend of increased hospital ownership of physician practices. See more detailed discussion of each business’s performance below.

CRDM net sales for three months ended July 29, 2011 were $1.253 billion, an increase of 2 percent over the same period in the prior fiscal year. Net sales of our defibrillation system products declined primarily due to a decline in the U.S. market, which affected procedure volumes and pricing. The U.S. market was impacted by a number of factors, such as the hospital utilization investigation by the Department of Justice, the ICD utilization article in the January Journal of the American Medical Association, and the continued trend of increased hospital ownership of physician practices. The decline in net sales of our defibrillation system products was partially offset by net sales growth from the Protecta SmartShock (Protecta) family of devices, which were launched in the U.S. during the fourth quarter of fiscal year 2011. Net sales of our pacing system products increased primarily due to growth in the U.S. for the Revo Magnetic Resonance Imaging (MRI) pacing system, which was launched in the fourth quarter of fiscal year 2011. Additionally, worldwide net sales of our AF Solutions products increased primarily due to the continued acceptance in the U.S. and in certain international markets of the Arctic Front Cardiac CryoAblation Catheter system (Arctic Front system), which was launched in the U.S. in the third quarter of the fiscal year 2011.

CardioVascular net sales for the three months ended July 29, 2011 were $850 million, an increase of 19 percent over the same period in the prior fiscal year. The increase in CardioVascular net sales was primarily due to growth outside the U.S. in our Coronary, Structural Heart, and Endovascular and Peripheral businesses. The primary contributors to net sales growth were driven by the Resolute drug-eluting stent and our Integrity bare metal stent within Coronary, the Endurant Abdominal and Valiant Captivia Thoracic Stent Graft Systems within Endovascular, and the continued acceptance outside the U.S. of our transcatheter valves within Structural Heart. Additionally, the acquisition of ATS Medical, Inc. (ATS Medical), and Ardian, Inc. (Ardian) contributed to the overall growth in net sales of the CardioVascular business.

Physio-Control net sales for the three months ended July 29, 2011 were $103 million, an increase of 23 percent over the same period in the prior fiscal year. Physio-Control’s performance was driven by strong growth in the LIFEPAK 15 and LUCAS chest compression system products. Additionally, net sales growth for the three months ended July 29, 2011 was positively impacted by a supplier constraint that occurred in the same period in the prior fiscal year.

          Looking ahead, we expect our Cardiac and Vascular Group could be impacted by the following:

•

The slowdown in certain market growth rates. Our performance in the Cardiac and Vascular Group has been and will continue to be affected by continued market growth and our ability to increase or maintain our market position. The current Cardiac and Vascular Group market is impacted by increasing pricing pressures, competition, and slowing procedure growth.

•

The recent slowdown in market growth rates for our U.S. defibrillation system products. We believe the U.S. market could continue to be impacted during fiscal year 2012 by the ICD utilization article in the January Journal of the American Medical Association, the hospital utilization investigation by the Department of Justice, and the continued trend of increased hospital ownership of physician practices.

•

Market acceptance of our Protecta family of devices which was launched in the U.S. in the fourth quarter of fiscal year 2011. The Protecta portfolio leverages the already established Vision 3D platform to deliver a full suite of single, dual, and triple chamber defibrillators that include SmartShock Technology, a family of new Medtronic-exclusive algorithms that reduces the delivery of inappropriate shocks, which is a leading clinical request from physicians.

•

Continued and future growth of the first pacing system developed specifically for use in MRI machines. During the fourth quarter of fiscal year 2010 we launched Advisa MRI SureScan, our next generation MRI pacing system in Europe and, early in the fourth quarter of fiscal year 2011, we received FDA approval for the Revo MRI SureScan, our first generation MRI pacing system in the U.S. Both Advisa MRI SureScan and Revo MRI SureScan are designed to address and mitigate interactions between the pacing system and the magnetic resonance imaging environment. We believe that these MRI compatible products will help drive potential share gains and alleviate pricing pressures.

•

Continued and future growth from the launch of the Arctic Front system in the U.S. The Arctic Front system is a cryoballoon indicated for the treatment of drug refractory paroxysmal atrial fibrillation. The cryoballoon treatment involves a minimally invasive procedure that efficiently creates circumferential lesions around the pulmonary vein, which is the source of erratic electrical signals that cause irregular heartbeat.

•	Continued acceptance of the Resolute drug eluting stent in markets outside the U.S.

•

Continued and future acceptance of the new Integrity bare metal stent and Resolute Integrity drug eluting coronary stent in certain international markets. The Integrity platform features a laser-fused sinusoidal technology that is designed to significantly improve flexibility and conformability compared to the Driver stent and other technologies. Additionally, the Resolute Integrity drug eluting coronary stent was launched in Europe in August 2010. While the global stent market continues to experience year-over-year declines, to date we have been successful in gaining share with this stent platform in those geographies where the product has been approved.

•

Future growth in the U.S. from the launch of the Endurant Abdominal Stent Graft System, which was approved and launched in the third quarter of fiscal year 2011. Results to date indicate strong market acceptance.

•

Further and future growth in the U.S. and Japan from the Talent Thoracic Stent Graft System. In the U.S., the Talent Thoracic Stent Graft System, on an improved delivery system, Captivia, was launched in the third quarter of fiscal year 2011. In addition, our Talent Abdominal Aortic Aneurysm Stent Graft System and improved delivery system, Xcelerant, for our Thoracic Stent Graft System was approved in Japan in the third quarter of fiscal year 2011.

•	Sales growth outside the U.S. with continued acceptance of our next generation Endurant Abdominal Stent Graft System and our Valiant Captivia Thoracic Stent Graft System.

•

Continued acceptance of our CoreValve transcatheter heart valve technologies for the replacement of the aortic valve. CoreValve’s Percutaneous Revalving System has received Conformité Européene (CE) Mark approval and is currently available outside the U.S. The CoreValve 31millimeter received CE Mark approval in the first quarter of fiscal year 2012 and we continue to expect CE Mark approval for our CoreValve 23 millimeter on a 16 French delivery system in the second half of fiscal year 2012. Additionally, we continue to make progress on the CoreValve U.S. pivotal study with all 40 sites active.

•

Continued integration of ATS Medical, which was acquired in the second quarter of fiscal year 2011. ATS Medical is a leading developer, manufacturer, and marketer of products and services focused on cardiac surgery, including heart valves and surgical cryoablation technology.

•

Continued integration of Ardian, which was acquired near the end of the third quarter of fiscal year 2011. Ardian develops catheter-based therapies to treat uncontrolled hypertension and related conditions. Ardian’s Symplicity Catheter System addresses uncontrolled hypertension through renal denervation, or ablation of the nerves lining the renal arteries. It has received CE Mark approval and Australia’s Therapeutic Goods Administration listing. We believe this acquisition offers the opportunity to lead the development of renal denervation, augments our existing interventional therapies, and complements our catheter design and ablation technologies.

•	Future divestiture of Physio-Control. We are continuing our divestiture efforts.

Restorative Therapies Group

The Restorative Therapies Group is composed of the Spinal, Neuromodulation, Diabetes, and Surgical Technologies businesses. Products in the Restorative Therapies Group include products for various areas of the spine, bone graft substitutes, biologic products, implantable neurostimulation therapies and drug delivery devices for the treatment of chronic pain, movement disorders, obsessive-compulsive disorder (OCD), overactive bladder, urinary retention, and gastroparesis, external insulin pumps, subcutaneous continuous glucose monitoring (CGM) systems, and products to treat conditions of the ear, nose, and throat. Additionally, this group manufactures and sells primarily image-guided surgery and intra-operative imaging systems. The Restorative Therapies Group net sales for the three months ended July 29, 2011 were $1.843 billion, an increase of 6 percent over the same period in the prior fiscal year. Foreign currency translation had a favorable impact on net sales of approximately $62 million when compared to the prior fiscal year. The Restorative Therapies Group’s performance was primarily a result of strong net sales in Diabetes and Surgical Technologies, as well as growth in Neuromodulation, partially offset by weaker net sales in Spinal. The Restorative Therapies Group’s performance was impacted by the continued macroeconomic downturn, increased payor scrutiny, competition, the recent launch of notable products, sales force expansion, and the continued trend of increased hospital ownership of physician practices. See more detailed discussion of each business’s performance below.

Spinal net sales for the three months ended July 29, 2011 were $825 million, which is flat versus the same period in the prior fiscal year. Spinal’s performance was negatively impacted by the decline in INFUSE Bone Graft and Kyphon Balloon Kyphoplasty (BKP) sales, which declined 7 percent and 9 percent, respectively, over the same period in the prior fiscal year. The decline in INFUSE Bone Graft sales was driven in part by the articles in The Spine Journal that were published in June 2011. The decline in BKP sales was due to the continued decrease in demand as we believe we have lost share, driven in part by the entry of new competitors. Additionally, Spinal net sales were negatively impacted by a decrease in the number of Spinal procedures as certain patients are postponing elective procedures due to the current macroeconomic and other factors, continued pricing pressures, and a challenging reimbursement environment in many of our major markets. Spinal’s negative performance was offset by growth from the ongoing launch of new product lines, including Solera, Vertex Select, and Atlantis Vision Elite cervical plates and from our acquisition of Osteotech, Inc. (Osteotech) during the third quarter of fiscal year 2011. Additionally, Spinal net sales were positively impacted by growth outside the U.S. including the benefit of new product launches and positive impact from the joint venture with Shandong Weigao Group Medical Polymer Company Limited (Weigao). The joint venture distributes Medtronic’s spinal products and Weigao’s orthopedic products in China.

Neuromodulation net sales for the three months ended July 29, 2011were $397 million, an increase of 7 percent over the same period in the prior fiscal year. The increase in net sales was primarily due to the growth of Activa PC and RC deep brain stimulation (DBS) systems for movement disorders and InterStim Therapy for overactive bladder, urinary retention, and bowel control.

Diabetes net sales for the three months ended July 29, 2011 were $355 million, an increase of 14 percent over the same period in the prior fiscal year. Net sales increased worldwide led by international sales growth of 29 percent over the same period of the prior fiscal year. This was the result of continued growth for our MiniMed Paradigm Veo System (Veo) in certain markets outside the U.S and our recently launched Enlite sensor. In addition, the MiniMed Revel System (Revel) contributed to the growth in the U.S. market. We also saw an increase in CGM sales worldwide.

Surgical Technologies net sales for the three months ended July 29, 2011 were $266 million, an increase of 13 percent over the same period in the prior fiscal year. The increase in net sales was driven by strong performance worldwide across the portfolio of ENT, Power Systems, and Navigation product lines, as well as growth across capital equipment, disposables, and service.

          Looking ahead, we expect our Restorative Therapies Group could be impacted by the following:

•

Growth of the various markets and our ability to grow consistently within those markets. Our performance in the Restorative Therapies Group has been and will continue to be affected by continued market growth and our ability to increase or maintain our market position. The current Restorative Therapies Group market is impacted by growth in procedural volumes partially offset by increasing pricing pressures and competition within the Spinal and Neuromodulation businesses.

•

Market acceptance of innovative new products, including the Vertex Select product line, which was launched in the first quarter of fiscal year 2011, and our new Solera product line. During the fourth quarter of fiscal year 2011, we ramped up our launch of the Solera 4.75 system with a full market release.

•

Continued acceptance of our BKP technology. We believe worldwide growth continues to be negatively impacted by the vertebroplasty articles in the August 2009 New England Journal of Medicine. In addition, two new competitors entered the U.S. marketplace in fiscal year 2011.

•

Market acceptance of new high pressure BKP balloons and syringes, curettes, and fixation materials in the Spinal business, which were launched in fiscal year 2011. We expect a positive impact over time from the improvement in certain international markets, such as Japan. Market growth potential in Japan will be dependent upon additional investment and development of the market. We remain focused on generating evidence to support the clinical and economic benefits for BKP. In February 2011, results from three BKP clinical studies were published, which continue to build the body of clinical evidence demonstrating the benefits of BKP over other surgical and non-surgical treatment options. Additionally, we launched the Xpander II balloon late in the first quarter of fiscal year 2012.

•	Increased presence in China as a result of our joint venture with Weigao to distribute Medtronic’s spinal products and Weigao’s orthopedic products in China.

•

Expected future growth in our Biologics business, driven by our acquisition of Osteotech, which closed in the third quarter of fiscal year 2011. Osteotech develops innovative biologic products for regenerative healing.

•

We continue to seek the FDA’s approval to market our new bone graft product, AMPLIFY rhBMP-2 Matrix (AMPLIFY) for single-level, posterolateral spinal fusion procedures in patients with degenerative disc disease. In the third quarter of fiscal year 2011, the FDA sent us a letter advising that the FDA was not able to approve AMPLIFY at that time without additional information from us. We remain in active dialogue with the FDA to address the issues in its letter and are hopeful that the FDA will ultimately approve AMPLIFY.

•

Sales growth was negatively impacted from the June 2011 articles in The Spine Journal and by inquiries from governmental authorities, relating to our INFUSE Bone Graft product. The Spine Journal articles suggested that some physicians’ peer-reviewed studies may have underreported complications and adverse events associated with INFUSE. These articles did not question the integrity of the data provided by Medtronic to the FDA for product approval or the disclosure of safety issues on the product’s Instructions for Use for approved indications. However, because questions have been raised about the peer-reviewed literature, we announced in August 2011 that we are having Yale University conduct two independent, systematic reviews of all INFUSE-related clinical data. We will make all of the INFUSE clinical data and results available to medical researchers. Subsequent to the release of The Spine Journal articles, INFUSE Bone Graft net sales in the U.S. have declined approximately 17 percent through the end of August 2011.

•

Continued and future acceptance of our current indications for Medtronic DBS Therapy for the treatment of movement disorders, Epilepsy (approved in Europe) and OCD. The DBS Therapy portfolio includes Activa PC, our small and advanced primary cell battery, and Activa RC, a rechargeable DBS device. Additionally, Activa SC was approved in the U.S. and Europe in fiscal year 2011.

•

Continued acceptance of InterStim Therapy for the treatment of the symptoms of overactive bladder and urinary retention. InterStim Therapy for Bowel Control is also approved in Europe. InterStim Therapy for Bowel Control was approved by the FDA in fiscal year 2011 and launched in the first quarter of fiscal year 2012. Approximately 18 million patients suffer from fecal incontinence in the U.S. and very few treatment options exist for this condition.

•

Continued acceptance of the RestoreSensor, which is currently available in certain international markets. In the U.S., a clinical trial was completed to support submission for FDA approval and we expect to launch later this fiscal year. RestoreSensor is an innovative spinal cord stimulator featuring our exclusive AdaptiveStim technology, which addresses the need for spinal cord stimulation patients through automatically adapting stimulation to changes in body position and activity, and minimizes the need for manual stimulation adjustments.

•

Continued acceptance from both physicians and patients of insulin-pump therapy and CGM therapy and continued acceptance and improved reimbursement of CGM technologies. The Veo insulin pump is available in certain international markets and offers low-glucose suspend, which assists in protecting against the risk of hypoglycemia by automatically suspending insulin delivery when glucose falls below a specified threshold set by the user. In addition, the Revel insulin pump is available in the U.S., extending our line of sensor-augmented therapy options available on the market. Additionally, the Enlite sensor was launched in certain international markets in the fourth quarter of fiscal year 2011.

•

Given the elective nature of an insulin pump and CGM for the management of diabetes and the possible high out-of-pocket costs to the customer, macroeconomic pressures could negatively impact the near-term sales growth within the Diabetes business.

•

Integration of Salient into our Surgical Technologies business. Salient was acquired in the second quarter of fiscal year 2012, on August 31, 2011. Salient develops and markets devices for haemostatic sealing of soft tissue and bone incorporating advanced energy technology. Salient’s devices are used in a variety of surgical procedures including orthopedic surgery, spine, open abdominal, and thoracic procedures. We believe this acquisition should increase our competitive position in this market.

•

Integration of PEAK into our Surgical Technologies business. PEAK was acquired in the second quarter of fiscal year 2012, on August 31, 2011. PEAK develops and markets tissue dissection devices incorporating advanced energy technology. PEAK’s PlasmaBlade tissue dissection device is based on proprietary technology that represents an important advance in radiofrequency surgical technologies. We believe this acquisition should increase our competitive position in this market.

•	Continued acceptance of the Surgical Technologies StealthStation S7 and O-Arm Imaging Systems, especially with Synergy Spine 2.0 and the O-Arm 3.1.2.

•	Market acceptance of the Surgical Technologies NIM 3.0 Nerve Monitoring System.

COSTS AND EXPENSES

The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended
	July 29, 2011	July 30, 2010
Cost of products sold	24.8%	23.7%
Research & development	9.2	9.8
Selling, general, and administrative	34.8	35.4
Acquisition-related items	0.3	0.4
Amortization of intangible assets	2.2	2.2
Other expense (income)	2.7	(0.9)
Interest expense, net	0.8	2.0

Cost of Products Sold

Cost of products sold for the three months ended July 29, 2011, as a percent of net sales, increased 1.1 percentage points to 24.8 percent when compared to the same period in the prior fiscal year. Cost of products sold as a percent of net sales in the three months ended July 29, 2011 was negatively impacted by 1.2 percentage points of unfavorable spending variances primarily related to manufacturing variances, obsolescence, and scrap and 0.5 of a percentage point of unfavorable variance due to a shift in product mix, partially offset by 0.5 of a percentage point of favorable foreign currency impact and 0.1 of a percentage point of favorable margin variance. We continue to execute our five-year broad initiatives to reduce our cost of products sold by $1 billion by fiscal year 2012.

Research and Development

Consistent with prior periods, we have continued to invest in new technologies to drive long-term future growth by spending aggressively on research and development efforts. Research and development spending was $371 million for three months ended July 29, 2011, representing 9.2 percent of net sales, a decrease of 0.6 of a percentage point from the three months ended July 30, 2010.

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

Selling, General, and Administrative

Selling, general, and administrative expense for the three months ended July 29, 2011 was $1.408 billion, which as a percent of net sales decreased by 0.6 percentage points to 34.8 percent, as compared to the same period of the prior fiscal year. The decrease in selling, general, and administrative expense as a percent of net sales is due to our continued focus on several initiatives to leverage our expenses while continuing to invest in new product launches and adding to our sales force in faster growing businesses and geographies.

Restructuring Charges and Acquisition-Related Items

Restructuring

Fiscal Year 2011 Initiative

In the fourth quarter of fiscal year 2011, we recorded a $272 million restructuring charge, which consisted of employee termination costs of $177 million, asset write-downs of $24 million, contract termination fees of $45 million, and other related costs of $26 million. The fiscal year 2011 initiative was designed to restructure the business to align its cost structure to current market conditions and continue to position us for long-term sustainable growth. To reshape the business for growth, we scaled back our infrastructure in slower growing areas while continuing to invest in geographies, businesses, and products where faster growth is anticipated, such as emerging markets and new technologies. This initiative impacted most businesses and certain corporate functions. Included in the $177 million of employee termination costs were severance and the associated costs of continued medical benefits and outplacement services, as well as $15 million of incremental defined benefit pension and post-retirement related expenses for employees that accepted voluntary early retirement packages. Of the $24 million of asset write-downs, $11 million related to inventory write-offs of discontinued product lines and production-related asset impairments, and therefore, was recorded within cost of products sold in the consolidated statement of earnings. Additionally, included in the other related costs was a $19 million intangible asset impairment related to the discontinuance of a product line within the CardioVascular business.

During the three months ended July 29, 2011, we did not incur any restructuring charges.

In connection with the fiscal year 2011 initiative, as of the end of the fourth quarter of fiscal year 2011, we had identified approximately 2,100 positions for elimination to be achieved through voluntary early retirement packages offered to employees, voluntary separation, and involuntary separation. Of the 2,100 positions identified, approximately 1,400 positions have been eliminated as of July 29, 2011. The fiscal year 2011 initiative is scheduled to be substantially complete by the end of the fourth quarter of fiscal year 2012 and is expected to produce annualized operating savings of approximately $225 to $250 million. These savings will arise mostly from reduced compensation expense.

Fiscal Year 2009 Initiative

During the three months ended July 30, 2010, we did not incur any restructuring charges related to the fiscal year 2009 initiative, which was substantially complete. For further discussion on the fiscal year 2009 initiative, see Note 3 of our Annual Report on Form 10-K for the year ended April 29, 2011.

Acquisition-Related Items

Acquisition-related items for the three months ended July 29, 2011 and July 30, 2010 were as follows:

	Three months ended
(in millions)	July 29, 2011	July 30, 2010
Acquisition-related items	13	15
Net tax impact	(2)	(4)
Total acquisition-related items, net of tax	$11	$11

During the three months ended July 29, 2011, we recorded acquisition-related items of $13 million, of which $8 million related to the change in fair value of contingent milestone payments associated with acquisitions subsequent to April 29, 2009, and $5 million related to transaction costs associated with the potential divestiture of our Physio-Control business.

During the three months ended July 30, 2010, we recorded IPR&D and certain acquisition-related costs of $15 million related to a milestone payment under the existing terms of a royalty bearing, non-exclusive patent cross-licensing agreement with NeuroPace, Inc. Product commercialization related to this technology had not yet been achieved. As a result, in accordance with authoritative guidance, the payment was immediately expensed as IPR&D since technological feasibility had not yet been reached and such technology has no future alternative use.

Amortization of intangible assets

Amortization of intangible assets includes the amortization expense of our definite lived intangible assets consisting of patents, trademarks, tradenames, purchased technology, and other intangible assets. For the three months ended July 29, 2011, amortization expense was $88 million, compared to $82 million for same period of the prior fiscal year. The $6 million increase in amortization of intangible assets is primarily due to intellectual property purchased in conjunction with the fiscal year 2011 acquisitions of ATS Medical, Osteotech, Ardian, and Jolife AB.

Other Expense (Income)

Other expense (income) includes royalty income and expense, realized equity security gains and losses, realized foreign currency transaction and derivative gains and losses, impairment charges on equity securities, and the Puerto Rico excise tax. For the three months ended July 29, 2011, other expense was $109 million, compared to income of $35 million for the three months ended July 30, 2010. The increase in expense of $144 million for the three months ended July 29, 2011 is primarily due to the impact of foreign currency gains and losses. Total foreign currency losses recorded in other expense (income) in the first quarter of fiscal year 2012 were $64 million, as compared to gains of $54 million in the same period in the prior fiscal year. Also contributing to the increase in expense was $29 million related to a Puerto Rico excise tax for fiscal year 2012, which was substantially offset by a corresponding tax benefit which was recorded within provision for income taxes in the condensed consolidated statement of earnings.

Interest Expense, Net

Interest expense, net includes interest earned on our investments, interest paid on our borrowings, amortization of debt issuance costs and debt discounts, the net realized and unrealized gain or loss on trading securities, changes in the fair value of interest rate derivative instruments, and the net realized gain or loss on the sale or impairment of available-for-sale debt securities. For the three months ended July 29, 2011, we had interest expense, net of $32 million compared to interest expense, net of $74 million for the same period of the prior fiscal year. The decrease in interest expense, net was primarily the result of decreased interest expense due to lower interest rates on our outstanding debt in comparison to fiscal year 2011 and reduced debt discount amortization because we repaid $2.200 billion of Senior Convertible Notes in April 2011. Additionally, interest income increased since we have over $1 billion more of long-term investments in comparison to the first quarter of fiscal year 2011.

INCOME TAXES

	Three months ended
(dollars in millions)	July 29, 2011	July 30, 2010
Provision for income taxes	$201	$210
Effective tax rate	19.67%	20.17
Impact of acquisition-related items	(0.11)	0.10
Non-GAAP nominal tax rate (1)	19.56%	20.27

(1)

Non-GAAP nominal tax rate is defined as the income tax provision as a percentage of earnings before income taxes, excluding acquisition-related items. We believe that the resulting non-GAAP financial measure provides useful information to investors because it excludes the effect of these discrete items so that investors can compare our recurring results over multiple periods. Investors should consider this non-GAAP measure in addition to, and not as a substitute for, financial performance measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP financial measure may not be the same as similar measures presented by other companies.

For the three months ended July 29, 2011 and July 30, 2010, our effective tax rates were 19.67 percent and 20.17 percent, respectively. Excluding the impact of acquisition-related items, our non-GAAP nominal tax rate for the three months ended July 29, 2011 was 19.56 percent, compared to 20.27 percent, from the same period of the prior fiscal year. The decrease in the Company’s non-GAAP nominal tax rate is primarily due to the benefit derived from the U.S. foreign tax credit associated with the Puerto Rico excise tax, which substantially offsets the corresponding excise tax recorded within other expense (income) in the condensed consolidated statement of earnings, and the U.S. federal research and development credit recorded during the three months ended July 29, 2011, which is partially offset by a decrease in the tax benefits from foreign dividend distributions recorded during the three months ended July 30, 2010.

As of July 29, 2011, there were no changes to significant unresolved matters with the U.S. Internal Revenue Service or foreign tax authorities from what we disclosed in our Annual Report on Form 10-K for the year ended April 29, 2011.

See Note 14 to the condensed consolidated financial statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

(dollars in millions)	July 29, 2011	April 29, 2011
Working capital	$4,480	$4,403
Current ratio*	1.9:1.0	1.9:1.0
Cash, cash equivalents, and short-term investments	$2,521	$2,428
Long-term investments in debt, marketable equity and trading securities**	5,812	5,464
Total	$8,333	$7,892
Short-term borrowings and long-term debt	$10,052	$9,835
Net cash position***	$(1,719)	$(1,943)

*	Current ratio is the ratio of current assets to current liabilities.
**	Long-term investments include debt securities with a maturity date greater than one year from the end of the period and trading securities, and exclude cost and equity method investments.
***

Net cash position is the sum of cash, cash equivalents, short-term investments, and long-term investments in debt, marketable equity and trading securities, less short-term borrowings and long-term debt.

As of July 29, 2011, we believe our strong balance sheet and liquidity provide us with flexibility in the future. We believe our existing cash and investments, as well as our $2.250 billion syndicated credit facility and related commercial paper program ($1.600 billion of commercial paper outstanding as of July 29, 2011), will satisfy our foreseeable working capital requirements for at least the next twelve months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions. At July 29, 2011, our Standard and Poor’s Ratings Group and Moody’s Investors Service ratings remain unchanged as compared to the fiscal year ending April 29, 2011 with long-term debt ratings of AA- and A1, respectively, and strong short-term debt ratings of A-1+ and P-1, respectively.

Our net cash position in the first quarter of fiscal year 2012 increased as compared to the fiscal year ended April 29, 2011. See the “Summary of Cash Flows” section of this management’s discussion and analysis for further information.

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

Note 19 to the condensed consolidated financial statements provides information regarding amounts we have accrued related to significant legal proceedings. In accordance with U.S. GAAP, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. For information regarding these matters, refer to Note 16 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 29, 2011 and Note 4 of the current period’s condensed consolidated financial statements.

A significant amount of our earnings occur outside the U.S., and are deemed to be permanently reinvested in non-U.S. subsidiaries, resulting in a majority of our cash, cash equivalents, and investments being held by such non-U.S. subsidiaries. As of July 29, 2011 and April 29, 2011, approximately $7.731 billion and $7.215 billion, respectively, of cash, cash equivalents, short- and long-term investments, and marketable debt and equity securities were held by our non-U.S. subsidiaries. These funds are available for use by our worldwide operations; however, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would generally be subject to U.S. tax. As a result, we continue to accumulate earnings overseas for investment outside of the U.S. and to use cash generated from U.S. operations and short- and long-term borrowings to meet our U.S. cash needs. Should we require more capital in the U.S. than is generated by our domestic operations, we could elect to repatriate earnings from our non-U.S. subsidiaries or raise additional capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or other dilution of our earnings.

Long-term investments at July 29, 2011 also include $160 million of cash invested in government securities held in an indemnification trust established for self-insurance coverage for our directors and officers. These investments are restricted and can only be used to indemnify or advance expenses related to claims against our directors and/or officers.

We have investments in marketable debt securities that are classified and accounted for as available-for-sale. Our debt securities include U.S. government and agency securities, foreign government and agency securities, corporate debt securities, certificates of deposit, mortgage-backed securities, other asset-backed securities, and auction rate securities. Some of our investments may experience reduced liquidity due to changes in market conditions and investor demand. Our auction rate security holdings have experienced reduced liquidity due to the change in investor demand. Although our auction rate securities are currently illiquid and other securities could become illiquid, we believe we could liquidate a substantial amount of our portfolio without incurring a material impairment loss.

For the three months ended July 29, 2011, other-than-temporary impairment losses on available-for-sale debt securities were $1 million, of which less than $1 million was recognized in other comprehensive income, resulting in $1 million of charges being recognized in earnings. In determining this other-than-temporary impairment loss, U.S. GAAP specifies that we consider a variety of factors, including the quality and estimated value of the underlying credit support for our holdings and the financial condition and credit rating of the issuer in estimating the credit loss portion of other-than-temporary impairment losses. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recorded all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. However, as of July 29, 2011, we have $49 million of gross unrealized losses on our aggregate short-term and long-term available-for-sale debt securities of $6.674 billion; if market conditions deteriorate, some of these holdings may experience other-than-temporary impairment losses in the future which could have a material impact on our financial results. Management is required to use estimates and assumptions in its valuation of our investments, which requires a high degree of judgment, and therefore actual results could differ materially from those estimates. See Note 7 to the condensed consolidated financial statements for additional information regarding fair value measurements.

SUMMARY OF CASH FLOWS

	Three months ended
(in millions)	July 29, 2011	July 30, 2010
Cash provided by (used in):
Operating activities	$1,115	$805
Investing activities	(597)	(789)
Financing activities	(497)	(46)
Effect of exchange rate changes on cash and cash equivalents	(10)	(6)
Net change in cash and cash equivalents	$11	$(36)

Operating Activities

Our net cash provided by operating activities was $1.115 billion for the three months ended July 29, 2011 compared to $805 million provided by operating activities for the three months ended July 30, 2010. The $310 million increase in net cash provided by operating activities was primarily attributable to a $383 million change in other operating assets and liabilities largely resulting from an increase in accrued income taxes during the three months ended July 29, 2011, compared to the three months ended July 30, 2010.

Investing Activities

Our net cash used in investing activities was $597 million for the three months ended July 29, 2011 compared to $789 million used in investing activities for the three months ended July 30, 2010. The $192 million decrease in net cash used for investing activities in the three months ended July 29, 2011 was primarily related to a decrease in net cash used for purchases and sales of marketable securities for the three months ended July 29, 2011, compared to the three months ended July 30, 2010.

Financing Activities

Our net cash used in financing activities was $497 million for the three months ended July 29, 2011 compared to $46 million used in financing activities for the three months ended July 30, 2010. The $451 million increase in net cash used in financing activities was primarily attributable to a decrease in cash provided by short-term borrowings, net, partially offset by a decrease in the repurchase of common stock for the three months ended July 29, 2011, compared to the three months ended July 30, 2010.

OFF-BALANCE SHEET ARRANGEMENTS AND LONG-TERM CONTRACTUAL OBLIGATIONS

We acquire assets still in development, enter into research and development arrangements, and sponsor certain clinical trials that often require milestone and/or royalty payments to a third party, contingent upon the occurrence of certain future events. Milestone payments may be required contingent upon the successful achievement of an important point in the development life cycle of a product or upon certain pre-designated levels of achievement in clinical trials. In addition, if required by the arrangement, we may have to make royalty payments based on a percentage of sales related to the product under development or in the event that regulatory approval for marketing is obtained. In situations where we have no ability to influence the achievement of the milestone or otherwise avoid the payment, we have included those milestone or minimum royalty payments in the following table. However, the majority of these arrangements give us the discretion to unilaterally make the decision to stop development of a product or cease progress of a clinical trial, which would allow us to avoid making the contingent payments. Although we are unlikely to cease development if a device successfully achieves clinical testing objectives, these payments are not included in the table of contractual obligations because of the contingent nature of these payments and our ability to avoid them if we decided to pursue a different path of development or testing. See Note 3 for additional information regarding contingent consideration.

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

We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, or cash flows. Presented below is a summary of contractual obligations and other minimum commercial commitments as of July 29, 2011. See Note 8 to the condensed consolidated financial statements for additional information regarding long-term debt. Additionally, see Note 14 to the condensed consolidated financial statements for additional information regarding accrued income tax obligations, which are not reflected in the table below.

	Maturity by Fiscal Year
(in millions)	Total	Remaining 2012	2013	2014	2015	2016	Thereafter
Contractual obligations related to off-balance sheet arrangements:
Operating leases (1)	$356	$93	$88	$65	$37	$24	$49
Inventory purchases (2)	293	143	112	24	11	—	3
Commitments to fund minority investments/contingent acquisition consideration (3)	278	29	120	8	83	13	25
Interest payments (4)	2,727	286	286	250	225	173	1,507
Other (5)	177	79	28	28	20	4	18
Total	$3,831	$630	$634	$375	$376	$214	$1,602

Contractual obligations reflected in the balance sheet:
Long-term debt, including current portion (6)	$8,092	$14	$2,213	$550	$1,250	$1,100	$2,965
Capital leases	36	2	2	2	2	2	26
Total	$8,128	$16	$2,215	$552	$1,252	$1,102	$2,991

(1)	Certain leases require us to pay real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These future costs are not included in the schedule above.
(2)

We have included inventory purchase commitments which are legally binding and specify minimum purchase quantities. These purchase commitments do not exceed our projected requirements and are in the normal course of business. These commitments do not include open purchase orders.

(3)

Certain commitments related to the funding of cost or equity method investments and/or previous acquisitions are contingent upon the achievement of certain product-related milestones and various other favorable operational conditions. While it is not certain if and/or when these payments will be made, the maturity dates included in this table reflect our best estimates. In accordance with authoritative accounting guidance on business combinations effective in fiscal year 2010, we are required to record the fair value of contingent acquisition considerations as a liability on the consolidated balance sheet on a prospective basis, therefore, contingent acquisition considerations are not included in the off-balance sheet disclosure for acquisitions subsequent to April 24, 2009. The table above excludes our subsequent acquisitions of Salient and PEAK.

(4)

Interest payments in the table above reflect the interest on our outstanding debt, including $1.000 billion of 2011 Senior Notes, $3.000 billion of 2010 Senior Notes, $1.250 billion of 2009 Senior Notes, $2.200 billion of Senior Convertible Notes, $600 million of 2005 Senior Notes, and $15 million of Contingent Convertible Debentures. The interest rate on each outstanding obligation varies and interest is payable semi-annually. The interest rate is 2.625 percent on $500 million of the 2011 Senior Notes due 2016, 4.125 percent on $500 million of 2011 Senior Notes due 2021, 3.000 percent on $1.250 billion of the 2010 Senior Notes due 2015, 4.450 percent on $1.250 billion of the 2010 Senior Notes due 2020, 5.550 percent on $500 million of the 2010 Senior Notes due 2040, 4.500 percent on $550 million of the 2009 Senior Notes due 2014, 5.600 percent on $400 million of the 2009 Senior Notes due 2019, 6.500 percent on $300 million of the 2009 Senior Notes due 2039, 1.625 percent on the $2.200 billion Senior Convertible Notes due 2013, 4.750 percent on the $600 million of 2005 Senior Notes due 2015, and 1.250 percent on the Contingent Convertible Debentures due 2021. The table above excludes the impact of the debt discount amortization on the Senior Convertible Notes.

(5)	These obligations include certain research and development arrangements.
(6)

Long-term debt in the table above includes the $1.000 billion of 2011 Senior Notes, $3.000 billion of 2010 Senior Notes, $1.250 billion of 2009 Senior Notes, $2.200 billion of Senior Convertible Notes, $600 million of 2005 Senior Notes, $15 million related to our Contingent Convertible Debentures, and certain bank borrowings. The table above excludes the debt discount, the fair value impact of outstanding interest rate swap agreements, and the remaining gains from terminated interest rate swap agreements. See Notes 8 and 9 to the condensed consolidated financial statements for additional information regarding the interest rate swap agreements.

DEBT AND CAPITAL

Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of total interest-bearing debt and equity was 38 percent as of July 29, 2011 and 38 percent at April 29, 2011.

Share Repurchase Program

In June 2009 and June 2011, our Board of Directors authorized the repurchase of up to 60 million and 75 million shares of our common stock, respectively.

As part of our focus on returning value to our shareholders, shares are repurchased from time to time. During the three months ended July 29, 2011, we repurchased approximately 9.5 million shares at an average price per share of $41.96. As of July 29, 2011, we had approximately 86.2 million shares remaining under current buyback authorizations approved by the Board of Directors.

Financing Arrangements

We have issued a combination of bank borrowings and commercial paper to fund our short-term needs. Short-term debt, including the current portion of our long-term debt and capital lease obligations, as of July 29, 2011, was $1.857 billion compared to $1.723 billion as of April 29, 2011. We utilize a combination of Contingent Convertible Debentures (“the Debentures”), Senior Convertible Notes, and Senior Notes to meet our long-term financing needs. Long-term debt as of July 29, 2011 was $8.195 billion compared to $8.112 billion as of April 29, 2011. At the end of July 2011, we gave notice to the holders of the Debentures of our intent to redeem the Debentures for cash on September 15, 2011. For more information on our financing arrangements, see Note 8 to the condensed consolidated financial statements.

Credit Arrangements and Debt Ratings

We have committed and uncommitted lines of credit with various banks. The existing committed lines of credit included a four-year $2.250 billion syndicated credit facility dated December 9, 2010 that will expire on December 9, 2014 (Credit Facility). The Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase its capacity by an additional $500 million at any time during the four-year term. As of July 29, 2011 and April 29, 2011, no amounts were outstanding on the committed lines of credit.

We maintain a commercial paper program that allows us to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of July 29, 2011 and April 29, 2011, outstanding commercial paper totaled $1.600 and $1.500 billion, respectively. During the three months ended July 29, 2011, the weighted average original maturity of the commercial paper outstanding was approximately 106 days and the weighted average interest rate was 0.20 percent. The issuance of commercial paper reduces the amount of credit available under our existing lines of credit.

In connection with the issuance of the Contingent Convertible Debentures, 2011 Senior Notes, 2010 Senior Notes, 2009 Senior Notes, 2005 Senior Notes, Senior Convertible Notes, and commercial paper, Standard and Poor’s Ratings Group and Moody’s Investors Service issued debt ratings of AA- and A1, respectively, and strong short-term debt ratings of A-1+ and P-1, respectively. These ratings remain unchanged as compared to the fiscal year ending April 29, 2011. For more information on credit arrangements, see Note 8 to the condensed consolidated financial statements.

OPERATIONS OUTSIDE OF THE UNITED STATES

The table below illustrates U.S. net sales versus net sales outside the U.S. for the three months ended July 29, 2011 and July 30, 2010:

	Three months ended
(in millions)	July 29, 2011	July 30, 2010
U.S. net sales	$2,206	$2,229
Non-U.S. net sales	1,843	1,544
Total net sales	$4,049	$3,773

For the three months ended July 29, 2011, consolidated net sales outside the U.S. increased 19 percent compared to the same period of the prior year. Foreign currency had a favorable impact of $186 million on net sales during the current period. Outside the U.S., net sales growth was solid across nearly all of our businesses and was led by strong performance in CardioVascular, AF Solutions, Diabetes, and Surgical Technologies. CardioVascular net sales were led by increased sales of Resolute and Resolute Integrity, contributions from the acquisition of ATS Medical, CoreValve transcatheter valves, and Endovascular and Peripheral. AF Solutions growth was driven by continued adoption in Europe of our Artic Front Cryo balloon. Diabetes net sales increased as a result of strong Enlite sensor sales. Increased sales growth across our core platforms in ENT, Spine, and Cranial markets led to the Surgical Technologies growth.

Net sales outside the U.S. are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. However, a significant amount of our trade receivables are with hospitals that are dependent upon governmental health care systems in many countries. The current economic conditions in many foreign countries, particularly the recent deterioration of conditions in Portugal, Italy, Greece, and Spain, have increased, may continue to increase, the average length of time it takes to collect on our outstanding accounts receivable in these countries. We continue to monitor the creditworthiness of customers located in these and other geographic areas. Although we do not currently foresee a significant credit risk associated with these receivables, repayment is dependent upon the financial stability of the economies of those countries. During the three months ended July 29, 2011, we concluded that collectability was not reasonably assured for approximately $7 million of revenue transactions with certain Greece distributors, and thus deferred revenue until all revenue recognition criteria are met in the future. Outstanding receivables from customers outside the U.S. totaled $2.364 billion as of July 29, 2011, or 61 percent, of total outstanding accounts receivable, and $2.345 billion as of April 29, 2011, or 60 percent, of total outstanding accounts receivable.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made by or within approval of one of the Company’s executive officers, from time to time, may include “forward-looking” statements. Forward-looking statements broadly involve our current expectations or forecasts of future results. Our forward-looking statements generally relate to our growth and growth strategies, financial results, product development, regulatory approvals, competitive strengths, restructuring initiatives, intellectual property rights, litigation and tax matters, mergers and acquisitions, divestitures, market acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, working capital adequacy, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions. One must carefully consider forward-looking statements and understand that such statements may be affected by inaccurate assumptions and may involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption on our supply, quality problems, liquidity, decreasing prices, adverse regulatory action, litigation success, self-insurance, health care policy changes, and international operations, as well as those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 29, 2011. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

We undertake no obligation to update any statement we make, but investors are advised to consult all other disclosures by us in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q, and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historical results. In addition, actual results may differ materially from those anticipated due to a number of factors, including, among others, those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 29, 2011. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Due to the global nature of our operations, we are exposed to currency exchange rate changes. In a period where the U.S. dollar is strengthening/weakening as compared to other currencies, our revenues and expenses denominated in foreign currencies are translated into U.S. dollars at a lower/higher value than they would be in an otherwise constant currency exchange rate environment.

We use operational and economic hedges, as well as currency exchange rate derivative instruments, to manage the impact of currency exchange rate changes on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, we enter into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets, liabilities, and probable commitments. At inception of the contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of the derivative instruments are the Euro and Japanese Yen. We do not enter currency exchange rate derivative instruments for speculative purposes.

We had foreign exchange rate derivative contracts outstanding in notional amounts of $6.765 and $6.834 billion as of July 29, 2011 and April 29, 2011, respectively. At July 29, 2011, these contracts were in an unrealized loss position of $262 million. A sensitivity analysis of changes in the fair value of all foreign currency exchange rate derivative contracts at July 29, 2011 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by $547 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our fixed-to-floating interest rate swap agreements. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10 percent change in short-term interest rates, compared to interest rates as of July 29, 2011, indicates that the fair value of these instruments would correspondingly change by $34 million.

We have investments in marketable debt securities that are classified and accounted for as available-for-sale. Our debt securities include U.S. government and agency securities, foreign government and agency securities, corporate debt securities, certificates of deposit, mortgage-backed securities, other asset-backed securities, and auction rate securities. For a discussion of current market conditions and the impact on our financial condition and results from operations, please see the “Liquidity and Capital Resources” section of this management’s discussion and analysis.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the shares repurchased by the Company during the first quarter of fiscal year 2012:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
4/30/11-5/27/11	9,532,525	$41.96	9,532,525	11,190,359
5/28/11-6/30/11	—	—	—	86,190,359
7/1/11-7/29/11	—	—	—	86,190,359
Total	9,532,525	$41.96	9,532,525	86,190,359

(1)

In June 2009 and June 2011, the Company’s Board of Directors authorized the repurchase of 60 million and 75 million shares of the Company’s common stock, respectively. As authorized by the Board of Directors our program expires when its total number of authorized shares has been repurchased.

Item 6. Exhibits

(a)	Exhibits

	10.1	Amendment to the Letter Agreement dated May 11, 2011 by and between the Company and Mr. Ishrak.

	12.1	Medtronic, Inc. Computation of Ratio of Earnings to Fixed Charges.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Schema Document

	101.CAL	XBRL Calculation Linkbase Document

	101.DEF	XBRL Definition Linkbase Document

	101.LAB	XBRL Label Linkbase Document

	101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Medtronic, Inc. (Registrant)

Date: September 7, 2011	/s/ Omar Ishrak
Omar Ishrak Chairman and Chief Executive Officer

Date: September 7, 2011	/s/ Gary L. Ellis
Gary L. Ellis Senior Vice President and Chief Financial Officer