Form 10-Q
period 2011-10-28
MEDTRONIC INC
filed 2011-12-07
CIK 64670

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2011

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
Yes   ☐     No   ☒

Shares of common stock, $.10 par value, outstanding on December 2, 2011: 1,055,341,156

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended		Six months ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
	(in millions, except per share data)
Net sales	$4,132	$3,903	$8,181	$7,677

Costs and expenses:
Cost of products sold	1,014	961	2,020	1,855
Research and development expense	379	373	750	743
Selling, general, and administrative expense	1,437	1,371	2,845	2,705
Certain litigation charges, net	—	279	—	279
Acquisition-related items	(17)	24	(4)	39
Amortization of intangible assets	86	85	174	167
Other expense (income)	142	(9)	251	(44)
Interest expense, net	38	67	70	141
Total costs and expenses	3,079	3,151	6,106	5,885

Earnings before income taxes	1,053	752	2,075	1,792

Provision for income taxes	182	186	383	396

Net earnings	$871	$566	$1,692	$1,396

Basic earnings per share	$0.82	$0.52	$1.60	$1.29
Diluted earnings per share	$0.82	$0.52	$1.59	$1.28

Basic weighted average shares outstanding	1,058.1	1,080.1	1,060.6	1,083.1
Diluted weighted average shares outstanding	1,063.1	1,083.7	1,066.2	1,086.7

Cash dividends declared per common share	$0.2425	$0.2250	$0.4850	$0.4500

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 28, 2011	April 29, 2011
	(in millions, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$1,048	$1,382
Short-term investments	1,118	1,046
Accounts receivable, less allowances of $105 and $97, respectively	3,837	3,822
Inventories	1,840	1,695
Deferred tax assets, net	587	605
Prepaid expenses and other current assets	584	567

Total current assets	9,014	9,117

Property, plant, and equipment	6,065	5,817
Accumulated depreciation	(3,530)	(3,306)
Property, plant, and equipment, net	2,535	2,511

Goodwill	9,944	9,537
Other intangible assets, net	2,875	2,777
Long-term investments	7,013	6,120
Other assets	372	362

Total assets	$31,753	$30,424

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$2,050	$1,723
Accounts payable	543	511
Accrued compensation	765	896
Accrued income taxes	83	50
Other accrued expenses	1,293	1,534

Total current liabilities	4,734	4,714

Long-term debt	8,222	8,112
Long-term accrued compensation and retirement benefits	505	480
Long-term accrued income taxes	841	496
Long-term deferred tax liabilities, net	293	220
Other long-term liabilities	419	434

Total liabilities	15,014	14,456

Commitments and contingencies (Notes 3 and 19)

Shareholders’ equity:
Preferred stock— par value $1.00	—	—
Common stock— par value $0.10	106	107
Retained earnings	16,790	16,085
Accumulated other comprehensive loss	(157)	(224)

Total shareholders’ equity	16,739	15,968

Total liabilities and shareholders’ equity	$31,753	$30,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	October 28, 2011	October 29, 2010
	(in millions)
Operating Activities:
Net earnings	$1,692	$1,396
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	437	402
Amortization of discount on senior convertible notes	42	86
Acquisition-related items	17	15
Provision for doubtful accounts	32	18
Deferred income taxes	(58)	(77)
Stock-based compensation	90	104
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(119)	(72)
Inventories	(147)	(108)
Accounts payable and accrued liabilities	(354)	(429)
Other operating assets and liabilities	606	94
Certain litigation charges, net	—	279
Certain litigation payments	—	(5)

Net cash provided by operating activities	2,238	1,703

Investing Activities:
Acquisitions, net of cash acquired	(617)	(452)
Purchase of intellectual property	(8)	(17)
Additions to property, plant, and equipment	(282)	(258)
Purchases of marketable securities	(3,866)	(3,425)
Sales and maturities of marketable securities	3,008	2,793
Other investing activities, net	9	(80)

Net cash used in investing activities	(1,756)	(1,439)

Financing Activities:
Change in short-term borrowings, net	302	1,181
Payments on long-term debt	(15)	(402)
Dividends to shareholders	(514)	(488)
Issuance of common stock	45	42
Repurchase of common stock	(600)	(760)

Net cash used in financing activities	(782)	(427)

Effect of exchange rate changes on cash and cash equivalents	(34)	19

Net change in cash and cash equivalents	(334)	(144)

Cash and cash equivalents at beginning of period	1,382	1,400

Cash and cash equivalents at end of period	$1,048	$1,256

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$99	$552
Interest	161	219

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

The Company’s fiscal years 2012, 2011, and 2010 will end or ended on April 27, 2012, April 29, 2011, and April 30, 2010, respectively.

Note 2 – New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) updated the accounting guidance related to fair value measurements. The updated guidance results in a consistent definition of fair value and common requirements for measurement of, and disclosure about, fair value between U.S. GAAP and International Financial Reporting Standards (IFRS). The updated guidance is effective for the Company beginning in the fourth quarter of fiscal year 2012. The adoption of this accounting guidance will not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for the Company retrospectively beginning in the first quarter of fiscal year 2013. Since the accounting guidance only impacts disclosure requirements, its adoption will not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB updated the accounting guidance related to annual and interim goodwill impairment tests. The updated accounting guidance allows entities to first assess qualitative factors before performing a quantitative assessment of the fair value of a reporting unit. If it is determined on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. The updated guidance is effective for the Company beginning in the first quarter of fiscal year 2013 with early adoption permitted under certain circumstances. The adoption of this accounting guidance will not have a material impact on the Company’s consolidated financial statements.

Note 3 – Acquisitions and Acquisition-Related Items

The Company had various acquisitions and other acquisition-related activity during the first two quarters of fiscal years 2012 and 2011. Certain acquisitions were accounted for as business combinations as noted below. In accordance with authoritative guidance on business combination accounting, the assets and liabilities of the company acquired were recorded as of the acquisition date, at their respective fair values, and consolidated with the Company. The purchase price allocation is based on estimates of the fair value of assets acquired and liabilities assumed. The pro forma impact of these acquisitions was not significant, individually or in the aggregate, to the results of the Company for the three and six months ended October 28, 2011 or October 29, 2010. The results of operations related to each company acquired have been included in the Company’s consolidated statements of earnings since the date each company was acquired.

Three and six months ended October 28, 2011

Salient Surgical Technologies, Inc.

On August 31, 2011, the Company acquired Salient Surgical Technologies, Inc. (Salient). Salient develops and markets devices for haemostatic sealing of soft tissue and bone incorporating advanced energy technology. Salient’s devices are used in a variety of surgical procedures including orthopedic surgery, spine, open abdominal, and thoracic procedures. Total consideration for the transaction was approximately $497 million. Medtronic had previously invested in Salient and held an 8.9 percent ownership position in the company. Net of this ownership position, the transaction value was approximately $452 million. Based upon the acquisition valuation, the Company acquired $162 million of technology-based intangible assets that had an estimated useful life of 12 years at the time of acquisition, $46 million of in-process research and development (IPR&D), $53 million of net tangible liabilities, and $342 million of goodwill. The value attributable to IPR&D has been capitalized as an indefinite-lived intangible asset. The IPR&D primarily relates to the future launch of Salient’s concentric wire product. Acquired goodwill is not deductible for tax purposes.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company accounted for the acquisition of Salient as a business combination. The Company recorded the identifiable assets acquired and liabilities assumed at fair values on the acquisition date as follows:

(in millions)
Current assets	$20
Property, plant, and equipment	11
IPR&D	46
Other intangible assets	162
Goodwill	342
Other assets	1
Total assets acquired	582

Current liabilities	43
Long-term deferred tax liabilities, net	42
Total liabilities assumed	85
Net assets acquired	$497

PEAK Surgical, Inc.

On August 31, 2011, the Company acquired PEAK Surgical, Inc. (PEAK). PEAK develops and markets tissue dissection devices incorporating advanced energy technology. Total consideration for the transaction was approximately $113 million. Medtronic had previously invested in PEAK and held an 18.9 percent ownership position in the company. Net of this ownership position, the transaction value was approximately $96 million. Based upon the acquisition valuation, the Company acquired $74 million of technology-based intangible assets that had an estimated useful life of 12 years at the time of acquisition, $17 million of net tangible liabilities, and $56 million of goodwill. Acquired goodwill is not deductible for tax purposes.

The Company accounted for the acquisition of PEAK as a business combination. The Company recorded the identifiable assets acquired and liabilities assumed at fair values on the acquisition date as follows:

(in millions)
Current assets	$5
Property, plant, and equipment	5
Other intangible assets	74
Goodwill	56
Total assets acquired	140

Current liabilities	10
Long-term deferred tax liabilities, net	17
Total liabilities assumed	27
Net assets acquired	$113

Other Acquisitions and Acquisition-Related Items

During the three and six months ended October 28, 2011, the Company recorded a net gain from acquisition-related items of $17 million and $4 million, respectively. In connection with the acquisitions of Salient and PEAK, the Company recognized gains of $32 million and $6 million, respectively, during the three months ended October 28, 2011 on its previously held investments. In connection with these acquisitions, the Company began to assess and formulate a plan for the elimination of duplicative positions and the termination of certain contractual obligations. As a result, the Company incurred approximately $5 million of certain acquisition-related costs, which include legal fees, severance costs, change in control costs, and contract termination costs. Additionally, during the three and six months ended October 28, 2011 the Company recorded charges of $9 million and $17 million, respectively, related to the change in fair value of contingent milestone payments associated with acquisitions subsequent to April 29, 2009 and transaction costs of $7 million and $12 million, respectively, related to the pending divestiture of the Physio-Control business. These amounts are included within acquisition-related items in the condensed consolidated statement of earnings.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three and six months ended October 29, 2010

ATS Medical, Inc.

On August 12, 2010, the Company acquired ATS Medical, Inc. (ATS Medical). ATS Medical is a leading developer, manufacturer, and marketer of products and services focused on cardiac surgery, including heart valves and surgical cryoablation technology. Under the terms of the agreement, ATS Medical shareholders received $4.00 per share in cash for each share of ATS Medical common stock that they owned. Total consideration for the transaction was $394 million which includes $30 million of ATS Medical debt and acquired contingent consideration of $10 million. In connection with the acquisition, the Company acquired $101 million of technology-based intangible assets that had an estimated useful life of 11 years at the time of acquisition, $6 million of IPR&D, $78 million of net tangible assets, and $209 million of goodwill. The value attributable to IPR&D, which relates to the future launch of ATS Medical’s next generation surgical ablation and 3f tissue valve products, has been capitalized as an indefinite-lived intangible asset. The goodwill is not deductible for tax purposes.

The Company accounted for the acquisition of ATS Medical as a business combination. The Company recorded the identifiable assets acquired and liabilities assumed at fair values on the acquisition date as follows:

(in millions)
Current assets	$51
Property, plant, and equipment	7
IPR&D	6
Other intangible assets	101
Goodwill	209
Long-term deferred tax assets, net	34
Total assets acquired	408

Current liabilities	14
Total liabilities assumed	14
Net assets acquired	$394

Axon Surgical

On June 2, 2010, the Company acquired substantially all of the assets of Axon Surgical (Axon), a privately-held company. Prior to the acquisition, the Company distributed a large portion of Axon’s products. The agreement will allow the Company to bring to market the next generation of surgeon-directed and professionally supported spinal neuromonitoring technology and expand the availability of this technology. Total consideration for the transaction, net of cash acquired, was $62 million, which includes the settlement of existing Axon debt. In connection with the acquisition of Axon, the Company acquired $41 million of technology-based intangible assets that had an estimated useful life of 10 years at the time of acquisition, $5 million of tangible assets, and $16 million of goodwill. The goodwill is deductible for tax purposes. The Company accounted for the acquisition of Axon as a business combination.

Other Acquisitions and Acquisition-Related Items

On September 14, 2010, the Company acquired a developer of vascular suturing products used in connection with cardiovascular and vascular procedures that require a puncture or incision to the artery. The terms of the transaction included an upfront payment of $15 million and additional payments of up to $10 million contingent upon achievement of certain milestones. Total consideration for the transaction was valued at approximately $21 million, which includes the estimated fair value of additional milestone-based contingent consideration of $6 million. The Company accounted for this acquisition as a business combination.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In connection with the ATS Medical acquisition, the Company began to assess and formulate a plan for the elimination of duplicative positions and the termination of certain contractual obligations. As a result, during the three and six months ended October 29, 2010 the Company incurred approximately $24 million of certain acquisition-related costs, which include acquisition-related legal fees and severance costs, change in control costs, and contract termination costs which were recorded within acquisition-related items in the condensed consolidated statement of earnings.

Contingent Consideration

Certain of the Company’s business combinations or purchases of intellectual property involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets, or obtaining regulatory approvals. As a result of the Company adopting new authoritative guidance in fiscal year 2010 related to business combinations, contingent consideration is recorded at the estimated fair value of the contingent milestone payment on the acquisition date for all acquisitions subsequent to April 24, 2009. The fair value of the contingent milestone consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within acquisition-related items in the condensed consolidated statements of earnings. The Company measures the initial liability and remeasures the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. See Note 7 for further information regarding fair value measurements.

At October 28, 2011, the estimated maximum potential amount of undiscounted future contingent consideration that the Company is expected to make associated with all completed business combinations or purchases of intellectual property prior to April 24, 2009 was approximately $235 million. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2012 to 2016 in order for the consideration to be paid.

The fair value of contingent milestone payments associated with acquisitions subsequent to April 24, 2009 was remeasured as of October 28, 2011 and April 29, 2011 at $288 million and $335 million, respectively. As of October 28, 2011, $263 million was reflected in other long-term liabilities and $25 million was reflected in other accrued expenses in the condensed consolidated balance sheet. As of October 29, 2010, $269 million was reflected in other long-term liabilities and $66 million was reflected in other accrued expenses in the condensed consolidated balance sheet. The following table provides a reconciliation of the beginning and ending balances of contingent milestone payments associated with acquisitions subsequent to April 24, 2009 measured at fair value that used significant unobservable inputs (Level 3):

	Three months ended		Six months ended
(in millions)	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Beginning Balance	$343	$120	$335	$118
Purchase price contingent consideration	2	16	2	16
Contingent milestone payments	(66)	—	(66)	—
Change in fair value of contingent consideration	9	—	17	2
Ending Balance	$288	$136	$288	$136

Note 4 – Certain Litigation Charges, Net

The Company classifies material litigation reserves and gains recognized as certain litigation charges, net. During the three and six months ended October 28, 2011, there were no certain litigation charges, net.

During the three months ended October 29, 2010, the Company recorded certain litigation charges, net of $279 million related primarily to a settlement involving the Sprint Fidelis family of defibrillation leads and an accounting charge for Other Matters litigation. The Sprint Fidelis settlement related to the resolution of certain outstanding product liability litigation related to the Sprint Fidelis family of defibrillation leads that were subject to a field action announced October 15, 2007. The parties subsequently reached an adjusted settlement agreement to pay a total of $221 million to resolve over 14,000 filed and unfiled claims. See Note 19 for additional information.

During the first quarter of fiscal year 2011, there were no certain litigation charges, net.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 – Restructuring Charges

During the three and six months ended October 28, 2011, the Company did not incur any restructuring charges.

Fiscal Year 2011 Initiative

In the fourth quarter of fiscal year 2011, the Company recorded a $272 million restructuring charge, which consisted of employee termination costs of $177 million, asset write-downs of $24 million, contract termination fees of $45 million, and other related costs of $26 million. The fiscal year 2011 initiative was designed to restructure the business to align its cost structure to current market conditions and to continue to position the Company for long-term sustainable growth in emerging markets and new technologies. Included in the $177 million of employee termination costs were severance and the associated costs of continued medical benefits and outplacement services, as well as $15 million of incremental defined benefit pension and post-retirement related expenses for employees that accepted voluntary early retirement packages. These costs are not included in the table summarizing the restructuring costs below because they are associated with costs that are accounted for under the pension and post-retirement rules. For further discussion on the incremental defined benefit pension and post-retirement related expenses, see Note 14 of the Company’s Annual Report on Form 10-K for the year ended April 29, 2011. Of the $24 million of asset write-downs, $11 million related to inventory write-offs of discontinued product lines and production-related asset impairments, and therefore, was recorded within cost of products sold in the consolidated statement of earnings. Additionally, included in the other related costs was a $19 million intangible asset impairment related to the discontinuance of a product line within the CardioVascular business.

In connection with the fiscal year 2011 initiative, as of the end of the fourth quarter of fiscal year 2011, the Company had identified approximately 2,100 net positions for elimination to be achieved through voluntary early retirement packages offered to employees, voluntary separation, and involuntary separation. Of the 2,100 net positions identified, approximately 1,700 positions have been eliminated as of October 28, 2011. The fiscal year 2011 initiative is scheduled to be substantially complete by the end of the fourth quarter of fiscal year 2012.

A summary of the activity related to the fiscal year 2011 initiative is presented below:

	Fiscal Year 2011 Initiative
(in millions)	Employee Termination Costs	Asset Write-downs	Other Costs	Total
Balance as of April 30, 2010	$—	$—	$—	$—
Restructuring charges	162	24	71	257
Payments/write-downs	(5)	(24)	(24)	(53)
Balance as of April 29, 2011	$157	$—	$47	$204
Payments/write-downs	(63)	—	(13)	(76)
Balance as of July 29, 2011	$94	$—	$34	$128
Payments/write-downs	(43)	—	(15)	(58)
Balance as of October 28, 2011	$51	$—	$19	$70

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Investments

The Company holds short-term and long-term investments, which consist primarily of marketable debt and equity securities.

Information regarding the Company’s short-term and long-term investments at October 28, 2011 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$2,512	$24	$(13)	$2,523
Auction rate securities	167	—	(40)	127
Mortgage-backed securities	933	10	(12)	931
U.S. government and agency securities	2,842	45	(2)	2,885
Foreign government and agency securities	90	1	—	91
Certificates of deposit	97	—	—	97
Other asset-backed securities	437	2	(1)	438
Marketable equity securities	79	111	(26)	164
Trading securities:
Exchange-traded funds	45	1	(2)	44
Cost method, equity method, and other investments	831	—	—	831
Total short-term and long-term investments	$8,033	$194	$(96)	$8,131

Information regarding the Company’s short-term and long-term investments at April 29, 2011 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$1,947	$20	$(6)	$1,961
Auction rate securities	167	—	(34)	133
Mortgage-backed securities	783	10	(8)	785
U.S. government and agency securities	2,731	26	(1)	2,756
Foreign government and agency securities	130	1	—	131
Certificates of deposit	119	—	—	119
Other asset-backed securities	351	1	(3)	349
Marketable equity securities	73	164	—	237
Trading securities:
Exchange-traded funds	33	6	—	39
Cost method, equity method, and other investments	656	—	—	656
Total short-term and long-term investments	$6,990	$228	$(52)	$7,166

Information regarding the Company’s available-for-sale and trading securities at October 28, 2011 and April 29, 2011 is as follows:

	October 28, 2011		April 29, 2011
(in millions)	Short-term	Long-term	Short-term	Long-term
Available-for-sale securities	$1,118	$6,138	$1,046	$5,425
Trading securities	—	44	—	39
Total	$1,118	$6,182	$1,046	$5,464

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables show the gross unrealized losses and fair values of the Company’s available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category as of October 28, 2011 and April 29, 2011:

	October 28, 2011
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$793	$(10)	$10	$(3)
Auction rate securities	—	—	127	(40)
Mortgage-backed securities	308	(3)	62	(9)
U.S. government and agency securities	679	(2)	—	—
Other asset-backed securities	—	—	16	(1)
Marketable equity securities	53	(26)	—	—
Total	$1,833	$(41)	$215	$(53)

	April 29, 2011
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$256	$(1)	$16	$(5)
Auction rate securities	—	—	133	(34)
Mortgage-backed securities	161	(1)	67	(7)
U.S. government and agency securities	267	(1)	—	—
Other asset-backed securities	74	(1)	12	(2)
Total	$758	$(4)	$228	$(48)

At October 28, 2011 the Company concluded that the unrealized losses associated with the available-for-sale securities detailed above were not other-than-temporary as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of the amortized cost.

Activity related to the Company’s short-term and long-term investment portfolio is as follows:

	Three months ended
	October 28, 2011		October 29, 2010
(in millions)	Debt (a)	Equity (b)(c)	Debt (a)	Equity (b)
Proceeds from sales	$1,406	$12	$1,609	$—
Gross realized gains	14	50	10	—
Gross realized losses	(5)	—	(3)	—
Impairment losses recognized	—	(4)	(2)	(2)

	Six months ended
	October 28, 2011		October 29, 2010
(in millions)	Debt (a)	Equity (b)(c)	Debt (a)	Equity (b)
Proceeds from sales	$2,967	$53	$2,793	$—
Gross realized gains	24	55	17	—
Gross realized losses	(7)	—	(7)	—
Impairment losses recognized	(1)	(4)	(5)	(5)

(a) Includes available-for-sale debt securities.
(b) Includes marketable equity securities, cost method, equity method, exchange-traded funds, and other investments.
(c) As a result of the Salient and PEAK acquisitions, the Company recognized a non-cash gain of $38 million during the three months ended October 28, 2011 on its previously held minority investments.

The total other-than-temporary impairment losses on available-for-sale debt securities for the three and six months ended October 28, 2011 were $1 million and $3 million, respectively, of which $1 million and $2 million, respectively, were recognized in other comprehensive income resulting in less than $1 million and $1 million, respectively, of charges being recognized in earnings. The total other-than-temporary impairment losses on available-for-sale debt securities for the three and six months ended October 29, 2010 were $8 million and $17 million, respectively, of which $6 million and $12 million, respectively, were recognized in other comprehensive income resulting in $2 million and $5 million, respectively, of charges being recognized in earnings. These charges relate to credit losses on certain mortgage-backed securities and other asset-backed securities. The amount of credit losses represents the difference between the present value of cash flows expected to be collected on these securities and the amortized cost. Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which it invested, the Company believes it has recorded all necessary other-than-temporary impairments as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of the amortized cost.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows the credit loss portion of other-than-temporary impairments on debt securities held by the Company as of the dates indicated and the corresponding changes in such amounts:

	Three months ended
(in millions)	October 28, 2011	October 29, 2010
Beginning Balance	$20	19
Additional credit losses recognized on securities previously impaired	—	1
Credit losses recognized on securities previously not impaired	—	1
Ending Balance	$20	$21

	Six months ended
(in millions)	October 28, 2011	October 29, 2010
Beginning Balance	$20	17
Additional credit losses recognized on securities previously impaired	—	3
Credit losses recognized on securities previously not impaired	1	2
Reductions for securities sold during the period	(1)	(1)
Ending Balance	$20	$21

The October 28, 2011 balance of available-for-sale debt securities by contractual maturity is shown in the following table at fair value. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows, assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	October 28, 2011
Due in one year or less	$1,333
Due after one year through five years	4,936
Due after five years through ten years	669
Due after ten years	154
Total debt securities	$7,092

As of October 28, 2011 and April 29, 2011, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method was $831 million and $656 million, respectively. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment. The October 28, 2011 cost method, equity method, and other investments balance includes $464 million of investments in a public company which have trading restrictions through December 31, 2013. These investments will be reclassified to available-for-sale marketable equity securities when the restriction is within one year of lapsing.

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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value as of October 28, 2011	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$2,523	$—	$2,513	$10
Auction rate securities	127	—	—	127
Mortgage-backed securities	931	—	900	31
U.S. government and agency securities	2,885	1,556	1,329	—
Foreign government and agency securities	91	—	91	—
Certificates of deposit	97	—	97	—
Other asset-backed securities	438	—	432	6
Marketable equity securities	164	164	—	—
Exchange-traded funds	44	44	—	—
Derivative assets	177	41	136	—
Total assets	$7,477	$1,805	$5,498	$174

Liabilities:
Derivative liabilities	$190	$180	$10	$—
Total liabilities	$190	$180	$10	$—

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value as of April 29, 2011	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$1,961	$—	$1,944	$17
Auction rate securities	133	—	—	133
Mortgage-backed securities	785	—	750	35
U.S. government and agency securities	2,756	1,453	1,303	—
Foreign government and agency securities	131	—	131	—
Certificates of deposit	119	—	119	—
Other asset-backed securities	349	—	343	6
Marketable equity securities	237	237	—	—
Exchange-traded funds	39	39	—	—
Derivative assets	130	21	109	—
Total assets	$6,640	$1,750	$4,699	$191

Liabilities:
Derivative liabilities	$303	$303	$—	$—
Total liabilities	$303	$303	$—	$—

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

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain corporate debt securities, auction rate securities, certain mortgage-backed securities, and certain other asset-backed securities for which there was a decrease in the observability of market pricing for these investments. At October 28, 2011, these securities were valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing, and amount of expected future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants. The Company uses level 3 inputs in the measurement of contingent milestone payments and related liabilities for all acquisitions subsequent to April 24, 2009. See Note 3 for further information regarding contingent consideration.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the three or six months ended October 28, 2011 or October 29, 2010. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) for the three and six months ended October 28, 2011 and October 29, 2010:

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three months ended October 28, 2011

(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage-backed securities	Other asset- backed securities
Balance as of July 29, 2011	$190	$17	$134	$33	$6
Total realized losses and other-than-temporary impairment losses included in earnings	(1)	(1)	—	—	—
Total unrealized gains/(losses) included in other comprehensive income	(7)	1	(7)	(1)	—
Settlements	(8)	(7)	—	(1)	—
Balance as of October 28, 2011	$174	$10	$127	$31	$6

Three months ended October 29, 2010

(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage-backed securities	Other asset- backed securities
Balance as of July 30, 2010	$198	$16	$138	$37	$7
Total realized losses and other-than-temporary impairment losses included in earnings	(2)	(1)	—	(1)	—
Total unrealized gains/(losses) included in other comprehensive income	9	2	5	2	—
Settlements	(3)	—	—	(2)	(1)
Balance as of October 29, 2010	$202	$17	$143	$36	$6

Six months ended October 28, 2011

(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities	Other asset- backed securities
Balance as of April 29, 2011	$191	$17	$133	$35	$6
Total realized losses and other-than-temporary impairment losses included in earnings	(2)	(1)	—	—	(1)
Total unrealized gains/(losses) included in other comprehensive income	(5)	1	(6)	(1)	1
Settlements	(10)	(7)	—	(3)	—
Balance as of October 28, 2011	$174	$10	$127	$31	$6

Six months ended October 29, 2010

(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities	Other asset- backed securities
Balance as of April 30, 2010	$213	$16	$142	$39	$16
Total realized losses and other-than-temporary impairment losses included in earnings	(4)	(2)	—	(2)	—
Total unrealized gains/(losses) included in other comprehensive income	7	4	1	2	—
Settlements	(14)	(1)	—	(3)	(10)
Balance as of October 29, 2010	$202	$17	$143	$36	$6

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as equity and other securities that are accounted for using the cost or equity method, goodwill, intangible assets, and property, plant, and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company holds investments in equity and other securities that are accounted for using the cost or equity method, which are classified as long-term investments in the condensed consolidated balance sheets. The aggregate carrying amount of these investments was $831 million as of October 28, 2011 and $656 million as of April 29, 2011. These cost or equity method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s cost or equity method investments is not estimated if there are no identified events or changes in circumstance that may have a significant adverse effect on the fair value of these investments. During the three and six months ended October 28, 2011 and October 29, 2010, the Company determined that the fair values of certain cost method investments were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $4 million in impairment charges during the three and six months ended October 28, 2011, and $2 million and $5 million in impairment charges during the three and six months ended October 29, 2010, respectively. The impairment charges related to the cost method investments were recorded in other expense (income) in the condensed consolidated statements of earnings. These investments fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value, as the investments are privately held entities without quoted market prices. To determine the fair value of these investments, the Company used all pertinent financial information that was available related to the entities, including financial statements and market participant valuations from recent and proposed equity offerings.

The Company assesses the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The aggregate carrying amount of intangible assets was $2.875 billion as of October 28, 2011 and $2.777 billion as of April 29, 2011, respectively. These assets are measured at fair value on a nonrecurring basis. The fair value of the Company’s intangible assets is not estimated if there is no change in events or circumstances that indicate the carrying amount of an intangible asset may not be recoverable. The Company did not record any intangible asset impairments during the three and six months ended October 28, 2011 or October 29, 2010.

The Company assesses the impairment of goodwill annually or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The aggregate carrying amount of goodwill was $9.944 billion as of October 28, 2011 and $9.537 billion as of April 29, 2011, respectively. These assets are measured at fair value on a nonrecurring basis. The fair value of the Company’s goodwill is not estimated if there is no change in events or circumstances that indicate the carrying amount may be impaired. The Company did not record any goodwill impairments during the three and six months ended October 28, 2011 or October 29, 2010.

The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of a property, plant, and equipment asset may not be recoverable. The Company did not recognize any significant impairments of property, plant, and equipment during the three and six months ended October 28, 2011 or October 29, 2010.

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company’s long-term debt, including the short-term portion, as of October 28, 2011 was $8.784 billion compared to a principal value of $8.078 billion, and as of April 29, 2011 was $8.524 billion compared to a principal value of $8.096 billion. Fair value was estimated using quoted market prices for the same or similar instruments. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts, and derivative/hedging activity.

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

In separate transactions, the Company sold warrants to issue shares of the Company’s common stock at an exercise price of $76.56 per share in private transactions. Pursuant to these transactions, warrants for 41 million shares of the Company’s common stock may be settled over a specified period beginning in July 2011 and warrants for 41 million shares of the Company’s common stock may be settled over a specified period beginning in July 2013. As of October 28, 2011, warrants for 31 million shares of the Company’s common stock expired.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following table provides equity and debt information for the 2013 Senior Convertible Notes under the convertible debt guidance.

	2013 Senior Convertible Notes
(in millions)	October 28, 2011	April 29, 2011
Carrying amount of the equity component	$547	$547

Principal amount of the 2013 Senior Convertible Notes	$2,200	$2,200
Unamortized discount	(134)	(177)
Net carrying amount	$2,066	$2,023

As of October 28, 2011, the unamortized balance of the debt discount will be amortized over the remaining life of the 2013 Senior Convertible Notes, which is approximately two years. The following table provides interest rate and interest expense amounts related to the Senior Convertible Notes.

	2011 Senior Convertible Notes		2013 Senior Convertible Notes
	Three months ended		Three months ended
(in millions, except interest rate)	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Effective interest rate	—%	5.97%	6.03%	6.03%
Interest cost related to contractual interest coupon	$—	$8	$9	$9
Interest cost related to amortization of the discount	$—	$23	$21	$20

	2011 Senior Convertible Notes		2013 Senior Convertible Notes
	Six months ended		Six months ended
(in millions, except interest rate)	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Effective interest rate	—%	5.97%	6.03%	6.03%
Interest cost related to contractual interest coupon	$—	$16	$18	$18
Interest cost related to amortization of the discount	$—	$46	$43	$40

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Senior Notes

The Company has outstanding unsecured senior obligations including the $550 million 4.500 percent 2009 Senior Notes due 2014, the $1.250 billion 3.000 percent 2010 Senior Notes due 2015, the $600 million 4.750 percent 2005 Senior Notes due 2015, the $500 million 2.625 percent 2011 Senior Notes due 2016, the $400 million 5.600 percent 2009 Senior Notes due 2019, the $1.250 billion 4.45 percent 2010 Senior Notes due 2020, the $500 million 4.125 percent 2011 Senior Notes due 2021, the $300 million 6.500 percent 2009 Senior Notes due 2039, and the $500 million 5.550 percent 2010 Senior Notes due 2040 (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remains in compliance with as of October 28, 2011. The Company used the net proceeds from the sale of the Senior Notes for working capital and general corporate uses, which include the repayment of other indebtedness of the Company. For additional information regarding the terms of these agreements, refer to Note 8 of the Company’s Annual Report on Form 10-K for the year ended April 29, 2011.

As of October 28, 2011, the Company had interest rate swap agreements designated as fair value hedges of underlying fixed rate obligations including the Company’s $1.250 billion 3.000 percent 2010 Senior Notes due 2015, $600 million 4.750 percent 2005 Senior Notes due 2015, the Company’s $500 million 2.625 percent 2011 Senior Notes due 2016, and the Company’s $500 million 4.125 percent 2011 Senior Notes due 2021. For additional information regarding the interest rate swap agreements, refer to Note 9.

Contingent Convertible Debentures

As of April 29, 2011, the Company had $15 million remaining in aggregate principal amount of 1.250 percent Contingent Convertible Debentures, Series B due 2021 (the Debentures) outstanding. Each Debenture was convertible into shares of common stock at an initial conversion price of $61.81 per share. At the end of July 2011, the Company gave notice to the holders of the Debentures of its intent to redeem the Debentures for cash at a price equal to 100% of the principal amount, plus any accrued and unpaid interest, on September 15, 2011 (the Redemption Date). All of the outstanding Debentures were settled for cash on the Redemption Date and no holders converted Debentures into shares of the Company’s common stock.

Commercial Paper

The Company maintains a commercial paper program that allows the Company to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of October 28, 2011 and April 29, 2011, outstanding commercial paper totaled $1.750 billion and $1.500 billion, respectively. During the three and six months ended October 28, 2011, the weighted average original maturity of the commercial paper outstanding was approximately 107 days for both periods and the weighted average interest rate was 0.17 percent and 0.18 percent, respectively. The issuance of commercial paper reduces the amount of credit available under the Company’s existing lines of credit.

Bank Borrowings

Bank borrowings consist primarily of borrowings from non-U.S. banks at interest rates considered favorable by management and where natural hedges can be gained for foreign exchange purposes and borrowings from U.S. banks.

Lines of Credit

The Company has committed and uncommitted lines of credit with various banks. The committed lines of credit include a four-year $2.250 billion syndicated credit facility dated December 9, 2010 that will expire on December 9, 2014 (Credit Facility). The Credit Facility provides the Company with the ability to increase its capacity by an additional $500 million at any time during the life of the four-year term of the agreement. The Credit Facility provides backup funding for the commercial paper program, and therefore, the issuance of commercial paper reduces the amount of credit available under the committed lines of credit. As of October 28, 2011 and April 29, 2011, no amounts were outstanding on the committed lines of credit.

Interest rates on these borrowings are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. Facility fees are payable on the credit facilities and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which the Company remains in compliance with as of October 28, 2011.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 – Derivatives and Foreign Exchange Risk Management

The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets, liabilities, and probable commitments. At inception of the forward contract, the derivative is designated as either a freestanding derivative or cash flow hedge. The primary currencies of the derivative instruments are the Euro and the Japanese Yen. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding as of October 28, 2011 and April 29, 2011 was $5.226 billion and $6.834 billion, respectively. The aggregate currency exchange rate (losses)/gains for the three and six months ended October 28, 2011 were $(77) million and $(133) million, respectively. The aggregate currency exchange rate gains/(losses) for the three and six months ended October 29, 2010 were $53 million and $107 million, respectively. These (losses)/gains represent the net impact to the condensed consolidated statements of earnings for the derivative instruments presented below, offset by remeasurement losses on foreign currency denominated assets and liabilities.

The information that follows explains the various types of derivatives and financial instruments used by the Company, how and why the Company uses such instruments, how such instruments are accounted for, and how such instruments impact the Company’s condensed consolidated balance sheets and statements of earnings.

Freestanding Derivative Forward Contracts

Freestanding derivative forward contracts are used to offset the Company’s exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized currently in earnings, thereby offsetting the current earnings effect of the related change in U.S. dollar value of foreign currency denominated assets and liabilities. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts, not designated as hedging instruments, outstanding as of October 28, 2011 and April 29, 2011 was $1.895 billion and $2.453 billion, respectively.

The amount of gains/(losses) and location of the gains/(losses) in the condensed consolidated statements of earnings related to derivative instruments not designated as hedging instruments for the three and six months ended October 28, 2011 and October 29, 2010 were as follows:

(in millions)		Three months ended
Derivatives Not Designated as Hedging Instruments	Location	October 28, 2011	October 29, 2010
Foreign currency exchange rate contracts	Other expense	$37	$(42)

(in millions)		Six months ended
Derivatives Not Designated as Hedging Instruments	Location	October 28, 2011	October 29, 2010
Foreign currency exchange rate contracts	Other expense	$20	$(21)

Cash Flow Hedges

Foreign Currency Exchange Rate Risk

Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. No gains or losses relating to ineffectiveness of cash flow hedges were recognized in earnings during the three and six months ended October 28, 2011 or October 29, 2010. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued during the three and six months ended October 28, 2011 or October 29, 2010. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts, designated as cash flow hedges, outstanding as of October 28, 2011 and April 29, 2011 was $3.331 billion and $4.381 billion, respectively, and will mature within the subsequent 29-month period.

The amount of gains/(losses) and location of the gains/(losses) in the condensed consolidated statements of earnings and other comprehensive income (OCI) related to derivative instruments designated as cash flow hedges for the three and six months ended October 28, 2011 and October 29, 2010 are as follows:

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three months ended October 28, 2011
	Gross Gains/(Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains/(Losses) on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions) Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$111	Other expense	$(55)
		Cost of products sold	7
Total	$111		$(48)

Three months ended October 29, 2010
	Gross Gains/(Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains/(Losses) on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions) Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$(261)	Other income	$16
		Cost of products sold	6
Total	$(261)		$22

Six months ended October 28, 2011
	Gross Gains/(Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains/(Losses) on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions) Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$131	Other expense	$(109)
		Cost of products sold	15
Total	$131		$(94)

Six months ended October 29, 2010
	Gross Gains/(Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains/(Losses) on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions) Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$(336)	Other income	$70
		Cost of products sold	5
Total	$(336)		$75

Forecasted Debt Issuance Interest Rate Risk
Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. For forward starting interest rate derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and beginning in the period or periods in which the planned debt issuance occurs, the gain or loss is then reclassified into interest expense, net over the term of the related debt. In the second quarter of fiscal year 2012, the Company entered into $750 million of pay fixed, forward starting interest rate swaps with a weighted average fixed rate of 2.84 percent in advance of a planned debt issuance.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The market value of outstanding forward starting interest rate swap derivative instruments at October 28, 2011 was a $10 million unrealized loss. This unrealized loss was recorded in other long-term liabilities with the offset recorded in other comprehensive income (OCI) in the condensed consolidated balance sheet.

As of October 28, 2011 and April 29, 2011, the Company had a balance of $177 million and $257 million in after-tax net unrealized losses associated with cash flow hedging instruments recorded in OCI. The Company expects that $141 million of this balance will be reclassified into the consolidated statement of earnings over the next 12 months.

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

As of October 28, 2011 and April 29, 2011, the Company had interest rate swaps in gross notional amounts of $1.950 billion and $3.500 billion, respectively, designated as fair value hedges of underlying fixed rate obligations. As of October 28, 2011, outstanding interest rate swap agreements were designated as fair value hedges of underlying fixed rate obligations including the Company’s $1.250 billion 3.000 percent 2010 Senior Notes due 2015, $600 million 4.750 percent 2005 Senior Notes due 2015, $500 million 2.625 percent 2011 Senior Notes due 2016, and the $500 million 4.125 percent 2011 Senior Notes due 2021. For additional information regarding the terms of the Company’s interest rate swap agreements, refer to Note 9 of the Company’s Annual Report on Form 10-K for the year ended April 29, 2011.

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

In August 2011, the Company terminated interest rate swap agreements with a consolidated notional amount of $650 million that were designated as fair value hedges of the fixed interest rate obligation under the Company’s $1.250 billion 3.000 percent 2010 Senior Notes due 2015. Upon termination, the contracts were in an asset position, resulting in cash receipts of $42 million, which included $7 million of accrued interest. The gain from terminating the interest rate swap agreement increased the outstanding balance of the 2015 Senior Notes and is being amortized as a reduction of interest expense over the remaining life of the notes. The cash flows from the termination of this interest rate swap agreement has been reported as operating activities in the condensed consolidated statements of cash flows.

The market value of outstanding interest rate swap agreements was a $136 million unrealized gain and the market value of the hedged item was a $136 million unrealized loss at October 28, 2011, which were recorded in other assets with the offset recorded in long-term debt in the condensed consolidated balance sheet. No hedge ineffectiveness was recorded as a result of these fair value hedges for the three months ended October 28, 2011 and less than $1 million was recorded for the six months ended October 28, 2011. Hedge ineffectiveness was not material for the three months ended October 29, 2010 and $2 million of hedge ineffectiveness was recorded for the six months ended October 29, 2010, which were recorded as an increase in interest expense, net in the condensed consolidated statement of earnings.

During the three and six months ended October 28, 2011 and October 29, 2010, the Company did not have any ineffective fair value hedging instruments. In addition, the Company did not recognize any gains or losses during the three and six months ended October 28, 2011 and October 29, 2010 on firm commitments that no longer qualify as fair value hedges.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance Sheet Presentation

The following table summarizes the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets as of October 28, 2011 and April 29, 2011. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not, and are further segregated by type of contract within those two categories.

October 28, 2011

	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$34	Other accrued expenses	$140
Interest rate contracts	Other assets	136	Other long-term liabilities	10
Foreign currency exchange rate contracts	Other assets	7	Other long-term liabilities	38
Total derivatives designated as hedging instruments		$177		$188

Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$—	Other accrued expenses	$2
Total derivatives not designated as hedging instruments		$—		$2
Total derivatives		$177		$190

April 29, 2011

	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$19	Other accrued expenses	$235
Interest rate contracts	Other assets	109
Foreign currency exchange rate contracts	Other assets	1	Other long-term liabilities	64
Total derivatives designated as hedging instruments		$129		$299

Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$1	Other accrued expenses	$4
Total derivatives not designated as hedging instruments		$1		$4
Total derivatives		$130		$303

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of interest-bearing investments, forward exchange derivative contracts, and trade accounts receivable.

The Company maintains cash and cash equivalents, investments, and certain other financial instruments (including currency exchange rate and interest rate derivative contracts) with various major financial institutions. The Company performs periodic evaluations of the relative credit standings of these financial institutions and limits the amount of credit exposure with any one institution. In addition, the Company has collateral credit agreements with its primary derivatives counterparties. Under these agreements, either party is required to post eligible collateral when the market value of transactions covered by the agreement exceeds specific thresholds, thus limiting credit exposure for both parties. As of October 28, 2011, no collateral was posted by either the Company or its counterparties. As of April 29, 2011, the Company had $8 million in securities pledged as collateral to its counterparties, respectively. The securities pledged as collateral are included in cash and cash equivalents in the condensed consolidated balance sheets.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. However, a significant amount of trade receivables are with hospitals that are dependent upon governmental health care systems in many countries. The current economic conditions in many foreign countries, particularly the recent deterioration of conditions in Portugal, Italy, Greece, and Spain, have increased, and may continue to increase, the average length of time it takes the Company to collect on its outstanding accounts receivable in these countries. As of October 28, 2011, the Company’s accounts receivable net of the allowance for doubtful accounts in Portugal, Italy, Greece, and Spain was $1.004 billion. The Company continues to monitor the creditworthiness of customers located in these and other geographic areas. Although the Company does not currently foresee a significant credit risk associated with these receivables, repayment is dependent upon the financial stability of the economies of these countries. As of October 28, 2011 and April 29, 2011, no one customer nor any one national health care system represented more than 10 percent of the Company’s outstanding accounts receivable. See “Operations Outside of the United States” in management’s discussion and analysis for further details regarding the concentrations of credit risk in the Company’s trade accounts receivable.

Note 10 – Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

(in millions)	October 28, 2011	April 29, 2011
Finished goods	$1,149	$1,067
Work in process	299	263
Raw materials	392	365
Total	$1,840	$1,695

Note 11 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended October 28, 2011 are as follows:

(in millions)	Cardiac and Vascular Group	Restorative Therapies Group	Total
Balance as of April 29, 2011	$2,679	$6,858	$9,537
Goodwill as a result of acquisitions	—	398	398
Purchase accounting adjustments, net	6	23	29
Currency adjustment, net	(25)	5	(20)
Balance as of October 28, 2011	$2,660	$7,284	$9,944

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three months ended October 28, 2011, the Company recorded $29 million in purchase accounting adjustments, net. This primarily relates to a valuation correction for the calculation of deferred tax assets associated with net operating losses available to the Company for the fiscal year 2008 acquisition of Kyphon, Inc. (Kyphon).

Balances of intangible assets, excluding goodwill, as of October 28, 2011 and April 29, 2011 are as follows:

(in millions)	Purchased Technology and Patents	Trademarks and Tradenames	Acquired IPR&D	Other	Total
Amortizable intangible assets as of October 28, 2011:
Original cost	$3,691	$374	$378	$154	$4,597
Accumulated amortization	(1,316)	(304)	—	(102)	(1,722)
Carrying value	$2,375	$70	$378	$52	$2,875

Amortizable intangible assets as of April 29, 2011:
Original cost	$3,565	$373	$338	$150	$4,426
Accumulated amortization	(1,265)	(290)	—	(94)	(1,649)
Carrying value	$2,300	$83	$338	$56	$2,777

Amortization expense for the three and six months ended October 28, 2011 was $86 million and $174 million, respectively, and for the three and six months ended October 29, 2010 was $85 million and $167 million, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets, excluding any possible future amortization associated with acquired IPR&D, which has not met technological feasibility, is as follows:

(in millions) Fiscal Year	Estimated Amortization Expense
Remaining 2012	$152
2013	319
2014	308
2015	292
2016	280
Thereafter	1,146
Total estimated amortization expense	$2,497

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

Changes in the Company’s product warranties during the six months ended October 28, 2011 and October 29, 2010 consisted of the following:

	Six months ended
(in millions)	October 28, 2011	October 29, 2010
Balance at the beginning of the period	$44	$45
Warranty claims provision	11	15
Settlements made	(16)	(14)
Balance at the end of the period	$39	$46

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 – Interest Expense, Net

Interest income and interest expense for the three and six months ended October 28, 2011 and October 29, 2010 are as follows:

	Three months ended		Six months ended
(in millions)	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Interest income	$(47)	$(46)	$(92)	$(79)
Interest expense	85	113	162	220
Interest expense, net	$38	$67	$70	$141

Interest income includes interest earned on the Company’s cash and cash equivalents, short-and long-term investments, the net realized and unrealized gain or loss on trading securities, changes in the fair value of interest rate derivative instruments, and the net realized gain or loss on the sale or impairment of available-for-sale debt securities. See Note 6 for further discussion of these items.

Interest expense includes the expense associated with the interest that the Company pays on its outstanding borrowings, including short-and long-term instruments, change in the fair value of interest rate derivative instruments, and the amortization of debt issuance costs and debt discounts.

Note 14 – Income Taxes

During the three months ended October 28, 2011, the Company recorded a $17 million net benefit associated with the resolution of certain income tax audits, changes to uncertain tax position reserves, and the finalization of certain tax returns. These tax adjustments are operational in nature and are recorded in provision for income taxes on the condensed consolidated statement of earnings.

During the six months ended October 28, 2011, the Company’s gross unrecognized tax benefits increased from $769 million to $786 million. In addition, the Company has accrued interest and penalties of $103 million as of October 28, 2011. If all of the Company’s unrecognized tax benefits were recognized, approximately $709 million would impact the Company’s effective tax rate. The Company records the gross unrecognized tax benefit as a long-term liability as it does not expect significant payments to occur or the total amount of unrecognized tax benefits to change significantly over the next 12 months.

The Company will continue to recognize interest and penalties related to income tax matters in the provision for income taxes in the condensed consolidated statements of earnings and record the liability in the current or long-term accrued income taxes in the condensed consolidated balance sheets, as appropriate.

Tax audits associated with the allocation of income, and other complex issues, may require an extended period of time to resolve and may result in income tax adjustments if changes to the Company’s allocation are required between jurisdictions with different tax rates. Tax authorities periodically review the Company’s tax returns and propose adjustments to its tax filings. The Internal Revenue Service (IRS) has settled its audits with the Company for all years through fiscal year 2004. Tax years settled with the IRS may remain open for foreign tax audits and competent authority proceedings. Competent authority proceedings are a means to resolve intercompany pricing disagreements between countries.

In September 2005, the IRS issued its audit report for fiscal years 2000, 2001, and 2002. In addition, the IRS issued its audit report for fiscal years 2003 and 2004 in March 2007. During October 2011, the Company reached agreement with the IRS on all remaining final proposed adjustments for fiscal years 2000 through 2004.

In March 2009, the IRS issued its audit report for fiscal years 2005 and 2006. The Company reached agreement with the IRS on some but not all matters. The unresolved significant issues that remain outstanding relate to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company’s key manufacturing sites, as well as the timing of the deductibility of a settlement payment. On December 23, 2010, the IRS issued a statutory notice of deficiency with respect to the remaining issues. The Company filed a Petition with the U.S. Tax Court on March 21, 2011 objecting to the deficiency.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In October 2011, the IRS issued its audit report for fiscal years 2007 and 2008. The Company reached agreement with the IRS on some but not all matters related to these fiscal years. The significant issues that remain unresolved relate to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary in Puerto Rico, and proposed adjustments associated with the tax effects of the Company's acquisition of Kyphon. Associated with the Kyphon acquisition, Medtronic entered into an intercompany transaction whereby the Kyphon U.S. tangible assets were sold to another wholly-owned subsidiary in a taxable transaction. The IRS has disagreed with the Company's valuation and proposed that all U.S. goodwill, the value of the ongoing business, and the value of the workforce in place be included in the tangible asset sale. The Company disagrees that such items were sold, as well as with the IRS valuation of these items.

The Company’s reserve for the uncertain tax positions related to these significant unresolved matters with the IRS, described above, is subject to a high degree of estimation and management judgment. Resolution of these significant unresolved matters, or positions taken by the IRS or foreign tax authorities during future tax audits, could have a material impact on the Company’s financial results in future periods. The Company continues to believe that its reserves for uncertain tax positions are appropriate and have meritorious defenses for its tax filings and will vigorously defend them during the audit process, appellate process, and through litigation in courts, as necessary.

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

The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
(in millions, except per share data)	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Numerator:
Net earnings	$871	$566	$1,692	$1,396
Denominator:
Basic – weighted average shares outstanding	1,058.1	1,080.1	1,060.6	1,083.1
Effect of dilutive securities:
Employee stock options	0.2	0.3	0.7	0.5
Employee restricted stock awards/units	4.6	3.1	4.7	2.9
Other	0.2	0.2	0.2	0.2
Diluted – weighted average shares outstanding	1,063.1	1,083.7	1,066.2	1,086.7

Basic earnings per share	$0.82	$0.52	$1.60	$1.29
Diluted earnings per share	$0.82	$0.52	$1.59	$1.28

The calculation of weighted average diluted shares outstanding excludes options for approximately 63 million and 53 million shares of common stock for the three and six months ended October 28, 2011, respectively, and approximately 69 million and 62 million for the three and six months ended October 29, 2010, respectively, because their effect would be anti-dilutive on the Company’s earnings per share. For the three and six months ended October 28, 2011 and October 29, 2010, common share equivalents related to the Company’s $2.200 billion and $4.400 billion of Senior Convertible Notes, respectively, were anti-dilutive as the market price of the Company’s stock was below the conversion price of the Senior Convertible Notes and, therefore, were excluded from the calculation of weighted average diluted shares.

Note 16 – Comprehensive Income and Accumulated Other Comprehensive Loss

In addition to net earnings, comprehensive income includes changes in currency exchange rate translation adjustments, unrealized gains and losses on currency exchange rate derivative contracts and interest rate derivative instruments qualifying and designated as cash flow hedges, net changes in retirement obligation funded status, and unrealized gains and losses on available-for-sale marketable securities. Comprehensive income for the three months ended October 28, 2011 and October 29, 2010 was $799 million and $522 million, respectively. Comprehensive income for the six months ended October 28, 2011 and October 29, 2010 was $1.759 billion and $1.306 billion, respectively.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Presented below is a summary of activity for each component of accumulated other comprehensive loss:

(in millions)	Unrealized Gain/(Loss) on Investments	Cumulative Translation Adjustments	Net Change in Retirement Obligations	Unrealized Gain/(Loss) on Derivatives	Accumulated Other Comprehensive Loss
Balance as of April 29, 2011	$196	$443	$(607)	$(257)	$(224)
Other comprehensive income	105	14	8	13	139
Balance as of July 29, 2011	$301	$457	$(599)	$(244)	$(85)
Other comprehensive (loss)/income	(57)	(97)	15	67	(72)
Balance as of October 28, 2011	$244	$360	$(584)	$(177)	$(157)

Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in non-U.S. subsidiaries. The tax expense on the net unrealized gain on foreign exchange rate derivatives and interest rate derivative instruments for the three and six months ended October 28, 2011 was $42 million and $48 million, respectively. The tax expense related to the net change in retirement obligations was $6 million and $12 million for the three and six months ended October 28, 2011. The tax impact on the unrealized gain/(loss) on investments for the three and six months ended October 28, 2011 was $28 million of benefit and $28 million of expense, respectively. During the first quarter of fiscal year 2012, the Company received shares in the form of a dividend related to a previous cost method investment, and in accordance with authoritative guidance, the Company recorded these shares as an investment and correspondingly recorded an unrealized gain.

Note 17 – Stock-Based Compensation

Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.

The following table presents the components and classification of stock-based compensation expense recognized for the three and six months ended October 28, 2011 and October 29, 2010:

	Three months ended		Six months ended
(in millions)	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Stock options	$21	$28	$36	$50
Restricted stock awards/units	25	24	47	47
Employee stock purchase plan	3	3	7	7
Total stock-based compensation expense	$49	$55	$90	$104

Cost of products sold	$4	$6	$7	$12
Research and development expense	9	14	16	26
Selling, general, and administrative expense	36	35	67	66
Total stock-based compensation expense	$49	$55	$90	$104

Income tax benefits	(15)	(16)	(26)	(30)

Total stock-based compensation expense, net of tax	$34	$39	$64	$74

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18 – Retirement Benefit Plans

The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans (post-retirement benefits), defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the plans include the following components for the three and six months ended October 28, 2011 and October 29, 2010:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Three months ended		Three months ended		Three months ended
(in millions)	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Service cost	$23	$22	$11	$9	$5	$5
Interest cost	22	19	7	6	4	4
Expected return on plan assets	(30)	(26)	(9)	(6)	(4)	(3)
Amortization of net actuarial loss	11	8	1	1	1	1
Net periodic benefit cost	$26	$23	$10	$10	$6	$7

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Six months ended		Six months ended		Six months ended
(in millions)	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Service cost	$46	$44	$22	$18	$10	$10
Interest cost	44	38	14	12	8	8
Expected return on plan assets	(60)	(52)	(18)	(12)	(8)	(6)
Amortization of net actuarial loss	22	16	2	2	2	2
Net periodic benefit cost	$52	$46	$20	$20	$12	$14

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

Litigation with Wyeth and Cordis Corporation

On February 22, 2008, Wyeth and Cordis Corporation (Cordis) filed a lawsuit against the Company and its subsidiary, Medtronic AVE, Inc., in U.S. District Court for the District of New Jersey, alleging that Medtronic’s Endeavor drug-eluting stent infringes three U.S. “Morris” patents alleged to be owned by Wyeth and exclusively licensed to Cordis. The District Court has advised it will issue an order granting certain motions for summary judgment in favor of the defendants, including Medtronic. The Company is indemnified for the claims made by Wyeth and Cordis. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Litigation with Edwards Lifesciences, Inc.

On March 19, 2010, the U.S. District Court for the District of Delaware added Medtronic CoreValve LLC (CoreValve) as a party to litigation pending between Edwards Lifesciences, Inc. (Edwards) and CoreValve, Inc. In the litigation, Edwards asserted that CoreValve’s transcatheter aortic valve replacement product infringed three U.S. “Andersen” patents owned by Edwards. Before trial, the court granted summary judgment to Medtronic as to two of the three patents. Following a trial, on April 1, 2010 a jury found that CoreValve willfully infringed a claim on the remaining Andersen patent and awarded total lost profit and royalty damages of $74 million. On May 28, 2010, Edwards filed a motion seeking an injunction against CoreValve. On February 7, 2011, the trial court ruled on post-trial motions, denying Edwards’ motions for an injunction, enhanced damages and attorneys’ fees and denying Medtronic’s motions to overturn the jury’s verdict. Medtronic has appealed to the U.S. Court of Appeals for the Federal Circuit. The Federal Circuit will hear oral argument on this appeal on January 11, 2012.

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

Sprint Fidelis Product Liability Matters

On October 15, 2007, the Company voluntarily suspended worldwide distribution of its Sprint Fidelis (Fidelis) family of defibrillation leads. Approximately 4,000 lawsuits regarding the Fidelis leads were filed against the Company, including approximately 47 putative class action suits reflecting a total of approximately 9,000 individual personal injury cases. Approximately 2,800 of the lawsuits were commenced in Minnesota state court and approximately 1,200 were consolidated for pretrial proceedings before a single federal judge in the U.S. District Court for the District of Minnesota pursuant to the Multi-District Litigation (MDL) rules. On January 5, 2009, the MDL court dismissed with prejudice the master consolidated complaint for individuals and the master consolidated complaint for third-party payors on grounds of federal preemption. The state court judge dismissed the state court cases on similar grounds on October 22, 2009. The federal opinion was affirmed on appeal and the state appeal was dismissed.

The Company announced on October 14, 2010 that it had entered into an agreement to settle the pending lawsuits as well as certain unfiled claims subject to opt-out rights by both plaintiffs and the Company, including the Company’s right to cancel the agreement. The parties subsequently reached an adjusted settlement agreement pursuant to which Medtronic waived its right to cancel the agreement and agreed to pay a total of $221 million to resolve over 14,000 filed and unfiled claims. Accordingly, the Company recorded an expense of $221 million related to probable and reasonably estimated damages under U.S. GAAP in connection with these matters in fiscal year 2011. Subsequent to October 28, 2011, the Company fully paid the plaintiffs.

In addition, one putative class action has been filed in the Ontario Superior Court of Justice in Canada. On October 20, 2009, that court certified a class proceeding, but denied class certification on plaintiffs’ claim for punitive damages. Pretrial proceedings are underway. The Company has not recorded an expense related to damages in connection with that matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.

Shareholder Related Matters

On December 10, 2008, the Minneapolis Firefighters’ Relief Association filed a putative class action complaint against the Company and certain current and former officers in the U.S. District Court for the District of Minnesota, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaint alleges that the defendants made false and misleading public statements concerning the INFUSE Bone Graft product which artificially inflated Medtronic’s stock price during the period. On August 21, 2009, plaintiffs filed a consolidated putative class action complaint expanding the class. Medtronic’s motion to dismiss the consolidated complaint was denied on February 3, 2010, and pretrial proceedings are underway.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has not recorded an expense related to damages in connection with this matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.

Mirowski

Medtronic is a licensee to the RE 38,119 patent (‘119 Patent) and RE 38,897 patent (‘897 Patent) owned by Mirowski Family Ventures, LLC (Mirowski) relating to the treatment of hemodynamic dysfunction. Medtronic and Mirowski dispute the application of the ‘119 and ‘897 Patents to certain Medtronic cardiac resynchronization products. On December 17, 2007, Medtronic filed an action in U.S. District Court for the District of Delaware seeking a declaration that none of its products infringe any valid claims of either the ‘119 or ‘897 Patents. If certain conditions are fulfilled, the ‘119 and/or ‘897 Patents are determined to be valid and the Medtronic products are found to infringe the ‘119 and/or ‘897 Patents, Medtronic will be obligated to pay royalties to Mirowski based upon sales of certain cardiac resynchronization therapy-defibrillator (CRT-D) products. A bench trial concluded on March 13, 2010. On March 30, 2011, the trial court entered a judgment of non-infringement in Medtronic’s favor. Mirowski has appealed the decision to the United States Court of Appeals for the Federal Circuit. As of October 28, 2011 the amount of disputed royalties and interest related to CRT-D products was $117 million. This amount has not been accrued pursuant to U.S. GAAP requirements because the outcome is not currently probable.

Other Matters

On October 24, 2005, the Company received a subpoena from the United States Attorney’s Office for the District of Massachusetts issued under the Health Insurance Portability & Accountability Act of 1996 (HIPAA) relating to post-market clinical studies of pacemakers, defibrillators, and related equipment and services. In September 2008, the United States Attorney’s office for the District of Massachusetts informed Medtronic that it was no longer pursuing this investigation, but on September 5, 2008, the Office of Inspector General for the Department of Health and Human Services in the District of Minnesota sent Medtronic a subpoena requesting substantially the same materials covered in the 2005 Massachusetts subpoena, and the U.S. Attorney’s Office for the District of Minnesota took over the investigation. In accordance with U.S. GAAP, in fiscal year 2011 the Company recorded $24 million in expense, paid subsequent to October 28, 2011 pursuant to a settlement agreement with the Department of Justice.

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

In late June 2008, the Company received a subpoena issued by the United States Attorney’s Office for the District of Massachusetts pursuant to HIPAA, relating to the Company’s marketing of biliary stents. The Company is fully cooperating with this inquiry. On February 19, 2010, a complaint asserting similar issues, captioned United States of America ex rel Nowak & Dodd v. Medtronic, was unsealed in the United States District Court for the District of Massachusetts. On July 27, 2011, the Court issued an order granting Medtronic’s motion to dismiss one relator’s claims in their entirety and dismissing most of the other relator’s claims. On November 4, 2011, the Company entered into a non-financial settlement with one of the relators, under which he abandoned all of his claims against the Company.

On October 6, 2008, the Company received a subpoena from the United States Attorney’s Office for the District of Massachusetts pursuant to HIPAA requesting production of documents relating to Medtronic’s INFUSE Bone Graft product. The Company has since received supplemental subpoenas or document requests in connection with the INFUSE Bone Graft product, including a December 18, 2008 civil investigative demand from the Massachusetts Attorney General’s Office, an October 14, 2011 subpoena issued by the California Attorney General’s office, and several inquiries from the United States Senate Finance Committee. The Company is fully cooperating with these investigations.

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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On September 16, 2009, the Company received a subpoena from the Office of Inspector General for the Department of Health and Human Services in the Eastern District of California requesting production of documents relating to the Company’s cardiac rhythm medical devices, including revenue, sales, marketing, and promotional documents, documents relating to reimbursement communications to customers pertaining to the devices, documents relating to scientific studies and registries pertaining to the devices, and documents relating to payments or items of value provided to customers. The Company is fully cooperating with this inquiry. Any allegations relating to post-market clinical studies in this matter were resolved as part of the settlement agreement with the U.S. Department of Justice, described in the matter with the U.S. Attorney’s Office for the District of Minnesota above.

On March 12, 2010, the Company received a civil investigative demand from the U.S. Department of Justice pursuant to the federal False Claims Act seeking information regarding the Company’s knowledge about claims to Medicare for the implantation of implantable cardioverter defibrillators (ICDs), including reimbursement advice given by the Company, payments to persons or entities involved in decisions about implantation of ICDs, and the national coverage determination relating to ICDs. The Company is fully cooperating with this investigation.

On October 14, 2010, the Company received a subpoena issued by the United States Attorney’s Office for the Western District of New York pursuant to HIPAA, relating to the Company’s sales, marketing, and reimbursement support practices regarding certain neurostimulation devices. The Company is fully cooperating with this investigation.

On November 9, 2010, the French Competition Authority commenced an investigation of the Company, along with a number of other medical device companies, and the companies’ trade association, Syndicat National de l’Industrie des Technologies Medicales (SNITEM), to determine whether such companies or SNITEM engaged in any anticompetitive practices in responding to tenders to purchase certain medical devices. The Company is fully cooperating with the investigation.

On August 24, 2011, the Company received a letter from the United States Department of Justice requesting information relating to the Company’s practices regarding the replacement of insulin pumps for Medicare beneficiaries. The Company is fully cooperating with this inquiry.

With the exception of the $24 million in expense that was recorded in fiscal year 2011 relating to the investigation by the U.S. Attorney’s Office for the District of Minnesota described above, the Company has not recorded an expense related to losses in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from these matters.

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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. Net sales and earnings before income taxes by reportable segment are as follows:

	Three months ended		Six months ended
(in millions)	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Cardiac and Vascular Group	$2,207	$2,095	$4,413	$4,122
Restorative Therapies Group	1,925	1,808	3,768	3,555
Total Net Sales	$4,132	$3,903	$8,181	$7,677

	Three months ended		Six months ended
(in millions)	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Cardiac and Vascular Group	$657	$710	$1,376	$1,427
Restorative Therapies Group	481	500	971	988
Total Reportable Segments’ Earnings Before Income Taxes	1,138	1,210	2,347	2,415
Certain litigation charges, net	—	(279)	—	(279)
Acquisition-related items	17	(24)	4	(39)
Interest expense, net	(38)	(67)	(70)	(141)
Corporate	(64)	(88)	(206)	(164)
Total Earnings Before Income Taxes	$1,053	$752	$2,075	$1,792

The following table presents the Company’s net assets by reportable segment:

(in millions)	October 28, 2011	April 29, 2011
Cardiac and Vascular Group	$7,078	$6,774
Restorative Therapies Group	10,998	10,539
Total Net Assets of Reportable Segments	18,076	17,313
Short-term borrowings	(2,050)	(1,723)
Long-term debt	(8,222)	(8,112)
Corporate	8,935	8,490
Total Net Assets	$16,739	$15,968

Geographic information

Net sales to external customers by geography are as follows:

	Three months ended		Six months ended
(in millions)	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
United States	$2,300	$2,295	$4,506	$4,524
Europe and Central Asia	976	865	1,985	1,727
Asia Pacific	612	520	1,205	1,006
Other Foreign	244	223	485	420
Total Net Sales	$4,132	$3,903	$8,181	$7,677

Note 21 – Subsequent Events

On November 16, 2011, the Company and Bain Capital entered into a definitive agreement under which affiliates of Bain Capital will acquire Physio-Control and related entities for cash in a transaction valued at approximately $404 million excluding closing adjustments and potential earn-outs. Subsequent to the fiscal year 2012 second quarter, the $210 million net assets of Physio-Control to be sold met the accounting criteria to be classified as held for sale and will be aggregated and reported in accordance with authoritative guidance in the Company’s fiscal year 2012 third quarter Form 10-Q. The transaction is expected to close in the first quarter of calendar 2012, and is subject to certain regulatory and customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNDERSTANDING OUR FINANCIAL INFORMATION

The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic, Inc. and its subsidiaries (Medtronic or the Company). For a full understanding of financial condition and results of operations, you should read this discussion along with management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended April 29, 2011. In addition, you should read this discussion along with our condensed consolidated financial statements and related Notes thereto as of October 28, 2011.

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

Net earnings for the second quarter of fiscal year 2012 were $871 million, or $0.82 per diluted share, as compared to net earnings of $566 million, or $0.52 per diluted share for the same period in the prior fiscal year, representing an increase of 54 percent and 58 percent, respectively. Net earnings for the three months ended October 28, 2011 included after-tax acquisition-related items, net that increased net earnings by $19 million ($17 million pre-tax). Net earnings for the three months ended October 29, 2010 included after-tax acquisition-related items, net and certain litigation charges, net that decreased net earnings by $294 million ($303 million pre-tax). See further discussion of these items in the “Certain Litigation Charges, Net, Acquisition-Related Items, and Restructuring Charges” section of this management’s discussion and analysis.

Net earnings for the six months ended October 28, 2011 were $1.692 billion, or $1.59 per diluted share, as compared to net earnings of $1.396 billion, or $1.28 per diluted share for the same period in the prior fiscal year, representing an increase of 21 percent and 24 percent, respectively. Net earnings for the six months ended October 28, 2011 included after-tax acquisition-related items, net that increased net earnings by $8 million ($4 million pre-tax). Net earnings for the six months ended October 29, 2010 included after-tax acquisition-related items, net and certain litigation charges, net that decreased net earnings by $305 million ($318 million pre-tax). See further discussion of these items in the “Certain Litigation Charges, Net, Acquisition-Related Items, and Restructuring Charges” section of this management’s discussion and analysis.

The table below illustrates net sales by operating segment for the three and six months ended October 28, 2011 and October 29, 2010:

	Three months ended			Six months ended
(dollars in millions)	October 28, 2011	October 29, 2010	% Change	October 28, 2011	October 29, 2010	% Change
Cardiac and Vascular Group	$2,207	$2,095	5%	$4,413	$4,122	7%
Restorative Therapies Group	1,925	1,808	6	3,768	3,555	6
Total Net Sales	$4,132	$3,903	6%	$8,181	$7,677	7%

Net sales for the three and six months ended October 28, 2011 were $4.132 billion and $8.181 billion, an increase of 6 percent and 7 percent, respectively, from the same periods in the prior fiscal year. Foreign currency translation had a favorable impact of $123 million and $309 million on net sales for the three and six months ended October 28, 2011, respectively, when compared to the same periods in the prior fiscal year. The net sales increase for the three and six months ended October 28, 2011 was driven by an increase of 5 percent and 7 percent, respectively, in our Cardiac and Vascular Group and an increase of 6 percent for both periods in our Restorative Therapies Group. The Cardiac and Vascular Group’s growth for the three and six months ended October 28, 2011 was due to an increase in net sales in Coronary, Structural Heart, Endovascular and Peripheral, CRDM pacing systems, and Atrial Fibrillation (AF) Solutions, partially offset by declines in CRDM defibrillation systems. Our Restorative Therapies Group’s growth for the three and six months ended October 28, 2011 was due to strong net sales in the Diabetes and Surgical Technologies businesses, as well as growth in Neuromodulation, partially offset by weaker net sales in Spinal. See our discussion in the “Net Sales” section of this management’s discussion and analysis for more information on the results of our significant operating segments.

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

The Company’s overall tax rate including the tax impact of acquisition-related items has resulted in an effective tax rate of 17.28 and 18.46 percent for the three and six months ended October 28, 2011, respectively. Excluding the impact of acquisition-related items in the three and six months ended October 28, 2011, our operational and tax strategies have resulted in a non-GAAP nominal tax rate of 17.90 and 18.73 percent, respectively, versus the U.S. Federal statutory rate of 35.0 percent. An increase in our nominal tax rate of 1 percent would result in an additional income tax provision for the three and six months ended October 28, 2011 of approximately $10 million and $21 million, respectively. See discussion of the tax rate and the tax adjustments in the “Income Taxes” section of this management’s discussion and analysis.

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

Contingent consideration is recorded at the estimated fair value of the contingent consideration milestone payments on the acquisition date for all acquisitions subsequent to April 24, 2009. The acquisition date fair value is measured based on the consideration expected to be transferred (probability-weighted), discounted back to present value. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. The fair value of the contingent milestone consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recorded as income or expense in the acquisition-related items within our condensed consolidated statements of earnings.

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of triggering events suggest that the carrying amount may be impaired.

The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our condensed consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. Goodwill was $9.944 billion and $9.537 billion as of October 28, 2011 and April 29, 2011, respectively.

Other intangible assets include patents, trademarks, purchased technology, and IPR&D. Intangible assets with a definite life are amortized on a straight-line or accelerated basis, as appropriate, with estimated useful lives ranging from three to 20 years. We review all intangible assets for impairment annually or as changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable. Other intangible assets, net of accumulated amortization, were $2.875 billion and $2.777 billion as of October 28, 2011 and April 29, 2011, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

ACQUISITIONS

Three and six months ended October 28, 2011

On August 31, 2011, we acquired Salient Surgical Technologies, Inc. (Salient). Salient develops and markets devices for haemostatic sealing of soft tissue and bone incorporating advanced energy technology. Salient’s devices are used in a variety of surgical procedures including orthopedic surgery, spine, open abdominal, and thoracic procedures. Total consideration for the transaction was approximately $497 million. We had previously invested in Salient and held an 8.9 percent ownership position in the company. In connection with the acquisition of Salient, we recognized a gain on our previously held investment of $32 million, which was recorded within acquisition-related items in the condensed consolidated statement of earnings in the second quarter of fiscal year 2012. Net of this ownership position, the transaction value was approximately $452 million.

On August 31, 2011, we acquired PEAK Surgical, Inc. (PEAK). PEAK develops and markets tissue dissection devices incorporating advanced energy technology. Total consideration for the transaction was approximately $113 million. We had previously invested in PEAK and held an 18.9 percent ownership position in the company. In connection with the acquisition of PEAK, we recognized a gain on our previously held investment of $6 million, which was recorded within acquisition-related items in the condensed consolidated statement of earnings in the second quarter of fiscal year 2012. Net of this ownership position, the transaction value was approximately $96 million.

Three and six months ended October 29, 2010

On September 14, 2010, we acquired a developer of vascular suturing products used in connection with cardiovascular and vascular procedures that require a puncture or incision to the artery. Total consideration for the transaction was valued at approximately $21 million.

On August 12, 2010, we acquired ATS Medical, Inc. (ATS Medical). ATS Medical is a leading developer, manufacturer, and marketer of products and services focused on cardiac surgery, including heart valves and surgical cryoablation technology. Under the terms of the agreement, ATS Medical shareholders received $4.00 per share in cash for each share of ATS Medical common stock that they owned. Total consideration for the transaction was $394 million which includes the assumption of existing ATS Medical debt and acquired contingent consideration.

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

The pro forma impact of the above acquisitions was not significant, individually or in the aggregate, to our results for the three and six months ended October 28, 2011.

In addition to the acquisitions above, we periodically acquire certain tangible or intangible assets from enterprises that do not otherwise qualify for accounting as a business combination. These transactions are largely reflected in the condensed consolidated statements of cash flows as a component of investing activities under purchase of intellectual property.

NET SALES

The table below illustrates net sales by product line and operating segment for the three and six months ended October 28, 2011 and October 29, 2010:

	Three months ended			Six months ended
(dollars in millions)	October 28, 2011	October 29, 2010	% Change	October 28, 2011	October 29, 2010	% Change
Defibrillation Systems	$708	$745	(5)%	$1,405	$1,467	(4)%
Pacing Systems	511	472	8	1,019	945	8
AF and Other	49	31	58	97	62	56
CARDIAC RHYTHM DISEASE MANAGEMENT	1,268	1,248	2	2,521	2,474	2
Coronary	376	350	7	766	692	11
Structural Heart	266	237	12	541	461	17
Endovascular and Peripheral	188	151	25	374	302	24
CARDIOVASCULAR	830	738	12	1,681	1,455	16
PHYSIO-CONTROL	109	109	—	211	193	9
TOTAL CARDIAC AND VASCULAR GROUP	2,207	2,095	5	4,413	4,122	7
Core Spinal	631	634	—	1,240	1,257	(1)
Biologics	208	216	(4)	423	423	—
SPINAL	839	850	(1)	1,663	1,680	(1)
NEUROMODULATION	421	388	9	818	758	8
DIABETES	367	326	13	722	638	13
SURGICAL TECHNOLOGIES	298	244	22	565	479	18
TOTAL RESTORATIVE THERAPIES GROUP	1,925	1,808	6	3,768	3,555	6
TOTAL	$4,132	$3,903	6%	$8,181	$7,677	7%

Net sales for the three and six months ended October 28, 2011 were favorably impacted by foreign currency translation of $123 million and $309 million, respectively, when compared to the same periods of the prior fiscal year. The primary exchange rate movements that impacted our consolidated net sales growth were the U.S. dollar as compared to the Euro and the Japanese Yen. The impact of foreign currency fluctuations on net sales was not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” and Note 9 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further details on currency exchange rate derivative instruments and our related risk management strategies.

Cardiac and Vascular Group

The Cardiac and Vascular Group is composed of the CRDM, CardioVascular, and Physio-Control businesses. The Cardiac and Vascular Group’s products include pacemakers, implantable defibrillators, leads and delivery systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with CRDM devices, coronary and peripheral stents and related delivery systems, therapies for uncontrolled hypertension, endovascular stent graft systems, heart valve replacement technologies, tissue ablation systems, open heart and coronary bypass grafting surgical products, external defibrillators including manual defibrillator/monitors used by hospitals and emergency response personnel, and automated external defibrillators used in commercial and public settings for the treatment of cardiac arrest. The Cardiac and Vascular Group’s net sales for the three and six months ended October 28, 2011 were $2.207 billion and $4.413 billion, an increase of 5 percent and 7 percent, respectively, over the same periods in the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three and six months ended October 28, 2011 of approximately $81 million and $203 million, respectively, when compared to the same periods in the prior fiscal year. The Cardiac and Vascular Group’s growth for the three and six months ended October 28, 2011 was a result of strong sales in Coronary, Structural Heart, Endovascular and Peripheral, CRDM pacing systems, and AF Solutions, partially offset by a decline in CRDM defibrillation systems. Additionally, for the three months ended October 28, 2011, Physio-Control’s net sales growth was flat, but for the six months ended October 28, 2011, Physio-Control’s net sales growth positively impacted the overall performance of the Cardiac and Vascular Group. Cardiac and Vascular Group’s performance was impacted by new products, the continued macroeconomic downturn, pricing pressures due to competition, slowing of certain market growth rates, the implantable cardioverter defibrillator (ICD) utilization article in the January 2011 Journal of the American Medical Association, the hospital investigation by the U.S. Department of Justice, and the continued trend of increased hospital ownership of physician practices. See the more detailed discussion of each business’s performance below.

CRDM net sales for the three and six months ended October 28, 2011 were $1.268 billion and $2.521 billion, an increase of 2 percent for both periods when compared to the same periods in the prior fiscal year. Net sales of our defibrillation system products for the three and six months ended October 28, 2011 declined primarily due to the continued decline in the U.S. market, which affected procedure volumes and pricing. The U.S. market was impacted by a number of factors, such as the ICD utilization article in the January 2011 Journal of the American Medical Association, the hospital utilization investigation by the U.S. Department of Justice, and the continued trend of increased hospital ownership of physician practices. The decline in net sales of our defibrillation system products was partially offset by net sales growth from the Protecta SmartShock (Protecta) family of devices, which were launched in the U.S. during the fourth quarter of fiscal year 2011. Net sales of our pacing system products for the three and six months ended October 28, 2011 increased primarily due to growth in the U.S. for the Revo Magnetic Resonance Imaging (MRI) SureScan pacing system, which was launched in the fourth quarter of fiscal year 2011. Additionally, worldwide net sales of our AF Solutions products for the three and six months ended October 28, 2011 increased primarily due to the continued acceptance in the U.S. and in certain international markets of the Arctic Front Cardiac CryoAblation Catheter system (Arctic Front system), which was launched in the U.S. in the third quarter of fiscal year 2011.

CardioVascular net sales for the three and six months ended October 28, 2011 were $830 million and $1.681 billion, an increase of 12 percent and 16 percent, respectively, over the same periods in the prior fiscal year. The increase in CardioVascular net sales for the three and six months ended October 28, 2011 was primarily due to growth outside the U.S. in our Coronary, Structural Heart, and Endovascular and Peripheral businesses. The primary contributors to net sales growth were driven by the Resolute Integrity drug-eluting stent outside the U.S. and our Integrity bare metal stent within Coronary, the Endurant Abdominal and Valiant Captivia Thoracic Stent Graft Systems within Endovascular, and the continued acceptance outside the U.S. of our transcatheter valves within Structural Heart. Additionally, for the three months ended October 28, 2011, the January 2011 acquisition of Ardian, Inc. (Ardian), and for the six months ended October 28, 2011, the acquisitions of ATS Medical and Ardian, contributed to the overall growth in net sales of the CardioVascular business.

Physio-Control net sales for the three and six months ended October 28, 2011 were $109 million and $211 million, flat and an increase of 9 percent, respectively, over the same periods in the prior fiscal year. Physio-Control’s growth rate performance for the three months ended October 28, 2011 was negatively impacted by the resumption in the second quarter of the prior fiscal year following the resolution of a supply constraint issue. The increase in net sales growth for the six months ended October 28, 2011 was driven by strong growth in the LIFEPAK 15 and LUCAS chest compression system products.

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

•

The recent slowdown in market growth rates for our U.S. defibrillation system products. We believe the U.S. market could continue to be impacted during fiscal year 2012 by the ICD utilization article in the January 2011 Journal of the American Medical Association, the hospital utilization investigation by the U.S. Department of Justice, and the continued trend of increased hospital ownership of physician practices.

•

Continued market acceptance of our Protecta family of devices which was launched in the U.S. in the fourth quarter of fiscal year 2011. The Protecta portfolio leverages the already established Vision 3D platform to deliver a full suite of single, dual, and triple chamber defibrillators that include SmartShock Technology, a family of new Medtronic-exclusive algorithms that reduces the delivery of inappropriate shocks, which is a leading clinical request from physicians.

•

Continued and future growth of the first pacing system developed specifically for use in MRI machines. During the fourth quarter of fiscal year 2010 we launched Advisa MRI SureScan, our next generation MRI pacing system in Europe and, early in the fourth quarter of fiscal year 2011, we received U.S. Food and Drug Administration (FDA) approval for the Revo MRI SureScan, our first generation MRI pacing system in the U.S. Both Advisa MRI SureScan and Revo MRI SureScan are designed to address and mitigate interactions between the pacing system and the magnetic resonance imaging environment. We believe that these MRI compatible products will help drive potential share gains and alleviate pricing pressures.

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

•

Continued and future acceptance of the new Integrity bare metal stent and Resolute Integrity drug eluting coronary stent in certain international markets. The Integrity platform features a laser-fused sinusoidal technology that is designed to significantly improve flexibility and conformability compared to the Driver stent and other technologies. The Resolute Integrity drug eluting coronary stent was launched in Europe in August 2010. While the global stent market continues to experience year-over-year declines, to date we have been successful in gaining share with this stent platform in those geographies where the product has been approved. Additionally, we expect to launch the Resolute Integrity drug eluting coronary stent in the U.S. towards the end of fiscal year 2012.

•

Continued integration of Ardian, which was acquired in January 2011. Ardian develops catheter-based therapies to treat uncontrolled hypertension and related conditions. Ardian’s Symplicity Catheter System addresses uncontrolled hypertension through renal denervation, or ablation of the nerves lining the renal arteries. It has received Conformité Européene (CE) Mark and Australia’s Therapeutic Goods Administration listing. We believe this acquisition offers the opportunity to lead the development of renal denervation, augments our existing interventional therapies, and complements our catheter design and ablation technologies.

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

•

Continued acceptance of our CoreValve transcatheter heart valve technologies for the replacement of the aortic valve. CoreValve’s Percutaneous Revalving System has received CE Mark approval and is currently available outside the U.S. The CoreValve 31millimeter received CE Mark approval in the first quarter of fiscal year 2012 and we continue to expect CE Mark approval for our CoreValve 23 millimeter system in the second half of fiscal year 2012. Additionally, we continue to make progress on the CoreValve U.S. pivotal study; we expect to finish enrollment in the extreme risk arm by the end of the calendar year and the high risk arm by next summer. Also, we started our CoreValve pivotal trial in Japan during November 2011.

•

The divestiture of Physio-Control. On November 16, 2011, we entered into a definitive agreement with Bain Capital under which affiliates of Bain Capital will acquire Physio-Control and related entities for cash in a transaction valued at approximately $404 million excluding closing adjustments and potential earn-outs. The transaction is expected to close in the first quarter of calendar 2012, and is subject to certain regulatory and customary closing conditions.

Restorative Therapies Group

The Restorative Therapies Group is composed of the Spinal, Neuromodulation, Diabetes, and Surgical Technologies businesses. Products in the Restorative Therapies Group include products for various areas of the spine, bone graft substitutes, biologic products, implantable neurostimulation therapies and drug delivery devices for the treatment of chronic pain, movement disorders, obsessive-compulsive disorder (OCD), overactive bladder, urinary retention, fecal incontinence and gastroparesis, external insulin pumps, subcutaneous continuous glucose monitoring (CGM) systems, products to treat conditions of the ear, nose, and throat, and advanced energy products. Additionally, this group manufactures and sells primarily image-guided surgery and intra-operative imaging systems. The Restorative Therapies Group’s net sales for the three and six months ended October 28, 2011 were $1.925 billion and $3.768 billion, an increase of 6 percent for both periods when compared to the same periods in the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three and six months ended October 28, 2011 of approximately $42 million and $106 million, respectively, when compared to the same periods in the prior fiscal year. The Restorative Therapies Group’s growth for the three and six months ended October 28, 2011 was primarily a result of strong net sales in Diabetes and Surgical Technologies, as well as growth in Neuromodulation, partially offset by weaker net sales in Spinal. The Restorative Therapies Group’s performance was impacted by the recent launch of notable products, sales force expansion, the acquisitions of Salient and PEAK (not part of Surgical Technologies during the second quarter of fiscal year 2011), the continued macroeconomic downturn, continued increased payor scrutiny, competition, and the continued trend of increased hospital ownership of physician practices. See the more detailed discussion of each business’s performance below.

Spinal net sales for the three and six months ended October 28, 2011 were $839 million and $1.663 billion, a decrease of 1 percent for both periods when compared to the same periods in the prior fiscal year. Spinal’s performance for the three and six months ended October 28, 2011 was negatively impacted by the decline in sales of INFUSE Bone Graft, which declined 15 percent and 11 percent, respectively, and Kyphon Balloon Kyphoplasty (BKP), which declined 6 percent and 8 percent, respectively, over the same periods in the prior fiscal year. The decline in INFUSE Bone Graft sales was primarily driven by the June 2011 articles in The Spine Journal as further described below. The decline in BKP sales was due to the continued decrease in demand and competitive pricing pressures. Additionally, Spinal net sales for the three and six months ended October 28, 2011 were negatively impacted by a decrease in the number of Spinal procedures as certain patients are postponing elective procedures due to current macroeconomic and other factors, continued pricing pressures, and a challenging reimbursement environment in many of our major markets. Spinal’s negative performance was partially offset by growth from the ongoing launch of new product lines, including Solera, Vertex Select, and Atlantis Vision Elite cervical plates and from our acquisition of Osteotech, Inc. (Osteotech) during the third quarter of fiscal year 2011. Additionally, Spinal net sales were positively impacted by growth outside the U.S. including the benefit from the joint venture with Shandong Weigao Group Medical Polymer Company Limited (Weigao). The joint venture distributes Medtronic’s spinal products in the premium segment and Weigao’s spinal and orthopedic products in the value and economic segment in China.

Neuromodulation net sales for the three and six months ended October 28, 2011 were $421 million and $818 million, an increase of 9 percent and 8 percent, respectively, over the same periods in the prior fiscal year. The increase in net sales for the three and six months ended October 28, 2011 was primarily due to the growth of Activa PC and RC deep brain stimulation (DBS) systems for movement disorders, InterStim Therapy for overactive bladder, urinary retention, and bowel control, and Synchromed II drug pumps.

Diabetes net sales for the three and six months ended October 28, 2011 were $367 million and $722 million, an increase of 13 percent for both periods when compared to the same periods in the prior fiscal year. The increase in net sales for the three and six months ended October 28, 2011 was led by international sales growth of 23 percent and 26 percent, respectively, over the same periods in the prior fiscal year. For the three and six months ended October 28, 2011 net sales growth was the result of continued demand in certain markets outside the U.S. for our MiniMed Paradigm Veo System (Veo) and our recently launched Enlite sensor. In addition, the MiniMed Revel System (Revel) contributed to the growth in the U.S. market. We also saw a significant increase in CGM sales worldwide.

Surgical Technologies net sales for the three and six months ended October 28, 2011 were $298 million and $565 million, an increase of 22 percent and 18 percent, respectively, over the same periods in the prior fiscal year. The increase in net sales for the three and six months ended October 28, 2011 was driven by strong performance worldwide across the portfolio of ENT, Power Systems, and Navigation product lines, as well as growth across capital equipment, disposables, and service. Additionally, net sales for the three and six months ended October 28, 2011 were positively impacted by the acquisitions of Salient and PEAK that were acquired in the second quarter of fiscal year 2012.

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

•

Market acceptance of innovative new products, including the Vertex Select product line, which was launched in the first quarter of fiscal year 2011, and our new Solera product line. During the fourth quarter of fiscal year 2011, we ramped up our launch of the Solera 4.75 system with a full market release. Additionally, in the second quarter of fiscal year 2012 we had a limited launch of Solera Sextant, our minimally invasive product and later this fiscal year we plan to roll out Solera 5.5/6.0 to address the complex/deformity segment, as well as POWEREASE, a powered instrument solution for Solera.

•

Continued acceptance of our BKP technology. We believe worldwide growth continues to be negatively impacted by the vertebroplasty articles in the August 2009 New England Journal of Medicine. In addition, two new competitors entered the U.S. marketplace in fiscal year 2011 and we anticipate additional competitors to enter in the future.

•

Market acceptance of new high pressure BKP balloons and syringes, curettes, and fixation materials in the Spinal business, which were launched in fiscal year 2011. We expect a positive impact over time from the improvement in certain international markets, such as Japan. Market growth potential in Japan will be dependent upon additional investment and development by market participants. We remain focused on generating evidence to support the clinical and economic benefits for BKP. Additionally, we launched the Xpander II balloon late in the first quarter of fiscal year 2012.

•	Expected future growth opportunities in our Biologics business, driven by our acquisition of Osteotech, which closed in the third quarter of fiscal year 2011.

•

We continue to seek the FDA’s approval to market our new bone graft product, AMPLIFY rhBMP-2 Matrix (AMPLIFY) for single-level, posterolateral spinal fusion procedures in patients with degenerative disc disease. In the third quarter of fiscal year 2011, the FDA sent us a letter advising that the FDA was not able to approve AMPLIFY at that time without additional information from us. In a letter dated December 2,2011, the agency upheld its initial decision but invited us to submit further information in support of the application. We remain in active dialogue with the FDA to address its issues and are hopeful that the FDA will ultimately approve AMPLIFY.

•

Sales growth was negatively impacted from the June 2011 articles in The Spine Journal and by inquiries from governmental authorities, relating to our INFUSE Bone Graft product. The Spine Journal articles suggested that some physicians’ peer-reviewed studies may have underreported complications and adverse events associated with INFUSE. These articles did not question the integrity of the data provided by Medtronic to the FDA for product approval or the disclosure of safety issues on the product’s Instructions for Use for approved indications. However, because questions have been raised about the peer-reviewed literature, we announced in August 2011 that we have given a grant to Yale University to oversee two independent, systematic reviews of all INFUSE-related clinical data. We expect results of the reviews to be concluded in the next fiscal year and we will make all of the INFUSE clinical data and results available to medical researchers. INFUSE Bone Graft global net sales have declined approximately 15 percent as reported in the second quarter of fiscal year 2012.

•

Continued and future acceptance of our current indications for Medtronic DBS Therapy for the treatment of movement disorders, Epilepsy (approved in Europe) and OCD. The DBS Therapy portfolio includes Activa PC, our small and advanced primary cell battery, and Activa RC, a rechargeable DBS device. Additionally, Activa SC was approved in the U.S. and Europe in fiscal year 2011.

•

Continued acceptance of InterStim Therapy for the treatment of the symptoms of overactive bladder, urinary retention, and bowel control. InterStim Therapy for Bowel Control is approved in Europe and launched in the U.S. during the first quarter of fiscal year 2012.

•	Future and continued acceptance of the RestoreSensor, which is currently available in certain international markets and was approved by the FDA in the third quarter of fiscal year 2012.

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

•

Integration of Salient into our Surgical Technologies business. Salient was acquired on August 31, 2011. Salient develops and markets devices for haemostatic sealing of soft tissue and bone incorporating advanced energy technology. Salient’s devices are used in a variety of surgical procedures including orthopedic surgery, spine, open abdominal, and thoracic procedures. We believe this acquisition should increase our competitive position in this market.

•

Integration of PEAK into our Surgical Technologies business. PEAK was acquired on August 31, 2011. PEAK develops and markets tissue dissection devices incorporating advanced energy technology. PEAK’s PlasmaBlade tissue dissection device is based on proprietary technology that represents an important advance in radiofrequency surgical technologies. We believe this acquisition should increase our competitive position in this market.

•	Continued acceptance of the Surgical Technologies StealthStation S7 and O-Arm Imaging Systems, especially with Synergy Spine 2.0 and the O-Arm 3.1.2.

•	Market acceptance of the Surgical Technologies NIM 3.0 Nerve Monitoring System.

COSTS AND EXPENSES

The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended		Six months ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Cost of products sold	24.5%	24.6%	24.7%	24.2%
Research and development	9.2	9.6	9.2	9.7
Selling, general, and administrative	34.8	35.1	34.8	35.2
Certain litigation charges, net	—	7.1	—	3.6
Acquisition-related items	(0.4)	0.6	—	0.5
Amortization of intangible assets	2.1	2.2	2.1	2.2
Other expense (income)	3.4	(0.2)	3.1	(0.6)
Interest expense, net	0.9	1.7	0.9	1.8

Cost of Products Sold

Cost of products sold for the three and six months ended October 28, 2011, as a percent of net sales, decreased 0.1 of a percentage point for the three months ended October 28, 2011 to 24.5 and increased 0.5 of a percentage point for the six months ended October 28, 2011 to 24.7. Cost of products sold as a percent of net sales in the three months ended October 28, 2011 was positively impacted by 0.6 of a percentage point of favorable currency impact partially offset by 0.4 of a percentage point of unfavorable spending impact primarily driven by unfavorable manufacturing variances and manufacturing support and by 0.1 of a percentage point unfavorable variance due to a shift in certain product mix. Cost of products sold as a percent of net sales in the six months ended October 28, 2011 was negatively impacted by 0.8 of a percentage point of unfavorable manufacturing spending impact primarily driven by unfavorable manufacturing variances, obsolescence, and manufacturing support and 0.3 of a percentage point of unfavorable variance due to a shift in certain product mix, partially offset by 0.6 of a percentage point of favorable currency impact. During fiscal year 2011 we achieved our five-year broad initiative to reduce our cost of products sold by $1 billion. As we continue to execute on our long-term broad initiative to reduce our cost of products sold, we recently announced a challenging program to reduce cost of products sold by 25 percent over the following five years.

Research and Development

Consistent with prior periods, we have continued to invest in new technologies to drive long-term future growth by spending aggressively on research and development efforts. For the three and six months ended October 28, 2011, research and development spending was $379 million and $750 million, or 9.2 percent of net sales for both periods. For the three and six months ended October 28, 2011, research and development decreased 0.4 and 0.5 of a percentage point, respectively, as compared to the same periods of the prior fiscal year.

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

Selling, General, and Administrative

Selling, general, and administrative expense for the three and six months ended October 28, 2011 was $1.437 billion and $2.845 billion, respectively, which as a percent of net sales decreased by 0.3 and 0.4 of a percentage point, respectively, to 34.8 percent for both periods, as compared to the same periods of the prior fiscal year. For the three and six months ended October 28, 2011, selling, general, and administrative expense was positively impacted by our continued focus on several initiatives to leverage our expenses while continuing to invest in new product launches and adding to our sales force in faster growing businesses and geographies. The impact of these initiatives was partially offset in the second quarter of fiscal year 2012 by incremental bad debt expense in our Diabetes business and in Italy.

Certain Litigation Charges, Net, Acquisition-Related Items, and Restructuring Charges

Certain litigation charges, net and acquisition-related items for the three and six months ended October 28, 2011 and October 29, 2010 were as follows:

	Three months ended		Six months ended
(in millions)	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Certain litigation charges, net	$—	$279	$—	$279
Acquisition-related items	(17)	24	(4)	39
Net tax impact of certain litigation charges, net and acquisition-related items	(2)	(9)	(4)	(13)
Total certain litigation charges, net and acquisition-related items, net of tax	$(19)	$294	$(8)	$305

Certain Litigation Charges, Net

We classify material litigation reserves and gains recognized as certain litigation charges, net. During the three and six months ended October 28, 2011, there were no certain litigation charges, net.

During the three months ended October 29, 2010, we recorded certain litigation charges, net of $279 million related primarily to a settlement involving the Sprint Fidelis family of defibrillation leads and an accounting charge for Other Matters litigation. The Sprint Fidelis settlement related to the resolution of certain outstanding product liability litigation related to the Sprint Fidelis family of defibrillation leads that were subject to a field action announced October 15, 2007. The parties subsequently reached an adjusted settlement agreement to pay a total of $221 million to resolve over 14,000 filed and unfiled claims.

During the first quarter of fiscal year 2011, there were no certain litigation charges, net.

Acquisition-Related Items

During the three months ended October 28, 2011, we recorded income from acquisition-related items of $17 million. In connection with the acquisitions of Salient and PEAK, we recognized gains of $32 million and $6 million, respectively, on our previously held investments. In connection with these acquisitions, we began to assess and formulate a plan for the elimination of duplicative positions and the termination of certain contractual obligations. As a result, we incurred approximately $5 million of certain acquisition-related costs, which include legal fees, severance costs, change in control costs, and contract termination costs. Additionally, we recorded $9 million related to the change in fair value of contingent milestone payments associated with acquisitions subsequent to April 29, 2009 and $7 million related to transaction costs associated with the pending divestiture of the Physio-Control business. These amounts are included within acquisition-related items in the condensed consolidated statement of earnings.

During the three months ended October 29, 2010, we recorded expense from acquisition-related items of $24 million related to the acquisition of ATS Medical. In connection with this acquisition, we began to assess and formulate a plan for the elimination of duplicative positions and the termination of certain contractual obligations. As a result, we incurred approximately $24 million of certain acquisition-related costs, which include acquisition-related legal fees and severance costs, change in control costs, and contract termination costs which were recorded within acquisition-related items in the condensed consolidated statement of earnings.

During the six months ended October 28, 2011, we recorded income from acquisition-related items of $4 million. In connection with the acquisitions of Salient and PEAK, we recognized gains of $32 million and $6 million, respectively, on our previously held investments. In connection with these acquisitions, we began to assess and formulate a plan for the elimination of duplicative positions and the termination of certain contractual obligations. As a result, we incurred approximately $5 million of certain acquisition-related costs, which include legal fees, severance costs, change in control costs, and contract termination costs. Additionally, we recorded $17 million related to the change in fair value of contingent milestone payments associated with acquisitions subsequent to April 29, 2009 and $12 million related to transaction costs associated with the pending divestiture of the Physio-Control business. These amounts are included within acquisition-related items in the condensed consolidated statement of earnings.

During the six months ended October 29, 2010, we incurred expense of $39 million from acquisition-related items. In addition to the certain acquisition related costs incurred in conjunction with the acquisition of ATS, we recorded an IPR&D charge related to a milestone payment under the existing terms of a royalty bearing, non-exclusive patent cross-licensing agreement with NeuroPace, Inc. Product commercialization related to this technology had not yet been achieved. As a result, in accordance with authoritative guidance, the payments for these transactions were immediately expensed as IPR&D since technological feasibility had not yet been reached and such technology has no future alternative use. This amount was recorded within acquisition-related items in the condensed consolidated statement of earnings.

Restructuring

During the three and six months ended October 28, 2011, we did not incur any restructuring charges.

Fiscal Year 2011 Initiative

In the fourth quarter of fiscal year 2011, we recorded a $272 million restructuring charge, which consisted of employee termination costs of $177 million, asset write-downs of $24 million, contract termination fees of $45 million, and other related costs of $26 million. The fiscal year 2011 initiative was designed to restructure the business to align its cost structure to current market conditions and continue to position us for long-term sustainable growth in emerging markets and new technologies. Included in the $177 million of employee termination costs were severance and the associated costs of continued medical benefits and outplacement services, as well as $15 million of incremental defined benefit pension and post-retirement related expenses for employees that accepted voluntary early retirement packages. Of the $24 million of asset write-downs, $11 million related to inventory write-offs of discontinued product lines and production-related asset impairments, and therefore, was recorded within cost of products sold in the consolidated statement of earnings. Additionally, included in the other related costs was a $19 million intangible asset impairment related to the discontinuance of a product line within the CardioVascular business.

In connection with the fiscal year 2011 initiative, as of the end of the fourth quarter of fiscal year 2011, we had identified approximately 2,100 net positions for elimination to be achieved through voluntary early retirement packages offered to employees, voluntary separation, and involuntary separation. Of the 2,100 net positions identified, approximately 1,700 positions have been eliminated as of October 28, 2011. The fiscal year 2011 initiative is scheduled to be substantially complete by the end of the fourth quarter of fiscal year 2012 and is expected to produce annualized operating savings of approximately $225 to $250 million. These savings will arise mostly from reduced compensation expense.

Amortization of Intangible Assets

Amortization of intangible assets includes the amortization expense of our definite lived intangible assets consisting of patents, trademarks, tradenames, purchased technology, and other intangible assets. For the three and six months ended October 28, 2011, amortization expense was $86 million and $174 million, respectively, as compared to $85 million and $167 million for the same periods of the prior fiscal year. The $1 million and $7 million increases, respectively, in amortization expense for the three and six months ended October 28, 2011 are primarily due to intellectual property purchased in conjunction with the fiscal year 2011 acquisitions of Osteotech, Ardian, and Jolife AB and the second quarter fiscal year 2012 acquisitions of Salient and PEAK, partially offset by certain intangible assets that became fully amortized, thereby reducing ongoing amortization expense. In addition, the acquisition of ATS Medical in August 2010 contributed to the increase for the six months ended October 28, 2011.

Other Expense (Income)

Other expense (income) includes royalty income and expense, realized equity security gains and losses, realized foreign currency transactions and derivative gains and losses, impairment charges on equity securities, and the Puerto Rico excise tax. For the three and six months ended October 28, 2011, other expense was $142 million and $251 million, respectively, compared to income of $9 million and $44 million, respectively, for the same periods in the prior fiscal year. The increase in expense of $151 million for the three months ended October 28, 2011 was primarily due to the impact of foreign currency gains and losses. Total foreign currency losses recorded in other expense (income) for the second quarter of fiscal year 2012 were $84 million compared to gains of $48 million in the same period of the prior fiscal year. Also contributing to the increase in expense was $28 million related to a Puerto Rico excise tax for fiscal year 2012, which was substantially offset by a corresponding tax benefit which was recorded within provision for income taxes in the condensed consolidated statement of earnings. The increase in expense of $295 million for the six months ended October 28, 2011 was primarily due to the impact of foreign currency gains and losses. Total foreign currency losses recorded in the six months ended October 28, 2011 were $148 million compared to gains of $102 million in the same period of the prior fiscal year. Also contributing to the year-over-year increase in expense was $56 million related to a Puerto Rico excise tax for fiscal year 2012, which was substantially offset by a corresponding tax benefit which was recorded within provision for income taxes in the condensed consolidated statement of earnings.

Interest Expense, Net

Interest expense, net includes interest earned on our cash and cash equivalents, short- and long-term investments, interest paid on our borrowings, amortization of debt issuance costs and debt discounts, the net realized and unrealized gain or loss on trading securities, changes in the fair value of interest rate derivative instruments, and the net realized gain or loss on the sale or impairment of available-for-sale debt securities. For the three and six months ended October 28, 2011, we had interest expense, net of $38 million and $70 million, respectively, compared to interest expense, net of $67 million and $141 million for the same periods of the prior fiscal year. The decreases in interest expense, net during the three and six months ended October 28, 2011 were primarily the result of decreased interest expense due to lower interest rates on our outstanding debt in comparison to fiscal year 2011 and reduced debt discount amortization because we repaid $2.200 billion of Senior Convertible Notes in April 2011. Additionally, interest income for the six months ended October 28, 2011 increased since we have over $1.5 billion more of long-term investments in comparison to the same period of fiscal year 2011 as we continue to reinvest a portion of our cash and investment portfolio into securities with longer maturities to take advantage of higher interest rates.

INCOME TAXES

	Three months ended		Six months ended
(dollars in millions)	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
Provision for income taxes	$182	$186	$383	$396
Effective tax rate	17.28%	24.77%	18.46%	22.10%
Impact of certain litigation charges, net and acquisition-related items	0.62	(6.31)	0.27	(2.73)
Non-GAAP nominal tax rate (1)	17.90%	18.46%	18.73%	19.37%

(1)

Non-GAAP nominal tax rate is defined as the income tax provision as a percentage of earnings before income taxes, excluding certain litigation charges, net, and acquisition-related items. We believe that the resulting non-GAAP financial measure provides useful information to investors because it excludes the effect of these discrete items so that investors can compare our recurring results over multiple periods. Investors should consider this non-GAAP measure in addition to, and not as a substitute for, financial performance measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP financial measure may not be the same as similar measures presented by other companies.

Our effective tax rate for the three and six months ended October 28, 2011 was 17.28 percent and 18.46 percent, respectively, compared to 24.77 percent and 22.10 percent, respectively, from the same periods of the prior fiscal year. The decrease in our effective tax rate for the three and six months ended October 28, 2011 was primarily due to the impact of certain litigation charges, net, acquisition related items, and a tax benefit related to a Puerto Rico excise tax, which substantially offsets the corresponding excise tax recorded within other expense, net in the condensed consolidated statement of earnings. Our non-GAAP nominal tax rate for the three and six months ended October 28, 2011 was 17.90 percent and 18.73 percent, respectively, compared to 18.46 percent and 19.37 percent for the same periods of the prior fiscal year. The decrease in the Company’s non-GAAP nominal tax rate for the three and six months ended October 28, 2011 as compared to the same periods of the prior fiscal year was mainly due to the tax benefit related to a Puerto Rico excise tax, the tax benefits derived from the resolution of certain income tax audits, finalization of certain tax returns, and changes to uncertain tax position reserves, which are partially offset by the tax benefit from foreign dividend distributions.

Tax audits associated with the allocation of income, and other complex issues, may require an extended period of time to resolve and may result in income tax adjustments if changes to our allocation are required between jurisdictions with different tax rates. Tax authorities periodically review our tax returns and propose adjustments to our tax filings. The Internal Revenue Service (IRS) has settled its audits with us for all years through fiscal year 2004. Tax years settled with the IRS may remain open for foreign tax audits and competent authority proceedings. Competent authority proceedings are a means to resolve intercompany pricing disagreements between countries.

In September 2005, the IRS issued its audit report for fiscal years 2000, 2001, and 2002. In addition, the IRS issued its audit report for fiscal years 2003 and 2004 in March 2007. During October 2011, we reached agreement with the IRS on all remaining final proposed adjustments for fiscal years 2000 through 2004.

In March 2009, the IRS issued its audit report for fiscal years 2005 and 2006. We have reached agreement with the IRS on some but not all matters. The unresolved significant issues that remain outstanding relate to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of our key manufacturing sites, as well as the timing of the deductibility of a settlement payment. On December 23, 2010, the IRS issued a statutory notice of deficiency with respect to the remaining issues. We filed a Petition with the U.S. Tax Court on March 21, 2011 objecting to the deficiency.

In October 2011, the IRS issued its audit report for fiscal years 2007 and 2008. We reached agreement with the IRS on some but not all matters related to these fiscal years. The significant issues that remain unresolved relate to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary in Puerto Rico, and proposed adjustments associated with the tax effects of our acquisition of Kyphon. Associated with the Kyphon acquisition, we entered into an intercompany transaction whereby the Kyphon U.S. tangible assets were sold to another wholly-owned subsidiary in a taxable transaction. The IRS has disagreed with our valuation and proposed that all U.S. goodwill, the value of the ongoing business, and the value of the workforce in place be included in the tangible asset sale. We disagree that such items were sold, as well as with the IRS valuation of these items.

Our reserve for the uncertain tax positions related to these significant unresolved matters with the IRS, described above, is subject to a high degree of estimation and management judgment. Resolution of these significant unresolved matters, or positions taken by the IRS or foreign tax authorities during future tax audits, could have a material impact on our financial results in future periods. We continue to believe that our reserves for uncertain tax positions are appropriate and have meritorious defenses for our tax filings and will vigorously defend them during the audit process, appellate process, and through litigation in courts, as necessary.

See Note 14 to the condensed consolidated financial statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

(dollars in millions)	October 28, 2011	April 29, 2011
Working capital	$4,280	$4,403
Current ratio*	1.9:1.0	1.9:1.0
Cash, cash equivalents, and short-term investments	$2,166	$2,428
Long-term investments in debt, marketable equity and trading securities**	6,182	5,464
Total	$8,348	$7,892
Short-term borrowings and long-term debt	$10,272	$9,835
Net cash position***	$(1,924)	$(1,943)

*	Current ratio is the ratio of current assets to current liabilities.
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

As of October 28, 2011, we believe our strong balance sheet and liquidity provide us with flexibility in the future. We believe our existing cash and investments, as well as our $2.250 billion syndicated credit facility and related commercial paper program ($1.750 billion of commercial paper outstanding as of October 28, 2011), will satisfy our foreseeable working capital requirements for at least the next 12 months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions. At October 28, 2011, our Standard and Poor’s Ratings Group and Moody’s Investors Service ratings remain unchanged as compared to the fiscal year ended April 29, 2011 with long-term debt ratings of AA- and A1, respectively, and strong short-term debt ratings of A-1+ and P-1, respectively.

Our net cash position in the second quarter of fiscal year 2012 increased slightly as compared to the fiscal year ended April 29, 2011. See the “Summary of Cash Flows” section of this management’s discussion and analysis for further information.

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

A significant amount of our earnings occur outside the U.S., and are deemed to be permanently reinvested in non-U.S. subsidiaries, resulting in a majority of our cash, cash equivalents, and investments being held by such non-U.S. subsidiaries. As of October 28, 2011 and April 29, 2011, approximately $7.755 billion and $7.215 billion, respectively, of cash, cash equivalents, short-and long-term investments, and marketable debt and equity securities were held by our non-U.S. subsidiaries. These funds are available for use by our worldwide operations; however, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would generally be subject to U.S. tax. As a result, we continue to accumulate earnings overseas for investment outside of the U.S. and to use cash generated from U.S. operations and short- and long-term borrowings to meet our U.S. cash needs. Should we require more capital in the U.S. than is generated by our domestic operations, we could elect to repatriate earnings from our non-U.S. subsidiaries or raise additional capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or other dilution of our earnings.

Long-term investments at October 28, 2011 also include $163 million of cash invested in government securities held in an indemnification trust established for self-insurance coverage for our directors and officers. These investments are restricted and can only be used to indemnify or advance expenses related to claims against our directors and/or officers.

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

For the three and six months ended October 28, 2011, other-than-temporary impairment losses on available-for-sale debt securities were $1 million and $3 million, respectively, of which $1 million and $2 million, respectively, were recognized in other comprehensive income resulting in an amount less than $1 million and $1 million, respectively, of charges being recognized in earnings. In determining this other-than-temporary impairment loss, U.S. GAAP specifies that we consider a variety of factors, including the quality and estimated value of the underlying credit support for our holdings and the financial condition and credit rating of the issuer in estimating the credit loss portion of other-than-temporary impairment losses. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recorded all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. However, as of October 28, 2011, we have $68 million of gross unrealized losses on our aggregate short-term and long-term available-for-sale debt securities of $7.092 billion; if market conditions deteriorate, some of these holdings may experience other-than-temporary impairment losses in the future which could have a material impact on our financial results. Management is required to use estimates and assumptions in its valuation of our investments, which requires a high degree of judgment, and therefore actual results could differ materially from those estimates. See Note 7 to the condensed consolidated financial statements for additional information regarding fair value measurements.

SUMMARY OF CASH FLOWS

	Six months ended
(in millions)	October 28, 2011	October 29, 2010
Cash provided by (used in):
Operating activities	$2,238	$1,703
Investing activities	(1,756)	(1,439)
Financing activities	(782)	(427)
Effect of exchange rate changes on cash and cash equivalents	(34)	19
Net change in cash and cash equivalents	$(334)	$(144)

Operating Activities

Our net cash provided by operating activities was $2.238 billion for the six months ended October 28, 2011 compared to $1.703 billion provided by operating activities for the six months ended October 29, 2010. The $535 million increase in net cash provided by operating activities was primarily attributable to a $512 million change in other operating assets and liabilities largely resulting from an increase in accrued income taxes during the six months ended October 28, 2011, compared to the six months ended October 29, 2010.

Investing Activities

Our net cash used in investing activities was $1.756 billion for the six months ended October 28, 2011 compared to $1.439 billion used in investing activities for the six months ended October 29, 2010. The $317 million increase in net cash used for investing activities in the six months ended October 28, 2011 was primarily related to an increase in net cash used for purchases and sales of marketable securities for the six months ended October 28, 2011, compared to the six months ended October 29, 2010.

Financing Activities

Our net cash used in financing activities was $782 million for the six months ended October 28, 2011 compared to $427 million used in financing activities for the six months ended October 29, 2010. The $355 million increase in net cash used in financing activities was primarily attributable to a decrease in cash provided by short-term borrowings, net, partially offset by decreases in payments of long-term debt and repurchases of common stock for the six months ended October 28, 2011, compared to the six months ended October 29, 2010.

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

We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, or cash flows. Presented below is a summary of contractual obligations and other minimum commercial commitments as of October 28, 2011. See Note 8 to the condensed consolidated financial statements for additional information regarding long-term debt. Additionally, see Note 14 to the condensed consolidated financial statements for additional information regarding accrued income tax obligations, which are not reflected in the table below.

	Maturity by Fiscal Year
(in millions)	Total	Remaining 2012	2013	2014	2015	2016	Thereafter
Contractual obligations related to off-balance sheet arrangements:
Operating leases (1)	$344	$69	$91	$66	$42	$28	$48
Inventory purchases (2)	224	82	104	24	11	—	3
Commitments to fund minority investments/contingent acquisition consideration (3)	277	15	124	10	89	13	26
Interest payments (4)	2,584	143	286	250	225	173	1,507
Other (5)	174	64	38	35	17	3	17
Total	$3,603	$373	$643	$385	$384	$217	$1,601

Contractual obligations reflected in the balance sheet:
Long-term debt, including current portion (6)	$8,077	$17	$2,210	$550	$1,250	$1,100	$2,950
Capital leases	33	2	2	1	1	2	25
Total	$8,110	$19	$2,212	$551	$1,251	$1,102	$2,975

(1)	Certain leases require us to pay real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These future costs are not included in the schedule above.

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

(4)

Interest payments in the table above reflect the contractual interest payments on our outstanding debt, and exclude the impact of the debt discount amortization on the Senior Convertible Notes and impact of interest rate swap agreements. See Note 8 to the condensed consolidated financial statements for additional information regarding our debt agreements.

(5)	These obligations include certain research and development arrangements.
(6)

Long-term debt in the table above includes the $1.000 billion of 2011 Senior Notes, $3.000 billion of 2010 Senior Notes, $1.250 billion of 2009 Senior Notes, $2.200 billion of Senior Convertible Notes, $600 million of 2005 Senior Notes, and certain bank borrowings. The table above excludes the debt discount, the fair value impact of outstanding interest rate swap agreements, and the unamortized gains from terminated interest rate swap agreements. See Notes 8 and 9 to the condensed consolidated financial statements for additional information regarding the interest rate swap agreements.

DEBT AND CAPITAL

Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of total interest-bearing debt and equity was 38 percent as of October 28, 2011 and April 29, 2011.

Share Repurchase Program

In June 2009 and June 2011, our Board of Directors authorized the repurchase of up to 60 million and 75 million shares of our common stock, respectively.

As part of our focus on returning value to our shareholders, shares are repurchased from time to time. During the three and six months ended October 28, 2011, we repurchased approximately 5.9 million and 15.4 million shares, respectively, at an average price per share of $33.92 and $38.89, respectively. As of October 28, 2011, we had approximately 80.3 million shares remaining under current buyback authorizations approved by the Board of Directors.

Financing Arrangements

We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs. Short-term debt, including the current portion of our long-term debt and capital lease obligations, as of October 28, 2011, was $2.050 billion compared to $1.723 billion as of April 29, 2011. We utilize a combination of Contingent Convertible Debentures (the Debentures), Senior Convertible Notes, and Senior Notes to meet our long-term financing needs. Long-term debt as of October 28, 2011 was $8.222 billion compared to $8.112 billion as of April 29, 2011. In September 2011, we redeemed the Debentures for cash equal to 100% of the principal amount plus accrued interest. For more information on our financing arrangements, see Note 8 to the condensed consolidated financial statements.

Credit Arrangements and Debt Ratings

We have committed and uncommitted lines of credit with various banks. The existing committed lines of credit include a four-year $2.250 billion syndicated credit facility dated December 9, 2010 that will expire on December 9, 2014 (Credit Facility). The Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase its capacity by an additional $500 million at any time during the four-year term. As of October 28, 2011 and April 29, 2011, no amounts were outstanding on the committed lines of credit.

We maintain a commercial paper program that allows us to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of October 28, 2011 and April 29, 2011, outstanding commercial paper totaled $1.750 and $1.500 billion, respectively. During the three and six months ended October 28, 2011, the weighted average original maturity of the commercial paper outstanding was approximately 107 days for both periods, and the weighted average interest rate was 0.17 percent and 0.18 percent, respectively. The issuance of commercial paper reduces the amount of credit available under our existing lines of credit.

In connection with the issuance of the Contingent Convertible Debentures, 2011 Senior Notes, 2010 Senior Notes, 2009 Senior Notes, 2005 Senior Notes, Senior Convertible Notes, and commercial paper, Standard and Poor’s Ratings Group and Moody’s Investors Service issued debt ratings of AA- and A1, respectively, and strong short-term debt ratings of A-1+ and P-1, respectively. These ratings remain unchanged as compared to the fiscal year ended April 29, 2011. For more information on credit arrangements, see Note 8 to the condensed consolidated financial statements.

OPERATIONS OUTSIDE OF THE UNITED STATES

The table below illustrates U.S. net sales versus net sales outside the U.S. for the three and six months ended October 28, 2011 and October 29, 2010:

	Three months ended		Six months ended
(in millions)	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010
U.S. net sales	$2,300	$2,295	$4,506	$4,524
Non-U.S. net sales	1,832	1,608	3,675	3,153
Total net sales	$4,132	$3,903	$8,181	$7,677

For the three and six months ended October 28, 2011, consolidated net sales outside the U.S. grew 14 percent and 17 percent, respectively, over the same periods of the prior fiscal year. Foreign currency had a favorable impact of $123 million and $309 million on net sales during the three and six months ended October 28, 2011, respectively. For the three and six months ended October 28, 2011, our performance outside the U.S. was impacted by strong net sales across our Restorative Therapies Group and CardioVascular businesses. Our net sales outside of the U.S. were also positively impacted by strong growth in emerging markets.

Net sales outside the U.S. are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. However, a significant amount of our trade receivables are with hospitals that are dependent upon governmental health care systems in many countries. The current economic conditions in many foreign countries, particularly the recent deterioration of conditions in Portugal, Italy, Greece, and Spain, have increased, and may continue to increase, the average length of time it takes to collect on our outstanding accounts receivable in these countries. We continue to monitor the creditworthiness of customers located in these and other geographic areas. Although we do not currently foresee a significant credit risk associated with these receivables, repayment is dependent upon the financial stability of the economies of those countries. During the three and six months ended October 28, 2011, we concluded that collectability was not reasonably assured for approximately $7 million and $14 million of revenue transactions with certain Greece distributors, respectively, and thus deferred revenue until all revenue recognition criteria are met in the future. Outstanding receivables from customers outside the U.S. totaled $2.408 billion as of October 28, 2011, or 61 percent of total outstanding accounts receivable, and $2.345 billion as of April 29, 2011, or 60 percent of total outstanding accounts receivable.

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

We had foreign exchange rate derivative contracts outstanding in notional amounts of $5.226 and $6.834 billion as of October 28, 2011 and April 29, 2011, respectively. At October 28, 2011, these contracts were in an unrealized loss position of $139 million. A sensitivity analysis of changes in the fair value of all foreign currency exchange rate derivative contracts at October 28, 2011 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by $499 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our fixed-to-floating interest rate swap agreements. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10 percent change in short-term interest rates, compared to interest rates as of October 28, 2011, indicates that the fair value of these instruments would correspondingly change by $29 million.

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

Item 1A. Risk Factors

In addition to the risk factor set forth below and the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our fiscal year 2011 Annual Report filed on Form 10-K, which could materially affect our business, financial condition, or future results.

We are increasingly dependent on sophisticated information technology and if we fail to properly maintain the integrity of our data or if our products do not operate as intended, our business could be materially affected.

The Company is increasingly dependent on sophisticated information technology for its products and infrastructure. As a result of technology initiatives, recently enacted regulations, changes in our system platforms and integration of new business acquisitions, we have been consolidating and integrating the number of systems we operate and have upgraded and expanded our information systems capabilities. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect patient and customer information, and changing customer patterns. In addition, third parties may attempt to hack into our products or systems and may obtain data relating to patients with our products or the Company’s proprietary information. If we fail to maintain or protect our information systems and data integrity effectively, we could lose existing customers, have difficulty attracting new customers, have problems in determining product cost estimates and establishing appropriate pricing, have difficulty preventing, detecting and controlling fraud, have disputes with customers, physicians and other health care professionals, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences. There can be no assurance that our process of consolidating the number of systems we operate, upgrading and expanding our information systems capabilities, protecting and enhancing our systems and developing new systems to keep pace with continuing changes in information processing technology will be successful or that additional systems issues will not arise in the future. Any significant breakdown, intrusion, interruption, corruption or destruction of these systems, as well as any data breaches, could have a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the shares repurchased by the Company during the second quarter of fiscal year 2012:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
7/30/11-8/26/11	4,814,600	$33.82	4,814,600	81,375,759
8/27/11-9/30/11	1,081,200	34.36	1,081,200	80,294,559
10/1/11-10/28/11	—	—	—	80,294,559
Total	5,895,800	$33.92	5,895,800	80,294,559

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

Medtronic, Inc.
(Registrant)

Date: December 7, 2011	/s/ Omar Ishrak
Omar Ishrak
Chairman and Chief Executive Officer

Date: December 7, 2011	/s/ Gary L. Ellis
Gary L. Ellis
Senior Vice President and Chief Financial Officer