Form 10-Q
period 2012-01-27
MEDTRONIC INC
filed 2012-03-07
CIK 64670

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 27, 2012

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
Yes   ☐     No   ☒

Shares of common stock, $.10 par value, outstanding on March 2, 2012: 1,040,590,542

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended		Nine months ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
	(in millions, except per share data)
Net sales	$3,918	$3,857	$11,887	$11,341

Costs and expenses:
Cost of products sold	931	934	2,842	2,693
Research and development expense	364	362	1,097	1,087
Selling, general, and administrative expense	1,371	1,367	4,161	4,023
Certain litigation charges, net	—	13	—	292
Acquisition-related items	15	(39)	(1)	—
Amortization of intangible assets	84	86	255	252
Other expense	67	67	316	18
Interest expense, net	33	70	103	210
Total costs and expenses	2,865	2,860	8,773	8,575

Earnings from continuing operations before income taxes	1,053	997	3,114	2,766

Provision for income taxes	208	84	587	472

Earnings from continuing operations	845	913	2,527	2,294

Discontinued operations, net of tax:
Earnings from operations of Physio-Control	15	11	32	26
Physio-Control divestiture-related costs	(9)	—	(17)	—
Deferred income tax benefit on sale	84	—	84	—
Earnings from discontinued operations	90	11	99	26

Net earnings	$935	$924	$2,626	$2,320

Basic earnings per share:
Earnings from continuing operations	$0.80	$0.85	$2.39	$2.12
Net earnings	$0.89	$0.86	$2.48	$2.15
Diluted earnings per share:
Earnings from continuing operations	$0.80	$0.85	$2.37	$2.12
Net earnings	$0.88	$0.86	$2.47	$2.14

Basic weighted average shares outstanding	1,054.4	1,073.9	1,058.5	1,079.8
Diluted weighted average shares outstanding	1,060.2	1,077.9	1,064.1	1,083.5

Cash dividends declared per common share	$0.2425	$0.2250	$0.7275	$0.6750

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 27, 2012	April 29, 2011
	(in millions, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$1,190	$1,382
Short-term investments	1,155	1,046
Accounts receivable, less allowances of $102 and $96, respectively	3,665	3,761
Inventories	1,819	1,619
Deferred tax assets, net	605	586
Prepaid expenses and other current assets	624	561
Assets held for sale	250	258

Total current assets	9,308	9,213

Property, plant, and equipment	5,757	5,732
Accumulated depreciation	(3,277)	(3,244)
Property, plant, and equipment, net	2,480	2,488

Goodwill	9,915	9,520
Other intangible assets, net	2,713	2,725
Long-term investments	7,096	6,116
Other assets	399	362

Total assets	$31,911	$30,424

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$1,972	$1,723
Accounts payable	491	495
Accrued compensation	796	874
Accrued income taxes	266	50
Other accrued expenses	948	1,489
Liabilities held for sale	89	88

Total current liabilities	4,562	4,719

Long-term debt	8,248	8,112
Long-term accrued compensation and retirement benefits	513	480
Long-term accrued income taxes	846	496
Long-term deferred tax liabilities, net	143	217
Other long-term liabilities	430	432

Total liabilities	14,742	14,456

Commitments and contingencies (Notes 4 and 20)

Shareholders’ equity:
Preferred stock— par value $1.00	—	—
Common stock— par value $0.10	105	107
Retained earnings	17,340	16,085
Accumulated other comprehensive loss	(276)	(224)

Total shareholders’ equity	17,169	15,968

Total liabilities and shareholders’ equity	$31,911	$30,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	January 27, 2012	January 28, 2011
	(in millions)
Operating Activities:
Net earnings	$2,626	$2,320
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	662	591
Amortization of discount on senior convertible notes	63	130
Acquisition-related items	32	30
Provision for doubtful accounts	49	24
Deferred income taxes	(181)	(153)
Stock-based compensation	124	156
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(124)	(79)
Inventories	(202)	(113)
Accounts payable and accrued liabilities	12	(170)
Other operating assets and liabilities	571	(75)
Certain litigation charges, net	—	292
Certain litigation payments	(239)	(5)

Net cash provided by operating activities	3,393	2,948

Investing Activities:
Acquisitions, net of cash acquired	(617)	(1,268)
Purchases of intellectual property	(9)	(48)
Additions to property, plant, and equipment	(403)	(385)
Purchases of marketable securities	(5,714)	(4,518)
Sales and maturities of marketable securities	4,495	4,090
Other investing activities, net	38	(125)

Net cash used in investing activities	(2,210)	(2,254)

Financing Activities:
Change in short-term borrowings, net	222	1,395
Payments on long-term debt	(24)	(402)
Dividends to shareholders	(769)	(728)
Issuance of common stock	67	54
Repurchase of common stock	(780)	(1,140)

Net cash used in financing activities	(1,284)	(821)

Effect of exchange rate changes on cash and cash equivalents	(91)	10

Net change in cash and cash equivalents	(192)	(117)

Cash and cash equivalents at beginning of period	1,382	1,400

Cash and cash equivalents at end of period	$1,190	$1,283

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$226	$731
Interest	197	290

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

As of January 27, 2012, the results of operations, assets, and liabilities of the Physio-Control business, which were previously presented as a component of the Cardiac and Vascular Group operating segment, are being classified as discontinued operations. All information in the following notes to the condensed consolidated financial statements includes only results from continuing operations (excluding Physio-Control) for all periods presented, unless otherwise noted. For further information regarding discontinued operations, see Note 3.

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

In June 2011, the FASB updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. In December 2011, the FASB deferred the requirement in the updated guidance to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. The updated guidance is effective for the Company retrospectively beginning in the first quarter of fiscal year 2013. Since the accounting guidance only impacts disclosure requirements, its adoption will not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB updated the accounting guidance related to annual and interim goodwill impairment tests. The updated accounting guidance allows entities to first assess qualitative factors before performing a quantitative assessment of the fair value of a reporting unit. If it is determined on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. The updated guidance is effective for the Company beginning in the first quarter of fiscal year 2013 with early adoption permitted under certain circumstances. The Company will adopt this accounting guidance in the first quarter of fiscal year 2013 and does not expect it to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued new accounting guidance related to disclosures on offsetting assets and liabilities on the balance sheet. This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This accounting guidance is required to be applied retrospectively and is effective for the Company beginning in the first quarter of fiscal year 2014. Since the accounting guidance only impacts disclosure requirements, its adoption will not have a material impact on the Company’s consolidated financial statements.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 – Discontinued Operations

On November 16, 2011, the Company and Bain Capital Partners, LLC (Bain Capital) entered into a definitive agreement under which Bain Capital would acquire Physio-Control and related entities, excluding certain assets and liabilities, for cash in a transaction valued at approximately $405 million excluding potential earn-outs and any working capital adjustments. As of January 27, 2012, the Company classified the results of operations of the Physio-Control business, which were previously presented as a component of the Cardiac and Vascular Group operating segment, as discontinued operations in the condensed consolidated statements of earnings for all periods presented. The assets and liabilities of this business to be sold met the accounting criteria to be classified as held for sale and have been aggregated and reported on separate lines in the condensed consolidated balance sheets for all periods presented.

On January 30, 2012, the Company completed the sale of the Physio-Control business to Bain Capital. The Company sold $161 million in net assets and received $385 million in net cash, excluding potential earn-outs, which are based upon fiscal year 2012 and 2013 Physio-Control performance in accordance with the agreement. The amount of cash received was less than the original transaction value of approximately $405 million due to an estimated working capital adjustment of $20 million that occurred at the time of closing. This amount may be adjusted based on the final closing balance sheet in accordance with the agreement. The assets and liabilities sold were comprised of Physio-Control’s U.S. and international assets and liabilities, excluding international accounts receivable and accounts payable, and certain compensation related liabilities assumed by Bain Capital. Additionally, the Company has entered into a Transition Services Agreement (TSA) with Physio-Control in which the Company will be providing transition services to ensure continuity of business for Physio-Control as it establishes stand-alone processes separate from Medtronic. The TSA requires the Company to continue to provide certain back-office support functions to Physio-Control in the areas of finance, facilities, human resources, customer service, IT, quality and regulatory, and operations. The timeframe for these services ranges from three to 12 months following the closing date. The Company will be compensated for the services specified in the TSA. The Company will record the income earned from the TSA in other expense in the condensed consolidated statements of earnings.

The following is a summary of the operating results of Physio-Control for discontinued operations for the three and nine months ended January 27, 2012 and January 28, 2011:

	Three months ended		Nine months ended
(in millions)	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Discontinued operations:
Net sales	$112	$104	$323	$297
Earnings from operations of Physio-Control	$23	$16	$48	$39
Physio-Control divestiture-related costs	(12)	—	(24)	—
Income tax expense	(5)	(5)	(9)	(13)
Deferred income tax benefit on sale	84	—	84	—
Earnings from discontinued operations	$90	$11	$99	$26

During the three and nine months ended January 27, 2012, the Company recorded an $84 million deferred income tax benefit in discontinued operations. In accordance with authoritative guidance, the Company is required to establish a deferred tax asset on the difference between its tax and book basis in the shares of Physio-Control, up to the expected amount of gain. In the fourth quarter of fiscal year 2012 the deferred income tax benefit will reverse upon the finalization of the sale. The Company anticipates recognizing a gain of $220 to $235 million in the fourth quarter of fiscal year 2012. Additionally, during the three months ended January 27, 2012, the Company recorded $12 million of Physio-Control divestiture-related costs in discontinued operations. During the nine months ended January 27, 2012, the Company reclassified $12 million of Physio-Control divestiture-related costs previously recorded in acquisition-related items within continuing operations on the condensed consolidated statements of earnings in the first and second quarters of fiscal year 2012 to discontinued operations.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of the Physio-Control assets and liabilities held for sale as of January 27, 2012 and April 29, 2011:

(in millions)	January 27, 2012	April 29, 2011
ASSETS

U.S. accounts receivable, net	$47	$63
Inventories	71	77
Deferred tax assets, net	25	20
Prepaid expenses and other assets	13	6
Property, plant, and equipment, net	28	23
Goodwill	22	18
Other intangible assets, net	44	51
Total assets held for sale	$250	$258

LIABILITIES

Accounts payable and other accrued expenses	$65	$64
Accrued compensation	22	21
Deferred tax liabilities, net	2	3
Total liabilities held for sale	$89	$88

Note 4 – Acquisitions and Acquisition-Related Items

The Company had various acquisitions and other acquisition-related activity during the first three quarters of fiscal years 2012 and 2011. Certain acquisitions were accounted for as business combinations as noted below. In accordance with authoritative guidance on business combination accounting, the assets and liabilities of the company acquired were recorded as of the acquisition date, at their respective fair values, and consolidated with the Company. The purchase price is recorded based on estimates of the fair values of assets acquired and liabilities assumed. The pro forma impact of these acquisitions was not significant, individually or in the aggregate, to the results of the Company for the three and nine months ended January 27, 2012 or January 28, 2011. The results of operations related to each company acquired have been included in the Company’s consolidated statements of earnings since the date each company was acquired.

Three and nine months ended January 27, 2012

Salient Surgical Technologies, Inc.

On August 31, 2011, the Company acquired Salient Surgical Technologies, Inc. (Salient). Salient develops and markets devices for haemostatic sealing of soft tissue and bone incorporating advanced energy technology. Salient’s devices are used in a variety of surgical procedures including orthopedic surgery, spine, open abdominal, and thoracic procedures. Total consideration for the transaction was approximately $497 million. Medtronic had previously invested in Salient and held an 8.9 percent ownership position in the company. Net of this ownership position, the transaction value was approximately $452 million. Based upon the acquisition valuation, the Company acquired $154 million of technology-based intangible assets that had an estimated useful life of 12 years at the time of acquisition, $44 million of in-process research and development (IPR&D), $49 million of net tangible liabilities, and $348 million of goodwill. The value attributable to IPR&D has been capitalized as an indefinite-lived intangible asset. The IPR&D primarily relates to the future launch of Salient’s concentric wire product. Acquired goodwill is not deductible for tax purposes.

The Company accounted for the acquisition of Salient as a business combination. During the three months ended January 27, 2012 the Company recorded minor adjustments to other intangible assets, goodwill and long-term deferred tax liabilities as a result of finalizing the valuation for fair value of intangible assets acquired. The Company recorded the identifiable assets acquired and liabilities assumed at fair values as follows:

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in millions)
Current assets	$20
Property, plant, and equipment	11
IPR&D	44
Other intangible assets	154
Goodwill	348
Other assets	1
Total assets acquired	578

Current liabilities	43
Long-term deferred tax liabilities, net	38
Total liabilities assumed	81
Net assets acquired	$497

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

Other Acquisitions and Acquisition-Related Items

During the three and nine months ended January 27, 2012, the Company recorded net charges (net gain) from acquisition-related items of $15 million and $(1) million, respectively, including charges of $15 million and $32 million, respectively, related to the change in fair value of contingent milestone payments associated with acquisitions subsequent to April 29, 2009. Additionally, in connection with the acquisitions of Salient and PEAK, the Company recognized gains of $32 million and $6 million, respectively, during the nine months ended January 27, 2012 on its previously held investments. In connection with these acquisitions, the Company began to assess and formulate a plan for the elimination of duplicative positions and the termination of certain contractual obligations. As a result, the Company incurred approximately $5 million of certain acquisition-related costs, which included legal fees, severance costs, change in control costs, and contract termination costs. These amounts are included within acquisition-related items in the condensed consolidated statement of earnings.

During the nine months ended January 27, 2012, the Company reclassified $12 million of Physio-Control divestiture-related costs previously recorded in acquisition-related items within continuing operations on the condensed consolidated statements of earnings in the first and second quarters of fiscal year 2012 to discontinued operations.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three and nine months ended January 28, 2011

Ardian, Inc.

On January 13, 2011, the Company acquired Ardian, Inc. (Ardian), a privately-held company. The Company had previously invested in Ardian and held an 11.3 percent ownership position prior to the acquisition. Ardian develops catheter-based therapies to treat uncontrolled hypertension and related conditions. Total consideration for the transaction was $1.020 billion, which includes the estimated fair value of revenue-based contingent consideration of $212 million. The terms of the transaction included an up-front cash payment of $717 million, excluding the Company’s pro-rata share in Ardian, plus potential future commercial milestone payments equal to the annual revenue growth beginning in fiscal year 2012 through the end of the Company’s fiscal year 2015. Based upon the acquisition valuation, the Company acquired $55 million of technology-based intangible assets that had an estimated useful life of 12 years at the time of acquisition, $191 million of IPR&D, $33 million of net tangible liabilities, and $807 million of goodwill. The value attributable to IPR&D has been capitalized as an indefinite-lived intangible asset. The IPR&D primarily relates to the future launch of Ardian’s Symplicity Catheter System into the U.S. and Japan markets. Development costs needed to complete the project, estimated to be approximately $50 million, will be expensed as incurred. The goodwill is not deductible for tax purposes.

The Company accounted for the acquisition of Ardian as a business combination. The Company recorded the identifiable assets acquired and liabilities assumed at fair values on the acquisition date as follows:

(in millions)
Current assets	$12
Property, plant, and equipment	1
IPR&D	191
Other intangible assets	55
Goodwill	807
Total assets acquired	1,066

Current liabilities	10
Long-term deferred tax liabilities, net	36
Total liabilities assumed	46
Net assets acquired	$1,020

Osteotech, Inc.

On November 16, 2010, the Company acquired Osteotech, Inc. (Osteotech). Osteotech develops innovative biologic products for regenerative medicine. Under the terms of the agreement, Osteotech shareholders received $6.50 per share in cash for each share of Osteotech common stock that they owned. Total consideration for the transaction was $123 million. Based upon the acquisition valuation, the Company acquired $46 million of technology-based intangible assets that had an estimated useful life of nine years at the time of acquisition, $1 million of IPR&D, $57 million of net tangible assets, and $19 million of goodwill. The value attributable to IPR&D has been capitalized as an indefinite-lived intangible asset. The goodwill is not deductible for tax purposes.

The Company accounted for the acquisition of Osteotech as a business combination. The Company recorded the identifiable assets acquired and liabilities assumed at fair values on the acquisition date as follows:

(in millions)
Current assets	$34
Property, plant, and equipment	21
IPR&D	1
Other intangible assets	46
Goodwill	19
Inventory	41
Other long-term assets	3
Total assets acquired	165

Current liabilities	19
Other long-term liabilities	15
Long-term deferred tax liabilities, net	8
Total liabilities assumed	42
Net assets acquired	$123

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Axon Systems, Inc.

On June 2, 2010, the Company acquired substantially all of the assets of Axon Systems, Inc. (Axon), a privately-held company. Prior to the acquisition, the Company distributed a large portion of Axon’s products. The agreement will allow the Company to bring to market the next generation of surgeon-directed and professionally supported spinal neuromonitoring technology and expand the availability of this technology. Total consideration for the transaction, net of cash acquired, was $62 million, which includes the settlement of existing Axon debt. In connection with the acquisition of Axon, the Company acquired $41 million of technology-based intangible assets that had an estimated useful life of 10 years at the time of acquisition, $5 million of tangible assets, and $16 million of goodwill. The goodwill is deductible for tax purposes. The Company accounted for the acquisition of Axon as a business combination.

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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three months ended January 28, 2011, the Company incurred a $15 million IPR&D charge related to two asset purchases in the CardioVascular and Surgical Technologies businesses. During the nine months ended January 28, 2011, the Company also incurred a $15 million IPR&D charge related to a milestone payment under the existing terms of a royalty bearing, non-exclusive patent cross-licensing agreement with NeuroPace, Inc. Product commercialization related to this technology had not yet been achieved. As a result, in accordance with authoritative guidance, the payments for these transactions were immediately expensed as IPR&D since technological feasibility had not yet been reached and such technology has no future alternative use. These amounts were recorded within acquisition-related items in the condensed consolidated statement of earnings.

In connection with the Ardian acquisition, the Company recognized a gain of $85 million on its previously held investment and incurred approximately $10 million of certain acquisition-related costs, which include banker fees and other professional service fees in the three months ended January 28, 2011, which were recorded within acquisition-related items in the condensed consolidated statement of earnings.

In connection with the Osteotech acquisition, the Company began to assess and formulate a plan for the elimination of duplicative positions and the termination of certain contractual obligations. As a result, the Company incurred approximately $21 million of certain acquisition-related costs, which include legal fees and severance costs, change in control costs, and contract termination costs in the three months ended January 28, 2011, which were recorded within acquisition-related items in the condensed consolidated statement of earnings.

In connection with the ATS Medical acquisition, the Company began to assess and formulate a plan for the elimination of duplicative positions and the termination of certain contractual obligations. As a result, during the three months ended October 29, 2010 the Company incurred approximately $24 million of certain acquisition-related costs, which include acquisition-related legal fees and severance costs, change in control costs, and contract termination costs which were recorded within acquisition-related items in the condensed consolidated statement of earnings.

Contingent Consideration

Certain of the Company’s business combinations or purchases of intellectual property involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets, or obtaining regulatory approvals. As a result of the Company adopting new authoritative guidance in fiscal year 2010 related to business combinations, contingent consideration is recorded at the estimated fair value of the contingent milestone payment on the acquisition date for all acquisitions subsequent to April 24, 2009. The fair value of the contingent milestone consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within acquisition-related items in the condensed consolidated statements of earnings. The Company measures the initial liability and remeasures the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. See Note 8 for further information regarding fair value measurements.

At January 27, 2012, the estimated maximum potential amount of undiscounted future contingent consideration that the Company is expected to make associated with all completed business combinations or purchases of intellectual property prior to April 24, 2009 was approximately $231 million. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2012 to 2016 in order for the consideration to be paid.

The fair value of contingent milestone payments associated with acquisitions subsequent to April 24, 2009 was remeasured as of January 27, 2012 and April 29, 2011 at $303 million and $335 million, respectively. As of January 27, 2012, $271 million was reflected in other long-term liabilities and $32 million was reflected in other accrued expenses in the condensed consolidated balance sheet. As of April 29, 2011, $269 million was reflected in other long-term liabilities and $66 million was reflected in other accrued expenses in the condensed consolidated balance sheet. The following table provides a reconciliation of the beginning and ending balances of contingent milestone payments associated with acquisitions subsequent to April 24, 2009 measured at fair value that used significant unobservable inputs (Level 3):

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended		Nine months ended
(in millions)	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Beginning Balance	$288	$136	$335	$118
Purchase price contingent consideration	—	185	2	201
Contingent milestone payments	—	—	(66)	—
Change in fair value of contingent consideration	15	—	32	2
Ending Balance	$303	$321	$303	$321

Note 5 – Certain Litigation Charges, Net

The Company classifies material litigation reserves and gains recognized as certain litigation charges, net. During the three and nine months ended January 27, 2012, there were no certain litigation charges, net.

During the three months ended January 28, 2011, the Company recorded certain litigation charges, net of $13 million related to a charge for Other Matters litigation.

During the nine months ended January 28, 2011, the Company recorded certain litigation charges, net of $292 million related primarily to a settlement involving the Sprint Fidelis family of defibrillation leads and charges for Other Matters litigation. The Sprint Fidelis settlement related to the resolution of certain outstanding product liability litigation related to the Sprint Fidelis family of defibrillation leads that were subject to a field action announced October 15, 2007. The parties subsequently reached an adjusted settlement agreement to pay a total of $221 million to resolve over 14,000 filed and unfiled claims and the Company paid out the settlement in the third quarter of fiscal year 2012. The Company also paid out the settlement in the third quarter of fiscal year 2012 from the reserve taken in fiscal year 2011 for the Other Matters litigation. See Note 20 for additional information.

Note 6 – Restructuring Charges

During the three and nine months ended January 27, 2012, the Company did not incur any restructuring charges.

Fiscal Year 2011 Initiative

In the fourth quarter of fiscal year 2011, the Company recorded a $272 million restructuring (including $2 million of restructuring charges related to the Physio-Control business), which consisted of employee termination costs of $177 million, asset write-downs of $24 million, contract termination fees of $45 million, and other related costs of $26 million. The fiscal year 2011 initiative was designed to restructure the business to align its cost structure to current market conditions and to continue to position the Company for long-term sustainable growth in emerging markets and new technologies. Included in the $177 million of employee termination costs were severance and the associated costs of continued medical benefits and outplacement services, as well as $15 million of incremental defined benefit pension and post-retirement related expenses for employees that accepted voluntary early retirement packages. These costs are not included in the table summarizing the restructuring costs below because they are associated with costs that are accounted for under the pension and post-retirement rules. For further discussion on the incremental defined benefit pension and post-retirement related expenses, see Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 29, 2011. Of the $24 million of asset write-downs, $11 million related to inventory write-offs of discontinued product lines and production-related asset impairments, and therefore, was recorded within cost of products sold in the consolidated statement of earnings. Additionally, included in the other related costs was a $19 million intangible asset impairment related to the discontinuance of a product line within the CardioVascular business.

In connection with the fiscal year 2011 initiative, as of the end of the fourth quarter of fiscal year 2011, the Company had identified approximately 2,100 net positions (including 55 net positions at Physio-Control) for elimination to be achieved through voluntary early retirement packages offered to employees, voluntary separation, and involuntary separation. Of the 2,100 net positions identified, approximately 1,800 positions have been eliminated as of January 27, 2012. The fiscal year 2011 initiative is scheduled to be substantially complete by the end of the fourth quarter of fiscal year 2012.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the activity (including Physio-Control) related to the fiscal year 2011 initiative is presented below:

	Fiscal Year 2011 Initiative
(in millions)	Employee Termination Costs	Asset Write-downs	Other Costs	Total
Balance as of April 30, 2010	$—	$—	$—	$—
Restructuring charges	162	24	71	257
Payments/write-downs	(5)	(24)	(24)	(53)
Balance as of April 29, 2011	$157	$—	$47	$204
Payments/write-downs	(63)	—	(13)	(76)
Balance as of July 29, 2011	$94	$—	$34	$128
Payments/write-downs	(43)	—	(15)	(58)
Balance as of October 28, 2011	$51	$—	$19	$70
Payments/write-downs	(12)	—	(5)	(17)
Balance as of January 27, 2012	$39	$—	$14	$53

Note 7 – Investments

The Company holds short-term and long-term investments, which consist primarily of marketable debt and equity securities.

Information regarding the Company’s short-term and long-term investments at January 27, 2012 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$2,912	$38	$(10)	$2,940
Auction rate securities	167	—	(34)	133
Mortgage-backed securities	786	9	(11)	784
U.S. government and agency securities	2,972	43	—	3,015
Foreign government and agency securities	56	—	—	56
Certificates of deposit	73	—	—	73
Other asset-backed securities	474	2	(1)	475
Marketable equity securities	115	127	(14)	228
Trading securities:
Exchange-traded funds	45	1	(2)	44
Cost method, equity method, and other investments	503	—	—	503
Total short-term and long-term investments	$8,103	$220	$(72)	$8,251

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information regarding the Company’s short-term and long-term investments at April 29, 2011 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$1,947	$20	$(6)	$1,961
Auction rate securities	167	—	(34)	133
Mortgage-backed securities	783	10	(8)	785
U.S. government and agency securities	2,731	26	(1)	2,756
Foreign government and agency securities	130	1	—	131
Certificates of deposit	119	—	—	119
Other asset-backed securities	351	1	(3)	349
Marketable equity securities	73	164	—	237
Trading securities:
Exchange-traded funds	33	6	—	39
Cost method, equity method, and other investments	652	—	—	652
Total short-term and long-term investments	$6,986	$228	$(52)	$7,162

Information regarding the Company’s available-for-sale and trading securities at January 27, 2012 and April 29, 2011 is as follows:

	January 27, 2012		April 29, 2011
(in millions)	Short-term	Long-term	Short-term	Long-term
Available-for-sale securities	$1,155	$6,549	$1,046	$5,425
Trading securities	—	44	—	39
Total	$1,155	$6,593	$1,046	$5,464

The following tables show the gross unrealized losses and fair values of the Company’s available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category as of January 27, 2012 and April 29, 2011:

	January 27, 2012
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$608	$(7)	$11	$(3)
Auction rate securities	—	—	133	(34)
Mortgage-backed securities	208	(3)	57	(8)
Other asset-backed securities	—	—	9	(1)
Marketable equity securities	18	(14)	—	—
Total	$834	$(24)	$210	$(46)

	April 29, 2011
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$256	$(1)	$16	$(5)
Auction rate securities	—	—	133	(34)
Mortgage-backed securities	161	(1)	67	(7)
U.S. government and agency securities	267	(1)	—	—
Other asset-backed securities	74	(1)	12	(2)
Total	$758	$(4)	$228	$(48)

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At January 27, 2012 the Company concluded that the unrealized losses associated with the available-for-sale securities detailed above were not other-than-temporary as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of the amortized cost.

Activity related to the Company’s short-term and long-term investment portfolio is as follows:

	Three months ended
	January 27, 2012		January 28, 2011
(in millions)	Debt (a)	Equity (b)	Debt (a)	Equity (b)(d)
Proceeds from sales	$1,486	$28	$1,297	$—
Gross realized gains	21	17	7	85
Gross realized losses	(6)	—	(4)	—
Impairment losses recognized	(1)	—	—	(10)

	Nine months ended
	January 27, 2012		January 28, 2011
(in millions)	Debt (a)	Equity (b)(c)	Debt (a)	Equity (b)(d)
Proceeds from sales	$4,453	$81	$4,090	$—
Gross realized gains	45	72	24	85
Gross realized losses	(13)	—	(11)	—
Impairment losses recognized	(2)	(4)	(5)	(15)

(a) Includes available-for-sale debt securities.
(b) Includes marketable equity securities, cost method, equity method, exchange-traded funds, and other investments.
(c) As a result of the Salient and PEAK acquisitions, the Company recognized a non-cash gain of $38 million during the nine months ended January 27, 2012 on its previously held minority investments.

(d) As a result of the Ardian acquisition that occurred during the three months ended January 28, 2011, the Company recognized an $85 million non-cash gain on its previously held minority investment.

The total other-than-temporary impairment losses on available-for-sale debt securities for the three and nine months ended January 27, 2012 were $2 million and $5 million, respectively, of which $1 million and $3 million, respectively, were recognized in other comprehensive income resulting in $1 million and $2 million, respectively, of charges being recognized in earnings. The total other-than-temporary impairment losses on available-for-sale debt securities for the three and nine months ended January 28, 2011 were $1 million and $18 million, respectively, of which $1 million and $13 million, respectively, were recognized in other comprehensive income resulting in less than $1 million and $5 million, respectively, of charges being recognized in earnings. These charges relate to credit losses on certain mortgage-backed securities and other asset-backed securities. The amount of credit losses represents the difference between the present value of cash flows expected to be collected on these securities and the amortized cost. Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which it invested, the Company believes it has recorded all necessary other-than-temporary impairments as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of the amortized cost.

The following table shows the credit loss portion of other-than-temporary impairments on debt securities held by the Company as of the dates indicated and the corresponding changes in such amounts:

	Three months ended
(in millions)	January 27, 2012	January 28, 2011
Beginning Balance	$20	21
Additional credit losses recognized on securities previously impaired	1	—
Reductions for securities sold during the period	—	(1)
Ending Balance	$21	$20

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended
(in millions)	January 27, 2012	January 28, 2011
Beginning Balance	$20	17
Additional credit losses recognized on securities previously impaired	1	3
Credit losses recognized on securities previously not impaired	1	2
Reductions for securities sold during the period	(1)	(2)
Ending Balance	$21	$20

The January 27, 2012 balance of available-for-sale debt securities by contractual maturity is shown in the following table at fair value. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows, assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	January 27, 2012
Due in one year or less	$1,705
Due after one year through five years	5,022
Due after five years through ten years	607
Due after ten years	142
Total debt securities	$7,476

As of January 27, 2012 and April 29, 2011, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method was $503 million and $652 million, respectively. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment. During the three months ended January 27, 2012, in accordance with authoritative guidance, the Company transferred investments in a public company accounted for as a cost method investment with a cost basis of $46 million to available-for-sale marketable equity securities, due to restrictions on the investment being within one year of lapsing. The January 27, 2012 cost method, equity method, and other investments balance includes $132 million of investments in a public company which have trading restrictions through December 31, 2013. These investments will be reclassified to available-for-sale marketable equity securities when the restriction is within one year of lapsing.

Gains and losses realized on trading securities and available-for-sale debt securities are recorded in interest expense, net in the condensed consolidated statements of earnings. Gains and losses realized on marketable equity securities, cost method, equity method, and other investments are recorded in other expense in the condensed consolidated statements of earnings. In addition, unrealized gains and losses on available-for-sale debt securities are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets and unrealized gains and losses on trading securities are recorded in interest expense, net in the condensed consolidated statements of earnings. Gains and losses from the sale of investments are calculated based on the specific identification method.

Note 8 – Fair Value Measurements

The Company follows the authoritative guidance on fair value measurements and disclosures, with respect to assets and liabilities that are measured at fair value on both a recurring and nonrecurring basis. Under this guidance, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy is broken down into three levels. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Descriptions of the three levels of the fair value hierarchy are discussed in Note 6 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 29, 2011.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value as of January 27, 2012	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$2,940	$—	$2,930	$10
Auction rate securities	133	—	—	133
Mortgage-backed securities	784	—	755	29
U.S. government and agency securities	3,015	1,530	1,485	—
Foreign government and agency securities	56	—	56	—
Certificates of deposit	73	—	73	—
Other asset-backed securities	475	—	469	6
Marketable equity securities	228	228	—	—
Exchange-traded funds	44	44	—	—
Derivative assets	293	129	164	—
Total assets	$8,041	$1,931	$5,932	$178

Liabilities:
Derivative liabilities	$114	$71	$43	$—
Total liabilities	$114	$71	$43	$—

	Fair Value as of April 29, 2011	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$1,961	$—	$1,944	$17
Auction rate securities	133	—	—	133
Mortgage-backed securities	785	—	750	35
U.S. government and agency securities	2,756	1,453	1,303	—
Foreign government and agency securities	131	—	131	—
Certificates of deposit	119	—	119	—
Other asset-backed securities	349	—	343	6
Marketable equity securities	237	237	—	—
Exchange-traded funds	39	39	—	—
Derivative assets	130	21	109	—
Total assets	$6,640	$1,750	$4,699	$191

Liabilities:
Derivative liabilities	$303	$303	$—	$—
Total liabilities	$303	$303	$—	$—

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain corporate debt securities, auction rate securities, certain mortgage-backed securities, and certain other asset-backed securities for which there was a decrease in the observability of market pricing for these investments. At January 27, 2012, these securities were valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing, and amount of expected future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants. The Company uses level 3 inputs in the measurement of contingent milestone payments and related liabilities for all acquisitions subsequent to April 24, 2009. See Note 4 for further information regarding contingent consideration.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the three or nine months ended January 27, 2012 or January 28, 2011. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) for the three and nine months ended January 27, 2012 and January 28, 2011:

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three months ended January 27, 2012

(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities	Other asset- backed securities
Balance as of October 28, 2011	$174	$10	$127	$31	$6
Total realized losses and other-than-temporary impairment losses included in earnings	(1)	—	—	(1)	—
Total unrealized gains/(losses) included in other comprehensive income	6	—	6	—	—
Settlements	(1)	—	—	(1)	—
Balance as of January 27, 2012	$178	$10	$133	$29	$6

Three months ended January 28, 2011

(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage-backed securities	Other asset- backed securities
Balance as of October 29, 2010	$202	$17	$143	$36	$6
Total unrealized gains/(losses) included in other comprehensive income	3	—	3	—	—
Settlements	(9)	—	(9)	—	—
Balance as of January 28, 2011	$196	$17	$137	$36	$6

Nine months ended January 27, 2012

(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage-backed securities	Other asset- backed securities
Balance as of April 29, 2011	$191	$17	$133	$35	$6
Total realized losses and other-than-temporary impairment losses included in earnings	(3)	(1)	—	(1)	(1)
Total unrealized gains/(losses) included in other comprehensive income	1	1	—	(1)	1
Settlements	(11)	(7)	—	(4)	—
Balance as of January 27, 2012	$178	$10	$133	$29	$6

Nine months ended January 28, 2011

(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities	Other asset- backed securities
Balance as of April 30, 2010	$213	$16	$142	$39	$16
Total realized losses and other-than-temporary impairment losses included in earnings	(4)	(2)	—	(2)	—
Total unrealized gains/(losses) included in other comprehensive income	10	4	4	2	—
Settlements	(23)	(1)	(9)	(3)	(10)
Balance as of January 28, 2011	$196	$17	$137	$36	$6

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as equity and other securities that are accounted for using the cost or equity method, goodwill, intangible assets, and property, plant, and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized.

The Company holds investments in equity and other securities that are accounted for using the cost or equity method, which are classified as long-term investments in the condensed consolidated balance sheets. The aggregate carrying amount of these investments was $503 million as of January 27, 2012 and $652 million as of April 29, 2011. These cost or equity method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s cost or equity method investments is not estimated if there are no identified events or changes in circumstance that may have a significant adverse effect on the fair value of these investments. The Company did not record any impairment charges related to cost method investments during the three months ended January 27, 2012. During the nine months ended January 27, 2012 and the three and nine months ended January 28, 2011, the Company determined that the fair values of certain cost method investments were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $4 million in impairment charges during the nine months ended January 27, 2012, and $10 million and $15 million in impairment charges during the three and nine months ended January 28, 2011, respectively. The impairment charges related to the cost method investments were recorded in other expense in the condensed consolidated statements of earnings. These investments fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value, as the investments are privately held entities without quoted market prices. To determine the fair value of these investments, the Company used all pertinent financial information that was available related to the entities, including financial statements and market participant valuations from recent and proposed equity offerings.

The Company assesses the impairment of intangible assets annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The aggregate carrying amount of intangible assets, excluding IPR&D, was $2.344 billion as of January 27, 2012 and $2.387 billion as of April 29, 2011, respectively. These assets are measured at fair value on a nonrecurring basis. The fair value of the Company’s intangible assets is not estimated if there is no change in events or circumstances that indicate the carrying amount of an intangible asset may not be recoverable. During the three months ended January 27, 2012, the Company performed its annual intangible assets impairment review. As part of the annual impairment review, the Company determined that a change in events and circumstances indicated that the carrying amount of certain intangible assets may not be fully recoverable. The carrying amount of these certain intangible assets were less than five percent of the total aggregate carrying amount of intangible assets as of January 27, 2012. To determine the potential impairments, the Company calculated the excess of the intangible assets’ carrying values over their undiscounted future cash flows. As a result of the analysis performed, the intangible assets were deemed to be recoverable, and therefore, no impairments were recorded. The Company did not record any intangible asset impairments during the nine months ended January 27, 2012. During the three months ended January 28, 2011, the Company determined that a change in events and circumstances indicated that the carrying amount of an intangible asset may not be fully recoverable. To determine the impairment, the Company calculated the excess of the intangible asset’s carrying value over its fair value utilizing a discounted future cash flow analysis. As a result of the analysis performed, the fair value of the intangible asset was deemed to be less than the carrying value, resulting in a pre-tax impairment loss of $9 million that was recorded in other expense in the condensed consolidated statement of earnings. The Company did not record any other intangible asset impairments during the nine months ended January 28, 2011. The inputs used in the fair value analyses fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value.

The Company assesses the impairment of goodwill and IPR&D annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The aggregate carrying amount of goodwill was $9.915 billion as of January 27, 2012 and $9.520 billion as of April 29, 2011, respectively. The aggregate carrying amount of IPR&D was $369 million as of January 27, 2012 and $338 million as of April 29, 2011, respectively. During the three months ended January 27, 2012 and January 28, 2011, the Company performed its annual impairment reviews of goodwill and IPR&D. The goodwill impairment test requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculated the excess of each reporting unit’s goodwill carrying value over its fair value utilizing a discounted future cash flow analysis. As a result of the analysis performed, the fair value of each reporting unit’s goodwill was deemed to be greater than the carrying value; resulting in no impairment loss. Similar to the goodwill impairment test, the IPR&D impairment test requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculated the excess of the IPR&D asset carrying values over their fair values utilizing a discounted future cash flow analysis. As a result of the analysis performed, the fair value of each IPR&D asset was deemed to be greater than the carrying value, resulting in no impairment loss. The Company did not record any goodwill or IPR&D impairments during the three and nine months ended January 27, 2012 or January 28, 2011. However, due to the nature of IPR&D projects, the Company may experience delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances or other failures to achieve a commercially viable product, and as a result, may record impairment losses in the future.

The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of a property, plant, and equipment asset may not be recoverable. The Company did not recognize any significant impairments of property, plant, and equipment during the three and nine months ended January 27, 2012 or January 28, 2011.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company’s long-term debt, including the short-term portion, as of January 27, 2012 was $8.900 billion compared to a principal value of $8.063 billion, and as of April 29, 2011 was $8.524 billion compared to a principal value of $8.096 billion. Fair value was estimated using quoted market prices for the same or similar instruments. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

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

In separate transactions, the Company sold warrants to issue shares of the Company’s common stock at an exercise price of $76.56 per share in private transactions. Pursuant to these transactions, warrants for 41 million shares of the Company’s common stock may be settled over a specified period beginning in July 2011 and warrants for 41 million shares of the Company’s common stock may be settled over a specified period beginning in July 2013. As of January 27, 2012, warrants for 41 million shares of the Company’s common stock expired.

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

The following table provides equity and debt information for the 2013 Senior Convertible Notes under the convertible debt guidance.

	2013 Senior Convertible Notes
(in millions)	January 27, 2012	April 29, 2011
Carrying amount of the equity component	$547	$547

Principal amount of the 2013 Senior Convertible Notes	$2,200	$2,200
Unamortized discount	(112)	(177)
Net carrying amount	$2,088	$2,023

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of January 27, 2012, the unamortized balance of the debt discount will be amortized over the remaining life of the 2013 Senior Convertible Notes, which is approximately one year. The following table provides interest rate and interest expense amounts related to the Senior Convertible Notes.

	2011 Senior Convertible Notes		2013 Senior Convertible Notes
	Three months ended		Three months ended
(in millions, except interest rate)	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Effective interest rate	—%	5.97%	6.03%	6.03%
Interest cost related to contractual interest coupon	$—	$8	$9	$9
Interest cost related to amortization of the discount	$—	$24	$22	$21

	2011 Senior Convertible Notes		2013 Senior Convertible Notes
	Nine months ended		Nine months ended
(in millions, except interest rate)	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Effective interest rate	—%	5.97%	6.03%	6.03%
Interest cost related to contractual interest coupon	$—	$25	$27	$27
Interest cost related to amortization of the discount	$—	$70	$65	$61

Senior Notes

The Company has outstanding unsecured senior obligations including the $550 million 4.500 percent 2009 Senior Notes due 2014, the $1.250 billion 3.000 percent 2010 Senior Notes due 2015, the $600 million 4.750 percent 2005 Senior Notes due 2015, the $500 million 2.625 percent 2011 Senior Notes due 2016, the $400 million 5.600 percent 2009 Senior Notes due 2019, the $1.250 billion 4.45 percent 2010 Senior Notes due 2020, the $500 million 4.125 percent 2011 Senior Notes due 2021, the $300 million 6.500 percent 2009 Senior Notes due 2039, and the $500 million 5.550 percent 2010 Senior Notes due 2040 (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remains in compliance with as of January 27, 2012. The Company used the net proceeds from the sale of the Senior Notes for working capital and general corporate uses, which include the repayment of other indebtedness of the Company. For additional information regarding the terms of these agreements, refer to Note 8 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 29, 2011.

As of January 27, 2012, the Company had interest rate swap agreements designated as fair value hedges of underlying fixed rate obligations including the Company’s $1.250 billion 3.000 percent 2010 Senior Notes due 2015, $600 million 4.750 percent 2005 Senior Notes due 2015, the Company’s $500 million 2.625 percent 2011 Senior Notes due 2016, and the Company’s $500 million 4.125 percent 2011 Senior Notes due 2021. For additional information regarding the interest rate swap agreements, refer to Note 10.

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

Commercial Paper

The Company maintains a commercial paper program that allows the Company to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of January 27, 2012 and April 29, 2011, outstanding commercial paper totaled $1.675 billion and $1.500 billion, respectively. During the three and nine months ended January 27, 2012, the weighted average original maturity of the commercial paper outstanding was approximately 107 days for both periods and the weighted average interest rate was 0.13 percent and 0.16 percent, respectively. The issuance of commercial paper reduces the amount of credit available under the Company’s existing lines of credit.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Bank Borrowings

Bank borrowings consist primarily of borrowings from non-U.S. banks at interest rates considered favorable by management and where natural hedges can be gained for foreign exchange purposes and borrowings from U.S. banks.

Lines of Credit

The Company has committed and uncommitted lines of credit with various banks. The committed lines of credit include a four-year $2.250 billion syndicated credit facility dated December 9, 2010 that will expire on December 9, 2014 (Credit Facility). The Credit Facility provides the Company with the ability to increase its capacity by an additional $500 million at any time during the four-year term of the agreement. The Credit Facility provides backup funding for the commercial paper program, and therefore, the issuance of commercial paper reduces the amount of credit available under the committed lines of credit. As of January 27, 2012 and April 29, 2011, no amounts were outstanding on the committed lines of credit.

Interest rates on these borrowings are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the credit facilities and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which the Company remains in compliance with as of January 27, 2012.

Note 10 – Derivatives and Foreign Exchange Risk Management

The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets, liabilities, and probable commitments. At inception of the forward contract, the derivative is designated as either a freestanding derivative or cash flow hedge. The primary currencies of the derivative instruments are the Euro and the Japanese Yen. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding as of January 27, 2012 and April 29, 2011 was $5.004 billion and $6.834 billion, respectively. The aggregate currency exchange rate (losses)/gains for the three and nine months ended January 27, 2012 were $(35) million and $(168) million, respectively. The aggregate currency exchange rate (losses)/gains for the three and nine months ended January 28, 2011 were $(2) million and $106 million, respectively. These (losses)/gains represent the net impact to the condensed consolidated statements of earnings for the derivative instruments presented below, offset by remeasurement losses on foreign currency denominated assets and liabilities.

The information that follows explains the various types of derivatives and financial instruments used by the Company, how and why the Company uses such instruments, how such instruments are accounted for, and how such instruments impact the Company’s condensed consolidated balance sheets and statements of earnings.

Freestanding Derivative Forward Contracts

Freestanding derivative forward contracts are used to offset the Company’s exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized currently in earnings, thereby offsetting the current earnings effect of the related change in U.S. dollar value of foreign currency denominated assets and liabilities. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts, not designated as hedging instruments, outstanding as of January 27, 2012 and April 29, 2011 was $2.049 billion and $2.453 billion, respectively.

The amount of gains/(losses) and location of the gains/(losses) in the condensed consolidated statements of earnings related to derivative instruments not designated as hedging instruments for the three and nine months ended January 27, 2012 and January 28, 2011 were as follows:

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in millions)		Three months ended
Derivatives Not Designated as Hedging Instruments	Location	January 27, 2012	January 28, 2011
Foreign currency exchange rate contracts	Other expense	$46	$(12)

(in millions)		Nine months ended
Derivatives Not Designated as Hedging Instruments	Location	January 27, 2012	January 28, 2011
Foreign currency exchange rate contracts	Other expense	$66	$(33)

Cash Flow Hedges

Foreign Currency Exchange Rate Risk
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. No gains or losses relating to ineffectiveness of cash flow hedges were recognized in earnings during the three and nine months ended January 27, 2012 or January 28, 2011. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued during the three and nine months ended January 27, 2012 or January 28, 2011. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts, designated as cash flow hedges, outstanding as of January 27, 2012 and April 29, 2011 was $2.955 billion and $4.381 billion, respectively, and will mature within the subsequent 26-month period.

The amount of gains/(losses) and location of the gains/(losses) in the condensed consolidated statements of earnings and other comprehensive income (OCI) related to derivative instruments designated as cash flow hedges for the three and nine months ended January 27, 2012 and January 28, 2011 are as follows:

Three months ended January 27, 2012
	Gross Gains/(Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains/(Losses) on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions) Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$201	Other expense	$(24)
		Cost of products sold	(1)
Total	$201		$(25)

Three months ended January 28, 2011
	Gross Gains/(Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains/(Losses) on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions) Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$9	Other income	$1
		Cost of products sold	13
Total	$9		$14

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nine months ended January 27, 2012
	Gross Gains/(Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains/(Losses) on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions) Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$332	Other expense	$(133)
		Cost of products sold	14
Total	$332		$(119)

Nine months ended January 28, 2011
	Gross Gains/(Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains/(Losses) on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions) Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$(327)	Other income	$71
		Cost of products sold	18
Total	$(327)		$89

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

The market value of outstanding forward starting interest rate swap derivative instruments at January 27, 2012 was a $43 million unrealized loss. This unrealized loss was recorded in other long-term liabilities with the offset recorded in OCI in the condensed consolidated balance sheet.

As of January 27, 2012 and April 29, 2011, the Company had a balance of $76 million and $257 million in after-tax net unrealized losses associated with cash flow hedging instruments recorded in OCI. The Company expects that $39 million of this balance will be reclassified into the consolidated statement of earnings over the next 12 months.

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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of January 27, 2012 and April 29, 2011, the Company had interest rate swaps in gross notional amounts of $1.950 billion and $3.500 billion, respectively, designated as fair value hedges of underlying fixed rate obligations. As of January 27, 2012, outstanding interest rate swap agreements were designated as fair value hedges of underlying fixed rate obligations including the Company’s $1.250 billion 3.000 percent 2010 Senior Notes due 2015, $600 million 4.750 percent 2005 Senior Notes due 2015, $500 million 2.625 percent 2011 Senior Notes due 2016, and the $500 million 4.125 percent 2011 Senior Notes due 2021. For additional information regarding the terms of the Company’s interest rate swap agreements, refer to Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 29, 2011.

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

In August 2011, the Company terminated interest rate swap agreements with a consolidated notional amount of $650 million that were designated as fair value hedges of the fixed interest rate obligation under the Company’s $1.250 billion 3.000 percent 2010 Senior Notes due 2015. Upon termination, the contracts were in an asset position, resulting in cash receipts of $42 million, which included $7 million of accrued interest. The gain from terminating the interest rate swap agreement increased the outstanding balance of the 2015 Senior Notes and is being amortized as a reduction of interest expense over the remaining life of the notes. The cash flows from the termination of this interest rate swap agreement have been reported as operating activities in the condensed consolidated statements of cash flows.

The market value of outstanding interest rate swap agreements was a $164 million unrealized gain and the market value of the hedged item was a $164 million unrealized loss at January 27, 2012, which were recorded in other assets with the offset recorded in long-term debt in the condensed consolidated balance sheet. No hedge ineffectiveness was recorded as a result of these fair value hedges for the three months ended January 27, 2012 and less than $1 million was recorded for the nine months ended January 27, 2012. Hedge ineffectiveness was not material for the three months ended January 28, 2011 and $2 million of hedge ineffectiveness was recorded for the nine months ended January 28, 2011, which were recorded as an increase in interest expense, net in the condensed consolidated statement of earnings.

During the three and nine months ended January 27, 2012 and January 28, 2011, the Company did not have any ineffective fair value hedging instruments. In addition, the Company did not recognize any gains or losses during the three and nine months ended January 27, 2012 and January 28, 2011 on firm commitments that no longer qualify as fair value hedges.

Balance Sheet Presentation

The following table summarizes the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets as of January 27, 2012 and April 29, 2011. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not, and are further segregated by type of contract within those two categories.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

January 27, 2012

	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$104	Other accrued expenses	$58
Interest rate contracts	Other assets	164	Other long-term liabilities	43
Foreign currency exchange rate contracts	Other assets	23	Other long-term liabilities	12
Total derivatives designated as hedging instruments		$291		$113

Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$2	Other accrued expenses	$1
Total derivatives not designated as hedging instruments		$2		$1

Total derivatives		$293		$114

April 29, 2011

	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$19	Other accrued expenses	$235
Interest rate contracts	Other assets	109
Foreign currency exchange rate contracts	Other assets	1	Other long-term liabilities	64
Total derivatives designated as hedging instruments		$129		$299

Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$1	Other accrued expenses	$4
Total derivatives not designated as hedging instruments		$1		$4
Total derivatives		$130		$303

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of interest-bearing investments, forward exchange derivative contracts, and trade accounts receivable.

The Company maintains cash and cash equivalents, investments, and certain other financial instruments (including currency exchange rate and interest rate derivative contracts) with various major financial institutions. The Company performs periodic evaluations of the relative credit standings of these financial institutions and limits the amount of credit exposure with any one institution. In addition, the Company has collateral credit agreements with its primary derivatives counterparties. Under these agreements, either party is required to post eligible collateral when the market value of transactions covered by the agreement exceeds specific thresholds, thus limiting credit exposure for both parties. As of January 27, 2012, no collateral was posted by either the Company or its counterparties. As of April 29, 2011, the Company had $8 million in securities pledged as collateral to its counterparties. The securities pledged as collateral are included in cash and cash equivalents in the condensed consolidated balance sheets.

Global concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. However, a significant amount of trade receivables are with hospitals that are dependent upon governmental health care systems in many countries. The current economic conditions in many foreign countries (particularly the recent economic challenges faced by Italy, Spain, Portugal, and Greece), have deteriorated and may continue to increase the average length of time it takes the Company to collect on its outstanding accounts receivable in these countries as certain payment patterns have been impacted. As of January 27, 2012 and April 29, 2011, the Company’s aggregate accounts receivable balance for Italy, Spain, Portugal, and Greece, net of the allowance for doubtful accounts, was $999 million and $952 million, respectively. The Company continues to monitor the creditworthiness of customers located in these and other geographic areas. In the past, accounts receivable balances with certain customers in these countries have accumulated over time and were subsequently settled as large lump-sum payments. Although the Company does not currently foresee a significant credit risk associated with these receivables, repayment is dependent upon the financial stability of the economies of these countries. As of January 27, 2012 and April 29, 2011, no one customer nor any one national health care system represented more than 10 percent of the Company’s outstanding accounts receivable. See “Operations Outside of the United States” in management’s discussion and analysis for further details regarding the concentrations of credit risk in the Company’s trade accounts receivable.

Note 11 – Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

(in millions)	January 27, 2012	April 29, 2011
Finished goods	$1,165	$1,020
Work in process	288	261
Raw materials	366	338
Total	$1,819	$1,619

Note 12 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended January 27, 2012 are as follows:

(in millions)	Cardiac and Vascular Group	Restorative Therapies Group	Total
Balance as of April 29, 2011	$2,662	$6,858	$9,520
Goodwill as a result of acquisitions	—	399	399
Purchase accounting adjustments, net	6	32	38
Currency adjustment, net	(40)	(2)	(42)
Balance as of January 27, 2012	$2,628	$7,287	$9,915

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three months ended January 27, 2012, the Company recorded $9 million in purchase accounting adjustments, net related to the finalization of the valuation of technology-based intangible assets acquired in the Salient acquisition. During the nine months ended January 27, 2012 the Company recorded $38 million in purchase accounting adjustments, net including $29 million in adjustments recorded in the second quarter of fiscal year 2012 primarily related to a valuation correction for the calculation of deferred tax assets associated with net operating losses available to the Company for the fiscal year 2008 acquisition of Kyphon, Inc. (Kyphon).

Balances of intangible assets, excluding goodwill, as of January 27, 2012 and April 29, 2011 are as follows:

(in millions)	Purchased Technology and Patents	Trademarks and Tradenames	Acquired IPR&D	Other	Total
Amortizable intangible assets as of January 27, 2012:
Original cost	$3,609	$373	$369	$147	$4,498
Accumulated amortization	(1,378)	(306)	—	(101)	(1,785)
Carrying value	$2,231	$67	$369	$46	$2,713

Amortizable intangible assets as of April 29, 2011:
Original cost	$3,509	$373	$338	$149	$4,369
Accumulated amortization	(1,261)	(290)	—	(93)	(1,644)
Carrying value	$2,248	$83	$338	$56	$2,725

Amortization expense for the three and nine months ended January 27, 2012 was $84 million and $255 million, respectively, and for the three and nine months ended January 28, 2011 was $86 million and $252 million, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets, excluding any possible future amortization associated with acquired IPR&D, which has not met technological feasibility, is as follows:

(in millions) Fiscal Year	Estimated Amortization Expense
Remaining 2012	$83
2013	319
2014	310
2015	293
2016	281
Thereafter	1,058
Total estimated amortization expense	$2,344

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

Changes in the Company’s product warranties during the nine months ended January 27, 2012 and January 28, 2011 consisted of the following:

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended
(in millions)	January 27, 2012	January 28, 2011
Balance at the beginning of the period	$35	$31
Warranty claims provision	14	19
Settlements made	(19)	(16)
Balance at the end of the period	$30	$34

Note 14 – Interest Expense, Net

Interest income and interest expense for the three and nine months ended January 27, 2012 and January 28, 2011 are as follows:

	Three months ended		Nine months ended
(in millions)	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Interest income	$(56)	$(43)	$(148)	$(122)
Interest expense	89	113	251	332
Interest expense, net	$33	$70	$103	$210

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

Interest expense includes the expense associated with the interest that the Company pays on its outstanding borrowings, including short- and long-term instruments, changes in the fair value of interest rate derivative instruments, and the amortization of debt issuance costs and debt discounts.

Note 15 – Income Taxes

The Company’s effective tax rate from continuing operations for the three and nine months ended January 27, 2012 was 19.75 percent and 18.85 percent, respectively, compared to 8.43 percent and 17.06 percent, respectively, from the same periods of the prior fiscal year. The increase in the Company’s effective tax rate for the three and nine months ended January 27, 2012 was primarily due to the impact of certain litigation charges, net, acquisition related items, and benefits recorded during the prior fiscal year associated with the resolution of U.S. federal and foreign income tax audits and the retroactive renewal and extension of the U.S. federal research and development credit. The prior year benefits were partially offset by an increased tax benefit for the current fiscal year related to a Puerto Rico excise tax, which substantially offsets the corresponding excise tax recorded within other expense in the condensed consolidated statements of earnings.

During the three months ended January 27, 2012, the Company recorded a $4 million net benefit associated with the finalization of certain income tax returns and changes to uncertain tax position reserves. These tax adjustments are operational in nature and are recorded in provision for income taxes on the condensed consolidated statement of earnings.

During the nine months ended January 27, 2012, the Company’s gross unrecognized tax benefits increased from $769 million to $780 million. In addition, the Company has accrued interest and penalties of $108 million as of January 27, 2012. If all of the Company’s unrecognized tax benefits were recognized, approximately $706 million would impact the Company’s effective tax rate. The Company records the gross unrecognized tax benefit as a long-term liability as it does not expect significant payments to occur or the total amount of unrecognized tax benefits to change significantly over the next 12 months.

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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In October 2011, the IRS issued its audit report for fiscal years 2007 and 2008. The Company reached agreement with the IRS on some but not all matters related to these fiscal years. The significant issues that remain unresolved relate to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary in Puerto Rico, and proposed adjustments associated with the tax effects of the Company’s acquisition of Kyphon. Associated with the Kyphon acquisition, Medtronic entered into an intercompany transaction whereby the Kyphon U.S. tangible assets were sold to another wholly-owned subsidiary in a taxable transaction. The IRS has disagreed with the Company’s valuation and proposed that all U.S. goodwill, the value of the ongoing business, and the value of the workforce in place be included in the tangible asset sale. The Company disagrees that these items were sold, as well as with the IRS valuation of these items.

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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
(in millions, except per share data)	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Numerator:
Earnings from continuing operations	$845	$913	$2,527	$2,294
Net earnings	935	924	2,626	2,320
Denominator:
Basic – weighted average shares outstanding	1,054.4	1,073.9	1,058.5	1,079.8
Effect of dilutive securities:
Employee stock options	0.8	0.4	0.7	0.4
Employee restricted stock awards/units	4.8	3.4	4.7	3.1
Other	0.2	0.2	0.2	0.2
Diluted – weighted average shares outstanding	1,060.2	1,077.9	1,064.1	1,083.5

Basic earnings per share:
Earnings from continuing operations	$0.80	$0.85	$2.39	$2.12
Net earnings	0.89	0.86	2.48	2.15
Diluted earnings per share:
Earnings from continuing operations	$0.80	$0.85	$2.37	$2.12
Net earnings	0.88	0.86	2.47	2.14

The calculation of weighted average diluted shares outstanding excludes options for approximately 53 million shares of common stock for both the three and nine months ended January 27, 2012, and approximately 66 million and 62 million for the three and nine months ended January 28, 2011, respectively, because their effect would be anti-dilutive on the Company’s earnings per share. For the three and nine months ended January 27, 2012 and January 28, 2011, common share equivalents related to the Company’s $2.200 billion and $4.400 billion of Senior Convertible Notes, respectively, were anti-dilutive as the market price of the Company’s stock was below the conversion price of the Senior Convertible Notes and, therefore, were excluded from the calculation of weighted average diluted shares.

Note 17 – Comprehensive Income and Accumulated Other Comprehensive Loss

In addition to net earnings, comprehensive income includes changes in currency exchange rate translation adjustments, unrealized gains and losses on currency exchange rate derivative contracts and interest rate derivative instruments qualifying and designated as cash flow hedges, net changes in retirement obligation funded status, and unrealized gains and losses on available-for-sale marketable securities. Comprehensive income for the three months ended January 27, 2012 and January 28, 2011 was $816 million and $1.096 billion, respectively. Comprehensive income for the nine months ended January 27, 2012 and January 28, 2011 was $2.574 billion and $2.402 billion, respectively.

Presented below is a summary of activity for each component of accumulated other comprehensive loss:

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in millions)	Unrealized Gain/(Loss) on Investments	Cumulative Translation Adjustments	Net Change in Retirement Obligations	Unrealized Gain/(Loss) on Derivatives	Accumulated Other Comprehensive Loss
Balance as of April 29, 2011	$196	$443	$(607)	$(257)	$(224)
Other comprehensive income	105	14	8	13	139
Balance as of July 29, 2011	$301	$457	$(599)	$(244)	$(85)
Other comprehensive (loss)/income	(57)	(97)	15	67	(72)
Balance as of October 28, 2011	$244	$360	$(584)	$(177)	$(157)
Other comprehensive (loss)/income	(150)	(85)	15	101	(119)
Balance as of January 27, 2012	$94	$275	$(569)	$(76)	$(276)

Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in non-U.S. subsidiaries. The tax expense on the net unrealized gain on foreign exchange rate derivatives and interest rate derivative instruments for the three and nine months ended January 27, 2012 was $59 million and $106 million, respectively. The tax expense related to the net change in retirement obligations was $6 million and $18 million for the three and nine months ended January 27, 2012. The tax impact on the unrealized gain/(loss) on investments for the three and nine months ended January 27, 2012 was $89 million and $61 million of benefit, respectively.

Note 18 – Stock-Based Compensation

Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.

The following table presents the components and classification of stock-based compensation expense recognized for the three and nine months ended January 27, 2012 and January 28, 2011:

	Three months ended		Nine months ended
(in millions)	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Stock options	$12	$20	$48	$70
Restricted stock awards/units	19	28	66	75
Employee stock purchase plan	3	4	10	11
Total stock-based compensation expense	$34	$52	$124	$156

Cost of products sold	$3	$5	$10	$17
Research and development expense	6	13	22	39
Selling, general, and administrative expense	25	34	92	100
Total stock-based compensation expense	$34	$52	$124	$156

Income tax benefits	(9)	(16)	(35)	(46)

Total stock-based compensation expense, net of tax	$25	$36	$89	$110

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 19 – Retirement Benefit Plans

The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans (post-retirement benefits), defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the plans include the following components for the three and nine months ended January 27, 2012 and January 28, 2011:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Three months ended		Three months ended		Three months ended
(in millions)	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Service cost	$23	$22	$11	$9	$5	$5
Interest cost	22	19	7	6	4	4
Expected return on plan assets	(30)	(26)	(9)	(6)	(4)	(3)
Amortization of net actuarial loss	11	8	1	1	1	1
Net periodic benefit cost	$26	$23	$10	$10	$6	$7

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Nine months ended		Nine months ended		Nine months ended
(in millions)	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Service cost	$69	$66	$33	$27	$15	$15
Interest cost	66	57	21	18	12	12
Expected return on plan assets	(90)	(78)	(27)	(18)	(12)	(9)
Amortization of net actuarial loss	33	24	3	3	3	3
Net periodic benefit cost	$78	$69	$30	$30	$18	$21

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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Litigation with Edwards Lifesciences, Inc.

On March 19, 2010, the U.S. District Court for the District of Delaware added Medtronic CoreValve LLC (CoreValve) as a party to litigation pending between Edwards Lifesciences, Inc. (Edwards) and CoreValve, Inc. In the litigation, Edwards asserted that CoreValve’s transcatheter aortic valve replacement product infringed three U.S. “Andersen” patents owned by Edwards. Before trial, the court granted summary judgment to Medtronic as to two of the three patents. Following a trial, on April 1, 2010 a jury found that CoreValve willfully infringed a claim on the remaining Andersen patent and awarded total lost profit and royalty damages of $74 million. On May 28, 2010, Edwards filed a motion seeking an injunction against CoreValve. On February 7, 2011, the trial court ruled on post-trial motions, denying Edwards’ motions for an injunction, enhanced damages and attorneys’ fees and denying Medtronic’s motions to overturn the jury’s verdict. Medtronic appealed to the U.S. Court of Appeals for the Federal Circuit. Oral argument occurred on January 11, 2012.

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

Sprint Fidelis Product Liability Matters

On October 15, 2007, the Company voluntarily suspended worldwide distribution of its Sprint Fidelis (Fidelis) family of defibrillation leads. Approximately 4,000 lawsuits regarding the Fidelis leads were filed against the Company, including approximately 47 putative class action suits, reflecting a total of approximately 9,000 individual personal injury cases. The Company announced on October 14, 2010 that it had entered into an agreement to settle nearly all U.S. lawsuits as well as certain unfiled claims. The parties subsequently reached an adjusted settlement agreement pursuant to which Medtronic waived its right to cancel the agreement and agreed to pay a total of $221 million to resolve over 14,000 filed and unfiled claims. The Company recorded an expense of $221 million related to probable and reasonably estimated damages under U.S. GAAP in connection with the settlement in fiscal year 2011, and paid out the funds under the settlement in the third quarter of fiscal year 2012.

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

Shareholder Related Matters

On December 10, 2008, the Minneapolis Firefighters’ Relief Association filed a putative class action complaint against the Company and certain current and former officers in the U.S. District Court for the District of Minnesota, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaint alleges that the defendants made false and misleading public statements concerning the INFUSE Bone Graft product which artificially inflated Medtronic’s stock price during the period. On August 21, 2009, plaintiffs filed a consolidated putative class action complaint expanding the class. Medtronic’s motion to dismiss the consolidated complaint was denied on February 3, 2010, and pretrial proceedings are underway. On December 12, 2011, the court granted plaintiffs’ motion for class certification.

The Company has not recorded an expense related to damages in connection with this matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Mirowski

Medtronic is a licensee to the RE 38,119 patent (‘119 Patent) and RE 38,897 patent (‘897 Patent) owned by Mirowski Family Ventures, LLC (Mirowski) relating to the treatment of hemodynamic dysfunction. Medtronic and Mirowski dispute the application of the ‘119 and ‘897 Patents to certain Medtronic cardiac resynchronization products. On December 17, 2007, Medtronic filed an action in U.S. District Court for the District of Delaware seeking a declaration that none of its products infringe any valid claims of either the ‘119 or ‘897 Patents. If certain conditions are fulfilled, the ‘119 and/or ‘897 Patents are determined to be valid and the Medtronic products are found to infringe the ‘119 and/or ‘897 Patents, Medtronic will be obligated to pay royalties to Mirowski based upon sales of certain cardiac resynchronization therapy-defibrillator (CRT-D) products. A bench trial concluded on March 13, 2010. On March 30, 2011, the trial court entered a judgment of non-infringement in Medtronic’s favor. Mirowski has appealed the decision to the U.S. Court of Appeals for the Federal Circuit. As of January 27, 2012, the amount of disputed royalties and interest related to CRT-D products was $119 million. This amount has not been accrued pursuant to U.S. GAAP requirements because the loss is not currently probable.

Other Matters

Pursuant to a settlement agreement with the U.S. Department of Justice, the Company paid out funds from the $24 million reserve taken in fiscal year 2011 relating to an investigation by the U.S. Attorney’s Office for the District of Minnesota of post-market clinical studies at the Cardiac Rhythm Disease Management business unit.

On September 25, 2007 and November 16, 2007, the Company received letters from the U.S. Securities and Exchange Commission (SEC) and U.S. Department of Justice, respectively, requesting information relating to any potential violations of the U.S. Foreign Corrupt Practices Act in connection with the sale of medical devices in several non-U.S. countries. A number of competitors have publicly disclosed receiving similar letters. Subsequently, the SEC and Department of Justice have made additional requests for information from the Company. The Company is fully cooperating with these requests.

In late June 2008, the Company received a subpoena issued by the U.S. Attorney’s Office for the District of Massachusetts pursuant to the Health Insurance Portability & Accountability Act of 1996 (HIPAA), relating to the Company’s marketing of biliary stents. The Company fully cooperated with this inquiry. On February 19, 2010, a complaint asserting similar issues, captioned United States of America ex rel Nowak & Dodd v. Medtronic, was unsealed in the United States District Court for the District of Massachusetts. On July 27, 2011, the court issued an order granting Medtronic’s motion to dismiss one relator’s claims in their entirety and dismissing most of the other relator’s claims. On November 4, 2011, the Company entered into a non-financial settlement with one of the relators, under which he abandoned all of his claims against the Company. On February 9, 2012, the U.S. Attorney’s office for the District of Massachusetts informed the Company that its inquiry into the Company’s marketing of biliary stents was no longer active.

On October 6, 2008, the Company received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts pursuant to HIPAA requesting production of documents relating to Medtronic’s INFUSE Bone Graft product. The Company has since received supplemental subpoenas or document requests in connection with the INFUSE Bone Graft product, including a December 18, 2008 civil investigative demand from the Massachusetts Attorney General’s Office, an October 14, 2011 subpoena issued by the California Attorney General’s office, and several inquiries from the United States Senate Finance Committee. The Company is fully cooperating with these investigations.

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

On September 16, 2009, the Company received a subpoena from the Office of Inspector General for the Department of Health and Human Services in the Eastern District of California requesting production of documents relating to the Company’s cardiac rhythm medical devices, including revenue, sales, marketing, and promotional documents, documents relating to reimbursement communications to customers pertaining to the devices, documents relating to scientific studies and registries pertaining to the devices, and documents relating to payments or items of value provided to customers. The Company is fully cooperating with this inquiry. Allegations relating to post-market clinical studies in this matter were resolved as part of the settlement agreement reached with the U.S. Department of Justice, on behalf of the U.S. Attorney’s Office for the District of Minnesota, in November 2011.

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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On October 14, 2010, the Company received a subpoena issued by the U.S. Attorney’s Office for the Western District of New York pursuant to HIPAA, relating to the Company’s sales, marketing, and reimbursement support practices regarding certain neurostimulation devices. The Company is fully cooperating with this investigation.

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

On August 24, 2011, the Company received a letter from the U.S. Department of Justice requesting information relating to the Company’s practices regarding the replacement of insulin pumps for Medicare beneficiaries. The Company is fully cooperating with this inquiry.

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

Note 21 – Segment and Geographic Information

Segment information

On November 16, 2011, the Company entered into a definitive agreement under which Bain Capital would acquire Physio-Control and related entities. As of January 27, 2012, the results of operations, assets, and liabilities of the Physio-Control business, which were previously presented as a component of the Cardiac and Vascular Group operating segment, are being classified as discontinued operations for all periods presented. On January 30, 2012, the Company completed its sale of Physio-Control. See Note 3 for further information regarding discontinued operations.

The Company’s Cardiac and Vascular Group consists of two businesses: Cardiac Rhythm Disease Management (CRDM) and CardioVascular. The primary products sold by this operating segment include those for cardiac rhythm disorders and cardiovascular disease. The Company’s Restorative Therapies Group consists of four businesses: Spinal, Neuromodulation, Diabetes, and Surgical Technologies. The primary products sold by this operating segment include those for spinal conditions and musculoskeletal trauma, neurological disorders, urological and digestive disorders, diabetes, and ear, nose, and throat conditions.

The Company’s management evaluates performance and allocates resources based on profit and loss from operations before income taxes and interest expense, net, not including special charges, restructuring charges, certain litigation charges, net, acquisition-related items, and certain tax adjustments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 29, 2011.

Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. Net sales and earnings before income taxes by reportable segment are as follows:

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended		Nine months ended
(in millions)	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Cardiac and Vascular Group	$2,029	$1,995	$6,230	$5,925
Restorative Therapies Group	1,889	1,862	5,657	5,416
Total Net Sales	$3,918	$3,857	$11,887	$11,341

	Three months ended		Nine months ended
(in millions)	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Cardiac and Vascular Group	$657	$669	$2,008	$2,081
Restorative Therapies Group	518	500	1,489	1,488
Total Reportable Segments’ Earnings Before Income Taxes	1,175	1,169	3,497	3,569
Certain litigation charges, net	—	(13)	—	(292)
Acquisition-related items	(15)	39	1	—
Interest expense, net	(33)	(70)	(103)	(210)
Corporate	(74)	(128)	(281)	(301)
Earnings From Continuing Operations Before Income Taxes	$1,053	$997	$3,114	$2,766

The following table presents the Company’s net assets by reportable segment. Total net assets of continuing operations exclude net assets held for sale of $161 million and $170 million, respectively, as of January 27, 2012 and April 29, 2011.

(in millions)	January 27, 2012	April 29, 2011
Cardiac and Vascular Group	$7,073	$6,681
Restorative Therapies Group	11,334	10,550
Total Net Assets of Reportable Segments	18,407	17,231
Short-term borrowings	(1,972)	(1,723)
Long-term debt	(8,248)	(8,112)
Corporate	8,821	8,402
Total Net Assets of Continuing Operations	$17,008	$15,798

Geographic information

Net sales to external customers by geography are as follows:

	Three months ended		Nine months ended
(in millions)	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
United States	$2,145	$2,203	$6,530	$6,610
Europe and Canada	1,046	994	3,135	2,822
Asia Pacific	574	524	1,760	1,517
Other Foreign	153	136	462	392
Total Net Sales	$3,918	$3,857	$11,887	$11,341

Note 22 – Subsequent Event

On January 30, 2012, the Company completed the sale of the Physio-Control business to Bain Capital. See Note 3 for further information regarding discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNDERSTANDING OUR FINANCIAL INFORMATION

The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic, Inc. and its subsidiaries (Medtronic or the Company). For a full understanding of financial condition and results of operations, you should read this discussion along with management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended April 29, 2011. In addition, you should read this discussion along with our condensed consolidated financial statements and related Notes thereto as of January 27, 2012.

As of January 27, 2012, the results of operations, assets, and liabilities of the Physio-Control business, which were previously presented as a component of the Cardiac and Vascular Group operating segment, are being classified as discontinued operations. All information in the following management’s discussion and analysis of financial condition and results of operations includes only results from continuing operations (excluding Physio-Control) for all periods presented, unless otherwise noted. For further information regarding discontinued operations, see Note 3 to the current period’s condensed consolidated financial statements.

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

We operate under two reportable segments and two operating segments, the Cardiac and Vascular Group (composed of the Cardiac Rhythm Disease Management (CRDM) and CardioVascular businesses) and the Restorative Therapies Group (composed of the Spinal, Neuromodulation, Diabetes, and Surgical Technologies businesses).

Net earnings (including Physio-Control) for the third quarter of fiscal year 2012 were $935 million, or $0.88 per diluted share, as compared to net earnings of $924 million, or $0.86 per diluted share for the same period in the prior fiscal year, representing an increase of 1 percent and 2 percent, respectively. Net earnings for the three months ended January 27, 2012 included after-tax acquisition-related items, net that decreased net earnings by $15 million ($15 million pre-tax). Net earnings (including Physio-Control) for the three months ended January 28, 2011 included after-tax acquisition-related items, net and certain litigation charges, net that increased net earnings by $38 million ($26 million pre-tax). See further discussion of these items in the “Certain Litigation Charges, Net, Acquisition-Related Items, and Restructuring Charges” section of this management’s discussion and analysis.

Net earnings (including Physio-Control) for the nine months ended January 27, 2012 were $2.626 billion, or $2.47 per diluted share, as compared to net earnings of $2.320 billion, or $2.14 per diluted share for the same period in the prior fiscal year, representing an increase of 13 percent and 15 percent, respectively. Net earnings for the nine months ended January 27, 2012 included after-tax acquisition-related items, net that increased net earnings by $1 million ($1 million pre-tax). Net earnings (including Physio-Control) for the nine months ended January 28, 2011 included after-tax acquisition-related items, net and certain litigation charges, net that decreased net earnings by $267 million ($292 million pre-tax). See further discussion of these items in the “Certain Litigation Charges, Net, Acquisition-Related Items, and Restructuring Charges” section of this management’s discussion and analysis.

The table below illustrates net sales by operating segment for the three and nine months ended January 27, 2012 and January 28, 2011:

	Three months ended			Nine months ended
(dollars in millions)	January 27, 2012	January 28, 2011	% Change	January 27, 2012	January 28, 2011	% Change
Cardiac and Vascular Group	$2,029	$1,995	2%	$6,230	$5,925	5%
Restorative Therapies Group	1,889	1,862	1	5,657	5,416	4
Total Net Sales	$3,918	$3,857	2%	$11,887	$11,341	5%

Net sales for the three and nine months ended January 27, 2012 were $3.918 billion and $11.887 billion, an increase of 2 percent and 5 percent, respectively, from the same periods in the prior fiscal year. Foreign currency translation had a favorable impact of $13 million and $313 million on net sales for the three and nine months ended January 27, 2012, respectively, when compared to the same periods in the prior fiscal year. The net sales increase for the three and nine months ended January 27, 2012 was driven by 2 percent and 5 percent, respectively, in our Cardiac and Vascular Group and 1 percent and 4 percent, respectively, in our Restorative Therapies Group. The Cardiac and Vascular Group’s growth for the three and nine months ended January 27, 2012 resulted from an increase in net sales in Coronary, Structural Heart, Endovascular and Peripheral, CRDM pacing systems, and Atrial Fibrillation (AF) Solutions, partially offset by declines in CRDM defibrillation systems. Our Restorative Therapies Group’s growth for the three and nine months ended January 27, 2012 was due to strong net sales in the Diabetes and Surgical Technologies businesses, as well as solid growth in Neuromodulation, partially offset by weaker net sales in Spinal. See our discussion in the “Net Sales” section of this management’s discussion and analysis for more information on the results of our significant operating segments.

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

Legal Proceedings

We are involved in a number of legal actions involving both product liability and intellectual property disputes. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief (including injunctions barring the sale of products that are the subject of the lawsuit), that could require significant expenditures or result in lost revenues. In accordance with U.S. GAAP, we record a liability in our condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible, but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the condensed consolidated financial statements. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental matters are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, or punitive damages; or could result in a change in business practice. Our significant legal proceedings are discussed in Note 20 to the current period’s condensed consolidated financial statements. While it is not possible to predict the outcome for most of the matters discussed in Note 20 to the current period’s condensed consolidated financial statements, we believe it is possible that costs associated with them could have a material adverse impact on our consolidated earnings, financial position, or cash flows.

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

The Company’s overall tax rate from continuing operations including the tax impact of acquisition-related items has resulted in an effective tax rate of 19.75 and 18.85 percent for the three and nine months ended January 27, 2012, respectively. Excluding the impact of acquisition-related items in the three and nine months ended January 27, 2012, our operational and tax strategies have resulted in a non-GAAP nominal tax rate of 19.46 and 18.85 percent, respectively, versus the U.S. Federal statutory rate of 35.0 percent. An increase in our nominal tax rate of 1 percent would result in an additional income tax provision for the three and nine months ended January 27, 2012 of approximately $11 million and $31 million, respectively. See discussion of the tax rate and the tax adjustments in the “Income Taxes” section of this management’s discussion and analysis.

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

The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our condensed consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. Goodwill was $9.915 billion and $9.520 billion as of January 27, 2012 and April 29, 2011, respectively.

Other intangible assets include patents, trademarks, purchased technology, and IPR&D. Intangible assets with a definite life are amortized on a straight-line or accelerated basis, as appropriate, with estimated useful lives ranging from three to 20 years. We review all intangible assets for impairment annually or as changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable. Other intangible assets, net of accumulated amortization, were $2.713 billion and $2.725 billion as of January 27, 2012 and April 29, 2011, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 2 to the current period’s condensed consolidated financial statements.

DISCONTINUED OPERATIONS

On November 16, 2011, we entered into a definitive agreement under which Bain Capital Partners, LLC (Bain Capital) would acquire Physio-Control and related entities, excluding certain assets and liabilities, for cash in a transaction valued at approximately $405 million excluding potential earn-outs and any working capital adjustments. The working capital adjustment will be adjusted based on the final closing balance sheet in accordance with the agreement. As of January 27, 2012, we classified the results of operations of the Physio-Control business, which were previously presented as a component of the Cardiac and Vascular Group operating segment, as discontinued operations in the condensed consolidated statements of earnings for all periods presented. The assets and liabilities of this business to be sold met the accounting criteria to be classified as held for sale and have been aggregated and reported on separate lines in the condensed consolidated balance sheets for all periods presented. On January 30, 2012, we completed the sale of the Physio-Control business to Bain Capital. For more information regarding discontinued operations, refer to Note 3 to the current period’s condensed consolidated financial statements.

ACQUISITIONS

Nine months ended January 27, 2012

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

Three and nine months ended January 28, 2011

On January 13, 2011, we acquired privately-held Ardian, Inc. (Ardian). We had previously invested in Ardian and held an 11.3 percent ownership position. Ardian develops catheter-based therapies to treat uncontrolled hypertension and related conditions. Total consideration for the transaction was $1.020 billion which includes the estimated fair value of revenue-based contingent consideration of $212 million. The terms of the transaction included an upfront cash payment of $717 million, excluding our pro-rata share in Ardian, plus potential future commercial milestone payments equal to the annual revenue growth beginning in fiscal year 2012 through the end of our fiscal year 2015. We recorded a gain of $85 million on our previously held investment.

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

On June 2, 2010, we acquired substantially all of the assets of Axon Systems, Inc. (Axon), a privately held company. Prior to the acquisition, we distributed a large portion of Axon’s products. We believe this acquisition will allow us to bring to market the next generation of surgeon-directed and professionally supported spinal neuromonitoring technology and expand the availability of this technology. Total consideration for the transaction, net of cash acquired, was $62 million, which includes the settlement of existing Axon debt.

The pro forma impact of the above acquisitions was not significant, individually or in the aggregate, to our results for the three and nine months ended January 27, 2012.

In addition to the acquisitions above, we periodically acquire certain tangible or intangible assets from enterprises that do not otherwise qualify for accounting as a business combination. These transactions are largely reflected in the condensed consolidated statements of cash flows as a component of investing activities under purchases of intellectual property.

NET SALES

The table below illustrates net sales by product line and operating segment for the three and nine months ended January 27, 2012 and January 28, 2011:

	Three months ended			Nine months ended
(dollars in millions)	January 27, 2012	January 28, 2011	% Change	January 27, 2012	January 28, 2011	% Change
Defibrillation Systems	$674	$735	(8)%	$2,078	$2,202	(6)%
Pacing Systems	467	450	4	1,485	1,395	6
AF and Other	51	36	42	149	98	52
CARDIAC RHYTHM DISEASE MANAGEMENT	1,192	1,221	(2)	3,712	3,695	—
Coronary	382	370	3	1,148	1,062	8
Structural Heart	265	241	10	806	703	15
Endovascular and Peripheral	190	163	17	564	465	21
CARDIOVASCULAR	837	774	8	2,518	2,230	13
TOTAL CARDIAC AND VASCULAR GROUP	2,029	1,995	2	6,230	5,925	5
Core Spinal	596	626	(5)	1,837	1,882	(2)
Biologics	188	235	(20)	611	658	(7)
SPINAL	784	861	(9)	2,448	2,540	(4)
NEUROMODULATION	419	401	4	1,237	1,159	7
DIABETES	367	341	8	1,089	979	11
SURGICAL TECHNOLOGIES	319	259	23	883	738	20
TOTAL RESTORATIVE THERAPIES GROUP	1,889	1,862	1	5,657	5,416	4
TOTAL	$3,918	$3,857	2%	$11,887	$11,341	5%

Net sales for the three and nine months ended January 27, 2012 were favorably impacted by foreign currency translation of $13 million and $313 million, respectively, when compared to the same periods of the prior fiscal year. The primary exchange rate movements that impacted our consolidated net sales growth were the U.S. dollar as compared to the Euro and the Japanese Yen. The impact of foreign currency fluctuations on net sales was not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” and Note 10 to the current period’s condensed consolidated financial statements for further details on currency exchange rate derivative instruments and our related risk management strategies.

Cardiac and Vascular Group

The Cardiac and Vascular Group is composed of the CRDM and CardioVascular businesses. The Cardiac and Vascular Group’s products include pacemakers, implantable defibrillators, leads and delivery systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with CRDM devices, coronary and peripheral stents and related delivery systems, therapies for uncontrolled hypertension, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group’s net sales for the three and nine months ended January 27, 2012 were $2.029 billion and $6.230 billion, an increase of 2 percent and 5 percent, respectively, over the same periods in the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three and nine months ended January 27, 2012 of approximately $6 million and $203 million, respectively, when compared to the same periods in the prior fiscal year. The Cardiac and Vascular Group’s growth for the three and nine months ended January 27, 2012 was a result of strong sales in Coronary, Structural Heart, Endovascular and Peripheral, CRDM pacing systems, and AF Solutions, partially offset by a decline in CRDM defibrillation systems. Cardiac and Vascular Group’s performance was impacted by new products, the continued macroeconomic downturn, pricing pressures due to competition, slowing of certain market growth rates, the implantable cardioverter defibrillator (ICD) utilization article in the January 2011 Journal of the American Medical Association, the hospital investigation by the U.S. Department of Justice, and the continued trend of increased hospital ownership of physician practices. See the more detailed discussion of each business’s performance below.

CRDM net sales for the three and nine months ended January 27, 2012 were $1.192 billion and $3.712 billion, a decrease of 2 percent and flat, respectively, when compared to the same periods in the prior fiscal year. Net sales of our defibrillation system products for the three and nine months ended January 27, 2012 declined primarily due to the continued decline in the U.S. market, which affected procedure volumes and pricing. The U.S. market was impacted by a number of factors, including the ICD utilization article in the January 2011 Journal of the American Medical Association, the hospital utilization investigation by the U.S. Department of Justice, and the continued trend of increased hospital ownership of physician practices. The decline in net sales of our defibrillation system products was partially offset by net sales growth from the Protecta SmartShock (Protecta) family of devices, which were launched in the U.S. during the fourth quarter of fiscal year 2011. Net sales of our pacing system products for the three and nine months ended January 27, 2012 increased primarily due to growth in the U.S. for the Revo Magnetic Resonance Imaging (MRI) SureScan pacing system, which was launched in the fourth quarter of fiscal year 2011. Additionally, worldwide net sales of our AF Solutions products for the three and nine months ended January 27, 2012 increased primarily due to the continued acceptance in the U.S. and in certain international markets of the Arctic Front Cardiac CryoAblation Catheter system (Arctic Front system), which was launched in the U.S. in the third quarter of fiscal year 2011.

CardioVascular net sales for the three and nine months ended January 27, 2012 were $837 million and $2.518 billion, an increase of 8 percent and 13 percent, respectively, over the same periods in the prior fiscal year. The increase in CardioVascular net sales for the three and nine months ended January 27, 2012 was primarily due to growth outside the U.S. in our Coronary, Structural Heart, and Endovascular and Peripheral businesses. The primary contributors to net sales growth were driven by the Resolute Integrity drug-eluting coronary stent outside the U.S. within Coronary, and the continued acceptance outside the U.S. of our CoreValve transcatheter valve within Structural Heart. Within Endovascular and Peripheral, the Endurant Abdominal and Valiant Captivia Thoracic Stent Graft System continues to perform well outside the U.S. and the Endurant Abdominal Stent Graft System continues to perform well in the U.S. Additionally, for the nine months ended January 27, 2012, the acquisitions of Ardian, which was acquired in January 2011, and ATS Medical contributed to the overall growth in net sales of the CardioVascular business.

Looking ahead, we expect our Cardiac and Vascular Group could be impacted by the following:

•

The slowdown in certain market growth rates. Our performance in the Cardiac and Vascular Group has been and will continue to be affected by continued market growth rates and our ability to increase or maintain our market position. The current Cardiac and Vascular Group market is impacted by increasing pricing pressures, competition, and slowing procedure growth.

•

The recent slowdown in market growth rates for our U.S. defibrillation system products. We believe the U.S. market could continue to be impacted by the ICD utilization article in the January 2011 Journal of the American Medical Association, the hospital utilization investigation by the U.S. Department of Justice, and the continued trend of increased hospital ownership of physician practices.

•

Continued market acceptance of our Protecta family of devices, which was launched in the U.S. in the fourth quarter of fiscal year 2011. The Protecta portfolio leverages the already established Vision 3D platform to deliver a full suite of single, dual, and triple chamber defibrillators that include SmartShock Technology, a family of new Medtronic-exclusive algorithms that reduces the delivery of inappropriate shocks, which is a leading clinical request from physicians.

•

Continued and future growth of the first pacing system developed specifically for use in MRI machines. During the fourth quarter of fiscal year 2010 we launched Advisa MRI SureScan, our next generation MRI pacing system in Europe and, early in the fourth quarter of fiscal year 2011, we received U.S. Food and Drug Administration (FDA) approval for the Revo MRI SureScan, our first generation MRI pacing system in the U.S. Both Advisa MRI SureScan and Revo MRI SureScan are designed to address and mitigate interactions between the pacing system and the magnetic resonance imaging environment. We believe that these MRI compatible products will continue to protect recent share gains and alleviate pricing pressures.

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

•

Future and continued acceptance of the Resolute Integrity drug-eluting coronary stent and the Integrity bare metal stent. The Resolute Integrity drug-eluting coronary stent was launched in the U.S. in February 2012 and in Europe in August 2010. The Integrity platform features a laser-fused sinusoidal technology that is designed to significantly improve flexibility and conformability compared to the Driver stent and other technologies. While the global stent market continues to experience year-over-year declines, to date we have been successful in gaining share with this stent platform in those geographies where the product has been approved.

•

Continued integration of Ardian, which was acquired in January 2011. Ardian develops catheter-based therapies to treat uncontrolled hypertension and related conditions. Ardian’s Symplicity Catheter System addresses uncontrolled hypertension through renal denervation, or ablation of the nerves lining the renal arteries. It has received Conformité Européene (CE) Mark approval and Australia’s Therapeutic Goods Administration listing. We believe this acquisition offers the opportunity to lead the development of renal denervation, augments our existing interventional therapies, and complements our catheter design and ablation technologies.

•

Future growth in Japan from the Endurant Abdominal Aortic Aneurysm (AAA) Stent Graft System. The Endurant AAA Stent Graft System received PMDA approval and was launched in Japan during the third quarter of fiscal year 2012.

•

Continued acceptance in major markets around the world, including the U.S., Europe, and Japan from the Talent Thoracic Stent Graft System, our next generation Endurant Abdominal Stent Graft System, and our Valiant Captivia Thoracic Stent Graft System. In the U.S., the Talent Thoracic Stent Graft System, on an improved delivery system, Captivia, was launched in the third quarter of fiscal year 2011.

•

Continued acceptance of our CoreValve transcatheter heart valve technologies for the replacement of the aortic valve. The CoreValve System has received CE Mark approval and is currently available outside the U.S. The CoreValve 31 millimeter received CE Mark approval in the first quarter of fiscal year 2012 and we continue to expect CE Mark approval for our CoreValve 23 millimeter this spring. Additionally, we continue to make progress on the CoreValve U.S. pivotal study; we finished enrollment in the extreme risk arm and expect to finish enrollment in the high risk arm by next summer. Also, we started our CoreValve pivotal trial in Japan during November 2011.

Restorative Therapies Group

The Restorative Therapies Group is composed of the Spinal, Neuromodulation, Diabetes, and Surgical Technologies businesses. Products in the Restorative Therapies Group include products for various areas of the spine, bone graft substitutes, biologic products, implantable neurostimulation therapies and drug delivery devices for the treatment of chronic pain, movement disorders, obsessive-compulsive disorder (OCD), overactive bladder, urinary retention, fecal incontinence and gastroparesis, external insulin pumps, subcutaneous continuous glucose monitoring (CGM) systems, products to treat conditions of the ear, nose, and throat, and advanced energy products. Additionally, this group manufactures and sells primarily image-guided surgery and intra-operative imaging systems. The Restorative Therapies Group’s net sales for the three and nine months ended January 27, 2012 were $1.889 billion and $5.657 billion, an increase of 1 percent and 4 percent, respectively, when compared to the same periods in the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three and nine months ended January 27, 2012 of approximately $7 million and $110 million, respectively, when compared to the same periods in the prior fiscal year. The Restorative Therapies Group’s growth for the three and nine months ended January 27, 2012 was primarily a result of strong net sales in Diabetes and Surgical Technologies, as well as solid growth in Neuromodulation, partially offset by weaker net sales in Spinal. The Restorative Therapies Group’s performance was impacted by the recent launch of notable products, sales force expansion, the acquisitions of Salient and PEAK in the second quarter of fiscal year 2012, the continued macroeconomic downturn, continued heightened payor scrutiny, competition, and the continued trend of increased hospital ownership of physician practices. See the more detailed discussion of each business’s performance below.

Spinal net sales for the three and nine months ended January 27, 2012 were $784 million and $2.448 billion, a decrease of 9 percent and 4 percent, respectively, when compared to the same periods in the prior fiscal year. Spinal’s performance for the three and nine months ended January 27, 2012 was negatively impacted by a decrease in the number of spinal procedures as certain patients are postponing elective procedures due to current macroeconomic factors, continued pricing and competitive procedures, and a challenging reimbursement environment in many of our major markets. More specifically, the decline in Spinal’s sales for the three and nine months ended January 27, 2012 was due to a decline in sales of Core Spinal, which was primarily due to negative performance in core metal constructs and Kyphon Balloon Kyphoplasty (BKP) products. BKP’s sales declined 7 percent for both the three and nine months ended January 27, 2012, when compared to the the same periods in the prior fiscal year. The decline in BKP sales was due to the continued decrease in demand and competitive pricing pressures. The negative performance in Core Spinal was partially offset by growth from the ongoing launch of new product lines, including Solera, Vertex Select, and Atlantis Vision Elite cervical plates. Biologics also negatively impacted Spinal’s performance for the three and nine months ended January 27, 2012, primarily due to the decline in sales of INFUSE Bone Graft, which declined 26 percent and 16 percent, respectively, over the same periods in the prior fiscal year. The decline in INFUSE Bone Graft sales was primarily driven by the June 2011 articles in The Spine Journal as further described below. Partially offsetting the negative performance in Biologics is positive performance from our acquisition of Osteotech, which was acquired in the third quarter of fiscal year 2011. Furthermore, Spinal net sales were positively impacted for the three and nine months ended January 27, 2012 by growth outside the U.S., including the benefit from the joint venture with Shandong Weigao Group Medical Polymer Company Limited (Weigao). The joint venture distributes Medtronic’s spinal products in the premium segment and Weigao’s spinal and orthopedic products in the value and economic segment in China.

Neuromodulation net sales for the three and nine months ended January 27, 2012 were $419 million and $1.237 billion, an increase of 4 percent and 7 percent, respectively, over the same periods in the prior fiscal year. The increase in net sales for the three and nine months ended January 27, 2012 was primarily due to the growth of InterStim Therapy for overactive bladder, urinary retention and bowel control, Synchromed II drug pumps for pain and spasticity relief, and Activa PC and RC deep brain stimulation (DBS) systems for movement disorders,

Diabetes net sales for the three and nine months ended January 27, 2012 were $367 million and $1.089 billion, an increase of 8 percent and 11 percent, respectively, over the same periods in the prior fiscal year. The increase in net sales for the three and nine months ended January 27, 2012 was led by international sales growth of 16 percent and 22 percent, respectively, over the same periods in the prior fiscal year. For the three and nine months ended January 27, 2012 net sales growth was the result of continued demand in certain markets outside the U.S. for our MiniMed Paradigm Veo System (Veo) and in CGM from our recently launched Enlite sensor.

Surgical Technologies net sales for the three and nine months ended January 27, 2012 were $319 million and $883 million, an increase of 23 percent and 20 percent, respectively, over the same periods in the prior fiscal year. The increase in net sales for the three and nine months ended January 27, 2012 was driven by strong performance worldwide across the portfolio of ENT, Power Systems, and Navigation product lines, as well as growth across capital equipment, disposables, and service. Additionally, net sales for the three and nine months ended January 27, 2012 were positively impacted by the acquisitions of Salient and PEAK (Advanced Energy business) that were acquired in the second quarter of fiscal year 2012.

Looking ahead, we expect our Restorative Therapies Group could be impacted by the following:

•

Growth of the various markets and our ability to grow consistently within those markets. Our performance in the Restorative Therapies Group has been and will continue to be affected by continued market growth and our ability to increase or maintain our market position. The current Restorative Therapies Group market is impacted by growth in procedural volumes partially offset by increasing pricing pressures and competition.

•

Market acceptance of innovative new products, including the Vertex Select product line, which was launched in the first quarter of fiscal year 2011, and our new Solera product line. During the fourth quarter of fiscal year 2011, we ramped up our launch of the Solera 4.75 system with a full market release. Additionally, in the second quarter of fiscal year 2012 we had a limited launch of Solera Sextant, our minimally invasive product and are currently in the process of rolling out Solera 5.5/6.0 to address the complex/deformity segment, as well as POWEREASE, a powered instrument solution for Solera.

•

Continued market penetration and differentiation with our BKP technology. Additionally, two new competitors entered the U.S. marketplace in fiscal year 2011 and we anticipate additional competitors to enter in the future, while numerous competitors offer alternatives in Europe.

•

Market acceptance of new high pressure BKP balloons and syringes, curettes, and fixation materials in the Spinal business, which were launched in fiscal year 2011. We expect a positive impact over time from the improvement in certain international markets, such as Japan. Market growth potential in Japan will be dependent upon additional investment and development by market participants. We launched the Xpander II balloon in the U.S. late in the first quarter of fiscal year 2012. Additionally, we remain focused on generating evidence to support the clinical and economic benefits for BKP.

•	Expected future growth opportunities in our Biologics business, excluding INFUSE, driven by our acquisition of Osteotech, which closed in the third quarter of fiscal year 2011.

•

We continue to seek the FDA’s approval to market our new bone graft product, AMPLIFY rhBMP-2 Matrix (AMPLIFY) for single-level, posterolateral spinal fusion procedures in patients with degenerative disc disease. In the third quarter of fiscal year 2011, the FDA sent us a letter advising that the FDA was not able to approve AMPLIFY at that time without additional information from us. In a letter dated December 2, 2011, the agency upheld its initial decision but invited us to submit further information in support of the application. We remain in active dialogue with the FDA to address its issues and are hopeful that the FDA will ultimately approve AMPLIFY.

•

Spinal sales growth was negatively impacted from the June 2011 articles in The Spine Journal and by inquiries from governmental authorities, relating to our INFUSE Bone Graft product. The Spine Journal articles suggested that some physicians’ peer-reviewed studies may have underreported complications and adverse events associated with INFUSE. These articles did not question the integrity of the data provided by Medtronic to the FDA for product approval or the disclosure of safety issues on the product’s Instructions for Use for approved indications. Medtronic believes that the safety data reported to the FDA supports the safe use of INFUSE Bone Graft for the approved indications. However, because questions have been raised about the peer-reviewed literature, we announced in August 2011 that we have given a grant to Yale University to oversee two independent, systematic reviews of all INFUSE-related clinical data. We expect results of the reviews to be concluded in the next fiscal year and we will make all of the INFUSE clinical data and results available to medical researchers. INFUSE Bone Graft global net sales have declined 26 percent as reported in the third quarter of fiscal year 2012.

•

Continued and future acceptance of our current indications for Medtronic DBS Therapy for the treatment of movement disorders, Epilepsy (approved in Europe) and OCD. The DBS Therapy portfolio includes Activa PC, our small and advanced primary cell battery, and Activa RC, a rechargeable DBS device. Additionally, Activa SC, a single-channel primary cell device, was approved in the U.S. and Europe in fiscal year 2011 and we expect to launch in Japan during the fourth quarter of fiscal year 2012.

•

Continued acceptance of InterStim Therapy for the treatment of the symptoms of overactive bladder, urinary retention, and bowel control. InterStim Therapy for Bowel Control is approved in Europe and launched in the U.S. during the first quarter of fiscal year 2012.

•

Future and continued acceptance of the RestoreSensor, which is currently available in certain international markets and was just recently approved by the FDA, as well as Japan’s regulatory body, late in the third quarter of fiscal year 2012. RestoreSensor is a neurostimulator for chronic pain that automatically adjusts to the patients’ position changes. We were unable to fully launch this product in the U.S. until the last week of the third quarter of fiscal year 2012 due to a supply disruption resulting from the flooding in Thailand, but are now fully able to meet demand and are actively marketing this product.

•

Continued acceptance from both physicians and patients of insulin-pump therapy and CGM therapy and continued acceptance and improved reimbursement of CGM technologies. The Veo insulin pump is available in certain international markets and offers low-glucose suspend, which assists in protecting against the risk of hypoglycemia by automatically suspending insulin delivery when glucose falls below a specified threshold set by the user. In addition, the Revel insulin pump is available in the U.S., extending our line of sensor-augmented therapy options available on the market. Additionally, the Enlite sensor was launched in certain international markets in the fourth quarter of fiscal year 2011 and we are actively pursuing regulatory approval for the U.S.

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

•	Continued acceptance of the Surgical Technologies StealthStation S7 and O-Arm Imaging Systems, especially with Synergy Spine 2.0 and the O-Arm 3.1.4.

•	Continued acceptance of the Surgical Technologies NIM 3.0 Nerve Monitoring System.

COSTS AND EXPENSES

The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended		Nine months ended
	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Cost of products sold	23.8%	24.2%	23.9%	23.7%
Research and development	9.3	9.4	9.2	9.6
Selling, general, and administrative	35.0	35.4	35.0	35.5
Certain litigation charges, net	—	0.3	—	2.6
Acquisition-related items	0.4	(1.0)	—	—
Amortization of intangible assets	2.1	2.2	2.1	2.2
Other expense	1.7	1.7	2.7	0.2
Interest expense, net	0.8	1.8	0.9	1.9

Cost of Products Sold

Cost of products sold for the three and nine months ended January 27, 2012, as a percent of net sales, decreased 0.4 of a percentage point for the three months ended January 27, 2012 to 23.8 and increased 0.2 of a percentage point for the nine months ended January 27, 2012 to 23.9. Cost of products sold as a percent of net sales in the three months ended January 27, 2012 was positively impacted by 0.3 of a percentage point of favorable currency impact and by 0.1 of a percentage point of favorable spending. Cost of products sold as a percent of net sales in the nine months ended January 27, 2012 was negatively impacted by 0.5 of a percentage point of unfavorable manufacturing spending impact primarily driven by unfavorable manufacturing variances, manufacturing support, and freight, and 0.2 of a percentage point of unfavorable variance due to a shift in certain product mix, partially offset by 0.5 of a percentage point of favorable currency impact. As we continue to execute on our long-term broad initiative to reduce our cost of products sold, we recently commenced a new program targeting to reduce cost of products sold by 25 percent over the next five years.

Research and Development

Consistent with prior periods, we have continued to invest in new technologies to drive long-term future growth by spending aggressively on research and development efforts. For the three and nine months ended January 27, 2012, research and development spending was $364 million and $1.097 billion, or 9.3 percent and 9.2 percent of net sales, respectively. For the three and nine months ended January 27, 2012, research and development decreased 0.1 and 0.4 of a percentage point, respectively, as compared to the same periods of the prior fiscal year.

We remain committed to developing technological enhancements and new indications for existing products, and less invasive and new technologies for new and emerging markets to address unmet medical needs. That commitment leads to our initiation and participation in many clinical trials each fiscal year as the demand for clinical and economic evidence remains high. Furthermore, we expect our development activities to help reduce patient care costs and the length of hospital stays in the future. In addition to our investment in research and development, we continue to access new technologies in areas served by our existing businesses, as well as in new areas, through acquisitions, licensing agreements, alliances, and certain strategic equity investments.

Selling, General, and Administrative

Selling, general, and administrative expense for the three and nine months ended January 27, 2012 was $1.371 billion and $4.161 billion, respectively, which as a percent of net sales decreased by 0.4 and 0.5 of a percentage point, respectively, to 35.0 percent for both periods, as compared to the same periods of the prior fiscal year. For the three and nine months ended January 27, 2012, selling, general, and administrative expense was positively impacted by our continued focus on several initiatives to leverage our expenses while continuing to invest in new product launches and adding to our sales force in faster growing businesses and geographies. The impact of these initiatives was partially offset in the three and nine months ended January 27, 2012 by incremental bad debt expense in our Diabetes business and in Italy. For the three and nine months ended January 28, 2011, selling, general, and administrative expense was negatively affected by recent acquisitions, executive separation costs, and additional bad debt reserves in Greece and Russia.

Certain Litigation Charges, Net, Acquisition-Related Items, and Restructuring Charges

Certain litigation charges, net and acquisition-related items for the three and nine months ended January 27, 2012 and January 28, 2011 were as follows:

	Three months ended		Nine months ended
(in millions)	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Certain litigation charges, net	$—	$13	$—	$292
Acquisition-related items	15	(39)	(1)	—
Net tax impact of certain litigation charges, net and acquisition-related items	—	(12)	—	(25)
Total certain litigation charges, net and acquisition-related items, net of tax	$15	$(38)	$(1)	$267

Certain Litigation Charges, Net

We classify material litigation reserves and gains recognized as certain litigation charges, net. During the three and nine months ended January 27, 2012, there were no certain litigation charges, net.

During the three months ended January 28, 2011, we recorded certain litigation charges, net of $13 million related to a charge for Other Matters litigation.

During the nine months ended January 28, 2011, we recorded certain litigation charges, net of $292 million related primarily to a settlement involving the Sprint Fidelis family of defibrillation leads and charges for Other Matters litigation. The Sprint Fidelis settlement related to the resolution of certain outstanding product liability litigation related to the Sprint Fidelis family of defibrillation leads that were subject to a field action announced October 15, 2007. The parties subsequently reached an adjusted settlement agreement to pay a total of $221 million to resolve over 14,000 filed and unfiled claims and we paid out the settlement in the third quarter of fiscal year 2012. We also paid out the settlement in the third quarter of fiscal year 2012 from the reserve taken in fiscal year 2011 for the Other Matters litigation. See Note 20 to the current period’s condensed consolidated financial statements for additional information.

Acquisition-Related Items

During the three months ended January 27, 2012, we recorded net charges from acquisition-related items of $15 million related to the change in fair value of contingent milestone payments associated with acquisitions subsequent to April 29, 2009. These amounts are included within acquisition-related items in the condensed consolidated statement of earnings.

During the three months ended January 28, 2011, we recorded an IPR&D and certain acquisition-related costs, net gain of $39 million. This net gain is comprised of an $85 million gain resulting from the acquisition of Ardian partially offset by $31 million of certain acquisition-related costs related to the acquisitions of Osteotech and Ardian, and $15 million of IPR&D charges related to asset purchases in the CardioVascular and Surgical Technologies businesses. As a result of the Ardian acquisition, and in accordance with authoritative guidance, Medtronic recognized an $85 million gain related to its previously held 11.3 percent ownership position. The acquisition-related costs included severance costs, change in control costs, banker fees, legal fees, other professional service fees, and contract termination costs that were expensed in the period. In the above IPR&D charges, product commercialization had not yet been achieved. As a result, in accordance with authoritative guidance these charges were immediately expensed as IPR&D since technological feasibility had not yet been reached and such technology has no future alternative use.

During the nine months ended January 27, 2012, we recorded a net gain from acquisition-related items of $1 million. In connection with the acquisitions of Salient and PEAK, we recognized gains of $32 million and $6 million, respectively, on our previously held investments. In connection with these acquisitions, we began to assess and formulate a plan for the elimination of duplicative positions and the termination of certain contractual obligations. As a result, we incurred approximately $5 million of certain acquisition-related costs, which included legal fees, severance costs, change in control costs, and contract termination costs. Additionally, we recorded $32 million of charges related to the change in fair value of contingent milestone payments associated with acquisitions subsequent to April 29, 2009. These amounts are included within acquisition-related items in the condensed consolidated statement of earnings.

During the nine months ended January 27, 2012, we reclassified $12 million of Physio-Control divestiture-related costs previously recorded in acquisition-related items within continuing operations on the condensed consolidated statements of earnings in the first and second quarters of fiscal year 2012 to discontinued operations.

During the nine months ended January 28, 2011, we incurred IPR&D and certain acquisition-related costs with a net $0 impact on net earnings. In addition to the items discussed above, we recorded a $15 million IPR&D charge related to a milestone payment under the existing terms of a royalty bearing, non-exclusive patent cross-licensing agreement with NeuroPace, Inc. (NeuroPace) and $24 million of certain acquisition-related costs related to the acquisition of ATS Medical, which offset the net $39 million gain recorded during the three months ended January 28, 2011. Product commercialization related to the NeuroPace technology had not yet been achieved. As a result, in accordance with authoritative guidance the payment was immediately expensed as IPR&D since technological feasibility had not yet been reached and such technology has no future alternative use. The acquisition-related costs included legal fees and severance costs, change in control costs, and contract termination costs that were expensed in the period.

Restructuring

 During the three and nine months ended January 27, 2012, we did not incur any restructuring charges.

Fiscal Year 2011 Initiative

In the fourth quarter of fiscal year 2011, we recorded a $272 million restructuring charge (including $2 million of restructuring charges related to the Physio-Control business), which consisted of employee termination costs of $177 million, asset write-downs of $24 million, contract termination fees of $45 million, and other related costs of $26 million. The fiscal year 2011 initiative was designed to restructure the business to align its cost structure to current market conditions and continue to position us for long-term sustainable growth in emerging markets and new technologies. Included in the $177 million of employee termination costs were severance and the associated costs of continued medical benefits and outplacement services, as well as $15 million of incremental defined benefit pension and post-retirement related expenses for employees that accepted voluntary early retirement packages. Of the $24 million of asset write-downs, $11 million related to inventory write-offs of discontinued product lines and production-related asset impairments, and therefore, was recorded within cost of products sold in the consolidated statement of earnings. Additionally, included in the other related costs was a $19 million intangible asset impairment related to the discontinuance of a product line within the CardioVascular business.

In connection with the fiscal year 2011 initiative, as of the end of the fourth quarter of fiscal year 2011, we had identified approximately 2,100 net positions (including 55 net positions at Physio-Control) for elimination to be achieved through voluntary early retirement packages offered to employees, voluntary separation, and involuntary separation. Of the 2,100 net positions identified, approximately 1,800 positions have been eliminated as of January 27, 2012. The fiscal year 2011 initiative is scheduled to be substantially complete by the end of the fourth quarter of fiscal year 2012 and is expected to produce annualized operating savings of approximately $225 to $250 million. These savings will arise mostly from reduced compensation expense.

Amortization of Intangible Assets

Amortization of intangible assets includes the amortization expense of our definite lived intangible assets consisting of patents, trademarks, tradenames, purchased technology, and other intangible assets. For the three and nine months ended January 27, 2012, amortization expense was $84 million and $255 million, respectively, as compared to $86 million and $252 million for the same periods of the prior fiscal year. The $2 million decrease in amortization expense for the three months ended January 27, 2012 was primarily due to certain intangible assets that became fully amortized, thereby reducing ongoing amortization expense, partially offset by amortization expense related to the fiscal year 2011 acquisition of Ardian and the second quarter fiscal year 2012 acquisitions of Salient and PEAK. The $3 million increase in amortization expense for the nine months ended January 27, 2012 was primarily due to intellectual property purchased in conjunction with the fiscal year 2011 acquisitions of ATS Medical, Osteotech, and Ardian and the second quarter fiscal year 2012 acquisitions of Salient and PEAK, partially offset by certain intangible assets that became fully amortized, thereby reducing ongoing amortization expense.

Other Expense

Other expense includes royalty income and expense, realized equity security gains and losses, realized foreign currency transactions and derivative gains and losses, impairment charges on equity securities, and the Puerto Rico excise tax. For the three and nine months ended January 27, 2012, other expense was $67 million and $316 million, respectively, compared to $67 million and $18 million, respectively, for the same periods in the prior fiscal year. Total foreign currency losses recorded in other expense for the third quarter of fiscal year 2012 were $33 million compared to losses of $15 million in the same period of the prior fiscal year. The increases in hedging losses were primarily offset by realized gains of $17 million on certain available-for-sale marketable equity securities in the third quarter of fiscal year 2012. Also contributing to the net change in other expense was a full quarter of Puerto Rico excise tax of $21 million for the third quarter of fiscal year 2012 compared to $9 million, which represented only one month of excise tax, for the prior year period. The resulting year-over-year increase in excise taxes is partially offset by decreased spine royalty expenses driven by lower volumes in the quarter ended January 27, 2012. The Puerto Rico excise tax was substantially offset by a corresponding tax benefit which was recorded within provision for income taxes in the condensed consolidated statements of earnings. The increase in other expense of $298 million for the nine months ended January 27, 2012 was primarily due to the impact of foreign currency gains and losses. Total foreign currency losses recorded in the nine months ended January 27, 2012 were $181 million compared to gains of $88 million in the same period of the prior fiscal year. Also contributing to the year-over-year increase in other expense was $77 million related to Puerto Rico excise tax for the first nine months of fiscal year 2012 compared to $9 million for the prior year period. The Puerto Rico excise tax was substantially offset by a corresponding tax benefit which was recorded within provision for income taxes in the condensed consolidated statements of earnings.

Interest Expense, Net

Interest expense, net includes interest earned on our cash and cash equivalents, short- and long-term investments, interest paid on our borrowings, amortization of debt issuance costs and debt discounts, the net realized and unrealized gain or loss on trading securities, changes in the fair value of interest rate derivative instruments, and the net realized gain or loss on the sale or impairment of available-for-sale debt securities. For the three and nine months ended January 27, 2012, we had interest expense, net of $33 million and $103 million, respectively, compared to interest expense, net of $70 million and $210 million for the same periods of the prior fiscal year. The decreases in interest expense, net during the three and nine months ended January 27, 2012 were primarily the result of decreased interest expense due to lower interest rates on our outstanding debt in comparison to fiscal year 2011 and reduced debt discount amortization due to repayment of $2.200 billion of Senior Convertible Notes in April 2011. Additionally, interest income for the three and nine months ended January 27, 2012 increased due to an additional $1.5 billion of long-term investments in comparison to the same period of fiscal year 2011 as we continue to reinvest a portion of our cash and investment portfolio into securities with longer maturities to take advantage of higher interest rates.

Medical Device Excise Tax

The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 imposes significant new taxes on medical device makers in the form of a 2.3 percent excise tax on U.S. medical device sales, with certain exemptions, begins in January 2013. Based upon current market size, we estimate that our annual excise tax fee is within the range of $125 to $175 million after tax.

INCOME TAXES

	Three months ended		Nine months ended
(dollars in millions)	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
Provision for income taxes	$208	$84	$587	$472
Effective tax rate	19.75%	8.43%	18.85%	17.06%
Impact of certain litigation charges, net and acquisition-related items	(0.29)	1.38	—	(0.84)
Non-GAAP nominal tax rate (1)	19.46%	9.81%	18.85%	16.22%

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

Our effective tax rate from continuing operations for the three and nine months ended January 27, 2012 was 19.75 percent and 18.85 percent, respectively, compared to 8.43 percent and 17.06 percent, respectively, from the same periods of the prior fiscal year. The increase in our effective tax rate for the three and nine months ended January 27, 2012 was primarily due to the impact of certain litigation charges, net, acquisition related items, and benefits recorded during the prior fiscal year associated with the resolution of U.S. federal and foreign income tax audits and the retroactive renewal and extension of the U.S. federal research and development credit. The prior year benefits were partially offset by an increased tax benefit for the current fiscal year related to a Puerto Rico excise tax, which substantially offsets the corresponding excise tax recorded within other expense in the condensed consolidated statements of earnings. Our non-GAAP nominal tax rate for the three and nine months ended January 27, 2012 was 19.46 percent and 18.85 percent, respectively, compared to 9.81 percent and 16.22 percent for the same periods of the prior fiscal year. The increase in our non-GAAP nominal tax rate for the three and nine months ended January 27, 2012 as compared to the same periods of the prior fiscal year was primarily due to benefits recorded during the prior fiscal year associated with the resolution of U.S. federal and foreign income tax audits and the retroactive renewal and extension of the U.S. federal research and development credit. The prior year benefits were partially offset by an increased tax benefit for the current fiscal year related to a Puerto Rico excise tax.

We recorded an effective tax rate from discontinued operations of 45.45 percent in the third quarter of fiscal year 2012. In addition, we recorded an $84 million deferred tax benefit associated with the book to tax basis difference with respect to our investment in Physio-Control. In the fourth quarter of fiscal year 2012 when we record the Physio-Control disposition, we will be required to write off the deferred tax asset with a corresponding deferred income tax expense.

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

In October 2011, the IRS issued its audit report for fiscal years 2007 and 2008. We reached agreement with the IRS on some but not all matters related to these fiscal years. The significant issues that remain unresolved relate to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary in Puerto Rico, and proposed adjustments associated with the tax effects of our acquisition of Kyphon. Associated with the Kyphon acquisition, we entered into an intercompany transaction whereby the Kyphon U.S. tangible assets were sold to another wholly-owned subsidiary in a taxable transaction. The IRS has disagreed with our valuation and proposed that all U.S. goodwill, the value of the ongoing business, and the value of the workforce in place be included in the tangible asset sale. We disagree that these items were sold, as well as with the IRS valuation of these items.

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

See Note 15 to the current period’s condensed consolidated financial statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

(dollars in millions)	January 27, 2012	April 29, 2011
Working capital	$4,585	$4,324
Current ratio*	2.0:1.0	1.9:1.0
Cash, cash equivalents, and short-term investments	$2,345	$2,428
Long-term investments in debt, marketable equity and trading securities**	6,593	5,464
Total	$8,938	$7,892
Short-term borrowings and long-term debt	$10,220	$9,835
Net cash position***	$(1,282)	$(1,943)

*	Current ratio is the ratio of current assets to current liabilities.
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

As of January 27, 2012, we believe our strong balance sheet and liquidity provide us with flexibility in the future. We believe our existing cash and investments, as well as our $2.250 billion syndicated credit facility and related commercial paper program ($1.675 billion of commercial paper outstanding as of January 27, 2012), will satisfy our foreseeable working capital requirements for at least the next 12 months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions. At January 27, 2012, our Moody’s Investors Service ratings remain unchanged as compared to the fiscal year ended April 29, 2011 with long-term debt ratings of A1 and strong short-term debt ratings of P-1. On February 14, 2012, Standard & Poor’s Ratings Services downgraded our long-term debt ratings to A+, compared to AA- for the fiscal year ended April 29, 2011. Standard & Poor’s Ratings Services short-term debt ratings remain unchanged at A-1+ as compared to the fiscal year ended April 29, 2011. This downgrade reflects Standard & Poor’s expectations for near-term revenue growth in the low single digits, caused by declines in CRDM and Spinal sales, combined with increased debt leverage over the past several years. We do not expect this downgrade to have a significant impact on our liquidity or future flexibility to access additional liquidity given our strong balance sheet, existing cash and investments, as well as our syndicated credit facility and related commercial paper program discussed above.

Our net cash position in the third quarter of fiscal year 2012 increased by $661 million as compared to the fiscal year ended April 29, 2011. See the “Summary of Cash Flows” section of this management’s discussion and analysis for further information.

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

Note 20 to the current period’s condensed consolidated financial statements provides information regarding amounts we have accrued related to significant legal proceedings. In accordance with U.S. GAAP, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. For information regarding these matters, refer to Note 16 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 29, 2011 and Note 5 to the current period’s condensed consolidated financial statements.

A significant amount of our earnings occur outside the U.S., and are deemed to be permanently reinvested in non-U.S. subsidiaries, resulting in a majority of our cash, cash equivalents, and investments being held by such non-U.S. subsidiaries. As of January 27, 2012 and April 29, 2011, approximately $8.289 billion and $7.215 billion, respectively, of cash, cash equivalents, and marketable debt and equity securities were held by our non-U.S. subsidiaries. These funds are available for use by our worldwide operations; however, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would generally be subject to U.S. tax. As a result, we continue to accumulate earnings overseas for investment outside of the U.S. and to use cash generated from U.S. operations and short- and long-term borrowings to meet our U.S. cash needs. Should we require more capital in the U.S. than is generated by our domestic operations, we could elect to repatriate earnings from our non-U.S. subsidiaries or raise additional capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or other dilution of our earnings.

Cash and cash equivalents at January 27, 2012 also include $153 million of cash invested in short-term instruments held in an indemnification trust established for self-insurance coverage for our directors and officers. These investments are restricted and can only be used to indemnify or advance expenses related to claims against our directors and/or officers.

We have investments in marketable debt securities that are classified and accounted for as available-for-sale. Our debt securities include U.S. government and agency securities, foreign government and agency securities, corporate debt securities, certificates of deposit, mortgage-backed securities, other asset-backed securities, and auction rate securities. Some of our investments may experience reduced liquidity due to changes in market conditions and investor demand. Our auction rate security holdings have experienced reduced liquidity in recent years due to the change in investor demand. Although our auction rate securities are currently illiquid and other securities could become illiquid, we believe we could liquidate a substantial amount of our portfolio without incurring a material impairment loss.

For the three and nine months ended January 27, 2012, other-than-temporary impairment losses on available-for-sale debt securities were $2 million and $5 million, respectively, of which $1 million and $3 million, respectively, were recognized in other comprehensive income resulting in $1 million and $2 million, respectively, of charges being recognized in earnings. In determining this other-than-temporary impairment loss, U.S. GAAP specifies that we consider a variety of factors, including the quality and estimated value of the underlying credit support for our holdings and the financial condition and credit rating of the issuer in estimating the credit loss portion of other-than-temporary impairment losses. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recorded all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. However, as of January 27, 2012, we have $56 million of gross unrealized losses on our aggregate short-term and long-term available-for-sale debt securities of $7.476 billion; if market conditions deteriorate, some of these holdings may experience other-than-temporary impairment losses in the future which could have a material impact on our financial results. Management is required to use estimates and assumptions in its valuation of our investments, which requires a high degree of judgment, and therefore actual results could differ materially from those estimates. See Note 8 to the current period’s condensed consolidated financial statements for additional information regarding fair value measurements.

SUMMARY OF CASH FLOWS

	Nine months ended
(in millions)	January 27, 2012	January 28, 2011
Cash provided by (used in):
Operating activities	$3,393	$2,948
Investing activities	(2,210)	(2,254)
Financing activities	(1,284)	(821)
Effect of exchange rate changes on cash and cash equivalents	(91)	10
Net change in cash and cash equivalents	$(192)	$(117)

Operating Activities

Our net cash provided by operating activities was $3.393 billion for the nine months ended January 27, 2012 compared to $2.948 billion provided by operating activities for the nine months ended January 28, 2011. The $445 million increase in net cash provided by operating activities was primarily attributable to a $646 million change in other operating assets and liabilities largely resulting from an increase in accrued income taxes, partially offset by increased accounts receivable and inventories, during the nine months ended January 27, 2012, compared to the nine months ended January 28, 2011.

Investing Activities

Our net cash used in investing activities was $2.210 billion for the nine months ended January 27, 2012 compared to $2.254 billion used in investing activities for the nine months ended January 28, 2011. The $44 million decrease in net cash used for investing activities in the nine months ended January 27, 2012 was primarily related to an increase in net cash used for purchases and sales of marketable securities partially offset by a decrease in net cash used for acquisitions for the nine months ended January 27, 2012, compared to the nine months ended January 28, 2011.

Financing Activities

Our net cash used in financing activities was $1.284 billion for the nine months ended January 27, 2012 compared to $821 million used in financing activities for the nine months ended January 28, 2011. The $463 million increase in net cash used in financing activities was primarily attributable to a decrease in cash provided by short-term borrowings, net, partially offset by decreases in payments of long-term debt and repurchases of common stock for the nine months ended January 27, 2012, compared to the nine months ended January 28, 2011.

OFF-BALANCE SHEET ARRANGEMENTS AND LONG-TERM CONTRACTUAL OBLIGATIONS

We acquire assets still in development, enter into research and development arrangements, and sponsor certain clinical trials that often require milestone and/or royalty payments to a third party, contingent upon the occurrence of certain future events. Milestone payments may be required contingent upon the successful achievement of an important point in the development life cycle of a product or upon certain pre-designated levels of achievement in clinical trials. In addition, if required by the arrangement, we may have to make royalty payments based on a percentage of sales related to the product under development or in the event that regulatory approval for marketing is obtained. In situations where we have no ability to influence the achievement of the milestone or otherwise avoid the payment, we have included those milestone or minimum royalty payments in the following table. However, the majority of these arrangements give us the discretion to unilaterally make the decision to stop development of a product or cease progress of a clinical trial, which would allow us to avoid making the contingent payments. Although we are unlikely to cease development if a device successfully achieves clinical testing objectives, these payments are not included in the table of contractual obligations because of the contingent nature of these payments and our ability to avoid them if we decided to pursue a different path of development or testing. See Note 4 to the current period’s condensed consolidated financial statements for additional information regarding contingent consideration.

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

We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, or cash flows. Presented below is a summary of contractual obligations and other minimum commercial commitments as of January 27, 2012. See Note 9 to the current period’s condensed consolidated financial statements for additional information regarding long-term debt. Additionally, see Note 15 to the current period’s condensed consolidated financial statements for additional information regarding accrued income tax obligations, which are not reflected in the table below.

	Maturity by Fiscal Year
(in millions)	Total	Remaining 2012	2013	2014	2015	2016	Thereafter
Contractual obligations related to off-balance sheet arrangements:
Operating leases (1)	$321	$40	$97	$69	$40	$25	$50
Inventory purchases (2)	249	53	148	34	11	—	3
Commitments to fund minority investments/contingent acquisition consideration (3)	273	9	121	13	90	13	27
Interest payments (4)	2,584	143	286	250	225	173	1,507
Other (5)	146	37	35	36	17	3	18
Total	$3,573	$282	$687	$402	$383	$214	$1,605

Contractual obligations reflected in the balance sheet:
Long-term debt, including current portion (6)	$8,063	$3	$2,210	$550	$1,250	$1,100	$2,950
Capital leases	31	2	2	1	1	2	23
Total	$8,094	$5	$2,212	$551	$1,251	$1,102	$2,973

(1)	Certain leases require us to pay real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These future costs are not included in the schedule above.
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

(4)

Interest payments in the table above reflect the contractual interest payments on our outstanding debt, and exclude the impact of the debt discount amortization on the Senior Convertible Notes and impact of interest rate swap agreements. See Note 9 to the current period’s condensed consolidated financial statements for additional information regarding our debt agreements.

(5)	These obligations include certain research and development arrangements.
(6)

Long-term debt in the table above includes the $1.000 billion of 2011 Senior Notes, $3.000 billion of 2010 Senior Notes, $1.250 billion of 2009 Senior Notes, $2.200 billion of Senior Convertible Notes, $600 million of 2005 Senior Notes, and certain bank borrowings. The table above excludes the debt discount, the fair value impact of outstanding interest rate swap agreements, and the unamortized gains from terminated interest rate swap agreements. See Notes 9 and 10 to the current period’s condensed consolidated financial statements for additional information regarding the interest rate swap agreements.

DEBT AND CAPITAL

Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of total interest-bearing debt and equity was 37 percent as of January 27, 2012 and 38 percent as of April 29, 2011.

Share Repurchase Program

In June 2009 and June 2011, our Board of Directors authorized the repurchase of up to 60 million and 75 million shares of our common stock, respectively.

As part of our focus on returning value to our shareholders, shares are repurchased from time to time. During the three and nine months ended January 27, 2012, we repurchased approximately 5.1 million and 20.5 million shares, respectively, at an average price per share of $35.24 and $37.98, respectively. As of January 27, 2012, we had approximately 75.2 million shares remaining under current buyback authorizations approved by the Board of Directors.

Financing Arrangements

We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs. Short-term debt, including the current portion of our long-term debt and capital lease obligations, as of January 27, 2012, was $1.972 billion compared to $1.723 billion as of April 29, 2011. We utilize a combination of Contingent Convertible Debentures (the Debentures), Senior Convertible Notes, and Senior Notes to meet our long-term financing needs. Long-term debt as of January 27, 2012 was $8.248 billion compared to $8.112 billion as of April 29, 2011. In September 2011, we redeemed the Debentures for cash equal to 100% of the principal amount plus accrued interest. For more information on our financing arrangements, see Note 9 to the current period’s condensed consolidated financial statements.

Credit Arrangements and Debt Ratings

We have committed and uncommitted lines of credit with various banks. The existing committed lines of credit include a four-year $2.250 billion syndicated credit facility dated December 9, 2010 that will expire on December 9, 2014 (Credit Facility). The Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase its capacity by an additional $500 million at any time during the four-year term of the agreement. As of January 27, 2012 and April 29, 2011, no amounts were outstanding on the committed lines of credit.

We maintain a commercial paper program that allows us to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of January 27, 2012 and April 29, 2011, outstanding commercial paper totaled $1.675 billion and $1.500 billion, respectively. During the three and nine months ended January 27, 2012, the weighted average original maturity of the commercial paper outstanding was approximately 107 days for both periods, and the weighted average interest rate was 0.13 percent and 0.16 percent, respectively. The issuance of commercial paper reduces the amount of credit available under our existing lines of credit.

In connection with the issuance of the Debentures, 2011 Senior Notes, 2010 Senior Notes, 2009 Senior Notes, 2005 Senior Notes, Senior Convertible Notes, and commercial paper, Standard & Poor’s Ratings Services and Moody’s Investors Service issued debt ratings of AA- and A1, respectively, and strong short-term debt ratings of A-1+ and P-1, respectively. These short-term debt ratings and Moody’s Investors Service long-term debt ratings remain unchanged as compared to the fiscal year ended April 29, 2011. On February 14, 2012, Standard & Poor’s Ratings Services downgraded our long-term debt ratings to A+, compared to AA- for the fiscal year ended April 29, 2011. This downgrade reflects Standard & Poor’s expectations for near-term revenue growth in the low single digits, caused by declines in CRDM and Spinal sales, combined with increased debt leverage over the past several years. We do not expect this downgrade to have a significant impact on our liquidity or future flexibility to access additional liquidity given our strong balance sheet, existing cash and investments, as well as our Credit Facility and related commercial paper program discussed above. For more information on credit arrangements, see Note 9 to the current period’s condensed consolidated financial statements.

OPERATIONS OUTSIDE OF THE UNITED STATES

The table below illustrates U.S. net sales versus net sales outside the U.S. for the three and nine months ended January 27, 2012 and January 28, 2011:

	Three months ended		Nine months ended
(in millions)	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011
U.S. net sales	$2,145	$2,203	$6,530	$6,610
Non-U.S. net sales	1,773	1,654	5,357	4,731
Total net sales	$3,918	$3,857	$11,887	$11,341

For the three and nine months ended January 27, 2012, consolidated net sales outside the U.S. grew 7 percent and 13 percent, respectively, over the same periods of the prior fiscal year. Foreign currency had a favorable impact of $13 million and $313 million on net sales during the three and nine months ended January 27, 2012, respectively. For the three and nine months ended January 27, 2012, our performance outside the U.S. was impacted by strong net sales across our Restorative Therapies Group and CardioVascular businesses. Our net sales outside of the U.S. were also positively impacted by strong growth in emerging markets.

Net sales outside the U.S. are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. However, a significant amount of our trade receivables are with hospitals that are dependent upon governmental health care systems in many countries. The current economic conditions in many foreign countries (particularly the recent economic challenges faced by Italy, Spain, Portugal, and Greece) have deteriorated and may continue to increase the average length of time it takes to collect on our outstanding accounts receivable in these countries. We continue to monitor the creditworthiness of customers located in these and other geographic areas. In the past, accounts receivable balances with certain customers in these countries have accumulated over time and were subsequently settled as large lump sum payments. Although we do not currently foresee a significant credit risk associated with these receivables, repayment is dependent upon the financial stability of the economies of those countries. During the three and nine months ended January 27, 2012, we concluded that collectability was not reasonably assured for approximately $4 million and $18 million, respectively, of revenue transactions with certain Greece distributors, and therefore, deferred revenue recognition until all revenue recognition criteria are met in the future. During the third quarter of fiscal year 2012, we concluded that collectability could be reasonably assured for certain distributors, and therefore, we recognized $7 million of the previously deferred revenue. As of January 27, 2012, our remaining deferred revenue balance for certain Greece distributors was $11 million. Outstanding receivables from customers outside the U.S. totaled $2.364 billion as of January 27, 2012, or 63 percent of total outstanding accounts receivable, and $2.345 billion as of April 29, 2011, or 61 percent of total outstanding accounts receivable.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made by or within approval of one of the Company’s executive officers, from time to time, may include “forward-looking” statements. Forward-looking statements broadly involve our current expectations or forecasts of future results. Our forward-looking statements generally relate to our growth and growth strategies, financial results, product development, regulatory approvals, competitive strengths, restructuring initiatives, intellectual property rights, litigation and tax matters, mergers and acquisitions, divestitures, market acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, working capital adequacy, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions. One must carefully consider forward-looking statements and understand that such statements may be affected by inaccurate assumptions and may involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption on our supply, quality problems, liquidity, decreasing prices, adverse regulatory action, litigation success, self-insurance, health care policy changes, and international operations, as well as those discussed in the section entitled “Risk Factors” in both our Annual Report on Form 10-K for the year ended April 29, 2011 and our Quarterly Report on Form 10-Q for the quarter ended January 27, 2012. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

We undertake no obligation to update any statement we make, but investors are advised to consult all other disclosures by us in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q, and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historical results. In addition, actual results may differ materially from those anticipated due to a number of factors, including, among others, those discussed in the section entitled “Risk Factors” in both our Annual Report on Form 10-K for the year ended April 29, 2011 and our Quarterly Report on Form 10-Q for the quarter ended January 27, 2012. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions.

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

We had foreign exchange rate derivative contracts outstanding in notional amounts of $5.004 billion and $6.384 billion as of January 27, 2012 and April 29, 2011, respectively. At January 27, 2012, these contracts were in an unrealized gain position of $58 million. A sensitivity analysis of changes in the fair value of all foreign currency exchange rate derivative contracts at January 27, 2012 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by $471 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our fixed-to-floating interest rate swap agreements. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10 percent change in short-term interest rates, compared to interest rates as of January 27, 2012, indicates that the fair value of these instruments would correspondingly change by $22 million.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

A discussion of the Company’s policies with respect to legal proceedings is included in the management’s discussion and analysis and our legal proceedings and other loss contingencies are described in Note 20 to the current period’s condensed consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the shares repurchased by the Company during the third quarter of fiscal year 2012:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
10/29/11-11/25/11	1,963,000	$34.36	1,963,000	78,331,559
11/26/11-12/30/11	3,158,700	35.79	3,158,700	75,172,859
12/31/11-1/27/12	—	—	—	75,172,859
Total	5,121,700	$35.24	5,121,700	75,172,859

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

Medtronic, Inc.
(Registrant)

Date: March 7, 2012	/s/ Omar Ishrak
Omar Ishrak
Chairman and Chief Executive Officer

Date: March 7, 2012	/s/ Gary L. Ellis
Gary L. Ellis
Senior Vice President and
Chief Financial Officer