Form 10-K
period 2012-04-27
MEDTRONIC INC
filed 2012-06-26
CIK 64670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended April 27, 2012.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________

Commission File No. 1-7707

Medtronic, Inc.
(Exact name of registrant as specified in charter)

Minnesota	41-0793183
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Aggregate market value of voting stock of Medtronic, Inc. held by nonaffiliates of the registrant as of October 28, 2011, based on the closing price of $35.48, as reported on the New York Stock Exchange: approximately $37.5 billion. Shares of Common Stock outstanding on June 22, 2012: 1,025,044,679

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for its 2012 Annual Meeting are incorporated by reference into Part III hereto.

Investor Information

Annual Meeting and Record Dates

          Medtronic, Inc.’s (Medtronic or the Company) Annual Meeting of Shareholders will be held on Thursday, August 23, 2012 at 10:30 a.m., Central Daylight Time at the Company’s World Headquarters, 710 Medtronic Parkway, Minneapolis (Fridley), Minnesota. The record date for the Annual Meeting is June 25, 2012 and all shareholders of record at the close of business on that day will be entitled to vote at the Annual Meeting.

Medtronic Website

          Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our website (www.medtronic.com under the “Investors” caption and “Financial Information - SEC Filings” subcaption) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

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

          The information listed above may also be obtained upon request from the Medtronic Investor Relations Department, 710 Medtronic Parkway, Minneapolis (Fridley), Minnesota 55432, USA.

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

Stock Transfer Agent and Registrar

          Wells Fargo Shareowner ServicesSM acts as transfer agent and registrar, dividend paying agent, and direct stock purchase plan agent for Medtronic and maintains all shareholder records for the Company. If you are a registered shareholder, you may access your account information online at www.shareowneronline.com. If you have questions regarding the Medtronic stock you own, stock transfers, address or name changes, direct deposit of dividends, lost dividend checks, lost stock certificates, or duplicate mailings, please contact Wells Fargo Shareowner ServicesSM by writing or calling: Wells Fargo Shareowner ServicesSM, 1110 Centre Pointe Curve, Suite 101, Mendota Heights, MN 55120 USA, Telephone: 888-648-8154 or 651-450-4064, Fax: 651-450-4033, www.wellsfargo.com/shareownerservices.

Direct Stock Purchase Plan

          Medtronic’s transfer agent, Wells Fargo Shareowner ServicesSM, administers the direct stock purchase plan, which is called the Shareowner Service Plus PlanSM. Features of this plan include direct stock purchase and reinvestment of dividends to purchase whole or fractional shares of Medtronic stock. All registered shareholders and potential investors may participate.

          To request information on the Shareowner Service Plus PlanSM, or to enroll in the plan, contact Wells Fargo Shareowner ServicesSM at 888-648-8154 or 651-450-4064. You may also enroll via the Internet by visiting www.shareowneronline.com and selecting “Direct Purchase Plan.”

Trademarks

The following are registered and unregistered trademarks of Medtronic, Inc. and its affiliated companies: Activa® PC and RC, Adapta™, AdaptiveStim™, Advisa®, Advisa® DR MRI™, Advisa MRI™ SureScan®, Arctic Front®, Attain Ability®, CD HORIZON® LEGACY™ (CD HORIZON), CGMS®, Carelink®, Carelink Express™, Conexus®, Consulta®, CoreValve®, DBS Therapies™, Endeavor®, Endurant® Abdominal Stent Graft System, Enlite™, HeartRescueSM, INFUSE® Bone Graft, InterStim® Therapy, MAST®, MasterGraft®, Melody® Transcatheter Pulmonary Valve, MiniMed® Paradigm® Veo™ System (VEO), MiniMed® Revel™ Systems (Revel), NIM® 3.0 Nerve Monitoring System, O-arm® 3.1.2, O-arm® Imaging Systems, OptiVol®, Paradigm®, Pillar® Palatal Implant System, Progenix®, Protecta™, Resolute™, Resolute™ Integrity®, Resting Heart® System, RestoreSensor®™, Reveal®, Revo MRI™ SureScan®, Secura®, SmartShock™ Technology, Solera™, Sprint Fidelis™, StealthStation® S7®, Symplicity® Catheter System, Synergy® Spine 2.0, Talent® Abdominal Aortic Aneurysm, Vision 3D™.

PART I

Item 1. Business

Overview

          Medtronic is the global leader in medical technology — alleviating pain, restoring health, and extending life for millions of people around the world. Medtronic was founded in 1949, incorporated as a Minnesota corporation in 1957, and today serves hospitals, physicians, clinicians, and patients in more than 120 countries worldwide. We remain committed to a mission written by our founder more than 50 years ago that directs us “to contribute to human welfare by the application of biomedical engineering in the research, design, manufacture, and sale of products to alleviate pain, restore health, and extend life.”

          We currently function in two operating segments that manufacture and sell device-based medical therapies. Our operating segments are as follows:

•	Cardiac and Vascular Group

Cardiac Rhythm Disease Management (CRDM)

CardioVascular

•	Restorative Therapies Group

Spinal

Neuromodulation

Diabetes

Surgical Technologies

          The chart above shows the net sales and percentage of total net sales contributed by each of our operating segments for the fiscal year ended April 27, 2012 (fiscal year 2012). For more information please see Note 19 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

          The results of operations, assets, and liabilities of the Physio-Control business, which were previously presented as a component of the Cardiac and Vascular Group operating segment, are classified as discontinued operations. All information, including the chart above, in this “Item 1. Business” includes only results from continuing operations (excluding Physio-Control) for all periods presented, unless otherwise noted. For further information regarding discontinued operations, see Note 3 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

          With innovation and market leadership, we have pioneered advances in medical technology in all of our businesses. Over the last five years, our net sales on a compounded annual growth basis have increased more than 5 percent, from $13.186 billion in fiscal year 2008 to $16.184 billion in fiscal year 2012. Our commitment to developing and acquiring new products to treat an expanding array of medical conditions is driven by the following key imperatives:

•	Providing economic value

•	Accelerating globalization

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

          The following are the principal products offered by our CRDM business:

          Implantable Cardiac Pacemakers (Pacemakers). A pacemaker is a battery-powered device implanted in the chest that delivers electrical impulses to treat bradycardia, a condition of abnormally slow heart rhythms, usually less than 60 beats per minute, or unsteady heart rhythms that cause symptoms such as dizziness, fainting, fatigue, and shortness of breath. Our latest generation of pacemaker systems is compatible with certain magnetic resonance imaging (MRI) machines. This includes the Revo MRI SureScan with United States (U.S.) Food and Drug Administration (U.S. FDA) approval and the Advisa and Ensura MRI SureScan models with Conformite Europeene (CE) Mark approval. Medtronic also continues to market the Adapta product family, which includes the Adapta, Versa, Sensia, and Relia models.

          Implantable Cardioverter Defibrillators (ICDs). An ICD continually monitors the heart and delivers therapy when an abnormal heart rhythm, such as tachyarrhythmia, or rapid heart rhythm, occurs and leads to sudden cardiac arrest. The latest generation of Medtronic ICDs is the Protecta family with SmartShock technology, including the Lead Integrity Alert, an exclusive technology designed to improve the detection of lead fractures. Devices in the ICD family are the Protecta XT, Protecta, Cardia, and Egida models. Medtronic also continues to market the Secura and Maximo II devices. Medtronic ICDs are designed to work with the Sprint Quattro defibrillation leads.

          Implantable Cardiac Resynchronization Therapy Devices (CRT-Ds and CRT-Ps). Implantable cardiac resynchronization therapy devices are combined with defibrillation (CRT-D) or are pacing-only (CRT-P). These devices treat heart failure patients by altering the abnormal electrical sequence of cardiac contractions by sending tiny electrical impulses to the lower chambers of the heart to help them beat in a more synchronized fashion. The latest generation of Medtronic CRT-Ds is the Protecta family with SmartShock technology, including Protecta XT and Protecta, and the latest CRT-P devices are Consulta and Syncra. Medtronic also continues to market the Consulta, Cardia, Egida, and Maximo II CRT-D devices. In addition to these devices, Medtronic has a unique offering of left heart leads and delivery catheters with its Attain family of products.

          AF Products. AF is a condition in which the atrium quivers instead of pumping blood effectively. Our portfolio of AF products includes the Arctic Front Cardiac CryoAblation Catheter designed specifically to treat paroxysmal AF by performing pulmonary vein isolation. Additionally, we have a CE Mark approved portfolio of anatomically-shaped ablation catheters that use a duty cycled, phased radio frequency energy system for the treatment of permanent and persistent AF. These products are currently being evaluated by the U.S. FDA. We also offer the Reveal XT Insertable Cardiac Monitor, which is designed to identify and quantify episodes of AF.

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

          Patient Management Tools. We have a number of patient management tools, such as CareLink, Paceart, and CardioSight Service. CareLink enables patients to transmit data from their pacemaker, ICD, CRT-D, or Insertable Cardiac Monitors using a portable monitor that is connected to a standard telephone line or cellular network using the Medtronic M-Link accessory. Paceart organizes and archives data for cardiac devices from major device manufacturers, serving as the central hub for patients’ device data. CardioSight Service is an in-clinic data access tool available to physicians treating heart failure patients who have one of several types of Medtronic CRT-Ds or ICDs.

          The charts below set forth net sales of our CRDM products as a percentage of our total net sales for each of the last three fiscal years:

          Customers and Competitors

          The primary medical specialists who use our CRDM products include electrophysiologists, implanting cardiologists, heart failure specialists, and cardiovascular surgeons. Our primary competitors in the CRDM business are St. Jude Medical, Inc. (St. Jude), Boston Scientific Corporation (Boston Scientific), Biotronik, Inc., and Sorin Group.

CardioVascular

          CardioVascular is composed of the following three businesses: Coronary, Endovascular and Peripheral, and Structural Heart.

          The Coronary business includes therapies to treat coronary artery disease (CAD) and hypertension. The products contained within this business include coronary stents and related delivery systems, along with a broad line of balloon angioplasty catheters, guide catheters, guidewires, diagnostic catheters, and accessories. The following are the principal products offered by our Coronary business:

          Percutaneous Coronary Intervention (PCI). PCI encompasses a variety of procedures used to treat patients with CAD. CAD is commonly treated with balloon angioplasty, which is performed to open narrowed heart vessels by inserting a balloon catheter into the vessel and advancing it to the site of the blockage where it is inflated to widen the obstructed vessel. Balloon angioplasty can be followed up with a coronary stent, a support device which works as scaffolding to keep the vessel open following the intervention. Our PCI stent products include our Integrity, Driver, and Micro-Driver bare metal stent systems as well as our Resolute, Resolute Integrity, and Endeavor drug-eluting coronary stent systems.

          Renal Denervation. The Symplicity Catheter System is designed to treat chronic uncontrolled hypertension by delivering radio frequency energy through the renal artery walls to denervate the renal nerves, or ablate the nerves lining the renal arteries. This technology has received CE Mark approval and is available in select markets. The Company is currently conducting a U.S. IDE study (HTN-3) for U.S. approval.

          The Endovascular and Peripheral business is comprised of a comprehensive line of products and therapies to treat abdominal and thoracic aortic aneurysms and peripheral vascular disease (PVD). Our products include endovascular stent graft systems, embolic protection systems, and stent systems for the treatment of narrowed iliac arteries. The following are the principal products offered by our Endovascular and Peripheral business:

          Endovascular Stent Grafts. An endovascular stent graft is a minimally invasive device to repair an aortic aneurysm, which is a weakened and bulging area in the aorta, the major blood vessel that feeds blood to the body. Our products are designed to treat aortic aneurysms in either the abdomen (AAA) or thoracic (TAA) regions of the aorta. Our product line includes a range of endovascular stent grafts including the market-leading Endurant, Talent and AneuRx abdominal stent grafts for minimally invasive AAA and the Talent, Talent Captivia, Valiant and Valiant Captivia (available in select markets outside the U.S.) stent grafts for minimally invasive TAA repair.

          Peripheral Vascular Intervention (PVI). PVI encompasses a variety of procedures to treat patients with PVD, a narrowing or blockage of vessels outside the heart which impedes blood supply to the brain, kidneys, legs, and other vital organs. Similar to CAD, PVD is commonly treated with balloon angioplasty which can be followed up with a peripheral stent. Our PVI products include the Complete SE stent, Assurant Cobalt Iliac Stent, Pioneer Plus lumen re-entry device, percutaneous angioplasty balloons, drug-eluting balloons for coronary and lower-extremity vessels, as well as embolic protection devices and stents for the treatment of carotid artery disease.

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

          Heart Valves. We offer a complete line of surgical valve replacement and repair products for damaged or diseased heart valves. Our replacement products include both tissue and mechanical valves. Our replacement tissue valve product offerings include the Mosaic bioprosthetic stented, Freestyle stentless, Hancock II stented valves, and 3f Biological tissue valve. Our mechanical valves include the Open Pivot valve. Our valve repair products include the Duran Flexible and CG Future Band, the CG Composite Annuloplasty Systems, the Profile 3D Annuloplasty Ring, the Simulus Ring portfolio, and the Tri-Ad Annuloplasty Ring.

          Transcatheter Heart Valves. Transcatheter valve (TCV) technology represents a less invasive means to treat heart valve disease and is designed to allow physicians to deliver replacement valves via a catheter through the body’s cardiovascular system, eliminating the need to open the chest. Our TCVs include the Melody pulmonary valve and the CoreValve aortic valve. The Melody has received CE Mark approval as well as U.S. FDA approval under a Humanitarian Device Exemption (HDE). CoreValve has received CE Mark approval and is currently being clinically studied in the U.S. for approval.

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

          Surgical Ablation. Our Cardioblate surgical ablation system, which includes the Cardioblate LP surgical ablation system, the Cardioblate navigator tissue dissector, and the Cardioblate Cryoflex system, allows cardiac surgeons to create ablation lines during cardiac surgery.

          The charts below set forth net sales of our CardioVascular products as a percentage of our total net sales for each of the last three fiscal years:

          Customers and Competitors

          The primary medical specialists who use our Coronary products are interventional cardiologists, while products in our Endovascular and Peripheral business may be used by interventional radiologists, vascular surgeons, cardiac surgeons, and interventional cardiologists. The principal medical specialists who use our Structural Heart products are cardiac surgeons and interventional cardiologists. Our primary competitors in the Coronary business are Abbott Laboratories (Abbott), Boston Scientific, and Johnson & Johnson. Our primary competitors in the Endovascular and Peripheral business are Cook, Inc., W. L. Gore & Associates, Inc. (Gore), Endologix, Inc., C.R. Bard, Inc., and Johnson & Johnson. Our primary competitors in the Structural Heart business are Edwards LifeSciences Corporation, St. Jude, Terumo Medical Corporation, and Sorin Group.

RESTORATIVE THERAPIES GROUP

Spinal

          Our Spinal business develops, manufactures, and markets a comprehensive line of medical devices and implants used in the treatment of the spine and musculoskeletal system. Our products and therapies treat a variety of conditions affecting the spine, including degenerative disc disease, spinal deformity, spinal tumors, fractures of the spine, and stenosis. Our Spinal business also provides biologic solutions for the dental and orthopedic markets.

          We offer some of the industry’s broadest lines of devices, including a wide range of sophisticated internal spinal stabilization devices, instruments, and biomaterials used in the treatment of spinal conditions. Our Spinal products are used in spinal fusion of both the thoracolumbar region, referring to the mid to lower vertebrae, as well as of the cervical region, or upper spine and neck vertebrae. Products used to treat spinal conditions include rods, pedicle screws, hooks, plates, and interbody devices, as well as biologics products, primarily bone growth substitutes including bone graft extenders and structural allografts such as dowels and wedges. In concert with our Surgical Technologies business, we offer unique and highly differentiated navigation, neuromonitoring, and power technologies designed for spine procedures.

          The following are the principal products offered by our Spinal business:

          Thoracolumbar Products. Products used to treat conditions in this region of the spine include the CD HORIZON SOLERA and LEGACY Systems, the TSRH 3Dx System, and the T2 Altitude System. In addition, Medtronic offers a number of products that facilitate less invasive thoracolumbar surgeries, including the CD HORIZON SOLERA SEXTANT and LONGITUDE Percutaneous Fixation Systems, the Direct Lateral Access System and corresponding CLYDESDALE Interbody Implant, Xpander II Balloon Kyphoplasty product for vertebral compression fractures, the METRx System, and the NIM-ECLIPSE Spinal System.

          Cervical Products. Products used to treat conditions in this region of the spine include the ATLANTIS VISION ELITE Anterior Cervical Plate System, the VERTEX SELECT Reconstruction System, and the PRESTIGE and BRYAN Cervical Discs.

          Biologics Products. Products in our Biologics platform include INFUSE Bone Graft (InductOs in the European Union (EU)), which contains a recombinant human bone morphogenetic protein, rhBMP-2, for spinal, trauma, and oral maxillofacial applications, Demineralized Bone Matrix (DBM) products, including MagniFuse, Grafton/Grafton Plus, and PROGENIX, and the MASTERGRAFT family of synthetic bone graft products – Matrix, Putty, and Granules.

          The charts below set forth net sales of our Spinal products as a percentage of our total net sales for each of the last three fiscal years:

          Customers and Competitors

          The primary medical specialists who use our Spinal products are spinal surgeons, orthopedic surgeons, neurosurgeons, and interventional radiologists. Competitors in this business include DePuy Spine, Inc., Synthes, Inc., Stryker Corporation, NuVasive, Inc., Globus Medical, Inc., Zimmer, Inc., Alphatec Spine, Inc., Orthofix International N.V., Biomet, Inc., and over 200 smaller competitors and physician-owned companies. Johnson & Johnson, the parent company for DePuy Spine, Inc., acquired Synthes, Inc. in June 2012.

Neuromodulation

          Our Neuromodulation business develops, manufactures, and markets medical devices for the treatment of chronic pain, movement disorders, psychological disorders, and urological, fecal, and gastroenterological disorders.

          The following are the principal products offered by our Neuromodulation business:

          Neurostimulators for Chronic Pain. Spinal cord stimulation uses a surgically implanted medical device, similar to a cardiac pacemaker, to deliver mild electrical signals to the epidural space. We have the largest portfolio of neurostimulation systems in the industry, including rechargeable and non-rechargeable devices and a large selection of leads used to treat chronic back and leg pain. Our portfolio of products includes the RestoreSensor (rechargeable), with our proprietary AdaptiveStim technology, as well as the RestoreULTRA (rechargeable), RestoreADVANCED (rechargeable), and PrimeADVANCED (non-rechargeable) neurostimulation systems.

          Implantable Drug Delivery Systems. The SynchroMed II Programmable Infusion System delivers small quantities of drug directly into the intrathecal space surrounding the spinal cord. These devices are used to treat chronic, intractable pain and severe spasticity associated with cerebral palsy, multiple sclerosis, spinal cord and traumatic brain injuries, and stroke.

          Deep Brain Stimulation (DBS) Systems. DBS uses a surgically implanted medical device, similar to a cardiac pacemaker, to deliver carefully controlled electrical stimulation to precisely targeted areas in the brain. It works by electrically stimulating specific structures that control movement and muscle function. DBS is used to treat the symptoms of movement disorders such as Parkinson’s disease, epilepsy (certain countries outside the U.S. only), essential tremor, and dystonia, as well as psychiatric disorders such as obsessive-compulsive disorder. Our family of Activa Neurostimulators for DBS includes Activa SC (single-channel primary cell), Activa PC (dual channel primary cell), and Activa RC (dual channel rechargeable).

          Urology, Fecal, & Gastroenterology Devices. Sacral nerve stimulation uses a surgically implanted medical device, similar to a cardiac pacemaker, to offer long-term control of urinary control and bowel control symptoms through modulation of the nerve activity by focusing on the nerves that control the pelvic floor and lower urinary tract. Our therapeutic portfolio for urology and gastroenterology includes the InterStim Therapy System, which treats the symptoms of overactive bladder, urinary retention, and chronic fecal incontinence, and the Enterra Therapy System for the treatment of chronic nausea and vomiting caused by gastroparesis of diabetic or idiopathic origin for drug refractory patients.

          The charts below set forth net sales of our Neuromodulation products as a percentage of our total net sales for each of the last three fiscal years:

          Customers and Competitors

          The primary medical specialists who use our pain management and movement disorder products are neurosurgeons, neurologists, pain management specialists, anesthesiologists, physiatrists, and orthopedic spine surgeons. Our primary competitors in this business are Boston Scientific and St. Jude.

          The primary medical specialists who use our gastroenterology and urology products are urologists, urogynecologists, gastroenterologists, and colorectal surgeons. Our primary competitors in this business are Urologix, Inc. and Allergan.

Diabetes

          Our Diabetes business develops, manufactures, and markets advanced, integrated diabetes management solutions that include insulin pump therapy, continuous glucose monitoring systems, and therapy management software.

          The following are the principal products offered by our Diabetes business:

          Integrated Diabetes Management Solutions. We have the only integrated insulin pump and continuous glucose monitoring (CGM) system in the U.S. Outside the U.S., we offer our Paradigm Veo System, an integrated system that includes a Low Glucose Suspend feature that automatically suspends insulin delivery when glucose levels become too low. In the U.S., we offer the Paradigm Revel System, which incorporates new CGM features including predictive alerts that can give early warning to people with diabetes so they can take action to prevent dangerous high or low glucose events.

          Professional CGM. Medtronic offers physicians a Professional CGM product called the iPro CGM and iPro2 Professional CGM. Physicians send patients home wearing the iPro recorder to capture glucose data, which is later uploaded in a physician’s office to reveal glucose patterns and potential problems, including hyperglycemic and hypoglycemic episodes, which can lead to more informed treatment decisions.

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

          The charts below set forth net sales of our Diabetes products as a percentage of our total net sales for each of the last three fiscal years:

          Customers and Competitors

          The primary medical specialists who use and/or prescribe our Diabetes products are endocrinologists, diabetologists, and internists. Our primary competitors for diabetes products are DexCom, Inc., Insulet Corporation, Johnson & Johnson, and Roche Ltd.

Surgical Technologies

          Our Surgical Technologies business develops, manufactures, and markets products and therapies to treat diseases and conditions of the ear, nose, and throat (ENT) and certain neurological disorders. In addition, the business develops, manufactures, and markets image-guided surgery and intra-operative imaging systems that facilitate surgical planning during precision cranial, spinal, sinus, and orthopedic surgeries. In August 2011, we completed the acquisition of two privately-held companies, PEAK Surgical, Inc. (PEAK) and Salient Surgical Technologies, Inc. (Salient), that are focused on advanced energy devices. PEAK is a recognized leader in the emerging field of advanced energy surgical incision technology, and Salient is a leader in the advanced energy category for haemostatic sealing of soft tissue and bone.

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

          Advanced Energy. The following products make up the Advanced Energy business: PEAK Surgery System, a tissue dissection system that consists of the PEAK PlasmaBlade and the PULSAR Generator and is cleared for use in a variety of settings, including ENT, plastic reconstructive and general surgery; and the Aquamantys System, which uses patented Transcollation technology to provide haemostatic sealing of soft tissue and bone and is cleared for use in a variety of surgical procedures, including orthopedic surgery, spine, solid organ resection and thoracic procedures.

          The charts below set forth net sales of our Surgical Technologies products as a percentage of our total net sales for each of the last three fiscal years:

           Customers and Competitors

          The primary customers for our products relating to ENT diseases and conditions are ENT surgeons and the hospitals and clinics where they perform surgery. Competitors in this part of our Surgical Technologies business include Gyrus ACMI (a group company of Olympus Corporation), Stryker Corporation, and Johnson & Johnson.

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

          The primary customers for our advanced energy products are orthopedic surgeons, spinal surgeons, neurosurgeons, and the hospitals and clinics where they perform surgery. Competitors include Covidien, Johnson & Johnson, and ArthroCare Corporation.

Research and Development

          The markets in which we participate are subject to rapid technological advances. Constant improvement of products and introduction of new products is necessary to maintain market leadership. Our research and development (R&D) efforts are directed toward maintaining or achieving technological leadership in each of the markets we serve in order to help ensure that patients using our devices and therapies receive the most advanced and effective treatment possible. We are committed to developing technological enhancements and new indications for existing products, as well as less invasive and new technologies to address unmet patient needs and to help reduce patient care costs and length of hospital stays. We have not engaged in significant customer or government-sponsored research.

          During fiscal years 2012, 2011, and 2010, we spent $1.490 billion (9.2 percent of net sales), $1.472 billion (9.5 percent of net sales), and $1.424 billion (9.3 percent of net sales) on R&D, respectively. Our R&D activities include improving existing products and therapies, expanding their indications and applications for use, and developing new products. During fiscal year 2012, we have focused on optimizing innovation, including improving our R&D productivity. We have made efforts to reallocate resources into driving growth in emerging markets and in evidence generation for our growth platforms, and are assessing our R&D programs based on their ability to deliver economic value to the customer.

Acquisitions and Investments

          Our strategy to provide a broad range of therapies to restore patients to fuller, healthier lives requires a wide variety of technologies, products, and capabilities. The rapid pace of technological development in the medical industry and the specialized expertise required in different areas of medicine make it difficult for one company alone to develop a broad portfolio of technological solutions. In addition to internally generated growth through our R&D efforts, historically we have relied, and expect to continue to rely, upon acquisitions, investments, and alliances to provide access to new technologies both in areas served by our existing businesses as well as in new areas and markets.

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

Fiscal Year 2012

          On August 31, 2011, we acquired Salient. Salient develops and markets devices for haemostatic sealing of soft tissue and bone incorporating advanced energy technology. Salient’s devices are used in a variety of surgical procedures including orthopedic surgery, spine, open abdominal, and thoracic procedures. Total consideration for the transaction was approximately $497 million. We had previously invested in Salient and held an 8.9 percent ownership position in the company. In connection with the acquisition of Salient, we recognized a gain on our previously-held investment of $32 million, which was recorded within acquisition-related items in the consolidated statement of earnings in the second quarter of fiscal year 2012. Net of this ownership position, the transaction value was approximately $452 million.

          On August 31, 2011, we acquired PEAK. PEAK develops and markets tissue dissection devices incorporating advanced energy technology. Total consideration for the transaction was approximately $113 million. We had previously invested in PEAK and held an 18.9 percent ownership position in the company. In connection with the acquisition of PEAK, we recognized a gain on our previously-held investment of $6 million, which was recorded within acquisition-related items in the consolidated statement of earnings in the second quarter of fiscal year 2012. Net of this ownership position, the transaction value was approximately $96 million.

Fiscal Year 2011

          On January 13, 2011, we acquired privately-held Ardian, Inc. (Ardian). We had previously invested in Ardian and held an 11.3 percent ownership position. Ardian develops catheter-based therapies to treat uncontrolled hypertension and related conditions. Total consideration for the transaction was $1.020 billion which includes the estimated fair value of revenue-based contingent consideration of $212 million. The terms of the transaction included an upfront cash payment of $717 million, excluding our pro-rata share in Ardian, plus potential future commercial milestone payments equal to the annual revenue growth beginning in fiscal year 2012 through the end of our fiscal year 2015. We recognized a gain of $85 million on our previously-held investment, which was recorded within acquisition-related items in the consolidated statement of earnings in the third quarter of fiscal year 2011.

          On November 16, 2010, we acquired Osteotech, Inc. (Osteotech). Osteotech develops innovative biologic products for regenerative medicine. Under the terms of the agreement, we paid shareholders $6.50 per share in cash for each share of Osteotech common stock that they owned. Total consideration for the transaction was approximately $123 million.

          On August 12, 2010, we acquired ATS Medical, Inc. (ATS Medical). ATS Medical is a leading developer, manufacturer, and marketer of products and services focused on cardiac surgery, including heart valves and surgical cryoablation technology. Under the terms of the agreement, ATS Medical shareholders received $4.00 per share in cash for each share of ATS Medical common stock that they owned. Total consideration for the transaction was approximately $394 million which included the assumption of existing ATS Medical debt and acquired contingent consideration.

          On June 2, 2010, we acquired substantially all of the assets of Axon Systems, Inc. (Axon), a privately-held company. Prior to the acquisition, we distributed a large portion of Axon’s products. This acquisition has helped us bring to market the next generation of surgeon-directed and professionally supported spinal and cranial neuromonitoring technologies and expand the availability of these technologies. Total consideration for the transaction, net of cash acquired, was $62 million, which included the settlement of existing Axon debt.

Fiscal Year 2010

          On April 21, 2010, we acquired Invatec S.p.A. (Invatec), a developer of innovative medical technologies for the interventional treatment of cardiovascular disease. Under the terms of the agreement, the transaction included an initial up-front payment of $350 million, which included the assumption and settlement of existing Invatec debt. The agreement also included potential additional payments of up to $150 million contingent upon achievement of certain revenue and product development milestones. During fiscal year 2012, we paid an aggregate of $141 million upon achievement of these milestones.

Patents and Licenses

          We rely on a combination of patents, trademarks, copyrights, trade secrets, and nondisclosure and non-competition agreements to establish and protect our proprietary technology. We have filed and obtained numerous patents in the U.S. and abroad, and regularly file patent applications worldwide in our continuing effort to establish and protect our proprietary technology. U.S. patents typically have a 20-year term from the application date while patent protection outside the U.S. varies from country to country. In addition, we have entered into exclusive and non-exclusive licenses relating to a wide array of third-party technologies. We have also obtained certain trademarks and tradenames for our products to distinguish our genuine products from our competitors’ products, and we maintain certain details about our processes, products, and strategies as trade secrets. Our efforts to protect our intellectual property and avoid disputes over proprietary rights have included ongoing review of third-party patents and patent applications. For additional information see “Item 1A. Risk Factors” and Note 17 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

          Our marketing and sales strategy is focused on rapid, cost-effective delivery of high-quality products to a diverse group of customers worldwide - including physicians, hospitals, other medical institutions, and group purchasing organizations. To achieve this objective, we organize our marketing and sales teams around physician specialties. This focus enables us to develop highly knowledgeable and dedicated sales representatives who are able to foster strong relationships with physicians and other customers and enhance our ability to cross-sell complementary products. We believe that we maintain excellent working relationships with physicians and others in the medical industry that enable us to gain a detailed understanding of therapeutic and diagnostic developments, trends, and emerging opportunities and respond quickly to the changing needs of physicians and patients. We attempt to enhance our presence in the medical community through active participation in medical meetings and by conducting comprehensive training and educational activities. We believe that these activities contribute to physician expertise.

          In keeping with the increased emphasis on cost-effectiveness in health care delivery, the current trend among hospitals and other customers of medical device manufacturers is to consolidate into larger purchasing groups to enhance purchasing power. As a result, transactions with customers have become increasingly significant and more complex. This enhanced purchasing power may also lead to pressure on pricing and increased use of preferred vendors. Our customer base continues to evolve to reflect such economic changes across the geographic markets we serve. We are not dependent on any single customer for more than 10 percent of our total net sales.

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

          Major shifts in industry market share have occurred in connection with product problems, physician advisories, and safety alerts, reflecting the importance of product quality in the medical device industry. In addition, in the current environment of managed care, economically motivated customers, consolidation among health care providers, increased competition and declining reimbursement rates, we have been increasingly required to compete on the basis of price. In order to continue to compete effectively, we must continue to create or acquire advanced technology, incorporate this technology into proprietary products, obtain regulatory approvals in a timely manner, maintain high-quality manufacturing processes, and successfully market these products.

Worldwide Operations

          For financial reporting purposes, net sales and long-lived assets attributable to significant geographic areas are presented in Note 19 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Impact of Business Outside of the U.S.

          Our operations in countries outside the U.S. are accompanied by certain financial and other risks. Relationships with customers and effective terms of sale vary by country, often with longer-term receivables than are typical in the U.S. Inventory management is an important business concern due to the potential for obsolescence and long lead times from sole source providers. Foreign currency exchange rate fluctuations can affect revenues, net of expenses, and cash flows from operations outside the U.S. We use operational and economic hedges, as well as currency exchange rate derivative contracts to manage the impact of currency exchange rate changes on earnings and cash flow. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 10 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. In addition, the repatriation of certain earnings of subsidiaries outside the U.S. may result in substantial U.S. tax cost.

Production and Availability of Raw Materials

          We manufacture most of our products at 38 manufacturing facilities located in various countries throughout the world. The largest of these manufacturing facilities are located in Arizona, California, Colorado, Connecticut, Florida, Indiana, Massachusetts, Minnesota, New Jersey, Texas, Puerto Rico, Canada, France, Germany, Ireland, Italy, Mexico, The Netherlands, Singapore, and Switzerland. We purchase many of the components and raw materials used in manufacturing these products from numerous suppliers in various countries. For reasons of quality assurance, sole source availability, or cost effectiveness, certain components and raw materials are available only from a sole supplier. We work closely with our suppliers to help ensure continuity of supply while maintaining high quality and reliability. Due to the U.S. FDA’s requirements regarding manufacturing of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. Generally, we have been able to obtain adequate supplies of such raw materials and components. However, the reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our operations.

Working Capital Practices

          Our goal is to carry sufficient levels of inventory to ensure adequate supply of raw materials from suppliers and meet the product delivery needs of our customers. We also provide payment terms to customers in the normal course of business and rights to return product under warranty to meet the operational demands of our customers.

Employees

          On April 27, 2012, we employed approximately 45,000 employees (including full-time equivalent employees). Our employees are vital to our success. We believe we have been successful in attracting and retaining qualified personnel in a highly competitive labor market due to our competitive compensation and benefits, and our rewarding work environment.

Seasonality

          Worldwide sales, including U.S. sales, do not reflect any significant degree of seasonality.

Government Regulation and Other Considerations

          Our medical devices are subject to regulation by numerous government agencies, including the U.S. FDA and comparable agencies outside the U.S. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our medical devices.

          Authorization to commercially distribute a new medical device in the U.S. is generally received in one of two ways. The first, known as pre-market notification or the 510(k) process, requires us to demonstrate that our new medical device is substantially equivalent to a legally marketed medical device. In this process, we must submit data that supports our equivalence claim. If human clinical data is required, it must be gathered in compliance with U.S. FDA investigational device exemption regulations. We must receive an order from the U.S. FDA finding substantial equivalence to another legally marketed medical device before we can commercially distribute the new medical device. Modifications to cleared medical devices can be made without using the 510(k) process if the changes do not significantly affect safety or effectiveness. A very small number of our devices are exempt from pre-market review.

          The second, more rigorous process, known as pre-market approval (PMA), requires us to independently demonstrate that the new medical device is safe and effective. We do this by collecting data regarding design, materials, bench and animal testing, and human clinical data for the medical device. The U.S. FDA will authorize commercial distribution if it determines there is reasonable assurance that the medical device is safe and effective. This determination is based on the benefit outweighing the risk for the population intended to be treated with the device. This process is much more detailed, time-consuming, and expensive than the 510(k) process. A third, seldom used, process for approval exists for products intended for orphan populations, which is less than 4,000 patients per year in the U.S. This exemption is similar to the PMA process; however, a full showing of product effectiveness from large clinical trials is not required. The threshold for approving these products is probable benefit and safety.

          Both before and after a product is commercially released, we have ongoing responsibilities under U.S. FDA regulations. The U.S. FDA reviews design and manufacturing practices, labeling and record keeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices. We are also subject to periodic inspection by the U.S. FDA for compliance with the U.S. FDA’s quality system regulations, which govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, and servicing of all finished medical devices intended for human use. In addition, the U.S. FDA and other U.S. regulatory bodies (including the Federal Trade Commission, the Office of the Inspector General of the Department of Health and Human Services, the Department of Justice (DOJ), and various state Attorneys General) monitor the manner in which we promote and advertise our products. Although surgeons are permitted to use their medical judgment to employ medical devices for indications other than those cleared or approved by the U.S. FDA, we are prohibited from promoting products for such “off-label” uses, and can only market our products for cleared or approved uses. If the U.S. FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the U.S. FDA could require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health, order a recall, repair, replacement, or refund of such devices, detain or seize adulterated or misbranded medical devices, or ban such medical devices. The U.S. FDA may also impose operating restrictions, enjoin and/or restrain certain conduct resulting in violations of applicable law pertaining to medical devices, and assess civil or criminal penalties against our officers, employees, or us. The U.S. FDA may also recommend prosecution to the DOJ. Conduct giving rise to civil or criminal penalties may also form the basis for private civil litigation by third-party payers or other persons allegedly harmed by our conduct.

          The U.S. FDA, in cooperation with U.S. Customs and Border Protection (CBP), administers controls over the import of medical devices into the U.S. The CBP imposes its own regulatory requirements on the import of our products, including inspection and possible sanctions for noncompliance. Medtronic is also subject to foreign trade controls administered by several U.S. government agencies, including the Bureau of Industry and Security within the Commerce Department and the Office of Foreign Assets Control within the Treasury Department.

          The U.S. FDA also administers certain controls over the export of medical devices from the U.S. International sales of our medical devices that have not received U.S. FDA approval are subject to U.S. FDA export requirements. Many countries outside the U.S. to which we export medical devices also subject such medical devices to their own regulatory requirements. Frequently, we obtain regulatory approval for medical devices in countries outside the U.S. first because their regulatory approval is faster than that of the U.S. FDA. However, as a general matter, non-U.S. regulatory requirements are becoming increasingly common and more stringent.

          In the EU, a single regulatory approval process exists, and conformity with the legal requirements is represented by the CE Mark. To obtain a CE Mark, defined products must meet minimum standards of performance, safety, and quality (i.e., the essential requirements), and then, according to their classification, comply with one or more of a selection of conformity assessment routes. A notified body assesses the quality management systems of the manufacturer and the product conformity to the essential and other requirements within the medical device directive. Medtronic is subject to inspection by notified bodies for compliance. The competent authorities of the EU countries, generally in the form of their ministries or departments of health, oversee the clinical research for medical devices and are responsible for market surveillance of products once they are placed on the market. We are required to report device failures and injuries potentially related to product use to these authorities in a timely manner. Various penalties exist for non-compliance with the laws transcribing the medical device directives.

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

          Federal and state laws protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by health care providers. In particular, in April 2003, the U.S. Department of Health and Human Services (HHS) published patient privacy rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and, in April 2005, published security rules for protected health information. The HIPAA privacy and security rules govern the use, disclosure, and security of protected health information by “Covered Entities,” which are health care providers that submit electronic claims, health plans, and health care clearinghouses. In 2009, Congress passed the HITECH Act, which modified certain provisions of the HIPAA privacy and security rules for Covered Entities and their Business Associates (which is anyone that performs a service on behalf of a Covered Entity involving the use or disclosure of protected health information and is not a member of the Covered Entity’s workforce). These included directing HHS to publish more specific security standards, and increasing breach notification requirements, as well as tightening certain aspects of the privacy rules. HHS has proposed, but not finalized, these new rules. In addition, the HITECH Act provided that Business Associates will now be subject to the same security requirements as Covered Entities, and that with regard to both the security and privacy rule, Business Associates will be subject to direct enforcement by HHS, including civil and criminal liability, just as Covered Entities are. In the past, HIPAA has generally affected us indirectly. Medtronic is generally not a Covered Entity, except for a few units such as our Diabetes business and our health insurance plans. Medtronic only operates as a Business Associate to Covered Entities in a limited number of instances. In those cases, the patient data that we receive and analyze may include protected health information. We are committed to maintaining the security and privacy of patients’ health information and believe that we meet the expectations of the HIPAA rules. Some modifications to our systems and policies may be necessary, but the framework is already in place. However, the potential for enforcement action against us is now greater, as HHS can take action directly against Business Associates. Thus, while we believe we are and will be in substantial compliance with HIPAA standards, there is no guarantee that the government will not disagree. Enforcement actions can be costly and interrupt regular operations of our business. Nonetheless, these requirements affect a limited subset of our business. We believe the ongoing costs and impacts of assuring compliance with the HIPAA privacy and security rules are not material to our business. We are also impacted by the privacy requirements of countries outside the U.S. Privacy standards in Europe and Asia are becoming increasingly strict. Enforcement action and financial penalties related to privacy in the EU are growing, and new laws and restrictions are being passed. The management of cross border transfers of information among and outside of EU member countries is becoming more complex, which may complicate our clinical research activities, as well as product offerings that involve transmission or use of clinical data. We will continue our efforts to comply with those requirements and to adapt our business processes to the standards.

          Government and private sector initiatives to limit the growth of health care costs, including price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments, and managed-care arrangements, are continuing in many countries where we do business, including the U.S. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical devices and therapies. Government programs, including Medicare and Medicaid, private health care insurance, and managed-care plans have attempted to control costs by limiting the amount of reimbursement they will pay for particular procedures or treatments, tying reimbursement to outcomes, and other mechanisms designed to constrain utilization and contain costs. Hospitals, which purchase implants, are also seeking to reduce costs through a variety of mechanisms, including, for example, gainsharing, where a hospital agrees with physicians to share any realized cost savings resulting from the physicians’ collective change in practice patterns such as standardization of devices where medically appropriate. This has created an increasing level of price sensitivity among customers for our products. Some third-party payers must also approve coverage for new or innovative devices or therapies before they will reimburse health care providers who use the medical devices or therapies. Even though a new medical device may have been cleared for commercial distribution, we may find limited demand for the device until reimbursement approval has been obtained from governmental and private third-party payers. In addition, some private third-party payers require that certain procedures or that the use of certain products be authorized in advance as a condition of reimbursement. As a result of our manufacturing efficiencies and cost controls, we believe we are well-positioned to respond to changes resulting from the worldwide trend toward cost-containment; however, uncertainty remains as to the nature of any future legislation, making it difficult for us to predict the potential impact of cost-containment trends on future operating results.

          The delivery of our devices is subject to regulation by HHS and comparable state and non-U.S. agencies responsible for reimbursement and regulation of health care items and services. U.S. laws and regulations are imposed primarily in connection with the Medicare and Medicaid programs, as well as the government’s interest in regulating the quality and cost of health care. Foreign governments also impose regulations in connection with their health care reimbursement programs and the delivery of health care items and services.

          Federal health care laws apply when we or customers submit claims for items or services that are reimbursed under Medicare, Medicaid, or other federally-funded health care programs. The principal federal laws include: (1) the False Claims Act which prohibits the submission of false or otherwise improper claims for payment to a federally-funded health care program; (2) the Anti-Kickback Statute which prohibits offers to pay or receive remuneration of any kind for the purpose of inducing or rewarding referrals of items or services reimbursable by a Federal health care program; (3) the Stark law which prohibits physicians from referring Medicare or Medicaid patients to a provider that bills these programs for the provision of certain designated health services if the physician (or a member of the physician’s immediate family) has a financial relationship with that provider; and (4) health care fraud statutes that prohibit false statements and improper claims to any third-party payer. There are often similar state false claims, anti-kickback, and anti-self referral and insurance laws that apply to state-funded Medicaid and other health care programs and private third-party payers. In addition, the U.S. Foreign Corrupt Practices Act can be used to prosecute companies in the U.S. for arrangements with physicians, or other parties outside the U.S. if the physician or party is a government official of another country and the arrangement violates the law of that country.

          The laws applicable to us are subject to change, and subject to evolving interpretations. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, Medtronic and its officers and employees could be subject to severe criminal and civil penalties including substantial fines and damages, and exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid.

          We operate in an industry characterized by extensive patent litigation. Patent litigation can result in significant damage awards and injunctions that could prevent the manufacture and sale of affected products or result in significant royalty payments in order to continue selling the products. At any given time, we are involved as both a plaintiff and a defendant in a number of patent infringement actions. While it is not possible to predict the outcome of patent litigation incidents to our business, we believe the costs associated with this type of litigation could have a material adverse impact on our consolidated results of operations, financial position, or cash flows. For additional information, see Note 17 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

          Omar Ishrak, age 56, has been Chairman and Chief Executive Officer of Medtronic since June 2011. Prior to joining Medtronic, Mr. Ishrak served as President and Chief Executive Officer of GE Healthcare Systems, a division of GE Healthcare, from 2009 to 2011. He was President and Chief Executive Officer of GE Healthcare Clinical Systems from 2005 to 2008, Vice President and General Manager of GE Healthcare Ultrasound and BMD from 2000 to 2004, and General Manager, Global Ultrasound from 1995 to 2000.

          Michael J. Coyle, age 49, has been Executive Vice President and Group President, Cardiac and Vascular Group since December 2009. Prior to that, he served as President of the Cardiac Rhythm Management division at St. Jude from 2001 to 2007, and prior positions included serving St. Jude as President of the company’s Daig Catheter division and numerous leadership positions at Eli Lilly & Company. Mr. Coyle is a member of the board of directors of Volcano Corporation.

          H. James Dallas, age 53, has been Senior Vice President, Quality and Operations since April 2008. Prior to that, he was Senior Vice President and Chief Information Officer of Medtronic from April 2006 to April 2008. He was Vice President and Chief Information Officer of Georgia Pacific Corporation from December 2002 to December 2005; General Manager of the Transportation Division and President of the Lumber Division of Georgia Pacific Corporation from October 2001 to December 2002; and Vice President, Building Products Distribution Sales and Logistics, Georgia Pacific Corporation from October 2000 to October 2001. Mr. Dallas is a member of the board of directors of KeyCorp.

          Gary L. Ellis, age 55, has been Senior Vice President and Chief Financial Officer since May 2005. Prior to that, he was Vice President, Corporate Controller and Treasurer since October 1999 and Vice President and Corporate Controller from August 1994 to October 1999. Mr. Ellis joined Medtronic in 1989 as Assistant Corporate Controller and was promoted to Vice President of Finance for Medtronic Europe in 1992, until being named as Corporate Controller in 1994. Mr. Ellis is a member of the board of directors of The Toro Company and past chairman of the American Heart Association.

          D. Cameron Findlay, age 52, has been Senior Vice President, General Counsel and Corporate Secretary since August 2009. Prior to that, Mr. Findlay was Executive Vice President and General Counsel of Aon Corporation from August 2003 to June 2009. Prior to joining Aon, Mr. Findlay served as the U.S. Deputy Secretary of Labor. Before joining the Labor Department in June 2001, Mr. Findlay was a partner at the law firm now known as Sidley Austin LLP. Before that, he served in the White House as an aide to U.S. President George H. W. Bush.

          Richard Kuntz, M.D., age 55, has been Senior Vice President and Chief Scientific, Clinical and Regulatory Officer since August 2009. Prior to that, he was Senior Vice President and President, Neuromodulation from October 2005 to August 2009; and prior to that, he was an interventional cardiologist and Chief of the Division of Clinical Biometrics at Brigham and Women’s Hospital and Associate Professor of Medicine and Chief Scientific Officer of the Harvard Clinical Research Institute. Mr. Kuntz is a member of the board of directors of Tengion, Inc.

          Christopher J. O’Connell, age 45, has been Executive Vice President and Group President, Restorative Therapies Group since August 2009. Prior to that, he was Senior Vice President and President, Diabetes from October 2006 to August 2009, President of Medtronic’s Emergency Response Systems division from May 2005 to October 2006, and Vice President of Sales and Marketing of Medtronic’s Cardiac Rhythm Disease Management division from November 2001 to May 2005. Mr. O’Connell has served in various management positions since joining the Company in 1994.

          Caroline Stockdale, age 48, has been Senior Vice President and Chief Human Resources Officer since April 2010. Prior to that, she served as Vice President of Revenue Cycle Operations at Accretive Health from January 2009 to May 2010. From 2005 to 2009, she served as Executive Vice President of Global Human Resources at Warner Music Group; from 2002 to 2005, she was Senior Vice President, Human Resources, at American Express Financial Advisors (Ameriprise); and from 1997 to 2002, she was Executive Vice President and Global HR Leader at GE Capital.

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

          We manufacture most of our products at 38 manufacturing facilities located throughout the world. We purchase many of the components and raw materials used in manufacturing these products from numerous suppliers in various countries. Generally we have been able to obtain adequate supplies of such raw materials and components. However, for reasons of quality assurance, cost effectiveness, or availability, we procure certain components and raw materials from a sole supplier. We work closely with our suppliers to try to ensure continuity of supply while maintaining high quality and reliability. However, we cannot guarantee that these efforts will be successful. In addition, due to the stringent regulations and requirements of the U.S. FDA regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture our products in a timely or cost-effective manner and to make our related product sales.

          Our industry is experiencing greater scrutiny and regulation by governmental authorities, which may lead to greater regulation in the future.

          Our medical devices and our business activities are subject to rigorous regulation, including by the U.S. FDA, DOJ, and numerous other federal, state, and foreign governmental authorities. These authorities and members of Congress have been increasing their scrutiny of our industry. For example, we have received inquiries from members of Congress and other government agencies regarding a variety of matters. In addition, certain states have recently passed or are considering legislation restricting our interactions with health care providers and requiring disclosure of certain payments to them. We anticipate that governmental authorities will continue to scrutinize our industry closely, and that additional regulation may increase compliance and legal costs, exposure to litigation, and other adverse effects to our operations.

          We are subject to many laws and governmental regulations and any adverse regulatory action may materially adversely affect our financial condition and business operations.

          Our medical devices are subject to regulation by numerous government agencies, including the U.S. FDA and comparable agencies outside the U.S. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our medical devices. We cannot guarantee that we will be able to obtain marketing clearance for our new products or enhancements or modifications to existing products. If such approval is obtained, it may:

•	take a significant amount of time,

•	require the expenditure of substantial resources,

•	involve stringent clinical and pre-clinical testing, as well as increased post-market surveillance,

•	involve modifications, repairs, or replacements of our products, and

•	result in limitations on the proposed uses of our products.

          Both before and after a product is commercially released, we have ongoing responsibilities under U.S. FDA regulations. We are also subject to periodic inspections by the U.S. FDA to determine compliance with the U.S. FDA’s requirements, including primarily the quality system regulations and medical device reporting regulations. The results of these inspections can include inspectional observations on U.S. FDA’s Form-483, warning letters, or other forms of enforcement. Since 2009, the U.S. FDA has significantly increased its oversight of companies subject to its regulations, including medical device companies, by hiring new investigators and stepping up inspections of manufacturing facilities. The U.S. FDA has recently also significantly increased the number of warning letters issued to companies. If the U.S. FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the U.S. FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of such devices, refuse to grant pending pre-market approval applications or require certificates of foreign governments for exports, and/or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. The U.S. FDA may also impose operating restrictions on a company-wide basis, enjoin and/or restrain certain conduct resulting in violations of applicable law pertaining to medical devices, and assess civil or criminal penalties against our officers, employees, or us. The U.S. FDA may also recommend prosecution to the DOJ. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products.

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

          Our devices and therapies are subject to regulation regarding quality and cost by HHS, including the Centers for Medicare & Medicaid Services (CMS) as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of health care goods and services. U.S. federal government health care laws apply when we submit a claim on behalf of a U.S. federal health care program beneficiary, or when a customer submits a claim for an item or service that is reimbursed under a U.S. federal government-funded health care program, such as Medicare or Medicaid. The principal U.S. federal laws implicated include those that prohibit the filing of false or improper claims for federal payment, known as the false claims laws; those that prohibit unlawful inducements for the referral of business reimbursable under federally-funded health care programs, known as the anti-kickback laws; and that which prohibits health care service providers seeking reimbursement for providing certain services to a patient who was referred by a physician who has certain types of direct or indirect financial relationships with the service provider, known as the Stark law.

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

          In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the federal government, state governments, regulators, and third-party payers to control these costs and, more generally, to reform the U.S. health care system. Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products. The adoption of some or all of these proposals could have a material adverse effect on our financial position and results of operations.

          In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010. The legislation imposes significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales beginning in January 2013. Under the legislation, the total cost to the medical device industry is expected to be approximately $20 billion over ten years. This significant increase in the tax burden on our industry could have a material, negative impact on our results of operations and our cash flows. We currently estimate that our annual excise tax fee would be within the range of $125 to $175 million after tax. Other elements of this legislation, such as comparative effectiveness research, an independent payment advisory board, payment system reforms, including shared savings pilots, and other provisions, could meaningfully change the way health care is developed and delivered, and may materially impact numerous aspects of our business.

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

          We may experience decreasing prices for our goods and services due to pricing pressure experienced by our customers from managed care organizations and other third-party payers, increased market power of our customers as the medical device industry consolidates, and increased competition among medical engineering and manufacturing services providers. If the prices for our goods and services decrease and we are unable to reduce our expenses, our results of operations will be adversely affected.

          Continuing worldwide economic instability, including challenges faced by the Eurozone countries, could adversely affect our revenues, financial condition or results of operations.

          Since fiscal year 2008, the global economy has been impacted by the sequential effects of an ongoing global financial crisis. This global financial crisis, including the European sovereign debt crisis, has caused extreme disruption in the financial markets, including severely diminished liquidity and credit availability. There can be no assurance that there will not be further deterioration in the global economy. Our customers and vendors may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. As with our customers and vendors, these economic conditions make it more difficult for us to accurately forecast and plan our future business activities. In addition, a significant amount of our trade receivables are with national health care systems in many countries (including, but not limited to, Greece, Ireland, Portugal, and Spain). Repayment of these receivables is dependent upon the financial stability of the economies of those countries. In light of the current economic state of many countries outside the U.S., we continue to monitor their creditworthiness. Failure to receive payment of all or a significant portion of these receivables could adversely affect our results of operations. Further, there are concerns for the overall stability and suitability of the Euro as a single currency, given the economic and political challenges facing individual Eurozone countries. Continuing deterioration in the creditworthiness of the Eurozone countries, the withdrawal of one or more member countries from the EU, or the failure of the Euro as a common European currency could adversely affect the Company’s revenues, financial condition or results of operations.

          We are subject to a variety of market and financial risks due to our international operations that could adversely affect those operations or our profitability and operating results.

          Our operations in countries outside the U.S., which accounted for 45 percent of our net sales for the year ended April 27, 2012, are accompanied by certain financial and other risks. We intend to continue to pursue growth opportunities in sales outside the U.S., especially in emerging markets, which could expose us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	local product preferences and product requirements,

•	longer-term receivables than are typical in the U.S.,

•	fluctuations in foreign currency exchange rates,

•	less intellectual property protection in some countries outside the U.S. than exists in the U.S.,

•	trade protection measures and import and export licensing requirements,

•	work force instability,

•	political and economic instability, and

•	the potential payment of U.S. income taxes on certain earnings of our subsidiaries outside the U.S. upon repatriation.

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

          Our international operations expose us to legal and regulatory risks, which could have a material effect on our business.

          In addition to market and financial risks, our profitability and international operations are, and will continue to be, subject to risks relating to changes in foreign medical reimbursement programs and policies and changes in foreign legal and regulatory requirements. In addition, our international operations are governed by various U.S. laws and regulations, including Foreign Corrupt Practices Act (FCPA) and other similar laws that prohibit us and our business partners from making improper payments or offers of payment to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. Global enforcement of anti-corruption laws has increased substantially in recent years, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by U.S. and foreign governmental agencies, and assessment of significant fines and penalties against companies and individuals. Our international operations create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors, because these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Any alleged or actual violations of these regulations may subject us to government scrutiny, severe criminal or civil sanctions and other liabilities, including limitations on our ability to export products outside the U.S., and could negatively affect our business, reputation, operating results and financial condition. In addition, the government may seek to hold us liable for successor liability FCPA violations committed by any companies in which we invest or that we acquire.

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

          Most of our customers, and the health care providers to whom our customers supply medical devices, rely on third-party payers, including government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which medical devices that incorporate components we manufacture or assemble are used. The continuing efforts of governmental authorities, insurance companies, and other payers of health care costs to contain or reduce these costs could lead to patients being unable to obtain approval for payment from these third-party payers. If third-party payer payment approval cannot be obtained by patients, sales of finished medical devices that include our components may decline significantly and our customers may reduce or eliminate purchases of our components. The cost-containment measures that health care providers are instituting, both in the U.S. and internationally, could harm our ability to operate profitably. For example, managed care organizations have successfully negotiated volume discounts for pharmaceuticals. While this type of discount pricing does not currently exist for medical devices, if managed care or other organizations were able to affect discount pricing for devices, it could result in lower prices to our customers from their customers and, in turn, reduce the amounts we can charge our customers for our medical devices.

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

          As a part of the regulatory process of obtaining marketing clearance for new products and new indications for existing products, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations, and trial endpoints. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, by our competitors, or by third parties, or the market’s or U.S. FDA’s perception of this clinical data, may adversely impact our ability to obtain product approvals, our position in, and share of, the markets in which we participate, and our business, financial condition, and results of operations.

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

          We are subject to rigorous regulation by the U.S. FDA and numerous other federal, state, and foreign governmental authorities. These authorities have been increasing their scrutiny of our industry. We have received subpoenas and other requests for information from state and federal governmental agencies, including, among others, the U.S. Department of Justice and the Office of Inspector General of HHS. These investigations have related primarily to financial arrangements with health care providers, regulatory compliance, and product promotional practices. Similar requests were made of our major competitors.

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

          We are subject to income taxes as well as non-income based taxes, in both the U.S. and various jurisdictions outside the U.S. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our consolidated earnings and financial condition. Additionally, changes in tax laws or tax rulings could materially impact our effective tax rate.

          We are increasingly dependent on sophisticated information technology and if we fail to properly maintain the integrity of our data or if our products do not operate as intended, our business could be materially affected.

          The Company is increasingly dependent on sophisticated information technology for its products and infrastructure. As a result of technology initiatives, recently enacted regulations, changes in our system platforms and integration of new business acquisitions, we have been consolidating and integrating the number of systems we operate and have upgraded and expanded our information systems capabilities. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect patient and customer information, and changing customer patterns. In addition, third parties may attempt to hack into our products or systems and may obtain data relating to patients with our products or the Company’s proprietary information. If we fail to maintain or protect our information systems and data integrity effectively, we could lose existing customers, have difficulty attracting new customers, have problems in determining product cost estimates and establishing appropriate pricing, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, physicians, and other health care professionals, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences. There can be no assurance that our process of consolidating the number of systems we operate, upgrading and expanding our information systems capabilities, protecting and enhancing our systems and developing new systems to keep pace with continuing changes in information processing technology will be successful or that additional systems issues will not arise in the future. Any significant breakdown, intrusion, interruption, corruption, or destruction of these systems, as well as any data breaches, could have a material adverse effect on our business.

Item 1B. Unresolved Staff Comments

          None.

Item 2. Properties

          Our principal offices are owned by us and located in the Minneapolis, Minnesota metropolitan area. Manufacturing or research facilities are located in Arizona, California, Colorado, Connecticut, Florida, Indiana, Massachusetts, Michigan, Minnesota, New Jersey, Texas, Puerto Rico, Canada, France, Germany, Ireland, Israel, Italy, Mexico, The Netherlands, Singapore, and Switzerland. Our total manufacturing and research space is approximately 3.8 million square feet, of which approximately 40 percent is owned by us and the balance is leased.

          We also maintain sales and administrative offices in the U.S. at approximately 43 locations in 28 states or jurisdictions and outside the U.S. at approximately 111 locations in over 44 countries. Most of these locations are leased. We are using substantially all of our currently available productive space to develop, manufacture, and market our products. Our facilities are in good operating condition, suitable for their respective uses and adequate for current needs.

Item 3. Legal Proceedings

          A discussion of the Company’s policies with respect to legal proceedings is discussed in our contingencies footnote as described in Note 17 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

          Not applicable.

PART II

Item 5. Market for Medtronic’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

          The Company’s common stock is listed on the New York Stock Exchange under the symbol “MDT.”

          In June 2009 and June 2011, the Company’s Board of Directors authorized the repurchase of 60 million and 75 million shares of the Company’s common stock, respectively. As of April 27, 2012, the Company had used the entire amount authorized under the June 2009 repurchase program and 16.6 million of the 75.0 million shares authorized under the June 2011 program. As authorized by the Board of Directors our program expires when its total number of authorized shares has been repurchased.

          The following table provides information about shares repurchased by the Company during the fourth quarter of fiscal year 2012:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
01/28/12-02/24/12	11,275,133	$39.91	11,275,133	63,897,726
02/25/12-03/30/12	5,459,269	38.47	5,459,269	58,438,457
03/31/12-04/27/12	—	—	—	58,438,457
Total	16,734,402	$39.44	16,734,402	58,438,457

          On June 25, 2012, there were approximately 48,900 shareholders of record of the Company’s common stock. Cash dividends declared and paid totaled 24.25 cents per share for each quarter of fiscal year 2012 and 22.50 cents per share for each quarter of fiscal year 2011. The following prices are the high and low market sales quotations per share of the Company’s common stock, for the periods indicated:

Fiscal Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2012 High	$43.33	$36.36	$40.16	$40.78
2012 Low	35.55	30.18	33.11	36.88
2011 High	44.31	38.08	39.53	42.20
2011 Low	35.13	30.80	33.33	36.31

Stock Performance Graph

          The following graph compares the cumulative total shareholder return on Medtronic’s common stock with the cumulative total shareholder return on the Standard & Poor’s (S&P) 500 Index and the S&P 500 Health Care Equipment Index for the last five fiscal years. The graph assumes that $100 was invested at market close on April 27, 2007 in Medtronic’s common stock, the S&P 500 Index, and the S&P 500 Health Care Equipment Index and that all dividends were reinvested.

Company/Index	April 2007	April 2008	April 2009	April 2010	April 2011	April 2012
Medtronic, Inc.	$100.00	$93.09	$56.84	$85.72	$83.95	$77.80
S&P 500 Index	100.00	95.41	60.71	84.94	99.56	104.70
S&P 500 Health Care Equipment Index	100.00	99.51	67.79	89.56	99.59	97.06

Item 6. Selected Financial Data

	Fiscal Year
	2012	2011	2010	2009	2008
(in millions, except per share data and additional information)
Operating Results for the Fiscal Year:
Net sales	$16,184	$15,508	$15,392	$14,256	$13,186
Cost of products sold	3,889	3,700	3,582	3,315	3,249
Gross margin percentage	76.0%	76.1%	76.7%	76.7%	75.4%
Research and development expense	$1,490	$1,472	$1,424	$1,316	$1,247
Selling, general, and administrative expense	5,623	5,427	5,282	5,022	4,579
Special charges	—	—	—	100	78
Restructuring charges, net	87	259	50	120	41
Certain litigation charges, net	90	245	374	714	366
Acquisition-related items	12	14	23	621	390
Amortization of intangible assets	335	339	317	281	217
Other expense, net	364	110	150	115	220
Interest expense, net	149	278	246	183	36
Earnings from continuing operations before income taxes	4,145	3,664	3,944	2,469	2,763
Provision for income taxes	730	609	861	381	611
Earnings from continuing operations	3,415	3,055	3,083	2,088	2,152
Earnings (loss) from discontinued operations, net of tax	202	41	16	(18)	(14)
Net earnings	$3,617	$3,096	$3,099	$2,070	$2,138

Per Share of Common Stock:
Basic - Earnings from continuing operations	$3.24	$2.84	$2.79	$1.86	$1.90
Basic - Net earnings	3.43	2.87	2.80	1.85	1.89
Diluted - Earnings from continuing operations	3.22	2.82	2.78	1.85	1.88
Diluted - Net earnings	3.41	2.86	2.79	1.84	1.87
Cash dividends declared	0.97	0.90	0.82	0.75	0.50

Financial Position at Fiscal Year-end:
Working capital	$3,658	$4,424	$4,718	$4,305	$3,777
Current ratio	1.6:1.0	1.9:1.0	1.9:1.0	2.3:1.0	2.1:1.0
Total assets	$33,083	$30,675	$28,539	$24,012	$22,368
Long-term debt	7,359	8,112	6,944	6,253	5,127
Shareholders’ equity	17,113	15,968	14,629	13,182	11,966

Additional Information:*
Full-time employees at year-end	40,601	40,346	38,339	36,626	35,517
Full-time equivalent employees at year-end	44,944	44,315	42,208	39,918	39,168

*Employee counts include continuing operations only.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Understanding Our Financial Information

          The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic, Inc. and its subsidiaries (Medtronic or the Company, or we, us, or our). You should read this discussion and analysis along with our consolidated financial statements and related notes thereto as of April 27, 2012 and April 29, 2011 and for each of the three fiscal years ended April 27, 2012, April 29, 2011, and April 30, 2010.

          Beginning in the third quarter of fiscal year 2012, the results of operations, assets, and liabilities of the Physio-Control business, which were previously presented as a component of the Cardiac and Vascular Group operating segment, are classified as discontinued operations. All information in the following management’s discussion and analysis of financial condition and results of operations includes only results from continuing operations (excluding Physio-Control) for all periods presented, unless otherwise noted. For further information regarding discontinued operations, see Note 3 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

          Organization of Financial Information Management’s discussion and analysis, presented on pages 29 to 56 of this report, provides material historical and prospective disclosures designed to enable investors and other users to assess our financial condition and results of operations.

          The consolidated financial statements are presented on pages 60 to 121 of this report, and include the consolidated statements of earnings, consolidated balance sheets, consolidated statements of shareholders’ equity, consolidated statements of cash flows and the related notes, which are an integral part of the consolidated financial statements.

          Financial Trends Throughout this management’s discussion and analysis, you will read about transactions or events that materially contribute to or reduce earnings and materially affect financial trends. We refer to these transactions and events as special charges (such as asset impairments or contributions to The Medtronic Foundation), restructuring charges, net, certain litigation charges, net, acquisition-related items, or certain tax adjustments. These charges, or benefits, result from facts and circumstances that vary in frequency and/or impact to operations. While understanding these charges or benefits is important to understanding and evaluating financial trends, other transactions or events may also have a material impact on financial trends. A complete understanding of the special charges, restructuring charges, net, certain litigation charges, net, acquisition-related items, and certain tax adjustments is necessary in order to estimate the likelihood that financial trends may continue.

          Our fiscal year-end is the last Friday in April, and therefore, the total weeks in a fiscal year can fluctuate between 52 and 53 weeks. Fiscal years 2012 and 2011 were 52-week years. Fiscal year 2010 was a 53-week year.

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

          Net earnings (including Physio-Control) for the fiscal year ended April 27, 2012 were $3.617 billion, or $3.41 per diluted share, as compared to net earnings of $3.096 billion, or $2.86 per diluted share for the fiscal year ended April 29, 2011, representing an increase of 17 percent and 19 percent, respectively. Fiscal year 2012 net earnings included after-tax restructuring charges, net, certain litigation charges, net, and acquisition-related items that decreased net earnings by an aggregate of $133 million ($189 million pre-tax). Fiscal year 2011 net earnings included after-tax restructuring charges, net, certain litigation charges, net, and acquisition-related items that decreased net earnings by an aggregate of $430 million ($529 million pre-tax). See further discussion of these items in the “Restructuring Charges, Net, Certain Litigation Charges, Net, and Acquisition-Related Items” section of this management’s discussion and analysis.

	Net Sales
	Fiscal Year
(dollars in millions)	2012	2011	%Change
Cardiac and Vascular Group	$8,482	$8,119	4%
Restorative Therapies Group	7,702	7,389	4
Total Net Sales	$16,184	$15,508	4

          Net sales in fiscal year 2012 were $16.184 billion, an increase of 4 percent from the prior fiscal year. Foreign currency translation had a favorable impact of $273 million on net sales when compared to the prior fiscal year. Net sales growth for fiscal year 2012 was driven by a 4 percent increase in both the Cardiac and Vascular Group and Restorative Therapies Group when compared to the prior fiscal year. The Cardiac and Vascular Group’s performance was a result of strong sales in Coronary, Structural Heart, Endovascular and Peripheral, CRDM pacing systems, and AF Solutions, partially offset by declines in CRDM defibrillation systems. The Cardiac and Vascular Group’s net sales outside the U.S. were $4.795 billion compared to $4.403 billion for the prior fiscal year. Growth outside the U.S. continued to be strong across all of the Cardiac and Vascular Group’s businesses. The Cardiac and Vascular Group’s performance was favorably affected by new products, with growth offset by the continued macroeconomic downturn, pricing pressures due to competition, slowing of certain market growth rates, and the continued trend of increased hospital ownership of physician practices. Additionally, the ICD utilization article in the January 2011 Journal of the American Medical Association and the hospital investigation by the DOJ had an effect on the U.S. ICD market throughout fiscal year 2012; however, in the fourth quarter we began to see signs of stabilization. The Restorative Therapies Group’s performance was a result of strong net sales in Diabetes and Surgical Technologies, as well as solid growth in Neuromodulation, partially offset by weaker net sales in Spinal. The Restorative Therapies Group’s net sales outside the U.S. were $2.561 billion compared to $2.233 billion for the prior fiscal year. Growth outside the U.S. continued to be strong across all of the Restorative Therapies Group’s businesses. The Restorative Therapies Group’s performance was favorably affected by the recent launch of notable products, sales force expansion, and the acquisitions of Salient and PEAK in the second quarter of fiscal year 2012, and negatively impacted by the continued macroeconomic downturn, continued heightened payer scrutiny, competition, and the continued trend of increased hospital ownership of physician practices. See our discussion in the “Net Sales” section of this management’s discussion and analysis for more information on the results of our operating segments.

          We remain committed to our Mission of developing lifesaving and life-enhancing therapies to alleviate pain, restore health, and extend life. The diversity and depth of our current product offerings enable us to provide medical therapies to patients worldwide. We work to improve patient access through well-planned studies which show the safety, efficacy, and cost-effectiveness of our therapies, and our alliances with patients, clinicians, regulators, and reimbursement agencies. Our investments in R&D, strategic acquisitions, expanded clinical trials, and infrastructure provide the foundation for our growth. We are confident in our ability to drive long-term shareholder value using the principles of our Mission, our strong product pipelines, and our continued commitment to innovative R&D.

Critical Accounting Estimates

          We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

          Legal Proceedings We are involved in a number of legal actions involving product liability, intellectual property disputes, shareholder derivative actions, securities class actions, and other class actions. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief (including injunctions barring the sale of products that are the subject of the lawsuit), that could require significant expenditures or result in lost revenues. In accordance with U.S. GAAP, we record a liability in our consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, or punitive damages; or could result in a change in business practice. Our significant legal proceedings are discussed in Note 17 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. While it is not possible to predict the outcome for most of the matters discussed in Note 17 to the consolidated financial statements, we believe it is possible that costs associated with them could have a material adverse impact on our consolidated earnings, financial position, or cash flows.

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

          In the event there is a special or restructuring charge, net, certain litigation charge, net, and/or acquisition-related items recognized in our operating results, the tax cost or benefit attributable to that item is separately calculated and recorded. Because the effective rate can be significantly impacted by these discrete items that take place in the period, we often refer to our tax rate using both the effective rate and the non-GAAP nominal tax rate. The non-GAAP nominal tax rate is defined as the income tax provision as a percentage of earnings before income taxes, excluding special charges, restructuring charges, net, certain litigation charges, net, acquisition-related items, and certain tax adjustments. We believe this resulting non-GAAP financial measure provides useful information to investors because it excludes the effect of these discrete items so that investors can compare our recurring results over multiple periods. Investors should consider this non-GAAP measure in addition to, and not as a substitute for, financial performance measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP financial measure may not be the same or similar to measures presented by other companies.

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

          The Company’s overall tax rate from continuing operations including the tax impact of restructuring charges, net, certain litigation charges, net, and acquisition-related items has resulted in an effective tax rate of 17.6 percent for fiscal year 2012. Excluding the impact of the restructuring charges, net, certain litigation charges, net, and acquisition-related items, our operational and tax strategies have resulted in a non-GAAP nominal tax rate of 18.1 percent versus the U.S. Federal statutory rate of 35.0 percent. An increase in our non-GAAP nominal tax rate of one percent would result in an additional income tax provision for the fiscal year ended April 27, 2012 of approximately $43 million. See the discussion of our tax rate and the tax adjustments in the “Income Taxes” section of this management’s discussion and analysis.

          Valuation of Other Intangible Assets, Including IPR&D, Goodwill and Contingent Consideration When we acquire a business, the purchase price is allocated, as applicable, among identifiable intangible assets, including IPR&D, net tangible assets, and goodwill as required by U.S. GAAP. Our policy defines IPR&D as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to other intangible assets and IPR&D requires us to make significant estimates. These estimates include the amount and timing of projected future cash flows, the discount rate used to discount those cash flows to present value, the assessment of the asset’s life cycle and the consideration of legal, technical, regulatory, economic, and competitive risks. The amount of the purchase price allocated to other intangible assets, including IPR&D and net tangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of measurement in accordance with accepted valuation standards.

          IPR&D included in a business combination is capitalized as an indefinite-lived intangible asset. Development costs incurred after the acquisition are expensed as incurred. Upon receipt of regulatory approval, the indefinite-lived intangible asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the R&D project is abandoned, the indefinite-lived asset is charged to expense. IPR&D acquired outside of a business combination is expensed immediately.

          Due to the uncertainty associated with R&D projects, there is risk that actual results will differ materially from the original cash flow projections and that the R&D project will result in a successful commercial product. The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, delay or failure to obtain required market clearances, or delays or issues with patent issuance, or validity and litigation.

          Contingent consideration is recorded at the acquisition date at the estimated fair value of the contingent consideration milestone payments for all acquisitions subsequent to April 24, 2009. The acquisition date fair value is measured based on the consideration expected to be transferred (probability-weighted), discounted back to present value. The discount rate used is determined at the time of measurement in accordance with accepted valuation methods. The fair value of the contingent milestone consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within acquisition-related items in our consolidated statements of earnings. Changes to the fair value of contingent consideration liability can result from changes in discount rates and periods as well as changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving the milestones which trigger payment. Using different valuation assumptions including revenue or cash flow projections, growth rates, discount rates or probabilities of achieving the milestones could result in different purchase price allocations, amortization expense, and contingent consideration expense in the current or future periods.

          Goodwill is the excess of the purchase price over the fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. Goodwill was $9.934 billion and $9.520 billion as of April 27, 2012 and April 29, 2011, respectively.

          Other intangible assets include patents, trademarks, purchased technology, and IPR&D (since April 25, 2009). Intangible assets with a definite life are amortized on a straight-line or accelerated basis, as appropriate, with estimated useful lives ranging from three to 20 years. We review all intangible assets for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. Refer to Note 1 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. for additional information. Our impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future revenue and expense growth rates, selection of appropriate discount rate, asset groupings, and other assumptions and estimates. We use estimates that are consistent with our business plans and a market participant view of the assets being evaluated. Actual results may differ from our estimates. Other intangible assets, net of accumulated amortization, were $2.647 billion and $2.725 billion as of April 27, 2012 and April 29, 2011, respectively.

Discontinued Operations

          On November 16, 2011, we entered into a definitive agreement with Bain Capital Partners, LLC (Bain Capital) for Bain Capital to acquire Physio-Control and related entities, excluding certain assets and liabilities, for cash in a transaction valued at approximately $405 million excluding potential earn-outs and any working capital adjustments. The working capital adjustment will be adjusted based on the final closing balance sheet in accordance with the agreement. On January 30, 2012, we completed the sale of the Physio-Control business to Bain Capital and recognized a pre-tax gain on sale of $218 million in the fourth quarter of fiscal year 2012. The recognized gain is below the previously disclosed range of $220 to $235 million due to the reversal of the portion of our currency translation adjustment related to Physio-Control and an increase in the net assets sold. Beginning in the third quarter of fiscal year 2012, the assets and liabilities of this business met the accounting criteria to be classified as held for sale and have been aggregated and reported on separate lines in the consolidated balance sheets for all periods presented. We also classified the results of operations of the Physio-Control business, which were previously presented as a component of the Cardiac and Vascular Group operating segment, as discontinued operations in the consolidated statements of earnings for all periods presented. For more information regarding discontinued operations, refer to Note 3 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Net Sales

          The table below illustrates net sales by product line and operating segment for fiscal years 2012, 2011, and 2010:

	Net Sales			Net Sales
	Fiscal Year			Fiscal Year
(dollars in millions)	2012	2011	% Change	2011	2010	% Change
Defibrillation Systems	$2,822	$2,962	(5)%	$2,962	$3,167	(6)%
Pacing Systems	1,978	1,901	4	1,901	1,987	(4)
AF and Other	207	147	41	147	114	29
CARDIAC RHYTHM DISEASE MANAGEMENT	5,007	5,010	—	5,010	5,268	(5)
Coronary	1,598	1,466	9	1,466	1,450	1
Structural Heart	1,094	977	12	977	880	11
Endovascular and Peripheral	783	666	18	666	534	25
CARDIOVASCULAR	3,475	3,109	12	3,109	2,864	9
TOTAL CARDIAC AND VASCULAR GROUP	8,482	8,119	4	8,119	8,132	—
Core Spinal	2,467	2,530	(2)	2,530	2,632	(4)
Biologics	800	884	(10)	884	868	2
SPINAL	3,267	3,414	(4)	3,414	3,500	(2)
NEUROMODULATION	1,700	1,592	7	1,592	1,560	2
DIABETES	1,481	1,347	10	1,347	1,237	9
SURGICAL TECHNOLOGIES	1,254	1,036	21	1,036	963	8
TOTAL RESTORATIVE THERAPIES GROUP	7,702	7,389	4	7,389	7,260	2
TOTAL	$16,184	$15,508	4	$15,508	$15,392	1

          In fiscal years 2012 and 2011, net sales were favorably impacted by foreign currency translation of $273 million and $12 million, respectively. The primary exchange rate movements that impact our consolidated net sales growth are the U.S. dollar as compared to the Euro and the Japanese Yen. The impact of foreign currency fluctuations on net sales is not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities. See “Item 7A. Qualitative and Quantitative Disclosures about Market Risk” and Note 10 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further details on foreign currency instruments and our related risk management strategies.

          Statements that are forward-looking and not historical in nature statements are subject to risks and uncertainties. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K and “Cautionary Factors That May Affect Future Results” in this management’s discussion and analysis for more information on these important factors.

          Cardiac and Vascular Group The Cardiac and Vascular Group is composed of the CRDM and CardioVascular businesses. The Cardiac and Vascular Group’s products include pacemakers, implantable defibrillators, leads and delivery systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with CRDM devices, coronary and peripheral stents and related delivery systems, therapies for uncontrolled hypertension, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group net sales for fiscal year 2012 were $8.482 billion, an increase of 4 percent over the prior fiscal year. Foreign currency translation had a favorable impact on net sales of approximately $174 million compared to the prior fiscal year. The Cardiac and Vascular Group’s performance was a result of strong sales in Coronary, Structural Heart, Endovascular and Peripheral, CRDM pacing systems, and AF Solutions, partially offset by declines in CRDM defibrillation systems. Additionally, the Cardiac and Vascular Group’s performance was affected by strong international results across all businesses. The Cardiac and Vascular Group’s performance was favorably affected by new products, with growth offset by the continued macroeconomic downturn, pricing pressures due to competition, slowing of certain market growth rates, and the continued trend of increased hospital ownership of physician practices. Additionally, the ICD utilization article in the January 2011 Journal of the American Medical Association and the hospital investigation by the DOJ had an effect on the U.S. ICD market throughout fiscal year 2012, but in the fourth quarter we began to see signs of stabilization. See the more detailed discussion of each business’s performance below.

          CRDM net sales for fiscal year 2012 were $5.007 billion, which is flat compared to the prior fiscal year. Worldwide net sales of our defibrillation system products declined primarily due to the decline in the U.S. market throughout fiscal year 2012. The U.S. market was affected by a number of factors, including the ICD utilization article in the January 2011 Journal of the American Medical Association, the hospital utilization investigation by the DOJ, and the continued trend of increased hospital ownership of physician practices. In the fourth quarter of fiscal year 2012, we began to see signs of stabilization in the U.S. ICD market. The decline in net sales of our defibrillation system products was partially offset by net sales growth from the Protecta SmartShock (Protecta) family of devices, which were launched in the U.S. during the fourth quarter of fiscal year 2011. Worldwide net sales of our pacing system products increased primarily due to growth in the U.S. for the Revo MRI SureScan pacing system, which was launched in the fourth quarter of fiscal year 2011, as well as growth, generally, outside the U.S. Additionally, worldwide net sales of our AF Solutions products increased primarily due to the continued acceptance in the U.S., and in certain markets outside the U.S., of the Arctic Front Cardiac CryoAblation Catheter system (Arctic Front system).

          CardioVascular net sales for fiscal year 2012 were $3.475 billion, an increase of 12 percent over the prior fiscal year. The increase in CardioVascular net sales was primarily due to growth outside the U.S. in our Coronary, Structural Heart, and Endovascular and Peripheral businesses. The primary contributors to net sales growth were driven by the fourth quarter fiscal year 2012 launch in the U.S. of the Resolute Integrity drug-eluting coronary stent within Coronary, and the continued acceptance outside the U.S. of our CoreValve transcatheter valve within Structural Heart. Within Endovascular and Peripheral, the Endurant Abdominal and Valiant Captivia Thoracic Stent Graft System continues to perform well outside the U.S. and the Endurant Abdominal Stent Graft System continues to perform well in the U.S. Additionally, the acquisitions and integration of Ardian and ATS Medical, which were acquired in January 2011 and August 2010, respectively, contributed to fiscal year 2012’s overall net sales growth.

          The Cardiac and Vascular Group net sales for fiscal year 2011 were $8.119 billion, which was flat compared to the prior fiscal year. Foreign currency translation had a favorable impact on net sales of approximately $4 million compared to the prior fiscal year. The Cardiac and Vascular Group’s performance was a result of strong sales in Coronary, Structural Heart, Endovascular and Peripheral, and AF Solutions, offset by declines in CRDM defibrillation systems and pacing systems. The Cardiac and Vascular Group’s performance was affected by strong international results from the AF Solutions, Structural Heart, Endovascular and Peripheral, and Coronary businesses offset by the continued macroeconomic downturn, pricing pressures due to competition, slowing of certain market growth rates, and reduced reimbursement in certain countries including Japan, where R-Zone and foreign reference pricing changes resulted in a decline in our selling prices. Net sales growth for fiscal year 2011 was negatively affected by a CRDM competitor’s stop shipment in the prior fiscal year and due to the extra selling week in the prior fiscal year, which affected all of the Cardiac and Vascular Group’s businesses.

          CRDM net sales for fiscal year 2011 were $5.010 billion, a decrease of 5 percent over the prior fiscal year. Worldwide net sales of our defibrillation system products declined primarily due to continued pricing pressures and a decline in the U.S. market in the second half of fiscal year 2011. Net sales growth for fiscal year 2011 was negatively affected by a CRDM competitor’s stop shipment in the prior fiscal year and the extra selling week in the prior fiscal year. Pricing pressures included negative impacts from the delay in the launch of the Protecta family of devices in the U.S. and a shift in product mix from initial to replacement implants. The U.S. launch of Protecta was delayed as we awaited final resolution of the Mounds View U.S. FDA warning letter and subsequent approval, which occurred in the fourth quarter of fiscal year 2011. Net sales of defibrillation system products were also negatively affected by competitor product launches in certain international markets. The decline in worldwide net sales of our defibrillation system products was partially offset by net sales growth from the launch of Protecta outside the U.S., which received CE Mark approval late in fiscal year 2010. Additionally, worldwide net sales of our pacing system products declined due to continued pricing pressures and an extra selling week in the prior fiscal year. Pricing pressures included a negative impact from R-Zone pricing changes in Japan and the delayed U.S. FDA approval and launch of the Revo MRI SureScan pacing system. The decline in worldwide net sales of our defibrillation and pacing system products was partially offset by worldwide net sales growth of our other products, primarily the U.S. launch of the Arctic Front system in the third quarter of fiscal year 2011 and strong AF Solutions growth in certain international markets.

          CardioVascular net sales for fiscal year 2011 were $3.109 billion, an increase of 9 percent over the prior fiscal year. The increase in CardioVascular net sales was primarily due to growth outside the U.S. in our Coronary, Structural Heart, and Endovascular and Peripheral businesses. The primary contributors to net sales growth were driven by new product introductions including the Resolute drug-eluting stent and our Integrity bare metal stent within Coronary, the Endurant Abdominal and Valiant Captivia Thoracic Stent Graft System within Endovascular and Peripheral, as well as the recent launch in the U.S. of the Endurant Abdominal Stent Graft System, and the continued acceptance outside the U.S. of our CoreValve transcatheter valve within Structural Heart. Additionally, the acquisitions of ATS Medical and Invatec contributed to the overall growth in net sales of the CardioVascular business.

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

•

Fluctuations in market growth rates for our U.S. defibrillation system products throughout fiscal year 2012. We believe the U.S. market was impacted in fiscal year 2012 by the ICD utilization article in the January 2011 Journal of the American Medical Association, the hospital utilization investigation by the DOJ, and the continued trend of increased hospital ownership of physician practices. In the fourth quarter of fiscal year 2012, we began to see signs of stabilization.

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

•

Continued and future growth of the first pacing system developed specifically for use in MRI machines. During the fourth quarter of fiscal year 2010, we launched Advisa MRI SureScan, our next generation MRI pacing system in Europe and, early in the fourth quarter of fiscal year 2011, we received U.S. FDA approval for the Revo MRI SureScan, our first generation MRI pacing system in the U.S. Both Advisa MRI SureScan and Revo MRI SureScan are designed to address and mitigate interactions between the pacing system and the magnetic resonance imaging environment. We believe that these MRI compatible products will continue to protect recent share gains and help alleviate pricing pressures.

•

Continued and future growth from the Arctic Front system. The Arctic Front system is a cryoballoon indicated for the treatment of drug refractory paroxysmal atrial fibrillation. The cryoballoon treatment involves a minimally invasive procedure that efficiently creates circumferential lesions around the pulmonary vein, which is the source of erratic electrical signals that cause irregular heartbeat.

•

Continued and future acceptance of the Resolute Integrity drug-eluting coronary stent and the Integrity bare metal stent. The Resolute Integrity drug-eluting coronary stent was launched in the U.S. in February 2012, Europe in August 2010, and we expect to launch in Japan during the second half of fiscal year 2013. The Integrity platform features a laser-fused sinusoidal technology that is designed to significantly improve flexibility and conformability compared to the Driver stent and other technologies. While the global stent market continues to experience year-over-year declines, to date we have been successful in gaining share with this stent platform in those geographies where the product has been approved.

•

Continued and future acceptance of renal denervation. Our Symplicity Catheter System addresses uncontrolled hypertension through renal denervation, or ablation of the nerves lining the renal arteries. It has received CE Mark approval, Australia’s Therapeutic Goods Administration listing, and approval in Canada in the fourth quarter of fiscal year 2012. We continue to enroll patients in our U.S. pivotal study, and remain on track for U.S. approval in fiscal year 2015.

•

Future growth in Japan from the Endurant Abdominal Aortic Aneurysm (AAA) Stent Graft System and the Valiant Captivia Thoracic Stent Graft System. The Endurant AAA Stent Graft System received PMDA approval and was launched in Japan during the third quarter of fiscal year 2012.

•	Future growth from the Endurant II AAA Stent Graft. Our Endurant II AAA Stent Graft is available in Europe, and in the fourth quarter of fiscal year 2012, we received U.S. FDA approval.

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

•

Continued acceptance of our CoreValve transcatheter heart valve technologies for the replacement of the aortic valve. The CoreValve System has received CE Mark approval and is currently available outside the U.S. The CoreValve 31 millimeter received CE Mark approval in the first quarter of fiscal year 2012 and we continue to expect CE Mark approval for our CoreValve Evolut this summer. Additionally, we continue to make progress on the CoreValve System in the U.S. pivotal study; we finished enrollment in the extreme risk arm and expect to finish enrollment in the high risk arm by this summer. Also, we started our CoreValve pivotal trial in Japan during November 2011.

          Restorative Therapies Group The Restorative Therapies Group is composed of the Spinal, Neuromodulation, Diabetes, and Surgical Technologies businesses. Products in the Restorative Therapies Group include products for various areas of the spine, bone graft substitutes, biologic products, implantable neurostimulation therapies and drug delivery devices for the treatment of chronic pain, movement disorders, obsessive-compulsive disorder (OCD), overactive bladder, urinary retention, fecal incontinence and gastroparesis, external insulin pumps, subcutaneous CGM systems, products to treat conditions of the ear, nose, and throat, and devices that incorporate advanced energy technology. Additionally, this group manufactures and sells primarily image-guided surgery and intra-operative imaging systems. The Restorative Therapies Group’s net sales for fiscal year 2012 were $7.702 billion, an increase of 4 percent over the prior fiscal year. Foreign currency translation had a favorable impact on net sales of approximately $99 million when compared to the prior fiscal year. The Restorative Therapies Group’s performance resulted from strong net sales in Diabetes and Surgical Technologies, as well as solid growth in Neuromodulation, partially offset by weaker net sales in Spinal. The Restorative Therapies Group’s performance was affected by strong international results across all businesses. The Restorative Therapies Group’s performance was positively affected by the recent launch of notable products, sales force expansion, and the acquisitions of Salient and PEAK (comprising the Advanced Energy business) in the second quarter of fiscal year 2012, and negatively impacted by the continued macroeconomic downturn, continued heightened payer scrutiny, competition, and the continued trend of increased hospital ownership of physician practices. See the more detailed discussion of each business’s performance below.

          Spinal net sales for fiscal year 2012 were $3.267 billion, a decrease of 4 percent over the prior fiscal year. The decrease in Spinal net sales was led by a 10 percent decline in U.S. sales partially offset by a 12 percent increase in sales outside the U.S. Additionally, Spinal’s performance was negatively affected by a decrease in the number of spinal procedures as certain patients are postponing elective procedures due to current macroeconomic factors, continued pricing and competitive procedures, and a challenging reimbursement environment in certain of our major markets. More specifically, the decline in Spinal’s sales was due to a decline in sales of Core Spinal, which was primarily due to negative performance in core metal constructs and Kyphon Balloon Kyphoplasty (BKP) products. BKP’s sales declined 6 percent, when compared to the prior fiscal year. The decline in BKP sales was due to the continued decrease in demand and competitive pricing pressures. The negative performance in Core Spinal was partially offset by growth from the ongoing launch of new product lines, including Solera, Vertex Select, and Atlantis Vision Elite cervical plates. Biologics also negatively affected Spinal’s performance, primarily due to the decline in sales of INFUSE bone graft, which declined 18 percent over the prior fiscal year. The decline in INFUSE bone graft sales was primarily driven by the June 2011 articles in The Spine Journal as further described below. Partially offsetting the negative performance in Biologics is positive performance from other biologics products, including MAGNIFUSE and GRAFTON. Furthermore, Spinal net sales were positively affected by growth outside the U.S., including the benefit from the joint venture with Shandong Weigao Group Medical Polymer Company Limited (Weigao). The joint venture distributes Medtronic’s spinal products in the premium segment and Weigao’s spinal and orthopedic products in the value and economy segments in China.

          Neuromodulation net sales for fiscal year 2012 were $1.700 billion, an increase of 7 percent over the prior fiscal year. The increase in net sales was primarily due to the growth of InterStim Therapy for overactive bladder, urinary retention and bowel control, Synchromed II drug pumps for pain and spasticity relief, and Activa PC and RC DBS systems for movement disorders. Additionally, the full U.S. launch of RestoreSensor during the last week of the third quarter of fiscal year 2012 positively affected net sales growth.

          Diabetes net sales for fiscal year 2012 were $1.481 billion, an increase of 10 percent over the prior fiscal year. The increase in net sales was led by international sales growth of 19 percent over the prior fiscal year. The net sales growth was the result of continued demand in certain markets outside the U.S. for our Veo and Enlite sensor. Additionally, worldwide sales of CGM systems positively affected our fiscal year 2012 net sales growth.

          Surgical Technologies net sales for fiscal year 2012 were $1.254 billion, an increase of 21 percent over the prior fiscal year. The increase in net sales was driven by strong performance worldwide across the portfolio of ENT, Power Systems, and Navigation product lines, as well as growth across capital equipment, disposables, and service. Additionally, net sales for fiscal year 2012 were positively impacted by the August 2011 acquisitions of Salient and PEAK.

          The Restorative Therapies Group net sales for fiscal year 2011 were $7.389 billion, an increase of 2 percent over the prior fiscal year. Foreign currency translation had a favorable impact on net sales of approximately $8 million when compared to the prior fiscal year. The Restorative Therapies Group’s performance was primarily a result of strong net sales in Diabetes and Surgical Technologies partially offset by softer net sales in Spinal. The Restorative Therapies Group’s performance was negatively affected by the continued macroeconomic downturn, increased payer scrutiny, competition, and the recent launch of notable products. Net sales growth for fiscal year 2011 was also negatively affected by the extra selling week in the prior fiscal year, which impacted all of the Restorative Therapies Group’s businesses.

          Spinal net sales for fiscal year 2011 were $3.414 billion, a decrease of 2 percent over the prior fiscal year. The decrease in Spinal net sales was primarily due to the decline in INFUSE bone graft sales and the continued decrease in demand for BKP driven in part by articles on vertebroplasty in the New England Journal of Medicine, partially offset by growth in our Solera products and Biologics, which benefited from our acquisition of Osteotech during the third quarter of fiscal year 2011. We have also seen a decrease in the number of Spinal procedures as certain patients are postponing elective procedures due to current macroeconomic pressures and other factors. In addition, Spinal net sales were negatively impacted by continued pricing pressures and a challenging reimbursement environment in many of our major markets. These decreases were slightly offset by growth outside the U.S. including the positive impact from the joint venture with Weigao.

          Neuromodulation net sales for fiscal year 2011 were $1.592 billion, an increase of 2 percent over the prior fiscal year. The increase in net sales was primarily due to the growth of Activa PC and RC DBS systems for movement disorders and InterStim Therapy for overactive bladder, urinary retention, and bowel control (certain countries outside the U.S.), partially offset by declines in pain management products.

          Diabetes net sales for fiscal year 2011 were $1.347 billion, an increase of 9 percent over the prior fiscal year. Net sales increased worldwide led by international sales growth of 13 percent over the prior fiscal year. This was the result of continued growth for Veo in certain markets outside the U.S. In addition, the Revel contributed to the growth in the U.S. market. We also saw an increase in CGM sales worldwide.

          Surgical Technologies net sales for fiscal year 2011 were $1.036 billion, an increase of 8 percent over the prior fiscal year. The increase in net sales was driven by strong performance worldwide across the portfolio of ENT, Power Systems, and Navigation product lines, as well as growth across capital equipment, disposables, and service.

          Looking ahead, we expect our Restorative Therapies Group could be impacted by the following:

•

Growth of the various markets and our ability to grow consistently within those markets. Our performance in the Restorative Therapies Group has been and will continue to be affected by continued market growth and our ability to increase or maintain our market position. The current Restorative Therapies Group market is impacted by growth in procedural volumes partially offset by increasing pricing pressures in certain businesses and competition.

•

Market acceptance of innovative new products, including the Vertex Select product line, which was launched in the first quarter of fiscal year 2011, and our new Solera product line. During the fourth quarter of fiscal year 2011, we ramped up our launch of the Solera 4.75 system with a full market release. Additionally, in the second quarter of fiscal year 2012 we had a limited launch of Solera Sextant, our minimally invasive product, and are currently in the process of rolling out Solera 5.5/6.0 to address the complex/deformity segment, as well as POWEREASE, a powered instrument solution for Solera.

•

Continued market penetration and differentiation with our BKP technology. Further, we anticipate additional competitors to continue to enter the U.S. market in the future, while numerous competitors offer alternatives in Europe.

•

Market acceptance of new high pressure BKP balloons and syringes, curettes, and fixation materials in the Spinal business. We expect a positive impact over time from the penetration of certain international markets, such as Japan. Market growth potential in Japan will be dependent upon additional investment and development by market participants. We launched the Xpander II balloon in the U.S. late in the first quarter of fiscal year 2012. Additionally, we remain focused on generating evidence to support the clinical and economic benefits for BKP.

•	Expected future growth opportunities in our Biologics business, excluding INFUSE, including the MAGNIFUSE and GRAFTON products.

•

We continue to seek the U.S. FDA’s approval to market our new bone graft product, AMPLIFY rhBMP-2 Matrix (AMPLIFY) for single-level, posterolateral spinal fusion procedures in patients with degenerative disc disease. In the third quarter of fiscal year 2011, the U.S. FDA sent us a letter advising that the agency was not able to approve AMPLIFY at that time without additional information from us. In a letter dated December 2, 2011, the agency upheld its initial decision but invited us to submit further information in support of the application. On June 22, 2012, the U.S. FDA disapproved our revised investigational device exemption application. We remain in active dialogue with the U.S. FDA to address these remaining issues regarding AMPLIFY.

•

Spinal sales growth was negatively impacted from the June 2011 articles in The Spine Journal and by inquiries from governmental authorities, relating to our INFUSE bone graft product. The Spine Journal articles suggested that some physicians’ peer-reviewed studies may have underreported complications and adverse events associated with INFUSE. These articles did not question the integrity of the data provided by Medtronic to the U.S. FDA for product approval or the disclosure of safety issues on the product’s Instructions for Use for approved indications. Medtronic believes that the safety data reported to the U.S. FDA supports the safe use of INFUSE bone graft for the approved indications. However, because questions have been raised about the peer-reviewed literature, we announced in August 2011 that we have given a grant to Yale University to oversee two independent, systematic reviews of all INFUSE-related clinical data. We expect results of the reviews to be concluded in the second quarter of fiscal year 2013 and we will make all of the INFUSE clinical data and results available to medical researchers. INFUSE bone graft global net sales have declined 18 percent as reported for fiscal year 2012.

•

Future and continued acceptance of the Restore family of pain stimulators to treat chronic pain, including RestoreSensor, which is currently available in the U.S. and certain international markets. RestoreSensor is a neurostimulator for chronic pain that automatically adjusts to the patients’ position changes. We fully launched this product in the U.S. the last week of the third quarter of fiscal year 2012. Results to date indicate strong market acceptance.

•

Continued and future acceptance of our current indications for Medtronic DBS Therapy for the treatment of movement disorders, epilepsy (approved in Europe) and OCD. The DBS Therapy portfolio includes Activa PC, our small and advanced primary cell battery, and Activa RC, a rechargeable DBS device. Additionally, Activa SC, a single-channel primary cell device, was approved in the U.S. and Europe in fiscal year 2011 and launched in Japan during the fourth quarter of fiscal year 2012.

•

Continued acceptance of InterStim Therapy for the treatment of the symptoms of overactive bladder, urinary retention, and bowel control. InterStim Therapy for Bowel Control was previously launched in certain international markets, including Europe, and launched in the U.S. during the first quarter of fiscal year 2012.

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

•

Continued integration of Salient into our Surgical Technologies business. Salient was acquired on August 31, 2011. Salient develops and markets devices for haemostatic sealing of soft tissue and bone incorporating advanced energy technology. Salient’s devices are used in a variety of surgical procedures including orthopedic surgery, spine, open abdominal, and thoracic procedures. We believe this acquisition should increase our competitive position in this market.

•

Continued integration of PEAK into our Surgical Technologies business. PEAK was acquired on August 31, 2011. PEAK develops and markets tissue dissection devices incorporating advanced energy technology. PEAK’s PlasmaBlade tissue dissection device is based on proprietary technology that represents an important advance in radiofrequency surgical technologies. We believe this acquisition should increase our competitive position in this market.

•	Continued acceptance of the Surgical Technologies StealthStation S7 and O-Arm Imaging Systems, especially with Synergy Spine 2.0 and the O-Arm 3.1.4.

•	Continued acceptance of the Surgical Technologies NIM 3.0 Nerve Monitoring System.

Costs and Expenses

          The following is a summary of major costs and expenses as a percent of net sales:

	Fiscal Year
	2012	2011	2010
Cost of products sold	24.0%	23.9%	23.3%
Research and development	9.2	9.5	9.3
Selling, general, and administrative	34.7	35.0	34.3
Restructuring charges, net	0.5	1.7	0.3
Certain litigation charges, net	0.6	1.6	2.4
Acquisition-related items	0.1	0.1	0.1
Amortization of intangible assets	2.1	2.2	2.1
Other expense, net	2.2	0.7	1.0
Interest expense, net	0.9	1.8	1.6

          Cost of Products Sold Cost of products sold was $3.889 billion in fiscal year 2012, representing 24.0 percent of net sales, reflecting an increase of 0.1 of a percentage point from fiscal year 2011. Cost of products sold as a percent of net sales was negatively impacted by 0.4 of a percentage point of unfavorable manufacturing spending impact primarily driven by unfavorable manufacturing variances, manufacturing support, and freight, partially offset by 0.3 of a percentage point of favorable foreign currency translation. In fiscal year 2012, we completed our initial $1 billion cost of products sold reduction program. We are starting a new product cost reduction program in fiscal year 2013 with the goal of reducing cost of products sold by more than $1 billion over the next five years.

          Cost of products sold was $3.700 billion in fiscal year 2011, representing 23.9 percent of net sales, reflecting an increase of 0.6 of a percentage point from fiscal year 2010. Cost of products sold as a percent of net sales was negatively impacted by 0.3 of a percentage point due to a shift in product mix, 0.4 of a percentage point of unfavorable manufacturing spending impact primarily driven by unfavorable manufacturing variances and manufacturing support, and 0.1 of a percentage point due to the $11 million cost of sales component of our fiscal year 2011 restructuring initiative, partially offset by 0.2 of a percentage point of favorable foreign currency translation.

          Research and Development Consistent with prior periods, we have continued to invest in new technologies to drive long-term future growth by spending aggressively on R&D efforts. R&D spending was $1.490 billion in fiscal year 2012, representing 9.2 percent of net sales, a decrease of 0.3 of a percentage point from fiscal year 2011.

          During fiscal year 2012, we have focused on optimizing innovation, including improving our R&D productivity. As we have completed our fiscal year 2013 planning process, we have made specific efforts to reallocate resources into driving growth in emerging markets and in evidence generation for our growth platforms. We are assessing our programs based on their ability to deliver economic value to the customer.

          R&D spending was $1.472 billion in fiscal year 2011, representing 9.5 percent of net sales, an increase of 0.2 of a percentage point from fiscal year 2010.

          We remain committed to developing technological enhancements and new indications for existing products, and less invasive and new technologies for new and emerging markets to address unmet medical needs. That commitment leads to our initiation and participation in many clinical trials each fiscal year as the demand for clinical and economic evidence remains high. Furthermore, we expect our development activities to help reduce patient care costs and the length of hospital stays in the future. In addition to our investment in R&D, we continue to access new technologies in areas served by our existing businesses, as well as in new areas, through acquisitions, licensing agreements, alliances, and certain strategic equity investments.

          Selling, General, and Administrative Fiscal year 2012 selling, general, and administrative expense was $5.623 billion, which as a percent of net sales decreased by 0.3 of a percentage point from fiscal year 2011 to 34.7 percent. Selling, general, and administrative expense was positively impacted by our continued focus on several initiatives to leverage our expenses while continuing to invest in new product launches and adding to our sales force in faster growing businesses and geographies. The impact of these initiatives was partially offset by incremental bad debt expense in our Diabetes business and in Italy.

          Fiscal year 2011 selling, general, and administrative expense was $5.427 billion, which as a percent of net sales increased by 0.7 percentage points from fiscal year 2010 to 35.0 percent. This increase was primarily driven by the effects of acquisitions, executive separation costs, and incremental bad debt expense in certain markets, including Greece.

          Restructuring Charges, Net, Certain Litigation Charges, Net, and Acquisition-Related Items We believe that in order to properly understand our short-term and long-term financial trends, investors may find it useful to consider the impact of restructuring charges, net, certain litigation charges, net, and acquisition-related items. Restructuring charges, net, certain litigation charges, net, and acquisition-related items recorded during the previous three fiscal years were as follows:

	Fiscal Year
(in millions)	2012	2011	2010
Restructuring charges, net	$87	$270	$57
Certain litigation charges, net	90	245	374
Acquisition-related items	12	14	23
Total restructuring charges, net, certain litigation charges, net, and acquisition-related items	189	529	454
Net tax impact of restructuring charges, net, certain litigation charges, net, and acquisition-related items	(56)	(99)	(80)
Total restructuring charges, net, certain litigation charges, net, and acquisition-related items, net of tax	$133	$430	$374

          Restructuring Charges

          Fiscal Year 2012 Initiative

          In the fourth quarter of fiscal year 2012, we recorded a $118 million restructuring charge, which consisted of employee termination costs of $66 million, asset write-downs of $9 million, contract termination costs of $30 million, and other related costs of $13 million. The fiscal year 2012 initiative was designed to reduce general, administrative, and indirect distribution costs in certain organizations within the Company while prioritizing investment in research and development, and sales and marketing in those organizations within the Company where faster growth is anticipated, such as emerging markets and new technologies.

          In connection with the fiscal year 2012 initiative, as of the end of the fourth quarter of fiscal year 2012, we had identified approximately 1,000 positions for elimination to be achieved through involuntary and voluntary separation. The fiscal year 2012 initiative is scheduled to be substantially complete by the end of the fourth quarter of fiscal year 2013 and is expected to produce annualized operating savings of approximately $100 to $125 million. These savings will arise mostly from reduced compensation expense.

          Fiscal Year 2011 Initiative

          In the fourth quarter of fiscal year 2011, we recorded a $272 million restructuring charge (including $2 million of restructuring charges related to the Physio-Control business presented as divestiture-related costs within discontinued operations), which consisted of employee termination costs of $177 million, asset write-downs of $24 million, contract termination fees of $45 million, and other related costs of $26 million. The fiscal year 2011 initiative was designed to restructure the business to align its cost structure to current market conditions and continue to position us for long-term sustainable growth in emerging markets and new technologies. Included in the $177 million of employee termination costs were severance and the associated costs of continued medical benefits and outplacement services, as well as $15 million of incremental defined benefit pension and post-retirement related expenses for employees that accepted voluntary early retirement packages. For further discussion on the incremental defined benefit pension and post-retirement related expenses, see Note 15 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. Of the $24 million of asset write-downs, $11 million related to inventory write-offs of discontinued product lines and production-related asset impairments, and therefore, was recorded within cost of products sold in the consolidated statement of earnings. Additionally, included in the other related costs was a $19 million intangible asset impairment related to the discontinuance of a product line within the CardioVascular business.

          In the fourth quarter of fiscal year 2012, the Company recorded a $31 million reversal of excess restructuring reserves related to the fiscal year 2011 initiative. This reversal was primarily a result of certain employees identified for elimination finding positions elsewhere within the Company, favorable severance negotiations outside the U.S., and more favorable than expected outcomes in the sub-leasing of previously vacated properties.

          In connection with the fiscal year 2011 initiative, as of the end of the fourth quarter of fiscal year 2011, we had identified approximately 2,100 net positions (including 55 net positions at Physio-Control) for elimination which were achieved through voluntary early retirement packages, voluntary separation, and involuntary separation. As of April 27, 2012, the fiscal year 2011 initiative was substantially complete and is expected to produce annualized operating savings of approximately $225 to $250 million. These savings will arise mostly from reduced compensation expense.

          Fiscal Year 2009 Initiative

          In the fourth quarter of fiscal year 2009, we recorded a $34 million restructuring charge, which consisted of employee termination costs of $29 million and asset write-downs of $5 million.

          As a continuation of the fiscal year 2009 initiative, in the first quarter of fiscal year 2010, we incurred $72 million of incremental restructuring charges, which consisted of employee termination costs of $62 million and asset write-downs of $10 million. Included in the $62 million of employee termination costs was $9 million of incremental defined benefit pension and post-retirement related expenses for those employees who accepted early retirement packages. For further discussion on the incremental defined benefit pension and post-retirement related expenses, see Note 15 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. Of the $10 million of asset write-downs, $7 million related to inventory write-offs and production-related asset impairments, and therefore, was recorded within cost of products sold in the consolidated statements of earnings.

          In the first quarter of fiscal year 2010, in connection with the fiscal year 2008 global realignment initiative, we recorded an $8 million reversal of excess restructuring reserves partially offset by a $5 million charge related to the further write-down of a non-inventory related asset.

          In the fourth quarter of fiscal year 2010, we recorded a $12 million reversal of excess restructuring reserves related to the fiscal year 2009 initiative. This reversal was primarily a result of a higher than expected percentage of employees identified for elimination finding positions elsewhere within the Company.

          In connection with the fiscal year 2009 initiative, as of the end of the first quarter of fiscal year 2010, we had identified approximately 1,500 positions for elimination which were achieved through early retirement packages, voluntary separation, and involuntary separation. As of July 30, 2010, the fiscal year 2009 initiative was substantially complete and produced annualized operating savings of approximately $100 to $125 million, mostly from reduced compensation expense.

          For additional information, see Note 4 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

          Certain Litigation Charges, Net We classify material litigation reserves and gains recognized as certain litigation charges, net.

          During fiscal year 2012, we recorded certain litigation charges, net of $90 million related to the agreement in principle to settle the federal securities class action initiated by the Minneapolis Firefighters’ Relief Association in December 2008. During the fourth quarter of fiscal year 2012, Medtronic reached a settlement agreement to resolve all of these class claims for $85 million and incurred $5 million in additional litigation fees as a result of the agreement. See Note 17 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

          During fiscal year 2011, we recorded certain litigation charges, net of $245 million related primarily to a $221 million settlement involving the Sprint Fidelis family of defibrillation leads and charges for certain Other Matters litigation. The Sprint Fidelis settlement related to the resolution of certain outstanding product liability litigation related to the Sprint Fidelis family of defibrillation leads that were subject to a field action announced October 15, 2007. During the third quarter of fiscal year 2012, we paid out the settlement for both the Sprint Fidelis settlement and for certain Other Matters litigation. See Note 17 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

          During fiscal year 2010, we recorded certain litigation charges, net of $374 million related to settlements with Abbott and Gore. The Abbott settlement accounted for $444 million in litigation charges and the Gore settlement accounted for a $70 million litigation gain. The Abbott settlement related to the global resolution of all outstanding intellectual property litigation. The terms of the Abbott agreement stipulate that neither party will sue the other in the field of coronary stent and stent delivery systems for a period of at least ten years, subject to certain conditions. Both parties also agreed to a cross-license of the disputed patents within the defined field. The $444 million settlement amount included a $400 million payment made to Abbott and a $42 million success payment made to evYsio Medical Devices, LLC (evYsio). In addition, a $2 million payment was made to evYsio in connection with an amendment to the parties’ existing agreement in order to expand the scope of the definition of the license field from evYsio. We paid the settlement in the second quarter of fiscal year 2010. The Gore settlement related to the resolution of outstanding patent litigation related to selected patents in Medtronic’s Jervis and Wiktor patent families. The terms of the agreement stipulate that neither party will sue the other in the defined field of use, subject to certain conditions. We granted Gore a worldwide, irrevocable, non-exclusive license in the defined field of use. In addition and subject to certain conditions, Gore began paying us quarterly payments in January 2010 that will continue through the fiscal quarter ending October 2018.

          Acquisition-Related Items During fiscal year 2012, we recorded $12 million of acquisition-related items. In connection with the acquisitions of Salient and PEAK, we recognized gains of $32 million and $6 million, respectively, on our previously-held investments. In connection with these acquisitions, we began to assess and formulate a plan for the elimination of duplicative positions and the termination of certain contractual obligations. As a result, we incurred approximately $5 million of certain acquisition-related costs, which included legal fees, severance costs, change in control costs, and contract termination costs. Additionally, we recorded $45 million of charges related to the change in fair value of contingent milestone payments associated with acquisitions subsequent to April 29, 2009. These amounts are included within acquisition-related items in the consolidated statement of earnings in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

          During fiscal year 2012, we reclassified $12 million of Physio-Control divestiture-related costs previously recorded in acquisition-related items within continuing operations on the consolidated statements of earnings in the first and second quarters of fiscal year 2012 to discontinued operations.

          During fiscal year 2011, we recorded $14 million of acquisition-related items. This amount includes $99 million of costs, of which $55 million related to certain acquisition-related costs that were incurred related to the acquisitions of ATS Medical, Osteotech, and Ardian, $30 million related to IPR&D charges, and $14 million related to the change in fair value of contingent milestone payments associated with acquisitions subsequent to April 24, 2009. These costs were partially offset by an $85 million gain recognized on the acquisition of Ardian related to our previously-held 11.3 percent ownership position. IPR&D charges of $15 million related to asset purchases in the CardioVascular and Surgical Technologies businesses and $15 million of IPR&D charges related to a milestone payment under the existing terms of a royalty-bearing, non-exclusive patent cross-licensing agreement with NeuroPace, Inc. Since product commercialization of these assets had not yet been achieved, in accordance with authoritative guidance, the payments were immediately expensed as IPR&D since technological feasibility had not yet been reached and such technology had no future alternative use. The acquisition-related costs included legal fees, severance costs, change in control costs, banker fees, contract termination costs, and other professional services fees that were expensed in the period.

          During fiscal year 2010, we recorded $23 million of acquisition-related items, of which $11 million related to the Arbor Surgical Technologies, Inc. IPR&D asset purchase and $12 million related to acquisition-related costs associated with the acquisition of Invatec. In the above IPR&D charge, the payment was expensed as IPR&D since technological feasibility of the underlying project had not yet been reached and such technology had no future alternative use.

          See Note 5 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further discussion on IPR&D charges.

          We are responsible for the valuation of IPR&D charges. The values assigned to IPR&D are based on valuations that have been prepared using methodologies and valuation techniques consistent with those used by independent appraisers. All values were determined by identifying research projects in areas for which technological feasibility had not been established. Additionally, the values were determined by estimating the revenue and expenses associated with a project’s sales cycle and the amount of after-tax cash flows attributable to these projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

          At the time of acquisition, we expect that all acquired IPR&D will reach technological feasibility, but there can be no assurance that the commercial viability of these products will actually be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing, and conducting clinical trials necessary to obtain regulatory approvals. The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, delay or failure to obtain required market clearances, or delays or issues with patent issuance, or validity and litigation. If commercial viability were not achieved, we would likely look to other alternatives to provide these therapies.

          See the “Acquisitions” section of this management’s discussion and analysis for detailed discussion of each material acquisition in fiscal years 2012, 2011, and 2010.

          Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets consisting of patents, trademarks, tradenames, purchased technology, and other intangible assets. In fiscal year 2012, amortization expense was $335 million as compared to $339 million for fiscal year 2011. The decrease in amortization expense for fiscal year 2012 was primarily due to certain intangible assets that became fully amortized, thereby reducing ongoing amortization expense, partially offset by the fiscal year 2011 acquisitions of ATS Medical, Osteotech, and Ardian and the second quarter fiscal year 2012 acquisitions of Salient and PEAK.

          In fiscal year 2011, amortization expense was $339 million, an increase of $22 million from $317 million in fiscal year 2010. The increase was primarily due to an increase in the amortization of intangible assets related to the acquisitions of Invatec and ATS Medical.

          Other Expense, Net Other expense, net includes royalty income and expense, realized equity security gains and losses, realized foreign currency transaction and derivative gains and losses, impairment charges on equity securities, and the Puerto Rico excise tax. In fiscal year 2012, other expense, net was $364 million, an increase of $254 million from $110 million in the prior fiscal year. The increase was primarily due to the impact of foreign currency gains and losses. Total foreign currency losses recorded in fiscal year 2012 were $195 million compared to gains of $61 million in the prior fiscal year. The increase in hedging losses was partially offset by realized gains of $51 million on certain available-for-sale marketable equity securities in fiscal year 2012. Also contributing to the increase in other expense, net, was $100 million related to the Puerto Rico excise tax for fiscal year 2012 compared to $38 million for the prior fiscal year. The Puerto Rico excise tax was substantially offset by a corresponding tax benefit which was recorded within provision for income taxes in the consolidated statements of earnings.

          In fiscal year 2011, other expense, net was $110 million, a decrease of $40 million from $150 million in the prior fiscal year. The decrease was impacted by foreign currency gains of $61 million in fiscal year 2011 compared to $11 million in the prior fiscal year. Also contributing to the decrease was higher royalty income and licensing payments that we received in our CardioVascular business compared to the prior fiscal year. These decreases for fiscal year 2011 were partially offset by an increase of $38 million related to the Puerto Rico excise tax for fiscal year 2011, which was substantially offset by a corresponding tax benefit which was recorded within provision for income taxes in the consolidated statements of earnings.

          Interest Expense, Net Interest expense, net includes interest earned on our cash and cash equivalents, short- and long-term investments, interest on our outstanding borrowings, amortization of debt issuance costs and debt discounts, the net realized and unrealized gain or loss on trading securities, ineffectiveness on interest rate derivative instruments, and the net realized gain or loss on the sale or impairment of available-for-sale debt securities. In fiscal year 2012, interest expense, net was $149 million, as compared to $278 million in fiscal year 2011. The decrease of $129 million in fiscal year 2012 was primarily the result of decreased interest expense due to lower interest rates on our outstanding debt in comparison to fiscal year 2011 and reduced debt discount amortization due to repayment of $2.200 billion of Senior Convertible Notes in April 2011. Additionally, interest income increased due to an additional $1.6 billion of long-term investments in comparison to fiscal year 2011 as we continue to reinvest a portion of our cash and investment portfolio into securities with longer maturities to take advantage of higher long-term interest rates.

          In fiscal year 2011, interest expense, net was $278 million, as compared to $246 million in fiscal year 2010. The increase of $32 million in fiscal year 2011 was the result of an increase in interest on outstanding borrowings due to the $3.000 billion debt issuance in the fourth quarter of fiscal year 2010, which was offset by lower interest rates on our outstanding debt in comparison to fiscal year 2010. Interest income decreased as a result of having lower interest rates being earned on our short- and long-term investments during fiscal year 2011.

          See our discussion in the “Liquidity and Capital Resources” section of this management’s discussion and analysis for more information regarding our investment portfolio.

          Medical Device Excise Tax The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 impose significant new taxes on medical device makers in the form of a 2.3 percent excise tax on U.S. medical device sales, with certain exemptions, beginning in January 2013. We currently estimate that our fiscal year 2013 excise tax fee (impacting only the last four months for fiscal year 2013) will be in the range of $40 to $50 million after tax, and will be included within other expense, net in the Company’s consolidated statements of earnings.

Income Taxes

	Fiscal Year			Percentage Point Increase/(Decrease)
(dollars in millions)	2012	2011	2010	FY12/11	FY11/10
Provision for income taxes	$730	$609	$861	N/A	N/A
Effective tax rate	17.6%	16.6%	21.8%	1.0	(5.2)
Net tax impact of restructuring charges, net, certain litigation charges, net, and acquisition-related items	(0.5)	(0.3)	0.4	(0.2)	(0.7)
Non-GAAP nominal tax rate(1)	18.1%	16.9%	21.4%	1.2	(4.5)

(1)

Non-GAAP nominal tax rate is defined as the income tax provision as a percentage of earnings before income taxes, excluding special charges, restructuring charges, net, certain litigation charges, net, acquisition-related items, and certain tax adjustments. We believe that the resulting non-GAAP financial measure provides useful information to investors because it excludes the effect of these discrete items so that investors can compare our recurring results over multiple periods. Investors should consider this non-GAAP measure in addition to, and not as a substitute for, financial performance measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP financial measure may not be the same or similar to measures presented by other companies.

          The effective tax rate of 17.6 percent increased by 1.0 percentage point from fiscal year 2011 to fiscal year 2012. The increase in our effective tax rate was primarily due to the incremental tax benefits derived in fiscal year 2011 compared to those recognized during fiscal year 2012. The fiscal year 2011 tax rate included benefits from the retroactive renewal and extension of the U.S. federal research and development tax credit, the resolution of U.S. federal, state, and foreign income tax audits, and foreign dividend distributions. The fiscal year 2012 benefits include an increased U.S. tax credit associated with the Puerto Rico excise tax, the tax benefit associated with the release of a valuation allowance, and the impact of restructuring charges, net, certain litigation charges, net, and acquisition-related items. Our non-GAAP nominal tax rate for fiscal year 2012 was 18.1 percent compared to 16.9 percent in the prior fiscal year. The increase in our non-GAAP nominal tax rate for fiscal year 2012 as compared to the prior fiscal year was primarily due to the operational tax benefits described below and the impact of the Puerto Rico excise tax.

          During fiscal year 2012, we recorded $70 million in operational tax benefits. This included a $37 million net benefit associated with the resolution of U.S. federal, state, and foreign income tax audits, finalization of certain tax returns, and changes to uncertain tax position reserves. In addition, during the fourth quarter of fiscal year 2012, we entered into a sale-leaseback agreement that was recorded as a capital lease and as a result of the transaction, we recorded a $33 million benefit associated with the release of a valuation allowance associated with the usage of a capital loss carryover. This compares to $187 million in operational tax benefits that were recorded during fiscal year 2011 as discussed below.

          The fiscal year 2011 effective tax rate of 16.6 percent decreased by 5.2 percentage points from fiscal year 2010 to fiscal year 2011. The change in our effective tax rate was primarily due to the tax benefits derived from the resolution of U.S. federal, state, and foreign income tax audits, the retroactive renewal and extension of the U.S. federal research and development tax credit, finalization of certain tax returns, changes to uncertain tax position reserves, foreign dividend distributions, the impact of restructuring charges, net, certain litigation charges, net, acquisition-related items, and the benefit associated with the Puerto Rico excise tax. Our non-GAAP nominal tax rate for fiscal year 2011 was 16.9 percent compared to 21.4 percent in the prior fiscal year. The decrease in our non-GAAP nominal tax rate for fiscal year 2011 as compared to the prior fiscal year was due to the operational tax benefits described below and the impact of tax benefits derived from our international operations.

          During fiscal year 2011, we recorded $187 million in operational tax benefits. This included a $67 million net benefit associated with the resolution of U.S. federal, state, and foreign income tax audits, finalization of certain tax returns, and changes to uncertain tax position reserves. As a result of the retroactive renewal and extension of the U.S. federal research and development tax credit, a $27 million benefit was also recorded as an operational tax benefit during fiscal year 2011. In addition, we recorded a $59 million benefit associated with foreign dividend distributions and a $34 million U.S. tax credit associated with the Puerto Rico excise tax, which substantially offsets the corresponding excise tax recorded within other expense, net in the consolidated statement of earnings.

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

          In March 2009, the IRS issued its audit report for fiscal years 2005 and 2006. We reached agreement with the IRS on some but not all matters related to these fiscal years. The unresolved significant issues that remain outstanding relate to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of our key manufacturing sites, as well as the timing of the deductibility of a settlement payment. On December 23, 2010, the IRS issued a statutory notice of deficiency with respect to the remaining issues. We filed a Petition with the U.S. Tax Court on March 21, 2011 objecting to the deficiency. We are currently in settlement discussions with the IRS as it relates to the outstanding issues; however, a settlement has not yet been reached.

          In October 2011, the IRS issued its audit report for fiscal years 2007 and 2008. We reached agreement with the IRS on some but not all matters related to these fiscal years. The significant issues that remain unresolved relate to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, and proposed adjustments associated with the tax effects of our acquisition of Kyphon Inc. (Kyphon). Associated with the Kyphon acquisition, we entered into an intercompany transaction whereby the Kyphon U.S. tangible assets were sold to another wholly-owned subsidiary in a taxable transaction. The IRS has disagreed with our valuation and proposed that all U.S. goodwill, the value of the ongoing business, and the value of the workforce in place be included in the tangible asset sale. We disagree that these items were sold, as well as with the IRS valuation of these items. We are currently attempting to resolve these matters at the IRS Appellate level and will proceed through litigation, if necessary.

          Our reserve for the uncertain tax positions related to these significant unresolved matters with the IRS, as described above, is subject to a high degree of estimation and management judgment. Resolution of these significant unresolved matters, or positions taken by the IRS or foreign tax authorities during future tax audits, could have a material impact on our financial results in future periods. We continue to believe that our reserves for uncertain tax positions are appropriate and have meritorious defenses for our tax filings and will vigorously defend them during the audit process, appellate process, and through litigation in courts, as necessary.

          See Note 14 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

Liquidity and Capital Resources

	Fiscal Year
(dollars in millions)	2012	2011
Working capital(1)	$3,658	$4,254
Current ratio*	1.6:1.0	1.9:1.0
Cash, cash equivalents, and short-term investments	$2,592	$2,428
Long-term investments in debt, marketable equity and trading securities**	7,197	5,464
Total	$9,789	$7,892
Short-term borrowings and long-term debt	$10,633	$9,835
Net cash position***	$(844)	$(1,943)

(1)	Working capital excludes assets and liabilities held for sale as of April 29, 2011.
*	Current ratio is the ratio of current assets to current liabilities.
**	Long-term investments include debt securities with a maturity date greater than one year from the end of the period, marketable equity and trading securities and exclude minority investments.
***

Net cash position is the sum of cash, cash equivalents, short-term investments, and long-term investments in debt, marketable equity and trading securities less short-term borrowings and long-term debt.

          As of April 27, 2012, we believe our strong balance sheet and liquidity provide us with flexibility in the future. We believe our existing cash and investments, as well as our $2.250 billion syndicated credit facility and related commercial paper program ($950 million of commercial paper outstanding as of April 27, 2012), will satisfy our foreseeable working capital requirements for at least the next 12 months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions. We also generally expect to refinance maturities of long-term debt. At April 27, 2012, our Moody’s Investors Service ratings remain unchanged as compared to the fiscal year ended April 29, 2011 with long-term debt ratings of A1 and strong short-term debt ratings of P-1. On February 14, 2012, Standard & Poor’s Ratings Services downgraded our long-term debt ratings to A+, compared to AA- for the fiscal year ended April 29, 2011. The downgrade of our long-term debt rating by Standard & Poor’s reflects their expectations for near-term revenue growth in the low single digits, caused by declines in CRDM and Spinal sales, combined with increased debt leverage over the past several years. We do not expect this downgrade to have a significant impact on our liquidity or future flexibility to access additional liquidity given our strong balance sheet, existing cash and investments, as well as our syndicated credit facility and related commercial paper program discussed above. Standard & Poor’s Ratings Services short-term debt ratings remain unchanged at A-1+ as compared to the fiscal year ended April 29, 2011.

          Our net cash position in fiscal year 2012 increased by $1.099 billion as compared to fiscal year 2011. See the “Summary of Cash Flows” section of this management’s discussion and analysis for further information.

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

          Note 17 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K provides information regarding amounts we have accrued related to significant legal proceedings. In accordance with U.S. GAAP, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. For the fiscal year ended April 27, 2012, we have made payments related to certain legal proceedings. For information regarding these payments, please see the “Restructuring Charges, Net, Certain Litigation Charges, Net, and Acquisition-Related Items” section of this management’s discussion and analysis.

          A significant amount of our earnings occur outside the U.S., and are deemed to be indefinitely reinvested in non-U.S. subsidiaries, resulting in a majority of our cash, cash equivalents, and investments being held by such non-U.S. subsidiaries. As of April 27, 2012 and April 29, 2011, approximately $9.882 billion and $7.215 billion, respectively, of cash, cash equivalents, and short- and long-term investments in marketable debt and equity securities were held by our non-U.S. subsidiaries. These funds are available for use by our worldwide operations; however, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would generally be subject to U.S. tax. As a result, we continue to accumulate earnings overseas for investment in our business outside the U.S. and to use cash generated from U.S. operations and short- and long-term borrowings to meet our U.S. cash needs. Should we require more capital in the U.S. than is generated by our domestic operations, we could elect to repatriate earnings from our non-U.S. subsidiaries or raise additional capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or other dilution of our earnings.

          Cash and cash equivalents at April 27, 2012 also include $153 million of cash invested in short-term instruments held in an indemnification trust established for self-insurance coverage for our directors and officers. These investments are restricted and can only be used to indemnify or advance expenses related to claims against our directors and/or officers.

          We have investments in marketable debt securities that are classified and accounted for as available-for-sale. Our debt securities include U.S. government and agency securities, foreign government and agency securities, corporate debt securities, certificates of deposit, mortgage-backed securities, other asset-backed securities, and auction rate securities. Some of our investments may experience reduced liquidity due to changes in market conditions and investor demand. Our auction rate security holdings have experienced reduced liquidity in recent years due to changes in investor demand. Although our auction rate securities are currently illiquid and other securities could become illiquid, we believe we could liquidate a substantial amount of our portfolio without incurring a material impairment loss.

          For the fiscal year ended April 27, 2012, other-than-temporary impairment losses on available-for-sale debt securities were $6 million, of which $4 million was recognized in other comprehensive income and $2 million was recognized in earnings. For the fiscal year ended April 29, 2011, other-than-temporary impairment losses on available-for-sale debt securities were $18 million, of which $13 million was recognized in other comprehensive income and $5 million was recognized in earnings. In determining these other-than-temporary impairment losses, U.S. GAAP specifies that we consider a variety of factors, including the quality and estimated value of the underlying credit support for our holdings and the financial condition and credit rating of the issuer in estimating the credit loss portion of other-than-temporary impairment losses. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recorded all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. However, as of April 27, 2012, we have $44 million of gross unrealized losses on our aggregate short-term and long-term available-for-sale debt securities of $8.242 billion; if market conditions deteriorate, some of these holdings may experience other-than-temporary impairment in the future which could have a material impact on our financial results. Management is required to use estimates and assumptions in its valuation of our investments, which requires a high degree of judgment, and therefore, actual results could differ materially from those estimates. See Note 7 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding fair value measurements.

Summary of Cash Flows

	Fiscal Year
(in millions)	2012	2011	2010
Cash provided by (used in):
Operating activities	$4,470	$3,741	$4,131
Investing activities	(2,651)	(1,815)	(4,759)
Financing activities	(1,882)	(2,006)	764
Effect of exchange rate changes on cash and cash equivalents	(71)	62	(7)
Net change in cash and cash equivalents	$(134)	$(18)	$129

          Operating Activities Our net cash provided by operating activities was $4.470 billion for the fiscal year ended April 27, 2012 compared to $3.741 billion for the prior year. The $729 million increase in net cash provided by operating activities was primarily attributable to the increase in earnings and increases in accrued income taxes and accrued liabilities, partially offset by the gain on sale of Physio-Control, a decrease in certain litigation charges, net, and an increase in certain litigation payments as compared to the prior fiscal year.

          Our net cash provided by operating activities was $3.741 billion for the fiscal year ended April 29, 2011 compared to $4.131 billion for the fiscal year ended April 30, 2010. The $390 million decrease in net cash provided by operating activities was primarily attributable to changes in working capital needs resulting from increased accounts receivable balances in certain EU countries and increased global pension contributions compared to the prior fiscal year.

          Investing Activities Our net cash used in investing activities was $2.651 billion for the fiscal year ended April 27, 2012 compared to $1.815 billion for the prior year. The $836 million increase in cash used in investing activities was primarily attributable to increased investing in marketable securities in fiscal year 2012, partially offset by proceeds from the divestiture of Physio-Control and a decrease in cash used for acquisitions in comparison to the prior fiscal year. The increased investing in marketable securities in fiscal year 2012 resulted primarily from investing the proceeds from the $1.075 billion debt issuance.

          Our net cash used in investing activities was $1.815 billion for the fiscal year ended April 29, 2011 compared to $4.759 billion for the prior fiscal year. Cash used for acquisitions increased in comparison to the prior fiscal year as a result of the fiscal year 2011 acquisitions primarily driven by ATS Medical, Osteotech, and Ardian. The increase in acquisition spending was more than offset by decreased investing in marketable securities in fiscal year 2011 which resulted in net sales of $194 million as compared to net purchases of $3.687 billion in the prior fiscal year. The increased investing in marketable securities in fiscal year 2010 resulted primarily from investing the proceeds from the $3.000 billion debt issuance.

          Financing Activities We had net cash used in financing activities of $1.882 billion for the fiscal year ended April 27, 2012 compared to net cash used in financing activities of $2.006 billion for the prior fiscal year. The $124 million decrease in cash used in financing activities was primarily attributable to decreased payments on long-term debt partially offset by the change in short-term borrowings, net and acquisition-related contingent consideration in comparison to the prior fiscal year. In addition, our cash returned to shareholders in the form of dividends and the repurchase of common stock was $352 million higher compared to fiscal year 2011.

          Our net cash used by financing activities was $2.006 billion for the fiscal year ended April 29, 2011 compared to $764 million provided by financing activities for the fiscal year ended April 30, 2010. The $2.770 billion decrease primarily resulted from the repayments of $2.200 billion of our Senior Convertible Notes and $400 million of our 2005 Senior Notes in fiscal year 2011. In addition, our cash returned to shareholders in the form of dividends and the repurchase of common stock was $172 million higher in fiscal year 2011 compared to the prior fiscal year.

Off-Balance Sheet Arrangements and Long-Term Contractual Obligations

          We acquire assets still in development, enter into research and development arrangements, and sponsor certain clinical trials that often require milestone and/or royalty payments to a third-party, contingent upon the occurrence of certain future events. Milestone payments may be required contingent upon the successful achievement of an important point in the development life cycle of a product or upon certain pre-designated levels of achievement in clinical trials. In addition, if required by the arrangement, we may have to make royalty payments based on a percentage of sales related to the product under development or in the event that regulatory approval for marketing is obtained. In situations where we have no ability to influence the achievement of the milestone or otherwise avoid the payment, we have included those milestone or minimum royalty payments in the following table. However, the majority of these arrangements give us the discretion to unilaterally make the decision to stop development of a product or cease progress of a clinical trial, which would allow us to avoid making the contingent payments. Although we are unlikely to cease development if a device successfully achieves clinical testing objectives, these payments are not included in the table of contractual obligations because of the contingent nature of these payments and our ability to avoid them if we decided to pursue a different path of development or testing. See Note 5 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding contingent consideration.

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

          We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, or cash flows. Presented below is a summary of contractual obligations and other minimum commercial commitments as of April 27, 2012. See Notes 9 and 16 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding long-term debt and lease obligations, respectively. Additionally, see Note 14 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding accrued income tax obligations, which are not reflected in the table below.

	Maturity by Fiscal Year
(in millions)	Total	2013	2014	2015	2016	2017	Thereafter
Contractual obligations related to off-balance sheet arrangements:
Operating leases(1)	$320	$111	$77	$47	$29	$17	$39
Inventory purchases(2)	226	149	61	12	1	—	3
Commitments to fund minority investments/contingent acquisition consideration(3)	266	24	11	14	15	105	97
Interest payments(4)	3,192	325	289	264	212	185	1,917
Other(5)	180	76	54	31	3	1	15
Total	$4,184	$685	$492	$368	$260	$308	$2,071

Contractual obligations reflected in the balance sheet:
Long-term debt, including current portion(6)	$9,138	$2,213	$550	$1,250	$1,100	$—	$4,025
Capital leases(7)	179	14	13	13	13	30	96
Total	$9,317	$2,227	$563	$1,263	$1,113	$30	$4,121

(1)	Certain leases require us to pay real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These future costs are not included in the schedule above.
(2)

We have included inventory purchase commitments which are legally binding and specify minimum purchase quantities. These purchase commitments do not exceed our projected requirements and are in the normal course of business. These commitments do not include open purchase orders.

(3)

Certain commitments related to the funding of cost or equity method investments and/or previous acquisitions are contingent upon the achievement of certain product-related milestones and various other favorable operational conditions. While it is not certain if and/or when these payments will be made, the maturity dates included in this table reflect our best estimates. In accordance with authoritative accounting guidance on business combinations effective in fiscal year 2010, we are required to record the fair value of contingent acquisition considerations as a liability on the consolidated balance sheets on a prospective basis, therefore, contingent acquisition considerations are not included in the off-balance sheet disclosure for acquisitions subsequent to April 24, 2009.

(4)

Interest payments in the table above reflect the contractual interest payments on our outstanding debt, and exclude the impact of the debt discount amortization on the Senior Convertible Notes and impact of interest rate swap agreements. See Note 9 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding our debt agreements.

(5)	These obligations include certain research and development arrangements.
(6)

Long-term debt in the table above includes the $1.075 billion of 2012 Senior Notes, $1.000 billion of 2011 Senior Notes, $3.000 billion of 2010 Senior Notes, $1.250 billion of 2009 Senior Notes, $2.200 billion of Senior Convertible Notes, $600 million of 2005 Senior Notes, and certain bank borrowings. The table above excludes the debt discount, the fair value impact of outstanding interest rate swap agreements, and the unamortized gains from terminated interest rate swap agreements. See Notes 9 and 10 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding the interest rate swap agreements.

(7)

Capital lease obligations include the $165 million sale-leaseback agreement entered into in the fourth quarter of fiscal year 2012 whereby certain manufacturing equipment was sold and is being leased by us over a ten-year period.

Debt and Capital

          Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of total interest-bearing debt and equity was 38 percent as of both April 27, 2012 and April 29, 2011.

          As part of our focus on returning value to our shareholders, shares are repurchased from time to time. In June 2009 and June 2011, our Board of Directors authorized the repurchase of 60 million and 75 million shares of our common stock, respectively. During fiscal years 2012 and 2011, we repurchased approximately 37.3 million shares and 30.1 million shares at an average price of $38.64 and $37.86, respectively. As of April 27, 2012, we have used the entire amount authorized under the June 2009 repurchase program and have approximately 58.4 million shares available for future repurchases.

          We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs. Short-term debt, including the current portion of our long-term debt and capital lease obligations, as of April 27, 2012, was $3.274 billion compared to $1.723 billion as of April 29, 2011. We utilize a combination of Contingent Convertible Debentures, Series B due 2021 (the Debentures), Senior Convertible Notes, and Senior Notes to meet our long-term financing needs. Long-term debt as of April 27, 2012 was $7.359 billion compared to $8.112 billion as of April 29, 2011. In September 2011, we redeemed the Debentures for cash equal to 100% of the principal amount plus accrued interest.

          We periodically issue Senior Notes that are unsecured, senior obligations that rank equally with all other secured and unsubordinated indebtedness. We use the net proceeds from the sale of the Senior Notes primarily for working capital and general corporate purposes. The indentures under which the Senior Notes have been issued contain customary covenants, all of which we remain in compliance with as of April 27, 2012.

          In March 2012, we issued two tranches of Senior Notes (collectively, the 2012 Senior Notes) with an aggregate face value of $1.075 billion. The first tranche consisted of $675 million of 3.125 percent Senior Notes due 2022. The second tranche consisted of $400 million of 4.500 percent Senior Notes due 2042. Interest on each series of 2012 Senior Notes is payable semi-annually, on March 15 and September 15 of each year, commencing September 15, 2012. We used the net proceeds from the sale of the 2012 Senior Notes for working capital and general corporate purposes.

          In April 2006, we issued $2.200 billion of 1.500 percent Senior Convertible Notes due 2011 (2011 Senior Convertible Notes) and $2.200 billion of 1.625 percent Senior Convertible Notes due 2013 (2013 Senior Convertible Notes) (collectively, the Senior Convertible Notes). The Senior Convertible Notes were issued at par and pay interest in cash semi-annually in arrears on April 15 and October 15 of each year. The 2011 Senior Convertible Notes were repaid in April 2011. The 2013 Senior Convertible Notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness. The Senior Convertible Notes had an initial conversion price of $56.14 per share. As of April 27, 2012, pursuant to provisions in the indentures relating to our increase of our quarterly dividend to shareholders, the conversion rate for the Senior Convertible Notes is now 18.8218, which correspondingly changed the conversion price per share for the Senior Convertible Notes to $53.13.

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

          In separate transactions, we sold warrants to issue shares of our common stock at an exercise price of $76.56 per share in private transactions. Pursuant to these transactions, warrants for 41 million shares of our common stock may be settled over a specified period that began in July 2011 and warrants for 41 million shares of the Company’s common stock may be settled over a specified period beginning in July 2013. As of April 27, 2012, warrants for 41 million shares of the Company’s common stock expired.

          As of April 27, 2012 and April 29, 2011, we had interest rate swap agreements designated as fair value hedges of underlying fixed-rate obligations including the $1.250 billion 3.000 percent 2010 Senior Notes due 2015, the $600 million 4.750 percent 2005 Senior Notes due 2015, the $500 million 2.625 percent 2011 Senior Notes due 2016, and the $500 million 4.125 percent 2011 Senior Notes due 2021. Additionally, as of April 27, 2012, we had interest rate swap agreements designated as fair value hedges of underlying fixed-rate obligations including the $675 million 3.125 percent 2012 Senior Notes due 2022. As of April 29, 2011, we had interest rate swap agreements designated as fair value hedges of underlying fixed-rate obligations including the $2.200 billion 1.625 percent 2013 Senior Convertible Notes, and the $550 million 4.500 percent 2009 Senior Notes due 2014. For additional information regarding the interest rate swap agreements, refer to Note 10 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

          As of April 29, 2011, we had $15 million remaining in aggregate principal amount of the Debentures outstanding. Each Debenture was convertible into shares of common stock at an initial conversion price of $61.81 per share. In July 2011, we gave notice to the holders of the Debentures of our intent to redeem the Debentures for cash at a price equal to 100% of the principal amount, plus any accrued and unpaid interest, on September 15, 2011 (the Redemption Date). All of the outstanding Debentures were settled for cash on the Redemption Date and no holders converted Debentures into shares of our common stock.

          We maintain a commercial paper program that allows us to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of April 27, 2012 and April 29, 2011, outstanding commercial paper totaled $950 million and $1.500 billion, respectively. During fiscal years 2012 and 2011, the weighted average original maturity of the commercial paper outstanding was approximately 102 and 73 days, respectively, and the weighted average interest rate was 0.15 percent and 0.25 percent, respectively. The issuance of commercial paper reduces the amount of credit available under our existing lines of credit.

          We have committed and uncommitted lines of credit with various banks. The existing committed lines of credit include a four-year $2.250 billion syndicated credit facility dated December 9, 2010 that will expire on December 9, 2014 (Credit Facility). The Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase our capacity by an additional $500 million at any time during the life of the four-year term of the agreement. As of April 27, 2012 and April 29, 2011, no amounts were outstanding on the committed lines of credit.

          We have bank borrowings primarily from non-U.S. banks at interest rates considered favorable by management and where natural hedges can be gained for foreign exchange purposes and borrowings from U.S. banks. Approximately $184 million of the $200 million outstanding bank borrowings as of April 27, 2012 were short-term advances to certain subsidiaries under credit agreements with various banks. These advances are guaranteed by the Company.

          In connection with the issuance of the Debentures, 2011 Senior Notes, 2010 Senior Notes, 2009 Senior Notes, 2005 Senior Notes, Senior Convertible Notes, and commercial paper, Standard and Poor’s Ratings Services and Moody’s Investors Service issued long-term debt ratings of AA- and A1, respectively, and short-term debt ratings of A-1+ and P-1, respectively. These short-term debt ratings and Moody’s Investors Service long-term debt ratings remain unchanged as compared to fiscal year 2011. On February 14, 2012, Standard & Poor’s Ratings Services downgraded our long-term debt ratings to A+, compared to AA- for the fiscal year ended April 29, 2011. The downgrade of our long-term debt rating by Standard & Poor’s reflects their expectations for near-term revenue growth in the low single digits, caused by declines in CRDM and Spinal sales, combined with increased debt leverage over the past several years. We do not expect this downgrade to have a significant impact on our liquidity or future flexibility to access additional liquidity given our strong balance sheet, existing cash and investments, as well as our Credit Facility and related commercial paper program discussed above. In connection with the issuance of the 2012 Senior Notes, Standard and Poor’s Ratings Services and Moody’s Investors Service issued long-term debt ratings of A+ and A1, respectively, and short-term debt ratings of A-1+ and P-1, respectively.

          Interest rates on advances on our lines of credit are determined by a pricing matrix, based on our long-term debt ratings assigned by Standard and Poor’s Rating Services and Moody’s Investors Service. Facility fees are payable on the credit facilities and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which we remain in compliance with as of April 27, 2012.

Acquisitions

Fiscal Year 2012

          On August 31, 2011, we acquired Salient. Salient develops and markets devices for haemostatic sealing of soft tissue and bone incorporating advanced energy technology. Salient’s devices are used in a variety of surgical procedures including orthopedic surgery, spine, open abdominal, and thoracic procedures. Total consideration for the transaction was approximately $497 million. We had previously invested in Salient and held an 8.9 percent ownership position in the company. In connection with the acquisition of Salient, we recognized a gain on our previously-held investment of $32 million, which was recorded within acquisition-related items in the consolidated statement of earnings in the second quarter of fiscal year 2012. Net of this ownership position, the transaction value was approximately $452 million.

          On August 31, 2011, we acquired PEAK. PEAK develops and markets tissue dissection devices incorporating advanced energy technology. Total consideration for the transaction was approximately $113 million. We had previously invested in PEAK and held an 18.9 percent ownership position in the company. In connection with the acquisition of PEAK, we recognized a gain on our previously-held investment of $6 million, which was recorded within acquisition-related items in the consolidated statement of earnings in the second quarter of fiscal year 2012. Net of this ownership position, the transaction value was approximately $96 million.

Fiscal Year 2011

          On January 13, 2011, we acquired privately-held Ardian. We had previously invested in Ardian and held an 11.3 percent ownership position. Ardian develops catheter-based therapies to treat uncontrolled hypertension and related conditions. Total consideration for the transaction was $1.020 billion which includes the estimated fair value of revenue-based contingent consideration of $212 million. The terms of the transaction included an up-front cash payment of $717 million, excluding our pro-rata share in Ardian, plus potential future commercial milestone payments equal to the annual revenue growth beginning in fiscal year 2012 through the end of our fiscal year 2015. We recognized a gain of $85 million on our previously-held investment, which was recorded within acquisition-related items in the consolidated statement of earnings in the third quarter of fiscal year 2011.

          On November 16, 2010, we acquired Osteotech. Osteotech develops innovative biologic products for regenerative medicine. Under the terms of the agreement, we paid shareholders $6.50 per share in cash for each share of Osteotech common stock that they owned. Total consideration for the transaction was approximately $123 million.

          On August 12, 2010, we acquired ATS Medical. ATS Medical is a leading developer, manufacturer, and marketer of products and services focused on cardiac surgery, including heart valves and surgical cryoablation technology. Under the terms of the agreement, ATS Medical shareholders received $4.00 per share in cash for each share of ATS Medical common stock that they owned. Total consideration for the transaction was approximately $394 million which included the assumption of existing ATS Medical debt and acquired contingent consideration.

          On June 2, 2010, we acquired substantially all of the assets of Axon, a privately-held company. Prior to the acquisition, we distributed a large portion of Axon’s products. This acquisition has helped us bring to market the next generation of surgeon-directed and professionally supported spinal and cranial neuromonitoring technologies and expand the availability of these technologies. Total consideration for the transaction, net of cash acquired, was $62 million, which included the settlement of existing Axon debt.

Fiscal Year 2010

          On April 21, 2010, we acquired Invatec, a developer of innovative medical technologies for the interventional treatment of cardiovascular disease. Under the terms of the agreement, the transaction included an initial up-front payment of $350 million, which included the assumption and settlement of existing Invatec debt. The agreement also included potential additional payments of up to $150 million contingent upon achievement of certain revenue and product development milestones. During fiscal year 2012, we paid an aggregate of $141 million upon achievement of these milestones.

          The pro forma impact of the above acquisitions was not significant, individually or in the aggregate, to our results for the fiscal years ended April 27, 2012, April 29, 2011, or April 30, 2010. The results of operations related to each company acquired have been included in our consolidated statements of earnings since the date each company was acquired.

          In addition to the acquisitions above, we periodically acquire certain tangible or intangible assets from enterprises that do not otherwise qualify for accounting as a business combination. These transactions are largely reflected in the consolidated statements of cash flows as a component of investing activities under purchases of intellectual property.

New Accounting Pronouncements

          Information regarding new accounting pronouncements is included in Note 1 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Operations Outside of the United States

          The table below illustrates U.S. net sales versus net sales outside the U.S. for fiscal years 2012, 2011, and 2010:

	Fiscal Year
(in millions)	2012	2011	2010
U.S. net sales	$8,828	$8,872	$9,136
Non-U.S. net sales	7,356	6,636	6,256
Total net sales	$16,184	$15,508	$15,392

          From fiscal year 2011 to fiscal year 2012, net sales in the U.S. decreased less than 1 percent and net sales outside the U.S. increased 11 percent. Foreign currency had a favorable impact of $273 million on net sales for fiscal year 2012. Outside the U.S., net sales growth was led by strong double-digit growth in CardioVascular, Spinal, Diabetes, and Surgical Technologies. Within the Cardiac and Vascular Group, net sales were led by increased sales of our Resolute Integrity drug-eluting coronary stent, transcatheter valves, the Endurant Abdominal and Valiant Captivia Thoracic Stent Graft System, and from our renal denervation products. Within the Restorative Therapies Group, net sales were led by increased sales of our core metal construct products within Spinal, the Enlite CGM sensor, VEO pump, and consumables within Diabetes, and increased sales across the portfolio of ENT, Power Systems, and Navigations product lines within Surgical Technologies.

          From fiscal year 2010 to fiscal year 2011, net sales in the U.S. decreased 3 percent and net sales outside the U.S. increased 6 percent. Foreign currency had a favorable impact of $12 million on net sales for fiscal year 2011. Fiscal year 2010 also had approximately $200 million of revenue benefit from the extra week in the first quarter of fiscal year 2010. Outside the U.S., net sales growth was led by strong double-digit growth in CardioVascular, Diabetes, and Surgical Technologies. CardioVascular net sales were led by increased sales of Resolute and Resolute Integrity, contributions from the acquisitions of Invatec and ATS Medical, CoreValve transcatheter valves, and Endovascular. Diabetes net sales increased as a result of strong Veo pump sales. Increased sales of the O-Arm Imaging System led to Surgical Technologies growth. Additionally, outside the U.S. net sales in Japan were negatively impacted by approximately $15 million in the fourth quarter of fiscal year 2011 due to the earthquake and tsunami.

          Net sales outside the U.S. are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. However, a significant amount of our outstanding accounts receivable are with national health care systems in many countries. The current economic conditions in many countries outside the U.S. (particularly the recent economic challenges faced by Italy, Spain, Portugal, and Greece) have deteriorated and may continue to increase the average length of time it takes to collect on our outstanding accounts receivable in these countries. We continue to monitor the creditworthiness of customers located in these and other geographic areas. In the past, accounts receivable balances with certain customers in these countries have accumulated over time and were subsequently settled as large lump sum payments. Although we do not currently foresee a significant credit risk associated with a material portion of these receivables, repayment is dependent upon the financial stability of the economies of those countries. During fiscal year 2012, we concluded that collectability was not reasonably assured for revenue transactions with certain Greece distributors, and therefore, deferred revenue recognition until all revenue recognition criteria are met in the future. As of April 27, 2012, our remaining deferred revenue balance for certain Greece distributors was $15 million. Outstanding receivables from customers outside the U.S. totaled $2.408 billion at April 27, 2012, or 62 percent of total outstanding accounts receivable, and $2.345 billion as of April 29, 2011, or 61 percent of total outstanding accounts receivable.

Cautionary Factors That May Affect Future Results

          This Annual Report, and other written reports and oral statements made by or with the approval of one of the Company’s executive officers from time to time, may include “forward-looking” statements. Forward-looking statements broadly involve our current expectations or forecasts of future results. Our forward-looking statements generally relate to our growth and growth strategies, financial results, product development, research and development strategy, regulatory approvals, competitive strengths, restructuring initiatives, intellectual property rights, litigation and tax matters, mergers and acquisitions, divestitures, market acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, working capital adequacy, our effective tax rate, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions. Forward-looking statements in this Annual Report include, but are not limited to, statements regarding our ability to drive long-term shareholder value, development and future launches of products and continued or future acceptance of products in our operating segments; expected timing for completion of research studies relating to our products; market positioning and performance of our products, including stabilization of the ICD market and unanticipated issues that may affect U.S. FDA and non-U.S. regulatory approval of new products; increased presence in new markets, including markets outside the U.S.; changes in the market and our market share; acquisitions and investment initiatives, as well as integration of acquired companies into our operations; the resolution of tax matters; the effectiveness of our development activities in reducing patient care costs; our expectations regarding health care costs; the elimination of certain positions or costs related to restructuring initiatives; outcomes in our litigation matters and government investigations; general economic conditions; the adequacy of available working capital and our working capital needs; the continued strength of our balance sheet and liquidity; and the potential impact of our compliance with governmental regulations and accounting guidance. One must carefully consider forward-looking statements and understand that such statements may be affected by inaccurate assumptions and may involve a variety of risks and uncertainties, known and unknown, including, among others, those discussed in the sections entitled “Government Regulation and Other Considerations” within “Item 1. Business” and “Item 1A. Risk Factors” in this Annual Report on Form 10-K, as well as those related to competition in the medical device industry, reduction or interruption in our supply, quality problems, liquidity, decreasing prices, adverse regulatory action, litigation success, self-insurance, health care policy changes, and international operations. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

          We undertake no obligation to update any statement we make, but investors are advised to consult all other disclosures by us in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q, and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historical results. In addition, actual results may differ materially from those anticipated due to a number of factors, including, among others, those discussed in the section entitled “Item 1A. Risk Factors” in this Annual Report on Form 10-K. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

          We had foreign exchange rate derivative contracts outstanding in notional amounts of $5.136 billion and $6.384 billion at April 27, 2012 and April 29, 2011, respectively. At April 27, 2012, these contracts were in an unrealized gain position of $49 million. A sensitivity analysis of changes in the fair value of all foreign exchange rate derivative contracts at April 27, 2012 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $485 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our fixed-to-floating interest rate swap agreements. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10 percent change in short-term interest rates, compared to interest rates at April 27, 2012, indicates that the fair value of these instruments would correspondingly change by $29 million.

          We have investments in marketable debt securities that are classified and accounted for as available-for-sale. Our debt securities include U.S. government and agency securities, foreign government and agency securities, corporate debt securities, certificates of deposit, mortgage-backed securities, other asset-backed securities, and auction rate securities. For a discussion of current market conditions and the impact on our financial condition and results of operations, please see the “Liquidity and Capital Resources” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

          For additional discussion of market risk, see Notes 6 and 10 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

Reports of Management

Management’s Report on the Financial Statements

          The management of Medtronic, Inc. is responsible for the integrity of the financial information presented in this Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Where necessary, and as discussed under Critical Accounting Estimates on pages 30 to 33, the consolidated financial statements reflect estimates based on management’s judgment.

          The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). The independent registered public accounting firm’s responsibility is to express an opinion as to whether such financial statements present fairly, in all material respects, our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Management’s Annual Report on Internal Control over Financial Reporting

          Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 27, 2012. Our internal control over financial reporting as of April 27, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, who has also audited our consolidated financial statements.

/s/ Omar Ishrak
Omar Ishrak
Chairman and Chief Executive Officer

/s/ Gary L. Ellis
Gary L. Ellis
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Medtronic, Inc.:

          In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Medtronic, Inc. and its subsidiaries (the Company) at April 27, 2012 and April 29, 2011, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 27, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 27, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
June 26, 2012

Medtronic, Inc.
Consolidated Statements of Earnings

	Fiscal Year
	2012	2011	2010
(in millions, except per share data)
Net sales	$16,184	$15,508	$15,392

Costs and expenses:
Cost of products sold	3,889	3,700	3,582
Research and development expense	1,490	1,472	1,424
Selling, general, and administrative expense	5,623	5,427	5,282
Restructuring charges, net	87	259	50
Certain litigation charges, net	90	245	374
Acquisition-related items	12	14	23
Amortization of intangible assets	335	339	317
Other expense, net	364	110	150
Interest expense, net	149	278	246
Total costs and expenses	12,039	11,844	11,448

Earnings from continuing operations before income taxes	4,145	3,664	3,944

Provision for income taxes	730	609	861

Earnings from continuing operations	3,415	3,055	3,083

Discontinued operations, net of tax:
Earnings from operations of Physio-Control	32	43	16
Physio-Control divestiture-related costs	(34)	(2)	—
Gain on sale of Physio-Control	204	—	—
Earnings from discontinued operations	202	41	16

Net earnings	$3,617	$3,096	$3,099

Basic earnings per share:
Earnings from continuing operations	$3.24	$2.84	$2.79
Net earnings	$3.43	$2.87	$2.80

Diluted earnings per share
Earnings from continuing operations	$3.22	$2.82	$2.78
Net earnings	$3.41	$2.86	$2.79

Basic weighted average shares outstanding	1,053.9	1,077.4	1,106.3
Diluted weighted average shares outstanding	1,059.9	1,081.7	1,109.4

Cash dividends declared per common share	$0.97	$0.90	$0.82

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic, Inc.
Consolidated Balance Sheets

	April 27, 2012	April 29, 2011
(in millions, except per share data)

ASSETS

Current assets:
Cash and cash equivalents	$1,248	$1,382
Short-term investments	1,344	1,046
Accounts receivable, less allowances of $100 and $96, respectively	3,808	3,761
Inventories	1,800	1,619
Deferred tax assets, net	640	523
Prepaid expenses and other current assets	675	561
Assets held for sale	—	258
Total current assets	9,515	9,150
Property, plant, and equipment, net	2,473	2,488
Goodwill	9,934	9,520
Other intangible assets, net	2,647	2,725
Long-term investments	7,705	6,116
Long-term deferred tax assets, net	504	314
Other assets	305	362
Total assets	$33,083	$30,675

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$3,274	$1,723
Accounts payable	565	495
Accrued compensation	912	874
Accrued income taxes	65	50
Deferred tax liabilities, net	33	7
Other accrued expenses	1,008	1,489
Liabilities held for sale	—	88
Total current liabilities	5,857	4,726

Long-term debt	7,359	8,112
Long-term accrued compensation and retirement benefits	759	480
Long-term accrued income taxes	1,005	496
Long-term deferred tax liabilities, net	611	461
Other long-term liabilities	379	432
Total liabilities	15,970	14,707

Commitments and contingencies (Notes 5, 16 and 17)

Shareholders’ equity:
Preferred stock— par value $1.00; 2.5 million shares authorized, none outstanding	—	—
Common stock— par value $0.10; 1.6 billion shares authorized, 1,037,194,934 and 1,070,162,109 shares issued and outstanding, respectively	104	107
Retained earnings	17,482	16,085
Accumulated other comprehensive loss	(473)	(224)
Total shareholders’ equity	17,113	15,968
Total liabilities and shareholders’ equity	$33,083	$30,675

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic, Inc.
Consolidated Statements of Shareholders’ Equity

	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in millions)
Balance as of April 24, 2009	1,119	$112	$13,272	$(202)	$13,182
Net earnings	—	—	3,099	—	3,099
Other comprehensive (loss)/income
Unrealized gain on investments	—	—	—	68	68
Translation adjustment	—	—	—	181	181
Net change in retirement obligations	—	—	—	(214)	(214)
Unrealized loss on derivatives	—	—	—	(137)	(137)
Reclassification of other-than-temporary losses on marketable securities included in net earnings	—	—	3	(3)	—
Total comprehensive income					2,997
Dividends to shareholders	—	—	(907)	—	(907)
Issuance of common stock under stock purchase and award plans	5	1	164	—	165
Repurchase of common stock	(27)	(3)	(1,027)	—	(1,030)
Tax benefit/(deficit) from exercise of stock-based awards	—	—	(3)	—	(3)
Stock-based compensation	—	—	225	—	225
Balance as of April 30, 2010	1,097	$110	$14,826	$(307)	$14,629
Net earnings	—	—	3,096	—	3,096
Other comprehensive (loss)/income
Unrealized gain on investments	—	—	—	226	226
Translation adjustment	—	—	—	200	200
Net change in retirement obligations	—	—	—	5	5
Unrealized loss on derivatives	—	—	—	(348)	(348)
Total comprehensive income					3,179
Dividends to shareholders	—	—	(969)	—	(969)
Issuance of common stock under stock purchase and award plans	3	—	85	—	85
Repurchase of common stock	(30)	(3)	(1,137)	—	(1,140)
Tax benefit/(deficit) from exercise of stock-based awards	—	—	(14)	—	(14)
Stock-based compensation	—	—	198	—	198
Balance as of April 29, 2011	1,070	$107	$16,085	$(224)	$15,968
Net earnings	—	—	3,617	—	3,617
Other comprehensive (loss)/income
Unrealized loss on investments	—	—	—	(66)	(66)
Translation adjustment	—	—	—	(137)	(137)
Net change in retirement obligations	—	—	—	(227)	(227)
Unrealized gain on derivatives	—	—	—	181	181
Total comprehensive income					3,368
Dividends to shareholders	—	—	(1,021)	—	(1,021)
Issuance of common stock under stock purchase and award plans	4	—	96	—	96
Repurchase of common stock	(37)	(3)	(1,437)	—	(1,440)
Tax benefit/(deficit) from exercise of stock-based awards	—	—	(19)	—	(19)
Stock-based compensation	—	—	161	—	161
Balance as of April 27, 2012	1,037	$104	$17,482	$(473)	$17,113

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic, Inc.
Consolidated Statements of Cash Flows

	Fiscal Year
	2012	2011	2010
(in millions)
Operating Activities:
Net earnings	$3,617	$3,096	$3,099
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	833	804	772
Amortization of discount on senior convertible notes	85	171	167
Gain on sale of Physio-Control	(218)	—	—
Acquisition-related items	45	44	11
Provision for doubtful accounts	66	47	36
Deferred income taxes	14	153	144
Stock-based compensation	161	198	225
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(252)	(342)	(271)
Inventories	(185)	(101)	158
Accounts payable and accrued liabilities	300	(37)	225
Other operating assets and liabilities	155	(532)	130
Certain litigation charges, net	90	245	374
Certain litigation payments	(241)	(5)	(939)
Net cash provided by operating activities	4,470	3,741	4,131

Investing Activities:
Acquisitions, net of cash acquired	(556)	(1,332)	(350)
Proceeds from divestiture of Physio-Control	386	—	—
Purchases of intellectual property	(15)	(47)	(62)
Additions to property, plant, and equipment	(484)	(501)	(573)
Purchases of marketable securities	(8,080)	(6,249)	(7,478)
Sales and maturities of marketable securities	6,104	6,443	3,791
Other investing activities, net	(6)	(129)	(87)
Net cash used in investing activities	(2,651)	(1,815)	(4,759)

Financing Activities:
Acquisition-related contingent consideration	(118)	—	—
Change in short-term borrowings, net	(585)	1,621	(444)
Issuance of long-term debt	1,210	1,000	3,000
Payments on long-term debt	(24)	(2,603)	(20)
Dividends to shareholders	(1,021)	(969)	(907)
Issuance of common stock	96	85	165
Repurchase of common stock	(1,440)	(1,140)	(1,030)
Net cash provided by (used in) financing activities	(1,882)	(2,006)	764

Effect of exchange rate changes on cash and cash equivalents	(71)	62	(7)
Net change in cash and cash equivalents	(134)	(18)	129

Cash and cash equivalents at beginning of period	1,382	1,400	1,271

Cash and cash equivalents at end of period	$1,248	$1,382	$1,400

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$454	$826	$571
Interest	346	447	386
Supplemental noncash financing activities:
Reclassification of senior notes from long-term to short-term debt	—	—	400
Reclassification of senior convertible notes from long-term to short-term debt	2,200	—	2,200

The consolidated statements of cash flows include the activities of the discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements.

Medtronic, Inc.
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

          Nature of Operations Medtronic, Inc. (Medtronic or the Company) is the global leader in medical technology – alleviating pain, restoring health, and extending life for millions of people around the world. The Company provides innovative products and therapies for use by medical professionals to meet the health care needs of their patients. Primary products include those for cardiac rhythm disorders, cardiovascular disease, neurological disorders, spinal conditions and musculoskeletal trauma, urological and digestive disorders, diabetes, and ear, nose, and throat conditions.

          The Company is headquartered in Minneapolis, Minnesota, and markets its products primarily through a direct sales force in the United States (U.S.) and a combination of direct sales representatives and independent distributors in international markets. The primary markets for products are the U.S., Western Europe, Japan, and emerging markets.

          Principles of Consolidation The consolidated financial statements include the accounts of Medtronic, Inc., and all of its subsidiaries. All significant intercompany transactions and accounts have been eliminated. U.S. generally accepted accounting principles (U.S. GAAP) are applied when determining whether an entity is subject to consolidation.

          Beginning in the third quarter of fiscal year 2012, the results of operations, assets, and liabilities of the Physio-Control business, which were previously presented as a component of the Cardiac and Vascular Group operating segment, are classified as discontinued operations. All information in the following notes to the consolidated financial statements includes only results from continuing operations (excluding Physio-Control) for all periods presented, unless otherwise noted. For further information regarding discontinued operations, see Note 3.

          Fiscal Year-End The Company utilizes a 52/53-week fiscal year, ending the last Friday in April. The Company’s fiscal years 2012 and 2011 ended on April 27, 2012 and April 29, 2011, respectively, both of which were 52-week years. Fiscal year 2010 ended on April 30, 2010 and was a 53-week year.

          Use of Estimates The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

          Cash Equivalents The Company considers highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value.

          Investments Investments in marketable equity securities and debt securities that are classified and accounted for as available-for-sale at April 27, 2012 and April 29, 2011 include corporate debt securities, U.S. and foreign government and agency securities, certificates of deposit, mortgage-backed securities, other asset-backed securities, and auction rate securities. The Company invests in available-for-sale securities to promote business and strategic objectives. Available-for-sale debt securities are recorded at fair value in both short-term and long-term investments and marketable equity securities are recorded at fair value in long-term investments on the consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive loss on the consolidated balance sheets.

          Investments in securities that are classified and accounted for as trading securities at April 27, 2012 and April 29, 2011 include exchange-traded funds. Trading securities are recorded at fair value in long-term investments on the consolidated balance sheets. The Company’s trading securities seek to offset changes in liabilities related to equity and other market risks of certain deferred compensation arrangements. The change in fair value for trading securities is recorded as a component of interest expense, net on the consolidated statements of earnings. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          Certain of the Company’s investments in equity and other securities are long-term, strategic investments in companies that are in varied stages of development. The Company accounts for these investments under the cost or the equity method of accounting, as appropriate. The valuation of equity and other securities accounted for under the cost method considers all available financial information related to the investee, including valuations based on recent third-party equity investments in the investee. If an unrealized loss for any investment is considered to be other-than-temporary, the loss will be recognized in the consolidated statements of earnings in the period the determination is made. Equity securities accounted for under the equity method are initially recorded at the amount of the Company’s investment and adjusted each period for the Company’s share of the investee’s income or loss and dividends paid. Equity securities accounted for under both the cost and equity methods are reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. See Note 6 for discussion of the gains and losses recognized on equity and other securities.

          Accounts Receivable The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support its receivables. The Company maintains an allowance for doubtful accounts for potential credit losses. Uncollectible accounts are written off against the allowance when it is deemed that a customer account is uncollectible.

          Inventories Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

(in millions)	April 27, 2012	April 29, 2011
Finished goods	$1,175	$1,020
Work in process	288	261
Raw materials	337	338
Total	$1,800	$1,619

          Property, Plant, and Equipment Property, plant, and equipment is stated at cost. Additions and improvements that extend the lives of the assets are capitalized while expenditures for repairs and maintenance are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the various assets. Property, plant, and equipment balances and corresponding lives are as follows:

(in millions)	April 27, 2012	April 29, 2011	Lives (in years)
Land and land improvements	$135	$136	Up to 20
Buildings and leasehold improvements	1,475	1,482	Up to 40
Equipment	3,858	3,813	3-7
Construction in progress	328	301	—
Subtotal	5,796	5,732
Less: Accumulated depreciation	(3,323)	(3,244)
Property, plant, and equipment, net	$2,473	$2,488

          Depreciation expense of $498 million, $464 million, and $454 million was recognized in fiscal years 2012, 2011, and 2010, respectively.

          Goodwill Goodwill is the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in a business combination. In accordance with U.S. GAAP, goodwill is not amortized. Goodwill is tested for impairment annually or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceed the estimated fair value of the reporting unit. The estimated fair value is determined using a discounted future cash flow analysis.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          Other Intangible Assets Other intangible assets include patents, trademarks, purchased technology, and in-process research and development (IPR&D) (since April 25, 2009). Intangible assets with a definite life are amortized on a straight-line or accelerated basis, as appropriate, with estimated useful lives ranging from three to 20 years. Intangible assets are tested for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. Impairment is calculated as the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted future cash flow analysis.

          IPR&D When the Company acquires another entity, the purchase price is allocated, as applicable, between IPR&D, other identifiable intangible assets, and net tangible assets, with the remainder recognized as goodwill. During fiscal year 2010, the Company adopted authoritative guidance related to business combinations. Under this guidance, IPR&D is capitalized. Prior to the adoption of this guidance, IPR&D was immediately expensed. The adoption of the authoritative guidance did not change the requirement to expense IPR&D immediately with respect to asset acquisitions. These IPR&D charges are included within acquisition-related items in the Company’s consolidated statements of earnings. IPR&D has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner or the project is terminated or abandoned, the Company may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value.

          The Company’s policy defines IPR&D as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D requires the Company to make significant estimates. The amount of the purchase price allocated to IPR&D is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of measurement in accordance with accepted valuation methods. These methodologies include consideration of the risk of the project not achieving commercial feasibility.

          At the time of acquisition, the Company expects that all acquired IPR&D will reach technological feasibility, but there can be no assurance that the commercial viability of these products will actually be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing, and conducting clinical trials necessary to obtain regulatory approvals. The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, delay or failure to obtain required market clearances, or delays or issues with patent issuance, or validity and litigation. If commercial viability were not achieved, the Company would likely look to other alternatives to provide these therapies.

          Contingent Consideration During fiscal year 2010, as mentioned above, the Company adopted authoritative guidance related to business combinations. Under this guidance, the Company must recognize contingent purchase price consideration at fair value at the acquisition date. Prior to the adoption of this guidance, contingent consideration was not included on the balance sheet and was recorded as incurred. The acquisition date fair value is measured based on the consideration expected to be transferred (probability-weighted), discounted back to present value. The discount rate used is determined at the time of measurement in accordance with accepted valuation methods. The fair value of the contingent milestone consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within acquisition-related items in the Company’s consolidated statements of earnings. Therefore, any changes in the fair value will impact the Company’s earnings in such reporting period thereby resulting in potential variability in the Company’s earnings until contingencies are resolved.

          Warranty Obligation The Company offers a warranty on various products. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the net costs to repair or otherwise satisfy the claim. The Company includes the covered costs associated with field actions, if any, in cost of products sold in the Company’s consolidated statements of earnings. The Company includes the warranty obligation in other accrued expenses and other long-term liabilities on the Company’s consolidated balance sheets.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          Changes in the Company’s product warranty obligations during the years ended April 27, 2012 and April 29, 2011 consisted of the following:

(in millions)
Balance as of April 30, 2010	$31
Warranty claims provision	27
Settlements made	(23)
Balance as of April 29, 2011	$35
Warranty claims provision	23
Settlements made	(27)
Balance as of April 27, 2012	$31

          Self-Insurance It is the Company’s policy to self-insure the vast majority of its insurable risks including medical and dental costs, disability coverage, physical loss to property, business interruptions, workers’ compensation, comprehensive general, director and officer, and product liability. Insurance coverage is obtained for those risks required to be insured by law or contract. A provision for losses under the self-insured program is recorded and revised quarterly. The Company uses claims data and historical experience, as applicable, to estimate liabilities associated with the exposures that the Company has self-insured. Based on historical loss trends, the Company believes that its self-insurance program accruals are adequate to cover future losses. Historical trends, however, may not be indicative of future losses. These losses could have a material adverse impact on the Company’s consolidated financial statements.

          Retirement Benefit Plan Assumptions The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans (post-retirement benefits), defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. Pension benefit costs include assumptions for the discount rate, retirement age, compensation rate increases, and the expected return on plan assets. Post-retirement medical benefit costs include assumptions for the discount rate, retirement age, expected return on plan assets, and health care cost trend rate assumptions.

          The Company evaluates the discount rate, retirement age, compensation rate increases, expected return on plan assets, and health care cost trend rates of its pension benefits and post-retirement benefits annually. In evaluating these assumptions, many factors are considered, including an evaluation of assumptions made by other companies, historical assumptions compared to actual results, current market conditions, asset allocations, and the views of leading financial advisors and economists. In evaluating the expected retirement age assumption, the Company considers the retirement ages of past employees eligible for pension and medical benefits together with expectations of future retirement ages. Refer to Note 15 for additional information regarding the Company’s retirement benefit plans.

          Revenue Recognition The Company sells its products primarily through a direct sales force in the U.S. and a combination of direct sales representatives and independent distributors in international markets. The Company recognizes revenue when title to the goods and risk of loss transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters requiring customer acceptance. In cases where the Company utilizes distributors or ships product directly to the end user, it recognizes revenue upon shipment provided all revenue recognition criteria have been met. A portion of the Company’s revenue is generated from inventory maintained at hospitals or with field representatives. For these products, revenue is recognized at the time the product has been used or implanted. For multiple-element arrangements, the Company allocates arrangement consideration to the deliverables by use of the relative selling price method. The selling price used for each deliverable is based on vendor–specific objective evidence (VSOE) if available, third–party evidence (TPE) if VSOE is not available, or best estimated selling price (BESP) if neither VSOE nor TPE is available. BESP is determined in a manner consistent with that used to establish the price to sell the deliverable on a standalone basis. The Company records estimated sales returns, discounts, and rebates as a reduction of net sales in the same period revenue is recognized.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          Research and Development Research and development costs are expensed when incurred. Research and development costs include costs of all basic research activities as well as other research, engineering, and technical effort required to develop a new product or service or make significant improvement to an existing product or manufacturing process. Research and development costs also include pre-approval regulatory and clinical trial expenses.

          Other Expense, Net Other expense, net includes royalty income and expense, realized equity security gains and losses, realized foreign currency transaction and derivative gains and losses, impairment charges on equity securities, and the Puerto Rico excise tax.

          Stock-Based Compensation The Company’s compensation programs include share-based payments. All awards under share-based payment programs are accounted for at fair value and these fair values are generally amortized on a straight-line basis over the vesting terms into cost of products sold, research and development expense, and selling, general, and administrative expense in the consolidated statements of earnings, as appropriate. Refer to Note 13 for additional information.

          Foreign Currency Translation Assets and liabilities of non-U.S. functional currency entities are translated to U.S. dollars at period-end exchange rates, and the resulting gains and losses arising from the translation of those net assets are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive loss on the consolidated balance sheets. Elements of the consolidated statements of earnings are translated at average currency exchange rates in effect during the period and foreign currency transaction gains and losses are included in other expense, net in the consolidated statements of earnings.

          Comprehensive Income and Accumulated Other Comprehensive Loss In addition to net earnings, comprehensive income includes changes in currency exchange rate translation adjustments, unrealized gains and losses on currency exchange rate derivative contracts and interest rate derivative instruments qualifying and designated as cash flow hedges, net changes in retirement obligation funded status, and unrealized gains and losses on available-for-sale marketable securities. Comprehensive income in fiscal years 2012, 2011, and 2010 was $3.368 billion, $3.179 billion, and $2.997 billion, respectively.

          Presented below is a summary of activity for each component of accumulated other comprehensive loss for fiscal years 2012, 2011, and 2010:

(in millions)	Unrealized Gain/(Loss) on Investments	Cumulative Translation Adjustments	Net Change in Retirement Obligations	Unrealized Gain/(Loss)	Accumulated Other Comprehensive Loss
Balance as of April 24, 2009	$(95)	$62	$(398)	$228	$(202)
Other comprehensive (loss)/income	68	181	(214)	(137)	(102)
Reclassification of other-than-temporary losses on marketable securities included in net earnings	(3)	—	—	—	(3)
Balance as of April 30, 2010	$(30)	$243	$(612)	$91	$(307)
Other comprehensive (loss)/income	226	200	5	(348)	83
Balance as of April 29, 2011	$196	$443	$(607)	$(257)	$(224)
Other comprehensive (loss)/income	(66)	(137)	(227)	181	(249)
Balance as of April 27, 2012	$130	$306	$(834)	$(76)	$(473)

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          Translation adjustments are not adjusted for income taxes as substantially all translation adjustments relate to permanent investments in non-U.S. subsidiaries. The tax expense/(benefit) on the net unrealized gain/(loss) on foreign exchange rate derivatives and interest rate derivative instruments in fiscal years 2012, 2011, and 2010 was $105 million, $(183) million, and $(75) million, respectively. The tax expense/(benefit) related to the net change in retirement obligations was $(130) million, $3 million, and $(112) million in fiscal years 2012, 2011, and 2010, respectively. The tax expense (benefit) on the unrealized gain/(loss) on investments in fiscal years 2012, 2011, and 2010 was $(38) million, $130 million, and $35 million, respectively. During fiscal year 2011, the Company received shares in the form of a dividend related to a previous cost method investment, and in accordance with authoritative guidance, the Company recorded these shares as an investment and correspondingly recorded an unrealized gain. Included in cumulative translation adjustments is translation on certain foreign exchange rate derivatives held by non-U.S. functional currency entities.

          Derivatives U.S. GAAP requires companies to recognize all derivatives as assets and liabilities on the balance sheet and to measure the instruments at fair value through earnings unless the derivative qualifies as a hedge. If the derivative is a hedge, depending on the nature of the hedge and hedge effectiveness, changes in the fair value of the derivative will either be recorded currently through earnings or recognized in accumulated other comprehensive loss on the consolidated balance sheets until the hedged item is recognized in earnings upon settlement/termination. The changes in the fair value of the derivative are intended to offset the change in fair value of the hedged asset, liability, or probable commitment. The Company evaluates hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is recorded in earnings.

          The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets, liabilities, and probable commitments. At inception of the forward contract, the derivative is designated as either a freestanding derivative or cash flow hedge. The primary currencies of the derivative instruments are the Euro and the Japanese Yen. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. All derivative instruments are recorded at fair value on the consolidated balance sheets, as a component of prepaid expenses and other current assets, other assets, other accrued expenses, or other long-term liabilities depending upon the gain or loss position of the contract and contract maturity date.

          Forward currency exchange rate contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. Changes in value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive loss on the consolidated balance sheets until earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified into earnings and is included in other expense, net or cost of products sold in the consolidated statements of earnings, depending on the underlying transaction that is being hedged.

          The Company uses forward currency exchange rate contracts to offset its exposure to the change in value of specific foreign currency denominated assets and liabilities. These forward currency exchange rate contracts are not designated as hedges, and therefore, changes in the value of these freestanding derivatives are recognized currently in earnings, thereby offsetting the current earnings effect of the related change in U.S. dollar value of foreign currency denominated assets and liabilities.

          The Company uses interest rate derivative instruments to manage its exposure to interest rate movements and to reduce borrowing costs by converting fixed-rate debt into floating-rate debt. The objective of the instruments is to more effectively manage the Company’s borrowing costs and interest rate risk. These derivative instruments are designated as fair value hedges under U.S. GAAP. Changes in the fair value of the derivative instrument are recorded in interest expense, net, and are offset by changes in the fair value on the underlying debt instrument. Interest expense, net includes interest payments made or received under interest rate derivative instruments.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          In addition, the Company has collateral credit agreements with its primary derivative counterparties. Under these agreements, either party is required to post eligible collateral when the market value of transactions covered by the agreement exceeds specific thresholds, thus limiting credit exposure for both parties.

          Earnings Per Share Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan.

          The table below sets forth the computation of basic and diluted earnings per share:

	Fiscal Year
(in millions, except per share data)	2012	2011	2010
Numerator:
Earnings from continuing operations	$3,415	$3,055	$3,083
Earnings from discontinued operations	202	41	16
Net earnings	3,617	3,096	3,099
Denominator:
Basic – weighted average shares outstanding	1,053.9	1,077.4	1,106.3
Effect of dilutive securities:
Employee stock options	0.9	0.6	0.9
Employee restricted stock units	4.9	3.4	1.9
Other	0.2	0.3	0.3
Diluted – weighted average shares outstanding	1,059.9	1,081.7	1,109.4
Basic earnings per share:
Earnings from continuing operations	$3.24	$2.84	$2.79
Earnings from discontinued operations	$0.19	$0.04	$0.01
Net earnings*	$3.43	$2.87	$2.80
Diluted earnings per share:
Earnings from continuing operations	$3.22	$2.82	$2.78
Earnings from discontinued operations	$0.19	$0.04	$0.01
Net earnings	$3.41	$2.86	$2.79

* All earnings per share amounts have been rounded to the nearest $0.01, and therefore, may not sum.

          The calculation of weighted average diluted shares outstanding excludes options for approximately 51 million, 59 million, and 65 million shares of common stock in fiscal years 2012, 2011, and 2010, respectively, because their effect would be anti-dilutive on the Company’s earnings per share. For fiscal years 2012, 2011, and 2010, common share equivalents related to the Company’s $2.200 billion of Senior Convertible Notes were anti-dilutive as the market price of the Company’s stock was below the conversion price of the Senior Convertible Notes and, therefore, were excluded from the calculation of weighted average diluted shares.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

New Accounting Standards

          In June 2011, the Financial Accounting Standards Board (FASB) updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. In December 2011, the FASB deferred the requirement in the updated guidance to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. The updated guidance is effective for the Company retrospectively beginning in the first quarter of fiscal year 2013. Since the accounting guidance only impacts presentation, its adoption will not have a material impact on the Company’s consolidated financial statements.

          In September 2011, the FASB updated the accounting guidance related to annual and interim goodwill impairment tests. The updated accounting guidance allows entities to first assess qualitative factors before performing a quantitative assessment of the fair value of a reporting unit. If it is determined on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. The updated guidance is effective for the Company beginning in the first quarter of fiscal year 2013. The Company does not expect adoption to have a material impact on the Company’s consolidated financial statements.

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

2. Certain Litigation Charges, Net

          The Company classifies material litigation reserves and gains recognized as certain litigation charges, net.

          During fiscal year 2012, the Company recorded certain litigation charges, net of $90 million related to the agreement in principle to settle the federal securities class action initiated by the Minneapolis Firefighters’ Relief Association in December 2008. During the fourth quarter of fiscal year 2012, Medtronic reached a settlement agreement to resolve all of these class claims for $85 million and incurred $5 million in additional litigation fees as a result of the agreement. Refer to Note 17 for additional information.

          During fiscal year 2011, the Company recorded certain litigation charges, net of $245 million related primarily to a $221 million settlement involving the Sprint Fidelis family of defibrillation leads and charges for certain Other Matters litigation. The Sprint Fidelis settlement related to the resolution of certain outstanding product liability litigation related to the Sprint Fidelis family of defibrillation leads that were subject to a field action announced October 15, 2007 During the third quarter of fiscal year 2012, the Company paid out the settlement for both the Sprint Fidelis settlement and for certain Other Matters litigation. Refer to Note 17 for additional information.

          During fiscal year 2010, the Company recorded certain litigation charges, net of $374 million related to settlements with Abbott Laboratories (Abbott) and W.L. Gore & Associates, Inc. (Gore). The Abbott settlement accounted for $444 million in litigation charges and the Gore settlement accounted for a $70 million litigation gain. The Abbott settlement related to the resolution of all outstanding intellectual property litigation. The terms of the Abbott agreement stipulate that neither party will sue the other in the field of coronary stent and stent delivery systems for a period of at least ten years, subject to certain conditions. Both parties also agreed to a cross-license of the disputed patents within the defined field. The $444 million settlement amount included a $400 million payment made to Abbott and a $42 million success payment made to evYsio Medical Devices, LLC (evYsio). In addition, a $2 million payment was made to evYsio in connection with an amendment to the parties’ existing agreement in order to expand the scope of the definition of the license field from evYsio. The Company paid the settlement in the second quarter of fiscal year 2010. The Gore settlement related to the resolution of outstanding patent litigation related to selected patents in Medtronic’s Jervis and Wiktor patent families. The terms of the agreement stipulate that neither party will sue the other in the defined field of use, subject to certain conditions. The Company granted Gore a worldwide, irrevocable, non-exclusive license in the defined field of use. In addition and subject to certain conditions, Gore began paying the Company quarterly payments in January 2010 that will continue through the fiscal quarter ending October 2018.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

3. Discontinued Operations

          On November 16, 2011, the Company and Bain Capital Partners, LLC (Bain Capital) entered into a definitive agreement for Bain Capital to acquire Physio-Control and related entities, excluding certain assets and liabilities, for cash in a transaction valued at approximately $405 million excluding potential earn-outs and any working capital adjustments.

          Beginning in the third quarter of fiscal year 2012, the assets and liabilities of this business met the accounting criteria to be classified as held for sale and have been aggregated and reported on separate lines in the consolidated balance sheets for all periods presented. The Company also classified the results of operations of the Physio-Control business, which were previously presented as a component of the Cardiac and Vascular Group operating segment, as discontinued operations in the consolidated statements of earnings for all periods presented.

          On January 30, 2012, the Company completed the sale of the Physio-Control business to Bain Capital. The Company sold $164 million in net assets and received $386 million in net cash, excluding potential earn-outs. The earn-outs are based upon fiscal year 2012 and 2013 Physio-Control performance in accordance with the agreement. The amount of cash received was less than the original transaction value of approximately $405 million due to an estimated working capital adjustment of $19 million that occurred at the time of closing. This amount may be adjusted based on the final closing balance sheet in accordance with the agreement. The assets and liabilities sold were comprised of Physio-Control’s U.S. and international assets and liabilities, excluding international accounts receivable and accounts payable, and certain compensation related liabilities assumed by Bain Capital. Additionally, the Company entered into a Transition Services Agreement (TSA) with Physio-Control in which the Company will provide transition services to ensure continuity of business for Physio-Control as it establishes stand-alone processes separate from Medtronic. The TSA requires the Company to continue to provide certain back-office support functions to Physio-Control in the areas of finance, facilities, human resources, customer service, IT, quality and regulatory, and operations. The timeframe for these services ranges from three to 12 months following the closing date. The Company is compensated for the services specified in the TSA. The Company will record the income earned from the TSA in other expense, net in the consolidated statements of earnings.

          The following is a summary of the operating results of Physio-Control for discontinued operations for fiscal years 2012, 2011, and 2010:

	Fiscal Year
(in millions)	2012	2011	2010
Discontinued operations:
Net sales	$323	$425	$425
Earnings from operations of Physio-Control	$48	$64	$25
Physio-Control divestiture-related costs	(42)	(2)	—
Gain on sale of Physio Control	218	—	—
Income tax expense	(22)	(21)	(9)
Earnings from discontinued operations	$202	$41	$16

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          During the three and nine months ended January 27, 2012, the Company recorded an $84 million deferred income tax benefit in discontinued operations. In accordance with authoritative guidance, the Company is required to establish a deferred tax asset on the difference between its tax basis and book basis in the shares of Physio-Control, up to the expected amount of gain. In the fourth quarter of fiscal year 2012, the deferred income tax benefit was reversed upon the finalization of the sale. In the fourth quarter of fiscal year 2012, the Company recognized a pre-tax gain on sale of $218 million, which includes a reversal of the portion of the Company’s currency translation adjustment related to Physio-Control. Additionally, during fiscal year 2012, the Company recorded $42 million of Physio-Control divestiture-related costs in discontinued operations. The Company reclassified $12 million of Physio-Control divestiture-related costs previously recorded in acquisition-related items within continuing operations on the consolidated statements of earnings in the first and second quarters of fiscal year 2012 to discontinued operations.

          The following is a summary of the Physio-Control assets and liabilities sold and held for sale as of January 30, 2012 and April 29, 2011:

(in millions)	January 30, 2012	April 29, 2011
ASSETS
U.S. accounts receivable, net	$47	$63
Inventories	71	77
Deferred tax assets, net	25	20
Prepaid expenses and other assets	13	6
Property, plant, and equipment, net	28	23
Goodwill	22	18
Other intangible assets, net	45	51
Total assets held for sale	$251	$258

LIABILITIES
Accounts payable and other accrued expenses	$63	$64
Accrued compensation	22	21
Deferred tax liabilities, net	2	3
Total liabilities held for sale	$87	$88

4. Restructuring Charges

Fiscal Year 2012 Initiative

          In the fourth quarter of fiscal year 2012, the Company recorded a $118 million restructuring charge, which consisted of employee termination costs of $66 million, asset write-downs of $9 million, contract termination costs of $30 million, and other related costs of $13 million. The fiscal year 2012 initiative was designed to reduce general, administrative, and indirect distribution costs in certain organizations within the Company while prioritizing investment in research and development, and sales and marketing in those organizations within the Company where faster growth is anticipated, such as emerging markets and new technologies.

          In connection with the fiscal year 2012 initiative, as of the end of the fourth quarter of fiscal year 2012, the Company had identified approximately 1,000 positions for elimination to be achieved through involuntary and voluntary separation. The fiscal year 2012 initiative is scheduled to be substantially complete by the end of the fourth quarter of fiscal year 2013.

          A summary of the activity related to the fiscal year 2012 initiative is presented below:

	Fiscal Year 2012 Initiative
(in millions)	Employee Termination Costs	Asset Write-downs	Other Costs	Total
Balance as of April 29, 2011	$—	$—	$—	$—
Restructuring charges	66	9	43	118
Payments/write-downs	(2)	(9)	(16)	(27)
Balance as of April 27, 2012	$64	$—	$27	$91

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

Fiscal Year 2011 Initiative

          In the fourth quarter of fiscal year 2011, the Company recorded a $272 million restructuring charge (including $2 million of restructuring charges related to the Physio-Control business presented as divestiture-related costs within discontinued operations), which consisted of employee termination costs of $177 million, asset write-downs of $24 million, contract termination fees of $45 million, and other related costs of $26 million. The fiscal year 2011 initiative was designed to restructure the business to align its cost structure to current market conditions and to continue to position the Company for long-term sustainable growth in emerging markets and new technologies. Included in the $177 million of employee termination costs were severance and the associated costs of continued medical benefits and outplacement services, as well as $15 million of incremental defined benefit pension and post-retirement related expenses for employees that accepted voluntary early retirement packages. These costs are not included in the table summarizing the restructuring costs below because they are associated with costs that are accounted for under the pension and post-retirement rules. For further discussion on the incremental defined benefit pension and post-retirement related expenses, see Note 15. Of the $24 million of asset write-downs, $11 million related to inventory write-offs of discontinued product lines and production-related asset impairments, and therefore, was recorded within cost of products sold in the consolidated statement of earnings. Additionally, included in the other related costs was a $19 million intangible asset impairment related to the discontinuance of a product line within the CardioVascular business.

          In the fourth quarter of fiscal year 2012, the Company recorded a $31 million reversal of excess restructuring reserves related to the fiscal year 2011 initiative. This reversal was primarily a result of certain employees identified for elimination finding positions elsewhere within the Company, favorable severance negotiations outside the U.S., and more favorable than expected outcomes in the sub-leasing of previously vacated properties.

          In connection with the fiscal year 2011 initiative, as of the end of the fourth quarter of fiscal year 2011, the Company had identified approximately 2,100 net positions (including 55 net positions at Physio-Control) for elimination which were achieved through voluntary early retirement packages, voluntary separation, and involuntary separation. As of April 27, 2012, the fiscal year 2011 initiative was substantially complete.

          A summary of the activity (including Physio-Control) related to the fiscal year 2011 initiative is presented below:

	Fiscal Year 2011 Initiative
(in millions)	Employee Termination Costs	Asset Write-downs	Other Costs	Total
Balance as of April 30, 2010	$—	$—	$—	$—
Restructuring charges	162	24	71	257
Payments/write-downs	(5)	(24)	(24)	(53)
Balance as of April 29, 2011	$157	$—	$47	$204
Payments/write-downs	(134)	—	(35)	(169)
Reversal of excess accrual	(23)	—	(8)	(31)
Balance as of April 27, 2012	$—	$—	$4	$4

Fiscal Year 2009 Initiative

          In the fourth quarter of fiscal year 2009, the Company recorded a $34 million restructuring charge, which consisted of employee termination costs of $29 million and asset write-downs of $5 million.

          As a continuation of the fiscal year 2009 initiative, in the first quarter of fiscal year 2010, the Company incurred $72 million of incremental restructuring charges, which consisted of employee termination costs of $62 million and asset write-downs of $10 million. Included in the $62 million of employee termination costs was $9 million of incremental defined benefit pension and post-retirement related expenses for those employees who accepted early retirement packages. These costs are not included in the table summarizing restructuring costs below because they are associated with costs that are accounted for under the pension and post-retirement rules. For further discussion on the incremental defined benefit pension and post-retirement related expenses, see Note 15. Of the $10 million of asset write-downs, $7 million related to inventory write-offs and production-related asset impairments, and therefore, was recorded within cost of products sold in the consolidated statements of earnings.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          In the first quarter of fiscal year 2010, in connection with the fiscal year 2008 global realignment initiative, the Company recorded an $8 million reversal of excess restructuring reserves partially offset by a $5 million charge related to the further write-down of a non-inventory related asset.

          In the fourth quarter of fiscal year 2010, the Company recorded a $12 million reversal of excess restructuring reserves related to the fiscal year 2009 initiative. This reversal was primarily a result of a higher than expected percentage of employees identified for elimination finding positions elsewhere within the Company.

          In connection with the fiscal year 2009 initiative, as of the end of the first quarter of fiscal year 2010, the Company had identified approximately 1,500 positions for elimination which were achieved through early retirement packages, voluntary separation, and involuntary separation. As of July 30, 2010, the fiscal year 2009 initiative was substantially complete.

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

5. Acquisitions and Acquisition-Related Items

          The Company had various acquisitions and other acquisition-related activity during fiscal years 2012, 2011, and 2010. Certain acquisitions were accounted for as business combinations as noted below. In accordance with authoritative guidance on business combination accounting, the assets and liabilities of the company acquired were recorded as of the acquisition date, at their respective fair values, and consolidated with the Company’s assets and liabilities. The purchase price is recorded based on estimates of the fair value of assets acquired and liabilities assumed. The pro forma impact of these acquisitions was not significant, individually or in the aggregate, to the results of the Company for the fiscal years ended April 27, 2012, April 29, 2011, or April 30, 2010. The results of operations related to each company acquired have been included in the Company’s consolidated statements of earnings since the date each company was acquired.

Fiscal Year 2012

Salient Surgical Technologies, Inc.

          On August 31, 2011, the Company acquired Salient Surgical Technologies, Inc. (Salient). Salient develops and markets devices for haemostatic sealing of soft tissue and bone incorporating advanced energy technology. Salient’s devices are used in a variety of surgical procedures including orthopedic surgery, spine, open abdominal, and thoracic procedures. Total consideration for the transaction was approximately $497 million. Medtronic had previously invested in Salient and held an 8.9 percent ownership position in the company. Net of this ownership position, the transaction value was approximately $452 million. Based upon the acquisition valuation, the Company acquired $154 million of technology-based intangible assets that had an estimated useful life of 12 years at the time of acquisition, $44 million of IPR&D, $49 million of net tangible liabilities, and $348 million of goodwill. The value attributable to IPR&D has been capitalized as an indefinite-lived intangible asset. The IPR&D primarily relates to the future launch of Salient’s concentric wire product. Acquired goodwill is not deductible for tax purposes.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          The Company accounted for the acquisition of Salient as a business combination. During fiscal year 2012, the Company recorded minor adjustments to other intangible assets, goodwill, and long-term deferred tax liabilities as a result of finalizing the valuation for fair value of intangible assets acquired. The Company recorded the identifiable assets acquired and liabilities assumed at fair value as follows:

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

          The Company accounted for the acquisition of PEAK as a business combination. The Company recorded the identifiable assets acquired and liabilities assumed at fair value on the acquisition date as follows:

(in millions)
Current assets	$5
Property, plant, and equipment	5
Other intangible assets	74
Goodwill	56
Total assets acquired	140

Current liabilities	10
Long-term deferred tax liabilities, net	17
Total liabilities assumed	27
Net assets acquired	$113

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

Other Acquisitions and Acquisition-Related Items

          During fiscal year 2012, the Company recorded $12 million of acquisition-related items, including charges of $45 million, related to the change in fair value of contingent milestone payments associated with acquisitions subsequent to April 29, 2009. Additionally, in connection with the acquisitions of Salient and PEAK, the Company recognized gains of $32 million and $6 million, respectively, on its previously-held investments. In connection with these acquisitions, the Company began to assess and formulate a plan for the elimination of duplicative positions and the termination of certain contractual obligations. As a result, the Company incurred approximately $5 million of certain acquisition-related costs, which included legal fees, severance costs, change in control costs, and contract termination costs. These amounts are included within acquisition-related items in the consolidated statement of earnings.

          During fiscal year 2012, the Company reclassified $12 million of Physio-Control divestiture-related costs previously recorded in acquisition-related items within continuing operations on the consolidated statements of earnings in the first and second quarters of fiscal year 2012 to discontinued operations.

Fiscal Year 2011

Ardian, Inc.

          On January 13, 2011, the Company acquired Ardian, Inc. (Ardian), a privately-held company. The Company had previously invested in Ardian and held an 11.3 percent ownership position prior to the acquisition. Ardian develops catheter-based therapies to treat uncontrolled hypertension and related conditions. Total consideration for the transaction was $1.020 billion, which included the estimated fair value of revenue-based contingent consideration of $212 million. The terms of the transaction included an up-front cash payment of $717 million, excluding the Company’s pro-rata share in Ardian, plus potential future commercial milestone payments equal to the annual revenue growth beginning in fiscal year 2012 through the end of the Company’s fiscal year 2015. Based upon the acquisition valuation, the Company acquired $55 million of technology-based intangible assets that had an estimated useful life of 12 years at the time of acquisition, $191 million of IPR&D, $33 million of net tangible liabilities, and $807 million of goodwill. The value attributable to IPR&D has been capitalized as an indefinite-lived intangible asset. The IPR&D primarily relates to the future launch of Ardian’s Symplicity Catheter System into the U.S. and Japan markets. Development costs needed to complete the project, estimated to be approximately $50 million, will be expensed as incurred. The goodwill is not deductible for tax purposes.

          The Company accounted for the acquisition of Ardian as a business combination. The Company recorded the identifiable assets acquired and liabilities assumed at fair value on the acquisition date as follows:

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

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          The Company accounted for the acquisition of Osteotech as a business combination. The Company recorded the identifiable assets acquired and liabilities assumed at fair value on the acquisition date as follows:

(in millions)
Current assets	$34
Property, plant, and equipment	21
IPR&D	1
Other intangible assets	46
Goodwill	19
Inventory	41
Other long-term assets	3
Total assets acquired	165

Current liabilities	19
Other long-term liabilities	15
Long-term deferred tax liabilities, net	8
Total liabilities assumed	42
Net assets acquired	$123

ATS Medical, Inc.

          On August 12, 2010, the Company acquired ATS Medical, Inc. (ATS Medical). ATS Medical is a leading developer, manufacturer, and marketer of products and services focused on cardiac surgery, including heart valves and surgical cryoablation technology. Under the terms of the agreement, ATS Medical shareholders received $4.00 per share in cash for each share of ATS Medical common stock that they owned. Total consideration for the transaction was $394 million which included $30 million of ATS Medical debt and acquired contingent liabilities of $10 million. In connection with the acquisition, the Company acquired $101 million of technology-based intangible assets that had an estimated useful life of 11 years at the time of acquisition, $6 million of IPR&D, $78 million of net tangible assets, and $209 million of goodwill. The value attributable to IPR&D, which relates to the future launch of ATS Medical’s next generation surgical ablation and 3f tissue valve products, has been capitalized as an indefinite-lived intangible asset. The goodwill is not deductible for tax purposes.

          The Company accounted for the acquisition of ATS Medical as a business combination. The Company recorded the identifiable assets acquired and liabilities assumed at fair value on the acquisition date as follows:

(in millions)
Current assets	$51
Property, plant, and equipment	7
IPR&D	6
Other intangible assets	101
Goodwill	209
Long-term deferred tax assets, net	34
Total assets acquired	408

Current liabilities	14
Total liabilities assumed	14
Net assets acquired	$394

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

Axon Systems, Inc.

          On June 2, 2010, the Company acquired substantially all of the assets of Axon Systems, Inc. (Axon), a privately-held company. Prior to the acquisition, the Company distributed a large portion of Axon’s products. The acquisition has allowed the Company to bring to market the next generation of surgeon-directed and professionally supported spinal and cranial neuromonitoring technologies and expand the availability of these technologies. Total consideration for the transaction, net of cash acquired, was $62 million, which included the settlement of existing Axon debt. In connection with the acquisition of Axon, the Company acquired $41 million of technology-based intangible assets that had an estimated useful life of ten years at the time of acquisition, $5 million of tangible assets, and $16 million of goodwill. The goodwill is deductible for tax purposes. The Company accounted for the acquisition of Axon as a business combination and recorded the identifiable assets acquired and liabilities assumed at fair value on the acquisition date.

Other Acquisitions and Acquisition-Related Items

          During fiscal year 2011, the Company recorded $14 million of acquisition-related items including the items discussed below and $14 million related to the change in fair value of contingent milestone payments associated with acquisitions subsequent to April 24, 2009.

          During fiscal year 2011, the Company incurred a $15 million IPR&D charge related to two asset purchases in the CardioVascular and Surgical Technologies businesses. The Company also incurred a $15 million IPR&D charge related to a milestone payment under the existing terms of a royalty-bearing, non-exclusive patent cross-licensing agreement with NeuroPace, Inc. Product commercialization related to this technology had not yet been achieved. As a result, in accordance with authoritative guidance, the payments for these transactions were immediately expensed as IPR&D since technological feasibility had not yet been reached and such technology has no future alternative use. These amounts are included within acquisition-related items in the consolidated statement of earnings.

          In connection with the Ardian acquisition, the Company recognized a gain of $85 million on its previously-held investment and incurred approximately $10 million of certain acquisition-related costs, including banker fees and other professional service fees, which were recorded within acquisition-related items in the consolidated statements of earnings.

          In connection with the Osteotech acquisition, the Company began to assess and formulate a plan for the elimination of duplicative positions and the termination of certain contractual obligations. As a result, the Company incurred approximately $21 million of certain acquisition-related costs, including legal fees and severance costs, change in control costs, and contract termination, which were recorded within acquisition-related items in the consolidated statements of earnings.

          In connection with the ATS Medical acquisition, the Company began to assess and formulate a plan for the elimination of duplicative positions and the termination of certain contractual obligations. As a result, the Company incurred approximately $24 million of certain acquisition-related costs, including acquisition-related legal fees and severance costs, change in control costs, and contract termination costs which were recorded within acquisition-related items in the consolidated statements of earnings.

Fiscal Year 2010

          In April 2010, the Company acquired privately-held Invatec S.p.A. (Invatec), a developer of innovative medical technologies for the interventional treatment of cardiovascular disease, and two affiliated companies. Invatec’s two affiliated companies are Fogazzi, which provides polymer technology to Invatec; and Krauth Cardiovascular, which distributes Invatec products in Germany. Under the terms of the agreement, the transaction included an initial up-front payment of $350 million, which included the assumption and settlement of existing Invatec debt. The agreement also included potential additional payments of up to $150 million contingent upon achievement of certain milestones. Total consideration for the transaction was valued at approximately $468 million, which included the $350 million up-front payment plus the estimated fair value of additional milestone-based contingent consideration of $118 million.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          The potential contingent payments consist of up to $75 million upon reaching a revenue milestone in fiscal year 2011 and up to $75 million upon reaching a product development milestone by fiscal year 2013. The Company has recorded, as of the acquisition date, the estimated fair value of the contingent milestone payments of $118 million as a component of the consideration transferred as part of the acquisition of Invatec. During fiscal year 2012, the Company paid $66 million upon reaching the revenue milestone and $75 million upon reaching the product development milestone.

          In connection with the acquisition of Invatec, the Company acquired $228 million of technology-based intangible assets with an estimated useful life of 12 years. Also as part of the acquisition, the Company recorded $114 million and $161 million of IPR&D and goodwill, respectively. The value attributable to IPR&D has been capitalized as an indefinite-lived intangible asset. The IPR&D primarily relates to the future launch of Invatec’s drug-eluting balloons into the U.S. market. Development costs incurred on the project, estimated to be approximately $44 million, will be expensed as incurred. The establishment of goodwill was primarily due to the expected revenue growth that is attributable to increased market penetration from future products and customers. The goodwill is not deductible for tax purposes.

          The Company accounted for the acquisition of Invatec as a business combination. The Company recorded the identifiable assets acquired and liabilities assumed at fair value on the acquisition date as follows:

(in millions)
Current assets	$77
Property, plant, and equipment	32
IPR&D	114
Other intangible assets	228
Goodwill	161
Other assets	1
Total assets acquired	613

Current liabilities	46
Long-term deferred tax liabilities, net	99
Total liabilities assumed	145
Net assets acquired	$468

Other Acquisitions and Acquisition-Related Items

          In connection with the acquisition of Invatec, the Company began to assess and formulate a plan for the elimination of duplicative positions and the termination of certain contractual obligations. As a result, the Company incurred approximately $12 million of acquisition-related costs in fiscal year 2010. In February 2010, the Company recorded an IPR&D charge of $11 million related to the asset acquisition of Arbor Surgical Technologies, Inc.’s bovine pericardial heart valve technology. These amounts were recorded within acquisition-related items in the consolidated statements of earnings.

          In August 2009, the Company acquired certain intangible assets related to the distribution of coronary products within the CardioVascular Japan business. In connection with the acquisition, the Company recorded $29 million of intangible assets with an estimated useful life of five years.

Contingent Consideration

          Certain of the Company’s business combinations or purchases of intellectual property involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets, or obtaining regulatory approvals. As a result of the Company adopting authoritative guidance in fiscal year 2010 related to business combinations, contingent consideration is recorded at the acquisition date at the estimated fair value of the contingent milestone payments for all acquisitions subsequent to April 24, 2009. The fair value of the contingent milestone consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within acquisition-related items in the consolidated statements of earnings. The Company measures the initial liability and remeasures the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. See Note 7 for further information regarding fair value measurements.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          The recurring Level 3 fair value measurements of the contingent consideration liability include the following significant unobservable inputs:

($ in millions)	Fair Value at April 27, 2012	Valuation Technique	Unobservable Input	Range
Revenue - based payments	$226	Discounted	Discount rate	13% - 24%
		cash flow	Probability of payment	25% - 100%
			Projected fiscal year of payment	2013 - 2019
Product development- based payments	$5	Discounted	Discount rate	5.9%
		cash flow	Probability of payment	100%
			Projected fiscal year of payment	2013

          Contingent consideration liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, probabilities of payment and projected payment dates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. Increases in projected revenues and probabilities of payment may result in higher fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement.

          At April 27, 2012, the estimated maximum potential amount of undiscounted future contingent consideration that the Company is expected to make associated with all completed business combinations or purchases of intellectual property prior to April 24, 2009 was approximately $228 million. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2013 to 2018 in order for the consideration to be paid.

          The fair value of contingent milestone payments associated with acquisitions subsequent to April 24, 2009 was remeasured as of April 27, 2012 and April 29, 2011 at $231 million and $325 million, respectively. As of April 27, 2012, $200 million was reflected in other long-term liabilities and $31 million was reflected in other accrued expenses in the consolidated balance sheet. As of April 29, 2011, $259 million was reflected in other long-term liabilities and $66 million was reflected in other accrued expenses in the consolidated balance sheet. The portion of the milestone payments related to the acquisition date fair value of contingent consideration have been reported as financing activities in the consolidated statements of cash flows. Amounts paid in excess of the original acquisition date fair value of contingent consideration have been reported as operating activities in the consolidated statements of cash flows. The following table provides a reconciliation of the beginning and ending balances of contingent milestone payments associated with acquisitions subsequent to April 24, 2009 measured at fair value that used significant unobservable inputs (Level 3):

	Fiscal Year
(in millions)	2012	2011
Beginning Balance	$325	$118
Purchase price contingent consideration	2	193
Contingent milestone payments	(141)	—
Change in fair value of contingent consideration	45	14
Ending Balance	$231	$325

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

6. Investments

          The Company invests in short-term and long-term investments, which consist primarily of marketable debt and equity securities. The carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.

          Information regarding the Company’s short-term and long-term investments at April 27, 2012 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$3,501	$47	$(7)	$3,541
Auction rate securities	153	—	(26)	127
Mortgage-backed securities	840	9	(10)	839
U.S. government and agency securities	3,046	38	—	3,084
Foreign government and agency securities	67	—	—	67
Certificates of deposit	47	—	—	47
Other asset-backed securities	535	3	(1)	537
Marketable equity securities	100	158	(5)	253
Trading securities:
Exchange-traded funds	45	2	(1)	46
Cost method, equity method, and other investments	508	—	—	508
Total short-term and long-term investments	$8,842	$257	$(50)	$9,049

          Information regarding the Company’s short-term and long-term investments at April 29, 2011 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$1,947	$20	$(6)	$1,961
Auction rate securities	167	—	(34)	133
Mortgage-backed securities	783	10	(8)	785
U.S. government and agency securities	2,731	26	(1)	2,756
Foreign government and agency securities	130	1	—	131
Certificates of deposit	119	—	—	119
Other asset-backed securities	351	1	(3)	349
Marketable equity securities	73	164	—	237
Trading securities:
Exchange-traded funds	33	6	—	39
Cost method, equity method, and other investments	652	—	—	652
Total short-term and long-term investments	$6,986	$228	$(52)	$7,162

          Information regarding the Company’s available-for-sale and trading securities at April 27, 2012 and April 29, 2011 is as follows:

	April 27, 2012		April 29, 2011
(in millions)	Short-term	Long-term	Short-term	Long-term
Available-for-sale securities	$1,344	$7,151	$1,046	$5,425
Trading securities	—	46	—	39
Total	$1,344	$7,197	$1,046	$5,464

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          The following tables show the gross unrealized losses and fair values of the Company’s available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category as of April 27, 2012 and April 29, 2011:

	April 27, 2012
	Less than 12 Months		More than 12 Months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$664	$(4)	$16	$(3)
Auction rate securities	—	—	127	(26)
Mortgage-backed securities	218	(2)	57	(8)
Other asset-backed securities	55	—	9	(1)
Marketable equity securities	24	(5)	—	—
Total	$961	$(11)	$209	$(38)

	April 29, 2011
	Less than 12 Months		More than 12 Months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$256	$(1)	$16	$(5)
Auction rate securities	—	—	133	(34)
Mortgage-backed securities	161	(1)	67	(7)
U.S. government and agency securities	267	(1)	—	—
Other asset-backed securities	74	(1)	12	(2)
Total	$758	$(4)	$228	$(48)

          At April 27, 2012, the Company concluded that the unrealized losses associated with the available-for-sale securities detailed above were not other-than-temporary as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of the amortized cost.

          Activity related to the Company’s short-term and long-term investment portfolio is as follows:

	Fiscal Year
	2012		2011		2010
(in millions)	Debt (a)	Equity (b) (c)	Debt (a)	Equity (b) (d)	Debt (a)	Equity (b)
Proceeds from sales	$6,062	$113	$6,443	$31	$3,791	$27
Gross realized gains	$52	$93	$28	$85	$44	$10
Gross realized losses	$(16)	$—	$(15)	$—	$(6)	$—
Impairment losses recognized	$(2)	$(10)	$(5)	$(24)	$(14)	$(40)

(a)	Includes available-for-sale debt securities.

(b)	Includes marketable equity securities, cost method, equity method, exchange-traded funds, and other investments.

(c)	As a result of the Salient and PEAK acquisitions that occurred during fiscal year 2012, the Company recognized a non-cash gain of $38 million on its previously-held minority investments.

(d)	As a result of the Ardian acquisition that occurred during fiscal year 2011, the Company recognized a non-cash gain of $85 million on its previously-held minority investment.

          The total other-than-temporary impairment losses on available-for-sale debt securities for the fiscal years ended April 27, 2012 and April 29, 2011 were $6 million and $18 million, respectively, of which $4 million and $13 million, respectively, were recognized in other comprehensive income and $2 million and $5 million, respectively, were recognized in earnings. These charges relate to credit losses on certain mortgage-backed securities and auction rate securities. The amount of credit losses represents the difference between the present value of cash flows expected to be collected on these securities and the amortized cost. Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which invested, the Company believes it has recorded all necessary other-than-temporary impairments as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of the amortized cost.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          The following table shows the credit loss portion of other-than-temporary impairments on debt securities held by the Company as of the dates indicated and the corresponding changes in such amounts:

(in millions)
Balance as of April 30, 2010	$17
Credit losses recognized on securities previously not impaired	2
Additional credit losses recognized on securities previously impaired	3
Reductions for securities sold during the period	(2)
Balance as of April 29, 2011	$20
Credit losses recognized on securities previously not impaired	1
Additional credit losses recognized on securities previously impaired	1
Reductions for securities sold during the period	(2)
Balance as of April 27, 2012	$20

          The April 27, 2012 balance of available-for-sale debt securities by contractual maturity is shown in the following table at fair value. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows, assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	April 27, 2012
Due in one year or less	$1,940
Due after one year through five years	5,374
Due after five years through ten years	796
Due after ten years	132
Total debt securities	$8,242

          As of April 27, 2012 and April 29, 2011, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method was $508 million and $652 million, respectively. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment. During fiscal year 2012, in accordance with authoritative guidance, the Company transferred investments in a public company accounted for as a cost method investment with a cost basis of $46 million to available-for-sale marketable equity securities, due to restrictions on the investment being within one year of lapsing. The April 27, 2012 cost method, equity method, and other investments balance includes $132 million of investments in a public company with trading restrictions through December 31, 2013. These investments will be reclassified to available-for-sale marketable equity securities when the restriction is within one year of the restriction lapsing.

          Gains and losses realized on trading securities and available-for-sale debt securities are recorded in interest expense, net in the consolidated statements of earnings. Gains and losses realized on marketable equity securities, cost method, equity method, and other investments are recorded in other expense, net in the consolidated statements of earnings. In addition, unrealized gains and losses on available-for-sale debt securities are recorded in accumulated other comprehensive loss in the consolidated balance sheets and unrealized gains and losses on trading securities are recorded in interest expense, net in the consolidated statements of earnings. Gains and losses from the sale of investments are calculated based on the specific identification method.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

7. Fair Value Measurements

          The Company adopted ASC Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, in the fourth quarter of fiscal year 2012, which resulted in additional fair value measurement disclosures.

          The Company follows the authoritative guidance on fair value measurements and disclosures with respect to assets and liabilities that are measured at fair value on both a recurring and non-recurring basis. Under this guidance, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels defined as follows:

•	Level 1 - Inputs are quoted prices in active markets for identical assets or liabilities.

•

Level 2 - Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.

•	Level 3 - Inputs are unobservable for the asset or liability.

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

          The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value as of April 27, 2012	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$3,541	$—	$3,531	$10
Auction rate securities	127	—	—	127
Mortgage-backed securities	839	—	810	29
U.S. government and agency securities	3,084	1,511	1,573	—
Foreign government and agency securities	67	—	67	—
Certificates of deposit	47	—	47	—
Other asset-backed securities	537	—	531	6
Marketable equity securities	253	253	—	—
Exchange-traded funds	46	46	—	—
Derivative assets	254	87	167	—
Total assets	$8,795	$1,897	$6,726	$172

Liabilities:
Derivative liabilities	$82	$37	$45	$—
Total liabilities	$82	$37	$45	$—

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

	Fair Value at April 29, 2011	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$1,961	$—	$1,944	$17
Auction rate securities	133	—	—	133
Mortgage-backed securities	785	—	750	35
U.S. government and agency securities	2,756	1,453	1,303	—
Foreign government and agency securities	131	—	131	—
Certificates of deposit	119	—	119	—
Other asset-backed securities	349	—	343	6
Marketable equity securities	237	237	—	—
Exchange-traded funds	39	39	—	—
Derivative assets	130	21	109	—
Total assets	$6,640	$1,750	$4,699	$191
Liabilities:
Derivative liabilities	$303	$303	$—	$—
Total liabilities	$303	$303	$—	$—

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

          Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain corporate debt securities, auction rate securities, certain mortgage-backed securities, and certain other asset-backed securities for which there was a decrease in the observability of market pricing for these investments. At April 27, 2012, with the exception of auction rate securities, these securities were valued using third-party pricing sources that incorporate transaction details such as contractual terms, maturity, timing, and amount of expected future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants. The fair value of auction rate securities is estimated by the Company using a discounted cash flow model, which incorporates significant unobservable inputs. The significant unobservable inputs used in the fair value measurement of the Company’s auction rate securities are time to principal recovery and illiquidity premium that is incorporated into the discount rate. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value of the securities. Additionally, the Company uses level 3 inputs in the measurement of contingent milestone payments and related liabilities for all acquisitions subsequent to April 24, 2009. See Note 5 for further information regarding contingent consideration.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          The following table represents the range of the unobservable inputs utilized in the fair value measurement of the auction rate securities classified as Level 3 as of April 27, 2012:

($ in millions)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	Discounted cash flow	Years to principal recovery	2 yrs - 12 yrs (3 yrs)
		Illiquidity premium	6%

          The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the fiscal years ended April 27, 2012 or April 29, 2011. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3):

(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities	Other asset- backed securities
Balance as of April 29, 2011	$191	$17	$133	$35	$6
Total realized losses and other-than-temporary impairment losses included in earnings	(3)	(1)	—	(1)	(1)
Total unrealized gains/(losses) included in other comprehensive income	9	1	8	(1)	1
Settlements	(25)	(7)	(14)	(4)	—
Balance as of April 27, 2012	$172	$10	$127	$29	$6

(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities	Other asset- backed securities
Balance as of April 30, 2010	$213	$16	$142	$39	$16
Total realized losses and other-than-temporary impairment losses included in earnings	(6)	(2)	—	(4)	—
Total unrealized gains/(losses) included in other comprehensive income	27	4	20	3	—
Settlements	(43)	(1)	(29)	(3)	(10)
Balance as of April 29, 2011	$191	$17	$133	$35	$6

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

          Non-financial assets such as equity and other securities that are accounted for using the cost or equity method, goodwill and IPR&D, intangible assets, and property, plant, and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          The Company holds investments in equity and other securities that are accounted for using the cost or equity method, which are classified as long-term investments in the consolidated balance sheets. The aggregate carrying amount of these investments was $508 million as of April 27, 2012 and $652 million as of April 29, 2011. These cost or equity method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s cost or equity method investments is not estimated if there are no identified events or changes in circumstance that may have a significant adverse effect on the fair value of these investments. During fiscal years 2012, 2011, and 2010, the Company determined that the fair values of certain cost method investments were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $10 million, $24 million, and $40 million in impairment charges in fiscal years 2012, 2011, and 2010, respectively. The impairment charges related to the cost method investments were recorded in other expense, net in the consolidated statements of earnings. These investments fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are privately-held entities without quoted market prices. To determine the fair value of these investments, the Company used all pertinent financial information that was available related to the entities, including financial statements and market participant valuations from recent and proposed equity offerings.

          The Company assesses the impairment of intangible assets annually in the third quarter or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The aggregate carrying amount of intangible assets, excluding IPR&D, was $2.277 billion as of April 27, 2012 and $2.387 billion as of April 29, 2011. These assets are measured at fair value on a nonrecurring basis. The fair value of the Company’s intangible assets is not estimated if there is no change in events or circumstances that indicate the carrying amount of an intangible asset may not be recoverable. During the third quarter of fiscal year 2012, the Company determined that changes in events and circumstances indicated that the carrying amounts of certain intangible assets may not be fully recoverable. The carrying amount of these certain intangible assets was less than five percent of the total aggregate carrying amount of intangible assets as of January 27, 2012. To determine the potential impairments, the Company calculated the excess of the intangible assets’ carrying values over their undiscounted future cash flows. As a result of the analysis performed, the intangible assets were deemed to be recoverable, and therefore, no impairments were recorded. The Company did not record any intangible asset impairments during fiscal year 2012. During fiscal year 2011, the Company determined that changes in events and circumstances indicated that the carrying amounts of certain intangible assets may not be fully recoverable. As a result of the analysis performed in fiscal year 2011, the fair values of the intangible assets were deemed to be less than the carrying values, resulting in pre-tax impairment losses of $28 million of which $19 million is related to the fiscal year 2011 restructuring initiative and was recorded in restructuring charges, net and $9 million was recorded in other expense, net in the Company’s consolidated statement of earnings. The Company did not record any intangible asset impairments during fiscal year 2010. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value.

          The Company assesses the impairment of goodwill and IPR&D annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The aggregate carrying amount of goodwill was $9.934 billion as of April 27, 2012 and $9.520 billion as of April 29, 2011. The aggregate carrying amount of IPR&D was $370 million as of April 27, 2012 and $338 million as of April 29, 2011. During fiscal year 2012, 2011, and 2010, the Company performed its annual impairment reviews of goodwill and IPR&D. The goodwill impairment test requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculated the excess of each reporting unit’s goodwill carrying value over its fair value utilizing a discounted future cash flow analysis. As a result of the analysis performed, the fair value of each reporting unit’s goodwill was deemed to be greater than the carrying value, resulting in no impairment loss. Similar to the goodwill impairment test, the IPR&D impairment test requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculated the excess of the IPR&D asset carrying values over their fair values utilizing a discounted future cash flow analysis. As a result of the analysis performed, the fair value of each IPR&D asset was deemed to be greater than the carrying value, resulting in no impairment loss. The Company did not record any goodwill or IPR&D impairments during fiscal year 2012, 2011, or 2010. However, due to the nature of IPR&D projects, the Company may experience delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances or other failures to achieve a commercially viable product, and as a result, may record impairment losses in the future.

          The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. As part of the Company’s restructuring initiatives, the Company recorded property, plant, and equipment impairments of $9 million, $13 million, and $8 million during fiscal years 2012, 2011, and 2010, respectively. For further discussion of the restructuring initiatives refer to Note 4.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

Financial Instruments Not Measured at Fair Value

          The estimated fair value of the Company’s long-term debt, including the short-term portion, as of April 27, 2012 was $9.965 billion compared to a principal value of $9.138 billion, and as of April 29, 2011 was $8.524 billion compared to a principal value of $8.096 billion. Fair value was estimated using quoted market prices for the publicly registered senior notes and senior convertible notes, classified as Level 1 within the fair value hierarchy, and quoted market prices for similar instruments for the term loan on capital lease buyout, classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

8. Goodwill and Other Intangible Assets, Net

          The changes in the carrying amount of goodwill for fiscal years 2012 and 2011 are as follows:

(in millions)	Cardiac and Vascular Group	Restorative Therapies Group	Total
Balance as of April 30, 2010	$1,588	$6,803	$8,391
Goodwill as a result of acquisitions	1,028	33	1,061
Purchase accounting adjustments, net	25	4	29
Currency adjustment, net	21	18	39
Balance as of April 29, 2011	$2,662	$6,858	$9,520
Goodwill as a result of acquisitions	—	404	404
Purchase accounting adjustments, net	6	38	44
Currency adjustment, net	(32)	(2)	(34)
Balance as of April 27, 2012	$2,636	$7,298	$9,934

          During fiscal year 2012, the Company recorded $44 million in purchase accounting adjustments, net, primarily including adjustments of $29 million and $11 million recorded in the second and fourth quarters, respectively. These adjustments primarily relate to a valuation correction for the calculation of deferred tax assets associated with the net operating losses available to the Company for the fiscal year 2008 acquisition of Kyphon Inc. (Kyphon).

          The Company completed its annual goodwill impairment test during the third quarter of fiscal years ended April 27, 2012, April 29, 2011, and April 30, 2010 and concluded that there were no impairments or reporting units that were considered at risk of impairment. See Note 7 for further information.

          Balances of intangible assets, net, excluding goodwill, for fiscal years 2012 and 2011 are as follows:

(in millions)	Purchased Technology and Patents	Trademarks and Tradenames	Acquired IPR&D	Other	Total
Amortizable intangible assets as of April 27, 2012:
Original cost	$3,604	$373	$370	$148	$4,495
Accumulated amortization	(1,440)	(307)	—	(101)	(1,848)
Carrying value	$2,164	$66	$370	$47	$2,647
Weighted average original life (in years)	12.6	10.3	N/A	9.6

Amortizable intangible assets as of April 29, 2011:
Original cost	$3,509	$373	$338	$149	$4,369
Accumulated amortization	(1,261)	(290)	—	(93)	(1,644)
Carrying value	$2,248	$83	$338	$56	$2,725
Weighted average original life (in years)	12.5	10.3	N/A	8.5

          Amortization expense for fiscal years 2012, 2011, and 2010 was $335 million, $339 million, and $317 million, respectively.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          The Company completed its annual intangible assets impairment review during the third quarter of fiscal years ended April 27, 2012, April 29, 2011, and April 30, 2010. The Company did not record any intangible asset impairments during fiscal years 2012 and 2010. As a result of the analysis performed during fiscal year 2011, the fair values of the intangible assets were deemed to be less than the carrying values, resulting in pre-tax impairment losses of $28 million, of which $19 million was related to the fiscal year 2011 restructuring initiative. See Note 7 for further information.

          Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets, excluding any possible future amortization associated with acquired IPR&D, which has not met technological feasibility, is as follows:

(in millions) Fiscal Year	Amortization Expense
2013	$313
2014	303
2015	286
2016	275
2017	243
Thereafter	857
$2,277

9. Financing Arrangements

          Debt consisted of the following:

		April 27, 2012			April 29, 2011
(in millions, except interest rates)	Maturity by Fiscal Year	Payable	Average Interest Rate	Effective Interest Rate	Payable	Average Interest Rate	Effective Interest Rate
Short-Term Borrowings:
Commercial paper	2012-2013	$950	0.14%	—	$1,500	0.22%	—
Capital lease obligations	2012-2013	14	3.38%	—	2	7.47%	—
Bank borrowings	2012-2013	200	0.93%	—	222	1.25%	—
Seven-year senior convertible notes	2013	2,200	1.63%	6.03%	—	—	—
Debt discount	2012-2013	(90)	—	—	(1)	—	—
Total Short-Term Borrowings		$3,274			$1,723

Long-Term Debt:
Contingent convertible debentures	2012	$—	—	—	$15	1.25%	—
Seven-year senior convertible notes	2013	—	—	—	2,200	1.63%	6.03%
Five-year 2009 senior notes	2014	550	4.50%	4.50%	550	4.50%	4.50%
Five-year 2010 senior notes	2015	1,250	3.00%	3.00%	1,250	3.00%	3.00%
Ten-year 2005 senior notes	2016	600	4.75%	4.76%	600	4.75%	4.76%
Five-year 2011 senior notes	2016	500	2.63%	2.72%	500	2.63%	2.72%
Ten-year 2009 senior notes	2019	400	5.60%	5.61%	400	5.60%	5.61%
Ten-year 2010 senior notes	2020	1,250	4.45%	4.47%	1,250	4.45%	4.47%
Ten-year 2011 senior notes	2021	500	4.13%	4.19%	500	4.13%	4.19%
Ten-year 2012 senior notes	2022	675	3.13%	3.16%	—	—	—
Thirty-year 2009 senior notes	2039	300	6.50%	6.52%	300	6.50%	6.52%
Thirty-year 2010 senior notes	2040	500	5.55%	5.56%	500	5.55%	5.56%
Thirty-year 2012 senior notes	2042	400	4.50%	4.51%	—	—	—
Interest rate swaps	2013-2022	167	—	—	110	—	—
Gains from interest rate swap terminations	2012-2016	102	—	—	68	—	—
Capital lease obligations	2013-2025	165	3.57%	—	32	6.28%	—
Bank borrowings	2013	—	—	—	14	5.60%	—
Debt discount	2012-2013	—	—	—	(177)	—	—
Total Long-Term Debt		$7,359			$8,112

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          Senior Convertible Notes In April 2006, the Company issued $2.200 billion of 1.500 percent Senior Convertible Notes due 2011 (2011 Senior Convertible Notes) and $2.200 billion of 1.625 percent Senior Convertible Notes due 2013 (2013 Senior Convertible Notes) (collectively, the Senior Convertible Notes). The Senior Convertible Notes were issued at par and pay interest in cash semi-annually in arrears on April 15 and October 15 of each year. The 2011 Senior Convertible Notes were repaid in April 2011. The 2013 Senior Convertible Notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness. The Senior Convertible Notes had an initial conversion price of $56.14 per share. As of April 27, 2012, pursuant to provisions in the indentures relating to the Company’s increase of its quarterly dividend to shareholders, the conversion rate for the Senior Convertible Notes is now 18.8218, which correspondingly changed the conversion price per share for the Senior Convertible Notes to $53.13.

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

          In separate transactions, the Company sold warrants to issue shares of the Company’s common stock at an exercise price of $76.56 per share in private transactions. Pursuant to these transactions, warrants for 41 million shares of the Company’s common stock may be settled over a specified period that began in July 2011 and warrants for 41 million shares of the Company’s common stock may be settled over a specified period beginning in July 2013 (the settlement dates). If the average price of the Company’s common stock during a defined period ending on or about the respective settlement dates exceeds the exercise price of the warrants, the warrants will be settled in shares of the Company’s common stock. Proceeds received from the issuance of the warrants totaled approximately $517 million and were recorded as an addition to shareholders’ equity. As of April 27, 2012, warrants for 41 million shares of the Company’s common stock had expired.

          Under authoritative guidance, the Company concluded that the purchased call options and sold warrants were indexed to its own stock and should continue to be classified in shareholders’ equity and not be separated as a derivative.

          Authoritative guidance provides that contracts are initially classified as equity if (1) the contract requires physical settlement or net-share settlement, or (2) the contract gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The settlement terms of the Company’s purchased call options and sold warrant contracts provide for net-cash settlement for the particular contract or net-share settlement, depending on the method of settlement, as discussed above, which is at the option of the Company. Based on existing guidance, the purchased call option contracts were recorded as a reduction of equity and the warrants were recorded as an addition to equity as of the trade date. Existing guidance states that a reporting entity shall not consider contracts to be derivative instruments if the contract issued or held by the reporting entity is both indexed to its own stock and classified in shareholders’ equity in its statement of financial position. The Company concluded that the purchased call option contracts and the sold warrant contracts should be accounted for in shareholders’ equity.

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

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          The following table provides equity and debt information for the 2013 Senior Convertible Notes under the convertible debt guidance:

	2013 Senior Convertible Notes
(in millions)	April 27, 2012	April 29, 2011
Carrying amount of the equity component	$547	$547
Principal amount of the Senior Convertible Notes	$2,200	$2,200
Unamortized discount	(90)	(177)
Net carrying amount of the debt component	$2,110	$2,023

          As of April 27, 2012, the unamortized balance of the debt discount will be amortized over the remaining life of the 2013 Senior Convertible Notes, which is approximately one year. The following table provides interest expense amounts related to the Senior Convertible Notes.

	2013 Senior Convertible Notes		2011 Senior Convertible Notes
(in millions)	2012	2011	2012	2011
Interest cost related to contractual interest coupon	$36	$36	$—	$32
Interest cost related to amortization of the discount	87	82	—	90

          Senior Notes Senior Notes are unsecured, senior obligations of the Company and rank equally with all other secured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remains in compliance with as of April 27, 2012. The Company used the net proceeds from the sale of the Senior Notes primarily for working capital and general corporate purposes, which include the repayment of other indebtedness of the Company.

          In March 2012, the Company issued two tranches of Senior Notes (collectively, the 2012 Senior Notes) with an aggregate face value of $1.075 billion. The first tranche consisted of $675 million of 3.125 percent Senior Notes due 2022. The second tranche consisted of $400 million of 4.500 percent Senior Notes due 2042. Interest on each series of 2012 Senior Notes is payable semi-annually, on March 15 and September 15 of each year, commencing September 15, 2012. The Company used the net proceeds from the sale of the 2012 Senior Notes for working capital and general corporate purposes.

          As of April 27, 2012 and April 29, 2011, the Company had interest rate swap agreements designated as fair value hedges of underlying fixed-rate obligations including the Company’s $1.250 billion 3.000 percent 2010 Senior Notes due 2015, the $600 million 4.750 percent 2005 Senior Notes due 2015, the Company’s $500 million 2.625 percent 2011 Senior Notes due 2016, and the Company’s $500 million 4.125 percent 2011 Senior Notes due 2021. Additionally, as of April 27, 2012, the Company had interest rate swap agreements designated as fair value hedges of underlying fixed-rate obligations including the Company’s $675 million 3.125 percent 2012 Senior Notes due 2022. As of April 29, 2011, the Company had interest rate swap agreements designated as fair value hedges of underlying fixed-rate obligations including the $2.200 billion 1.625 percent Senior Convertible Notes due 2013, and the $550 million 4.500 percent 2009 Senior Notes due 2014. For additional information regarding the interest rate swap agreements, refer to Note 10.

          Contingent Convertible Debentures As of April 29, 2011, the Company had $15 million remaining in aggregate principal amount of 1.250 percent Contingent Convertible Debentures, Series B due 2021 (the Debentures) outstanding. Each Debenture was convertible into shares of common stock at an initial conversion price of $61.81 per share. In July 2011, the Company gave notice to the holders of the Debentures of its intent to redeem the Debentures for cash at a price equal to 100% of the principal amount, plus any accrued and unpaid interest, on September 15, 2011 (the Redemption Date). All of the outstanding Debentures were settled for cash on the Redemption Date and no holders converted Debentures into shares of the Company’s common stock.

          Commercial Paper The Company maintains a commercial paper program that allows the Company to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of April 27, 2012 and April 29, 2011, outstanding commercial paper totaled $950 million and $1.500 billion, respectively. During fiscal years 2012 and 2011, the weighted average original maturity of the commercial paper outstanding was approximately 102 and 73 days, respectively, and the weighted average interest rate was 0.15 percent and 0.25 percent, respectively. The issuance of commercial paper reduces the amount of credit available under the Company’s existing lines of credit.

Medtronic, Inc
Notes to Consolidated Financial Statements (Continued)

          Bank Borrowings Bank borrowings consist primarily of borrowings from non-U.S. banks at interest rates considered favorable by management and where natural hedges can be gained for foreign exchange purposes and borrowings from U.S. banks. Approximately $184 million of the $200 million outstanding bank borrowings as of April 27, 2012 were short-term advances to certain subsidiaries under credit agreements with various banks. These advances are guaranteed by the Company.

          Lines of Credit The Company has committed and uncommitted lines of credit with various banks. The committed lines of credit include a four-year $2.250 billion syndicated credit facility dated December 9, 2010 that will expire on December 9, 2014 (Credit Facility). The Credit Facility provides the Company with the ability to increase its capacity by an additional $500 million at any time during the life of the four-year term of the agreement. The Company can also request the extension of the Credit Facility maturity date for one additional year, at the first and second anniversary of the date of the Credit Facility. The Credit Facility provides backup funding for the commercial paper program, and therefore, the issuance of commercial paper reduces the amount of credit available under the committed lines of credit. As of April 27, 2012 and April 29, 2011, no amounts were outstanding on the committed lines of credit.

          Interest rates on these borrowings are determined by a pricing matrix, based on the Company’s long-term debt ratings assigned by Standard and Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the credit facilities and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which the Company remains in compliance with as of April 27, 2012.

          Contractual maturities of long-term debt for the next five fiscal years and thereafter, including current portions, capital leases, and $13 million of bank borrowings related to the term loan discussed in Note 16, and excluding the debt discount, the fair value impact of outstanding interest rate swap agreements, and the remaining gains from terminated interest rate swap agreements are as follows:

(in millions) Fiscal Year	Obligation
2013	$2,227
2014	563
2015	1,263
2016	1,113
2017	30
Thereafter	4,121
Total long-term debt	9,317
Less: Current portion of long-term debt	2,227
Long-term portion of long-term debt	$7,090

10. Derivatives and Foreign Exchange Risk Management

          The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets, liabilities, and probable commitments. At inception of the forward contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of the derivative instruments are the Euro and the Japanese Yen. The Company does not enter into currency exchange rate derivative instruments for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding at April 27, 2012 and April 29, 2011 was $5.136 billion and $6.834 billion, respectively. The aggregate currency exchange rate (losses)/gains were $(183) million, $92 million, and $56 million, in fiscal years 2012, 2011, and 2010, respectively. These (losses)/gains represent the net impact to the consolidated statements of earnings for the derivative instruments presented below, offset by remeasurement gains/(losses) on foreign currency denominated assets and liabilities.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          The information that follows explains the various types of derivatives and financial instruments used by the Company, how and why the Company uses such instruments, how such instruments are accounted for, and how such instruments impact the Company’s consolidated balance sheets and statements of earnings.

Freestanding Derivative Forward Contracts

          Freestanding derivative forward contracts are used to offset the Company’s exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized currently in earnings, thereby offsetting the current earnings effect of the related change in U.S. dollar value of foreign currency denominated assets and liabilities. The cash flows from these contracts are reported as operating activities in the consolidated statements of cash flows. The gross notional amount of these contracts, not designated as hedging instruments, outstanding at April 27, 2012 and April 29, 2011 was $2.039 billion and $2.453 billion, respectively.

          The amount of gains/(losses) and location of the gains/(losses) in the consolidated statements of earnings related to derivative instruments not designated as hedging instruments for the fiscal years ended April 27, 2012 and April 29, 2011 are as follows:

April 27, 2012

(in millions)
Derivatives Not Designated as Hedging Instruments	Location	Amount
Foreign currency exchange rate contracts	Other expense, net	$53

April 29, 2011

(in millions)
Derivatives Not Designated as Hedging Instruments	Location	Amount
Foreign currency exchange rate contracts	Other expense, net	$(107)

Cash Flow Hedges

          Foreign Currency Exchange Rate Risk Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. No gains or losses relating to ineffectiveness of cash flow hedges were recognized in earnings during fiscal years 2012, 2011, or 2010. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued during fiscal years 2012, 2011, or 2010. The cash flows from these contracts are reported as operating activities in the consolidated statements of cash flows. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at April 27, 2012 and April 29, 2011 was $3.097 billion and $4.381 billion, respectively, and will mature within the subsequent 24-month period.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          The amount of gains/(losses) and location of the gains/(losses) in the consolidated statements of earnings and other comprehensive income (OCI) related to derivative instruments designated as cash flow hedges for the fiscal years ended April 27, 2012 and April 29, 2011 are as follows:

April 27, 2012
(in millions)	Gross Gains/(Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains/(Losses) on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$332	Other expense, net	$(141)
		Cost of products sold	14
Total	$332		(127)

April 29, 2011
(in millions)	Gross Gains/(Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains/(Losses) on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$(530)	Other expense, net	$50
		Cost of products sold	31
Total	$(530)		$81

          Forecasted Debt Issuance Interest Rate Risk Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. For forward starting interest rate derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and beginning in the period or periods in which the planned debt issuance occurs, the gain or loss is then reclassified into interest expense, net over the term of the related debt. In the second quarter of fiscal year 2012, the Company entered into $750 million of pay fixed, forward starting interest rate swaps with a weighted average fixed rate of 2.84 percent in anticipation of a planned debt issuance.

          The market value of outstanding forward interest rate swap derivative instruments at April 27, 2012 was a $45 million unrealized loss. This unrealized loss was recorded in other long-term liabilities with the offset recorded in OCI in the consolidated balance sheet. The Company did not have any forward starting interest rate swaps outstanding at April 29, 2011.

          As of April 27, 2012 and April 29, 2011, the Company had $6 million and $(188) million in after-tax net unrealized gains/(losses) associated with cash flow hedging instruments recorded in accumulated other comprehensive loss, respectively. The Company expects that $29 million of unrealized gains as of April 27, 2012 will be reclassified into the consolidated statements of earnings over the next 12 months.

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

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          As of April 27, 2012 and April 29, 2011, the Company had interest rate swaps in gross notional amounts of $2.625 billion and $3.500 billion, respectively, designated as fair value hedges of underlying fixed-rate obligations. As of April 27, 2012 and April 29, 2011, the Company had interest rate swap agreements designated as fair value hedges of underlying fixed-rate obligations including the Company’s $1.250 billion 3.000 percent 2010 Senior Notes due 2015, the $600 million 4.750 percent 2005 Senior Notes due 2015, the $500 million 2.625 percent 2011 Senior Notes due 2016, and the $500 million 4.125 percent 2011 Senior Notes due 2021. Additionally, as of April 27, 2012 the Company had interest rate swap agreements designated as fair value hedges of underlying fixed-rate obligations including the Company’s $675 million 3.125 percent 2012 Senior Notes due 2022. As of April 29, 2011 the Company also had interest rate swap agreements designated as fair value hedges of underlying fixed-rate obligations including the Company’s $2.200 billion 1.625 percent Senior Convertible Notes due 2013 and the $550 million 4.500 percent 2009 Senior Notes due 2014.

          In March 2012, the Company entered into ten-year fixed-to-floating interest rate swap agreements with a consolidated notional amount of $675 million, which were designated as fair value hedges of fixed interest rate obligations under the Company’s 2012 Senior Notes due 2022. The Company pays variable interest equal to the one-month London Interbank Offered Rate (LIBOR) plus approximately 92.00 basis points, and receives a fixed interest rate of 3.125 percent.

          In July 2011, the Company terminated interest rate swap agreements with a consolidated notional amount of $900 million that were designated as fair value hedges of the fixed interest rate obligation under the Company’s $2.200 billion 1.625 percent 2013 Senior Convertible Notes and $550 million 4.500 percent 2009 Senior Notes due 2014. Upon termination, the contracts were in an asset position, resulting in cash receipts of $46 million, which included $10 million of accrued interest. The gain from terminating the interest rate swap agreements increased the outstanding balances of the 2013 Senior Convertible Notes and the 2009 Senior Notes due 2014 and is being amortized as a reduction of interest expense over the remaining life of the 2013 Senior Convertible Notes and the 2009 Senior Notes due 2014. The cash flows from the termination of these interest rate swap agreements have been reported as operating activities in the consolidated statements of cash flows.

          In August 2011, the Company terminated interest rate swap agreements with a consolidated notional amount of $650 million that were designated as fair value hedges of the fixed interest rate obligation under the Company’s $1.250 billion 3.000 percent 2010 Senior Notes due 2015. Upon termination, the contracts were in an asset position, resulting in cash receipts of $42 million, which included $7 million of accrued interest. The gain from terminating the interest rate swap agreement increased the outstanding balance of the 2010 Senior Notes due 2015 and is being amortized as a reduction of interest expense over the remaining life of the 2010 Senior Notes due 2015. The cash flows from the termination of these interest rate swap agreements have been reported as operating activities in the consolidated statements of cash flows.

          In March 2011, the Company entered into five-year and ten-year fixed-to-floating interest rate swap agreements with a consolidated notional amount of $750 million, which were designated as fair value hedges of fixed interest rate obligations under the Company’s 2011 Senior Notes due 2016 and 2021. The Company pays variable interest equal to the LIBOR plus approximately 37.00 and 66.00 basis points, and receives a fixed interest rate of 2.625 percent and 4.125 percent, respectively.

          In March 2010, the Company entered into 12 five-year fixed-to-floating interest rate swap agreements with a consolidated notional amount of $1.850 billion. Nine of these interest rate swap agreements were designated as fair value hedges of the fixed interest rate obligation under the Company’s $1.250 billion 3.000 percent 2010 Senior Notes due 2015. The remaining three interest rate swap agreements were designated as fair value hedges of the fixed interest rate obligation under the Company’s $600 million 4.750 percent 2010 Senior Notes due 2015. On the first nine interest rate swap agreements, the Company pays variable interest equal to the three-month LIBOR plus 36.00 basis points and it receives a fixed interest rate of 3.000 percent. On the remaining three interest rate swap agreements, the Company pays variable interest equal to the LIBOR plus 185.00 basis points and it receives a fixed interest rate of 4.750 percent.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          Additionally, in March 2010, the Company entered into nine three-year fixed-to-floating interest rate swap agreements with a consolidated notional amount of $2.200 billion. These interest rate swap agreements were designated as fair value hedges of the fixed interest rate obligation under the Company’s $2.200 billion 1.625 percent Senior Convertible Notes due 2013. The Company pays variable interest equal to the three-month LIBOR minus 19.70 basis points and it receives a fixed interest rate of 1.625 percent. During fiscal year 2011, the Company terminated interest rate swap agreements with a consolidated notional amount of $1.850 billion that were designated as fair value hedges of the fixed interest rate obligation under the Company’s $2.200 billion 1.625 percent Senior Convertible Notes due 2013. Upon termination, the contracts were in an asset position, resulting in cash receipts of $51 million, which included $11 million of accrued interest. The gain from terminating the interest rate swap agreements increased the outstanding balance of the Senior Convertible Notes and is being amortized as a reduction of interest expense over the remaining life of the Senior Convertible Notes. The cash flows from the termination of these interest rate swap agreements have been reported as operating activities in the consolidated statements of cash flows.

          In December 2009, the Company entered into three five-year fixed-to-floating interest rate swap agreements, two with notional amounts of $75 million each and one with a notional amount of $100 million. These interest rate swap agreements were designated as fair value hedges of the fixed interest rate obligation under the Company’s $550 million 4.500 percent 2009 Senior Notes due 2014. On the first $75 million interest rate swap agreement, the Company pays variable interest equal to the three-month LIBOR plus 181.25 basis points and it receives a fixed interest rate of 4.500 percent. For the second $75 million interest rate swap agreement, the Company pays variable interest equal to the three-month LIBOR plus 196.50 basis points and it receives a fixed interest rate of 4.500 percent. For the $100 million interest rate swap agreement, the Company pays variable interest equal to the three-month LIBOR plus 198.10 basis points and it receives a fixed interest rate of 4.500 percent.

          In June 2009, the Company entered into two five-year fixed-to-floating interest rate swap agreements with notional amounts of $150 million each. These interest rate swap agreements were designated as fair value hedges of the fixed interest rate obligation under the Company’s $550 million 4.500 percent 2009 Senior Notes due 2014. On the first interest rate swap agreement, the Company pays variable interest equal to the one-month LIBOR plus 134.00 basis points and it receives a fixed interest rate of 4.500 percent. For the second interest rate swap agreement, the Company pays variable interest equal to the one-month LIBOR plus 137.25 basis points and it receives a fixed interest rate of 4.500 percent.

          As of April 27, 2012 and April 29, 2011, the market value of outstanding interest rate swap agreements was an unrealized gain of $167 million and $109 million, respectively, and the market value of the hedged items was an unrealized loss of $167 million and $110 million, respectively, which was recorded in other assets with the offset recorded in long-term debt on the consolidated balance sheets. The fair value hedges outstanding during fiscal years 2012 and 2011 resulted in ineffectiveness of less than $1 million and $4 million, respectively, which were recorded as increases in interest expense, net on the consolidated statements of earnings.

          During fiscal years 2012, 2011, and 2010, the Company did not have any ineffective fair value hedging instruments. In addition, the Company did not recognize any gains or losses during fiscal years 2012, 2011, or 2010 on firm commitments that no longer qualify as fair value hedges.

Balance Sheet Presentation

          The following tables summarize the location and fair value amounts of derivative instruments reported in the consolidated balance sheets as of April 27, 2012 and April 29, 2011. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not, and are further segregated by type of contract within those two categories.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

April 27, 2012

	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$74	Other accrued expenses	$33
Interest rate contracts	Other assets	167	Other long-term liabilities	45
Foreign currency exchange rate contracts	Other assets	13	Other long-term liabilities	2
Total derivatives designated as hedging instruments		$254		$80

Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$–	Other accrued expenses	$2
Total derivatives not designated as hedging instruments		$–		$2

Total derivatives		$254		$82

April 29, 2011

	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$19	Other accrued expenses	$235
Interest rate contracts	Other assets	109
Foreign currency exchange rate contracts	Other assets	1	Other long-term liabilities	64
Total derivatives designated as hedging instruments		$129		$299

Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$1	Other accrued expenses	$4
Total derivatives not designated as hedging instruments		$1		$4
Total derivatives		$130		$303

Concentrations of Credit Risk

          Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of interest-bearing investments, foreign exchange derivative contracts, and trade accounts receivable.

          The Company maintains cash and cash equivalents, investments, and certain other financial instruments (including currency exchange and interest rate derivative contracts) with various major financial institutions. The Company performs periodic evaluations of the relative credit standings of these financial institutions and limits the amount of credit exposure with any one institution. In addition, the Company has collateral credit agreements with its primary derivative counterparties. Under these agreements, either party is required to post eligible collateral when the market value of transactions covered by the agreement exceeds specific thresholds, thus limiting credit exposure for both parties. As of April 27, 2012, no collateral was posted by either the Company or its counterparties. As of April 29, 2011, the Company had $8 million in securities pledged as collateral to its counterparties. The securities pledged as collateral are included in cash and cash equivalents in the consolidated balance sheets.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          Global concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. However, a significant amount of trade receivables are with hospitals that are dependent upon governmental health care systems in many countries. The current economic conditions in many countries outside the U.S. (particularly the recent economic challenges faced by Italy, Spain, Portugal, and Greece), have deteriorated and may continue to increase the average length of time it takes the Company to collect on its outstanding accounts receivable in these countries as certain payment patterns have been impacted. As of April 27, 2012 and April 29, 2011, the Company’s aggregate accounts receivable balance for Italy, Spain, Portugal, and Greece, net of the allowance for doubtful accounts, was $967 million and $952 million, respectively. The Company continues to monitor the creditworthiness of customers located in these and other geographic areas. In the past, accounts receivable balances with certain customers in these countries have accumulated over time and were subsequently settled as large lump-sum payments. In the fourth quarter of fiscal year 2012, the Company received a $101 million payment from a customer in Italy. Although the Company does not currently foresee a significant credit risk associated with the outstanding accounts receivable, repayment is dependent upon the financial stability of the economies of these countries. As of April 27, 2012 and April 29, 2011, no one customer represented more than 10 percent of the Company’s outstanding accounts receivable.

11. Interest Expense, Net

          Interest income and interest expense for fiscal years 2012, 2011, and 2010 are as follows:

	Fiscal Year
(in millions)	2012	2011	2010
Interest income	$(200)	$(172)	$(156)
Interest expense	349	450	402
Interest expense, net	$149	$278	$246

          Interest income includes interest earned on the Company’s cash and cash equivalents, short- and long-term investments, the net realized and unrealized gain or loss on trading securities, ineffectiveness on interest rate derivative instruments, and the net realized gain or loss on the sale or impairment of available-for-sale debt securities. See Note 6 for further discussion of these items.

          Interest expense includes the expense associated with the interest on the Company’s outstanding borrowings, including short- and long-term instruments, ineffectiveness on interest rate derivative instruments, and the amortization of debt issuance costs and debt discounts.

12. Shareholders’ Equity

          Repurchase of Common Stock Shares are repurchased from time to time to support the Company’s stock-based compensation programs and to return capital to shareholders. In June 2009 and June 2011, the Company’s Board of Directors authorized the repurchase of 60 million and 75 million shares of the Company’s common stock, respectively. The Company repurchased approximately 37.3 million and 30.1 million shares at an average price of $38.64 and $37.86, respectively, during fiscal years 2012 and 2011. As of April 27, 2012, the Company had used the entire amount authorized under the June 2009 repurchase program and 16.6 million of the 75.0 million shares authorized under the June 2011 repurchase program, leaving 58.4 million shares available for future repurchases. The Company accounts for repurchases of common stock using the par value method and shares repurchased are cancelled.

13. Stock Purchase and Award Plans

          Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          Stock awards are granted under the Medtronic, Inc. 2008 Stock Award and Incentive Plan (2008 Plan). The 2008 Plan was approved by the Company’s shareholders in August 2008 which was amended by shareholders in August 2009. This 2008 Plan provides for the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other stock and cash-based awards. As of April 27, 2012, there were approximately 40 million shares available for future grants under the 2008 Plan.

          Stock Options Stock option awards are granted at exercise prices equal to the closing price of the Company’s common stock on the grant date. The majority of the Company’s stock option awards are non-qualified stock options with a 10-year life and a four-year ratable vesting term. In fiscal year 2012, the Company granted stock options under the 2008 Plan.

          Restricted Stock Awards Restricted stock and restricted stock units (collectively referred to as restricted stock awards) are granted to officers and key employees. Restricted stock awards are subject to forfeiture if employment terminates prior to the lapse of the restrictions. The Company grants restricted stock awards that typically cliff vest after four years. Restricted stock awards are expensed over the vesting period. The Company also grants shares of performance-based restricted stock that typically cliff vest after three years only if the Company has also achieved certain performance objectives. Performance awards are expensed over the performance period based on the probability of achieving the performance objectives. Shares of restricted stock are considered issued and outstanding shares of the Company at the grant date and have the same dividend and voting rights as other shares of common stock. Restricted stock units are not considered issued or outstanding common stock of the Company. Dividend equivalent units are accumulated on restricted stock units during the vesting period. In fiscal year 2012, the Company granted restricted stock awards under the 2008 Plan.

          Employee Stock Purchase Plan The Medtronic, Inc. 2005 Employee Stock Purchase Plan (ESPP) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. Employees can contribute up to the lesser of 10 percent of their wages or the statutory limit under the U.S. Internal Revenue Code toward the purchase of the Company’s common stock at 85 percent of its market value at the end of the calendar quarter purchase period. Employees purchased 2 million shares at an average price of $31.40 per share in the fiscal year ended April 27, 2012. As of April 27, 2012, plan participants have had approximately $5 million withheld to purchase Company common stock at 85 percent of its market value on June 29, 2012, the last trading day before the end of the calendar quarter purchase period. At April 27, 2012, approximately 10 million shares of common stock were available for future purchase under the ESPP.

          Valuation Assumptions The Company uses the Black-Scholes option pricing model (Black-Scholes model) to determine the fair value of stock options as of the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price, and expected dividends.

          The expense recognized for shares purchased under the Company’s ESPP is equal to the 15 percent discount the employee receives at the end of the calendar quarter purchase period. The expense recognized for restricted stock awards is equal to the grant date fair value, which is equal to the closing stock price on the date of grant.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model:

	Fiscal Year
	2012	2011	2010
Weighted average fair value of options granted	$6.88	$8.19	$8.77
Assumptions used:
Expected life (years)(a)	6.40	6.30	6.16
Risk-free interest rate(b)	1.82%	2.25%	3.17%
Volatility(c)	25.97%	26.03%	26.91%
Dividend yield(d)	2.78%	2.40%	2.29%

(a)

Expected life: The Company analyzes historical employee stock option exercise and termination data to estimate the expected life assumption. The Company calculates the expected life assumption using the midpoint scenario, which combines historical exercise data with hypothetical exercise data, as the Company believes this data currently represents the best estimate of the expected life of a new employee option. The Company also stratifies its employee population into two groups based upon distinctive exercise behavior patterns.

(b)	Risk-free interest rate: The rate is based on the grant date yield of a zero-coupon U.S. Treasury bond whose maturity period equals the expected term of the option.
(c)

Volatility: Expected volatility is based on a blend of historical volatility and an implied volatility of the Company’s common stock. Implied volatility is based on market traded options of the Company’s common stock.

(d)	Dividend yield: The dividend yield rate is calculated by dividing the Company’s annual dividend, based on the most recent quarterly dividend rate, by the closing stock price on the grant date.

          Stock-Based Compensation Expense Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which generally is the vesting period.

          The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the total expense recognized over the vesting period will equal the fair value of awards that actually vest.

          The following table presents the components and classification of stock-based compensation expense, for stock options, restricted stock awards, and ESPP shares recognized for fiscal years 2012, 2011, and 2010:

	Fiscal Year
(in millions)	2012	2011	2010
Stock options	$60	$87	$112
Restricted stock awards	86	97	98
Employee stock purchase plan	13	14	15
Physio-Control award acceleration	2	—	—
Total stock-based compensation expense	$161	$198	$225

Cost of products sold	$12	$22	$26
Research and development expense	29	49	55
Selling, general, and administrative expense	118	127	144
Physio-Control divestiture-related costs	2	—	—
Total stock-based compensation expense	$161	$198	$225
Income tax benefits	(45)	(58)	(67)
Total stock-based compensation expense, net of tax	$116	$140	$158

          In connection with the acquisition of Kyphon in November 2007, the Company assumed Kyphon’s unvested stock-based awards. These awards are amortized over 2.5 years, which was their remaining weighted average vesting period at the time of acquisition. For fiscal years 2012, 2011, and 2010, the Company recognized less than $1 million, $4 million, and $12 million, respectively, of stock-based compensation expense associated with the assumed Kyphon awards, which is included in the amounts presented above.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          Stock Options The following table summarizes all stock option activity, including activity from options assumed or issued as a result of acquisitions, during fiscal years 2012, 2011, and 2010:

	Fiscal Year
	2012		2011		2010
	Options (in thousands)	Wtd. Avg. Exercise Price	Options (in thousands)	Wtd. Avg. Exercise Price	Options (in thousands)	Wtd. Avg. Exercise Price
Beginning balance	84,652	$45.23	89,613	$46.13	93,394	$46.57
Granted	4,634	34.93	6,371	37.59	7,863	35.81
Exercised	(1,218)	34.95	(627)	32.84	(3,126)	32.96
Canceled	(13,478)	44.98	(10,705)	48.91	(8,518)	46.27
Outstanding at year-end	74,590	44.80	84,652	45.23	89,613	46.13
Exercisable at year-end	60,833	46.73	66,286	47.24	67,944	48.24

          For options outstanding and exercisable at April 27, 2012, the weighted average remaining contractual life was 4.48 years and 3.66 years, respectively. The total intrinsic value, calculated as the closing stock price at year-end less the option exercise price, of options exercised during fiscal years 2012, 2011, and 2010 was $5 million, $4 million, and $19 million, respectively. For options outstanding and exercisable at April 27, 2012, the total intrinsic value of in-the-money options was $44 million and $22 million, respectively. The Company issues new shares when stock option awards are exercised. Cash received from the exercise of stock options for the fiscal year ended April 27, 2012 was $43 million. The Company’s tax benefit related to the exercise of stock options for fiscal year 2012 was $2 million. Unrecognized compensation expense related to outstanding stock options as of April 27, 2012 was $63 million and is expected to be recognized over a weighted average period of 2.1 years and will be adjusted for any future changes in estimated forfeitures.

          Restricted Stock Awards The following table summarizes restricted stock award activity during fiscal years 2012, 2011, and 2010:

	Fiscal Year
	2012		2011		2010
	Awards (in thousands)	Wtd. Avg. Grant Price	Awards (in thousands)	Wtd. Avg. Grant Price	Awards (in thousands)	Wtd. Avg. Grant Price
Nonvested, beginning balance	9,207	$40.42	8,909	$42.67	8,346	$43.88
Granted	3,785	35.60	2,682	37.52	2,783	34.92
Vested	(2,194)	44.74	(1,809)	47.28	(1,632)	35.36
Forfeited	(818)	38.46	(575)	40.12	(588)	43.52
Nonvested at year-end	9,980	37.80	9,207	40.42	8,909	42.67

          Unrecognized compensation expense related to restricted stock awards as of April 27, 2012 was $155 million and is expected to be recognized over a weighted average period of 2.7 years and will be adjusted for any future changes in estimated forfeitures.

14. Income Taxes

          The provision for income taxes is based on earnings before income taxes reported for financial statement purposes. The components of earnings from continuing operations before income taxes, based on tax jurisdiction, are as follows:

	Fiscal Year
(in millions)	2012	2011	2010
U.S	$1,620	$1,391	$1,538
International	2,525	2,273	2,406
Earnings from continuing operations before income taxes	$4,145	$3,664	$3,944

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          The provision for income taxes from continuing operations consists of the following:

	Fiscal Year
(in millions)	2012	2011	2010
Current tax expense:
U.S.	$664	$360	$515
International	231	188	237
Total current tax expense	895	548	752
Deferred tax expense (benefit):
U.S.	(138)	51	111
International	(27)	10	(2)
Net deferred tax expense (benefit)	(165)	61	109
Total provision for income taxes	$730	$609	$861

          Deferred taxes arise because of the different treatment of transactions for financial statement accounting and income tax accounting, known as “temporary differences.” The Company records the tax effect of these temporary differences as “deferred tax assets” and “deferred tax liabilities.” Deferred tax assets generally represent items that can be used as a tax deduction or credit in a tax return in future years for which the Company has already recorded the tax benefit in the consolidated statements of earnings. The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The Company has established valuation allowances for federal, state, and foreign net operating losses, credit carryforwards, capital loss carryforwards, and deferred tax assets which are capital in nature of $387 million and $286 million at April 27, 2012 and April 29, 2011, respectively. These carryover attributes expire at various points in time, from within a year to no expiration date. These valuation allowances would result in a reduction to the provision for income taxes in the consolidated statements of earnings, if they are ultimately not required. Deferred tax liabilities generally represent tax expense recognized in the consolidated financial statements for which payment has been deferred or expense has already been taken as a deduction on the Company’s tax return but has not yet been recognized as an expense in the consolidated statements of earnings. Deferred tax assets/(liabilities), shown before jurisdictional netting, are comprised of the following:

(in millions)	April 27, 2012	April 29, 2011
Deferred tax assets:
Net operating loss, capital loss, and credit carryforwards	$496	$379
Inventory (intercompany profit in inventory and excess of tax over book valuation)	462	361
Accrued liabilities	266	210
Pension and post-retirement benefits	256	138
Stock-based compensation	233	233
Other	221	164
Federal and state benefit on uncertain tax positions	129	133
Gross deferred tax assets	2,063	1,618
Valuation allowance	(387)	(286)
Total deferred tax assets	1,676	1,332
Deferred tax liabilities:
Intangible assets	(710)	(695)
Basis impairment	(178)	(44)
Realized loss on derivative financial instruments	(112)	(112)
Unrealized gain on available-for-sale securities and derivative financial instruments	(77)	(10)
Accumulated depreciation	(68)	(57)
Other	(31)	(45)
Total deferred tax liabilities	(1,176)	(963)
Deferred tax assets, net	$500	$369
Reported as (after jurisdictional netting):
Deferred tax assets, net	$640	$523
Long-term deferred tax assets, net	504	314
Deferred tax liabilities, net	(33)	(7)
Long-term deferred tax liabilities, net	(611)	(461)
Deferred tax assets, net	$500	$369

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          Prior period current and noncurrent deferred tax assets and liabilities within the consolidated balance sheets have been corrected to properly reflect the jurisdictional netting of deferred income taxes.

          The Company’s effective income tax rate from continuing operations varied from the U.S. Federal statutory tax rate as follows:

	Fiscal Year
	2012	2011	2010
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
U.S. state taxes, net of Federal tax benefit	0.9	0.3	0.5
Research and development credit	(0.6)	(1.2)	(0.5)
Domestic production activities	(0.5)	(0.4)	(0.3)
International	(16.9)	(19.4)	(16.8)
Puerto Rico Excise Tax	(1.4)	(0.6)	—
Impact of restructuring charges, net, certain litigation charges, net, and acquisition-related items	0.3	2.4	2.0
Reversal of excess tax accruals	(0.8)	(1.8)	—
Retiree medical subsidy law change	—	—	0.4
Valuation allowance release	(0.8)	—	—
Other, net	2.4	2.3	1.5
Effective tax rate	17.6%	16.6%	21.8%

          During the fourth quarter of fiscal year 2012, the Company entered into a sale-leaseback agreement that was recorded as a capital lease and as a result of the transaction, the Company recorded a $33 million tax benefit associated with the release of a valuation allowance associated with the usage of a capital loss carryover. The $33 million tax benefit was recorded in the provision for income taxes in the consolidated statement of earnings for fiscal year 2012.

          In fiscal year 2011, the Company recorded a $67 million net tax benefit associated with the reversal of excess tax accruals. This reversal related to the settlement of certain issues reached with the U.S. Internal Revenue Service (IRS) involving the review of the Company’s fiscal years 1997 through 1999 and fiscal years 2005 and 2006 domestic income tax returns, and the resolution of various state and foreign audit proceedings covering multiple years and issues. The $67 million net tax benefit was recorded in the provision for income taxes in the consolidated statement of earnings for fiscal year 2011.

          In fiscal year 2010, the Company recorded a $15 million tax cost associated with the U.S. health care reform legislation eliminating the federal tax benefit for government subsidies of retiree prescription drug benefits. The $15 million tax cost was recorded in the provision for income taxes in the consolidated statement of earnings for fiscal year 2010.

          The Company has not provided U.S. income taxes on approximately $17.977 billion, $14.912 billion, and $12.373 billion of undistributed earnings from non-U.S. subsidiaries as of April 27, 2012, April 29, 2011, and April 30, 2010, respectively. These earnings are intended to be indefinitely reinvested outside the U.S. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable. Currently, the Company’s operations in Puerto Rico, Switzerland, and Singapore have various tax incentive grants. Unless these grants are extended, they will expire between fiscal years 2013 and 2027. The expiration of a tax incentive grant in fiscal year 2013 is not expected to have a significant impact on the provision for income taxes in the consolidated statement of earnings in future years.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          The Company had $917 million, $769 million, and $538 million of gross unrecognized tax benefits as of April 27, 2012, April 29, 2011, and April 30, 2010, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal years 2012, 2011, and 2010 is as follows:

	Fiscal Year
(in millions)	2012	2011	2010
Gross unrecognized tax benefits at beginning of fiscal year	$769	$538	$431
Gross increases:
Prior year tax positions	47	151	51
Current year tax positions	171	172	74
Gross decreases:
Prior year tax positions	(53)	(57)	(14)
Settlements	(4)	(32)	(4)
Statute of limitation lapses	(13)	(3)	—
Gross unrecognized tax benefits at end of fiscal year	$917	$769	$538

          If all of the Company’s unrecognized tax benefits as of April 27, 2012, April 29, 2011, and April 30, 2010 were recognized, $858 million, $685 million, and $459 million would impact the Company’s effective tax rate, respectively. Although the Company believes that it has adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on the Company’s effective tax rate in future periods. The Company has recorded the gross unrecognized tax benefits as a long-term liability, as it does not expect significant payments to occur or the total amount of unrecognized tax benefits to change significantly over the next 12 months.

          The Company recognizes interest and penalties related to income tax matters in the provision for income taxes in the consolidated statements of earnings and records the liability in the current or long-term accrued income taxes in the consolidated balance sheets, as appropriate. The Company had $120 million, $80 million, and $94 million of accrued gross interest and penalties as of April 27, 2012, April 29, 2011, and April 30, 2010, respectively. During the fiscal years ended April 27, 2012, April 29, 2011, and April 30, 2010, the Company recognized interest expense, net of tax benefit, of approximately $23 million, $12 million, and $14 million in the provision for income taxes in the consolidated statements of earnings, respectively.

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

          In March 2009, the IRS issued its audit report for fiscal years 2005 and 2006. The Company reached agreement with the IRS on some but not all matters related to these fiscal years. The unresolved significant issues that remain outstanding relate to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company’s key manufacturing sites, as well as the timing of the deductibility of a settlement payment. On December 23, 2010, the IRS issued a statutory notice of deficiency with respect to the remaining issues. The Company filed a Petition with the U.S. Tax Court on March 21, 2011 objecting to the deficiency. The Company is currently in settlement discussions with the IRS as it relates to the outstanding issues; however, a settlement has not yet been reached.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          In October 2011, the IRS issued its audit report for fiscal years 2007 and 2008. The Company reached agreement with the IRS on some but not all matters related to these fiscal years. The significant issues that remain unresolved relate to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, and proposed adjustments associated with the tax effects of the Company’s acquisition of Kyphon. Associated with the Kyphon acquisition, Medtronic entered into an intercompany transaction whereby the Kyphon U.S. tangible assets were sold to another wholly-owned subsidiary in a taxable transaction. The IRS has disagreed with the Company’s valuation and proposed that all U.S. goodwill, the value of the ongoing business, and the value of the workforce in place be included in the tangible asset sale. The Company disagrees that these items were sold, as well as with the IRS valuation of these items. The Company is currently attempting to resolve these matters at the IRS Appellate level and will proceed through litigation, if necessary.

          The Company’s reserve for the uncertain tax positions related to these significant unresolved matters with the IRS, as described above, is subject to a high degree of estimation and management judgment. Resolution of these significant unresolved matters, or positions taken by the IRS or foreign tax authorities during future tax audits, could have a material impact on the Company’s financial results in future periods. The Company continues to believe that its reserves for uncertain tax positions are appropriate and have meritorious defenses for its tax filings and will vigorously defend them during the audit process, appellate process, and through litigation in courts, as necessary.

15. Retirement Benefit Plans

          The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans (post-retirement benefits), defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The cost of these plans was $319 million, $368 million, and $237 million in fiscal years 2012, 2011, and 2010, respectively.

          In the U.S., the Company maintains a qualified pension plan designed to provide guaranteed minimum retirement benefits to all eligible U.S. employees. Pension coverage for non-U.S. employees of the Company is provided, to the extent deemed appropriate, through separate plans. In addition, U.S. and Puerto Rico employees of the Company are also eligible to receive specified Company paid health care and life insurance benefits through the Company’s post-retirement benefits. In addition to the benefits provided under the qualified pension plan, retirement benefits associated with wages in excess of the IRS allowable limits are provided to certain employees under a non-qualified plan.

          As of April 27, 2012 and April 29, 2011, the net underfunded status of the Company’s benefit plans was $621 million and $253 million, respectively.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          The change in benefit obligation and funded status of the Company’s employee retirement plans are as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Fiscal Year		Fiscal Year		Fiscal Year
(in millions)	2012	2011	2012	2011	2012	2011
Accumulated benefit obligation at end of year:	$1,673	$1,342	$589	$526	$339	$295

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,516	$1,284	$638	$539	$295	$270
Service cost	92	87	42	39	19	18
Interest cost	87	77	29	25	17	16
Employee contributions	—	—	14	12	9	7
Plan amendments	—	8	(4)	2	—	(4)
Actuarial loss/(gain)	230	80	72	(41)	16	1
Benefits paid	(48)	(33)	(25)	(6)	(18)	(16)
Medicare Part D reimbursements	—	—	—	—	1	1
Special termination benefits	—	13	—	—	—	2
Foreign currency exchange rate changes	—	—	(49)	68	—	—
Projected benefit obligation at end of year	$1,877	$1,516	$717	$638	$339	$295

Change in plan assets:
Fair value of plan assets at beginning of year	$1,392	$1,104	$606	$420	$198	$158
Actual return on plan assets	25	141	49	14	4	21
Employer contributions	101	180	39	102	11	28
Employee contributions	—	—	14	12	9	7
Benefits paid	(48)	(33)	(25)	(6)	(18)	(16)
Foreign currency exchange rate changes	—	—	(45)	64	—	—
Fair value of plan assets at end of year	$1,470	$1,392	$638	$606	$204	$198

Funded status at end of year:
Fair value of plan assets	$1,470	$1,392	$638	$606	$204	$198
Benefit obligations	1,877	1,516	717	638	339	295
Underfunded status of the plans	$(407)	$(124)	$(79)	$(32)	$(135)	$(97)
Recognized liability	$(407)	$(124)	$(79)	$(32)	$(135)	$(97)

Amounts recognized on the consolidated balance sheets consist of:
Non-current assets	$—	$46	$20	$45	$—	$—
Current liabilities	(8)	(7)	(2)	(2)	(1)	(1)
Non-current liabilities	(399)	(163)	(97)	(75)	(134)	(96)
Recognized liability	$(407)	$(124)	$(79)	$(32)	$(135)	$(97)

Amounts recognized in accumulated other comprehensive (loss)/income:
Prior service (benefit)/cost	$5	$4	$6	$13	$(3)	$(3)
Net actuarial loss	969	688	175	130	108	83
Ending balance	$974	$692	$181	$143	$105	$80

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          In certain countries outside the U.S., fully funding pension plans is not a common practice, as funding provides no income tax benefit. Consequently, certain pension plans were partially funded as of April 27, 2012 and April 29, 2011. U.S. and non-U.S. plans with accumulated benefit obligations in excess of plan assets consist of the following:

	Fiscal Year
(in millions)	2012	2011
Accumulated benefit obligation	$1,737	$396
Projected benefit obligation	1,955	437
Plan assets at fair value	1,481	193

          Plans with projected benefit obligations in excess of plan assets consist of the following:

	Fiscal Year
(in millions)	2012	2011
Projected benefit obligation	$2,456	$474
Plan assets at fair value	1,950	225

          The net periodic benefit cost of the plans include the following components:

	U.S. Pension Benefits			Non- U.S. Pension Benefits			Post-Retirement Benefits
	Fiscal Year			Fiscal Year			Fiscal Year
(in millions)	2012	2011	2010	2012	2011	2010	2012	2011	2010
Service cost	$92	$87	$63	$42	$39	$27	$18	$18	$12
Interest cost	87	77	68	29	26	22	17	16	14
Expected return on plan assets	(121)	(106)	(100)	(36)	(27)	(24)	(16)	(13)	(9)
Amortization of prior service cost	(1)	(2)	(1)	1	1	1	—	—	—
Amortization of net actuarial loss	45	34	2	4	5	1	4	5	2
Curtailment gain	—	—	—	—	—	(1)	—	—	—
Net periodic benefit cost	102	90	32	40	44	26	23	26	19
Special termination benefits	—	13	7	—	—	—	—	2	2
Total cost for the period	$102	$103	$39	$40	$44	$26	$23	$28	$21

          The other changes in plan assets and projected benefit obligations recognized in accumulated other comprehensive (loss)/income for fiscal year 2012 are as follows:

(in millions)	U.S. Pension Benefits	Non-U.S. Pension Benefits	Post- Retirement Benefits
Net actuarial loss	$326	$59	$29
Prior service credit	—	(4)	—
Amortization of prior service cost/(credit)	1	(1)	—
Amortization of net actuarial gain	(45)	(4)	(4)
Effect of exchange rates	—	(11)	—
Total recognized in accumulated other comprehensive loss	$282	$39	$25
Total recognized in net periodic pension cost and accumulated other comprehensive loss	$384	$79	$48

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          The estimated amounts that will be amortized from accumulated other comprehensive (loss)/income into net periodic benefit cost, before tax, in fiscal year 2013 are as follows:

(in millions)	U.S. Pension Benefits	Non-U.S. Pension Benefits	Post- Retirement Benefits
Amortization of prior service cost	$—	$1	$—
Amortization of net actuarial loss	71	8	5
	$71	$9	$5

          The actuarial assumptions are as follows:

	U.S. Pension Benefits			Non- U.S. Pension Benefits			Post-Retirement Benefits
	Fiscal Year			Fiscal Year			Fiscal Year
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Weighted average assumptions – projected benefit obligation:
Discount rate	5.05%	5.80%	6.05%	3.98%	4.75%	4.68%	5.05%	5.80%	6.05%
Rate of compensation increase	3.80%	3.80%	3.80%	2.85%	2.97%	3.05%	N/A	N/A	N/A
Initial health care cost trend rate pre-65	N/A	N/A	N/A	N/A	N/A	N/A	7.50%	7.75%	8.00%
Initial health care cost trend rate post-65	N/A	N/A	N/A	N/A	N/A	N/A	7.25%	7.50%	7.75%
Weighted average assumptions – net periodic benefit cost:
Discount rate	5.80%	6.05%	8.25%	4.75%	4.68%	5.41%	5.80%	6.05%	8.25%
Expected return on plan assets	8.25%	8.25%	8.25%	5.82%	5.71%	5.78%	8.25%	8.25%	8.25%
Rate of compensation increase	3.80%	3.80%	4.00%	2.97%	3.05%	2.90%	N/A	N/A	N/A
Initial health care cost trend rate pre-65	N/A	N/A	N/A	N/A	N/A	N/A	7.75%	8.00%	8.50%
Initial health care cost trend rate post-65	N/A	N/A	N/A	N/A	N/A	N/A	7.50%	7.75%	8.00%

          The Company’s discount rates are determined by considering current yield curves representing high quality, long-term fixed income instruments. The resulting discount rates are consistent with the duration of plan liabilities.

          The expected long-term rate of return on plan assets assumptions are determined using a building block approach, considering historical averages and real returns of each asset class. In certain countries, where historical returns are not meaningful, consideration is given to local market expectations of long-term returns.

          Retirement Benefit Plan Investment Strategy The Company has an account that holds the assets for both the U.S. pension plan and other post-retirement benefits, primarily retiree medical benefits. For investment purposes, the plans are managed in an identical way, as their objectives are similar.

          The Company has a Qualified Plan Committee (the Plan Committee) that sets investment guidelines with the assistance of an external consultant. These guidelines are established based on market conditions, risk tolerance, funding requirements, and expected benefit payments. The Plan Committee also oversees the investment allocation process, selects the investment managers, and monitors asset performance. As pension liabilities are long-term in nature, the Company employs a long-term total return approach to maximize the long-term rate of return on plan assets for a prudent level of risk. An annual analysis on the risk versus the return of the investment portfolio is conducted to justify the expected long-term rate of return assumption.

          The investment portfolio contains a diversified portfolio of investment categories, including equities, fixed income securities, hedge funds, and private equity. Securities are also diversified in terms of domestic and international securities, short- and long-term securities, growth and value styles, large cap and small cap stocks, active and passive management, and derivative-based styles. The Plan Committee believes with prudent risk tolerance and asset diversification, the account should be able to meet its pension and other post-retirement obligations in the future.

          Outside the U.S., pension plan assets are typically managed by decentralized fiduciary committees. There is significant variation in policy asset allocation from country to country. Local regulations, local funding rules, and local financial and tax considerations are part of the funding and investment allocation process in each country.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          The Plan did not hold any investments in the Company’s common stock as of April 27, 2012 and April 29, 2011.

          The Company’s pension plan target allocations at April 27, 2012 and April 29, 2011, by asset category, are as follows:

U.S. Plans

	Target Allocation
	2012	2011
Asset Category
Equity securities	50%	50%
Debt securities	20	20
Other	30	30
Total	100%	100%

Non-U.S. Plans
	Target Allocation
	2012	2011
Asset Category
Equity securities	41%	41%
Debt securities	23	23
Other	36	36
Total	100%	100%

          Retirement Benefit Plan Asset Fair Values The following is a description of the valuation methodologies used for retirement benefit plan assets measured at fair value.

          Short-term investments: Valued at the closing price reported in the active markets in which the individual security is traded.

          U.S. government securities: Certain U.S. government securities are valued at the closing price reported in the active markets in which the individual security is traded. Other U.S. government securities are valued based on inputs other than quoted prices that are observable.

          Corporate debt securities: Valued based on inputs other than quoted prices that are observable.

          Common stock: Valued at the closing price reported in the active markets in which the individual security is traded.

          Equity Mutual Funds/Commingled Trusts: Valued based on the year-end net asset values of the investment vehicles. The net asset values of the investment vehicles are based on the fair values of the underlying investments of the partnerships valued at the closing price reported in the active markets in which the individual security is traded. Equity mutual funds have a daily reported net asset value and the Company classifies these investments as Level 2. Commingled trusts do not have a daily reported net asset value and the Company classifies these investments as Level 3.

          Fixed Income Mutual Funds: Valued based on the year-end net asset values of the investment vehicles. The net asset values of the investment vehicles are based on the fair values of the underlying investments of the partnerships valued based on inputs other than quoted prices that are observable.

          Partnership Units: Valued based on the year-end net asset values of the underlying partnerships. The net asset values of the partnerships are based on the fair values of the underlying investments of the partnerships. Quoted market prices are used to value the underlying investments of the partnerships, where available partnerships consist of the investment pools which invest primarily in common stocks. Partnership units include partnerships, private equity investments, and real asset investments. Partnerships primarily include long/short equity and absolute return strategies. These investments can be redeemed monthly with notice periods ranging from 45 to 95 days. There are two absolute return strategy funds totaling $12 million that are in the process of liquidation. The Company expects to receive the majority of the proceeds over the next five years. Private equity investments consist of common stock and debt instruments of private companies. For private equity funds, the sum of the unfunded commitments is $21 million and the estimated liquidation period of these funds is expected to be one to 15 years. Real asset investments consist of commodities, derivatives, Real Estate Investment Trusts, and illiquid real estate holdings. These investments have redemption and liquidation periods ranging from 30 days to 10 years. If a quoted market price is not available for a partnership investment, other valuation procedures are utilized to arrive at fair value.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          Registered Investment Companies: Valued at the quoted market prices of shares held by the plan at year-end in the active market on which the individual securities are traded.

          Insurance Contracts: Comprised of investments in collective (group) insurance contracts, consisting of individual insurance policies. The policyholder is the employer and each member is the owner/beneficiary of their individual insurance policy. These policies are a part of the insurance company’s general portfolio and participate in the insurer’s profit-sharing policy on an excess yield basis.

          The methods described above may produce fair values that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

          During fiscal year 2011, the Company reviewed the hierarchy classification of fixed income mutual funds. The Company determined these investments had valuation characteristics consistent with Level 2 securities. Consequently, the Company transferred fixed income mutual funds from Level 1 to Level 2. Additionally, the Company reviewed the hierarchy classification of registered investment companies. The Company determined these investments had valuation characteristics consistent with Level 2 securities. Consequently, the Company transferred registered investment companies from Level 1 to Level 2. There were no transfers from Level 1 or 2 to Level 3 during the fiscal year ended April 27, 2012.

          The following tables provide information by level for the retirement benefit plan assets that are measured at fair value, as defined by U.S. GAAP. See Note 7 for discussion of the fair value measurement terms of Levels 1, 2, and 3.

U.S. Pension Benefits

	Fair Value at April 27, 2012
		Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Short-term investments	$133	$133	$—	$—
U.S. government securities	169	151	18	—
Corporate debt securities	46	—	45	1
Other common stock	186	186	—	—
Equity mutual funds/commingled trusts	316	—	123	193
Fixed income mutual funds	62	—	62	—
Partnership units	558	—	—	558
	$1,470	$470	$248	$752

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

	Fair Value at April 29, 2011	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Short-term investments	$186	$186	$—	$—
U.S. government securities	118	74	44	—
Corporate debt securities	82	—	82	—
Other common stock	201	201	—	—
Equity mutual funds/commingled trusts	309	—	67	242
Fixed income mutual funds	53	—	53	—
Partnership units	443	—	—	443
	$1,392	$461	$246	$685

          The following table provides a reconciliation of the beginning and ending balances of U.S. pension benefits assets measured at fair value that used significant unobservable inputs (Level 3):

(in millions)	April 27, 2012	April 29, 2011
Beginning Balance	$685	$601
Total realized gains/(losses) and other-than-temporary impairment (losses), net included in earnings	17	5
Total unrealized (losses)/gains included in accumulated other comprehensive loss	(17)	78
Purchases, issuances, and settlements	67	1
Ending Balance	$752	$685

Non-U.S. Benefits

	Fair Value at April 27, 2012	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Registered investment companies	$622	$—	$622	$—
Insurance contracts	9	—	—	9
Partnership units	7	—	—	7
	$638	$—	$622	$16

	Fair Value at April 29, 2011	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Registered investment companies	$590	$—	$590	$—
Insurance contracts	9	—	—	9
Partnership units	7	—	—	7
	$606	$—	$590	$16

          The following table provides a reconciliation of the beginning and ending balances of non-U.S. pension benefits assets measured at fair value that used significant unobservable inputs (Level 3):

(in millions)	April 27, 2012	April 29, 2011
Beginning Balance	$16	$7
Foreign currency exchange	(2)	1
Purchases, issuances, and settlements	2	8
Ending Balance	$16	$16

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

Post-Retirement Benefits

	Fair Value at April 27, 2012	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Short-term investments	$19	$19	$—	$—
U.S. government securities	25	22	3	—
Corporate debt securities	6	—	6	—
Other common stock	27	27	—	—
Equity mutual funds/commingled trusts	46	—	18	28
Fixed income mutual funds	9	—	9	—
Partnership units	80	—	—	80
Total	$212	$68	$36	$108
Other items to reconcile to fair value of plan assets	(8)
	$204

	Fair Value at April 29, 2011	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Short-term investments	$28	$28	$—	$—
U.S. governent securities	17	11	6	—
Corporate debt securities	12	—	12	—
Other common stock	30	30	—	—
Equity mutual funds/commingled trusts	46	—	10	36
Fixed income mutual funds	8	—	8	—
Partnership units	66	—	—	66
Total	$207	$69	$36	$102
Other items to reconcile to fair value of plan assets	(9)
	$198

          The following table provides a reconciliation of the beginning and ending balances of post-retirement benefit assets measured at fair value that used significant unobservable inputs (Level 3):

(in millions)	April 27, 2012	April 29, 2011
Beginning Balance	$102	$89
Total realized gains/(losses) and other-than-temporary impairment (losses), net included in earnings	2	1
Total unrealized (losses)/gains included in accumulated other comprehensive loss	(2)	12
Purchases, issuances, and settlements	6	—
Ending Balance	$108	$102

          Retirement Benefit Plan Funding It is the Company’s policy to fund retirement costs within the limits of allowable tax deductions. During fiscal year 2012, the Company made discretionary contributions of approximately $101 million to the U.S. pension plan and approximately $11 million to fund post-retirement benefits. Internationally, the Company contributed approximately $39 million for pension benefits during fiscal year 2012. During fiscal year 2013, the Company anticipates that its contribution for pension benefits and post-retirement benefits will be consistent with those contributions made during fiscal year 2012. Based on the guidelines under the U.S. Employee Retirement Income Security Act of 1974 and the various guidelines which govern the plans outside the U.S., the majority of anticipated fiscal year 2013 contributions will be discretionary.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          Retiree benefit payments, which reflect expected future service, are anticipated to be paid as follows:

(in millions)	U.S. Pension Benefits	Non-U.S. Pension Benefits	Post-Retirement Benefits
Fiscal Year	Gross Payments	Gross Payments	Gross Payments	Gross Medicare Part D Receipts
2013	$53	$19	$11	$1
2014	59	21	12	1
2015	65	22	14	1
2016	72	24	16	1
2017	80	25	19	2
2018 – 2022	528	152	134	15
Total	$857	$263	$206	$21

          In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Affordability Reconciliation Act (Reconciliation Act). Included among the major provisions of these laws is a change in the tax treatment of the Medicare Part D subsidy. The subsidy came into existence with the enactment of the Medicare Modernization Act (MMA) in 2003 and is available to sponsors of retiree health benefit plans with a prescription drug benefit that is actuarially equivalent to the benefit provided by the Medicare Part D program. Prior to the enactment of the PPACA and the Reconciliation Act, the Company was allowed to deduct the full cost of its retiree drug plans without reduction for subsidies received.

          Under U.S. GAAP, the Company records a liability on its balance sheet for the expected cost of earned future retiree health benefits. When the MMA was enacted in 2003, this liability was reduced to reflect expected future subsidies from the Medicare Part D program. In addition, the Company recorded a reduction to the deferred tax liability on the balance sheet for the value of future tax deductions for these retiree health benefits. Each year, as additional benefits are earned and benefit payments are made, the Company adjusts the post-retirement benefits liability and deferred tax liability.

          After the passage of the PPACA and the Reconciliation Act, the Company must reduce the tax deduction for retiree drug benefits paid by the amount of the Medicare Part D subsidy beginning in 2013. U.S. GAAP requires the impact of a change in tax law to be recognized immediately in the income statement in the period that includes the enactment date, regardless of the effective date of the change in tax law. As a result of this change in tax law, the Company recorded a non-cash charge of $15 million in fiscal year 2010 to increase the deferred tax liability. As a result of this legislation, the Company will be evaluating prospective changes to the active and retiree health care benefits offered by the Company.

          The Company’s U.S. qualified defined benefit plans are funded in excess of 80 percent, and therefore, the Company expects that the plans will not be subject to the “at risk” funding requirements of the Pension Protection Act and that the law will not have a material impact on future contributions.

          The initial health care cost trend rates for post-retirement benefit plans was 7.50 percent for pre-65 and 7.25 percent for post-65 at April 27, 2012. Based on actuarial data, the trend rates are expected to decline to 5.0 percent over a five-year period. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(in millions)	One-Percentage- Point Decrease	One-Percentage- Point Increase
Effect on post-retirement benefit cost	$2	$(2)
Effect on post-retirement benefit obligation	17	(16)

          Defined Contribution Savings Plans The Company has defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Company contributions to the plans are based on employee contributions and Company performance and since fiscal year 2006, the entire match has been made in cash. Expense under these plans was $106 million, $147 million, and $110 million in fiscal years 2012, 2011, and 2010, respectively.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

          Effective May 1, 2005, the Company froze participation in the existing defined benefit pension plan in the U.S. and implemented two new plans including an additional defined benefit pension plan and a new defined contribution pension plan, respectively: the Personal Pension Account (PPA) and the Personal Investment Account (PIA). Employees in the U.S. hired on or after May 1, 2005 have the option to participate in either the PPA or the PIA. Participants in the PPA receive an annual allocation of their salary and bonus on which they will receive an annual guaranteed rate of return which is based on the ten-year Treasury bond rate. Participants in the PIA also receive an annual allocation of their salary and bonus; however, they are allowed to determine how to invest their funds among identified fund alternatives. The cost associated with the PPA is included in U.S. Pension Benefits in the tables presented earlier. The defined contribution cost associated with the PIA was approximately $48 million, $46 million, and $41 million in fiscal years 2012, 2011, and 2010, respectively.

16. Leases

          The Company leases office, manufacturing, and research facilities and warehouses, as well as transportation, data processing, and other equipment under capital and operating leases. A substantial number of these leases contain options that allow the Company to renew at the fair rental value on the date of renewal.

          Future minimum payments under capitalized leases and non-cancelable operating leases at April 27, 2012 are:

(in millions) Fiscal Year	Capitalized Leases	Operating Leases
2013	$19	$111
2014	19	77
2015	18	47
2016	17	29
2017	34	17
2018 and thereafter	107	39
Total minimum lease payments	$214	$320
Less amounts representing interest	(35)	N/A
Present value of net minimum lease payments	$179	N/A

          Rent expense for all operating leases, including discontinued operations, was $153 million, $148 million, and $154 million in fiscal years 2012, 2011, and 2010, respectively.

          In April 2012, the Company entered into a $165 million sale-leaseback agreement with a financial institution whereby certain manufacturing equipment was sold to the financial institution and is being leased by the Company over a ten-year period. The transaction was recorded as a capital lease and is included in the table above. Payments for the remaining balance of the sale-leaseback agreement are due monthly for the first five years, and then annually, for the remaining five years. The lease provides for an early buyout option whereby the Company, at its option, could repurchase the equipment at a pre-determined fair market value in calendar year 2017.

          In April 2006, the Company entered into a sale-leaseback agreement with a financial institution whereby certain manufacturing equipment was sold to the financial institution and was being leased by the Company over a seven-year period. The transaction was recorded as a capital lease. The lease provided for an early buyout option which the Company exercised in fiscal year 2010 which resulted in converting the lease to a term loan. The balance of the related term loan at April 27, 2012 was $13 million and is included within bank borrowings in Note 9.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

17. Contingencies

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

Litigation with Wyeth and Cordis Corporation

          On February 22, 2008, Wyeth and Cordis Corporation (Cordis) filed a lawsuit against the Company and its subsidiary, Medtronic AVE, Inc., in U.S. District Court for the District of New Jersey, alleging that Medtronic’s Endeavor drug-eluting stent infringes three U.S. “Morris” patents alleged to be owned by Wyeth and exclusively licensed to Cordis. On January 19, 2012, the Court found the patent claims asserted against Medtronic to be invalid and entered an Order and Judgment in favor of Medtronic and the other defendants. Wyeth and Cordis have appealed. The Company is indemnified for the claims made by Wyeth and Cordis. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.

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

          On March 12, 2010, Edwards served a second lawsuit in the Delaware court upon CoreValve, Medtronic Vascular, and Medtronic, asserting that Medtronic’s transcatheter aortic valve replacement product from CoreValve infringed three U.S. Andersen patents owned by Edwards, including two of the patents that were the subject of the first lawsuit. Medtronic has moved to dismiss the lawsuit. Also pending in the Delaware court is Edwards’ claim that the CoreValve transcatheter aortic valve replacement product infringes a Cribier patent. This claim is scheduled for trial in calendar year 2014.

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

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

Sprint Fidelis Product Liability Matters

          On October 15, 2007, the Company voluntarily suspended worldwide distribution of its Sprint Fidelis (Fidelis) family of defibrillation leads. Approximately 4,000 lawsuits regarding the Fidelis leads were filed against the Company, including approximately 47 putative class action suits, reflecting a total of approximately 9,000 individual personal injury cases. The parties subsequently reached an agreement to settle over 14,000 filed and unfiled claims. The Company recorded an expense of $221 million related to probable and reasonably estimated damages under U.S. GAAP in connection with such settlement in fiscal year 2011, and paid out the funds in the third quarter of fiscal year 2012.

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

Shareholder Related Matters

On December 10, 2008, the Minneapolis Firefighters’ Relief Association filed a putative class action complaint against the Company and certain current and former officers in the U.S. District Court for the District of Minnesota, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaint alleges that the defendants made false and misleading public statements concerning the INFUSE bone graft product which artificially inflated Medtronic’s stock price during the period. On August 21, 2009, plaintiffs filed a consolidated putative class action complaint expanding the class. The Court certified the class on December 12, 2011. On March 30, 2012, the Company announced that the parties agreed to a class-wide settlement, pending notification to class members and subject to final court approval.

          The Company has recorded an expense of $90 million related to probable and reasonably estimated damages under U.S. GAAP in connection with this settlement.

          On March 12, 2012, Charlotte Kococinski filed a shareholder derivative action against both the Company and certain of its current and former officers and members of the Board of Directors in the U.S. District Court for the District of Minnesota, setting forth certain allegations, including a claim that defendants violated various purported duties in connection with the INFUSE bone graft product and otherwise. In May 2012, Daniel Himmel and the Saratoga Advantage Trust commenced two other separate shareholder derivative actions in Hennepin County, Minnesota, District Court against the same defendants in, and making allegations similar to, those in the Kococinski case. The Company has not recorded an expense related to losses in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from these matters.

Mirowski

          Medtronic is a licensee to the RE 38,119 patent (‘119 Patent) and RE 38,897 patent (‘897 Patent) owned by Mirowski Family Ventures, LLC (Mirowski) relating to the treatment of hemodynamic dysfunction. Medtronic and Mirowski dispute the application of the ‘119 and ‘897 Patents to certain Medtronic cardiac resynchronization products. On December 17, 2007, Medtronic filed an action in U.S. District Court for the District of Delaware seeking a declaration that none of its products infringe any valid claims of either the ‘119 or ‘897 Patents. If certain conditions are fulfilled, the ‘119 and/or ‘897 Patents are determined to be valid and the Medtronic products are found to infringe the ‘119 and/or ‘897 Patents, Medtronic will be obligated to pay royalties to Mirowski based upon sales of certain cardiac resynchronization therapy- defibrillator (CRT-D) products. A bench trial concluded on March 13, 2010. On March 30, 2011, the trial court entered a judgment of non-infringement in Medtronic’s favor. Mirowski appealed that decision to the U.S. Court of Appeals for the Federal Circuit and the Federal Circuit heard oral argument on March 6, 2012. As of April 27, 2012, the amount of disputed royalties and interest related to CRT-D products was $120 million. This amount has not been accrued pursuant to U.S. GAAP requirements because the loss is not currently probable.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

Other Matters

          On September 25, 2007 and November 16, 2007, the Company received letters from the U.S. Securities and Exchange Commission (SEC) and the U.S. Department of Justice (DOJ), respectively, requesting information relating to any potential violations of the U.S. Foreign Corrupt Practices Act in connection with the sale of medical devices in several non-U.S. countries. A number of competitors have publicly disclosed receiving similar letters. Subsequently, the SEC and DOJ have made additional requests for information from the Company. The Company is fully cooperating with these requests.

          In late June 2008, the Company received a subpoena issued by the U.S. Attorney’s Office for the District of Massachusetts pursuant to the Health Insurance Portability & Accountability Act of 1996 (HIPAA), relating to the Company’s marketing of biliary stents. On February 9, 2012, the U.S. Attorney’s office for the District of Massachusetts informed the Company that it had closed its inquiry into the Company’s marketing of biliary stents.

          On October 6, 2008, the Company received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts pursuant to HIPAA requesting production of documents relating to Medtronic’s INFUSE bone graft product. On May 16, 2012, the U.S. Attorney’s Office for the District of Massachusetts notified the Company that it had closed its investigation into the INFUSE bone graft product. The Company also received subpoenas or document requests from certain state government bodies in connection with the INFUSE bone graft product, including civil investigative demands from the Attorneys General in Massachusetts, California, Oregon, and Illinois.The Company is fully cooperating with these requests.

          On September 16, 2009, the Company received a subpoena from the Office of Inspector General for the Department of Health and Human Services in the Eastern District of California requesting production of documents relating to the Company’s cardiac rhythm medical devices, including revenue, sales, marketing, and promotional documents, documents relating to reimbursement communications to customers pertaining to the devices, documents relating to scientific studies and registries pertaining to the devices, and documents relating to payments or items of value provided to customers. The Company is fully cooperating with this inquiry. Allegations relating to post-market clinical studies in this matter were resolved as part of the settlement agreement reached with the DOJ, on behalf of the U.S. Attorney’s Office for the District of Minnesota, in November 2011.

          On March 12, 2010, the Company received a civil investigative demand from the DOJ pursuant to the federal False Claims Act seeking information regarding the Company’s knowledge about claims to Medicare for the implantation of implantable cardioverter defibrillators (ICDs), including reimbursement advice given by the Company, payments to persons or entities involved in decisions about implantation of ICDs, and the national coverage determination relating to ICDs. The Company is fully cooperating with this investigation.

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

          On August 24, 2011, the Company received a letter from the DOJ requesting information relating to the Company’s practices regarding the replacement of insulin pumps for Medicare beneficiaries. The Company is fully cooperating with this inquiry.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

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

18. Quarterly Financial Data (unaudited)

(in millions, except per share data)		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net Sales
	2012	$3,946	$4,023	$3,918	$4,297	$16,184
	2011	3,690	3,794	3,857	4,167	15,508

Gross Profit
	2012	$2,995	$3,063	$2,987	$3,250	$12,295
	2011	2,840	2,885	2,923	3,160	11,808

Earnings from Continuing Operations
	2012	$819	$864	$845	$888	$3,415
	2011	828	553	913	761	3,055

Net Earnings
	2012	$821	$871	$935	$991	$3,617
	2011	830	566	924	776	3,096

Basic Earnings per Share:
Earnings from continuing operations
	2012	$0.77	$0.82	$0.80	$0.85	$3.24
	2011	0.76	0.51	0.85	0.71	2.84
Net earnings
	2012	$0.77	$0.82	$0.89	$0.95	$3.43
	2011	0.76	0.52	0.86	0.73	2.87

Diluted Earnings per Share:
Earnings from continuing operations
	2012	$0.77	$0.81	$0.80	$0.85	$3.22
	2011	0.76	0.51	0.85	0.71	2.82
Net earnings
	2012	$0.77	$0.82	$0.88	$0.94	$3.41
	2011	0.76	0.52	0.86	0.72	2.86

          The data in the schedule above has been intentionally rounded to the nearest million and therefore the quarterly amounts may not sum to the fiscal year-to-date amounts.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

19. Segment and Geographic Information

          On January 30, 2012 the Company completed its sale of Physio-Control. Beginning in the third quarter of fiscal year 2012, the results of operations, assets, and liabilities of the Physio-Control business, which were previously presented as a component of the Cardiac and Vascular Group operating segment, are classified as discontinued operations for all periods presented, and therefore, are no longer presented in the Cardiac and Vascular Group operating segment for all periods presented. See Note 3 for further information regarding discontinued operations.

          The Company’s management evaluates performance and allocates resources based on profit and loss from operations before income taxes and interest expense, net, not including restructuring charges, net, certain litigation charges, net, and acquisition-related items. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1.

          Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. Net sales and earnings before income taxes by reportable segment are as follows:

	Fiscal Year
(in millions)	2012	2011	2010
Cardiac and Vascular Group	$8,482	$8,119	$8,132
Restorative Therapies Group	7,702	7,389	7,260
Total Net Sales	$16,184	$15,508	$15,392

	Fiscal Year
(in millions)	2012	2011	2010
Cardiac and Vascular Group	$2,772	$2,826	$2,910
Restorative Therapies Group	2,103	2,085	2,024
Total Reportable Segments’ Earnings Before Income Taxes	4,875	4,911	4,934
Restructuring charges, net	(87)	(259)	(50)
Certain litigation charges, net	(90)	(245)	(374)
Acquisition-related items	(12)	(14)	(23)
Interest expense, net	(149)	(278)	(246)
Corporate	(392)	(451)	(297)
Total Earnings From Continuing Operations Before Income Taxes	$4,145	$3,664	$3,944

          The following table presents the Company’s net assets by reportable segment. Total net assets of continuing operations exclude net assets held for sale of $0 and $170 million, respectively, as of April 27, 2012 and April 29, 2011.

(in millions)	April 27, 2012	April 29, 2011
Cardiac and Vascular Group	$7,004	$6,681
Restorative Therapies Group	11,313	10,550
Total Net Assets of Reportable Segments	18,317	17,231
Short-term borrowings	(3,274)	(1,723)
Long-term debt	(7,359)	(8,112)
Corporate	9,429	8,402
Total Net Assets of Continuing Operations	$17,113	$15,798

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

Geographic Information

          Net sales to external customers by geography are as follows:

(in millions)	United States	Europe and Canada	Asia Pacific	Other Foreign	Consolidated
Fiscal Year 2012
Net sales to external customers	$8,828	$4,313	$2,399	$644	$16,184
Long-lived assets*	$2,145	$413	$184	$36	$2,778

Fiscal Year 2011
Net sales to external customers	$8,872	$3,996	$2,084	$556	$15,508
Long-lived assets*	$2,182	$487	$156	$25	$2,850

Fiscal Year 2010
Net sales to external customers	$9,136	$3,918	$1,873	$465	$15,392
Long-lived assets*	$1,985	$464	$158	$22	$2,629

*	Excludes other long-term instruments, goodwill, other intangible assets, net, and long-term deferred tax assets, net, as applicable.

          No single customer represented over 10 percent of the Company’s consolidated net sales in fiscal years 2012, 2011, or 2010.

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

Management’s Annual Report on Internal Control Over Financial Reporting

          Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Exchange Act Rule 13a-15(f)). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 27, 2012. Our internal control over financial reporting as of April 27, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who has also audited our consolidated financial statements, as stated in their report in the section entitled “Report of Independent Registered Public Accounting Firm,” which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of April 27, 2012, which is included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

Item 9B. Other Information

          None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

          The sections entitled “Proposal 1 — Election of Directors — Directors and Nominees,” “Governance of Medtronic — Committees of the Board and Meetings,” “Governance of Medtronic — Audit Committee,” “Governance of Medtronic — Audit Committee — Audit Committee Independence and Financial Experts,” “Governance of Medtronic — Nominating and Corporate Governance Committee,” and “Share Ownership Information — Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2012 Annual Shareholders’ Meeting are incorporated herein by reference. See also “Executive Officers of Medtronic” on pages 16 to 17 herein.

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

Item 11. Executive Compensation

          The sections entitled “Governance of Medtronic — Director Compensation,” “Governance of Medtronic — Compensation Committee — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis (CD&A),” and “Executive Compensation” in our Proxy Statement for our 2012 Annual Shareholders’ Meeting are incorporated herein by reference. The section entitled “Compensation Committee Report” in our Proxy Statement for our 2012 Annual Shareholders’ Meeting is furnished herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

          The sections entitled “Share Ownership Information – Significant Shareholders,” “Share Ownership Information – Beneficial Ownership of Management,” and “Executive Compensation — Equity Compensation Plan Information” in our Proxy Statement for our 2012 Annual Shareholders’ Meeting are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

          The sections entitled “Proposal 1 — Election of Directors — Director Independence” and “Proposal 1 — Election of Directors — Related Transactions and Other Matters” in our Proxy Statement for our 2012 Annual Shareholders’ Meeting are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

          The sections entitled “Governance of Medtronic — Audit Committee — Audit Committee Pre-Approval Policies” and “Audit and Non-Audit Fees” in our Proxy Statement for our 2012 Annual Shareholders’ Meeting are incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts — years ended April 27, 2012, April 29, 2011, and April 30, 2010 (set forth on page 131 of this report).

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

2. Exhibits

Exhibit No.	Description
3.1	Medtronic, Inc. Restated Articles of Incorporation, as amended (Exhibit 3.1).(p)

3.2	Medtronic, Inc. Bylaws, as amended to date (Exhibit 3.2).(b)

4.1	Medtronic, Inc. Specimen Common Stock Certificate

4.2	Indenture, dated as of September 11, 2001, between Medtronic, Inc. and Wells Fargo Bank Minnesota, National Association. (Exhibit 4.2).(c)

4.3	Form of Indenture between Medtronic, Inc. and Wells Fargo Bank, National Association (Exhibit 4.1).(e)

4.4

Indenture dated as of September 15, 2005 between Medtronic, Inc. and Wells Fargo Bank, N. A., as Trustee, with respect to the 4.375% Senior Notes due 2010 and 4.750% Senior Notes due 2015 (including the Forms of Notes thereof) (Exhibit 4.1).(f)

4.5	Form of 4.750% Senior Notes, Series B due September 15, 2015 (Exhibit 4.3).(f)

4.6	Indenture by and between Medtronic, Inc. and Wells Fargo Bank, N.A., as trustee dated as of April 18, 2006 (including the Form of Convertible Senior Notes thereof) (Exhibit 4.1).(g)

4.7	Form of Indenture between Medtronic, Inc. and Wells Fargo Bank, National Association (Exhibit 4.1).(t)

4.8	First Supplemental Indenture Dated March 12, 2009 between Medtronic, Inc. and Wells Fargo Bank, National Association (including the Forms of Notes thereof) (Exhibit 4.1).(u)

4.9	Second Supplemental Indenture Dated March 16, 2010 between Medtronic, Inc. and Wells Fargo Bank, National Association (including the Forms of Notes thereof) (Exhibit 4.1).(x)

4.10	Third Supplemental Indenture Dated March 15, 2011 between Medtronic, Inc. and Wells Fargo Bank, National Association (including the Forms of Notes thereof) (Exhibit 4.1).(y)

4.11	Fourth Supplemental Indenture Dated March 19, 2012 between Medtronic, Inc. and Wells Fargo Bank, National Association (including the Forms of Notes thereof) (Exhibit 4.2) (dd)

*10.1	1994 Stock Award Plan (amended and restated as of January 1, 2008) (Exhibit 10.1).(n)

*10.2	Medtronic Incentive Plan (amended and restated effective January 1, 2008) (Exhibit 10.2).(n)

*10.3	Medtronic, Inc. Executive Incentive Plan (Appendix C).(i)

*10.4	Medtronic, Inc. Capital Accumulation Plan Deferral Program (as restated generally effective January 1, 2008)(Exhibit 10.5).(q)

*10.5	Stock Option Replacement Program (Exhibit 10.8).(a)

*10.6	Medtronic, Inc. 1998 Outside Director Stock Compensation Plan (as amended and restated effective as of January 1, 2008) (Exhibit 10.3).(n)

*10.7	Amendment effective October 2001, regarding change in control provisions in the Management Incentive Plan (Exhibit 10.10).(h)

10.8	Indemnification Trust Agreement (Exhibit 10.11).(b)

*10.9	Form of Restricted Stock Award Agreement under 2003 Long-Term Incentive Plan (Exhibit 10.3).(d)

*10.10	Form of Non-Qualified Stock Option Agreement under 2003 Long-Term Incentive Plan (four year vesting) (Exhibit 10.1).(d)

*10.11	Form of Non-Qualified Stock Option Agreement under 2003 Long-Term Incentive Plan (immediate vesting) (Exhibit 10.2).(d)

*10.12	Form of Initial Option Agreement under the Medtronic, Inc. 1998 Outside Director Stock Compensation Plan (Exhibit 10.17).(j)

*10.13	Form of Annual Option Agreement under the Medtronic, Inc. 1998 Outside Director Stock Compensation Plan (Exhibit 10.18).(j)

*10.14	Form of Replacement Option Agreement under the Medtronic, Inc. 1998 Outside Director Stock Compensation Plan (Exhibit 10.19).(j)

*10.15	Form of Restricted Stock Units Award Agreement under 2003 Long-Term Incentive Plan (Exhibit 10.20).(j)

*10.16	Form of Performance Share Award Agreement under 2003 Long-Term Incentive Plan (Exhibit 10.21).(j)

*10.17	Medtronic, Inc. Supplemental Executive Retirement Plan (as restated generally effective January 1, 2008) (Exhibit 10.1).(m)

10.18	Purchase Agreement by and among Medtronic, Inc. and the Initial Purchasers named therein dated as of April 12, 2006 (Exhibit 10.1).(g)

*10.19	2003 Long-Term Incentive Plan (as amended and restated effective January 1, 2008) (Exhibit 10.4).(n)

*10.20	Form of Non-Qualified Stock Option Agreement under 2003 Long-Term Incentive Plan effective June 22, 2006 (Exhibit 10.23).(k)

*10.21	Form of Restricted Stock Award Agreement under 2003 Long-Term Incentive Plan effective June 22, 2006 (Exhibit 10.24).(k)

*10.22	Form of Restricted Stock Unit Award Agreement under 2003 Long-Term Incentive Plan effective June 22, 2006 (Exhibit 10.25).(k)

*10.23	Form of Performance Award Agreement under 2003 Long-Term Incentive Plan effective June 22, 2006 (Exhibit 10.26).(k)

10.24†	Form of Confirmations of Convertible Note Hedge related to Convertible Senior Debentures issued on April 12, 2006, including Schedule thereto (Exhibit 10.27).(k)

10.25†	Form of Warrants issued on April 12, 2006, including Schedule thereto (Exhibit 10.28).(k)

10.26†	Form of Amendment to Confirmation issued on April 13, 2006 to Form of Warrants issued on April 12, 2006, including Schedule thereto (Exhibit 10.29).(k)

10.27	Amendment No. 1 dated September 5, 2006, to Indemnification Trust Agreement (Exhibit 10.1).(l)

*10.28	Form of Restricted Stock Award Agreement under 2003 Long-Term Incentive Plan (Exhibit 10.3).(m)

*10.29	Form of Restricted Stock Unit Award Agreement under 2003 Long-Term Incentive Plan (Exhibit 10.4).(m)

*10.30	Medtronic, Inc. Israeli Amendment to the 2003 Long-Term Incentive Plan (Exhibit 10.5).(n)

*10.31	Medtronic, Inc. – Kyphon Inc. 2002 Stock Plan (Amended and Restated July 26, 2007, as further amended on October 18, 2007) (Exhibit 10.6).(n)

*10.32	Addendum: Medtronic, Inc. – Kyphon Inc. 2002 Stock Plan (dated December 13, 2007) (Exhibit 10.7).(n)

*10.33	Medtronic, Inc. 2008 Stock Award and Incentive Plan (as amended and restated effective August 27, 2009) (Exhibit 10.2).(w)

*10.34	Form of Non-Qualified Stock Option Agreement under 2003 Long-Term Incentive Plan (Exhibit 10.39).(q)

*10.35	Form of Restricted Stock Unit Award Agreement under 2003 Long-Term Incentive Plan (Exhibit 10.40).(q)

*10.36	Form of Restricted Stock Unit Award Agreement under 2003 Long-Term Incentive Plan (Exhibit 10.41).(q)

*10.37	Form of Restricted Stock Unit Award Agreement under 2008 Stock Award and Incentive Plan (Exhibit 10.2).(r)

*10.38	Form of Restricted Stock Award Agreement under 2008 Stock Award and Incentive Plan (Exhibit 10.3).(r)

*10.39	Form of Restricted Stock Award Agreement under 2008 Stock Award and Incentive Plan (Exhibit 10.4).(r)

*10.40	Form of Restricted Stock Unit Award Agreement under 2008 Stock Award and Incentive Plan (Exhibit 10.5).(r)

*10.41	Form of Non-Qualified Stock Option Agreement under 2008 Stock Award and Incentive Plan (Exhibit 10.6).(r)

*10.42	Terms of Non-Employee Director Compensation under the Medtronic, Inc. 2008 Stock Award and Incentive Plan

*10.43	Form of Non-Employee Director Initial Option Agreement under the Medtronic, Inc. 2008 Stock Award and Incentive Plan (Exhibit 10.1).(s)

*10.44	Form of Non-Employee Director Annual Option Agreement under the Medtronic, Inc. 2008 Stock Award and Incentive Plan (Exhibit 10.2).(s)

*10.45	Form of Non-Employee Director Deferred Unit Award Agreement under the Medtronic, Inc. 2008 Stock Award and Incentive Plan (Exhibit 10.3).(s)

*10.46	Amendment No. 2 dated April 27, 2009, to Indemnification Trust Agreement (Exhibit 10.53). (v)

*10.47	Form of Change of Control Employment Agreement for Medtronic Executive Officers (Exhibit 10.1).(w)

*10.48	Medtronic, Inc. 2005 Employee Stock Purchase Plan, as amended and restated effective August 27, 2009 (Exhibit 10.3).(w)

*10.49	Bonus Agreement by and between Medtronic, Inc. and Christopher J. O’Connell dated December 23, 2009 (Exhibit 10.57).(z)

*10.50	Amendment dated December 18, 2008 to the Medtronic, Inc. Capital Accumulation Plan Deferral Program and Supplemental Executive Retirement Plan (Exhibit 10.57).(aa)

*10.51	Separation Agreement by and between Medtronic, Inc. and William A. Hawkins dated December 28, 2010 (Exhibit 10.1).(bb)

*10.52	Letter Agreement by and between Medtronic, Inc. and Omar Ishrak dated May 11, 2011 (Exhibit 10.1).(cc)

*10.53	Amendment to Letter Agreement dated May 11, 2011 by and between Medtronic, Inc. and Omar Ishrak (Exhibit 10.1) (ee)

*10.54	Letter Agreement by and between Medtronic, Inc. and D. Cameron Findlay dated July 27, 2009

*10.55	Letter Agreement by and between Medtronic, Inc. and Michael J. Coyle dated November 19, 2009

12	Computation of ratio of earnings to fixed charges

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Medtronic’s Annual Report on Form 10-K for the year ended April 27, 2012, formatted in Extensible Business Reporting Language (XBRL), (i) consolidated statements of earnings, (ii) consolidated balance sheets, (iii) consolidated statements of cash flows, (iv) consolidated statements of shareholders’ equity, and (v) the notes to the consolidated financial statements.

(a)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 27, 2001, filed with the Commission on July 26, 2001.

(b)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 30, 2004, filed with the Commission on June 30, 2004.

(c)	Incorporated herein by reference to the cited exhibit in our amended Current Report on Form 8-K/A, filed with the Commission on November 13, 2001.

(d)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended January 28, 2005, filed with the Commission on March 7, 2005.

(e)	Incorporated herein by reference to the cited exhibit in our registration statement on Amendment No. 2 to Form S-4, filed with the Commission on January 10, 2005.

(f)	Incorporated herein by reference to the cited exhibit in our registration statement on Form S-4, filed with the Commission on December 6, 2005.

(g)	Incorporated herein by reference to the cited exhibit in our Current Report on Form 8-K, filed with the Commission on April 18, 2006.

(h)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 26, 2002, filed with the Commission on July 19, 2002.

(i)	Incorporated herein by reference to the cited appendix to our 2003 Proxy Statement, filed with the Commission on July 28, 2003.

(j)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 29, 2005, filed with the Commission on June 29, 2005.

(k)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 28, 2006, filed with the Commission on June 28, 2006.

(l)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended October 27, 2006, filed with the Commission on December 5, 2006.

(m)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended October 26, 2007, filed with the Commission on December 4, 2007.

(n)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended January 25, 2008, filed with the Commission on March 4, 2008.

(o)	Incorporated herein by reference to the cited exhibit in our Current Report on Form 8-K, filed with the Commission on July 30, 2007.

(p)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended July 27, 2007, filed with the Commission on September 5, 2007.

(q)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 25, 2008, filed with the Commission on June 24, 2008.

(r)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended July 25, 2008, filed with the Commission on September 3, 2008.

(s)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended October 24, 2008, filed with the Commission on December 3, 2008.

(t)	Incorporated herein by reference to the cited exhibit in our registration statement on Form S-3, filed with the Commission on March 9, 2009.

(u)	Incorporated herein by reference to the cited exhibit in our Current Report on Form 8-K, filed with the Commission on March 12, 2009.

(v)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 24, 2009, filed with the Commission on June 23, 2009.

(w)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended October 30, 2009, filed with the Commission on December 9, 2009.

(x)	Incorporated herein by reference to the cited exhibit in our Current Report on Form 8-K, filed with the Commission on March 16, 2010.

(y)	Incorporated herein by reference to the cited exhibit in our Current Report on Form 8-K, filed with the Commission on March 16, 2011.

(z)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 30, 2010, filed with the Commission on June 29, 2010.

(aa)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 30, 2010, filed with the Commission on June 29, 2010.

(bb)	Incorporated herein by reference to the cited exhibit in our Current Report on Form 8-K, filed with the Commission on December 30, 2010.

(cc)	Incorporated herein by reference to the cited exhibit in our Current Report on Form 8-K, filed with the Commission on May 11, 2011.

(dd)	Incorporated herein by reference to the cited exhibit in our Current Report on Form 8-K, filed with the Commission on March 20, 2012.

(ee)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q, for the quarter ended July 29, 2011, filed with the Commission on September 7, 2011.

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

MEDTRONIC, INC.

Dated: June 26, 2012	By:	/s/ Omar Ishrak
Omar Ishrak
Chairman and
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MEDTRONIC, INC.

Dated: June 26, 2012	By:	/s/ Omar Ishrak
Omar Ishrak
Chairman and
Chief Executive Officer
(Principal Executive Officer)

Dated: June 26, 2012	By:	/s/ Gary L. Ellis
Gary L. Ellis
Senior Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Directors

Richard H. Anderson*
David L. Calhoun*
Victor J. Dzau, M.D.*
Omar Ishrak*
Shirley Ann Jackson, Ph.D*
Michael O. Leavitt*
James T. Lenehan*
Denise M. O’Leary*
Kendall J. Powell*
Robert C. Pozen*
Jean-Pierre Rosso*
Jack W. Schuler*

          *D. Cameron Findlay, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

Dated: June 26, 2012	By:	/s/ D. Cameron Findlay
D. Cameron Findlay

MEDTRONIC, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(dollars in millions)

	Balance at Beginning of Fiscal Year*	Charges to Earnings*	Other Changes (Debit) Credit*		Balance at End of Fiscal Year*
Allowance for doubtful accounts:
Year ended 4/27/12	$97	$66	$(55	)(a)	$100
			(8	)(b)
Year ended 4/29/11	$67	$47	$(31	)(a)	$97
			$14	(b)
Year ended 4/30/10	$61	$36	$(38	)(a)	$67
			$8	(b)

* Amounts include the results from both continuing operations and discontinued operations.

(a) Uncollectible accounts written off, less recoveries.

(b) Reflects primarily the effects of foreign currency fluctuations.

(This page has been left blank intentionally.)