Form 10-Q
period 2012-07-27
MEDTRONIC INC
filed 2012-09-05
CIK 64670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 27, 2012

Commission File Number 1-7707

MEDTRONIC, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0793183
(State of incorporation)	(I.R.S. Employer Identification No.)

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
Yes ☐ No ☒

Shares of common stock, $.10 par value, outstanding on August 30, 2012: 1,020,138,613

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended
	July 27, 2012	July 29, 2011
	(in millions, except per share data)

Net sales	$4,008	$3,946

Costs and expenses:
Cost of products sold	973	951
Research and development expense	385	362
Selling, general, and administrative expense	1,405	1,380
Acquisition-related items	5	8
Amortization of intangible assets	80	86
Other expense, net	39	109
Interest expense, net	33	32
Total costs and expenses	2,920	2,928

Earnings from continuing operations before income taxes	1,088	1,018

Provision for income taxes	224	199

Earnings from continuing operations	864	819

Discontinued operations, net of tax:
Earnings from operations of Physio-Control	—	5
Physio-Control divestiture-related costs	—	(3)
Earnings from discontinued operations	—	2

Net earnings	$864	$821

Basic earnings per share:
Earnings from continuing operations	$0.84	$0.77
Net earnings	$0.84	$0.77
Diluted earnings per share:
Earnings from continuing operations	$0.83	$0.77
Net earnings	$0.83	$0.77

Basic weighted average shares outstanding	1,029.8	1,063.5
Diluted weighted average shares outstanding	1,037.1	1,069.6

Cash dividends declared per common share	$0.2600	$0.2425

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
	July 27, 2012	July 29, 2011
	(in millions)
Net earnings	$864	$821

Other comprehensive income/(loss), net of tax:
Unrealized gain on investments, net of tax of $3 and $56, respectively	6	105
Translation adjustment	(116)	14
Net change in retirement obligations, net of tax of $13 and $6, respectively	30	8
Unrealized gain on derivatives, net of tax of $20 and $6, respectively	38	13
Other comprehensive income/(loss)	(42)	140

Comprehensive income	$822	$961

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 27, 2012	April 27, 2012
	(in millions, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$861	$1,248
Short-term investments	1,630	1,344
Accounts receivable, less allowance of $100 in both periods	3,448	3,808
Inventories	1,854	1,800
Deferred tax assets, net	637	640
Prepaid expenses and other current assets	753	675

Total current assets	9,183	9,515

Property, plant, and equipment	5,859	5,796
Accumulated depreciation	(3,408)	(3,323)
Property, plant, and equipment, net	2,451	2,473

Goodwill	9,933	9,934
Other intangible assets, net	2,559	2,647
Long-term investments	8,259	7,705
Long-term deferred tax assets, net	509	504
Other assets	358	305

Total assets	$33,252	$33,083

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$3,391	$3,274
Accounts payable	521	565
Accrued compensation	647	912
Accrued income taxes	167	65
Deferred tax liabilities, net	70	33
Other accrued expenses	1,015	1,008

Total current liabilities	5,811	5,857

Long-term debt	7,386	7,359
Long-term accrued compensation and retirement benefits	766	759
Long-term accrued income taxes	1,031	1,005
Long-term deferred tax liabilities, net	582	611
Other long-term liabilities	421	379

Total liabilities	15,997	15,970

Commitments and contingencies (Notes 4 and 19)

Shareholders’ equity:
Preferred stock— par value $1.00	—	—
Common stock— par value $0.10	103	104
Retained earnings	17,667	17,482
Accumulated other comprehensive loss	(515)	(473)

Total shareholders’ equity	17,255	17,113

Total liabilities and shareholders’ equity	$33,252	$33,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	July 27, 2012	July 29, 2011
Operating Activities:	(in millions)
Net earnings	$864	$821
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	197	211
Amortization of discount on senior convertible notes	23	21
Acquisition-related items	5	8
Provision for doubtful accounts	14	7
Deferred income taxes	(16)	11
Stock-based compensation	36	41
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	214	67
Inventories	(61)	(94)
Accounts payable and accrued liabilities	(122)	(361)
Other operating assets and liabilities	129	383
Certain litigation payments	(6)	—

Net cash provided by operating activities	1,277	1,115

Investing Activities:
Acquisitions, net of cash acquired	(23)	(7)
Additions to property, plant, and equipment	(103)	(130)
Purchases of marketable securities	(2,242)	(2,023)
Sales and maturities of marketable securities	1,418	1,602
Other investing activities, net	5	(39)

Net cash used in investing activities	(945)	(597)

Financing Activities:
Acquisition-related contingent consideration	(15)	—
Change in short-term borrowings, net	91	128
Payments on long-term debt	(6)	—
Dividends to shareholders	(267)	(257)
Issuance of common stock	24	32
Repurchase of common stock	(470)	(400)

Net cash used in financing activities	(643)	(497)

Effect of exchange rate changes on cash and cash equivalents	(76)	(10)

Net change in cash and cash equivalents	(387)	11

Cash and cash equivalents at beginning of period	1,248	1,382

Cash and cash equivalents at end of period	$861	$1,393

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$109	$9
Interest	32	30
The condensed consolidated statement of cash flows for the prior period includes the activities of the discontinued operations.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial condition, and cash flows in conformity with U.S. GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Medtronic, Inc. and its subsidiaries (Medtronic or the Company) for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 27, 2012.

On January 30, 2012, the Company completed its sale of Physio-Control. Beginning in the third quarter of fiscal year 2012, the results of operations, assets, and liabilities of the Physio-Control business, which were previously presented as a component of the Cardiac and Vascular Group operating segment, are classified as discontinued operations. All information in the following notes to the condensed consolidated financial statements includes only results from continuing operations (excluding Physio-Control) for all periods presented, unless otherwise noted. For further information regarding discontinued operations, see Note 3.

The Company’s fiscal years 2013, 2012, and 2011 will end or ended on April 26, 2013, April 27, 2012, and April 29, 2011, respectively.

Note 2 – New Accounting Pronouncements

Recently Adopted

In June 2011, and subsequently amended in December 2011, the Financial Accounting Standards Board (FASB) issued final guidance on the presentation of comprehensive income. Under the newly issued guidance, net income and comprehensive income may only be presented either as one continuous statement or in two separate, but consecutive statements. The Company retrospectively adopted this guidance in the first quarter of fiscal year 2013, with comprehensive income shown as a separate statement immediately following the condensed consolidated statements of earnings. Since the new guidance only relates to presentation, its adoption did not impact the Company’s financial position, results of operations, or cash flows.

In September 2011, the FASB updated the accounting guidance related to annual and interim goodwill impairment testing. The updated accounting guidance allows entities to first assess qualitative factors before performing a quantitative assessment of the fair value of a reporting unit. If it is determined on the basis of qualitative factors that the fair value of the reporting unit is more likely than not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. The Company adopted this guidance in the first quarter of fiscal year 2013. The adoption did not have a material impact on the Company’s consolidated financial statements.

Not Yet Adopted

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

In July 2012, the FASB updated the accounting guidance related to annual and interim indefinite-lived intangible asset impairment testing. The updated accounting guidance allows entities to first assess qualitative factors before performing a quantitative assessment of the fair value of indefinite-lived intangible assets. If it is determined on the basis of qualitative factors that the fair value of indefinite-lived intangible assets is more likely than not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. The updated guidance is effective for the Company beginning in the first quarter of fiscal year 2014 with early adoption permitted under certain circumstances. The Company will adopt this accounting guidance in the first quarter of fiscal year 2014 and does not expect it to have a material impact on the Company’s consolidated financial statements.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 – Discontinued Operations

Beginning in the third quarter of fiscal year 2012, the results of operations, assets, and liabilities of the Physio-Control business, which were previously presented as a component of the Cardiac and Vascular Group operating segment, are classified as discontinued operations.

On January 30, 2012, the Company completed the sale of the Physio-Control business to Bain Capital Partners, LLC. The Company sold $164 million in net assets and received $386 million in net cash, excluding potential earn-outs. Additionally, the Company entered into a Transition Services Agreement (TSA) with Physio-Control in which the Company is providing transition services to ensure continuity of business for Physio-Control as it establishes stand-alone processes separate from Medtronic. The TSA requires the Company to continue to provide certain back-office support functions to Physio-Control in the areas of finance, facilities, human resources, customer service, IT, quality and regulatory, and operations. The timeframe for these services ranges from three to 12 months following the closing date. The Company is being compensated for the services specified in the TSA. The Company records the income earned from the TSA in other expense, net in the condensed consolidated statements of earnings.

The following is a summary of the operating results of Physio-Control for discontinued operations for the three months ended July 29, 2011:

Three months ended
(in millions)	July 29, 2011
Discontinued operations:
Net sales	$103

Earnings from operations of Physio-Control	$8
Physio-Control divestiture-related costs	(5)
Income tax expense	(1)
Earnings from discontinued operations	$2

As Physio-Control was sold on January 30, 2012, only the prior period results are presented in the table above.

The Company reclassified $5 million of Physio-Control divestiture-related costs previously recorded in acquisition-related items within continuing operations on the condensed consolidated statements of earnings in the first quarter of fiscal year 2012 to discontinued operations. For further information on Physio-Control assets and liabilities sold, see Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 27, 2012.

Note 4 – Acquisitions and Acquisition-Related Items

The Company had no significant acquisitions during the three months ended July 27, 2012 or July 29, 2011.

Acquisition-Related Items

During the three months ended July 27, 2012, the Company recorded acquisition-related items of $5 million related to the change in fair value of contingent milestone payments associated with acquisitions subsequent to April 29, 2009. During the three months ended July 29, 2011, the Company recorded acquisition-related items of $13 million, of which $8 million related to the change in fair value of contingent milestone payments associated with acquisitions subsequent to April 29, 2009, and $5 million related to transaction costs associated with the divestiture of Physio-Control previously recorded in acquisition-related items within continuing operations on the condensed consolidated statements of earnings and subsequently reclassified to discontinued operations in the third quarter of fiscal year 2012.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contingent Consideration

Certain of the Company’s business combinations or purchases of intellectual property involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels or achieving product development targets. Contingent consideration is recorded at the estimated fair value of the contingent milestone payments on the acquisition date for all acquisitions subsequent to April 24, 2009. The fair value of the contingent milestone consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within acquisition-related items in the condensed consolidated statements of earnings. The Company measures the initial liability and remeasures the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. See Note 8 for further information regarding fair value measurements.

Contingent consideration liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, probabilities of payment and projected payment dates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. Increases in projected revenues and probabilities of payment may result in higher fair value measurements. Increases in discount rates and the projected time to payment may result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement.

The recurring Level 3 fair value measurements of the contingent consideration liability include the following significant unobservable inputs:

($ in millions)	Fair Value at July 27, 2012	Valuation Technique	Unobservable Input	Range
			Discount rate	13% - 24%
Revenue-based payments	$210	Discounted cash flow	Probability of payment	25% - 100%
			Projected fiscal year of payment	2013 - 2019
			Discount rate	5.9%
Product development-based payments	$5	Discounted cash flow	Probability of payment	100%
			Projected fiscal year of payment	2013

At July 27, 2012, the estimated maximum potential amount of undiscounted future contingent consideration that the Company is expected to make associated with all completed business combinations or purchases of intellectual property prior to April 24, 2009 was approximately $228 million. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2013 to 2018 in order for the consideration to be paid.

The fair value of contingent milestone payments associated with acquisitions subsequent to April 24, 2009 was remeasured as of July 27, 2012 and April 27, 2012 at $215 million and $231 million, respectively. As of July 27, 2012, $184 million was reflected in other long-term liabilities and $31 million was reflected in other accrued expenses in the condensed consolidated balance sheet. As of April 27, 2012, $200 million was reflected in other long-term liabilities and $31million was reflected in other accrued expenses in the condensed consolidated balance sheet. The portion of the milestone payments related to the acquisition date fair value of contingent consideration has been reported as financing activities in the condensed consolidated statements of cash flows. Amounts paid in excess of the original acquisition date fair value of contingent consideration have been reported as operating activities in the condensed consolidated statements of cash flows. The following table provides a reconciliation of the beginning and ending balances of contingent milestone payments associated with acquisitions subsequent to April 24, 2009 measured at fair value that used significant unobservable inputs (Level 3):

	Three months ended
(in millions)	July 27, 2012	July 29, 2011
Beginning Balance	$231	$335
Purchase price contingent consideration	5	—
Contingent milestone payments	(26)	—
Change in fair value of contingent consideration	5	8
Ending Balance	$215	$343

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 – Certain Litigation Charges, Net

The Company classifies material litigation reserves and gains recognized as certain litigation charges, net. During the three months ended July 27, 2012 and July 29, 2011, there were no certain litigation charges, net.

Note 6 – Restructuring Charges

During the three months ended July 27, 2012 and July 29, 2011, the Company did not incur any restructuring charges.

Fiscal Year 2012 Initiative

In the fourth quarter of fiscal year 2012, the Company recorded a $118 million restructuring charge, which consisted of employee termination costs of $66 million, asset write-downs of $9 million, contract termination costs of $30 million, and other related costs of $13 million. The fiscal year 2012 initiative was designed to reduce general, administrative, and indirect distribution costs in certain organizations within the Company while prioritizing investment in research and development, and sales and marketing in those organizations within the Company where faster growth is anticipated, such as emerging markets and new therapies.

In connection with the fiscal year 2012 initiative, as of the end of the fourth quarter of fiscal year 2012, the Company had identified approximately 1,000 positions for elimination to be achieved through involuntary and voluntary separation. Of the 1,000 positions identified, approximately 500 positions have been eliminated as of July 27, 2012. The fiscal year 2012 initiative is scheduled to be substantially complete by the end of the fourth quarter of fiscal year 2013.

A summary of the activity related to the fiscal year 2012 initiative is presented below:

	Fiscal Year 2012 Initiative
(in millions)	Employee Termination Costs	Asset Write-downs	Other Costs	Total
Balance as of April 29, 2011	$—	$—	$—	$—
Restructuring charges	66	9	43	118
Payments/write-downs	(2)	(9)	(16)	(27)
Balance as of April 27, 2012	$64	$—	$27	$91
Payments/write-downs	(26)	—	(17)	(43)
Balance as of July 27, 2012	$38	$—	$10	$48

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 – Investments

The Company holds short-term and long-term investments, which consist primarily of marketable debt and equity securities.

Information regarding the Company’s short-term and long-term investments at July 27, 2012 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$3,764	$65	$(5)	$3,824
Auction rate securities	153	—	(24)	129
Mortgage-backed securities	997	9	(9)	997
U.S. government and agency securities	3,546	28	(4)	3,570
Foreign government and agency securities	64	—	—	64
Certificates of deposit	35	—	—	35
Other asset-backed securities	469	4	(1)	472
Marketable equity securities	115	160	(7)	268
Trading securities:
Exchange-traded funds	45	1	(1)	45
Cost method, equity method, and other investments	485	—	—	485
Total short-term and long-term investments	$9,673	$267	$(51)	$9,889

Information regarding the Company’s short-term and long-term investments at April 27, 2012 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$3,501	$47	$(7)	$3,541
Auction rate securities	153	—	(26)	127
Mortgage-backed securities	840	9	(10)	839
U.S. government and agency securities	3,046	38	—	3,084
Foreign government and agency securities	67	—	—	67
Certificates of deposit	47	—	—	47
Other asset-backed securities	535	3	(1)	537
Marketable equity securities	100	158	(5)	253
Trading securities:
Exchange-traded funds	45	2	(1)	46
Cost method, equity method, and other investments	508	—	—	508
Total short-term and long-term investments	$8,842	$257	$(50)	$9,049

Information regarding the Company’s available-for-sale and trading securities at July 27, 2012 and April 27, 2012 is as follows:

	July 27, 2012		April 27, 2012
(in millions)	Short-term	Long-term	Short-term	Long-term
Available-for-sale securities	$1,630	$7,729	$1,344	$7,151
Trading securities	—	45	—	46
Total	$1,630	$7,774	$1,344	$7,197

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables show the gross unrealized losses and fair values of the Company’s available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category as of July 27, 2012 and April 27, 2012:

	July 27, 2012
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$307	$(1)	$57	$(4)
Auction rate securities	—	—	128	(24)
Mortgage-backed securities	214	(1)	55	(8)
U.S. government and agency securities	441	(4)	—	—
Other asset-backed securities	—	—	2	(1)
Marketable equity securities	16	(7)	—	—
Total	$978	$(13)	$242	$(37)

	April 27, 2012
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$664	$(4)	$16	$(3)
Auction rate securities	—	—	127	(26)
Mortgage-backed securities	218	(2)	57	(8)
Other asset-backed securities	55	—	9	(1)
Marketable equity securities	24	(5)	—	—
Total	$961	$(11)	$209	$(38)

At July 27, 2012, the Company concluded that the unrealized losses associated with the available-for-sale securities detailed above were not other-than-temporary as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of the amortized cost basis.

Activity related to the Company’s short-term and long-term investment portfolio is as follows:

	Three months ended
	July 27, 2012		July 29, 2011
(in millions)	Debt (a)	Equity (b)	Debt (a)	Equity (b)
Proceeds from sales	$1,418	$24	$1,561	$41
Gross realized gains	17	8	10	5
Gross realized losses	(3)	—	(2)	—
Impairment losses recognized	—	(6)	(1)	—

(a) Includes available-for-sale debt securities.
(b) Includes marketable equity securities, cost method, equity method, exchange-traded funds, and other investments.

The total other-than-temporary impairment losses on available-for-sale debt securities for the three months ended July 27, 2012 and July 29, 2011 were $1 million for both periods, of which $1 million and less than $1 million, respectively, were recognized in other comprehensive income and less than $1 million and $1 million, respectively, were recognized in earnings. These charges relate to credit losses on certain mortgage-backed securities and other asset-backed securities. The amount of credit losses represents the difference between the present value of cash flows expected to be collected on these securities and the amortized cost. Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which invested, the Company believes it has recorded all necessary other-than-temporary impairments as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of the amortized cost.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows the credit loss portion of other-than-temporary impairments on debt securities held by the Company as of the dates indicated and the corresponding changes in such amounts:

	Three months ended
(in millions)	July 27, 2012	July 29, 2011
Beginning Balance	$20	20
Credit losses recognized on securities previously not impaired	—	1
Reductions for securities sold during the period	—	(1)
Ending Balance	$20	$20

The July 27, 2012 balance of available-for-sale debt securities by contractual maturity is shown in the following table at fair value. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows, assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	July 27, 2012
Due in one year or less	$2,302
Due after one year through five years	5,917
Due after five years through ten years	728
Due after ten years	144
Total debt securities	$9,091

As of July 27, 2012 and April 27, 2012, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method was $485 million and $508 million, respectively. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment. The July 27, 2012 cost method, equity method, and other investments balance includes $132 million of investments in a public company which have trading restrictions through December 31, 2013. These investments will be reclassified to available-for-sale marketable equity securities when the restriction is within one year of lapsing.

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

Note 8 – Fair Value Measurements

The Company follows the authoritative guidance on fair value measurements and disclosures, with respect to assets and liabilities that are measured at fair value on both a recurring and nonrecurring basis. Under this guidance, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy is broken down into three levels. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Descriptions of the three levels of the fair value hierarchy are discussed in Note 7 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 27, 2012.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

See the section below titled Valuation Techniques for further discussion of how the Company determines fair value for financial assets and liabilities.

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The authoritative guidance is principally applied to financial assets and liabilities such as marketable equity securities and debt and equity securities that are classified and accounted for as trading, available-for-sale, and derivative instruments. Derivatives include cash flow hedges, freestanding derivative forward contracts, and interest rate swaps. These items are marked-to-market at each reporting period. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurements Using Inputs Considered as
(in millions)	July 27, 2012	Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$3,824	$—	$3,814	$10
Auction rate securities	129	—	—	129
Mortgage-backed securities	997	—	969	28
U.S. government and agency securities	3,570	1,740	1,830	—
Foreign government and agency securities	64	—	64	—
Certificates of deposit	35	—	35	—
Other asset-backed securities	472	—	466	6
Marketable equity securities	268	268	—	—
Exchange-traded funds	45	45	—	—
Derivative assets	408	198	210	—
Total assets	$9,812	$2,251	$7,388	$173

Liabilities:
Derivative liabilities	$143	$49	$94	$—
Total liabilities	$143	$49	$94	$—

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value as of	Fair Value Measurements Using Inputs Considered as
(in millions)	April 27, 2012	Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$3,541	$—	$3,531	$10
Auction rate securities	127	—	—	127
Mortgage-backed securities	839	—	810	29
U.S. government and agency securities	3,084	1,511	1,573	—
Foreign government and agency securities	67	—	67	—
Certificates of deposit	47	—	47	—
Other asset-backed securities	537	—	531	6
Marketable equity securities	253	253	—	—
Exchange-traded funds	46	46	—	—
Derivative assets	254	87	167	—
Total assets	$8,795	$1,897	$6,726	$172

Liabilities:
Derivative liabilities	$82	$37	$45	$—
Total liabilities	$82	$37	$45	$—

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

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain corporate debt securities, auction rate securities, certain mortgage-backed securities, and certain other asset-backed securities for which there was a decrease in the observability of market pricing for these investments. At July 27, 2012, with the exception of auction rate securities, these securities were valued using third-party pricing sources that incorporate transaction details such as contractual terms, maturity, timing, and amount of expected future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants. The fair value of auction rate securities is estimated by the Company using a discounted cash flow model, which incorporates significant unobservable inputs. The significant unobservable inputs used in the fair value measurement of the Company’s auction rate securities are time to principal recovery and illiquidity premium that is incorporated into the discount rate. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value of the securities. Additionally, the Company uses level 3 inputs in the measurement of contingent milestone payments and related liabilities for all acquisitions subsequent to April 24, 2009. See Note 4 for further information regarding contingent consideration.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the range of unobservable inputs utilized in the fair value measurement of auction rate securities classified as Level 3 as of July 27, 2012:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	Discounted cash flow	Years to principal recovery	2 yrs - 12 yrs (3 yrs)
		Illiquidity premium	6%

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the three months ended July 27, 2012 or July 29, 2011. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) for the three months ended July 27, 2012 and July 29, 2011:

Three months ended July 27, 2012
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities	Other asset- backed securities
Balance as of April 27, 2012	$172	$10	$127	$29	$6
Total unrealized gains/(losses) included in other comprehensive income	2	—	2	—	—
Settlements	(1)	—	—	(1)	—
Balance as of July 27, 2012	$173	$10	$129	$28	$6

Three months ended July 29, 2011
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities	Other asset- backed securities
Balance as of April 29, 2011	$191	$17	$133	$35	$6
Total realized losses and other-than- temporary impairment losses included in earnings	(1)	—	—	—	(1)
Total unrealized gains/(losses) included in other comprehensive income	2	—	1	—	1
Settlements	(2)	—	—	(2)	—
Balance as of July 29, 2011	$190	$17	$134	$33	$6

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Non-financial assets such as equity and other securities that are accounted for using the cost or equity method, goodwill and in-process research and development (IPR&D), intangible assets, and property, plant, and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized.

The Company holds investments in equity and other securities that are accounted for using the cost or equity method, which are classified as long-term investments in the condensed consolidated balance sheets. The aggregate carrying amount of these investments was $485 million as of July 27, 2012 and $508 million as of April 27, 2012. These cost or equity method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s cost or equity method investments is not estimated if there are no identified events or changes in circumstance that may have a significant adverse effect on the fair value of these investments. During the three months ended July 27, 2012, the Company determined that the fair values of certain cost method investments were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $6 million in impairment charges during the three months ended July 27, 2012. The Company did not record any impairment charges related to cost method investments during the three months ended July 29, 2011. The impairment charges related to the cost method investments were recorded in other expense, net in the condensed consolidated statements of earnings. These investments fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are privately held entities without quoted market prices. To determine the fair value of these investments, the Company used all pertinent financial information that was available related to the entities, including financial statements and market participant valuations from recent and proposed equity offerings.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company assesses the impairment of intangible assets annually in the third quarter and whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The aggregate carrying amount of intangible assets, excluding IPR&D, was $2.198 billion as of July 27, 2012 and $2.277 billion as of April 27, 2012. These assets are measured at fair value on a nonrecurring basis. The fair value of the Company’s intangible assets is not estimated if there is no change in events or circumstances that indicate the carrying amount of an intangible asset may not be recoverable. The Company did not record any intangible asset impairments during the three months ended July 27, 2012 or July 29, 2011.

The Company assesses the impairment of goodwill and IPR&D annually in the third quarter and whenever events or changes in circumstances indicate that the carrying amount may be impaired. The aggregate carrying amount of goodwill was $9.933 billion as of July 27, 2012 and $9.934 billion as of April 27, 2012. The aggregate carrying amount of IPR&D was $361 million as of July 27, 2012 and $370 million as of April 27, 2012. These assets are measured at fair value on a nonrecurring basis. The fair value of the Company’s goodwill and IPR&D is not estimated if there is no change in events or circumstances that indicate the carrying amount of goodwill or IPR&D may be impaired. The Company did not record any goodwill or IPR&D impairments during the three months ended July 27, 2012 or July 29, 2011. However, due to the nature of IPR&D projects, the Company may experience delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances or other failures to achieve a commercially viable product, and as a result, may record impairment losses in the future.

The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. The Company did not recognize any significant impairments of property, plant, and equipment during the three months ended July 27, 2012 or July 29, 2011.

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company’s long-term debt, including the short-term portion, as of July 27, 2012 was $10.169 billion compared to a principal value of $9.135 billion, and as of April 27, 2012 was $9.965 billion compared to a principal value of $9.138 billion. Fair value was estimated using quoted market prices for the public registered senior notes and senior convertible notes, classified as Level 1 within the fair value hierarchy, and quoted market prices for similar instruments for the term loan on capital lease buyout, classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

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

In separate transactions, the Company sold warrants to issue shares of the Company’s common stock at an exercise price of $76.56 per share in private transactions. Pursuant to these transactions, warrants for 41 million shares of the Company’s common stock may be settled over a specified period that began in July 2011 and warrants for 41 million shares of the Company’s common stock may be settled over a specified period beginning in July 2013. As of July 27, 2012, warrants for 41 million shares of the Company’s common stock had expired.

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

The following table provides equity and debt information for the 2013 Senior Convertible Notes under the convertible debt guidance.

	2013 Senior Convertible Notes
(in millions)	July 27, 2012	April 27, 2012
Carrying amount of the equity component	$547	$547

Principal amount of the 2013 Senior Convertible Notes	$2,200	$2,200
Unamortized discount	(67)	(90)
Net carrying amount	$2,133	$2,110

As of July 27, 2012, the unamortized balance of the debt discount will be amortized over the remaining life of the 2013 Senior Convertible Notes, which is less than one year. The following table provides interest rate and interest expense amounts related to the Senior Convertible Notes.

	2013 Senior Convertible Notes
	Three months ended
(in millions, except interest rate)	July 27, 2012	July 29, 2011
Effective interest rate	6.03%	6.03%
Interest cost related to contractual interest coupon	$9	$9
Interest cost related to amortization of the discount	$23	$21

Senior Notes

The Company has outstanding unsecured senior obligations including the $550 million 4.500 percent 2009 Senior Notes due 2014, the $1.250 billion 3.000 percent 2010 Senior Notes due 2015, the $600 million 4.750 percent 2005 Senior Notes due 2015, the $500 million 2.625 percent 2011 Senior Notes due 2016, the $400 million 5.600 percent 2009 Senior Notes due 2019, the $1.250 billion 4.45 percent 2010 Senior Notes due 2020, the $500 million 4.125 percent 2011 Senior Notes due 2021, the $675 million 3.125 percent 2012 Senior Notes due 2022, the $300 million 6.500 percent 2009 Senior Notes due 2039, the $500 million 5.550 percent 2010 Senior Notes due 2040, and the $400 million 4.500 percent 2012 Senior Notes due 2042 (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remains in compliance with as of July 27, 2012. The Company used the net proceeds from the sale of the Senior Notes primarily for working capital and general corporate uses, which include the repayment of other indebtedness of the Company. For additional information regarding the terms of these agreements, refer to Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 27, 2012.

As of July 27, 2012, the Company had interest rate swap agreements designated as fair value hedges of certain underlying fixed rate obligations including the Company’s $1.250 billion 3.000 percent 2010 Senior Notes due 2015, $600 million 4.750 percent 2005 Senior Notes due 2015, the Company’s $500 million 2.625 percent 2011 Senior Notes due 2016, the Company’s $500 million 4.125 percent 2011 Senior Notes due 2021, and the Company’s $675 million 3.125 percent 2012 Senior Notes due 2022. For additional information regarding the interest rate swap agreements, refer to Note 10.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commercial Paper

The Company maintains a commercial paper program that allows the Company to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of July 27, 2012 and April 27, 2012, outstanding commercial paper totaled $1.000 billion and $950 million, respectively. During the three months ended July 27, 2012, the weighted average original maturity of the commercial paper outstanding was approximately 61 days, and the weighted average interest rate was 0.15 percent. The issuance of commercial paper reduces the amount of credit available under the Company’s existing lines of credit.

Bank Borrowings

Bank borrowings consist primarily of borrowings from non-U.S. banks at interest rates considered favorable by management and where natural hedges can be gained for foreign exchange purposes and borrowings from U.S. banks.

Lines of Credit

The Company has committed and uncommitted lines of credit with various banks. The committed lines of credit include a four-year $2.250 billion syndicated credit facility dated December 9, 2010 that will expire on December 9, 2014 (Credit Facility). The Credit Facility provides the Company with the ability to increase its capacity by an additional $500 million at any time during the four-year term of the agreement. The Company can also request extension of the Credit Facility maturity date for one additional year, at the first and second anniversary date of the Credit Facility. The Credit Facility provides backup funding for the commercial paper program, and therefore, the issuance of commercial paper reduces the amount of credit available under the committed lines of credit. As of July 27, 2012 and April 27, 2012, no amounts were outstanding on the committed lines of credit.

Interest rates on these borrowings are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the credit facilities and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which the Company remains in compliance with as of July 27, 2012.

Note 10 – Derivatives and Foreign Exchange Risk Management

The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets, liabilities, and probable commitments. At inception of the forward contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of the derivative instruments are the Euro and the Japanese Yen. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding at July 27, 2012 and April 27, 2012 was $5.355 billion and $5.136 billion, respectively. The aggregate currency exchange rate gains/(losses) were $19 million and $(56) million for the three months ended July 27, 2012 and July 29, 2011, respectively. These gains/(losses) represent the net impact to the condensed consolidated statements of earnings for the derivative instruments presented below, offset by remeasurement (losses)/gains on foreign currency denominated assets and liabilities.

The information that follows explains the various types of derivatives and financial instruments used by the Company, how and why the Company uses such instruments, how such instruments are accounted for, and how such instruments impact the Company’s condensed consolidated balance sheets and statements of earnings.

Freestanding Derivative Forward Contracts

Freestanding derivative forward contracts are used to offset the Company’s exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized currently in earnings, thereby offsetting the current earnings effect of the related change in U.S. dollar value of foreign currency denominated assets and liabilities. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts, not designated as hedging instruments, outstanding as of July 27, 2012 and April 27, 2012, was $2.302 billion and $2.039 billion, respectively.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amount of gains/(losses) and location of the gains/(losses) in the condensed consolidated statements of earnings related to derivative instruments not designated as hedging instruments for the three months ended July 27, 2012 and July 29, 2011 are as follows:

(in millions)		Three months ended
Derivatives Not Designated as Hedging Instruments	Location	July 27, 2012	July 29, 2011
Foreign currency exchange rate contracts	Other expense, net	$47	$(17)

Cash Flow Hedges

Foreign Currency Exchange Rate Risk
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. No gains or losses relating to ineffectiveness of cash flow hedges were recognized in earnings during the three months ended July 27, 2012 or July 29, 2011. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued during the three months ended July 27, 2012 or July 29, 2011. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at July 27, 2012 and April 27, 2012, was $3.053 billion and $3.097 billion, respectively, and will mature within the subsequent three-year period.

The amount of gains/(losses) and location of the gains/(losses) in the condensed consolidated statements of earnings and other comprehensive income (OCI) related to foreign currency exchange rate contract derivative instruments designated as cash flow hedges for the three months ended July 27, 2012 and July 29, 2011 are as follows:

Three months ended
July 27, 2012

	Gross Gains/(Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains/(Losses) on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$109	Other expense, net	$23
		Cost of products sold	(2)
Total	$109		$21

Three months ended
July 29, 2011

	Gross Gains/(Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains/(Losses) on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$20	Other expense, net	$(54)
		Cost of products sold	8
Total	$20		$(46)

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Forecasted Debt Issuance Interest Rate Risk
Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. For forward starting interest rate derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and beginning in the period or periods in which the planned debt issuance occurs, the gain or loss is then reclassified into interest expense, net over the term of the related debt. As of July 27, 2012, the Company had $1.250 billion of pay fixed, forward starting interest rate swaps with a weighted average fixed rate of 2.78 percent, which were entered into in advance of planned debt issuances.

The market value of outstanding forward starting interest rate swap derivative instruments at July 27, 2012 and April 27, 2012 was an unrealized loss of $94 million and $45 million, respectively. These unrealized losses were recorded in other long-term liabilities with the offset recorded in OCI in the condensed consolidated balance sheets.

As of July 27, 2012 and April 27, 2012, the Company had $40 million and $6 million in after-tax net unrealized gains associated with cash flow hedging instruments recorded in accumulated other comprehensive loss, respectively. The Company expects that $90 million of unrealized gains as of July 27, 2012 will be reclassified into the condensed consolidated statements of earnings over the next 12 months.

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

As of July 27, 2012 and April 27, 2012, the Company had interest rate swaps in gross notional amounts of $2.625 billion designated as fair value hedges of underlying fixed rate obligations. As of July 27, 2012, outstanding interest rate swap agreements were designated as fair value hedges of underlying fixed rate obligations including the Company’s $1.250 billion 3.000 percent 2010 Senior Notes due 2015, the $600 million 4.750 percent 2005 Senior Notes due 2015, the $500 million 2.625 percent 2011 Senior Notes due 2016, the $500 million 4.125 percent 2011 Senior Notes due 2021, and the $675 million 3.125 percent 2012 Senior Notes due 2022. For additional information regarding the terms of the Company’s interest rate swap agreements, refer to Note 10 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 27, 2012.

The market value of outstanding interest rate swap agreements was a $210 million unrealized gain and the market value of the hedged item was a $210 million unrealized loss at July 27, 2012, which were recorded in other assets with the offset recorded in long-term debt in the condensed consolidated balance sheet. No hedge ineffectiveness was recorded as a result of these fair value hedges for the three months ended July 27, 2012. Less than $1 million of hedge ineffectiveness was recorded as a result of these fair value hedges for the three months ended July 29, 2011, which was recorded as an increase in interest expense, net in the condensed consolidated statements of earnings.

During the three months ended July 27, 2012 and July 29, 2011, the Company did not have any ineffective fair value hedging instruments. In addition, the Company did not recognize any gains or losses during the three months ended July 27, 2012 or July 29, 2011 on firm commitments that no longer qualify as fair value hedges.

Balance Sheet Presentation

The following table summarizes the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets as of July 27, 2012 and April 27, 2012. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not, and are further segregated by type of contract within those two categories.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

July 27, 2012

	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$171	Other accrued expenses	$37
Interest rate contracts	Other assets	210	Other long-term liabilities	94
Foreign currency exchange rate contracts	Other assets	26	Other long-term liabilities	11
Total derivatives designated as hedging instruments		$407		$142

Derivatives not designated as hedging instruments

Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$1	Other accrued expenses	$1
Total derivatives not designated as hedging instruments		$1		$1

Total derivatives		$408		$143

April 27, 2012

	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments

Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$74	Other accrued expenses	$33
Interest rate contracts	Other assets	167	Other long-term liabilities	45
Foreign currency exchange rate contracts	Other assets	13	Other long-term liabilities	2
Total derivatives designated as hedging instruments		$254		$80

Derivatives not designated as hedging instruments

Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$—	Other accrued expenses	$2
Total derivatives not designated as hedging instruments		$—		$2

Total derivatives		$254		$82

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of interest- bearing investments, forward exchange derivative contracts, and trade accounts receivable.

The Company maintains cash and cash equivalents, investments, and certain other financial instruments (including currency exchange rate and interest rate derivative contracts) with various major financial institutions. The Company performs periodic evaluations of the relative credit standings of these financial institutions and limits the amount of credit exposure with any one institution. In addition, the Company has collateral credit agreements with its primary derivatives counterparties. Under these agreements, either party may be required to post eligible collateral when the market value of transactions covered by the agreement exceeds specific thresholds, thus limiting credit exposure for both parties. As of July 27, 2012 and April 27, 2012, no collateral was posted by either the Company or its counterparties.

Global concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. However, a significant amount of trade receivables are with hospitals that are dependent upon governmental health care systems in many countries. The current economic conditions in many countries outside the U.S. (particularly the recent economic challenges faced by Italy, Spain, Portugal, and Greece), have deteriorated and may continue to increase the average length of time it takes the Company to collect on its outstanding accounts receivable in these countries as certain payment patterns have been impacted. As of July 27, 2012 and April 27, 2012, the Company’s aggregate accounts receivable balance for Italy, Spain, Portugal, and Greece, net of the allowance for doubtful accounts, was $701 million and $967 million, respectively. The Company continues to monitor the creditworthiness of customers located in these and other geographic areas. Historically, accounts receivable balances with certain customers in these countries have accumulated over time and were subsequently settled as large lump-sum payments. In the first quarter of fiscal year 2013, the Company received a $212 million payment in Spain. Although the Company does not currently foresee a significant credit risk associated with the outstanding accounts receivable, repayment is dependent upon the financial stability of the economies of these countries. As of July 27, 2012 and April 27, 2012, no one customer represented more than 10 percent of the Company’s outstanding accounts receivable.

Note 11 – Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

(in millions)	July 27, 2012	April 27, 2012
Finished goods	$1,229	$1,175
Work in process	271	288
Raw materials	354	337
Total	$1,854	$1,800

Note 12 – Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill for the three months ended July 27, 2012 are as follows:

(in millions)	Cardiac and Vascular Group	Restorative Therapies Group	Total
Balance as of April 27, 2012	$2,636	$7,298	$9,934
Goodwill as a result of acquisitions	—	12	12
Purchase accounting adjustments, net	—	1	1
Currency adjustment, net	(7)	(7)	(14)
Balance as of July 27, 2012	$2,629	$7,304	$9,933

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balances of intangible assets, net, excluding goodwill, as of July 27, 2012 and April 27, 2012 are as follows:

(in millions)	Purchased Technology and Patents	Trademarks and Tradenames	Acquired IPR&D	Other	Total
Amortizable intangible assets as of July 27, 2012:
Original cost	$3,574	$374	$361	$148	$4,457
Accumulated amortization	(1,482)	(309)	—	(107)	(1,898)
Carrying value	$2,092	$65	$361	$41	$2,559

Amortizable intangible assets as of April 27, 2012:
Original cost	$3,604	$373	$370	$148	$4,495
Accumulated amortization	(1,440)	(307)	—	(101)	(1,848)
Carrying value	$2,164	$66	$370	$47	$2,647

Amortization expense for the three months ended July 27, 2012 and July 29, 2011 was $80 million and $86 million, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets, excluding any possible future amortization associated with acquired IPR&D, which has not met technological feasibility, is as follows:

(in millions) Fiscal Year	Estimated Amortization Expense
Remaining 2013	$236
2014	306
2015	289
2016	276
2017	255
2018	239
Thereafter	597
Total estimated amortization expense	$2,198

Note 13 – Warranty Obligation

The Company offers a warranty on various products. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the net costs to repair or otherwise satisfy the claim. The Company includes the covered costs associated with field actions, if any, in cost of products sold in the Company’s condensed consolidated statements of earnings. The Company includes the warranty obligation in other accrued expenses and other long-term liabilities on the Company’s condensed consolidated balance sheets.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in the Company’s product warranty obligations during the three months ended July 27, 2012 and July 29, 2011 consisted of the following:

	Three months ended
(in millions)	July 27, 2012	July 29, 2011
Balance at the beginning of the period	$31	$35
Warranty claims provision	6	5
Settlements made	(6)	(6)
Balance at the end of the period	$31	$34

Note 14 – Interest Expense, Net

Interest income and interest expense for the three months ended July 27, 2012 and July 29, 2011 are as follows:

	Three months ended
(in millions)	July 27, 2012	July 29, 2011
Interest income	$(56)	$(45)
Interest expense	89	77
Interest expense, net	$33	$32

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

Note 15 – Income Taxes

The Company’s effective tax rates from continuing operations for the three months ended July 27, 2012 and July 29, 2011, were 20.59 percent and 19.55 percent, respectively. The increase in the Company’s effective tax rate for the three months ended July 27, 2012 was primarily due to the expiration of the U.S. federal research and development tax credit on December 31, 2011 and the tax cost associated with the finalization of certain income tax returns and changes to uncertain tax position reserves recorded during the quarter ended July 27, 2012.

During the three months ended July 27, 2012, the Company recorded a $5 million net cost associated with the finalization of certain income tax returns and changes to uncertain tax position reserves. These tax adjustments are operational in nature and are recorded in provision for income taxes on the condensed consolidated statement of earnings.

During the three months ended July 27, 2012, the Company’s gross unrecognized tax benefits increased from $917 million to $932 million. In addition, the Company has accrued interest and penalties of $129 million as of July 27, 2012. If all of the Company’s unrecognized tax benefits were recognized, approximately $873 million would impact the Company’s effective tax rate. The Company records the gross unrecognized tax benefit as a long-term liability as it does not expect significant payments to occur or the total amount of unrecognized tax benefits to change significantly over the next 12 months.

The Company will continue to recognize interest and penalties related to income tax matters in the provision for income taxes in the condensed consolidated statements of earnings and record the liability in the current or long-term accrued income taxes in the condensed consolidated balance sheets, as appropriate.

As of July 27, 2012, there were no changes to significant unresolved matters with the U.S. Internal Revenue Service or foreign tax authorities from what the Company disclosed in its Annual Report on Form 10-K for the year ended April 27, 2012.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended
(in millions, except per share data)	July 27, 2012	July 29, 2011
Numerator:
Earnings from continuing operations	$864	$819
Earnings from discontinued operations	—	2
Net earnings	$864	$821
Denominator:
Basic – weighted average shares outstanding	1,029.8	1,063.5
Effect of dilutive securities:
Employee stock options	1.4	1.2
Employee restricted stock units	5.7	4.7
Other	0.2	0.2
Diluted – weighted average shares outstanding	1,037.1	1,069.6

Basic earnings per share:
Earnings from continuing operations	$0.84	$0.77
Earnings from discontinued operations	$—	$—
Net earnings	$0.84	$0.77
Diluted earnings per share:
Earnings from continuing operations	$0.83	$0.77
Earnings from discontinued operations	$—	$—
Net earnings	$0.83	$0.77

The calculation of weighted average diluted shares outstanding excludes options for approximately 48 million and 57 million shares of common stock for the three months ended July 27, 2012 and July 29, 2011, respectively, because their effect would be anti-dilutive on the Company’s earnings per share. For the three months ended July 27, 2012 and July 29, 2011, common share equivalents related to the Company’s $2.200 billion of Senior Convertible Notes were anti-dilutive as the market price of the Company’s stock was below the conversion price of the Senior Convertible Notes and, therefore, were excluded from the calculation of weighted average diluted shares.

Note 17 – Stock-Based Compensation

Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the components and classification of stock-based compensation expense recognized for the three months ended July 27, 2012 and July 29, 2011:

	Three months ended
(in millions)	July 27, 2012	July 29, 2011
Stock options	$11	$15
Restricted stock awards	21	22
Employee stock purchase plan	4	4
Total stock-based compensation expense	$36	$41

Cost of products sold	$3	$3
Research and development expense	7	7
Selling, general, and administrative expense	26	31
Total stock-based compensation expense	$36	$41

Income tax benefits	(10)	(11)

Total stock-based compensation expense, net of tax	$26	$30

Note 18 – Retirement Benefit Plans

The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans (post-retirement benefits), defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the plans includes the following components for the three months ended July 27, 2012 and July 29, 2011:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Three months ended		Three months ended		Three months ended
(in millions)	July 27, 2012	July 29, 2011 (a)	July 27, 2012	July 29, 2011 (a)	July 27, 2012	July 29, 2011 (a)
Service cost	$26	$23	$11	$11	$5	$5
Interest cost	23	22	7	7	4	4
Expected return on plan assets	(32)	(30)	(8)	(9)	(4)	(4)
Amortization of net actuarial loss	18	11	2	1	1	1
Net periodic benefit cost	$35	$26	$12	$10	$6	$6

(a) Components of the net periodic benefit cost for the three months ended July 29, 2011 include balances related to Physio-Control.

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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Sprint Fidelis Product Liability Matters

In 2007, a putative class action was filed in the Ontario Superior Court of Justice in Canada seeking damages for personal injuries allegedly related to the Company’s Sprint Fidelis family of defibrillation leads. On October 20, 2009, the court certified a class proceeding but denied class certification on plaintiffs’ claim for punitive damages. Pretrial proceedings are underway. The Company has not recorded an expense related to damages in connection with that matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.

Shareholder Related Matters

On December 10, 2008, the Minneapolis Firefighters’ Relief Association filed a putative class action complaint against the Company and certain current and former officers in the U.S. District Court for the District of Minnesota, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 in connection with the INFUSE bone graft product. On March 30, 2012, the Company announced that the parties had agreed to a class-wide settlement, pending notification to class members and subject to final court approval.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recorded an expense of $90 million related to probable and reasonably estimated damages under U.S. GAAP in connection with this settlement in the fourth quarter of fiscal year 2012, and paid out the applicable portion of such funds to the plaintiffs’ trust account in August 2012.

On March 12, 2012, Charlotte Kococinski filed a shareholder derivative action against both the Company and certain of its current and former officers and members of the Board of Directors in the U.S. District Court for the District of Minnesota, setting forth certain allegations, including a claim that defendants violated various purported duties in connection with the INFUSE bone graft product and otherwise. In May 2012, Daniel Himmel and the Saratoga Advantage Trust commenced two other separate shareholder derivative actions in Hennepin County, Minnesota, District Court against the same defendants, and making allegations similar to those, in the Kococinski case. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from these matters.

Mirowski

Medtronic is a licensee to the RE 38,119 patent (‘119 Patent) and RE 38,897 patent (‘897 Patent) owned by Mirowski Family Ventures, LLC (Mirowski) relating to the treatment of hemodynamic dysfunction. Medtronic and Mirowski dispute the application of the ‘119 and ‘897 Patents to certain Medtronic cardiac resynchronization products. On December 17, 2007, Medtronic filed an action in U.S. District Court for the District of Delaware seeking a declaration that none of its products infringe any valid claims of either the ‘119 or ‘897 Patents. If certain conditions are fulfilled, the ‘119 and/or ‘897 Patents are determined to be valid, and the Medtronic products are found to infringe the ‘119 and/or ‘897 Patents, Medtronic will be obligated to pay royalties to Mirowski based upon sales of certain cardiac resynchronization therapy- defibrillator (CRT-D) products. A bench trial concluded on March 13, 2010. On March 30, 2011, the trial court entered a judgment of non-infringement in Medtronic’s favor. Mirowski has appealed that decision to the U.S. Court of Appeals for the Federal Circuit. The Company has not recorded an expense pursuant to U.S. GAAP requirements in connection with this matter because any loss is not probable or reasonably estimable.

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

The Company has received subpoenas or document requests from certain government bodies seeking information regarding sales, marketing, clinical and other information relating to the INFUSE bone graft product, including civil investigative demands from the Attorneys General in Massachusetts, California, Oregon, and Illinois. The Company is fully cooperating with these requests.

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

Note 20 – Segment and Geographic Information

Segment information
On January 30, 2012, the Company completed its sale of Physio-Control. Beginning in the third quarter of fiscal year 2012, the results of operations, assets, and liabilities of the Physio-Control business, which were previously presented as a component of the Cardiac and Vascular Group operating segment, are classified as discontinued operations for all periods presented, and therefore, are no longer presented in the Cardiac and Vascular Group operating segment. See Note 3 for further information regarding discontinued operations.

The Company’s Cardiac and Vascular Group consists of four businesses: Cardiac Rhythm Disease Management (CRDM), Coronary, Structural Heart, and Endovascular. The primary products sold by this operating segment include those for cardiac rhythm disorders and cardiovascular disease. The Company’s Restorative Therapies Group consists of four businesses: Spine, Neuromodulation, Diabetes, and Surgical Technologies. The primary products sold by this operating segment include those for spinal conditions and musculoskeletal trauma, neurological disorders, urological and digestive disorders, diabetes, and ear, nose, and throat conditions.

The Company’s management evaluates performance and allocates resources based on profit and loss from operations before income taxes and interest expense, net, not including restructuring charges, net, certain litigation charges, net, and acquisition-related items. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 27, 2012.

Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. Net sales and earnings before income taxes by reportable segment are as follows:

	Three months ended
(in millions)	July 27, 2012	July 29, 2011
Cardiac and Vascular Group	$2,115	$2,103
Restorative Therapies Group	1,893	1,843
Total Net Sales	$4,008	$3,946

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended
(in millions)	July 27, 2012	July 29, 2011
Cardiac and Vascular Group	$738	$702
Restorative Therapies Group	489	491
Total Reportable Segments’ Earnings Before Income Taxes	1,227	1,193
Acquisition-related items	(5)	(8)
Interest expense, net	(33)	(32)
Corporate	(101)	(135)
Earnings From Continuing Operations Before Income Taxes	$1,088	$1,018

The following table presents the Company’s net assets by reportable segment:

(in millions)	July 27, 2012	April 27, 2012
Cardiac and Vascular Group	$7,057	$7,004
Restorative Therapies Group	11,421	11,313
Total Net Assets of Reportable Segments	18,478	18,317
Short-term borrowings	(3,391)	(3,274)
Long-term debt	(7,386)	(7,359)
Corporate	9,554	9,429
Total Net Assets	$17,255	$17,113

Geographic information
Net sales to external customers by geography are as follows:

	Three months ended
(in millions)	July 27, 2012	July 29, 2011
United States	$2,227	$2,146
Europe and Canada	961	1,022
Asia Pacific	404	398
Other Foreign	416	380
Total Net Sales	$4,008	$3,946

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNDERSTANDING OUR FINANCIAL INFORMATION

The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic, Inc. and its subsidiaries (Medtronic or the Company). For a full understanding of financial condition and results of operations, you should read this discussion along with management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended April 27, 2012. In addition, you should read this discussion along with our condensed consolidated financial statements and related notes thereto as of July 27, 2012.

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

Financial Trends

Throughout this management’s discussion and analysis, you will read about transactions or events that materially contribute to or reduce earnings and materially affect financial trends. We refer to these transactions and events as special charges (such as asset impairments), restructuring charges, net, certain litigation charges, net, acquisition-related items, or certain tax adjustments. These charges, or benefits, result from facts and circumstances that vary in frequency and/or impact to operations. While understanding these charges or benefits is important to understanding and evaluating financial trends, other transactions or events may also have a material impact on financial trends. A complete understanding of the special charges, restructuring charges, net, certain litigation charges, net, acquisition-related items, and certain tax adjustments is necessary in order to estimate the likelihood that financial trends will continue.

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

We operate under two reportable segments and two operating segments, the Cardiac and Vascular Group (composed of the Cardiac Rhythm Disease Management (CRDM), Coronary, Structural Heart, and Endovascular businesses) and the Restorative Therapies Group (composed of the Spine, Neuromodulation, Diabetes, and Surgical Technologies businesses).

Net earnings for the first quarter of fiscal year 2013 were $864 million, or $0.83 per diluted share, as compared to net earnings (including Physio-Control) of $821 million, or $0.77 per diluted share for the first quarter of fiscal year 2012, representing an increase of 5 percent and 8 percent, respectively. Net earnings for the three months ended July 27, 2012 and July 29, 2011 included after-tax acquisition-related items that decreased net earnings by $5 million and $8 million and had less than a $0.01 and a $0.01 negative impact on diluted earnings per share, respectively. See further discussion of these charges in the “Restructuring Charges and Acquisition-Related Items” section of this management’s discussion and analysis.

The table below illustrates net sales by operating segment for the three months ended July 27, 2012 and July 29, 2011:

	Three months ended
(dollars in millions)	July 27, 2012	July 29, 2011	% Change
Cardiac and Vascular Group	$2,115	$2,103	1%
Restorative Therapies Group	1,893	1,843	3
Total Net Sales	$4,008	$3,946	2%

Net sales for the three months ended July 27, 2012 were $4.008 billion, an increase of 2 percent from the same period in the prior fiscal year. Foreign currency translation had an unfavorable impact of $119 million on net sales when compared to the same period in the prior fiscal year. The net sales growth was driven by an increase of 1 percent in our Cardiac and Vascular Group and an increase of 3 percent in our Restorative Therapies Group when compared to the same period in the prior fiscal year. The Cardiac and Vascular Group’s performance was primarily a result of strong net sales in Coronary, Endovascular, and AF Solutions, and solid growth in Structural Heart, partially offset by declines in CRDM defibrillation and pacing systems. The Cardiac and Vascular Group’s performance was favorably impacted by new products, partially offset by competitive pricing pressures and continued negative growth of certain markets, particularly defibrillation and pacing systems. However, in the first quarter of fiscal year 2013 the U.S defibrillation systems market continued to show signs of stabilization. Our Restorative Therapies Group’s performance was driven by strong net sales in Surgical Technologies, as well as solid growth in Diabetes and Neuromodulation, partially offset by weaker net sales in Spine, primarily driven by BMP (comprised of INFUSE bone graft (InductOs in the European Union) sales). The Restorative Therapies Group’s performance was favorably impacted by the recent launch of notable products, the acquisitions of Salient Surgical Technologies, Inc. (Salient) and PEAK Surgical, Inc. (PEAK) in the second quarter of fiscal year 2012, signs of stabilization in the U.S. Core Spine market, and negatively impacted by continued payer scrutiny and competition. See our discussion in the “Net Sales” section of this management’s discussion and analysis for more information on the results of our operating segments.

We remain committed to our Mission of developing lifesaving and life-enhancing therapies to alleviate pain, restore health, and extend life.

CRITICAL ACCOUNTING ESTIMATES

We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S.) (U.S. GAAP). Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 27, 2012.

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

Legal Proceedings

We are involved in a number of legal actions involving product liability, intellectual property disputes, shareholder derivative actions, securities class actions, and other class actions. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief (including injunctions barring the sale of products that are the subject of the lawsuit), that could require significant expenditures or result in lost revenues. In accordance with U.S. GAAP, we record a liability in our condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the condensed consolidated financial statements. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, or punitive damages; or could result in a change in business practice. Our significant legal proceedings are discussed in Note 19 to the current period’s condensed consolidated financial statements. While it is not possible to predict the outcome for most of the matters discussed in Note 19 to the current period’s condensed consolidated financial statements, we believe it is possible that costs associated with them could have a material adverse impact on our consolidated earnings, financial position, or cash flows.

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

In the event there is a special charge, restructuring charge, net, certain litigation charge, net, and/or acquisition-related items recognized in our operating results, the tax cost or benefit attributable to that item is separately calculated and recorded. Because the effective rate can be significantly impacted by these discrete items that take place in the period, we often refer to our tax rate using both the effective rate and the non-GAAP nominal tax rate. The non-GAAP nominal tax rate is defined as the income tax provision as a percentage of earnings before income taxes, excluding special charges, restructuring charges, net, certain litigation charges, net, acquisition-related items, and certain tax adjustments. We believe this resulting non-GAAP financial measure provides useful information to investors because it excludes the effect of these discrete items so that investors can compare our recurring results over multiple periods. Investors should consider this non-GAAP measure in addition to, and not as a substitute for, financial performance measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP financial measure may not be the same or similar to measures presented by other companies.

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

The Company’s overall tax rate from continuing operations including the tax impact of acquisition-related items has resulted in an effective tax rate of 20.59 percent for the three months ended July 27, 2012. Excluding the impact of acquisition-related items, our operational and tax strategies have resulted in a non-GAAP nominal tax rate of 20.52 percent, versus the U.S. Federal statutory rate of 35.0 percent. An increase in our non-GAAP nominal tax rate of one percent would result in an additional income tax provision for the three months ended July 27, 2012 of approximately $11 million. See the discussion of our tax rate and the tax adjustments in the “Income Taxes” section of this management’s discussion and analysis.

Valuation of Other Intangible Assets, Including IPR&D, Goodwill and Contingent Consideration

When we acquire a business, the purchase price is allocated, as applicable, among identifiable intangible assets, including IPR&D, net tangible assets, and goodwill as required by U.S. GAAP. Our policy defines IPR&D as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to other intangible assets and IPR&D requires us to make significant estimates. These estimates include the amount and timing of projected future cash flows, the discount rate used to discount those cash flows to present value, the assessment of the asset’s life cycle and the consideration of legal, technical, regulatory, economic, and competitive risks. The amount of the purchase price allocated to other intangible assets, including IPR&D, and net tangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of measurement in accordance with accepted valuation standards.

IPR&D included in a business combination is capitalized as an indefinite-lived intangible asset. Development costs incurred after the acquisition are expensed as incurred. Upon receipt of regulatory approval, the indefinite-lived intangible asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the research and development project is abandoned, the indefinite-lived asset is charged to expense. IPR&D acquired outside of a business combination is expensed immediately.

Due to the uncertainty associated with research and development projects, there is risk that actual results will differ materially from the original cash flow projections and that the research and development project will result in a successful commercial product. The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, delay or failure to obtain required market clearances, delays or issues with patent issuance, or validity and litigation.

Contingent consideration is recorded at the acquisition date at the estimated fair value of the contingent consideration milestone payments for all acquisitions subsequent to April 24, 2009. The acquisition date fair value is measured based on the consideration expected to be transferred (probability-weighted), discounted back to present value. The discount rate used is determined at the time of measurement in accordance with accepted valuation methods. The fair value of the contingent milestone consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within acquisition-related items in our condensed consolidated statements of earnings. Changes to the fair value of contingent consideration liability can result from changes in discount rates and periods as well as changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving the milestones which trigger payment. Using different valuation assumptions including revenue or cash flow projections, growth rates, discount rates or probabilities of achieving the milestones could result in different purchase price allocations, amortization expense, and contingent consideration expense in the current or future periods.

Goodwill is the excess of the purchase price over the fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our condensed consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. Goodwill was $9.933 billion and $9.934 billion as of July 27, 2012 and April 27, 2012, respectively.

Other intangible assets include patents, trademarks, purchased technology, and IPR&D (since April 25, 2009). Intangible assets with a definite life are amortized on a straight-line or accelerated basis, as appropriate, with estimated useful lives ranging from three to 20 years. We review all intangible assets for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. Our impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future revenue and expense growth rates, selection of appropriate discount rate, asset groupings, and other assumptions and estimates. We use estimates that are consistent with our business plans and a market participant view of the assets being evaluated. Actual results may differ from our estimates. Other intangible assets, net of accumulated amortization, were $2.559 billion and $2.647 billion as of July 27, 2012 and April 27, 2012, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 2 to the current period’s condensed consolidated financial statements.

DISCONTINUED OPERATIONS

On January 30, 2012, we completed the sale of the Physio-Control business to Bain Capital Partners, LLC. We have classified the results of operations of the Physio-Control business, which were previously presented as a component of the Cardiac and Vascular Group operating segment, as discontinued operations in the consolidated statements of earnings for all periods presented. For more information regarding discontinued operations, refer to Note 3 to the current period’s condensed consolidated financial statements.

ACQUISITIONS

We had no significant acquisitions during the three months ended July 27, 2012 or July 29, 2011 that were accounted for as business combinations. We periodically acquire certain tangible and intangible assets from enterprises that do not otherwise qualify for accounting as a business combination. These transactions are largely reflected in the condensed consolidated statements of cash flows as a component of investing activities under other investing activities, net.

NET SALES

The table below illustrates net sales by product line and operating segment for the three months ended July 27, 2012 and July 29, 2011:

	Three months ended
(dollars in millions)	July 27, 2012	July 29, 2011	% Change
Defibrillation Systems	$675	$697	(3)%
Pacing Systems	463	508	(9)
AF and Other	55	48	15
CARDIAC RHYTHM DISEASE MANAGEMENT	1,193	1,253	(5)
CORONARY	433	389	11
STRUCTURAL HEART	280	275	2
ENDOVASCULAR	209	186	12
TOTAL CARDIAC AND VASCULAR GROUP	2,115	2,103	1
Core Spine	645	651	(1)
BMP	141	174	(19)
SPINE	786	825	(5)
NEUROMODULATION	419	397	6
DIABETES	364	355	3
SURGICAL TECHNOLOGIES	324	266	22
TOTAL RESTORATIVE THERAPIES GROUP	1,893	1,843	3
TOTAL	$4,008	$3,946	2%

Net sales for the three months ended July 27, 2012 were unfavorably impacted by foreign currency translation of $119 million, when compared to the same period of the prior fiscal year. The primary exchange rate movements that impacted our consolidated net sales growth were the U.S. dollar as compared to the Euro and the Japanese Yen. The impact of foreign currency fluctuations on net sales was not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” and Note 10 to the current period’s condensed consolidated financial statements for further details on currency exchange rate derivative instruments and our related risk management strategies.

Cardiac and Vascular Group

The Cardiac and Vascular Group is composed of the CRDM, Coronary, Structural Heart, and Endovascular businesses. The Cardiac and Vascular Group’s products include pacemakers, implantable defibrillators, leads and delivery systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation (AF), information systems for the management of patients with CRDM devices, coronary and peripheral stents and related delivery systems, therapies for uncontrolled hypertension, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group’s net sales for the three months ended July 27, 2012 were $2.115 billion, an increase of 1 percent over the same period in the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales of approximately $80 million compared to the same period in the prior fiscal year. The Cardiac and Vascular Group’s performance was primarily a result of strong sales in Coronary, Endovascular, and AF Solutions, and solid growth in Structural Heart, partially offset by declines in CRDM defibrillation and pacing systems. Additionally, the Cardiac and Vascular Group’s performance was favorably impacted by new products, partially offset by competitive pricing pressures and continued negative growth of certain markets, particularly defibrillation and pacing systems. See the more detailed discussion of each business’s performance below.

CRDM net sales for the three months ended July 27, 2012 were $1.193 billion, a decrease of 5 percent over the same period in the prior fiscal year. In fiscal year 2012, CRDM net sales were unfavorably impacted by a declining U.S. defibrillation systems market, which was caused by a number of factors. However, in the first quarter of fiscal year 2013 the U.S. defibrillation systems market continued to show signs of stabilization, as the market experienced the lowest level of decline in the past six quarters. In addition, procedure volumes and the rate of pricing declines were relatively stable. Net sales of our defibrillation system products declined primarily due to unfavorable foreign currency translation and market declines in the U.S. and Western Europe. The markets were impacted by a number of factors, including competition and the continued trend of reduced hospital inventory levels. The decline in net sales of our defibrillation products was partially offset by the continued acceptance of our Protecta SmartShock (Protecta) family of devices, which were launched in the U.S. during the fourth quarter of fiscal year 2011, and improved lead-to-port ratios and replacement share. Worldwide net sales of our pacing system products declined primarily due to unfavorable foreign currency translation and declines in the U.S. market caused by pricing pressures, declining implant volumes, and the continued trend of reduced hospital inventory levels. Worldwide net sales of our AF Solutions products increased primarily due to the continued acceptance in the U.S., and in certain markets outside the U.S., of the Arctic Front Cardiac CryoAblation Catheter system, which partially offset declines in defibrillation and pacing systems.

Coronary net sales for the three months ended July 27, 2012 were $433 million, an increase of 11 percent over the same period in the prior fiscal year. The increase in net sales was primarily due to the continued strength of the fourth quarter fiscal year 2012 U.S. launch of the Resolute Integrity drug-eluting coronary stent. Resolute Integrity’s deliverability and unique diabetes indication has received strong customer acceptance to date. The acquisition and continued integration of Ardian, Inc., which was acquired in January 2011, also contributed to the growth. Growth was partially offset by unfavorable foreign currency translation.

Structural Heart net sales for the three months ended July 27, 2012 were $280 million, an increase of 2 percent over the same period in the prior fiscal year. The increase in net sales was primarily driven by strong international sales of the CoreValve transcatheter aortic heart valves. Decreased net sales in the U.S. of surgical heart valve products due to competitive pressures and challenging market conditions partially offset growth.

Endovascular net sales for the three months ended July 27, 2012 were $209 million, an increase of 12 percent over the same period in the prior fiscal year. The increase in net sales was led by recent new product launches in our primary markets. The Endurant Abdominal Aortic Aneurysm (AAA) Stent Graft System, which launched in Japan in the third quarter of fiscal year 2012, as well as the Endurant II AAA Stent Graft System, which launched in Europe in the third quarter of fiscal year 2012 and in the U.S. in the first quarter of fiscal year 2013, drove the growth.

Looking ahead, we expect our Cardiac and Vascular Group could be impacted by the following:

•	Increasing pricing pressures, competition, and declining hospital inventory levels.

•

Fluctuations in U.S. market growth rates for our defibrillation system products. We believe that in fiscal year 2012 the U.S. market was negatively impacted by the ICD utilization article in the January 2011 Journal of the American Medical Association and the hospital utilization investigation by the DOJ. However, in the first quarter of fiscal year 2013, the U.S. defibrillation systems market continued to show signs of stabilization.

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

•

Future growth from the Viva/Brava family of CRT-D devices. The Viva/Brava family of CRT-D devices features a new algorithm, called AdaptivCRT, which improves patients’ response rate to CRT-D therapy by preserving the patients’ normal heart rhythms and by continually adapting to individual patient needs. Our Viva/Brava CRT-D devices received Conformité Européene (CE) Mark approval in August 2012.

•

Continued and future growth of pacing systems developed specifically for use in magnetic resonance imaging (MRI) machines. During the fourth quarter of fiscal year 2010, we launched Advisa MRI SureScan, our next generation MRI pacing system in Europe and, early in the fourth quarter of fiscal year 2011, we received U.S. Food and Drug Administration (FDA) approval for the Revo MRI SureScan, our first generation MRI pacing system in the U.S. Both Advisa MRI SureScan and Revo MRI SureScan are designed to address and mitigate interactions between the pacing system and the magnetic resonance imaging environment. We believe that these MRI compatible products will continue to protect recent share gains.

•

Continued and future growth from the launch of the Arctic Front system. The Arctic Front system is a cryoballoon indicated for the treatment of drug refractory paroxysmal atrial fibrillation. The cryoballoon treatment involves a minimally invasive procedure that efficiently creates circumferential lesions around the pulmonary vein, which is the source of erratic electrical signals that cause irregular heartbeat.

•

Continued and future acceptance of the Resolute Integrity drug-eluting coronary stent and the Integrity bare metal stent. The Resolute Integrity drug-eluting coronary stent was launched in the U.S. in February 2012, Europe in August 2010, and we launched in Japan at the end of August 2012. The Integrity platform features a laser-fused sinusoidal technology that is designed to significantly improve flexibility and conformability compared to the Driver stent and other technologies. While the global stent market continues to experience year-over-year declines, to date we have been successful in gaining share with this stent platform in those geographies where the product has been approved.

•

Continued and future acceptance of renal denervation. Commercially, we are still in the pre-reimbursement phase in many countries. Our Symplicity Catheter System addresses uncontrolled hypertension through renal denervation, or ablation of the nerves lining the renal arteries. It has received CE Mark approval, Australia’s Therapeutic Goods Administration listing, and approval in Canada in the fourth quarter of fiscal year 2012. We continue to enroll patients in our U.S. pivotal study, and remain on track for U.S. approval in fiscal year 2015.

•

Future growth in Japan from the Endurant AAA Stent Graft System and the Valiant Captiva Thoracic Stent Graft System. The Endurant AAA Stent Graft System received PMDA approval and was launched in Japan during the third quarter of fiscal year 2012. The Valiant Captivia Thoracic Stent Graft System was launched in the U.S. beginning in the fourth quarter of fiscal year 2012.

•

Continued and future acceptance of the Endurant II AAA Stent Graft System. Our Endurant II AAA Stent Graft System was launched in Europe in the third quarter of fiscal year 2012 and in the U.S. in the first quarter of fiscal year 2013.

•

Continued acceptance of our CoreValve transcatheter heart valve technologies for the replacement of the aortic valve. The CoreValve System has received CE Mark approval and is currently available outside the U.S. The CoreValve 31 millimeter received CE Mark approval in the first quarter of fiscal year 2012 and we launched our CoreValve Evolut 23 millimeter valve late in the first quarter of fiscal year 2013. Additionally, we continue to make progress on the CoreValve System in the U.S. pivotal study; we finished enrollment in the extreme risk arm in January 2012 and finished enrollment in the high risk arm in late August 2012. Also, we started our CoreValve pivotal trial in Japan during November 2011.

Restorative Therapies Group

The Restorative Therapies Group is composed of the Spine, Neuromodulation, Diabetes, and Surgical Technologies businesses. Products in the Restorative Therapies Group include products for various areas of the spine, bone graft substitutes, biologic products, implantable neurostimulation therapies and drug delivery devices for the treatment of chronic pain, movement disorders, obsessive-compulsive disorder (OCD), overactive bladder, urinary retention, fecal incontinence and gastroparesis, external insulin pumps, subcutaneous continuous glucose monitoring (CGM) systems, products to treat conditions of the ear, nose, and throat, and devices that incorporate advanced energy technology. Additionally, this group manufactures and sells image-guided surgery and intra-operative imaging systems. The Restorative Therapies Group’s net sales for the three months ended July 27, 2012 were $1.893 billion, an increase of 3 percent over the same period in the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales of approximately $39 million compared to the same period in the prior fiscal year. The Restorative Therapies Group’s performance resulted from strong net sales in Surgical Technologies, as well as solid growth in Diabetes and Neuromodulation, partially offset by weaker net sales in Spine, primarily driven by BMP. The Restorative Therapies Group’s performance was favorably impacted by the recent launch of notable products, the acquisitions of Salient and PEAK in the second quarter of fiscal year 2012, signs of stabilization in the U.S. Core Spine market, and negatively impacted by continued heightened payer scrutiny and competition. See the more detailed discussion of each business’s performance below.

Spine net sales for the three months ended July 27, 2012 were $786 million, a decrease of 5 percent over the same period in the prior fiscal year. Spine’s performance was negatively impacted by continued pricing and competitive pressures, unfavorable foreign currency translation, and a challenging reimbursement environment in certain of our major markets. However, the U.S. Core Spine market showed signs of stabilization in the first quarter of fiscal year 2013, as supported by the flat current period market and modest improvement over the past three quarters. A strong contributing factor to the decline in Spine’s sales was a 20 percent decline in U.S. sales of INFUSE bone graft over the same period in the prior fiscal year. The decline in INFUSE bone graft sales was primarily driven by the June 2011 articles in The Spine Journal as further described below. A slight decline in Core Spine net sales also negatively impacted Spine’s performance, primarily driven by negative performance in Kyphon Balloon Kyphoplasty (BKP) products. BKP’s sales declined 9 percent when compared to the same period in the prior fiscal year. The decline in BKP sales was due to the continued decrease in demand and competitive pricing pressures. Core Spine benefited from the ongoing launch of new product lines, including Solera and Atlantis Vision Elite cervical plates, and continued adoption of other biologics products, including MAGNIFUSE and GRAFTON.

Neuromodulation net sales for the three months ended July 27, 2012 were $419 million, an increase of 6 percent over the same period in the prior fiscal year. The increase in net sales was primarily due to continued launch of RestoreSensor spinal cord stimulator, partially offset by unfavorable foreign currency translation. Additionally, net sales growth of InterStim Therapy for overactive bladder, urinary retention, and bowel control and implant growth of Activa PC and RC deep brain stimulation (DBS) systems for movement disorders positively impacted net sales growth.

Diabetes net sales for the three months ended July 27, 2012 were $364 million, an increase of 3 percent over the same period in the prior fiscal year. The increase in net sales was led by international sales growth from our MiniMed Paradigm Veo System (Veo) and Enlite CGM sensor, partially offset by unfavorable foreign currency translation.

Surgical Technologies net sales for the three months ended July 27, 2012 were $324 million, an increase of 22 percent over the same period in the prior fiscal year. The increase in net sales was driven by strong U.S. sales of capital equipment, including our StealthStation S7, O-Arm, and Fusion IGS Systems, and from the second quarter fiscal year 2012 acquisitions of Salient and PEAK. Additionally, net sales were positively impacted by balanced growth of disposables and service revenue across our Power Systems, Monitoring, Imaging, and Navigation platforms.

Looking ahead, we expect our Restorative Therapies Group could be impacted by the following:

•	Growth in procedural volumes, mix impacts from changes in our product offerings, and competitive and pricing dynamics.

•

Market acceptance of innovative new products, such as our Solera product line and other biologics products, including MAGNIFUSE and GRAFTON products. In the second quarter of fiscal year 2012, we had a limited launch of Solera Sextant, our minimally invasive product, and are currently in the process of rolling out Solera 5.5/6.0 to address the complex/deformity segment, as well as POWEREASE, a powered instrument solution for Solera.

•

Continued market penetration with our BKP technology. Further, we anticipate additional competitors to continue to enter the U.S. market in the future, while numerous competitors offer alternatives in Europe.

•

Market acceptance of new high pressure BKP balloons and syringes, curettes, and fixation materials in the Spine business. We expect a positive impact over time from the improvement in certain international markets, such as Japan. Market growth potential in Japan will be dependent upon additional investment and development by market participants. Additionally, we remain focused on generating evidence to better understand the clinical and economic benefits for BKP.

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

•

Spine sales growth was negatively impacted from the June 2011 articles in The Spine Journal, and by inquiries from governmental authorities relating to our INFUSE bone graft product. The Spine Journal articles suggested that some physicians’ peer-reviewed studies may have underreported complications and adverse events associated with INFUSE. These articles did not question the integrity of the data provided by Medtronic to the FDA for product approval or the disclosure of safety issues on the product’s Instructions for Use for approved indications. Medtronic believes that the safety data reported to the FDA supports the safe use of INFUSE bone graft for the approved indications. However, because questions have been raised about the peer-reviewed literature, we announced in August 2011 that we provided a grant to Yale University (Yale) to oversee two independent, systematic reviews of data from completed clinical studies of INFUSE bone graft, as well as data from other Medtronic studies of rhBMP-2, the protein used in INFUSE. While the timing is controlled by Yale, we expect the results to be published in the coming months. Yale will make all of the data and results available to medical researchers. INFUSE bone graft U.S. net sales declined 20 percent in the first quarter of fiscal year 2013 when compared to the same period in the prior fiscal year.

•

Continued and future acceptance of the Restore family of pain stimulators to treat chronic pain, including RestoreSensor, which is currently available in the U.S. and certain international markets. RestoreSensor is a neurostimulator for chronic pain that automatically adjusts to the patients’ position changes. We fully launched this product late in the third quarter of fiscal year 2012. Results to date indicate strong market acceptance.

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

•

In July 2012, we received an FDA warning letter regarding findings related primarily to our Neuromodulation corrective and preventative action (CAPA) and complaint handling processes. We are currently working with the FDA to resolve the issues. While this warning letter may limit our ability to launch new Neuromodulation products in the U.S. until it is resolved, it is not expected to have a material impact on our financial results.

•

Continued acceptance from both physicians and patients of insulin-pump therapy and CGM therapy and continued acceptance and improved reimbursement of CGM technologies. The Veo insulin pump is available in certain international markets and offers low-glucose suspend, which assists in protecting against the risk of hypoglycemia by automatically suspending insulin delivery when glucose falls below a specified threshold set by the user. In the U.S., we are anticipating FDA approval of the MiniMed 530G insulin pump and Enlite sensor by the end of fiscal year 2013. The Enlite sensor has been available in certain international markets since the fourth quarter of fiscal year 2011.

•

Given the elective nature of an insulin pump and CGM for the management of diabetes and the possible high out-of-pocket costs to the customer, macroeconomic pressures could negatively impact the near-term sales growth within the Diabetes business.

•

Continued integration of Salient into our Surgical Technologies business. Salient was acquired in August 2011. Salient develops and markets devices for haemostatic sealing of soft tissue and bone incorporating advanced energy technology. Salient’s devices are used in a variety of surgical procedures including orthopedic surgery, spine, open abdominal, and thoracic procedures. We believe this acquisition has increased our competitive position in this market.

•

Continued integration of PEAK into our Surgical Technologies business. PEAK was acquired in August 2011. PEAK develops and markets tissue dissection devices incorporating advanced energy technology. PEAK’s PlasmaBlade tissue dissection device is based on proprietary technology that represents an important advance in radiofrequency surgical technologies. We believe this acquisition has increased our competitive position in this market.

•	Continued acceptance of the Surgical Technologies StealthStation S7 and O-Arm Imaging Systems, especially with Synergy Spine 2.0 and the O-Arm 3.1.4.

•	Continued acceptance of the Surgical Technologies NIM 3.0 Nerve Monitoring System.

COSTS AND EXPENSES

The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended
	July 27, 2012	July 29, 2011
Cost of products sold	24.3%	24.1%
Research and development	9.6	9.2
Selling, general, and administrative	35.1	35.0
Acquisition-related items	0.1	0.2
Amortization of intangible assets	2.0	2.2
Other expense, net	1.0	2.8
Interest expense, net	0.8	0.8

Cost of Products Sold

Cost of products sold was $973 million in the first quarter of fiscal year 2013, representing 24.3 percent of net sales, reflecting an increase of 0.2 percentage points from the same period in the prior fiscal year. Cost of products sold as a percent of net sales in the three months ended July 27, 2012 was negatively impacted by 0.2 of a percentage point of unfavorable foreign currency translation, and 0.3 of a percentage point of unfavorable revaluation variance, partially offset by 0.2 of a percentage point of favorable variance due to shift in product mix, and 0.1 of a percentage point of favorable scrap spending impact. We continue to focus on offsetting pricing pressure through our five-year, $1.2 billion cost of products sold reduction program.

Research and Development

We have continued to invest in new technologies to drive long-term future growth. Research and development spending was $385 million for three months ended July 27, 2012, representing 9.6 percent of net sales, an increase of 0.4 a percentage point from the three months ended July 29, 2011.

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

Selling, General, and Administrative

Selling, general, and administrative expense for the three months ended July 27, 2012 was $1.405 billion, which as a percent of net sales increased by 0.1 of a percentage point to 35.1 percent, as compared to the same period of the prior fiscal year. The increase in selling, general, and administrative expense as a percent of net sales is primarily due to incremental bad debt from a single distributor in Greece. This unfavorability was partially offset by our continued focus on several initiatives to leverage our expenses while continuing to invest in new product launches and adding to our sales force in faster growing businesses and geographies.

Restructuring Charges and Acquisition-Related Items

Restructuring

During the three months ended July 27, 2012 and July 29, 2011, we did not incur any restructuring charges.

Fiscal Year 2012 Initiative

In the fourth quarter of fiscal year 2012, the Company recorded a $118 million restructuring charge, which consisted of employee termination costs of $66 million, asset write-downs of $9 million, contract termination costs of $30 million, and other related costs of $13 million. The fiscal year 2012 initiative was designed to reduce general, administrative, and indirect distribution costs in certain organizations within the Company while prioritizing investment in research and development, and sales and marketing in those organizations within the Company where faster growth is anticipated, such as emerging markets and new therapies.

In connection with the fiscal year 2012 initiative, as of the end of the fourth quarter of fiscal year 2012, the Company had identified approximately 1,000 positions for elimination to be achieved through involuntary and voluntary separation. Of the 1,000 positions identified, approximately 500 positions have been eliminated as of July 27, 2012. The fiscal year 2012 initiative is scheduled to be substantially complete by the end of the fourth quarter of fiscal year 2013 and is expected to produce annualized operating savings of approximately $100 to $125 million. These savings will arise mostly from reduced compensation expense.

Acquisition-Related Items

During the three months ended July 27, 2012 and July 29, 2011, we recorded acquisition-related items of $5 million and $8 million, respectively, related to the change in fair value of contingent milestone payments associated with acquisitions subsequent to April 29, 2009.

Amortization of Intangible Assets

Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets consisting of patents, trademarks, tradenames, purchased technology, and other intangible assets. For the three months ended July 27, 2012, amortization expense was $80 million as compared to $86 million for the same period of the prior fiscal year. The $6 million decrease in amortization expense for the three months ended July 27, 2012 was primarily due to certain intangible assets that became fully amortized, thereby reducing ongoing amortization expense, partially offset by amortization expense related to the second quarter fiscal year 2012 acquisitions of Salient and PEAK.

Other Expense, Net

Other expense, net includes royalty income and expense, realized equity security gains and losses, realized foreign currency transaction and derivative gains and losses, impairment charges on equity securities, and the Puerto Rico excise tax. For the three months ended July 27, 2012, other expense, net was $39 million as compared to $109 million for the three months ended July 29, 2011. The decrease in expense of $70 million for the three months ended July 27, 2012 is primarily due to the impact of foreign currency gains and losses, partially offset by higher royalty expense in our Coronary business. Total foreign currency gains recorded in the first quarter of fiscal year 2013 were $20 million compared to losses of $64 million in the same period in the prior fiscal year.

Interest Expense, Net

Interest expense, net includes interest earned on our cash and cash equivalents, short- and long-term investments, interest on our outstanding borrowings, amortization of debt issuance costs and debt discounts, the net realized and unrealized gain or loss on trading securities, ineffectiveness on interest rate derivative instruments, and the net realized gain or loss on the sale or impairment of available-for-sale debt securities. For the three months ended July 27, 2012, we had interest expense, net of $33 million as compared to $32 million for the same period of the prior fiscal year. The slight increase in interest expense, net was primarily the result of increased interest expense from higher outstanding debt balances, partially offset by increased interest income from higher investment balances in comparison to the first quarter of fiscal year 2012.

Medical Device Excise Tax

The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 impose significant new taxes on medical device makers in the form of a 2.3 percent excise tax on U.S. medical device sales, with certain exemptions, beginning in January 2013. We currently estimate that our fiscal year 2013 excise tax fee (impacting only the last four months for fiscal year 2013) could be up to $50 million after tax, and will be included within other expense, net in the Company’s consolidated statements of earnings. We currently estimate that our annual excise tax fee would be within the range of $125 to $175 million after tax.

INCOME TAXES

	Three months ended
(dollars in millions)	July 27, 2012	July 29, 2011
Provision for income taxes	$224	$199
Effective tax rate	20.59%	19.55%
Net tax impact of acquisition-related items	(0.07)	(0.11)
Non-GAAP nominal tax rate (1)	20.52%	19.44%

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

For the three months ended July 27, 2012 and July 29, 2011, our effective tax rates from continuing operations were 20.59 percent and 19.55 percent, respectively. Our non-GAAP nominal tax rates for the three months ended July 27, 2012 and July 29, 2011 were 20.52 percent and 19.44 percent, respectively. The increase in our effective and non-GAAP nominal tax rates for the three months ended July 27, 2012 as compared to the same period of the prior fiscal year was primarily due to the expiration of the U.S. federal research and development tax credit on December 31, 2011 and the tax cost associated with the finalization of certain income tax returns and changes to uncertain tax position reserves recorded during the quarter ended July 27, 2012.

As of July 27, 2012, there were no changes to significant unresolved matters with the U.S. Internal Revenue Service or foreign tax authorities from what we disclosed in our Annual Report on Form 10-K for the year ended April 27, 2012.

See Note 15 to the condensed consolidated financial statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

(dollars in millions)	July 27, 2012	April 27, 2012
Working capital	$3,372	$3,658
Current ratio*	1.6:1.0	1.6:1.0
Cash, cash equivalents, and short-term investments	$2,491	$2,592
Long-term investments in debt, marketable equity and trading securities**	7,774	7,197
Total	$10,265	$9,789
Short-term borrowings and long-term debt	$10,777	$10,633
Net cash position***	$(512)	$(844)

*	Current ratio is the ratio of current assets to current liabilities.
**	Long-term investments include debt securities with a maturity date greater than one year from the end of the period, marketable equity and trading securities and exclude minority investments.
***

Net cash position is the sum of cash, cash equivalents, short-term investments, and long-term investments in debt, marketable equity and trading securities less short-term borrowings and long-term debt.

As of July 27, 2012, we believe our strong balance sheet and liquidity provide us with flexibility in the future. We believe our existing cash and investments, as well as our $2.250 billion syndicated credit facility and related commercial paper program ($1.000 billion of commercial paper outstanding as of July 27, 2012), will satisfy our foreseeable working capital requirements for at least the next 12 months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions. We also generally expect to refinance maturities of long-term debt. At July 27, 2012, our Standard & Poor’s Ratings Services and Moody’s Investors Service ratings remain unchanged as compared to those ratings at April 27, 2012 with long-term debt ratings of A+ and A1, respectively, and strong short-term debt ratings of A-1+ and P-1, respectively.

Our net cash position in the first quarter of fiscal year 2013, as defined above, increased by $332 million as compared to the fiscal year ended April 27, 2012.

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

Note 19 to the current period’s condensed consolidated financial statements provides information regarding amounts we have accrued related to significant legal proceedings. In accordance with U.S. GAAP, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated.

A significant amount of our earnings occur outside the U.S., and are deemed to be indefinitely reinvested in non-U.S. subsidiaries, resulting in a majority of our cash, cash equivalents, and investments being held by such non-U.S. subsidiaries. As of July 27, 2012 and April 27, 2012, approximately $9.600 billion and $9.882 billion, respectively, of cash, cash equivalents, and short- and long-term investments in marketable debt and equity securities were held by our non-U.S. subsidiaries. These funds are available for use by our worldwide operations; however, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would generally be subject to U.S. tax. As a result, we continue to accumulate earnings overseas for investment in our business outside the U.S. and to use cash generated from U.S. operations and short- and long-term borrowings to meet our U.S. cash needs. Should we require more capital in the U.S. than is generated by our domestic operations, we could elect to repatriate earnings from our non-U.S. subsidiaries or raise additional capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or other dilution of our earnings.

Cash, cash equivalents, and short-term investments at July 27, 2012 also include $153 million of cash invested in short-term instruments held in an indemnification trust established for self-insurance coverage for our directors and officers. These investments are restricted and can only be used to indemnify or advance expenses related to claims against our directors and/or officers. In August 2012, we purchased $300 million of directors and officers insurance coverage and commenced termination of the previous self-insurance indemnification trust. The termination of the Company’s indemnification trust will be completed, including the liquidation of approximately $153 million thereunder, by the end of the second quarter of fiscal year 2013.

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

For the three months ended July 27, 2012, other-than-temporary impairment losses on available-for-sale debt securities were $1 million, of which $1 million was recognized in other comprehensive income and less than $1 million was recognized in earnings. In determining these other-than-temporary impairment losses, U.S. GAAP specifies that we consider a variety of factors, including the quality and estimated value of the underlying credit support for our holdings and the financial condition and credit rating of the issuer in estimating the credit loss portion of other-than-temporary impairment losses. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recorded all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. However, as of July 27, 2012, we have $43 million of gross unrealized losses on our aggregate short-term and long-term available-for-sale debt securities of $9.091 billion; if market conditions deteriorate, some of these holdings may experience other-than-temporary impairment in the future which could have a material impact on our financial results. Management is required to use estimates and assumptions in its valuation of our investments, which requires a high degree of judgment, and therefore, actual results could differ materially from those estimates. See Note 8 to the current period’s condensed consolidated financial statements for additional information regarding fair value measurements.

SUMMARY OF CASH FLOWS

	Three months ended
(in millions)	July 27, 2012	July 29, 2011
Cash provided by (used in):
Operating activities	$1,277	$1,115
Investing activities	(945)	(597)
Financing activities	(643)	(497)
Effect of exchange rate changes on cash and cash equivalents	(76)	(10)
Net change in cash and cash equivalents	$(387)	$11

Operating Activities

Our net cash provided by operating activities was $1.277 billion for the three months ended July 27, 2012 compared to $1.115 billion provided by operating activities for the three months ended July 29, 2011. The $162 million increase in net cash provided by operating activities was primarily attributable to a decrease in accounts receivable during the three months ended July 27, 2012, compared to the three months ended July 29, 2011. A $212 million payment in Spain during the three months ended July 27, 2012 contributed to the decrease in accounts receivable.

Investing Activities

Our net cash used in investing activities was $945 million for the three months ended July 27, 2012 compared to $597 million used in investing activities for the three months ended July 29, 2011. The $348 million increase in net cash used for investing activities was primarily related to an increase in net cash used for purchases and sales of marketable securities.

Financing Activities

Our net cash used in financing activities was $643 million for the three months ended July 27, 2012 compared to $497 million used in financing activities for the three months ended July 29, 2011. The $146 million increase in net cash used in financing activities was primarily attributable to $80 million of increased cash returned to shareholders in the form of dividends and repurchase of common stock in the first quarter of fiscal year 2013 compared to the same period in the prior fiscal year.

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

We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, or cash flows. Presented below is a summary of contractual obligations and other minimum commercial commitments as of July 27, 2012. See Note 9 to the current period’s condensed consolidated financial statements for additional information regarding long-term debt. Additionally, see Note 15 to the current period’s condensed consolidated financial statements for additional information regarding accrued income tax obligations, which are not reflected in the table below.

	Maturity by Fiscal Year
(in millions)	Total	Remaining 2013	2014	2015	2016	2017	Thereafter
Contractual obligations related to off-balance sheet arrangements:
Operating leases(1)	$318	$91	$82	$51	$32	$19	$43
Inventory purchases(2)	209	115	78	11	1	—	4
Commitments to fund minority investments/contingent acquisition consideration(3)	369	21	21	24	98	102	103
Interest payments(4)	3,192	325	289	264	212	185	1,917
Other(5)	177	58	61	38	3	1	16
Total	$4,265	$610	$531	$388	$346	$307	$2,083

Contractual obligations reflected in the balance sheet:
Long-term debt, including current portion(6)	$9,135	$2,210	$550	$1,250	$1,100	$—	$4,025
Capital leases(7)	173	14	13	13	12	30	91
Total	$9,308	$2,224	$563	$1,263	$1,112	$30	$4,116

(1)	Certain leases require us to pay real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These future costs are not included in the schedule above.
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

DEBT AND CAPITAL

Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of total interest-bearing debt and equity was 38 percent as of both July 27, 2012 and April 27, 2012.

Share Repurchase Program

As part of our focus on returning value to our shareholders, shares are repurchased from time to time. In June 2011, our Board of Directors authorized the repurchase of 75 million shares of our common stock. During the three months ended July 27, 2012, we repurchased approximately 12.5 million shares at an average price per share of $37.66. As of July 27, 2012, we had approximately 46.0 million shares remaining under current buyback authorizations.

Financing Arrangements

We use a combination of bank borrowings and commercial paper to fund our short-term financing needs. Short-term debt, including the current portion of our long-term debt and capital lease obligations, as of July 27, 2012, was $3.391 billion compared to $3.274 billion as of April 27, 2012. We utilize a combination of Senior Convertible Notes and Senior Notes to meet our long-term financing needs. Long-term debt as of July 27, 2012 was $7.386 billion compared to $7.359 billion as of April 27, 2012. For more information on our financing arrangements, see Note 9 to the current period’s condensed consolidated financial statements.

Credit Arrangements and Debt Ratings

We maintain a commercial paper program that allows us to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of July 27, 2012 and April 27, 2012, outstanding commercial paper totaled $1.000 billion and $950 million, respectively. During the three months ended July 27, 2012, the weighted average original maturity of the commercial paper outstanding was approximately 61 days and the weighted average interest rate was 0.15 percent. The issuance of commercial paper reduces the amount of credit available under our existing lines of credit.

We have committed and uncommitted lines of credit with various banks. The existing committed lines of credit included a four-year $2.250 billion syndicated credit facility dated December 9, 2010 that will expire on December 9, 2014 (Credit Facility). The Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase its capacity by an additional $500 million at any time during the life of the four-year term of the agreement. As of July 27, 2012 and April 27, 2012, no amounts were outstanding on the committed lines of credit.

In connection with the issuance of the 2012 Senior Notes, Standard and Poor’s Ratings Services and Moody’s Investors Service issued long-term debt ratings of A+ and A1, respectively, and short-term debt ratings of A-1+ and P-1, respectively. These ratings remain unchanged as compared to those at April 27, 2012. For more information on credit arrangements, see Note 9 to the current period’s condensed consolidated financial statements.

OPERATIONS OUTSIDE OF THE UNITED STATES

The table below illustrates U.S. net sales versus net sales outside the U.S. for the three months ended July 27, 2012 and July 29, 2011:

	Three months ended
(in millions)	July 27, 2012	July 29, 2011
U.S. net sales	$2,227	$2,146
Non-U.S. net sales	1,781	1,800
Total net sales	$4,008	$3,946

For the three months ended July 27, 2012, consolidated net sales outside the U.S. declined 1 percent compared to the same period of the prior fiscal year. Foreign currency had an unfavorable impact of $119 million on net sales during the three months ended July 27, 2012. For the three months ended July 27, 2012, our performance outside the U.S. was primarily impacted by unfavorable foreign currency translation and declines in CRDM pacing systems and Spine BMP, partially offset by solid growth in our Endovascular, Diabetes, and Surgical Technologies businesses.

Net sales outside the U.S. are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. However, a significant amount of our outstanding accounts receivable are with national health care systems in many countries. The current economic conditions in many countries outside the U.S. (particularly the recent economic challenges faced by Italy, Spain, Portugal, and Greece) have deteriorated and may continue to increase the average length of time it takes to collect on our outstanding accounts receivable in these countries. We continue to monitor the creditworthiness of customers located in these and other geographic areas. In the past, accounts receivable balances with certain customers in these countries have accumulated over time and were subsequently settled as large lump sum payments. Although we do not currently foresee a significant credit risk associated with a material portion of these receivables, repayment is dependent upon the financial stability of the economies of those countries. Beginning in fiscal year 2012, we concluded that collectability was not reasonably assured for revenue transactions with certain Greece distributors, and therefore, deferred revenue recognition until all revenue recognition criteria are met in the future. As of July 27, 2012, our remaining deferred revenue balance for certain Greece distributors was $16 million. Outstanding gross receivables from customers outside the U.S. totaled $2.103 billion as of July 27, 2012, or 59 percent of total outstanding accounts receivable, and $2.408 billion as of April 27, 2012, or 62 percent of total outstanding accounts receivable.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q, and other written reports and oral statements made by or with the approval of one of the Company’s executive officers from time to time, may include “forward-looking” statements. Forward-looking statements broadly involve our current expectations or forecasts of future results. Our forward-looking statements generally relate to our growth and growth strategies, financial results, product development, research and development strategy, regulatory approvals, competitive strengths, restructuring initiatives, intellectual property rights, litigation and tax matters, mergers and acquisitions, divestitures, market acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, working capital adequacy, our effective tax rate, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions. One must carefully consider forward-looking statements and understand that such statements may be affected by inaccurate assumptions and may involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems, liquidity, decreasing prices, adverse regulatory action, litigation results, self-insurance, commercial insurance, health care policy changes, and international operations, as well as those discussed in the sections entitled “Risk Factors” and “Government Regulation and Other Considerations” in our Annual Report on Form 10-K for the year ended April 27, 2012. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of such safe harbor with respect to all forward-looking statements.

We undertake no obligation to update any statement we make, but investors are advised to consult all other disclosures by us in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q, and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historical results. In addition, actual results may differ materially from those anticipated due to a number of factors, including, among others, those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 27, 2012. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions.

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

We had foreign exchange rate derivative contracts outstanding in notional amounts of $5.355 billion and $5.136 billion as of July 27, 2012 and April 27, 2012, respectively. At July 27, 2012, these contracts were in an unrealized gain position of $150 million. A sensitivity analysis of changes in the fair value of all foreign currency exchange rate derivative contracts at July 27, 2012 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $505 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our fixed-to-floating interest rate swap agreements. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10 percent change in short-term interest rates, compared to interest rates as of July 27, 2012, indicates that the fair value of these instruments would correspondingly change by $21 million.

We have investments in marketable debt securities that are classified and accounted for as available-for-sale. Our debt securities include U.S. government and agency securities, foreign government and agency securities, corporate debt securities, certificates of deposit, mortgage-backed securities, other asset-backed securities, and auction rate securities. For a discussion of current market conditions and the impact on our financial condition and results of operations, please see the “Liquidity and Capital Resources” section of the current period’s management’s discussion and analysis.

For additional discussion of market risk, see Notes 7 and 10 to the current period’s condensed consolidated financial statements.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

A discussion of the Company’s policies with respect to legal proceedings is included in the management’s discussion and analysis and our legal proceedings and other loss contingencies are described in Note 19 to the current period’s condensed consolidated financial statements.

Item 1A. Risk Factors

In addition to the updated risk factor set forth below and the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 27, 2012, which could materially affect our business, financial condition, or future results.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated final rules regarding disclosure of the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals and metals produced from those minerals. These new requirements will require due diligence efforts for the 2013 calendar year, with initial disclosure requirements effective in May 2014. There will be costs associated with complying with these disclosure requirements, including for diligence in regards to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the shares repurchased by the Company during the first quarter of fiscal year 2013:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
4/28/12-5/25/12	6,171,232	$38.10	6,171,232	52,267,225
5/26/12-6/29/12	6,310,600	37.24	6,310,600	45,956,625
6/30/12-7/27/12	—	—	—	45,956,625
Total	12,481,832	$37.66	12,481,832	45,956,625

(1)

In June 2011, the Company’s Board of Directors authorized the repurchase of 75 million shares of the Company’s common stock. As authorized by the Board of Directors our program expires when its total number of authorized shares has been repurchased.

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

Medtronic, Inc.
(Registrant)

Date: September 5, 2012	/s/ Omar Ishrak
Omar Ishrak
Chairman and Chief Executive Officer

Date: September 5, 2012	/s/ Gary L. Ellis
Gary L. Ellis
Senior Vice President and
Chief Financial Officer