Form 10-Q
period 2012-10-26
MEDTRONIC INC
filed 2012-12-05
CIK 64670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 26, 2012

Commission File Number 1-7707

MEDTRONIC, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0793183
(State of incorporation)	(I.R.S. Employer Identification No.)

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
Yes ☐ No ☒

Shares of common stock, $.10 par value, outstanding on November 30, 2012: 1,011,357,750

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended		Six months ended
	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
	(in millions, except per share data)

Net sales	$4,095	$4,023	$8,103	$7,969

Costs and expenses:
Cost of products sold	1,020	960	1,993	1,911
Research and development expense	387	371	772	733
Selling, general, and administrative expense	1,417	1,410	2,822	2,790
Certain litigation charges, net	245	—	245	—
Acquisition-related items	6	(24)	11	(16)
Amortization of intangible assets	79	85	159	171
Other expense, net	63	140	102	249
Interest expense, net	24	38	57	70
Total costs and expenses	3,241	2,980	6,161	5,908

Earnings from continuing operations before income taxes	854	1,043	1,942	2,061

Provision for income taxes	208	179	432	378

Earnings from continuing operations	646	864	1,510	1,683

Discontinued operations, net of tax:
Earnings from operations of Physio-Control	—	12	—	17
Physio-Control divestiture-related costs	—	(5)	—	(8)
Earnings from discontinued operations	—	7	—	9

Net earnings	$646	$871	$1,510	$1,692

Basic earnings per share:
Earnings from continuing operations	$0.63	$0.82	$1.47	$1.59
Net earnings	$0.63	$0.82	$1.47	$1.60
Diluted earnings per share:
Earnings from continuing operations	$0.63	$0.81	$1.46	$1.58
Net earnings	$0.63	$0.82	$1.46	$1.59

Basic weighted average shares outstanding	1,019.4	1,058.1	1,024.4	1,060.6
Diluted weighted average shares outstanding	1,027.8	1,063.1	1,032.2	1,066.2

Cash dividends declared per common share	$0.2600	$0.2425	$0.5200	$0.4850

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
	(in millions)
Net earnings	$646	$871	$1,510	$1,692

Other comprehensive income/(loss), net of tax:
Unrealized gain/(loss) on investments, net of tax expense/(benefit) of $1, $(28), $4, and $28, respectively	1	(57)	7	48
Translation adjustment	89	(97)	(27)	(83)
Net change in retirement obligations, net of tax expense of $6, $6, $19, and $12, respectively	5	15	35	23
Unrealized gain/(loss) on derivatives, net of tax expense/(benefit) of $(36), $42, $(16), and $48, respectively	(64)	67	(26)	80
Other comprehensive income/(loss)	31	(72)	(11)	68

Comprehensive income	$677	$799	$1,499	$1,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 26, 2012	April 27, 2012
	(in millions, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$1,759	$1,248
Short-term investments	916	1,344
Accounts receivable, less allowances of $102 and $100, respectively	3,612	3,808
Inventories	1,877	1,800
Deferred tax assets, net	595	640
Prepaid expenses and other current assets	676	675

Total current assets	9,435	9,515

Property, plant, and equipment	5,967	5,796
Accumulated depreciation	(3,520)	(3,323)
Property, plant, and equipment, net	2,447	2,473

Goodwill	9,944	9,934
Other intangible assets, net	2,500	2,647
Long-term investments	8,816	7,705
Long-term deferred tax assets, net	468	504
Other assets	350	305

Total assets	$33,960	$33,083

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$4,097	$3,274
Accounts payable	551	565
Accrued compensation	717	912
Accrued income taxes	113	65
Deferred tax liabilities, net	28	33
Other accrued expenses	1,115	1,008

Total current liabilities	6,621	5,857

Long-term debt	7,355	7,359
Long-term accrued compensation and retirement benefits	809	759
Long-term accrued income taxes	985	1,005
Long-term deferred tax liabilities, net	584	611
Other long-term liabilities	431	379

Total liabilities	16,785	15,970

Commitments and contingencies (Notes 4 and 19)

Shareholders’ equity:
Preferred stock— par value $1.00	—	—
Common stock— par value $0.10	101	104
Retained earnings	17,558	17,482
Accumulated other comprehensive loss	(484)	(473)

Total shareholders’ equity	17,175	17,113

Total liabilities and shareholders’ equity	$33,960	$33,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	October 26, 2012	October 28, 2011
	(in millions)
Operating Activities:
Net earnings	$1,510	$1,692
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	396	424
Amortization of discount on senior convertible notes	46	42
Acquisition-related items	3	17
Provision for doubtful accounts	26	32
Deferred income taxes	52	(58)
Stock-based compensation	85	90
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	123	(119)
Inventories	(71)	(147)
Accounts payable and accrued liabilities	(185)	(292)
Other operating assets and liabilities	28	606
Certain litigation charges, net	245	—
Certain litigation payments	(91)	—

Net cash provided by operating activities	2,167	2,287

Investing Activities:
Acquisitions, net of cash acquired	(23)	(556)
Additions to property, plant, and equipment	(211)	(269)
Purchases of marketable securities	(5,494)	(3,866)
Sales and maturities of marketable securities	4,865	3,008
Other investing activities, net	(6)	(60)

Net cash used in investing activities	(869)	(1,743)

Financing Activities:
Acquisition-related contingent consideration	(15)	(62)
Change in short-term borrowings, net	775	302
Payments on long-term debt	(8)	(15)
Dividends to shareholders	(533)	(514)
Issuance of common stock	103	45
Repurchase of common stock	(1,084)	(600)

Net cash used in financing activities	(762)	(844)

Effect of exchange rate changes on cash and cash equivalents	(25)	(34)

Net change in cash and cash equivalents	511	(334)

Cash and cash equivalents at beginning of period	1,248	1,382

Cash and cash equivalents at end of period	$1,759	$1,048

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$364	$99
Interest	184	161
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

The Company’s fiscal years 2013, 2012, and 2011 will end or ended on April 26, 2013, April 27, 2012, and April 29, 2011, respectively.

Note 2 – New Accounting Pronouncements

Recently Adopted

In June 2011, and as subsequently amended in December 2011, the Financial Accounting Standards Board (FASB) issued final guidance on the presentation of comprehensive income. Under the newly issued guidance, net income and comprehensive income may only be presented either as one continuous statement or in two separate, but consecutive statements. The Company retrospectively adopted this guidance in the first quarter of fiscal year 2013, with comprehensive income shown as a separate statement immediately following the condensed consolidated statements of earnings. Since the new guidance only relates to presentation, its adoption did not impact the Company’s financial position, results of operations, or cash flows.

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

On January 30, 2012, the Company completed the sale of the Physio-Control business to Bain Capital Partners, LLC. The Company sold $164 million in net assets and received $386 million in net cash, excluding potential earn-outs. Additionally, the Company entered into a Transition Services Agreement (TSA) with Physio-Control in which the Company is providing transition services to ensure continuity of operations for Physio-Control as it establishes stand-alone processes separate from Medtronic. The TSA requires the Company to continue to provide certain back-office support functions to Physio-Control in the areas of finance, facilities, human resources, customer service, IT, quality and regulatory, and operations. The timeframe for these services is expected to extend through the end of fiscal year 2013. The Company is being compensated for the services specified in the TSA. The Company records the income earned from the TSA in other expense, net in the condensed consolidated statements of earnings.

The following is a summary of the operating results of Physio-Control for discontinued operations for the three and six months ended October 28, 2011:

	Three months ended	Six months ended
(in millions)	October 28, 2011	October 28, 2011
Discontinued operations:
Net sales	$109	$211

Earnings from operations of Physio-Control	$17	$25
Physio-Control divestiture-related costs	(7)	(12)
Income tax expense	(3)	(4)
Earnings from discontinued operations	$7	$9

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

Note 4 – Acquisitions and Acquisition-Related Items

The Company had no significant acquisitions during the three and six months ended October 26, 2012. The Company had various acquisitions and other acquisition-related activity during the first two quarters of fiscal year 2012. Certain acquisitions were accounted for as business combinations as noted below. In accordance with authoritative guidance on business combination accounting, the assets and liabilities of the company acquired were recorded as of the acquisition date, at their respective fair values, and consolidated with the Company. The purchase price is recorded based on estimates of the fair values of assets acquired and liabilities assumed. The pro forma impact of these acquisitions was not significant, individually or in the aggregate, to the results of the Company for the three and six months ended October 28, 2011. The results of operations related to each company acquired have been included in the Company’s consolidated statements of earnings since the date each company was acquired.

Three and six months ended October 26, 2012

Subsequent Acquisition

On November 1, 2012, the Company acquired China Kanghui Holdings (Kanghui). Kanghui is a Chinese manufacturer and distributor of orthopedic products in trauma, spine, and joint reconstruction. Total consideration for the transaction was approximately $816 million. The total value of the transaction, net of Kanghui’s cash, was approximately $755 million.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Acquisition-Related Items

During the three and six months ended October 26, 2012, the Company recorded acquisition-related items of $6 million and $11 million, respectively, including income of $2 million and charges of $3 million, respectively, related to the change in fair value of contingent milestone payments associated with acquisitions subsequent to April 29, 2009. Additionally, during the three and six months ended October 26, 2012, the Company incurred charges of $3 million in connection with the acquisition of Kanghui and $5 million of transaction costs related to the divestiture of the Physio-Control business.

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

Acquisition-Related Items

During the three and six months ended October 28, 2011, the Company recorded a net gain from acquisition-related items of $24 million and $16 million, respectively. In connection with the acquisitions of Salient and PEAK, the Company recognized gains of $32 million and $6 million, respectively, during the three months ended October 28, 2011 on its previously held investments. In connection with these acquisitions, the Company began to assess and formulate a plan for the elimination of duplicative positions and the termination of certain contractual obligations. As a result, the Company incurred approximately $5 million of certain acquisition-related costs, which include legal fees, severance costs, change in control costs, and contract termination costs. Additionally, during the three and six months ended October 28, 2011 the Company recorded charges of $9 million and $17 million, respectively, related to the change in fair value of contingent milestone payments associated with acquisitions subsequent to April 29, 2009.

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

Contingent consideration liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, probabilities of payment, and projected payment dates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. Increases in projected revenues and probabilities of payment may result in higher fair value measurements. Increases in discount rates and the projected time to payment may result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The recurring Level 3 fair value measurements of the contingent consideration liability include the following significant unobservable inputs:

($ in millions)	Fair Value at October 26, 2012	Valuation Technique	Unobservable Input	Range
			Discount rate	13% - 24%
Revenue-based payments	$208	Discounted cash flow	Probability of payment	25% - 100%
			Projected fiscal year of payment	2013 - 2019
			Discount rate	5.9%
Product development-based payments	$5	Discounted cash flow	Probability of payment	100%
			Projected fiscal year of payment	2013

At October 26, 2012, the estimated maximum potential amount of undiscounted future contingent consideration that the Company is expected to make associated with all completed business combinations or purchases of intellectual property prior to April 24, 2009 was approximately $226 million. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2013 to 2018 in order for the consideration to be paid.

The fair value of contingent milestone payments associated with acquisitions subsequent to April 24, 2009 was remeasured as of October 26, 2012 and April 27, 2012 at $213 million and $231 million, respectively. As of October 26, 2012, $195 million was reflected in other long-term liabilities and $18 million was reflected in other accrued expenses in the condensed consolidated balance sheet. As of April 27, 2012, $200 million was reflected in other long-term liabilities and $31 million was reflected in other accrued expenses in the condensed consolidated balance sheet. The portion of the milestone payments related to the acquisition date fair value of contingent consideration has been reported as financing activities in the condensed consolidated statements of cash flows. Amounts paid in excess of the original acquisition date fair value of contingent consideration have been reported as operating activities in the condensed consolidated statements of cash flows. The following table provides a reconciliation of the beginning and ending balances of contingent milestone payments associated with acquisitions subsequent to April 24, 2009 measured at fair value that used significant unobservable inputs (Level 3):

	Three months ended		Six months ended
(in millions)	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
Beginning Balance	$215	$343	$231	$335
Purchase price contingent consideration	—	2	5	2
Contingent milestone payments	—	(66)	(26)	(66)
Change in fair value of contingent consideration	(2)	9	3	17
Ending Balance	$213	$288	$213	$288

Note 5 – Certain Litigation Charges, Net

The Company classifies material litigation reserves and gains recognized as certain litigation charges, net.

During the three and six months ended October 26, 2012, the Company recorded certain litigation charges, net of $245 million relating to probable and reasonably estimated damages resulting from patent litigation with Edwards Lifesciences, Inc. See Note 19 for additional information.

During the three and six months ended October 28, 2011, there were no certain litigation charges, net.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Restructuring Charges

During the three and six months ended October 26, 2012 and October 28, 2011, the Company did not incur any restructuring charges.

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

In connection with the fiscal year 2012 initiative, as of the end of the fourth quarter of fiscal year 2012, the Company had identified approximately 1,000 positions for elimination to be achieved through involuntary and voluntary separation. Of the 1,000 positions identified, approximately 600 positions have been eliminated as of October 26, 2012. The fiscal year 2012 initiative is scheduled to be substantially complete by the end of the fourth quarter of fiscal year 2013.

A summary of the activity related to the fiscal year 2012 initiative is presented below:

	Fiscal Year 2012 Initiative
(in millions)	Employee Termination Costs	Asset Write- downs	Other Costs	Total
Balance as of April 29, 2011	$—	$—	$—	$—
Restructuring charges	66	9	43	118
Payments/write-downs	(2)	(9)	(16)	(27)
Balance as of April 27, 2012	$64	$—	$27	$91
Payments/write-downs	(26)	—	(17)	(43)
Balance as of July 27, 2012	$38	$—	$10	$48
Payments/write-downs	(17)	—	(4)	(21)
Balance as of October 26, 2012	$21	$—	$6	$27

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 – Investments

The Company holds short-term and long-term investments, which consist primarily of marketable debt and equity securities.

Information regarding the Company’s short-term and long-term investments at October 26, 2012 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$3,627	$75	$(5)	$3,697
Auction rate securities	153	—	(24)	129
Mortgage-backed securities	1,060	9	(9)	1,060
U.S. government and agency securities	3,501	14	(2)	3,513
Foreign government and agency securities	47	—	—	47
Certificates of deposit	6	—	—	6
Other asset-backed securities	490	3	(1)	492
Marketable equity securities	101	162	(3)	260
Trading securities:
Exchange-traded funds	44	2	(1)	45
Cost method, equity method, and other investments	483	—	—	483
Total short-term and long-term investments	$9,512	$265	$(45)	$9,732

Information regarding the Company’s short-term and long-term investments at April 27, 2012 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$3,501	$47	$(7)	$3,541
Auction rate securities	153	—	(26)	127
Mortgage-backed securities	840	9	(10)	839
U.S. government and agency securities	3,046	38	—	3,084
Foreign government and agency securities	67	—	—	67
Certificates of deposit	47	—	—	47
Other asset-backed securities	535	3	(1)	537
Marketable equity securities	100	158	(5)	253
Trading securities:
Exchange-traded funds	45	2	(1)	46
Cost method, equity method, and other investments	508	—	—	508
Total short-term and long-term investments	$8,842	$257	$(50)	$9,049

Information regarding the Company’s available-for-sale and trading securities at October 26, 2012 and April 27, 2012 is as follows:

	October 26, 2012		April 27, 2012
(in millions)	Short-term	Long-term	Short-term	Long-term
Available-for-sale securities	$916	$8,288	$1,344	$7,151
Trading securities	—	45	—	46
Total	$916	$8,333	$1,344	$7,197

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables show the gross unrealized losses and fair values of the Company’s available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category as of October 26, 2012 and April 27, 2012:

	October 26, 2012
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$411	$(1)	$31	$(4)
Auction rate securities	—	—	128	(24)
Mortgage-backed securities	364	(2)	71	(7)
U.S. government and agency securities	1,648	(2)	—	—
Other asset-backed securities	—	—	2	(1)
Marketable equity securities	18	(3)	—	—
Total	$2,441	$(8)	$232	$(36)

	April 27, 2012
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$664	$(4)	$16	$(3)
Auction rate securities	—	—	127	(26)
Mortgage-backed securities	218	(2)	57	(8)
Other asset-backed securities	55	—	9	(1)
Marketable equity securities	24	(5)	—	—
Total	$961	$(11)	$209	$(38)

At October 26, 2012, the Company concluded that the unrealized losses associated with the available-for-sale securities detailed above were not other-than-temporary as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of the amortized cost basis.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Activity related to the Company’s short-term and long-term investment portfolio is as follows:

	Three months ended
	October 26, 2012		October 28, 2011
(in millions)	Debt (a)	Equity (b)	Debt (a)	Equity (b)(c)
Proceeds from sales	$3,382	$41	$1,406	$12
Gross realized gains	24	29	14	50
Gross realized losses	(3)	—	(5)	—
Impairment losses recognized	—	(4)	—	(4)

	Six months ended
	October 26, 2012		October 28, 2011
(in millions)	Debt (a)	Equity (b)	Debt (a)	Equity (b)(c)
Proceeds from sales	$4,800	$65	$2,967	$53
Gross realized gains	41	37	24	55
Gross realized losses	(7)	—	(7)	—
Impairment losses recognized	—	(10)	(1)	(4)

(a) Includes available-for-sale debt securities.
(b) Includes marketable equity securities, cost method, equity method, exchange-traded funds, and other investments.
(c) As a result of the Salient and PEAK acquisitions, the Company recognized a non-cash gain of $38 million during the three months ended October 28, 2011 on its previously held minority investments.

The total other-than-temporary impairment losses on available-for-sale debt securities for the three and six months ended October 26, 2012 were less than $1 million and $1 million, respectively, of which less than $1 million and $1 million, respectively, were recognized in other comprehensive income and less than $1 million was recognized in earnings in both periods. The total other-than-temporary impairment losses on available-for-sale debt securities for the three and six months ended October 28, 2011 were $1 million and $3 million, respectively, of which $1 million and $2 million, respectively, were recognized in other comprehensive income and less than $1 million and $1 million, respectively, were recognized in earnings. These charges relate to credit losses on certain mortgage-backed securities and other asset-backed securities. The amount of credit losses represents the difference between the present value of cash flows expected to be collected on these securities and the amortized cost. Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which invested, the Company believes it has recorded all necessary other-than-temporary impairments as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of the amortized cost.

The following tables show the credit loss portion of other-than-temporary impairments on debt securities held by the Company as of the dates indicated and the corresponding changes in such amounts:

	Three months ended
(in millions)	October 26, 2012	October 28, 2011
Beginning Balance	$20	$20
Credit losses recognized on securities previously not impaired	—	—
Reductions for securities sold during the period	—	—
Ending Balance	$20	$20

	Six months ended
(in millions)	October 26, 2012	October 28, 2011
Beginning Balance	$20	$20
Credit losses recognized on securities previously not impaired	—	1
Reductions for securities sold during the period	—	(1)
Ending Balance	$20	$20

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The October 26, 2012 balance of available-for-sale debt securities by contractual maturity is shown in the following table at fair value. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows, assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	October 26, 2012
Due in one year or less	$1,330
Due after one year through five years	6,605
Due after five years through ten years	898
Due after ten years	111
Total debt securities	$8,944

As of October 26, 2012 and April 27, 2012, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method was $483 million and $508 million, respectively. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment. The October 26, 2012 cost method, equity method, and other investments balance includes $132 million of investments in a public company which have trading restrictions through December 31, 2013. These investments will be reclassified to available-for-sale marketable equity securities when the restriction is within one year of lapsing.

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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value as of October 26, 2012	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$3,697	$—	$3,687	$10
Auction rate securities	129	—	—	129
Mortgage-backed securities	1,060	—	1,033	27
U.S. government and agency securities	3,513	1,647	1,866	—
Foreign government and agency securities	47	—	47	—
Certificates of deposit	6	—	6	—
Other asset-backed securities	492	—	487	5
Marketable equity securities	260	260	—	—
Exchange-traded funds	45	45	—	—
Derivative assets	283	88	195	—
Total assets	$9,532	$2,040	$7,321	$171

Liabilities:
Derivative liabilities	$131	$45	$86	$—
Total liabilities	$131	$45	$86	$—

	Fair Value as of April 27, 2012	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$3,541	$—	$3,531	$10
Auction rate securities	127	—	—	127
Mortgage-backed securities	839	—	810	29
U.S. government and agency securities	3,084	1,511	1,573	—
Foreign government and agency securities	67	—	67	—
Certificates of deposit	47	—	47	—
Other asset-backed securities	537	—	531	6
Marketable equity securities	253	253	—	—
Exchange-traded funds	46	46	—	—
Derivative assets	254	87	167	—
Total assets	$8,795	$1,897	$6,726	$172

Liabilities:
Derivative liabilities	$82	$37	$45	$—
Total liabilities	$82	$37	$45	$—

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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain corporate debt securities, auction rate securities, certain mortgage-backed securities, and certain other asset-backed securities for which there was a decrease in the observability of market pricing for these investments. At October 26, 2012, with the exception of auction rate securities, these securities were valued using third-party pricing sources that incorporate transaction details such as contractual terms, maturity, timing, and amount of expected future cash flows, as well as assumptions about liquidity and credit valuation adjustments of market participants. The fair value of auction rate securities is estimated by the Company using a discounted cash flow model, which incorporates significant unobservable inputs. The significant unobservable inputs used in the fair value measurement of the Company’s auction rate securities are years to principal recovery and the illiquidity premium that is incorporated into the discount rate. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value of the securities. Additionally, the Company uses level 3 inputs in the measurement of contingent milestone payments and related liabilities for all acquisitions subsequent to April 24, 2009. See Note 4 for further information regarding contingent consideration.

The following table represents the range of unobservable inputs utilized in the fair value measurement of auction rate securities classified as Level 3 as of October 26, 2012:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	Discounted cash flow	Years to principal recovery	2 yrs - 12 yrs (3 yrs)
		Illiquidity premium	6%

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the three or six months ended October 26, 2012 or October 28, 2011. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) for the three and six months ended October 26, 2012 and October 28, 2011:

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three months ended October 26, 2012
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities	Other asset- backed securities
Balance as of July 27, 2012	$173	$10	$129	$28	$6
Total unrealized gains/(losses) included in other comprehensive income	(1)	—	—	—	(1)
Settlements	(1)	—	—	(1)	—
Balance as of October 26, 2012	$171	$10	$129	$27	$5

Three months ended October 28, 2011
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities	Other asset- backed securities
Balance as of July 29, 2011	$190	$17	$134	$33	$6
Total realized losses and other-than-temporary impairment losses included in earnings	(1)	(1)	—	—	—
Total unrealized gains/(losses) included in other comprehensive income	(7)	1	(7)	(1)	—
Settlements	(8)	(7)	—	(1)	—
Balance as of October 28, 2011	$174	$10	$127	$31	$6

Six months ended October 26, 2012
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities	Other asset- backed securities
Balance as of April 27, 2012	$172	$10	$127	$29	$6
Total unrealized gains/(losses) included in other comprehensive income	1	—	2	—	(1)
Settlements	(2)	—	—	(2)	—
Balance as of October 26, 2012	$171	$10	$129	$27	$5

Six months ended October 28, 2011
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities	Other asset- backed securities
Balance as of April 29, 2011	$191	$17	$133	$35	$6
Total realized losses and other-than-temporary impairment losses included in earnings	(2)	(1)	—	—	(1)
Total unrealized gains/(losses) included in other comprehensive income	(5)	1	(6)	(1)	1
Settlements	(10)	(7)	—	(3)	—
Balance as of October 28, 2011	$174	$10	$127	$31	$6

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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company holds investments in equity and other securities that are accounted for using the cost or equity method, which are classified as long-term investments in the condensed consolidated balance sheets. The aggregate carrying amount of these investments was $483 million as of October 26, 2012 and $508 million as of April 27, 2012. These cost or equity method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s cost or equity method investments is not estimated if there are no identified events or changes in circumstance that may have a significant adverse effect on the fair value of these investments. During the three months ended July 27, 2012, the Company determined that the fair values of certain cost method investments were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $6 million in impairment charges during the three months ended July 27, 2012. The Company did not record any impairment charges related to cost method investments during the three months ended October 26, 2012. During the three and six months ended October 28, 2011, the Company determined that the fair values of certain cost method investments were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $4 million in impairment charges during the three and six months ended October 28, 2011. The impairment charges related to the cost method investments were recorded in other expense, net in the condensed consolidated statements of earnings. These investments fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are privately held entities without quoted market prices. To determine the fair value of these investments, the Company used all pertinent financial information that was available related to the entities, including financial statements and market participant valuations from recent and proposed equity offerings.

The Company assesses the impairment of intangible assets annually in the third quarter and whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The aggregate carrying amount of intangible assets, excluding IPR&D, was $2.132 billion as of October 26, 2012 and $2.277 billion as of April 27, 2012. These assets are measured at fair value on a nonrecurring basis. The fair value of the Company’s intangible assets is not estimated if there is no change in events or circumstances that indicate the carrying amount of an intangible asset may not be recoverable. The Company did not record any intangible asset impairments during the three and six months ended October 26, 2012 or October 28, 2011.

The Company assesses the impairment of goodwill and IPR&D annually in the third quarter and whenever events or changes in circumstances indicate that the carrying amount may be impaired. The aggregate carrying amount of goodwill was $9.944 billion as of October 26, 2012 and $9.934 billion as of April 27, 2012. The aggregate carrying amount of IPR&D was $368 million as of October 26, 2012 and $370 million as of April 27, 2012. These assets are measured at fair value on a nonrecurring basis. The fair value of the Company’s goodwill and IPR&D is not estimated if there is no change in events or circumstances that indicate the carrying amount of goodwill or IPR&D may be impaired. The Company did not record any goodwill or IPR&D impairments during the three and six months ended October 26, 2012 or October 28, 2011. However, due to the nature of IPR&D projects, the Company may experience delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances or other failures to achieve a commercially viable product, and as a result, may record impairment losses in the future.

The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. The Company did not recognize any significant impairments of property, plant, and equipment during the three and six months ended October 26, 2012 or October 28, 2011.

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company’s long-term debt, including the short-term portion, as of October 26, 2012 was $10.103 billion compared to a principal value of $9.135 billion, and as of April 27, 2012 was $9.965 billion compared to a principal value of $9.138 billion. Fair value was estimated using quoted market prices for the public registered senior notes and senior convertible notes, classified as Level 1 within the fair value hierarchy, and quoted market prices for similar instruments for the term loan on capital lease buyout, classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In separate transactions, the Company sold warrants to issue shares of the Company’s common stock at an exercise price of $76.56 per share in private transactions. Pursuant to these transactions, warrants for 41 million shares of the Company’s common stock may be settled over a specified period that began in July 2011 and warrants for 41 million shares of the Company’s common stock may be settled over a specified period beginning in July 2013. As of October 26, 2012, warrants for 41 million shares of the Company’s common stock had expired.

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

The following table provides equity and debt information for the 2013 Senior Convertible Notes under the convertible debt guidance:

(in millions)	October 26, 2012	April 27, 2012
Carrying amount of the equity component	$547	$547

Principal amount of the 2013 Senior Convertible Notes	$2,200	$2,200
Unamortized discount	(44)	(90)
Net carrying amount	$2,156	$2,110

As of October 26, 2012, the unamortized balance of the debt discount will be amortized over the remaining life of the 2013 Senior Convertible Notes, which is less than one year. The following tables provide interest rate and interest expense amounts related to the 2013 Senior Convertible Notes.

	Three months ended
(in millions, except interest rate)	October 26, 2012	October 28, 2011
Effective interest rate	6.03%	6.03%
Interest cost related to contractual interest coupon	$9	$9
Interest cost related to amortization of the discount	$23	$21

	Six months ended
(in millions, except interest rate)	October 26, 2012	October 28, 2011
Effective interest rate	6.03%	6.03%
Interest cost related to contractual interest coupon	$18	$18
Interest cost related to amortization of the discount	$46	$43

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Senior Notes

The Company has outstanding unsecured senior obligations including the $550 million 4.500 percent 2009 Senior Notes due 2014, the $1.250 billion 3.000 percent 2010 Senior Notes due 2015, the $600 million 4.750 percent 2005 Senior Notes due 2015, the $500 million 2.625 percent 2011 Senior Notes due 2016, the $400 million 5.600 percent 2009 Senior Notes due 2019, the $1.250 billion 4.45 percent 2010 Senior Notes due 2020, the $500 million 4.125 percent 2011 Senior Notes due 2021, the $675 million 3.125 percent 2012 Senior Notes due 2022, the $300 million 6.500 percent 2009 Senior Notes due 2039, the $500 million 5.550 percent 2010 Senior Notes due 2040, and the $400 million 4.500 percent 2012 Senior Notes due 2042 (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remains in compliance with as of October 26, 2012. The Company used the net proceeds from the sale of the Senior Notes primarily for working capital and general corporate uses, which include the repayment of other indebtedness of the Company. For additional information regarding the terms of these agreements, refer to Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 27, 2012.

As of October 26, 2012, the Company had interest rate swap agreements designated as fair value hedges of certain underlying fixed rate obligations including the Company’s $1.250 billion 3.000 percent 2010 Senior Notes due 2015, $600 million 4.750 percent 2005 Senior Notes due 2015, the Company’s $500 million 2.625 percent 2011 Senior Notes due 2016, the Company’s $500 million 4.125 percent 2011 Senior Notes due 2021, and the Company’s $675 million 3.125 percent 2012 Senior Notes due 2022. For additional information regarding the interest rate swap agreements, refer to Note 10.

Commercial Paper

The Company maintains a commercial paper program that allows the Company to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of October 26, 2012 and April 27, 2012, outstanding commercial paper totaled $1.650 billion and $950 million, respectively. During the three and six months ended October 26, 2012, the weighted average original maturity of the commercial paper outstanding was approximately 87 days and 74 days, respectively, and the weighted average interest rate was 0.18 percent and 0.16 percent, respectively. The issuance of commercial paper reduces the amount of credit available under the Company’s existing lines of credit.

Bank Borrowings

Bank borrowings consist primarily of borrowings from non-U.S. banks at interest rates considered favorable by management and where natural hedges can be gained for foreign exchange purposes and borrowings from U.S. banks.

Lines of Credit

The Company has committed and uncommitted lines of credit with various banks. The committed lines of credit include a four-year $2.250 billion syndicated credit facility dated December 9, 2010 that will expire on December 9, 2014 (Credit Facility). The Credit Facility provides the Company with the ability to increase its capacity by an additional $500 million at any time during the four-year term of the agreement. The Company can also request extension of the Credit Facility maturity date for one additional year, at the first and second anniversary date of the Credit Facility. The Credit Facility provides backup funding for the commercial paper program, and therefore, the issuance of commercial paper reduces the amount of credit available under the committed lines of credit. As of October 26, 2012 and April 27, 2012, no amounts were outstanding on the committed lines of credit.

Interest rates on these borrowings are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the credit facilities and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which the Company remains in compliance with as of October 26, 2012.

Note 10 – Derivatives and Foreign Exchange Risk Management

The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets, liabilities, and probable commitments. At inception of the forward contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of the derivative instruments are the Euro and the Japanese Yen. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding at October 26, 2012 and April 27, 2012 was $5.710 billion and $5.136 billion, respectively. The aggregate currency exchange rate losses for the three and six months ended October 26, 2012 were $25 million and $6 million, respectively. The aggregate currency exchange rate losses for the three and six months ended October 28, 2011 were $77 million and $133 million, respectively. These losses represent the net impact to the condensed consolidated statements of earnings for the derivative instruments presented below, offset by remeasurement gains on foreign currency denominated assets and liabilities.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The information that follows explains the various types of derivatives and financial instruments used by the Company, how and why the Company uses such instruments, how such instruments are accounted for, and how such instruments impact the Company’s condensed consolidated balance sheets and statements of earnings.

Freestanding Derivative Forward Contracts

Freestanding derivative forward contracts are used to offset the Company’s exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in U.S. dollar value of foreign currency denominated assets and liabilities. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts, not designated as hedging instruments, outstanding as of October 26, 2012 and April 27, 2012, was $1.759 billion and $2.039 billion, respectively.

The amount of (losses)/gains and location of the (losses)/gains in the condensed consolidated statements of earnings related to derivative instruments, not designated as hedging instruments, for the three and six months ended October 26, 2012 and October 28, 2011 are as follows:

(in millions)		Three months ended
Derivatives Not Designated as Hedging Instruments	Location	October 26, 2012	October 28, 2011
Foreign currency exchange rate contracts	Other expense, net	$(67)	$37

(in millions)		Six months ended
Derivatives Not Designated as Hedging Instruments	Location	October 26, 2012	October 28, 2011
Foreign currency exchange rate contracts	Other expense, net	$(20)	$20

Cash Flow Hedges

Foreign Currency Exchange Rate Risk
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. No gains or losses relating to ineffectiveness of cash flow hedges were recognized in earnings during the three and six months ended October 26, 2012 or October 28, 2011. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued during the three and six months ended October 26, 2012 or October 28, 2011. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at October 26, 2012 and April 27, 2012, was $3.951 billion and $3.097 billion, respectively, and will mature within the subsequent three-year period.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amount of (losses)/gains and location of the (losses)/gains in the condensed consolidated statements of earnings and other comprehensive income (OCI) related to foreign currency exchange rate contract derivative instruments designated as cash flow hedges for the three and six months ended October 26, 2012 and October 28, 2011 are as follows:

Three months ended October 26, 2012

	Gross (Losses)/Gains Recognized in OCI on Effective Portion of Derivative	Effective Portion of (Losses)/Gains on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$(110)	Other expense, net	$19
		Cost of products sold	3
Total	$(110)		$22

Three months ended October 28, 2011

	Gross (Losses)/Gains Recognized in OCI on Effective Portion of Derivative	Effective Portion of (Losses)/Gains on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$111	Other expense, net	$(55)
		Cost of products sold	7
Total	$111		$(48)

Six months ended October 26, 2012

	Gross (Losses)/Gains Recognized in OCI on Effective Portion of Derivative	Effective Portion of (Losses)/Gains on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$(1)	Other expense, net	$42
		Cost of products sold	1
Total	$(1)		$43

Six months ended October 28, 2011

	Gross (Losses)/Gains Recognized in OCI on Effective Portion of Derivative	Effective Portion of (Losses)/Gains on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$131	Other expense, net	$(109)
		Cost of products sold	15
Total	$131		$(94)

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Forecasted Debt Issuance Interest Rate Risk
Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. For forward starting interest rate derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and beginning in the period or periods in which the planned debt issuance occurs, the gain or loss is then reclassified into interest expense, net over the term of the related debt. As of October 26, 2012, the Company had $1.250 billion of pay fixed, forward starting interest rate swaps with a weighted average fixed rate of 2.78 percent, which were entered into in advance of planned debt issuances.

The market value of outstanding forward starting interest rate swap derivative instruments at October 26, 2012 and April 27, 2012 was an unrealized loss of $86 million and $45 million, respectively. These unrealized losses were recorded in other long-term liabilities with the offset recorded in OCI in the condensed consolidated balance sheets.

As of October 26, 2012 and April 27, 2012, the Company had $(23) million and $6 million, respectively, in after-tax net unrealized (losses)/gains associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $29 million of unrealized gains as of October 26, 2012 will be reclassified into the condensed consolidated statements of earnings over the next 12 months.

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

As of October 26, 2012 and April 27, 2012, the Company had interest rate swaps in gross notional amounts of $2.625 billion designated as fair value hedges of underlying fixed rate obligations. As of October 26, 2012, outstanding interest rate swap agreements were designated as fair value hedges of underlying fixed rate obligations including the Company’s $1.250 billion 3.000 percent 2010 Senior Notes due 2015, the $600 million 4.750 percent 2005 Senior Notes due 2015, the $500 million 2.625 percent 2011 Senior Notes due 2016, the $500 million 4.125 percent 2011 Senior Notes due 2021, and the $675 million 3.125 percent 2012 Senior Notes due 2022. For additional information regarding the terms of the Company’s interest rate swap agreements, refer to Note 10 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 27, 2012.

The market value of outstanding interest rate swap agreements was a $194 million unrealized gain and the market value of the hedged item was a $194 million unrealized loss at October 26, 2012, which were recorded in other assets with the offset recorded in long-term debt in the condensed consolidated balance sheet. No hedge ineffectiveness was recorded as a result of these fair value hedges for the three and six months ended October 26, 2012. No hedge ineffectiveness was recorded as a result of these fair value hedges for the three months ended October 28, 2011 and less than $1 million was recorded for the six months ended October 28, 2011, which was recorded as an increase in interest expense, net in the condensed consolidated statements of earnings.

During the three and six months ended October 26, 2012 and October 28, 2011, the Company did not have any ineffective fair value hedging instruments. In addition, the Company did not recognize any gains or losses during the three and six months ended October 26, 2012 or October 28, 2011 on firm commitments that no longer qualify as fair value hedges.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance Sheet Presentation

The following table summarizes the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets as of October 26, 2012 and April 27, 2012. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not, and are further segregated by type of contract within those two categories.

October 26, 2012

	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments

Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$71	Other accrued expenses	$33
Interest rate contracts	Other assets	194	Other long-term liabilities	86
Foreign currency exchange rate contracts	Other assets	17	Other long-term liabilities	12
Total derivatives designated as hedging instruments		$282		$131

Derivatives not designated as hedging instruments

Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$1	Other accrued expenses	$—
Total derivatives not designated as hedging instruments		$1		$—

Total derivatives		$283		$131

April 27, 2012

	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments

Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$74	Other accrued expenses	$33
Interest rate contracts	Other assets	167	Other long-term liabilities	45
Foreign currency exchange rate contracts	Other assets	13	Other long-term liabilities	2
Total derivatives designated as hedging instruments		$254		$80

Derivatives not designated as hedging instruments

Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$—	Other accrued expenses	$2
Total derivatives not designated as hedging instruments		$—		$2

Total derivatives		$254		$82

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of interest-bearing investments, forward exchange derivative contracts, and trade accounts receivable.

The Company maintains cash and cash equivalents, investments, and certain other financial instruments (including currency exchange rate and interest rate derivative contracts) with various major financial institutions. The Company performs periodic evaluations of the relative credit standings of these financial institutions and limits the amount of credit exposure with any one institution. In addition, the Company has collateral credit agreements with its primary derivatives counterparties. Under these agreements, either party may be required to post eligible collateral when the market value of transactions covered by the agreement exceeds specific thresholds, thus limiting credit exposure for both parties. As of October 26, 2012 and April 27, 2012, no collateral was posted by either the Company or its counterparties.

Global concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. However, a significant amount of trade receivables are with hospitals that are dependent upon governmental health care systems in many countries. The current economic conditions in many countries outside the U.S. (particularly the recent economic challenges faced by Italy, Spain, Portugal, and Greece), have deteriorated and may continue to increase the average length of time it takes the Company to collect on its outstanding accounts receivable in these countries as certain payment patterns have been impacted. Historically, accounts receivable balances with certain customers in these countries have accumulated over time and were subsequently settled as large lump-sum payments. As of October 26, 2012 and April 27, 2012, the Company’s aggregate accounts receivable balance for Italy, Spain, Portugal, and Greece, net of the allowance for doubtful accounts, was $741 million and $967 million, respectively. In the first quarter of fiscal year 2013, the Company received a $212 million payment in Spain. Although the Company does not currently foresee a significant credit risk associated with the outstanding accounts receivable, repayment is dependent upon the financial stability of the economies of these countries. As of October 26, 2012 and April 27, 2012, no one customer represented more than 10 percent of the Company’s outstanding accounts receivable.

Note 11 – Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

(in millions)	October 26, 2012	April 27, 2012
Finished goods	$1,258	$1,175
Work in process	281	288
Raw materials	338	337
Total	$1,877	$1,800

Note 12 – Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill for the six months ended October 26, 2012 are as follows:

(in millions)	Cardiac and Vascular Group	Restorative Therapies Group	Total
Balance as of April 27, 2012	$2,636	$7,298	$9,934
Goodwill as a result of acquisitions	—	12	12
Purchase accounting adjustments, net	—	1	1
Currency adjustment, net	(1)	(2)	(3)
Balance as of October 26, 2012	$2,635	$7,309	$9,944

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balances of intangible assets, net, excluding goodwill, as of October 26, 2012 and April 27, 2012 are as follows:

(in millions)	Purchased Technology and Patents	Trademarks and Tradenames	Acquired IPR&D	Other	Total
Amortizable intangible assets as of October 26, 2012:
Original cost	$3,591	$373	$368	$147	$4,479
Accumulated amortization	(1,555)	(314)	—	(110)	(1,979)
Carrying value	$2,036	$59	$368	$37	$2,500

Amortizable intangible assets as of April 27, 2012:
Original cost	$3,604	$373	$370	$148	$4,495
Accumulated amortization	(1,440)	(307)	—	(101)	(1,848)
Carrying value	$2,164	$66	$370	$47	$2,647

Amortization expense for the three and six months ended October 26, 2012 was $79 million and $159 million, respectively, and for the three and six months ended October 28, 2011 was $85 million and $171 million, respectively.

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets, excluding any possible future amortization associated with acquired IPR&D, which has not met technological feasibility, is as follows:

(in millions) Fiscal Year	Estimated Amortization Expense
Remaining 2013	$163
2014	306
2015	289
2016	276
2017	255
2018	239
Thereafter	604
Total estimated amortization expense	$2,132

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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in the Company’s product warranty obligations during the six months ended October 26, 2012 and October 28, 2011 consisted of the following:

	Six months ended
(in millions)	October 26, 2012	October 28, 2011
Balance at the beginning of the period	$31	$35
Warranty claims provision	12	10
Settlements made	(10)	(14)
Balance at the end of the period	$33	$31

Note 14 – Interest Expense, Net

Interest income and interest expense for the three and six months ended October 26, 2012 and October 28, 2011 are as follows:

	Three months ended		Six months ended
(in millions)	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
Interest income	$(71)	$(47)	$(127)	$(92)
Interest expense	95	85	184	162
Interest expense, net	$24	$38	$57	$70

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

Note 15 – Income Taxes

The Company’s effective tax rates from continuing operations for the three and six months ended October 26, 2012 were 24.36 percent and 22.25 percent, respectively, compared to 17.16 percent and 18.34 percent, respectively, from the same periods of the prior fiscal year. The increase in the Company’s effective tax rate for the three and six months ended October 26, 2012 was primarily due to the net tax impact of acquisition-related items, certain litigation charges, net, the expiration of the U.S. federal research and development tax credit on December 31, 2011, and the impact associated with the resolution of certain income tax audits. These items were partially offset by the tax impact of foreign dividend distributions recorded during the quarter ended October 26, 2012.

During the three months ended October 26, 2012, the Company recorded a $4 million net benefit associated with foreign dividend distributions, resolution of certain income tax audits, finalization of certain income tax returns, and changes to uncertain tax position reserves. These tax adjustments are operational in nature and are recorded in provision for income taxes on the condensed consolidated statement of earnings.

During the six months ended October 26, 2012, the Company’s gross unrecognized tax benefits decreased from $917 million to $915 million. In addition, the Company has accrued interest and penalties of $74 million as of October 26, 2012. If all of the Company’s unrecognized tax benefits were recognized, approximately $878 million would impact the Company’s effective tax rate. The Company records the gross unrecognized tax benefit as a long-term liability as it does not expect significant payments to occur or the total amount of unrecognized tax benefits to change significantly over the next 12 months.

The Company will continue to recognize interest and penalties related to income tax matters in the provision for income taxes in the condensed consolidated statements of earnings and record the liability in the current or long-term accrued income taxes in the condensed consolidated balance sheets, as appropriate.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In March 2009, the IRS issued its audit report for fiscal years 2005 and 2006. The Company reached agreement with the IRS on some but not all matters. On December 23, 2010, the IRS issued a statutory notice of deficiency with respect to the remaining issues. The Company filed a Petition with the U.S. Tax Court on March 21, 2011 objecting to the deficiency. During October 2012, the Company reached resolution with the IRS on the deductibility of a settlement payment. The remaining unresolved significant issue relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company’s key manufacturing sites.

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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
(in millions, except per share data)	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
Numerator:
Earnings from continuing operations	$646	$864	$1,510	$1,683
Earnings from discontinued operations	—	7	—	9
Net earnings	$646	$871	$1,510	$1,692
Denominator:
Basic – weighted average shares outstanding	1,019.4	1,058.1	1,024.4	1,060.6
Effect of dilutive securities:
Employee stock options	2.7	0.2	2.1	0.7
Employee restricted stock units	5.6	4.6	5.6	4.7
Other	0.1	0.2	0.1	0.2
Diluted – weighted average shares outstanding	1,027.8	1,063.1	1,032.2	1,066.2

Basic earnings per share:
Earnings from continuing operations	$0.63	$0.82	$1.47	$1.59
Earnings from discontinued operations	$—	$0.01	$—	$0.01
Net earnings*	$0.63	$0.82	$1.47	$1.60
Diluted earnings per share:
Earnings from continuing operations	$0.63	$0.81	$1.46	$1.58
Earnings from discontinued operations	$—	$0.01	$—	$0.01
Net earnings	$0.63	$0.82	$1.46	$1.59

* - All earnings per share amounts have been rounded to the nearest $0.01, and therefore, may not sum.

The calculation of weighted average diluted shares outstanding excludes options for approximately 41 million shares of common stock for both the three and six months ended October 26, 2012, and approximately 63 million and 53 million shares of common stock for the three and six months ended October 28, 2011, respectively, because their effect would be anti-dilutive on the Company’s earnings per share. For the three and six months ended October 26, 2012 and October 28, 2011, common share equivalents related to the Company’s $2.200 billion of Senior Convertible Notes were anti-dilutive as the market price of the Company’s stock was below the conversion price of the Senior Convertible Notes and, therefore, were excluded from the calculation of weighted average diluted shares.

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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the components and classification of stock-based compensation expense recognized for the three and six months ended October 26, 2012 and October 28, 2011:

	Three months ended		Six months ended
(in millions)	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
Stock options	$16	$21	$27	$36
Restricted stock awards	30	25	51	47
Employee stock purchase plan	3	3	7	7
Total stock-based compensation expense	$49	$49	$85	$90

Cost of products sold	$4	$4	$7	$7
Research and development expense	10	9	17	16
Selling, general, and administrative expense	35	36	61	67
Total stock-based compensation expense	$49	$49	$85	$90

Income tax benefits	(14)	(15)	(24)	(26)

Total stock-based compensation expense, net of tax	$35	$34	$61	$64

Note 18 – Retirement Benefit Plans

The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans (post-retirement benefits), defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the plans includes the following components for the three and six months ended October 26, 2012 and October 28, 2011:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Three months ended		Three months ended		Three months ended
(in millions)	October 26, 2012	October 28, 2011 (a)	October 26, 2012	October 28, 2011 (a)	October 26, 2012	October 28, 2011 (a)
Service cost	$26	$23	$11	$11	$5	$5
Interest cost	23	22	7	7	4	4
Expected return on plan assets	(32)	(30)	(8)	(9)	(4)	(4)
Amortization of net actuarial loss	18	11	2	1	1	1
Net periodic benefit cost	$35	$26	$12	$10	$6	$6

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Six months ended		Six months ended		Six months ended
(in millions)	October 26, 2012	October 28, 2011 (a)	October 26, 2012	October 28, 2011 (a)	October 26, 2012	October 28, 2011 (a)
Service cost	$52	$46	$22	$22	$10	$10
Interest cost	46	44	14	14	8	8
Expected return on plan assets	(64)	(60)	(16)	(18)	(8)	(8)
Amortization of net actuarial loss	36	22	4	2	2	2
Net periodic benefit cost	$70	$52	$24	$20	$12	$12

(a) Components of the net periodic benefit cost for the three and six months ended October 28, 2011 include balances related to Physio-Control.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Litigation with Edwards Lifesciences, Inc.

On March 19, 2010, the U.S. District Court for the District of Delaware added Medtronic CoreValve LLC (CoreValve) as a party to litigation pending between Edwards Lifesciences, Inc. (Edwards) and CoreValve, Inc. In the litigation, Edwards asserted that CoreValve’s transcatheter aortic valve replacement product infringed three U.S. “Andersen” patents owned by Edwards. Before trial, the court granted summary judgment to Medtronic as to two of the three patents. Following a trial, on April 1, 2010 a jury found that CoreValve willfully infringed a claim on the remaining Andersen patent and awarded total lost profit and royalty damages of $74 million. On November 13, 2012, the U.S. Court of Appeals for the Federal Circuit upheld the jury verdict. Medtronic intends to file a petition for rehearing. Medtronic recorded an expense of $245 million related to probable and reasonably estimated damages for this matter in the second quarter of fiscal year 2013.

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

Edwards also previously asserted that the CoreValve product infringed an Andersen patent in Germany and the United Kingdom, which is a counterpart to the U.S. Andersen patents. Courts in both countries found that the CoreValve product does not infringe the European Andersen patent. On February 11, 2010, a German appellate court issued its opinion affirming the trial court ruling that the CoreValve product does not infringe the Andersen patent in Germany. On June 30, 2010, the United Kingdom appellate court affirmed a trial court ruling that the CoreValve product does not infringe the Andersen patent in the United Kingdom. Both cases have been dismissed. On August 30, 2012 Edwards commenced a proceeding in Mannheim, Germany, alleging that Medtronic’s CoreValve transcatheter valve infringes two European patents. The Company has not recorded an expense related to damages in connection with this matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.

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

Shareholder Related Matters

On December 10, 2008, the Minneapolis Firefighters’ Relief Association filed a putative class action complaint against the Company and certain current and former officers in the U.S. District Court for the District of Minnesota, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 in connection with the INFUSE bone graft product. On March 30, 2012, the Company announced that the parties had agreed to a class-wide settlement. On November 8, 2012, the court entered final judgment approving the settlement.

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

Mirowski

Medtronic is a licensee to the RE 38,119 patent (‘119 Patent) and RE 38,897 patent (‘897 Patent) owned by Mirowski Family Ventures, LLC (Mirowski) relating to the treatment of hemodynamic dysfunction. Medtronic and Mirowski dispute the application of the ‘119 and ‘897 Patents to certain Medtronic cardiac resynchronization products. On December 17, 2007, Medtronic filed an action in U.S. District Court for the District of Delaware seeking a declaration that none of its products infringe any valid claims of either the ‘119 or ‘897 Patents. If certain conditions are fulfilled, the ‘119 and/or ‘897 Patents are determined to be valid, and the Medtronic products are found to infringe the ‘119 and/or ‘897 Patents, Medtronic will be obligated to pay royalties to Mirowski based upon sales of certain cardiac resynchronization therapy-defibrillator (CRT-D) products. On March 30, 2011, the trial court entered a judgment of non-infringement in Medtronic’s favor. On September 16, 2012, the Federal Circuit reversed and remanded the trial court’s decision for a new trial, based on its holding that the trial court did not properly allocate the burden of proof in the initial proceedings. On October 16, 2012, Medtronic petitioned the Federal Circuit for rehearing. The Company has not recorded an expense pursuant to U.S. GAAP requirements in connection with this matter because any loss is not probable or reasonably estimable.

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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On March 12, 2010, the Company received a civil investigative demand from the DOJ pursuant to the federal False Claims Act seeking information regarding the Company’s knowledge about claims to Medicare for the implantation of implantable cardioverter defibrillators (ICDs), including reimbursement advice given by the Company, payments to persons or entities involved in decisions about implantation of ICDs, and the national coverage determination relating to ICDs. The Company is fully cooperating with this inquiry.

On October 14, 2010, the Company received a subpoena issued by the U.S. Attorney’s Office for the Western District of New York pursuant to the Health Insurance Portability & Accountability Act of 1996, relating to the Company’s sales, marketing, and reimbursement support practices regarding certain neurostimulation devices. The Company is fully cooperating with this inquiry.

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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. Net sales and earnings before income taxes by reportable segment are as follows:

	Three months ended		Six months ended
(in millions)	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
Cardiac and Vascular Group	$2,137	$2,098	$4,252	$4,201
Restorative Therapies Group	1,958	1,925	3,851	3,768
Total Net Sales	$4,095	$4,023	$8,103	$7,969

	Three months ended		Six months ended
(in millions)	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
Cardiac and Vascular Group	$668	$640	$1,406	$1,350
Restorative Therapies Group	553	481	1,042	971
Total Reportable Segments’ Earnings Before Income Taxes	1,221	1,121	2,448	2,321
Certain litigation charges, net	(245)	—	(245)	—
Acquisition-related items	(6)	24	(11)	16
Interest expense, net	(24)	(38)	(57)	(70)
Corporate	(92)	(64)	(193)	(206)
Earnings From Continuing Operations Before Income Taxes	$854	$1,043	$1,942	$2,061

The following table presents the Company’s net assets by reportable segment:

(in millions)	October 26, 2012	April 27, 2012
Cardiac and Vascular Group	$6,880	$7,004
Restorative Therapies Group	11,328	11,313
Total Net Assets of Reportable Segments	18,208	18,317
Short-term borrowings	(4,097)	(3,274)
Long-term debt	(7,355)	(7,359)
Corporate	10,419	9,429
Total Net Assets	$17,175	$17,113

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Geographic information

Net sales to external customers by geography are as follows:

	Three months ended		Six months ended
(in millions)	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
United States	$2,289	$2,237	$4,516	$4,383
Europe and Canada	970	1,027	1,978	2,091
Asia Pacific	655	603	1,266	1,186
Other Foreign	181	156	343	309
Total Net Sales	$4,095	$4,023	$8,103	$7,969

Note 21 – Subsequent Events

On November 1, 2012, the Company acquired China Kanghui Holdings (Kanghui). Kanghui is a Chinese manufacturer and distributor of orthopedic products in trauma, spine, and joint reconstruction. Total consideration for the transaction was approximately $816 million. The total value of the transaction, net of Kanghui’s cash, was approximately $755 million.

On December 3, 2012, the Company and Shandong Weigao Group Medical Polymer Company Limited, the Company’s partner in a joint venture to distribute spinal and orthopedic products in China, signed a Separation Agreement to terminate early their joint venture established in 2007. The proposed termination of the joint venture is contingent upon receipt of the requisite approvals from the relevant Chinese regulatory authorities. Pursuant to the terms of the agreement, the Company’s exclusive distribution agreement with the joint venture to distribute the Company’s spinal products in China will terminate effective December 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNDERSTANDING OUR FINANCIAL INFORMATION

The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic, Inc. and its subsidiaries (Medtronic or the Company). For a full understanding of financial condition and results of operations, you should read this discussion along with management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended April 27, 2012. In addition, you should read this discussion along with our condensed consolidated financial statements and related notes thereto as of October 26, 2012.

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

We operate under two reportable segments and two operating segments, the Cardiac and Vascular Group (composed of the CRDM, Coronary, Structural Heart, and Endovascular businesses) and the Restorative Therapies Group (composed of the Spine, Neuromodulation, Diabetes, and Surgical Technologies businesses).

Net earnings for the second quarter of fiscal year 2013 were $646 million, or $0.63 per diluted share, as compared to net earnings (including Physio-Control) of $871 million, or $0.82 per diluted share for the same period in the prior fiscal year, representing a decrease of 26 percent and 23 percent, respectively. Net earnings for the three months ended October 26, 2012 included certain litigation charges, net and acquisition-related items that decreased net earnings by $241 million after-tax ($251 million pre-tax). Net earnings (including Physio-Control) for the three months ended October 28, 2011 included acquisition-related items, net that increased net earnings by $24 million after-tax ($24 million pre-tax). See further discussion of these charges in the “Certain Litigation Charges, Net, Restructuring Charges and Acquisition-Related Items” section of this management’s discussion and analysis.

Net earnings for the six months ended October 26, 2012 were $1.510 billion, or $1.46 per diluted share, as compared to net earnings (including Physio-Control) of $1.692 billion, or $1.59 per diluted share for the same period in the prior fiscal year, representing a decrease of 11 percent and 8 percent, respectively. Net earnings for the six months ended October 26, 2012 included certain litigation charges, net and certain acquisition-related items that decreased net earnings by $246 million after-tax ($256 million pre-tax). Net earnings (including Physio-Control) for the six months ended October 28, 2011 included acquisition-related items, net that increased net earnings by $16 million after-tax ($16 million pre-tax). See further discussion of these charges in the “Certain Litigation Charges, Net, Restructuring Charges and Acquisition-Related Items” section of this management’s discussion and analysis.

The table below illustrates net sales by operating segment for the three and six months ended October 26, 2012 and October 28, 2011:

	Three months ended			Six months ended
(dollars in millions)	October 26, 2012	October 28, 2011	% Change	October 26, 2012	October 28, 2011	% Change
Cardiac and Vascular Group	$2,137	$2,098	2%	$4,252	$4,201	1%
Restorative Therapies Group	1,958	1,925	2	3,851	3,768	2
Total Net Sales	$4,095	$4,023	2%	$8,103	$7,969	2%

Net sales for the three and six months ended October 26, 2012 were $4.095 billion and $8.103 billion, respectively, an increase of 2 percent for both periods over the same periods in the prior fiscal year. Foreign currency translation had an unfavorable impact of $118 million and $238 million on net sales for the three and six months ended October 26, 2012, respectively, when compared to the same periods in the prior fiscal year. The net sales increase for the three and six months ended October 26, 2012 was driven by 2 percent and 1 percent growth, respectively, in our Cardiac and Vascular Group and 2 percent growth for both periods in our Restorative Therapies Group. The Cardiac and Vascular Group’s performance for the three and six months ended October 26, 2012 was primarily a result of strong net sales in Coronary, Endovascular, and AF Solutions, and solid growth in Structural Heart, partially offset by declines in CRDM defibrillation and pacing systems. The Cardiac and Vascular Group’s performance for the three and six months ended October 26, 2012 was favorably impacted by new products, partially offset by competitive pricing pressures and continued negative growth of certain markets, particularly defibrillation and pacing systems. However, in the first and second quarters of fiscal year 2013, the U.S. defibrillation systems market continued to show signs of stabilization. Our Restorative Therapies Group’s performance for the three and six months ended October 26, 2012 was favorably impacted by strong net sales in Surgical Technologies, as well as solid growth in Neuromodulation and Diabetes, partially offset by declines in Spine, primarily driven by BMP (comprised of INFUSE bone graft (InductOs in the European Union) sales). The Restorative Therapies Group’s performance for the three and six months ended October 26, 2012 was favorably impacted by the recent launch of notable products, the acquisitions of Salient and PEAK in the second quarter of fiscal year 2012, signs of stabilization in the U.S. Core Spine market, and negatively impacted by continued payer scrutiny and competition. See our discussion in the “Net Sales” section of this management’s discussion and analysis for more information on the results of our significant operating segments.

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

In the event there is a special charge, restructuring charge, net, certain litigation charge, net, and/or certain acquisition-related items recognized in our operating results, the tax cost or benefit attributable to that item is separately calculated and recorded. Because the effective rate can be significantly impacted by these discrete items that take place in the period, we often refer to our tax rate using both the effective rate and the non-GAAP nominal tax rate. The non-GAAP nominal tax rate is defined as the income tax provision as a percentage of earnings before income taxes, excluding special charges, restructuring charges, net, certain litigation charges, net, certain acquisition-related items, and certain tax adjustments. We believe this resulting non-GAAP financial measure provides useful information to investors because it excludes the effect of these discrete items so that investors can compare our recurring results over multiple periods. Investors should consider this non-GAAP measure in addition to, and not as a substitute for, financial performance measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP financial measure may not be the same or similar to measures presented by other companies.

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

The Company’s overall tax rate from continuing operations including the tax impact of certain litigation charges, net, and certain acquisition-related items resulted in an effective tax rate of 24.36 percent and 22.25 percent for the three and six months ended October 26, 2012, respectively. Excluding the impact of the certain litigation charges, net, and certain acquisition-related items for the three and six months ended October 26, 2012, our operational and tax strategies have resulted in a non-GAAP nominal tax rate of 19.72 percent and 20.11 percent, respectively, versus the U.S. Federal statutory rate of 35.0 percent. An increase in our nominal tax rate of 1 percent would result in an additional income tax provision for the three and six months ended October 26, 2012 of approximately $11 million and $22 million, respectively. See discussion of our tax rate and the tax adjustments in the “Income Taxes” section of this management’s discussion and analysis.

Valuation of Other Intangible Assets, Including IPR&D, Goodwill, and Contingent Consideration

When we acquire a business, the purchase price is allocated, as applicable, among identifiable intangible assets, including IPR&D, net tangible assets, and goodwill as required by U.S. GAAP. Our policy defines IPR&D as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to other intangible assets and IPR&D requires us to make significant estimates. These estimates include the amount and timing of projected future cash flows, the discount rate used to discount those cash flows to present value, the assessment of the asset’s life cycle, and the consideration of legal, technical, regulatory, economic, and competitive risks. The amount of the purchase price allocated to other intangible assets, including IPR&D, and net tangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of measurement in accordance with accepted valuation standards.

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

Contingent consideration is recorded at the acquisition date at the estimated fair value of the contingent consideration milestone payments for all acquisitions subsequent to April 24, 2009. The acquisition date fair value is measured based on the consideration expected to be transferred (probability-weighted), discounted back to present value. The discount rate used is determined at the time of measurement in accordance with accepted valuation methods. The fair value of the contingent milestone consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within acquisition-related items in our condensed consolidated statements of earnings. Changes to the fair value of contingent consideration liability can result from changes in discount rates and periods as well as changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving the milestones which trigger payment. Using different valuation assumptions including revenue or cash flow projections, growth rates, discount rates, or probabilities of achieving the milestones could result in different purchase price allocations, amortization expense, and contingent consideration expense in the current or future periods.

Goodwill is the excess of the purchase price over the fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our condensed consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. Goodwill was $9.944 billion and $9.934 billion as of October 26, 2012 and April 27, 2012, respectively.

Other intangible assets include patents, trademarks, purchased technology, and IPR&D (since April 25, 2009). Intangible assets with a definite life are amortized on a straight-line or accelerated basis, as appropriate, with estimated useful lives ranging from three to 20 years. We review all intangible assets for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. Our impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future revenue and expense growth rates, selection of appropriate discount rate, asset groupings, and other assumptions and estimates. We use estimates that are consistent with our business plans and a market participant view of the assets being evaluated. Actual results may differ from our estimates. Other intangible assets, net of accumulated amortization, were $2.500 billion and $2.647 billion as of October 26, 2012 and April 27, 2012, respectively.

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

SUBSEQUENT ACQUISITION

On November 1, 2012, we acquired China Kanghui Holdings (Kanghui). Kanghui is a Chinese manufacturer and distributor of orthopedic products in trauma, spine, and joint reconstruction. Total consideration for the transaction was approximately $816 million. The total value of the transaction, net of Kanghui’s cash, was approximately $755 million.

ACQUISITIONS

We had no significant acquisitions during the three and six months ended October 26, 2012.

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

In addition to the acquisitions above, we periodically acquire certain tangible and intangible assets from enterprises that do not otherwise qualify for accounting as a business combination. These transactions are largely reflected in the condensed consolidated statements of cash flows as a component of investing activities under other investing activities, net.

NET SALES

The table below illustrates net sales by product line and operating segment for the three and six months ended October 26, 2012 and October 28, 2011:

	Three months ended			Six months ended
(dollars in millions)	October 26, 2012	October 28, 2011	% Change	October 26, 2012	October 28, 2011	% Change
Defibrillation Systems	$689	$708	(3)%	$1,365	$1,404	(3)%
Pacing Systems	480	511	(6)	943	1,019	(7)
AF and Other	58	49	18	112	97	15
CARDIAC RHYTHM DISEASE MANAGEMENT	1,227	1,268	(3)	2,420	2,520	(4)
CORONARY	429	376	14	862	766	13
STRUCTURAL HEART	271	266	2	551	541	2
ENDOVASCULAR	210	188	12	419	374	12
TOTAL CARDIAC AND VASCULAR GROUP	2,137	2,098	2	4,252	4,201	1
Core Spine	649	675	(4)	1,294	1,325	(2)
BMP	133	164	(19)	274	338	(19)
SPINE	782	839	(7)	1,568	1,663	(6)
NEUROMODULATION	454	421	8	873	818	7
DIABETES	378	367	3	742	722	3
SURGICAL TECHNOLOGIES	344	298	15	668	565	18
TOTAL RESTORATIVE THERAPIES GROUP	1,958	1,925	2	3,851	3,768	2
TOTAL	$4,095	$4,023	2%	$8,103	$7,969	2%

Net sales for the three and six months ended October 26, 2012 were unfavorably impacted by foreign currency translation of $118 million and $238 million, respectively, when compared to the same periods of the prior fiscal year. The primary exchange rate movements that impacted our consolidated net sales growth were the U.S. dollar as compared to the Euro and the Japanese Yen. The impact of foreign currency fluctuations on net sales was not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” and Note 10 to the current period’s condensed consolidated financial statements for further details on currency exchange rate derivative instruments and our related risk management strategies.

Cardiac and Vascular Group

The Cardiac and Vascular Group is composed of the CRDM, Coronary, Structural Heart, and Endovascular businesses. The Cardiac and Vascular Group’s products include pacemakers, implantable defibrillators, leads and delivery systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation (AF), information systems for the management of patients with CRDM devices, coronary and peripheral stents and related delivery systems, therapies for uncontrolled hypertension, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group’s net sales for the three and six months ended October 26, 2012 were $2.137 billion and $4.252 billion, an increase of 2 percent and 1 percent, respectively, over the same periods in the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three and six months ended October 26, 2012 of approximately $81 million and $161 million, respectively, when compared to the same periods in the prior fiscal year. The Cardiac and Vascular Group’s performance for the three and six months ended October 26, 2012 was primarily a result of strong net sales in Coronary, Endovascular, and AF Solutions, and solid growth in Structural Heart, partially offset by declines in CRDM defibrillation and pacing systems. Additionally, the Cardiac and Vascular Group’s performance was favorably impacted by new products, partially offset by competitive pricing pressures and continued negative growth of certain markets, particularly defibrillation and pacing systems. See the more detailed discussion of each business’s performance below.

CRDM net sales for the three and six months ended October 26, 2012 were $1.227 billion and $2.420 billion, a decrease of 3 percent and 4 percent, respectively, over the same periods in the prior fiscal year. In fiscal year 2012, CRDM net sales were unfavorably impacted by a declining U.S. defibrillation systems market. However, in the first and second quarters of fiscal year 2013, the U.S. defibrillation systems market continued to show signs of stabilization. In the second quarter of fiscal year 2013, the market declined similarly to the first quarter of 2013, when it experienced the lowest level of decline in the previous six quarters. In addition, U.S. procedure volumes and the rate of pricing declines were relatively stable. Net sales of our defibrillation system products for the three and six months ended October 26, 2012 declined primarily due to unfavorable foreign currency translation and market declines in the U.S. and Western Europe. The markets were impacted by a number of factors, including competition and the continued trend of reduced hospital inventory levels. The continued acceptance of our Protecta SmartShock (Protecta) family of devices, improved lead-to-port ratios, and worldwide share gains partially offset the decline in net sales of our defibrillation products. Worldwide net sales of our pacing system products for the three and six months ended October 26, 2012 declined primarily due to unfavorable foreign currency translation and declines in the U.S. market caused by pricing pressures, declining implant volumes, and the continued trend of reduced hospital inventory levels. The decline in net sales of our pacing system products was partially offset by international share gains driven in part by the launch of our Advisa MRI pacemaker in Japan late in the second quarter of fiscal year 2013. Worldwide net sales of our AF Solutions products increased for the three and six months ended October 26, 2012 primarily due to the continued acceptance in the U.S., and in certain markets outside the U.S., of the Arctic Front Cardiac CryoAblation Catheter system.

Coronary net sales for the three and six months ended October 26, 2012 were $429 million and $862 million, an increase of 14 percent and 13 percent, respectively, over the same periods in the prior fiscal year. The increase in Coronary net sales for the three and six months ended October 26, 2012 was primarily due to the continued strength of our Resolute Integrity drug-eluting coronary stent. We launched Resolute Integrity in the U.S. in the fourth quarter fiscal year 2012 and in Japan in late August 2012. Resolute Integrity’s deliverability and unique diabetes indication has received strong customer acceptance to date. Growth was partially offset by unfavorable foreign currency translation as well as economic challenges in Western Europe.

Structural Heart net sales for the three and six months ended October 26, 2012 were $271 million and $551 million, respectively, an increase of 2 percent for both periods over the same periods in the prior fiscal year. The increase in Structural Heart net sales for the three and six months ended October 26, 2012 was primarily driven by strong sales of the CoreValve transcatheter aortic heart valves and growth in our cardiopulmonary product lines. Growth was partially offset by unfavorable foreign currency translation and slowing market growth rates in Western Europe.

Endovascular net sales for the three and six months ended October 26, 2012 were $210 million and $419 million, respectively, an increase of 12 percent for both periods over the same periods in the prior fiscal year. The increase in Endovascular net sales for the three and six months ended October 26, 2012 was led by recent new product launches in our primary markets. Growth was driven by the Endurant Abdominal Aortic Aneurysm (AAA) Stent Graft System, which launched in Japan in the third quarter of fiscal year 2012, as well as the Endurant II AAA Stent Graft System, which launched in Europe in the third quarter of fiscal year 2012 and in the U.S. in the first quarter of fiscal year 2013, and the Valiant Captivia Thoracic Stent Graft System, which was launched in the U.S. in the fourth quarter of fiscal year 2012 and in Japan and China in the first quarter of fiscal year 2013. Strong worldwide sales of our peripheral stent products also contributed to the growth.

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

•

Future growth from the Viva/Brava family of CRT-D devices. The Viva/Brava family of CRT-D devices features a new algorithm, called AdaptivCRT, which improves patients’ response rate to CRT-D therapy by preserving the patients’ normal heart rhythms and continually adapting to individual patient needs. Our Viva/Brava CRT-D devices received Conformité Européene (CE) Mark approval in August 2012.

•

Continued and future unit growth of pacing systems developed specifically for use in magnetic resonance imaging (MRI) machines. We launched Advisa MRI SureScan, our next generation MRI pacing system, in Europe during the fourth quarter of fiscal year 2010, and in Japan late in the second quarter of fiscal year 2013. Our first generation MRI pacing system in the U.S., Revo MRI SureScan, was launched in the fourth quarter of fiscal year 2011. Both Advisa MRI SureScan and Revo MRI SureScan are designed to address and mitigate interactions between the pacing system and the magnetic resonance imaging environment. We believe that these MRI compatible products will continue to protect recent share gains.

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

•

Continued and future acceptance of the Resolute Integrity drug-eluting coronary stent and the Integrity bare metal stent. The Resolute Integrity drug-eluting coronary stent was launched in the U.S. in February 2012, Europe in August 2010, and Japan at the end of August 2012. The Integrity platform features a laser-fused sinusoidal technology that is designed to significantly improve flexibility and conformability compared to other technologies. While the global stent market continues to experience year-over-year declines, to date we have been successful in gaining share with this stent platform in those geographies where the product has been approved.

•

Continued and future acceptance of renal denervation therapies. Commercially, we are still in the pre-reimbursement phase in many countries, and will likely remain in that phase until we obtain additional clinical data. Our Symplicity Catheter System, which addresses uncontrolled hypertension through renal denervation, or ablation of the nerves lining the renal arteries, has received CE Mark approval and Australia’s Therapeutic Goods Administration listing, and was approved in Canada by the Therapeutic Products Directorate in the fourth quarter of fiscal year 2012. We continue to enroll patients in our U.S. pivotal study and remain on track for U.S. approval in fiscal year 2015.

•

Continued growth in Japan from the Endurant AAA Stent Graft System, and continued growth worldwide of the Valiant Captivia Thoracic Stent Graft System. The Endurant AAA Stent Graft System received Pharmaceuticals and Medical Devices Agency approval and was launched in Japan during the third quarter of fiscal year 2012. The Valiant Captivia Thoracic Stent Graft System was launched in the U.S. in the fourth quarter of fiscal year 2012 and in Japan and China in the first quarter of fiscal year 2013.

•

Continued and future acceptance of the Endurant II AAA Stent Graft System. Our Endurant II AAA Stent Graft System was launched in Europe in the third quarter of fiscal year 2012 and in the U.S. in the first quarter of fiscal year 2013.

•

Continued acceptance of our CoreValve transcatheter heart valve technologies for the replacement of the aortic valve. The CoreValve System has received CE Mark approval and is currently available outside the U.S. The CoreValve 31 millimeter received CE Mark approval in the first quarter of fiscal year 2012. We are continuing to roll out our CoreValve Evolut 23 millimeter valve, which was launched in Europe late in the first quarter of fiscal year 2013, and promotes better sealing and provides future recapturability. Additionally, we continue to make progress on the CoreValve System in the U.S. pivotal study; we finished enrollment in the extreme risk arm in January 2012 and finished enrollment in the high risk arm in late August 2012. Also, we started our CoreValve pivotal trial in Japan during November 2011.

Restorative Therapies Group

The Restorative Therapies Group is composed of the Spine, Neuromodulation, Diabetes, and Surgical Technologies businesses. Products in the Restorative Therapies Group include products for various areas of the spine, bone graft substitutes, biologic products, implantable neurostimulation therapies, and drug delivery devices for the treatment of chronic pain, movement disorders, obsessive-compulsive disorder (OCD), overactive bladder, urinary retention, fecal incontinence and gastroparesis, external insulin pumps, subcutaneous continuous glucose monitoring (CGM) systems, products to treat conditions of the ear, nose, and throat, and devices that incorporate advanced energy technology. Additionally, this group manufactures and sells image-guided surgery and intra-operative imaging systems. The Restorative Therapies Group’s net sales for three and six months ended October 26, 2012 were $1.958 billion and $3.851 billion, respectively, an increase of 2 percent for both periods over the same periods in the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three and six months ended October 26, 2012 of approximately $37 million and $77 million, respectively, compared to the same periods in the prior fiscal year. The Restorative Therapies Group’s performance for the three and six months ended October 26, 2012 was favorably impacted by strong net sales in Surgical Technologies, as well as solid growth in Diabetes and Neuromodulation, partially offset by declines in Spine, primarily driven by BMP. The Restorative Therapies Group’s performance was favorably impacted by the recent launch of notable products, the acquisitions of Salient and PEAK in the second quarter of fiscal year 2012, and signs of stabilization in the U.S. Core Spine market, and negatively impacted by continued heightened payer scrutiny and competition. See the more detailed discussion of each business’s performance below.

Spine net sales for the three and six months ended October 26, 2012 were $782 million and $1.568 billion, a decrease of 7 percent and 6 percent, respectively, over the same periods in the prior fiscal year. Spine’s performance for the three and six months ended October 26, 2012 was negatively impacted by continued pricing and competitive pressures, unfavorable foreign currency translation, and a challenging reimbursement environment in certain of our major markets. The U.S. Core Spine market showed signs of stabilization in the first half of fiscal year 2013, as supported by the flat first quarter market and modest improvement over the prior three quarters. While the U.S. Core Spine market declined in the second quarter, it did not show significant changes in the underlying market conditions, including procedure trends, pricing pressure, or competitive dynamics. A strong contributing factor to the decline in Spine’s sales for the three and six months ended October 26, 2012 was a 20 percent decline in U.S. sales of INFUSE bone graft for both periods over the same periods in the prior fiscal year. The decline in INFUSE bone graft sales was primarily driven by the June 2011 articles in The Spine Journal as further described below. A slight decline in Core Spine net sales also negatively impacted Spine’s performance, primarily driven by negative performance in Kyphon Balloon Kyphoplasty (BKP) products. BKP’s sales for the second quarter of fiscal year 2013 declined 10 percent when compared to the same period in the prior fiscal year. The decline in BKP sales was due to the continued decrease in demand and competitive pricing pressures. Core Spine benefited from the second quarter launch of Bryan ACD Instrument Set, AMT implants, and the Capstone Control, as well as the continued adoption of Solera, Atlantis Vision Elite cervical plates, and other biologics products, including MAGNIFUSE and GRAFTON.

Neuromodulation net sales for the three and six months ended October 26, 2012 were $454 million and $873 million, an increase of 8 percent and 7 percent, respectively, over the same periods in the prior fiscal year. The increase in net sales for the three and six months ended October 26, 2012 was primarily due to the continued launch of RestoreSensor spinal cord stimulator and implant growth of both InterStim Therapy for overactive bladder, urinary retention, and bowel control, and Activa PC and RC deep brain stimulation (DBS) systems for movement disorders. This growth was partially offset by unfavorable foreign currency translation.

Diabetes net sales for the three and six months ended October 26, 2012 were $378 million and $742 million, respectively, an increase of 3 percent for both periods over the same periods in the prior fiscal year. The increase in net sales for the three and six months ended October 26, 2012 was led by international sales growth from our MiniMed Paradigm Veo System (Veo) and Enlite CGM sensor, partially offset by unfavorable foreign currency translation.

Surgical Technologies net sales for the three and six months ended October 26, 2012 were $344 million and $668 million, an increase of 15 percent and 18 percent, respectively, over the same periods in the prior fiscal year. The increase in net sales for the three and six months ended October 26, 2012 was driven by strong U.S. sales of capital equipment, including our StealthStation S7 and O-Arm, and from the second quarter fiscal year 2012 acquisitions of Salient and PEAK. Additionally, net sales were positively impacted by balanced growth of disposables and service revenue across our Power Systems, Monitoring, Imaging, and Navigation platforms.

Looking ahead, we expect our Restorative Therapies Group could be impacted by the following:

•	Growth in procedural volumes, mix impacts from changes in our product offerings, and competitive and pricing dynamics.

•

Market acceptance of innovative new products, such as our Solera product line, Bryan ACD Instrument Set, and other biologics products, including MAGNIFUSE and GRAFTON products. In the second quarter of fiscal year 2012, we had a limited launch of Solera Sextant, our minimally invasive product, and are continuing to add capacity with additional Solera 5.5/6.0 sets to address the complex/deformity segment, as well as POWEREASE, a powered instrument solution for Solera.

•	Continued market penetration with our BKP technology. We anticipate additional competitors to continue to enter the U.S. market in the future, while numerous competitors offer alternatives in Europe.

•

Market acceptance of new high pressure BKP balloons and syringes, curettes, and fixation materials in the Spine business. We expect a positive impact over time from the improvement in certain international markets, such as Japan. Market growth potential in Japan will be dependent upon additional investment and development by market participants. Additionally, we remain focused on generating evidence to better demonstrate the clinical and economic benefits for BKP.

•

In the third quarter of fiscal year 2011, the U.S. Food and Drug Administration (FDA) sent us a letter advising that the agency was not able to approve AMPLIFY rhBMP-2 Matrix at that time without additional information from us. In a letter dated December 2, 2011, the agency upheld its initial decision but invited us to submit further information in support of the application. On June 22, 2012, the U.S. FDA disapproved our revised investigational device exemption application. We are evaluating our options for obtaining approval of single-level, posterolatreal spinal fusion procedures in patients with degenerative disc disease.

•

Spine sales growth was negatively impacted from the June 2011 articles in The Spine Journal, and by the reaction from inquiries by governmental authorities relating to our INFUSE bone graft product. The Spine Journal articles suggested that some physicians’ peer-reviewed studies may have underreported complications and adverse events associated with INFUSE. These articles did not question the integrity of the data provided by Medtronic to the FDA for product approval or the disclosure of safety issues on the product’s Instructions for Use for approved indications. Medtronic believes that the safety data reported to the FDA supports the safe use of INFUSE bone graft for the approved indications. However, because questions have been raised about the peer-reviewed literature, we announced in August 2011 that we provided a grant to Yale University (Yale) to oversee two independent, systematic reviews of data from completed clinical studies of INFUSE bone graft, as well as data from other Medtronic studies of rhBMP-2, the protein used in INFUSE. While the timing is controlled by Yale, we expect the systematic reviews to be published in the first calendar quarter of 2013. INFUSE bone graft U.S. net sales declined 20 percent in the second quarter of fiscal year 2013 when compared to the same period in the prior fiscal year.

•

Integration of China Kanghui Holdings (Kanghui), a leading Chinese orthopedics company, into our Spine business. Kanghui was acquired on November 1, 2012. Kanghui has a broad portfolio of trauma and spine products focused on the growing value segment, and are just beginning to expand into large-joint reconstruction. We believe this acquisition should increase our competitive position in this market.

•

On December 3, 2012 Medtronic and Shandong Weigao Group Medical Polymer Company Limited, Medtronic’s partner in a joint venture to distribute spinal and orthopedic products in China, signed a Separation Agreement to terminate early their joint venture established in 2007. The proposed termination of the joint venture is contingent upon receipt of the requisite approvals from the relevant Chinese regulatory authorities. Pursuant to the terms of the agreement, Medtronic’s exclusive distribution agreement with the joint venture to distribute Medtronic’s spinal products in China will terminate effective December 31, 2012. We believe this Separation Agreement will not materially impact the financial results of the Company.

•

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

•

Continued acceptance from both physicians and patients of insulin-pump therapy and CGM therapy and continued acceptance and improved reimbursement of CGM technologies. The Veo insulin pump is available in certain international markets and offers low-glucose suspend, which assists in protecting against the risk of hypoglycemia by automatically suspending insulin delivery when glucose falls below a specified threshold set by the user. In the U.S., we are anticipating FDA approval of the MiniMed 530G insulin pump and Enlite sensor by the end of fiscal year 2013. The Enlite sensor has been available in certain international markets since the fourth quarter of fiscal year 2011. We expect to launch our next-generation MiniMed 640G pump system in Western Europe early next fiscal year.

•

Given the elective nature of an insulin pump and CGM for the management of diabetes and the possible high out-of-pocket costs to the customer, macroeconomic pressures could negatively impact the near-term sales growth for the Diabetes business.

•

Continued integration of Salient and PEAK into our Surgical Technologies business. Salient and PEAK were acquired in August 2011. Salient develops and markets devices for haemostatic sealing of soft tissue and bone incorporating advanced energy technology. Salient’s devices are used in a variety of surgical procedures including orthopedic surgery, spine, open abdominal, and thoracic procedures. PEAK develops and markets tissue dissection devices incorporating advanced energy technology. PEAK’s PlasmaBlade tissue dissection device is based on proprietary technology that represents an important advance in radiofrequency surgical technologies. We believe these acquisitions have increased our competitive position in this market.

•	Continued acceptance of the Surgical Technologies StealthStation S7 and O-Arm Imaging Systems, especially with Synergy Spine 2.0 and the O-Arm 3.1.4.

•	Continued acceptance of the Surgical Technologies NIM 3.0 Nerve Monitoring System.

COSTS AND EXPENSES

The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended		Six months ended
	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
Cost of products sold	24.9%	23.9%	24.6%	24.0%
Research and development	9.5	9.2	9.5	9.2
Selling, general, and administrative	34.6	35.0	34.8	35.0
Certain litigation charges, net	6.0	—	3.0	—
Acquisition-related items	0.1	(0.6)	0.1	(0.2)
Amortization of intangible assets	1.9	2.1	2.0	2.1
Other expense, net	1.5	3.5	1.3	3.1
Interest expense, net	0.6	0.9	0.7	0.9

Cost of Products Sold

 Cost of products sold for the three and six months ended October 26, 2012, as a percent of net sales, increased 1.0 percentage point for the three months ended October 26, 2012 to 24.9 percent and increased 0.6 of a percentage point for the six months ended October 26, 2012 to 24.6 percent. Cost of products sold as a percent of net sales in the three months ended October 26, 2012 was negatively impacted by 0.5 of a percentage point of unfavorable currency impact and 0.7 of a percentage point of unfavorable spending impact primarily driven by unfavorable revaluation variance, partially offset by 0.2 of a percentage point of favorable variance due to shift in product mix. Cost of products sold as a percent of net sales in the six months ended October 26, 2012 was negatively impacted by 0.4 of a percentage point of unfavorable foreign currency impact and 0.4 of a percentage point of unfavorable spending impact primarily driven by unfavorable revaluation variance, partially offset by 0.2 of a percentage point of favorable variance due to shift in product mix. We continue to focus on mitigating pricing pressure through our five-year, $1.2 billion cost of products sold reduction program.

Research and Development

We have continued to invest in new technologies to drive long-term future growth. For the three and six months ended October 26, 2012, research and development spending was $387 million and $772 million, respectively, or 9.5 percent of net sales for both periods. For both the three and six months ended October 26, 2012, research and development increased 0.3 of a percentage point, as compared to the same periods of the prior fiscal year.

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

Selling, General, and Administrative

Selling, general, and administrative expense for the three and six months ended October 26, 2012 was $1.417 billion and $2.822 billion, respectively, which as a percent of net sales decreased by 0.4 of a percentage point to 34.6 percent and by 0.2 of a percentage point to 34.8 percent, respectively, as compared to the same periods of the prior fiscal year. For the three and six months ended October 26, 2012, selling, general, and administrative expense was positively impacted by our continued focus on several initiatives to leverage our expenses while continuing to invest in new product launches and adding to our sales force in faster growing businesses and geographies. The impact of these initiatives was partially offset in the six months ended October 26, 2012 by incremental bad debt from a single distributor in Greece. For the three and six months ended October 28, 2011, we incurred incremental bad debt expense in our Diabetes business and in Italy.

Certain Litigation Charges, Net, Restructuring Charges and Acquisition-Related Items

Certain litigation charges, net and acquisition-related items for the three and six months ended October 26, 2012 and October 28, 2011 were as follows:

	Three months ended		Six months ended
(in millions)	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
Certain litigation charges, net	$245	$—	$245	$—
Acquisition-related items	6	(24)	11	(16)
Net tax impact of certain litigation charges, net and acquisition-related items	(10)	—	(10)	—
Total certain litigation charges, net and acquisition-related items, net of tax	$241	$(24)	$246	$(16)

Restructuring

During the three and six months ended October 26, 2012 and October 28, 2011, we did not incur any restructuring charges.

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

In connection with the fiscal year 2012 initiative, as of the end of the fourth quarter of fiscal year 2012, the Company had identified approximately 1,000 positions for elimination to be achieved through involuntary and voluntary separation. Of the 1,000 positions identified, approximately 600 positions have been eliminated as of October 26, 2012. The fiscal year 2012 initiative is scheduled to be substantially complete by the end of the fourth quarter of fiscal year 2013 and is expected to produce annualized operating savings of approximately $100 to $125 million. These savings will arise mostly from reduced compensation expense.

Certain Litigation Charges, Net

We classify material litigation reserves and gains recognized as certain litigation charges, net. During the three and six months ended October 26, 2012 and October 28, 2011, the Company recorded certain litigation charges, net of $245 million relating to probable and reasonably estimated damages resulting from patent litigation with Edwards Lifesciences, Inc. See Note 19 for additional information.

During the three and six months ended October 28, 2011, there were no certain litigation charges, net.

Acquisition-Related Items

During the three months ended October 26, 2012, we recorded net charges from acquisition-related items of $6 million. In connection with the acquisition of China Kanghui Holdings, we recorded transaction costs of $3 million. In the second quarter of fiscal year 2013, we also recorded a net charge of $5 million for transaction costs related to the divestiture of the Physio-Control business. Additionally, we recorded $2 million of net income related to the change in fair value of contingent milestone payments associated with acquisitions subsequent to April 29, 2009.

During the three months ended October 28, 2011, we recorded income from acquisition-related items of $24 million. In connection with the acquisitions of Salient and PEAK, we recognized gains of $32 million and $6 million, respectively, on our previously-held investments. In connection with these acquisitions, we began to assess and formulate a plan for the elimination of duplicative positions and the termination of certain contractual obligations. As a result, we incurred approximately $5 million of certain acquisition-related costs, which included legal fees, severance costs, changes in control costs, and contract termination costs. Additionally, we recorded $9 million of charges related to the change in fair value of contingent milestone payments associated with acquisitions subsequent to April 29, 2009.

During the six months ended October 26, 2012, we recorded acquisition-related items of $11 million. In connection with the acquisition of China Kanghui Holdings, we recorded transaction costs of $3 million. In the second quarter of fiscal year 2013, we also recorded a net charge of $5 million for transaction costs related to the divestiture of the Physio-Control business. Additionally, we recorded $3 million of net charges related to the change in fair value of contingent milestone payments associated with acquisitions subsequent to April 29, 2009.

During the six months ended October 28, 2011, we recorded income from acquisition-related items of $16 million. In connection with the acquisitions of Salient and PEAK, we recognized gains of $32 million and $6 million, respectively, on our previously-held investments. In connection with these acquisitions, we began to assess and formulate a plan for the elimination of duplicative positions and the termination of certain contractual obligations. As a result, we incurred approximately $5 million of certain acquisition-related costs, which included legal fees, severance costs, changes in control costs, and contract termination costs. Additionally, we recorded $17 million of charges related to the change in fair value of contingent milestone payments associated with acquisitions subsequent to April 29, 2009.

Amortization of Intangible Assets

Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets consisting of patents, trademarks, tradenames, purchased technology, and other intangible assets. For the three and six months ended October 26, 2012, amortization expense was $79 million and $159 million, respectively, as compared to $85 million and $171 million for the same periods of the prior fiscal year. The $6 million and $12 million decreases in amortization expense for the three and six months ended October 26, 2012 were primarily due to certain intangible assets that became fully amortized, thereby reducing ongoing amortization expense, partially offset by amortization expense related to the second quarter fiscal year 2012 acquisitions of Salient and PEAK.

Other Expense, Net

Other expense, net includes royalty income and expense, realized equity security gains and losses, realized foreign currency transactions and derivative gains and losses, impairment charges on equity securities, and the Puerto Rico excise tax. For the three and six months ended October 26, 2012, other expense, net was $63 million and $102 million, respectively, as compared to $140 million and $249 million, respectively, for the same periods in the prior fiscal year. For the three and six months ended October 26, 2012, the net expense decreased $77 million and $147 million, respectively, primarily due to the impact of foreign currency gains and losses and gains on certain available-for-sale marketable equity securities realized during the second quarter of fiscal year 2013, partially offset by higher royalty expense in our Coronary business. For the three and six months ended October 26, 2012, total foreign currency losses recorded in other expense, net were $27 million and $7 million, respectively, compared to losses of $84 million and $148 million, respectively, in the same periods in the prior fiscal year.

Interest Expense, Net

Interest expense, net includes interest earned on our cash and cash equivalents, short- and long-term investments, interest paid on our outstanding borrowings, amortization of debt issuance costs and debt discounts, the net realized and unrealized gain or loss on trading securities, ineffectiveness on interest rate derivative instruments, and the net realized gain or loss on the sale or impairment of available-for-sale debt securities. For the three and six months ended October 26, 2012, we had interest expense, net of $24 million and $57 million, respectively, as compared to interest expense, net of $38 million and $70 million for the same periods of the prior fiscal year. The decreases in interest expense, net during the three and six months ended October 26, 2012 were primarily the result of realized gains during the second quarter of fiscal year 2013 on sales of available-for-sale debt securities and the result of increased interest income from higher investment balances in comparison to the same periods of the prior fiscal year, partially offset by increased interest expense from higher outstanding debt balances as compared the same periods of the prior fiscal year.

Medical Device Excise Tax

The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 impose significant new taxes on medical device makers in the form of a 2.3 percent excise tax on U.S. medical device sales, with certain exemptions, beginning in January 2013. We currently estimate that our fiscal year 2013 excise tax fee (impacting only the last four months for fiscal year 2013) could be up to $50 million after-tax, and will be included within other expense, net in the Company’s consolidated statements of earnings. We currently estimate that our annual excise tax fee would be within the range of $125 to $175 million after-tax. The final IRS regulations are pending and thus our estimates may change based on the final regulations.

INCOME TAXES

	Three months ended		Six months ended
(dollars in millions)	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
Provision for income taxes	$208	$179	$432	$378
Effective tax rate	24.36%	17.16%	22.25%	18.34%
Net tax impact of acquisition-related items and certain litigation charges, net	(4.64)	0.46	(2.14)	0.20
Non-GAAP nominal tax rate (1)	19.72%	17.62%	20.11%	18.54%

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

Our effective tax rates from continuing operations for the three and six months ended October 26, 2012 were 24.36 percent and 22.25 percent, respectively, compared to 17.16 percent and 18.34 percent, respectively, from the same periods of the prior fiscal year. The increase in our effective tax rate for the three and six months ended October 26, 2012 was primarily due to, the net tax impact of acquisition-related items, certain litigation charges, net, the expiration of the U.S. federal research and development tax credit on December 31, 2011, and the impact associated with the resolution of certain income tax audits. These items were partially offset by the tax impact of foreign dividend distributions recorded during the quarter ended October 26, 2012.

Our non-GAAP nominal tax rates for the three and six months ended October 26, 2012 were 19.72 percent and 20.11 percent, respectively, compared to 17.62 percent and 18.54 percent, respectively, from the same periods of the prior fiscal year. The increase in our non-GAAP nominal tax rates for the three and six months ended October 26, 2012 as compared to the same period of the prior fiscal year was primarily due to the expiration of the U.S. federal research and development tax credit on December 31, 2011 and the impact associated with the resolution of certain income tax audits. These items were partially offset by the tax impact of foreign dividend distributions recorded during the quarter ended October 26, 2012.

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

In March 2009, the IRS issued its audit report for fiscal years 2005 and 2006. We reached agreement with the IRS on some but not all matters. On December 23, 2010, the IRS issued a statutory notice of deficiency with respect to the remaining issues. We filed a Petition with the U.S. Tax Court on March 21, 2011 objecting to the deficiency. During October 2012, we reached resolution with the IRS on the deductibility of a settlement payment. The remaining unresolved significant issue relates to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of our key manufacturing sites.

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

See Note 15 to the condensed consolidated financial statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

(dollars in millions)	October 26, 2012	April 27, 2012
Working capital	$2,814	$3,658
Current ratio*	1.4:1.0	1.6:1.0
Cash, cash equivalents, and short-term investments	$2,675	$2,592
Long-term investments in debt, marketable equity and trading securities**	8,333	7,197
Total	$11,008	$9,789
Short-term borrowings and long-term debt	$11,452	$10,633
Net cash position***	$(444)	$(844)

*	Current ratio is the ratio of current assets to current liabilities.
**	Long-term investments include debt securities with a maturity date greater than one year from the end of the period, marketable equity and trading securities and exclude minority investments.
***

Net cash position is the sum of cash, cash equivalents, short-term investments, and long-term investments in debt, marketable equity and trading securities less short-term borrowings and long-term debt.

As of October 26, 2012, we believe our strong balance sheet and liquidity provide us with flexibility in the future. We believe our existing cash and investments, as well as our $2.250 billion syndicated credit facility and related commercial paper program ($1.650 billion of commercial paper outstanding as of October 26, 2012), will satisfy our foreseeable working capital requirements for at least the next 12 months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions. We also generally expect to refinance maturities of long-term debt. At October 26, 2012, our Standard & Poor’s Ratings Services and Moody’s Investors Service ratings remain unchanged as compared to those ratings at April 27, 2012 with long-term debt ratings of A+ and A1, respectively, and short-term debt ratings of A-1+ and P-1, respectively.

Our net cash position in the second quarter of fiscal year 2013, as defined above, increased by $400 million as compared to the fiscal year ended April 27, 2012.

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

A significant amount of our earnings occur outside the U.S., and are deemed to be indefinitely reinvested in non-U.S. subsidiaries, resulting in a majority of our cash, cash equivalents, and investments being held by such non-U.S. subsidiaries. As of October 26, 2012 and April 27, 2012, approximately $10.432 billion and $9.882 billion, respectively, of cash, cash equivalents, and short- and long-term investments in marketable debt and equity securities were held by our non-U.S. subsidiaries. These funds are available for use by our worldwide operations; however, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would generally be subject to U.S. tax. As a result, we continue to accumulate earnings overseas for investment in our business outside the U.S. and to use cash generated from U.S. operations and short- and long-term borrowings to meet our U.S. cash needs. Should we require more capital in the U.S. than is generated by our domestic operations, we could elect to repatriate earnings from our non-U.S. subsidiaries or raise additional capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or other dilution of our earnings.

Cash, cash equivalents, and short-term investments at April 27, 2012 also include $153 million of cash invested in short-term instruments held in an indemnification trust established for self-insurance coverage for our directors and officers. In August 2012, we purchased $300 million of directors and officers insurance coverage and commenced termination of the previously established self-insurance indemnification trust. The termination of the Company’s indemnification trust, including the liquidation of approximately $153 million thereunder, was completed during the second quarter of fiscal year 2013.

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

For the three months and six months ended October 26, 2012, other-than-temporary impairment losses on available-for-sale debt securities were less than $1 million and $1 million, respectively, of which less than $1 million and $1 million were recognized in other comprehensive income resulting in less than $1 million of charges being recognized in earnings in both periods. In determining these other-than-temporary impairment losses, U.S. GAAP specifies that we consider a variety of factors, including the quality and estimated value of the underlying credit support for our holdings and the financial condition and credit rating of the issuer in estimating the credit loss portion of other-than-temporary impairment losses. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recorded all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. However, as of October 26, 2012, we have $41 million of gross unrealized losses on our aggregate short-term and long-term available-for-sale debt securities of $8.944 billion; if market conditions deteriorate, some of these holdings may experience other-than-temporary impairment in the future which could have a material impact on our financial results. Management is required to use estimates and assumptions in its valuation of our investments, which requires a high degree of judgment, and therefore, actual results could differ materially from those estimates. See Note 8 to the current period’s condensed consolidated financial statements for additional information regarding fair value measurements.

SUMMARY OF CASH FLOWS

	Six months ended
(in millions)	October 26, 2012	October 28, 2011
Cash provided by (used in):
Operating activities	$2,167	$2,287
Investing activities	(869)	(1,743)
Financing activities	(762)	(844)
Effect of exchange rate changes on cash and cash equivalents	(25)	(34)
Net change in cash and cash equivalents	$511	$(334)

Operating Activities

Our net cash provided by operating activities was $2.167 billion for the six months ended October 26, 2012 compared to $2.287 billion provided by operating activities for the six months ended October 28, 2011. The $120 million decrease in net cash provided by operating activities was primarily attributable to a decrease in accrued income taxes due to the timing of certain tax payments and disbursement of certain litigation charges for Shareholder Related Matters partially offset by a slight decrease in accounts receivable during the six months ended October 26, 2012, compared to the six months ended October 28, 2011.

Investing Activities

Our net cash used in investing activities was $869 million for the six months ended October 26, 2012 compared to $1.743 billion used in investing activities for the six months ended October 28, 2011. The $874 million decrease in net cash used in investing activities was primarily related to the prior year acquisitions of PEAK and Salient.

Financing Activities

Our net cash used in financing activities was $762 million for the six months ended October 26, 2012 compared to $844 million used in financing activities for the six months ended October 28, 2011. The $82 million decrease in net cash used in financing activities was primarily attributable to $503 million of increased cash returned to shareholders in the form of dividends and repurchase of common stock for the six months ended October 26, 2012 compared to the same period in the prior fiscal year, partially offset by increased levels of short-term borrowings.

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

We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, or cash flows. Presented below is a summary of contractual obligations and other minimum commercial commitments as of October 26, 2012. See Note 9 to the current period’s condensed consolidated financial statements for additional information regarding long-term debt. Additionally, see Note 15 to the current period’s condensed consolidated financial statements for additional information regarding accrued income tax obligations, which are not reflected in the table below.

	Maturity by Fiscal Year
(in millions)	Total	Remaining 2013	2014	2015	2016	2017	Thereafter
Contractual obligations related to off-balance sheet arrangements:
Operating leases(1)	$307	$70	$88	$56	$34	$19	$40
Inventory purchases(2)	174	80	76	11	1	—	6
Commitments to fund minority investments/contingent acquisition consideration(3)	358	27	17	99	12	102	101
Interest payments(4)	3,029	162	289	264	212	185	1,917
Other(5)	158	44	56	34	3	2	19
Total	$4,026	$383	$526	$464	$262	$308	$2,083

Contractual obligations reflected in the balance sheet:
Long-term debt, including current portion(6)	$9,221	$2,210	$550	$1,250	$1,100	$—	$4,111
Capital leases	170	6	13	13	12	30	96
Total	$9,391	$2,216	$563	$1,263	$1,112	$30	$4,207

(1)	Certain leases require us to pay real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These future costs are not included in the schedule above.
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

DEBT AND CAPITAL

Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of total interest-bearing debt and equity was 40 percent as of October 26, 2012 and 38 percent as of April 27, 2012.

Share Repurchase Program

As part of our focus on returning value to our shareholders, shares are repurchased from time to time. In June 2011, our Board of Directors authorized the repurchase of 75 million shares of our common stock. During the three and six months ended October 26, 2012, we repurchased approximately 14.8 million and 27.3 million shares, respectively, at an average price per share of $41.46 and $39.72, respectively. As of October 26, 2012, we had approximately 31.1 million shares remaining under current buyback authorizations approved by the Board of Directors.

Financing Arrangements

We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs. Short-term debt, including the current portion of our long-term debt and capital lease obligations, as of October 26, 2012, was $4.097 billion compared to $3.274 billion as of April 27, 2012. We utilize a combination of Senior Convertible Notes and Senior Notes to meet our long-term financing needs. Long-term debt as of October 26, 2012 was $7.355 billion compared to $7.359 billion as of April 27, 2012. For more information on our financing arrangements, see Note 9 to the current period’s condensed consolidated financial statements.

Credit Arrangements and Debt Ratings

We maintain a commercial paper program that allows us to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of October 26, 2012 and April 27, 2012, outstanding commercial paper totaled $1.650 billion and $950 million, respectively. During the three and six months ended October 26, 2012, the weighted average original maturity of the commercial paper outstanding was approximately 87 days and 74 days, respectively, and the weighted average interest rate was 0.18 percent and 0.16 percent, respectively. The issuance of commercial paper reduces the amount of credit available under our existing lines of credit.

We have committed and uncommitted lines of credit with various banks. The existing committed lines of credit include a four-year $2.250 billion syndicated credit facility dated December 9, 2010 that will expire on December 9, 2014 (Credit Facility). The Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase its capacity by an additional $500 million at any time during the four-year term of the agreement. As of October 26, 2012 and April 27, 2012, no amounts were outstanding on the committed lines of credit.

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

OPERATIONS OUTSIDE OF THE UNITED STATES

The table below illustrates U.S. net sales versus net sales outside the U.S. for the three and six months ended October 26, 2012 and October 28, 2011:

	Three months ended		Six months ended
(in millions)	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
U.S. net sales	$2,289	$2,237	$4,516	$4,383
Non-U.S. net sales	1,806	1,786	3,587	3,586
Total net sales	$4,095	$4,023	$8,103	$7,969

For the three and six months ended October 26, 2012, consolidated net sales outside the U.S. increased 1 percent and less than 1 percent, respectively, over the same periods of the prior fiscal year. Foreign currency had an unfavorable impact of $118 million and $238 million on net sales during the three and six months ended October 26, 2012, respectively. For the three and six months ended October 26, 2012, our performance outside the U.S. was primarily a result of strong net sales in Endovascular and solid growth in our Structural Heart, Neuromodulation, Diabetes, and Surgical Technologies businesses, offset by unfavorable foreign currency translation and declines in CRDM and Spine.

Net sales outside the U.S. are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. However, a significant amount of our outstanding accounts receivable are with national health care systems in many countries. The current economic conditions in many countries outside the U.S. (particularly the recent economic challenges faced by Italy, Spain, Portugal, and Greece) have deteriorated and may continue to increase the average length of time it takes to collect on our outstanding accounts receivable in these countries. We continue to monitor the creditworthiness of customers located in these and other geographic areas. In the past, accounts receivable balances with certain customers in these countries have accumulated over time and were subsequently settled as large lump sum payments. Although we do not currently foresee a significant credit risk associated with a material portion of these receivables, repayment is dependent upon the financial stability of the economies of those countries. Beginning in fiscal year 2012, we concluded that collectability was not reasonably assured for revenue transactions with certain Greece distributors, and therefore, deferred revenue recognition until all revenue recognition criteria are met in the future. As of October 26, 2012 and April 27, 2012, our remaining deferred revenue balance for certain Greece distributors was $17 million and $15 million, respectively. Outstanding gross receivables from customers outside the U.S. totaled $2.248 billion as of October 26, 2012, or 61 percent of total outstanding accounts receivable, and $2.408 billion as of April 27, 2012, or 62 percent of total outstanding accounts receivable.

OTHER MATTERS

The Company was a party to an Indemnification Trust Agreement (the Agreement) dated April 29, 2004, as amended September 5, 2006 and April 27, 2009, by and among the Company, as grantor, Wells Fargo Bank, N.A., as trustee (the Trustee) and D. Cameron Findlay, as the representative of the beneficiaries (the Beneficiaries’ Representative) of the trust (the Trust) created by the Agreement. Mr. Findlay is also Senior Vice President, General Counsel, and Corporate Secretary of the Company. The Trust, with a fund amount of $153 million, provided a source of funds for payment of certain indemnification and expense advancement claims by the Trust’s beneficiaries, which the Agreement defined as all past, present and future members of the Board of Directors and all past, present and future officers of the Company.

In August 2012, we purchased $300 million of directors and officers insurance coverage. On October 12, 2012, the Company provided notice (the Notice) to the Trustee and the Beneficiaries’ Representative of the Company’s authorization to terminate the Agreement and the Trust, effective as of October 15, 2012, the scheduled termination date set forth in the Notice.

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

We had foreign exchange rate derivative contracts outstanding in notional amounts of $5.710 billion and $5.136 billion as of October 26, 2012 and April 27, 2012, respectively. At October 26, 2012, these contracts were in an unrealized gain position of $43 million. A sensitivity analysis of changes in the fair value of all foreign currency exchange rate derivative contracts at October 26, 2012 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $536 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our fixed-to-floating interest rate swap agreements. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10 percent change in short-term interest rates, compared to interest rates as of October 26, 2012, indicates that the fair value of these instruments would correspondingly change by $23 million.

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

Item 1A. Risk Factors

In addition to the updated risk factor set forth below and the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 27, 2012, as updated in the Company’s Quarterly Report on Form 10-Q for the period ended July 27, 2012, which could materially affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the shares repurchased by the Company during the second quarter of fiscal year 2013:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
7/28/12-8/24/12	5,792,599	$40.07	5,792,599	40,164,026
8/25/12-9/28/12	5,578,378	41.60	5,578,378	34,585,648
9/29/12-10/26/12	3,436,836	43.56	3,436,836	31,148,812
Total	14,807,813	$41.46	14,807,813	31,148,812

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

Medtronic, Inc.
(Registrant)

Date:	December 5, 2012	/s/ Omar Ishrak
Omar Ishrak
Chairman and Chief Executive Officer

Date:	December 5, 2012	/s/ Gary L. Ellis
Gary L. Ellis
Senior Vice President and
Chief Financial Officer