Form 10-Q
period 2013-01-25
MEDTRONIC INC
filed 2013-03-06
CIK 64670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 25, 2013
Commission File Number 1-7707

MEDTRONIC, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0793183
(State of incorporation)	(I.R.S. Employer Identification No.)
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
Yes ☐ No ☒
Shares of common stock, $.10 par value, outstanding on March 1, 2013: 1,013,805,980

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended		Nine months ended
	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
	(in millions, except per share data)
Net sales	$4,027	$3,918	$12,130	$11,887

Costs and expenses:
Cost of products sold	999	931	2,992	2,842
Research and development expense	376	364	1,148	1,097
Selling, general, and administrative expense	1,401	1,371	4,223	4,161
Certain litigation charges, net	—	—	245	—
Acquisition-related items	(55)	15	(44)	(1)
Amortization of intangible assets	88	84	247	255
Other expense, net	17	67	119	316
Interest expense, net	46	33	103	103
Total costs and expenses	2,872	2,865	9,033	8,773

Earnings from continuing operations before income taxes	1,155	1,053	3,097	3,114

Provision for income taxes	167	208	599	587

Earnings from continuing operations	988	845	2,498	2,527

Discontinued operations, net of tax:
Earnings from operations of Physio-Control	—	15	—	32
Physio-Control divestiture-related costs	—	(9)	—	(17)
Deferred income tax benefit on sale	—	84	—	84
Earnings from discontinued operations	—	90	—	99

Net earnings	$988	$935	$2,498	$2,626

Basic earnings per share:
Earnings from continuing operations	$0.98	$0.80	$2.45	$2.39
Net earnings	$0.98	$0.89	$2.45	$2.48
Diluted earnings per share:
Earnings from continuing operations	$0.97	$0.80	$2.43	$2.37
Net earnings	$0.97	$0.88	$2.43	$2.47

Basic weighted average shares outstanding	1,012.5	1,054.4	1,020.7	1,058.5
Diluted weighted average shares outstanding	1,021.0	1,060.2	1,028.7	1,064.1

Cash dividends declared per common share	$0.2600	$0.2425	$0.7800	$0.7275
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
	(in millions)
Net earnings	$988	$935	$2,498	$2,626

Other comprehensive income/(loss), net of tax:
Unrealized gain/(loss) on investments, net of tax expense/(benefit) of $(19), $(89), $(15), and $(61), respectively	(33)	(150)	(26)	(102)
Translation adjustment	40	(85)	13	(168)
Net change in retirement obligations, net of tax expense of $7, $6, $26, and $18, respectively	10	15	45	38
Unrealized gain/(loss) on derivatives, net of tax expense/(benefit) of $(2), $59, $(18), and $106, respectively	(5)	101	(31)	181

Other comprehensive income/(loss)	12	(119)	1	(51)

Comprehensive income	$1,000	$816	$2,499	$2,575
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 25, 2013	April 27, 2012
	(in millions, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$1,298	$1,248
Short-term investments	1,166	1,344
Accounts receivable, less allowances of $106 and $100, respectively	3,532	3,808
Inventories	1,889	1,800
Deferred tax assets, net	564	640
Prepaid expenses and other current assets	712	675

Total current assets	9,161	9,515

Property, plant, and equipment	6,136	5,796
Accumulated depreciation	(3,634)	(3,323)
Property, plant, and equipment, net	2,502	2,473

Goodwill	10,341	9,934
Other intangible assets, net	2,758	2,647
Long-term investments	9,321	7,705
Long-term deferred tax assets, net	484	504
Other assets	382	305

Total assets	$34,949	$33,083

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$4,104	$3,274
Accounts payable	569	565
Accrued compensation	864	912
Accrued income taxes	207	65
Deferred tax liabilities, net	10	33
Other accrued expenses	1,204	1,008

Total current liabilities	6,958	5,857

Long-term debt	7,314	7,359
Long-term accrued compensation and retirement benefits	838	759
Long-term accrued income taxes	1,002	1,005
Long-term deferred tax liabilities, net	639	611
Other long-term liabilities	362	379

Total liabilities	17,113	15,970

Commitments and contingencies (Notes 4 and 19)

Shareholders’ equity:
Preferred stock— par value $1.00	—	—
Common stock— par value $0.10	101	104
Retained earnings	18,207	17,482
Accumulated other comprehensive loss	(472)	(473)

Total shareholders’ equity	17,836	17,113

Total liabilities and shareholders’ equity	$34,949	$33,083
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended
	January 25, 2013	January 27, 2012
	(in millions)
Operating Activities:
Net earnings	$2,498	$2,626

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	610	633
Amortization of discount on senior convertible notes	69	63
Acquisition-related items	(67)	32
Provision for doubtful accounts	34	49
Deferred income taxes	39	(181)
Stock-based compensation	119	124
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	255	(124)
Inventories	(58)	(202)
Accounts payable and accrued liabilities	(25)	74
Other operating assets and liabilities	68	571
Certain litigation charges, net	245	—
Certain litigation payments	(91)	(239)

Net cash provided by operating activities	3,696	3,426

Investing Activities:
Acquisitions, net of cash acquired	(820)	(556)
Additions to property, plant, and equipment	(336)	(374)
Purchases of marketable securities	(7,746)	(5,714)
Sales and maturities of marketable securities	6,396	4,495
Other investing activities, net	(4)	(32)

Net cash used in investing activities	(2,510)	(2,181)

Financing Activities:
Acquisition-related contingent consideration	(17)	(62)
Change in short-term borrowings, net	(9)	197
Repayment of short-term borrowings (maturities greater than 90 days)	(1,850)	(2,500)
Proceeds from short-term borrowings (maturities greater than 90 days)	2,625	2,525
Payments on long-term debt	(10)	(24)
Dividends to shareholders	(797)	(769)
Issuance of common stock	158	67
Repurchase of common stock	(1,247)	(780)

Net cash used in financing activities	(1,147)	(1,346)

Effect of exchange rate changes on cash and cash equivalents	11	(91)

Net change in cash and cash equivalents	50	(192)

Cash and cash equivalents at beginning of period	1,248	1,382

Cash and cash equivalents at end of period	$1,298	$1,190

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$422	$226
Interest	226	197
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
Not Yet Adopted
In December 2011 and January 2013, the FASB issued new accounting guidance related to disclosures on offsetting assets and liabilities on the balance sheet. This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This accounting guidance is required to be applied retrospectively and is effective for the Company beginning in the first quarter of fiscal year 2014. Since the accounting guidance only impacts disclosure requirements, its adoption will not have a material impact on the Company’s consolidated financial statements.
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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

for the Company beginning in the first quarter of fiscal year 2014 with early adoption permitted under certain circumstances. The Company will adopt this accounting guidance in the first quarter of fiscal year 2014 and does not expect it to have a material impact on the Company’s consolidated financial statements.
In February 2013, the FASB expanded the disclosure requirements with respect to changes in accumulated other comprehensive income (AOCI). Under this new guidance, companies will be required to disclose the amount of income (or loss) reclassified out of AOCI to each respective line item on the statements of earnings where net income is presented. The guidance allows companies to elect whether to disclose the reclassification either in the notes to the financial statements or parenthetically on the face of the financial statements. This update is effective for the Company beginning in the fourth quarter of fiscal 2013. Since the accounting guidance only impacts disclosure requirements, its adoption will not have a material impact on the Company’s consolidated financial statements.
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
The following is a summary of the operating results of Physio-Control for discontinued operations for the three and nine months ended January 27, 2012:

	Three months ended	Nine months ended
(in millions)	January 27, 2012	January 27, 2012
Discontinued operations:
Net sales	$112	$323

Earnings from operations of Physio-Control	$23	$48
Physio-Control divestiture-related costs	(12)	(24)
Income tax expense	(5)	(9)
Deferred income tax benefit on sale	84	84
Earnings from discontinued operations	$90	$99
During the three and nine months ended January 27, 2012, the Company recorded an $84 million deferred income tax benefit in discontinued operations. In accordance with the authoritative guidance, the Company was required to establish a deferred tax asset on the difference between its tax and book basis in the shares of Physio-Control, up to the expected amount of the gain. In the fourth quarter of fiscal year 2012 the deferred income tax benefit was reversed upon finalization of the sale. Additionally, during the three months ended January 27, 2012, the Company recorded $12 million of Physio-Control divestiture-related costs in discontinued operations. During the nine months ended January 27, 2012, the Company reclassified $12 million of Physio-Control divestiture-related costs previously recorded in acquisition-related items within continuing operations on the condensed consolidated statements of earnings in the first and second quarters of fiscal year 2012 to discontinued operations. For further information on Physio-Control assets and liabilities sold, see Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 27, 2012.
Note 4 – Acquisitions and Acquisition-Related Items
The Company had various acquisitions and other acquisition-related activity during the first three quarters of fiscal years 2013 and 2012. Certain acquisitions were accounted for as business combinations as noted below. In accordance with authoritative guidance on business combination accounting, the assets and liabilities of the company acquired were recorded as of the acquisition date, at their respective fair values, and consolidated with the Company. The purchase price is recorded based on

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

estimates of the fair values of assets acquired and liabilities assumed. The pro forma impact of these acquisitions was not significant, individually or in the aggregate, to the results of the Company for the three and nine months ended January 25, 2013 or January 27, 2012. The results of operations related to each company acquired have been included in the Company’s consolidated statements of earnings since the date each company was acquired.
Three and nine months ended January 25, 2013
China Kanghui Holdings
On November 1, 2012, the Company acquired China Kanghui Holdings (Kanghui). Kanghui is a Chinese manufacturer and distributor of orthopedic products in trauma, spine, and joint reconstruction. Total consideration for the transaction was approximately $816 million. The total value of the transaction, net of Kanghui’s cash, was approximately $797 million. Based upon the preliminary acquisition valuation, the Company acquired $288 million of technology-based intangible assets and $53 million of tradenames and customer-related intangible assets that had a weighted average estimated useful life of 11 years at the time of acquisition and $401 million of goodwill. Acquired goodwill is not deductible for tax purposes.
The Company accounted for the acquisition of Kanghui as a business combination. The purchase price allocation is based on estimates of the fair value of assets acquired and liabilities assumed. The preliminary purchase price has been allocated as follows:

(in millions)
Current assets	$110
Property, plant, and equipment	56
Intangible assets	341
Goodwill	401
Other assets	10
Total assets acquired	918

Current liabilities	30
Long-term deferred tax liabilities, net	71
Other long-term liabilities	1
Total liabilities assumed	102
Net assets acquired	$816
Acquisition-Related Items
During the three and nine months ended January 25, 2013, the Company recorded net gains from acquisition-related items of $55 million and $44 million, respectively, including gains of $70 million and $67 million, respectively, related to the change in fair value of contingent milestone payments associated with acquisitions subsequent to April 29, 2009. The change in fair value of contingent milestone payments is primarily related to the change in fair value of Ardian, Inc. contingent commercial milestone payments, which are based on annual revenue growth through fiscal year 2015, due to current slower commercial ramp in Europe. Additionally, during the three and nine months ended January 25, 2013, the Company incurred transaction costs of $10 million and $13 million, respectively, in connection with the acquisition of Kanghui and an IPR&D impairment charge of $5 million related to a technology recently acquired by the Structural Heart business. During the nine months ended January 25, 2013, the Company incurred $5 million of transaction costs related to the divestiture of the Physio-Control business.
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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

intangible asset. The IPR&D primarily relates to the future launch of Salient’s concentric wire product. Acquired goodwill is not deductible for tax purposes.
The Company accounted for the acquisition of Salient as a business combination. During the first quarter of fiscal year 2013, the Company recorded minor adjustments to other intangible assets, goodwill, and long-term deferred tax liabilities as a result of finalizing the valuation for fair value of intangible assets acquired. The Company recorded the identifiable assets acquired and liabilities assumed at fair value as follows:

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
Acquisition-Related Items
During the three and nine months ended January 27, 2012, the Company recorded net charges (net gain) from acquisition-related items of $15 million and $(1) million, respectively, including charges of $15 million and $32 million, respectively, related to the change in fair value of contingent consideration. Additionally, in connection with the acquisitions of Salient and PEAK, the Company recognized gains of $32 million and $6 million, respectively, during the nine months ended January 27, 2012 on its previously held investments. In connection with these acquisitions, the Company began to assess and formulate a plan for the elimination of duplicative positions and the termination of certain contractual obligations. As a result, the Company incurred approximately $5 million of certain acquisition-related costs, which include legal fees, severance costs, change in control costs, and contract termination costs.

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
Contingent consideration liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, probabilities of payment, and projected payment dates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. Increases (decreases) in projected revenues and probabilities of payment may result in higher (lower) fair value measurements. Increases (decreases) in discount rates and the projected time to payment may result in lower (higher) fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement.
The recurring Level 3 fair value measurements of the contingent consideration include the following significant unobservable inputs:

($ in millions)	Fair Value at January 25, 2013	Valuation Technique	Unobservable Input	Range
			Discount rate	13% - 24%
Revenue-based payments	$137	Discounted cash flow	Probability of payment	95% - 100%
			Projected fiscal year of payment	2013 - 2019
			Discount rate	5.9%
Product development-based payments	$4	Discounted cash flow	Probability of payment	100%
			Projected fiscal year of payment	2016
At January 25, 2013, the estimated maximum potential amount of undiscounted future contingent consideration that the Company is expected to make associated with all completed business combinations or purchases of intellectual property prior to April 24, 2009 was approximately $223 million. The milestones associated with the contingent consideration must be reached in future periods ranging from fiscal years 2013 to 2018 in order for the consideration to be paid.
The fair value of contingent milestone payments associated with acquisitions subsequent to April 24, 2009 was remeasured as of January 25, 2013 and April 27, 2012 at $141 million and $231 million, respectively. As of January 25, 2013, $122 million was reflected in other long-term liabilities and $19 million was reflected in other accrued expenses in the condensed consolidated balance sheet. As of April 27, 2012, $200 million was reflected in other long-term liabilities and $31 million was reflected in other accrued expenses in the condensed consolidated balance sheet. The portion of the milestone payments related to the acquisition date fair value of contingent consideration has been reported as financing activities in the condensed consolidated statements of cash flows. Amounts paid in excess of the original acquisition date fair value of contingent consideration have been reported as operating activities in the condensed consolidated statements of cash flows. The following table provides a reconciliation of the beginning and ending balances of contingent milestone payments associated with acquisitions subsequent to April 24, 2009 measured at fair value that used significant unobservable inputs (Level 3):

	Three months ended		Nine months ended
(in millions)	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Beginning Balance	$213	$288	$231	$335
Purchase price contingent consideration	—	—	5	2
Contingent milestone payments	(2)	—	(28)	(66)
Change in fair value of contingent consideration	(70)	15	(67)	32
Ending Balance	$141	$303	$141	$303

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 – Certain Litigation Charges, Net
The Company classifies material litigation reserves and gains recognized as certain litigation charges, net.
During the three months ended January 25, 2013, there were no certain litigation charges, net. During the nine months ended January 25, 2013, the Company recorded certain litigation charges, net of $245 million relating to probable and reasonably estimated damages resulting from patent litigation with Edwards Lifesciences, Inc. See Note 19 for additional information.
During the three and nine months ended January 27, 2012, there were no certain litigation charges, net.
Note 6 – Restructuring Charges
During the three and nine months ended January 25, 2013 and January 27, 2012, the Company did not incur any restructuring charges.
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
In connection with the fiscal year 2012 initiative, as of the end of the fourth quarter of fiscal year 2012, the Company had identified approximately 1,000 positions for elimination to be achieved through involuntary and voluntary separation. Of the 1,000 positions identified in April 2012, approximately 600 positions have been eliminated as of January 25, 2013. The fiscal year 2012 initiative is scheduled to be substantially complete by the end of the fourth quarter of fiscal year 2013.
A summary of the activity related to the fiscal year 2012 initiative is presented below:

	Fiscal Year 2012 Initiative
(in millions)	Employee Termination Costs	Asset Write- downs	Other Costs	Total
Balance as of April 29, 2011	$—	$—	$—	$—
Restructuring charges	66	9	43	118
Payments/write-downs	(2)	(9)	(16)	(27)
Balance as of April 27, 2012	$64	$—	$27	$91
Payments/write-downs	(26)	—	(17)	(43)
Balance as of July 27, 2012	$38	$—	$10	$48
Payments/write-downs	(17)	—	(4)	(21)
Balance as of October 26, 2012	$21	$—	$6	$27
Payments/write-downs	(5)	—	(1)	(6)
Balance as of January 25, 2013	$16	$—	$5	$21

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 – Investments
The Company holds short-term and long-term investments, which consist primarily of marketable debt and equity securities.
Information regarding the Company’s short-term and long-term investments at January 25, 2013 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$4,171	$60	$(7)	$4,224
Auction rate securities	153	—	(19)	134
Mortgage-backed securities	1,050	8	(8)	1,050
U.S. government and agency securities	3,755	11	(3)	3,763
Foreign government and agency securities	34	—	—	34
Certificates of deposit	6	—	—	6
Other asset-backed securities	504	4	—	508
Marketable equity securities	117	123	(7)	233
Trading securities:
Exchange-traded funds	45	4	—	49
Cost method, equity method, and other investments	486	—	—	486
Total short-term and long-term investments	$10,321	$210	$(44)	$10,487
Information regarding the Company’s short-term and long-term investments at April 27, 2012 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$3,501	$47	$(7)	$3,541
Auction rate securities	153	—	(26)	127
Mortgage-backed securities	840	9	(10)	839
U.S. government and agency securities	3,046	38	—	3,084
Foreign government and agency securities	67	—	—	67
Certificates of deposit	47	—	—	47
Other asset-backed securities	535	3	(1)	537
Marketable equity securities	100	158	(5)	253
Trading securities:
Exchange-traded funds	45	2	(1)	46
Cost method, equity method, and other investments	508	—	—	508
Total short-term and long-term investments	$8,842	$257	$(50)	$9,049
Information regarding the Company’s available-for-sale and trading securities at January 25, 2013 and April 27, 2012 is as follows:

	January 25, 2013		April 27, 2012
(in millions)	Short-term	Long-term	Short-term	Long-term
Available-for-sale securities	$1,166	$8,786	$1,344	$7,151
Trading securities	—	49	—	46
Total	$1,166	$8,835	$1,344	$7,197

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables show the gross unrealized losses and fair values of the Company’s available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category as of January 25, 2013 and April 27, 2012:

	January 25, 2013
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$1,038	$(4)	$23	$(3)
Auction rate securities	—	—	134	(19)
Mortgage-backed securities	459	(3)	54	(5)
U.S. government and agency securities	1,459	(3)	—	—
Other asset-backed securities	37	—	2	—
Marketable equity securities	13	(7)	—	—
Total	$3,006	$(17)	$213	$(27)

	April 27, 2012
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$664	$(4)	$16	$(3)
Auction rate securities	—	—	127	(26)
Mortgage-backed securities	218	(2)	57	(8)
Other asset-backed securities	55	—	9	(1)
Marketable equity securities	24	(5)	—	—
Total	$961	$(11)	$209	$(38)
At January 25, 2013, the Company concluded that the unrealized losses associated with the available-for-sale securities detailed above were not other-than-temporary as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of the amortized cost basis.
Activity related to the Company’s short-term and long-term investment portfolio is as follows:

	Three months ended
	January 25, 2013		January 27, 2012
(in millions)	Debt (a)	Equity (b)	Debt (a)	Equity (b)
Proceeds from sales	$1,506	$25	$1,486	$28
Gross realized gains	9	16	21	17
Gross realized losses	(5)	—	(6)	—
Impairment losses recognized	—	—	(1)	—

	Nine months ended
	January 25, 2013		January 27, 2012
(in millions)	Debt (a)	Equity (b)	Debt (a)	Equity (b)(c)
Proceeds from sales	$6,306	$90	$4,453	$81
Gross realized gains	51	52	45	72
Gross realized losses	(12)	—	(13)	—
Impairment losses recognized	—	(10)	(2)	(4)
(a) Includes available-for-sale debt securities.
(b) Includes marketable equity securities, cost method, equity method, exchange-traded funds, and other investments.
(c) As a result of the Salient and PEAK acquisitions, the Company recognized a non-cash gain of $38 million during the nine months ended January 27, 2012 on its previously held minority investments.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The total other-than-temporary impairment losses on available-for-sale debt securities for the three and nine months ended January 25, 2013 were not significant. The total other-than-temporary impairment losses on available-for-sale debt securities for the three and nine months ended January 27, 2012 were $2 million and $5 million, respectively, of which $1 million and $3 million, respectively, were recognized in other comprehensive income and less than $1 million and $2 million, respectively, were recognized in earnings. These charges relate to credit losses on certain mortgage-backed securities and other asset-backed securities. The amount of credit losses represents the difference between the present value of cash flows expected to be collected on these securities and the amortized cost. Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which invested, the Company believes it has recorded all necessary other-than-temporary impairments as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of the amortized cost.
The following tables show the credit loss portion of other-than-temporary impairments on debt securities held by the Company as of the dates indicated and the corresponding changes in such amounts:

	Three months ended
(in millions)	January 25, 2013	January 27, 2012
Beginning Balance	$20	$20
Additional credit losses recognized on securities previously impaired	—	1
Credit losses recognized on securities previously not impaired	—	—
Reductions for securities sold during the period	(2)	—
Ending Balance	$18	$21

	Nine months ended
(in millions)	January 25, 2013	January 27, 2012
Beginning Balance	$20	$20
Additional credit losses recognized on securities previously impaired	—	1
Credit losses recognized on securities previously not impaired	—	1
Reductions for securities sold during the period	(2)	(1)
Ending Balance	$18	$21
The January 25, 2013 balance of available-for-sale debt securities by contractual maturity is shown in the following table at fair value. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows, assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	January 25, 2013
Due in one year or less	$1,681
Due after one year through five years	6,898
Due after five years through ten years	1,010
Due after ten years	130
Total debt securities	$9,719
As of January 25, 2013 and April 27, 2012, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method was $486 million and $508 million, respectively. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.
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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value as of January 25, 2013	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$4,224	$—	$4,214	$10
Auction rate securities	134	—	—	134
Mortgage-backed securities	1,050	—	1,024	26
U.S. government and agency securities	3,763	1,953	1,810	—
Foreign government and agency securities	34	—	34	—
Certificates of deposit	6	—	6	—
Other asset-backed securities	508	—	502	6
Marketable equity securities	233	233	—	—
Exchange-traded funds	49	49	—	—
Derivative assets	284	116	168	—
Total assets	$10,285	$2,351	$7,758	$176

Liabilities:
Derivative liabilities	$162	$88	$74	$—
Total liabilities	$162	$88	$74	$—

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value as of April 27, 2012	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$3,541	$—	$3,531	$10
Auction rate securities	127	—	—	127
Mortgage-backed securities	839	—	810	29
U.S. government and agency securities	3,084	1,511	1,573	—
Foreign government and agency securities	67	—	67	—
Certificates of deposit	47	—	47	—
Other asset-backed securities	537	—	531	6
Marketable equity securities	253	253	—	—
Exchange-traded funds	46	46	—	—
Derivative assets	254	87	167	—
Total assets	$8,795	$1,897	$6,726	$172

Liabilities:
Derivative liabilities	$82	$37	$45	$—
Total liabilities	$82	$37	$45	$—
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
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain corporate debt securities, auction rate securities, certain mortgage-backed securities, and certain other asset-backed securities for which there was a decrease in the observability of market pricing for these investments. At January 25, 2013, with the exception of auction rate securities, these securities were valued using third-party pricing sources that incorporate transaction details such as contractual terms, maturity, timing, and amount of expected future cash flows, as well as assumptions about liquidity and credit valuation adjustments of market participants. The fair value of auction rate securities is estimated by the Company using a discounted cash flow model, which incorporates significant unobservable inputs. The significant unobservable inputs used in the fair value measurement of the Company’s auction rate securities are years to principal recovery and the illiquidity premium that is incorporated into the discount rate. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value of the securities. Additionally, the Company uses level 3 inputs in the measurement of contingent milestone payments and related liabilities for all acquisitions subsequent to April 24, 2009. See Note 4 for further information regarding contingent consideration.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the range of unobservable inputs utilized in the fair value measurement of auction rate securities classified as Level 3 as of January 25, 2013:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	Discounted cash flow	Years to principal recovery	2 yrs - 12 yrs (3 yrs)
		Illiquidity premium	6%
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, Level 2, or Level 3 during the three or nine months ended January 25, 2013 or January 27, 2012. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) for the three and nine months ended January 25, 2013 and January 27, 2012:

Three months ended January 25, 2013
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities	Other asset- backed securities
Balance as of October 26, 2012	$171	$10	$129	$27	$5
Total unrealized gains/(losses) included in other comprehensive income	5	(1)	5	—	1
Balance as of January 25, 2013	$176	$9	$134	$27	$6

Three months ended January 27, 2012
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities	Other asset- backed securities
Balance as of October 28, 2011	$174	$10	$127	$31	$6
Total realized losses and other-than-temporary impairment losses included in earnings	(1)	—	—	(1)	—
Total unrealized gains/(losses) included in other comprehensive income	6	—	6	—	—
Settlements	(1)	—	—	(1)	—
Balance as of January 27, 2012	$178	$10	$133	$29	$6

Nine months ended January 25, 2013
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities	Other asset- backed securities
Balance as of April 27, 2012	$172	$10	$127	$29	$6
Total unrealized gains/(losses) included in other comprehensive income	6	(1)	7	—	—
Settlements	(2)	—	—	(2)	—
Balance as of January 25, 2013	$176	$9	$134	$27	$6

Nine months ended January 27, 2012
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities	Other asset- backed securities
Balance as of April 29, 2011	$191	$17	$133	$35	$6
Total realized losses and other-than-temporary impairment losses included in earnings	(3)	(1)	—	(1)	(1)
Total unrealized gains/(losses) included in other comprehensive income	1	1	—	(1)	1
Settlements	(11)	(7)	—	(4)	—
Balance as of January 27, 2012	$178	$10	$133	$29	$6

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
The Company holds investments in equity and other securities that are accounted for using the cost or equity method, which are classified as long-term investments in the condensed consolidated balance sheets. The aggregate carrying amount of these investments was $486 million as of January 25, 2013 and $508 million as of April 27, 2012. These cost or equity method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s cost or equity method investments is not estimated if there are no identified events or changes in circumstance that may have a significant adverse effect on the fair value of these investments. The Company did not record any impairment charges related to cost method investments during the three months ended January 25, 2013 and January 27, 2012. During the nine months ended January 25, 2013 and January 27, 2012, the Company determined that the fair values of certain cost method investments were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $6 million and $4 million in impairment charges during the nine months ended January 25, 2013 and January 27, 2012, respectively. The impairment charges related to the cost method investments were recorded in other expense, net in the condensed consolidated statements of earnings. These investments fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are privately held entities without quoted market prices. To determine the fair value of these investments, the Company used all pertinent financial information that was available related to the entities, including financial statements and market participant valuations from recent and proposed equity offerings.
The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. The aggregate carrying amount of intangible assets, excluding IPR&D, was $2.392 billion as of January 25, 2013 and $2.277 billion as of April 27, 2012. When events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recorded based on the amount by which the carrying value exceeds the fair value. During the three months ended January 25, 2013 and January 27, 2012, the Company determined that a change in events and circumstances indicated that the carrying amount of certain intangible assets, representing less than five percent of the total aggregate carrying amount of intangible assets, may not be fully recoverable. During the three months ended January 25, 2013, the carrying amount of one intangible asset was less than the undiscounted future cash flows, therefore the Company assessed the asset's fair value and recorded an impairment of $2 million. The Company did not record any additional intangible asset impairments during the three or nine months ended January 25, 2013. The Company did not record any intangible asset impairments during the three or nine months ended January 27, 2012.
The Company assesses the impairment of goodwill and IPR&D annually in the third quarter and whenever events or changes in circumstances indicate that the carrying amount may be impaired. The aggregate carrying amount of goodwill was $10.341 billion as of January 25, 2013 and $9.934 billion as of April 27, 2012. The aggregate carrying amount of IPR&D was $366 million as of January 25, 2013 and $370 million as of April 27, 2012. During the three months ended January 25, 2013 and January 27, 2012, the Company performed its annual impairment reviews of goodwill and IPR&D. The goodwill impairment review requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculated the excess of each reporting unit's goodwill carrying value over its fair value utilizing a discounted future cash flow analysis. As a result of the analysis performed, the fair value of each reporting unit's goodwill was deemed to be greater than the carrying value. The Company did not record any goodwill impairments during the three and nine months ended January 25, 2013 or January 27, 2012. Similar to the goodwill impairment test, the IPR&D impairment test requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculated the excess of the IPR&D asset carrying values over their fair values utilizing a discounted future cash flow analysis. As a result of the analysis performed during the three months ended January 25, 2013, the fair value of IPR&D assets related to a technology recently acquired by the Structural Heart business was deemed to be less than the carrying value, resulting in a pre-tax impairment loss of $5 million that was recorded in acquisition-related items in the condensed consolidated statement of earnings. The Company did not record any additional IPR&D impairments during the nine months ended January 25, 2013. As a result of the analysis performed during the three months ended January 27, 2012, the fair value of each IPR&D asset was deemed to be greater than the carrying value, resulting in no IPR&D impairments during the three and nine months ended January 27, 2012. Due to the nature of IPR&D projects, the Company may experience delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

clearances or other failures to achieve a commercially viable product, and as a result, may record impairment losses in the future.
The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. The Company did not recognize any significant impairments of property, plant, and equipment during the three and nine months ended January 25, 2013 or January 27, 2012.
Financial Instruments Not Measured at Fair Value
The estimated fair value of the Company’s long-term debt, including the short-term portion, as of January 25, 2013 was $9.970 billion compared to a principal value of $9.126 billion, and as of April 27, 2012 was $9.965 billion compared to a principal value of $9.138 billion. Fair value was estimated using quoted market prices for the public registered senior notes and senior convertible notes, classified as Level 1 within the fair value hierarchy, and quoted market prices for similar instruments for the term loan on capital lease buyout, classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.
Note 9 – Financing Arrangements
Senior Convertible Notes
In April 2006, the Company issued $2.200 billion of 1.625 percent Senior Convertible Notes due 2013 (2013 Senior Convertible Notes). The 2013 Senior Convertible Notes were issued at par and pay interest in cash semi-annually in arrears on April 15 and October 15 of each year. The 2013 Senior Convertible Notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness.
Concurrent with the issuance of the 2013 Senior Convertible Notes, the Company purchased call options on its common stock in private transactions. The call options allow the Company to receive shares of the Company’s common stock and/or cash from counterparties equal to the amounts of common stock and/or cash related to the excess conversion value that it would pay to the holders of the 2013 Senior Convertible Notes upon conversion.
In separate transactions, the Company sold warrants to issue shares of the Company’s common stock at an exercise price of $76.56 per share in private transactions. Pursuant to these transactions, warrants for 41 million shares of the Company’s common stock may be settled over a specified period beginning in July 2013.
Based on existing guidance, the purchased call option contracts were recorded as a reduction of equity and the warrants were recorded as an addition to equity as of the trade date. Existing guidance states that a reporting entity shall not consider contracts to be derivative instruments if the contract issued or held by the reporting entity is both indexed to its own stock and classified in shareholders’ equity in its statement of financial position. The Company concluded that the purchased call options and sold warrants were indexed to its own stock and should be classified in shareholders’ equity and not separated as a derivative.
The Company accounted for the 2013 Senior Convertible Notes in accordance with the authoritative guidance for convertible debt, which requires the proceeds from the issuance of the 2013 Senior Convertible Notes to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the 2013 Senior Convertible Notes are expected to be outstanding as additional non-cash interest expense.
The following table provides equity and debt information for the 2013 Senior Convertible Notes under the convertible debt guidance:

(in millions)	January 25, 2013	April 27, 2012
Carrying amount of the equity component	$547	$547
Principal amount of the 2013 Senior Convertible Notes	$2,200	$2,200
Unamortized discount	(20)	(90)
Net carrying amount	$2,180	$2,110

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of January 25, 2013, the unamortized balance of the debt discount will be amortized over the remaining life of the 2013 Senior Convertible Notes, which is approximately three months. The following tables provide interest rate and interest expense amounts related to the 2013 Senior Convertible Notes:

	Three months ended
(in millions, except interest rate)	January 25, 2013	January 27, 2012
Effective interest rate	6.03%	6.03%
Interest cost related to contractual interest coupon	$9	$9
Interest cost related to amortization of the discount	$23	$22

	Nine months ended
(in millions, except interest rate)	January 25, 2013	January 27, 2012
Effective interest rate	6.03%	6.03%
Interest cost related to contractual interest coupon	$27	$27
Interest cost related to amortization of the discount	$69	$65
Commercial Paper
The Company maintains a commercial paper program that allows the Company to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of January 25, 2013 and April 27, 2012, outstanding commercial paper totaled $1.635 billion and $950 million, respectively. During the three and nine months ended January 25, 2013, the weighted average original maturity of the commercial paper outstanding was approximately 104 days and 84 days, respectively, and the weighted average interest rate was 0.20 percent and 0.18 percent, respectively. The issuance of commercial paper reduces the amount of credit available under the Company’s existing lines of credit.
Bank Borrowings
Bank borrowings consist primarily of borrowings from non-U.S. banks at interest rates considered favorable by management and where natural hedges can be gained for foreign exchange purposes and borrowings from U.S. banks.
Lines of Credit
The Company has a $2.250 billion syndicated credit facility dated December 17, 2012 which expires on December 17, 2017 (Credit Facility). The Credit Facility provides the Company with the ability to increase its capacity by an additional $750 million at any time during the term of the agreement. The Company can also request a maximum of two one-year extensions of the Credit Facility maturity date, at each anniversary date of the Credit Facility. The Credit Facility provides backup funding for the commercial paper program, and therefore, the issuance of commercial paper reduces the amount of credit available under the committed lines of credit. The Credit Facility replaced the Company's four-year $2.250 billion syndicated credit facility which was scheduled to expire on December 9, 2014. As of January 25, 2013 and April 27, 2012, no amounts were outstanding on the committed lines of credit.
Interest rates are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the credit facilities and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which the Company remains in compliance with as of January 25, 2013.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-term debt consisted of the following:

(in millions, except interest rates)	Maturity by Fiscal Year	Payable as of January 25, 2013	Payable as of April 27, 2012
4.500 percent five-year 2009 senior notes	2014	$550	$550
3.000 percent five-year 2010 senior notes	2015	1,250	1,250
4.750 percent ten-year 2005 senior notes	2016	600	600
2.625 percent five-year 2011 senior notes	2016	500	500
5.600 percent ten-year 2009 senior notes	2019	400	400
4.450 percent ten-year 2010 senior notes	2020	1,250	1,250
4.125 percent ten-year 2011 senior notes	2021	500	500
3.125 percent ten-year 2012 senior notes	2022	675	675
6.500 percent thirty-year 2009 senior notes	2039	300	300
5.550 percent thirty-year 2010 senior notes	2040	500	500
4.500 percent thirty-year 2012 senior notes	2042	400	400
Interest rate swaps	2015 - 2022	168	167
Gains from interest rate swap terminations	-	66	102
Capital lease obligations	2014 - 2025	155	165
Total Long-Term Debt		$7,314	$7,359
Senior Notes
The Company has outstanding unsecured senior obligations including those indicated as "senior notes" in the long-term debt table above (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remains in compliance with as of January 25, 2013. The Company used the net proceeds from the sale of the Senior Notes primarily for working capital and general corporate uses, which include the repayment of other indebtedness of the Company. For additional information regarding the terms of these agreements, refer to Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 27, 2012.
As of January 25, 2013, the Company had interest rate swap agreements designated as fair value hedges of certain underlying fixed rate obligations including the Company’s $1.250 billion 3.000 percent 2010 Senior Notes due 2015, $600 million 4.750 percent 2005 Senior Notes due 2015, the Company’s $500 million 2.625 percent 2011 Senior Notes due 2016, the Company’s $500 million 4.125 percent 2011 Senior Notes due 2021, and the Company’s $675 million 3.125 percent 2012 Senior Notes due 2022. For additional information regarding the interest rate swap agreements, refer to Note 10.
Note 10 – Derivatives and Foreign Exchange Risk Management
The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets, liabilities, and probable commitments. At inception of the forward contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of the derivative instruments are the Euro and the Japanese Yen. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding at January 25, 2013 and April 27, 2012 was $6.610 billion and $5.136 billion, respectively. The aggregate currency exchange rate gains for the three and nine months ended January 25, 2013 were $17 million and $11 million, respectively. The aggregate currency exchange rate (losses) for the three and nine months ended January 27, 2012 were $(35) million and $(168) million, respectively. These gains/(losses) represent the net impact to the condensed consolidated statements of earnings for the derivative instruments presented below, offset by remeasurement gains/(losses) on foreign currency denominated assets and liabilities.
The information that follows explains the various types of derivatives and financial instruments used by the Company, how and why the Company uses such instruments, how such instruments are accounted for, and how such instruments impact the Company’s condensed consolidated balance sheets and statements of earnings.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Freestanding Derivative Forward Contracts
Freestanding derivative forward contracts are used to offset the Company’s exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in U.S. dollar value of foreign currency denominated assets and liabilities. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts, not designated as hedging instruments, outstanding as of January 25, 2013 and April 27, 2012, was $1.662 billion and $2.039 billion, respectively.
The amount of (losses)/gains and location of the (losses)/gains in the condensed consolidated statements of earnings related to derivative instruments, not designated as hedging instruments, for the three and nine months ended January 25, 2013 and January 27, 2012 are as follows:

(in millions)		Three months ended
Derivatives Not Designated as Hedging Instruments	Location	January 25, 2013	January 27, 2012
Foreign currency exchange rate contracts	Other expense, net	$(4)	$46

(in millions)		Nine months ended
Derivatives Not Designated as Hedging Instruments	Location	January 25, 2013	January 27, 2012
Foreign currency exchange rate contracts	Other expense, net	$(24)	$66
Cash Flow Hedges
Foreign Currency Exchange Rate Risk
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. No gains or losses relating to ineffectiveness of cash flow hedges were recognized in earnings during the three and nine months ended January 25, 2013 or January 27, 2012. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued during the three and nine months ended January 25, 2013 or January 27, 2012. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at January 25, 2013 and April 27, 2012, was $4.948 billion and $3.097 billion, respectively, and will mature within the subsequent three-year period.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amount of (losses)/gains and location of the (losses)/gains in the condensed consolidated statements of earnings and other comprehensive income (OCI) related to foreign currency exchange rate contract derivative instruments designated as cash flow hedges for the three and nine months ended January 25, 2013 and January 27, 2012 are as follows:

Three months ended January 25, 2013
	Gross (Losses)/Gains Recognized in OCI on Effective Portion of Derivative	Effective Portion of (Losses)/Gains on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$(20)	Other expense, net	$22
		Cost of products sold	4
Total	$(20)		$26
Three months ended January 27, 2012
	Gross (Losses)/Gains Recognized in OCI on Effective Portion of Derivative	Effective Portion of (Losses)/Gains on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$201	Other expense, net	$(24)
		Cost of products sold	(1)
Total	$201		$(25)
Nine months ended January 25, 2013
	Gross (Losses)/Gains Recognized in OCI on Effective Portion of Derivative	Effective Portion of (Losses)/Gains on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$(21)	Other expense, net	$64
		Cost of products sold	5
Total	$(21)		$69
Nine months ended January 27, 2012
	Gross (Losses)/Gains Recognized in OCI on Effective Portion of Derivative	Effective Portion of (Losses)/Gains on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$332	Other expense, net	$(133)
		Cost of products sold	14
Total	$332		$(119)
Forecasted Debt Issuance Interest Rate Risk
Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. For forward starting interest rate derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and beginning in the period or periods in which the planned debt issuance occurs, the gain or loss is then reclassified into interest expense, net over the term of the related debt. As of January 25, 2013, the Company had $1.250 billion of pay fixed, forward starting interest rate swaps with a weighted average fixed rate of 2.78 percent, which were entered into in advance of planned debt issuances.
The market value of outstanding forward starting interest rate swap derivative instruments at January 25, 2013 and April 27, 2012 was an unrealized loss of $74 million and $45 million, respectively. These unrealized losses were recorded in other long-term liabilities with the offset recorded in OCI in the condensed consolidated balance sheets.
As of January 25, 2013 and April 27, 2012, the Company had $(26) million and $6 million, respectively, in after-tax net unrealized (losses)/gains associated with cash flow hedging instruments recorded in accumulated other comprehensive loss.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company expects that $7 million of unrealized gains as of January 25, 2013 will be reclassified into the condensed consolidated statements of earnings over the next 12 months.
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
As of January 25, 2013 and April 27, 2012, the Company had interest rate swaps in gross notional amounts of $2.625 billion designated as fair value hedges of underlying fixed rate obligations. As of January 25, 2013, outstanding interest rate swap agreements were designated as fair value hedges of underlying fixed rate obligations including the Company’s $1.250 billion 3.000 percent 2010 Senior Notes due 2015, the $600 million 4.750 percent 2005 Senior Notes due 2015, the $500 million 2.625 percent 2011 Senior Notes due 2016, the $500 million 4.125 percent 2011 Senior Notes due 2021, and the $675 million 3.125 percent 2012 Senior Notes due 2022. For additional information regarding the terms of the Company’s interest rate swap agreements, refer to Note 10 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 27, 2012.
The market value of outstanding interest rate swap agreements was a $168 million unrealized gain and the market value of the hedged item was a $168 million unrealized loss at January 25, 2013, which were recorded in other assets with the offset recorded in long-term debt in the condensed consolidated balance sheet. No hedge ineffectiveness was recorded as a result of these fair value hedges for the three and nine months ended January 25, 2013. No hedge ineffectiveness was recorded as a result of these fair value hedges for the three months ended January 27, 2012 and less than $1 million was recorded for the nine months ended January 27, 2012, which was recorded as an increase in interest expense, net in the condensed consolidated statements of earnings.
During the three and nine months ended January 25, 2013 and January 27, 2012, the Company did not have any ineffective fair value hedging instruments. In addition, the Company did not recognize any gains or losses during the three and nine months ended January 25, 2013 or January 27, 2012 on firm commitments that no longer qualify as fair value hedges.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance Sheet Presentation
The following table summarizes the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets as of January 25, 2013 and April 27, 2012. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not, and are further segregated by type of contract within those two categories.

January 25, 2013
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$75	Other accrued expenses	$58
Interest rate contracts	Other assets	168	Other long-term liabilities	74
Foreign currency exchange rate contracts	Other assets	40	Other long-term liabilities	30
Total derivatives designated as hedging instruments		$283		$162
Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$1	Other accrued expenses	$—
Total derivatives not designated as hedging instruments		$1		$—

Total derivatives		$284		$162

April 27, 2012
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$74	Other accrued expenses	$33
Interest rate contracts	Other assets	167	Other long-term liabilities	45
Foreign currency exchange rate contracts	Other assets	13	Other long-term liabilities	2
Total derivatives designated as hedging instruments		$254		$80
Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$—	Other accrued expenses	$2
Total derivatives not designated as hedging instruments		$—		$2

Total derivatives		$254		$82
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of interest-bearing investments, forward exchange derivative contracts, and trade accounts receivable.
The Company maintains cash and cash equivalents, investments, and certain other financial instruments (including currency exchange rate and interest rate derivative contracts) with various major financial institutions. The Company performs periodic evaluations of the relative credit standings of these financial institutions and limits the amount of credit exposure with any one institution. In addition, the Company has collateral credit agreements with its primary derivatives counterparties. Under these

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

agreements, either party may be required to post eligible collateral when the market value of transactions covered by the agreement exceeds specific thresholds, thus limiting credit exposure for both parties. As of January 25, 2013 and April 27, 2012, no collateral was posted by either the Company or its counterparties.
Global concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. However, a significant amount of trade receivables are with hospitals that are dependent upon governmental health care systems in many countries. The current economic conditions in many countries outside the U.S. (particularly the economic challenges faced by Italy, Spain, Portugal, and Greece), have deteriorated and may continue to increase the average length of time it takes the Company to collect on its outstanding accounts receivable in these countries as certain payment patterns have been impacted. Historically, accounts receivable balances with certain customers in these countries have accumulated over time and were subsequently settled as large lump-sum payments. As of January 25, 2013 and April 27, 2012, the Company’s aggregate accounts receivable balance for Italy, Spain, Portugal, and Greece, net of the allowance for doubtful accounts, was $753 million and $967 million, respectively. In the first quarter of fiscal year 2013, the Company received a $212 million payment in Spain. Although the Company does not currently foresee a significant credit risk associated with the outstanding accounts receivable, repayment is dependent upon the financial stability of the economies of these countries. As of January 25, 2013 and April 27, 2012, no one customer represented more than 10 percent of the Company’s outstanding accounts receivable.
Note 11 – Inventories
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

(in millions)	January 25, 2013	April 27, 2012
Finished goods	$1,266	$1,175
Work in process	282	288
Raw materials	341	337
Total	$1,889	$1,800
Note 12 – Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill for the nine months ended January 25, 2013 are as follows:

(in millions)	Cardiac and Vascular Group	Restorative Therapies Group	Total
Balance as of April 27, 2012	$2,636	$7,298	$9,934
Goodwill as a result of acquisitions	—	413	413
Purchase accounting adjustments, net	—	1	1
Currency adjustment, net	(2)	(5)	(7)
Balance as of January 25, 2013	$2,634	$7,707	$10,341

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balances of intangible assets, net, excluding goodwill, as of January 25, 2013 and April 27, 2012 are as follows:

(in millions)	Purchased Technology and Patents	Trademarks and Tradenames	Acquired IPR&D	Other	Total
Amortizable intangible assets as of January 25, 2013:
Original cost	$3,898	$408	$366	$121	$4,793
Accumulated amortization	(1,626)	(317)	—	(92)	(2,035)
Carrying value	$2,272	$91	$366	$29	$2,758
Amortizible intangible assets as of April 27, 2012:
Original cost	$3,604	$373	$370	$148	$4,495
Accumulated amortization	(1,440)	(307)	—	(101)	(1,848)
Carrying value	$2,164	$66	$370	$47	$2,647
Amortization expense for the three and nine months ended January 25, 2013 was $88 million and $247 million, respectively, and for the three and nine months ended January 27, 2012 was $84 million and $255 million, respectively.
Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets, excluding any possible future amortization associated with acquired IPR&D, which has not met technological feasibility, is as follows:

(in millions) Fiscal Year	Estimated Amortization Expense
Remaining 2013	$86
2014	337
2015	320
2016	307
2017	286
2018	270
Thereafter	786
Total estimated amortization expense	$2,392
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
Changes in the Company’s product warranty obligations during the nine months ended January 25, 2013 and January 27, 2012 consisted of the following:

	Nine months ended
(in millions)	January 25, 2013	January 27, 2012
Balance at the beginning of the period	$31	$35
Warranty claims provision	17	14
Settlements made	(15)	(19)
Balance at the end of the period	$33	$30

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 – Interest Expense, Net
Interest income and interest expense for the three and six months ended January 25, 2013 and January 27, 2012 are as follows:

	Three months ended		Nine months ended
(in millions)	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Interest income	$(52)	$(56)	$(179)	$(148)
Interest expense	98	89	282	251
Interest expense, net	$46	$33	$103	$103
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
Note 15 – Income Taxes
The Company’s effective tax rates from continuing operations for the three and nine months ended January 25, 2013 were 14.46 percent and 19.34 percent, respectively, compared to 19.75 percent and 18.85 percent, respectively, for the three and nine months ended January 27, 2012. The changes in the Company’s effective tax rate for the three and nine months ended January 25, 2013 were primarily due to the net tax impact of acquisition-related items, certain litigation charges, net, the retroactive renewal and extension of the U.S. federal research and development tax credit, the finalization of certain income tax returns, resolution of certain income tax audits, changes to uncertain tax position reserves, and the tax impact of foreign dividend distributions.
During the three months ended January 25, 2013, the Company recorded a $29 million net benefit associated with the retroactive renewal and extension of the U.S. federal research and development tax credit for the first four months of calendar year 2012, finalization of certain income tax returns, the resolution of certain income tax audits, and changes to uncertain tax position reserves. These tax adjustments are operational in nature and are recorded in provision for income taxes on the condensed consolidated statement of earnings.
During the nine months ended January 25, 2013, the Company’s gross unrecognized tax benefits increased from $917 million to $924 million. In addition, the Company has accrued interest and penalties of $82 million as of January 25, 2013. If all of the Company’s unrecognized tax benefits were recognized, approximately $888 million would impact the Company’s effective tax rate. The Company records the gross unrecognized tax benefit in long-term accrued income taxes in the condensed consolidated balance sheets, as it does not expect significant payments to occur or the total amount of unrecognized tax benefits to change significantly over the next 12 months.
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
In March 2009, the IRS issued its audit report for fiscal years 2005 and 2006. The Company reached agreement with the IRS on some but not all matters. On December 23, 2010, the IRS issued a statutory notice of deficiency with respect to the remaining issues. The Company filed a Petition with the U.S. Tax Court on March 21, 2011 objecting to the deficiency. During October and November of 2012, the Company reached resolution with the IRS on various matters, including the deductibility of a settlement payment. The remaining unresolved issues relate to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's key manufacturing sites.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In October 2011, the IRS issued its audit report for fiscal years 2007 and 2008. The Company reached agreement with the IRS on some but not all matters related to these fiscal years. The significant issues that remain unresolved relate to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary in Puerto Rico, and proposed adjustments associated with the tax effects of the Company's acquisition of Kyphon. Associated with the Kyphon acquisition, Medtronic entered into an intercompany transaction whereby the Kyphon U.S. tangible assets were sold to another wholly-owned Medtronic subsidiary in a taxable transaction. The IRS has disagreed with the Company's valuation of these assets and proposed that all U.S. goodwill, the value of the ongoing business, and the value of the workforce in place related to the Kyphon acquisition be included in the tangible asset sale. The Company disagrees that these items were sold, as well as with the IRS valuation of these items. The IRS continues to evaluate the overall transaction that Medtronic entered into and because a foreign subsidiary acquired part of Kyphon directly from the Kyphon shareholders, the IRS has argued that a deemed taxable event occurred. The Company disagrees with the IRS and is currently attempting to resolve these matters at the IRS Appellate level and will proceed through litigation, if necessary.
The Company's reserve for the uncertain tax positions related to these significant unresolved matters with the IRS, as described above, is subject to a high degree of estimation and management judgment. Resolution of these significant unresolved matters, or positions taken by the IRS or foreign tax authorities during future tax audits, could have a material impact on the Company's financial results in future periods. The Company continues to believe that its reserves for uncertain tax positions are appropriate and have meritorious defenses for its tax filings and will vigorously defend them during the audit process, appellate process, and through litigation in courts, as necessary.
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
The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
(in millions, except per share data)	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Numerator:
Earnings from continuing operations	$988	$845	$2,498	$2,527
Earnings from discontinued operations	—	90	—	99
Net earnings	$988	$935	$2,498	$2,626
Denominator:
Basic – weighted average shares outstanding	1,012.5	1,054.4	1,020.7	1,058.5
Effect of dilutive securities:
Employee stock options	3.0	0.8	2.3	0.7
Employee restricted stock units	5.4	4.8	5.6	4.7
Other	0.1	0.2	0.1	0.2
Diluted – weighted average shares outstanding	1,021.0	1,060.2	1,028.7	1,064.1
Basic earnings per share:
Earnings from continuing operations	$0.98	$0.80	$2.45	$2.39
Earnings from discontinued operations	$—	$0.09	$—	$0.09
Net earnings	$0.98	$0.89	$2.45	$2.48
Diluted earnings per share:
Earnings from continuing operations	$0.97	$0.80	$2.43	$2.37
Earnings from discontinued operations	$—	$0.08	$—	$0.09
Net earnings*	$0.97	$0.88	$2.43	$2.47
* - All earnings per share amounts have been rounded to the nearest $0.01, and therefore, may not sum.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of weighted average diluted shares outstanding excludes options for approximately 40 million shares of common stock for both the three and nine months ended January 25, 2013, and approximately 53 million shares of common stock for both the three and nine months ended January 27, 2012, because their effect would be anti-dilutive on the Company’s earnings per share. For the three and nine months ended January 25, 2013 and January 27, 2012, common share equivalents related to the Company’s $2.200 billion of 2013 Senior Convertible Notes were anti-dilutive as the market price of the Company’s stock was below the conversion price of the 2013 Senior Convertible Notes and, therefore, were excluded from the calculation of weighted average diluted shares.
Note 17 – Stock-Based Compensation
Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.
The following table presents the components and classification of stock-based compensation expense recognized for the three and nine months ended January 25, 2013 and January 27, 2012:

	Three months ended		Nine months ended
(in millions)	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Stock options	$9	$12	$36	$48
Restricted stock awards	23	19	74	66
Employee stock purchase plan	2	3	9	10
Total stock-based compensation expense	$34	$34	$119	$124

Cost of products sold	$3	$3	$10	$10
Research and development expense	7	6	24	22
Selling, general, and administrative expense	24	25	85	92
Total stock-based compensation expense	$34	$34	$119	$124

Income tax benefits	(10)	(9)	(34)	(35)

Total stock-based compensation expense, net of tax	$24	$25	$85	$89
Note 18 – Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans (post-retirement benefits), defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the plans includes the following components for the three and nine months ended January 25, 2013 and January 27, 2012:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Three months ended		Three months ended		Three months ended
(in millions)	January 25, 2013	January 27, 2012 (a)	January 25, 2013	January 27, 2012 (a)	January 25, 2013	January 27, 2012 (a)
Service cost	$26	$23	$11	$11	$5	$5
Interest cost	23	22	7	7	4	4
Expected return on plan assets	(32)	(30)	(8)	(9)	(4)	(4)
Amortization of net actuarial loss	18	11	2	1	1	1
Net periodic benefit cost	$35	$26	$12	$10	$6	$6

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Nine months ended		Nine months ended		Nine months ended
(in millions)	January 25, 2013	January 27, 2012 (a)	January 25, 2013	January 27, 2012 (a)	January 25, 2013	January 27, 2012 (a)
Service cost	$78	$69	$33	$33	$15	$15
Interest cost	69	66	21	21	12	12
Expected return on plan assets	(96)	(90)	(24)	(27)	(12)	(12)
Amortization of net actuarial loss	54	33	6	3	3	3
Net periodic benefit cost	$105	$78	$36	$30	$18	$18
(a) Components of the net periodic benefit cost for the three and nine months ended January 27, 2012 include balances related to Physio-Control.
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
Litigation with Edwards Lifesciences, Inc.
On March 19, 2010, the U.S. District Court for the District of Delaware added Medtronic CoreValve LLC (CoreValve) as a party to litigation pending between Edwards Lifesciences, Inc. (Edwards) and CoreValve, Inc. In the litigation, Edwards asserted that CoreValve’s transcatheter aortic valve replacement product infringed three U.S. “Andersen” patents owned by Edwards. Before trial, the court granted summary judgment to Medtronic as to two of the three patents. Following a trial, on April 1, 2010 a jury found that CoreValve willfully infringed a claim on the remaining Andersen patent and awarded total lost profit and royalty damages of $74 million. On November 13, 2012, the U.S. Court of Appeals for the Federal Circuit upheld the jury verdict and in February 2013, the court denied Medtronic's petition for rehearing en banc. Medtronic recorded an expense of $245 million related to probable and reasonably estimated damages for this matter in the second quarter of fiscal year 2013, of which $84 million was paid on February 28, 2013.
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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from these matters.
Edwards has also brought actions in Europe alleging patent infringement. Edwards previously asserted that the CoreValve product infringed an Andersen patent in Germany and the United Kingdom, which is a counterpart to the U.S. Andersen patents. Courts in both countries found that the CoreValve product does not infringe the European Andersen patent and dismissed both cases. On August 30, 2012 Edwards commenced a proceeding in Mannheim, Germany, alleging that Medtronic’s CoreValve transcatheter valve infringes two European patents. The Company has not recorded an expense related to damages in connection with this matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.
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
Mirowski
Medtronic is a licensee to the RE 38,119 patent (‘119 Patent) and RE 38,897 patent (‘897 Patent) owned by Mirowski Family Ventures, LLC (Mirowski) relating to the treatment of hemodynamic dysfunction. Medtronic and Mirowski dispute the application of the ‘119 and ‘897 Patents to certain Medtronic cardiac resynchronization products. On December 17, 2007, Medtronic filed an action in U.S. District Court for the District of Delaware seeking a declaration that none of its products infringe any valid claims of either the ‘119 or ‘897 Patents. If certain conditions are fulfilled, the ‘119 and/or ‘897 Patents are determined to be valid, and the Medtronic products are found to infringe the ‘119 and/or ‘897 Patents, Medtronic will be obligated to pay royalties to Mirowski based upon sales of certain cardiac resynchronization therapy-defibrillator (CRT-D) products. On March 30, 2011, the trial court entered a judgment of non-infringement in Medtronic’s favor. On September 16, 2012, the Federal Circuit reversed and remanded the trial court’s decision for a new trial, based on its holding that the trial court did not properly allocate the burden of proof in the initial proceedings. On February 4, 2013, the court denied Medtronic's petition for rehearing. The Company has not recorded an expense pursuant to U.S. GAAP requirements in connection with this matter because any loss is not probable or reasonably estimable. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.
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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. Net sales and earnings before income taxes by reportable segment are as follows:

	Three months ended		Nine months ended
(in millions)	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Cardiac and Vascular Group	$2,100	$2,029	$6,352	$6,230
Restorative Therapies Group	1,927	1,889	5,778	5,657
Total Net Sales	$4,027	$3,918	$12,130	$11,887

	Three months ended		Nine months ended
(in millions)	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Cardiac and Vascular Group	$687	$657	$2,093	$2,008
Restorative Therapies Group	548	518	1,590	1,489
Total Reportable Segments’ Earnings Before Income Taxes	1,235	1,175	3,683	3,497
Certain litigation charges, net	—	—	(245)	—
Acquisition-related items	55	(15)	44	1
Interest expense, net	(46)	(33)	(103)	(103)
Corporate	(89)	(74)	(282)	(281)
Earnings From Continuing Operations Before Income Taxes	$1,155	$1,053	$3,097	$3,114
The following table presents the Company’s net assets by reportable segment:

(in millions)	January 25, 2013	April 27, 2012
Cardiac and Vascular Group	$6,908	$7,004
Restorative Therapies Group	12,011	11,313
Total Net Assets of Reportable Segments	18,919	18,317
Short-term borrowings	(4,104)	(3,274)
Long-term debt	(7,314)	(7,359)
Corporate	10,335	9,429
Total Net Assets	$17,836	$17,113
Geographic information
Net sales to external customers by geography are as follows:

	Three months ended		Nine months ended
(in millions)	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
United States	$2,171	$2,145	$6,687	$6,530
Europe and Canada	1,020	1,046	2,998	3,135
Asia Pacific	660	574	1,926	1,760
Other Foreign	176	153	519	462
Total Net Sales	$4,027	$3,918	$12,130	$11,887

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic, Inc. and its subsidiaries (Medtronic or the Company). For a full understanding of financial condition and results of operations, you should read this discussion along with management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended April 27, 2012. In addition, you should read this discussion along with our condensed consolidated financial statements and related notes thereto as of January 25, 2013.
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
Financial Trends
Throughout this management’s discussion and analysis, you will read about transactions or events that materially contribute to or reduce earnings and materially affect financial trends. We refer to these transactions and events as special charges (such as asset impairments), restructuring charges, net, certain litigation charges, net, acquisition-related items, or certain tax adjustments. These charges, or benefits, result from facts and circumstances that vary in frequency and/or impact to operations. While understanding these charges or benefits is important to understanding and evaluating financial trends, other transactions or events may also have a material impact on financial trends. A complete understanding of the special charges, restructuring charges, net, certain litigation charges, net, acquisition-related items, and certain tax adjustments is necessary in order to estimate the likelihood that such financial trends will continue.
EXECUTIVE LEVEL OVERVIEW
Medtronic is the global leader in medical technology - alleviating pain, restoring health, and extending life for millions of people around the world. We develop, manufacture, and market our medical devices in more than 120 countries. Our primary products include those for cardiac rhythm disorders, cardiovascular disease, neurological disorders, spinal conditions and musculoskeletal trauma, urological and digestive disorders, diabetes, and ear, nose, and throat conditions.
We operate under two reportable segments and two operating segments, the Cardiac and Vascular Group (composed of the CRDM, Coronary, Structural Heart, and Endovascular businesses) and the Restorative Therapies Group (composed of the Spine, Neuromodulation, Diabetes, and Surgical Technologies businesses).
Net earnings for the third quarter of fiscal year 2013 were $988 million, or $0.97 per diluted share, as compared to net earnings of $935 million, or $0.88 per diluted share for the same period in the prior fiscal year, representing an increase of 6 percent and 10 percent, respectively. Net earnings for the three months ended January 25, 2013 included acquisition-related items that increased net earnings by $57 million after-tax ($55 million pre-tax). Net earnings for the three months ended January 27, 2012 included acquisition-related items that decreased net earnings by $15 million after-tax ($15 million pre-tax). See further discussion of these charges in the “Certain Litigation Charges, Net, Restructuring Charges and Acquisition-Related Items” section of this management’s discussion and analysis.
Net earnings for the nine months ended January 25, 2013 were $2.498 billion, or $2.43 per diluted share, as compared to net earnings of $2.626 billion, or $2.47 per diluted share for the same period in the prior fiscal year, representing a decrease of 5 percent and 2 percent, respectively. Net earnings for the nine months ended January 25, 2013 included certain litigation charges, net and certain acquisition-related items that decreased net earnings by $189 million after-tax ($201 million pre-tax). Net earnings for the nine months ended January 27, 2012 included acquisition-related items that increased net earnings by $1 million after-tax ($1 million pre-tax). See further discussion of these charges in the “Certain Litigation Charges, Net, Restructuring Charges and Acquisition-Related Items” section of this management’s discussion and analysis.

The table below illustrates net sales by operating segment for the three and nine months ended January 25, 2013 and January 27, 2012:

	Three months ended			Nine months ended
(dollars in millions)	January 25, 2013	January 27, 2012	% Change	January 25, 2013	January 27, 2012	% Change
Cardiac and Vascular Group	$2,100	$2,029	3%	$6,352	$6,230	2%
Restorative Therapies Group	1,927	1,889	2	5,778	5,657	2
Total Net Sales	$4,027	$3,918	3%	$12,130	$11,887	2%
Net sales for the three and nine months ended January 25, 2013 were $4.027 billion and $12.130 billion, respectively, an increase of 3 percent and 2 percent, respectively, over the same periods in the prior fiscal year. Foreign currency translation had an unfavorable impact of $41 million and $279 million on net sales for the three and nine months ended January 25, 2013, respectively, when compared to the same periods in the prior fiscal year. The net sales increase for the three and nine months ended January 25, 2013 was driven by 3 percent and 2 percent growth, respectively, in our Cardiac and Vascular Group and 2 percent growth for both periods in our Restorative Therapies Group. The Cardiac and Vascular Group’s performance for the three and nine months ended January 25, 2013 was primarily a result of strong net sales in Coronary, Endovascular, and AF Solutions, and solid growth in Structural Heart, partially offset by declines in CRDM defibrillation and pacing systems. The Cardiac and Vascular Group’s performance for the three and nine months ended January 25, 2013 was favorably impacted by new products, partially offset by competitive pricing pressures and continued negative growth of certain markets, particularly defibrillation and pacing systems. However, in the first three quarters of fiscal year 2013, the U.S. defibrillation systems market continued to show signs of stabilization. Our Restorative Therapies Group’s performance for the three and nine months ended January 25, 2013 was favorably impacted by strong net sales in Surgical Technologies, as well as solid growth in Neuromodulation and Diabetes, partially offset by declines in Spine, primarily driven by bone morphogenetic protein (BMP) and balloon kyphoplasty (BKP). The Restorative Therapies Group’s performance for the three and nine months ended January 25, 2013 was favorably impacted by the recent launches and strong continued adoption of notable products, the acquisitions of Salient and PEAK in the second quarter of fiscal year 2012, and continued signs of stabilization in the U.S. Core Spine market, and negatively impacted by continued pricing and competitive pressures. See our discussion in the “Net Sales” section of this management’s discussion and analysis for more information on the results of our significant operating segments.
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
The Company’s overall tax rate from continuing operations including the tax impact of certain litigation charges, net, and certain acquisition-related items resulted in an effective tax rate of 14.46 percent and 19.34 percent for the three and nine months ended January 25, 2013, respectively. Excluding the impact of the certain litigation charges, net, and acquisition-related items for the three and nine months ended January 25, 2013, our operational and tax strategies have resulted in a non-GAAP nominal tax rate of 15.37 percent and 18.53 percent, respectively, versus the U.S. Federal statutory rate of 35.0 percent. An increase in our nominal tax rate of 1 percent would result in an additional income tax provision for the three and nine months ended January 25, 2013 of approximately $11 million and $33 million, respectively. See discussion of our tax rate and the tax adjustments in the “Income Taxes” section of this management’s discussion and analysis.

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
IPR&D included in a business combination is capitalized as an indefinite-lived intangible asset. Development costs incurred after the acquisition are expensed as incurred. Upon receipt of regulatory approval, the indefinite-lived intangible asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the research and development project is subsequently abandoned, the indefinite-lived asset is charged to expense. IPR&D acquired outside of a business combination is expensed immediately.
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
Contingent consideration is recorded at the acquisition date at the estimated fair value of the contingent consideration milestone payments for all acquisitions subsequent to April 24, 2009. The acquisition date fair value is measured based on the consideration expected to be transferred (probability-weighted), discounted back to present value. The discount rate used is determined at the time of measurement in accordance with accepted valuation methods. The fair value of the contingent milestone consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within acquisition-related items in our condensed consolidated statements of earnings. Changes to the fair value of contingent consideration liability can result from changes in discount rates, the timing and amount of revenue estimates, or in the timing or likelihood of achieving the milestones which trigger payment. Using different valuation assumptions including revenue or cash flow projections, growth rates, discount rates, or probabilities of achieving the milestones could impact the purchase price allocations at the time of acquisition, future amortization expense, and future remeasurement of the estimated fair value of contingent consideration.
Goodwill is the excess of the purchase price over the fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our condensed consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. Goodwill was $10.341 billion and $9.934 billion as of January 25, 2013 and April 27, 2012, respectively.
Other intangible assets include patents, trademarks, purchased technology, and IPR&D (since April 25, 2009). Intangible assets with a definite life are amortized on a straight-line or accelerated basis, as appropriate, with estimated useful lives ranging from three to 20 years. IPR&D is tested for impairment annually and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired.We review other definite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. Our impairment assessments are based on an estimated future cash flow approach that requires significant judgment with respect to future revenue and expense growth rates, selection of appropriate discount rate, asset groupings, and other assumptions and estimates. We use estimates that are consistent with our business plans and a market participant view of the assets being evaluated. Actual results may differ from our estimates due to a number of factors including, among others, changes in competitive conditions, timing of regulatory approval, changes in worldwide economic conditions, and fluctuations in foreign currency exchange rates. These risk factors are discussed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended April 27, 2012. These other intangible assets, net of accumulated amortization, were $2.758 billion and $2.647 billion as of January 25, 2013 and April 27, 2012, respectively.

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
ACQUISITIONS
Three and nine months ended January 25, 2013
On November 1, 2012, we acquired China Kanghui Holdings (Kanghui). Kanghui is a Chinese manufacturer and distributor of orthopedic products in trauma, spine, and joint reconstruction. Total consideration for the transaction was approximately $816 million. The total value of the transaction, net of Kanghui’s cash, was approximately $797 million.
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

NET SALES
The table below illustrates net sales by product line and operating segment for the three and nine months ended January 25, 2013 and January 27, 2012:

	Three months ended			Nine months ended
(dollars in millions)	January 25, 2013	January 27, 2012	% Change	January 25, 2013	January 27, 2012	% Change
Defibrillation Systems	$654	$674	(3)%	$2,019	$2,078	(3)%
Pacing Systems	459	467	(2)	1,401	1,485	(6)
AF and Other	58	51	14	171	149	15
CARDIAC RHYTHM DISEASE MANAGEMENT	1,171	1,192	(2)	3,591	3,712	(3)
CORONARY	445	382	16	1,307	1,148	14
STRUCTURAL HEART	272	265	3	823	806	2
ENDOVASCULAR	212	190	12	631	564	12
TOTAL CARDIAC AND VASCULAR GROUP	2,100	2,029	3	6,352	6,230	2
Core Spine	639	640	—	1,932	1,966	(2)
BMP	114	144	(21)	388	482	(20)
SPINE	753	784	(4)	2,320	2,448	(5)
NEUROMODULATION	447	419	7	1,320	1,237	7
DIABETES	377	367	3	1,119	1,089	3
SURGICAL TECHNOLOGIES	350	319	10	1,019	883	15
TOTAL RESTORATIVE THERAPIES GROUP	1,927	1,889	2	5,778	5,657	2
TOTAL	$4,027	$3,918	3%	$12,130	$11,887	2%
Net sales for the three and nine months ended January 25, 2013 were unfavorably impacted by foreign currency translation of $41 million and $279 million, respectively, when compared to the same periods of the prior fiscal year. The primary exchange rate movements that impacted our consolidated net sales growth were the U.S. dollar as compared to the Euro and the Japanese Yen. The impact of foreign currency fluctuations on net sales was not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” and Note 10 to the current period’s condensed consolidated financial statements for further details on currency exchange rate derivative instruments and our related risk management strategies.
Cardiac and Vascular Group
The Cardiac and Vascular Group is composed of the CRDM, Coronary, Structural Heart, and Endovascular businesses. The Cardiac and Vascular Group’s products include pacemakers, implantable defibrillators, leads and delivery systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation (AF), information systems for the management of patients with CRDM devices, coronary and peripheral stents and related delivery systems, therapies for uncontrolled hypertension, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group’s net sales for the three and nine months ended January 25, 2013 were $2.100 billion and $6.352 billion, an increase of 3 percent and 2 percent, respectively, over the same periods in the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three and nine months ended January 25, 2013 of $30 million and $191 million, respectively, when compared to the same periods in the prior fiscal year. The Cardiac and Vascular Group’s performance for the three and nine months ended January 25, 2013 was primarily a result of strong net sales in Coronary, Endovascular, and AF Solutions, and solid growth in Structural Heart, partially offset by declines in CRDM defibrillation and pacing systems. Additionally, the Cardiac and Vascular Group’s performance was favorably impacted by new products, partially offset by competitive pricing pressures and continued negative growth of certain markets, particularly defibrillation and pacing systems. Further, in the third quarter of fiscal year 2013, declining growth rates in Western Europe negatively impacted the Cardiac and Vascular Group's performance. See the more detailed discussion of each business’s performance below.
CRDM net sales for the three and nine months ended January 25, 2013 were $1.171 billion and $3.591 billion, a decrease of 2 percent and 3 percent, respectively, over the same periods in the prior fiscal year. Net sales of our defibrillation system products for the three and nine months ended January 25, 2013 declined primarily due to market declines in the U.S. and Western Europe and unfavorable foreign currency translation. In fiscal year 2012, CRDM net sales were unfavorably impacted by a declining U.S. defibrillation systems market. However, in the first three quarters of fiscal year 2013, the U.S. defibrillation systems market showed signs of stabilization. In addition, in the first three quarters of fiscal year 2013, U.S. procedure volumes increased slightly, while the rate of pricing declines was consistent with the prior year. The U.S. and Western Europe markets were adversely affected by a number of factors, including competition and pricing pressures. The continued acceptance of our shock reduction and lead integrity alert technologies, strong lead-to-port ratios, and worldwide share gains partially offset the decline in net sales of our defibrillation system products. Worldwide net sales of our pacing system products for the three and nine months ended January 25, 2013 declined primarily due to unfavorable foreign currency translation, declines in the U.S. market caused by pricing pressures, and to a lesser extent, declining implant volumes, and pricing pressures in the Western Europe market. The decline in net sales of our pacing system products was partially offset by international share gains driven mostly by the launch of our Advisa DR MRI SureScan pacemaker in Japan late in the second quarter of fiscal year 2013. Worldwide net sales of our AF Solutions products increased for the three and nine months ended January 25, 2013 primarily due to the continued global acceptance of the Arctic Front Cardiac CryoAblation Catheter system.
Coronary net sales for the three and nine months ended January 25, 2013 were $445 million and $1.307 billion, an increase of 16 percent and 14 percent, respectively, over the same periods in the prior fiscal year. The increase in Coronary net sales for the three and nine months ended January 25, 2013 was primarily due to the continued strength of our Resolute Integrity drug-eluting coronary stent. We launched Resolute Integrity in Japan in the second quarter of fiscal year 2013 and in the U.S. in the fourth quarter of fiscal year 2012. Resolute Integrity’s deliverability and unique diabetes indication has continued to receive strong customer acceptance. Growth was partially offset by unfavorable foreign currency translation as well as pricing pressures and competitive launches in Western Europe.
Structural Heart net sales for the three and nine months ended January 25, 2013 were $272 million and $823 million, respectively, an increase of 3 percent and 2 percent, respectively, over the same periods in the prior fiscal year. The increase in Structural Heart net sales for the three and nine months ended January 25, 2013 was primarily driven by strong sales of the CoreValve transcatheter aortic heart valves and growth in our cardiopulmonary product lines. Growth was partially offset by unfavorable foreign currency translation and slowing market growth rates and increased competitive pressure in Western Europe.
Endovascular net sales for the three and nine months ended January 25, 2013 were $212 million and $631 million, respectively, an increase of 12 percent for both periods over the same periods in the prior fiscal year. The increase in Endovascular net sales for the three and nine months ended January 25, 2013 was led by recent new product launches. Growth was driven by the Endurant Abdominal Aortic Aneurysm (AAA) Stent Graft System, which launched in Japan in the third quarter of fiscal year 2012, as well as the Valiant Captivia Thoracic Stent Graft System, which launched in the U.S. in the fourth quarter of fiscal year 2012 and in Japan and China in the first quarter of fiscal year 2013. Strong worldwide sales of our peripheral stent products also contributed to the growth. Growth was partially offset by unfavorable foreign currency translation and increased competitive pressure in the U.S.
Looking ahead, we expect our Cardiac and Vascular Group could be impacted by the following:

•	Increasing pricing pressures, competition, and declining hospital inventory levels.

•	Fluctuations in U.S. and certain Western Europe market growth rates for our defibrillation and pacing system products.

•
Market acceptance and future growth from the Evera family of ICDs, which received Conformité Européene (CE) Mark approval in February 2013. The Evera family of ICDs have increased battery longevity, advanced shock reduction technology, and a contoured shape with thin, smooth edges that better fits inside the body.

•
Future growth from the Viva/Brava family of CRT-D devices. The Viva/Brava family of CRT-D devices utilizes a new algorithm, called AdaptivCRT, which improves patients’ response rate to CRT-D therapy by preserving the patients’ normal heart rhythms and continually adapting to individual patient needs. Our Viva/Brava CRT-D devices received CE Mark approval in August 2012.

•
Continued and future growth from the Advisa DR MRI SureScan pacing system. The Advisa DR MRI SureScan is our second-generation magnetic resonance imaging (MRI) pacing system and is the first system to combine advanced pacing technology with proven MRI access. The Advisa DR MRI SureScan was launched in Europe during the fourth quarter of fiscal year 2010, in the U.S. in February 2013, and in Japan, where it is the first and only MRI pacing system, in the second quarter of fiscal year 2013.

•
Continued and future growth from the Arctic Front system, including the second generation Arctic Front Advance Cardiac Cryoballoon launched in the second fiscal quarter of fiscal year 2013. The Arctic Front system is a cryoballoon indicated for the treatment of drug refractory paroxysmal atrial fibrillation. The cryoballoon treatment involves a minimally invasive procedure that efficiently creates circumferential lesions around the pulmonary vein, which is the source of erratic electrical signals that cause irregular heartbeat.

•
Continued acceptance of the Resolute Integrity drug-eluting coronary stent and the Integrity bare metal stent. The Resolute Integrity drug-eluting coronary stent was launched in Japan at the end of August 2012, in the U.S. in February 2012, and in Europe in August 2010. Also, in February 2013, the U.S. Food and Drug Administration (FDA) approved longer lengths of our Resolute Integrity drug-eluting coronary stent, providing access to a larger portion of the US DES market. The Integrity platform features a laser-fused sinusoidal technology that is designed to significantly improve flexibility and conformability compared to other technologies. While the global stent market continues to experience year-over-year declines, to date we have been successful in gaining share with this stent platform in those geographies where the product has been approved.

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

•
Continued acceptance of our CoreValve transcatheter heart valve technologies for the replacement of the aortic valve. The CoreValve System has received CE Mark approval and is currently available outside the U.S. The CoreValve 31 millimeter received CE Mark approval in the first quarter of fiscal year 2012. The CoreValve Evolut 23 millimeter valve, which promotes better sealing and provides future recapturability, was launched in Europe in the late first quarter of fiscal year 2013. Additionally, we continue to make progress on the CoreValve System in the U.S. pivotal study; and remain on track to commercialize in the U.S. in fiscal year 2015.

Restorative Therapies Group
The Restorative Therapies Group is composed of the Spine, Neuromodulation, Diabetes, and Surgical Technologies businesses. Products in the Restorative Therapies Group include products for various areas of the spine, bone graft substitutes, biologic products, trauma, implantable neurostimulation therapies and drug delivery devices for the treatment of chronic pain, movement disorders, obsessive-compulsive disorder (OCD), overactive bladder, urinary retention, fecal incontinence and gastroparesis, external insulin pumps, subcutaneous continuous glucose monitoring (CGM) systems, products to treat conditions of the ear, nose, and throat, and devices that incorporate advanced energy technology. Additionally, this group manufactures and sells image-guided surgery and intra-operative imaging systems. The Restorative Therapies Group’s net sales for three and nine months ended January 25, 2013 were $1.927 billion and $5.778 billion, respectively, an increase of 2 percent for both periods over the same periods in the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three and nine months ended January 25, 2013 of $11 million and $88 million, respectively, compared to the same periods in the prior fiscal year. The Restorative Therapies Group’s performance for the three and nine months ended January 25, 2013 was favorably impacted by strong net sales in Surgical Technologies, as well as solid growth in Neuromodulation and Diabetes, partially offset by declines in Spine, primarily driven by BMP (comprised of INFUSE bone graft (InductOs in the European Union) sales) and BKP. The Restorative Therapies Group’s performance was favorably impacted by the recent launches and continued adoption of notable products, the acquisitions of Salient and PEAK in the second quarter of fiscal year 2012, and continued signs of stabilization in the U.S. Core Spine market, and negatively impacted by continued pricing and competitive pressures. See the more detailed discussion of each business’s performance below.
Spine net sales for the three and nine months ended January 25, 2013 were $753 million and $2.320 billion, a decrease of 4 percent and 5 percent, respectively, over the same periods in the prior fiscal year. Spine’s performance for the three and nine months ended January 25, 2013 was negatively impacted by continued pricing and competitive pressures, a challenging reimbursement environment in certain of our major markets, and unfavorable foreign currency translation. The U.S. Core Spine market continued to show signs of stabilization in the first three quarters of fiscal year 2013, as supported by the flat first and third quarter markets and no significant changes in the underlying market conditions, including procedure trends, pricing pressure, or competitive dynamics. A strong contributing factor to the decline in Spine net sales for the three and nine months ended January 25, 2013 was a decline in BMP net sales of 21 percent and 20 percent, respectively, over the same periods in the prior fiscal year. Significant declines in U.S. sales of INFUSE bone graft have continued since the June 2011 articles in The Spine Journal as further described below. Core Spine net sales remained flat and declined 2 percent for the three and nine months ended January 25, 2013, respectively, primarily driven by negative performance in BKP. BKP net sales for the three and nine months ended January 25, 2013 declined 11 percent and 10 percent, respectively, when compared to the same periods in the prior fiscal year. The decline in BKP net sales was due to the continued decrease in demand and competitive pricing pressures. The decline in Core Spine from BKP was partially offset by recent launches of our new products and therapies, including the second quarter launch of AMT implants, and the Capstone Control, as well as the continued adoption of Solera and other biologics products, including MAGNIFUSE and GRAFTON. Our Spine business has also benefited from our focus on enabling technologies, including the O-Arm imaging, StealthStation navigation, and Powerease powered surgical instruments.
Neuromodulation net sales for the three and nine months ended January 25, 2013 were $447 million and $1.320 billion, an increase of 7 percent for both periods over the same periods in the prior fiscal year. The increase in net sales for the three and nine months ended January 25, 2013 was primarily due to the continued U.S. adoption of RestoreSensor spinal cord stimulator, sales of InterStim Therapy for overactive bladder, urinary retention, and bowel control, and new implant growth of Activa PC and RC deep brain stimulation (DBS) systems for movement disorders.
Diabetes net sales for the three and nine months ended January 25, 2013 were $377 million and $1.119 billion, respectively, an increase of 3 percent for both periods over the same periods in the prior fiscal year. The increase in net sales for the three and nine months ended January 25, 2013 was led by international sales from our CGM products, partially offset by slower growth in insulin pump sales as we await the approval of MiniMed 530G in the U.S. and MiniMed 640G in Europe. Additionally, we deferred $9 million of revenue in the U.S. as we plan to convert some of the recently sold pumps to the new technology once it is approved.
Surgical Technologies net sales for the three and nine months ended January 25, 2013 were $350 million and $1.019 billion, an increase of 10 percent and 15 percent, respectively, over the same periods in the prior fiscal year. The increase in net sales for the three and nine months ended January 25, 2013 was driven by strong sales of our StealthStation S7 surgical navigation system, Midas Rex powered surgical equipment, Aquamantys bipolar sealers, and PEAK PlasmaBlade electrosurgical products. The second quarter of fiscal year 2012 acquisition of Salient and PEAK contributed to the increase in sales for the nine months ended January 25, 2013. Additionally, net sales were positively impacted by balanced growth of disposables and service revenue across our Power Systems, Monitoring, Imaging, and Navigation platforms.
Looking ahead, we expect our Restorative Therapies Group could be impacted by the following:

•	Changes in procedural volumes, competitive and pricing pressure and mix impacts from changes in our product offerings.

•
Market acceptance of innovative new products, such as our Solera product line, Bryan ACD Instrument Set, and other biologics products, including MAGNIFUSE and GRAFTON products, and POWEREASE, a powered instrument solution for Solera.

•	Continued market penetration with our BKP technology. We anticipate additional competitors to continue to enter the U.S. market in the future, while numerous competitors offer alternatives in Europe.

•	Market acceptance of BKP. We remain focused on generating evidence to better demonstrate the clinical and economic benefits for BKP.

•
In view of our premarket approval of AMPLIFY rhBMP-2 Matrix lapsing on January 25, 2013, we continue to evaluate options for obtaining approval of the rhBMP-2 technology for use in posterolateral spinal fusion procedures in patients with degenerative disc disease, including products with new formulations and carriers.

•
Spine sales continue to be negatively impacted by the June 2011 articles in The Spine Journal, and by the reaction from inquiries by governmental authorities relating to our INFUSE bone graft product. The Spine Journal articles suggested that some physicians’ peer-reviewed studies may have underreported complications and adverse events associated with INFUSE. These articles did not question the integrity of the data provided by Medtronic to the FDA for product approval or the disclosure of safety issues on the product’s Instructions for Use for approved indications. Medtronic believes that the safety data reported to the FDA supports the safe use of INFUSE bone graft for the approved indications. However, because questions had been raised about the peer-reviewed literature, in August 2011 we provided a grant to Yale University (Yale) to oversee two independent, systematic reviews of data from completed clinical studies of INFUSE bone graft, as well as data from other Medtronic studies of rhBMP-2, the protein used in INFUSE. While the timing is not within our control, we expect the systematic reviews to be published in early fiscal year 2014. INFUSE bone graft U.S. net sales declined 22 percent and 21 percent, respectively, for the three and nine months ended January 25, 2013 when compared to the same periods in the prior fiscal year.

•
Integration of China Kanghui Holdings (Kanghui), into the Restorative Therapies Group. Kanghui was acquired on November 1, 2012. Kanghui has a broad portfolio of trauma and spine products focused on the growing value segment, and is beginning to expand into large-joint reconstruction. We hope that this acquisition will increase our competitive position in the global value segment for orthopedic products.

•
On December 3, 2012, Medtronic and Shandong Weigao Group Medical Polymer Company Limited, Medtronic’s partner in a joint venture to distribute spinal and orthopedic products in China, signed a Separation Agreement to terminate early their joint venture established in 2007. The termination of the joint venture is contingent upon receipt of the requisite approvals from the relevant Chinese regulatory authorities. Pursuant to the terms of the agreement, Medtronic's exclusive distribution agreement with the joint venture to distribute Medtronic's spinal products in China terminated effective December 31, 2012. We believe this Separation Agreement will not materially impact the financial results of the Company.

•
Continued acceptance of the Restore family of pain stimulators to treat chronic pain, including RestoreSensor, which is currently available in the U.S. and certain international markets. RestoreSensor is a neurostimulator for chronic pain that automatically adjusts to the patients’ position changes.

•	European adoption of stimulators and leads approved for full-body MRI scans to treat chronic pain.

•
Continued and future acceptance of our current indications for Medtronic DBS Therapy for the treatment of movement disorders, Epilepsy (approved in Europe) and OCD. The DBS Therapy portfolio includes Activa PC, our small and advanced primary cell battery, and Activa RC, a rechargeable DBS device. Additionally, Activa SC, a single-channel primary cell device, was approved in the U.S. and Europe in fiscal year 2011 and launched in Japan during the fourth quarter of fiscal year 2012. A study published in the fourth quarter of fiscal year 2013 by The New England Journal of Medicine shows that the use of our DBS therapy provides benefits for patients with early motor complications from Parkinson's disease when compared with other therapies.

•	Continued acceptance of InterStim Therapy for the treatment of the symptoms of overactive bladder, urinary retention, and bowel control.

•
Resolution of issue with the FDA relating to our Neuromodulation business. In July 2012, we received an FDA warning letter regarding findings related primarily to our Neuromodulation corrective and preventative action (CAPA) and complaint handling processes. We are currently working with the FDA to resolve the issues. While this warning letter may limit our ability to launch new Neuromodulation products in the U.S. until it is resolved, it is not expected to have a material impact on our financial results.

•
Continued acceptance from both physicians and patients of insulin-pump therapy and CGM therapy and continued acceptance and improved reimbursement of CGM technologies. The Veo insulin pump is available in certain international markets and offers low-glucose suspend, which assists in protecting against the risk of hypoglycemia by automatically suspending insulin delivery when glucose falls below a specified threshold set by the user. In the U.S., we are anticipating FDA approval of the MiniMed 530G insulin pump and Enlite sensor later this spring or summer. The Enlite sensor has been available in certain international markets since the fourth quarter of fiscal year 2011. We expect approval of our next-generation MiniMed 640G pump system in Western Europe this summer.

•
Continued contributions from Salient and PEAK to our Surgical Technologies business. Salient and PEAK were acquired in August 2011. Salient develops and markets devices for haemostatic sealing of soft tissue and bone incorporating advanced energy technology. Salient’s devices are used in a variety of surgical procedures including orthopedic surgery, spine, open abdominal, and thoracic procedures. PEAK develops and markets tissue dissection devices incorporating advanced energy technology. PEAK’s PlasmaBlade tissue dissection device is based on proprietary technology that represents an important advance in radiofrequency surgical technologies. We believe these acquisitions have increased our competitive position in this market.

•	Continued acceptance of the Surgical Technologies StealthStation S7 and O-Arm Imaging Systems, especially with Synergy Spine 2.0 and the O-Arm 3.1.4.
COSTS AND EXPENSES
The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended		Nine months ended
	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Cost of products sold	24.8%	23.8%	24.7%	23.9%
Research and development	9.3	9.3	9.5	9.2
Selling, general, and administrative	34.8	35.0	34.8	35.0
Certain litigation charges, net	—	—	2.0	—
Acquisition-related items	(1.4)	0.4	(0.4)	—
Amortization of intangible assets	2.2	2.1	2.0	2.1
Other expense, net	0.4	1.7	1.0	2.7
Interest expense, net	1.1	0.8	0.8	0.9
Cost of Products Sold
Cost of products sold for the three and nine months ended January 25, 2013, as a percent of net sales, increased 1.0 percentage point for the three months ended January 25, 2013 to 24.8 percent and increased 0.8 of a percentage point for the nine months ended January 25, 2013 to 24.7 percent. Cost of products sold as a percent of net sales in the three months ended January 25, 2013 was negatively impacted primarily by unfavorable foreign currency, and to a lesser extent, shifts in product mix. Cost of products sold as a percent of net sales in the nine months ended January 25, 2013 was negatively impacted primarily by unfavorable foreign currency. We continue to focus on mitigating pricing pressure through our five-year, $1.2 billion cost of products sold reduction program.
Research and Development
We have continued to invest in new technologies to drive long-term future growth. For the three and nine months ended January 25, 2013, research and development spending was $376 million and $1.148 billion, respectively, or 9.3 and 9.5 percent of net sales, respectively. For the three and nine months ended January 25, 2013, research and development expense as a percent of net sales remained constant and increased 0.3 of a percentage point, respectively, as compared to the same periods of the prior fiscal year.
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

Selling, General, and Administrative
Selling, general, and administrative expense for the three and nine months ended January 25, 2013 was $1.401 billion and $4.223 billion, respectively, which as a percent of net sales decreased by 0.2 of a percentage point to 34.8 percent for both periods as compared to the same periods of the prior fiscal year. For the three and nine months ended January 25, 2013, selling, general, and administrative expense was positively impacted by our continued focus on several initiatives to leverage our expenses while continuing to invest in new product launches and adding to our sales force in faster growing businesses and geographies. The impact of these initiatives was partially offset in the nine months ended January 25, 2013 by incremental bad debt from a single distributor in Greece. For the three and nine months ended January 27, 2012, we incurred incremental bad debt expense in our Diabetes business and in Italy.
Certain Litigation Charges, Net, Restructuring Charges and Acquisition-Related Items
Certain litigation charges, net and acquisition-related items for the three and nine months ended January 25, 2013 and January 27, 2012 were as follows:

	Three months ended		Nine months ended
(in millions)	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Certain litigation charges, net	$—	$—	$245	$—
Acquisition-related items	(55)	15	(44)	(1)
Net tax impact of certain litigation charges, net and acquisition-related items	(2)	—	(12)	—
Total certain litigation charges, net and acquisition-related items, net of tax	$(57)	$15	$189	$(1)
Restructuring
During the three and nine months ended January 25, 2013 and January 27, 2012, we did not incur any restructuring charges.
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
In connection with the fiscal year 2012 initiative, as of the end of the fourth quarter of fiscal year 2012, the Company had identified approximately 1,000 positions for elimination to be achieved through involuntary and voluntary separation. Of the 1,000 positions identified in April 2012, approximately 600 positions have been eliminated as of January 25, 2013. The fiscal year 2012 initiative is scheduled to be substantially complete by the end of the fourth quarter of fiscal year 2013 and is expected to produce annualized operating savings of approximately $100 to $125 million. These savings will arise mostly from reduced compensation expense.
Certain Litigation Charges, Net
We classify material litigation reserves and gains recognized as certain litigation charges, net. During the three months ended January 25, 2013 there were no certain litigation charges, net. During the nine months ended January 25, 2013, we recorded certain litigation charges, net of $245 million relating to probable and reasonably estimated damages resulting from patent litigation with Edwards Lifesciences, Inc. See Note 19 for additional information.
During the three and nine months ended January 27, 2012, there were no certain litigation charges, net.
Acquisition-Related Items
During the three months ended January 25, 2013, we recorded net income from acquisition-related items of $55 million, including income of $70 million related to the change in fair value of contingent milestone payments associated with acquisitions subsequent to April 29, 2009. The change in fair value of contingent milestone payments is primarily related to the change in fair value of Ardian, Inc. contingent commercial milestone payments, which are based on annual revenue growth through fiscal year 2015, due to current slower commercial ramp in Europe. Additionally, we incurred transaction costs of $10 million in connection with the acquisition of Kanghui and an IPR&D impairment charge of $5 million related to a technology recently acquired by the Structural Heart business.
During the three months ended January 27, 2012, we recorded net charges from acquisition-related items of $15 million related to the change in fair value of contingent milestone payments associated with acquisitions subsequent to April 29, 2009.
During the nine months ended January 25, 2013, we recorded net income from acquisition-related items of $44 million, including income of $67 million related to the change in fair value of contingent milestone payments associated with acquisitions subsequent to April 29, 2009. In connection with the acquisition of Kanghui, we recorded transaction costs of $13 million. Additionally, we recorded an IPR&D impairment charge of $5 million related to a technology recently acquired by the Structural Heart business and transaction costs of $5 million related to the divestiture of the Physio-Control business.
During the nine months ended January 27, 2012, we recorded income from acquisition-related items of $1 million, including charges of $32 million related to the change in fair value of contingent milestone payments associated with acquisitions subsequent to April 29, 2009. In connection with the acquisitions of Salient and PEAK, we recognized gains of $32 million and $6 million, respectively, on our previously-held investments. In connection with these acquisitions, we began to assess and formulate a plan for the elimination of duplicative positions and the termination of certain contractual obligations. As a result, we incurred approximately $5 million of certain acquisition-related costs, which included legal fees, severance costs, changes in control costs, and contract termination costs.
Amortization of Intangible Assets
Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets consisting of patents, trademarks, tradenames, purchased technology, and other intangible assets. For the three and nine months ended January 25, 2013, amortization expense was $88 million and $247 million, respectively, as compared to $84 million and $255 million for the same periods of the prior fiscal year. The $4 million increase in amortization expense for the three months ended January 25, 2013 was primarily due to the third quarter fiscal year 2013 acquisition of Kanghui, partially offset by reduced ongoing amortization expense due to certain intangible assets that became fully amortized. The $8 million decrease in amortization expense for the nine months ended January 25, 2013 was primarily due to certain intangible assets that became fully amortized and life extension of certain patents, thereby reducing ongoing amortization expense, partially offset by amortization expense related to the third quarter fiscal year 2013 acquisition of Kanghui and second quarter fiscal year 2012 acquisitions of Salient and PEAK.
Other Expense, Net
Other expense, net includes royalty income and expense, realized equity security gains and losses, realized foreign currency transactions and derivative gains and losses, impairment charges on equity securities, the Puerto Rico excise tax, and the medical device excise tax. For the three and nine months ended January 25, 2013, other expense, net was $17 million and $119 million, respectively, as compared to $67 million and $316 million, respectively, for the same periods in the prior fiscal year. For the three and nine months ended January 25, 2013, the net expense decreased $50 million and $197 million, respectively, primarily due to the impact of foreign currency gains and losses. For the three and nine months ended January 25, 2013, total foreign currency gains recorded in other expense, net were $12 million and $5 million, respectively, compared to losses of $33 million and $180 million, respectively, in the same periods in the prior fiscal year. The decrease for the nine months ended January 25, 2013, was also driven by gains on certain available-for-sale marketable equity securities realized during the second quarter of fiscal year 2013, partially offset by higher royalty expense in our Coronary business.
The medical device excise tax for the three and nine months ended January 25, 2013 was not significant. We estimate that our fiscal year 2013 excise tax fee (impacting only the last four months for fiscal year 2013) could be up to $25 million pre-tax. We estimate our annual excise tax fee could be within the range of $100 to $150 million pre-tax.
Interest Expense, Net
Interest expense, net includes interest earned on our cash and cash equivalents, short- and long-term investments, interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt discounts, the net realized and unrealized gain or loss on trading securities, ineffectiveness on interest rate derivative instruments, and the net realized gain or loss on the sale or impairment of available-for-sale debt securities. For the three and nine months ended January 25, 2013, we had interest expense, net of $46 million and $103 million, respectively, as compared to interest expense, net of $33 million and $103 million for the same periods of the prior fiscal year. The increase in interest expense, net during the three months ended January 25, 2013 over the same period in the prior fiscal year was primarily the result of decreased interest income driven by realized gains on available-for-sale debt securities during the third quarter of fiscal year 2012 and increased interest expense from higher outstanding debt balances as compared to the same periods of the prior fiscal year. For the nine months ended January 25, 2013, interest expense, net remained consistent with the same period in the prior fiscal year as a result of realized gains during the second quarter of fiscal year 2013 on sales of available-for-sale debt securities and increased interest income from higher investment balances in comparison to the same period in the prior fiscal year, offset by increased interest expense from higher outstanding debt balances as compared to the same period of the prior fiscal year.
INCOME TAXES

	Three months ended		Nine months ended
(dollars in millions)	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Provision for income taxes	$167	$208	$599	$587
Effective tax rate	14.46%	19.75%	19.34%	18.85%
Net tax impact of acquisition-related items and certain litigation charges, net	0.91	(0.29)	(0.81)	—
Non-GAAP nominal tax rate (1)	15.37%	19.46%	18.53%	18.85%

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

Our effective tax rates from continuing operations for the three and nine months ended January 25, 2013 were 14.46 percent and 19.34 percent, respectively, compared to 19.75 percent and 18.85 percent, respectively, for the three and nine months ended January 27, 2012. The changes in our effective tax rate for the three and nine months ended January 25, 2013 was primarily due to the net tax impact of acquisition-related items, certain litigation charges, net, the retroactive renewal and extension of the U.S. federal research and development tax credit, the finalization of certain income tax returns, resolution of certain income tax audits, changes to uncertain tax position reserves, and the tax impact of foreign dividend distributions.
Our non-GAAP nominal tax rates for the three and nine months ended January 25, 2013 were 15.37 percent and 18.53 percent, respectively, compared to 19.46 percent and 18.85 percent, respectively, for the three and nine months ended January 27, 2012. The decrease in our non-GAAP nominal tax rates for the three and nine months ended January 25, 2013 as compared to the same periods of the prior fiscal year was primarily due to the retroactive renewal and extension of the U.S. federal research and development tax credit, the finalization of certain income tax returns, resolution of certain income tax audits, changes to uncertain tax position reserves, and the tax impact of foreign dividend distributions.
Tax audits associated with the allocation of income, and other complex issues, may require an extended period of time to resolve and may result in income tax adjustments if changes to our allocation are required between jurisdictions with different tax rates. Tax authorities periodically review our tax returns and propose adjustments to our tax filings. The IRS has settled its audits with us for all years through fiscal year 2004. Tax years settled with the IRS may remain open for foreign tax audits and competent authority proceedings. Competent authority proceedings are a means to resolve intercompany pricing disagreements between countries.
In March 2009, the IRS issued its audit report for fiscal years 2005 and 2006. We reached agreement with the IRS on some but not all matters. On December 23, 2010, the IRS issued a statutory notice of deficiency with respect to the remaining issues. We filed a Petition with the U.S. Tax Court on March 21, 2011 objecting to the deficiency. During October and November of 2012, we reached resolution with the IRS on various matters, including the deductibility of a settlement payment. The remaining unresolved issues relate to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of our key manufacturing sites.
In October 2011, the IRS issued its audit report for fiscal years 2007 and 2008. We reached agreement with the IRS on some but not all matters related to these fiscal years. The significant issues that remain unresolved relate to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary in Puerto Rico, and proposed adjustments associated with the tax effects of our acquisition of Kyphon. Associated with the Kyphon acquisition, we entered into an intercompany transaction whereby the Kyphon U.S. tangible assets were sold to another wholly-owned Medtronic subsidiary in a taxable transaction. The IRS has disagreed with our valuation of these assets and proposed that all U.S. goodwill, the value of the ongoing business, and the value of the workforce in place related to the Kyphon acquisition be included in the tangible asset sale. We disagree that these items were sold, as well as with the IRS valuation of these items. The IRS continues to evaluate the overall transaction that Medtronic entered into and because a foreign subsidiary acquired part of Kyphon directly from the Kyphon shareholders, the IRS has argued that a deemed taxable event occurred. We disagree with the IRS and are currently attempting to resolve these matters at the IRS Appellate level and will proceed through litigation, if necessary.
Our reserve for the uncertain tax positions related to these significant unresolved matters with the IRS, as described above, is subject to a high degree of estimation and management judgment. Resolution of these significant unresolved matters, or positions taken by the IRS or foreign tax authorities during future tax audits, could have a material impact on our financial results in future periods. We continue to believe that our reserves for uncertain tax positions are appropriate and that we have meritorious defenses for our tax filings and will vigorously defend them during the audit process, appellate process, and through litigation in courts, as necessary.
See Note 15 to the condensed consolidated financial statements for additional information.
LIQUIDITY AND CAPITAL RESOURCES

(dollars in millions)	January 25, 2013	April 27, 2012
Working capital	$2,203	$3,658
Current ratio*	1.3:1.0	1.6:1.0
Cash, cash equivalents, and short-term investments	$2,464	$2,592
Long-term investments in debt, marketable equity, and trading securities**	8,835	7,197
Total	$11,299	$9,789
Short-term borrowings and long-term debt	11,418	10,633
Net cash position***	$(119)	$(844)

*	Current ratio is the ratio of current assets to current liabilities.
**
Long-term investments include debt securities with a maturity date greater than one year from the end of the period, marketable equity, and trading securities and exclude cost method minority investments.

***
Net cash position is the sum of cash, cash equivalents, short-term investments, and long-term investments in debt, marketable equity, and trading securities less short-term borrowings and long-term debt.

As of January 25, 2013, we believe our strong balance sheet and liquidity provide us with flexibility in the future. We believe our existing cash and investments, as well as our $2.250 billion syndicated credit facility and related commercial paper program ($1.635 billion of commercial paper outstanding as of January 25, 2013), will satisfy our foreseeable working capital requirements for at least the next 12 months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions. We also generally expect to refinance maturities of long-term debt. In the fourth quarter of fiscal year 2013, we have $2.2 billion of convertible debt that we intend to refinance. At January 25, 2013, our Standard & Poor’s Ratings Services and Moody’s Investors Service ratings remain unchanged as compared to those ratings at April 27, 2012 with long-term debt ratings of A+ and A1, respectively, and short-term debt ratings of A-1+ and P-1, respectively.
Our net cash position at the end of the third quarter of fiscal year 2013, as defined above, increased by $725 million as compared to the fiscal year ended April 27, 2012.
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
A significant amount of our earnings occur outside the U.S., and are deemed to be indefinitely reinvested in non-U.S. subsidiaries, resulting in a majority of our cash, cash equivalents, and investments being held by such non-U.S. subsidiaries. As of January 25, 2013 and April 27, 2012, approximately $10.990 billion and $9.121 billion, respectively, of cash, cash equivalents, and short- and long-term investments in marketable debt and equity securities were held by our non-U.S. subsidiaries. These funds are available for use by our worldwide operations; however, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would generally be subject to U.S. tax. As a result, we continue to accumulate earnings overseas for investment in our business outside the U.S. and to use cash generated from U.S. operations and short- and long-term borrowings to meet our U.S. cash needs. Should we require more capital in the U.S. than is generated by our domestic operations, we could elect to repatriate earnings from our non-U.S. subsidiaries or raise additional capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or other dilution of our earnings.
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
For the three and nine months ended January 25, 2013, the total other-than-temporary impairment losses on available-for-sale debt securities were not significant. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recorded all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. However, as of January 25, 2013, we have $37 million of gross unrealized losses on our aggregate short-term and long-term available-for-sale debt securities of $9.719 billion; if market conditions deteriorate, some of these holdings may experience other-than-temporary impairment in the future which could have a material impact on our financial results. Management is required to use estimates and assumptions in its valuation of our investments, which requires a high degree of judgment, and therefore, actual results could differ materially from those estimates. See Note 8 to the current period’s condensed consolidated financial statements for additional information regarding fair value measurements.
SUMMARY OF CASH FLOWS

	Nine months ended
(in millions)	January 25, 2013	January 27, 2012
Cash provided by (used in):
Operating activities	$3,696	$3,426
Investing activities	(2,510)	(2,181)
Financing activities	(1,147)	(1,346)
Effect of exchange rate changes on cash and cash equivalents	11	(91)
Net change in cash and cash equivalents	$50	$(192)
Operating Activities
Our net cash provided by operating activities was $3.696 billion for the nine months ended January 25, 2013 compared to $3.426 billion provided by operating activities for the nine months ended January 27, 2012. The $270 million increase in net cash provided by operating activities was primarily attributable to an increase in accounts receivable collections, primarily in certain Southern European countries, partially offset by a decrease in accrued income taxes due to the timing of certain tax payments during the nine months ended January 25, 2013, compared to the nine months ended January 27, 2012.
Investing Activities
Our net cash used in investing activities was $2.510 billion for the nine months ended January 25, 2013 compared to $2.181 billion used in investing activities for the nine months ended January 27, 2012. The $329 million increase in net cash used in investing activities during the nine months ended January 25, 2013 compared to the same period in the prior fiscal year was primarily attributable to the current year acquisition of Kanghui.
Financing Activities
Our net cash used in financing activities was $1.147 billion for the nine months ended January 25, 2013 compared to $1.346 billion used in financing activities for the nine months ended January 27, 2012. The $199 million decrease in net cash used in financing activities was primarily attributable to $544 million of increased levels of short-term borrowings and higher levels of common stock issuances under stock purchase and award plans, partially offset by increased cash returned to shareholders in the form of repurchase of common stock and dividends for the nine months ended January 25, 2013 compared to the same period in the prior fiscal year.
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
We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, or cash flows. Presented below is a summary of contractual obligations and other minimum commercial commitments as of January 25, 2013. See Note 9 to the current period’s condensed consolidated financial statements for additional information regarding long-term debt. Additionally, see Note 15 to the current period’s condensed consolidated financial statements for additional information regarding accrued income tax obligations, which are not reflected in the table below.

	Maturity by Fiscal Year
(in millions)	Total	Remaining 2013	2014	2015	2016	2017	Thereafter
Contractual obligations related to off-balance sheet arrangements:
Operating leases(1)	$307	$38	$98	$65	$42	$23	$41
Inventory purchases(2)	166	41	107	11	1	—	6
Commitments to fund minority investments/contingent acquisition consideration(3)	337	16	16	97	10	100	98
Interest payments(4)	3,029	162	289	264	212	185	1,917
Other(5)	156	25	67	37	3	2	22
Total	$3,995	$282	$577	$474	$268	$310	$2,084

Contractual obligations reflected in the balance sheet:
Long-term debt, including current portion(6)	$9,126	$2,201	$550	$1,250	$1,100	$—	$4,025
Capital leases	167	3	13	13	12	30	96
Total	$9,293	$2,204	$563	$1,263	$1,112	$30	$4,121

(1)	Certain leases require us to pay real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These future costs are not included in the schedule above.

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

DEBT AND CAPITAL
Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of total interest-bearing debt and equity was 39 percent as of January 25, 2013 and 38 percent as of April 27, 2012.
Share Repurchase Program
As part of our focus on returning value to our shareholders, shares are repurchased from time to time. In June 2011, our Board of Directors authorized the repurchase of 75 million shares of our common stock. During the three and nine months ended January 25, 2013, we repurchased approximately 3.9 million and 31.2 million shares, respectively, at an average price per share of $41.72 and $39.97, respectively. As of January 25, 2013, we had approximately 27.2 million shares remaining under the current buyback authorization by the Board of Directors.
Financing Arrangements
We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs. Short-term debt, including the current portion of our long-term debt and capital lease obligations, as of January 25, 2013, was $4.104 billion compared to $3.274 billion as of April 27, 2012. We utilize a combination of Senior Convertible Notes and Senior Notes to meet our long-term financing needs. Long-term debt as of January 25, 2013 was $7.314 billion compared to $7.359 billion as of April 27, 2012. For more information on our financing arrangements, see Note 9 to the current period’s condensed consolidated financial statements.
Credit Arrangements and Debt Ratings
We maintain a commercial paper program that allows us to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of January 25, 2013 and April 27, 2012, outstanding commercial paper totaled $1.635 billion and $950 million, respectively. During the three and nine months ended January 25, 2013, the weighted average original maturity of the commercial paper outstanding was approximately 104 days and 84 days, respectively, and the weighted average interest rate was 0.20 percent and 0.18 percent, respectively. The issuance of commercial paper reduces the amount of credit available under our existing lines of credit.
We have a $2.250 billion Credit Facility dated December 17, 2012 which expires on December 17, 2017. The Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase its capacity by an additional $750 million at any time during the term of the agreement. The Credit Facility replaced our four-year $2.250 billion syndicated credit facility which was scheduled to expire on December 9, 2014. As of January 25, 2013 and April 27, 2012, no amounts were outstanding on the committed lines of credit.
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
OPERATIONS OUTSIDE OF THE UNITED STATES
The table below illustrates U.S. net sales versus net sales outside the U.S. for the three and nine months ended January 25, 2013 and January 27, 2012:

	Three months ended		Nine months ended
(in millions)	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
U.S. net sales	$2,171	$2,145	$6,687	$6,530
Non-U.S. net sales	1,856	1,773	5,443	5,357
Total net sales	$4,027	$3,918	$12,130	$11,887
For the three and nine months ended January 25, 2013, consolidated net sales outside the U.S. increased 5 percent and 2 percent, respectively, over the same periods of the prior fiscal year. Foreign currency had an unfavorable impact of $41 million and $279 million on net sales during the three and nine months ended January 25, 2013, respectively. For the three and nine months ended January 25, 2013, our performance outside the U.S. was primarily a result of strong net sales in Endovascular and Surgical Technologies, and solid growth in our Structural Heart, Neuromodulation, and Diabetes businesses, offset by unfavorable foreign currency translation and declines in CRDM defibrillation systems and Spine BMP.
Net sales outside the U.S. are accompanied by certain financial risks, such as collection of receivables, which typically have longer payment terms. We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. However, a significant amount of our outstanding accounts receivable are with national health care systems in many countries. The current economic conditions in many countries outside the U.S. (particularly the economic challenges faced by Italy, Spain, Portugal, and Greece) have deteriorated and may continue to increase the average length of time it takes to collect on our outstanding accounts receivable in these countries. We continue to monitor the creditworthiness of customers located in these and other geographic areas. In the past, accounts receivable balances with certain customers in these countries accumulated over time and were subsequently settled as large lump sum payments. Although we do not currently foresee a significant credit risk associated with a material portion of these receivables, repayment is dependent upon the financial stability of the economies of those countries. We have concluded that collectability is not reasonably assured for revenue transactions with certain Greece distributors, and therefore, have deferred revenue recognition until all revenue recognition criteria are met in the future. As of January 25, 2013 and April 27, 2012, our remaining deferred revenue balance for certain Greece distributors was $19 million and $15 million, respectively. Outstanding gross receivables from customers outside the U.S. totaled $2.258 billion and $2.408 billion, as of January 25, 2013 and April 27, 2012, respectively, or 62 percent of total outstanding accounts receivable as of both dates.
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
The gross notional amount of all currency exchange rate derivative instruments outstanding at January 25, 2013 and April 27, 2012 was $6.610 billion and $5.136 billion, respectively. At January 25, 2013, these contracts were in an unrealized gain position of $28 million. A sensitivity analysis of changes in the fair value of all foreign currency exchange rate derivative contracts at January 25, 2013 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $538 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our fixed-to-floating interest rate swap agreements. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10 percent change in short-term interest rates, compared to interest rates as of January 25, 2013, indicates that the fair value of these instruments would correspondingly change by $27 million.
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
Item 1A. Risk Factors
In addition to the information set forth in this report, you should carefully consider the risk factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 27, 2012, as updated in the Company’s Quarterly Report on Form 10-Q for the period ended July 27, 2012, which could materially affect our business, financial condition, or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about the shares repurchased by the Company during the third quarter of fiscal year 2013:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
10/27/12-11/23/12	3,908,551	$41.72	3,908,551	27,240,261
11/24/12-12/28/12	—	—	—	27,240,261
12/29/12-1/25/13	—	—	—	27,240,261
Total	3,908,551	$41.72	3,908,551	27,240,261
________________________________

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

Medtronic, Inc.
(Registrant)

Date:	March 6, 2013	/s/ Omar Ishrak
Omar Ishrak
Chairman and Chief Executive Officer

Date:	March 6, 2013	/s/ Gary L. Ellis
Gary L. Ellis
Senior Vice President and
Chief Financial Officer