Form 10-K
period 2013-04-26
MEDTRONIC INC
filed 2013-06-24
CIK 64670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended April 26, 2013.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________
Commission File No. 1-7707
Medtronic, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-0793183
(State of incorporation)	(I.R.S. Employer Identification No.)
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
Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Aggregate market value of voting stock of Medtronic, Inc. held by nonaffiliates of the registrant as of October 26, 2012, based on the closing price of $41.60, as reported on the New York Stock Exchange: approximately $42.2 billion. Shares of Common Stock outstanding on June 19, 2013: 1,007,412,613
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s Proxy Statement for its 2013 Annual Meeting are incorporated by reference into Part III hereto.

Investor Information
Annual Meeting and Record Dates
Medtronic, Inc.’s (Medtronic or the Company, or we, us, or our) Annual Meeting of Shareholders will be held on Thursday, August 22, 2013 at 10:30 a.m., Central Daylight Time at the Company’s Mounds View campus located at 8200 Coral Street N.E., Mounds View, MN. The record date for the Annual Meeting is July 1, 2013 and all shareholders of record at the close of business on that day will be entitled to vote at the Annual Meeting.
Medtronic Website
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act) are available through our website (www.medtronic.com under the “Investors” caption and “Financial Information - SEC Filings” subcaption) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).
Information relating to corporate governance at Medtronic, including our Principles of Corporate Governance, Code of Conduct (including our Code of Ethics for Senior Financial Officers), Code of Business Conduct and Ethics for Members of the Board of Directors and information concerning our executive officers, directors and Board committees (including committee charters) is available through our website at www.medtronic.com under the “Investors” caption and the “Corporate Governance” subcaption. Information relating to transactions in Medtronic securities by directors and officers is available through our website at www.medtronic.com under the "Investors" caption and the "Financial Information - SEC Filings" subcaption.
The information listed above may also be obtained upon request from the Medtronic Investor Relations Department, 710 Medtronic Parkway, Minneapolis (Fridley), MN 55432 USA.
We are not including the information on our website as a part of, or incorporating it by reference into, our Form 10-K.
Available Information
The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov. The Company files annual reports, quarterly reports, proxy statements, and other documents with the SEC under the Exchange Act. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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

PART I
Item 1. Business
Overview
Medtronic is the global leader in medical technology - alleviating pain, restoring health, and extending life for millions of people around the world. Medtronic was founded in 1949, incorporated as a Minnesota corporation in 1957, and today serves hospitals, physicians, clinicians, and patients in more than 140 countries worldwide. We remain committed to a mission written by our founder more than 50 years ago that directs us “to contribute to human welfare by the application of biomedical engineering in the research, design, manufacture, and sale of products to alleviate pain, restore health, and extend life.”
We currently function in two operating segments that manufacture and sell device-based medical therapies. Our operating segments are as follows:

•	Cardiac and Vascular Group

Cardiac Rhythm Disease Management (CRDM)

Coronary

Structural Heart

Endovascular

•	Restorative Therapies Group

Spine

Neuromodulation

Diabetes

Surgical Technologies
The chart above shows the net sales and percentage of total net sales contributed by each of our operating segments for the fiscal year ended April 26, 2013 (fiscal year 2013). For more information please see Note 19 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
The results of operations, assets, and liabilities of the Physio-Control business, which were previously presented as a component of the Cardiac and Vascular Group operating segment, are classified as discontinued operations. All information, including the chart above, in this “Item 1. Business” includes only results from continuing operations (excluding Physio-Control) for all periods presented, unless otherwise noted. For further information regarding discontinued operations, see Note 16 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
With innovation and market leadership, we have pioneered advances in medical technology in all of our businesses. Over the last five years, our net sales on a compounded annual growth basis have increased approximately 4 percent, from $14.256 billion in fiscal year 2009 to $16.590 billion in fiscal year 2013. Our commitment to enhance our offerings by developing and acquiring new products, wrap-around programs, and solutions to meet the needs of a broader set of stakeholders is driven by the following key imperatives:

•	Creating new therapies and technologies

•	Delivering clinical and economic value

•	Accelerating globalization

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
The following are the principal products offered by our CRDM business:
Implantable Cardiac Pacemakers (Pacemakers). A pacemaker is a battery-powered device implanted in the chest that delivers electrical impulses to treat bradycardia, a condition of abnormally slow heart rhythms, usually less than 60 beats per minute, or unsteady heart rhythms that cause symptoms such as dizziness, fainting, fatigue, and shortness of breath. Our latest generation of pacemaker systems is compatible with certain magnetic resonance imaging (MRI) machines. These include Advisa and the Revo MRI SureScan models, which have received U.S. Food and Drug Administration (U.S. FDA) approval, and the Advisa and Ensura MRI SureScan models which have received Conformité Européene (CE) Mark approval. We also continue to market the Adapta product family, which includes the Adapta, Versa, Sensia, and Relia models.
Implantable Cardioverter Defibrillators (ICDs). An ICD continually monitors the heart and delivers therapy when an abnormal heart rhythm, such as tachyarrhythmia, or rapid heart rhythm, occurs and leads to sudden cardiac arrest. Our latest generation of ICDs is the Evera portfolio which have increased battery longevity, advanced shock reduction technology, and a contoured shape with thin, smooth, edges that better fits inside the body. The Evera system is paired with the reliable Sprint Quattro Secure lead, the only defibrillator lead with 10 years of proven performance with active monitoring. In addition to Evera, devices in the ICD family include the Protecta XT/Protecta with SmartShock technology, including the Lead Integrity Alert (LIA), an exclusive technology designed to improve the detection of lead fractures, and the Cardia and Egida models. We also continue to market the Secura and Maximo II devices.
Implantable Cardiac Resynchronization Therapy Devices (CRT-Ds and CRT-Ps). Implantable cardiac resynchronization therapy devices are combined with defibrillation (CRT-D) or are pacing-only (CRT-P). These devices treat heart failure patients by altering the abnormal electrical sequence of cardiac contractions by sending tiny electrical impulses to the lower chambers of the heart to help them beat in a more synchronized fashion. Our latest generation of CRT-Ds is the Viva/Brava family which features a new algorithm, called AdaptivCRT, which improves heart failure patients' response rate to CRT-D therapy, as compared to historical CRT trials, by preserving the patients' normal heart rhythms and continuously adapting to individual patient needs. Other features of the Viva/Brava portfolio include Ensure CRT, which works to maximize CRT treatment, even during atrial fibrillation, SmartShock technology, increased battery longevity, and OptiVol 2.0 fluid status monitoring. We also recently received CE Mark approval for our Attain Performa quadripolar leads. Paired with our Viva/Brava Quad CRT-Ds, Attain Performa left-heart leads provide additional options for physicians as they navigate different patient anatomies, optimizing therapy based on the individual needs of heart failure patients. Our CRT-D devices also include the Protecta XT/Protecta with SmartShock technology. Our latest CRT-P devices are the Consulta and Syncra.
AF Products. AF is a condition in which the atrium quivers instead of pumping blood effectively. Our portfolio of AF products includes the Arctic Front Cardiac Cryoballoon System designed for pulmonary vein isolation in the treatment of patients with drug refractory paroxysmal AF. Additionally, we have a CE Mark approved Phased RF System, which includes a portfolio of anatomically-shaped ablation catheters that use duty cycled, phased radio frequency energy for the treatment of symptomatic paroxysmal persistent and long-standing persistent AF. We continue to work with the U.S. FDA towards bringing these products to the U.S. We also offer the Reveal XT Insertable Cardiac Monitor, which is designed to identify and quantify episodes of AF.
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
Patient Management Tools. We have a number of patient management tools, such as Patient Home Monitors, CareLink Express, Paceart, and CardioSight Service. CareLink Express is the latest advancement in the care of Medtronic cardiac device patients, enabling transmission of data from their pacemaker, ICD, CRT-D, or Insertable Cardiac Monitors using a portable monitor that is connected to a standard telephone line. Paceart organizes and archives data for cardiac devices from major device manufacturers, serving as the central hub for patients’ device data. CardioSight Service is an in-clinic data access tool available to physicians treating heart failure patients who have one of several types of Medtronic CRT-Ds or ICDs. Patient Home Monitors transfer data from pacemakers, ICDs, and CRT-Ds from patients' homes to a web-based system that their health care provider can view.
The charts below set forth net sales of our CRDM products as a percentage of our total net sales for each of the last three fiscal years:
Customers and Competitors
The primary medical specialists who use our CRDM products include electrophysiologists, implanting cardiologists, heart failure specialists, and cardiovascular surgeons. Our primary competitors in the CRDM business are St. Jude Medical, Inc. (St. Jude), Boston Scientific Corporation (Boston Scientific), Biotronik, Inc., and Sorin Group (Sorin).
Coronary
Coronary includes therapies to treat coronary artery disease (CAD) and hypertension. The products contained within this business include coronary stents and related delivery systems, including a broad line of balloon angioplasty catheters, guide catheters, guidewires, diagnostic catheters, and accessories.
The following are the principal products offered by our Coronary business:
Percutaneous Coronary Intervention (PCI). PCI encompasses a variety of procedures used to treat patients with CAD. CAD is commonly treated with balloon angioplasty, which is performed to open narrowed heart vessels by inserting a balloon catheter into the vessel and advancing it to the site of the blockage where it is inflated to widen the obstructed vessel. Balloon angioplasty can be followed up with a coronary stent, a support device which works as scaffolding to keep the vessel open following the intervention. Our PCI stent products include our Resolute Integrity, Resolute, and Endeavor drug-eluting stent systems as well as our Integrity, Driver, and Micro-Driver bare metal stent systems.
Renal Denervation. The Symplicity Catheter System is designed to treat chronic uncontrolled hypertension by delivering radio frequency energy through the renal artery walls to denervate the renal nerves, or ablate the nerves lining the renal arteries. This technology has received CE Mark approval and is available in select markets. The Company is currently conducting a U.S. IDE study (HTN-3) for U.S. approval and the HTN-Japan study for local approval as well.
The charts below set forth net sales of our Coronary products as a percentage of our total net sales for each of the last three fiscal years:

Customers and Competitors
The primary medical specialists who use our Coronary products are interventional cardiologists. Our primary competitors in the Coronary business are Abbott Laboratories (Abbott) and Boston Scientific.
Structural Heart
The Structural Heart business offers a comprehensive line of products and therapies to treat a variety of heart valve disorders. Our products include products for the repair and replacement of heart valves, perfusion systems, positioning and stabilization systems for beating heart revascularization surgery, and surgical ablation products.
The following are the principal products offered by our Structural Heart business:
Transcatheter Heart Valves. Transcatheter Heart Valve (TCV) technology represents a less invasive means to treat heart valve disease and is designed to allow physicians to deliver replacement valves via a catheter through the body’s cardiovascular system, eliminating the need to open the chest. Our TCVs include the CoreValve transfemoral aortic valve and Engager transapical aortic valves as well as the Melody pulmonary valve. Melody has received CE Mark approval and U.S. FDA approval under a Humanitarian Device Exemption (HDE). CoreValve and Engager have both received CE Mark approval and CoreValve is currently being clinically evaluated for U.S. approval.
Heart Valves. We offer a complete line of surgical valve replacement and repair products for damaged or diseased heart valves. Our replacement products include both tissue and mechanical valves. Our replacement tissue valve product offerings include the Mosaic bioprosthetic stented, Freestyle stentless, Hancock II stented, Enable sutureless tissue (CE Mark countries), and 3f Biological tissue valves. Our mechanical valves include the Open Pivot valve. Our valve repair products include the Duran Flexible and CG Future Band, CG Composite Annuloplasty Systems, Profile 3D Annuloplasty Ring, Simulus Ring portfolio, and Tri-Ad Annuloplasty Ring.
Arrested Heart Surgery. In conventional coronary artery bypass graft procedures and heart valve surgery, the patient’s heart is temporarily stopped, or arrested. The patient is placed on a circulatory support system that temporarily functions as the patient’s heart and lungs and provides blood flow to the body. We offer a complete line of blood-handling products that form this circulatory support system and maintain and monitor blood circulation and coagulation status, oxygen supply, and body temperature during arrested heart surgery. Recently, our Affinity Fusion oxygenation system received both CE Mark and U.S. FDA approval and is being launched globally. Affinity Fusion incorporates numerous innovations for patient safety and ease of use.
Beating Heart Surgery. To assist physicians performing beating heart surgery, we offer positioning and stabilization technologies. These technologies include our Starfish 2 and Urchin heart positioners, which are designed to work in concert with our family of Octopus tissue stabilizers.
Surgical Ablation. Our Cardioblate surgical ablation system, which includes the Cardioblate LP surgical ablation system, Cardioblate navigator tissue dissector, and Cardioblate Cryoflex system, allows cardiac surgeons to create ablation lines during cardiac surgery.
The charts below set forth net sales of our Structural Heart products as a percentage of our total net sales for each of the last three fiscal years:

Customers and Competitors
The primary medical specialists who use our Structural Heart products are cardiac surgeons and interventional cardiologists. Our primary competitors in the Structural Heart business are Edwards Lifesciences Corporation, St. Jude, Sorin, Maquet Medical Systems, which is part of the publicly-listed Swedish group of companies GETINGE AB, and Terumo Medical Corporation.
Endovascular
The Endovascular business is comprised of a comprehensive line of products and therapies to treat aortic disease (such as aneurysms, dissections, and transections) as well as peripheral vascular disease (PVD). Our products include endovascular stent graft systems, peripheral stent and angioplasty systems, and carotid embolic protection systems for the treatment of vascular disease outside the heart.
The following are the principal products offered by our Endovascular business:
Endovascular Stent Grafts. An endovascular stent graft is a minimally invasive device to treat aortic disease such as an aortic aneurysm, which is a weakened and bulging area in the aorta, the major blood vessel that feeds blood to the body. Our products are designed to treat aortic aneurysms in either the abdomen (AAA) or thoracic (TAA) regions of the aorta. Our product line includes a range of endovascular stent grafts and accessories including the market-leading Endurant II abdominal stent graft systems, and the Valiant Captivia thoracic stent graft systems.
Peripheral Vascular Intervention (PVI). PVI encompasses a variety of procedures to treat patients with PVD, a narrowing or blockage of vessels outside the heart which impedes blood supply to the brain, kidneys, legs, and other vital organs. Similar to CAD, PVD is commonly treated with balloon angioplasty which can be followed up with a peripheral stent. Our primary PVI products include percutaneous angioplasty balloons including the In Pact family of drug-eluting balloons, as well as stents such as the Complete SE Vascular Stent and the Assurant Cobalt Iliac Stent.
The charts below set forth net sales of our Endovascular products as a percentage of our total net sales for each of the last three fiscal years:
Customers and Competitors
The primary medical specialists who use our Endovascular products include interventional radiologists, vascular surgeons, cardiac surgeons, and interventional cardiologists. Our primary competitors in the Endovascular business are Cook, Inc., W. L. Gore & Associates, Inc., Endologix, Inc., Abbott, Boston Scientific, C.R. Bard, Inc., and Johnson & Johnson, Inc. (Johnson & Johnson).
RESTORATIVE THERAPIES GROUP
Spine
Our Spine business develops, manufactures, and markets a comprehensive line of medical devices and implants used in the treatment of the spine and musculoskeletal system. Our products and therapies treat a variety of conditions affecting the spine, including degenerative disc disease, spinal deformity, spinal tumors, fractures of the spine, and stenosis. Our Spine business also provides biologic solutions for the dental and orthopedic markets.
We offer some of the industry’s broadest lines of devices, including a wide range of sophisticated internal spinal stabilization devices, instruments, and biomaterials used in the treatment of spinal conditions. Our Spine products are used in spinal fusion of both the thoracolumbar region, referring to the mid to lower vertebrae, as well as of the cervical region, or upper spine and neck vertebrae. Products used to treat spinal conditions include rods, pedicle screws, hooks, plates, balloons, cement and interbody devices, as well as biologics products, primarily bone growth substitutes including bone graft extenders and structural allografts such as dowels and wedges. In concert with our Surgical Technologies business, we offer unique and highly differentiated navigation, neuromonitoring, and power technologies designed for spine procedures.
The following are the principal products offered by our Spine business:
Thoracolumbar Products. Products used to treat conditions in this region of the spine include the CD HORIZON SOLERA and LEGACY Systems, the TSRH 3Dx System, and the T2 Altitude System. In addition, Medtronic offers a number of products that facilitate less invasive thoracolumbar surgeries, including the CD HORIZON SOLERA SEXTANT and LONGITUDE Percutaneous Fixation Systems, the Direct Lateral Access System and corresponding CLYDESDALE Interbody Implant, Xpander II Balloon Kyphoplasty product for vertebral compression fractures, and the METRx System. Other products include AMT interbody implants, Powerease powered surgical instruments, and the NIM-ECLIPSE Spinal System.
Cervical Products. Products used to treat conditions in this region of the spine include the ATLANTIS VISION ELITE Anterior Cervical Plate System, the VERTEX SELECT Reconstruction System, and the PRESTIGE and BRYAN Cervical Artificial Discs.
Kanghui. China Kanghui Holdings (Kanghui), which was acquired on November 1, 2012, has a broad portfolio of trauma and spine products focused on the growing value segment in China and other emerging markets, and is beginning to expand into large-joint reconstruction.
Biologics Products. Products in our Biologics platform include INFUSE Bone Graft (InductOs in the European Union (EU)), which contains a recombinant human bone morphogenetic protein, rhBMP-2, for certain spinal, trauma, and oral maxillofacial applications, Demineralized Bone Matrix (DBM) products, including MagniFuse, Grafton/Grafton Plus, and PROGENIX, and the MASTERGRAFT family of synthetic bone graft products – Matrix, Putty, and Granules.
The charts below set forth net sales of our Spine products as a percentage of our total net sales for each of the last three fiscal years:
Customers and Competitors
The primary medical specialists who use our Spine products are spinal surgeons, orthopedic surgeons, neurosurgeons, and interventional radiologists. Competitors in this business include DePuySynthes, a Johnson & Johnson Company, Stryker Corporation (Stryker), NuVasive, Inc., Globus Medical, Inc., Zimmer Holdings, Inc. (Zimmer), Alphatec Holdings, Inc., Orthofix International N.V., Biomet, Inc., and over 200 smaller competitors and physician-owned distributorships.
Neuromodulation
Our Neuromodulation business includes implantable neurostimulation and targeted drug delivery systems for the management of chronic pain, common movement disorders, spasticity, and urologic and gastrointestinal disorders.
The following are the principal products offered by our Neuromodulation business:
Neurostimulation Systems for Chronic Pain. Neurostimulation therapy for chronic pain uses an implanted medical device, similar to a cardiac pacemaker, to deliver mild electrical impulses to the spinal cord, which act to block pain signals from the brain. We have the largest portfolio of neurostimulation systems in the industry, including rechargeable and non-rechargeable devices and a large selection of leads used to treat chronic back and/or limb pain. Our portfolio of products includes pain neurostimulation systems with SureScan MRI Technology (not currently available in the U.S.), the RestoreSensor (rechargeable), with our proprietary AdaptiveStim technology, as well as the RestoreULTRA (rechargeable), RestoreADVANCED (rechargeable), and PrimeADVANCED (non-rechargeable) neurostimulation systems.

Implantable Drug Infusion Systems. The SynchroMed II Implantable Infusion System delivers small quantities of drug directly into the intrathecal space surrounding the spinal cord. These devices are used to treat chronic, intractable pain and severe spasticity associated with cerebral palsy, multiple sclerosis, spinal cord and traumatic brain injuries, and stroke.
Deep Brain Stimulation (DBS) Systems. DBS uses a surgically implanted medical device, similar to a cardiac pacemaker, to deliver mild electrical pulses to precisely targeted areas in the brain. DBS is currently approved in many countries around the world for the treatment of the disabling symptoms of essential tremor, advanced Parkinson's disease, refractory epilepsy (outside the U.S.), severe, treatment-resistant obsessive-compulsive disorder (approved under an HDE in the U.S.), and chronic, intractable primary dystonia (approved under an HDE in the U.S.). Our family of Activa Neurostimulators for DBS includes Activa SC (single-channel primary cell), Activa PC (dual channel primary cell), and Activa RC (dual channel rechargeable).
Gastroenterology & Urology Systems. Sacral neuromodulation uses a surgically implanted medical device, similar to a cardiac pacemaker, called InterStim to help control the symptoms of overactive bladder, (non-obstructive) urinary retention, and chronic fecal incontinence. The InterStim system consists of a thin wire lead and cardiac pacemaker-like device called a neurostimulator. After a successful trial stimulation period, the system is implanted under the skin in the upper buttock and delivers mild electrical pulses to stimulate the sacral nerves, which are involved in the control of bladder and bowel function. Enterra Therapy is the only gastric electrical stimulation therapy approved in the U.S. (under an HDE), Europe, and Canada for use in the treatment of intractable nausea and vomiting associated with gastroparesis. The system, which contains a small neurostimulator and two leads, stimulates the smooth muscles of the lower stomach.
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
The primary medical specialists who use our gastroenterology and urology products are urologists, urogynecologists, gastroenterologists, and colorectal surgeons. Our primary competitors in this business are Allergan, Inc. and Urologix, Inc.
Diabetes
Our Diabetes business develops, manufactures, and markets advanced, integrated diabetes management solutions that include insulin pump therapy, continuous glucose monitoring (CGM) systems, and therapy management software.
The following are the principal products offered by our Diabetes business:
Integrated Diabetes Management Solutions. We have the only integrated insulin pump and CGM system in the U.S. Outside the U.S., we offer our Paradigm Veo System, an integrated system that includes a Low Glucose Suspend feature that automatically suspends insulin delivery when glucose levels become too low. The MiniMed Paradigm Veo System is labeled for use with Enlite, our next-gen 6-day CGM sensor that is more accurate and more comfortable than our previous generation Sof-Sensor. In the U.S., we offer the MiniMed Paradigm Revel System, which incorporates new CGM features including predictive alerts that can give early warning to people with diabetes so they can take action to prevent dangerous high or low glucose events.
Professional CGM. In addition to Personal CGM (Enlite), we offer physicians a Professional CGM product called the iPro2/iPro Professional CGM System. Physicians send patients home wearing the iPro2/iPro recorder to capture glucose data, which is later uploaded in a physician’s office to reveal glucose patterns and potential problems, including hyperglycemic and hypoglycemic episodes, which can lead to more informed treatment decisions.
CareLink Therapy Management Software. We offer web-based therapy management software solutions, including CareLink Personal software for patients and CareLink Pro software, to help patients and their health care providers control their diabetes.
The charts below set forth net sales of our Diabetes products as a percentage of our total net sales for each of the last three fiscal years:
Customers and Competitors
The primary medical specialists who use and/or prescribe our Diabetes products are endocrinologists, diabetologists, and internists. Our primary competitors in the Diabetes business are Johnson & Johnson, DexCom, Inc., Insulet Corporation, Roche Ltd, and Tandem Diabetes Care.
Surgical Technologies
Our Surgical Technologies business develops, manufactures, and markets products and therapies to treat diseases and conditions of the ear, nose, and throat (ENT) and certain neurological disorders. In addition, the business develops, manufactures, and markets image-guided surgery and intra-operative imaging systems that facilitate surgical planning during precision cranial, spinal, sinus, and orthopedic surgeries. Our Advanced Energy business includes products in the emerging field of advanced energy surgical incision technology, as well as the haemostatic sealing of soft tissue and bone.
The following are the principal products offered by our Surgical Technologies business:
ENT. The following products treat ENT diseases and conditions: NIM Nerve Monitoring Systems, Fusion ENT Navigation System, Hydrodebrider Endoscopic Sinus Irrigation System, Meniett Device for Meniere’s Disease, Pillar Procedure for Snoring and Sleep Apnea, and Repose System for Obstructive Sleep Apnea.
Neurosurgery. The following products treat certain neurological disorders and conditions: Midas Rex Spine Shaver, the Midas Rex MR7 Pneumatic Platform, the Midas Rex Legend EHS High Speed Surgical Drill, the Strata Family of Adjustable Valves for the treatment of Hydrocephalus, Duet External Drainage & Monitoring System, the IPC System, and the Subdural Evacuating Port System. The following Navigation products are used in cranial, spinal, sinus, and orthopedic surgeries: the StealthStation S7 Navigation and i7 Integrated Navigation Systems, the O-arm 2D/3D Surgical Imaging System, and the Polestar Surgical MRI System.
Advanced Energy. Our PEAK Surgery System is a tissue dissection system that consists of the PEAK PlasmaBlade and PULSAR Generator and is cleared for use in a variety of settings, including ENT, plastic reconstructive and general surgery. Our Aquamantys System uses patented Transcollation technology to provide haemostatic sealing of soft tissue and bone and is cleared for use in a variety of surgical procedures, including orthopedic surgery, spine, solid organ resection and thoracic procedures.

The charts below set forth net sales of our Surgical Technologies products as a percentage of our total net sales for each of the last three fiscal years:
Customers and Competitors
The primary customers for our products relating to ENT diseases and conditions are ENT surgeons and the hospitals and clinics where they perform surgery. Competitors in this part of our Surgical Technologies business include Gyrus ACMI (a group company of Olympus Corporation), Stryker, and Johnson & Johnson.
The primary customers for our neurosurgical products are neurosurgeons, spinal surgeons, and the hospitals and clinics where they perform surgery. Competitors include Johnson & Johnson, Stryker, Zimmer, and Integra LifeSciences Holdings Corporation. The primary customers for our image-guided surgery and intra-operative imaging systems are hospitals and clinics. Competitors include BrainLAB, Inc., Stryker, GE Healthcare, Siemens Medical Solutions USA, Inc., and Philips Medical Systems.
The primary customers for our advanced energy products are orthopedic surgeons, spinal surgeons, neurosurgeons, and the hospitals and clinics where they perform surgery. Competitors include Covidien Plc, Johnson & Johnson, and ArthroCare Corporation.
Research and Development
The markets in which we participate are subject to rapid technological advances. Constant improvement of products and introduction of new products is necessary to maintain market leadership. Our research and development (R&D) efforts are directed toward maintaining or achieving technological leadership in each of the markets we serve in order to help ensure that patients using our devices and therapies receive the most advanced and effective treatment possible. We remain committed to developing technological enhancements and new indications for existing products, and less invasive and new technologies for new and emerging markets to address unmet patient needs. That commitment leads to our initiation and participation in many clinical trials each fiscal year as the demand for clinical and economic evidence remains high. Furthermore, we expect our development activities to help reduce patient care costs and the length of hospital stays in the future. We have not engaged in significant customer or government-sponsored research.
During fiscal years 2013, 2012, and 2011, we spent $1.557 billion (9.4 percent of net sales), $1.490 billion (9.2 percent of net sales), and $1.472 billion (9.5 percent of net sales) on R&D, respectively. Our R&D activities include improving existing products and therapies, expanding their indications and applications for use, and developing new products. During fiscal year 2013, we have focused on optimizing innovation, including improving our R&D productivity. We have made efforts to reallocate resources into driving growth in emerging markets and in evidence generation for our growth platforms, and are assessing our R&D programs based on their ability to deliver economic value to the customer.
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
We expect to make future investments or acquisitions where we believe that we can stimulate the development of, or acquire new technologies and products to further, our strategic objectives, and strengthen our existing businesses. Mergers and acquisitions of medical technology companies are inherently risky and no assurance can be given that any of our previous or future acquisitions will be successful or will not materially adversely affect our consolidated results of operations, financial condition, and/or cash flows.
Fiscal Year 2013
On November 1, 2012, we acquired Kanghui. Kanghui is a Chinese manufacturer and distributor of orthopedic products in trauma, spine, and joint reconstruction. Total consideration for the transaction was approximately $816 million. The total value of the transaction, net of Kanghui's cash, was approximately $797 million.
Fiscal Year 2012
On August 31, 2011, we acquired Salient Surgical Technologies, Inc. (Salient). Salient develops and markets devices for haemostatic sealing of soft tissue and bone incorporating advanced energy technology. Salient’s devices are used in a variety of surgical procedures including orthopedic surgery, spine, open abdominal, and thoracic procedures. Total consideration for the transaction was approximately $497 million. We had previously invested in Salient and held an 8.9 percent ownership position in the company. In connection with the acquisition of Salient, we recognized a gain on our previously-held investment of $32 million, which was recorded within acquisition-related items in the consolidated statements of earnings in the second quarter of fiscal year 2012. Net of this ownership position, the transaction value was approximately $452 million.
On August 31, 2011, we acquired PEAK Surgical, Inc. (PEAK). PEAK develops and markets tissue dissection devices incorporating advanced energy technology. Total consideration for the transaction was approximately $113 million. We had previously invested in PEAK and held an 18.9 percent ownership position in the company. In connection with the acquisition of PEAK, we recognized a gain on our previously-held investment of $6 million, which was recorded within acquisition-related items in the consolidated statements of earnings in the second quarter of fiscal year 2012. Net of this ownership position, the transaction value was approximately $96 million.
Fiscal Year 2011
On January 13, 2011, we acquired privately-held Ardian, Inc. (Ardian). We had previously invested in Ardian and held an 11.3 percent ownership position. Ardian develops catheter-based therapies to treat uncontrolled hypertension and related conditions. Total consideration for the transaction was $1.020 billion which includes the estimated fair value of revenue-based contingent consideration of $212 million. The terms of the transaction included an upfront cash payment of $717 million, excluding our pro-rata share in Ardian, plus potential future commercial milestone payments equal to the annual revenue growth beginning in fiscal year 2012 through the end of our fiscal year 2015. We recognized a gain of $85 million on our previously-held investment, which was recorded within acquisition-related items in the consolidated statements of earnings in the third quarter of fiscal year 2011.
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
On June 2, 2010, we acquired substantially all of the assets of Axon Systems, Inc. (Axon), a privately-held company. Prior to the acquisition, we distributed a large portion of Axon’s products. This acquisition has helped us bring to market the next generation of surgeon-directed and professionally supported spinal and cranial neuromonitoring technologies, thereby expanding the availability of these technologies. Total consideration for the transaction, net of cash acquired, was $62 million, which included the settlement of existing Axon debt.
Patents and Licenses
We rely on a combination of patents, trademarks, copyrights, trade secrets, and non-disclosure and non-competition agreements to establish and protect our proprietary technology. We have filed and obtained numerous patents in the U.S. and abroad, and regularly file patent applications worldwide in our continuing effort to establish and protect our proprietary technology. U.S. patents typically have a 20-year term from the application date while patent protection outside the U.S. varies from country to country. In addition, we have entered into exclusive and non-exclusive licenses relating to a wide array of third-party technologies. We have also obtained certain trademarks and tradenames for our products to distinguish our genuine products from our competitors’ products, and we maintain certain details about our processes, products, and strategies as trade secrets. Our efforts to protect our intellectual property and avoid disputes over proprietary rights have included ongoing review of third-party patents and patent applications. For additional information see “Item 1A. Risk Factors” and Note 17 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
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
Competition and Industry
We compete in both the therapeutic and diagnostic medical markets in more than 140 countries throughout the world. These markets are characterized by rapid change resulting from technological advances and scientific discoveries. In the product lines in which we compete, we face a mixture of competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of products. In addition, we face competition from providers of alternative medical therapies such as pharmaceutical companies.
Major shifts in industry market share have occurred in connection with product problems, physician advisories, safety alerts, and publications about our products; reflecting the importance of product quality, product efficacy, and quality systems in the medical device industry. In addition, in the current environment of managed care, economically motivated customers, consolidation among health care providers, increased competition, and declining reimbursement rates, we have been increasingly required to compete on the basis of price. In order to continue to compete effectively, we must continue to create or acquire advanced technology, incorporate this technology into proprietary products, obtain regulatory approvals in a timely manner, maintain high-quality manufacturing processes, and successfully market these products.
Worldwide Operations
For financial reporting purposes, net sales and property, plant, and equipment attributable to significant geographic areas are presented in Note 19 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Impact of Business Outside of the U.S.
Our operations in countries outside the U.S. are accompanied by certain financial and other risks. Relationships with customers and effective terms of sale vary by country, often with longer-term receivables than are typical in the U.S. Foreign currency exchange rate fluctuations can affect revenues, net of expenses, and cash flows from operations outside the U.S. We use operational and economic hedges, as well as currency exchange rate derivative contracts to manage the impact of currency exchange rate changes on earnings and cash flow. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 9 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. In addition, the repatriation of certain earnings of subsidiaries outside the U.S. may result in substantial U.S. tax cost.
Production and Availability of Raw Materials
We manufacture most of our products at 43 manufacturing facilities located in various countries throughout the world. The largest of these manufacturing facilities are located in Arizona, California, Colorado, Connecticut, Florida, Indiana, Massachusetts, Minnesota, New Jersey, Texas, Puerto Rico, Canada, France, Ireland, Italy, Mexico, The Netherlands, The People's Republic of China, Singapore, and Switzerland. We purchase many of the components and raw materials used in manufacturing these products from numerous suppliers in various countries. For reasons of quality assurance, sole source availability, or cost effectiveness, certain components and raw materials are available only from a sole supplier. We work closely with our suppliers to help ensure continuity of supply while maintaining high quality and reliability. Due to the U.S. FDA’s requirements regarding manufacturing of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. Generally, we have been able to obtain adequate supplies of such raw materials and components. However, a sudden or unexpected reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our operations. Moreover, pursuant to the conflict minerals requirements promulgated by the SEC as a part of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), we are required to report on the source of any conflict minerals used in our products, as well as the process we use to determine the source of such minerals. These new requirements have required, and will continue to require, due diligence efforts for the 2013 calendar year, with annual disclosure beginning in May 2014. We will incur expenses as we work with our suppliers to evaluate the source of any conflict minerals in our products, and compliance with these requirements could adversely affect the sourcing, supply, and pricing of our raw materials.
Working Capital Practices
Our goal is to carry sufficient levels of inventory to ensure adequate supply of raw materials from suppliers and meet the product delivery needs of our customers. We also provide payment terms to customers in the normal course of business and rights to return product under warranty to meet the operational demands of our customers.
Employees
On April 26, 2013, we employed more than 46,000 employees (including full-time equivalent employees). Our employees are vital to our success. We believe we have been successful in attracting and retaining qualified personnel in a highly competitive labor market due to our competitive compensation and benefits, and our rewarding work environment.
Seasonality
Worldwide sales, including U.S. sales, do not reflect any significant degree of seasonality; however, the number of procedures is generally lower during summer months, due to summer vacation schedules in the northern hemisphere, particularly in European countries.
Government Regulation and Other Considerations
Our medical devices are subject to regulation by numerous government agencies, including the U.S. FDA and similar agencies outside the U.S. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our medical devices.
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

The second, more rigorous process, known as pre-market approval (PMA), requires us to independently demonstrate that the new medical device is safe and effective. We do this by collecting data regarding design, materials, bench and animal testing, and human clinical data for the medical device. The U.S. FDA will authorize commercial distribution if it determines there is reasonable assurance that the medical device is safe and effective. This determination is based on the benefit outweighing the risk for the population intended to be treated with the device. This process is much more detailed, time-consuming, and expensive than the 510(k) process. A third, seldom used, process for approval exists for humanitarian use devices, intended for patient populations of less than 4,000 patients per year in the U.S. This exemption is similar to the PMA process; however, a full showing of product effectiveness from large clinical trials is not required. The threshold for approving these products is probable benefit and safety.
Both before and after a product is commercially released, we have ongoing responsibilities under U.S. FDA regulations. The U.S. FDA reviews design and manufacturing practices, labeling and record keeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices. We are also subject to periodic inspection by the U.S. FDA for compliance with the U.S. FDA’s quality system regulations, which govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, and servicing of all finished medical devices intended for human use. In addition, the U.S. FDA and other U.S. regulatory bodies (including the Federal Trade Commission, the Office of the Inspector General of the Department of Health and Human Services, the Department of Justice (DOJ), and various state Attorneys General) monitor the manner in which we promote and advertise our products. Although surgeons are permitted to use their medical judgment to employ medical devices for indications other than those cleared or approved by the U.S. FDA, we are prohibited from promoting products for such “off-label” uses, and can only market our products for cleared or approved uses. If the U.S. FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the U.S. FDA could require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health, order a recall, repair, replacement, or refund of such devices, detain or seize adulterated or misbranded medical devices, or ban such medical devices. The U.S. FDA may also impose operating restrictions, enjoin and/or restrain certain conduct resulting in violations of applicable law pertaining to medical devices, including a hold on approving new devices until issues are resolved to its satisfaction, and assess civil or criminal penalties against our officers, employees, or us. The U.S. FDA may also recommend prosecution to the DOJ. Conduct giving rise to civil or criminal penalties may also form the basis for private civil litigation by third-party payers or other persons allegedly harmed by our conduct.
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
Federal and state laws protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by health care providers. In particular, in April 2003, the U.S. Department of Health and Human Services (HHS) published patient privacy rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and, in April 2005, published security rules for protected health information. The HIPAA privacy and security rules govern the use, disclosure, and security of protected health information by “Covered Entities,” which are health care providers that submit electronic claims, health plans, and health care clearinghouses. In 2009, Congress passed the HITECH Act, which modified certain provisions of the HIPAA privacy and security rules for Covered Entities and their Business Associates (which is anyone that performs a service on behalf of a Covered Entity involving the use or disclosure of protected health information and is not a member of the Covered Entity’s workforce). These included directing HHS to publish more specific security standards, and increasing breach notification requirements, as well as tightening certain aspects of the privacy rules. HHS published the final versions of these new rules in January of 2013, and Covered Entities and Business Associates are expected to be in compliance by September of 2013. In addition, the HITECH Act provided that Business Associates will now be subject to the same security requirements as Covered Entities, and that with regard to both the security and privacy rule, Business Associates will be subject to direct enforcement by HHS, including civil and criminal liability, just as Covered Entities are. In the past, HIPAA has generally affected us indirectly. Medtronic is generally not a Covered Entity, except for a few units such as our Diabetes business and our health insurance plans. Medtronic only operates as a Business Associate to Covered Entities in a limited number of instances. In those cases, the patient data that we receive and analyze may include protected health information. We are committed to maintaining the security and privacy of patients’ health information and believe that we meet the expectations of the HIPAA rules. Some modifications to our systems and policies may be necessary, but the framework is already in place. However, the potential for enforcement action against us is now greater, as HHS can take action directly against Business Associates. Thus, while we believe we are and will be in substantial compliance with HIPAA standards, there is no guarantee that the government will not disagree. Enforcement actions can be costly and interrupt regular operations of our business. Nonetheless, these requirements affect a limited subset of our business. We believe the ongoing costs and impacts of assuring compliance with the HIPAA privacy and security rules are not material to our business. We are also impacted by the privacy requirements of countries outside the U.S. Privacy standards in Europe and Asia are becoming increasingly strict. Enforcement action and financial penalties related to privacy in the EU are growing, and new laws and restrictions are being passed. The management of cross border transfers of information among and outside of EU member countries is becoming more complex, which may complicate our clinical research activities, as well as product offerings that involve transmission or use of clinical data. We will continue our efforts to comply with those requirements and to adapt our business processes to the standards.
Government and private sector initiatives to limit the growth of health care costs, including price regulation, competitive pricing, bidding and tender mechanics, coverage and payment policies, comparative effectiveness of therapies, technology assessments, and managed-care arrangements, are continuing in many countries where we do business, including the U.S. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical devices and therapies. Government programs, including Medicare and Medicaid, private health care insurance, and managed-care plans have attempted to control costs by limiting the amount of reimbursement they will pay for particular procedures or treatments, tying reimbursement to outcomes, and other mechanisms designed to constrain utilization and contain costs. Hospitals, which purchase implants, are also seeking to reduce costs through a variety of mechanisms, including, for example, gainsharing, where a hospital agrees with physicians to share any realized cost savings resulting from the physicians’ collective change in practice patterns such as standardization of devices where medically appropriate. This has created an increasing level of price sensitivity among customers for our products. Some third-party payers must also approve coverage for new or innovative devices or therapies before they will reimburse health care providers who use the medical devices or therapies. Even though a new medical device may have been cleared for commercial distribution, we may find limited demand for the device until reimbursement approval has been obtained from governmental and private third-party payers. In addition, some private third-party payers require that certain procedures or that the use of certain products be authorized in advance as a condition of reimbursement. As a result of our manufacturing efficiencies and cost controls, we believe we are well-positioned to respond to changes resulting from the worldwide trend toward cost-containment; however, uncertainty remains as to the nature of any future legislation, making it difficult for us to predict the potential impact of cost-containment trends on future operating results.
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
We operate in an industry characterized by extensive patent litigation. Patent litigation can result in significant damage awards and injunctions that could prevent the manufacture and sale of affected products or result in significant royalty payments in order to continue selling the products. At any given time, we are involved as both a plaintiff and a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time. While it is not possible to predict the outcome of patent litigation incidents to our business, we believe the costs associated with this type of litigation could have a material adverse impact on our consolidated results of operations, financial position, or cash flows. For additional information, see “Item 1A. Risk Factors” and Note 17 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
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
We have elected to self-insure most of our insurable risks. We made this decision based on conditions in the insurance marketplace that have led to increasingly higher levels of self-insurance retentions, increasing numbers of coverage limitations, and dramatically higher insurance premium rates. We maintain a directors and officers insurance policy providing limited coverage and we continue to monitor the insurance marketplace to evaluate the value to us of obtaining insurance coverage for other categories of losses in the future. While, based on historical loss trends, we believe that our self-insurance program accruals and our existing insurance coverage will be adequate to cover future losses. Historical trends, however, may not be indicative of future losses. The absence of third-party insurance coverage for other categories of losses increases our exposure to unanticipated claims and these losses could have a material adverse impact on our consolidated earnings, financial condition and/or cash flows.
Section 13(r) of the Securities Exchange Act of 1934, as amended
Under Section 13(r) of the Securities Exchange Act of 1934, as amended, the Company is required to include certain disclosures in its periodic reports if the Company or any of its affiliates knowingly engaged in certain specified activities during fiscal year 2013.
As of October 9, 2012, all of Medtronic's business dealings with Iran (including business conducted by non-U.S. affiliates) have been conducted pursuant to general or specific licenses issued by the U.S. Treasury Department's Office of Foreign Assets Controls (OFAC). Medtronic and its affiliates plan to continue their existing activities and operations with Iran in accordance with such general or specific licenses.
In October 2012, the U.S. sanctions against Iran were extended to entities owned or controlled by U.S. persons. Prior to such time, it was permissible under U.S. law for independent non-U.S. subsidiaries of U.S. companies to engage in sales to Iranian customers under certain limited circumstances without the need for OFAC authorization. In accordance with these requirements, and without the involvement of U.S. persons, certain of Medtronic's non‑U.S. subsidiaries engaged in lawful sales to Iran during the first two quarters of fiscal year 2013 from its CRDM, Coronary, Structural Heart, Endovascular, Spine, Neuromodulation, Diabetes, and Surgical Technologies businesses. Other sales to or for Iranian customers during the first two quarters of fiscal year 2013 were undertaken pursuant to specific licenses issued by OFAC. The Iranian sales were generally conducted through distributors, some of whose customers included public hospitals which may be owned or controlled directly or indirectly by the Iranian government. Certain of these sales were also made to a non-governmental entity which sells to the Iranian Ministry of Health. All activities by the Company and its non-U.S. subsidiaries with entities in Iran, including certain governmental entities, in the first two quarters of fiscal year 2013 resulted in approximately $25 million in gross revenue and approximately $16 million in net profits (excluding selling, general, and administrative expenses and allocations).
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
Omar Ishrak, age 57, has been Chairman and Chief Executive Officer of Medtronic since June 2011. Prior to joining Medtronic, Mr. Ishrak served as President and Chief Executive Officer of GE Healthcare Systems, a division of GE Healthcare, from 2009 to 2011. Before that, Mr. Ishrak was President and Chief Executive Officer of GE Healthcare Clinical Systems from 2005 to 2008 and President and Chief Executive Officer of GE Healthcare Ultrasound and BMD from 1995 to 2004.
Michael J. Coyle, age 50, has been Executive Vice President and Group President, Cardiac and Vascular Group since December 2009. Prior to that, he served as President of the Cardiac Rhythm Management division at St. Jude from 2001 to 2007, and prior positions included serving St. Jude as President of the company’s Daig Catheter division and numerous leadership positions at Eli Lilly & Company.
H. James Dallas, age 54, is a Senior Vice President of the Company. On May 1, 2013, he announced his retirement, effective September 2, 2013. In April 2008, he was named Senior Vice President, Quality and Operations. Prior to that, he was Senior Vice President and Chief Information Officer of Medtronic from April 2006 to April 2008. Before joining Medtronic, he held several executive positions at Georgia Pacific Corporation. Mr. Dallas is a member of the board of directors of KeyCorp.
Gary L. Ellis, age 56, has been Senior Vice President and Chief Financial Officer since May 2005. Prior to that, he was Vice President, Corporate Controller and Treasurer since October 1999 and Vice President and Corporate Controller from August 1994 to October 1999. Mr. Ellis joined Medtronic in 1989 as Assistant Corporate Controller and was promoted to Vice President of Finance for Medtronic Europe in 1992, until being named as Corporate Controller in 1994. Mr. Ellis is a member of the board of directors of The Toro Company and past chairman of the American Heart Association.
D. Cameron Findlay, age 53, has been Senior Vice President, General Counsel and Corporate Secretary since August 2009. Prior to that, Mr. Findlay was Executive Vice President and General Counsel of Aon Corporation from August 2003 to June 2009. Prior to joining Aon, Mr. Findlay served as the U.S. Deputy Secretary of Labor. Before joining the Labor Department in June 2001, Mr. Findlay was a partner at the law firm now known as Sidley Austin LLP. Before that, he served in the White House as an aide to U.S. President George H. W. Bush.
Richard Kuntz, M.D., age 56, has been Senior Vice President and Chief Scientific, Clinical and Regulatory Officer since August 2009. Prior to that, he was Senior Vice President and President, Neuromodulation from October 2005 to August 2009; and prior to that, he was an interventional cardiologist and Chief of the Division of Clinical Biometrics at Brigham and Women’s Hospital and Associate Professor of Medicine and Chief Scientific Officer of the Harvard Clinical Research Institute. Mr. Kuntz is a member of the board of directors of Tengion, Inc.
Geoffrey S. Martha, age 43, has been Senior Vice President of Strategy and Business Development since August 2011. Prior to joining Medtronic, he served as Managing Director of Business Development at GE Healthcare from April 2007 to July 2011; General Manager for GE Capital Technology Finance Services from November 2003 to March 2007, Senior Vice President, Business Development for GE Capital Vendor Financial Services from February 2002 to October 2003; General Manager for GE Capital Colonial Pacific Leasing from February 2001 to January 2002; and Vice President, Business Development for Potomac Federal, the GE Capital federal financing investment bank from May 1998 to January 2001.
Christopher J. O’Connell, age 46, has been Executive Vice President and Group President, Restorative Therapies Group since August 2009. Prior to that, he was Senior Vice President and President, Diabetes from October 2006 to August 2009, President of Medtronic’s Emergency Response Systems division from May 2005 to October 2006, and Vice President of Sales and Marketing of Medtronic’s Cardiac Rhythm Disease Management division from November 2001 to May 2005. Mr. O’Connell has served in various management positions since joining the Company in 1994.
Catherine Szyman, age 46, has been Senior Vice President and Group President of Medtronic Diabetes since November 2012. Prior to that, she was Senior Vice President and President, Diabetes from August 2009 to November 2012; Senior Vice President,

Strategy and Innovation from April 2008 to August 2009; and Vice President and General Manager of Endovascular Innovations, part of the CardioVascular business unit, from October 2004 to April 2008. From 1991 to 2004, she held numerous management and leadership roles at Medtronic, including Vice President of Corporate Strategy and Vice President of Finance for the Vascular business.
Item 1A. Risk Factors
Investing in Medtronic involves a variety of risks and uncertainties, known and unknown, including, among others, those discussed below.
The medical device industry is highly competitive and we may be unable to compete effectively.
We compete in both the therapeutic and diagnostic medical markets in more than 140 countries throughout the world. These markets are characterized by rapid change resulting from technological advances and scientific discoveries. In the product lines in which we compete, we face a mixture of competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of niche products. Development by other companies of new or improved products, processes, or technologies may make our products or proposed products less competitive. In addition, we face competition from providers of alternative medical therapies such as pharmaceutical companies. Competitive factors include:

•	product reliability,

•	product performance,

•	product technology,

•	product quality,

•	breadth of product lines,

•	product services,

•	customer support,

•	price, and

•	reimbursement approval from health care insurance providers.
Major shifts in industry market share have occurred in connection with product problems, physician advisories, safety alerts, and publications about our products; reflecting the importance of product quality, product efficacy, and quality systems in the medical device industry. In the current environment of managed care, consolidation among health care providers, increased competition, and declining reimbursement rates, we have been increasingly required to compete on the basis of price. In order to continue to compete effectively, we must continue to create, invest in, or acquire advanced technology, incorporate this technology into our proprietary products, obtain regulatory approvals in a timely manner, and manufacture and successfully market our products. Given these factors, we cannot guarantee that we will be able to continue our level of success in the industry.
Reduction or interruption in supply and an inability to develop alternative sources for supply may adversely affect our manufacturing operations and related product sales.
We manufacture most of our products at 43 manufacturing facilities located throughout the world. We purchase many of the components and raw materials used in manufacturing these products from numerous suppliers in various countries. Generally we have been able to obtain adequate supplies of such raw materials and components. However, for reasons of quality assurance, cost effectiveness, or availability, we procure certain components and raw materials from a sole supplier. We work closely with our suppliers to try to ensure continuity of supply while maintaining high quality and reliability. However, we cannot guarantee that these efforts will be successful. In addition, due to the stringent regulations and requirements of the U.S. FDA regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture our products in a timely or cost-effective manner and to make our related product sales. Moreover, pursuant to the conflict minerals requirements promulgated by the SEC as a part of Dodd-Frank, we are required to report on the source of any conflict minerals used in our products, as well as the process we use to determine the source of such materials. We will incur expenses as we work with our suppliers to evaluate the source of any conflict minerals in our products, and compliance with these requirements could adversely affect the sourcing, supply, and pricing of our raw materials.
Our industry is experiencing greater scrutiny and regulation by governmental authorities, which may lead to greater regulation in the future.
Our medical devices and our business activities are subject to rigorous regulation, including by the U.S. FDA, DOJ, and numerous other federal, state, and foreign governmental authorities. These authorities and members of Congress have been increasing their scrutiny of our industry. For example, we have received inquiries from members of Congress and other government agencies regarding a variety of matters. In addition, certain state governments and the federal government have enacted legislation aimed at increasing transparency of our interactions with health care providers. As a result, we are required by law to disclose payments and other transfers of value to health care providers licensed by certain states and, starting with payments or other transfers of value made on or after August 1, 2013, to all U.S. physicians and U.S. teaching hospitals at the federal level. Any failure to comply with these legal and regulatory requirements could impact our business. In addition, we may continue to devote substantial additional time and financial resources to further develop and implement policies, systems, and processes to comply with enhanced legal and regulatory requirements, which may also impact our business. We anticipate that governmental authorities will continue to scrutinize our industry closely, and that additional regulation may increase compliance and legal costs, exposure to litigation, and other adverse effects to our operations.
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
In addition, device manufacturers are permitted to promote products solely for the uses and indications set forth in the approved product labeling. A number of enforcement actions have been taken against manufacturers that promote products for “off-label” uses, including actions alleging that federal health care program reimbursement of products promoted for “off-label” uses are false and fraudulent claims to the government. The failure to comply with “off-label” promotion restrictions can result in significant administrative obligations and costs, and potential penalties from, and/or agreements with, the federal government.
Pursuant to Dodd-Frank, the SEC promulgated final rules regarding disclosure of the use of certain minerals, known as "conflict minerals": tantalum, tin, and tungsten (or their ores) and gold; which are mined from the Democratic Republic of the Congo and adjoining countries. Under the rules, we will also be required to disclose the procedures we employ to determine the sourcing of such minerals and metals produced from those minerals. These new requirements will require due diligence efforts for the 2013 calendar year, with initial disclosure requirements effective in May 2014. There will be associated costs complying with these disclosure requirements, including for diligence in regards to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. We cannot be sure that we will be able to obtain the necessary information on conflict minerals from our suppliers or that we will be able to determine that all of our products are conflict free. As a result, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement.

Foreign governmental regulations have become increasingly stringent and more common, and we may become subject to more rigorous regulation by foreign governmental authorities in the future. Penalties for a company’s non-compliance with foreign governmental regulation could be severe, including revocation or suspension of a company’s business license and criminal sanctions. Any domestic or foreign governmental law or regulation imposed in the future may have a material adverse effect on us. Our worldwide operations are also required to comply with the U.S. Foreign Corrupt Practices Act (FCPA) and similar anti-bribery laws in other jurisdictions and with U.S. and foreign export control, trade embargo and customs laws. If we fail to comply with them, we could suffer civil and/or criminal sanctions.
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
We are substantially dependent on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to our rights or the rights of others may result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, or prohibit us from enforcing our patent and other proprietary rights against others.
We operate in an industry characterized by extensive patent litigation. Patent litigation against us can result in significant damage awards and injunctions that could prevent our manufacture and sale of affected products or require us to pay significant royalties in order to continue to manufacture or sell affected products. At any given time, we are generally involved as both a plaintiff and a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time. While it is not possible to predict the outcome of patent litigation, we believe the results associated with any such litigation could result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, or prohibit us from enforcing our patent and proprietary rights against others, which would generally have a material adverse impact on our consolidated earnings, financial condition, and/or cash flows.
We rely on a combination of patents, trade secrets, and non-disclosure and non-competition agreements to protect our proprietary intellectual property, and we will continue to do so. While we intend to defend against any threats to our intellectual property, these patents, trade secrets, or other agreements may not adequately protect our intellectual property. Further, pending patent applications owned by us may not result in patents being issued to us, patents issued to or licensed by us in the past or in the future may be challenged or circumvented by competitors and such patents may be found invalid, unenforceable or insufficiently broad to protect our technology or to provide us with any competitive advantage. Third parties could obtain patents that may require us to negotiate licenses to conduct our business, and the required licenses may not be available on reasonable terms or at all. We also rely on non-disclosure and non-competition agreements with certain employees, consultants, and other parties to protect, in part, trade secrets and other proprietary rights. We cannot be certain that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information, or that third parties will not otherwise gain access to our trade secrets or proprietary knowledge.
In addition, the laws of certain countries in which we market some of our products do not protect our intellectual property rights to the same extent as the laws of the United States. If we are unable to protect our intellectual property in these countries, it could have a material adverse effect on our business, financial condition or results of operations.
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
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010. Certain provisions of the law will not be effective for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impacts will be from the law. The legislation imposes significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales commencing in January 2013. Under the legislation, the total cost to the medical device industry is expected to be approximately $20 billion over 10 years. We expect the new tax will materially and adversely affect our business, cash flows and results of operations. We currently estimate that our annual excise tax fee will be within the range of $100 to $150 million pre-tax. The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what negative unintended consequences these provisions will have on patient access to new technologies. The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the law includes a reduction in the annual rate of inflation for Medicare payments to hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014. We cannot predict what health care programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.
Our self-insurance program may not be adequate to cover future losses.
We have elected to self-insure most of our insurable risks. We made this decision based on conditions in the insurance marketplace that have led to increasingly higher levels of self-insurance retentions, increasing numbers of coverage limitations, and dramatically higher insurance premium rates. We maintain a directors and officers policy providing limited coverage and continue to monitor the insurance marketplace to evaluate the value to us of obtaining insurance coverage for other categories of losses in the future. While based on historical loss trends we believe that our self-insurance program accruals and our existing insurance coverage will be adequate to cover future losses, we cannot guarantee that this will remain true. Historical trends may not be indicative of future losses. The fact that we don't maintain third-party insurance coverage for all categories of losses increases our exposure to unanticipated claims and these losses could have a material adverse impact on our consolidated earnings, financial condition, and/or cash flows.

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
Since fiscal year 2008, the global economy has been impacted by the sequential effects of an ongoing global financial crisis. This global financial crisis, including the European sovereign debt crisis, has caused extreme disruption in the financial markets, including severely diminished liquidity and credit availability. There can be no assurance that there will not be further deterioration in the global economy. Our customers and vendors may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. As with our customers and vendors, these economic conditions make it more difficult for us to accurately forecast and plan our future business activities. In addition, a significant amount of our trade receivables are with national health care systems in many countries (including, but not limited to, Greece, Ireland, Portugal, and Spain). Repayment of these receivables is dependent upon the financial stability of the economies of those countries. In light of the current economic state of many countries outside the U.S., we continue to monitor their creditworthiness. Failure to receive payment of all or a significant portion of these receivables could adversely affect our results of operations. Further, there are concerns for the overall stability and suitability of the Euro as a single currency, given the economic and political challenges facing individual Eurozone countries. Continuing deterioration in the creditworthiness of the Eurozone countries, the withdrawal of one or more member countries from the EU, or the failure of the Euro as a common European currency could adversely affect our revenues, financial condition or results of operations.
We are subject to a variety of market and financial risks due to our international operations that could adversely affect those operations or our profitability and operating results.
Our operations in countries outside the U.S., which accounted for 45 percent of our net sales for the fiscal year ended April 26, 2013, are accompanied by certain financial and other risks. We intend to continue to pursue growth opportunities in sales outside the U.S., especially in emerging markets, which could expose us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

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
In addition to market and financial risks, our profitability and international operations are, and will continue to be, subject to risks relating to changes in foreign medical reimbursement programs and policies and changes in foreign legal and regulatory requirements. In addition, our international operations are governed by various U.S. laws and regulations, including FCPA and other similar laws that prohibit us and our business partners from making improper payments or offers of payment to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. Global enforcement of anti-corruption laws has increased substantially in recent years, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by U.S. and foreign governmental agencies, and assessment of significant fines and penalties against companies and individuals. Our international operations create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents, or distributors, because these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents, or distributors may engage in conduct for which we might be held responsible. Any alleged or actual violations of these regulations may subject us to government scrutiny, severe criminal or civil sanctions and other liabilities, including exclusion from government contracting, and could negatively affect our business, reputation, operating results, and financial condition. In addition, the government may seek to hold us liable for successor liability FCPA violations committed by any companies in which we invest or that we acquire.
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
As part of our strategy to develop and identify new products and technologies, we have made several acquisitions in recent years and may make additional acquisitions in the future. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing, and finance. These efforts result in additional expenses and involve significant amounts of management’s time that cannot then be dedicated to other projects. Our failure to manage and coordinate the growth of the combined company successfully could also have an adverse impact on our business. In addition, we cannot be certain that the businesses we acquire will become profitable or remain so. If our acquisitions are not successful, we may record unexpected impairment charges. Factors that will affect the success of our acquisitions include:

•	the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies,

•	adverse developments arising out of investigations by governmental entities of the business practices of acquired companies, including potential liability imposed by FCPA,

•	any decrease in customer loyalty and product orders caused by dissatisfaction with the combined companies’ product lines and sales and marketing practices, including price increases,

•	our ability to retain key employees, and

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
We are subject to income taxes as well as non-income based taxes, in both the U.S. and various jurisdictions outside the U.S. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our consolidated earnings and financial condition. Additionally, changes in tax laws or tax rulings could materially impact our effective tax rate. For example, recent legislation imposed on medical device manufacturers a 2.3 percent excise tax on U.S. sales of medical devices beginning in January 2013. Proposals for fundamental U.S. corporate tax reform, if enacted, could have a material impact on our future results of operations.
We are increasingly dependent on sophisticated information technology and if we fail to properly maintain the integrity of our data or if our products do not operate as intended, our business could be materially affected.
We are increasingly dependent on sophisticated information technology for its products and infrastructure. As a result of technology initiatives, recently enacted regulations, changes in our system platforms and integration of new business acquisitions, we have been consolidating and integrating the number of systems we operate and have upgraded and expanded our information systems capabilities. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect patient and customer information, and changing customer patterns. In addition, third parties may attempt to hack into our products or systems and may obtain data relating to patients with our products or the Company’s proprietary information. If we fail to maintain or protect our information systems and data integrity effectively, we could lose existing customers, have difficulty attracting new customers, have problems in determining product cost estimates and establishing appropriate pricing, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, physicians, and other health care professionals, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences. There can be no assurance that our process of consolidating the number of systems we operate, upgrading and expanding our information systems capabilities, protecting and enhancing our systems and developing new systems to keep pace with continuing changes in information processing technology will be successful or that additional systems issues will not arise in the future. Any significant breakdown, intrusion, interruption, corruption, or destruction of these systems, as well as any data breaches, could have a material adverse effect on our business.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal offices are owned by us and located in the Minneapolis, Minnesota metropolitan area. Manufacturing or research facilities are located in Arizona, California, Colorado, Connecticut, Florida, Indiana, Massachusetts, Michigan, Minnesota, New Jersey, Tennessee, Texas, Puerto Rico, Canada, Denmark, France, Germany, Ireland, Israel, Italy, Mexico, The Netherlands, The People's Republic of China, Singapore, and Switzerland. Our total manufacturing and research space is approximately 4.5 million square feet. Approximately 35 percent of the manufacturing or research facilities are owned by us and the balance is leased.
We also maintain sales and administrative offices in the U.S. at approximately 40 locations in 28 states or jurisdictions and outside the U.S. at approximately 116 locations in 48 countries. Most of these locations are leased. We are using substantially all of our currently available productive space to develop, manufacture, and market our products. Our facilities are in good operating condition, suitable for their respective uses, and adequate for current needs.
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
In June 2011, the Company’s Board of Directors authorized the repurchase of 75 million shares of the Company’s common stock. As of April 26, 2013, the Company had used 47.8 million of the 75 million shares authorized under the June 2011 repurchase program. In June 2013, the Company's Board of Directors authorized the repurchase of an additional 80 million shares of the Company's common stock. As authorized by the Board of Directors our program expires when its total number of authorized shares has been repurchased.
Medtronic did not repurchase any shares during the fourth quarter of fiscal year 2013.
On June 21, 2013, there were approximately 47,450 shareholders of record of the Company’s common stock. Cash dividends declared and paid totaled 26.00 cents per share for each quarter of fiscal year 2013 and 24.25 cents per share for each quarter of fiscal year 2012. The following prices are the high and low market sales quotations per share of the Company’s common stock for the quarters indicated:

Fiscal	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013 High	$39.17	$44.79	$46.49	$47.98
2013 Low	35.67	38.53	40.28	43.51
2012 High	43.33	36.36	40.16	40.78
2012 Low	35.55	30.18	33.11	36.88

Stock Performance Graph
The following graph compares the cumulative total shareholder return on Medtronic’s common stock with the cumulative total shareholder return on the Standard & Poor’s (S&P) 500 Index and the S&P 500 Health Care Equipment Index for the last five fiscal years. The graph assumes that $100 was invested at market close on April 25, 2008 in Medtronic’s common stock, the S&P 500 Index, and the S&P 500 Health Care Equipment Index and that all dividends were reinvested.

Company/Index	April 2008	April 2009	April 2010	April 2011	April 2012	April 2013
Medtronic, Inc.	$100.00	$61.05	$92.08	$90.18	$83.58	$105.33
S&P 500 Index	100.00	63.63	89.02	104.35	109.74	126.55
S&P 500 Health Care Equipment Index	100.00	68.13	90.01	100.09	97.54	113.09

Item 6. Selected Financial Data

	Fiscal Year
	2013	2012	2011	2010	2009
(in millions, except per share data and additional information)
Operating Results for the Fiscal Year:
Net sales	$16,590	$16,184	$15,508	$15,392	$14,256
Cost of products sold	4,126	3,889	3,700	3,582	3,315
Gross margin percentage	75.1%	76.0%	76.1%	76.7%	76.7%
Research and development expense	$1,557	$1,490	$1,472	$1,424	$1,316
Selling, general, and administrative expense	5,698	5,623	5,427	5,282	5,022
Special charges	—	—	—	—	100
Restructuring charges, net	172	87	259	50	120
Certain litigation charges, net	245	90	245	374	714
Acquisition-related items	(49)	12	14	23	621
Amortization of intangible assets	331	335	339	317	281
Other expense, net	108	364	110	150	115
Interest expense, net	151	149	278	246	183
Earnings from continuing operations before income taxes	4,251	4,145	3,664	3,944	2,469
Provision for income taxes	784	730	609	861	381
Earnings from continuing operations	3,467	3,415	3,055	3,083	2,088
Earnings (loss) from discontinued operations, net of tax	—	202	41	16	(18)
Net earnings	$3,467	$3,617	$3,096	$3,099	$2,070
Per Share of Common Stock:
Basic - Earnings from continuing operations	$3.40	$3.24	$2.84	$2.79	$1.86
Basic - Net earnings	3.40	3.43	2.87	2.80	1.85
Diluted - Earnings from continuing operations	3.37	3.22	2.82	2.78	1.85
Diluted - Net earnings	3.37	3.41	2.86	2.79	1.84
Cash dividends declared	1.04	0.97	0.90	0.82	0.75
Financial Position at Fiscal Year-end:
Working capital	$13,902	$10,409	$9,437	$8,482	$6,171
Current ratio	4.6:1.0	2.8:1.0	3.0:1.0	2.6:1.0	2.9:1.0
Total assets	$34,841	$32,818	$30,662	$28,305	$23,758
Long-term debt	9,741	7,359	8,112	6,944	6,253
Shareholders’ equity	18,671	17,113	15,968	14,629	13,182
Additional Information:*
Full-time employees at year-end	42,466	40,601	40,346	38,339	36,626
Full-time equivalent employees at year-end	46,659	44,944	44,315	42,208	39,918
*Employee counts include continuing operations only.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Understanding Our Financial Information
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic, Inc. and its subsidiaries (Medtronic or the Company, or we, us, or our). You should read this discussion and analysis along with our consolidated financial statements and related notes thereto as of April 26, 2013 and April 27, 2012 and for each of the three fiscal years ended April 26, 2013, April 27, 2012, and April 29, 2011.
Beginning in the third quarter of fiscal year 2012, the results of operations, assets, and liabilities of the Physio-Control business, which were previously presented as a component of the Cardiac and Vascular Group operating segment, are classified as discontinued operations. All information in the following management’s discussion and analysis of financial condition and results of operations includes only results from continuing operations (excluding Physio-Control) for all periods presented, unless otherwise noted. For further information regarding discontinued operations, see Note 16 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Organization of Financial Information Management’s discussion and analysis, presented on pages 29 to 52 of this report, provides material historical and prospective disclosures designed to enable investors and other users to assess our financial condition and results of operations.
Statements that are forward-looking and not historical in nature are subject to risks and uncertainties. See "Item 1A. Risk Factors" in this Annual Report on Form 10-K and "Cautionary Factors That May Affect Future Results" in this management's discussion and analysis for more information.
The consolidated financial statements are presented on pages 55 to 118 of this report, and include the consolidated statements of earnings, consolidated statements of comprehensive income, consolidated balance sheets, consolidated statements of shareholders’ equity, consolidated statements of cash flows, and the related notes, which are an integral part of the consolidated financial statements.
Financial Trends Throughout this management’s discussion and analysis, you will read about transactions or events that materially contribute to or reduce earnings and materially affect financial trends. We refer to these transactions and events as special charges (such as asset impairments or contributions to The Medtronic Foundation), restructuring charges, net, certain litigation charges, net, acquisition-related items, or certain tax adjustments. These charges, or benefits, result from facts and circumstances that vary in frequency and/or impact to operations. While understanding these charges or benefits is important to understanding and evaluating financial trends, other transactions or events may also have a material impact on financial trends. A complete understanding of the special charges, restructuring charges, net, certain litigation charges, net, acquisition-related items, and certain tax adjustments is necessary in order to estimate the likelihood that they may affect financial trends in the future.
Our fiscal year-end is the last Friday in April, and therefore, the total weeks in a fiscal year can fluctuate between 52 and 53 weeks. Fiscal years 2013, 2012, and 2011 were all 52-week years.
Executive Level Overview
Medtronic is the global leader in medical technology - alleviating pain, restoring health, and extending life for millions of people around the world. We develop, manufacture, and market our medical devices in more than 140 countries. Our primary products include those for cardiac rhythm disorders, cardiovascular disease, neurological disorders, spinal conditions and musculoskeletal trauma, urological and digestive disorders, diabetes, and ear, nose, and throat conditions.
We operate under two reportable segments and two operating segments, the Cardiac and Vascular Group (composed of the CRDM, Coronary, Structural Heart, and Endovascular businesses) and the Restorative Therapies Group (composed of the Spine, Neuromodulation, Diabetes, and Surgical Technologies businesses).
Net earnings for the fiscal year ended April 26, 2013 were $3.467 billion, or $3.37 per diluted share, as compared to net earnings of $3.617 billion (including Physio-Control), or $3.41 per diluted share for the fiscal year ended April 27, 2012, representing a decrease of 4 percent and 1 percent, respectively. Fiscal year 2013 net earnings included after-tax restructuring charges, net, certain litigation charges, net, and acquisition-related items that decreased net earnings by an aggregate of $331 million ($378 million pre-tax). Fiscal year 2012 net earnings included after-tax restructuring charges, net, certain litigation charges, net, and acquisition-related items that decreased net earnings by an aggregate of $133 million ($189 million pre-tax). See further discussion of these items in the “Restructuring Charges, Net, Certain Litigation Charges, Net, and Acquisition-Related Items” section of this management’s discussion and analysis.

The table below illustrates net sales by operating segments for fiscal years 2013 and 2012:

	Net Sales
	Fiscal Year
(dollars in millions)	2013	2012	% Change
Cardiac and Vascular Group	$8,695	$8,482	3%
Restorative Therapies Group	7,895	7,702	3
Total Net Sales	$16,590	$16,184	3
Net sales in fiscal year 2013 were $16.590 billion, an increase of 3 percent from the prior fiscal year. Foreign currency translation had an unfavorable impact of $328 million on net sales when compared to the prior fiscal year. Net sales growth for fiscal year 2013 was driven by a 3 percent increase in both the Cardiac and Vascular Group and Restorative Therapies Group when compared to the prior fiscal year. The Cardiac and Vascular Group’s performance was primarily a result of strong net sales in Coronary, Endovascular, AF Solutions, and solid growth in Structural Heart, partially offset by declines in CRDM defibrillation and pacing systems. The Cardiac and Vascular Group’s performance was favorably affected by new products, partially offset by competitive pricing pressures and negative growth of certain markets, particularly defibrillation and pacing systems. However, during fiscal year 2013, the U.S. defibrillation systems market showed signs of stabilization. Our Restorative Therapies Group’s performance was a result of strong net sales in Surgical Technologies, as well as solid growth in Neuromodulation and Diabetes, partially offset by declines in Spine, primarily driven by bone morphogenetic protein (BMP) and balloon kyphoplasty (BKP). The Restorative Therapies Group’s performance was favorably affected by the recent launches and continued adoption of new products, strong sales of capital equipment, the acquisitions of Salient and PEAK in the second quarter of fiscal year 2012, and continued signs of stabilization in the U.S. Core Spine market, and negatively affected by continued pricing and competitive pressures. See our discussion in the “Net Sales” section of this management’s discussion and analysis for more information on the results of our operating segments.
We remain committed to our Mission of developing lifesaving and life-enhancing therapies to alleviate pain, restore health, and extend life.
Critical Accounting Estimates
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10‑K.
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
The Company’s overall tax rate from continuing operations including the tax impact of restructuring charges, net, certain litigation charges, net, and acquisition-related items has resulted in an effective tax rate of 18.4 percent for fiscal year 2013. Excluding the impact of the restructuring charges, net, certain litigation charges, net, and acquisition-related items, our operational and tax strategies have resulted in a non-GAAP nominal tax rate of 17.9 percent versus the U.S. Federal statutory rate of 35.0 percent. An increase in our nominal tax rate of 1 percent would result in an additional income tax provision for the fiscal year ended April 26, 2013 of approximately $46 million. See discussion of our tax rate and the tax adjustments in the “Income Taxes” section of this management’s discussion and analysis.
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
Goodwill is the excess of the purchase price over the fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. Goodwill was $10.329 billion and $9.934 billion as of April 26, 2013 and April 27, 2012, respectively.
Other intangible assets include patents, trademarks, purchased technology, and IPR&D (since April 25, 2009). Intangible assets with a definite life are amortized on a straight-line or accelerated basis, as appropriate, with estimated useful lives ranging from three to 20 years, and are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. Indefinite-lived intangible assets are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. Refer to Note 1 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information. Our impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future revenue and expense growth rates, selection of appropriate discount rate, asset groupings, and other assumptions and estimates. We use estimates that are consistent with our business plans and a market participant view of the assets being evaluated. Actual results may differ from our estimates. Other intangible assets, net of accumulated amortization, were $2.673 billion and $2.647 billion as of April 26, 2013 and April 27, 2012, respectively.
Discontinued Operations
On January 30, 2012, we completed the sale of the Physio-Control business to Bain Capital Partners, LLC. We have classified the results of operations of the Physio-Control business, which were previously presented as a component of the Cardiac and Vascular Group operating segment, as discontinued operations in the consolidated statements of earnings for all periods presented. For more information regarding discontinued operations, refer to Note 16 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Net Sales
The table below illustrates net sales by product line and operating segment for fiscal years 2013, 2012, and 2011:

	Net Sales			Net Sales
	Fiscal Year			Fiscal Year
(dollars in millions)	2013	2012	% Change	2012	2011	% Change
Defibrillation Systems	$2,773	$2,822	(2)%	$2,822	$2,962	(5)%
Pacing Systems	1,906	1,978	(4)	1,978	1,901	4
AF and Other	243	207	17	207	147	41
CARDIAC RHYTHM DISEASE MANAGEMENT	4,922	5,007	(2)	5,007	5,010	—
CORONARY	1,773	1,598	11	1,598	1,466	9
STRUCTURAL HEART	1,133	1,094	4	1,094	977	12
ENDOVASCULAR	867	783	11	783	666	18
TOTAL CARDIAC AND VASCULAR GROUP	8,695	8,482	3	8,482	8,119	4
Core Spine	2,603	2,643	(2)	2,643	2,654	—
BMP	528	624	(15)	624	760	(18)
SPINE	3,131	3,267	(4)	3,267	3,414	(4)
NEUROMODULATION	1,812	1,700	7	1,700	1,592	7
DIABETES	1,526	1,481	3	1,481	1,347	10
SURGICAL TECHNOLOGIES	1,426	1,254	14	1,254	1,036	21
TOTAL RESTORATIVE THERAPIES GROUP	7,895	7,702	3	7,702	7,389	4
TOTAL	$16,590	$16,184	3	$16,184	$15,508	4
In fiscal years 2013 and 2012, net sales were (unfavorably) favorably impacted by foreign currency translation of $(328) million and $273 million, respectively. The primary exchange rate movements that impacted our consolidated net sales growth were the U.S. dollar as compared to the Euro and the Japanese Yen. The impact of foreign currency fluctuations on net sales was not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities. See “Item 7A. Qualitative and Quantitative Disclosures about Market Risk” and Note 9 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further details on foreign currency instruments and our related risk management strategies.
Cardiac and Vascular Group The Cardiac and Vascular Group is composed of the CRDM, Coronary, Structural Heart, and Endovascular businesses. The Cardiac and Vascular Group’s products include pacemakers, implantable defibrillators, leads and delivery systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with CRDM devices, coronary and peripheral stents and related delivery systems, therapies for uncontrolled hypertension, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group net sales for fiscal year 2013 were $8.695 billion, an increase of 3 percent over the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales of $224 million compared to the prior fiscal year. The Cardiac and Vascular Group’s performance was primarily a result of strong net sales in Coronary, Endovascular, AF Solutions, and solid growth in Structural Heart, partially offset by declines in CRDM defibrillation and pacing systems. Additionally, the Cardiac and Vascular Group’s performance was favorably affected by new products, partially offset by competitive pricing pressures and negative growth of certain markets, particularly defibrillation and pacing systems. Further, declining growth rates in Western Europe beginning in the third quarter of fiscal year 2013 negatively impacted the Cardiac and Vascular Group's performance. See the more detailed discussion of each business’s performance below.
CRDM net sales for fiscal year 2013 were $4.922 billion, a decrease of 2 percent over the prior fiscal year. Net sales of our defibrillation system products declined primarily due to market declines in the U.S. and Western Europe and unfavorable foreign currency translation. In fiscal year 2012, CRDM net sales were unfavorably affected by a declining U.S. defibrillation systems market. However, during fiscal year 2013, the U.S. defibrillation systems market showed signs of stabilization. In addition, U.S. procedure volumes increased slightly in fiscal year 2013, while the rate of pricing declines was fairly consistent with the prior year. The U.S. and Western Europe markets were adversely affected by a number of factors, including competition and pricing pressures. The continued acceptance of our shock reduction and lead integrity alert technologies, our recently launched Viva/Brava family of CRT-D devices, increasing lead-to-port ratios, and share gains partially offset the decline in net sales of our defibrillation system products. Worldwide net sales of our pacing system products declined primarily due to unfavorable foreign currency translation, declines in the U.S. market caused by pricing pressures and declining implant volumes, and to a lesser extent, pricing pressures in the Western Europe market. The decline in net sales of our pacing system products was partially offset by international share gains driven mostly by the launch of our Advisa DR MRI SureScan pacemaker in Japan in the second quarter of fiscal year 2013. Worldwide net sales of our AF Solutions products increased primarily due to the continued global acceptance of the Arctic Front Cardiac CryoAblation Catheter (Arctic Front) system.
Coronary net sales for fiscal year 2013 were $1.773 billion, an increase of 11 percent over the prior fiscal year. The increase in Coronary net sales was primarily due to the continued strength of our Resolute Integrity drug-eluting coronary stent. We launched Resolute Integrity in Japan in the second quarter of fiscal year 2013 and in the U.S. in the fourth quarter of fiscal year 2012. Resolute Integrity’s deliverability and unique diabetes indication has continued to receive strong customer acceptance and we received U.S. FDA approval for longer lengths of this product in the fourth quarter of fiscal year 2013. Growth was partially offset by unfavorable foreign currency translation as well as pricing pressures and competitive launches in Western Europe.
Structural Heart net sales for fiscal year 2013 were $1.133 billion, an increase of 4 percent over the prior fiscal year. The increase in Structural Heart net sales was primarily driven by strong sales of transcatheter aortic heart valves and growth in our cardiopulmonary product lines driven principally by a competitor's supply disruption. Growth was partially offset by unfavorable foreign currency translation and slowing market growth rates and increased competitive pressure for transcatheter aortic heart valves in Western Europe.
Endovascular net sales for fiscal year 2013 were $867 million, an increase of 11 percent over the prior fiscal year. The increase in Endovascular net sales was led by new product launches. Growth was driven by the Endurant Abdominal Aortic Aneurysm (AAA) Stent Graft System, which launched in Japan in the third quarter of fiscal year 2012, as well as the Valiant Captivia Thoracic Stent Graft System, which launched in the U.S. in the fourth quarter of fiscal year 2012 and in Japan and China in the first quarter of fiscal year 2013. Strong worldwide sales of our peripheral stent products and drug-eluting balloons also contributed to the growth. Growth was partially offset by unfavorable foreign currency translation and increased competitive pressure in the U.S.
The Cardiac and Vascular Group net sales for fiscal year 2012 were $8.482 billion, an increase of 4 percent over fiscal year 2011. Foreign currency translation had a favorable impact on net sales of approximately $174 million compared to fiscal year 2011. The Cardiac and Vascular Group’s performance was a result of strong net sales in Structural Heart, Endovascular, and AF Solutions, and solid growth in CRDM pacing systems and Coronary, partially offset by declines in CRDM defibrillation systems. Additionally, the Cardiac and Vascular Group’s performance was favorably affected by strong international results across all businesses and new products, with growth partially offset by the macroeconomic downturn, pricing pressures due to competition, slowing of certain market growth rates, and the trend of increased hospital ownership of physician practices. Additionally, the ICD utilization article in the January 2011 Journal of the American Medical Association and the hospital utilization investigation by the DOJ had an effect on the U.S. ICD market throughout fiscal year 2012. See the more detailed discussion of each business’s performance below.
CRDM net sales for fiscal year 2012 were $5.007 billion, which was flat compared to fiscal year 2011. Worldwide net sales of our defibrillation system products declined primarily due to the decline in the U.S. market throughout fiscal year 2012. The U.S. market was affected by a number of factors, including the ICD utilization article in the January 2011 Journal of the American Medical Association, the hospital utilization investigation by the DOJ, and the trend of increased hospital ownership of physician practices. In the fourth quarter of fiscal year 2012, we began to see signs of stabilization in the U.S. ICD market. The decline in net sales of our defibrillation system products was partially offset by net sales growth from the Protecta SmartShock (Protecta) family of devices, which were launched in the U.S. during the fourth quarter of fiscal year 2011. Worldwide net sales of our pacing system products increased in fiscal year 2012 primarily due to growth in the U.S. for the Revo MRI SureScan pacing system, which was launched in the fourth quarter of fiscal year 2011, as well as growth, generally, outside the U.S. Additionally, worldwide net sales of our AF Solutions products increased primarily due to the continued acceptance in the U.S., and in certain markets outside the U.S., of the Arctic Front system.
Coronary net sales for fiscal year 2012 were $1.598 billion, an increase of 9 percent over fiscal year 2011. The increase in Coronary net sales was primarily due to growth outside the U.S., as well as the fourth quarter fiscal year 2012 U.S. launch of Resolute Integrity. Additionally, the acquisition and integration of Ardian, which was acquired in January 2011, contributed to the net sales growth.
Structural Heart net sales for fiscal year 2012 were $1.094 billion, an increase of 12 percent over fiscal year 2011. The increase in Structural Heart net sales was primarily due to growth outside the U.S, driven by the acceptance outside the U.S. of our CoreValve transcatheter aortic heart valve. Additionally, the acquisition and integration of ATS Medical, which was acquired in August 2010, contributed to the net sales growth.
Endovascular net sales for fiscal year 2012 were $783 million, an increase of 18 percent over fiscal year 2011. The increase in Endovascular net sales was primarily driven by growth outside the U.S, driven by the performance of the Endurant AAA and Valiant Captivia Thoracic stent graft systems. Endurant AAA Stent Graft System net sales in the U.S. also contributed to the growth.
Looking ahead, we expect our Cardiac and Vascular Group could be affected by the following:

•	Increasing pricing pressures and competition.

•	Fluctuations in U.S. and certain Western Europe market growth rates for our defibrillation and pacing system products.

•
Market acceptance and future growth from the Evera family of ICDs, which received CE Mark approval in February 2013 and U.S. FDA approval in May 2013. The Evera family of ICDs have increased battery longevity, advanced shock reduction technology, and a contoured shape with thin, smooth edges that better fits inside the body.

•
Market acceptance and future growth from the Viva/Brava family of CRT-D devices and the Attain Performa portfolio of quadripolar leads. The Viva/Brava family of CRT-D devices utilizes a new algorithm, called AdaptivCRT, which improves patients’ response rate to CRT-D therapy by preserving the patients’ normal heart rhythms and continually adapting to individual patient needs. Our Viva/Brava CRT-D devices received CE Mark approval in August 2012 and U.S. FDA approval in May 2013. Paired with Medtronic Viva/Brava Quad CRT-D, Attain Performa leads provide additional options for physicians to optimize patient therapy. Our Attain Performa left-heart leads received CE Mark approval in March 2013.

•
Continued and future growth from the Advisa DR MRI SureScan pacing system. The Advisa DR MRI SureScan is our second-generation MRI pacing system and is the first system to combine advanced pacing technology with proven MRI access. The Advisa DR MRI SureScan was launched in Europe during the fourth quarter of fiscal year 2010, in the U.S. in February 2013, and in Japan, where it is the first and currently the only MRI pacing system, in the second quarter of fiscal year 2013.

•
Continued and future growth from the Arctic Front system, including the second generation Arctic Front Advance Cardiac Cryoballoon launched in the second quarter of fiscal year 2013. The Arctic Front system is a cryoballoon indicated in the U.S. for the treatment of drug refractory paroxysmal atrial fibrillation. The cryoballoon treatment involves a minimally invasive procedure that efficiently creates circumferential lesions around the pulmonary vein, which is the source of erratic electrical signals that cause irregular heartbeat.

•
Continued acceptance of the Resolute Integrity drug-eluting coronary stent and the Integrity bare metal stent. The Resolute Integrity drug-eluting coronary stent was launched in Japan at the end of August 2012, in the U.S. in February 2012, and in Europe in August 2010. Also, in February 2013, the U.S. FDA approved longer lengths of our Resolute Integrity drug-eluting coronary stent, providing access to a larger portion of the U.S. drug-eluting stent market. We expect approval for longer lengths of our Resolute Integrity drug-eluting coronary stent in Japan during fiscal year 2014. While the global stent market continues to experience year-over-year declines, to date we have been successful in gaining share with this stent platform in those geographies where the product has been approved.

•
Continued and future acceptance of renal denervation therapies. Commercially, we are still in the pre-reimbursement phase in many countries, and will likely remain in that phase until we obtain additional clinical data. Our Symplicity Catheter System, which addresses uncontrolled hypertension through renal denervation, or ablation of the nerves lining the renal arteries, has received CE Mark approval and Australia’s Therapeutic Goods Administration listing, and was approved in Canada by the Therapeutic Products Directorate in the fourth quarter of fiscal year 2012. This summer, we anticipate CE Mark approval for our Symplicity Spyral multi-electrode catheter which will significantly reduce ablation time. We recently completed patient enrollment in our U.S. pivotal study and remain on track for U.S. approval in late fiscal year 2015. Enrollment in our Symplicity Trial in Japan is also underway.

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

•
Continued acceptance of our CoreValve transcatheter heart valve technologies for the replacement of the aortic valve. The CoreValve System has CE Mark approval and is currently available outside the U.S. The CoreValve 31 millimeter received CE Mark approval in the first quarter of fiscal year 2012. The CoreValve Evolut 23 millimeter valve, which promotes better sealing and provides future recapturability, was launched in Europe in the late first quarter of fiscal year 2013. We continue to make progress on the CoreValve System in the U.S. pivotal study; and remain on track to commercialize in the U.S. in fiscal year 2015. Additionally, patent litigation is pending in both Germany and the U.S.; for additional information, see Note 17 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.

•	Continued and future growth from our Engager transcatheter aortic valve implantation system. The Engager System was launched in Europe in the fourth quarter of fiscal year 2013.
Restorative Therapies Group The Restorative Therapies Group is composed of the Spine, Neuromodulation, Diabetes, and Surgical Technologies businesses. Products in the Restorative Therapies Group include products for various areas of the spine, bone graft substitutes, biologic products, trauma, implantable neurostimulation therapies and drug delivery devices for the treatment of chronic pain, movement disorders, obsessive-compulsive disorder (OCD), overactive bladder, urinary retention, fecal incontinence and gastroparesis, external insulin pumps, subcutaneous CGM systems, products to treat conditions of the ear, nose, and throat, and devices that incorporate advanced energy technology. Additionally, this group manufactures and sells image-guided surgery and intra-operative imaging systems. The Restorative Therapies Group’s net sales for fiscal year 2013 were $7.895 billion, an increase of 3 percent over the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales of approximately $104 million when compared to the prior fiscal year. The Restorative Therapies Group’s performance was a result of strong net sales in Surgical Technologies, as well as solid growth in Neuromodulation and Diabetes, partially offset by declines in Spine, primarily driven by BMP (comprised of INFUSE bone graft (InductOs in the EU) sales) and BKP. The Restorative Therapies Group’s performance was favorably affected by the recent launches and continued adoption of new products, strong sales of capital equipment, the acquisitions of Salient and PEAK in the second quarter of fiscal year 2012, and continued signs of stabilization in the U.S. Core Spine market, and negatively affected by continued pricing and competitive pressures. See the more detailed discussion of each business’s performance below.
Spine net sales for fiscal year 2013 were $3.131 billion, a decrease of 4 percent over the prior fiscal year. Core Spine and BMP net sales decreased 2 percent and 15 percent, respectively, as a result of continued pricing and competitive pressures, a challenging reimbursement environment in certain of our major markets, and unfavorable foreign currency translation. The U.S. Core Spine market showed signs of stabilization during fiscal year 2013, as supported by the flat fiscal year 2013 market and no significant changes in the underlying market conditions, including procedure trends, pricing pressure, or competitive dynamics. The net sales decline in Core Spine over the prior fiscal year was primarily driven by negative performance in BKP. Net sales in BKP declined 10 percent when compared to the prior fiscal year due to the continued decrease in demand, competitive pricing pressures, and reimbursement challenges with select payers. The decline in Core Spine from BKP was partially offset by recent launches of new products and therapies, including the second quarter launch of AMT implants, the Capstone Control, and Bryan ACD Instrument Set, as well as the continued adoption of Solera, Atlantis Vision Elite, and other biologics products. Core Spine also benefited from our focus on enabling technologies, including the O-Arm imaging, StealthStation surgical navigation, and Powerease powered surgical instruments. A strong contributing factor to the decline in Spine net sales was the decline in BMP net sales over the prior fiscal year. Significant declines in U.S. sales of INFUSE bone graft have continued since the June 2011 articles in The Spine Journal as further described below.
Neuromodulation net sales for fiscal year 2013 were $1.812 billion, an increase of 7 percent over the prior fiscal year. The increase in net sales was primarily due to the continued U.S. adoption of RestoreSensor spinal cord stimulator, new implant growth of Activa DBS system for movement disorder, and sales of InterStim Therapy for overactive bladder, urinary retention, and bowel control. Additionally, revenue growth in Western Europe was driven by sales of the SureScan spinal cord stimulation system, approved for full-body MRI scans. Growth was partially offset by unfavorable foreign currency translation.
Diabetes net sales for fiscal year 2013 were $1.526 billion, an increase of 3 percent over the prior fiscal year. The increase in net sales was driven by international sales of our Paradigm Veo insulin pump along with the Enlite CGM sensor, partially offset by a decline in insulin pump sales in the U.S. as we await U.S. FDA approval of MiniMed 530G and unfavorable foreign currency translation. Additionally, in the back half of fiscal year 2013 we deferred $23 million of revenue in the U.S. as we plan to convert some of the recently sold pumps to the new technology once it is approved.

Surgical Technologies net sales for fiscal year 2013 were $1.426 billion, an increase of 14 percent over the prior fiscal year. The increase in net sales was driven by sales of capital equipment, including O-arm imaging and StealthStation S7 surgical navigation systems, Midas Rex powered surgical equipment, and Advanced Energy products, including the Aquamantys bipolar sealers and PEAK PlasmaBlade electrosurgical products. Additionally, net sales were positively affected by balanced growth of disposables and service revenue in our Neurosurgery and ENT businesses. Growth was partially offset by unfavorable foreign currency translation.
The Restorative Therapies Group's net sales for fiscal year 2012 were $7.702 billion, an increase of 4 percent over the prior fiscal year. Foreign currency translation had a favorable impact on net sales of approximately $99 million when compared to the prior fiscal year. The Restorative Therapies Group's performance resulted from strong net sales in Diabetes and Surgical Technologies, as well as solid growth in Neuromodulation, partially offset by weaker net sales in Spine. The Restorative Therapies Group's performance was affected by strong international results across all businesses. The Restorative Therapies Group's performance was positively affected by the recent launch of notable products, sales force expansion, and the acquisitions of Salient and PEAK in the second quarter of fiscal year 2012, and negatively affected by the continued macroeconomic downturn, continued heightened payer scrutiny, competition, and the continued trend of increased hospital ownership of physician practices. See the more detailed discussion of each business's performance below.
Spine net sales for fiscal year 2012 were $3.267 billion, a decrease of 4 percent over fiscal year 2011. The decrease in Spine net sales was led by a 10 percent decline in U.S. sales partially offset by a 12 percent increase in sales outside the U.S. Additionally, Spine’s performance was negatively affected by a decrease in the number of Spine procedures as certain patients are postponing elective procedures due to current macroeconomic factors, continued pricing and competitive pressures, questions raised about peer-reviewed literature associated with INFUSE, and a challenging reimbursement environment in certain of our major markets. More specifically, the decline in Spine’s sales was due to a decline in sales of Core Spine, which was primarily due to negative performance in core metal constructs and BKP products. BKP’s sales declined 6 percent, when compared to the prior fiscal year. The decline in BKP sales was due to the continued decrease in demand and competitive pricing pressures. The negative performance in Core Spine was partially offset by growth from the ongoing launch of new product lines, including Solera, Vertex Select, and Atlantis Vision Elite cervical plates, and positive performance from other biologics products, including MAGNIFUSE and GRAFTON. BMP also negatively affected Spine’s performance, primarily due to the decline in sales of INFUSE bone graft, which declined 18 percent over the prior fiscal year. The decline in INFUSE bone graft sales was primarily driven by the June 2011 articles in The Spine Journal as further described below. Furthermore, Spine net sales were positively affected by growth outside the U.S., including the benefit from the joint venture with Shandong Weigao Group Medical Polymer Company Limited (Weigao).
Neuromodulation net sales for fiscal year 2012 were $1.700 billion, an increase of 7 percent over fiscal year 2011. The increase in net sales was primarily due to the growth of InterStim Therapy for overactive bladder, urinary retention, and bowel control, Synchromed II drug pumps for pain and spasticity relief, and Activa PC and RC DBS systems for movement disorders. Additionally, the full U.S. launch of RestoreSensor during the last week of the third quarter of fiscal year 2012 positively affected net sales growth.
Diabetes net sales for fiscal year 2012 were $1.481 billion, an increase of 10 percent over fiscal year 2011. The increase in net sales was led by international sales growth of 19 percent over the prior fiscal year. The net sales growth was the result of continued demand in certain markets outside the U.S. for our Veo and Enlite sensor. Additionally, worldwide sales of CGM systems positively affected our fiscal year 2012 net sales growth.
Surgical Technologies net sales for fiscal year 2012 were $1.254 billion, an increase of 21 percent over fiscal year 2011. The increase in net sales was driven by strong performance worldwide across the portfolio of ENT, Power Systems, and Navigation product lines, as well as growth across capital equipment, disposables, and service. Additionally, net sales for fiscal year 2012 were positively affected by the August 2011 acquisitions of Salient and PEAK.
Looking ahead, we expect our Restorative Therapies Group could be affected by the following:

•	Changes in procedural volumes, competitive and pricing pressure, reimbursement challenges, and mix impacts from changes in our product offerings.

•
Market acceptance of innovative new products, such as our Solera product line, Bryan ACD Instrument Set, and other biologics products, including MAGNIFUSE and GRAFTON products, and POWEREASE, a powered instrument solution for Solera.

•
Market acceptance of BKP. We remain focused on generating evidence to better demonstrate the clinical and economic benefits for BKP. We will continue to tailor our BKP product offering to meet market needs and respond to competitive challenges.

•
Continued market penetration with our BKP technology. We anticipate additional continued price pressures and competitive alternatives in the U.S. market in the future, while numerous competitors offer alternatives in Europe.

•
Spine sales continue to be negatively affected by the June 2011 articles in The Spine Journal, and by the reaction from inquiries by governmental authorities, relating to our INFUSE bone graft product. The Spine Journal articles suggested that some physicians' peer-reviewed studies may have underreported complications and adverse events associated with INFUSE. These articles did not question the integrity of the data provided by Medtronic to the U.S. FDA for product approval or the disclosure of safety issues on the product's Instructions for Use for approved indications. As a result of these questions, in August 2011 we provided a grant to Yale University to oversee two independent, systematic reviews of data from completed clinical studies of INFUSE bone graft, as well as data from other Medtronic studies of rhBMP-2, the protein used in INFUSE. Yale independently assembled a panel of experts and commissioned Oregon Health & Sciences University and University of York in the United Kingdom to conduct the analyses of the data. The two systematic reviews, which were summarized in articles published in the Annals of Internal Medicine in June 2013, concluded, among other things, that INFUSE is an effective therapy in certain types of spine surgery, and that INFUSE entails a number of risks that should be considered by physicians and patients. Medtronic remains committed to the safe use of INFUSE bone graft for the approved indications, as supported by the safety data reported to the U.S. FDA.

•
Integration of Kanghui into the Restorative Therapies Group. Kanghui was acquired on November 1, 2012. Kanghui has a broad portfolio of trauma and spine products focused on the growing value segment, and is beginning to expand into large-joint reconstruction. This acquisition is intended to increase our competitive position in the global value segment for orthopedic products.

•
On December 3, 2012, Medtronic and Weigao, Medtronic’s partner in a joint venture to distribute spinal and orthopedic products in China, signed a Separation Agreement to terminate early their joint venture established in 2007. The termination of the joint venture is contingent upon receipt of the requisite approvals from the relevant Chinese regulatory authorities. Pursuant to the terms of the agreement, Medtronic's exclusive distribution agreement with the joint venture to distribute Medtronic's spinal products in China terminated effective December 31, 2012. We believe this Separation Agreement will not materially impact the financial results of the Company.

•
Resolution of issue with the U.S. FDA relating to our Neuromodulation business. In July 2012, we received a U.S. FDA warning letter regarding findings related primarily to our Neuromodulation corrective and preventative action (CAPA) and complaint handling processes. We are currently working with the U.S. FDA to resolve the issues. This warning letter may limit our ability to launch new Neuromodulation products in the U.S. until it is resolved.

•
Continued acceptance of the Restore family of pain stimulators to treat chronic pain, including RestoreSensor, which is currently available in the U.S. and certain international markets. RestoreSensor is a neurostimulator for chronic pain that automatically adjusts to the patients’ position changes.

•	European and U.S. adoption of stimulators and leads approved for full-body MRI scans to treat chronic pain.

•
Continued and future acceptance of our current indications for Medtronic DBS Therapy for the treatment of movement disorders, epilepsy (approved in Europe), and OCD. The DBS Therapy portfolio includes Activa PC, our small and advanced primary cell battery, and Activa RC, a rechargeable DBS device. Additionally, Activa SC, a single-channel primary cell device, was approved in the U.S. and Europe in fiscal year 2011 and launched in Japan during the fourth quarter of fiscal year 2012.

•	Continued acceptance of InterStim Therapy for the treatment of the symptoms of overactive bladder, urinary retention, and bowel control.

•
Continued acceptance from both physicians and patients of insulin-pump therapy and CGM therapy and continued acceptance and improved reimbursement of CGM technologies. The Veo insulin pump is available in certain international markets and offers low-glucose suspend, which assists in protecting against the risk of hypoglycemia by automatically suspending insulin delivery when glucose falls below a specified threshold set by the user. In the U.S., the MiniMed 530G insulin pump and Enlite sensor are currently pending U.S. FDA approval. The Enlite sensor has been available in certain international markets since the fourth quarter of fiscal year 2011. We expect approval of our next-generation MiniMed 640G pump system in Western Europe this summer.

•
Continued contributions from Salient and PEAK to our Surgical Technologies business. Salient and PEAK were acquired in August 2011. Salient develops and markets devices for haemostatic sealing of soft tissue and bone incorporating advanced energy technology. PEAK develops and markets tissue dissection devices incorporating advanced energy technology. We believe these acquisitions have increased our competitive position in this market.

•	Continued acceptance of the Surgical Technologies StealthStation S7 and O-Arm Imaging Systems, especially with Synergy Spine 2.0 and the O-Arm 3.1.4.
Costs and Expenses
The following is a summary of major costs and expenses as a percent of net sales:

	Fiscal Year
	2013	2012	2011
Cost of products sold	24.9%	24.0%	23.9%
Research and development expense	9.4	9.2	9.5
Selling, general, and administrative expense	34.3	34.7	35.0
Restructuring charges, net	1.0	0.5	1.7
Certain litigation charges, net	1.5	0.6	1.6
Acquisition-related items	(0.3)	0.1	0.1
Amortization of intangible assets	2.0	2.1	2.2
Other expense, net	0.7	2.2	0.7
Interest expense, net	0.9	0.9	1.8
Cost of Products Sold Cost of products sold was $4.126 billion in fiscal year 2013, representing 24.9 percent of net sales, reflecting an increase of 0.9 of a percentage point from fiscal year 2012. Cost of products sold as a percent of net sales was negatively impacted primarily by unfavorable foreign currency, and to a lesser extent, shifts in product mix and $10 million of expense recorded within cost of products sold during fiscal year 2013 related to the fiscal year 2013 restructuring initiative for inventory write-offs of discontinued product lines and production-related asset impairments. We continue to focus on mitigating pricing pressure through our five-year, $1.2 billion cost of products sold reduction program.
Cost of products sold was $3.889 billion in fiscal year 2012, representing 24.0 percent of net sales, reflecting an increase of 0.1 of a percentage point from fiscal year 2011. Cost of products sold as a percent of net sales was negatively impacted primarily by shifts in product mix, partially offset by favorable foreign currency translation. In fiscal year 2012, we completed our initial $1 billion cost of products sold reduction program.
Research and Development During fiscal year 2013, we continued to invest in new technologies and evidence creation to drive future growth. R&D spending was $1.557 billion in fiscal year 2013, representing 9.4 percent of net sales, an increase of 0.2 of a percentage point from fiscal year 2012. During fiscal year 2013, we continued to invest in new technologies and evidence creation to drive future growth.
R&D expense was $1.490 billion in fiscal year 2012, representing 9.2 percent of net sales, a decrease of 0.3 of a percentage point from fiscal year 2011.
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
Selling, General, and Administrative Fiscal year 2013 selling, general, and administrative expense was $5.698 billion, which as a percent of net sales decreased by 0.4 of a percentage point from fiscal year 2012 to 34.3 percent. Fiscal year 2012 selling, general, and administrative expense was $5.623 billion, which as a percent of net sales decreased by 0.3 of a percentage point from fiscal year 2011 to 34.7 percent.
Selling, general, and administrative expense was positively impacted by our continued focus on several initiatives to leverage our expenses while continuing to invest in new product launches and investing in our sales force in faster growing businesses, products, and geographies. For fiscal year 2012, the impact of these initiatives was partially offset by incremental bad debt expense in our Diabetes business and in Italy.
Restructuring Charges, Net, Certain Litigation Charges, Net, and Acquisition-Related Items We believe that in order to properly understand our short-term and long-term financial trends, investors may find it useful to consider the impact of restructuring charges, net, certain litigation charges, net, and acquisition-related items. Restructuring charges, net, certain litigation charges, net, and acquisition-related items recorded during fiscal years 2013, 2012, and 2011 were as follows:

	Fiscal Year
(in millions)	2013	2012	2011
Restructuring charges, net(1)	$182	$87	$270
Certain litigation charges, net	245	90	245
Acquisition-related items	(49)	12	14
Total restructuring charges, net, certain litigation charges, net, and acquisition-related items	378	189	529
Net tax impact of restructuring charges, net, certain litigation charges, net, and acquisition-related items(1)	(47)	(56)	(99)
Total restructuring charges, net, certain litigation charges, net, and acquisition-related items, net of tax(1)	$331	$133	$430

(1)
For fiscal years 2013 and 2011, restructuring charges, net and the related tax impact within this table include the impact of amounts recorded within cost of products sold in the consolidated statements of earnings related to the fiscal year 2013 initiative and fiscal year 2011 initiative, respectively.

Restructuring Charges, Net
Fiscal Year 2013 Initiative
In the fourth quarter of fiscal year 2013, we recorded a $192 million restructuring charge, which consisted of employee termination costs of $150 million, asset write-downs of $13 million, contract termination costs of $18 million, and other related costs of $11 million. Of the $13 million of asset write-downs, $10 million related to inventory write-offs of discontinued product lines and production-related asset impairments, and therefore, was recorded within costs of products sold in the consolidated statements of earnings. The fiscal year 2013 initiative was designed to scale back our infrastructure in slower growing areas of our business, while continuing to invest in geographies, businesses, and products where we anticipate faster growth. A number of factors have contributed to ongoing challenging market dynamics, including increased pricing pressure, various governmental austerity measures, and the U.S. medical device excise tax.
As of the end of the fourth quarter of fiscal year 2013, we identified approximately 2,000 positions for elimination to be achieved through involuntary and voluntary separation. The fiscal year 2013 initiative is scheduled to be substantially complete by the end of the fourth quarter of fiscal year 2014 and is expected to produce annualized operating savings of approximately $200 to $225 million. These savings will arise mostly from reduced compensation expense. In the first quarter of fiscal year 2014, we expect to incur an additional restructuring charge of $25 to $35 million, primarily related to contract termination fees.
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
As of the end of the fourth quarter of fiscal year 2012, we identified approximately 1,000 positions for elimination to be achieved through involuntary and voluntary separation. As of April 26, 2013, the fiscal year 2012 initiative was substantially complete and is expected to produce annualized operating savings of approximately $100 to $125 million. These savings will arise mostly from reduced compensation expense.
In the fourth quarter of fiscal year 2013, the Company recorded a $10 million reversal of excess restructuring reserves related to the fiscal year 2012 initiative. This reversal was primarily a result of revisions to particular strategies and certain employees identified for elimination finding other positions within the Company.

Fiscal Year 2011 Initiative
In the fourth quarter of fiscal year 2011, we recorded a $272 million restructuring charge (including $2 million of restructuring charges related to the Physio-Control business presented as divestiture-related costs within discontinued operations), which consisted of employee termination costs of $177 million, asset write-downs of $24 million, contract termination fees of $45 million, and other related costs of $26 million. The fiscal year 2011 initiative was designed to restructure the business to align its cost structure to current market conditions and continue to position us for long-term sustainable growth in emerging markets and new technologies. Included in the $177 million of employee termination costs were severance and the associated costs of continued medical benefits and outplacement services, as well as $15 million of incremental defined benefit pension and post-retirement related expenses for employees that accepted voluntary early retirement packages. For further discussion on the incremental defined benefit pension and post-retirement related expenses, see Note 14 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. Of the $24 million of asset write-downs, $11 million related to inventory write-offs of discontinued product lines and production-related asset impairments, and therefore, was recorded within cost of products sold in the consolidated statements of earnings. Additionally, included in the other related costs was a $19 million intangible asset impairment related to the discontinuance of a product line within the Structural Heart business.
As of the end of the fourth quarter of fiscal year 2011, we identified approximately 2,100 net positions (including 55 net positions at Physio-Control) for elimination which were achieved through voluntary early retirement packages, voluntary separation, and involuntary separation. As of April 27, 2012, the fiscal year 2011 initiative was substantially complete and is expected to produce annualized operating savings of approximately $225 to $250 million. These savings will arise mostly from reduced compensation expense.
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
For additional information, see Note 3 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Certain Litigation Charges, Net We classify material litigation reserves and gains recognized as certain litigation charges, net.
During fiscal year 2013, we recorded certain litigation charges, net of $245 million related to probable and reasonably estimated damages resulting from patent litigation with Edwards Lifesciences, Inc. See Note 17 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.
During fiscal year 2012, we recorded certain litigation charges, net of $90 million related to the agreement to settle the federal securities class action initiated in December 2008 by the Minneapolis Firefighters’ Relief Association. During the fourth quarter of fiscal year 2012, Medtronic settled all of these class claims for $85 million and incurred $5 million in additional litigation fees.
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
Acquisition-Related Items During fiscal year 2013, we recorded net income from acquisition-related items of $49 million, including income of $62 million related to the change in fair value of contingent milestone payments associated with acquisitions subsequent to April 29, 2009. The change in fair value of contingent milestone payments is primarily related to adjustments in Ardian contingent commercial milestone payments, which are based on annual revenue growth through fiscal year 2015, due to slower commercial ramp in Europe. Additionally, during fiscal year 2013, we recorded transaction costs of $13 million in connection with the acquisition of Kanghui, an IPR&D impairment charge of $5 million related to a technology recently acquired by the Structural Heart business, and $5 million of transaction costs related to the divestiture of the Physio-Control business, and recognized $10 million of income related to the reversal of an acquired contingent liability from ATS Medical.
During fiscal year 2012, we recorded net charges from acquisition-related items of $12 million. In connection with the acquisitions of Salient and PEAK, we recognized gains of $32 million and $6 million, respectively, on our previously-held investments. In connection with these acquisitions, we began to assess and formulate a plan for the elimination of duplicative positions and the termination of certain contractual obligations. As a result, we incurred approximately $5 million of certain acquisition-related costs, which included legal fees, severance costs, change in control costs, and contract termination costs. Additionally, we recorded

$45 million of charges related to the change in fair value of contingent milestone payments associated with acquisitions subsequent to April 29, 2009.
During fiscal year 2011, we recorded net charges from acquisition-related items of $14 million. This amount includes $99 million of costs, of which $55 million related to certain acquisition-related costs that were incurred related to the acquisitions of ATS Medical, Osteotech, and Ardian, $30 million related to IPR&D charges, and $14 million related to the change in fair value of contingent milestone payments associated with acquisitions subsequent to April 24, 2009. These costs were partially offset by an $85 million gain recognized on the acquisition of Ardian related to our previously-held 11.3 percent ownership position. IPR&D charges of $15 million related to asset purchases in the Structural Heart and Surgical Technologies businesses and $15 million of IPR&D charges related to a milestone payment under the existing terms of a royalty-bearing, non-exclusive patent cross-licensing agreement with NeuroPace, Inc. Since product commercialization of these assets had not yet been achieved, in accordance with authoritative guidance, the payments were immediately expensed as IPR&D since technological feasibility had not yet been reached and such technology had no future alternative use. The acquisition-related costs included legal fees, severance costs, change in control costs, banker fees, contract termination costs, and other professional services fees that were expensed in the period.
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
See the “Acquisitions” section of this management’s discussion and analysis for detailed discussion of each material acquisition in fiscal years 2013, 2012, and 2011.
Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets consisting of patents, trademarks, tradenames, purchased technology, and other intangible assets. In fiscal year 2013, amortization expense was $331 million as compared to $335 million in fiscal year 2012. The $4 million decrease in amortization expense for fiscal year 2013 was primarily due to certain intangible assets that became fully amortized and life extension of certain patents, thereby reducing ongoing amortization expense, partially offset by amortization expense related to the third quarter fiscal year 2013 acquisition of Kanghui and the second quarter fiscal year 2012 acquisitions of Salient and PEAK.
In fiscal year 2012, amortization expense was $335 million, a decrease of $4 million from $339 million in fiscal year 2011. The decrease was primarily due to certain intangible assets that became fully amortized, thereby reducing ongoing amortization expense, partially offset by the fiscal year 2011 acquisitions of ATS Medical, Osteotech, and Ardian and the second quarter fiscal year 2012 acquisitions of Salient and PEAK.
Other Expense, Net Other expense, net includes royalty income and expense, realized equity security gains and losses, realized foreign currency transaction and derivative gains and losses, impairment charges on equity securities, the Puerto Rico excise tax, and the U.S. medical device excise tax. In fiscal year 2013, other expense, net was $108 million, a decrease of $256 million from $364 million in the prior fiscal year. The decrease was primarily due to the impact of foreign currency gains and losses. Total foreign currency gains recorded in fiscal year 2013 were $27 million compared to losses of $195 million in the prior fiscal year. In addition, the realized gains on certain available-for-sale marketable equity securities increased compared to the prior fiscal year, which were substantially offset by the U.S. medical device excise tax of $21 million that went into effect January 1, 2013. We currently estimate that our annual U.S. medical device excise tax could be within the range of $100 to $150 million pre-tax.
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
Interest Expense, Net Interest expense, net includes interest earned on our cash, cash equivalents and investments, interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt discounts, the net realized and unrealized gain or loss on trading securities, ineffectiveness on interest rate derivative instruments, and the net realized gain or loss on the sale or impairment of available-for-sale debt securities. In fiscal year 2013, interest expense, net was $151 million, as compared to $149 million in fiscal year 2012. For fiscal year 2013, interest expense, net remained consistent with fiscal year 2012. Compared to fiscal year 2012, increased interest income from higher investment balances and increased realized gains on sales of available-for-sale debt securities were offset by increased interest expense from higher average outstanding long-term debt.
In fiscal year 2012, interest expense, net was $149 million, as compared to $278 million in fiscal year 2011. The decrease of $129 million in fiscal year 2012 was primarily the result of decreased interest expense due to lower interest rates on our outstanding debt in comparison to fiscal year 2011 and reduced debt discount amortization due to repayment of $2.200 billion of Senior Convertible Notes in April 2011. Additionally, interest income increased due to higher investment balances in comparison to fiscal year 2011.
See our discussion in the “Liquidity and Capital Resources” section of this management’s discussion and analysis for more information regarding our investment portfolio.
Income Taxes

	Fiscal Year			Percentage Point Increase (Decrease)
(dollars in millions)	2013	2012	2011	FY13/12	FY12/11
Provision for income taxes	$784	$730	$609	N/A	N/A
Effective tax rate	18.4%	17.6%	16.6%	0.8	1.0
Net tax impact of restructuring charges, net, certain litigation charges, net, and acquisition-related items	(0.5)	0.5	0.3	(1.0)	0.2
Non-GAAP nominal tax rate(1)	17.9%	18.1%	16.9%	(0.2)	1.2

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

Our effective tax rate from continuing operations of 18.4 percent increased by 0.8 of a percentage point from fiscal year 2012 to fiscal year 2013. The increase in our effective tax rate was due to the net tax impact of restructuring charges, net, acquisition-related items, certain litigation charges, net, and the impact of operational tax benefits described below. Our non-GAAP nominal tax rate for fiscal year 2013 was 17.9 percent compared to 18.1 percent in the prior fiscal year. The decrease in our non-GAAP nominal tax rate for fiscal year 2013 as compared to the prior fiscal year was primarily due to the impact of operational tax benefits.
During fiscal year 2013, we recorded $72 million in operational tax benefits. This included a $30 million net benefit associated with the resolution of U.S. federal, state, and foreign income tax audits, finalization of certain tax returns, and changes to uncertain tax position reserves. As a result of the retroactive renewal and extension of the U.S. federal research and development tax credit, a $12 million benefit was also recorded as an operational tax benefit during fiscal year 2013. In addition, we recorded a $24 million benefit associated with foreign dividend distributions and a $6 million benefit associated with the release of a valuation allowance associated with the usage of a capital loss carryover.
The fiscal year 2012 effective tax rate from continuing operations of 17.6 percent increased by 1.0 percentage point from the prior fiscal year. The increase in our effective tax rate was primarily due to the incremental tax benefits derived in fiscal year 2011 compared to those recognized during fiscal year 2012. The fiscal year 2011 tax rate included benefits from the retroactive renewal and extension of the U.S. federal research and development tax credit, the resolution of U.S. federal, state, and foreign income tax audits, and foreign dividend distributions. The fiscal year 2012 benefits include an increased U.S. tax credit associated with the Puerto Rico excise tax, the tax benefit associated with the release of a valuation allowance, and the impact of restructuring charges, net, certain litigation charges, net, and acquisition-related items. Our non-GAAP nominal tax rate for fiscal year 2012 was 18.1 percent compared to 16.9 percent in the prior fiscal year. The increase in our non-GAAP nominal tax rate for fiscal year 2012 as compared to the prior fiscal year was primarily due to the operational tax benefits and the impact of the Puerto Rico excise tax.
During fiscal year 2012, we recorded $70 million in operational tax benefits. This included a $37 million net benefit associated with the resolution of U.S. federal, state, and foreign income tax audits, finalization of certain tax returns, and changes to uncertain tax position reserves. In addition, in fiscal year 2012, we entered into a sale-leaseback agreement that was recorded as a capital lease and as a result of the transaction, we recorded a $33 million benefit associated with the release of a valuation allowance associated with the usage of a capital loss carryover.
Tax audits associated with the allocation of income, and other complex issues, may require an extended period of time to resolve and may result in income tax adjustments if changes to our allocation are required between jurisdictions with different tax rates. Tax authorities periodically review our tax returns and propose adjustments to our tax filings. The U.S. Internal Revenue Service (IRS) has settled its audits with us for all years through fiscal year 2004. Tax years settled with the IRS may remain open for foreign tax audits and competent authority proceedings. Competent authority proceedings are a means to resolve intercompany pricing disagreements between countries. The major foreign jurisdictions where the Company conducts business have generally concluded all material tax matters through fiscal year 2004. In addition, substantially all material state and local tax matters have been concluded through fiscal year 2004.
In March 2009, the IRS issued its audit report for fiscal years 2005 and 2006. We reached agreement with the IRS on some but not all matters related to these fiscal years. On December 23, 2010, the IRS issued a statutory notice of deficiency with respect to the remaining issues. We filed a Petition with the U.S. Tax Court on March 21, 2011 objecting to the deficiency. During October and November 2012, we reached resolution with the IRS on various matters, including the deductibility of a settlement payment. The remaining unresolved issues relate to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of our key manufacturing sites.
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
Our reserves for uncertain tax positions relate to unresolved matters with the IRS and other taxing authorities. These reserves are subject to a high degree of estimation and management judgment. Resolution of these significant unresolved matters, or positions taken by the IRS or foreign tax authorities during future tax audits, could have a material impact on our financial results in future periods. We continue to believe that our reserves for uncertain tax positions are appropriate and that we have meritorious defenses for our tax filings and will vigorously defend them during the audit process, appellate process, and through litigation in courts, as necessary.
See Note 13 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

Liquidity and Capital Resources

	Fiscal Year
(dollars in millions)	2013	2012
Working capital	$13,902	$10,409
Current ratio*	4.6:1.0	2.8:1.0
Cash, cash equivalents, and current investments	$11,071	$9,350
Non-current investments in debt, marketable equity and trading securities**	293	439
Total	$11,364	$9,789
Short-term borrowings and long-term debt	$10,651	$10,633
Net cash position***	$713	$(844)

*	Current ratio is the ratio of current assets to current liabilities.
**	Non-current investments include debt, marketable equity, and trading securities that are not considered readily available to fund current operations.
***
Net cash position is the sum of cash, cash equivalents, current investments, and non-current investments in debt, marketable equity, and trading securities less short-term borrowings and long-term debt.

As of April 26, 2013, we believe our strong balance sheet and liquidity provide us with flexibility in the future. We believe our existing cash and investments, as well as our $2.250 billion syndicated credit facility and related commercial paper program ($125 million of commercial paper outstanding as of April 26, 2013), will satisfy our foreseeable working capital requirements for at least the next 12 months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions. We also generally expect to refinance maturities of long-term debt. At April 26, 2013, our Standard & Poor's (S&P) Ratings Services ratings remain unchanged as compared to those at April 27, 2012 with long-term debt ratings of A+ and strong short-term debt ratings of A-1+. On March 14, 2013, Moody's Investors Service (Moody's) downgraded our long-term debt rating to A2 from A1. The downgrade of our long-term debt rating by Moody’s reflects their belief that the Company will add future debt to help fund shareholder initiatives and potential U.S. acquisitions. We do not expect this downgrade to have a significant impact on our liquidity or future flexibility to access additional liquidity given our strong balance sheet and existing cash and investments, as well as our syndicated credit facility and related commercial paper program discussed above and within the “Debt and Capital” section of this management’s discussion and analysis. Moody's short-term debt rating remains unchanged at P-1 as compared to the fiscal year ended April 27, 2012.
Our net cash position in fiscal year 2013 increased by $1.557 billion as compared to fiscal year 2012. See the “Summary of Cash Flows” section of this management’s discussion and analysis for further information.
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
Note 17 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K provides information regarding amounts we have accrued related to significant legal proceedings. In accordance with U.S. GAAP, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. For the fiscal year ended April 26, 2013, we have made payments related to certain legal proceedings. For information regarding these payments, please see the “Restructuring Charges, Net, Certain Litigation Charges, Net, and Acquisition-Related Items” section of this management’s discussion and analysis.
A significant amount of our earnings occur outside the U.S., and are indefinitely reinvested in non-U.S. subsidiaries, resulting in a majority of our cash, cash equivalents, and investments being held by such non-U.S. subsidiaries. As of April 26, 2013 and April 27, 2012, approximately $10.930 billion and $9.121 billion, respectively, of cash, cash equivalents, and investments in marketable debt and equity securities were held by our non-U.S. subsidiaries. These funds are available for use by our non-U.S. operations. We continue to be focused on goals to grow our business through increased globalization of the Company, as demonstrated by the recent acquisition of Kanghui in China, as emerging markets continue to be a significant driver of potential growth. However, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would generally be subject to U.S. tax. As a result, we continue to accumulate earnings in non-U.S. subsidiaries for investment in operations outside the U.S. and to use cash generated from U.S. operations as well as short- and long-term borrowings to meet our U.S. cash needs. Should we require more capital in the U.S. than is generated by our U.S. operations, we could elect to repatriate earnings from our non-

U.S. subsidiaries or raise additional capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or other dilution of our earnings.
Cash, cash equivalents, and investments at April 27, 2012 includes $153 million of cash invested in short-term instruments held in an indemnification trust established for self-insurance coverage for our directors and officers. In August 2012, we purchased $300 million of directors and officers insurance coverage and commenced termination of the previously established self-insurance indemnification trust. The termination of the Company’s indemnification trust, including the liquidation of approximately $153 million thereunder, was completed during the second quarter of fiscal year 2013.
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
For the fiscal year ended April 26, 2013, the total other-than-temporary impairment losses on available-for-sale debt securities were not significant. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recorded all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. However, as of April 26, 2013, we have $25 million of gross unrealized losses on our aggregate short-term and long-term available-for-sale debt securities of $10.300 billion; if market conditions deteriorate, some of these holdings may experience other-than-temporary impairment in the future which could have a material impact on our financial results. Management is required to use estimates and assumptions in its valuation of our investments, which requires a high degree of judgment, and therefore, actual results could differ materially from those estimates. See Note 6 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding fair value measurements.
Summary of Cash Flows

	Fiscal Year
(in millions)	2013	2012	2011
Cash provided by (used in):
Operating activities	$4,883	$4,470	$3,741
Investing activities	(3,101)	(2,662)	(1,734)
Financing activities	(2,101)	(1,882)	(2,006)
Effect of exchange rate changes on cash and cash equivalents	7	(71)	62
Net change in cash and cash equivalents	$(312)	$(145)	$63
Operating Activities Our net cash provided by operating activities was $4.883 billion for the fiscal year ended April 26, 2013 compared to $4.470 billion for the prior year. The $413 million increase in net cash provided by operating activities was primarily attributable to an increase in accounts receivable collections, primarily in certain Southern European countries, and a decrease in inventories, partially offset by a decrease in accrued income taxes due to the timing of certain tax payments during fiscal year 2013 as compared to the prior fiscal year.
Our net cash provided by operating activities was $4.470 billion for the fiscal year ended April 27, 2012 compared to $3.741 billion for the fiscal year ended April 29, 2011. The $729 million increase in net cash provided by operating activities was primarily attributable to the increase in earnings and increases in accrued income taxes and accrued liabilities, partially offset by the gain on sale of Physio-Control, a decrease in certain litigation charges, net, and an increase in certain litigation payments as compared to the prior fiscal year.
Investing Activities Our net cash used in investing activities was $3.101 billion for the fiscal year ended April 26, 2013 compared to $2.662 billion for the prior year. The $439 million increase in net cash used in investing activities was primarily attributable to an increase in cash used for acquisitions in comparison to the prior fiscal year and the proceeds from divestiture of Physio-Control last year, partially offset by a decrease in net purchases and sales and maturities of marketable securities.
Our net cash used in investing activities was $2.662 billion for the fiscal year ended April 27, 2012 compared to $1.734 billion for the prior year. The $928 million increase in cash used in investing activities was primarily attributable to increased net investing in marketable securities in fiscal year 2012, partially offset by proceeds from the divestiture of Physio-Control and a decrease in cash used for acquisitions in comparison to the prior fiscal year. The increased net investing in marketable securities in fiscal year 2012 resulted primarily from a decrease in sales of marketable securities as compared to fiscal year 2011, during which period we sold securities to repay maturing debt.
Financing Activities We had net cash used in financing activities of $2.101 billion for the fiscal year ended April 26, 2013 compared to $1.882 billion for the prior year. The $219 million increase in cash used in financing activities primarily resulted from a $627 million decrease in net borrowings (long-term debt issuances and short-term borrowings in excess of payments), partially offset by higher levels of common stock issuances under employee stock purchase and award plans and a $159 million net decrease in cash returned to shareholders in the form of dividends and common stock repurchases compared to the prior fiscal year.
We had net cash used in financing activities of $1.882 billion for the fiscal year ended April 27, 2012 compared to $2.006 billion for the prior fiscal year. The $124 million decrease in cash used in financing activities was primarily attributable to a $583 million increase in net borrowings (long-term debt issuances and short-term borrowings in excess of payments) partially offset by a $352 million increase in cash returned to shareholders in the form of dividends and common stock repurchases as compared to fiscal year 2011.
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
We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, or cash flows. Presented below is a summary of contractual obligations and other minimum commercial commitments as of April 26, 2013. See Notes 8 and 15 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding long-term debt and lease obligations, respectively. Additionally, see Note 13 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding accrued income tax obligations, which are not reflected in the table below.

	Maturity by Fiscal Year
(in millions)	Total	2014	2015	2016	2017	2018	Thereafter
Contractual obligations related to off-balance sheet arrangements:
Operating leases(1)	$294	$104	$74	$48	$27	$14	$27
Inventory purchases(2)	139	97	26	10	—	—	6
Commitments to fund minority investments/contingent acquisition consideration(3)	307	16	100	13	100	—	78
Interest payments(4)	4,189	367	342	290	277	263	2,650
Other(5)	144	80	37	5	2	1	19
Total	$5,073	$664	$579	$366	$406	$278	$2,780
Contractual obligations reflected in the balance sheet:
Long-term debt, including current portion(6)	$9,925	$550	$1,250	$1,100	$—	$1,000	$6,025
Capital leases	164	13	13	12	30	18	78
Total	$10,089	$563	$1,263	$1,112	$30	$1,018	$6,103

(1)	Certain leases require us to pay real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These future costs are not included in the schedule above.

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

(4)
Interest payments in the table above reflect the contractual interest payments on our outstanding debt, and exclude the impact of the debt discount amortization and impact of interest rate swap agreements. See Note 8 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding our debt agreements.

(5)	These obligations include certain research and development arrangements.

(6)
Long-term debt in the table above includes the $3.000 billion of 2013 Senior Notes, $1.075 billion of 2012 Senior Notes, $1.000 billion of 2011 Senior Notes, $3.000 billion of 2010 Senior Notes, $1.250 billion of 2009 Senior Notes, $600 million of 2005 Senior Notes, and certain bank borrowings. The table above excludes the debt discount, the fair value impact of outstanding interest rate swap agreements, and the unamortized gains from terminated interest rate swap agreements. See Notes 8 and 9 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding the interest rate swap agreements.

Debt and Capital
Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of total interest-bearing debt and equity was 36 percent as of April 26, 2013 and 38 percent as of April 27, 2012.
As part of our focus on returning value to our shareholders, shares are repurchased from time to time. In June 2011, our Board of Directors authorized the repurchase of 75 million shares of our common stock. During fiscal years 2013 and 2012, we repurchased approximately 31.2 million and 37.3 million shares at an average price of $39.97 and $38.64, respectively. As of April 26, 2013, we had approximately 27.2 million shares remaining under the June 2011 repurchase program. In June 2013, our Board of Directors authorized the repurchase of an additional 80 million shares of our common stock.
We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs. Short-term debt, including the current portion of our long-term debt and capital lease obligations, as of April 26, 2013, was $910 million compared to $3.274 billion as of April 27, 2012. We utilize a combination of Senior Convertible Notes and Senior Notes to meet our long-term financing needs. Long-term debt as of April 26, 2013 was $9.741 billion compared to $7.359 billion as of April 27, 2012. In April 2013, we repaid the remaining Senior Convertible Notes.

We periodically issue Senior Notes that are unsecured, senior obligations that rank equally with all other secured and unsubordinated indebtedness. We use the net proceeds from the sale of the Senior Notes primarily for working capital and general corporate purposes. The indentures under which the Senior Notes have been issued contain customary covenants, all of which we remain in compliance with as of April 26, 2013.
In March 2013, we issued three tranches of Senior Notes (collectively, the 2013 Senior Notes) with an aggregate face value of $3.000 billion. The first tranche consisted of $1.000 billion of 1.375 percent Senior Notes due 2018. The second tranche consisted of $1.250 billion of 2.750 percent Senior Notes due 2023. The third tranche consisted of $750 million of 4.000 percent Senior Notes due 2043. Interest on each series of the 2013 Senior Notes is payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2013. The Company used the net proceeds from the sale of the 2013 Senior Notes for working capital and general corporate purposes, including repayment of our indebtedness.
In April 2006, we issued $2.200 billion of 1.500 percent Senior Convertible Notes due 2011 (2011 Senior Convertible Notes) and $2.200 billion of 1.625 percent Senior Convertible Notes due 2013 (2013 Senior Convertible Notes) (collectively, the Senior Convertible Notes). The Senior Convertible Notes were issued at par and paid interest in cash semi-annually. The 2011 Senior Convertible Notes were repaid in April 2011. The 2013 Senior Convertible Notes were repaid in April 2013. Concurrent with the issuance of the 2013 Senior Convertible Notes, we purchased call options on our common stock in private transactions. The call options expired in June 2013 with no financial statement impact.
In separate private transactions, we sold warrants to issue shares of our common stock at an exercise price of $76.56 per share. Pursuant to these transactions, warrants for 41 million shares of our common stock may be settled over a specified period that began in July 2011 and warrants for 41 million shares of our common stock may be settled over a specified period beginning in July 2013 (the settlement dates). As of April 26, 2013 and April 27, 2012, warrants for 41 million shares of our common stock had expired.
As of April 26, 2013 and April 27, 2012, we had interest rate swap agreements designated as fair value hedges of underlying fixed-rate obligations including the Company’s $1.250 billion 3.000 percent 2010 Senior Notes due 2015, $600 million 4.750 percent 2005 Senior Notes due 2015, $500 million 2.625 percent 2011 Senior Notes due 2016, $500 million 4.125 percent 2011 Senior Notes due 2021, and $675 million 3.125 percent 2012 Senior Notes due 2022. For additional information regarding the interest rate swap agreements, refer to Note 9 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
We maintain a commercial paper program that allows us to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of April 26, 2013 and April 27, 2012, outstanding commercial paper totaled $125 million and $950 million, respectively. During fiscal years 2013 and 2012, the weighted average original maturity of the commercial paper outstanding was approximately 89 and 102 days, respectively, and the weighted average interest rate was 0.18 percent and 0.15 percent, respectively. The issuance of commercial paper reduces the amount of credit available under our existing lines of credit.
We have a $2.250 billion syndicated credit facility dated December 17, 2012 which expires on December 17, 2017 (Credit Facility). The Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase its capacity by an additional $750 million at any time during the term of the agreement. The Credit Facility replaced our four-year $2.250 billion syndicated credit facility which was scheduled to expire on December 9, 2013. As of April 26, 2013 and April 27, 2012, no amounts were outstanding on the committed lines of credit.
Approximately $218 million of the $224 million outstanding bank borrowings as of April 26, 2013 were short-term advances to certain non-U.S. subsidiaries under credit agreements with various banks. These advances are guaranteed by the Company. We have bank borrowings at interest rates considered favorable by management and where natural hedges can be gained for foreign exchange purposes.
At April 26, 2013, our S&P Ratings Services' ratings remain unchanged as compared to those at April 27, 2012 with long-term debt ratings of A+ and strong short-term debt ratings of A-1+ . On March 14, 2013, Moody's downgraded our long-term debt rating to A2, from A1. The downgrade of our long-term debt rating by Moody's reflects their belief that we will add future debt to help fund shareholder initiatives and potential U.S. acquisitions. We do not expect this downgrade to have a significant impact on our liquidity or future flexibility to access additional liquidity given our strong balance sheet and existing cash and investments, as well as our syndicated Credit Facility and related commercial paper program discussed above and within the “Liquidity and Capital Resources” section of this management’s discussion and analysis. Moody's short-term debt rating remains unchanged at P-1 as compared to the fiscal year ended April 27, 2012.
.

Interest rates on advances on our lines of credit are determined by a pricing matrix, based on our long-term debt ratings assigned by S&P Ratings Services and Moody’s. Facility fees are payable on the credit facilities and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which we remain in compliance with as of April 26, 2013.
Acquisitions
Fiscal Year 2013
On November 1, 2012, we acquired Kanghui, a Chinese manufacturer and distributor of orthopedic products in trauma, spine, and joint reconstruction. Total consideration for the transaction was approximately $816 million. The total value of the transaction, net of Kanghui's cash, was approximately $797 million.
Fiscal Year 2012
On August 31, 2011, we acquired Salient. Salient develops and markets devices for haemostatic sealing of soft tissue and bone incorporating advanced energy technology. Salient’s devices are used in a variety of surgical procedures including orthopedic surgery, spine, open abdominal, and thoracic procedures. Total consideration for the transaction was approximately $497 million. We had previously invested in Salient and held an 8.9 percent ownership position in the company. In connection with the acquisition of Salient, we recognized a gain on our previously-held investment of $32 million, which was recorded within acquisition-related items in the consolidated statements of earnings in the second quarter of fiscal year 2012. Net of this ownership position, the transaction value was approximately $452 million.
On August 31, 2011, we acquired PEAK. PEAK develops and markets tissue dissection devices incorporating advanced energy technology. Total consideration for the transaction was approximately $113 million. We had previously invested in PEAK and held an 18.9 percent ownership position in the company. In connection with the acquisition of PEAK, we recognized a gain on our previously-held investment of $6 million, which was recorded within acquisition-related items in the consolidated statements of earnings in the second quarter of fiscal year 2012. Net of this ownership position, the transaction value was approximately $96 million.
Fiscal Year 2011
On January 13, 2011, we acquired privately-held Ardian. We had previously invested in Ardian and held an 11.3 percent ownership position. Ardian develops catheter-based therapies to treat uncontrolled hypertension and related conditions. Total consideration for the transaction was $1.020 billion which includes the estimated fair value of revenue-based contingent consideration of $212 million. The terms of the transaction included an up-front cash payment of $717 million, excluding our pro-rata share in Ardian, plus potential future commercial milestone payments equal to the annual revenue growth beginning in fiscal year 2012 through the end of our fiscal year 2015. We recognized a gain of $85 million on our previously-held investment, which was recorded within acquisition-related items in the consolidated statements of earnings in the third quarter of fiscal year 2011.
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
On June 2, 2010, we acquired substantially all of the assets of Axon, a privately-held company. Prior to the acquisition, we distributed a large portion of Axon’s products. This acquisition has helped us bring to market the next generation of surgeon-directed and professionally supported spinal and cranial neuromonitoring technologies, thereby expanding the availability of these technologies. Total consideration for the transaction, net of cash acquired, was $62 million, which included the settlement of existing Axon debt.
The pro forma impact of the above acquisitions was not significant, individually or in the aggregate, to our results for the fiscal years ended April 26, 2013, April 27, 2012, or April 29, 2011. The results of operations related to each company acquired have been included in our consolidated statements of earnings since the date each company was acquired.

In addition to the acquisitions above, we periodically acquire certain tangible or intangible assets from enterprises that do not otherwise qualify for accounting as a business combination. These transactions are reflected in the consolidated statements of cash flows as a component of investing activities under other investing activities, net.
New Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Operations Outside of the United States
The table below illustrates U.S. net sales versus net sales outside the U.S. for fiscal years 2013, 2012, and 2011:

	Fiscal Year
(in millions)	2013	2012	2011
U.S. net sales	$9,059	$8,828	$8,872
Non-U.S. net sales	7,531	7,356	6,636
Total net sales	$16,590	$16,184	$15,508
For fiscal year 2013, net sales outside the U.S. increased 2 percent over the prior fiscal year. Foreign currency had an unfavorable impact of $328 million on net sales for fiscal year 2013. Outside the U.S., net sales growth was led by strong growth in Endovascular, Diabetes, and Surgical Technologies, and solid growth in our Neuromodulation and Structural Heart businesses. Growth was partially offset by unfavorable foreign currency translation and slight declines in CRDM defibrillation and pacing systems and Core Spine.
For fiscal year 2012, net sales outside the U.S. increased 11 percent over fiscal year 2011. The sales growth was led by strong double-digit growth in Coronary, Structural Heart, Endovascular, Spine, Diabetes, and Surgical Technologies.
Net sales outside the U.S. are accompanied by certain financial risks, such as changes in foreign currency exchange rates and collection of receivables, which typically have longer payment terms. We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. However, a significant amount of our outstanding accounts receivable are with national health care systems in many countries. We continue to monitor the economic conditions in many countries outside the U.S. (particularly Italy, Spain, Portugal, and Greece) and the average length of time it takes to collect on our outstanding accounts receivable in these countries. As of April 26, 2013 and April 27, 2012, the aggregate accounts receivable balance for Italy, Spain, Portugal, and Greece, net of allowance for doubtful accounts, was $770 million and $967 million, respectively. We also continue to monitor the creditworthiness of customers located in these and other geographic areas. In the past, accounts receivable balances with certain customers in these countries accumulated over time and were subsequently settled as large lump sum payments. Although we do not currently foresee a significant credit risk associated with a material portion of these receivables, repayment is dependent upon the financial stability of the economies of those countries. For certain Greece distributors, collectability is not reasonably assured for revenue transactions and we defer revenue recognition until all revenue recognition criteria are met. As of April 26, 2013 and April 27, 2012, our deferred revenue balance for certain Greece distributors was $21 million and $15 million, respectively. Outstanding gross receivables from customers outside the U.S. totaled $2.349 billion at April 26, 2013, or 61 percent of total outstanding accounts receivable, and $2.408 billion as of April 27, 2012, or 62 percent of total outstanding accounts receivable.
Cautionary Factors That May Affect Future Results
This Annual Report, and other written reports and oral statements made by or with the approval of one of the Company’s executive officers from time to time, may include “forward-looking” statements. Forward-looking statements broadly involve our current expectations or forecasts of future results. Our forward-looking statements generally relate to our growth and growth strategies, financial results, product development, research and development strategy, regulatory approvals, competitive strengths, restructuring initiatives, intellectual property rights, litigation and tax matters, government investigations, mergers and acquisitions, divestitures, market acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, working capital adequacy, our effective tax rate, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions. Forward-looking statements in this Annual Report include, but are not limited to, statements regarding our ability to drive long-term shareholder value, development and future launches of products and continued or future acceptance of products in our operating segments; expected timing for completion of research studies relating to our products; market positioning and performance of our products, including stabilization of certain product markets; unanticipated issues that may affect U.S. FDA and non-U.S. regulatory approval of new products; increased presence in new markets, including markets outside the U.S.; changes in the market and our market share; acquisitions and investment initiatives, as well as integration of acquired companies into our operations; the resolution of tax matters; the effectiveness of our development activities in reducing patient care costs and hospital stay lengths; our approach towards cost containment; our expectations regarding health care costs; the elimination of certain positions or costs related to restructuring initiatives; outcomes in our litigation matters and government investigations; general economic conditions; the adequacy of available working capital and our working capital needs; the continued strength of our balance sheet and liquidity; our accounts receivable exposure; and the potential impact of our compliance with governmental regulations and accounting guidance. One must carefully consider forward-looking statements and understand that such statements may be affected by inaccurate assumptions and may involve a variety of risks and uncertainties, known and unknown, including, among others, those discussed in the sections entitled “Government Regulation and Other Considerations” within “Item 1. Business” and “Item 1A. Risk Factors” in this Annual Report on Form 10-K, as well as those related to competition in the medical device industry, reduction or interruption in our supply, quality problems, liquidity, decreasing prices, adverse regulatory action, litigation results, self-insurance, commercial insurance, health care policy changes, and international operations. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.
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
We use operational and economic hedges, as well as currency exchange rate derivative instruments, to manage the impact of currency exchange rate changes on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, we enter into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of the derivative instruments are the Euro and Japanese Yen. We do not enter into currency exchange rate derivative instruments for speculative purposes.
The gross notional amount of all currency exchange rate derivative instruments outstanding at April 26, 2013 and April 27, 2012 was $6.812 billion and $5.136 billion, respectively. At April 26, 2013, these contracts were in an unrealized gain position of $172 million. A sensitivity analysis of changes in the fair value of all foreign currency exchange rate derivative contracts at April 26, 2013 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $553 million, respectively. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities, fixed-to-floating interest rate swap agreements, and forward starting interest rate swap agreements. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10 basis point change in interest rates, compared to interest rates as of April 26, 2013, indicates that the fair value of these instruments would correspondingly change by $27 million.
We have investments in marketable debt securities that are classified and accounted for as available-for-sale. Our debt securities include U.S. government and agency securities, foreign government and agency securities, corporate debt securities, certificates of deposit, mortgage-backed securities, other asset-backed securities, and auction rate securities. For a discussion of current market conditions and the impact on our financial condition and results of operations, please see the “Liquidity and Capital Resources” section of “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.
For additional discussion of market risk, see Notes 5 and 9 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Medtronic, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Medtronic, Inc. and its subsidiaries (the Company) at April 26, 2013 and April 27, 2012, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 26, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 26, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the financial statements, the Company has elected to change its method of classification of its investments effective April 26, 2013.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
June 24, 2013

Medtronic, Inc.
Consolidated Statements of Earnings

	Fiscal Year
	2013	2012	2011
(in millions, except per share data)
Net sales	$16,590	$16,184	$15,508

Costs and expenses:
Cost of products sold	4,126	3,889	3,700
Research and development expense	1,557	1,490	1,472
Selling, general, and administrative expense	5,698	5,623	5,427
Restructuring charges, net	172	87	259
Certain litigation charges, net	245	90	245
Acquisition-related items	(49)	12	14
Amortization of intangible assets	331	335	339
Other expense, net	108	364	110
Interest expense, net	151	149	278
Total costs and expenses	12,339	12,039	11,844

Earnings from continuing operations before income taxes	4,251	4,145	3,664

Provision for income taxes	784	730	609

Earnings from continuing operations	3,467	3,415	3,055

Discontinued operations, net of tax:
Earnings from operations of Physio-Control	—	32	43
Physio-Control divestiture-related costs	—	(34)	(2)
Gain on sale of Physio-Control	—	204	—
Earnings from discontinued operations	—	202	41

Net earnings	$3,467	$3,617	$3,096

Basic earnings per share:
Earnings from continuing operations	$3.40	$3.24	$2.84
Net earnings	$3.40	$3.43	$2.87
Diluted earnings per share:
Earnings from continuing operations	$3.37	$3.22	$2.82
Net earnings	$3.37	$3.41	$2.86

Basic weighted average shares outstanding	1,019.3	1,053.9	1,077.4
Diluted weighted average shares outstanding	1,027.5	1,059.9	1,081.7

Cash dividends declared per common share	$1.04	$0.97	$0.90
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic, Inc.
Consolidated Statements of Comprehensive Income

	Fiscal Year
	2013	2012	2011
(in millions)
Net earnings	$3,467	$3,617	$3,096

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments, net of tax expense (benefit) of $(19), $(38), and $130, respectively	(33)	(66)	226
Translation adjustment	(21)	(137)	200
Net change in retirement obligations, net of tax expense (benefit) of $(4), $(130), and $3, respectively	(18)	(227)	5
Unrealized gain (loss) on derivatives, net of tax expense (benefit) of $30, $105, and $(183), respectively	53	181	(348)

Other comprehensive income (loss)	(19)	(249)	83

Comprehensive income	$3,448	$3,368	$3,179
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic, Inc.
Consolidated Balance Sheets

	April 26, 2013	April 27, 2012
(in millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$860	$1,172
Investments	10,211	8,178
Accounts receivable, less allowances of $98 and $100, respectively	3,727	3,808
Inventories	1,712	1,800
Tax assets	539	703
Prepaid expenses and other current assets	744	675
Total current assets	17,793	16,336
Property, plant, and equipment, net	2,490	2,473
Goodwill	10,329	9,934
Other intangible assets, net	2,673	2,647
Long-term tax assets	232	176
Other assets	1,324	1,252
Total assets	$34,841	$32,818
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$910	$3,274
Accounts payable	622	565
Accrued compensation	1,011	912
Accrued income taxes	88	154
Deferred tax liabilities	16	14
Other accrued expenses	1,244	1,008
Total current liabilities	3,891	5,927
Long-term debt	9,741	7,359
Long-term accrued compensation and retirement benefits	752	759
Long-term accrued income taxes	1,168	1,005
Long-term deferred tax liabilities	340	276
Other long-term liabilities	278	379
Total liabilities	16,170	15,705
Commitments and contingencies (Notes 4, 15, and 17)
Shareholders’ equity:
Preferred stock— par value $1.00; 2.5 million shares authorized, none outstanding	—	—
Common stock— par value $0.10; 1.6 billion shares authorized, 1,016,014,005 and 1,037,194,934 shares issued and outstanding, respectively	102	104
Retained earnings	19,061	17,482
Accumulated other comprehensive loss	(492)	(473)
Total shareholders’ equity	18,671	17,113
Total liabilities and shareholders’ equity	$34,841	$32,818
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic, Inc.
Consolidated Statements of Shareholders’ Equity

	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in millions)
Balance as of April 30, 2010	1,097	$110	$14,826	$(307)	$14,629
Net earnings	—	—	3,096	—	3,096
Other comprehensive income	—	—	—	83	83
Dividends to shareholders	—	—	(969)	—	(969)
Issuance of common stock under stock purchase and award plans	3	—	85	—	85
Repurchase of common stock	(30)	(3)	(1,137)	—	(1,140)
Tax benefit (deficit) from exercise of stock-based awards	—	—	(14)	—	(14)
Stock-based compensation	—	—	198	—	198
Balance as of April 29, 2011	1,070	$107	$16,085	$(224)	$15,968
Net earnings	—	—	3,617	—	3,617
Other comprehensive loss	—	—	—	(249)	(249)
Dividends to shareholders	—	—	(1,021)	—	(1,021)
Issuance of common stock under stock purchase and award plans	4	—	96	—	96
Repurchase of common stock	(37)	(3)	(1,437)	—	(1,440)
Tax benefit (deficit) from exercise of stock-based awards	—	—	(19)	—	(19)
Stock-based compensation	—	—	161	—	161
Balance as of April 27, 2012	1,037	$104	$17,482	$(473)	$17,113
Net earnings	—	—	3,467	—	3,467
Other comprehensive loss	—	—	—	(19)	(19)
Dividends to shareholders	—	—	(1,055)	—	(1,055)
Issuance of common stock under stock purchase and award plans	10	1	266	—	267
Repurchase of common stock	(31)	(3)	(1,244)	—	(1,247)
Tax benefit (deficit) from exercise of stock-based awards	—	—	(7)	—	(7)
Stock-based compensation	—	—	152	—	152
Balance as of April 26, 2013	1,016	$102	$19,061	$(492)	$18,671
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic, Inc.
Consolidated Statements of Cash Flows

	Fiscal Year
	2013	2012	2011
(in millions)
Operating Activities:
Net earnings	$3,467	$3,617	$3,096
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	819	833	804
Amortization of debt discount and issuance costs	104	85	171
Gain on sale of Physio-Control	—	(218)	—
Acquisition-related items	(74)	45	44
Provision for doubtful accounts	51	66	47
Deferred income taxes	(7)	14	153
Stock-based compensation	152	161	198
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	1	(252)	(342)
Inventories	93	(185)	(101)
Accounts payable and accrued liabilities	422	300	(37)
Other operating assets and liabilities	(215)	155	(532)
Certain litigation charges, net	245	90	245
Certain litigation payments	(175)	(241)	(5)
Net cash provided by operating activities	4,883	4,470	3,741
Investing Activities:
Acquisitions, net of cash acquired	(820)	(556)	(1,332)
Proceeds from divestiture of Physio-Control	—	386	—
Additions to property, plant, and equipment	(457)	(484)	(501)
Purchases of marketable securities	(12,321)	(9,704)	(9,043)
Sales and maturities of marketable securities	10,511	7,717	9,318
Other investing activities, net	(14)	(21)	(176)
Net cash used in investing activities	(3,101)	(2,662)	(1,734)
Financing Activities:
Acquisition-related contingent consideration	(18)	(118)	—
Change in short-term borrowings, net	(720)	165	619
Repayment of short-term borrowings (maturities greater than 90 days)	(2,700)	(3,275)	(1,325)
Proceeds from short-term borrowings (maturities greater than 90 days)	2,628	2,525	2,327
Issuance of long-term debt	2,980	1,210	1,000
Payments on long-term debt	(2,214)	(24)	(2,603)
Dividends to shareholders	(1,055)	(1,021)	(969)
Issuance of common stock	267	96	85
Repurchase of common stock	(1,247)	(1,440)	(1,140)
Other financing activities	(22)	—	—
Net cash used in financing activities	(2,101)	(1,882)	(2,006)
Effect of exchange rate changes on cash and cash equivalents	7	(71)	62
Net change in cash and cash equivalents	(312)	(145)	63
Cash and cash equivalents at beginning of period	1,172	1,317	1,254
Cash and cash equivalents at end of period	$860	$1,172	$1,317
Supplemental Cash Flow Information
Cash paid for:
Income taxes	$537	$454	$826
Interest	333	312	292
The consolidated statements of cash flows for the prior periods include the activities of the discontinued operations.
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Beginning in the third quarter of fiscal year 2012, the results of operations, assets, and liabilities of the Physio-Control business, which were previously presented as a component of the Cardiac and Vascular Group operating segment, are classified as discontinued operations. All information in the following notes to the consolidated financial statements includes only results from continuing operations (excluding Physio-Control) for all periods presented, unless otherwise noted. For further information regarding discontinued operations, see Note 16.
Fiscal Year-End The Company utilizes a 52/53-week fiscal year, ending the last Friday in April. The Company’s fiscal years 2013, 2012, and 2011 ended on April 26, 2013, April 27, 2012, and April 29, 2011, respectively, all of which were 52-week years.
Reclassifications Certain prior period amounts have been reclassified to conform to the current year presentation.
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
Investments Investments in marketable equity securities and debt securities are classified and accounted for as available-for-sale at April 26, 2013 and April 27, 2012. Debt securities include corporate debt securities, U.S. and foreign government and agency securities, certificates of deposit, mortgage-backed securities, other asset-backed securities, and auction rate securities. These investments are recorded at fair value in the consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive loss on the consolidated balance sheets.
Investments in securities that are classified and accounted for as trading securities at April 26, 2013 and April 27, 2012 include exchange-traded funds and are recorded at fair value on the consolidated balance sheets. The Company’s trading securities seek to offset changes in liabilities related to equity and other market risks of certain deferred compensation arrangements. The change in fair value for trading securities is recorded as a component of interest expense, net on the consolidated statements of earnings. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date.
Effective April 26, 2013, the Company changed the method of classification of certain investments previously classified as long-term investments to current. The prior period balances have been reclassified to conform to the current year presentation. This new method classifies these securities as current or long-term based on the nature of the securities and availability for use in current operations while the prior classification was based on the maturities of the investments. The Company believes this method is preferable because it is consistent with how the Company manages its capital structure and liquidity. In conjunction with this change in classification of investments, the Company changed the classification of deferred taxes related to the unrealized gains and losses on investments previously classified as long-term from non-current assets to current assets.
Certain of the Company’s investments in equity and other securities are long-term, strategic investments in companies that are in varied stages of development. The Company accounts for these investments under the cost or the equity method of accounting, as appropriate. These investments are included in other assets on the consolidated balance sheets. The valuation of equity and other securities accounted for under the cost method considers all available financial information related to the investee, including

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

valuations based on recent third-party equity investments in the investee. If an unrealized loss for any investment is considered to be other-than-temporary, the loss will be recognized in the consolidated statements of earnings in the period the determination is made. Equity securities accounted for under the equity method are initially recorded at the amount of the Company’s investment and adjusted each period for the Company’s share of the investee’s income or loss and dividends paid. Equity securities accounted for under both the cost and equity methods are reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. See Note 5 for discussion of the gains and losses recognized on equity and other securities.
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
Inventories Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

(in millions)	April 26, 2013	April 27, 2012
Finished goods	$1,174	$1,175
Work in process	248	288
Raw materials	290	337
Total	$1,712	$1,800
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

(in millions)	April 26, 2013	April 27, 2012	Lives (in years)
Land and land improvements	$151	$135	Up to 20
Buildings and leasehold improvements	1,532	1,475	Up to 40
Equipment	4,110	3,858	3-7
Construction in progress	359	328	—
Subtotal	6,152	5,796
Less: Accumulated depreciation	(3,662)	(3,323)
Property, plant, and equipment, net	$2,490	$2,473
Depreciation expense of $488 million, $498 million, and $464 million was recognized in fiscal years 2013, 2012, and 2011, respectively.
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
Other Intangible Assets Other intangible assets include patents, trademarks, purchased technology, and in-process research and development (IPR&D) (since April 25, 2009). Intangible assets with a definite life are amortized on a straight-line or accelerated basis, as appropriate, with estimated useful lives ranging from three to 20 years. Intangible assets with a definite life are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. Indefinite-lived intangible assets are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. Impairment is calculated as the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted future cash flow analysis.

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
Changes in the Company’s product warranty obligations during the years ended April 26, 2013 and April 27, 2012 consisted of the following:

(in millions)
Balance as of April 29, 2011	$35
Warranty claims provision	23
Settlements made	(27)
Balance as of April 27, 2012	$31
Warranty claims provision	25
Settlements made	(21)
Balance as of April 26, 2013	$35

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

Self-Insurance It is the Company’s policy to self-insure the vast majority of its insurable risks including medical and dental costs, disability coverage, physical loss to property, business interruptions, workers’ compensation, comprehensive general, and product liability. Insurance coverage is obtained for those risks required to be insured by law or contract. A provision for losses under the self-insured program is recorded and revised quarterly. The Company uses claims data and historical experience, as applicable, to estimate liabilities associated with the exposures that the Company has self-insured. Based on historical loss trends, the Company believes that its self-insurance program accruals are adequate to cover future losses. Historical trends, however, may not be indicative of future losses. These losses could have a material adverse impact on the Company’s consolidated financial statements.
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
The Company evaluates the discount rate, retirement age, compensation rate increases, expected return on plan assets, and health care cost trend rates of its pension benefits and post-retirement benefits annually. In evaluating these assumptions, many factors are considered, including an evaluation of assumptions made by other companies, historical assumptions compared to actual results, current market conditions, asset allocations, and the views of leading financial advisors and economists. In evaluating the expected retirement age assumption, the Company considers the retirement ages of past employees eligible for pension and medical benefits together with expectations of future retirement ages. Refer to Note 14 for additional information regarding the Company’s retirement benefit plans.
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
Shipping and Handling Shipping and handling costs incurred were $153 million, $146 million, and $136 million in fiscal years 2013, 2012, and 2011, respectively, and are included in selling, general, and administrative expense in the consolidated statements of earnings.
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
Other Expense, Net Other expense, net includes royalty income and expense, realized equity security gains and losses, realized foreign currency transaction and derivative gains and losses, impairment charges on equity securities, the Puerto Rico excise tax, and the U.S. medical device excise tax.
Stock-Based Compensation The Company’s compensation programs include share-based payments. All awards under share-based payment programs are accounted for at fair value and these fair values are generally amortized on a straight-line basis over the vesting terms into cost of products sold, research and development expense, and selling, general, and administrative expense in the consolidated statements of earnings, as appropriate. Refer to Note 12 for additional information.
Foreign Currency Translation Assets and liabilities of non-U.S. functional currency entities are translated to U.S. dollars at period-end exchange rates, and the resulting gains and losses arising from the translation of those net assets are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive loss on the consolidated balance sheets.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

Elements of the consolidated statements of earnings are translated at average currency exchange rates in effect during the period and foreign currency transaction gains and losses are included in other expense, net in the consolidated statements of earnings.
Comprehensive Income and Accumulated Other Comprehensive Loss In addition to net earnings, comprehensive income includes changes in currency exchange rate translation adjustments, unrealized gains and losses on currency exchange rate derivative contracts and interest rate derivative instruments qualifying and designated as cash flow hedges, net changes in retirement obligation funded status, and unrealized gains and losses on available-for-sale marketable securities. Taxes are not provided on cumulative translation adjustments as substantially all translation adjustments relate to earnings that are intended to be indefinitely reinvested outside the U.S.
Presented below is a summary of activity for each component of accumulated other comprehensive loss for fiscal years 2013, 2012, and 2011:

(in millions)	Unrealized Gain (Loss) on Investments	Cumulative Translation Adjustments	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Loss
Balance as of April 30, 2010	$(30)	$243	$(612)	$92	$(307)
Other comprehensive (loss) income	226	200	5	(348)	83
Balance as of April 29, 2011	$196	$443	$(607)	$(256)	$(224)
Other comprehensive (loss) income	(66)	(137)	(227)	181	(249)
Balance as of April 27, 2012	$130	$306	$(834)	$(75)	$(473)
Other comprehensive (loss) income	(33)	(21)	(18)	53	(19)
Balance as of April 26, 2013	$97	$285	$(852)	$(22)	$(492)
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
Refer to the consolidated statements of comprehensive income for additional information.
Derivatives U.S. GAAP requires companies to recognize all derivatives as assets and liabilities on the balance sheet and to measure the instruments at fair value through earnings unless the derivative qualifies as a hedge. If the derivative is a hedge, depending on the nature of the hedge and hedge effectiveness, changes in the fair value of the derivative will either be recognized currently through earnings or recorded in other comprehensive income (loss) until the hedged item is recognized in earnings upon settlement/termination. The changes in the fair value of the derivative are intended to offset the change in fair value of the hedged asset, liability, or probable commitment. The Company evaluates hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is recorded in earnings.
The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the forward contract, the derivative is designated as either a freestanding derivative or cash flow hedge. The primary currencies of the derivative instruments are the Euro and the Japanese Yen. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. All derivative instruments are recorded at fair value on the consolidated balance sheets, as a component of prepaid expenses and other current assets, other assets, other accrued expenses, or other long-term liabilities depending upon the gain or loss position of the contract and contract maturity date.
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

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

expense, net or cost of products sold in the consolidated statements of earnings, depending on the underlying transaction that is being hedged.
The Company uses forward currency exchange rate contracts to offset its exposure to the change in value of specific foreign currency denominated assets and liabilities. These forward currency exchange rate contracts are not designated as hedges, and therefore, changes in the value of these freestanding derivatives are recognized currently in earnings, thereby offsetting the current earnings effect of the related change in value of foreign currency denominated assets and liabilities.
The Company uses forward starting interest rate derivative instruments to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. These derivative instruments are designated as cash flow hedges under U.S. GAAP. The effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and beginning in the period or periods in which the planned debt issuance occurs, the gain or loss is then reclassified into interest expense, net over the term of the related debt.
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

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

The table below sets forth the computation of basic and diluted earnings per share:

	Fiscal Year
(in millions, except per share data)	2013	2012	2011
Numerator:
Earnings from continuing operations	$3,467	$3,415	$3,055
Earnings from discontinued operations	—	202	41
Net earnings	3,467	3,617	3,096
Denominator:
Basic – weighted average shares outstanding	1,019.3	1,053.9	1,077.4
Effect of dilutive securities:
Employee stock options	2.8	0.9	0.6
Employee restricted stock units	5.3	4.9	3.4
Other	0.1	0.2	0.3
Diluted – weighted average shares outstanding	1,027.5	1,059.9	1,081.7
Basic earnings per share:
Earnings from continuing operations	$3.40	$3.24	$2.84
Earnings from discontinued operations	$—	$0.19	$0.04
Net earnings*	$3.40	$3.43	$2.87
Diluted earnings per share:
Earnings from continuing operations	$3.37	$3.22	$2.82
Earnings from discontinued operations	$—	$0.19	$0.04
Net earnings	$3.37	$3.41	$2.86
* All earnings per share amounts have been rounded to the nearest $0.01, and therefore, may not sum.
The calculation of weighted average diluted shares outstanding excludes options for approximately 38 million, 51 million, and 59 million shares of common stock in fiscal years 2013, 2012, and 2011, respectively, because their effect would be anti-dilutive on the Company’s earnings per share. For fiscal years 2013, 2012, and 2011, common share equivalents related to the Company’s $2.200 billion of 2013 Senior Convertible Notes were anti-dilutive as the market price of the Company’s stock was below the conversion price of the 2013 Senior Convertible Notes and, therefore, were excluded from the calculation of weighted average diluted shares.
New Accounting Standards
Recently Adopted
In June 2011, and as subsequently amended in December 2011, the Financial Accounting Standards Board (FASB) issued final guidance on the presentation of comprehensive income. Under the newly issued guidance, net income and comprehensive income may only be presented either as one continuous statement or in two separate, but consecutive statements. The Company retrospectively adopted this guidance in the first quarter of fiscal year 2013, with comprehensive income shown as a separate statement immediately following the consolidated statements of earnings. Since the new guidance only relates to presentation, its adoption did not impact the Company’s financial position, results of operations, or cash flows.
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

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

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
In February 2013, the FASB expanded the disclosure requirements with respect to changes in accumulated other comprehensive income (AOCI). Under this new guidance, companies will be required to disclose the amount of income (or loss) reclassified out of AOCI to each respective line item on the statements of earnings where net income is presented. The guidance allows companies to elect whether to disclose the reclassification either in the notes to the financial statements or parenthetically on the face of the financial statements. This update is effective for the Company beginning in the first quarter of fiscal year 2014. Since the accounting guidance only impacts disclosure requirements, its adoption will not have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued amended guidance on a parent company's accounting for the cumulative translation adjustment (CTA) recorded in AOCI associated with a foreign entity. The amendment requires a parent to release into net income the CTA related to its investment in a foreign entity when it either sells a part or all of its investment in, or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2015, with early adoption permitted. Subsequent to adoption, this amended guidance would impact the Company's financial position and results of operations prospectively in the instance of an event or transaction described above.
2. Certain Litigation Charges, Net
The Company classifies material litigation reserves and gains recognized as certain litigation charges, net.
During fiscal year 2013, the Company recorded certain litigation charges, net of $245 million related to probable and reasonably estimated damages resulting from patent litigation with Edwards Lifesciences, Inc. Refer to Note 17 for additional information.
During fiscal year 2012, the Company recorded certain litigation charges, net of $90 million related to the agreement to settle the federal securities class action initiated in December 2008 by the Minneapolis Firefighters’ Relief Association. During the fourth quarter of fiscal year 2012, Medtronic settled all of these class claims for $85 million and incurred $5 million in additional litigation fees.
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

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

3. Restructuring Charges, Net
Fiscal Year 2013 Initiative
In the fourth quarter of fiscal year 2013, the Company recorded a $192 million restructuring charge, which consisted of employee termination costs of $150 million, asset write-downs of $13 million, contract termination costs of $18 million, and other related costs of $11 million. Of the $13 million of asset write-downs, $10 million related to inventory write-offs of discontinued product lines and production-related asset impairments, and therefore, was recorded within costs of products sold in the consolidated statements of earnings. The fiscal year 2013 initiative was designed to scale back the Company's infrastructure in slower growing areas of the business, while continuing to invest in geographies, businesses, and products where faster growth is anticipated. A number of factors have contributed to ongoing challenging market dynamics, including increased pricing pressure, various governmental austerity measures, and the U.S. medical device excise tax.
As of the end of the fourth quarter of fiscal year 2013, the Company identified approximately 2,000 positions for elimination to be achieved through involuntary and voluntary separation. The fiscal year 2013 initiative is scheduled to be substantially complete by the end of the fourth quarter of fiscal year 2014.
A summary of the activity related to the fiscal year 2013 initiative is presented below:

	Fiscal Year 2013 Initiative
(in millions)	Employee Termination Costs	Asset Write-downs	Other Costs	Total
Balance as of April 27, 2012	$—	$—	$—	$—
Restructuring charges	150	13	29	192
Payments/write-downs	(3)	(13)	(6)	(22)
Balance as of April 26, 2013	$147	$—	$23	$170
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
As of the end of the fourth quarter of fiscal year 2012, the Company identified approximately 1,000 positions for elimination to be achieved through involuntary and voluntary separation. As of April 26, 2013, the fiscal year 2012 initiative was substantially complete.
In the fourth quarter of fiscal year 2013, the Company recorded a $10 million reversal of excess restructuring reserves related to the fiscal year 2012 initiative. This reversal was primarily a result of revisions to particular strategies and certain employees identified for elimination finding other positions within the Company.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

A summary of the activity related to the fiscal year 2012 initiative is presented below:

	Fiscal Year 2012 Initiative
(in millions)	Employee Termination Costs	Asset Write-downs	Other Costs	Total
Balance as of April 29, 2011	$—	$—	$—	$—
Restructuring charges	66	9	43	118
Payments/write-downs	(2)	(9)	(16)	(27)
Balance as of April 27, 2012	$64	$—	$27	$91
Payments	(54)	—	(23)	(77)
Reversal of excess accrual	(10)	—	—	(10)
Balance as of April 26, 2013	$—	$—	$4	$4
Fiscal Year 2011 Initiative
In the fourth quarter of fiscal year 2011, the Company recorded a $272 million restructuring charge (including $2 million of restructuring charges related to the Physio-Control business presented as divestiture-related costs within discontinued operations), which consisted of employee termination costs of $177 million, asset write-downs of $24 million, contract termination fees of $45 million, and other related costs of $26 million. The fiscal year 2011 initiative was designed to restructure the business to align its cost structure to current market conditions and to continue to position the Company for long-term sustainable growth in emerging markets and new technologies. Included in the $177 million of employee termination costs were severance and the associated costs of continued medical benefits and outplacement services, as well as $15 million of incremental defined benefit pension and post-retirement related expenses for employees that accepted voluntary early retirement packages. These costs are not included in the table summarizing the restructuring costs below because they are associated with costs that are accounted for under the pension and post-retirement rules. For further discussion on the incremental defined benefit pension and post-retirement related expenses, see Note 14. Of the $24 million of asset write-downs, $11 million related to inventory write-offs of discontinued product lines and production-related asset impairments, and therefore, was recorded within cost of products sold in the consolidated statements of earnings. Additionally, included in the other related costs was a $19 million intangible asset impairment related to the discontinuance of a product line within the Structural Heart business.
As of the end of the fourth quarter of fiscal year 2011, the Company identified approximately 2,100 net positions (including 55 net positions at Physio-Control) for elimination which were achieved through voluntary early retirement packages, voluntary separation, and involuntary separation. As of April 27, 2012, the fiscal year 2011 initiative was substantially complete.
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

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

A summary of the activity (including Physio-Control) related to the fiscal year 2011 initiative is presented below:

	Fiscal Year 2011 Initiative
(in millions)	Employee Termination Costs	Asset Write-downs	Other Costs	Total
Balance as of Balance as of April 30, 2010	$—	$—	$—	$—
Restructuring charges	162	24	71	257
Payments/write-downs	(5)	(24)	(24)	(53)
Balance as of April 29, 2011	$157	$—	$47	$204
Payments	(134)	—	(35)	(169)
Reversal of excess accrual	(23)	—	(8)	(31)
Balance as of April 27, 2012	$—	$—	$4	$4
Payments	—	—	(4)	(4)
Balance as of April 26, 2013	$—	$—	$—	$—

4. Acquisitions and Acquisition-Related Items
The Company had various acquisitions and other acquisition-related activity during fiscal years 2013, 2012, and 2011. Certain acquisitions were accounted for as business combinations as noted below. In accordance with authoritative guidance on business combination accounting, the assets and liabilities of the company acquired were recorded as of the acquisition date, at their respective fair values, and consolidated. The pro forma impact of these acquisitions was not significant, individually or in the aggregate, to the results of the Company for the fiscal years ended April 26, 2013, April 27, 2012, or April 29, 2011. The results of operations related to each company acquired have been included in the Company’s consolidated statements of earnings since the date each company was acquired.
Fiscal Year 2013
China Kanghui Holdings
On November 1, 2012, the Company acquired China Kanghui Holdings (Kanghui). Kanghui is a Chinese manufacturer and distributor of orthopedic products in trauma, spine, and joint reconstruction. Total consideration for the transaction was approximately $816 million. The total value of the transaction, net of Kanghui's cash, was approximately $797 million. Based on the acquisition valuation, the Company acquired $288 million of technology-based assets and $53 million of tradenames and customer-related intangible assets that each had a weighted average estimated useful life of 11 years at the time of acquisition and $404 million of goodwill. Acquired goodwill is not deductible for tax purposes.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company accounted for the acquisition of Kanghui as a business combination. During the fourth quarter of fiscal year 2013, the Company recorded minor adjustments to current assets, goodwill, other assets, current liabilities, and long-term deferred tax liabilities, net as a result of finalizing the purchase accounting. The Company recorded the identifiable assets acquired and liabilities assumed at fair value as follows:

(in millions)
Current assets	$106
Property, plant, and equipment	56
Intangible assets	341
Goodwill	404
Other assets	11
Total assets acquired	918

Current liabilities	29
Long-term deferred tax liabilities, net	72
Other long-term liabilities	1
Total liabilities assumed	102
Net assets acquired	$816
Other Acquisitions and Acquisition-Related Items
During fiscal year 2013, the Company recorded net income from acquisition-related items of $49 million, including income of $62 million related to the change in fair value of contingent milestone payments associated with acquisitions subsequent to April 29, 2009. The change in fair value of contingent milestone payments is primarily related to adjustments in Ardian, Inc. (Ardian) contingent commercial milestone payments, which are based on annual revenue growth through 2015, due to current slower commercial ramp in Europe. Additionally, during fiscal year 2013, the Company incurred transaction costs of $13 million in connection with the acquisition of Kanghui, an IPR&D impairment charge of $5 million related to a technology recently acquired by the Structural Heart business, and $5 million of transaction costs related to the divestiture of the Physio-Control business, and recognized $10 million of income related to the reversal of an acquired contingent liability from ATS Medical, Inc. (ATS Medical). These amounts are included within acquisition-related items in the consolidated statements of earnings.
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

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company accounted for the acquisition of Salient as a business combination. During the first quarter of fiscal year 2013, the Company recorded minor adjustments to other intangible assets, goodwill, and long-term deferred tax liabilities, net as a result of finalizing the valuation for fair value of intangible assets acquired. The Company recorded the identifiable assets acquired and liabilities assumed at fair value as follows:

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
Other Acquisitions and Acquisition-Related Items
During fiscal year 2012, the Company recorded $12 million of acquisition-related items, including charges of $45 million related to the change in fair value of contingent milestone payments associated with acquisitions subsequent to April 29, 2009. Additionally, in connection with the acquisitions of Salient and PEAK, the Company recognized gains of $32 million and $6 million, respectively, on its previously-held investments. In connection with these acquisitions, the Company began to assess and formulate a plan for the elimination of duplicative positions and the termination of certain contractual obligations. As a result, the Company incurred approximately $5 million of certain acquisition-related costs, which included legal fees, severance costs, change in control costs,

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

and contract termination costs. These amounts are included within acquisition-related items in the consolidated statements of earnings.
Fiscal Year 2011
Ardian, Inc.
On January 13, 2011, the Company acquired Ardian, a privately-held company. The Company had previously invested in Ardian and held an 11.3 percent ownership position prior to the acquisition. Ardian develops catheter-based therapies to treat uncontrolled hypertension and related conditions. Total consideration for the transaction was $1.020 billion, which included the estimated fair value of revenue-based contingent consideration of $212 million. The terms of the transaction included an up-front cash payment of $717 million, excluding the Company’s pro-rata share in Ardian, plus potential future commercial milestone payments equal to the annual revenue growth beginning in fiscal year 2012 through the end of the Company’s fiscal year 2015. Based upon the acquisition valuation, the Company acquired $55 million of technology-based intangible assets that had an estimated useful life of 12 years at the time of acquisition, $191 million of IPR&D, $33 million of net tangible liabilities, and $807 million of goodwill. The value attributable to IPR&D has been capitalized as an indefinite-lived intangible asset. The IPR&D primarily relates to the future launch of Ardian’s Symplicity Catheter System into the U.S. and Japan markets. Development costs needed to complete the project, estimated to be approximately $50 million, will be expensed as incurred. The goodwill is not deductible for tax purposes.
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
ATS Medical, Inc.
On August 12, 2010, the Company acquired ATS Medical. ATS Medical is a leading developer, manufacturer, and marketer of products and services focused on cardiac surgery, including heart valves and surgical cryoablation technology. Under the terms of the agreement, ATS Medical shareholders received $4.00 per share in cash for each share of ATS Medical common stock that they owned. Total consideration for the transaction was $394 million which included $30 million of ATS Medical debt and acquired contingent liabilities of $10 million. In connection with the acquisition, the Company acquired $101 million of technology-based intangible assets that had an estimated useful life of 11 years at the time of acquisition, $6 million of IPR&D, $78 million of net tangible assets, and $209 million of goodwill. The value attributable to IPR&D, which relates to the future launch of ATS Medical’s next generation surgical ablation and 3f tissue valve products, has been capitalized as an indefinite-lived intangible asset. The goodwill is not deductible for tax purposes.
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
Axon Systems, Inc.
On June 2, 2010, the Company acquired substantially all of the assets of Axon Systems, Inc. (Axon), a privately-held company. Prior to the acquisition, the Company distributed a large portion of Axon’s products. The acquisition has allowed the Company

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

to bring to market the next generation of surgeon-directed and professionally supported spinal and cranial neuromonitoring technologies, thereby expanding the availability of these technologies. Total consideration for the transaction, net of cash acquired, was $62 million, which included the settlement of existing Axon debt. In connection with the acquisition of Axon, the Company acquired $41 million of technology-based intangible assets that had an estimated useful life of 10 years at the time of acquisition, $5 million of tangible assets, and $16 million of goodwill. The goodwill is deductible for tax purposes. The Company accounted for the acquisition of Axon as a business combination and recorded the identifiable assets acquired and liabilities assumed at fair value on the acquisition date.
Other Acquisitions and Acquisition-Related Items
During fiscal year 2011, the Company recorded $14 million of acquisition-related items including the items discussed below and $14 million related to the change in fair value of contingent milestone payments associated with acquisitions subsequent to April 24, 2009.
During fiscal year 2011, the Company incurred a $15 million IPR&D charge related to two asset purchases in the Structural Heart and Surgical Technologies businesses. The Company also incurred a $15 million IPR&D charge related to a milestone payment under the existing terms of a royalty-bearing, non-exclusive patent cross-licensing agreement with NeuroPace, Inc. Product commercialization related to this technology had not yet been achieved. As a result, in accordance with authoritative guidance, the payments for these transactions were immediately expensed as IPR&D since technological feasibility had not yet been reached and such technology has no future alternative use. These amounts are included within acquisition-related items in the consolidated statements of earnings.
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
Contingent Consideration
Certain of the Company’s business combinations and purchases of intellectual property involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels or achieving product development targets. Contingent consideration is recorded at the estimated fair value of the contingent milestone payments on the acquisition date for all acquisitions subsequent to April 24, 2009. The fair value of the contingent milestone consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within acquisition-related items in the consolidated statements of earnings. The Company measures the liability on a recurring basis using Level 3 inputs. See Note 6 for further information regarding fair value measurements.
Contingent consideration liabilities are measured to fair value using projected revenues, discount rates, probabilities of payment, and projected payment dates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. Increases (decreases) in projected revenues and probabilities of payment may result in higher (lower) fair value measurements. Increases (decreases) in discount rates and the projected time to payment may result in lower (higher) fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

The recurring Level 3 fair value measurements of the contingent consideration liability include the following significant unobservable inputs:

($ in millions)	Fair Value at April 26, 2013	Valuation Technique	Unobservable Input	Range
			Discount rate	13% - 24%
Revenue-based payments	$138	Discounted cash flow	Probability of payment	100%
			Projected fiscal year of payment	2014 - 2019
			Discount rate	5.9%
Product development- based payments	$4	Discounted cash flow	Probability of payment	100%
			Projected fiscal year of payment	2016
At April 26, 2013, the estimated maximum potential amount of undiscounted future contingent consideration that the Company is expected to make associated with all completed business combinations or purchases of intellectual property prior to April 24, 2009 was approximately $200 million. The Company estimates the milestones associated with the contingent consideration will be reached in fiscal year 2014 and thereafter.
The fair value of contingent milestone payments associated with acquisitions subsequent to April 24, 2009 as of April 26, 2013 and April 27, 2012 was $142 million and $231 million, respectively. As of April 26, 2013, $120 million was reflected in other long-term liabilities and $22 million was reflected in other accrued expenses in the consolidated balance sheet. As of April 27, 2012, $200 million was reflected in other long-term liabilities and $31 million was reflected in other accrued expenses in the consolidated balance sheet. The portion of the milestone payments related to the acquisition date fair value of contingent consideration have been reported as financing activities in the consolidated statements of cash flows. Amounts paid in excess of the original acquisition date fair value of contingent consideration have been reported as operating activities in the consolidated statements of cash flows. The following table provides a reconciliation of the beginning and ending balances of contingent milestone payments associated with acquisitions subsequent to April 24, 2009:

	Fiscal Year
(in millions)	2013	2012
Beginning Balance	$231	$325
Purchase price contingent consideration	3	2
Contingent milestone payments	(30)	(141)
Change in fair value of contingent consideration	(62)	45
Ending Balance	$142	$231

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

5. Investments
The Company holds investments consisting primarily of marketable debt and equity securities. The carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.
Information regarding the Company’s investments at April 26, 2013 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$4,587	$78	$(4)	$4,661
Auction rate securities	118	—	(15)	103
Mortgage-backed securities	1,050	8	(5)	1,053
U.S. government and agency securities	3,882	17	(1)	3,898
Foreign government and agency securities	38	—	—	38
Certificates of deposit	6	—	—	6
Other asset-backed securities	539	2	—	541
Marketable equity securities	82	75	(2)	155
Trading securities:
Exchange-traded funds	45	5	—	50
Cost method, equity method, and other investments	549	—	—	NA
Total investments	$10,896	$185	$(27)	$10,505
Information regarding the Company’s investments at April 27, 2012 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$3,501	$47	$(7)	$3,541
Auction rate securities	153	—	(26)	127
Mortgage-backed securities	840	9	(10)	839
U.S. government and agency securities	3,122	38	—	3,160
Foreign government and agency securities	67	—	—	67
Certificates of deposit	47	—	—	47
Other asset-backed securities	535	3	(1)	537
Marketable equity securities	100	158	(5)	253
Trading securities:
Exchange-traded funds	45	2	(1)	46
Cost method, equity method, and other investments	508	—	—	NA
Total investments	$8,918	$257	$(50)	$8,617

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

Information regarding the Company’s consolidated balance sheets presentation at April 26, 2013 and April 27, 2012 is as follows:

	April 26, 2013		April 27, 2012
(in millions)	Investments	Other Assets	Investments	Other Assets
Available-for-sale securities	$10,161	$294	$8,132	$439
Trading securities	50	—	46	—
Cost method, equity method, and other investments	$—	$549	$—	$508
Total	$10,211	$843	$8,178	$947

The Company revised the classification, to investments, of certain amounts previously presented as cash and cash equivalents in the prior period consolidated balance sheets. These revisions, which are immaterial, also increased purchases and sales and maturities of marketable securities in the consolidated statements of cash flows for prior periods.
The following tables show the gross unrealized losses and fair values of the Company’s available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category as of April 26, 2013 and April 27, 2012:

	April 26, 2013
	Less than 12 Months		More than 12 Months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$544	$(1)	$13	$(3)
Auction rate securities	—	—	103	(15)
Mortgage-backed securities	195	(1)	44	(4)
U.S. government and agency securities	291	(1)	—	—
Marketable equity securities	14	(2)	—	—
Total	$1,044	$(5)	$160	$(22)
	April 27, 2012
	Less than 12 Months		More than 12 Months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$664	$(4)	$16	$(3)
Auction rate securities	—	—	127	(26)
Mortgage-backed securities	218	(2)	57	(8)
Other asset-backed securities	55	—	9	(1)
Marketable equity securities	24	(5)	—	—
Total	$961	$(11)	$209	$(38)

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

Activity related to the Company’s investment portfolio is as follows:

	Fiscal Year
	2013		2012		2011
(in millions)	Debt (a)	Equity (b)	Debt (a)	Equity (b) (c)	Debt (a)	Equity (b) (d)
Proceeds from sales	$10,350	$161	$7,675	$113	$9,318	$31
Gross realized gains	$59	$94	$52	$93	$28	$85
Gross realized losses	$(17)	$—	$(16)	$—	$(15)	$—
Impairment losses recognized	$—	$(21)	$(2)	$(10)	$(5)	$(24)

(a)	Includes available-for-sale debt securities.

(b)	Includes marketable equity securities, cost method, equity method, exchange-traded funds, and other investments.

(c)	As a result of the Salient and PEAK acquisitions that occurred during fiscal year 2012, the Company recognized a non-cash gain of $38 million on its previously-held minority investments.

(d)	As a result of the Ardian acquisition that occurred during fiscal year 2011, the Company recognized a non-cash gain of $85 million on its previously-held minority investment.
The total other-than-temporary impairment losses on available-for-sale debt securities for the fiscal year ended April 26, 2013 were not significant. The total other-than-temporary impairment losses on available-for-sale debt securities for the fiscal year ended April 27, 2012 and April 29, 2011 were $6 million and $18 million, of which $4 million and $13 million, respectively, were recognized in other comprehensive income and $2 million and $5 million, respectively, were recognized in earnings. These charges relate to credit losses on certain mortgage-backed securities and auction rate securities. The amount of credit losses represents the difference between the present value of cash flows expected to be collected on these securities and the amortized cost. Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which invested, the Company believes it has recorded all necessary other-than-temporary impairments as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of the amortized cost.
The following table shows the credit loss portion of other-than-temporary impairments on debt securities held by the Company as of the dates indicated and the corresponding changes in such amounts:

(in millions)
Balance as of April 29, 2011	$20
Credit losses recognized on securities previously not impaired	1
Additional credit losses recognized on securities previously impaired	1
Reductions for securities sold during the period	(2)
Balance as of April 27, 2012	$20
Credit losses recognized on securities previously not impaired	—
Additional credit losses recognized on securities previously impaired	—
Reductions for securities sold during the period	(11)
Balance as of April 26, 2013	$9
The April 26, 2013 balance of available-for-sale debt securities by contractual maturity is shown in the following table at fair value. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows, assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

(in millions)	April 26, 2013
Due in one year or less	$2,169
Due after one year through five years	7,040
Due after five years through 10 years	978
Due after 10 years	113
Total debt securities	$10,300
As of April 26, 2013 and April 27, 2012, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method was $549 million and $508 million, respectively. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.
Gains and losses realized on trading securities and available-for-sale debt securities are recorded in interest expense, net in the consolidated statements of earnings. Gains and losses realized on marketable equity securities, cost method, equity method, and other investments are recorded in other expense, net in the consolidated statements of earnings. In addition, unrealized gains and losses on available-for-sale debt securities are recorded in other comprehensive income (loss) and unrealized gains and losses on trading securities are recorded in interest expense, net in the consolidated statements of earnings. Gains and losses from the sale of investments are calculated based on the specific identification method.
6. Fair Value Measurements
The Company follows the authoritative guidance on fair value measurements and disclosures with respect to assets and liabilities that are measured at fair value on both a recurring and non-recurring basis. Under this guidance, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability, developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels defined as follows:

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
Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis
Assets and liabilities that are measured at fair value on a recurring basis primarily relate to marketable equity securities and debt and equity securities that are classified and accounted for as trading, available-for-sale, and derivative instruments. Derivatives include cash flow hedges, freestanding derivative forward contracts, and fair value hedges. These items are marked-to-market at each reporting period.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value as of	Fair Value Measurements Using Inputs Considered as
(in millions)	April 26, 2013	Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$4,661	$—	$4,651	$10
Auction rate securities	103	—	—	103
Mortgage-backed securities	1,053	—	1,039	14
U.S. government and agency securities	3,898	1,833	2,065	—
Foreign government and agency securities	38	—	38	—
Certificates of deposit	6	—	6	—
Other asset-backed securities	541	—	541	—
Marketable equity securities	155	155	—	—
Exchange-traded funds	50	50	—	—
Derivative assets	394	213	181	—
Total assets	$10,899	$2,251	$8,521	$127
Liabilities:
Derivative liabilities	$58	$40	$18	$—
Contingent milestone payments associated with acquisitions subsequent to April 24, 2009	142	—	—	142
Total liabilities	$200	$40	$18	$142

	Fair Value as of	Fair Value Measurements Using Inputs Considered as
(in millions)	April 27, 2012	Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$3,541	$—	$3,531	$10
Auction rate securities	127	—	—	127
Mortgage-backed securities	839	—	810	29
U.S. government and agency securities	3,160	1,511	1,649	—
Foreign government and agency securities	67	—	67	—
Certificates of deposit	47	—	47	—
Other asset-backed securities	537	—	531	6
Marketable equity securities	253	253	—	—
Exchange-traded funds	46	46	—	—
Derivative assets	254	87	167	—
Total assets	$8,871	$1,897	$6,802	$172

Liabilities:
Derivative liabilities	$82	$37	$45	$—
Contingent milestone payments associated with acquisitions subsequent to April 24, 2009	231	—	—	231
Total liabilities	$313	$37	$45	$231
Valuation Techniques
Financial assets that are classified as Level 1 securities include highly liquid government bonds within the U.S. government and agency securities, marketable equity securities, and exchange-traded funds for which quoted market prices are available. In addition,

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

the Company has determined that foreign currency forward contracts will be included in Level 1 as these are valued using quoted market prices in active markets which have identical assets or liabilities.
The valuation for most fixed maturity securities are classified as Level 2. Financial assets that are classified as Level 2 include corporate debt securities, U.S. government and agency securities, foreign government and agency securities, certificates of deposit, other asset-backed securities, and certain mortgage-backed securities whose value is determined using inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, interest rate swaps are included in Level 2 as the Company uses inputs other than quoted prices that are observable for the asset. The Level 2 derivative instruments are primarily valued using standard calculations and models that use readily observable market data as their basis.
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain corporate debt securities, auction rate securities, certain mortgage-backed securities, and certain other asset-backed securities. With the exception of auction rate securities, these securities were valued using third-party pricing sources that incorporate transaction details such as contractual terms, maturity, timing, and amount of expected future cash flows, as well as assumptions about liquidity and credit valuation adjustments by market participants. The fair value of auction rate securities is estimated by the Company using a discounted cash flow model, which incorporates significant unobservable inputs. The significant unobservable inputs used in the fair value measurement of the Company’s auction rate securities are the years to principal recovery and the illiquidity premium that is incorporated into the discount rate. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value of the securities. Additionally, the Company uses level 3 inputs in the measurement of contingent milestone payments and related liabilities for all acquisitions subsequent to April 24, 2009. See Note 4 for further information regarding contingent consideration.
The following table represents the range of the unobservable inputs utilized in the fair value measurement of the auction rate securities classified as Level 3 as of April 26, 2013:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	Discounted cash flow	Years to principal recovery	2 yrs. - 12 yrs. (3 yrs.)
		Illiquidity premium	6%
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the fiscal years ended April 26, 2013 or April 27, 2012. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.
The following table provides a reconciliation of the beginning and ending balances of investments measured at fair value on a recurring basis that used significant unobservable inputs (Level 3):

(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities	Other asset- backed securities
Balance as of April 27, 2012	$172	$10	$127	$29	$6
Total realized losses and other-than-temporary impairment losses included in earnings	—	—	—	—	—
Total unrealized gains (losses) included in other comprehensive income	11	—	11	—	—
Settlements	(56)	—	(35)	(15)	(6)
Balance as of April 26, 2013	$127	$10	$103	$14	$—

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities	Other asset- backed securities
Balance as of April 29, 2011	$191	$17	$133	$35	$6
Total realized losses and other-than-temporary impairment losses included in earnings	(3)	(1)	—	(1)	(1)
Total unrealized gains (losses) included in other comprehensive income	9	1	8	(1)	1
Settlements	(25)	(7)	(14)	(4)	—
Balance as of April 27, 2012	$172	$10	$127	$29	$6
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
The Company holds investments in equity and other securities that are accounted for using the cost or equity method, which are classified as other assets in the consolidated balance sheets. The aggregate carrying amount of these investments was $549 million as of April 26, 2013 and $508 million as of April 27, 2012. These cost or equity method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s cost or equity method investments is not estimated if there are no identified events or changes in circumstance that may have a significant adverse effect on the fair value of these investments. During fiscal years 2013, 2012, and 2011, the Company determined that the fair values of certain cost method investments were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $21 million, $10 million, and $24 million in impairment charges in fiscal years 2013, 2012, and 2011, respectively, which were recorded in other expense, net in the consolidated statements of earnings. These investments fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are privately-held entities without quoted market prices. To determine the fair value of these investments, the Company used all pertinent financial information that was available related to the entities, including financial statements and market participant valuations from recent and proposed equity offerings.
The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. The aggregate carrying amount of intangible assets, excluding IPR&D, was $2.310 billion as of April 26, 2013 and $2.277 billion as of April 27, 2012. When events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recorded based on the amount by which the carrying value exceeds the fair value. During fiscal years 2013 and 2012, the Company determined that a change in events and circumstances indicated that the carrying amount of certain intangible assets, representing less than five percent of the total aggregate carrying amount of intangible assets, may not be fully recoverable. During fiscal year 2013, the carrying amount of one intangible asset was less than the undiscounted future cash flows, therefore the Company assessed the asset's fair value and recorded an impairment of $2 million. The Company did not record any intangible asset impairments during fiscal year 2012. During fiscal year 2011, the Company determined that changes in events and circumstances indicated that the carrying amounts of certain intangible assets may not be fully recoverable. As a result of the analysis performed in fiscal year 2011, the fair values of the intangible assets were deemed to be less than the carrying values, resulting in pre-tax impairment losses of $28 million of which $19 million is related to the fiscal year 2011 restructuring initiative and was recorded in restructuring charges, net and $9 million was recorded in other expense, net in the Company’s consolidated statements of earnings. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value.

The Company assesses the impairment of goodwill and IPR&D annually in the third quarter and whenever events or changes in circumstances indicate that the carrying amount may be impaired. The aggregate carrying amount of goodwill was $10.329 billion as of April 26, 2013 and $9.934 billion as of April 27, 2012. The aggregate carrying amount of IPR&D was $363 million as of April 26, 2013 and $370 million as of April 27, 2012. During fiscal years 2013, 2012, and 2011, the Company performed its annual impairment reviews of goodwill and IPR&D. The goodwill impairment review requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculated the excess of each reporting unit's goodwill fair value over its carrying value utilizing a discounted future cash flow analysis. As a result of the analysis

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

performed, the fair value of each reporting unit's goodwill was deemed to be greater than the carrying value. The Company did not record any goodwill impairments during fiscal years 2013, 2012, or 2011. Similar to the goodwill impairment test, the IPR&D impairment test requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculated the excess of the IPR&D asset carrying values over their fair values utilizing a discounted future cash flow analysis. As a result of the analysis performed during fiscal year 2013, the fair value of IPR&D assets related to a technology recently acquired by the Structural Heart business was deemed to be less than the carrying value, resulting in a pre-tax impairment loss of $5 million that was recorded in acquisition-related items in the consolidated statements of earnings. The Company did not record any IPR&D impairments during fiscal years 2012 or 2011. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances or other failures to achieve a commercially viable product, and as a result, may record impairment losses in the future.
The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. As part of the Company’s restructuring initiatives, the Company recorded property, plant, and equipment impairments of $6 million, $9 million, and $13 million during fiscal years 2013, 2012, and 2011, respectively. For further discussion of the restructuring initiatives refer to Note 3.
Financial Instruments Not Measured at Fair Value
The estimated fair value of the Company’s long-term debt, including the short-term portion, as of April 26, 2013 was $10.820 billion compared to a principal value of $9.928 billion, and as of April 27, 2012 was $9.965 billion compared to a principal value of $9.138 billion. Fair value was estimated using quoted market prices for the publicly registered senior notes and senior convertible notes, classified as Level 1 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.
7. Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill for fiscal years 2013 and 2012 are as follows:

(in millions)	Cardiac and Vascular Group	Restorative Therapies Group	Total
Balance as of April 29, 2011	$2,662	$6,858	$9,520
Goodwill as a result of acquisitions	—	404	404
Purchase accounting adjustments, net	6	38	44
Currency adjustment, net	(32)	(2)	(34)
Balance as of April 27, 2012	$2,636	$7,298	$9,934
Goodwill as a result of acquisitions	—	414	414
Purchase accounting adjustments, net	—	3	3
Currency adjustment, net	(12)	(10)	(22)
Balance as of April 26, 2013	$2,624	$7,705	$10,329
During fiscal year 2013, the Company recorded $3 million in purchase accounting adjustments, net. These adjustments primarily relate to the fourth quarter finalization of the valuation of inventory, net of tax, for the Kanghui acquisition.
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

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

Balances of intangible assets, net, excluding goodwill, for fiscal years 2013 and 2012 are as follows:

(in millions)	Purchased Technology and Patents	Trademarks and Tradenames	Acquired IPR&D	Other	Total
Amortizable intangible assets as of April 26, 2013
Original cost	$3,896	$408	$363	$104	$4,771
Accumulated amortization	(1,702)	(320)	—	(76)	(2,098)
Carrying value	$2,194	$88	$363	$28	$2,673
Weighted average original life (in years)	12.5	11.8	N/A	8.8
Amortizable intangible assets as of April 27, 2012
Original cost	$3,604	$373	$370	$148	$4,495
Accumulated amortization	(1,440)	(307)	—	(101)	(1,848)
Carrying value	$2,164	$66	$370	$47	$2,647
Weighted average original life (in years)	12.6	10.3	N/A	9.6
Amortization expense for fiscal years 2013, 2012, and 2011 was $331 million, $335 million, and $339 million, respectively.
Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets, excluding any possible future amortization associated with acquired IPR&D, which has not met technological feasibility, is as follows:

(in millions) Fiscal Year	Amortization Expense
2014	$337
2015	321
2016	308
2017	286
2018	271
Thereafter	787
$2,310

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

8. Financing Arrangements
Debt consisted of the following:

		April 26, 2013			April 27, 2012
(in millions, except interest rates)	Maturity by Fiscal Year	Payable	Average Interest Rate	Effective Interest Rate	Payable	Average Interest Rate	Effective Interest Rate
Short-Term Borrowings:
Commercial paper	2013-2014	$125	0.21%	—	$950	0.14%	—
Capital lease obligations	2013-2014	14	3.30%	—	14	3.38%	—
Bank borrowings	2013-2014	221	0.57%	—	200	0.93%	—
Five-year 2009 senior notes	2014	550	4.50%	4.50%	—	—	—
Seven-year senior convertible notes	2013	—	—	—	2,200	1.63%	6.03%
Debt discount	2013	—	—	—	(90)	—	—
Total Short-Term Borrowings		$910			$3,274
Long-Term Debt:
Five-year 2009 senior notes	2014	—	—	—	550	4.50%	4.50%
Five-year 2010 senior notes	2015	1,250	3.00%	3.00%	1,250	3.00%	3.00%
Ten-year 2005 senior notes	2016	600	4.75%	4.76%	600	4.75%	4.76%
Five-year 2011 senior notes	2016	500	2.63%	2.72%	500	2.63%	2.72%
Five-year 2013 senior notes	2018	1,000	1.38%	1.41%	—	—	—
Ten-year 2009 senior notes	2019	400	5.60%	5.61%	400	5.60%	5.61%
Ten-year 2010 senior notes	2020	1,250	4.45%	4.47%	1,250	4.45%	4.47%
Ten-year 2011 senior notes	2021	500	4.13%	4.19%	500	4.13%	4.19%
Ten-year 2012 senior notes	2022	675	3.13%	3.16%	675	3.13%	3.16%
Ten-year 2013 senior notes	2023	1,250	2.75%	2.78%	—	—	—
Thirty-year 2009 senior notes	2039	300	6.50%	6.52%	300	6.50%	6.52%
Thirty-year 2010 senior notes	2040	500	5.55%	5.56%	500	5.55%	5.56%
Thirty-year 2012 senior notes	2042	400	4.50%	4.51%	400	4.50%	4.51%
Thirty-year 2013 senior notes	2043	750	4.00%	4.12%	—	—	—
Interest rate swaps	2015-2022	181	—	—	167	—	—
Deferred gains from interest rate swap terminations	—	50	—	—	102	—	—
Capital lease obligations	2013-2025	152	3.59%	—	165	3.57%	—
Bank borrowings	2015	3	5.00%	—	—	—	—
Discount	2018-2043	(20)	—	—	—	—	—
Total Long-Term Debt		$9,741			$7,359
Senior Convertible Notes In April 2006, the Company issued $2.200 billion of 1.500 percent Senior Convertible Notes due 2011 (2011 Senior Convertible Notes) and $2.200 billion of 1.625 percent Senior Convertible Notes due 2013 (2013 Senior Convertible Notes) (collectively, the Senior Convertible Notes). The Senior Convertible Notes were issued at par and paid interest in cash semi-annually. The 2011 Senior Convertible Notes were repaid in April 2011. The 2013 Senior Convertible Notes were repaid in April 2013. Concurrent with the issuance of the 2013 Senior Convertible Notes, the Company purchased call options on its common stock in private transactions. The call options expired in June 2013 with no financial statement impact.
The Company accounted for the Senior Convertible Notes in accordance with the authoritative guidance for convertible debt, which required the proceeds from the issuance of the Senior Convertible Notes to be allocated between a liability component

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

(issued at a discount) and an equity component. The resulting debt discount was amortized over the period the 2013 Senior Convertible Notes were outstanding as additional non-cash interest expense.
In separate private transactions, the Company sold warrants to issue shares of the Company’s common stock at an exercise price of $76.56 per share. Pursuant to these transactions, warrants for 41 million shares of the Company’s common stock may be settled over a specified period that began in July 2011 and warrants for 41 million shares of the Company’s common stock may be settled over a specified period beginning in July 2013 (the settlement dates). As of April 26, 2013 and April 27, 2012, warrants for 41 million shares of the Company’s common stock had expired.
The Company concluded that the warrants were indexed to its own stock and should be classified in shareholders' equity and not separated as a derivative. The warrants were recorded as an addition to equity as of the trade date. The carrying amount of the equity component as of April 26, 2013 and April 27, 2012 was $547 million.
The following table provides interest expense amounts related to the Senior Convertible Notes.

	Fiscal Year
(in millions)	2013	2012	2011
Interest cost related to contractual interest coupon	$35	$36	$68
Interest cost related to amortization of the discount	90	87	172
Commercial Paper The Company maintains a commercial paper program that allows the Company to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of April 26, 2013 and April 27, 2012, outstanding commercial paper totaled $125 million and $950 million, respectively. During fiscal years 2013 and 2012, the weighted average original maturity of the commercial paper outstanding was approximately 89 and 102 days, respectively, and the weighted average interest rate was 0.18 percent and 0.15 percent, respectively. The issuance of commercial paper reduces the amount of credit available under the Company's existing lines of credit.
Bank Borrowings Approximately $218 million of the $224 million outstanding bank borrowings as of April 26, 2013 were short-term advances to certain non-U.S. subsidiaries under credit agreements with various banks. These advances are guaranteed by the Company. Bank borrowings consist primarily of borrowings at interest rates considered favorable by management and where natural hedges can be gained for foreign exchange purposes.
Lines of Credit The Company has a $2.250 billion syndicated credit facility dated December 17, 2012 which expires on December 17, 2017 (Credit Facility). The Credit Facility provides the Company with the ability to increase its borrowing capacity by an additional $750 million at any time during the term of the agreement. At each anniversary of the date of the Credit Facility, but not more than twice prior to the maturity date, the Company can also request a one-year extension of the maturity date. The Credit Facility provides backup funding for the commercial paper program. The Credit Facility replaced the Company's four-year $2.250 billion syndicated credit facility which was scheduled to expire on December 9, 2014. As of April 26, 2013 and April 27, 2012, no amounts were outstanding on the committed lines of credit.
Interest rates on these borrowings are determined by a pricing matrix, based on the Company’s long-term debt ratings assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the credit facilities and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which the Company remains in compliance with as of April 26, 2013.
Senior Notes Senior Notes are unsecured, senior obligations of the Company and rank equally with all other secured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remains in compliance with as of April 26, 2013. The Company used the net proceeds from the sale of the Senior Notes primarily for working capital and general corporate purposes, which include the repayment of other indebtedness of the Company.
In March 2013, the Company issued three tranches of Senior Notes (collectively, the 2013 Senior Notes) with an aggregate face value of $3.000 billion. The first tranche consisted of $1.000 billion of 1.375 percent Senior Notes due 2018. The second tranche consisted of $1.250 billion of 2.750 percent Senior Notes due 2023. The third tranche consisted of $750 million of 4.000 percent Senior Notes due 2043. Interest on each series of the 2013 Senior Notes is payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2013. The Company used the net proceeds from the sale of the 2013 Senior Notes for working capital and general corporate purposes, including repayment of indebtedness.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

As of April 26, 2013 and April 27, 2012, the Company had interest rate swap agreements designated as fair value hedges of underlying fixed-rate obligations including the Company’s $1.250 billion 3.000 percent 2010 Senior Notes due 2015, $600 million 4.750 percent 2005 Senior Notes due 2015, $500 million 2.625 percent 2011 Senior Notes due 2016, $500 million 4.125 percent 2011 Senior Notes due 2021, and $675 million 3.125 percent 2012 Senior Notes due 2022. For additional information regarding the interest rate swap agreements, refer to Note 9.
Contractual maturities of long-term debt for the next five fiscal years and thereafter, including current portions, capital leases, and excluding the debt discount, the fair value impact of outstanding interest rate swap agreements, and the remaining deferred gains from terminated interest rate swap agreements are as follows:

(in millions) Fiscal Year	Obligation
2014	$564
2015	1,266
2016	1,112
2017	30
2018	1,018
Thereafter	6,104
Total long-term debt	10,094
Less: Current portion of long-term debt	564
Long-term portion of long-term debt	$9,530
9. Derivatives and Foreign Exchange Risk Management
The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the forward contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of the derivative instruments are the Euro and the Japanese Yen. The Company does not enter into currency exchange rate derivative instruments for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding at April 26, 2013 and April 27, 2012 was $6.812 billion and $5.136 billion, respectively. The aggregate currency exchange rate gains (losses) were $25 million, $(183) million, and $92 million, in fiscal years 2013, 2012, and 2011, respectively. These gains (losses) represent the net impact to the consolidated statements of earnings for the derivative instruments presented below, offset by remeasurement gains (losses) on foreign currency denominated assets and liabilities.
The information that follows explains the various types of derivatives and financial instruments used by the Company, how and why the Company uses such instruments, how such instruments are accounted for, and how such instruments impact the Company’s consolidated balance sheets, statements of earnings. and statements of cash flows.
Freestanding Derivative Forward Contracts
Freestanding derivative forward contracts are used to offset the Company’s exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign currency denominated assets and liabilities. The cash flows from these contracts are reported as operating activities in the consolidated statements of cash flows. The gross notional amount of these contracts, not designated as hedging instruments, outstanding at April 26, 2013 and April 27, 2012 was $2.059 billion and $2.039 billion, respectively.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

The amount of gains (losses) and location of the gains (losses) in the consolidated statements of earnings related to derivative instruments not designated as hedging instruments for fiscal years 2013, 2012, and 2011 are as follows:

(in millions)		Fiscal Year
Derivatives Not Designated as Hedging Instruments	Location	2013	2012	2011
Foreign currency exchange rate contracts	Other expense, net	$26	$53	$(107)
Cash Flow Hedges
Foreign Currency Exchange Rate Risk Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. No gains or losses relating to ineffectiveness of cash flow hedges were recognized in earnings during fiscal years 2013, 2012, or 2011. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued during fiscal years 2013, 2012, or 2011. The cash flows from these contracts are reported as operating activities in the consolidated statements of cash flows. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at April 26, 2013 and April 27, 2012 was $4.753 billion and $3.097 billion, respectively, and will mature within the subsequent two-year period.
The amount of gains (losses) and location of the gains (losses) in the consolidated statements of earnings and other comprehensive income (OCI) related to derivative instruments designated as cash flow hedges for the fiscal years ended April 26, 2013, April 27, 2012, and April 29, 2011 are as follows:

April 26, 2013
	Gross Gains (Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$121	Other expense, net	$103
		Cost of products sold	(2)
Total	$121		$101

April 27, 2012
	Gross Gains (Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$332	Other expense, net	$(141)
		Cost of products sold	14
Total	$332		$(127)

April 29, 2011
	Gross Gains (Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$(530)	Other expense, net	$50
		Cost of products sold	31
Total	$(530)		$81
Forecasted Debt Issuance Interest Rate Risk Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. For forward

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

starting interest rate derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and beginning in the period or periods in which the planned debt issuance occurs, the gain or loss is then reclassified into interest expense, net over the term of the related debt. In March 2013, the Company terminated forward starting interest rate derivative instruments with a consolidated notional amount of $750 million in conjunction with the issuance of the 2013 Senior Notes. Upon termination, there was no material ineffectiveness on the contracts which were in a net liability position, resulting in cash payments of $68 million. As of April 26, 2013, the Company had $500 million of pay fixed, forward starting interest rate swaps with a weighted average fixed rate of 2.68 percent in anticipation of a planned debt issuance.
The market value of outstanding forward interest rate swap derivative instruments at April 26, 2013 and April 27, 2012 was an unrealized loss of $18 million and $45 million, respectively. These unrealized losses were recorded in other long-term liabilities with the offset recorded in accumulated other comprehensive loss in the consolidated balance sheets.
As of April 26, 2013 and April 27, 2012, the Company had $165 million and $6 million in after-tax net unrealized gains associated with cash flow hedging instruments recorded in accumulated other comprehensive loss, respectively. The Company expects that $76 million of unrealized gains as of April 26, 2013 will be reclassified into the consolidated statements of earnings over the next 12 months.
Fair Value Hedges
For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. The gains (losses) from terminating the interest rate swap agreements are recorded in long-term debt, increasing (decreasing) the outstanding balances of the related debt, and amortized as a reduction of interest expense, net over the remaining life of the related debt. The cash flows from the termination of the interest rate swap agreements are reported as operating activities in the consolidated statements of cash flows.
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
As of both April 26, 2013 and April 27, 2012, the Company had interest rate swaps in gross notional amounts of $2.625 billion designated as fair value hedges of underlying fixed-rate obligations. As of April 26, 2013 and April 27, 2012, the Company had interest rate swap agreements designated as fair value hedges of underlying fixed-rate obligations including the Company’s $1.250 billion 3.000 percent 2010 Senior Notes due 2015, the $600 million 4.750 percent 2010 Senior Notes due 2015, the $500 million 2.625 percent 2011 Senior Notes due 2016, the $500 million 4.125 percent 2011 Senior Notes due 2021, and the $675 million 3.125 percent 2012 Senior Notes due 2022.
In March 2012, the Company entered into ten-year fixed-to-floating interest rate swap agreements with a consolidated notional amount of $675 million, which were designated as fair value hedges of fixed interest rate obligations under the Company’s 2012 Senior Notes due 2022. The Company pays variable interest equal to the one-month London Interbank Offered Rate (LIBOR) plus approximately 92 basis points, and receives a fixed interest rate of 3.125 percent.
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
In March 2011, the Company entered into five-year and ten-year fixed-to-floating interest rate swap agreements with a consolidated notional amount of $750 million, which were designated as fair value hedges of fixed interest rate obligations under the Company’s 2011 Senior Notes due 2016 and 2021. The Company pays variable interest equal to the LIBOR plus approximately 37 and 66 basis points, and receives a fixed interest rate of 2.625 percent and 4.125 percent, respectively.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

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
As of April 26, 2013 and April 27, 2012, the market value of outstanding interest rate swap agreements was an unrealized gain of $181 million and $167 million, respectively, and the market value of the hedged items was an unrealized loss of $181 million and $167 million, respectively, which was recorded in other assets with the offset recorded in long-term debt on the consolidated balance sheets. No hedge ineffectiveness was recorded as a result of these fair value hedges for fiscal year 2013 and less than $1 million and $4 million was recorded for fiscal years 2012 and 2011, respectively, as an increase in interest expense, net on the consolidated statements of earnings.
During fiscal years 2013, 2012, and 2011, the Company did not have any ineffective fair value hedging instruments. In addition, the Company did not recognize any gains or losses during fiscal years 2013, 2012, or 2011 on firm commitments that no longer qualify as fair value hedges.
Balance Sheet Presentation
The following tables summarize the location and fair value amounts of derivative instruments reported in the consolidated balance sheets as of April 26, 2013 and April 27, 2012. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not, and are further segregated by type of contract within those two categories.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

April 26, 2013
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$150	Other accrued expenses	$34
Interest rate contracts	Other assets	181	Other long-term liabilities	18
Foreign currency exchange rate contracts	Other assets	63	Other long-term liabilities	5
Total derivatives designated as hedging instruments		$394		$57
Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$—	Other accrued expenses	$1
Total derivatives not designated as hedging instruments		$—		$1
Total derivatives		$394		$58

April 27, 2012
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$74	Other accrued expenses	$33
Interest rate contracts	Other assets	167	Other long-term liabilities	45
Foreign currency exchange rate contracts	Other assets	13	Other long-term liabilities	2
Total derivatives designated as hedging instruments		$254		$80
Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$—	Other accrued expenses	$2
Total derivatives not designated as hedging instruments		$—		$2
Total derivatives		$254		$82
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of interest-bearing investments, foreign exchange derivative contracts, and trade accounts receivable.
The Company maintains cash and cash equivalents, investments, and certain other financial instruments (including currency exchange and interest rate derivative contracts) with various major financial institutions. The Company performs periodic evaluations of the relative credit standings of these financial institutions and limits the amount of credit exposure with any one institution. In addition, the Company has collateral credit agreements with its primary derivative counterparties. Under these agreements, either party is required to post eligible collateral when the market value of transactions covered by the agreement exceeds specific thresholds, thus limiting credit exposure for both parties. As of April 26, 2013, the Company received cash collateral of $30 million from its counterparties. The collateral received was recorded in cash and cash equivalents, with the offset

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

recorded as an increase in other accrued expenses on the consolidated balance sheets. As of April 27, 2012, no collateral was posted by either the Company or its counterparties.
Global concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. However, a significant amount of trade receivables are with hospitals that are dependent upon governmental health care systems in many countries. The current economic conditions in many countries outside the U.S. (particularly the recent economic challenges faced by Italy, Spain, Portugal, and Greece), have deteriorated and may continue to increase the average length of time it takes the Company to collect on its outstanding accounts receivable in these countries as certain payment patterns have been impacted. As of April 26, 2013 and April 27, 2012, the Company’s aggregate accounts receivable balance for Italy, Spain, Portugal, and Greece, net of the allowance for doubtful accounts, was $770 million and $967 million, respectively. The Company continues to monitor the creditworthiness of customers located in these and other geographic areas. In the past, accounts receivable balances with certain customers in these countries have accumulated over time and were subsequently settled as large lump-sum payments. In the first quarter of fiscal year 2013, the Company received a $212 million payment in Spain. Although the Company does not currently foresee a significant credit risk associated with the outstanding accounts receivable, repayment is dependent upon the financial stability of the economies of these countries. For certain Greece distributors, collectability is not reasonably assured for revenue transactions and the Company defers revenue recognition until all revenue recognition criteria are met. As of April 26, 2013 and April 27, 2012, the Company's deferred revenue balance for certain Greece distributors was $21 million and $15 million, respectively. As of April 26, 2013 and April 27, 2012, no one customer represented more than 10% of the Company’s outstanding accounts receivable.
10. Interest Expense, Net
Interest income and interest expense for fiscal years 2013, 2012, and 2011 are as follows:

	Fiscal Year
(in millions)	2013	2012	2011
Interest income	$(237)	$(200)	$(172)
Interest expense	388	349	450
Interest expense, net	$151	$149	$278
Interest income includes interest earned on the Company’s cash, cash equivalents and investments, the net realized and unrealized gain or loss on trading securities, ineffectiveness on interest rate derivative instruments, and the net realized gain or loss on the sale or impairment of available-for-sale debt securities. See Note 5 for further discussion of these items.
Interest expense includes the expense associated with the interest on the Company’s outstanding borrowings, including short- and long-term instruments, ineffectiveness on interest rate derivative instruments, and the amortization of debt issuance costs and debt discounts.
11. Shareholders’ Equity
Repurchase of Common Stock Shares are repurchased from time to time to support the Company’s stock-based compensation programs and to return capital to shareholders. In June 2011, the Company’s Board of Directors authorized the repurchase of 75 million shares of the Company’s common stock. During fiscal years 2013 and 2012, the Company repurchased approximately 31.2 million and 37.3 million shares at an average price of $39.97 and $38.64, respectively. As of April 26, 2013, the Company had used 47.8 million of the 75 million shares authorized under the June 2011 repurchase program, leaving 27.2 million shares available for future repurchases. In June 2013, the Company's Board of Directors authorized the repurchase of an additional 80 million shares of the Company's common stock. The Company accounts for repurchases of common stock using the par value method and shares repurchased are canceled.
12. Stock Purchase and Award Plans
Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

Stock awards are granted under the Medtronic, Inc. 2008 Stock Award and Incentive Plan (2008 Plan). The 2008 Plan was approved by the Company’s shareholders in August 2008 and amended by shareholders in August 2009. The 2008 Plan provides for the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other stock and cash-based awards. As of April 26, 2013, there were approximately 29 million shares available for future grants under the 2008 Plan.
Stock Options Stock option awards are granted at the exercise price equal to the closing price of the Company’s common stock on the grant date. The majority of the Company’s stock option awards are non-qualified stock options with a 10-year life and a 4-year ratable vesting term. In fiscal year 2013, the Company granted stock options under the 2008 Plan.
Restricted Stock Awards Restricted stock and restricted stock units (collectively referred to as restricted stock awards) are granted to officers and key employees. Restricted stock awards are subject to forfeiture if employment terminates prior to the lapse of the restrictions. The Company grants restricted stock awards that typically cliff vest after four years. Restricted stock awards are expensed over the vesting period. The Company also grants shares of performance-based restricted stock awards that typically cliff vest after three years only if the Company has also achieved certain performance objectives. Performance awards are expensed over the performance period based on the probability of achieving the performance objectives. Shares of restricted stock are considered issued and outstanding shares of the Company at the grant date and have the same dividend and voting rights as other shares of common stock. Restricted stock units are not considered issued or outstanding common stock of the Company. Dividend equivalent units are accumulated on restricted stock units during the vesting period. In fiscal year 2013, the Company granted restricted stock units under the 2008 Plan. As of April 26, 2013, all restricted stock awards outstanding were restricted stock units.
Employee Stock Purchase Plan The Medtronic, Inc. 2005 Employee Stock Purchase Plan (ESPP) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. Employees can contribute up to the lesser of 10 percent of their wages or the statutory limit under the U.S. Internal Revenue Code toward the purchase of the Company’s common stock at 85 percent of its market value at the end of the calendar quarter purchase period. Employees purchased 2 million shares at an average price of $36.11 per share in the fiscal year ended April 26, 2013. As of April 26, 2013, plan participants have had approximately $6 million withheld to purchase Company common stock at 85 percent of its market value on June 28, 2013, the last trading day before the end of the calendar quarter purchase period. At April 26, 2013, approximately 8 million shares of common stock were available for future purchase under the ESPP.
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

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model:

	Fiscal Year
	2013	2012	2011
Weighted average fair value of options granted	$7.42	$6.88	$8.19
Assumptions used:
Expected life (years)(a)	6.50	6.40	6.30
Risk-free interest rate(b)	0.94%	1.82%	2.25%
Volatility(c)	26.22%	25.97%	26.03%
Dividend yield(d)	2.64%	2.78%	2.40%

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
The following table presents the components and classification of stock-based compensation expense, for stock options, restricted stock awards, and ESPP shares recognized for fiscal years 2013, 2012, and 2011:

	Fiscal Year
(in millions)	2013	2012	2011
Stock options	$44	$60	$87
Restricted stock awards	96	86	97
Employee stock purchase plan	12	13	14
Physio-Control award acceleration	—	2	—
Total stock-based compensation expense	$152	$161	$198
Cost of products sold	$12	$12	$22
Research and development expense	31	29	49
Selling, general, and administrative expense	109	118	127
Physio-Control divestiture-related costs	—	2	—
Total stock-based compensation expense	152	161	198
Income tax benefits	(43)	(45)	(58)
Total stock-based compensation expense, net of tax	$109	$116	$140

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

Stock Options The following table summarizes all stock option activity, including activity from options assumed or issued as a result of acquisitions, during fiscal years 2013, 2012, and 2011:

	Fiscal Year
	2013		2012		2011
	Options (in thousands)	Wtd. Avg. Exercise Price	Options (in thousands)	Wtd. Avg. Exercise Price	Options (in thousands)	Wtd. Avg. Exercise Price
Beginning balance	74,590	$44.80	84,652	$45.23	89,613	$46.13
Granted	4,437	39.54	4,634	34.93	6,371	37.59
Exercised	(6,096)	37.73	(1,218)	34.95	(627)	32.84
Canceled	(10,911)	45.57	(13,478)	44.98	(10,705)	48.91
Outstanding at year-end	62,020	$44.98	74,590	$44.80	84,652	$45.23
Exercisable at year-end	50,908	$46.65	60,833	$46.73	66,286	$47.24
For options outstanding and exercisable at April 26, 2013, the weighted average remaining contractual life was 4.27 years and 3.41 years, respectively. The total intrinsic value, calculated as the closing stock price at year-end less the option exercise price, of options exercised during fiscal years 2013, 2012, and 2011 was $39 million, $5 million, and $4 million, respectively. For options outstanding and exercisable at April 26, 2013, the total intrinsic value of in-the-money options was $236 million and $137 million, respectively. The Company issues new shares when stock option awards are exercised. Cash received from the exercise of stock options for the fiscal year ended April 26, 2013 was $230 million. The Company’s tax benefit related to the exercise of stock options for fiscal year 2013 was $12 million. Unrecognized compensation expense related to outstanding stock options as of April 26, 2013 was $46 million and is expected to be recognized over a weighted average period of 2.4 years and will be adjusted for any future changes in estimated forfeitures.
Restricted Stock Awards The following table summarizes restricted stock award activity during fiscal years 2013, 2012, and 2011:

	Fiscal Year
	2013		2012		2011
	Awards (in thousands)	Wtd. Avg. Grant Price	Awards (in thousands)	Wtd. Avg. Grant Price	Awards (in thousands)	Wtd. Avg. Grant Price
Nonvested, beginning balance	9,980	$37.80	9,207	$40.42	8,909	$42.67
Granted	3,135	39.53	3,785	35.60	2,682	37.52
Vested	(2,445)	35.58	(2,194)	44.74	(1,809)	47.28
Forfeited	(612)	36.34	(818)	38.46	(575)	40.12
Nonvested at year-end	10,058	$38.97	9,980	$37.80	9,207	$40.42
Unrecognized compensation expense related to restricted stock awards as of April 26, 2013 was $159 million and is expected to be recognized over a weighted average period of 2.4 years and will be adjusted for any future changes in estimated forfeitures.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

13. Income Taxes
The provision for income taxes is based on earnings before income taxes reported for financial statement purposes. The components of earnings from continuing operations before income taxes, based on tax jurisdiction, are as follows:

	Fiscal Year
(in millions)	2013	2012	2011
U.S.	$1,806	$1,620	$1,391
International	2,445	2,525	2,273
Earnings from continuing operations before income taxes	$4,251	$4,145	$3,664
The provision for income taxes from continuing operations consists of the following:

	Fiscal Year
(in millions)	2013	2012	2011
Current tax expense:
U.S.	$509	$664	$360
International	219	231	188
Total current tax expense	728	895	548
Deferred tax expense (benefit):
U.S.	46	(138)	51
International	10	(27)	10
Net deferred tax expense (benefit)	56	(165)	61
Total provision for income taxes	$784	$730	$609
Deferred taxes arise because of the different treatment of transactions for financial statement accounting and income tax accounting, known as “temporary differences.” The Company records the tax effect of these temporary differences as “deferred tax assets” and “deferred tax liabilities.” Deferred tax assets generally represent items that can be used as a tax deduction or credit in a tax return in future years for which the Company has already recorded the tax benefit in the consolidated statements of earnings. The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The Company has established valuation allowances for federal, state, and foreign net operating losses, credit carryforwards, capital loss carryforwards, and deferred tax assets which are capital in nature of $313 million and $258 million at April 26, 2013 and April 27, 2012, respectively. These carryover attributes expire at various points in time, from within a year to no expiration date. These valuation allowances would result in a reduction to the provision for income taxes in the consolidated statements of earnings, if they are ultimately not required. Deferred tax liabilities generally represent tax expense recognized in the consolidated financial statements for which payment has been deferred or expense has already been taken as a deduction on the Company’s tax return but has not yet been recognized as an expense in the consolidated statements of earnings. Tax assets (liabilities), shown before jurisdictional netting of deferred tax assets (liabilities), are comprised of the following:

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

(in millions)	April 26, 2013	April 27, 2012
Deferred tax assets:
Net operating loss, capital loss, and credit carryforwards	$423	$367
Pension and post-retirement benefits	239	256
Accrued liabilities	238	266
Stock-based compensation	223	233
Other	200	221
Inventory	121	141
Federal and state benefit on uncertain tax positions	57	81
Gross deferred tax assets	1,501	1,565
Valuation allowance	(313)	(258)
Total deferred tax assets	1,188	1,307
Deferred tax liabilities:
Intangible assets	(712)	(710)
Basis impairment	(214)	(178)
Realized loss on derivative financial instruments	(110)	(112)
Unrealized gain on available-for-sale securities and derivative financial instruments	(87)	(77)
Accumulated depreciation	(56)	(68)
Other	(29)	(31)
Total deferred tax liabilities	(1,208)	(1,176)
Prepaid income taxes	321	321
Income tax receivables	114	137
Tax assets, net	$415	$589
Reported as (after jurisdictional netting):
Tax assets	$539	$703
Long-term tax assets	232	176
Deferred tax liabilities	(16)	(14)
Long-term deferred tax liabilities	(340)	(276)
Total assets, net	$415	$589

Prior period current and non-current deferred tax assets and liabilities within the consolidated balance sheets have been corrected to properly reflect the jurisdictional netting of certain deferred income taxes and the presentation of accrued income taxes payable and receivable.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company’s effective income tax rate from continuing operations varied from the U.S. Federal statutory tax rate as follows:

	Fiscal Year
	2013	2012	2011
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
U.S. state taxes, net of Federal tax benefit	0.5	0.9	0.3
Research and development credit	(1.1)	(0.6)	(1.2)
Domestic production activities	(0.3)	(0.5)	(0.4)
International	(16.7)	(16.9)	(19.4)
Puerto Rico Excise Tax	(1.3)	(1.4)	(0.6)
Impact of restructuring charges, net, certain litigation charges, net, and acquisition-related items	2.0	0.3	2.4
Reversal of excess tax accruals	—	(0.8)	(1.8)
Valuation allowance release	(0.2)	(0.8)	—
Other, net	0.5	2.4	2.3
Effective tax rate	18.4%	17.6%	16.6%
In fiscal year 2012, the Company entered into a sale-leaseback agreement that was recorded as a capital lease and as a result of the transaction, the Company recorded a $33 million tax benefit associated with the release of a valuation allowance associated with the usage of a capital loss carryover. The $33 million tax benefit was recorded in the provision for income taxes in the consolidated statement of earnings for fiscal year 2012.
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
The Company has not provided U.S. income taxes on approximately $20.499 billion, $17.977 billion, and $14.912 billion of undistributed earnings from non-U.S. subsidiaries as of April 26, 2013, April 27, 2012, and April 29, 2011, respectively. Except for certain unique and immaterial situations, these earnings are indefinitely reinvested outside the U.S. and are available for use by the Company's non-U.S. operations. The Company continues to be focused on goals to grow its business through increased globalization of the Company. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.
Currently, the Company’s operations in Puerto Rico, Switzerland, and Singapore have various tax incentive grants. The tax reductions as compared to the local statutory rate favorably impacted earnings per diluted share by $0.42 in fiscal year 2013, $0.43 in fiscal year 2012, and $0.39 in fiscal year 2011. Unless these grants are extended, they will expire between fiscal years 2014 and 2027. The expiration of a tax incentive grant in fiscal year 2014 is not expected to have a significant impact on the provision for income taxes in the consolidated statements of earnings in future years.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company had $1.068 billion, $917 million, and $769 million of gross unrecognized tax benefits as of April 26, 2013, April 27, 2012, and April 29, 2011, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal years 2013, 2012, and 2011 is as follows:

	Fiscal Year
(in millions)	2013	2012	2011
Gross unrecognized tax benefits at beginning of fiscal year	$917	$769	$538
Gross increases:
Prior year tax positions	12	47	151
Current year tax positions	169	171	172
Gross decreases:
Prior year tax positions	(21)	(53)	(57)
Settlements	(6)	(4)	(32)
Statute of limitation lapses	(3)	(13)	(3)
Gross unrecognized tax benefits at end of fiscal year	$1,068	$917	$769
If all of the Company’s unrecognized tax benefits as of April 26, 2013, April 27, 2012, and April 29, 2011 were recognized, $1.028 billion, $858 million, and $685 million would impact the Company’s effective tax rate, respectively. Although the Company believes that it has adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on the Company’s effective tax rate in future periods. The Company has recorded the gross unrecognized tax benefits as a long-term liability, as it does not expect significant payments to occur or the total amount of unrecognized tax benefits to change significantly over the next 12 months.
The Company recognizes interest and penalties related to income tax matters in the provision for income taxes in the consolidated statements of earnings and records the liability in the current or long-term accrued income taxes in the consolidated balance sheets, as appropriate. The Company had $88 million, $120 million, and $80 million of accrued gross interest and penalties as of April 26, 2013, April 27, 2012, and April 29, 2011, respectively. During the fiscal years ended April 26, 2013, April 27, 2012, and April 29, 2011, the Company recognized gross interest expense of approximately $33 million, $32 million, and $18 million in the provision for income taxes in the consolidated statements of earnings, respectively.
Tax audits associated with the allocation of income, and other complex issues, may require an extended period of time to resolve and may result in income tax adjustments if changes to the Company’s allocation are required between jurisdictions with different tax rates. Tax authorities periodically review the Company’s tax returns and propose adjustments to the Company’s tax filings. The IRS has settled its audits with the Company for all years through fiscal year 2004. Tax years settled with the IRS may remain open for foreign tax audits and competent authority proceedings. Competent authority proceedings are a means to resolve intercompany pricing disagreements between countries. The major foreign jurisdictions where the Company conducts business have generally concluded all material tax matters through fiscal year 2004. In addition, substantially all material state and local tax matters have been concluded through fiscal year 2004.
In March 2009, the IRS issued its audit report for fiscal years 2005 and 2006. The Company reached agreement with the IRS on some, but not all matters related to these fiscal years. On December 23, 2010, the IRS issued a statutory notice of deficiency with respect to the remaining issues. The Company filed a Petition with the U.S. Tax Court on March 21, 2011 objecting to the deficiency. During October and November 2012, the Company reached resolution with the IRS on various matters, including the deductibility of a settlement payment. The remaining unresolved issues relate to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, which is one of the Company's key manufacturing sites.
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

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

directly from the Kyphon shareholders, the IRS has argued that a deemed taxable event occurred. The Company disagrees with the IRS and is currently attempting to resolve these matters at the IRS Appellate level and will proceed through litigation, if necessary.
The Company’s reserves for uncertain tax positions relate to unresolved matters with the IRS and other taxing authorities. These reserves are subject to a high degree of estimation and management judgment. Resolution of these significant unresolved matters, or positions taken by the IRS or foreign tax authorities during future tax audits, could have a material impact on the Company’s financial results in future periods. The Company continues to believe that its reserves for uncertain tax positions are appropriate and that it has meritorious defenses for its tax filings and will vigorously defend them during the audit process, appellate process, and through litigation in courts, as necessary.
14. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans (post-retirement benefits), defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The cost of these plans was $419 million, $319 million, and $368 million in fiscal years 2013, 2012, and 2011, respectively.
In the U.S., the Company maintains a qualified pension plan designed to provide guaranteed minimum retirement benefits to all eligible U.S. employees. Pension coverage for non-U.S. employees is provided, to the extent deemed appropriate, through separate plans. In addition, U.S. and Puerto Rico employees are also eligible to receive specified Company paid health care and life insurance benefits through the Company’s post-retirement benefits. In addition to the benefits provided under the qualified pension plan, retirement benefits associated with wages in excess of the IRS allowable limits are provided to certain employees under a non-qualified plan.
As of April 26, 2013 and April 27, 2012, the net underfunded status of the Company’s benefit plans was $584 million and $621 million, respectively.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

The change in benefit obligation and funded status of the Company’s employee retirement plans are as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Fiscal Year		Fiscal Year		Fiscal Year
(in millions)	2013	2012	2013	2012	2013	2012
Accumulated benefit obligation at end of year:	$1,924	$1,673	$689	$589	$302	$339
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,877	$1,516	$717	$638	$339	$295
Service cost	104	92	43	42	19	19
Interest cost	94	87	27	29	15	17
Employee contributions	—	—	15	14	9	9
Plan amendments	—	—	(8)	(4)	—	—
Actuarial loss (gain)	151	230	65	72	(62)	16
Benefits paid	(72)	(48)	(25)	(25)	(19)	(18)
Medicare Part D reimbursements	—	—	—	—	1	1
Foreign currency exchange rate changes	—	—	(23)	(49)	—	—
Projected benefit obligation at end of year	$2,154	$1,877	$811	$717	$302	$339
Change in plan assets:
Fair value of plan assets at beginning of year	$1,470	$1,392	$638	$606	$204	$198
Actual return on plan assets	129	25	69	49	19	4
Employer contributions	190	101	49	39	20	11
Employee contributions	—	—	15	14	9	9
Benefits paid	(72)	(48)	(25)	(25)	(19)	(18)
Foreign currency exchange rate changes	—	—	(13)	(45)	—	—
Fair value of plan assets at end of year	$1,717	$1,470	$733	$638	$233	$204
Funded status at end of year:
Fair value of plan assets	$1,717	$1,470	$733	$638	$233	$204
Benefit obligations	2,154	1,877	811	717	302	339
Underfunded status of the plans	$(437)	$(407)	$(78)	$(79)	$(69)	$(135)
Recognized liability	$(437)	$(407)	$(78)	$(79)	$(69)	$(135)
Amounts recognized on the consolidated balance sheets consist of:
Non-current assets	$—	$—	$19	$20	$—	$—
Current liabilities	(9)	(8)	(4)	(2)	(1)	(1)
Non-current liabilities	(428)	(399)	(93)	(97)	(68)	(134)
Recognized liability	$(437)	$(407)	$(78)	$(79)	$(69)	$(135)
Amounts recognized in accumulated other comprehensive (loss) income:
Prior service (benefit) cost	$5	$5	$(1)	$6	$(3)	$(3)
Net actuarial loss	1,048	969	190	175	43	108
Ending balance	$1,053	$974	$189	$181	$40	$105

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

In certain countries outside the U.S., fully funding pension plans is not a common practice, as funding provides no income tax benefit. Consequently, certain pension plans were partially funded as of April 26, 2013 and April 27, 2012. U.S. and non-U.S. plans with accumulated benefit obligations in excess of plan assets consist of the following:

	Fiscal Year
(in millions)	2013	2012
Accumulated benefit obligation	$2,003	$1,737
Projected benefit obligation	2,243	1,955
Plan assets at fair value	1,740	1,481
Plans with projected benefit obligations in excess of plan assets consist of the following:

	Fiscal Year
(in millions)	2013	2012
Projected benefit obligation	$2,637	$2,456
Plan assets at fair value	2,104	1,950
The net periodic benefit cost of the plans include the following components:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Post-Retirement Benefits
	Fiscal Year			Fiscal Year			Fiscal Year
(in millions)	2013	2012	2011	2013	2012	2011	2013	2012	2011
Service cost	$104	$92	$87	$43	$42	$39	$19	$19	$18
Interest cost	94	87	77	27	29	26	15	17	16
Expected return on plan assets	(128)	(121)	(106)	(33)	(36)	(27)	(17)	(16)	(13)
Amortization of prior service cost (credit)	(1)	(1)	(2)	1	1	1	—	—	—
Amortization of net actuarial loss	71	45	34	8	4	5	3	3	5
Net periodic benefit cost	140	102	90	46	40	44	20	23	26
Special termination benefits	—	—	13	—	—	—	—	—	2
Total cost for the period	$140	$102	$103	$46	$40	$44	$20	$23	$28
The other changes in plan assets and projected benefit obligations recognized in accumulated other comprehensive (loss) income for fiscal year 2013 are as follows:

(in millions)	U.S. Pension Benefits	Non-U.S. Pension Benefits	Post- Retirement Benefits
Net actuarial loss (gain)	$150	$29	$(63)
Prior service credit	—	(8)	—
Amortization of prior service cost	1	—	—
Amortization of net actuarial gain	(71)	(8)	(3)
Effect of exchange rates	—	(5)	—
Total recognized in accumulated other comprehensive loss	$80	$8	$(66)
Total recognized in net periodic pension cost and accumulated other comprehensive loss	$220	$54	$(46)

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

The estimated amounts that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost, before tax, in fiscal year 2013 are as follows:

(in millions)	U.S. Pension Benefits	Non-U.S. Pension Benefits	Post- Retirement Benefits
Amortization of prior service cost	$1	$—	$—
Amortization of net actuarial loss	85	11	1
	$86	$11	$1
The actuarial assumptions are as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Post-Retirement Benefits
	Fiscal Year			Fiscal Year			Fiscal Year
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Weighted average assumptions – projected benefit obligation:
Discount rate	4.55%	5.05%	5.80%	3.53%	3.98%	4.75%	4.55%	5.05%	5.80%
Rate of compensation increase	3.90%	3.80%	3.80%	2.78%	2.85%	2.97%	N/A	N/A	N/A
Initial health care cost trend rate pre-65	N/A	N/A	N/A	N/A	N/A	N/A	7.75%	7.50%	7.75%
Initial health care cost trend rate post-65	N/A	N/A	N/A	N/A	N/A	N/A	7.00%	7.25%	7.50%
Weighted average assumptions – net periodic benefit cost:
Discount rate	5.05%	5.80%	6.05%	3.98%	4.75%	4.68%	5.05%	5.80%	6.05%
Expected return on plan assets	8.25%	8.25%	8.25%	5.19%	5.82%	5.71%	8.25%	8.25%	8.25%
Rate of compensation increase	3.80%	3.80%	3.80%	2.85%	2.97%	3.05%	N/A	N/A	N/A
Initial health care cost trend rate pre-65	N/A	N/A	N/A	N/A	N/A	N/A	7.50%	7.75%	8.00%
Initial health care cost trend rate post-65	N/A	N/A	N/A	N/A	N/A	N/A	7.25%	7.50%	7.75%
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
Retirement Benefit Plan Investment Strategy The Company has an account that holds the assets for both the U.S. pension plan and other U.S. post-retirement benefits, primarily retiree medical benefits. For investment purposes, the plans are managed in an identical way, as their objectives are similar.
The Company has a Qualified Plan Committee (the Plan Committee) that sets investment guidelines for U.S. pension plan and other U.S. post-retirement benefits with the assistance of an external consultant. These guidelines are established based on market conditions, risk tolerance, funding requirements, and expected benefit payments. The Plan Committee also oversees the investment allocation process, selects the investment managers, and monitors asset performance. As pension liabilities are long-term in nature, the Company employs a long-term total return approach to maximize the long-term rate of return on plan assets for a prudent level of risk. An annual analysis on the risk versus the return of the investment portfolio is conducted to justify the expected long-term rate of return assumption.
The investment portfolio contains a diversified portfolio of investment categories, including equities, fixed income securities, hedge funds, and private equity. Securities are also diversified in terms of domestic and international securities, short- and long-term securities, growth and value styles, large cap and small cap stocks, active and passive management, and derivative-based styles.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

Outside the U.S., pension plan assets are typically managed by decentralized fiduciary committees. There is significant variation in policy asset allocation from country to country. Local regulations, local funding rules, and local financial and tax considerations are part of the funding and investment allocation process in each country.
The Plan did not hold any investments in the Company’s common stock as of April 26, 2013 or April 27, 2012.
The Company’s pension plan target allocations at April 26, 2013 and April 27, 2012, by asset category, are as follows:
U.S. Plans

	Target Allocation
	2013	2012
Asset Category
Equity securities	50%	50%
Debt securities	20	20
Other	30	30
Total	100%	100%

Non-U.S. Plans
	Target Allocation
	2013	2012
Asset Category
Equity securities	40%	41%
Debt securities	22	23
Other	38	36
Total	100%	100%
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
Partnership Units: Valued based on the year-end net asset values of the underlying partnerships. The net asset values of the partnerships are based on the fair values of the underlying investments of the partnerships. Quoted market prices are used to value the underlying investments of the partnerships, where the partnerships consist of the investment pools which invest primarily in common stocks. Partnership units include partnerships, private equity investments, and real asset investments. Partnerships primarily include long/short equity and absolute return strategies. These investments can be redeemed monthly with notice periods ranging from 45 to 95 days. There are two absolute return strategy funds totaling $7 million that are in the process of liquidation.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company expects to receive the majority of the proceeds over the next five years. Private equity investments consist of common stock and debt instruments of private companies. For private equity funds, the sum of the unfunded commitments is $29 million and the estimated liquidation period of these funds is expected to be one to 15 years. Real asset investments consist of commodities, derivatives, Real Estate Investment Trusts, and illiquid real estate holdings. These investments have redemption and liquidation periods ranging from 30 days to 10 years. If a quoted market price is not available for a partnership investment, other valuation procedures are utilized to arrive at fair value.
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
During fiscal year 2011, the Company reviewed the hierarchy classification of fixed income mutual funds. The Company determined these investments had valuation characteristics consistent with Level 2 securities. Consequently, the Company transferred fixed income mutual funds from Level 1 to Level 2. Additionally, the Company reviewed the hierarchy classification of registered investment companies. The Company determined these investments had valuation characteristics consistent with Level 2 securities. Consequently, the Company transferred registered investment companies from Level 1 to Level 2. There were no transfers from Level 1 or 2 to Level 3 during the fiscal years ended April 26, 2013 or April 27, 2012.
The following tables provide information by level for the retirement benefit plan assets that are measured at fair value, as defined by U.S. GAAP. See Note 6 for discussion of the fair value measurement terms of Levels 1, 2, and 3.
U.S. Pension Benefits

	Fair Value at
		Fair Value Measurements Using Inputs Considered as
(in millions)	April 26, 2013	Level 1	Level 2	Level 3
Short-term investments	$195	$195	$—	$—
U.S. government securities	172	145	27	—
Corporate debt securities	62	—	61	1
Other common stock	216	216	—	—
Equity mutual funds/commingled trusts	377	—	150	227
Fixed income mutual funds	72	—	72	—
Partnership units	623	—	—	623
	$1,717	$556	$310	$851

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

	Fair Value at	Fair Value Measurements Using Inputs Considered as
(in millions)	April 27, 2012	Level 1	Level 2	Level 3
Short-term investments	$133	$133	$—	$—
U.S. government securities	169	151	18	—
Corporate debt securities	46	—	45	1
Other common stock	186	186	—	—
Equity mutual funds/commingled trusts	316	—	123	193
Fixed income mutual funds	62	—	62	—
Partnership units	558	—	—	558
	$1,470	$470	$248	$752
The following tables provide a reconciliation of the beginning and ending balances of U.S. pension benefits assets measured at fair value that used significant unobservable inputs (Level 3):

(in millions)	Total Level 3 Investments	Corporate Debt Securities	Equity Mutual Funds/Commingled Trusts	Partnership Units
Balance as of April 27, 2012	$752	$1	$193	$558
Total realized gains (losses) included in earnings	8	—	—	8
Total unrealized gains (losses) included in accumulated other comprehensive loss	62	—	34	28
Purchases and sales, net	29	—	—	29
Balance as of April 26, 2013	$851	$1	$227	$623

(in millions)	Total Level 3 Investments	Corporate Debt Securities	Equity Mutual Funds/Commingled Trusts	Partnership Units
Balance as of April 29, 2011	$685	$—	$242	$443
Total realized gains (losses) included in earnings	17	—	17	—
Total unrealized (losses) gains included in accumulated other comprehensive loss	(17)	—	(13)	(4)
Purchases and sales, net	67	1	(53)	119
Balance as of April 27, 2012	$752	$1	$193	$558

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

Non-U.S. Pension Benefits

	Fair Value at	Fair Value Measurements Using Inputs Considered as
(in millions)	April 26, 2013	Level 1	Level 2	Level 3
Registered investment companies	$715	$—	$715	$—
Insurance contracts	10	—	—	10
Partnership units	8	—	—	8
	$733	$—	$715	$18

	Fair Value at	Fair Value Measurements Using Inputs Considered as
(in millions)	April 27, 2012	Level 1	Level 2	Level 3
Registered investment companies	$622	$—	$622	$—
Insurance contracts	9	—	—	9
Partnership units	7	—	—	7
	$638	$—	$622	$16
The following tables provide a reconciliation of the beginning and ending balances of non-U.S. pension benefits assets measured at fair value that used significant unobservable inputs (Level 3):

(in millions)	Total Level 3 Investments	Insurance Contracts	Partnership Units
Balance as of April 27, 2012	$16	$9	$7
Total unrealized gains (losses) included in accumulated other comprehensive loss	1	—	1
Purchases and sales, net	1	1	—
Balance as of April 26, 2013	$18	$10	$8

(in millions)	Total Level 3 Investments	Insurance Contracts	Partnership Units
Balance as of April 29, 2011	$16	$9	$7
Purchases and sales, net	2	1	1
Foreign currency exchange	(2)	(1)	(1)
Balance as of April 27, 2012	$16	$9	$7

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

Post-Retirement Benefits

	Fair Value at	Fair Value Measurements Using Inputs Considered as
(in millions)	April 26, 2013	Level 1	Level 2	Level 3
Short-term investments	$28	$28	$—	$—
U.S. government securities	24	20	4	—
Corporate debt securities	9	—	9	—
Other common stock	31	31	—	—
Equity mutual funds/commingled trusts	53	—	21	32
Fixed income mutual funds	10	—	10	—
Partnership units	88	—	—	88
Total	$243	$79	$44	$120
Other items to reconcile to fair value of plan assets	(10)
	$233
	Fair Value at	Fair Value Measurements Using Inputs Considered as
(in millions)	April 27, 2012	Level 1	Level 2	Level 3
Short-term investments	$19	$19	$—	$—
U.S. government securities	25	22	3	—
Corporate debt securities	6	—	6	—
Other common stock	27	27	—	—
Equity mutual funds/commingled trusts	46	—	18	28
Fixed income mutual funds	9	—	9	—
Partnership units	80	—	—	80
Total	$212	$68	$36	$108
Other items to reconcile to fair value of plan assets	(8)
	$204
The following tables provide a reconciliation of the beginning and ending balances of post-retirement benefit assets measured at fair value that used significant unobservable inputs (Level 3):

(in millions)	Total Level 3 Investments	Equity Mutual Funds/Commingled Trusts	Partnership Units
Balance as of April 27, 2012	$108	$28	$80
Total realized gains (losses) included in earnings	5	4	1
Total unrealized gains (losses) included in accumulated other comprehensive loss	4	—	4
Purchases and sales, net	3	—	3
Balance as of April 26, 2013	$120	$32	$88

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

(in millions)	Total Level 3 Investments	Equity Mutual Funds/Commingled Trusts	Partnership Units
Balance as of April 29, 2011	$102	$36	$66
Total realized gains (losses) included in earnings	2	2	—
Total unrealized (losses) gains included in accumulated other comprehensive loss	(2)	(1)	(1)
Purchases and sales, net	6	(9)	15
Balance as of April 27, 2012	$108	$28	$80
Retirement Benefit Plan Funding It is the Company’s policy to fund retirement costs within the limits of allowable tax deductions. During fiscal year 2013, the Company made discretionary contributions of approximately $190 million to the U.S. pension plan and approximately $20 million to fund post-retirement benefits. Internationally, the Company contributed approximately $49 million for pension benefits during fiscal year 2013. During fiscal year 2014, the Company anticipates that its contribution for pension benefits and post-retirement benefits will be less than those contributions made during fiscal year 2013. Based on the guidelines under the U.S. Employee Retirement Income Security Act of 1974 and the various guidelines which govern the plans outside the U.S., the majority of anticipated fiscal year 2014 contributions will be discretionary. The Company believes that, along with pension assets, the returns on invested pension assets, and Company contributions, the Company will be able to meet its pension and other post-retirement obligations in the future.
Retiree benefit payments, which reflect expected future service, are anticipated to be paid as follows:

(in millions)	U.S. Pension Benefits	Non-U.S. Pension Benefits	Post-Retirement Benefits
Fiscal Year	Gross Payments	Gross Payments	Gross Payments	Gross Medicare Part D Receipts
2014	$51	$25	$10	$—
2015	59	26	11	—
2016	68	27	12	—
2017	77	28	14	—
2018	87	30	16	—
2019 – 2023	597	161	107	—
Total	$939	$297	$170	$—
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

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company’s U.S. qualified defined benefit plans are funded in excess of 80 percent and, therefore, the Company expects that the plans will not be subject to the “at risk” funding requirements of the Pension Protection Act and that the law will not have a material impact on future contributions.
The initial health care cost trend rates for post-retirement benefit plans was 7.75 percent for pre-65 and 7.00 percent for post-65 at April 26, 2013. Based on actuarial data, the trend rates are expected to decline to 5.0 percent over a five-year period. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(in millions)	One-Percentage- Point Increase	One-Percentage- Point Decrease
Effect on post-retirement benefit cost	$2	$(1)
Effect on post-retirement benefit obligation	13	(10)
Defined Contribution Savings Plans The Company has defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Company contributions to the plans are based on employee contributions and Company performance and since fiscal year 2006, the entire match has been made in cash. Expense under these plans was $163 million, $106 million, and $147 million in fiscal years 2013, 2012, and 2011, respectively.
Effective May 1, 2005, the Company froze participation in the existing defined benefit pension plan in the U.S. and implemented two new plans including an additional defined benefit pension plan and a new defined contribution pension plan, respectively: the Personal Pension Account (PPA) and the Personal Investment Account (PIA). Employees in the U.S. hired on or after May 1, 2005 have the option to participate in either the PPA or the PIA. Participants in the PPA receive an annual allocation of their salary and bonus on which they will receive an annual guaranteed rate of return which is based on the ten-year Treasury bond rate. Participants in the PIA also receive an annual allocation of their salary and bonus; however, they are allowed to determine how to invest their funds among identified fund alternatives. The cost associated with the PPA is included in U.S. Pension Benefits in the tables presented earlier. The defined contribution cost associated with the PIA was approximately $50 million, $48 million, and $46 million in fiscal years 2013, 2012, and 2011, respectively.
15. Leases
The Company leases office, manufacturing, and research facilities and warehouses, as well as transportation, data processing, and other equipment under capital and operating leases. A substantial number of these leases contain options that allow the Company to renew at the fair rental value on the date of renewal.
Future minimum payments under capitalized leases and non-cancelable operating leases at April 26, 2013 are:

(in millions) Fiscal Year	Capitalized Leases	Operating Leases
2014	$18	$104
2015	18	74
2016	17	48
2017	34	27
2018	22	14
Thereafter	85	27
Total minimum lease payments	$194	$294
Less amounts representing interest	(30)	N/A
Present value of net minimum lease payments	$164	N/A
Rent expense for all operating leases, including discontinued operations in prior years, was $140 million, $153 million, and $148 million in fiscal years 2013, 2012, and 2011, respectively.
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
16. Discontinued Operations
Beginning in the third quarter of fiscal year 2012, the results of operations, assets, and liabilities of the Physio-Control business, which were previously presented as a component of the Cardiac and Vascular Group operating segment, are classified as discontinued operations.
On January 30, 2012, the Company completed the sale of the Physio-Control business to Bain Capital Partners, LLC. The Company sold $164 million in net assets and received $386 million in net cash. Additionally, the Company entered into a Transition Services Agreement (TSA) with Physio-Control in which the Company provided transition services for Physio-Control through fiscal year 2013 as it established standalone processes separate from Medtronic. The TSA required the Company to continue to provide certain back-office support functions to Physio-Control in the areas of finance, facilities, human resources, customer service, IT, quality and regulatory, and operations. The Company was compensated for the services specified in the TSA. The Company recorded the income earned from the TSA in other expense, net in the consolidated statements of earnings.
The following is a summary of the operating results of Physio-Control for discontinued operations for fiscal years 2012 and 2011:

	Fiscal Year
(in millions)	2012	2011
Discontinued operations:
Net sales	$323	$425
Earnings from operations of Physio-Control	$48	$64
Physio-Control divestiture-related costs	(42)	(2)
Gain on sale of Physio-Control	218	—
Income tax expense	(22)	(21)
Earnings from discontinued operations	$202	$41
In the third quarter of fiscal year 2012, the Company recorded an $84 million deferred income tax benefit in discontinued operations. In accordance with authoritative guidance, the Company was required to establish a deferred tax asset on the difference between its tax basis and book basis in the shares of Physio-Control, up to the expected amount of gain. In the fourth quarter of fiscal year 2012 the deferred income tax benefit was reversed upon the finalization of the sale. In the fourth quarter of fiscal year 2012, the Company recognized a pre-tax gain on sale of $218 million, which included a reversal of the portion of the Company’s currency translation adjustment related to Physio-Control. Additionally, during fiscal year 2012, the Company recorded $42 million of Physio-Control divestiture-related costs in discontinued operations. The Company reclassified $12 million of Physio-Control divestiture-related costs previously recorded in acquisition-related items within continuing operations on the consolidated statements of earnings in the first and second quarters of fiscal year 2012 to discontinued operations.
17. Contingencies
The Company is involved in a number of legal actions. The outcomes of these legal actions are not within the Company's complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief (including injunctions barring the sale of products that are the subject of the lawsuit), that could require significant expenditures or result in lost revenues. In accordance with U.S. GAAP, the Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines or punitive damages; or could result in a change in business practice. While it is not possible to predict the outcome for most of the matters discussed, the Company believes it is possible that costs associated with them could have a material adverse impact on the Company's consolidated earnings, financial position, or cash flows.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

Litigation with Wyeth and Cordis Corporation
On February 22, 2008, Wyeth and Cordis Corporation (Cordis) filed a lawsuit against the Company and its subsidiary, Medtronic AVE, Inc., in U.S. District Court for the District of New Jersey, alleging that Medtronic's Endeavor drug-eluting stent infringes three U.S. “Morris” patents alleged to be owned by Wyeth and exclusively licensed to Cordis. On January 19, 2012, the Court found the patent claims asserted against Medtronic to be invalid and entered an Order and Judgment in favor of Medtronic and the other defendants. Wyeth and Cordis have appealed. The Company is indemnified for the claims made by Wyeth and Cordis. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.
Litigation with Edwards Lifesciences, Inc.
On March 19, 2010, the U.S. District Court for the District of Delaware added Medtronic CoreValve LLC (CoreValve) as a party to litigation pending between Edwards Lifesciences, Inc. (Edwards) and CoreValve, Inc. In the litigation, Edwards asserted that CoreValve’s transcatheter aortic valve replacement product infringed three U.S. “Andersen” patents owned by Edwards. Before trial, the court granted summary judgment to Medtronic as to two of the three patents. Following a trial, on April 1, 2010 a jury found that CoreValve willfully infringed a claim on the remaining "Andersen" patent and awarded total lost profit and royalty damages, as of that time, of $74 million. On November 13, 2012, the U.S. Court of Appeals for the Federal Circuit upheld the jury verdict. Medtronic filed a petition for certiorari to the United States Supreme Court on May 6, 2013. Medtronic recorded an expense of $245 million related to probable and reasonably estimated damages for this matter in the second quarter of fiscal year 2013, of which $84 million was paid on February 28, 2013.
On March 12, 2010, Edwards served a second lawsuit in the Delaware court upon CoreValve, Medtronic Vascular, and Medtronic, asserting that Medtronic's transcatheter aortic valve replacement product from CoreValve infringed three U.S. "Andersen" patents owned by Edwards, including two of the patents that were the subject of the first lawsuit. Medtronic has moved to dismiss the lawsuit. Also pending in the Delaware court is Edwards' claim that the CoreValve transcatheter aortic valve replacement product infringes a "Cribier" patent. This claim is scheduled for trial in calendar year 2014. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from these matters.
Edwards has also brought actions in Europe alleging patent infringement. Edwards previously asserted that the CoreValve product infringed an "Andersen" patent in Germany and the United Kingdom, which is a counterpart to the U.S. "Andersen" patents. Courts in both countries found that the CoreValve product does not infringe the European "Andersen" patent and dismissed both cases. On August 30, 2012, Edwards commenced a proceeding in Mannheim, Germany, alleging that Medtronic's CoreValve transcatheter valve infringes three European patents and seeking injunctive and other relief. On June 14, 2013, the Mannheim court dismissed Edward's case on the merits that Medtronic's CoreValve transcatheter valve infringes the "Cribier" patent. Proceedings in the other two patents are pending, with one ruling expected July 12, 2013 and a trial hearing scheduled for the other on December 20, 2013. The Company has not recorded an expense related to damages in connection with this matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.
Sprint Fidelis Product Liability Matters
In 2007, a putative class action was filed in the Ontario Superior Court of Justice in Canada seeking damages for personal injuries allegedly related to the Company's Sprint Fidelis family of defibrillation leads. On October 20, 2009, the court certified a class proceeding but denied class certification on plaintiffs' claim for punitive damages. Pretrial proceedings are underway. The Company has not recorded an expense related to damages in connection with this matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

INFUSE Product Liability Litigation
Over the course of fiscal year 2013, plaintiffs filed approximately 100 lawsuits against the Company in the U.S. state and federal courts alleging personal injury from the INFUSE bone graft product. Subsequent to the end of fiscal year 2013, plaintiffs filed approximately 300 additional such lawsuits. Certain law firms have advised the Company that they may bring a large number of similar claims against the Company in the future. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from these matters.
Shareholder Related Matters
On March 12, 2012, Charlotte Kococinski filed a shareholder derivative action against both the Company and certain of its current and former officers and members of the Board of Directors in the U.S. District Court for the District of Minnesota, setting forth certain allegations, including a claim that defendants violated various purported duties in connection with the INFUSE bone graft product and otherwise. On March 25, 2013, the Court dismissed the case without prejudice. In May 2012, Daniel Himmel and the Saratoga Advantage Trust commenced two other separate shareholder derivative actions in Hennepin County, Minnesota, District Court against the same defendants, making allegations similar to those in the Kococinski case. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from these matters.
Mirowski
Medtronic is a licensee to the RE 38,119 patent ('119 Patent) and RE 38,897 patent ('897 Patent) owned by Mirowski Family Ventures, LLC (Mirowski) relating to the treatment of hemodynamic dysfunction. Medtronic and Mirowski dispute the application of the '119 and '897 Patents to certain Medtronic cardiac resynchronization products. On December 17, 2007, Medtronic filed an action in U.S. District Court for the District of Delaware seeking a declaration that none of its products infringe any valid claims of either the '119 or '897 Patents. If certain conditions are fulfilled, the '119 and/or '897 Patents are determined to be valid, and the Medtronic products are found to infringe the '119 and/or '897 Patents, Medtronic will be obligated to pay royalties to Mirowski based upon sales of certain cardiac resynchronization therapy-defibrillator (CRT-D) products. On March 30, 2011, the trial court entered a judgment of non-infringement in Medtronic's favor. On September 16, 2012, the Federal Circuit reversed and remanded the trial court's decision for a new trial, based on its holding that the trial court did not properly allocate the burden of proof in the initial proceedings. Medtronic filed a petition for certiorari to the United States Supreme Court on March 15, 2013, which the Supreme Court granted on May 20, 2013. The Company has not recorded an expense pursuant to U.S. GAAP requirements in connection with this matter because any loss is not probable or reasonably estimable. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.
Other Matters
On September 25, 2007 and November 16, 2007, the Company received letters from the U.S. Securities and Exchange Commission (SEC) and the U.S. Department of Justice (DOJ), respectively, requesting information relating to any potential violations of the U.S. Foreign Corrupt Practices Act in connection with the sale of medical devices in several non-U.S. countries. A number of competitors have publicly disclosed receiving similar letters. Subsequently, the SEC and DOJ made additional requests for information from the Company. In June 2013, the SEC and the DOJ both informed the Company that they would be closing their investigations without pursuing any enforcement action or charges against the Company.
The Company has received subpoenas or document requests from certain government bodies seeking information regarding sales, marketing, clinical, and other information relating to the INFUSE bone graft product, including civil investigative demands from the Attorneys General in Massachusetts, California, Oregon, and Illinois. The Company is fully cooperating with these requests.
On September 16, 2009, the Company received a subpoena from the Office of Inspector General for the Department of Health and Human Services in the Eastern District of California requesting production of documents relating to the Company's cardiac rhythm medical devices, including revenue, sales, marketing, and promotional documents, documents relating to reimbursement communications to customers pertaining to the devices, documents relating to scientific studies and registries pertaining to the devices, and documents relating to payments or items of value provided to customers. The Company is fully cooperating with this inquiry. Allegations relating to post-market clinical studies in this matter were resolved as part of the settlement agreement reached with the DOJ, on behalf of the U.S. Attorney's Office for the District of Minnesota, in November 2011.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

On March 12, 2010, the Company received a civil investigative demand from the DOJ pursuant to the federal False Claims Act seeking information regarding the Company's knowledge about claims to Medicare for the implantation of implantable cardioverter defibrillators (ICDs), including reimbursement advice given by the Company, payments to persons or entities involved in decisions about implantation of ICDs, and the national coverage determination relating to ICDs. The Company is fully cooperating with this inquiry.
On October 14, 2010, the Company received a subpoena issued by the U.S. Attorney's Office for the Western District of New York pursuant to the Health Insurance Portability & Accountability Act of 1996, relating to the Company's sales, marketing, and reimbursement support practices regarding certain neurostimulation devices. The Company is fully cooperating with this inquiry.
On November 9, 2010, the French Competition Authority commenced an investigation of the Company, along with a number of other medical device companies, and the companies' trade association, Syndicat National de l'Industrie des Technologies Medicales (SNITEM), to determine whether such companies or SNITEM engaged in any anticompetitive practices in responding to tenders to purchase certain medical devices. The Company is fully cooperating with the investigation.
On August 24, 2011, the Company received a letter from the DOJ requesting information relating to the Company's practices regarding the replacement of insulin pumps for Medicare beneficiaries. The Company is fully cooperating with this inquiry.
On May 6, 2013, the Company received a letter from the United States Attorney's Office for the District of Minnesota requesting information relating to the Company's compliance with the Trade Agreements Act. The Company is fully cooperating with this inquiry.
The Company has not recorded an expense related to losses in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from these matters.
In the normal course of business, the Company periodically enters into agreements that require it to indemnify customers or suppliers for specific risks, such as claims for injury or property damage arising out of the Company's products or the negligence of its personnel or claims alleging that its products infringe third-party patents or other intellectual property. The Company's maximum exposure under these indemnification provisions cannot be estimated, and the Company has not accrued any liabilities within the consolidated financial statements. Historically, the Company has not experienced significant losses on these types of indemnifications.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

18. Quarterly Financial Data (unaudited)

(in millions, except per share data)		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net Sales
	2013	$4,008	$4,095	$4,027	$4,459	$16,590
	2012	3,946	4,023	3,918	4,297	16,184
Gross Profit
	2013	$3,035	$3,075	$3,028	$3,325	$12,464
	2012	2,995	3,063	2,987	3,250	12,295
Earnings from Continuing Operations
	2013	$864	$646	$988	$969	$3,467
	2012	819	864	845	888	3,415
Net Earnings
	2013	$864	$646	$988	$969	$3,467
	2012	821	871	935	991	3,617
Basic Earnings per Share:
Earnings from continuing operations
	2013	$0.84	$0.63	$0.98	$0.96	3.40
	2012	0.77	0.82	0.80	0.85	3.24
Net earnings
	2013	$0.84	$0.63	$0.98	$0.96	3.40
	2012	0.77	0.82	0.89	0.95	3.43
Diluted Earnings per Share:
Earnings from continuing operations
	2013	$0.83	$0.63	$0.97	$0.95	3.37
	2012	0.77	0.81	0.80	0.85	3.22
Net earnings
	2013	$0.83	$0.63	$0.97	$0.95	3.37
	2012	0.77	0.82	0.88	0.94	3.41
The data in the schedule above has been intentionally rounded to the nearest million and therefore the quarterly amounts may not sum to the fiscal year-to-date amounts.
19. Segment and Geographic Information
The Company's operations are comprised of two reportable segments. The Company's Cardiac and Vascular Group consists of four businesses: Cardiac Rhythm Disease Management (CRDM), Coronary, Structural Heart, and Endovascular. The primary products sold by this operating segment include those for cardiac rhythm disorders and cardiovascular disease. The Company's Restorative Therapies Group consists of four businesses: Spine, Neuromodulation, Diabetes, and Surgical Technologies. The primary products sold by this operating segment include those for spinal conditions and musculoskeletal trauma, neurological disorders, urological and digestive disorders, diabetes, and ear, nose, and throat conditions.
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

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. Net sales and earnings before income taxes by reportable segment are as follows:

	Fiscal Year
(in millions)	2013	2012	2011
Cardiac and Vascular Group	$8,695	$8,482	$8,119
Restorative Therapies Group	7,895	7,702	7,389
Total Net Sales	$16,590	$16,184	$15,508

	Fiscal Year
(in millions)	2013	2012	2011
Cardiac and Vascular Group	$2,935	$2,772	$2,826
Restorative Therapies Group	2,210	2,103	2,085
Total Reportable Segments’ Earnings Before Income Taxes	5,145	4,875	4,911
Restructuring charges, net(a)	(182)	(87)	(270)
Certain litigation charges, net	(245)	(90)	(245)
Acquisition-related items	49	(12)	(14)
Interest expense, net	(151)	(149)	(278)
Corporate	(365)	(392)	(440)
Total Earnings From Continuing Operations Before Income Taxes	$4,251	$4,145	$3,664

(a)
    For fiscal years 2013 and 2011, restructuring charges, net within this table include the impact of amounts recorded within cost of products sold in the consolidated statements of earnings related to the fiscal year 2013 initiative and fiscal year 2011 initiative, respectively.

The following table presents the Company’s net assets by reportable segment:

(in millions)	April 26, 2013	April 27, 2012
Cardiac and Vascular Group	$6,941	$7,004
Restorative Therapies Group	11,915	11,313
Total Net Assets of Reportable Segments	18,856	18,317
Short-term borrowings	(910)	(3,274)
Long-term debt	(9,741)	(7,359)
Corporate	10,466	9,429
Total Net Assets of Continuing Operations	$18,671	$17,113

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

Geographic Information
Net sales to external customers and property, plant, and equipment, net by geography are as follows:

(in millions)	United States	Europe and Canada	Asia Pacific	Other Foreign	Consolidated
Fiscal Year 2013
Net sales to external customers	$9,059	$4,199	$2,604	$728	$16,590
Property, plant, and equipment, net	$1,849	$391	$206	$44	$2,490
Fiscal Year 2012
Net sales to external customers	$8,828	$4,313	$2,399	$644	$16,184
Property, plant, and equipment, net	$1,894	$389	$154	$36	$2,473
Fiscal Year 2011
Net sales to external customers	$8,872	$3,996	$2,084	$556	$15,508
Property, plant, and equipment, net	$1,920	$409	$134	$25	$2,488
No single customer represented over 10 percent of the Company’s consolidated net sales in fiscal years 2013, 2012, or 2011.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Exchange Act Rule 13a-15(f)). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 26, 2013. Our internal control over financial reporting as of April 26, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who has also audited our consolidated financial statements, as stated in their report in the section entitled “Report of Independent Registered Public Accounting Firm,” which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of April 26, 2013, which is included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The sections entitled “Proposal 1 — Election of Directors — Directors and Nominees,” “Governance of Medtronic — Committees of the Board and Meetings,” “Governance of Medtronic — Audit Committee,” “Governance of Medtronic — Audit Committee — Audit Committee Independence and Financial Experts,” “Governance of Medtronic — Nominating and Corporate Governance Committee,” and “Share Ownership Information — Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2013 Annual Shareholders’ Meeting are incorporated herein by reference. See also “Executive Officers of Medtronic” on pages 16 to 17 herein.
We have adopted a written Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Treasurer, Corporate Controller, and other senior financial officers performing similar functions who are identified from time to time by the Chief Executive Officer. We have also adopted a written Code of Business Conduct and Ethics for Members of the Board of Directors. The Code of Ethics for Senior Financial Officers, which is part of our broader Code of Conduct applicable to all employees, and the Code of Business Conduct and Ethics for Members of the Board of Directors are posted on our website, www.medtronic.com under the “Investors” caption and then under the “Corporate Governance” subcaption. Any amendments to, or waivers for executive officers or directors of, these ethics codes will be disclosed on our website promptly following the date of such amendment or waiver.
Item 11. Executive Compensation
The sections entitled “Governance of Medtronic — Director Compensation,” “Governance of Medtronic — Compensation Committee — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis (CD&A),” and “Executive Compensation” in our Proxy Statement for our 2013 Annual Shareholders’ Meeting are incorporated herein by reference. The section entitled “Compensation Committee Report” in our Proxy Statement for our 2013 Annual Shareholders’ Meeting is furnished herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The sections entitled “Share Ownership Information – Significant Shareholders,” “Share Ownership Information – Beneficial Ownership of Management,” and “Executive Compensation — Equity Compensation Plan Information” in our Proxy Statement for our 2013 Annual Shareholders’ Meeting are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The sections entitled “Proposal 1 — Election of Directors — Director Independence” and “Proposal 1 — Election of Directors — Related Transactions and Other Matters” in our Proxy Statement for our 2013 Annual Shareholders’ Meeting are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The sections entitled “Governance of Medtronic — Audit Committee — Audit Committee Pre-Approval Policies” and “Report of the Audit Committee — Audit and Non-Audit Fees” in our Proxy Statement for our 2013 Annual Shareholders’ Meeting are incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts — years ended April 26, 2013, April 27, 2012, and April 29, 2011 (set forth on page 126 of this report).

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

2. Exhibits

Exhibit No.	Description
3.1	Medtronic, Inc. Restated Articles of Incorporation, as amended (Exhibit 3.1).(m)

3.2	Medtronic, Inc. Bylaws, as amended to date (Exhibit 3.2).(b)

4.1	Medtronic, Inc. Specimen Common Stock Certificate (Exhibit 4.1).(aa)

4.2	Indenture, dated as of September 11, 2001, between Medtronic, Inc. and Wells Fargo Bank Minnesota, National Association. (Exhibit 4.2).(c)

4.3	Form of Indenture between Medtronic, Inc. and Wells Fargo Bank, National Association (Exhibit 4.1).(e)

4.4
Indenture dated as of September 15, 2005 between Medtronic, Inc. and Wells Fargo Bank, N. A., as Trustee, with respect to the 4.375% Senior Notes due 2010 and 4.750% Senior Notes due 2015 (including the Forms of Notes thereof) (Exhibit 4.1).(f)

4.5	Form of 4.750% Senior Notes, Series B due September 15, 2015 (Exhibit 4.3).(f)

4.6	Indenture by and between Medtronic, Inc. and Wells Fargo Bank, N.A., as trustee dated as of April 18, 2006 (including the Form of Convertible Senior Notes thereof) (Exhibit 4.1).(g)

4.7	Form of Indenture between Medtronic, Inc. and Wells Fargo Bank, National Association (Exhibit 4.1).(q)

4.8	First Supplemental Indenture Dated March 12, 2009 between Medtronic, Inc. and Wells Fargo Bank, National Association (including the Forms of Notes thereof) (Exhibit 4.1).(r)

4.9	Second Supplemental Indenture Dated March 16, 2010 between Medtronic, Inc. and Wells Fargo Bank, National Association (including the Forms of Notes thereof) (Exhibit 4.1).(t)

4.10	Third Supplemental Indenture Dated March 15, 2011 between Medtronic, Inc. and Wells Fargo Bank, National Association (including the Forms of Notes thereof) (Exhibit 4.1).(u)

4.11	Fourth Supplemental Indenture Dated March 19, 2012 between Medtronic, Inc. and Wells Fargo Bank, National Association (including the Forms of Notes thereof) (Exhibit 4.2).(y)

4.12	Fifth Supplemental Indenture Dated March 26, 2013 between Medtronic, Inc. and Wells Fargo Bank, National Association (including the Forms of Notes thereof) (Exhibit 4.1).(bb)

*10.1	1994 Stock Award Plan (amended and restated as of January 1, 2008) (Exhibit 10.1).(m)

*10.2	Medtronic Incentive Plan (amended and restated effective January 1, 2008) (Exhibit 10.2).(m)

*10.3	Medtronic, Inc. Executive Incentive Plan (Appendix C).(h)

*10.4	Medtronic, Inc. Capital Accumulation Plan Deferral Program (as restated generally effective January 1, 2008)(Exhibit 10.5).(o)

*10.5	Stock Option Replacement Program (Exhibit 10.8).(a)

*10.6	Medtronic, Inc. 1998 Outside Director Stock Compensation Plan (as amended and restated effective as of January 1, 2008) (Exhibit 10.3).(m)

*10.7	Form of Restricted Stock Award Agreement under 2003 Long-Term Incentive Plan (Exhibit 10.3).(d)

*10.8	Form of Non-Qualified Stock Option Agreement under 2003 Long-Term Incentive Plan (four year vesting) (Exhibit 10.1).(d)

*10.9	Form of Non-Qualified Stock Option Agreement under 2003 Long-Term Incentive Plan (immediate vesting) (Exhibit 10.2).(d)

*10.10	Form of Initial Option Agreement under the Medtronic, Inc. 1998 Outside Director Stock Compensation Plan (Exhibit 10.17).(i)

*10.11	Form of Annual Option Agreement under the Medtronic, Inc. 1998 Outside Director Stock Compensation Plan (Exhibit 10.18).(i)

*10.12	Form of Replacement Option Agreement under the Medtronic, Inc. 1998 Outside Director Stock Compensation Plan (Exhibit 10.19).(i)

*10.13	Form of Restricted Stock Units Award Agreement under 2003 Long-Term Incentive Plan (Exhibit 10.20).(i)

*10.14	Form of Performance Share Award Agreement under 2003 Long-Term Incentive Plan (Exhibit 10.21).(i)

*10.15	Medtronic, Inc. Supplemental Executive Retirement Plan (as restated generally effective January 1, 2008) (Exhibit 10.1).(k)

10.16	Purchase Agreement by and among Medtronic, Inc. and the Initial Purchasers named therein dated as of April 12, 2006 (Exhibit 10.1).(g)

*10.17	2003 Long-Term Incentive Plan (as amended and restated effective January 1, 2008) (Exhibit 10.4).(l)

*10.18	Form of Non-Qualified Stock Option Agreement under 2003 Long-Term Incentive Plan effective June 22, 2006 (Exhibit 10.23).(j)

*10.19	Form of Restricted Stock Award Agreement under 2003 Long-Term Incentive Plan effective June 22, 2006 (Exhibit 10.24).(j)

*10.20	Form of Restricted Stock Unit Award Agreement under 2003 Long-Term Incentive Plan effective June 22, 2006 (Exhibit 10.25).(j)

*10.21	Form of Performance Award Agreement under 2003 Long-Term Incentive Plan effective June 22, 2006 (Exhibit 10.26).(j)

10.22†	Form of Warrants issued on April 12, 2006, including Schedule thereto (Exhibit 10.28).(j)

10.23†	Form of Amendment to Confirmation issued on April 13, 2006 to Form of Warrants issued on April 12, 2006, including Schedule thereto (Exhibit 10.29).(j)

*10.24	Form of Restricted Stock Award Agreement under 2003 Long-Term Incentive Plan (Exhibit 10.3).(k)

*10.25	Form of Restricted Stock Unit Award Agreement under 2003 Long-Term Incentive Plan (Exhibit 10.4).(k)

*10.26	Medtronic, Inc. Israeli Amendment to the 2003 Long-Term Incentive Plan (Exhibit 10.5).(m)

*10.27	Medtronic, Inc. – Kyphon Inc. 2002 Stock Plan (Amended and Restated July 26, 2007, as further amended on October 18, 2007) (Exhibit 10.6).(l)

*10.28	Addendum: Medtronic, Inc. – Kyphon Inc. 2002 Stock Plan (dated December 13, 2007) (Exhibit 10.7).(l)

*10.29	Medtronic, Inc. 2008 Stock Award and Incentive Plan (as amended and restated effective August 27, 2009) (Exhibit 10.2).(s)

*10.30	Form of Non-Qualified Stock Option Agreement under 2003 Long-Term Incentive Plan (Exhibit 10.39).(n)

*10.31	Form of Restricted Stock Unit Award Agreement under 2003 Long-Term Incentive Plan (Exhibit 10.40).(n)

*10.32	Form of Restricted Stock Unit Award Agreement under 2003 Long-Term Incentive Plan (Exhibit 10.41).(n)

*10.33	Form of Restricted Stock Unit Award Agreement under 2008 Stock Award and Incentive Plan (Exhibit 10.2).(o)

*10.34	Form of Restricted Stock Award Agreement under 2008 Stock Award and Incentive Plan (Exhibit 10.3).(o)

*10.35	Form of Restricted Stock Award Agreement under 2008 Stock Award and Incentive Plan (Exhibit 10.4).(o)

*10.36	Form of Restricted Stock Unit Award Agreement under 2008 Stock Award and Incentive Plan (Exhibit 10.5).(o)

*10.37	Form of Non-Qualified Stock Option Agreement under 2008 Stock Award and Incentive Plan (Exhibit 10.6).(o)

*10.38	Terms of Non-Employee Director Compensation under the Medtronic, Inc. 2008 Stock Award and Incentive Plan (Exhibit 10.42).(aa)

*10.39	Form of Non-Employee Director Initial Option Agreement under the Medtronic, Inc. 2008 Stock Award and Incentive Plan (Exhibit 10.1).(p)

*10.40	Form of Non-Employee Director Annual Option Agreement under the Medtronic, Inc. 2008 Stock Award and Incentive Plan (Exhibit 10.2).(p)

*10.41	Form of Non-Employee Director Deferred Unit Award Agreement under the Medtronic, Inc. 2008 Stock Award and Incentive Plan (Exhibit 10.3).(p)

*10.42	Form of Change of Control Employment Agreement for Medtronic Executive Officers (Exhibit 10.1).(s)

*10.43	Medtronic, Inc. 2005 Employee Stock Purchase Plan, as amended and restated effective August 27, 2009 (Exhibit 10.3).(s)

*10.44	Bonus Agreement by and between Medtronic, Inc. and Christopher J. O’Connell dated December 23, 2009 (Exhibit 10.57).(v)

*10.45	Amendment dated December 18, 2008 to the Medtronic, Inc. Capital Accumulation Plan Deferral Program and Supplemental Executive Retirement Plan (Exhibit 10.57).(v)

*10.46	Separation Agreement by and between Medtronic, Inc. and William A. Hawkins dated December 28, 2010 (Exhibit 10.1).(w)

*10.47	Letter Agreement by and between Medtronic, Inc. and Omar Ishrak dated May 11, 2011 (Exhibit 10.1).(x)

*10.48	Amendment to Letter Agreement dated May 11, 2011 by and between Medtronic, Inc. and Omar Ishrak (Exhibit 10.1) (z)

*10.49	Letter Agreement by and between Medtronic, Inc. and D. Cameron Findlay dated July 27, 2009 (Exhibit 10.54).(aa)

*10.50	Letter Agreement by and between Medtronic, Inc. and Michael J. Coyle dated November 19, 2009 (Exhibit 10.55).(aa)

12.1	Computation of ratio of earnings to fixed charges

18.1	Letter from PricewaterhouseCoopers LLP regarding change in accounting principle

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Medtronic’s Annual Report on Form 10-K for the year ended April 26, 2013, formatted in Extensible Business Reporting Language (XBRL), (i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, (v) consolidated statements of shareholders’ equity, and (vi) the notes to the consolidated financial statements.

(a)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 27, 2001, filed with the Commission on July 26, 2001.

(b)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 30, 2004, filed with the Commission on June 30, 2004.

(c)	Incorporated herein by reference to the cited exhibit in our amended Current Report on Form 8-K/A, filed with the Commission on November 13, 2001.

(d)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended January 28, 2005, filed with the Commission on March 7, 2005.

(e)	Incorporated herein by reference to the cited exhibit in our registration statement on Amendment No. 2 to Form S-4, filed with the Commission on January 10, 2005.

(f)	Incorporated herein by reference to the cited exhibit in our registration statement on Form S-4, filed with the Commission on December 6, 2005.

(g)	Incorporated herein by reference to the cited exhibit in our Current Report on Form 8-K, filed with the Commission on April 18, 2006.

(h)	Incorporated herein by reference to the cited appendix to our 2003 Proxy Statement, filed with the Commission on July 28, 2003.

(i)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 29, 2005, filed with the Commission on June 29, 2005.

(j)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 28, 2006, filed with the Commission on June 28, 2006.

(k)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended October 26, 2007, filed with the Commission on December 4, 2007.

(l)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended January 25, 2008, filed with the Commission on March 4, 2008.

(m)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended July 27, 2007, filed with the Commission on September 5, 2007.

(n)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 25, 2008, filed with the Commission on June 24, 2008.

(o)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended July 25, 2008, filed with the Commission on September 3, 2008.

(p)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended October 24, 2008, filed with the Commission on December 3, 2008.

(q)	Incorporated herein by reference to the cited exhibit in our registration statement on Form S-3, filed with the Commission on March 9, 2009.

(r)	Incorporated herein by reference to the cited exhibit in our Current Report on Form 8-K, filed with the Commission on March 12, 2009.

(s)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended October 30, 2009, filed with the Commission on December 9, 2009.

(t)	Incorporated herein by reference to the cited exhibit in our Current Report on Form 8-K, filed with the Commission on March 16, 2010.

(u)	Incorporated herein by reference to the cited exhibit in our Current Report on Form 8-K, filed with the Commission on March 16, 2011.

(v)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 30, 2010, filed with the Commission on June 29, 2010.

(w)	Incorporated herein by reference to the cited exhibit in our Current Report on Form 8-K, filed with the Commission on December 30, 2010.

(x)	Incorporated herein by reference to the cited exhibit in our Current Report on Form 8-K, filed with the Commission on May 11, 2011.

(y)	Incorporated herein by reference to the cited exhibit in our Current Report on Form 8-K, filed with the Commission on March 20, 2012.

(z)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q, for the quarter ended July 29, 2011, filed with the Commission on September 7, 2011.

(aa)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 27, 2012, filed with the Commission on June 26, 2012.

(bb)	Incorporated herein by reference to the cited exhibit in our Current Report on Form 8-K, filed with the Commission on March 26, 2013.

*Exhibits that are management contracts or compensatory plans or arrangements.

†Confidential treatment requested as to portions of the exhibit. Confidential portions omitted and filed separately with the Securities and Exchange Commission.

MEDTRONIC, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at Beginning of Fiscal Year*	Charges to Earnings*	Other Changes (Debit) Credit*		Balance at End of Fiscal Year*
Allowance for doubtful accounts:
Year ended 4/26/13	$100	$51	$(53)	(a)	$98
			—	(b)
Year ended 4/27/12	$97	$66	$(55)	(a)	$100
			$(8)	(b)
Year ended 4/29/11	$67	$47	$(31)	(a)	$97
			$14	(b)

* For the fiscal years ended April 27, 2012 and April 29, 2011, amounts include the results from both continuing operations and discontinued operations.
(a) Uncollectible accounts written off, less recoveries.
(b) Reflects primarily the effects of foreign currency fluctuations.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDTRONIC, INC.

Dated: June 24, 2013	By:	/s/ Omar Ishrak
Omar Ishrak
Chairman and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MEDTRONIC, INC.

Dated: June 24, 2013	By:	/s/ Omar Ishrak
Omar Ishrak
Chairman and
Chief Executive Officer
(Principal Executive Officer)

Dated: June 24, 2013	By:	/s/ Gary L. Ellis
Gary L. Ellis
Senior Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Directors

Richard H. Anderson*
Victor J. Dzau, M.D.*
Omar Ishrak*
Shirley Ann Jackson, Ph.D*
Michael O. Leavitt*
James T. Lenehan*
Denise M. O’Leary*
Kendall J. Powell*
Robert C. Pozen*
Preetha Reddy*
Jack W. Schuler*
*D. Cameron Findlay, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

Dated: June 24, 2013	By:	/s/ D. Cameron Findlay
D. Cameron Findlay