Form 10-Q
period 2013-07-26
MEDTRONIC INC
filed 2013-09-04
CIK 64670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 26, 2013
Commission File Number 1-7707

MEDTRONIC, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0793183
(State of incorporation)	(I.R.S. Employer Identification No.)
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
Yes ☐ No ☒
Shares of common stock, $.10 par value, outstanding on August 29, 2013: 997,467,900

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended
	July 26, 2013	July 27, 2012
	(in millions, except per share data)
Net sales	$4,083	$4,008

Costs and expenses:
Cost of products sold	1,022	973
Research and development expense	360	385
Selling, general, and administrative expense	1,416	1,405
Special charges	40	—
Restructuring charges	18	—
Acquisition-related items	(96)	5
Amortization of intangible assets	86	80
Other expense, net	44	39
Interest expense, net	40	33
Total costs and expenses	2,930	2,920

Earnings before income taxes	1,153	1,088

Provision for income taxes	200	224

Net earnings	$953	$864

Basic earnings per share	$0.94	$0.84

Diluted earnings per share	$0.93	$0.83

Basic weighted average shares outstanding	1,009.7	1,029.8
Diluted weighted average shares outstanding	1,021.2	1,037.1

Cash dividends declared per common share	$0.2800	$0.2600
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
	July 26, 2013	July 27, 2012
	(in millions)
Net earnings	$953	$864

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments, net of tax expense (benefit) of $(54) and $3, respectively	(95)	6
Translation adjustment	(3)	(116)
Net change in retirement obligations, net of tax expense of $9 and $13, respectively	14	30
Unrealized gain on derivatives, net of tax expense of $0 and $20, respectively	—	38

Other comprehensive loss	(84)	(42)

Comprehensive income	$869	$822
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 26, 2013	April 26, 2013
	(in millions, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$828	$919
Investments	10,576	10,211
Accounts receivable, less allowance of $101 and $98, respectively	3,627	3,727
Inventories	1,778	1,712
Tax assets	576	539
Prepaid expenses and other current assets	705	744

Total current assets	18,090	17,852

Property, plant, and equipment	6,192	6,152
Accumulated depreciation	(3,748)	(3,662)
Property, plant, and equipment, net	2,444	2,490

Goodwill	10,333	10,329
Other intangible assets, net	2,620	2,673
Long-term tax assets	188	232
Other assets	1,297	1,324

Total assets	$34,972	$34,900

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$1,543	$910
Accounts payable	627	681
Accrued compensation	712	1,011
Accrued income taxes	118	88
Deferred tax liabilities	15	16
Other accrued expenses	1,270	1,244

Total current liabilities	4,285	3,950

Long-term debt	9,637	9,741
Long-term accrued compensation and retirement benefits	774	752
Long-term accrued income taxes	1,214	1,168
Long-term deferred tax liabilities	343	340
Other long-term liabilities	200	278

Total liabilities	16,453	16,229

Commitments and contingencies (Notes 3 and 19)

Shareholders’ equity:
Preferred stock— par value $1.00	—	—
Common stock— par value $0.10	100	102
Retained earnings	18,995	19,061
Accumulated other comprehensive loss	(576)	(492)

Total shareholders’ equity	18,519	18,671

Total liabilities and shareholders’ equity	$34,972	$34,900
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended
	July 26, 2013	July 27, 2012
	(in millions)
Operating Activities:
Net earnings	$953	$864

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	208	197
Amortization of debt discount and issuance costs	2	23
Acquisition-related items	(96)	5
Provision for doubtful accounts	14	14
Deferred income taxes	30	(16)
Stock-based compensation	31	36
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	85	214
Inventories	(95)	(61)
Accounts payable and accrued liabilities	(330)	(67)
Other operating assets and liabilities	181	129
Certain litigation charges, net	—	(6)

Net cash provided by operating activities	983	1,332

Investing Activities:
Acquisitions, net of cash acquired	(17)	(23)
Additions to property, plant, and equipment	(78)	(103)
Purchases of investments	(2,757)	(2,740)
Sales and maturities of investments	2,195	1,895
Other investing activities, net	(9)	(5)

Net cash used in investing activities	(666)	(976)

Financing Activities:
Acquisition-related contingent consideration	(1)	(15)
Change in short-term borrowings, net	761	(284)
Repayment of short-term borrowings (maturities greater than 90 days)	(125)	(200)
Proceeds from short-term borrowings (maturities greater than 90 days)	—	575
Payments on long-term debt	(4)	(6)
Dividends to shareholders	(281)	(267)
Issuance of common stock	568	24
Repurchase of common stock	(1,340)	(470)

Net cash used in financing activities	(422)	(643)

Effect of exchange rate changes on cash and cash equivalents	14	(76)

Net change in cash and cash equivalents	(91)	(363)

Cash and cash equivalents at beginning of period	919	1,172

Cash and cash equivalents at end of period	$828	$809

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$70	$109
Interest	27	32

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, comprehensive income, financial condition, and cash flows in conformity with U.S. GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Medtronic, Inc. and its subsidiaries (Medtronic or the Company) for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 26, 2013.
The Company revised the classification of certain outstanding checks previously classified as a reduction of cash and cash equivalents in the prior period condensed consolidated balance sheet to accounts payable and revised the prior period condensed consolidated statement of cash flows for the associated impact. These revisions are considered immaterial.
The Company’s fiscal years 2014, 2013, and 2012 will end or ended on April 25, 2014, April 26, 2013, and April 27, 2012, respectively.
Note 2 – New Accounting Pronouncements
Recently Adopted
In December 2011 and January 2013, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to disclosures on offsetting assets and liabilities on the balance sheet. This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. The Company retrospectively adopted this accounting guidance in the first quarter of fiscal year 2014. The required disclosures are included in Note 9. Since the accounting guidance only requires disclosure, its adoption did not have a material impact on the Company’s consolidated financial statements.
In July 2012, the FASB updated the accounting guidance related to annual and interim indefinite-lived intangible asset impairment testing. The updated accounting guidance allows entities to first assess qualitative factors before performing a quantitative assessment of the fair value of indefinite-lived intangible assets. If it is determined on the basis of qualitative factors that the fair value of indefinite-lived intangible assets is more likely than not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. The Company adopted this accounting guidance in the first quarter of fiscal year 2014 and its adoption did not have a material impact on the Company’s consolidated financial statements. As indefinite-lived intangible assets are tested for impairment annually in the third quarter, the amended guidance will not be applied until the third quarter of fiscal year 2014.
In February 2013, the FASB expanded the disclosure requirements with respect to changes in accumulated other comprehensive income (AOCI). Under this new guidance, companies will be required to disclose the amount of income (or loss) reclassified out of AOCI to each respective line item on the statements of earnings where net income is presented. The guidance allows companies to elect whether to disclose the reclassification either in the notes to the financial statements or parenthetically on the face of the financial statements. In the first quarter of fiscal year 2014, the Company prospectively adopted this guidance. The required disclosures are included in Note 18. Since the accounting guidance only impacts disclosure requirements, its adoption did not have a material impact on the Company’s consolidated financial statements.
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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

effective for the Company beginning in the first quarter of fiscal year 2015, with early adoption permitted. Subsequent to adoption, this amended guidance would impact the Company's financial position and results of operations prospectively in the instance of an event or transaction described above.

In July 2013, the FASB issued amended guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented as a reduction of a deferred tax asset when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists, with certain exceptions. This accounting guidance is effective prospectively for the Company beginning in the first quarter of fiscal year 2015, with early adoption permitted. While the Company is currently evaluating the impact, its adoption is not expected to have a material impact on the Company’s consolidated financial statements.
Note 3 – Acquisitions and Acquisition-Related Items
The Company had no significant acquisitions during the three months ended July 26, 2013 or July 27, 2012.
Acquisition-Related Items
During the three months ended July 26, 2013, the Company recorded net income from acquisition-related items of $96 million primarily related to the reduction in the fair value of contingent consideration associated with the Ardian, Inc. (Ardian) acquisition. The Ardian contingent earn-out is based on annual revenue growth through fiscal year 2015, and the reduction in fair value is due to a continued slower commercial ramp in Europe and the extended U.S. regulatory process.
During the three months ended July 27, 2012, the Company recorded net charges from acquisition-related items of $5 million related to the change in fair value of contingent consideration liabilities associated with acquisitions subsequent to April 29, 2009.
Contingent Consideration
Certain of the Company’s business combinations and purchases of intellectual property involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels or achieving product development targets. Contingent consideration is recorded at the estimated fair value of the contingent consideration on the acquisition date for all acquisitions subsequent to April 24, 2009. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within acquisition-related items in the condensed consolidated statements of earnings. The Company measures the liability on a recurring basis using Level 3 inputs. See Note 7 for further information regarding fair value measurements.
Contingent consideration liabilities are measured to fair value using projected payment dates, discount rates, probabilities of payment, and projected revenues (for revenue-based considerations). Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. Increases (decreases) in projected revenues, probabilities of payment, discount rates, or projected payment dates may result in higher (lower) fair value measurements. Fluctuations in any of the inputs in isolation may result in a significantly lower (higher) fair value measurement.
The recurring Level 3 fair value measurements of the contingent consideration liability include the following significant unobservable inputs:

($ in millions)	Fair Value at July 26, 2013	Valuation Technique	Unobservable Input	Range
			Discount rate	13% - 24%
Revenue-based payments	$41	Discounted cash flow	Probability of payment	100%
			Projected fiscal year of payment	2014 - 2019
			Discount rate	5.9%
Product development-based payments	$4	Discounted cash flow	Probability of payment	100%
			Projected fiscal year of payment	2016

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At July 26, 2013, the estimated maximum amount of undiscounted future contingent consideration that the Company is expected to make associated with all completed business combinations or purchases of intellectual property prior to April 24, 2009 was approximately $200 million. The Company estimates the milestones or other conditions associated with the contingent consideration will be reached in fiscal year 2014 and thereafter.
The fair value of contingent consideration associated with acquisitions subsequent to April 24, 2009 as of July 26, 2013 and April 26, 2013 was $45 million and $142 million, respectively. As of July 26, 2013, $31 million was reflected in other long-term liabilities and $14 million was reflected in other accrued expenses in the condensed consolidated balance sheets. As of April 26, 2013, $120 million was reflected in other long-term liabilities and $22 million was reflected in other accrued expenses in the condensed consolidated balance sheets. The portion of the contingent consideration related to the acquisition date fair value of contingent consideration have been reported as financing activities in the condensed consolidated statements of cash flows. Amounts paid in excess of the original acquisition date fair value of contingent consideration have been reported as operating activities in the condensed consolidated statements of cash flows. The following table provides a reconciliation of the beginning and ending balances of contingent consideration associated with acquisitions subsequent to April 24, 2009:

	Three months ended
(in millions)	July 26, 2013	July 27, 2012
Beginning Balance	$142	$231
Purchase price contingent consideration	—	5
Contingent consideration payments	(1)	(26)
Change in fair value of contingent consideration	(96)	5
Ending Balance	$45	$215
Subsequent Acquisition
On August 7, 2013, the Company acquired Cardiocom, LLC (Cardiocom), a privately held developer and provider of integrated solutions for the management of chronic diseases such as heart failure, diabetes, and hypertension. Cardiocom's products and services include remote monitoring and patient-centered software to enable efficient care coordination and specialized telehealth nurse support. The total value of the transaction, net of Cardiocom’s cash, was approximately $193 million.
Note 4 – Special Charges and Certain Litigation Charges, Net
Special Charges
During the three months ended July 26, 2013, consistent with the Company's commitment to improving the health of people and communities throughout the world, the Company made a $40 million charitable contribution to the Medtronic Foundation, which is a related party non-profit organization.
During the three months ended July 27, 2012, there were no special charges.
Certain Litigation Charges, Net
The Company classifies material litigation reserves and gains recognized as certain litigation charges, net. During the three months ended July 26, 2013 and July 27, 2012, there were no certain litigation charges, net.
Note 5 – Restructuring Charges
Fiscal Year 2013 Initiative
The fiscal year 2013 initiative was designed to scale back the Company's infrastructure in slower growing areas of the business, while continuing to invest in geographies, businesses, and products where faster growth is anticipated. A number of factors have contributed to ongoing challenging market dynamics, including increased pricing pressure, various governmental austerity measures, and the U.S. medical device excise tax. In the first quarter of fiscal year 2014, the Company recorded an $18 million restructuring charge, which is the final charge related to the fiscal year 2013 initiative and consisted primarily of contract termination costs of $14 million and other related costs of $4 million. In the fourth quarter of fiscal year 2013, the Company recorded a $192 million restructuring charge, which consisted of employee termination costs of $150 million, asset write-downs of $13 million, contract termination costs of $18 million, and other related costs of $11 million. Of the $13 million of asset write-downs, $10 million related to inventory write-offs of discontinued product lines and production-related asset impairments, and therefore, was recorded within cost of products sold in the consolidated statements of earnings.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of the end of the fourth quarter of fiscal year 2013, the Company identified approximately 2,000 positions for elimination to be achieved through involuntary and voluntary separation. Of the 2,000 positions identified, approximately 1,000 positions have been eliminated as of July 26, 2013. The fiscal year 2013 initiative is scheduled to be substantially complete by the end of the fourth quarter of fiscal year 2014.
A summary of the activity related to the fiscal year 2013 initiative is presented below:

(in millions)	Employee Termination Costs	Other Costs	Total
Balance as of April 26, 2013	$147	$23	$170
Restructuring charges	—	18	18
Payments	(41)	(17)	(58)
Balance as of July 26, 2013	$106	$24	$130
Note 6 – Investments
The Company holds investments consisting primarily of marketable debt and equity securities. The carrying amounts of cash and cash equivalents approximate fair value due to their short maturities.
Information regarding the Company’s investments at July 26, 2013 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$4,801	$37	$(33)	$4,805
Auction rate securities	118	—	(11)	107
Mortgage-backed securities	1,067	4	(12)	1,059
U.S. government and agency securities	3,631	7	(39)	3,599
Foreign government and agency securities	29	—	—	29
Certificates of deposit	6	—	—	6
Other asset-backed securities	628	1	(2)	627
Debt funds	436	3	(9)	430
Marketable equity securities	69	58	—	127
Trading securities:
Exchange-traded funds	47	8	—	55
Cost method, equity method, and other investments	616	—	—	NA
Total	$11,448	$118	$(106)	$10,844

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information regarding the Company’s investments at April 26, 2013 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$4,587	$78	$(4)	$4,661
Auction rate securities	118	—	(15)	103
Mortgage-backed securities	1,050	8	(5)	1,053
U.S. government and agency securities	3,882	17	(1)	3,898
Foreign government and agency securities	38	—	—	38
Certificates of deposit	6	—	—	6
Other asset-backed securities	539	2	—	541
Marketable equity securities	82	75	(2)	155
Trading securities:
Exchange-traded funds	45	5	—	50
Cost method, equity method, and other investments	549	—	—	NA
Total	$10,896	$185	$(27)	$10,505
Information regarding the Company’s condensed consolidated balance sheets presentation at July 26, 2013 and April 26, 2013 is as follows:

	July 26, 2013		April 26, 2013
(in millions)	Investments	Other Assets	Investments	Other Assets
Available-for-sale securities	$10,521	$268	$10,161	$294
Trading securities	55	—	50	—
Cost method, equity method, and other investments	—	616	—	549
Total	$10,576	$884	$10,211	$843

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables show the gross unrealized losses and fair values of the Company’s available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category as of July 26, 2013 and April 26, 2013:

	July 26, 2013
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$2,243	$(31)	$13	$(2)
Auction rate securities	—	—	107	(11)
Mortgage-backed securities	697	(9)	44	(3)
U.S. government and agency securities	1,630	(39)	—	—
Other asset-backed securities	301	(2)	—	—
Debt funds	155	(9)	—	—
Total	$5,026	$(90)	$164	$(16)

	April 26, 2013
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$544	$(1)	$13	$(3)
Auction rate securities	—	—	103	(15)
Mortgage-backed securities	195	(1)	44	(4)
U.S. government and agency securities	291	(1)	—	—
Marketable equity securities	14	(2)	—	—
Total	$1,044	$(5)	$160	$(22)
Activity related to the Company’s investment portfolio is as follows:

	Three months ended
	July 26, 2013		July 27, 2012
(in millions)	Debt (a)	Equity (b)	Debt (a)	Equity (b)
Proceeds from sales	$2,163	$32	$1,871	$24
Gross realized gains	6	18	17	8
Gross realized losses	(5)	—	(3)	—
Impairment losses recognized	—	—	—	(6)

(a) Includes available-for-sale debt securities.
(b) Includes marketable equity securities, cost method, equity method, exchange-traded funds, and other investments.
Credit losses represent the difference between the present value of cash flows expected to be collected on certain mortgage-backed securities and auction rate securities and the amortized cost of these securities. Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which invested, the Company believes it has recorded all necessary other-than-temporary impairments as the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, before recovery of the amortized cost. As of both July 26, 2013 and April 26, 2013, the credit loss portion of other-than-temporary impairments on debt securities was $9 million. The total other-than-temporary impairment losses on available-for-sale debt securities for the three months ended July 26, 2013 and July 27, 2012 were not significant.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The July 26, 2013 balance of available-for-sale debt securities, excluding debt funds which have no single maturity date, by contractual maturity is shown in the following table at fair value. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows, assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	July 26, 2013
Due in one year or less	$1,512
Due after one year through five years	6,847
Due after five years through ten years	1,759
Due after ten years	114
Total	$10,232
As of July 26, 2013 and April 26, 2013, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method was $616 million and $549 million, respectively. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.
Gains and losses realized on trading securities and available-for-sale debt securities are recorded in interest expense, net in the condensed consolidated statements of earnings. Gains and losses realized on marketable equity securities, cost method, equity method, and other investments are recorded in other expense, net in the condensed consolidated statements of earnings. In addition, unrealized gains and losses on available-for-sale debt securities are recorded in other comprehensive income (loss) in the condensed consolidated statements of comprehensive income and unrealized gains and losses on trading securities are recorded in interest expense, net in the condensed consolidated statements of earnings. Gains and losses from the sale of investments are calculated based on the specific identification method.
Note 7 – Fair Value Measurements
The Company follows the authoritative guidance on fair value measurements and disclosures, with respect to assets and liabilities that are measured at fair value on both a recurring and non-recurring basis. Under this guidance, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability, developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability based upon the best information available in the circumstances. The hierarchy is broken down into three levels. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Descriptions of the three levels of the fair value hierarchy are discussed in Note 6 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 26, 2013.
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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value as of July 26, 2013	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$4,805	$—	$4,795	$10
Auction rate securities	107	—	—	107
Mortgage-backed securities	1,059	—	1,044	15
U.S. government and agency securities	3,599	1,639	1,960	—
Foreign government and agency securities	29	—	29	—
Certificates of deposit	6	—	6	—
Other asset-backed securities	627	—	627	—
Debt funds	430	—	430	—
Marketable equity securities	127	127	—	—
Exchange-traded funds	55	55	—	—
Derivative assets	314	186	128	—
Total assets	$11,158	$2,007	$9,019	$132

Liabilities:
Derivative liabilities	$73	$58	$15	$—
Contingent consideration associated with acquisitions subsequent to April 24, 2009	45	—	—	45
Total liabilities	$118	$58	$15	$45

	Fair Value as of April 26, 2013	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$4,661	$—	$4,651	$10
Auction rate securities	103	—	—	103
Mortgage-backed securities	1,053	—	1,039	14
U.S. government and agency securities	3,898	1,833	2,065	—
Foreign government and agency securities	38	—	38	—
Certificates of deposit	6	—	6	—
Other asset-backed securities	541	—	541	—
Marketable equity securities	155	155	—	—
Exchange-traded funds	50	50	—	—
Derivative assets	394	213	181	—
Total assets	$10,899	$2,251	$8,521	$127

Liabilities:
Derivative liabilities	$58	$40	$18	$—
Contingent consideration associated with acquisitions subsequent to April 24, 2009	142	—	—	142
Total liabilities	$200	$40	$18	$142
Valuation Techniques
Financial assets that are classified as Level 1 securities include highly liquid government bonds within U.S. government and agency securities, marketable equity securities, and exchange-traded funds for which quoted market prices are available. In

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

addition, the Company has determined that foreign currency forward contracts will be included in Level 1 as these are valued using quoted market prices in active markets which have identical assets or liabilities.
The valuation for most fixed maturity securities are classified as Level 2. Financial assets that are classified as Level 2 include corporate debt securities, U.S. government and agency securities, foreign government and agency securities, certificates of deposit, other asset-backed securities, debt funds, and certain mortgage-backed securities whose value is determined using inputs that are observable in the market or can be derived principally from or corroborated by, observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, interest rate swaps are included in Level 2 as the Company uses inputs other than quoted prices that are observable for the asset. The Level 2 derivative instruments are primarily valued using standard calculations and models that use readily observable market data as their basis.
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities primarily include certain corporate debt securities, auction rate securities, and certain mortgage-backed securities. With the exception of auction rate securities, these securities were valued using third-party pricing sources that incorporate transaction details such as contractual terms, maturity, timing, and amount of expected future cash flows, as well as assumptions about liquidity and credit valuation adjustments by market participants. The fair value of auction rate securities is estimated by the Company using a discounted cash flow model, which incorporates significant unobservable inputs. The significant unobservable inputs used in the fair value measurement of the Company’s auction rate securities are years to principal recovery and the illiquidity premium that is incorporated into the discount rate. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value of the securities. Additionally, the Company uses level 3 inputs in the measurement of contingent consideration and related liabilities for all acquisitions subsequent to April 24, 2009. See Note 3 for further information regarding contingent consideration.
The following table represents the range of unobservable inputs utilized in the fair value measurement of auction rate securities classified as Level 3 as of July 26, 2013:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	Discounted cash flow	Years to principal recovery	2 yrs. - 12 yrs. (3 yrs.)
		Illiquidity premium	6%
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the three months ended July 26, 2013 or July 27, 2012. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) for the three months ended July 26, 2013 and July 27, 2012:

Three months ended July 26, 2013
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities	Other asset- backed securities
Balance as of April 26, 2013	$127	$10	$103	$14	$—
Total unrealized gains (losses) included in other comprehensive income	5	—	4	1	—
Balance as of July 26, 2013	$132	$10	$107	$15	$—

Three months ended July 27, 2012
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities	Other asset- backed securities
Balance as of April 27, 2012	$172	$10	$127	$29	$6
Total unrealized gains (losses) included in other comprehensive income	2	—	2	—	—
Settlements	(1)	—	—	(1)	—
Balance as of July 27, 2012	$173	$10	$129	$28	$6
Assets and Liabilities that are Measured at Fair Value on a Non-recurring Basis
Non-financial assets such as equity and other securities that are accounted for using the cost or equity method, goodwill and in-process research and development (IPR&D), intangible assets, and property, plant, and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized.
The Company holds investments in equity and other securities that are accounted for using the cost or equity method, which are classified as other assets in the condensed consolidated balance sheets. The aggregate carrying amount of these investments was 616 million as of July 26, 2013 and $549 million as of April 26, 2013. These cost or equity method investments are measured at fair value on a non-recurring basis. The fair value of the Company’s cost or equity method investments is not estimated if there are no identified events or changes in circumstance that may have a significant adverse effect on the fair value of these investments. The Company did not record any impairment charges related to cost method investments during the three months ended July 26, 2013. During the three months ended July 27, 2012, the Company determined that the fair values of certain cost method investments were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $6 million in impairment charges during the three months ended July 27, 2012, which were recorded in other expense, net in the condensed consolidated statements of earnings. These investments fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are privately-held entities without quoted market prices. To determine the fair value of these investments, the Company used all pertinent financial information that was available related to the entities, including financial statements and market participant valuations from recent and proposed equity offerings.
The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. The aggregate carrying amount of intangible assets, excluding IPR&D, was $2.255 billion as of July 26, 2013 and $2.310 billion as of April 26, 2013. When events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recorded based on the amount by which the carrying value exceeds the fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. The Company did not record any significant intangible asset impairments during the three months ended July 26, 2013 or July 27, 2012.
The Company assesses the impairment of goodwill and IPR&D annually in the third quarter and whenever events or changes in circumstances indicate that the carrying amount may be impaired. The aggregate carrying amount of goodwill was $10.333 billion as of July 26, 2013 and $10.329 billion as of April 26, 2013. The aggregate carrying amount of IPR&D was $365 million as of July 26, 2013 and $363 million as of April 26, 2013. The fair value of the Company's goodwill and IPR&D is not estimated if there is no change in events or circumstances that indicate the carrying amount of goodwill or IPR&D may be impaired. The Company did not record any goodwill or IPR&D impairments during the three months ended July 26, 2013 or July 27, 2012. However, due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances or other failures to achieve a commercially viable product, and as a result, may record impairment losses in the future.
The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. The Company did not record any significant impairments of property, plant, and equipment during the three months ended July 26, 2013 or July 27, 2012.
Financial Instruments Not Measured at Fair Value
The estimated fair value of the Company’s long-term debt, including the short-term portion, as of July 26, 2013 was $10.269 billion compared to a principal value of $9.928 billion, and as of April 26, 2013 was $10.820 billion compared to a principal value of $9.928 billion. Fair value was estimated using quoted market prices for the publicly registered senior notes, classified as Level 1 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.
Note 8 – Financing Arrangements
Commercial Paper
The Company maintains a commercial paper program that allows the Company to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of July 26, 2013 and April 26, 2013, outstanding commercial paper totaled $670 million and $125 million, respectively. During the three months ended July 26, 2013, the weighted average original maturity of the commercial paper outstanding was approximately 24 days, and the weighted average interest rate was 0.08 percent. The issuance of commercial paper reduces the amount of credit available under the Company’s existing lines of credit.
Lines of Credit
The Company has a $2.250 billion syndicated credit facility which expires on December 17, 2017 (Credit Facility). The Credit Facility provides the Company with the ability to increase its borrowing capacity by an additional $750 million at any time during the term of the agreement. At each anniversary date of the Credit Facility, but not more than twice prior to the maturity date, the Company can also request a one-year extension of the maturity date. The Credit Facility provides backup funding for the commercial paper program. As of July 26, 2013 and April 26, 2013, no amounts were outstanding on the committed lines of credit.
Interest rates are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the credit facilities and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which the Company remains in compliance with as of July 26, 2013.
Bank Borrowings
Bank borrowings consist primarily of borrowings at interest rates considered favorable by management and where natural hedges can be gained for foreign exchange purposes.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-term debt consisted of the following:

(in millions, except interest rates)	Maturity by Fiscal Year	Payable as of July 26, 2013	Payable as of April 26, 2013
3.000 percent five-year 2010 senior notes	2015	$1,250	$1,250
4.750 percent ten-year 2005 senior notes	2016	600	600
2.625 percent five-year 2011 senior notes	2016	500	500
1.375 percent five-year 2013 senior notes	2018	1,000	1,000
5.600 percent ten-year 2009 senior notes	2019	400	400
4.450 percent ten-year 2010 senior notes	2020	1,250	1,250
4.125 percent ten-year 2011 senior notes	2021	500	500
3.125 percent ten-year 2012 senior notes	2022	675	675
2.750 percent ten-year 2013 senior notes	2023	1,250	1,250
6.500 percent thirty-year 2009 senior notes	2039	300	300
5.550 percent thirty-year 2010 senior notes	2040	500	500
4.500 percent thirty-year 2012 senior notes	2042	400	400
4.000 percent thirty-year 2013 senior notes	2043	750	750
Interest rate swaps	2015 - 2022	89	181
Deferred gains from interest rate swap terminations	-	43	50
Capital lease obligations	2015 - 2025	147	152
Bank borrowings	2015	3	3
Discount	2018-2043	(20)	(20)
Total Long-Term Debt		$9,637	$9,741
Senior Notes
The Company has outstanding unsecured senior obligations including those indicated as "senior notes" in the long-term debt table above (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remains in compliance with as of July 26, 2013. The Company used the net proceeds from the sale of the Senior Notes primarily for working capital and general corporate uses, which include the repayment of other indebtedness of the Company. For additional information regarding the terms of these agreements, refer to Note 8 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 26, 2013.
As of July 26, 2013, the Company had interest rate swap agreements designated as fair value hedges of certain underlying fixed rate obligations including the Company’s $1.250 billion 3.000 percent 2010 Senior Notes due 2015, $600 million 4.750 percent 2005 Senior Notes due 2015, $500 million 2.625 percent 2011 Senior Notes due 2016, $500 million 4.125 percent 2011 Senior Notes due 2021, and $675 million 3.125 percent 2012 Senior Notes due 2022. For additional information regarding the interest rate swap agreements, refer to Note 9.
Note 9 – Derivatives and Foreign Exchange Risk Management
The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the forward contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of the derivative instruments are the Euro and Japanese Yen. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding at July 26, 2013 and April 26, 2013 was $6.623 billion and $6.812 billion, respectively. The aggregate currency exchange rate gains were $3 million and $19 million for the three months ended July 26, 2013 and July 27, 2012, respectively. These gains represent the net impact to the condensed consolidated statements of earnings for the exchange rate derivative instruments presented below, as well as the remeasurement gains (losses) on foreign currency denominated assets and liabilities.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The information that follows explains the various types of derivatives and financial instruments used by the Company, how and why the Company uses such instruments, how such instruments are accounted for, and how such instruments impact the Company’s condensed consolidated balance sheets, statements of earnings, and statements of cash flows.
Freestanding Derivative Forward Contracts
Freestanding derivative forward contracts are used to offset the Company’s exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign currency denominated assets and liabilities. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts, not designated as hedging instruments, outstanding as of July 26, 2013 and April 26, 2013, was $1.919 billion and $2.059 billion, respectively.
The amount and location of the gains in the condensed consolidated statements of earnings related to derivative instruments, not designated as hedging instruments, for the three months ended July 26, 2013 and July 27, 2012 are as follows:

(in millions)		Three months ended
Derivatives Not Designated as Hedging Instruments	Location	July 26, 2013	July 27, 2012
Foreign currency exchange rate contracts	Other expense, net	$29	$47

Cash Flow Hedges
Foreign Currency Exchange Rate Risk
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. No gains or losses relating to ineffectiveness of cash flow hedges were recognized in earnings during the three months ended July 26, 2013 or July 27, 2012. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued during the three months ended July 26, 2013 or July 27, 2012. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at July 26, 2013 and April 26, 2013, was $4.704 billion and $4.753 billion, respectively, and will mature within the subsequent three-year period.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amount of (losses) gains and location of the (losses) gains in the condensed consolidated statements of earnings and other comprehensive income (OCI) related to foreign currency exchange rate contract derivative instruments designated as cash flow hedges for the three months ended July 26, 2013 and July 27, 2012 are as follows:

Three months ended July 26, 2013
	Gross (Losses) Gains Recognized in OCI on Effective Portion of Derivative	Effective Portion of (Losses) Gains on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$(27)	Other expense, net	$32
		Cost of products sold	(15)
Total	$(27)		$17
Three months ended July 27, 2012
	Gross (Losses) Gains Recognized in OCI on Effective Portion of Derivative	Effective Portion of (Losses) Gains on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$130	Other expense, net	$23
		Cost of products sold	(2)
Total	$130		$21
Forecasted Debt Issuance Interest Rate Risk
Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. For forward starting interest rate derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and beginning in the period or periods in which the planned debt issuance occurs, the gain or loss is then reclassified into interest expense, net over the term of the related debt. As of July 26, 2013, the Company had $500 million of fixed pay, forward starting interest rate swaps with a weighted average fixed rate of 2.68 percent in anticipation of planned debt issuances.
During the three months ended July 26, 2013, the Company reclassified $2 million of the effective portion of losses on forward starting interest rate derivative instruments from accumulated other comprehensive loss to interest expense, net. During the three months ended July 27, 2012, there were no significant amounts related to the effective portion of gains (losses) on forward starting interest rate derivative instruments reclassified from accumulated other comprehensive loss to interest expense, net.
The market value of outstanding forward starting interest rate swap derivative instruments at July 26, 2013 and April 26, 2013 was an unrealized gain (loss) of $25 million and $(18) million, respectively. These unrealized gains (losses) were recorded in other assets and other long-term liabilities, respectively, with the offsets recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets.
As of both July 26, 2013 and April 26, 2013, the Company had $22 million in after-tax net unrealized losses associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $45 million of unrealized gains as of July 26, 2013 will be reclassified into the condensed consolidated statements of earnings over the next 12 months.
Fair Value Hedges
For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. The gains (losses) from terminating the interest rate swap agreements are recorded in long-term debt, increasing (decreasing) the outstanding balances of the related debt, and amortized as a reduction (addition) of interest expense, net over the remaining life of the debt. The cash flows from the termination of the interest rate swap agreements are reported as operating activities in the condensed consolidated statements of cash flows.
Interest rate derivative instruments designated as fair value hedges are designed to manage the exposure to interest rate movements and to reduce borrowing costs by converting fixed-rate debt into floating-rate debt. Under these agreements, the

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount.
As of both July 26, 2013 and April 26, 2013, the Company had interest rate swaps in gross notional amounts of $2.625 billion designated as fair value hedges of underlying fixed rate obligations. As of July 26, 2013, the Company had interest rate swap agreements designated as fair value hedges of underlying fixed rate obligations including the Company’s $1.250 billion 3.000 percent 2010 Senior Notes due 2015, the $600 million 4.750 percent 2005 Senior Notes due 2015, the $500 million 2.625 percent 2011 Senior Notes due 2016, the $500 million 4.125 percent 2011 Senior Notes due 2021, and the $675 million 3.125 percent 2012 Senior Notes due 2022. For additional information regarding the terms of the Company’s interest rate swap agreements, refer to Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 26, 2013.
The market value of outstanding interest rate swap agreements was a net $89 million unrealized gain and the market value of the hedged item was a net $89 million unrealized loss at July 26, 2013, which were recorded in other assets and other long-term liabilities with the offsets recorded in long-term debt in the condensed consolidated balance sheet. No hedge ineffectiveness was recorded as a result of these fair value hedges for the three months ended July 26, 2013 or July 27, 2012.
During the three months ended July 26, 2013 and July 27, 2012, the Company did not have any ineffective fair value hedging instruments. In addition, the Company did not recognize any gains or losses during the three months ended July 26, 2013 or July 27, 2012 on firm commitments that no longer qualify as fair value hedges.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance Sheet Presentation
The following table summarizes the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets as of July 26, 2013 and April 26, 2013. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not, and are further segregated by type of contract within those two categories.

July 26, 2013
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$142	Other accrued expenses	$47
Interest rate contracts	Other assets	128	Other long-term liabilities	15
Foreign currency exchange rate contracts	Other assets	44	Other long-term liabilities	10
Total derivatives designated as hedging instruments		$314		$72
Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$—	Other accrued expenses	$1
Total derivatives not designated as hedging instruments		$—		$1

Total derivatives		$314		$73

April 26, 2013
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$150	Other accrued expenses	$34
Interest rate contracts	Other assets	181	Other long-term liabilities	18
Foreign currency exchange rate contracts	Other assets	63	Other long-term liabilities	5
Total derivatives designated as hedging instruments		$394		$57
Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$—	Other accrued expenses	$1
Total derivatives not designated as hedging instruments		$—		$1

Total derivatives		$394		$58

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has elected to present the fair value of derivative assets and liabilities within the condensed consolidated balance sheets on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. The following table provides information as if the Company had elected to offset the asset and liability balances of derivative instruments, netted in accordance with various criteria as stipulated by the terms of the master netting arrangements with each of the counterparties. Derivatives not subject to master netting arrangements are not eligible for net presentation.

July 26, 2013		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) or Pledged	Net Amount
Derivative Assets
Foreign currency exchange rate contracts	$186	$(48)	$(13)	$125
Interest rate contracts	128	(25)	(4)	99
	$314	$(73)	$(17)	$224

Derivative Liabilities
Foreign currency exchange rate contracts	$(58)	$58	$—	$—
Interest rate contracts	(15)	15	—	—
	$(73)	$73	$—	$—
Total	$241	$—	$(17)	$224

April 26, 2013		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) or Pledged	Net Amount
Derivative Assets
Foreign currency exchange rate contracts	$213	$(42)	$(24)	$147
Interest rate contracts	181	(16)	(6)	159
	$394	$(58)	$(30)	$306

Derivative Liabilities
Foreign currency exchange rate contracts	$(40)	$40	$—	$—
Interest rate contracts	(18)	18	—	—
	$(58)	$58	$—	$—
Total	$336	$—	$(30)	$306
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of interest-bearing investments, forward exchange derivative contracts, and trade accounts receivable.
The Company maintains cash and cash equivalents, investments, and certain other financial instruments (including currency exchange rate and interest rate derivative contracts) with various major financial institutions. The Company performs periodic evaluations of the relative credit standings of these financial institutions and limits the amount of credit exposure with any one institution. In addition, the Company has collateral credit agreements with its primary derivatives counterparties. Under these agreements, either party is required to post eligible collateral when the market value of transactions covered by the agreement exceeds specific thresholds, thus limiting credit exposure for both parties. As noted in the above table, as of July 26, 2013 and April 26, 2013, collateral was posted by its counterparties. The collateral received was recorded in cash and cash equivalents, with the offset recorded in other accrued expenses on the condensed consolidated balance sheets.
Global concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. The Company monitors the creditworthiness of its customers to which it

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

grants credit terms in the normal course of business. However, a significant amount of trade receivables are with hospitals that are dependent upon governmental health care systems in many countries. The current economic conditions in many countries outside the U.S. (particularly the economic challenges faced by Italy, Spain, Portugal, and Greece) may continue to increase the average length of time it takes the Company to collect on its outstanding trade receivables in these countries as certain payment patterns have been impacted. As of July 26, 2013 and April 26, 2013, the Company’s aggregate accounts receivable balance for Italy, Spain, Portugal, and Greece, net of the allowance for doubtful accounts, was $783 million and $770 million, respectively. The Company continues to monitor the creditworthiness of customers located in these and other geographic areas. In the past, trade receivable balances with certain customers in these countries have accumulated over time and were subsequently settled as large lump-sum payments. In the first quarter of fiscal year 2013, the Company received a $212 million payment in Spain. Although the Company does not currently foresee a significant credit risk associated with the outstanding accounts receivable, repayment is dependent upon the financial stability of the economies of these countries. For certain Greece customers, collectability is not reasonably assured for revenue transactions and the Company defers revenue recognition until all revenue recognition criteria are met. As of July 26, 2013 and April 26, 2013, the Company's deferred revenue balance for certain Greece customers was $14 million and $21 million, respectively. As of July 26, 2013 and April 26, 2013, no one customer represented more than 10 percent of the Company’s outstanding accounts receivable.
Note 10 – Inventories
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

(in millions)	July 26, 2013	April 26, 2013
Finished goods	$1,201	$1,174
Work in process	253	248
Raw materials	324	290
Total	$1,778	$1,712
Note 11 – Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill for the three months ended July 26, 2013 are as follows:

(in millions)	Cardiac and Vascular Group	Restorative Therapies Group	Diabetes Group	Total
Balance as of April 26, 2013	$2,624	$6,361	$1,344	$10,329
Currency adjustment, net	—	4	—	4
Balance as of July 26, 2013	$2,624	$6,365	$1,344	$10,333
Balances of intangible assets, net, excluding goodwill, as of July 26, 2013 and April 26, 2013 are as follows:

(in millions)	Purchased Technology and Patents	Trademarks and Tradenames	Acquired IPR&D	Other	Total
Other intangible assets as of July 26, 2013:
Original cost	$3,900	$408	$365	$112	$4,785
Accumulated amortization	(1,764)	(323)	—	(78)	(2,165)
Carrying value	$2,136	$85	$365	$34	$2,620
Other intangible assets as of April 26, 2013:
Original cost	$3,896	$408	$363	$104	$4,771
Accumulated amortization	(1,702)	(320)	—	(76)	(2,098)
Carrying value	$2,194	$88	$363	$28	$2,673

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amortization expense for the three months ended July 26, 2013 and July 27, 2012 was $86 million and $80 million, respectively. Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets, excluding any possible future amortization associated with acquired IPR&D, which has not met technological feasibility, is as follows:

(in millions) Fiscal Year	Estimated Amortization Expense
Remaining 2014	$252
2015	321
2016	309
2017	287
2018	271
2019	226
Thereafter	589
Total estimated amortization expense	$2,255
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
Changes in the Company’s product warranty obligations during the three months ended July 26, 2013 and July 27, 2012 consisted of the following:

	Three months ended
(in millions)	July 26, 2013	July 27, 2012
Balance at the beginning of the period	$35	$31
Warranty claims provision	11	6
Settlements made	(8)	(6)
Balance at the end of the period	$38	$31
Note 13 – Interest Expense, Net
Interest income and interest expense for the three months ended July 26, 2013 and July 27, 2012 are as follows:

	Three months ended
(in millions)	July 26, 2013	July 27, 2012
Interest income	$(50)	$(56)
Interest expense	90	89
Interest expense, net	$40	$33
Interest income includes interest earned on the Company’s cash, cash equivalents, and investments, the net realized and unrealized gain or loss on trading securities, ineffectiveness gains on interest rate derivative instruments, and the net realized gain or loss on the sale or impairment of available-for-sale debt securities.
Interest expense includes the expense associated with the interest on the Company’s outstanding borrowings, including short- and long-term instruments, ineffectiveness losses on interest rate derivative instruments, and the amortization of debt issuance costs and debt discounts.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 – Income Taxes
The Company’s effective tax rate for the three months ended July 26, 2013 and July 27, 2012 was 17.3 percent and 20.6 percent, respectively. The decrease in the Company’s effective tax rate for the three months ended July 26, 2013 was primarily due to the extension of the U.S. federal research and development tax credit on January 2, 2013, the tax impact of special charges, restructuring charges, and acquisition-related items, the finalization of certain income tax returns, and changes to uncertain tax position reserves.
During the three months ended July 26, 2013, the Company recorded a $3 million net benefit associated with the finalization of certain income tax returns and changes to uncertain tax position reserves. These tax adjustments are operational in nature and are recorded in the provision for income taxes on the condensed consolidated statement of earnings.
During the three months ended July 26, 2013, the Company’s gross unrecognized tax benefits increased from $1.068 billion to $1.105 billion. In addition, the Company has accrued interest and penalties of $98 million as of July 26, 2013. If all of the Company’s unrecognized tax benefits were recognized, approximately $1.065 billion would impact the Company’s effective tax rate. The Company records the gross unrecognized tax benefit as a long-term liability, as it does not expect significant payments to occur or the total amount of unrecognized tax benefits to change significantly over the next 12 months.
The Company will continue to recognize interest and penalties related to income tax matters in the provision for income taxes in the condensed consolidated statements of earnings and record the liability in the current or long-term accrued income taxes in the condensed consolidated balance sheets, as appropriate.
As of July 26, 2013, there were no changes to significant unresolved matters with the U.S. Internal Revenue Service or foreign tax authorities from what the Company disclosed in its Annual Report on Form 10-K for the year ended April 26, 2013.
Note 15 – Earnings Per Share
Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued, and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan.
The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended
(in millions, except per share data)	July 26, 2013	July 27, 2012
Numerator:
Net earnings	$953	$864
Denominator:
Basic – weighted average shares outstanding	1,009.7	1,029.8
Effect of dilutive securities:
Employee stock options	6.6	1.4
Employee restricted stock units	4.8	5.7
Other	0.1	0.2
Diluted – weighted average shares outstanding	1,021.2	1,037.1

Basic earnings per share:	$0.94	$0.84
Diluted earnings per share:	$0.93	$0.83
The calculation of weighted average diluted shares outstanding excludes options for approximately 9 million and 48 million shares of common stock for the three months ended July 26, 2013 and July 27, 2012, respectively, because their effect would be anti-dilutive on the Company’s earnings per share.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16 – Stock-Based Compensation
Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.
The following table presents the components and classification of stock-based compensation expense recognized for the three months ended July 26, 2013 and July 27, 2012:

	Three months ended
(in millions)	July 26, 2013	July 27, 2012
Stock options	$8	$11
Restricted stock awards	19	21
Employee stock purchase plan	4	4
Total stock-based compensation expense	$31	$36

Cost of products sold	$3	$3
Research and development expense	6	7
Selling, general, and administrative expense	22	26
Total stock-based compensation expense	$31	$36

Income tax benefits	(8)	(10)

Total stock-based compensation expense, net of tax	$23	$26
Note 17 – Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans (post-retirement benefits), defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the plans includes the following components for the three months ended July 26, 2013 and July 27, 2012:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Three months ended		Three months ended		Three months ended
(in millions)	July 26, 2013	July 27, 2012	July 26, 2013	July 27, 2012	July 26, 2013	July 27, 2012
Service cost	$27	$26	$14	$11	$5	$5
Interest cost	24	23	7	7	3	4
Expected return on plan assets	(35)	(32)	(9)	(8)	(5)	(4)
Amortization of net actuarial loss	21	18	2	2	—	1
Net periodic benefit cost	$37	$35	$14	$12	$3	$6

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18 – Accumulated Other Comprehensive Loss
In the first quarter of fiscal year 2014, the Company prospectively adopted guidance issued by the FASB that requires additional disclosure related to the impact of reclassification adjustments out of AOCI on net income. Changes in AOCI by component are as follows:

(in millions)	Unrealized Gain (Loss) on Investments		Cumulative Translation Adjustments (a)	Net Change in Retirement Obligations		Unrealized Gain (Loss) on Derivatives		Total Accumulated Other Comprehensive Loss
Balance as of April 26, 2013, net of tax	$97		$285	$(852)		$(22)		$(492)
Other comprehensive (loss) income before reclassifications, before tax	(131)		(3)	—		15		(119)
Tax benefit (expense)	48		—	—		(5)		43
Other comprehensive (loss) income before reclassifications, net of tax	(83)		(3)	—		10		(76)
Reclassifications, before tax	(18)		—	23		(15)		(10)
Tax benefit (expense)	6		—	(9)		5		2
Reclassifications, net of tax	(12)	(b)	—	14	(c)	(10)	(d)	(8)
Other comprehensive (loss) income, net of tax	(95)		(3)	14		—		(84)
Balance as of July 27, 2013, net of tax	$2		$282	$(838)		$(22)		$(576)

(a) Taxes are not provided on cumulative translation adjustments as substantially all translation adjustments relate to earnings that are intended to be indefinitely reinvested outside the U.S. Includes translation of the unrealized gains (losses) on certain foreign exchange rate derivatives held by non-U.S. functional currency entities.
(b) Represents net realized gains on sales of available-for-sale securities that were reclassified from AOCI to other expense, net (see Note 6).
(c) Includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note 17).
(d) Relates to foreign currency cash flow hedges that were reclassified from AOCI to other expense, net or cost of products sold and forward starting interest rate derivative instruments that were reclassified from AOCI to interest expense, net (see Note 9).
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
Litigation with Wyeth and Cordis Corporation
On February 22, 2008, Wyeth and Cordis Corporation (Cordis) filed a lawsuit against the Company and its subsidiary, Medtronic AVE, Inc., in U.S. District Court for the District of New Jersey, alleging that Medtronic's Endeavor drug-eluting stent infringes three U.S. “Morris” patents alleged to be owned by Wyeth and exclusively licensed to Cordis. On January 19, 2012, the Court found the patent claims asserted against Medtronic to be invalid and entered an Order and Judgment in favor of Medtronic and the other defendants. Wyeth and Cordis have appealed. On June 24, 2013, the Court of Appeals for the Federal

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Circuit affirmed the District Court's order. The Company is indemnified for the claims made by Wyeth and Cordis. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.
Litigation with Edwards Lifesciences, Inc.
On March 19, 2010, the U.S. District Court for the District of Delaware added Medtronic CoreValve LLC (CoreValve) as a party to litigation pending between Edwards Lifesciences, Inc. (Edwards) and CoreValve, Inc. In the litigation, Edwards asserted that CoreValve’s transcatheter aortic valve replacement product infringed three U.S. “Andersen” patents owned by Edwards. Before trial, the court granted summary judgment to Medtronic as to two of the three patents. Following a trial, on April 1, 2010 a jury found that CoreValve willfully infringed a claim on the remaining “Andersen” patent and awarded total lost profit and royalty damages, as of that time, of $74 million. On November 13, 2012, the Court of Appeals for the Federal Circuit upheld the jury verdict. Medtronic filed a petition for certiorari to the United States Supreme Court on May 6, 2013. Medtronic recorded an expense of $245 million related to probable and reasonably estimated damages for this matter in the second quarter of fiscal year 2013, of which $84 million was paid on February 28, 2013.
On March 12, 2010, Edwards served a second lawsuit in the Delaware court upon CoreValve, Medtronic Vascular, and Medtronic, asserting that Medtronic's transcatheter aortic valve replacement product from CoreValve infringed three U.S. “Andersen” patents owned by Edwards, including two of the patents that were the subject of the first lawsuit. Medtronic has moved to dismiss the lawsuit. Also pending in the Delaware court is Edwards' claim that the CoreValve transcatheter aortic valve replacement product infringes a “Cribier” patent. This claim is scheduled for trial in calendar year 2014. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from these matters.
Edwards has also brought actions in Europe alleging patent infringement. Edwards previously asserted that the CoreValve product infringed an “Andersen” patent in Germany and the United Kingdom, which is a counterpart to the U.S. “Andersen” patents. Courts in both countries found that the CoreValve product does not infringe the European “Andersen” patent and dismissed both cases. On August 30, 2012, Edwards commenced a proceeding in Mannheim, Germany, alleging that Medtronic's CoreValve transcatheter valve infringes three European patents and seeking injunctive and other relief. On June 14, 2013, the Mannheim court dismissed Edwards' case on the merits that Medtronic's CoreValve transcatheter valve infringes the “Cribier” patent. On July 12, 2013, the Mannheim court found that Medtronic's CoreValve transcatheter valve infringes the “Spenser” patent and issued an injunction against Medtronic's sale or use of the CoreValve product in Germany. Medtronic has appealed the court's finding of infringement. On August 26, 2013, Edwards posted a 50 million Euro bond, as mandated by the court, to enforce the injunction. A third proceeding is pending, with a trial hearing scheduled for December 20, 2013. The Company has not recorded an expense related to damages in connection with this matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.
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
INFUSE Product Liability Litigation
As of September 3, 2013, plaintiffs have filed approximately 450 lawsuits against the Company in the U.S. state and federal courts alleging personal injury from the INFUSE bone graft product. Certain law firms have advised the Company that they may bring a large number of similar claims against the Company in the future. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from these matters.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
West Virginia Pipe Trades and Phil Pace, on June 27 and July 3, 2013, respectively, filed putative class action complaints against Medtronic and certain of its officers in the U.S. District Court for the District of Minnesota, alleging that the defendants made false and misleading public statements regarding the INFUSE Bone Graft product during the period of December 8, 2010 through August 3, 2011. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from these matters.
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
Other Matters
The Company has received subpoenas or document requests from certain government bodies seeking information regarding sales, marketing, clinical, and other information relating to the INFUSE bone graft product, including civil investigative demands from the Attorneys General in Massachusetts, California, Oregon, Illinois, and Washington. The Company is fully cooperating with these requests.
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
On August 24, 2011, the Company received a letter from the U.S. Department of Justice requesting information relating to the Company's practices regarding the replacement of insulin pumps for Medicare beneficiaries. The Company is fully cooperating with this inquiry.

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
Note 20 – Segment and Geographic Information
Segment information
The Company’s management evaluates performance and allocates resources based on profit and loss from operations before income taxes and interest expense, net, not including special charges, restructuring charges, and acquisition-related items. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 26, 2013.
In the third quarter of fiscal year 2013, the Company revised its management organizational structure and separated the Diabetes business from the Restorative Therapies Group. This change did not impact the manner in which the Company internally manages and reports the results of the Diabetes business or the Restorative Therapies Group. As a result, for fiscal year 2013, the Company continued to function in two reportable segments and two operating segments, consisting of the Cardiac and Vascular Group and the Restorative Therapies Group. In the first quarter of fiscal year 2014, the Company amended the way in which management evaluates performance and allocates resources for the Diabetes business including separating the Diabetes business from the Restorative Therapies Group. As a result, the Company began to operate under three reportable segments and three operating segments with the Diabetes business operating as a separate group. Accordingly, the segment information for the prior year has been restated to present three reportable segments.
The Company's Cardiac and Vascular Group consists of four businesses: Cardiac Rhythm Disease Management (CRDM), Coronary, Structural Heart, and Endovascular. The primary products sold by this operating segment include those for cardiac rhythm disorders and cardiovascular disease. The Company's Restorative Therapies Group consists of three businesses: Spine, Neuromodulation, and Surgical Technologies. The primary products sold by this operating segment include those for spinal conditions and musculoskeletal trauma, neurological disorders, urological and digestive disorders, and ear, nose, and throat conditions. The primary products sold by the Company's Diabetes Group include those for diabetes management.
Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. Net sales and earnings before income taxes by reportable segment are as follows:

	Three months ended
(in millions)	July 26, 2013	July 27, 2012
Cardiac and Vascular Group	$2,160	$2,115
Restorative Therapies Group	1,554	1,529
Diabetes Group	369	364
Total Net Sales	$4,083	$4,008

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended
(in millions)	July 26, 2013	July 27, 2012
Cardiac and Vascular Group	$756	$738
Restorative Therapies Group	421	399
Diabetes Group	75	90
Total Reportable Segments’ Earnings Before Income Taxes	1,252	1,227
Special charges	(40)	—
Restructuring charges	(18)	—
Acquisition-related items	96	(5)
Interest expense, net	(40)	(33)
Corporate	(97)	(101)
Earnings Before Income Taxes	$1,153	$1,088
The following table presents the Company’s net assets by reportable segment:

(in millions)	July 26, 2013	April 26, 2013
Cardiac and Vascular Group	$7,245	$6,941
Restorative Therapies Group	10,068	10,058
Diabetes Group	1,846	1,857
Total Net Assets of Reportable Segments	19,159	18,856
Short-term borrowings	(1,543)	(910)
Long-term debt	(9,637)	(9,741)
Corporate	10,540	10,466
Total Net Assets	$18,519	$18,671
Geographic information
Net sales to external customers by geography are as follows:

	Three months ended
(in millions)	July 26, 2013	July 27, 2012
United States	$2,196	$2,227
Europe and Canada	1,046	1,009
Asia-Pacific	656	611
Other Foreign	185	161
Total Net Sales	$4,083	$4,008
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic, Inc. and its subsidiaries (Medtronic or the Company). For a full understanding of financial condition and results of operations, you should read this discussion along with management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended April 26, 2013. In addition, you should read this discussion along with our condensed consolidated financial statements and related notes thereto as of July 26, 2013.
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
In the first quarter of fiscal year 2014, we amended the way in which we evaluate performance and allocate resources for the Diabetes business including separating the Diabetes business from the Restorative Therapies Group. As a result, the Company began to operate under three reportable segments and three operating segments, the Cardiac and Vascular Group (composed of the CRDM, Coronary, Structural Heart, and Endovascular businesses), the Restorative Therapies Group (composed of the Spine, Neuromodulation, and Surgical Technologies businesses), and the Diabetes Group. See Note 20 to the current period’s condensed consolidated financial statements for additional discussion related to our segment reporting.
Net earnings for the first quarter of fiscal year 2014 were $953 million, or $0.93 per diluted share, as compared to net earnings of $864 million, or $0.83 per diluted share for the same period in the prior fiscal year, representing an increase of 10 percent and 12 percent, respectively. Net earnings for the three months ended July 26, 2013 included after-tax special charges, restructuring charges, and acquisition-related items that increased net earnings by an aggregate of $55 million ($38 million pre‑tax). Net earnings for the three months ended July 27, 2012 included after-tax acquisition-related items that decreased net earnings by $5 million ($5 million pre-tax). See further discussion of these items in the “Special Charges, Restructuring Charges, and Acquisition-Related Items” section of this management’s discussion and analysis.
The table below illustrates net sales by operating segment for the three months ended July 26, 2013 and July 27, 2012:

	Three months ended
(dollars in millions)	July 26, 2013	July 27, 2012	% Change
Cardiac and Vascular Group	$2,160	$2,115	2%
Restorative Therapies Group	1,554	1,529	2
Diabetes Group	369	364	1
Total Net Sales	$4,083	$4,008	2%
Net sales for the three months ended July 26, 2013 were $4.083 billion, an increase of 2 percent over the same period in the prior fiscal year. Foreign currency translation had an unfavorable impact of $55 million on net sales for the three months ended July 26, 2013 when compared to the same period in the prior fiscal year. Net sales growth was driven by a 2 percent increase in both the Cardiac and Vascular Group and Restorative Therapies Group, and a 1 percent increase in the Diabetes Group when compared to the same period in the prior fiscal year. The Cardiac and Vascular Group’s performance was primarily a result of strong net sales in Structural Heart and AF Solutions, and solid growth in CRDM pacing systems and Endovascular, partially offset by declines in CRDM defibrillation systems. Additionally, the Cardiac and Vascular Group’s performance was favorably affected by new products and strong sales of CoreValve transcatheter aortic heart valves in Western Europe, including accelerated customer demand in Germany in anticipation of an injunction in Germany, partially offset by pricing pressures and continued negative growth of certain markets, particularly in defibrillation systems. Our Restorative Therapies Group’s performance was favorably impacted by strong net sales in Surgical Technologies and growth in Neuromodulation, partially offset by declines in Spine, primarily driven by bone morphogenetic protein (BMP) (composed of INFUSE bone graft (InductOs in the European Union) sales). The Diabetes Group's performance was primarily the result of 8 percent growth in international markets offset partially by a 3 percent decline in the U.S. as we await the approval of the MiniMed 530G system in the U.S. Growth in international markets was favorably affected by the continued adoption of the Veo insulin pump with low-glucose suspend and the Enlite continuous glucose monitoring (CGM) sensor. See our discussion in the “Net Sales” section of this management’s discussion and analysis for more information on the results of our operating segments.
We remain committed to our Mission of developing lifesaving and life-enhancing therapies to alleviate pain, restore health, and extend life.

CRITICAL ACCOUNTING ESTIMATES
We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 26, 2013.
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
The Company’s overall tax rate including the tax impact of special charges, restructuring charges, and acquisition-related items resulted in an effective tax rate of 17.3 percent for the three months ended July 26, 2013. Excluding the impact of the special charges, restructuring charges, and acquisition-related items, our operational and tax strategies have resulted in a non-GAAP nominal tax rate of 19.5 percent versus the U.S. Federal statutory rate of 35.0 percent. An increase in our nominal tax rate of 1 percent would result in an additional income tax provision for the three months ended July 26, 2013 of approximately $11 million. See discussion of our tax rate and the tax adjustments in the “Income Taxes” section of this management’s discussion and analysis.
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
IPR&D included in a business combination is capitalized as an indefinite-lived intangible asset. Development costs incurred after the acquisition are expensed as incurred. Upon receipt of regulatory approval, the indefinite-lived intangible asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the research and development project is subsequently abandoned, the indefinite-lived intangible asset is charged to expense. IPR&D acquired outside of a business combination is expensed immediately.
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
Contingent consideration is recorded at the acquisition date at the estimated fair value of the contingent consideration for all acquisitions subsequent to April 24, 2009. The acquisition date fair value is measured based on the consideration expected to be transferred (probability-weighted), discounted back to present value. The discount rate used is determined at the time of measurement in accordance with accepted valuation methods. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within acquisition-related items in our condensed consolidated statements of earnings. Changes to the fair value of contingent consideration liabilities can result from changes in discount rates, the timing and amount of revenue estimates, or in the timing or likelihood of achieving the milestones which trigger payment. Using different valuation assumptions including revenue or cash flow projections, growth rates, discount rates, or probabilities of achieving the milestones result in different purchase price allocations, future amortization expense, and expense in the current or future periods.

Goodwill is the excess of the purchase price over the fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our condensed consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. Goodwill was $10.333 billion and $10.329 billion as of July 26, 2013 and April 26, 2013, respectively.

Other intangible assets include patents, trademarks, purchased technology, and IPR&D (since April 25, 2009). Intangible assets with a definite life are amortized on a straight-line or accelerated basis, as appropriate, with estimated useful lives ranging from three to 20 years. IPR&D is tested for impairment annually and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. We review other definite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. Our impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future revenue and expense growth rates, selection of appropriate discount rate, asset groupings, and other assumptions and estimates. We use estimates that are consistent with our business plans and a market participant view of the assets being evaluated. Actual results may differ from our estimates due to a number of factors including, among others, changes in competitive conditions, timing of regulatory approval, changes in worldwide economic conditions, and fluctuations in foreign currency exchange rates. These risk factors are discussed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended April 26, 2013. Other intangible assets, net of accumulated amortization, were $2.620 billion and $2.673 billion as of July 26, 2013 and April 26, 2013, respectively.
NEW ACCOUNTING PRONOUNCEMENTS
Information regarding new accounting pronouncements is included in Note 2 to the current period’s condensed consolidated financial statements.
ACQUISITIONS
We had no significant acquisitions during the three months ended July 26, 2013 or July 27, 2012 that were accounted for as business combinations. We periodically acquire certain tangible and intangible assets from enterprises that do not otherwise qualify for accounting as a business combination. These transactions are largely reflected in the condensed consolidated statements of cash flows as a component of investing activities under other investing activities, net.

NET SALES
The table below illustrates net sales by product line and operating segment for the three months ended July 26, 2013 and July 27, 2012:

	Three months ended
(dollars in millions)	July 26, 2013	July 27, 2012	% Change
Defibrillation Systems	$655	$675	(3)%
Pacing Systems	474	463	2
AF and Other	64	55	16
CARDIAC RHYTHM DISEASE MANAGEMENT	1,193	1,193	—
CORONARY	435	433	—
STRUCTURAL HEART	313	280	12
ENDOVASCULAR	219	209	5
TOTAL CARDIAC AND VASCULAR GROUP	2,160	2,115	2
Core Spine	641	645	(1)
BMP	124	141	(12)
SPINE	765	786	(3)
NEUROMODULATION	428	419	2
SURGICAL TECHNOLOGIES	361	324	11
TOTAL RESTORATIVE THERAPIES GROUP	1,554	1,529	2
DIABETES GROUP	369	364	1
TOTAL	$4,083	$4,008	2%
Net sales for the three months ended July 26, 2013 were unfavorably impacted by foreign currency translation of $55 million when compared to the same period of the prior fiscal year. The primary exchange rate movements that impacted our consolidated net sales growth were the U.S. dollar as compared to the Euro and Japanese Yen. The impact of foreign currency fluctuations on net sales was not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” and Note 9 to the current period’s condensed consolidated financial statements for further details on foreign currency instruments and our related risk management strategies.
Cardiac and Vascular Group
The Cardiac and Vascular Group is composed of the CRDM, Coronary, Structural Heart, and Endovascular businesses. The Cardiac and Vascular Group’s products include pacemakers, implantable defibrillators, leads and delivery systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation (AF), information systems for the management of patients with CRDM devices, coronary and peripheral stents and related delivery systems, therapies for uncontrolled hypertension, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group’s net sales for the three months ended July 26, 2013 were $2.160 billion, an increase of 2 percent over the same period in the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three months ended July 26, 2013 of $39 million when compared to the same period in the prior fiscal year. The Cardiac and Vascular Group’s performance was primarily a result of strong net sales in Structural Heart and AF Solutions, and solid growth in CRDM pacing systems and Endovascular, partially offset by declines in CRDM defibrillation systems. Additionally, the Cardiac and Vascular Group’s performance was favorably affected by new products and strong sales of CoreValve transcatheter aortic heart valves in Western Europe, including accelerated customer demand in Germany in anticipation of an injunction in Germany, partially offset by pricing pressures and continued negative growth of certain markets, particularly in defibrillation systems. See the more detailed discussion of each business’s performance below.
CRDM net sales for the three months ended July 26, 2013 were $1.193 billion, flat as compared to the same period in the prior fiscal year. Net sales of our defibrillation system products declined primarily due to market declines in the U.S. and Western

Europe, declining hospital inventory levels in the U.S., and unfavorable foreign currency translation. The U.S. and Western Europe markets were adversely affected by pricing pressures. Hospital inventory levels in the U.S. declined due to the phase-in timing of our new defibrillation system products, as some hospitals did not make stocking purchases due to our new products not yet being available under their current contracts. The continued acceptance of our shock reduction and lead integrity alert technologies, our recently launched Viva/Brava family of CRT-D devices and Evera family of ICDs, and strong lead-to-port ratios partially offset the decline in net sales of our defibrillation system products. Worldwide net sales of our pacing system products increased primarily due to international share gains driven mostly by the launch of our Advisa DR MRI SureScan pacemaker in Japan in the second quarter of fiscal year 2013. The increase in net sales of our pacing system products was partially offset by unfavorable foreign currency translation, declining hospital inventory levels in the U.S., and pricing pressures in the Western Europe market. Worldwide net sales of our AF Solutions products increased primarily due to the continued global acceptance of the Arctic Front Cardiac CryoAblation Catheter (Arctic Front) system.
Coronary net sales for the three months ended July 26, 2013 were $435 million, flat as compared to the same period in the prior fiscal year. Coronary net sales were flat as the continued strength of our Resolute Integrity drug-eluting coronary stent, particularly in Japan where we launched Resolute Integrity in the second quarter of fiscal year 2013, was offset by unfavorable foreign currency translation and pricing pressures in the U.S., Western Europe, and India. Resolute Integrity’s deliverability and unique diabetes indication has continued to receive strong customer acceptance and we received U.S. Food and Drug Administration (FDA) approval for longer lengths of this product in the fourth quarter of fiscal year 2013.
Structural Heart net sales for the three months ended July 26, 2013 were $313 million, an increase of 12 percent over the same period in the prior fiscal year. The increase in Structural Heart net sales was primarily driven by strong sales of the CoreValve transcatheter aortic heart valves in Western Europe, including accelerated customer demand in Germany in anticipation of an injunction in Germany. For additional information on this legal action and injunction, see Note 19 to the current period’s condensed consolidated financial statements. Growth was partially offset by declines in our cardiopulmonary product lines driven principally by a competitor's full reentry into the market this quarter following a supply disruption and unfavorable foreign currency translation.
Endovascular net sales for the three months ended July 26, 2013 were $219 million, an increase of 5 percent over the same period in the prior fiscal year. The increase in Endovascular net sales was driven by strong sales of our peripheral stent products and drug-eluting balloons and new product launches. Product launches contributing to growth include the Endurant II Abdominal Aortic Aneurysm (AAA) Stent Graft System, which launched in Japan in the first quarter of fiscal year 2014, as well as the Valiant Captivia Thoracic Stent Graft System, which launched in the U.S. in the fourth quarter of fiscal year 2012 and in Japan and China in the first quarter of fiscal year 2013. Growth was partially offset by unfavorable foreign currency translation, increased competitive pressure in the U.S, and pricing pressures in Western Europe.
Looking ahead, we expect our Cardiac and Vascular Group could be impacted by the following:

•
Increasing pricing pressures, competition, and fluctuations in foreign currency. We saw less pricing pressure in the first quarter of fiscal year 2014 with the launch of several new products and believe our new technologies may continue to partially mitigate future pricing pressures.

•	Fluctuations in U.S. and certain Western Europe market growth rates for our defibrillation and pacing system products.

•
Continued acceptance and future growth from the Evera family of ICDs, which received Conformité Européene (CE) Mark approval in February 2013 and U.S. FDA and Japan PMDA approval in May 2013. The Evera family of ICDs have increased battery longevity, advanced shock reduction technology, and a contoured shape with thin, smooth edges that better fits inside the body.

•
Continued acceptance and future growth from the Viva/Brava family of CRT-D devices and the Attain Performa portfolio of quadripolar leads. The Viva/Brava family of CRT-D devices utilizes a new algorithm, called AdaptivCRT, which improves patients’ response rate to CRT-D therapy by preserving the patients’ normal heart rhythms and continually adapting to individual patient needs. Our Viva/Brava CRT-D devices received CE Mark approval in August 2012 and U.S. FDA approval in May 2013. Paired with Medtronic Viva/Brava Quad CRT-D, Attain Performa leads provide additional options for physicians to optimize patient therapy. Our Attain Performa left-heart leads received CE Mark approval in March 2013.

•
Continued and future growth from the Advisa DR MRI SureScan pacing system. The Advisa DR MRI SureScan is our second-generation magnetic resonance imaging (MRI) pacing system and is the first system to combine advanced pacing technology with proven MRI access. The Advisa DR MRI SureScan was launched in Europe during the fourth quarter of fiscal year 2010, in the U.S. in February 2013, and in Japan in the second quarter of fiscal year 2013.

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

•
Continued acceptance of the Resolute Integrity drug-eluting coronary stent and the Integrity bare metal stent. The Resolute Integrity drug-eluting coronary stent was launched in Japan at the end of August 2012, in the U.S. in February 2012, and in Europe in August 2010. Also, in February 2013, the U.S. FDA approved longer lengths of our Resolute Integrity drug-eluting coronary stent, providing access to a larger portion of the U.S. drug-eluting stent market. We expect approval for longer lengths of our Resolute Integrity drug-eluting coronary stent in Japan during fiscal year 2014. The global stent market continues to experience year-over-year declines, including increasing pricing pressure resulting from government austerity programs and reimbursement cuts in Western Europe and India.

•
Continued and future acceptance of renal denervation therapies. Commercially, we are still in the pre-reimbursement phase in many countries, and will likely remain in that phase until we obtain additional clinical data. Our Symplicity Catheter System, which addresses uncontrolled hypertension through renal denervation, or ablation of the nerves lining the renal arteries, has received CE Mark approval and Australia’s Therapeutic Goods Administration listing, and was approved in Canada by the Therapeutic Products Directorate in the fourth quarter of fiscal year 2012. We anticipate CE Mark approval for our Symplicity Spyral multi-electrode catheter this fiscal year, which will significantly reduce ablation time. We recently completed patient enrollment in our U.S. pivotal study and remain on track for U.S. approval in late fiscal year 2015. Enrollment in our Symplicity Trial in Japan is also underway.

•
Continued worldwide growth of the Valiant Captivia Thoracic Stent Graft System. The Valiant Captivia Thoracic Stent Graft System was launched in the U.S. in the fourth quarter of fiscal year 2012 and in Japan and China in the first quarter of fiscal year 2013. We anticipate U.S. FDA approval of a dissection indication for the Valiant Captivia Thoracic Stent Graft System in the fourth quarter of fiscal year 2014.

•
Continued and future acceptance of the Endurant II AAA Stent Graft System. Our Endurant II AAA Stent Graft System was launched in Europe in the third quarter of fiscal year 2012, in the U.S. in the first quarter of fiscal year 2013, and in Japan in the first quarter of fiscal year 2014.

•
Continued acceptance of our CoreValve transcatheter heart valve technologies for the replacement of the aortic valve. The CoreValve System has received CE Mark approval and is currently available outside the U.S. The CoreValve 31 millimeter received CE Mark approval in the first quarter of fiscal year 2012. The CoreValve Evolut 23 millimeter valve, which promotes better sealing and provides future recapturability, was launched in Europe in the first quarter of fiscal year 2013. On August 26, 2013, Medtronic's sale or use of the CoreValve product in Germany was enjoined. We continue to make progress on the CoreValve System in the U.S. pivotal study; and remain on track to commercialize in the U.S. in fiscal year 2015. Additionally, patent litigation is pending in both the U.S. and Germany; for additional information, see Note 19 to the current period’s condensed consolidated financial statements.

•	Continued and future growth from our Engager transcatheter aortic valve implantation system. The Engager System was launched in Europe in the fourth quarter of fiscal year 2013.
Restorative Therapies Group
The Restorative Therapies Group is composed of the Spine, Neuromodulation, and Surgical Technologies businesses. Products in the Restorative Therapies Group include products for various areas of the spine, bone graft substitutes, biologic products, trauma, deep brain stimulation (DBS) implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, obsessive-compulsive disorder (OCD), overactive bladder, urinary retention, fecal incontinence and gastroparesis, products to treat conditions of the ear, nose, and throat, and systems that incorporate advanced energy surgical instruments. Additionally, this group manufactures and sells image-guided surgery and intra-operative imaging systems. The Restorative Therapies Group’s net sales for the three months ended July 26, 2013 were $1.554 billion, an increase of 2 percent over the same period in the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three months ended July 26, 2013 of $16 million compared to the same period in the prior fiscal year. The Restorative Therapies Group’s performance was favorably impacted by strong net sales in Surgical Technologies and growth in

Neuromodulation, partially offset by declines in Spine, primarily driven by BMP (composed of INFUSE bone graft (InductOs in the European Union) sales). See the more detailed discussion of each business’s performance below.
Spine net sales for the three months ended July 26, 2013 were $765 million, a decrease of 3 percent over the same period in the prior fiscal year. The decrease in Spine's net sales was primarily driven by a decline in BMP sales of 12 percent over the same period in the prior fiscal year in addition to unfavorable foreign currency translation. Significant declines in U.S. sales of INFUSE bone graft have continued since the June 2011 articles in The Spine Journal, as further described below. Core Spine net sales declined 1 percent primarily driven by negative performance in balloon kyphoplasty (BKP). Net sales in BKP declined 11 percent when compared to the same period in the prior fiscal year due to competitive pricing pressures and reimbursement challenges with select payers. The decline in BKP was substantially offset by recent launches of our new products and therapies, including the launch in the second quarter of fiscal year 2013 of AMT implants and the BRYAN artificial cervical disc, as well as the continued adoption of Solera and other biologics products. The U.S. Core Spine market continued to show signs of stabilization with flat procedural volumes and product mix. Core Spine has also benefited from our focus on enabling technologies, including the O-Arm imaging system, StealthStation navigation, and Powerease powered surgical instruments. Our Kanghui orthopedics business in China continues to perform well and offset the revenue from our former joint venture with Shandong Weigao Group Medical Polymer Company Limited.
Neuromodulation net sales for the three months ended July 26, 2013 were $428 million, an increase of 2 percent over the same period in the prior fiscal year including unfavorable foreign currency translation. The increase in net sales was primarily due to solid global growth in sales of our DBS systems for movement disorders and InterStim Therapy for overactive bladder, urinary retention, and bowel incontinence, partially offset by declines in U.S. implant procedural volumes for our non-MRI spinal cord stimulation systems. We received U.S. FDA approval for our conditionally safe SureScan MRI system earlier than anticipated and transitioned manufacturing in the first quarter of fiscal year 2014 to the SureScan MRI system, resulting in supply constraints on both the non-MRI and MRI stimulators. Additionally, certain customers deferred procedures until the SureScan MRI system is available. Full launch of the SureScan MRI system will occur in the second quarter of fiscal year 2014.
Surgical Technologies net sales for the three months ended July 26, 2013 were $361 million, an increase of 11 percent over the same period in the prior fiscal year. The increase was driven by continued worldwide growth across the portfolio of ENT, Power Systems, and Advanced Energy, partially offset by unfavorable foreign currency translation. The performance included strong sales of StealthStation S7 surgical navigation systems and image guided surgery, monitoring, and balanced growth of disposables. Additionally, net sales were positively impacted by the successful launch in the second half of fiscal year 2013 of the Trivantage EMG tube in Europe and the U.S., and the Indigo high-speed otologic drill in the first quarter of fiscal year 2014.
Looking ahead, we expect our Restorative Therapies Group could be affected by the following:

•	Changes in procedural volumes, competitive and pricing pressure, reimbursement challenges, impacts from changes in the mix of our product offerings, and fluctuations in foreign currency.

•
Market acceptance and continued adoption of innovative new products, such as our Solera product line, Bryan ACD Instrument Set, and other biologics products, including MAGNIFUSE and GRAFTON products, and POWEREASE, a powered instrument solution for Solera.

•
Market acceptance and continued market penetration of BKP. We remain focused on generating evidence to better demonstrate the clinical and economic benefits for BKP. We will continue to tailor our BKP product offering to meet market needs and respond to competitive challenges. We anticipate additional continued pricing pressures and competitive alternatives in the U.S. and European markets.

•
Spine sales continue to be negatively affected by the June 2011 articles in The Spine Journal, and by the reaction from inquiries by governmental authorities, relating to our INFUSE bone graft product. The Spine Journal articles suggested that some physicians' peer-reviewed studies may have underreported complications and adverse events associated with INFUSE. These articles did not question the integrity of the data provided by Medtronic to the U.S. FDA for product approval or the disclosure of safety issues on the product's Instructions for Use for approved indications. In August 2011, we provided a grant to Yale University to oversee two independent, systematic reviews of data from completed clinical studies of INFUSE bone graft, as well as data from other Medtronic studies of rhBMP-2, the protein used in INFUSE. Yale independently assembled a panel of experts and commissioned Oregon Health & Sciences University and University of York in the United Kingdom to conduct the analyses of the data. The two systematic reviews, which were summarized in articles published in the Annals of Internal Medicine in June 2013, concluded, among other things, that INFUSE is an effective therapy in certain types of spine surgery, and that INFUSE entails a number of risks that should be considered by physicians and patients. Looking ahead, the Company expects continued scientific and clinical scrutiny focused on the safety and efficacy of INFUSE in real-world, clinical experience. For example, in the fall of 2013, a retrospective analysis of a large, national payer database investigating the cancer incidence in the usage of INFUSE is expected to be published in a peer reviewed scientific journal. The authors found no evidence that administration of BMP at the time of lumbar fusion surgery was associated with cancer risk. Medtronic remains committed to the safe use of INFUSE bone graft for the approved indications, as supported by the safety data reported to the U.S. FDA.

•	Acceptance of Kanghui's broad portfolio of trauma, spine, and large-joint reconstruction products focused on the growing value segment.

•
European and U.S. adoption of stimulators and leads approved for full-body MRI scans to treat chronic pain. U.S. FDA approval was received for the SureScan MRI system in the first quarter of fiscal year 2014 and the full launch will occur in the second quarter of fiscal year 2014.

•
Resolution of issue with the U.S. FDA relating to our Neuromodulation business. In July 2012, we received a U.S. FDA warning letter regarding findings related primarily to our Neuromodulation corrective and preventative action (CAPA) and complaint handling processes. We are currently working with the U.S. FDA to resolve the issues. This warning letter may limit our ability to launch certain new Neuromodulation products in the U.S. until it is resolved.

•
Continued acceptance of the non-MRI pain stimulators to treat chronic pain, including RestoreSensor, which is currently available in the U.S. and certain international markets. RestoreSensor is a neurostimulator for chronic pain that automatically adjusts to the patients’ position changes.

•
Continued and future acceptance of our current indications for Medtronic DBS Therapy for the treatment of movement disorders, epilepsy (approved in Europe), and OCD. The DBS Therapy portfolio includes Activa PC, our small and advanced primary cell battery, and Activa RC, a rechargeable DBS device.

•	Continued acceptance of InterStim Therapy for the treatment of the symptoms of overactive bladder, urinary retention, and bowel incontinence.

•	Continued growth from Advanced Energy products and strategies to focus on its four core markets of orthopedic, spine, breast, and CRDM replacements.

•	Continued acceptance of the Surgical Technologies StealthStation S7 and O-Arm Imaging Systems, especially with Synergy Spine 2.0 and the O-Arm 3.1.4.
Diabetes Group
The Diabetes Group products include insulin pumps, CGM systems, insulin pump consumables, and therapy management software. The Diabetes Group’s net sales for the three months ended July 26, 2013 were $369 million, an increase of 1 percent over the same period in the prior fiscal year. The Diabetes Group’s performance for the three months ended July 26, 2013 compared to the same period in the prior fiscal year was primarily the result of 8 percent growth in international markets, offset partially by a 3 percent decline in the U.S. as we await the approval of the MiniMed 530G system in the U.S. Growth in international markets was favorably affected by the continued adoption of the Veo insulin pump with low-glucose suspend and the Enlite CGM sensor. Additionally, in the U.S. we have deferred revenue of $33 million, including $11 million in the first quarter of fiscal year 2014, as some customers plan to upgrade to the new technology when it is available.
Looking ahead, we expect our Diabetes Group could be impacted by the following:

•	Increasing competitive and pricing pressures and fluctuations in foreign currency.

•	Changes in medical reimbursement policies and programs. Continued acceptance and improved reimbursement of CGM technologies.

•	Continued acceptance from both physicians and patients of insulin-pump and CGM therapy.

•
Continued and future growth of the Veo insulin pump which is available in certain international markets and offers low-glucose suspend, which assists in protecting against the risk of hypoglycemia by automatically suspending insulin delivery when glucose falls below a specified threshold set by the user.

•
U.S. FDA approval of the MiniMed 530G system which includes the insulin pump and Enlite sensor. We are working with the U.S. FDA to address its questions on the Diabetes quality system, resulting from its recent audit, and expect to make this technology available to the U.S. population this fiscal year. The Enlite sensor has been available in certain international markets since the fourth quarter of fiscal year 2011. We expect approval of our next-generation MiniMed 640G pump system in Western Europe in the second half of this fiscal year.
COSTS AND EXPENSES
The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended
	July 26, 2013	July 27, 2012
Cost of products sold	25.0%	24.3%
Research and development expense	8.8	9.6
Selling, general, and administrative expense	34.7	35.1
Special charges	1.0	—
Restructuring charges	0.4	—
Acquisition-related items	(2.4)	0.1
Amortization of intangible assets	2.1	2.0
Other expense, net	1.1	1.0
Interest expense, net	1.0	0.8
Cost of Products Sold
Cost of products sold for the three months ended July 26, 2013, as a percent of net sales, increased 0.7 of a percentage point for the three months ended July 26, 2013 to 25.0 percent. Cost of products sold as a percent of net sales was negatively impacted primarily by additional spending to address quality issues in the Neuromodulation business and Diabetes Group, and unfavorable foreign currency translation. We continue to focus on mitigating pricing pressure through our five-year, $1.2 billion cost of products sold reduction program.
Research and Development
We have continued to invest in new technologies and evidence creation to drive future growth. Research and development expense for the three months ended July 26, 2013 was $360 million, representing 8.8 percent of net sales, a decrease of 0.8 of a percentage point from the three months ended July 27, 2012.
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
Selling, General, and Administrative
Selling, general, and administrative expense for the three months ended July 26, 2013 was $1.416 billion, which as a percent of net sales decreased by 0.4 of a percentage point to 34.7 percent, as compared to the same period of the prior fiscal year. The decrease in selling, general, and administrative expense as a percent of net sales was positively impacted by our continued focus on several initiatives to leverage our expenses while continuing to invest in new product launches and investing in our sales force in faster growing businesses, products, and geographies.

Special Charges, Restructuring Charges, and Acquisition-Related Items
Special charges, restructuring charges, and acquisition-related items for the three months ended July 26, 2013 and July 27, 2012 were as follows:

	Three months ended
(in millions)	July 26, 2013	July 27, 2012
Special charges	$40	$—
Restructuring charges	18	—
Acquisition-related items	(96)	5
Net tax impact of special charges, restructuring charges, and acquisition-related items	(17)	—
Total special charges, restructuring charges, and acquisition-related items, net of tax	$(55)	$5
Special Charges
During the three months ended July 26, 2013, consistent with our commitment to improving the health of people and communities throughout the world, we made a $40 million charitable contribution to the Medtronic Foundation, which is a related party non-profit organization.
During the three months ended July 27, 2012, there were no special charges.
Restructuring Charges
Fiscal Year 2013 Initiative
The fiscal year 2013 initiative was designed to scale back our infrastructure in slower growing areas of our business, while continuing to invest in geographies, businesses, and products where we anticipate faster growth. A number of factors have contributed to ongoing challenging market dynamics, including increased pricing pressure, various governmental austerity measures, and the U.S. medical device excise tax. In the first quarter of fiscal year 2014, we recorded an $18 million restructuring charge, which is the final charge related to the fiscal year 2013 initiative and consisted primarily of contract termination costs of $14 million and other related costs of $4 million. In the fourth quarter of fiscal year 2013, we recorded a $192 million restructuring charge, which consisted of employee termination costs of $150 million, asset write-downs of $13 million, contract termination costs of $18 million, and other related costs of $11 million. Of the $13 million of asset write-downs, $10 million related to inventory write-offs of discontinued product lines and production-related asset impairments, and therefore, was recorded within cost of products sold in the consolidated statements of earnings.
As of the end of the fourth quarter of fiscal year 2013, we identified approximately 2,000 positions for elimination to be achieved through involuntary and voluntary separation. Of the 2,000 positions identified, approximately 1,000 positions have been eliminated as of July 26, 2013. The fiscal year 2013 initiative is scheduled to be substantially complete by the end of the fourth quarter of fiscal year 2014 and is expected to produce annualized operating savings of approximately $200 to $225 million. These savings will arise mostly from reduced compensation expense.
During the three months ended July 27, 2012, we did not incur any restructuring charges.
Acquisition-Related Items
During the three months ended July 26, 2013, we recorded net income from acquisition-related items of $96 million primarily related to the reduction in the fair value of contingent consideration associated with the Ardian acquisition. The Ardian contingent earn-out is based on annual revenue growth through fiscal year 2015, and the reduction in fair value is due to a continued slower commercial ramp in Europe and the extended U.S. regulatory process.
During the three months ended July 27, 2012, we recorded net charges from acquisition-related items of $5 million related to the change in fair value of contingent consideration liabilities associated with acquisitions subsequent to April 29, 2009.
Amortization of Intangible Assets
Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets consisting of patents, trademarks, tradenames, purchased technology, and other intangible assets. For the three months ended July 26, 2013, amortization expense was $86 million as compared to $80 million for the same period of the prior fiscal year. The $6 million increase in amortization expense for the three months ended July 26, 2013 was primarily due to the third quarter fiscal year

2013 acquisition of Kanghui, partially offset by reduced ongoing amortization expense due to certain intangible assets that became fully amortized.
Other Expense, Net
Other expense, net includes royalty income and expense, realized equity security gains and losses, realized foreign currency transaction and derivative gains and losses, impairment charges on equity securities, the Puerto Rico excise tax, and the U.S. medical device excise tax. For the three months ended July 26, 2013, other expense, net was $44 million as compared to $39 million for the three months ended July 27, 2012. The increase in expense of $5 million for the three months ended July 26, 2013 was primarily due to the impact of the U.S. medical device excise tax that went into effect January 1, 2013, partially offset by the increase in realized gains on certain available-for-sale marketable equity securities compared to the same period in the prior fiscal year.
Interest Expense, Net
Interest expense, net includes interest earned on our cash, cash equivalents and investments, interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt discounts, the net realized and unrealized gain or loss on trading securities, ineffectiveness on interest rate derivative instruments, and the net realized gain or loss on the sale or impairment of available-for-sale debt securities. For the three months ended July 26, 2013, we had interest expense, net of $40 million as compared to $33 million for the same period of the prior fiscal year. The increase in interest expense, net during the three months ended July 26, 2013 was primarily the result of decreased interest income from gains on available-for-sale debt securities that were realized during the three months ended July 27, 2012 compared to the current period.
INCOME TAXES

	Three months ended
(dollars in millions)	July 26, 2013	July 27, 2012
Provision for income taxes	$200	$224
Effective tax rate	17.3%	20.6%
Net tax impact of special charges, restructuring charges, and acquisition-related items	2.2	(0.1)
Non-GAAP nominal tax rate(1)	19.5%	20.5%

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

Our effective tax rate for the three months ended July 26, 2013 was 17.3 percent, compared to 20.6 percent for the three months ended July 27, 2012. The decrease in our effective tax rate was primarily due to the extension of the U.S. federal research and development tax credit on January 2, 2013, the tax impact of special charges, restructuring charges, and acquisition-related items, the finalization of certain income tax returns, and changes to uncertain tax position reserves. Our non-GAAP nominal tax rate for the three months ended July 26, 2013 was 19.5 percent, compared to 20.5 percent for the three months ended July 27, 2012. The decrease in our non-GAAP nominal tax rate was primarily due to the extension of the U.S. federal research and development tax credit on January 2, 2013, the finalization of certain income tax returns, and changes to uncertain tax position reserves.
As of July 26, 2013, there were no changes to significant unresolved matters with the U.S. Internal Revenue Service or foreign tax authorities from what we disclosed in our Annual Report on Form 10-K for the year ended April 26, 2013.
See Note 14 to the condensed consolidated financial statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

(dollars in millions)	July 26, 2013	April 26, 2013
Working capital	$13,805	$13,902
Current ratio*	4.2:1.0	4.5:1.0
Cash, cash equivalents, and current investments	$11,404	$11,130
Less: Short-term borrowings and long-term debt	$11,180	$10,651
Net cash position**	$224	$479

*	Current ratio is the ratio of current assets to current liabilities.
**
Net cash position is the sum of cash, cash equivalents, and current investments less short-term borrowings and long-term debt and excludes non-current investments that are not considered readily available to fund current operations.

As of July 26, 2013, we believe our strong balance sheet and liquidity provide us with flexibility for the future. We believe our existing cash and investments, as well as our $2.250 billion syndicated credit facility and related commercial paper program ($670 million of commercial paper outstanding as of July 26, 2013), will satisfy our foreseeable working capital requirements for at least the next 12 months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions. We also generally expect to refinance maturities of long-term debt. At July 26, 2013, our Standard & Poor’s Ratings Services and Moody’s Investors Service ratings remain unchanged as compared to those ratings at April 26, 2013 with long-term debt ratings of A+ and A2, respectively, and short-term debt ratings of A-1+ and P-1, respectively.
Our net cash position in the first quarter of fiscal year 2014, as defined above, decreased by $255 million as compared to the fiscal year ended April 26, 2013.
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
A significant amount of our earnings occur outside the U.S., and are indefinitely reinvested in non-U.S. subsidiaries, resulting in a majority of our cash, cash equivalents, and investments being held by such non-U.S. subsidiaries. As of July 26, 2013 and April 26, 2013, approximately $11.419 billion and $10.930 billion, respectively, of cash, cash equivalents, and investments in marketable debt and equity securities were held by our non-U.S. subsidiaries. These funds are available for use by our non-U.S. operations. We continue to be focused on goals to grow our business through increased globalization of the Company, as demonstrated by the fiscal year 2013 acquisition of China Kanghui Holdings, with emerging markets continuing to be a significant driver of potential growth. However, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would generally be subject to U.S. tax. As a result, we continue to accumulate earnings overseas for investment in operations outside the U.S. and to use cash generated from U.S. operations as well as short- and long-term borrowings to meet our U.S. cash needs. Should we require more capital in the U.S. than is generated by our U.S. operations, we could elect to repatriate earnings from our non-U.S. subsidiaries or raise additional capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or other dilution of our earnings.
We have investments in marketable debt securities that are classified and accounted for as available-for-sale. Our debt securities include U.S. government and agency securities, foreign government and agency securities, corporate debt securities, certificates of deposit, mortgage-backed securities, other asset-backed securities, debt funds, and auction rate securities. Some of our investments may experience reduced liquidity due to changes in market conditions and investor demand. Our auction rate security holdings continue to experience reduced liquidity due to low investor demand. Although our auction rate securities are currently illiquid and other securities could become illiquid, we believe we could liquidate a substantial amount of our portfolio without incurring a material impairment loss.
For the three months ended July 26, 2013, the total other-than-temporary impairment losses on available-for-sale debt securities were not significant. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recorded all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. However, as of July 26, 2013, we have $106 million of gross unrealized losses on our aggregate short-term and long-term available-for-sale debt securities of $10.662 billion; if market conditions deteriorate, some of these holdings may experience other-than-temporary impairment in the future which could have a material impact on our financial results. Management is required to use estimates and assumptions in its valuation of our investments, which requires a high degree of judgment, and therefore, actual results could differ materially from those estimates. See Note 7 to the current period’s condensed consolidated financial statements for additional information regarding fair value measurements.
SUMMARY OF CASH FLOWS

	Three months ended
(in millions)	July 26, 2013	July 27, 2012
Cash provided by (used in):
Operating activities	$983	$1,332
Investing activities	(666)	(976)
Financing activities	(422)	(643)
Effect of exchange rate changes on cash and cash equivalents	14	(76)
Net change in cash and cash equivalents	$(91)	$(363)
Operating Activities
Our net cash provided by operating activities was $983 million for the three months ended July 26, 2013 compared to $1.332 billion for the three months ended July 27, 2012. The $349 million decrease in net cash provided by operating activities was primarily attributable to a higher level of payments for accrued compensation and incentives during the three months ended July 26, 2013, compared to the three months ended July 27, 2012. In addition, the prior year period included a higher level of accounts receivable collections, primarily in Spain.
Investing Activities
Our net cash used in investing activities was $666 million for the three months ended July 26, 2013 compared to $976 million for the three months ended July 27, 2012. The $310 million decrease in net cash used in investing activities during the three months ended July 26, 2013 was primarily attributable to increased sales and maturities of marketable securities compared to the same period in the prior fiscal year.
Financing Activities
Our net cash used in financing activities was $422 million for the three months ended July 26, 2013 compared to $643 million for the three months ended July 27, 2012. The $221 million decrease in net cash used in financing activities was primarily attributable to $547 million of increased levels of net borrowings, and an increase in common stock repurchases net of issuances of common stock.
OFF-BALANCE SHEET ARRANGEMENTS AND LONG-TERM CONTRACTUAL OBLIGATIONS
We acquire assets still in development, enter into research and development arrangements, and sponsor certain clinical trials that often require milestone and/or royalty payments to a third-party, contingent upon the occurrence of certain future events. Milestone payments may be required contingent upon the successful achievement of an important point in the development life cycle of a product or upon certain pre-designated levels of achievement in clinical trials. In addition, if required by the arrangement, we may have to make royalty payments based on a percentage of sales related to the product under development or in the event that regulatory approval for marketing is obtained. In situations where we have no ability to influence the achievement of the milestone or otherwise avoid the payment, we have included those milestone or minimum royalty payments in the following table. However, the majority of these arrangements give us the discretion to unilaterally make the decision to stop development of a product or cease progress of a clinical trial, which would allow us to avoid making the contingent payments. Although we are unlikely to cease development if a device successfully achieves clinical testing objectives, these payments are not included in the table of contractual obligations because of the contingent nature of these payments and our ability to avoid them if we decided to pursue a different path of development or testing. See Note 3 to the current period’s condensed consolidated financial statements for additional information regarding contingent consideration.
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
We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, or cash flows. Presented below is a summary of contractual obligations and other minimum commercial commitments as of July 26, 2013. See Note 8 to the current period’s condensed consolidated financial statements for additional information regarding long-term debt. Additionally, see Note 14 to the current period’s condensed consolidated financial statements for additional information regarding accrued income tax obligations, which are not reflected in the table below.

	Maturity by Fiscal Year
(in millions)	Total	Remaining 2014	2015	2016	2017	2018	Thereafter
Contractual obligations related to off-balance sheet arrangements:
Operating leases(1)	$297	$83	$84	$58	$31	$14	$27
Inventory purchases(2)	145	76	49	14	—	—	6
Commitments to fund minority investments/contingent acquisition consideration(3)	306	15	100	13	101	—	77
Interest payments(4)	4,189	367	342	290	277	263	2,650
Other(5)	154	64	50	14	6	2	18
Total	$5,091	$605	$625	$389	$415	$279	$2,778

Contractual obligations reflected in the balance sheet:
Long-term debt, including current portion(6)	$9,928	$550	$1,253	$1,100	$—	$1,000	$6,025
Capital leases	161	10	13	12	30	18	78
Total	$10,089	$560	$1,266	$1,112	$30	$1,018	$6,103

(1)	Certain leases require us to pay real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These future costs are not included in the schedule above.

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

(6)
Long-term debt in the table above includes the $3.000 billion of 2013 Senior Notes, $1.075 billion of 2012 Senior Notes, $1.000 billion of 2011 Senior Notes, $3.000 billion of 2010 Senior Notes, $1.250 billion of 2009 Senior Notes, $600 million of 2005 Senior Notes, and certain bank borrowings. The table above excludes the debt discount, the fair value impact of outstanding interest rate swap agreements, and the unamortized gains from terminated interest rate swap agreements. See Notes 8 and 9 to the current period’s condensed consolidated financial statements for additional information regarding the interest rate swap agreements.

DEBT AND CAPITAL
Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of total interest-bearing debt and equity was 38 percent as of July 26, 2013 and 36 percent as of April 26, 2013.

Share Repurchase Program
As part of our focus on returning value to our shareholders, shares are repurchased from time to time. In June 2011 and June 2013, our Board of Directors authorized the repurchase of 75 million and 80 million shares of our common stock, respectively. During the three months ended July 26, 2013, we repurchased approximately 26.1 million shares, at an average price per share of $51.41. As of July 26, 2013, we had approximately 81.2 million shares remaining under the current buyback authorization by our Board of Directors.
Financing Arrangements
We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs. Short-term debt, including the current portion of our long-term debt and capital lease obligations, as of July 26, 2013, was $1.543 billion compared to $910 million as of April 26, 2013. We utilize Senior Notes to meet our long-term financing needs. Long-term debt as of July 26, 2013 was $9.637 billion compared to $9.741 billion as of April 26, 2013. For more information on our financing arrangements, see Note 8 to the current period’s condensed consolidated financial statements.
Credit Arrangements and Debt Ratings
We maintain a commercial paper program that allows us to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of July 26, 2013 and April 26, 2013, outstanding commercial paper totaled $670 million and $125 million, respectively. During the three months ended July 26, 2013, the weighted average original maturity of the commercial paper outstanding was approximately 24 days, and the weighted average interest rate was 0.08 percent. The issuance of commercial paper reduces the amount of credit available under our existing lines of credit.
We have a $2.250 billion Credit Facility dated December 17, 2012 which expires on December 17, 2017. The Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase its borrowing capacity by an additional $750 million at any time during the term of the agreement. As of July 26, 2013 and April 26, 2013, no amounts were outstanding on the committed lines of credit.
At July 26, 2013, our Standard & Poor’s Ratings Services and Moody’s Investors Service ratings remain unchanged compared to those at April 26, 2013 with long-term debt ratings of A+ and A2, respectively, and short-term debt ratings of A-1+ and P-1, respectively. For more information on credit arrangements, see Note 8 to the current period’s condensed consolidated financial statements.
OPERATIONS OUTSIDE OF THE UNITED STATES
The table below illustrates U.S. net sales versus net sales outside the U.S. for the three months ended July 26, 2013 and July 27, 2012:

	Three months ended
(in millions)	July 26, 2013	July 27, 2012
U.S. net sales	$2,196	$2,227
Non-U.S. net sales	1,887	1,781
Total net sales	$4,083	$4,008
For the three months ended July 26, 2013, consolidated net sales outside the U.S. increased 6 percent over the same period of the prior fiscal year. Foreign currency had an unfavorable impact of $55 million on net sales during the three months ended July 26, 2013. Outside the U.S., net sales growth was led by strong growth in Structural Heart, Surgical Technologies, and AF Solutions, and solid growth in CRDM pacing systems, Endovascular, Neuromodulation, and Diabetes, partially offset by unfavorable foreign currency translation and a slight decline in CRDM defibrillation systems.
Net sales outside the U.S. are accompanied by certain financial risks, such as changes in foreign currency exchange rates and collection of receivables, which typically have longer payment terms. We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. However, a significant amount of our outstanding accounts receivable are with national health care systems in many countries. We continue to monitor the economic conditions in many countries outside the U.S. (particularly Italy, Spain, Portugal, and Greece) and the average length of time it takes to collect on our outstanding accounts receivable in these countries. As of July 26, 2013 and April 26, 2013, the aggregate accounts receivable balance for Italy, Spain, Portugal, and Greece, net of allowance for doubtful accounts, was $783 million and $770 million, respectively. We also continue to monitor the creditworthiness of customers located in these and other geographic areas. In the past, accounts receivable balances with certain customers in these countries accumulated over time and were subsequently settled as large lump sum payments. Although we do not currently foresee a significant credit risk associated with a material portion of these receivables, repayment is dependent upon the financial stability of the economies of those countries. For certain Greece distributors, collectability is not reasonably assured for revenue transactions and we defer revenue recognition until all revenue recognition criteria are met. As of July 26, 2013 and April 26, 2013, our remaining deferred revenue balance for certain Greece distributors was $14 million and $21 million, respectively. Outstanding gross receivables from customers outside the U.S. totaled $2.380 billion as of July 26, 2013, or 64 percent of total outstanding accounts receivable, and $2.349 billion as of April 26, 2013, or 61 percent of total outstanding accounts receivable.
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
This Quarterly Report on Form 10-Q, and other written reports and oral statements made by or with the approval of one of the Company’s executive officers from time to time, may include “forward-looking” statements. Forward-looking statements broadly include our current expectations or forecasts of future results. Our forward-looking statements generally relate to our growth and growth strategies, financial results, product development, research and development strategy, regulatory approvals, competitive strengths, restructuring initiatives, intellectual property rights, litigation and tax matters, government investigations, mergers and acquisitions, divestitures, market acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, working capital adequacy, our effective tax rate, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions. One must carefully consider forward-looking statements and understand that such statements may be affected by inaccurate assumptions and may involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems, liquidity, decreasing prices, changes in applicable tax rates, adverse regulatory action, litigation results, self-insurance, commercial insurance, health care policy changes, and international operations, as well as those discussed in the sections entitled “Risk Factors” and “Government Regulation and Other Considerations” in our Annual Report on Form 10-K for the year ended April 26, 2013. Consequently, no forward‑looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.
We undertake no obligation to update any statement we make, but investors are advised to consult all other disclosures by us in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q, and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historical results. In addition, actual results may differ materially from those anticipated due to a number of factors, including, among others, those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 26, 2013. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions.
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
We use operational and economic hedges, as well as currency exchange rate derivative instruments, to manage the impact of currency exchange rate changes on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, we enter into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of the derivative instruments are the Euro and Japanese Yen. Fluctuations in the currency exchange rates of currency exposures that are unhedged, such as in certain emerging markets, may result in future earnings and cash flow volatility. We do not enter into currency exchange rate derivative instruments for speculative purposes.
The gross notional amount of all currency exchange rate derivative instruments outstanding at July 26, 2013 and April 26, 2013 was $6.623 billion and $6.812 billion, respectively. At July 26, 2013, these contracts were in an unrealized gain position of $127 million. A sensitivity analysis of changes in the fair value of all foreign currency exchange rate derivative contracts at July 26, 2013 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $508 million, respectively. Any gains and losses on the fair value of derivative contracts would be generally offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities, fixed-to-floating interest rate swap agreements, and forward starting interest rate swap agreements. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10 basis point change in interest rates, compared to interest rates as of July 26, 2013, indicates that the fair value of these instruments would correspondingly change by $48 million.
We have investments in marketable debt securities that are classified and accounted for as available-for-sale. Our debt securities include U.S. government and agency securities, foreign government and agency securities, corporate debt securities, certificates of deposit, mortgage-backed securities, other asset-backed securities, debt funds, and auction rate securities. For a discussion of current market conditions and the impact on our financial condition and results of operations, please see the “Liquidity and Capital Resources” section of the current period’s management’s discussion and analysis.
For additional discussion of market risk, see Notes 6 and 9 to the current period’s condensed consolidated financial statements.
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
The following table provides information about the shares repurchased by the Company during the first quarter of fiscal year 2014:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
4/27/13-5/24/13	8,803,830	$48.86	8,803,830	18,436,431
5/25/13-6/28/13	9,587,189	52.07	9,587,189	88,849,242
6/29/13-7/26/13	7,659,163	53.53	7,659,163	81,190,079
Total	26,050,182	$51.41	26,050,182	81,190,079
________________________________

(1)
In June 2011 and June 2013, the Company’s Board of Directors authorized the repurchase of 75 million and 80 million shares of the Company’s common stock, respectively. As authorized by the Board of Directors our program expires when its total number of authorized shares has been repurchased.

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

Medtronic, Inc.
(Registrant)

Date:	September 4, 2013	/s/ Omar Ishrak
Omar Ishrak
Chairman and Chief Executive Officer

Date:	September 4, 2013	/s/ Gary L. Ellis
Gary L. Ellis
Senior Vice President and
Chief Financial Officer