Form 10-Q
period 2013-10-25
MEDTRONIC INC
filed 2013-12-03
CIK 64670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 25, 2013
Commission File Number 1-7707

MEDTRONIC, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0793183
(State of incorporation)	(I.R.S. Employer Identification No.)
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
Yes ☐ No ☒
Shares of common stock, $.10 par value, outstanding on November 25, 2013: 998,350,244

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended		Six months ended
	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
	(in millions, except per share data)
Net sales	$4,194	$4,095	$8,277	$8,103

Costs and expenses:
Cost of products sold	1,090	1,020	2,112	1,993
Research and development expense	372	387	732	772
Selling, general, and administrative expense	1,438	1,417	2,854	2,822
Special charges	—	—	40	—
Restructuring charges	—	—	18	—
Certain litigation charges, net	24	245	24	245
Acquisition-related items	—	6	(96)	11
Amortization of intangible assets	88	79	174	159
Other expense, net	33	63	77	102
Interest expense, net	33	24	73	57
Total costs and expenses	3,078	3,241	6,008	6,161

Earnings before income taxes	1,116	854	2,269	1,942

Provision for income taxes	214	208	414	432

Net earnings	$902	$646	$1,855	$1,510

Basic earnings per share	$0.90	$0.63	$1.85	$1.47

Diluted earnings per share	$0.89	$0.63	$1.83	$1.46

Basic weighted average shares outstanding	998.9	1,019.4	1,004.5	1,024.4
Diluted weighted average shares outstanding	1,009.4	1,027.8	1,015.5	1,032.2

Cash dividends declared per common share	$0.2800	$0.2600	$0.5600	$0.5200
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
	(in millions)
Net earnings	$902	$646	$1,855	$1,510

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities, net of tax expense (benefit) of $17, $1, $(37), and $4, respectively	31	1	(64)	7
Translation adjustment	56	89	51	(27)
Net change in retirement obligations, net of tax expense (benefit) of $8, $6, $17, and $19, respectively	15	5	29	35
Unrealized loss on derivatives, net of tax expense (benefit) of $(53), $(36), $(52), and $(16), respectively	(93)	(64)	(91)	(26)

Other comprehensive income (loss)	9	31	(75)	(11)

Comprehensive income	$911	$677	$1,780	$1,499
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 25, 2013	April 26, 2013
	(in millions, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$1,066	$919
Investments	11,518	10,211
Accounts receivable, less allowance of $110 and $98, respectively	3,792	3,727
Inventories	1,825	1,712
Tax assets	602	539
Prepaid expenses and other current assets	680	744

Total current assets	19,483	17,852

Property, plant, and equipment	6,323	6,152
Accumulated depreciation	(3,875)	(3,662)

Property, plant, and equipment, net	2,448	2,490

Goodwill	10,464	10,329
Other intangible assets, net	2,608	2,673
Long-term tax assets	228	232
Other assets	1,237	1,324

Total assets	$36,468	$34,900

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$2,647	$910
Accounts payable	620	681
Accrued compensation	773	1,011
Accrued income taxes	202	88
Deferred tax liabilities	16	16
Other accrued expenses	1,238	1,244

Total current liabilities	5,496	3,950

Long-term debt	9,637	9,741
Long-term accrued compensation and retirement benefits	794	752
Long-term accrued income taxes	1,211	1,168
Long-term deferred tax liabilities	355	340
Other long-term liabilities	231	278

Total liabilities	17,724	16,229

Commitments and contingencies (Notes 3 and 19)

Shareholders’ equity:
Preferred stock— par value $1.00	—	—
Common stock— par value $0.10	100	102
Retained earnings	19,211	19,061
Accumulated other comprehensive loss	(567)	(492)

Total shareholders’ equity	18,744	18,671

Total liabilities and shareholders’ equity	$36,468	$34,900
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended
	October 25, 2013	October 26, 2012
	(in millions)
Operating Activities:
Net earnings	$1,855	$1,510

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	421	396
Amortization of debt discount and issuance costs	4	46
Acquisition-related items	(96)	3
Provision for doubtful accounts	24	26
Deferred income taxes	(19)	52
Stock-based compensation	75	85
Other, net	(12)	—
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(16)	123
Inventories	(111)	(71)
Accounts payable and accrued liabilities	(540)	(126)
Other operating assets and liabilities	413	28
Certain litigation charges, net	24	245
Certain litigation payments	(3)	(91)

Net cash provided by operating activities	2,019	2,226

Investing Activities:
Acquisitions, net of cash acquired	(210)	(23)
Additions to property, plant, and equipment	(196)	(211)
Purchases of investments	(5,719)	(6,642)
Sales and maturities of investments	4,291	5,955
Other investing activities, net	(18)	(6)

Net cash used in investing activities	(1,852)	(927)

Financing Activities:
Acquisition-related contingent consideration	(1)	(15)
Change in short-term borrowings, net	1,546	(525)
Repayment of short-term borrowings (maturities greater than 90 days)	(125)	(650)
Proceeds from short-term borrowings (maturities greater than 90 days)	310	1,950
Payments on long-term debt	(6)	(8)
Dividends to shareholders	(560)	(533)
Issuance of common stock	817	103
Repurchase of common stock	(2,053)	(1,084)
Other financing activities	13	—

Net cash used in financing activities	(59)	(762)

Effect of exchange rate changes on cash and cash equivalents	39	(25)

Net change in cash and cash equivalents	147	512

Cash and cash equivalents at beginning of period	919	1,172

Cash and cash equivalents at end of period	$1,066	$1,684

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$225	$364
Interest	197	164
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
In the first quarter of fiscal 2014, the Company revised the classification of certain outstanding checks previously classified as a reduction of cash and cash equivalents in the prior period condensed consolidated balance sheet to accounts payable and revised the prior period condensed consolidated statement of cash flows for the associated impact. These revisions are considered immaterial.
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
In February 2013, the FASB expanded the disclosure requirements with respect to changes in accumulated other comprehensive income (AOCI). Under this new guidance, companies are required to disclose the amount of income (or loss) reclassified out of AOCI to each respective line item on the statements of earnings where net income is presented. The guidance allows companies to elect whether to disclose the reclassification either in the notes to the financial statements or parenthetically on the face of the financial statements. In the first quarter of fiscal year 2014, the Company prospectively adopted this guidance. The required disclosures are included in Note 18. Since the accounting guidance only impacts disclosure requirements, its adoption did not have a material impact on the Company’s consolidated financial statements.
Not Yet Adopted
In March 2013, the FASB issued amended guidance on a parent company's accounting for the cumulative translation adjustment (CTA) recorded in AOCI associated with a foreign entity. The amendment requires a parent to release into net income the CTA related to its investment in a foreign entity when it either sells a part or all of its investment in, or no longer

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Note 3 – Acquisitions and Acquisition-Related Items
The Company had various acquisitions and other acquisition-related activity during the first two quarters of fiscal years 2014 and 2013. Certain acquisitions were accounted for as business combinations as noted below. In accordance with authoritative guidance on business combination accounting, the assets and liabilities of the company acquired were recorded as of the acquisition date, at their respective fair values, and consolidated. The pro forma impact of these acquisitions was not significant, individually or in the aggregate, to the results of the Company for the three and six months ended October 25, 2013 or October 26, 2012. The results of operations related to each company acquired have been included in the Company's condensed consolidated statements of earnings since the date each company was acquired.
Three and six months ended October 25, 2013
Cardiocom, LLC
On August 7, 2013, the Company acquired Cardiocom, LLC (Cardiocom), a privately held developer and provider of integrated solutions for the management of chronic diseases such as heart failure, diabetes, and hypertension. Cardiocom's products and services include remote monitoring and patient-centered software to enable efficient care coordination and specialized telehealth nurse support. Total consideration for the transaction was approximately $193 million. Based upon the preliminary acquisition valuation, the Company acquired $61 million of customer-related intangible assets with an estimated useful life of 7 years at the time of acquisition and $123 million of goodwill. Acquired goodwill is deductible for tax purposes.
The Company accounted for the acquisition of Cardiocom as a business combination. The purchase price allocation is based on estimates of the fair value of the assets acquired and liabilities assumed. The preliminary purchase price has been allocated as follows:

(in millions)
Current assets	$14
Property, plant, and equipment	7
Intangible assets	61
Goodwill	123
Total assets acquired	205

Current liabilities	12
Total liabilities assumed	12
Net assets acquired	$193
Acquisition-Related Items
During the three months ended October 25, 2013, the Company's acquisition-related items were not significant. During the six months ended October 25, 2013, the Company recorded net income from acquisition-related items of $96 million primarily related to the reduction in the fair value of contingent consideration associated with the Ardian, Inc. (Ardian) acquisition. The Ardian contingent earn-out is based on annual revenue growth through fiscal year 2015, and the reduction in fair value is due to a continued slower commercial ramp in Europe and the extended U.S. regulatory process.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three and six months ended October 26, 2012, the Company recorded net charges from acquisition-related items of $6 million and $11 million, respectively, including income of $2 million and charges of $3 million, respectively, related to the change in fair value of contingent consideration associated with acquisitions subsequent to April 29, 2009. Additionally, during the three and six months ended October 26, 2012, the Company incurred transaction costs of $3 million in connection with the acquisition of China Kanghui Holdings (Kanghui) and $5 million of transaction costs related to the divestiture of the Physio-Control business.
Contingent Consideration
Certain of the Company’s business combinations and purchases of intellectual property involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels or achieving product development targets. For business combinations subsequent to April 24, 2009, a liability is recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration liability is remeasured at each reporting period and the change in fair value recognized as income or expense within acquisition-related items in the condensed consolidated statements of earnings. The Company measures the liability on a recurring basis using Level 3 inputs. See Note 7 for further information regarding fair value measurements.
The fair value of contingent consideration liabilities are measured using projected payment dates, discount rates, probabilities of payment, and projected revenues (for revenue-based considerations). Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. Increases (decreases) in projected revenues, probabilities of payment, discount rates, or projected payment dates may result in higher (lower) fair value measurements. Fluctuations in any of the inputs may result in a significantly lower (higher) fair value measurement.
The recurring Level 3 fair value measurements of contingent consideration liabilities include the following significant unobservable inputs:

($ in millions)	Fair Value at October 25, 2013	Valuation Technique	Unobservable Input	Range
			Discount rate	13% - 24%
Revenue-based payments	$41	Discounted cash flow	Probability of payment	100%
			Projected fiscal year of payment	2014 - 2019
			Discount rate	5.9%
Product development-based payments	$4	Discounted cash flow	Probability of payment	100%
			Projected fiscal year of payment	2017
At October 25, 2013, the estimated maximum amount of undiscounted future contingent consideration that the Company is expected to make associated with all completed business combinations or purchases of intellectual property prior to April 24, 2009 was approximately $199 million. The Company estimates the milestones or other conditions associated with the contingent consideration will be reached in fiscal year 2014 and thereafter.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of contingent consideration associated with acquisitions subsequent to April 24, 2009 as of October 25, 2013 and April 26, 2013 was $45 million and $142 million, respectively. As of October 25, 2013, $36 million was reflected in other long-term liabilities and $9 million was reflected in other accrued expenses in the condensed consolidated balance sheets. As of April 26, 2013, $120 million was reflected in other long-term liabilities and $22 million was reflected in other accrued expenses in the condensed consolidated balance sheets. The portion of the contingent consideration related to the acquisition date fair value has been reported as financing activities in the condensed consolidated statements of cash flows. Amounts paid in excess of the original acquisition date fair value have been reported as operating activities in the condensed consolidated statements of cash flows. The following table provides a reconciliation of the beginning and ending balances of contingent consideration associated with acquisitions subsequent to April 24, 2009:

	Three months ended		Six months ended
(in millions)	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Beginning Balance	$45	$215	$142	$231
Purchase price contingent consideration	—	—	—	5
Contingent consideration payments	—	—	(1)	(26)
Change in fair value of contingent consideration	—	(2)	(96)	3
Ending Balance	$45	$213	$45	$213
Note 4 – Special Charges and Certain Litigation Charges, Net
Special Charges
During the six months ended October 25, 2013, consistent with the Company's commitment to improving the health of people and communities throughout the world, the Company made a $40 million charitable contribution to the Medtronic Foundation, which is a related party non-profit organization.
During the three months ended October 25, 2013 and the three and six months ended October 26, 2012, there were no special charges.
Certain Litigation Charges, Net
The Company classifies material litigation reserves and gains recognized as certain litigation charges, net.
During the three and six months ended October 25, 2013, the Company recorded certain litigation charges, net of $24 million, which includes $12 million related to patent litigation and $12 million related to Other Matters litigation described in Note 19.
During the three and six months ended October 26, 2012, the Company recorded certain litigation charges, net of $245 million related to probable and reasonably estimated damages resulting from patent litigation with Edwards Lifesciences, Inc. See Note 19 for further information.
Note 5 – Restructuring Charges
The fiscal year 2013 initiative was designed to scale back the Company's infrastructure in slower growing areas of the business, while continuing to invest in geographies, businesses, and products where faster growth is anticipated. A number of factors have contributed to ongoing challenging market dynamics, including increased pricing pressure, various governmental austerity measures, and the U.S. medical device excise tax. In the fourth quarter of fiscal year 2013, the Company recorded a $192 million restructuring charge, which consisted of employee termination costs of $150 million, asset write-downs of $13 million, contract termination costs of $18 million, and other related costs of $11 million. Of the $13 million of asset write-downs, $10 million related to inventory write-offs of discontinued product lines and production-related asset impairments, and therefore, was recorded within cost of products sold in the consolidated statements of earnings. In the first quarter of fiscal year 2014, the Company recorded an $18 million restructuring charge, which was the final charge related to the fiscal year 2013 initiative and consisted primarily of contract termination costs of $14 million and other related costs of $4 million.The fiscal year 2013 initiative is scheduled to be substantially complete by the end of the fourth quarter of fiscal year 2014.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the activity related to the fiscal year 2013 initiative is presented below:

(in millions)	Employee Termination Costs	Other Costs	Total
Balance as of April 26, 2013	$147	$23	$170
Restructuring charges	—	18	18
Payments/write-downs	(41)	(17)	(58)
Balance as of July 26, 2013	$106	$24	$130
Payments/write-downs	(22)	(16)	(38)
Balance as of October 25, 2013	$84	$8	$92
Note 6 – Investments
The Company holds investments consisting primarily of marketable debt and equity securities. The carrying amount of cash and cash equivalents approximate fair value due to their short maturities.
Information regarding the Company’s investments at October 25, 2013 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$4,984	$48	$(23)	$5,009
Auction rate securities	114	—	(9)	105
Mortgage-backed securities	1,305	8	(8)	1,305
U.S. government and agency securities	3,512	8	(38)	3,482
Foreign government and agency securities	55	—	—	55
Certificates of deposit	6	—	—	6
Other asset-backed securities	597	2	(1)	598
Debt funds	997	27	(7)	1,017
Marketable equity securities	63	43	—	106
Trading securities:
Exchange-traded funds	50	10	—	60
Cost method, equity method, and other investments	629	—	—	NA
Total	$12,312	$146	$(86)	$11,743

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information regarding the Company’s investments at April 26, 2013 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$4,587	$78	$(4)	$4,661
Auction rate securities	118	—	(15)	103
Mortgage-backed securities	1,050	8	(5)	1,053
U.S. government and agency securities	3,882	17	(1)	3,898
Foreign government and agency securities	38	—	—	38
Certificates of deposit	6	—	—	6
Other asset-backed securities	539	2	—	541
Marketable equity securities	82	75	(2)	155
Trading securities:
Exchange-traded funds	45	5	—	50
Cost method, equity method, and other investments	549	—	—	NA
Total	$10,896	$185	$(27)	$10,505
Information regarding the Company’s condensed consolidated balance sheets presentation at October 25, 2013 and April 26, 2013 is as follows:

	October 25, 2013		April 26, 2013
(in millions)	Investments	Other Assets	Investments	Other Assets
Available-for-sale securities	$11,458	$225	$10,161	$294
Trading securities	60	—	50	—
Cost method, equity method, and other investments	—	629	—	549
Total	$11,518	$854	$10,211	$843

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables show the gross unrealized losses and fair value of the Company’s available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category as of October 25, 2013 and April 26, 2013:

	October 25, 2013
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$1,629	$(20)	$14	$(3)
Auction rate securities	—	—	105	(9)
Mortgage-backed securities	642	(7)	31	(1)
U.S. government and agency securities	1,326	(38)	—	—
Other asset-backed securities	215	(1)	—	—
Debt funds	158	(7)	—	—
Total	$3,970	$(73)	$150	$(13)

	April 26, 2013
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$544	$(1)	$13	$(3)
Auction rate securities	—	—	103	(15)
Mortgage-backed securities	195	(1)	44	(4)
U.S. government and agency securities	291	(1)	—	—
Marketable equity securities	14	(2)	—	—
Total	$1,044	$(5)	$160	$(22)
Activity related to the Company’s investment portfolio is as follows:

	Three months ended
	October 25, 2013		October 26, 2012
(in millions)	Debt (a)	Equity (b)	Debt (a)	Equity (b)
Proceeds from sales	$2,072	$24	$4,019	$41
Gross realized gains	—	15	24	29
Gross realized losses	(1)	—	(3)	—
Impairment losses recognized	—	—	—	(4)

	Six months ended
	October 25, 2013		October 26, 2012
(in millions)	Debt (a)	Equity (b)	Debt (a)	Equity (b)(c)
Proceeds from sales	$4,235	$56	$5,890	$65
Gross realized gains	6	33	41	37
Gross realized losses	(6)	—	(7)	—
Impairment losses recognized	—	—	—	(10)
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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of October 25, 2013 and April 26, 2013, the credit loss portion of other-than-temporary impairments on debt securities was $8 million and $9 million, respectively. The total other-than-temporary impairment losses on available-for-sale debt securities for the three and six months ended October 25, 2013 and October 26, 2012 were not significant.
The October 25, 2013 balance of available-for-sale debt securities, excluding debt funds which have no single maturity date, by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows, assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	October 25, 2013
Due in one year or less	$1,408
Due after one year through five years	6,822
Due after five years through ten years	2,226
Due after ten years	104
Total	$10,560
As of October 25, 2013 and April 26, 2013, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method was $629 million and $549 million, respectively. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.
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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value as of October 25, 2013	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$5,009	$—	$5,000	$9
Auction rate securities	105	—	—	105
Mortgage-backed securities	1,305	—	1,301	4
U.S. government and agency securities	3,482	1,500	1,982	—
Foreign government and agency securities	55	—	55	—
Certificates of deposit	6	—	6	—
Other asset-backed securities	598	—	598	—
Debt funds	1,017	—	1,017	—
Marketable equity securities	106	106	—	—
Exchange-traded funds	60	60	—	—
Derivative assets	242	123	119	—
Total assets	$11,985	$1,789	$10,078	$118

Liabilities:
Derivative liabilities	$135	$131	$4	$—
Contingent consideration associated with acquisitions subsequent to April 24, 2009	45	—	—	45
Total liabilities	$180	$131	$4	$45

	Fair Value as of April 26, 2013	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$4,661	$—	$4,651	$10
Auction rate securities	103	—	—	103
Mortgage-backed securities	1,053	—	1,039	14
U.S. government and agency securities	3,898	1,833	2,065	—
Foreign government and agency securities	38	—	38	—
Certificates of deposit	6	—	6	—
Other asset-backed securities	541	—	541	—
Marketable equity securities	155	155	—	—
Exchange-traded funds	50	50	—	—
Derivative assets	394	213	181	—
Total assets	$10,899	$2,251	$8,521	$127

Liabilities:
Derivative liabilities	$58	$40	$18	$—
Contingent consideration associated with acquisitions subsequent to April 24, 2009	142	—	—	142
Total liabilities	$200	$40	$18	$142
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
The following table represents the range of unobservable inputs utilized in the fair value measurement of auction rate securities classified as Level 3 as of October 25, 2013:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	Discounted cash flow	Years to principal recovery	2 yrs. - 12 yrs. (3 yrs.)
		Illiquidity premium	6%
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the three months ended October 25, 2013 or October 26, 2012. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) for the three and six months ended October 25, 2013 and October 26, 2012:

Three months ended October 25, 2013
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities	Other asset- backed securities
Balance as of July 26, 2013	$132	$10	$107	$15	$—
Total realized losses and other-than-temporary impairment losses included in earnings	(2)	—	(2)	—	—
Total unrealized gains (losses) included in other comprehensive income	1	—	1	—	—
Settlements	(13)	(1)	(1)	(11)	—
Balance as of October 25, 2013	$118	$9	$105	$4	$—

Three months ended October 26, 2012
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities	Other asset- backed securities
Balance as of July 27, 2012	$173	$10	$129	$28	$6
Total unrealized gains (losses) included in other comprehensive income	(1)	—	—	—	(1)
Settlements	(1)	—	—	(1)	—
Balance as of October 26, 2012	$171	$10	$129	$27	$5

Six months ended October 25, 2013
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities	Other asset- backed securities
Balance as of April 26, 2013	$127	$10	$103	$14	$—
Total realized losses and other-than-temporary impairment losses included in earnings	(2)	—	(2)	—	—
Total unrealized gains (losses) included in other comprehensive income	6	—	5	1	—
Settlements	(13)	(1)	(1)	(11)	—
Balance as of October 25, 2013	$118	$9	$105	$4	$—

Six months ended October 26, 2012
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities	Other asset- backed securities
Balance as of April 27, 2012	$172	$10	$127	$29	$6
Total unrealized gains (losses) included in other comprehensive income	1	—	2	—	(1)
Settlements	(2)	—	—	(2)	—
Balance as of October 26, 2012	$171	$10	$129	$27	$5
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
The Company holds investments in equity and other securities that are accounted for using the cost or equity method, which are classified as other assets in the condensed consolidated balance sheets. The aggregate carrying amount of these investments was $629 million as of October 25, 2013 and $549 million as of April 26, 2013. These cost or equity method investments are measured at fair value on a non-recurring basis. The fair value of the Company’s cost or equity method investments is not estimated if there are no identified events or changes in circumstance that may have a significant adverse effect on the fair value of these investments. The Company did not record any impairment charges related to cost method investments during the three and six months ended October 25, 2013 and the three months ended October 26, 2012. During the six months ended

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

October 26, 2012, the Company determined that the fair values of certain cost method investments were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $6 million in impairment charges during the six months ended October 26, 2012, which were recorded in other expense, net in the condensed consolidated statements of earnings. These investments fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are privately-held entities without quoted market prices. To determine the fair value of these investments, the Company used all pertinent financial information that was available related to the entities, including financial statements and market participant valuations from recent and proposed equity offerings.
The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. The aggregate carrying amount of intangible assets, excluding IPR&D, was $2.283 billion as of October 25, 2013 and $2.310 billion as of April 26, 2013. When events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recorded based on the amount by which the carrying value exceeds the fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. The Company did not record any significant intangible asset impairments during the three and six months ended October 25, 2013 or October 26, 2012.
The Company assesses the impairment of goodwill and IPR&D annually in the third quarter and whenever events or changes in circumstances indicate that the carrying amount may be impaired. The aggregate carrying amount of goodwill was $10.464 billion as of October 25, 2013 and $10.329 billion as of April 26, 2013. The aggregate carrying amount of IPR&D was $325 million as of October 25, 2013 and $363 million as of April 26, 2013. The fair value of the Company's goodwill and IPR&D is not estimated if there is no change in events or circumstances that indicate the carrying amount of goodwill or IPR&D may be impaired. The Company did not record any goodwill or IPR&D impairments during the three and six months ended October 25, 2013 or October 26, 2012. However, due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances or other failures to achieve a commercially viable product, and as a result, may record impairment losses in the future.
The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. The Company did not record any significant impairments of property, plant, and equipment during the three and six months ended October 25, 2013 or October 26, 2012.
Financial Instruments Not Measured at Fair Value
The estimated fair value of the Company’s long-term debt, including the short-term portion, as of October 25, 2013 was $10.287 billion compared to a principal value of $9.928 billion, and as of April 26, 2013 was $10.820 billion compared to a principal value of $9.928 billion. Fair value was estimated using quoted market prices for the publicly registered senior notes, classified as Level 1 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.
Note 8 – Financing Arrangements
Commercial Paper
The Company maintains a commercial paper program that allows the Company to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of October 25, 2013 and April 26, 2013, outstanding commercial paper totaled $1.725 billion and $125 million, respectively. During the three and six months ended October 25, 2013, the weighted average original maturity of the commercial paper outstanding was approximately 50 days and 37 days, respectively, and the weighted average interest rate was 0.10 percent and 0.09 percent, respectively. The issuance of commercial paper reduces the amount of credit available under the Company’s existing lines of credit.
Lines of Credit
The Company has a $2.250 billion syndicated credit facility which expires on December 17, 2017 (Credit Facility). The Credit Facility provides the Company with the ability to increase its borrowing capacity by an additional $750 million at any time during the term of the agreement. At each anniversary date of the Credit Facility, but not more than twice prior to the maturity date, the Company can also request a one-year extension of the maturity date. The Credit Facility provides backup funding for

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the commercial paper program. As of October 25, 2013 and April 26, 2013, no amounts were outstanding on the committed lines of credit.
Interest rates are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the credit facilities and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which the Company remains in compliance with as of October 25, 2013.
Bank Borrowings
Bank borrowings consist primarily of borrowings at interest rates considered favorable by management and where natural hedges can be gained for foreign exchange purposes.
Long-Term Debt
Long-term debt consisted of the following:

(in millions, except interest rates)	Maturity by Fiscal Year	Payable as of October 25, 2013	Payable as of April 26, 2013
3.000 percent five-year 2010 senior notes	2015	$1,250	$1,250
4.750 percent ten-year 2005 senior notes	2016	600	600
2.625 percent five-year 2011 senior notes	2016	500	500
1.375 percent five-year 2013 senior notes	2018	1,000	1,000
5.600 percent ten-year 2009 senior notes	2019	400	400
4.450 percent ten-year 2010 senior notes	2020	1,250	1,250
4.125 percent ten-year 2011 senior notes	2021	500	500
3.125 percent ten-year 2012 senior notes	2022	675	675
2.750 percent ten-year 2013 senior notes	2023	1,250	1,250
6.500 percent thirty-year 2009 senior notes	2039	300	300
5.550 percent thirty-year 2010 senior notes	2040	500	500
4.500 percent thirty-year 2012 senior notes	2042	400	400
4.000 percent thirty-year 2013 senior notes	2043	750	750
Interest rate swaps	2015 - 2022	99	181
Deferred gains from interest rate swap terminations	-	35	50
Capital lease obligations	2015 - 2025	145	152
Bank borrowings	2015	3	3
Discount	2018-2043	(20)	(20)
Total Long-Term Debt		$9,637	$9,741
Senior Notes
The Company has outstanding unsecured senior obligations including those indicated as "senior notes" in the long-term debt table above (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remains in compliance with as of October 25, 2013. The Company used the net proceeds from the sale of the Senior Notes primarily for working capital and general corporate uses, which include the repayment of other indebtedness of the Company. For additional information regarding the terms of these agreements, refer to Note 8 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 26, 2013.
As of October 25, 2013, the Company had interest rate swap agreements designated as fair value hedges of certain underlying fixed rate obligations including the Company’s $1.250 billion 3.000 percent 2010 Senior Notes, $600 million 4.750 percent 2005 Senior Notes, $500 million 2.625 percent 2011 Senior Notes, $500 million 4.125 percent 2011 Senior Notes, and $675 million 3.125 percent 2012 Senior Notes. For additional information regarding the interest rate swap agreements, refer to Note 9.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 – Derivatives and Foreign Exchange Risk Management
The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the forward contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of the derivative instruments are the Euro and Japanese Yen. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding at October 25, 2013 and April 26, 2013 was $7.289 billion and $6.812 billion, respectively. The aggregate currency exchange rate gains for the three and six months ended October 25, 2013 were less than $1 million and $3 million, respectively. The aggregate currency exchange rate (losses) for the three and six months ended October 26, 2012 were $(25) million and $(6) million, respectively. These gains (losses) represent the net impact to the condensed consolidated statements of earnings for the exchange rate derivative instruments presented below, as well as the remeasurement gains (losses) on foreign currency denominated assets and liabilities.
The information that follows explains the various types of derivatives and financial instruments used by the Company, how and why the Company uses such instruments, how such instruments are accounted for, and how such instruments impact the Company’s condensed consolidated balance sheets, statements of earnings, and statements of cash flows.
Freestanding Derivative Forward Contracts
Freestanding derivative forward contracts are used to offset the Company’s exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign currency denominated assets and liabilities. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts, not designated as hedging instruments, outstanding as of October 25, 2013 and April 26, 2013, was $2.091 billion and $2.059 billion, respectively.
The amount and location of the (losses) in the condensed consolidated statements of earnings related to derivative instruments, not designated as hedging instruments, for the three and six months ended October 25, 2013 and October 26, 2012 are as follows:

(in millions)		Three months ended
Derivatives Not Designated as Hedging Instruments	Location	October 25, 2013	October 26, 2012
Foreign currency exchange rate contracts	Other expense, net	$(46)	$(67)

(in millions)		Six months ended
Derivatives Not Designated as Hedging Instruments	Location	October 25, 2013	October 26, 2012
Foreign currency exchange rate contracts	Other expense, net	$(17)	$(20)

Cash Flow Hedges
Foreign Currency Exchange Rate Risk
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. No gains or losses relating to ineffectiveness of cash flow hedges were recognized in earnings during the three and six months ended October 25, 2013 or October 26, 2012. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued during the three months and six ended October 25, 2013 or October 26, 2012. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at October 25, 2013 and April 26, 2013, was $5.198 billion and $4.753 billion, respectively, and will mature within the subsequent three-year period.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amount of (losses) gains and location of the (losses) gains in the condensed consolidated statements of earnings and other comprehensive income (OCI) related to foreign currency exchange rate contract derivative instruments designated as cash flow hedges for the three months ended October 25, 2013 and October 26, 2012 are as follows:

Three months ended October 25, 2013
	Gross (Losses) Gains Recognized in OCI on Effective Portion of Derivative	Effective Portion of (Losses) Gains on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$(130)	Other expense, net	$23
		Cost of products sold	(14)
Total	$(130)		$9
Three months ended October 26, 2012
	Gross (Losses) Gains Recognized in OCI on Effective Portion of Derivative	Effective Portion of (Losses) Gains on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$(110)	Other expense, net	$19
		Cost of products sold	3
Total	$(110)		$22
Six months ended October 25, 2013
	Gross (Losses)/Gains Recognized in OCI on Effective Portion of Derivative	Effective Portion of (Losses) Gains on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$(154)	Other expense, net	$55
		Cost of products sold	(29)
Total	$(154)		$26
Six months ended October 26, 2012
	Gross (Losses)/Gains Recognized in OCI on Effective Portion of Derivative	Effective Portion of (Losses) Gains on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$(1)	Other expense, net	$42
		Cost of products sold	1
Total	$(1)		$43
Forecasted Debt Issuance Interest Rate Risk
Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. For forward starting interest rate derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and beginning in the period or periods in which the planned debt issuance occurs, the gain or loss is then reclassified into interest expense, net over the term of the related debt. As of October 25, 2013, the Company had $500 million of fixed pay, forward starting interest rate swaps with a weighted average fixed rate of 2.68 percent in anticipation of planned debt issuances.
During the three and six months ended October 25, 2013, the Company reclassified $2 million and $4 million, respectively, of the effective portion of losses on forward starting interest rate derivative instruments from accumulated other comprehensive loss to interest expense, net. During the three and six months ended October 26, 2012, there were no significant amounts related to the effective portion of gains (losses) on forward starting interest rate derivative instruments reclassified from accumulated other comprehensive loss to interest expense, net.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The market value of outstanding forward starting interest rate swap derivative instruments at October 25, 2013 and April 26, 2013 was an unrealized gain (loss) of $16 million and $(18) million, respectively. These unrealized gains (losses) were recorded in other assets and other long-term liabilities, respectively, with the offsets recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets.
As of October 25, 2013 and April 26, 2013, the Company had $(33) million and $58 million, respectively, in after-tax net unrealized (losses) gains associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $4 million of after-tax net unrealized gains as of October 25, 2013 will be reclassified into the condensed consolidated statements of earnings over the next 12 months.
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
As of both October 25, 2013 and April 26, 2013, the Company had interest rate swaps in gross notional amounts of $2.625 billion designated as fair value hedges of underlying fixed rate obligations. As of October 25, 2013, the Company had interest rate swap agreements designated as fair value hedges of underlying fixed rate obligations including the Company’s $1.250 billion 3.000 percent 2010 Senior Notes, the $600 million 4.750 percent 2005 Senior Notes, the $500 million 2.625 percent 2011 Senior Notes, the $500 million 4.125 percent 2011 Senior Notes, and the $675 million 3.125 percent 2012 Senior Notes. For additional information regarding the terms of the Company’s interest rate swap agreements, refer to Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 26, 2013.
The market value of outstanding interest rate swap agreements was a net $99 million unrealized gain and the market value of the hedged item was a net $99 million unrealized loss at October 25, 2013, which were recorded in other assets and other long-term liabilities with the offsets recorded in long-term debt in the condensed consolidated balance sheet. No hedge ineffectiveness was recorded as a result of these fair value hedges for the three and six months ended October 25, 2013 or October 26, 2012.
During the three and six months ended October 25, 2013 and October 26, 2012, the Company did not have any ineffective fair value hedging instruments. In addition, the Company did not recognize any gains or losses during the three and six months ended October 25, 2013 or October 26, 2012 on firm commitments that no longer qualify as fair value hedges.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance Sheet Presentation
The following table summarizes the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets as of October 25, 2013 and April 26, 2013. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not, and are further segregated by type of contract within those two categories.

October 25, 2013
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$99	Other accrued expenses	$85
Interest rate contracts	Other assets	119	Other long-term liabilities	4
Foreign currency exchange rate contracts	Other assets	24	Other long-term liabilities	45
Total derivatives designated as hedging instruments		$242		$134
Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$—	Other accrued expenses	$1
Total derivatives not designated as hedging instruments		$—		$1

Total derivatives		$242		$135

April 26, 2013
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$150	Other accrued expenses	$34
Interest rate contracts	Other assets	181	Other long-term liabilities	18
Foreign currency exchange rate contracts	Other assets	63	Other long-term liabilities	5
Total derivatives designated as hedging instruments		$394		$57
Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$—	Other accrued expenses	$1
Total derivatives not designated as hedging instruments		$—		$1

Total derivatives		$394		$58

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

October 25, 2013		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) or Posted	Net Amount
Derivative Assets
Foreign currency exchange rate contracts	$123	$(74)	$—	$49
Interest rate contracts	119	(31)	—	88
	$242	$(105)	$—	$137

Derivative Liabilities
Foreign currency exchange rate contracts	$(131)	$101	$—	$(30)
Interest rate contracts	(4)	4	—	—
	$(135)	$105	$—	$(30)
Total	$107	$—	$—	$107

April 26, 2013		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) or Posted	Net Amount
Derivative Assets
Foreign currency exchange rate contracts	$213	$(42)	$(24)	$147
Interest rate contracts	181	(16)	(6)	159
	$394	$(58)	$(30)	$306

Derivative Liabilities
Foreign currency exchange rate contracts	$(40)	$40	$—	$—
Interest rate contracts	(18)	18	—	—
	$(58)	$58	$—	$—
Total	$336	$—	$(30)	$306
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of interest-bearing investments, forward exchange derivative contracts, and trade accounts receivable.
The Company maintains cash and cash equivalents, investments, and certain other financial instruments (including currency exchange rate and interest rate derivative contracts) with various major financial institutions. The Company performs periodic evaluations of the relative credit standings of these financial institutions and limits the amount of credit exposure with any one institution. In addition, the Company has collateral credit agreements with its primary derivatives counterparties. Under these agreements, either party is required to post eligible collateral when the market value of transactions covered by the agreement exceeds specific thresholds, thus limiting credit exposure for both parties. As noted in the above table, as of October 25, 2013 no collateral was received or posted and as of April 26, 2013 collateral was received by its counterparties. The collateral received was recorded in cash and cash equivalents, with the offset recorded in other accrued expenses on the condensed consolidated balance sheets.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Global concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. However, a significant amount of trade receivables are with hospitals that are dependent upon governmental health care systems in many countries. The current economic conditions in many countries outside the U.S. (particularly the economic challenges faced by Italy, Spain, Portugal, and Greece) may continue to increase the average length of time it takes the Company to collect on its outstanding trade receivables in these countries as certain payment patterns have been impacted. As of October 25, 2013 and April 26, 2013, the Company’s aggregate accounts receivable balance for Italy, Spain, Portugal, and Greece, net of the allowance for doubtful accounts, was $757 million and $770 million, respectively. The Company continues to monitor the creditworthiness of customers located in these and other geographic areas. In the past, trade receivable balances with certain customers in these countries have accumulated over time and were subsequently settled as large lump-sum payments. In the first quarter of fiscal year 2013, the Company received a $212 million payment in Spain. Although the Company does not currently foresee a significant credit risk associated with the outstanding accounts receivable, repayment is dependent upon the financial stability of the economies of these countries. For certain Greece customers, collectability is not reasonably assured for revenue transactions and the Company defers revenue recognition until all revenue recognition criteria are met. As of October 25, 2013 and April 26, 2013, the Company's deferred revenue balance for certain Greece customers was $13 million and $21 million, respectively. As of October 25, 2013 and April 26, 2013, no one customer represented more than 10 percent of the Company’s outstanding accounts receivable.
Note 10 – Inventories
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

(in millions)	October 25, 2013	April 26, 2013
Finished goods	$1,236	$1,174
Work in process	264	248
Raw materials	325	290
Total	$1,825	$1,712
Note 11 – Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill for the six months ended October 25, 2013 are as follows:

(in millions)	Cardiac and Vascular Group	Restorative Therapies Group	Diabetes Group	Total
Balance as of April 26, 2013	$2,624	$6,361	$1,344	$10,329
Goodwill as a result of acquisitions	123	—	—	123
Currency adjustment, net	1	11	—	12
Balance as of October 25, 2013	$2,748	$6,372	$1,344	$10,464
Balances of intangible assets, net, excluding goodwill, as of October 25, 2013 and April 26, 2013 are as follows:

(in millions)	Purchased Technology and Patents	Trademarks and Tradenames	Acquired IPR&D	Other	Total
Other intangible assets as of October 25, 2013:
Original cost	$3,921	$408	$325	$190	$4,844
Accumulated amortization	(1,825)	(327)	—	(84)	(2,236)
Carrying value	$2,096	$81	$325	$106	$2,608
Other intangible assets as of April 26, 2013:
Original cost	$3,896	$408	$363	$104	$4,771
Accumulated amortization	(1,702)	(320)	—	(76)	(2,098)
Carrying value	$2,194	$88	$363	$28	$2,673
Amortization expense for the three and six months ended October 25, 2013 was $88 million and $174 million, respectively, and for the three and six months ended October 26, 2012 was $79 million and $159 million, respectively.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets, excluding any possible future amortization associated with acquired IPR&D, which has not met technological feasibility, is as follows:

(in millions) Fiscal Year	Estimated Amortization Expense
Remaining 2014	$174
2015	336
2016	324
2017	302
2018	286
2019	240
Thereafter	621
Total estimated amortization expense	$2,283
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
Changes in the Company’s product warranty obligations during the six months ended October 25, 2013 and October 26, 2012 consisted of the following:

	Six months ended
(in millions)	October 25, 2013	October 26, 2012
Balance at the beginning of the period	$35	$31
Warranty claims provision	18	12
Settlements made	(15)	(10)
Balance at the end of the period	$38	$33
Note 13 – Interest Expense, Net
Interest income and interest expense for the three and six months ended October 25, 2013 and October 26, 2012 are as follows:

	Three months ended		Six months ended
(in millions)	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Interest income	$(62)	$(71)	$(111)	$(127)
Interest expense	95	95	184	184
Interest expense, net	$33	$24	$73	$57
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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 – Income Taxes
The Company’s effective tax rates for the three and six months ended October 25, 2013 were 19.2 percent and 18.2 percent, respectively, compared to 24.4 percent and 22.2 percent for the three and six months ended October 26, 2012, respectively. The changes in the Company’s effective tax rates for the three and six months ended October 25, 2013 were primarily due to the extension of the U.S. federal research and development tax credit on January 2, 2013, the tax impact of special charges, restructuring charges, certain litigation charges, net, and acquisition-related items, the finalization of certain income tax returns, changes to uncertain tax position reserves, and the tax impact of foreign dividend distributions recorded during the three months ended October 26, 2012. During the three months ended October 25, 2013, the Company recorded a $4 million net benefit associated with the finalization of certain income tax returns and changes to uncertain tax position reserves. These tax adjustments are operational in nature and are recorded in the provision for income taxes on the condensed consolidated statement of earnings.
During the six months ended October 25, 2013, the Company’s gross unrecognized tax benefits increased from $1.068 billion to $1.143 billion. In addition, the Company has accrued interest and penalties of $107 million as of October 25, 2013. If all of the Company’s unrecognized tax benefits were recognized, approximately $1.104 billion would impact the Company’s effective tax rate. The Company expects to receive an IRS audit report for fiscal years 2009 through 2011 within the next 12 months. Therefore, the Company has recorded $51 million of the gross unrecognized tax benefit in current accrued income taxes in the condensed consolidated balance sheet as of October 25, 2013 as it expects to make cash payments within the next 12 months. The remaining gross unrecognized tax benefits have been recorded in long-term accrued income taxes in the condensed consolidated balance sheet. The receipt of the IRS audit report for fiscal years 2009 through 2011 could significantly impact the total amount of unrecognized tax benefits, however, at this time the Company is unable to reasonably estimate the potential change.
The Company will continue to recognize interest and penalties related to income tax matters in the provision for income taxes in the condensed consolidated statements of earnings and record the liability in current or long-term accrued income taxes in the condensed consolidated balance sheets, as appropriate.
As of October 25, 2013, there were no changes to significant unresolved matters with the U.S. Internal Revenue Service or foreign tax authorities from what the Company disclosed in its Annual Report on Form 10-K for the year ended April 26, 2013.
Note 15 – Earnings Per Share
Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued, and reduced by the number of shares the Company could have repurchased from the issuance proceeds of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan.
The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
(in millions, except per share data)	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Numerator:
Net earnings	$902	$646	$1,855	$1,510
Denominator:
Basic – weighted average shares outstanding	998.9	1,019.4	1,004.5	1,024.4
Effect of dilutive securities:
Employee stock options	6.8	2.7	6.7	2.1
Employee restricted stock units	3.6	5.6	4.2	5.6
Other	0.1	0.1	0.1	0.1
Diluted – weighted average shares outstanding	1,009.4	1,027.8	1,015.5	1,032.2

Basic earnings per share:	$0.90	$0.63	$1.85	$1.47
Diluted earnings per share:	$0.89	$0.63	$1.83	$1.46

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of weighted average diluted shares outstanding excludes options for approximately 7 million shares of common stock for both the three and six months ended October 25, 2013, and approximately 41 million shares of common stock for both the three and six months ended October 26, 2012, because their effect would be anti-dilutive on the Company’s earnings per share.
Note 16 – Stock-Based Compensation
Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.
The following table presents the components and classification of stock-based compensation expense recognized for the three and six months ended October 25, 2013 and October 26, 2012:

	Three months ended		Six months ended
(in millions)	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Stock options	$13	$16	$20	$27
Restricted stock awards	28	30	48	51
Employee stock purchase plan	3	3	7	7
Total stock-based compensation expense	$44	$49	$75	$85

Cost of products sold	$4	$4	$7	$7
Research and development expense	8	10	14	17
Selling, general, and administrative expense	32	35	54	61
Total stock-based compensation expense	$44	$49	$75	$85

Income tax benefits	(13)	(14)	(21)	(24)

Total stock-based compensation expense, net of tax	$31	$35	$54	$61
Note 17 – Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans (post-retirement benefits), defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the plans includes the following components for the three and six months ended October 25, 2013 and October 26, 2012:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Three months ended		Three months ended		Three months ended
(in millions)	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Service cost	$27	$26	$14	$11	$5	$5
Interest cost	24	23	7	7	3	4
Expected return on plan assets	(35)	(32)	(9)	(8)	(5)	(4)
Amortization of net actuarial loss	21	18	2	2	—	1
Net periodic benefit cost	$37	$35	$14	$12	$3	$6

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Six months ended		Six months ended		Six months ended
(in millions)	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Service cost	$54	$52	$28	$22	$10	$10
Interest cost	48	46	14	14	6	8
Expected return on plan assets	(70)	(64)	(18)	(16)	(10)	(8)
Amortization of net actuarial loss	42	36	4	4	—	2
Net periodic benefit cost	$74	$70	$28	$24	$6	$12

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18 – Accumulated Other Comprehensive Loss
In the first quarter of fiscal year 2014, the Company prospectively adopted guidance issued by the FASB that requires additional disclosure related to the impact of reclassification adjustments out of AOCI on net income. In the second quarter of fiscal year 2014, the Company reclassified cumulative translation of the unrealized gains (losses) on certain foreign exchange rate derivatives held by non-U.S. functional currency entities from CTA to unrealized gain (loss) on derivatives. The Company has applied this change retrospectively in the below table. Changes in AOCI by component are as follows:

(in millions)	Unrealized Gain (Loss) on Available-for-Sale Securities		Cumulative Translation Adjustments (a)	Net Change in Retirement Obligations		Unrealized Gain (Loss) on Derivatives		Total Accumulated Other Comprehensive Loss
Balance as of April 26, 2013, net of tax	$97		$205	$(852)		$58		$(492)
Other comprehensive (loss) income before reclassifications, before tax	(68)		51	—		(121)		(138)
Tax benefit (expense)	25		—	—		45		70
Other comprehensive (loss) income before reclassifications, net of tax	(43)		51	—		(76)		(68)
Reclassifications, before tax	(33)		—	46		(22)		(9)
Tax benefit (expense)	12		—	(17)		7		2
Reclassifications, net of tax	(21)	(b)	—	29	(c)	(15)	(d)	(7)
Other comprehensive (loss) income, net of tax	(64)		51	29		(91)		(75)
Balance as of October 26, 2013, net of tax	$33		$256	$(823)		$(33)		$(567)

(a) Taxes are not provided on CTA as substantially all translation adjustments relate to earnings that are intended to be indefinitely reinvested outside the U.S.
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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Litigation with Wyeth and Cordis Corporation
On February 22, 2008, Wyeth and Cordis Corporation (Cordis) filed a lawsuit against the Company and its subsidiary, Medtronic AVE, Inc., in U.S. District Court for the District of New Jersey, alleging that Medtronic's Endeavor drug-eluting stent infringes three U.S. “Morris” patents alleged to be owned by Wyeth and exclusively licensed to Cordis. On January 19, 2012, the Court found the patent claims asserted against Medtronic to be invalid and entered an Order and Judgment in favor of Medtronic and the other defendants. Wyeth and Cordis have appealed. On June 24, 2013, the Court of Appeals for the Federal Circuit affirmed the District Court's order. The Company is indemnified for the claims made by Wyeth and Cordis. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.
Litigation with Edwards Lifesciences, Inc.
On March 19, 2010, the U.S. District Court for the District of Delaware added Medtronic CoreValve LLC (CoreValve) as a party to litigation pending between Edwards Lifesciences, Inc. (Edwards) and CoreValve, Inc. In the litigation, Edwards asserted that CoreValve’s transcatheter aortic valve replacement product infringed three U.S. “Andersen” patents owned by Edwards. Before trial, the court granted summary judgment to Medtronic as to two of the three patents. Following a trial, on April 1, 2010 a jury found that CoreValve willfully infringed a claim on the remaining “Andersen” patent and awarded total lost profit and royalty damages, as of that time, of $74 million. On November 13, 2012, the Court of Appeals for the Federal Circuit upheld the jury verdict and remanded to the District Court to reconsider issuing an injunction. Medtronic petitioned for certiorari to the United States Supreme Court, but the petition was denied on October 7, 2013. In addition, Edwards recently filed a motion before the Delaware District Court seeking a preliminary injunction to prohibit the U.S. launch of the CoreValve product until the District Court has ruled on its other motion seeking a permanent injunction. Medtronic recorded an expense of $245 million related to probable and reasonably estimated damages for this matter in the second quarter of fiscal year 2013, of which $84 million was paid on February 28, 2013.
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
Edwards has also brought actions in Europe alleging patent infringement. Edwards previously asserted that the CoreValve product infringed an “Andersen” patent in Germany and the United Kingdom, which is a counterpart to the U.S. “Andersen” patents. Courts in both countries found that the CoreValve product does not infringe the European “Andersen” patent and dismissed both cases. On August 30, 2012, Edwards commenced a proceeding in Mannheim, Germany, alleging that Medtronic's CoreValve transcatheter valve infringes three European patents and seeking injunctive and other relief. On June 14, 2013, the Mannheim court dismissed Edwards' case on the merits that Medtronic's CoreValve transcatheter valve infringes the “Cribier” patent. On July 12, 2013, the Mannheim court found that Medtronic's CoreValve transcatheter valve infringes the “Spenser” patent and issued an injunction against Medtronic's sale or use of the CoreValve product in Germany. Medtronic appealed the court's finding of infringement. On August 26, 2013, Edwards posted a 50 million Euro bond, as mandated by the court, to enforce the injunction. On November 14, 2013, the appeals court in Karlsruhe stayed the injunction based on the likelihood that the “Spenser” patent would be found to be invalid. Medtronic is also challenging the validity of the “Spenser” patent with the European Patent Office (EPO). The EPO has scheduled a hearing on March 5-6, 2014 to determine the “Spenser” patent’s validity. A third proceeding is pending, with a trial hearing scheduled for December 20, 2013. The Company has not recorded an expense related to damages in connection with this matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.
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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.
INFUSE Product Liability Litigation
As of November 25, 2013, plaintiffs have filed approximately 700 lawsuits against the Company in the U.S. state and federal courts, reflecting approximately 850 individual personal injury claims from the INFUSE bone graft product. Certain law firms have advised the Company that they may bring a large number of similar claims against the Company in the future. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from these matters.
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
Mirowski
Medtronic is a licensee to the RE 38,119 patent ('119 Patent) and RE 38,897 patent ('897 Patent) owned by Mirowski Family Ventures, LLC (Mirowski) relating to the treatment of hemodynamic dysfunction. Medtronic and Mirowski dispute the application of the '119 and '897 Patents to certain Medtronic cardiac resynchronization products. On December 17, 2007, Medtronic filed an action in U.S. District Court for the District of Delaware seeking a declaration that none of its products infringe any valid claims of either the '119 or '897 Patents. If certain conditions are fulfilled, the '119 and/or '897 Patents are determined to be valid, and the Medtronic products are found to infringe the '119 and/or '897 Patents, Medtronic will be obligated to pay royalties to Mirowski based upon sales of certain cardiac resynchronization therapy-defibrillator (CRT-D) products. On March 30, 2011, the trial court entered a judgment of non-infringement in Medtronic's favor. On September 16, 2012, the Federal Circuit reversed and remanded the trial court's decision for a new trial, based on its holding that the trial court did not properly allocate the burden of proof in the initial proceedings. Medtronic's petition for certiorari to the United States Supreme Court was granted, and on November 5, 2013, the Supreme Court heard oral argument. The Company has not recorded an expense pursuant to U.S. GAAP requirements in connection with this matter because any loss is not probable or reasonably estimable. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.
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
On September 16, 2009, the Company received a subpoena from the Office of Inspector General for the Department of Health and Human Services in the Eastern District of California requesting production of documents relating to the Company's cardiac rhythm medical devices, including revenue, sales, marketing, and promotional documents, documents relating to reimbursement communications to customers pertaining to the devices, documents relating to scientific studies and registries pertaining to the devices, and documents relating to payments or items of value provided to customers. The Company is fully cooperating with this inquiry and has recorded an expense of $9 million, related to probable and reasonably estimated damages, in the second quarter of fiscal year 2014.

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
On August 24, 2011, the Company received a letter from the U.S. Department of Justice (the DOJ) requesting information relating to the Company's practices regarding the replacement of insulin pumps for Medicare beneficiaries. On September 12, 2013, the Company reached a settlement with the DOJ of $3 million, a majority of which was paid on September 18, 2013.
On May 6, 2013, the Company received a letter from the United States Attorney's Office for the District of Minnesota requesting information relating to the Company's compliance with the Trade Agreements Act. The Company is fully cooperating with this inquiry.
Except as described above, the Company has not recorded an expense related to losses in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from these matters.
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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. Net sales and earnings before income taxes by reportable segment are as follows:

	Three months ended		Six months ended
(in millions)	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Cardiac and Vascular Group	$2,199	$2,137	$4,359	$4,252
Restorative Therapies Group	1,602	1,580	3,156	3,109
Diabetes Group	393	378	762	742
Total Net Sales	$4,194	$4,095	$8,277	$8,103

	Three months ended		Six months ended
(in millions)	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Cardiac and Vascular Group	$758	$668	$1,514	$1,406
Restorative Therapies Group	443	444	864	843
Diabetes Group	107	109	182	199
Total Reportable Segments’ Earnings Before Income Taxes	1,308	1,221	2,560	2,448
Special charges	—	—	(40)	—
Restructuring charges	—	—	(18)	—
Certain litigation charges, net	(24)	(245)	(24)	(245)
Acquisition-related items	—	(6)	96	(11)
Interest expense, net	(33)	(24)	(73)	(57)
Corporate	(135)	(92)	(232)	(193)
Earnings Before Income Taxes	$1,116	$854	$2,269	$1,942
The following table presents the Company’s net assets by reportable segment:

(in millions)	October 25, 2013	April 26, 2013
Cardiac and Vascular Group	$7,447	$6,941
Restorative Therapies Group	10,031	10,058
Diabetes Group	1,807	1,857
Total Net Assets of Reportable Segments	19,285	18,856
Short-term borrowings	(2,647)	(910)
Long-term debt	(9,637)	(9,741)
Corporate	11,743	10,466
Total Net Assets	$18,744	$18,671
Geographic information
Net sales to external customers by geography are as follows:

	Three months ended		Six months ended
(in millions)	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
United States	$2,327	$2,289	$4,523	$4,516
Europe and Canada	1,035	970	2,081	1,978
Asia-Pacific	632	655	1,288	1,266
Other Foreign	200	181	385	343
Total Net Sales	$4,194	$4,095	$8,277	$8,103

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic, Inc. and its subsidiaries (Medtronic or the Company). For a full understanding of financial condition and results of operations, you should read this discussion along with management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended April 26, 2013. In addition, you should read this discussion along with our condensed consolidated financial statements and related notes thereto as of October 25, 2013.
Financial Trends
Throughout this management’s discussion and analysis, you will read about transactions or events that materially contribute to or reduce earnings and materially affect financial trends. We refer to these transactions and events as special charges (such as asset impairments), restructuring charges, certain litigation charges, net, acquisition-related items, or certain tax adjustments. These charges, or benefits, result from facts and circumstances that vary in frequency and/or impact operations. While understanding these charges or benefits is important to understanding and evaluating financial trends, other transactions or events may also have a material impact on financial trends. A complete understanding of the special charges, restructuring charges, certain litigation charges, net, acquisition-related items, and certain tax adjustments is necessary in order to estimate the likelihood that such financial trends will continue.
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
In the first quarter of fiscal year 2014, we amended the way in which we evaluate performance and allocate resources for the Diabetes business including separating the Diabetes business from the Restorative Therapies Group. As a result, we began to operate under three reportable segments and three operating segments, the Cardiac and Vascular Group (composed of the CRDM, Coronary, Structural Heart, and Endovascular businesses), the Restorative Therapies Group (composed of the Spine, Neuromodulation, and Surgical Technologies businesses), and the Diabetes Group. See Note 20 to the current period’s condensed consolidated financial statements for additional discussion related to our segment reporting.
Net earnings for the second quarter of fiscal year 2014 were $902 million, or $0.89 per diluted share, as compared to net earnings of $646 million, or $0.63 per diluted share for the same period in the prior fiscal year, representing an increase of 40 percent and 41 percent, respectively. Net earnings for the three months ended October 25, 2013 included after-tax certain litigation charges, net, that decreased net earnings by $17 million ($24 million pre‑tax). Net earnings for the three months ended October 26, 2012 included after-tax certain litigation charges, net and acquisition-related items that decreased net earnings by $241 million ($251 million pre-tax). See further discussion of these items in the “Special Charges, Restructuring Charges, Certain Litigation Charges, Net, and Acquisition-Related Items” section of this management’s discussion and analysis.
Net earnings for the six months ended October 25, 2013 were $1.855 billion, or $1.83 per diluted share, as compared to net earnings of $1.510 billion, or $1.46 per diluted share for the same period in the prior fiscal year, representing an increase of 23 percent and 25 percent, respectively. Net earnings for the six months ended October 25, 2013 included after-tax special charges, restructuring charges, certain litigation charges, net, and acquisition-related items that increased net earnings by an aggregate of $38 million ($14 million pre‑tax). Net earnings for the six months ended October 26, 2012 included after-tax certain litigation charges, net, and acquisition-related items that decreased net earnings by $246 million ($256 million pre-tax). See further discussion of these items in the “Special Charges, Restructuring Charges, Certain Litigation Charges, Net, and Acquisition-Related Items” section of this management’s discussion and analysis.

The table below illustrates net sales by operating segment for the three and six months ended October 25, 2013 and October 26, 2012:

	Three months ended			Six months ended
(dollars in millions)	October 25, 2013	October 26, 2012	% Change	October 25, 2013	October 26, 2012	% Change
Cardiac and Vascular Group	$2,199	$2,137	3%	$4,359	$4,252	3%
Restorative Therapies Group	1,602	1,580	1	3,156	3,109	2
Diabetes Group	393	378	4	762	742	3
Total Net Sales	$4,194	$4,095	2%	$8,277	$8,103	2%
Net sales for the three and six months ended October 25, 2013 were $4.194 billion and $8.277 billion, respectively, an increase of 2 percent over the same periods in the prior fiscal year. Foreign currency translation had an unfavorable impact of $38 million and $93 million on net sales for the three and six months ended October 25, 2013, respectively, when compared to the same periods in the prior fiscal year. The net sales increase for the three and six months ended October 25, 2013 was driven by 3 percent growth in our Cardiac and Vascular Group, 1 percent and 2 percent growth, respectively, in our Restorative Therapies Group, and 4 percent and 3 percent growth, respectively, in our Diabetes Group when compared to the same periods in the prior fiscal year. The Cardiac and Vascular Group’s performance for the three and six months ended October 25, 2013 was primarily a result of strong net sales in AF Solutions, and solid growth in Structural Heart and Endovascular. Solid net sales growth of CRDM defibrillation system products also contributed to growth in the three months ended October 25, 2013. Additionally, the Cardiac and Vascular Group’s performance for the three and six months ended October 25, 2013 was favorably affected by new products and the acquisition of Cardiocom on August 7, 2013, partially offset by pricing pressures. The Restorative Therapies Group’s performance for the three and six months ended October 25, 2013 was favorably impacted by strong net sales in Surgical Technologies and growth in Neuromodulation, partially offset by declines in Spine, primarily driven by BMP (composed of INFUSE bone graft (InductOs in the European Union)) and balloon kyphoplasty (BKP). The Diabetes Group’s performance for the three and six months ended October 25, 2013 was primarily a result of strong net sales in international markets, partially offset by flat and slightly declining net sales in the U.S. for the three and six months ended October 25, 2013 as we awaited U.S. Food and Drug Administration (FDA) approval of the MiniMed 530G system. Approval was obtained late in the second quarter of fiscal year 2014. See our discussion in the “Net Sales” section of this management’s discussion and analysis for more information on the results of our operating segments.
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
In the event there is a special charge, restructuring charge, certain litigation charge, net, and/or acquisition-related items recognized in our operating results, the tax cost or benefit attributable to that item is separately calculated and recorded. Because the effective rate can be significantly impacted by these discrete items that take place in the period, we often refer to our tax rate using both the effective rate and the non-GAAP nominal tax rate. The non-GAAP nominal tax rate is defined as the income tax provision as a percentage of earnings before income taxes, excluding special charges, restructuring charges, certain litigation charges, net, acquisition-related items, and certain tax adjustments. We believe this resulting non-GAAP financial measure provides useful information to investors because it excludes the effect of these discrete items so that investors can compare our recurring results over multiple periods. Investors should consider this non-GAAP measure in addition to, and not as a substitute for, financial performance measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP financial measure may not be the same or similar to measures presented by other companies.
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
The Company’s overall tax rate including the tax impact of special charges, restructuring charges, certain litigation charges, net, and acquisition-related items resulted in an effective tax rate of 19.2 percent and 18.2 percent for the three and six months ended October 25, 2013, respectively. Excluding the impact of the special charges, restructuring charges, and acquisition-related items for the three and six months ended October 25, 2013, our operational and tax strategies have resulted in a non-GAAP nominal tax rate of 19.4 percent, versus the U.S. Federal statutory rate of 35.0 percent. An increase in our nominal tax rate of 1 percent would result in an additional income tax provision for the three and six months ended October 25, 2013 of approximately $11 million and $23 million, respectively. See discussion of our tax rate and the tax adjustments in the “Income Taxes” section of this management’s discussion and analysis.

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
Goodwill is the excess of the purchase price over the fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our condensed consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. Goodwill was $10.464 billion and $10.329 billion as of October 25, 2013 and April 26, 2013, respectively.

Other intangible assets include patents, trademarks, purchased technology, and IPR&D (since April 25, 2009). Intangible assets with a definite life are amortized on a straight-line or accelerated basis, as appropriate, with estimated useful lives ranging from three to 20 years. IPR&D is tested for impairment annually and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. We review other definite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. Our impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future revenue and expense growth rates, selection of appropriate discount rate, asset groupings, and other assumptions and estimates. We use estimates that are consistent with our business plans and a market participant view of the assets being evaluated. Actual results may differ from our estimates due to a number of factors including, among others, changes in competitive conditions, timing of regulatory approval, changes in worldwide economic conditions, and fluctuations in foreign currency exchange rates. These risk factors are discussed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended April 26, 2013. Other intangible assets, net of accumulated amortization, were $2.608 billion and $2.673 billion as of October 25, 2013 and April 26, 2013, respectively.

NEW ACCOUNTING PRONOUNCEMENTS
Information regarding new accounting pronouncements is included in Note 2 to the current period’s condensed consolidated financial statements.
ACQUISITIONS
Three and six months ended October 25, 2013
On August 7, 2013, we acquired Cardiocom, a privately held developer and provider of integrated solutions for the management of chronic diseases such as heart failure, diabetes, and hypertension. Cardiocom's products and services include remote monitoring and patient-centered software to enable efficient care coordination and specialized telehealth nurse support. Total consideration for the transaction was approximately $193 million.
Three and six months ended October 26, 2012
We had no significant acquisitions during the three and six months ended October 26, 2012 that were accounted for as business combinations.
In addition to the acquisition above, we periodically acquire certain tangible and intangible assets from enterprises that do not otherwise qualify for accounting as a business combination. These transactions are largely reflected in the condensed consolidated statements of cash flows as a component of investing activities under other investing activities, net.
NET SALES
The table below illustrates net sales by product line and operating segment for the three and six months ended October 25, 2013 and October 26, 2012:

	Three months ended			Six months ended
(dollars in millions)	October 25, 2013	October 26, 2012	% Change	October 25, 2013	October 26, 2012	% Change
Defibrillation Systems	$713	$689	3%	$1,369	$1,365	—%
Pacing Systems	477	480	(1)	950	943	1
AF and Other	83	58	43	147	112	31
CARDIAC RHYTHM DISEASE MANAGEMENT	1,273	1,227	4	2,466	2,420	2
CORONARY	427	429	—	862	862	—
STRUCTURAL HEART	281	271	4	594	551	8
ENDOVASCULAR	218	210	4	437	419	4
TOTAL CARDIAC AND VASCULAR GROUP	2,199	2,137	3	4,359	4,252	3
Core Spine	636	649	(2)	1,277	1,294	(1)
BMP	110	133	(17)	234	274	(15)
SPINE	746	782	(5)	1,511	1,568	(4)
NEUROMODULATION	479	454	6	907	873	4
SURGICAL TECHNOLOGIES	377	344	10	738	668	10
TOTAL RESTORATIVE THERAPIES GROUP	1,602	1,580	1	3,156	3,109	2
DIABETES GROUP	393	378	4	762	742	3
TOTAL	$4,194	$4,095	2%	$8,277	$8,103	2%
Net sales for the three and six months ended October 25, 2013 were unfavorably impacted by foreign currency translation of $38 million and $93 million, respectively, when compared to the same periods of the prior fiscal year. The primary exchange rate movements that impacted our consolidated net sales growth were the U.S. dollar as compared to the Euro and Japanese Yen. The impact of foreign currency fluctuations on net sales was not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk”, Note 9 to the current period’s condensed consolidated financial statements, and our Annual Report on Form 10-K for the year ended April 26, 2013 for further details on foreign currency instruments and our related risk management strategies.

Cardiac and Vascular Group
The Cardiac and Vascular Group is composed of the CRDM, Coronary, Structural Heart, and Endovascular businesses. The Cardiac and Vascular Group’s products include pacemakers, implantable defibrillators, leads and delivery systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation (AF), information systems for the management of patients with CRDM devices, coronary and peripheral stents and related delivery systems, therapies for uncontrolled hypertension, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group’s net sales for the three and six months ended October 25, 2013 were $2.199 billion and $4.359 billion, an increase of 3 percent over the same periods in the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three and six months ended October 25, 2013 of $26 million and $65 million, respectively, when compared to the same periods in the prior fiscal year. The Cardiac and Vascular Group’s performance for the three and six months ended October 25, 2013 was primarily a result of strong net sales in AF Solutions, and solid growth in Structural Heart and Endovascular. Solid net sales growth of CRDM defibrillation system products also contributed to growth in the three months ended October 25, 2013, while solid performance of our CRDM pacing systems contributed to growth in the six months ended October 25, 2013. Additionally, the Cardiac and Vascular Group’s performance for the three and six months ended October 25, 2013 was favorably affected by new products and the acquisition of Cardiocom on August 7, 2013, partially offset by pricing pressures. See the more detailed discussion of each business’s performance below.
CRDM net sales for the three and six months ended October 25, 2013 were $1.273 billion and $2.466 billion, an increase of 4 percent and 2 percent, respectively, over the same periods in the prior fiscal year. Net sales of our defibrillation system products for the three months ended October 25, 2013 increased primarily due to slight increases in the market growth rates and international market share gains. U.S. hospital inventory increases to more recent historical levels, the continued acceptance of our shock reduction and lead integrity alert technologies, and sales of our recently launched Viva/Brava family of CRT-D devices and Evera family of ICDs also contributed to the growth of our defibrillation system products for the three months ended October 25, 2013. Unfavorable foreign currency translation and continued pricing pressures in certain international markets partially offset this growth. Net sales of our defibrillation system products for the six months ended October 25, 2013 were flat as unfavorable foreign currency translation and pricing pressures in certain international markets offset positive market growth and international market share gains. Worldwide net sales of our pacing system products for the three months ended October 25, 2013 declined slightly primarily due to unfavorable foreign currency and a decline in the U.S. market, although the market continues to show signs of stabilization. For the six months ended October 25, 2013 share gains driven mostly by the launch of our Advisa DR MRI SureScan in the U.S. and Japan in the fourth and second quarter of fiscal year 2013, respectively, drove the increase in net sales of our pacing system products, partially offset by unfavorable foreign currency translation, declines in the U.S. market, and pricing pressures in certain international markets. Worldwide net sales of our AF Solutions products for the three and six months ended October 25, 2013 increased primarily due to the continued global acceptance of the Arctic Front Cardiac CryoAblation Catheter (Arctic Front) system. The acquisition of Cardiocom also contributed to the CRDM net sales growth for the three and six months ended October 25, 2013.
Coronary net sales for the three and six months ended October 25, 2013 were $427 million and $862 million, respectively, flat as compared to the same periods in the prior fiscal year. Our worldwide share gains in drug-eluting stents, driven by the continued strength of our Resolute Integrity drug-eluting coronary stent, were offset by unfavorable foreign currency translation and pricing pressures in the U.S., Western Europe, and India. Resolute Integrity’s deliverability and unique diabetes indication has continued to receive strong customer acceptance. We received U.S. FDA approval for longer lengths of this product in the fourth quarter of fiscal year 2013 and launched small vessel sizes of this product in Japan in the second quarter of fiscal year 2014.
Structural Heart net sales for the three and six months ended October 25, 2013 were $281 million and $594 million, an increase of 4 percent and 8 percent, respectively, over the same periods in the prior fiscal year. The increase in Structural Heart net sales for the three and six months ended October 25, 2013 was primarily driven by strong sales of the CoreValve transcatheter aortic heart valves in Western Europe and of our perfusion system and blood management products in emerging markets. For the three and six months ended October 25, 2013 growth was partially offset by declines in our cardiopulmonary product lines driven principally by a competitor's full reentry into the market last quarter following a supply disruption and by unfavorable foreign currency translation. Pursuant to an injunction, Medtronic was prohibited from commercially marketing or selling the CoreValve product in Germany from August 26, 2013 to November 20, 2013. Accelerated customer demand in Germany during the first quarter of fiscal year 2014 in anticipation of this previously enforced injunction also partially offset growth for the three months ended October 25, 2013. For additional information on this legal action and previous injunction, see Note 19 to the current period’s condensed consolidated financial statements.
Endovascular net sales for the three and six months ended October 25, 2013 were $218 million and $437 million, respectively, an increase of 4 percent over the same periods in the prior fiscal year. The increase in Endovascular net sales for the three and six months ended October 25, 2013 was driven by strong sales of our drug-eluting balloons and Valiant Captivia Thoracic Stent Graft System, as well as the launch of the Endurant II Abdominal Aortic Aneurysm (AAA) Stent Graft System in Japan in the first quarter of fiscal year 2014. For the three and six months ended October 25, 2013, growth was partially offset by unfavorable foreign currency translation and increased competitive and pricing pressures in the U.S, Western Europe, and Japan.
Looking ahead, we expect our Cardiac and Vascular Group could be impacted by the following:

•
Increasing pricing pressures, competition, and fluctuations in foreign currency. We saw less pricing pressure in the first half of fiscal year 2014 with the launch of several new products and believe our new technologies may continue to partially mitigate future pricing pressures.

•	Fluctuations in the U.S. and certain Western Europe market growth rates for our defibrillation and pacing system products.

•
Continued acceptance and future growth from the Evera family of ICDs, which received Conformité Européene (CE) Mark approval in February 2013 and U.S. FDA and Japan PMDA approval in May 2013. The Evera family of ICDs have increased battery longevity, advanced shock reduction technology, and a contoured shape with thin, smooth edges that better fits inside the body.

•
Continued acceptance and future growth from the Viva/Brava family of CRT-D devices and the Attain Performa portfolio of quadripolar leads. The Viva/Brava family of CRT-D devices utilizes a new algorithm, called AdaptivCRT, which improves patients’ response rate to CRT-D therapy by preserving the patients’ normal heart rhythms and continually adapting to individual patient needs. Our Viva/Brava CRT-D devices received CE Mark approval in August 2012 and U.S. FDA approval in May 2013. Paired with Viva/Brava Quad CRT-D, Attain Performa leads provide additional options for physicians to optimize patient therapy. Our Attain Performa left-heart leads received CE Mark approval in March 2013.

•
Continued acceptance and future growth from the Advisa DR MRI SureScan pacing system. The Advisa DR MRI SureScan is our second-generation magnetic resonance imaging (MRI) pacing system and is the first system to combine advanced pacing technology with proven MRI access. The Advisa DR MRI SureScan was launched in Europe during the fourth quarter of fiscal year 2010, in Japan in the second quarter of fiscal year 2013, and in the U.S. in February 2013.

•	Continued and future acceptance of our implantable loop recorders. We plan to launch the Reveal LINQ, our next-generation implantable loop recorder in the fourth quarter of fiscal year 2014.

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

•	Acceptance of Cardiocom's integrated solutions for the management of chronic diseases such as heart failure, diabetes, and hypertension. Cardiocom was acquired in August 2013.

•
Continued acceptance of the Resolute Integrity drug-eluting coronary stent and the Integrity bare metal stent. The Resolute Integrity drug-eluting coronary stent was launched in Japan at the end of August 2012, in the U.S. in February 2012, and in Europe in August 2010. Also, in February 2013, the U.S. FDA approved longer lengths of our Resolute Integrity drug-eluting coronary stent, providing access to a larger portion of the U.S. drug-eluting stent market. We expect approval for longer lengths of our Resolute Integrity drug-eluting coronary stent in Japan during fiscal year 2014 and launched small vessel sizes of this product in Japan in the second quarter of fiscal year 2014. The global stent market continues to experience year-over-year declines, including increasing pricing pressure resulting from government austerity programs and reimbursement cuts in Western Europe and India.

•
Continued and future acceptance of renal denervation therapies. Commercially, we are still in the pre-reimbursement phase in many countries, and will likely remain in that phase until we obtain additional clinical data. Our Symplicity Catheter System, which addresses uncontrolled hypertension through renal denervation, or ablation of the nerves lining the renal arteries, has received CE Mark approval and Australia’s Therapeutic Goods Administration listing, and was approved in Canada by the Therapeutic

Products Directorate in the fourth quarter of fiscal year 2012. We anticipate CE Mark approval for our Symplicity Spyral multi-electrode catheter this fiscal year, which will significantly reduce ablation time. We recently completed patient enrollment in our U.S. pivotal study and remain on track for U.S. approval in late fiscal year 2015. Enrollments in our Symplicity Trial in Japan and in our U.S. Symplicity HTN-4 trial are also underway.

•
Continued acceptance of our CoreValve transcatheter heart valve technologies for the replacement of the aortic valve. The CoreValve System received CE Mark approval and is currently available outside the U.S. The CoreValve 31 millimeter received CE Mark approval in the first quarter of fiscal year 2012. The CoreValve Evolut 23 millimeter valve, which promotes better sealing and provides future recapturability, was launched in Europe in the first quarter of fiscal year 2013. We recently presented results of the CoreValve System U.S. pivotal trial for extreme risk patients; and now expect to receive U.S. FDA approval for extreme risk patients by the end of fiscal year 2014 and in fiscal year 2015 for high risk patients. Additionally, pursuant to an injunction, Medtronic was prohibited from commercially marketing or selling the CoreValve product in Germany from August 26, 2013 to November 20, 2013. Patent litigation is pending in both the U.S. and Germany, including motions for preliminary and permanent injunctions in the U.S. For additional information, see Note 19 to the current period’s condensed consolidated financial statements.

•
Continued worldwide growth of the Valiant Captivia Thoracic Stent Graft System. The Valiant Captivia Thoracic Stent Graft System was launched in the U.S. in the fourth quarter of fiscal year 2012 and in Japan and China in the first quarter of fiscal year 2013. We anticipate U.S. FDA approval of a dissection indication for the Valiant Captivia Thoracic Stent Graft System in the second half of fiscal year 2014.

•
Continued and future acceptance of the Endurant II AAA Stent Graft System. Our Endurant II AAA Stent Graft System was launched in Europe in the third quarter of fiscal year 2012, in the U.S. in the first quarter of fiscal year 2013, and in Japan in the first quarter of fiscal year 2014.

Restorative Therapies Group
The Restorative Therapies Group is composed of the Spine, Neuromodulation, and Surgical Technologies businesses. The Restorative Therapies Group includes products for various areas of the spine, bone graft substitutes, biologic products, trauma, deep brain stimulation (DBS) implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, obsessive-compulsive disorder (OCD), overactive bladder, urinary retention, fecal incontinence and gastroparesis, products to treat conditions of the ear, nose, and throat, and systems that incorporate advanced energy surgical instruments. Additionally, this group manufactures and sells image-guided surgery and intra-operative imaging systems. The Restorative Therapies Group’s net sales for the three and six months ended October 25, 2013 were $1.602 billion and $3.156 billion, an increase of 1 percent and 2 percent, respectively, over the same periods in the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three and six months ended October 25, 2013 of $14 million and $30 million, respectively, compared to the same periods in the prior fiscal year. The Restorative Therapies Group’s performance for the three and six months ended October 25, 2013 was favorably impacted by strong net sales in Surgical Technologies and growth in Neuromodulation, partially offset by declines in Spine, primarily driven by BMP (composed of INFUSE bone graft (InductOs in the European Union)) and BKP. See the more detailed discussion of each business’s performance below.
Spine net sales for the three and six months ended October 25, 2013 were $746 million and $1.511 billion, a decrease of 5 percent and 4 percent, respectively, over the same periods in the prior fiscal year. The decrease in Spine's net sales was primarily driven by a decline in BMP sales of 17 percent and 15 percent for the three and six months ended October 25, 2013, respectively, over the same periods in the prior fiscal year, in addition to unfavorable foreign currency translation. Significant declines in U.S. sales of INFUSE bone graft have continued since the June 2011 articles in The Spine Journal, as further described below. In addition, some surgeons continue to reduce their usage through both patient selection and the use of smaller kits. Core Spine net sales declined 2 percent and 1 percent for the three and six months ended October 25, 2013, respectively, when compared to the same periods in the prior fiscal year primarily due to negative performance in BKP. Net sales in BKP for the three and six months ended October 25, 2013 declined 8 percent and 9 percent, respectively, when compared to the same periods in the prior fiscal year due to competitive pricing pressures and reimbursement challenges with select payers. The decline in BKP for the three and six months ended October 25, 2013 was substantially offset by recent launches of our new products and therapies, including product line extensions to our Vertex platform, BRYAN artificial cervical disc, as well as the continued adoption of Solera and other biologics products. The U.S. Core Spine market continued to decline slightly with flat procedural volumes and positive product mix partially offsetting price declines. Core Spine also benefited from our focus on enabling technologies, including the O-Arm imaging system, StealthStation navigation, and Powerease powered surgical instruments. Our Kanghui orthopedics business in China continues to perform well and offset the revenue from our former joint venture with Shandong Weigao Group Medical Polymer Company Limited for the three and six months ended October 25, 2013.

Neuromodulation net sales for the three and six months ended October 25, 2013 were $479 million and $907 million, an increase of 6 percent and 4 percent, respectively, over the same periods in the prior fiscal year. The increase in net sales for the three and six months ended October 25, 2013 was primarily due to solid global growth of our DBS systems for movement disorders. The U.S. launch of our non-MRI spinal cord stimulation systems also contributed to growth for the three months ended October 25, 2013. We received U.S. FDA approval for our conditionally safe SureScan MRI system earlier than anticipated and transitioned manufacturing in the first quarter of fiscal year 2014 to the SureScan MRI system, resulting in supply constraints which continued through early in the second fiscal quarter of 2014. Growth in sales of our InterStim Therapy for overactive bladder, urinary retention, and bowel incontinence continued in the second quarter of 2014, although at a slower rate as a result of competing new therapies entering the market.
Surgical Technologies net sales for the three and six months ended October 25, 2013 were $377 million and $738 million, respectively, an increase of 10 percent over the same periods in the prior fiscal year. The increase was driven by continued worldwide growth across the portfolio of ENT, Power Systems, and Advanced Energy, partially offset by unfavorable foreign currency translation. Performance included strong sales for the three and six months ended October 25, 2013 of image guided surgery within ENT and cranial and spinal surgical procedures, monitoring, and balanced growth of disposables. Additionally, net sales for the three and six months ended October 25, 2013 were positively impacted by the successful launch in the second half of fiscal year 2013 of the Trivantage EMG tube in Europe and the U.S., and launch of the Indigo high-speed otologic drill in the first quarter of fiscal year 2014.
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

•
Spine sales continue to be negatively affected by the June 2011 articles in The Spine Journal, and by the reaction from inquiries by governmental authorities, relating to our INFUSE bone graft product. The Spine Journal articles suggested that some physicians' peer-reviewed studies may have underreported complications and adverse events associated with INFUSE. These articles did not question the integrity of the data provided by Medtronic to the U.S. FDA for product approval or the disclosure of safety issues on the product's Instructions for Use for approved indications. In August 2011, we provided a grant to Yale University to oversee two independent, systematic reviews of data from completed clinical studies of INFUSE bone graft, as well as data from other Medtronic studies of rhBMP-2, the protein used in INFUSE. The two systematic reviews, which were summarized in articles published in the Annals of Internal Medicine in June 2013, concluded, among other things, that INFUSE is an effective therapy in certain types of spine surgery, and that INFUSE entails a number of risks that should be considered by physicians and patients. Looking ahead, the Company expects continued scientific and clinical research scrutiny focused on the safety and efficacy of INFUSE in real-world, clinical experience. Medtronic remains committed to the safe use of INFUSE bone graft for the approved indications, as supported by the safety data reported to the U.S. FDA.

•	Acceptance of Kanghui's broad portfolio of trauma, spine, and large-joint reconstruction products focused on the growing value segment.

•
Adoption rates of stimulators and leads approved for full-body MRI scans to treat chronic pain in major markets around the world. Our European launch occurred in fiscal year 2013. U.S. FDA approval was received for the SureScan MRI system in the first quarter of fiscal year 2014 and the full launch began in the second quarter of fiscal year 2014. We plan to launch the SureScan MRI system in Japan and Australia in the second half of fiscal year 2014.

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

•
Continued acceptance of InterStim Therapy for the treatment of the symptoms of overactive bladder, urinary retention, and bowel incontinence. We expect increased competition with new therapies entering the market.

•	Continued growth from Advanced Energy products and strategies to focus on its four core markets of orthopedic, spine, breast, and CRDM replacements.

•	Continued acceptance of the Surgical Technologies StealthStation S7 and O-Arm Imaging Systems, including the recent Synergy Spine 2.1 and the O-Arm 3.1.6 releases.

•	Continued acceptance and growth of intraoperative nerve monitoring during surgical procedures utilizing the NIM-Response 3.0.
Diabetes Group
The Diabetes Group products include insulin pumps, CGM systems, insulin pump consumables, and therapy management software. The Diabetes Group’s net sales for the three and six months ended October 25, 2013 were $393 million and $762 million, an increase of 4 percent and 3 percent, respectively, over the same periods in the prior fiscal year. Foreign currency translation had a $2 million favorable impact on net sales for both the three and six months ended October 25, 2013 when compared to the same periods in the prior fiscal year. The Diabetes Group’s performance was primarily the result of 10 percent and 9 percent growth in international markets for the three and six months ended October 25, 2013, respectively, compared to the same periods in the prior fiscal year. Growth in international markets was favorably affected by the continued adoption of the Veo insulin pump with low-glucose suspend and the Enlite CGM sensor. The Enlite sensor has been available in certain international markets since the fourth quarter of fiscal year 2011. The Diabetes Group's performance in the U.S. was flat for the three months ended October 25, 2013 and declined 2 percent for the six months ended October 25, 2013 as we awaited U.S. FDA approval of the MiniMed 530G system. Approval was obtained late in the second quarter of fiscal year 2014. As some customers plan to upgrade to this new technology in the U.S., we have deferred revenue of $27 million as of October 25, 2013, including $11 million and $6 million, net in the first and second quarters of fiscal year 2014, respectively. We expect to upgrade the majority of these customers in the second half of fiscal year 2014.
Looking ahead, we expect our Diabetes Group could be impacted by the following:

•	Increasing competitive and pricing pressures and fluctuations in foreign currency.

•	Changes in medical reimbursement policies and programs. Continued acceptance and improved reimbursement of CGM technologies.

•	Continued acceptance from both physicians and patients of insulin-pump and CGM therapy.

•
Continued and future growth of the MiniMed 530G system, available in the U.S., which includes the insulin pump and Enlite sensor. This is the first system in the U.S. that assists in protecting against the risk of hypoglycemia by automatically suspending insulin delivery when glucose falls below a specified threshold.

•
We are working with the U.S. FDA to address its questions on the Diabetes quality system, resulting from its recent audit. This warning letter may limit our ability to launch certain new products in the U.S. until it is resolved.

•	Acceptance and future growth from our next-generation pump system the MiniMed 640G. We expect to receive CE Mark of the MiniMed 640G pump system by the end of this fiscal year.

COSTS AND EXPENSES
The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended		Six months ended
	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Cost of products sold	26.0%	24.9%	25.5%	24.6%
Research and development expense	8.9	9.5	8.8	9.5
Selling, general, and administrative expense	34.3	34.6	34.5	34.8
Special charges	—	—	0.5	—
Restructuring charges	—	—	0.2	—
Certain litigation charges, net	0.6	6.0	0.3	3.0
Acquisition-related items	—	0.1	(1.2)	0.1
Amortization of intangible assets	2.1	1.9	2.1	2.0
Other expense, net	0.8	1.5	0.9	1.3
Interest expense, net	0.8	0.6	0.9	0.7
Cost of Products Sold
Cost of products sold as a percent of net sales was higher than our historical levels and increased 1.1 percentage points and 0.9 of a percentage point for the three and six months ended October 25, 2013, respectively. Cost of products sold as a percent of net sales in the three and six months ended October 25, 2013 was negatively impacted primarily by unfavorable foreign currency, additional spending to address quality issues in the Neuromodulation business and Diabetes Group, and incremental scrap and obsolescence relating to new product launches. The additional spending to address quality issues is expected to continue for the remainder of fiscal year 2014. However, our cost of materials was flat year-over-year for both periods. We continue to mitigate pricing pressure through our five-year $1.2 billion cost of products sold reduction program.
Research and Development
We have continued to invest in new technologies to drive future growth. Research and development expense for the three and six months ended October 25, 2013 was $372 million and $732 million, respectively. For the three and six months ended October 25, 2013, research and development expense as a percent of net sales decreased 0.6 of a percentage point and 0.7 of a percentage point, respectively, as compared to the same periods of the prior fiscal year. The decrease for the three and six months ended October 25, 2013 was driven by a shift in research and development resources to investment in product support to enhance our quality systems in the Neuromodulation business and Diabetes Group, which is expected to continue for the remainder of fiscal year 2014.
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
Selling, General, and Administrative
Selling, general, and administrative expense for the three and six months ended October 25, 2013 was $1.438 billion and $2.854 billion, respectively. For the three and six months ended October 25, 2013, selling, general, and administrative expense as a percent of net sales decreased 0.3 of a percentage point, as compared to the same periods of the prior fiscal year. For the three and six months ended October 25, 2013, selling, general, and administrative expense as a percent of net sales was positively impacted by our continued focus on several initiatives to leverage our expenses while continuing to invest in new product launches and investing in our sales force in faster growing businesses, products, and geographies. The positive impact for the three and six months ended October 25, 2013 was slightly offset by unfavorable foreign currency.

Special Charges, Restructuring Charges, Certain Litigation Charges, Net, and Acquisition-Related Items
Special charges, restructuring charges, and acquisition-related items for the three and six months ended October 25, 2013 and October 26, 2012 were as follows:

	Three months ended		Six months ended
(in millions)	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Special charges	$—	$—	$40	$—
Restructuring charges	—	—	18	—
Certain litigation charges, net	24	245	24	245
Acquisition-related items	—	6	(96)	11
Net tax impact of special charges, restructuring charges, certain litigation charges, net and acquisition-related items	(7)	(10)	(24)	(10)
Total special charges, restructuring charges, certain litigation charges, net and acquisition-related items, net of tax	$17	$241	$(38)	$246
Special Charges
During the six months ended October 25, 2013, consistent with the Company's commitment to improving the health of people and communities throughout the world, the Company made a $40 million charitable contribution to the Medtronic Foundation, which is a related party non-profit organization.
During the three months ended October 25, 2013 and the three and six months ended October 26, 2012, there were no special charges.
Restructuring Charges
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
During the three months ended October 25, 2013 and the three and six months ended October 26, 2012, we did not incur any restructuring charges.
Certain Litigation Charges, Net
We classify material litigation reserves and gains recognized as certain litigation charges, net. During the three and six months ended October 25, 2013, the Company recorded certain litigation charges, net of $24 million, which includes $12 million related to patent litigation and $12 million related to Other Matters litigation described in Note 19.
During the three and six months ended October 26, 2012, the Company recorded certain litigation charges, net of $245 million related to probable and reasonably estimated damages resulting from patent litigation with Edwards Lifesciences, Inc. See Note 19 for further information.
Acquisition-Related Items
During the three months ended October 25, 2013, our acquisition-related items were not significant.

During the three months ended October 26, 2012, we recorded net charges from acquisition-related items of $6 million. In connection with the acquisition of Kanghui, we recorded transactions costs of $3 million. Additionally, we recorded $5 million of transaction costs related to the divestiture of the Physio-Control business and income of $2 million related to the change in fair value of contingent consideration liabilities associated with acquisitions subsequent to April 29, 2009.
During the six months ended October 25, 2013, we recorded net income from acquisition-related items of $96 million primarily related to the reduction in the fair value of contingent consideration associated with the Ardian acquisition. The Ardian contingent earn-out is based on annual revenue growth through fiscal year 2015, and the reduction in fair value is due to a continued slower commercial ramp in Europe and the extended U.S. regulatory process.
During the six months ended October 26, 2012, we recorded net charges from acquisition-related items of $11 million. In connection with the acquisition of Kanghui, we recorded transactions costs of $3 million. Additionally, we recorded $5 million of transaction costs related to the divestiture of the Physio-Control business and net charges of $3 million related to the change in fair value of contingent consideration liabilities associated with acquisitions subsequent to April 29, 2009.
Amortization of Intangible Assets
Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets consisting of patents, trademarks, tradenames, purchased technology, and other intangible assets. For the three and six months ended October 25, 2013, amortization expense was $88 million and $174 million, respectively, as compared to $79 million and $159 million, respectively, for the same periods of the prior fiscal year. For the three and six months ended October 25, 2013, the increases in amortization expense over the same periods in the prior fiscal year of $9 million and $15 million, respectively, were primarily due to the third quarter fiscal year 2013 acquisition of Kanghui and the second quarter fiscal year 2013 acquisition of Cardiocom, partially offset by reduced ongoing amortization expense from certain intangible assets that became fully amortized.
Other Expense, Net
Other expense, net includes royalty income and expense, realized equity security gains and losses, realized foreign currency transaction and derivative gains and losses, impairment charges on equity securities, the Puerto Rico excise tax, and the U.S. medical device excise tax. For the three and six months ended October 25, 2013, other expense, net was $33 million and $77 million, respectively, as compared to $63 million and $102 million, respectively, for the same periods in the prior fiscal year. For the three and six months ended October 25, 2013, the net expense decreased $30 million and $25 million, respectively, primarily due the impact of foreign currency gains and losses and income from a license related to our Endovascular business, partially offset by the impact of the U.S. medical device excise tax that went into effect January 1, 2013. The decrease for the six months ended October 25, 2013, was also driven by gains on certain available-for-sale marketable equity securities compared to the same period in the prior fiscal year. For the three and six months ended October 25, 2013, total foreign currency gains recorded in other expense, net were $15 million and $32 million, respectively, compared to losses of $27 million and $7 million, respectively, in the same periods in the prior fiscal year.
Interest Expense, Net
Interest expense, net includes interest earned on our cash, cash equivalents, and investments, interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt discounts, the net realized and unrealized gain or loss on trading securities, ineffectiveness on interest rate derivative instruments, and the net realized gain or loss on the sale or impairment of available-for-sale debt securities. For the three and six months ended October 25, 2013, we had interest expense, net of $33 million and $73 million, respectively, as compared to $24 million and $57 million, respectively, for the same periods of the prior fiscal year. The increase in interest expense, net during the three and six months ended October 25, 2013 was primarily the result of decreased interest income from gains on available-for-sale debt securities that were realized during the three and six months ended October 26, 2012 compared to the same periods of the current fiscal year.

INCOME TAXES

	Three months ended		Six months ended
(dollars in millions)	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
Provision for income taxes	$214	$208	$414	$432
Effective tax rate	19.2%	24.4%	18.2%	22.2%
Net tax impact of special charges, restructuring charges, certain litigation charges, net, and acquisition-related items	0.2	(4.7)	1.2	(2.1)
Non-GAAP nominal tax rate(1)	19.4%	19.7%	19.4%	20.1%

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

Our effective tax rates for the three and six months ended October 25, 2013 were 19.2 percent and 18.2 percent, respectively, compared to 24.4 percent and 22.2 percent for the three and six months ended October 26, 2012. The changes in our effective tax rates for the three and six months ended October 25, 2013 were primarily due to the extension of the U.S. federal research and development tax credit on January 2, 2013, the tax impact of special charges, restructuring charges, certain litigation charges, net, and acquisition-related items, the finalization of certain income tax returns, changes to uncertain tax position reserves, and the tax impact of foreign dividend distributions recorded during the three months ended October 26, 2012.
Our non-GAAP nominal tax rate for the three and six months ended October 25, 2013 was 19.4 percent, compared to 19.7 percent and 20.1 percent, respectively, for the three and six months ended October 26, 2012. The changes in our non-GAAP nominal tax rates were primarily due to the extension of the U.S. federal research and development tax credit on January 2, 2013, the finalization of certain income tax returns, changes to uncertain tax position reserves, and the tax impact of foreign dividend distributions recorded during the three months ended October 26, 2012.
As of October 25, 2013, there were no changes to significant unresolved matters with the U.S. Internal Revenue Service or foreign tax authorities from what we disclosed in our Annual Report on Form 10-K for the year ended April 26, 2013.
See Note 14 to the condensed consolidated financial statements for additional information.
LIQUIDITY AND CAPITAL RESOURCES

(dollars in millions)	October 25, 2013	April 26, 2013
Working capital	$13,987	$13,902
Current ratio*	3.5:1.0	4.5:1.0
Cash, cash equivalents, and current investments	$12,584	$11,130
Less: Short-term borrowings and long-term debt	$12,284	$10,651
Net cash position**	$300	$479

*	Current ratio is the ratio of current assets to current liabilities.
**
Net cash position is the sum of cash, cash equivalents, and current investments less short-term borrowings and long-term debt and excludes non-current investments that are not considered readily available to fund current operations.

As of October 25, 2013, we believe our strong balance sheet and liquidity provide us with flexibility for the future. We believe our existing cash and investments, as well as our $2.250 billion syndicated credit facility and related commercial paper program ($1.725 billion of commercial paper outstanding as of October 25, 2013), will satisfy our foreseeable working capital requirements for at least the next 12 months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions. We also generally expect to refinance current maturities of long-term debt. At October 25, 2013, our Standard & Poor’s Ratings Services and Moody’s Investors Service ratings remain unchanged as compared to those ratings at April 26, 2013 with long-term debt ratings of A+ and A2, respectively, and short-term debt ratings of A-1+ and P-1, respectively.
Our net cash position as of October 25, 2013, as defined above, decreased by $179 million as compared to April 26, 2013.

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
A significant amount of our earnings occur outside the U.S., and are indefinitely reinvested in non-U.S. subsidiaries, resulting in a majority of our cash, cash equivalents, and investments being held by such non-U.S. subsidiaries. As of October 25, 2013 and April 26, 2013, approximately $12.504 billion and $10.930 billion, respectively, of cash, cash equivalents, and investments in marketable debt and equity securities were held by our non-U.S. subsidiaries. These funds are available for use by our non-U.S. operations. We continue to be focused on goals to grow our business through increased globalization of the Company, as demonstrated by the fiscal year 2013 acquisition of Kanghui, with emerging markets continuing to be a significant driver of potential growth. However, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would generally be subject to U.S. tax. As a result, we continue to accumulate earnings overseas for investment in operations outside the U.S. and to use cash generated from U.S. operations as well as short- and long-term borrowings to meet our U.S. cash needs. Should we require more capital in the U.S. than is generated by our U.S. operations, we could elect to repatriate earnings from our non-U.S. subsidiaries or raise additional capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or other dilution of our earnings.
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
For the three months ended October 25, 2013, the total other-than-temporary impairment losses on available-for-sale debt securities were not significant. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recorded all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. However, as of October 25, 2013, we have $86 million of gross unrealized losses on our aggregate short-term and long-term available-for-sale debt securities of $11.577 billion; if market conditions deteriorate, some of these holdings may experience other-than-temporary impairment in the future which could have a material impact on our financial results. Management is required to use estimates and assumptions in its valuation of our investments, which requires a high degree of judgment, and therefore, actual results could differ materially from those estimates. See Note 7 to the current period’s condensed consolidated financial statements for additional information regarding fair value measurements.
SUMMARY OF CASH FLOWS

	Six months ended
(in millions)	October 25, 2013	October 26, 2012
Cash provided by (used in):
Operating activities	$2,019	$2,226
Investing activities	(1,852)	(927)
Financing activities	(59)	(762)
Effect of exchange rate changes on cash and cash equivalents	39	(25)
Net change in cash and cash equivalents	$147	$512
Operating Activities
Our net cash provided by operating activities was $2.019 billion for the six months ended October 25, 2013 compared to $2.226 billion for the six months ended October 26, 2012. The $207 million decrease in net cash provided by operating activities was primarily attributable to a higher level of payments for compensation and incentives and slightly higher level of accounts receivable outside the U.S. during the six months ended October 25, 2013, compared to the six months ended October 26, 2012, partially offset by an increase in accrued income taxes due to the timing of certain tax payments during fiscal year 2014 as compared to the prior fiscal year.

Investing Activities
Our net cash used in investing activities was $1.852 billion for the six months ended October 25, 2013 compared to $927 million for the six months ended October 26, 2012. The $925 million increase in net cash used in investing activities during the six months ended October 25, 2013 was primarily attributable to increased net purchases of marketable securities compared to the same period in the prior fiscal year and cash used in the acquisition of Cardiocom.
Financing Activities
Our net cash used in financing activities was $59 million for the six months ended October 25, 2013 compared to $762 million for the six months ended October 26, 2012. The $703 million decrease in net cash used in financing activities was primarily attributable to $958 million of increased levels of net borrowings, partially offset by an increase in common stock repurchases net of issuances of common stock.
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

We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, or cash flows. Presented below is a summary of contractual obligations and other minimum commercial commitments as of October 25, 2013. See Note 8 to the current period’s condensed consolidated financial statements for additional information regarding long-term debt. Additionally, see Note 14 to the current period’s condensed consolidated financial statements for additional information regarding accrued income tax obligations, which are not reflected in the table below.

	Maturity by Fiscal Year
(in millions)	Total	Remaining 2014	2015	2016	2017	2018	Thereafter
Contractual obligations related to off-balance sheet arrangements:
Operating leases(1)	$293	$63	$88	$61	$33	$16	$32
Inventory purchases(2)	119	48	50	15	—	—	6
Commitments to fund minority investments/contingent acquisition consideration(3)	304	11	100	14	102	—	77
Interest payments(4)	4,189	367	342	290	277	263	2,650
Other(5)	195	67	63	29	14	3	19
Total	$5,100	$556	$643	$409	$426	$282	$2,784

Contractual obligations reflected in the balance sheet:
Long-term debt, including current portion(6)	$9,928	$550	$1,253	$1,100	$—	$1,000	$6,025
Capital leases	156	6	13	12	30	18	77
Total	$10,084	$556	$1,266	$1,112	$30	$1,018	$6,102

(1)	Certain leases require us to pay real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These future costs are not included in the schedule above.

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

DEBT AND CAPITAL
Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of total interest-bearing debt and equity was 40 percent as of October 25, 2013 and 36 percent as of April 26, 2013.
Share Repurchase Program
As part of our focus on returning value to our shareholders, shares are repurchased from time to time. In June 2011 and June 2013, our Board of Directors authorized the repurchase of 75 million and 80 million shares of our common stock, respectively. During the three and six months ended October 25, 2013, we repurchased approximately 13.3 million and 39.4 million shares, respectively, at an average price per share of $53.47 and $52.11, respectively. As of October 25, 2013, we had approximately 67.9 million shares remaining under the current buyback authorization by our Board of Directors.

Financing Arrangements
We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs. Short-term debt, including the current portion of our long-term debt and capital lease obligations, as of October 25, 2013, was $2.647 billion compared to $910 million as of April 26, 2013. We utilize Senior Notes to meet our long-term financing needs. Long-term debt as of October 25, 2013 was $9.637 billion compared to $9.741 billion as of April 26, 2013. For more information on our financing arrangements, see Note 8 to the current period’s condensed consolidated financial statements.
Credit Arrangements and Debt Ratings
We maintain a commercial paper program that allows us to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of October 25, 2013 and April 26, 2013, outstanding commercial paper totaled $1.725 billion and $125 million, respectively. During the three and six months ended October 25, 2013, the weighted average original maturity of the commercial paper outstanding was approximately 50 days and 37 days, respectively, and the weighted average interest rate was 0.10 percent and 0.09 percent, respectively. The issuance of commercial paper reduces the amount of credit available under our existing lines of credit.
We have a $2.250 billion Credit Facility dated December 17, 2012 which expires on December 17, 2017. The Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase its borrowing capacity by an additional $750 million at any time during the term of the agreement. As of October 25, 2013 and April 26, 2013, no amounts were outstanding on the committed lines of credit.
At October 25, 2013, our Standard & Poor’s Ratings Services and Moody’s Investors Service ratings remain unchanged compared to those at April 26, 2013 with long-term debt ratings of A+ and A2, respectively, and short-term debt ratings of A-1+ and P-1, respectively. For more information on credit arrangements, see Note 8 to the current period’s condensed consolidated financial statements.
OPERATIONS OUTSIDE OF THE UNITED STATES
The table below illustrates U.S. net sales versus net sales outside the U.S. for the three and six months ended October 25, 2013 and October 26, 2012:

	Three months ended		Six months ended
(in millions)	October 25, 2013	October 26, 2012	October 25, 2013	October 26, 2012
U.S. net sales	$2,327	$2,289	$4,523	$4,516
Non-U.S. net sales	1,867	1,806	3,754	3,587
Total net sales	$4,194	$4,095	$8,277	$8,103
For the three and six months ended October 25, 2013, consolidated net sales outside the U.S. increased 3 percent and 5 percent, respectively, over the same periods in the prior fiscal year. Foreign currency had an unfavorable impact of $38 million and $93 million on net sales during the three and six months ended October 25, 2013, respectively. For the three and six months ended October 25, 2013, net sales growth outside the U.S. was led by strong growth in Surgical Technologies, Neuromodulation, Diabetes, and AF Solutions, and solid growth in CRDM defibrillation systems, Structural Heart, and Endovascular, partially offset by unfavorable foreign currency translation and a slight decline in Core Spine.
Net sales outside the U.S. are accompanied by certain financial risks, such as changes in foreign currency exchange rates and collection of receivables, which typically have longer payment terms. We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. However, a significant amount of our outstanding accounts receivable are with national health care systems in many countries. We continue to monitor the economic conditions in many countries outside the U.S. (particularly Italy, Spain, Portugal, and Greece) and the average length of time it takes to collect on our outstanding accounts receivable in these countries. As of October 25, 2013 and April 26, 2013, the aggregate accounts receivable balance for Italy, Spain, Portugal, and Greece, net of allowance for doubtful accounts, was $757 million and $770 million, respectively. We also continue to monitor the creditworthiness of customers located in these and other geographic areas. In the past, accounts receivable balances with certain customers in these countries accumulated over time and were subsequently settled as large lump sum payments. Although we do not currently foresee a significant credit risk associated with a material portion of these receivables, repayment is dependent upon the financial stability of the economies of those countries. For certain Greece distributors, collectability is not reasonably assured for revenue transactions and we defer revenue recognition until all revenue recognition criteria are met. As of October 25, 2013 and April 26, 2013, our remaining deferred revenue balance for certain Greece distributors was $13 million and $21 million, respectively. Outstanding gross receivables from customers outside the U.S. totaled $2.466 billion as of October 25, 2013, or 63 percent of total outstanding accounts receivable, and $2.349 billion as of April 26, 2013, or 61 percent of total outstanding accounts receivable.

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
The gross notional amount of all currency exchange rate derivative instruments outstanding at October 25, 2013 and April 26, 2013 was $7.289 billion and $6.812 billion, respectively. At October 25, 2013, these contracts were in an unrealized loss position of $8 million. A sensitivity analysis of changes in the fair value of all foreign currency exchange rate derivative contracts at October 25, 2013 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $563 million. Any gains and losses on the fair value of derivative contracts would be generally offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities, fixed-to-floating interest rate swap agreements, and forward starting interest rate swap agreements. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10 basis point change in interest rates, compared to interest rates as of October 25, 2013, indicates that the fair value of these instruments would correspondingly change by $61 million.
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
The following table provides information about the shares repurchased by the Company during the second quarter of fiscal year 2014:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
7/27/2013-8/23/2013	6,311,246	$54.20	6,311,246	74,878,833
8/24/2013-9/27/2013	5,162,900	52.50	5,162,900	69,715,933
9/28/2013-10/25/2013	1,862,658	53.69	1,862,658	67,853,275
Total	13,336,804	$53.47	13,336,804	67,853,275
________________________________

(1)
In June 2011 and June 2013, the Company’s Board of Directors authorized the repurchase of 75 million and 80 million shares of the Company’s common stock, respectively. As authorized by the Board of Directors our program expires when its total number of authorized shares has been repurchased.

Item 6. Exhibits

(a)	Exhibits
	3.1	Medtronic, Inc. Amended and Restated Articles of Incorporation incorporated herein by reference to the cited exhibit in our Current Report on Form 8-K, filed with the Commission on October 23, 2013.
	12.1	Medtronic, Inc. Computation of Ratio of Earnings to Fixed Charges.
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document
	101.LAB	XBRL Label Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Medtronic, Inc.
(Registrant)

Date:	December 3, 2013	/s/ Omar Ishrak
Omar Ishrak
Chairman and Chief Executive Officer

Date:	December 3, 2013	/s/ Gary L. Ellis
Gary L. Ellis
Senior Vice President and
Chief Financial Officer