Form 10-Q
period 2014-01-24
MEDTRONIC INC
filed 2014-03-03
CIK 64670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 24, 2014
Commission File Number 1-7707

MEDTRONIC, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0793183
(State of incorporation)	(I.R.S. Employer Identification No.)
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
Yes ☐ No ☒
Shares of common stock, $.10 par value, outstanding on February 25, 2014: 1,000,814,792

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended		Nine months ended
	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
	(in millions, except per share data)
Net sales	$4,163	$4,027	$12,440	$12,130

Costs and expenses:
Cost of products sold	1,050	999	3,162	2,992
Research and development expense	360	376	1,092	1,148
Selling, general, and administrative expense	1,454	1,401	4,308	4,223
Special charges	—	—	40	—
Restructuring (credits) charges, net	(15)	—	3	—
Certain litigation charges, net	—	—	24	245
Acquisition-related items	200	(55)	104	(44)
Amortization of intangible assets	89	88	263	247
Other expense, net	45	17	122	119
Interest expense, net	25	46	98	103
Total costs and expenses	3,208	2,872	9,216	9,033

Earnings before income taxes	955	1,155	3,224	3,097

Provision for income taxes	193	167	607	599

Net earnings	$762	$988	$2,617	$2,498

Basic earnings per share	$0.76	$0.98	$2.61	$2.45

Diluted earnings per share	$0.75	$0.97	$2.58	$2.43

Basic weighted average shares outstanding	998.3	1,012.5	1,002.7	1,020.7
Diluted weighted average shares outstanding	1,010.0	1,021.0	1,014.0	1,028.7

Cash dividends declared per common share	$0.28	$0.26	$0.84	$0.78
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
	(in millions)
Net earnings	$762	$988	$2,617	$2,498

Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale securities, net of tax benefit of $(34), $(19), $(71), and $(15), respectively	(63)	(33)	(127)	(26)
Translation adjustment	(50)	40	1	13
Net change in retirement obligations, net of tax expense of $8, $7, $25, and $26, respectively	14	10	43	45
Unrealized gain (loss) on derivatives, net of tax expense (benefit) of $27, $(2), $(25), and $(18), respectively	48	(5)	(43)	(31)

Other comprehensive income (loss)	(51)	12	(126)	1

Comprehensive income	$711	$1,000	$2,491	$2,499
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 24, 2014	April 26, 2013
	(in millions, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$1,304	$919
Investments	12,363	10,211
Accounts receivable, less allowance of $114 and $98, respectively	3,619	3,727
Inventories	1,782	1,712
Tax assets	618	539
Prepaid expenses and other current assets	700	744

Total current assets	20,386	17,852

Property, plant, and equipment	6,355	6,152
Accumulated depreciation	(3,947)	(3,662)

Property, plant, and equipment, net	2,408	2,490

Goodwill	10,593	10,329
Other intangible assets, net	2,372	2,673
Long-term tax assets	237	232
Other assets	1,235	1,324

Total assets	$37,231	$34,900

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$2,618	$910
Accounts payable	567	681
Accrued compensation	936	1,011
Accrued income taxes	235	88
Deferred tax liabilities	13	16
Other accrued expenses	1,263	1,244

Total current liabilities	5,632	3,950

Long-term debt	9,601	9,741
Long-term accrued compensation and retirement benefits	805	752
Long-term accrued income taxes	1,246	1,168
Long-term deferred tax liabilities	358	340
Other long-term liabilities	235	278

Total liabilities	17,877	16,229

Commitments and contingencies (Notes 3 and 19)

Shareholders’ equity:
Preferred stock— par value $1.00	—	—
Common stock— par value $0.10	100	102
Retained earnings	19,872	19,061
Accumulated other comprehensive loss	(618)	(492)

Total shareholders’ equity	19,354	18,671

Total liabilities and shareholders’ equity	$37,231	$34,900
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended
	January 24, 2014	January 25, 2013
	(in millions)
Operating Activities:
Net earnings	$2,617	$2,498

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	635	610
Amortization of debt discount and issuance costs	6	69
Acquisition-related items	99	(67)
Provision for doubtful accounts	34	34
Deferred income taxes	(61)	39
Stock-based compensation	108	119
Other, net	(17)	—
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	86	255
Inventories	(119)	(58)
Accounts payable and accrued liabilities	(301)	(51)
Other operating assets and liabilities	523	70
Certain litigation charges, net	24	245
Certain litigation payments	(3)	(91)

Net cash provided by operating activities	3,631	3,672

Investing Activities:
Acquisitions, net of cash acquired	(369)	(820)
Additions to property, plant, and equipment	(291)	(336)
Purchases of investments	(7,992)	(9,517)
Sales and maturities of investments	5,606	8,163
Other investing activities, net	(23)	(4)

Net cash used in investing activities	(3,069)	(2,514)

Financing Activities:
Acquisition-related contingent consideration	(1)	(17)
Change in short-term borrowings, net	935	(9)
Repayment of short-term borrowings (maturities greater than 90 days)	(385)	(1,850)
Proceeds from short-term borrowings (maturities greater than 90 days)	1,176	2,625
Payments on long-term debt	(10)	(10)
Dividends to shareholders	(839)	(797)
Issuance of common stock	1,056	158
Repurchase of common stock	(2,153)	(1,247)
Other financing activities	20	(2)

Net cash used in financing activities	(201)	(1,149)

Effect of exchange rate changes on cash and cash equivalents	24	11

Net change in cash and cash equivalents	385	20

Cash and cash equivalents at beginning of period	919	1,172

Cash and cash equivalents at end of period	$1,304	$1,192

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$382	$422
Interest	226	196
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
In the first quarter of fiscal year 2014, the Company revised the classification of certain outstanding checks previously classified as a reduction of cash and cash equivalents in the prior period condensed consolidated balance sheet to accounts payable, and revised the prior period condensed consolidated statement of cash flows for the associated impact. These revisions are considered immaterial.
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
Not Yet Adopted
In March 2013, the FASB issued amended guidance on a parent company's accounting for the cumulative translation adjustment (CTA) recorded in AOCI associated with a foreign entity. The amendment requires a parent to release into net income the CTA related to its investment in a foreign entity when it either sells a part or all of its investment, or no longer holds a controlling financial interest, in a subsidiary or group of assets within a foreign entity. This accounting guidance is effective

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

for the Company beginning in the first quarter of fiscal year 2015, with early adoption permitted. Subsequent to adoption, this amended guidance would impact the Company's financial position and results of operations prospectively in the instance of an event or transaction described above.

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
Note 3 – Acquisitions and Acquisition-Related Items
The Company had various acquisitions and other acquisition-related activity during the first three quarters of fiscal years 2014 and 2013. Certain acquisitions were accounted for as business combinations as noted below. In accordance with authoritative guidance on business combination accounting, the assets and liabilities of the company acquired were recorded as of the acquisition date, at their respective fair values, and consolidated. The pro forma impact of these acquisitions was not significant, individually or in the aggregate, to the results of the Company for the three and nine months ended January 24, 2014 or January 25, 2013. The results of operations related to each company acquired have been included in the Company's condensed consolidated statements of earnings since the date each company was acquired.
Three and nine months ended January 24, 2014
TYRX, Inc.
On December 30, 2013, the Company acquired TYRX, Inc. (TYRX), a privately held developer of antibiotic drug and implanted medical device combinations. TYRX's products include those designed to reduce surgical site infections associated with implantable pacemakers, defibrillators, and spinal cord neurostimulators. Under the terms of the agreement, the transaction included an initial up-front payment of $159 million, representing a purchase price amount that was net of acquired cash, including the assumption and settlement of existing TYRX debt and direct acquisition costs. Total consideration for the transaction was approximately $222 million, which included estimated fair values for product development-based and revenue-based contingent consideration of $25 million and $35 million, respectively. The product development-based contingent consideration includes a future potential payment of $40 million upon achieving certain milestones, and the revenue-based contingent consideration payments would be equal to TYRX's actual annual revenue growth for the Company's fiscal years 2015 and 2016. Based upon the preliminary acquisition valuation, the Company acquired $94 million of technology-based intangible assets with an estimated useful life of 14 years at the time of acquisition and $141 million of goodwill. The acquired goodwill is not deductible for tax purposes.
The Company accounted for the acquisition of TYRX as a business combination using the acquisition method of accounting. The assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date. The fair values of the assets acquired and liabilities assumed are as follows:

(in millions)
Current assets	$6
Property, plant, and equipment	1
Intangible assets	94
Goodwill	141
Total assets acquired	242

Current liabilities	4
Long-term deferred tax liabilities, net	16
Total liabilities assumed	20
Net assets acquired	$222

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cardiocom, LLC
On August 7, 2013, the Company acquired Cardiocom, LLC (Cardiocom), a privately held developer and provider of integrated solutions for the management of chronic diseases such as heart failure, diabetes, and hypertension. Cardiocom's products and services include remote monitoring and patient-centered software to enable efficient care coordination and specialized telehealth nurse support. Total consideration for the transaction was approximately $193 million. Based upon the preliminary acquisition valuation, the Company acquired $61 million of customer-related intangible assets with an estimated useful life of 7 years at the time of acquisition and $123 million of goodwill. The acquired goodwill is deductible for tax purposes.
The Company accounted for the acquisition of Cardiocom as a business combination using the acquisition method of accounting. The assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date. The fair values of the assets acquired and liabilities assumed are as follows:

(in millions)
Current assets	$14
Property, plant, and equipment	7
Intangible assets	61
Goodwill	123
Total assets acquired	205

Current liabilities	12
Total liabilities assumed	12
Net assets acquired	$193
Acquisition-Related Items
During the three and nine months ended January 24, 2014, the Company recorded acquisition-related items of $200 million and $104 million, respectively, primarily including in-process research and development (IPR&D) and long-lived asset impairment charges of $236 million related to the Ardian, Inc. (Ardian) acquisition and income of $39 million and $135 million, respectively, related to the change in fair value of contingent consideration associated with acquisitions subsequent to April 29, 2009. The Ardian impairment resulted from the Company's January 2014 announcement that the U.S. pivotal trial in renal denervation for treatment-resistant hypertension, Symplicity HTN-3, failed to meet its primary efficacy endpoint. Based on the results of the trial, we have suspended enrollment of our renal denervation hypertension trials that are being conducted in the U.S., Japan, and India. These impairment charges recorded by the Company consisted of $192 million related to IPR&D and $44 million related to other long-lived assets. For additional information regarding these impairment assessments, refer to Note 7. The change in fair value of contingent consideration payments primarily related to adjustments in Ardian contingent consideration, which are based on annual revenue growth through fiscal year 2015. In the first quarter of fiscal year 2014, the Company recorded income of $96 million related to the change in fair value of contingent consideration payments due to a slower commercial ramp in Europe and an extended U.S. regulatory process. In the third quarter of fiscal year 2014, the Company recorded income of $39 million related to the change in fair value of contingent consideration payments based on the unfavorable U.S. pivotal trial results, as there is no projected revenue growth through fiscal year 2015 and no contingent consideration remains as of January 24, 2014.
Three and nine months ended January 25, 2013
China Kanghui Holdings
On November 1, 2012, the Company acquired China Kanghui Holdings (Kanghui). For additional information regarding this acquisition, refer to Note 4 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 26, 2013.
Acquisition-Related Items
During the three and nine months ended January 25, 2013, the Company recorded net income from acquisition-related items of $55 million and $44 million, respectively, including income of $70 million and $67 million, respectively, related to the change in fair value of contingent consideration associated with acquisitions subsequent to April 29, 2009. The change in fair value of contingent consideration payments was primarily related to the reduction in fair value of contingent consideration associated

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

with the Ardian acquisition due to a slower commercial ramp in Europe. Additionally, during the three and nine months ended January 25, 2013, the Company incurred transaction costs of $10 million and $13 million, respectively, in connection with the acquisition of Kanghui and an IPR&D impairment charge of $5 million related to a technology recently acquired by the Structural Heart business. During the nine months ended January 25, 2013, the Company incurred $5 million of transaction costs related to the divestiture of the Physio-Control business.
Contingent Consideration
Certain of the Company’s business combinations and purchases of intellectual property involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels or achieving product development targets. For business combinations subsequent to April 24, 2009, a liability is recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration is remeasured at each reporting period and the change in fair value recognized as income or expense within acquisition-related items in the condensed consolidated statements of earnings. The Company measures the liability on a recurring basis using Level 3 inputs. See Note 7 for further information regarding fair value measurements.
The fair value of contingent consideration is measured using projected payment dates, discount rates, probabilities of payment, and projected revenues (for revenue-based considerations). Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. Increases (decreases) in projected revenues, probabilities of payment, discount rates, or projected payment dates may result in higher (lower) fair value measurements. Fluctuations in any of the inputs may result in a significantly lower (higher) fair value measurement.
The recurring Level 3 fair value measurements of contingent consideration include the following significant unobservable inputs:

($ in millions)	Fair Value at January 24, 2014	Valuation Technique	Unobservable Input	Range
			Discount rate	13.5% - 24%
Revenue-based payments	$37	Discounted cash flow	Probability of payment	100%
			Projected fiscal year of payment	2014 - 2019
			Discount rate	5.5% - 5.9%
Product development-based payments	$29	Discounted cash flow	Probability of payment	75% - 100%
			Projected fiscal year of payment	2017 - 2018
At January 24, 2014, the estimated maximum amount of undiscounted future contingent consideration that the Company is expected to make associated with all completed business combinations or purchases of intellectual property prior to April 24, 2009 was approximately $199 million. The Company estimates the milestones or other conditions associated with the contingent consideration will be reached in fiscal year 2014 and thereafter.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of contingent consideration associated with acquisitions subsequent to April 24, 2009, as of January 24, 2014 and April 26, 2013, was $66 million and $142 million, respectively. As of January 24, 2014, $56 million was reflected in other long-term liabilities and $10 million was reflected in other accrued expenses in the condensed consolidated balance sheets. As of April 26, 2013, $120 million was reflected in other long-term liabilities and $22 million was reflected in other accrued expenses in the condensed consolidated balance sheets. The portion of the contingent consideration related to the acquisition date fair value is reported as financing activities in the condensed consolidated statements of cash flows. Amounts paid in excess of the original acquisition date fair value are reported as operating activities in the condensed consolidated statements of cash flows. The following table provides a reconciliation of the beginning and ending balances of contingent consideration associated with acquisitions subsequent to April 24, 2009:

	Three months ended		Nine months ended
(in millions)	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Beginning Balance	$45	$213	$142	$231
Purchase price contingent consideration	60	—	60	5
Contingent consideration payments	—	(2)	(1)	(28)
Change in fair value of contingent consideration	(39)	(70)	(135)	(67)
Ending Balance	$66	$141	$66	$141
Note 4 – Special Charges and Certain Litigation Charges, Net
Special Charges
During the nine months ended January 24, 2014, consistent with the Company's commitment to improving the health of people and communities throughout the world, the Company made a $40 million charitable contribution to the Medtronic Foundation, which is a related party non-profit organization.
During the three months ended January 24, 2014 and the three and nine months ended January 25, 2013, there were no special charges.
Certain Litigation Charges, Net
The Company classifies material litigation reserves and gains recognized as certain litigation charges, net.
During the three months ended January 24, 2014, there were no certain litigation charges, net. During the nine months ended January 24, 2014, the Company recorded certain litigation charges, net of $24 million, which includes $12 million related to patent litigation and $12 million related to Other Matters litigation described in Note 19.
During the three months ended January 25, 2013, there were no certain litigation charges, net. During the nine months ended January 25, 2013, the Company recorded certain litigation charges, net of $245 million related to probable and reasonably estimated damages resulting from patent litigation with Edwards Lifesciences, Inc. (Edwards). See Note 19 for further information.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 – Restructuring (Credits) Charges, Net
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
In the third quarter of fiscal year 2014, the Company recorded a $15 million reversal of excess restructuring reserves related to the fiscal year 2013 initiative. The reversal was primarily a result of revisions to particular strategies and certain employees identified for elimination finding other positions within the Company.
A summary of the activity related to the fiscal year 2013 initiative is presented below:

(in millions)	Employee Termination Costs	Other Costs	Total
Balance as of April 26, 2013	$147	$23	$170
Restructuring charges	—	18	18
Payments/write-downs	(41)	(17)	(58)
Balance as of July 26, 2013	$106	$24	$130
Payments/write-downs	(22)	(16)	(38)
Balance as of October 25, 2013	$84	$8	$92
Payments/write-downs	(7)	(4)	(11)
Reversal of excess accrual	(14)	(1)	(15)
Balance as of January 24, 2014	$63	$3	$66

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Investments
The Company holds investments consisting primarily of marketable debt and equity securities. The carrying amount of cash and cash equivalents approximate fair value due to their short maturities.
Information regarding the Company’s investments at January 24, 2014 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$5,484	$45	$(22)	$5,507
Auction rate securities	108	—	(12)	96
Mortgage-backed securities	1,392	7	(9)	1,390
U.S. government and agency securities	3,572	6	(38)	3,540
Foreign government and agency securities	44	—	—	44
Certificates of deposit	6	—	—	6
Other asset-backed securities	656	1	(2)	655
Debt funds	1,229	1	(61)	1,169
Marketable equity securities	52	40	(4)	88
Trading securities:
Exchange-traded funds	54	11	—	65
Cost method, equity method, and other investments	670	—	—	NA
Total	$13,267	$111	$(148)	$12,560
Information regarding the Company’s investments at April 26, 2013 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$4,587	$78	$(4)	$4,661
Auction rate securities	118	—	(15)	103
Mortgage-backed securities	1,050	8	(5)	1,053
U.S. government and agency securities	3,882	17	(1)	3,898
Foreign government and agency securities	38	—	—	38
Certificates of deposit	6	—	—	6
Other asset-backed securities	539	2	—	541
Marketable equity securities	82	75	(2)	155
Trading securities:
Exchange-traded funds	45	5	—	50
Cost method, equity method, and other investments	549	—	—	NA
Total	$10,896	$185	$(27)	$10,505
Information regarding the Company’s condensed consolidated balance sheets presentation at January 24, 2014 and April 26, 2013 is as follows:

	January 24, 2014		April 26, 2013
(in millions)	Investments	Other Assets	Investments	Other Assets
Available-for-sale securities	$12,298	$197	$10,161	$294
Trading securities	65	—	50	—
Cost method, equity method, and other investments	—	670	—	549
Total	$12,363	$867	$10,211	$843

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables show the gross unrealized losses and fair value of the Company’s available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category as of January 24, 2014 and April 26, 2013:

	January 24, 2014
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$1,578	$(19)	$48	$(3)
Auction rate securities	—	—	96	(12)
Mortgage-backed securities	741	(8)	30	(1)
U.S. government and agency securities	1,520	(38)	—	—
Other asset-backed securities	268	(2)	—	—
Debt funds	906	(61)	—	—
Marketable equity securities	12	(4)	—	—
Total	$5,025	$(132)	$174	$(16)

	April 26, 2013
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$544	$(1)	$13	$(3)
Auction rate securities	—	—	103	(15)
Mortgage-backed securities	195	(1)	44	(4)
U.S. government and agency securities	291	(1)	—	—
Marketable equity securities	14	(2)	—	—
Total	$1,044	$(5)	$160	$(22)
Activity related to the Company’s investment portfolio is as follows:

	Three months ended
	January 24, 2014		January 25, 2013
(in millions)	Debt (a)	Equity (b)	Debt (a)	Equity (b)
Proceeds from sales	$1,280	$35	$2,183	$25
Gross realized gains	—	26	9	16
Gross realized losses	(3)	—	(5)	—
Impairment losses recognized	—	—	—	—

	Nine months ended
	January 24, 2014		January 25, 2013
(in millions)	Debt (a)	Equity (b)	Debt (a)	Equity (b)(c)
Proceeds from sales	$5,515	$91	$8,073	$90
Gross realized gains	6	59	51	52
Gross realized losses	(9)	—	(12)	—
Impairment losses recognized	—	—	—	(10)
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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of January 24, 2014 and April 26, 2013, the credit loss portion of other-than-temporary impairments on debt securities was $4 million and $9 million, respectively. The total other-than-temporary impairment losses on available-for-sale debt securities for the three and nine months ended January 24, 2014 and January 25, 2013 were not significant.
The January 24, 2014 balance of available-for-sale debt securities, excluding debt funds which have no single maturity date, by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows, assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	January 24, 2014
Due in one year or less	$1,510
Due after one year through five years	6,802
Due after five years through ten years	2,798
Due after ten years	128
Total	$11,238
As of January 24, 2014 and April 26, 2013, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method was $670 million and $549 million, respectively. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.
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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value as of January 24, 2014	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$5,507	$—	$5,498	$9
Auction rate securities	96	—	—	96
Mortgage-backed securities	1,390	—	1,390	—
U.S. government and agency securities	3,540	1,523	2,017	—
Foreign government and agency securities	44	—	44	—
Certificates of deposit	6	—	6	—
Other asset-backed securities	655	—	655	—
Debt funds	1,169	—	1,169	—
Marketable equity securities	88	88	—	—
Exchange-traded funds	65	65	—	—
Derivative assets	263	156	107	—
Total assets	$12,823	$1,832	$10,886	$105

Liabilities:
Derivative liabilities	$111	$97	$14	$—
Contingent consideration associated with acquisitions subsequent to April 24, 2009	66	—	—	66
Total liabilities	$177	$97	$14	$66

	Fair Value as of April 26, 2013	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$4,661	$—	$4,651	$10
Auction rate securities	103	—	—	103
Mortgage-backed securities	1,053	—	1,039	14
U.S. government and agency securities	3,898	1,833	2,065	—
Foreign government and agency securities	38	—	38	—
Certificates of deposit	6	—	6	—
Other asset-backed securities	541	—	541	—
Marketable equity securities	155	155	—	—
Exchange-traded funds	50	50	—	—
Derivative assets	394	213	181	—
Total assets	$10,899	$2,251	$8,521	$127

Liabilities:
Derivative liabilities	$58	$40	$18	$—
Contingent consideration associated with acquisitions subsequent to April 24, 2009	142	—	—	142
Total liabilities	$200	$40	$18	$142
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
The following table represents the range of unobservable inputs utilized in the fair value measurement of auction rate securities classified as Level 3 as of January 24, 2014:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	Discounted cash flow	Years to principal recovery	2 yrs. - 12 yrs. (3 yrs.)
		Illiquidity premium	6%
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the three or nine months ended January 24, 2014 or January 25, 2013. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) for the three and nine months ended January 24, 2014 and January 25, 2013:

Three months ended January 24, 2014
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities	Other asset- backed securities
Balance as of October 25, 2013	$118	$9	$105	$4	$—
Total realized losses and other-than-temporary impairment losses included in earnings	(3)	—	(3)	—	—
Total unrealized gains (losses) included in other comprehensive income	(3)	—	(3)	—	—
Settlements	(7)	—	(3)	(4)	—
Balance as of January 24, 2014	$105	$9	$96	$—	$—

Three months ended January 25, 2013
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities	Other asset- backed securities
Balance as of October 26, 2012	$171	$10	$129	$27	$5
Total unrealized gains (losses) included in other comprehensive income	5	(1)	5	—	1
Balance as of January 25, 2013	$176	$9	$134	$27	$6

Nine months ended January 24, 2014
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities	Other asset- backed securities
Balance as of April 26, 2013	$127	$10	$103	$14	$—
Total realized losses and other-than-temporary impairment losses included in earnings	(5)	—	(5)	—	—
Total unrealized gains (losses) included in other comprehensive income	3	—	2	1	—
Settlements	(20)	(1)	(4)	(15)	—
Balance as of January 24, 2014	$105	$9	$96	$—	$—

Nine months ended January 25, 2013
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities	Other asset- backed securities
Balance as of April 27, 2012	$172	$10	$127	$29	$6
Total unrealized gains (losses) included in other comprehensive income	6	(1)	7	—	—
Settlements	(2)	—	—	(2)	—
Balance as of January 25, 2013	$176	$9	$134	$27	$6
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
The Company holds investments in equity and other securities that are accounted for using the cost or equity method, which are classified as other assets in the condensed consolidated balance sheets. The aggregate carrying amount of these investments was $670 million as of January 24, 2014 and $549 million as of April 26, 2013. These cost or equity method investments are measured at fair value on a non-recurring basis. The fair value of the Company’s cost or equity method investments is not estimated if there are no identified events or changes in circumstance that may have a significant adverse effect on their fair value. The Company did not record any impairment charges related to cost method investments during the three and nine months ended January 24, 2014 and the three months ended January 25, 2013. During the nine months ended January 25, 2013, the Company determined that the fair values of certain cost method investments were below their carrying values and that the

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $6 million in impairment charges during the nine months ended January 25, 2013, which were recorded in other expense, net in the condensed consolidated statements of earnings. These investments fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are privately-held entities without quoted market prices. To determine the fair value of these investments, the Company used all pertinent financial information that was available related to the entities, including financial statements and market participant valuations from recent and proposed equity offerings.
The Company assesses the impairment of goodwill annually in the third quarter or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The aggregate carrying amount of goodwill was $10.593 billion and $10.329 billion as of January 24, 2014 and April 26, 2013, respectively.
Impairment testing for goodwill is performed at the reporting unit level. The test for impairment of goodwill requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculated the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. As a result of the analysis performed, the fair value of each reporting unit's goodwill was deemed to be greater than the carrying value. The Company did not record any goodwill impairments during the three and nine months ended January 24, 2014 or January 25, 2013.
The recently acquired businesses of Cardiocom and Kanghui are separate reporting units and are tested for goodwill impairment independently; therefore, they are more sensitive to changes in assumptions impacting fair value. The carrying amount of goodwill was $417 million and $123 million for the Kanghui and Cardiocom reporting units, respectively, as of January 24, 2014. As of the date of the goodwill testing, the fair values of these two reporting units exceeded their respective carrying values by more than 10 percent.
The Company assesses the impairment of IPR&D annually in the third quarter or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The aggregate carrying amount of IPR&D was $130 million and $363 million as of January 24, 2014 and April 26, 2013, respectively. The majority of our IPR&D at January 24, 2014 is related to our In Pact family of drug-eluting balloons. Similar to the goodwill impairment test, the IPR&D impairment test requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculated the excess of IPR&D asset fair values over their carrying values utilizing a discounted future cash flow analysis. As a result of the analysis performed during the three months ended January 24, 2014, the fair value of certain IPR&D assets were deemed to be less than their carrying value, resulting in a pre-tax impairment loss of $194 million, primarily related to the Ardian acquisition, that was recorded in acquisition-related items in the condensed consolidated statement of earnings. The Ardian impairment resulted from the Company's January 2014 announcement that the U.S. pivotal trial in renal denervation for treatment-resistant hypertension, Symplicity HTN-3, failed to meet its primary efficacy endpoint. Based on the results of the trial, we have suspended enrollment of our renal denervation hypertension trials that are being conducted in the U.S., Japan, and India. The annual goodwill impairment test performed in the third quarter of fiscal year 2014 included the projected future cash flows of Ardian, which resides in the Coronary reporting unit. See discussion below for additional information on impairments recorded on the Ardian long-lived asset group. During the three months ended January 25, 2013, the fair value of IPR&D assets related to a technology acquired by the Structural Heart business was deemed to be less than the carrying value, resulting in a pre-tax impairment loss of $5 million that was recorded in acquisition-related items in the condensed consolidated statement of earnings. The Company did not record any additional IPR&D impairments during the nine months ended January 24, 2014 or January 25, 2013. However, due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances or other failures to achieve a commercially viable product, and as a result, may record impairment losses in the future.
The Company assesses intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. The aggregate carrying amount of intangible assets, excluding IPR&D, was $2.242 billion as of January 24, 2014 and $2.310 billion as of April 26, 2013. When events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recorded based on the amount by which the carrying value exceeds the fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. During the three months ended January 24, 2014 and January 25, 2013, the Company determined that a change in events and circumstances indicated that the carrying amount of certain intangible assets, representing less than five percent of the total aggregate carrying amount of intangible assets, may not be fully recoverable. During the three months ended January 24, 2014, the carrying amount of Ardian intangible assets was less than the undiscounted future cash flows, therefore

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the Company assessed the fair value of the assets and recorded an impairment of $41 million that was included in acquisition-related items in the condensed consolidated statement of earnings. During the three months ended January 25, 2013, the carrying amount of one intangible asset was less than the undiscounted future cash flows, therefore the Company assessed the asset's fair value and recorded an impairment of $2 million. The Company did not record any additional significant intangible asset impairments during the three or nine months ended January 24, 2014 or January 25, 2013.
The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. During the three months ended January 24, 2014, the Company determined that a change in events and circumstances indicated that the carrying amount of Ardian property, plant, and equipment may not be fully recoverable and recorded an impairment of $3 million that was recorded in acquisition-related items in the condensed consolidated statement of earnings. The Company did not record any additional impairments of property, plant, and equipment during the nine months ended January 24, 2014 or January 25, 2013.
Financial Instruments Not Measured at Fair Value
The estimated fair value of the Company’s long-term debt, including the short-term portion, as of January 24, 2014 was $10.251 billion compared to a principal value of $9.928 billion, and as of April 26, 2013 was $10.820 billion compared to a principal value of $9.928 billion. Fair value was estimated using quoted market prices for the publicly registered senior notes, classified as Level 1 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.
Note 8 – Financing Arrangements
Commercial Paper
The Company maintains a commercial paper program that allows the Company to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of January 24, 2014 and April 26, 2013, outstanding commercial paper totaled $1.710 billion and $125 million, respectively. During the three and nine months ended January 24, 2014, the weighted average original maturity of the commercial paper outstanding was approximately 83 days and 52 days, respectively, and the weighted average interest rate was 0.11 percent and 0.10 percent, respectively. The issuance of commercial paper reduces the amount of credit available under the Company’s existing lines of credit.
Lines of Credit
The Company has a $2.250 billion syndicated credit facility which expires on December 17, 2017 (Credit Facility). The Credit Facility provides the Company with the ability to increase its borrowing capacity by an additional $750 million at any time during the term of the agreement. At each anniversary date of the Credit Facility, but not more than twice prior to the maturity date, the Company can also request a one-year extension of the maturity date. The Credit Facility provides backup funding for the commercial paper program. As of January 24, 2014 and April 26, 2013, no amounts were outstanding on the committed lines of credit.
Interest rates are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the credit facilities and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which the Company remains in compliance with as of January 24, 2014.
Bank Borrowings
Bank borrowings consist primarily of borrowings at interest rates considered favorable by management and where natural hedges can be gained for foreign exchange purposes.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-Term Debt
Long-term debt consisted of the following:

(in millions, except interest rates)	Maturity by Fiscal Year	Payable as of January 24, 2014	Payable as of April 26, 2013
3.000 percent five-year 2010 senior notes	2015	$1,250	$1,250
4.750 percent ten-year 2005 senior notes	2016	600	600
2.625 percent five-year 2011 senior notes	2016	500	500
1.375 percent five-year 2013 senior notes	2018	1,000	1,000
5.600 percent ten-year 2009 senior notes	2019	400	400
4.450 percent ten-year 2010 senior notes	2020	1,250	1,250
4.125 percent ten-year 2011 senior notes	2021	500	500
3.125 percent ten-year 2012 senior notes	2022	675	675
2.750 percent ten-year 2013 senior notes	2023	1,250	1,250
6.500 percent thirty-year 2009 senior notes	2039	300	300
5.550 percent thirty-year 2010 senior notes	2040	500	500
4.500 percent thirty-year 2012 senior notes	2042	400	400
4.000 percent thirty-year 2013 senior notes	2043	750	750
Interest rate swaps	2015 - 2022	73	181
Deferred gains from interest rate swap terminations	-	28	50
Capital lease obligations	2015 - 2025	141	152
Bank borrowings	2015	3	3
Discount	2018 - 2043	(19)	(20)
Total Long-Term Debt		$9,601	$9,741
Senior Notes
The Company has outstanding unsecured senior obligations including those indicated as "senior notes" in the long-term debt table above (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remains in compliance with as of January 24, 2014. The Company used the net proceeds from the sale of the Senior Notes primarily for working capital and general corporate uses, which include the repayment of other indebtedness of the Company. For additional information regarding the terms of these agreements, refer to Note 8 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 26, 2013.
In February 2014, the Company issued four tranches of Senior Notes (collectively the 2014 Senior Notes) with an aggregate face value of $2.000 billion. The first tranche consisted of $250 million of floating rate Senior Notes due 2017 (the 2017 floating rate notes). The second tranche consisted of $250 million of 0.875 percent Senior Notes due 2017 (the 2017 notes). The third tranche consisted of $850 million of 3.625 percent Senior Notes due 2024 (the 2024 notes). The fourth tranche consisted of $650 million of 4.625 percent Senior Notes due 2044 (the 2044 notes). Interest on the 2017 floating rate notes is payable quarterly and interest on the 2017 notes, 2024 notes, and 2044 notes are payable semi-annually. The Company intends to use the net proceeds for working capital and general corporate purposes, which may include repayment of our indebtedness.
As of January 24, 2014, the Company had interest rate swap agreements designated as fair value hedges of certain underlying fixed rate obligations including the Company’s $1.250 billion 3.000 percent 2010 Senior Notes, $600 million 4.750 percent 2005 Senior Notes, $500 million 2.625 percent 2011 Senior Notes, $500 million 4.125 percent 2011 Senior Notes, and $675 million 3.125 percent 2012 Senior Notes. For additional information regarding the interest rate swap agreements, refer to Note 9.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 – Derivatives and Foreign Exchange Risk Management
The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the forward contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of the derivative instruments are the Euro and Japanese Yen. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding at January 24, 2014 and April 26, 2013 was $7.323 billion and $6.812 billion, respectively. The aggregate currency exchange rate gains for the three and nine months ended January 24, 2014 were less than $1 million and $3 million, respectively. The aggregate currency exchange rate gains for the three and nine months ended January 25, 2013 were $17 million and $11 million, respectively. These gains represent the net impact to the condensed consolidated statements of earnings for the exchange rate derivative instruments presented below, as well as the remeasurement gains (losses) on foreign currency denominated assets and liabilities.
The information that follows explains the various types of derivatives and financial instruments used by the Company, how and why the Company uses such instruments, how such instruments are accounted for, and how such instruments impact the Company’s condensed consolidated balance sheets, statements of earnings, and statements of cash flows.
Freestanding Derivative Forward Contracts
Freestanding derivative forward contracts are used to offset the Company’s exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign currency denominated assets and liabilities. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts, not designated as hedging instruments, outstanding as of January 24, 2014 and April 26, 2013, was $2.091 billion and $2.059 billion, respectively.
The amount and location of the gains (losses) in the condensed consolidated statements of earnings related to derivative instruments, not designated as hedging instruments, for the three and nine months ended January 24, 2014 and January 25, 2013 are as follows:

(in millions)		Three months ended
Derivatives Not Designated as Hedging Instruments	Location	January 24, 2014	January 25, 2013
Foreign currency exchange rate contracts	Other expense, net	$75	$(4)

(in millions)		Nine months ended
Derivatives Not Designated as Hedging Instruments	Location	January 24, 2014	January 25, 2013
Foreign currency exchange rate contracts	Other expense, net	$58	$(24)

Cash Flow Hedges
Foreign Currency Exchange Rate Risk
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. No gains or losses relating to ineffectiveness of cash flow hedges were recognized in earnings during the three and nine months ended January 24, 2014 or January 25, 2013. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued during the three months and nine ended January 24, 2014 or January 25, 2013. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at January 24, 2014 and April 26, 2013, was $5.232 billion and $4.753 billion, respectively, and will mature within the subsequent three-year period.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amount of gains (losses) and location of the gains (losses) in the condensed consolidated statements of earnings and other comprehensive income (OCI) related to foreign currency exchange rate contract derivative instruments designated as cash flow hedges for the three months ended January 24, 2014 and January 25, 2013 are as follows:

Three months ended January 24, 2014
	Gross Gains (Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$80	Other expense, net	$16
		Cost of products sold	(4)
Total	$80		$12
Three months ended January 25, 2013
	Gross Gains (Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$(20)	Other expense, net	$22
		Cost of products sold	4
Total	$(20)		$26
Nine months ended January 24, 2014
	Gross Gains (Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$(74)	Other expense, net	$71
		Cost of products sold	(33)
Total	$(74)		$38
Nine months ended January 25, 2013
	Gross Gains (Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from Accumulated Other Comprehensive Loss into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$(21)	Other expense, net	$64
		Cost of products sold	5
Total	$(21)		$69
Forecasted Debt Issuance Interest Rate Risk
Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. The effective portion of the gain or loss on the forward starting interest rate derivative instruments that are designated and qualify as a cash flow hedge, is reported as a component of accumulated other comprehensive loss, and beginning in the period or periods in which the planned debt issuance occurs, the gain or loss is then reclassified into interest expense, net over the term of the related debt. As of January 24, 2014, the Company had $500 million of fixed pay, forward starting interest rate swaps with a weighted average fixed rate of 2.68 percent in anticipation of planned debt issuances.
During the three and nine months ended January 24, 2014, the Company reclassified $2 million and $6 million, respectively, of the effective portion of losses on forward starting interest rate derivative instruments from accumulated other comprehensive loss to interest expense, net. During the three and nine months ended January 25, 2013, there were no significant amounts related to the effective portion of gains (losses) on forward starting interest rate derivative instruments reclassified from accumulated other comprehensive loss to interest expense, net.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The market value of outstanding forward starting interest rate swap derivative instruments at January 24, 2014 and April 26, 2013 was an unrealized gain (loss) of $20 million and $(18) million, respectively. These unrealized gains (losses) were recorded in other assets and other long-term liabilities, respectively, with the offsets recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets.
As of January 24, 2014 and April 26, 2013, the Company had $15 million and $58 million, respectively, in after-tax net unrealized gains associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $25 million of after-tax net unrealized gains as of January 24, 2014 will be reclassified into the condensed consolidated statements of earnings over the next 12 months.
Fair Value Hedges
For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. The gains (losses) from terminated interest rate swap agreements are recorded in long-term debt, increasing (decreasing) the outstanding balances of the related debt, and amortized as a reduction (addition) of interest expense, net over the remaining life of the debt. The cash flows from the termination of the interest rate swap agreements are reported as operating activities in the condensed consolidated statements of cash flows.
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
As of both January 24, 2014 and April 26, 2013, the Company had interest rate swaps in gross notional amounts of $2.625 billion designated as fair value hedges of underlying fixed rate obligations. As of January 24, 2014, the Company had interest rate swap agreements designated as fair value hedges of underlying fixed rate obligations including the Company’s $1.250 billion 3.000 percent 2010 Senior Notes, the $600 million 4.750 percent 2005 Senior Notes, the $500 million 2.625 percent 2011 Senior Notes, the $500 million 4.125 percent 2011 Senior Notes, and the $675 million 3.125 percent 2012 Senior Notes. For additional information regarding the terms of the Company’s interest rate swap agreements, refer to Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 26, 2013.
The market value of outstanding interest rate swap agreements was a net $73 million unrealized gain and the market value of the hedged item was a net $73 million unrealized loss at January 24, 2014, which were recorded in other assets and other long-term liabilities with the offsets recorded in long-term debt in the condensed consolidated balance sheet. No hedge ineffectiveness was recorded as a result of these fair value hedges for the three and nine months ended January 24, 2014 or January 25, 2013.
During the three and nine months ended January 24, 2014 and January 25, 2013, the Company did not have any ineffective fair value hedging instruments. In addition, the Company did not recognize any gains or losses during the three and nine months ended January 24, 2014 or January 25, 2013 on firm commitments that no longer qualify as fair value hedges.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance Sheet Presentation
The following table summarizes the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets as of January 24, 2014 and April 26, 2013. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not, and are further segregated by type of contract within those two categories.

January 24, 2014
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$118	Other accrued expenses	$75
Interest rate contracts	Other assets	107	Other long-term liabilities	14
Foreign currency exchange rate contracts	Other assets	38	Other long-term liabilities	22
Total derivatives designated as hedging instruments		$263		$111
Derivatives not designated as hedging instruments
Total derivatives not designated as hedging instruments		$—		$—

Total derivatives		$263		$111

April 26, 2013
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$150	Other accrued expenses	$34
Interest rate contracts	Other assets	181	Other long-term liabilities	18
Foreign currency exchange rate contracts	Other assets	63	Other long-term liabilities	5
Total derivatives designated as hedging instruments		$394		$57
Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$—	Other accrued expenses	$1
Total derivatives not designated as hedging instruments		$—		$1

Total derivatives		$394		$58

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

January 24, 2014		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) or Posted	Net Amount
Derivative Assets
Foreign currency exchange rate contracts	$156	$(72)	$—	$84
Interest rate contracts	107	(30)	—	77
	$263	$(102)	$—	$161

Derivative Liabilities
Foreign currency exchange rate contracts	$(97)	$88	$—	$(9)
Interest rate contracts	(14)	14	—	—
	$(111)	$102	$—	$(9)
Total	$152	$—	$—	$152

April 26, 2013		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) or Posted	Net Amount
Derivative Assets
Foreign currency exchange rate contracts	$213	$(42)	$(24)	$147
Interest rate contracts	181	(16)	(6)	159
	$394	$(58)	$(30)	$306

Derivative Liabilities
Foreign currency exchange rate contracts	$(40)	$40	$—	$—
Interest rate contracts	(18)	18	—	—
	$(58)	$58	$—	$—
Total	$336	$—	$(30)	$306
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of interest-bearing investments, forward exchange derivative contracts, and trade accounts receivable.
The Company maintains cash and cash equivalents, investments, and certain other financial instruments (including currency exchange rate and interest rate derivative contracts) with various major financial institutions. The Company performs periodic evaluations of the relative credit standings of these financial institutions and limits the amount of credit exposure with any one institution. In addition, the Company has collateral credit agreements with its primary derivatives counterparties. Under these agreements, either party is required to post eligible collateral when the market value of transactions covered by the agreement exceeds specific thresholds, thus limiting credit exposure for both parties. As noted in the above table, as of January 24, 2014 no collateral was received or posted, and as of April 26, 2013 collateral was received from counterparties. The collateral received was recorded in cash and cash equivalents, with the offset recorded in other accrued expenses on the condensed consolidated balance sheets.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Global concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. However, a significant amount of trade receivables are with hospitals that are dependent upon governmental health care systems in many countries. The current economic conditions in many countries outside the U.S. (particularly the economic challenges faced by Italy, Spain, Portugal, and Greece) may continue to increase the average length of time it takes the Company to collect on its outstanding trade receivables in these countries as certain payment patterns have been impacted. As of January 24, 2014 and April 26, 2013, the Company’s aggregate accounts receivable balance for Italy, Spain, Portugal, and Greece, net of the allowance for doubtful accounts, was $713 million and $770 million, respectively. The Company continues to monitor the creditworthiness of customers located in these and other geographic areas. In the past, trade receivable balances with certain customers in these countries have accumulated over time and were subsequently settled as large lump-sum payments. In the first quarter of fiscal year 2013, the Company received a $212 million payment in Spain. For certain Greece customers, collectability is not reasonably assured for revenue transactions and the Company defers revenue recognition until all revenue recognition criteria are met. As of January 24, 2014 and April 26, 2013, the Company's deferred revenue balance for certain Greece customers was $14 million and $21 million, respectively. Although the Company does not currently foresee a significant credit risk associated with the outstanding account receivables, repayment is dependent upon the financial stability of the economies of these countries. As of January 24, 2014 and April 26, 2013, no one customer represented more than 10 percent of the Company’s outstanding account receivables.
Note 10 – Inventories
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

(in millions)	January 24, 2014	April 26, 2013
Finished goods	$1,204	$1,174
Work in process	260	248
Raw materials	318	290
Total	$1,782	$1,712
Note 11 – Goodwill and Other Intangible Assets, Net
During the three months ended January 24, 2014 and January 25, 2013, the Company assessed the impairment of goodwill, IPR&D, and certain other intangible assets. For additional information regarding these impairment assessments, refer to Note 7.
The changes in the carrying amount of goodwill for the nine months ended January 24, 2014 are as follows:

(in millions)	Cardiac and Vascular Group	Restorative Therapies Group	Diabetes Group	Total
Balance as of April 26, 2013	$2,624	$6,361	$1,344	$10,329
Goodwill as a result of acquisitions	264	—	—	264
Purchase accounting adjustments, net	—	5	—	5
Currency adjustment, net	(13)	8	—	(5)
Balance as of January 24, 2014	$2,875	$6,374	$1,344	$10,593

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balances of intangible assets, net, excluding goodwill, as of January 24, 2014 and April 26, 2013 are as follows:

(in millions)	Purchased Technology and Patents	Trademarks and Tradenames	Acquired IPR&D	Other	Total
Other intangible assets as of January 24, 2014:
Original cost	$3,944	$408	$130	$184	$4,666
Accumulated amortization	(1,883)	(329)	—	(82)	(2,294)
Carrying value	$2,061	$79	$130	$102	$2,372
Other intangible assets as of April 26, 2013:
Original cost	$3,896	$408	$363	$104	$4,771
Accumulated amortization	(1,702)	(320)	—	(76)	(2,098)
Carrying value	$2,194	$88	$363	$28	$2,673
Amortization expense for the three and nine months ended January 24, 2014 was $89 million and $263 million, respectively, and for the three and nine months ended January 25, 2013 was $88 million and $247 million, respectively.
Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets, excluding any possible future amortization associated with acquired IPR&D, which has not met technological feasibility, is as follows:

(in millions) Fiscal Year	Estimated Amortization Expense
Remaining 2014	$87
2015	338
2016	326
2017	304
2018	288
2019	243
Thereafter	656
Total estimated amortization expense	$2,242
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
Changes in the Company’s product warranty obligations during the nine months ended January 24, 2014 and January 25, 2013 consisted of the following:

	Nine months ended
(in millions)	January 24, 2014	January 25, 2013
Balance at the beginning of the period	$35	$31
Warranty claims provision	24	17
Settlements made	(21)	(15)
Balance at the end of the period	$38	$33

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 – Interest Expense, Net
Interest income and interest expense for the three and nine months ended January 24, 2014 and January 25, 2013 are as follows:

	Three months ended		Nine months ended
(in millions)	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Interest income	$(67)	$(52)	$(178)	$(179)
Interest expense	92	98	276	282
Interest expense, net	$25	$46	$98	$103
Interest income includes interest earned on the Company’s cash, cash equivalents, and investments, the net realized and unrealized gain or loss on trading securities, the ineffectiveness gains on interest rate derivative instruments, and the net realized gain or loss on the sale or impairment of available-for-sale debt securities.
Interest expense includes the expense associated with the interest on the Company’s outstanding borrowings, including short- and long-term instruments, ineffectiveness on interest rate derivative instruments, amortization of terminated interest rate swap agreements, and amortization of debt issuance costs and debt discounts.
Note 14 – Income Taxes
The Company’s effective tax rates for the three and nine months ended January 24, 2014 were 20.2 percent and 18.8 percent, respectively, compared to 14.5 percent and 19.3 percent for the three and nine months ended January 25, 2013, respectively. The changes in the Company’s effective tax rates for the three and nine months ended January 24, 2014 were primarily due to the extension of the U.S. federal research and development tax credit on January 2, 2013 for calendar years 2012 and 2013, the tax impact of special charges, restructuring (credits) charges, net, certain litigation charges, net, acquisition-related items, the finalization of certain income tax returns, changes to uncertain tax position reserves, and the tax impact of foreign dividend distributions recorded during the nine months ended January 25, 2013. During the three months ended January 24, 2014, the Company recorded a $19 million net benefit associated with the finalization of certain income tax returns and changes to uncertain tax position reserves. These tax adjustments are operational in nature and are recorded in the provision for income taxes on the condensed consolidated statement of earnings.
During the nine months ended January 24, 2014, the Company’s gross unrecognized tax benefits increased from $1.068 billion to $1.170 billion. In addition, the Company has accrued interest and penalties of $116 million as of January 24, 2014. If all of the Company’s unrecognized tax benefits were recognized, approximately $1.131 billion would impact the Company’s effective tax rate. The Company expects to receive an IRS audit report for fiscal years 2009 through 2011 within the next 12 months. Therefore, the Company has recorded $51 million of the gross unrecognized tax benefit in current accrued income taxes in the condensed consolidated balance sheet as of January 24, 2014 as it expects to make cash payments within the next 12 months. The remaining gross unrecognized tax benefits have been recorded in long-term accrued income taxes in the condensed consolidated balance sheet. The receipt of the IRS audit report for fiscal years 2009 through 2011 could significantly impact the total amount of unrecognized tax benefits, however, at this time the Company is unable to reasonably estimate the potential change.
The Company will continue to recognize interest and penalties related to income tax matters in the provision for income taxes in the condensed consolidated statements of earnings and record the liability in current or long-term accrued income taxes in the condensed consolidated balance sheets, as appropriate.
As of January 24, 2014, there were no changes to significant unresolved matters with the U.S. Internal Revenue Service or foreign tax authorities from what the Company disclosed in its Annual Report on Form 10-K for the year ended April 26, 2013.
Note 15 – Earnings Per Share
Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued, and reduced by the number of shares the Company could have repurchased using the proceeds from the issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
(in millions, except per share data)	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Numerator:
Net earnings	$762	$988	$2,617	$2,498
Denominator:
Basic – weighted average shares outstanding	998.3	1,012.5	1,002.7	1,020.7
Effect of dilutive securities:
Employee stock options	7.8	3.0	7.1	2.3
Employee restricted stock units	3.8	5.4	4.1	5.6
Other	0.1	0.1	0.1	0.1
Diluted – weighted average shares outstanding	1,010.0	1,021.0	1,014.0	1,028.7

Basic earnings per share:	$0.76	$0.98	$2.61	$2.45
Diluted earnings per share:	$0.75	$0.97	$2.58	$2.43
The calculation of weighted average diluted shares outstanding excludes options for approximately 6 million shares of common stock for the nine months ended January 24, 2014, and approximately 40 million shares of common stock for both the three and nine months ended January 25, 2013, because their effect would be anti-dilutive on the Company’s earnings per share. For the three month ended January 24, 2014, there were no options that would have an anti-dilutive effect on the Company's earnings per share.
Note 16 – Stock-Based Compensation
Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.
The following table presents the components and classification of stock-based compensation expense recognized for the three and nine months ended January 24, 2014 and January 25, 2013:

	Three months ended		Nine months ended
(in millions)	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Stock options	$7	$9	$27	$36
Restricted stock awards	24	23	72	74
Employee stock purchase plan	2	2	9	9
Total stock-based compensation expense	$33	$34	$108	$119

Cost of products sold	$3	$3	$10	$10
Research and development expense	6	7	20	24
Selling, general, and administrative expense	24	24	78	85
Total stock-based compensation expense	$33	$34	$108	$119

Income tax benefits	(9)	(10)	(30)	(34)

Total stock-based compensation expense, net of tax	$24	$24	$78	$85
Note 17 – Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans (post-retirement benefits), defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the plans

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

includes the following components for the three and nine months ended January 24, 2014 and January 25, 2013:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Three months ended		Three months ended		Three months ended
(in millions)	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Service cost	$27	$26	$13	$11	$5	$5
Interest cost	24	23	7	7	4	4
Expected return on plan assets	(35)	(32)	(8)	(8)	(5)	(4)
Amortization of net actuarial loss	21	18	3	2	—	1
Net periodic benefit cost	$37	$35	$15	$12	$4	$6

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Nine months ended		Nine months ended		Nine months ended
(in millions)	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Service cost	$81	$78	$41	$33	$15	$15
Interest cost	72	69	21	21	10	12
Expected return on plan assets	(105)	(96)	(26)	(24)	(15)	(12)
Amortization of net actuarial loss	63	54	7	6	—	3
Net periodic benefit cost	$111	$105	$43	$36	$10	$18

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

(in millions)	Unrealized Gain (Loss) on Available-for-Sale Securities		Cumulative Translation Adjustments (a)	Net Change in Retirement Obligations		Unrealized Gain (Loss) on Derivatives		Total Accumulated Other Comprehensive Loss
Balance as of April 26, 2013, net of tax	$97		$205	$(852)		$58		$(492)
Other comprehensive (loss) income before reclassifications, before tax	(142)		1	(2)		(37)		(180)
Tax benefit (expense)	51		—	—		14		65
Other comprehensive (loss) income before reclassifications, net of tax	(91)		1	(2)		(23)		(115)
Reclassifications, before tax	(56)		—	70		(31)		(17)
Tax benefit (expense)	20		—	(25)		11		6
Reclassifications, net of tax	(36)	(b)	—	45	(c)	(20)	(d)	(11)
Other comprehensive (loss) income, net of tax	(127)		1	43		(43)		(126)
Balance as of January 24, 2014, net of tax	$(30)		$206	$(809)		$15		$(618)

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
Litigation with Edwards Lifesciences, Inc.
On March 19, 2010, the U.S. District Court for the District of Delaware added Medtronic CoreValve LLC (CoreValve) as a party to litigation pending between Edwards and CoreValve, Inc. In the litigation, Edwards asserted that CoreValve’s transcatheter aortic valve replacement product infringed three U.S. “Andersen” patents owned by Edwards. Before trial, the court granted summary judgment to Medtronic as to two of the three patents. Following a trial, on April 1, 2010 a jury found that CoreValve willfully infringed a claim on the remaining “Andersen” patent and awarded total lost profit and royalty damages, as of that time, of $74 million. On November 13, 2012, the Court of Appeals for the Federal Circuit upheld the jury verdict and remanded to the District Court to reconsider issuing an injunction. Medtronic petitioned for certiorari to the United States Supreme Court, but the petition was denied on October 7, 2013. Motions made by Edwards for permanent and preliminary injunction, as well as damages, remain pending in the Delaware District Court. Medtronic recorded an expense of $245 million related to probable and reasonably estimated damages for this matter in the second quarter of fiscal year 2013, of which $84 million was paid on February 28, 2013. On March 12, 2010, Edwards served a second lawsuit in the Delaware court upon CoreValve, Medtronic Vascular, and Medtronic, asserting that Medtronic's transcatheter aortic valve replacement product from CoreValve infringed three U.S. “Andersen” patents owned by Edwards, including two of the patents that were the subject of the first lawsuit. Medtronic has moved to dismiss the lawsuit.
On January 15, 2014, the Delaware court found that the CoreValve transcatheter aortic valve replacement product willfully infringed on a “Cribier” patent, with a jury award in the amount of $394 million. Medtronic will appeal this ruling. The Company has not recorded an expense related to damages in connection with the second “Andersen” matter or the “Cribier” matter because any potential loss in either matter is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from these matters.
Edwards has also brought actions in Europe alleging patent infringement. Edwards previously asserted that the CoreValve product infringed an “Andersen” patent in Germany and the United Kingdom, which is a counterpart to the U.S. “Andersen” patents. Courts in both countries found that the CoreValve product does not infringe the European “Andersen” patent and dismissed both cases. On August 30, 2012, Edwards commenced a proceeding in Mannheim, Germany, alleging that Medtronic's CoreValve transcatheter valve infringes three European patents and seeking injunctive and other relief. On June 14, 2013, the Mannheim court dismissed Edwards' case on the merits that Medtronic's CoreValve transcatheter valve infringes the

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

“Cribier” patent. On July 12, 2013, the Mannheim court found that Medtronic's CoreValve transcatheter valve infringes the “Spenser” patent and issued an injunction against Medtronic's sale or use of the CoreValve product in Germany. Medtronic appealed the court's finding of infringement. On August 26, 2013, Edwards posted a 50 million Euro bond, as mandated by the court, to enforce the injunction. On November 14, 2013, the appeals court in Karlsruhe stayed the injunction based on the likelihood that the “Spenser” patent would be found to be invalid. Medtronic is also challenging the validity of the “Spenser” patent with the European Patent Office (EPO). The EPO has scheduled a hearing on March 5-6, 2014 to determine the “Spenser” patent’s validity. The Mannheim court stayed a third proceeding that had been scheduled for trial on December 20, 2013, involving a related “Cribier” patent, until EPO proceedings conclude regarding the validity of the first “Cribier” patent which was revoked by the Opposition Division of the EPO on December 17, 2013. The Company has not recorded an expense related to damages in connection with this matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.
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
INFUSE Product Liability Litigation
As of the end of the third quarter of fiscal year 2014, plaintiffs have filed approximately 700 lawsuits against the Company in the U.S. state and federal courts, reflecting approximately 1,000 individual personal injury claims from the INFUSE bone graft product. Certain law firms have advised the Company that they may bring a large number of similar claims against the Company in the future. The Company has not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from these matters.
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
Mirowski
Medtronic is a licensee to the RE 38,119 patent ('119 Patent) and RE 38,897 patent ('897 Patent) owned by Mirowski Family Ventures, LLC (Mirowski) relating to the treatment of hemodynamic dysfunction. Medtronic and Mirowski dispute the application of the '119 and '897 Patents to certain Medtronic cardiac resynchronization products. On December 17, 2007, Medtronic filed an action in U.S. District Court for the District of Delaware seeking a declaration that none of its products infringe any valid claims of either the '119 or '897 Patents. If certain conditions are fulfilled, the '119 and/or '897 Patents are determined to be valid, and the Medtronic products are found to infringe the '119 and/or '897 Patents, Medtronic will be obligated to pay royalties to Mirowski based upon sales of certain cardiac resynchronization therapy-defibrillator (CRT-D) products. On March 30, 2011, the trial court entered a judgment of non-infringement in Medtronic's favor. On September 16, 2012, the Federal Circuit reversed and remanded the trial court's decision for a new trial, based on its holding that the trial court did not properly allocate the burden of proof in the initial proceedings. Medtronic's petition for certiorari to the United States Supreme Court was granted, and on January 22, 2014, the Supreme Court reversed the Federal Circuit’s decision regarding the

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

burden of proof and remanded the case to the Federal Circuit for further proceedings. The Company has not recorded an expense pursuant to U.S. GAAP requirements in connection with this matter because any loss is not probable or reasonably estimable. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.
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
On September 16, 2009, the Company received a subpoena from the Office of Inspector General for the Department of Health and Human Services in the Eastern District of California requesting production of documents relating to the Company's cardiac rhythm medical devices, including revenue, sales, marketing, and promotional documents, documents relating to reimbursement communications to customers pertaining to the devices, documents relating to scientific studies and registries pertaining to the devices, and documents relating to payments or items of value provided to customers. The Company is fully cooperating with this inquiry and has recorded an expense of $10 million, related to probable and reasonably estimated damages, during the nine months ended January 24, 2014.
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
On December 3, 2013, the Company received a subpoena for records from the United States Attorney’s Office for the District of Minnesota related to the same topic addressed in its letter of May 6, 2013, requesting information relating to the Company's compliance with the Trade Agreements Act. The Company is fully cooperating with this inquiry.
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
Note 20 – Segment and Geographic Information
Segment information
The Company’s management evaluates performance and allocates resources based on profit and loss from operations before income taxes and interest expense, net, not including special charges, restructuring (credits) charges, net, certain litigation charges, net, and acquisition-related items. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 26, 2013.
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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. Net sales and earnings before income taxes by reportable segment are as follows:

	Three months ended		Nine months ended
(in millions)	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Cardiac and Vascular Group	$2,119	$2,100	$6,478	$6,352
Restorative Therapies Group	1,608	1,550	4,764	4,659
Diabetes Group	436	377	1,198	1,119
Total Net Sales	$4,163	$4,027	$12,440	$12,130

	Three months ended		Nine months ended
(in millions)	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Cardiac and Vascular Group	$663	$687	$2,177	$2,093
Restorative Therapies Group	454	441	1,318	1,284
Diabetes Group	128	107	310	306
Total Reportable Segments’ Earnings Before Income Taxes	1,245	1,235	3,805	3,683
Special charges	—	—	(40)	—
Restructuring credits (charges), net	15	—	(3)	—
Certain litigation charges, net	—	—	(24)	(245)
Acquisition-related items	(200)	55	(104)	44
Interest expense, net	(25)	(46)	(98)	(103)
Corporate	(80)	(89)	(312)	(282)
Earnings Before Income Taxes	$955	$1,155	$3,224	$3,097
The following table presents the Company’s net assets by reportable segment:

(in millions)	January 24, 2014	April 26, 2013
Cardiac and Vascular Group	$7,262	$6,941
Restorative Therapies Group	9,893	10,058
Diabetes Group	1,829	1,857
Total Net Assets of Reportable Segments	18,984	18,856
Short-term borrowings	(2,618)	(910)
Long-term debt	(9,601)	(9,741)
Corporate	12,589	10,466
Total Net Assets	$19,354	$18,671

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Geographic information
Net sales to external customers by geography are as follows:

	Three months ended		Nine months ended
(in millions)	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
United States	$2,265	$2,171	$6,788	$6,687
Europe and Canada	1,058	1,020	3,138	2,998
Asia-Pacific	642	660	1,931	1,926
Other Foreign	198	176	583	519
Total Net Sales	$4,163	$4,027	$12,440	$12,130
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic, Inc. and its subsidiaries (Medtronic or the Company). For a full understanding of financial condition and results of operations, you should read this discussion along with management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended April 26, 2013. In addition, you should read this discussion along with our condensed consolidated financial statements and related notes thereto as of January 24, 2014.
Financial Trends
Throughout this management’s discussion and analysis, you will read about transactions or events that materially contribute to or reduce earnings and materially affect financial trends. We refer to these transactions and events as special charges (such as contributions to The Medtronic Foundation), restructuring (credits) charges, net, certain litigation charges, net, acquisition-related items, or certain tax adjustments. These charges, or benefits, result from facts and circumstances that vary in frequency and/or impact operations. While understanding these charges or benefits is important to understanding and evaluating financial trends, other transactions or events may also have a material impact on financial trends. A complete understanding of the special charges, restructuring (credits) charges, net, certain litigation charges, net, acquisition-related items, and certain tax adjustments is necessary in order to estimate the likelihood that such financial trends will continue.
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
Net earnings for the third quarter of fiscal year 2014 were $762 million, or $0.75 per diluted share, as compared to net earnings of $988 million, or $0.97 per diluted share for the same period in the prior fiscal year, representing a decrease of 23 percent for both. Net earnings for the three months ended January 24, 2014 included an after-tax reversal of excess restructuring reserves and acquisition-related items that decreased net earnings by $154 million ($185 million pre-tax). Net earnings for the three months ended January 25, 2013 included after-tax acquisition-related items that increased net earnings by $57 million ($55 million pre-tax). See further discussion of these items in the “Special Charges, Restructuring (Credits) Charges, Net, Certain Litigation Charges, Net, and Acquisition-Related Items” section of this management’s discussion and analysis.
Net earnings for the nine months ended January 24, 2014 were $2.617 billion, or $2.58 per diluted share, as compared to net earnings of $2.498 billion, or $2.43 per diluted share for the same period in the prior fiscal year, representing an increase of 5 percent and 6 percent, respectively. Net earnings for the nine months ended January 24, 2014 included after-tax special charges, restructuring (credits) charges, net, certain litigation charges, net, and acquisition-related items that decreased net earnings by an aggregate of $116 million ($171 million pre-tax). Net earnings for the nine months ended January 25, 2013 included after-tax certain litigation charges, net, and acquisition-related items that decreased net earnings by $189 million ($201 million pre-tax). See further discussion of these items in the “Special Charges, Restructuring (Credits) Charges, Net, Certain Litigation Charges, Net, and Acquisition-Related Items” section of this management’s discussion and analysis.
The table below illustrates net sales by operating segment for the three and nine months ended January 24, 2014 and January 25, 2013:

	Three months ended			Nine months ended
(dollars in millions)	January 24, 2014	January 25, 2013	% Change	January 24, 2014	January 25, 2013	% Change
Cardiac and Vascular Group	$2,119	$2,100	1%	$6,478	$6,352	2%
Restorative Therapies Group	1,608	1,550	4	4,764	4,659	2
Diabetes Group	436	377	16	1,198	1,119	7
Total Net Sales	$4,163	$4,027	3%	$12,440	$12,130	3%
Net sales for the three and nine months ended January 24, 2014 were $4.163 billion and $12.440 billion, respectively, an increase of 3 percent compared to the same periods in the prior fiscal year. Foreign currency translation had an unfavorable impact of $41 million and $135 million on net sales for the three and nine months ended January 24, 2014, respectively, compared to the same periods in the prior fiscal year. The net sales increase for the three and nine months ended January 24, 2014 was driven by 1 percent and 2 percent growth in our Cardiac and Vascular Group, 4 percent and 2 percent growth, respectively, in our Restorative Therapies Group, and 16 percent and 7 percent growth, respectively, in our Diabetes Group compared to the same periods in the prior fiscal year. The Cardiac and Vascular Group’s performance for the three and nine months ended January 24, 2014 was primarily a result of strong net sales in AF and Other, and solid growth in Structural Heart and Endovascular, partially offset by declines in CRDM pacing systems and Coronary. Additionally, the Cardiac and Vascular Group’s performance for the three and nine months ended January 24, 2014 was favorably affected by new products and the acquisition of Cardiocom on August 7, 2013, partially offset by pricing pressures. The Restorative Therapies Group’s performance for the three and nine months ended January 24, 2014 was favorably impacted by strong net sales in Surgical Technologies and growth in Neuromodulation, partially offset by declines in Spine, primarily driven by BMP (composed of INFUSE bone graft (InductOs in the European Union)) and balloon kyphoplasty (BKP). The Diabetes Group’s performance for the three and nine months ended January 24, 2014 was due to strong net sales in the U.S driven by the launch of the MiniMed 530G System with Enlite Sensor as well as strong net sales in international markets driven by continued adoption and use of the Veo insulin pump with low-glucose suspend and Enlite continuous glucose monitoring (CGM) sensor. See our discussion in the “Net Sales” section of this management’s discussion and analysis for more information on the results of our operating segments.
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
In the event there is a special charge, restructuring (credits) charge, net, certain litigation charge, net, and/or acquisition-related items recognized in our operating results, the tax cost or benefit attributable to that item is separately calculated and recorded. Because the effective rate can be significantly impacted by these discrete items that take place in the period, we often refer to our tax rate using both the effective rate and the non-GAAP nominal tax rate. The non-GAAP nominal tax rate is defined as the income tax provision as a percentage of earnings before income taxes, excluding special charges, restructuring (credits) charges, net, certain litigation charges, net, acquisition-related items, and certain tax adjustments. We believe this resulting non-GAAP financial measure provides useful information to investors because it excludes the effect of these discrete items so that investors can compare our recurring results over multiple periods. Investors should consider this non-GAAP measure in addition to, and not as a substitute for, financial performance measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP financial measure may not be the same or similar to measures presented by other companies.
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
The Company’s overall tax rate including the tax impact of special charges, restructuring (credits) charges, net, certain litigation charges, net, and acquisition-related items resulted in an effective tax rate of 20.2 percent and 18.8 percent for the three and nine months ended January 24, 2014, respectively. Excluding the impact of the special charges, restructuring (credits) charges, net, certain litigation charges, net and acquisition-related items for the three and nine months ended January 24, 2014, our operational and tax strategies have resulted in a non-GAAP nominal tax rate of 19.6 percent and 19.5 percent, respectively, versus the U.S. Federal statutory rate of 35.0 percent. An increase in our nominal tax rate of 1 percent would result in an additional income tax provision for the three and nine months ended January 24, 2014 of approximately $11 million and $34 million, respectively. See discussion of our tax rate and the tax adjustments in the “Income Taxes” section of this management’s discussion and analysis.
Valuation of Other Intangible Assets, Including IPR&D, Goodwill, and Contingent Consideration
When we acquire a business, the assets acquired, including IPR&D, and liabilities assumed are recorded at their respective fair values as of the acquisition date. Our policy defines IPR&D as the fair value of those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the fair value of intangible assets, including IPR&D, acquired as part of a business combination requires us to make significant estimates. These estimates include the amount and timing of projected future cash flows, the discount rate used to discount those cash flows to present value, the assessment of the asset’s life cycle, and the consideration of legal, technical, regulatory, economic, and competitive risks. The fair value assigned to other intangible assets, including IPR&D, is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of measurement in accordance with accepted valuation standards.
IPR&D acquired in a business combination is capitalized as an indefinite-lived intangible asset. Development costs incurred after the acquisition are expensed as incurred. Upon receipt of regulatory approval, the indefinite-lived intangible asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the research and development project is subsequently abandoned, the indefinite-lived intangible asset is charged to expense. IPR&D acquired outside of a business combination is expensed immediately.
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
Goodwill is the excess of the purchase price (consideration transferred) over the estimated fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually in the third quarter or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our condensed consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. The results of our annual impairment test is discussed in Note 7 to the current period's condensed consolidated financial statements. Goodwill was $10.593 billion and $10.329 billion as of January 24, 2014 and April 26, 2013, respectively.

Other intangible assets include patents, trademarks, purchased technology, and IPR&D (since April 25, 2009). Intangible assets with a definite life are amortized on a straight-line or accelerated basis, as appropriate, with estimated useful lives ranging from three to 20 years. IPR&D is tested for impairment annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. We review other definite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. Our impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future revenue and expense growth rates, selection of appropriate discount rate, asset groupings, and other assumptions and estimates. We use estimates that are consistent with our business plans and a market participant view of the assets being evaluated. The results of our annual impairment test is discussed in Note 7 to the current period's condensed consolidated financial statements. Actual results may differ from our estimates due to a number of factors including, among others, changes in competitive conditions, timing of regulatory approval, results of clinical trials, changes in worldwide economic conditions, and fluctuations in foreign currency exchange rates. These risk factors are discussed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended April 26, 2013. Other intangible assets, net of accumulated amortization, were $2.372 billion and $2.673 billion as of January 24, 2014 and April 26, 2013, respectively.
Contingent consideration is recorded at the acquisition date at the estimated fair value of the contingent consideration for all acquisitions subsequent to April 24, 2009. The acquisition date fair value is measured based on the consideration expected to be transferred (probability-weighted), discounted back to present value. The discount rate used is determined at the time of measurement in accordance with accepted valuation methods. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within acquisition-related items in our condensed consolidated statements of earnings. Changes to the fair value of contingent consideration can result from changes in discount rates, the timing and amount of revenue estimates, or in the timing or likelihood of achieving the milestones which trigger payment. Using different valuation assumptions including revenue or cash flow projections, growth rates, discount rates, or probabilities of achieving the milestones result in different fair value measurements, future amortization expense, and expense in the current or future periods. Contingent consideration was $66 million and $142 million as of January 24, 2014 and April 26, 2013, respectively.
NEW ACCOUNTING PRONOUNCEMENTS
Information regarding new accounting pronouncements is included in Note 2 to the current period’s condensed consolidated financial statements.
ACQUISITIONS
Three and nine months ended January 24, 2014
On December 30, 2013, we acquired TYRX, a privately held developer of antibiotic drug and implanted medical device combinations. TYRX's products include those designed to reduce surgical site infections associated with implantable pacemakers, defibrillators, and spinal cord neurostimulators. Under the terms of the agreement, the transaction included an initial up-front payment of $159 million, representing a purchase price amount that was net of acquired cash, including the assumption and settlement of existing TYRX debt and direct acquisition costs. Total consideration for the transaction was approximately $222 million, which included estimated fair values for product development-based and revenue-based contingent consideration of $25 million and $35 million, respectively. The product development-based contingent consideration includes a future potential payment of $40 million upon achieving certain milestones, and the revenue-based contingent consideration payments would be equal to TYRX's actual annual revenue growth for our fiscal years 2015 and 2016.
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

NET SALES
The table below illustrates net sales by product line and operating segment for the three and six months ended January 24, 2014 and January 25, 2013:

	Three months ended			Nine months ended
(dollars in millions)	January 24, 2014	January 25, 2013	% Change	January 24, 2014	January 25, 2013	% Change
Defibrillation Systems	$655	$654	—%	$2,023	$2,019	—%
Pacing Systems	439	459	(4)	1,389	1,401	(1)
AF and Other	90	58	55	238	171	39
CARDIAC RHYTHM DISEASE MANAGEMENT	1,184	1,171	1	3,650	3,591	2
CORONARY	436	445	(2)	1,298	1,307	(1)
STRUCTURAL HEART	281	272	3	875	823	6
ENDOVASCULAR	218	212	3	655	631	4
TOTAL CARDIAC AND VASCULAR GROUP	2,119	2,100	1	6,478	6,352	2
Core Spine	631	639	(1)	1,906	1,932	(1)
BMP	113	114	(1)	347	388	(11)
SPINE	744	753	(1)	2,253	2,320	(3)
NEUROMODULATION	478	447	7	1,386	1,320	5
SURGICAL TECHNOLOGIES	386	350	10	1,125	1,019	10
TOTAL RESTORATIVE THERAPIES GROUP	1,608	1,550	4	4,764	4,659	2
DIABETES GROUP	436	377	16	1,198	1,119	7
TOTAL	$4,163	$4,027	3%	$12,440	$12,130	3%
Net sales for the three and nine months ended January 24, 2014 were unfavorably impacted by foreign currency translation of $41 million and $135 million, respectively, when compared to the same periods of the prior fiscal year. The primary exchange rate movements that impacted our consolidated net sales growth were the U.S. dollar as compared to the Euro and Japanese Yen. The impact of foreign currency fluctuations on net sales was not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk”, Note 9 to the current period’s condensed consolidated financial statements, and our Annual Report on Form 10-K for the year ended April 26, 2013 for further details on foreign currency instruments and our related risk management strategies.
Cardiac and Vascular Group
The Cardiac and Vascular Group is composed of the CRDM, Coronary, Structural Heart, and Endovascular businesses. The Cardiac and Vascular Group’s products include pacemakers, implantable defibrillators, leads and delivery systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation (AF), information systems for the management of patients with CRDM devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, therapies for uncontrolled hypertension, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group’s net sales for the three and nine months ended January 24, 2014 were $2.119 billion and $6.478 billion, an increase of 1 percent and 2 percent, respectively, compared to the same periods in the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three and nine months ended January 24, 2014 of $28 million and $93 million, respectively, compared to the same periods in the prior fiscal year. The Cardiac and Vascular Group’s performance for the three and nine months ended January 24, 2014 was primarily a result of strong net sales in AF and Other, and solid growth in Structural Heart and Endovascular, partially offset by declines in CRDM pacing systems and Coronary. Additionally, the Cardiac and Vascular Group’s performance for the three and nine months ended January 24, 2014 was favorably affected by new products and the August 2013 acquisition of Cardiocom, partially offset by pricing pressures. See the more detailed discussion of each business’s performance below.

CRDM net sales for the three and nine months ended January 24, 2014 were $1.184 billion and $3.650 billion, respectively, an increase of 1 percent and 2 percent, respectively, compared to the same periods in the prior fiscal year. Net sales of our defibrillation system products for the three and nine months ended January 24, 2014 were flat primarily due to slight increases in international market growth rates and market share gains, offset by declines in the U.S. market. In addition, the flat results for the three and nine months ended January 24, 2014 were due to increased inventory levels at U.S. hospitals, as well as the continued acceptance of our shock reduction and lead integrity alert technologies, and our recently launched Viva/Brava family of CRT-D devices and Evera family of ICDs. This growth was offset by unfavorable foreign currency translation, declines in U.S. implant volumes and continued pricing pressures in certain international markets. Worldwide net sales of our pacing system products for the three and nine months ended January 24, 2014 declined slightly primarily due to unfavorable foreign currency translation, declines in the U.S. market, and pricing pressures in certain international markets. Sales of our recently launched Advisa DR MRI SureScan in the U.S. and Japan in the fourth and second quarters of fiscal year 2013, respectively, partially offset the declines. Worldwide net sales of our AF and Other products for the three and nine months ended January 24, 2014 increased primarily due to the continued global acceptance of the Arctic Front Cardiac CryoAblation Catheter (Arctic Front) system. The acquisition of Cardiocom also contributed to the CRDM net sales growth for the three and nine months ended January 24, 2014.
Coronary net sales for the three and nine months ended January 24, 2014 were $436 million and $1.298 billion, respectively, a decrease of 2 percent and 1 percent, respectively, compared to the same periods in the prior fiscal year. The decrease in Coronary net sales for the three and nine months ended January 24, 2014 was primarily driven by unfavorable foreign currency translation and pricing pressures in the U.S., Western Europe, and India, partially offset by worldwide share gains in drug-eluting stents, driven by the continued strength of our Resolute Integrity drug-eluting coronary stent. Resolute Integrity’s deliverability and unique diabetes indication has continued to receive strong customer acceptance. We received U.S. FDA approval for longer lengths of this product in the fourth quarter of fiscal year 2013 and launched small vessel sizes of this product in Japan in the second quarter of fiscal year 2014.
Structural Heart net sales for the three and nine months ended January 24, 2014 were $281 million and $875 million, respectively, an increase of 3 percent and 6 percent, respectively, compared to the same periods in the prior fiscal year. The increase in Structural Heart net sales for the three and nine months ended January 24, 2014 was primarily driven by strong sales of the CoreValve transcatheter aortic heart valves in Western Europe and of our perfusion system and blood management products in emerging markets. For the three and nine months ended January 24, 2014 growth was partially offset by declines in our cardiopulmonary product lines driven principally by a competitor's full reentry into the market following a supply disruption and by unfavorable foreign currency translation. Related to patent litigation with Edwards and pursuant to an injunction, Medtronic was prohibited from commercially marketing or selling the CoreValve product in Germany from August 26, 2013 to November 20, 2013. Accelerated customer demand in Germany during the first quarter of fiscal year 2014 in anticipation of this injunction also partially offset growth for the three months ended January 24, 2014. For additional information on this patent litigation, see Note 19 to the current period’s condensed consolidated financial statements.
Endovascular net sales for the three and nine months ended January 24, 2014 were $218 million and $655 million, respectively, an increase of 3 percent and 4 percent, respectively, compared to the same periods in the prior fiscal year. The increase in Endovascular net sales for the three and nine months ended January 24, 2014 was driven by strong sales of our Valiant Captivia Thoracic Stent Graft System, as well as the launch of the Endurant II Abdominal Aortic Aneurysm (AAA) Stent Graft System in Japan in the first quarter of fiscal year 2014. For the three and nine months ended January 24, 2014, growth was partially offset by the divestiture of a reentry catheter product line, the impact of removing a peripheral below-the-knee product from the market, unfavorable foreign currency translation and increased competitive and pricing pressures in the U.S, Western Europe, and Japan.
Looking ahead, we expect our Cardiac and Vascular Group could be impacted by the following:

•
Increasing competition, fluctuations in foreign currency, and continued pricing pressures. We have seen less pricing pressure in fiscal year 2014 with the launch of several new products and believe our new technologies may continue to partially mitigate near-term pricing pressures.

•
Acceptance of Cardiocom's integrated solutions for the management of chronic diseases such as heart failure, diabetes, and hypertension. Cardiocom was acquired in August 2013. In the third quarter of fiscal year 2014, Cardiocom launched Re30, a 30-day readmission reduction program focused on minimizing heart failure readmission penalties for U.S. hospitals.

•
Acceptance of our Hospital Solutions business. Hospital Solutions provides a unique service offering, whereby we enter into long-term contracts with hospitals to upgrade and more effectively manage their cath lab and hybrid operating rooms.

•
Integration of TYRX into the Cardiac Vascular Group. TYRX was acquired in January 2014. We believe that this proprietary technology reduces infections that can result from device implants. We intend to leverage this technology initially in CRDM, and ultimately in other businesses such as Neuromodulation.

•
Continued acceptance and future growth from the Evera family of ICDs, which received Conformité Européene (CE) Mark approval in February 2013 and U.S. FDA and Japan PMDA approval in May 2013. The Evera family of ICDs have increased battery longevity, advanced shock reduction technology, and a contoured shape with thin, smooth edges that better fits inside the body.

•
Continued acceptance and future growth from the Viva/Brava family of CRT-D devices and the Attain Performa portfolio of quadripolar leads. The Viva/Brava family of CRT-D devices utilizes a new algorithm, called AdaptivCRT, which improves patients’ response rates to CRT-D therapy by preserving the patients’ normal heart rhythms and continually adapts to individual patient needs. Our Viva/Brava CRT-D devices received CE Mark approval in August 2012, received U.S. FDA approval in May 2013, and launched in Japan in the third quarter of fiscal year 2014. Paired with Viva/Brava Quad CRT-D, Attain Performa leads provide additional options for physicians to optimize patient therapy. Our Attain Performa left-heart leads received CE Mark approval in March 2013 and launched in Japan in the third quarter of fiscal year 2014.

•
Continued acceptance and future growth from the Advisa DR MRI SureScan pacing system. The Advisa DR MRI SureScan is our second-generation magnetic resonance imaging (MRI) pacing system and is the first system to combine advanced pacing technology with proven MRI access. The Advisa DR MRI SureScan was launched in Europe during the fourth quarter of fiscal year 2010, in Japan in the second quarter of fiscal year 2013, and in the U.S. in February 2013. In the third quarter of fiscal year 2014, we received expanded labeling for full body MRI scans from the U.S. FDA.

•	We launched Reveal LINQ, our next-generation insertable loop recorder, in international markets in the third quarter of fiscal year 2014 and received U.S. FDA approval in February 2014.

•
Continued and future growth from the Arctic Front system, including the second generation Arctic Front Advance Cardiac Cryoballoon launched in the second fiscal quarter of fiscal year 2013. The Arctic Front system is a cryoballoon indicated for the treatment of drug refractory paroxysmal atrial fibrillation. The cryoballoon treatment involves a minimally invasive procedure that efficiently creates circumferential lesions around the pulmonary vein, which studies have indicated is the source of erratic electrical signals that cause irregular heartbeat.

•
In January 2014, we announced our U.S. pivotal trial in renal denervation for treatment-resistant hypertension, Symplicity HTN-3, failed to meet its primary efficacy endpoint, while its primary safety endpoint was achieved. Based on the results of the trial, we have suspended enrollment of our renal denervation hypertension trials that are being conducted in the U.S., Japan, and India. Revenue for renal denervation is now annualizing at less than $20 million. We are still evaluating the long-term strategy of our renal denervation therapy.

•
Continued acceptance of the Resolute Integrity drug-eluting coronary stent and the Integrity bare metal stent. Also, in February 2013, the U.S. FDA approved longer lengths of our Resolute Integrity drug-eluting coronary stent, providing access to a larger portion of the U.S. drug-eluting stent market. We launched small vessel sizes and longer lengths of our Resolute Integrity drug-eluting coronary stent in Japan during the second and third quarters of fiscal year 2014, respectively. The global stent market continues to experience year-over-year declines, including increasing pricing pressure resulting from government austerity programs and reimbursement cuts in Western Europe and India.

•
Continued acceptance of our CoreValve transcatheter heart valve technologies for the replacement of the aortic valve. The CoreValve 31 millimeter received CE Mark approval in the first quarter of fiscal year 2012. The CoreValve Evolut 23 millimeter valve, which promotes better sealing and provides future recapturability, was launched in Europe in the first quarter of fiscal year 2013. The CoreValve System received CE Mark approval and is currently available outside the U.S. On January 17, 2014, we received U.S. FDA approval for our CoreValve transcatheter aortic heart valve for extreme risk patients in the U.S. We expect U.S. approval for high risk patients by mid-fiscal year 2015. Additionally, patent litigation is pending in both the U.S. and Germany, including motions for injunctions in the U.S.

•
Continued worldwide growth of the Valiant Captivia Thoracic Stent Graft System. The Valiant Captivia Thoracic Stent Graft System was launched in the U.S. in the fourth quarter of fiscal year 2012 and in Japan and China in the first quarter of fiscal year 2013. We received FDA approval of a dissection indication for the Valiant Captivia Thoracic Stent Graft System in January 2014.

•
Continued and future acceptance of the Endurant II AAA Stent Graft System. Our Endurant II AAA Stent Graft System was launched in Europe in the third quarter of fiscal year 2012, in the U.S. in the first quarter of fiscal year 2013, and in Japan in the first quarter of fiscal year 2014.

Restorative Therapies Group
The Restorative Therapies Group is composed of the Spine, Neuromodulation, and Surgical Technologies businesses. The Restorative Therapies Group includes products for various areas of the spine, bone graft substitutes, biologic products, trauma, implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, obsessive-compulsive disorder (OCD), overactive bladder, urinary retention, fecal incontinence and gastroparesis, products to treat conditions of the ear, nose, and throat, and systems that incorporate advanced energy surgical instruments. Additionally, this group manufactures and sells image-guided surgery and intra-operative imaging systems. The Restorative Therapies Group’s net sales for the three and nine months ended January 24, 2014 were $1.608 billion and $4.764 billion, an increase of 4 percent and 2 percent, respectively, compared to the same periods in the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three and nine months ended January 24, 2014 of $13 million and $45 million, respectively, compared to the same periods in the prior fiscal year. The Restorative Therapies Group’s performance for the three and nine months ended January 24, 2014 was favorably impacted by strong net sales in Surgical Technologies and growth in Neuromodulation, partially offset by declines in Spine, primarily driven by BMP and BKP. See the more detailed discussion of each business’s performance below.
Spine net sales for the three and nine months ended January 24, 2014 were $744 million and $2.253 billion, a decrease of 1 percent and 3 percent, respectively, compared to the same periods in the prior fiscal year. The decrease in Spine's net sales for the three months ended January 24, 2014 was primarily driven by unfavorable foreign currency translation and declines in BKP. Net sales in BKP for the three and nine months ended January 24, 2014 declined 9 percent compared to the same periods in the prior fiscal year due to increased competition, pricing pressures, and reimbursement challenges with select payers. The decrease in Spine's net sales for the nine months ended January 24, 2014 was primarily driven by unfavorable foreign currency translation and declines in BMP and BKP of 11 percent and 9 percent, respectively. Significant declines in U.S. sales of INFUSE bone graft have continued since the June 2011 articles in The Spine Journal, as further described below. In addition, some surgeons continue to reduce their usage through both patient selection and the use of smaller kits. For the three months ended January 24, 2014, net sales of BMP declined at a slower rate than recent periods, driven partially by a supply constraint that negatively impacted the third quarter of the prior fiscal year which resulted in certain sales shifting into the fourth quarter of last fiscal year. Core Spine net sales declined 1 percent for the three and nine months ended January 24, 2014 compared to the same periods in the prior fiscal year primarily due to unfavorable foreign currency translation and negative performance in BKP as discussed above, which were substantially offset by recent launches of our new products and therapies, including product line extensions to our Vertex platform, BRYAN artificial cervical disc, as well as the continued adoption of Solera and other biologics products. In the third quarter of fiscal year 2014, the U.S. Core Spine market continued to show signs of stabilization as it grew slightly during the quarter driven by increased procedural volumes. Core Spine also benefited from our focus on enabling technologies, including the O-Arm imaging system, StealthStation navigation, and Powerease powered surgical instruments. Our Kanghui orthopedics business in China continues to perform well and offset the revenue from our former joint venture with Shandong Weigao Group Medical Polymer Company Limited for the nine months ended January 24, 2014.
Neuromodulation net sales for the three and nine months ended January 24, 2014 were $478 million and $1.386 billion, an increase of 7 percent and 5 percent, respectively, compared to the same periods in the prior fiscal year. The increase in net sales for the three and nine months ended January 24, 2014 was primarily due to strong global growth of our Activa deep brain stimulation (DBS) systems for movement disorders driven by new implant growth, as well as strong performance from our conditionally safe SureScan MRI system during the three months ended January 24, 2014. We received U.S. FDA approval for our conditionally safe SureScan MRI system earlier than anticipated and transitioned manufacturing in the first quarter of fiscal year 2014 to the SureScan MRI system, resulting in supply constraints which continued through early in the second fiscal quarter of 2014. Growth in sales of our InterStim Therapy for overactive bladder, urinary retention, and bowel incontinence continued during the three and nine months ended January 24, 2014, although at a slower rate compared to the same periods in the prior fiscal year as a result of new non-device competitive therapies entering the market.
Surgical Technologies net sales for the three and nine months ended January 24, 2014 were $386 million and $1.125 billion, respectively, an increase of 10 percent compared to the same periods in the prior fiscal year. The increase in net sales for the three and nine months ended January 24, 2014 was driven by continued worldwide net sales growth across the portfolio of ENT, Neurosurgery, and Advanced Energy, partially offset by unfavorable foreign currency translation. Growth for the three and nine months ended January 24, 2014 was driven by strong sales of image guided surgery, power systems, monitoring,

O‑arm imaging systems, navigation, and the Aquamantys Transcollation and PEAK PlasmaBlade technologies, as well as by a related increase in general surgical procedures. Additionally, net sales for the nine months ended January 24, 2014 were positively impacted by the successful late fiscal year 2013 launches of the Trivantage EMG tube in the U.S. and Indigo high-speed otologic drill internationally.
Looking ahead, we expect our Restorative Therapies Group could be affected by the following:

•	Changes in procedural volumes, competitive and pricing pressure, reimbursement challenges, impacts from changes in the mix of our product offerings, and fluctuations in foreign currency.

•
Market acceptance and continued adoption of innovative new products, such as our Solera product line, Bryan ACD Instrument Set, second generation MAST MidLF set, and other biologics products, including MAGNIFUSE and GRAFTON products, and POWEREASE, a powered instrument solution for Solera.

•
Market acceptance of BKP. We remain focused on communicating the clinical and economic benefits for BKP. We will continue to tailor this product offering to meet market needs and respond to competitive challenges. We anticipate additional continued pricing pressures and competitive alternatives in the U.S. and European markets.

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

•
Adoption rates of stimulators and leads approved for full-body MRI scans to treat chronic pain in major markets around the world. Our European launch occurred in fiscal year 2013. U.S. FDA approval was received for the SureScan MRI system in the first quarter of fiscal year 2014 and the full launch began in the second quarter of fiscal year 2014. We also launched the SureScan MRI system in Japan in January 2014 and plan to launch the SureScan MRI system in Australia in the fourth quarter of fiscal year 2014.

•
Continued acceptance of the non-MRI pain stimulators to treat chronic pain, including RestoreSensor, which is currently available in the U.S. and certain international markets. RestoreSensor is a neurostimulator for chronic pain that automatically adjusts to the patients’ position changes.

•
Resolution of issues with the U.S. FDA relating to our Neuromodulation business. In July 2012, we received a U.S. FDA warning letter regarding findings related primarily to our Neuromodulation corrective and preventative action (CAPA) and complaint handling processes. We are currently working with the U.S. FDA to resolve the issues. This warning letter may limit our ability to launch certain new Neuromodulation products in the U.S. until it is resolved.

•
Continued and future acceptance of our current indications for Medtronic DBS Therapy for the treatment of movement disorders, epilepsy (approved in Europe), and OCD. The DBS Therapy portfolio includes Activa PC, our small and advanced primary cell battery, and Activa RC, a rechargeable DBS device.

•
Continued acceptance of InterStim Therapy for the treatment of the symptoms of overactive bladder, urinary retention, and bowel incontinence. We expect increased competition with new non-device therapies entering the market. We plan to launch InterStim Therapy for the treatment of the symptoms of bowel incontinence in Japan during the fourth quarter of fiscal year 2014.

•	Continued growth from Advanced Energy products and strategies to focus on its four core markets of orthopedic, spine, breast surgery, and CRDM replacements.

•	Continued acceptance of the Surgical Technologies StealthStation S7 and O-Arm Imaging Systems, including the recent Synergy Spine 2.1 and the O-Arm 3.1.6 releases.

•
Continued acceptance and growth of intraoperative nerve monitoring during surgical procedures utilizing the NIM-Response 3.0 during head and neck surgical procedures. Additionally, continued growth in nerve monitoring utilizing the NIM Eclipse system during spinal surgical procedures.

Diabetes Group
The Diabetes Group products include insulin pumps, CGM systems, insulin pump consumables, and therapy management software. The Diabetes Group’s net sales for the three and nine months ended January 24, 2014 were $436 million and $1.198 billion, an increase of 16 percent and 7 percent, respectively, over the same periods in the prior fiscal year. Foreign currency translation had a $3 million favorable impact on net sales for the nine months ended January 24, 2014 compared to the same period in the prior fiscal year. The Diabetes Group’s performance was primarily the result of 21 percent and 6 percent growth in the U.S. for the three and nine months ended January 24, 2014, respectively, compared to the same periods in the prior fiscal year. Growth in the U.S. was driven by the launch of the MiniMed 530G System with Enlite Sensor. Approval was obtained late in the second quarter of fiscal year 2014. As of January 24, 2014, we have $4 million of deferred revenue remaining related to customers who plan to upgrade in the fourth quarter of fiscal year 2014 to the MiniMed 530G System in the U.S. Net sales in the international markets increased 8 percent and 9 percent for the three and nine months ended January 24, 2014, respectively, compared to the same period in the prior fiscal year. The Diabetes Group's performance in international markets was favorably affected by the continued adoption and use of the Veo insulin pump with low-glucose suspend and Enlite CGM sensor. The Enlite sensor has been available in certain international markets since the fourth quarter of fiscal year 2011.
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

•
We are working with the U.S. FDA to address its questions on the Diabetes quality system, resulting from its recent audit. This warning letter may limit our ability to launch certain new diabetes products in the U.S. until it is resolved.

•	Acceptance and future growth from our next-generation pump system the MiniMed 640G. In the first half of fiscal year 2015, we expect to launch the MiniMed 640G pump system in international markets.

COSTS AND EXPENSES
The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended		Nine months ended
	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Cost of products sold	25.2%	24.8%	25.4%	24.7%
Research and development expense	8.6	9.3	8.8	9.5
Selling, general, and administrative expense	34.9	34.8	34.6	34.8
Special charges	—	—	0.3	—
Restructuring (credits) charges, net	(0.4)	—	—	—
Certain litigation charges, net	—	—	0.2	2.0
Acquisition-related items	4.8	(1.4)	0.8	(0.4)
Amortization of intangible assets	2.1	2.2	2.1	2.0
Other expense, net	1.1	0.4	1.0	1.0
Interest expense, net	0.6	1.1	0.8	0.8
Cost of Products Sold
Cost of products sold as a percent of net sales was higher than our historical levels and increased 0.4 percentage points and 0.7 of a percentage point for the three and nine months ended January 24, 2014, respectively, compared to the same periods in the prior fiscal year. Cost of products sold as a percent of net sales in the three and nine months ended January 24, 2014 was negatively impacted primarily by unfavorable foreign currency and additional spending to address quality issues in the Neuromodulation business and Diabetes Group. The additional spending to address quality issues is expected to continue until the issues are resolved. However, our cost of materials was flat year-over-year for both periods. We continue to mitigate pricing pressure through our five-year $1.2 billion cost of products sold reduction program.
Research and Development
We have continued to invest in new technologies to drive future growth. Research and development expense for the three and nine months ended January 24, 2014 was $360 million and $1.092 billion, respectively. For the three and nine months ended January 24, 2014, research and development expense as a percent of net sales decreased 0.7 of a percentage point as compared to the same periods of the prior fiscal year. The decrease for the three and nine months ended January 24, 2014 was driven by a shift in research and development resources to investment in product support to enhance our quality systems in the Neuromodulation business and Diabetes Group, which is expected to continue until the enhancements are complete.
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
Selling, General, and Administrative
Selling, general, and administrative expense for the three and nine months ended January 24, 2014 was $1.454 billion and $4.308 billion, respectively. For the three and nine months ended January 24, 2014, selling, general, and administrative expense as a percent of net sales increased 0.1 of a percentage point and decreased 0.2 of a percentage point, respectively, compared to the same periods of the prior fiscal year. For the three and nine months ended January 24, 2014, selling, general, and administrative expense as a percent of net sales was positively impacted by our continued focus on several initiatives to leverage our expenses while continuing to invest in new product launches and investing in our sales force in faster growing businesses, products, and geographies. Unfavorable foreign currency for the three and nine months ended January 24, 2014 as well as additional spending due to the accelerated ramp of our U.S. CoreValve product sales force ahead of U.S. FDA approval during the three months ended January 24, 2014 partially offset the impact of our initiatives.

Special Charges, Restructuring (Credits) Charges, Net, Certain Litigation Charges, Net, and Acquisition-Related Items
Special charges, restructuring (credits) charges, net certain litigation charges, net, and acquisition-related items for the three and six months ended January 24, 2014 and January 25, 2013 were as follows:

	Three months ended		Nine months ended
(in millions)	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Special charges	$—	$—	$40	$—
Restructuring (credits) charges, net	(15)	—	3	—
Certain litigation charges, net	—	—	24	245
Acquisition-related items	200	(55)	104	(44)
Net tax impact of special charges, restructuring (credits) charges, net, certain litigation charges, net and acquisition-related items	(31)	(2)	(55)	(12)
Total special charges, restructuring (credits) charges, net, certain litigation charges, net and acquisition-related items, net of tax	$154	$(57)	$116	$189
Special Charges
During the nine months ended January 24, 2014, consistent with the Company's commitment to improving the health of people and communities throughout the world, the Company made a $40 million charitable contribution to the Medtronic Foundation, which is a related party non-profit organization.
During the three months ended January 24, 2014 and the three and nine months ended January 25, 2013, there were no special charges.
Restructuring (Credits) Charges, Net
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
During the three months ended January 24, 2014 and the three and nine months ended January 25, 2013, we did not incur any restructuring charges. In the third quarter of fiscal year 2014, the Company recorded a $15 million reversal of excess restructuring reserves related to the fiscal year 2013 initiative. The reversal was primarily a result of revisions to particular strategies and certain employees identified for elimination finding other positions within the Company.
Certain Litigation Charges, Net
We classify material litigation reserves and gains recognized as certain litigation charges, net. During the three months ended January 24, 2014, there were no certain litigation charges, net. During the nine months ended January 24, 2014, the Company recorded certain litigation charges, net of $24 million, which includes $12 million related to patent litigation and $12 million related to Other Matters litigation described in Note 19.
During the three months ended January 25, 2013, there were no certain litigation charges, net. During the nine months ended January 25, 2013, the Company recorded certain litigation charges, net of $245 million related to probable and reasonably estimated damages resulting from patent litigation with Edwards Lifesciences, Inc. See Note 19 for further information.

Acquisition-Related Items
During the three and nine months ended January 24, 2014, we recorded acquisition-related items of $200 million and $104 million, respectively, primarily including IPR&D and long-lived asset impairment charges of $236 million related to the Ardian acquisition and income of $39 million and $135 million, respectively, related to the change in fair value of contingent consideration associated with acquisitions subsequent to April 29, 2009. The Ardian impairment resulted from our January 2014 announcement that the U.S. pivotal trial in renal denervation for treatment-resistant hypertension, Symplicity HTN-3, failed to meet its primary efficacy endpoint. Based on the results of the trial, we have suspended enrollment of our renal denervation hypertension trials that are being conducted in the U.S., Japan, and India. These impairment charges recorded by us consisted of $192 million related to IPR&D and $44 million related to other long-lived assets. For additional information regarding these impairment assessments, refer to Note 7. The change in fair value of contingent consideration payments primarily related to adjustments in Ardian contingent consideration, which are based on annual revenue growth through fiscal year 2015. In the first quarter of fiscal year 2014, we recorded income of $96 million related to the change in fair value of contingent consideration payments due to slower a commercial ramp in Europe and an extended U.S. regulatory process. In the third quarter of fiscal year 2014, we recorded income of $39 million related to the change in fair value of contingent consideration payments based on the unfavorable U.S. pivotal trial results, as there is no projected revenue growth through fiscal year 2015 and no contingent consideration remains as of January 24, 2014.
During the three and nine months ended January 25, 2013, we recorded net income from acquisition-related items of $55 million and $44 million, respectively, including income of $70 million and $67 million, respectively, related to the change in fair value of contingent consideration associated with acquisitions subsequent to April 29, 2009. The change in fair value of contingent consideration payments was primarily related to the reduction in fair value of contingent consideration associated with the Ardian acquisition due to a slower commercial ramp in Europe. Additionally, during the three and nine months ended January 25, 2013, we incurred transaction costs of $10 million and $13 million, respectively, in connection with the acquisition of Kanghui and an IPR&D impairment charge of $5 million related to a technology recently acquired by the Structural Heart business. During the nine months ended January 25, 2013, we incurred $5 million of transaction costs related to the divestiture of the Physio-Control business.
Amortization of Intangible Assets
Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets consisting of patents, trademarks, tradenames, purchased technology, and other intangible assets. For the three and nine months ended January 24, 2014, amortization expense was $89 million and $263 million, respectively, as compared to $88 million and $247 million, respectively, for the same periods of the prior fiscal year. For the nine months ended January 24, 2014, the increase in amortization expense over the same period in the prior fiscal year of $16 million was primarily due to the third quarter fiscal year 2013 acquisition of Kanghui and the second quarter fiscal year 2014 acquisition of Cardiocom, partially offset by reduced ongoing amortization expense from certain intangible assets that became fully amortized.
Other Expense, Net
Other expense, net includes royalty income and expense, realized equity security gains and losses, realized foreign currency transaction and derivative gains and losses, impairment charges on equity securities, the Puerto Rico excise tax, and the U.S. medical device excise tax. For the three and nine months ended January 24, 2014, other expense, net was $45 million and $122 million, respectively, as compared to $17 million and $119 million, respectively, for the same periods in the prior fiscal year. For the three and nine months ended January 24, 2014, the net expense increased $28 million and $3 million, respectively, primarily due the impact of the U.S. medical device excise tax that went into effect January 1, 2013 and the impact of foreign currency gains and losses, partially offset by gains on certain available-for-sale marketable equity securities compared to the same period in the prior fiscal year. The increase for the nine months ended January 24, 2014, was partially offset by income from a license related to our Endovascular business. For the three and nine months ended January 24, 2014, total foreign currency gains recorded in other expense, net were $5 million and $37 million, respectively, compared to gains of $12 million and $5 million, respectively, in the same periods in the prior fiscal year.
Interest Expense, Net
Interest expense, net includes interest earned on our cash, cash equivalents, and investments, interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt discounts, the net realized and unrealized gain or loss on trading securities, ineffectiveness on interest rate derivative instruments, amortization of terminated interest rate swap agreements, and the net realized gain or loss on the sale or impairment of available-for-sale debt securities. For the three and nine months ended January 24, 2014, we had interest expense, net of $25 million and $98 million, respectively, as compared to

$46 million and $103 million, respectively, for the same periods of the prior fiscal year. The decrease in interest expense, net during the three and nine months ended January 24, 2014 was the result of decreased interest expense due to reduced amortization of debt discount as a result of the April 2013 repayment of $2.200 billion of Senior Convertible Notes, partially offset by new debt issued in March 2013 with lower interest rates. The decrease in interest expense, net during the three months ended January 24, 2014 was also due to increased interest income earned on higher investment balances.
INCOME TAXES

	Three months ended		Nine months ended
(dollars in millions)	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
Provision for income taxes	$193	$167	$607	$599
Effective tax rate	20.2%	14.5%	18.8%	19.3%
Net tax impact of special charges, restructuring (credits) charges, net, certain litigation charges, net, and acquisition-related items	(0.6)	0.9	0.7	(0.8)
Non-GAAP nominal tax rate(1)	19.6%	15.4%	19.5%	18.5%

(1)
Non-GAAP nominal tax rate is defined as the income tax provision as a percentage of earnings before income taxes, excluding special charges, restructuring (credits) charges, net, certain litigation charges, net, acquisition-related items, and certain tax adjustments. We believe that the resulting non-GAAP financial measure provides useful information to investors because it excludes the effect of these discrete items so that investors can compare our recurring results over multiple periods. Investors should consider this non-GAAP measure in addition to, and not as a substitute for, financial performance measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP financial measure may not be the same or similar to measures presented by other companies.

Our effective tax rates for the three and nine months ended January 24, 2014 were 20.2 percent and 18.8 percent, respectively, compared to 14.5 percent and 19.3 percent for the three and nine months ended January 25, 2013. The changes in our effective tax rates for the three and nine months ended January 24, 2014 were primarily due to the extension of the U.S. federal research and development tax credit on January 2, 2013 for calendar years 2012 and 2013, the tax impact of special charges, restructuring (credits) charges, net, certain litigation charges, net, acquisition-related items, the finalization of certain income tax returns, changes to uncertain tax position reserves, and the tax impact of foreign dividend distributions recorded during the nine months ended January 25, 2013.
Our non-GAAP nominal tax rates for the three and nine months ended January 24, 2014 were 19.6 percent and 19.5 percent, respectively, compared to 15.4 percent and 18.5 percent, respectively, for the three and nine months ended January 25, 2013. The changes in our non-GAAP nominal tax rates were primarily due to the extension of the U.S. federal research and development tax credit on January 2, 2013 for calendar years 2012 and 2013, the finalization of certain income tax returns, changes to uncertain tax position reserves, and the tax impact of foreign dividend distributions recorded during the nine months ended January 25, 2013.
As of January 24, 2014, there were no changes to significant unresolved matters with the U.S. Internal Revenue Service or foreign tax authorities from what we disclosed in our Annual Report on Form 10-K for the year ended April 26, 2013.
See Note 14 to the condensed consolidated financial statements for additional information.
LIQUIDITY AND CAPITAL RESOURCES

(dollars in millions)	January 24, 2014	April 26, 2013
Working capital	$14,754	$13,902
Current ratio*	3.6:1.0	4.5:1.0
Cash, cash equivalents, and current investments	$13,667	$11,130
Less: Short-term borrowings and long-term debt	$12,219	$10,651
Net cash position**	$1,448	$479

*	Current ratio is the ratio of current assets to current liabilities.
**
Net cash position is the sum of cash, cash equivalents, and current investments less short-term borrowings and long-term debt and excludes non-current investments that are not considered readily available to fund current operations.

As of January 24, 2014, we believe our strong balance sheet and liquidity provide us with flexibility for the future. We believe our existing cash and investments, as well as our $2.250 billion syndicated credit facility and related commercial paper program ($1.710 billion of commercial paper outstanding as of January 24, 2014), will satisfy our foreseeable working capital requirements for at least the next 12 months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions. We also generally expect to refinance current maturities of long-term debt. In the fourth quarter of fiscal year 2014, the Company issued $2.000 billion of Senior Notes and intends to use the net proceeds for working capital and general corporate purposes, which may include repayment of our indebtedness. See Note 8 to the current period’s condensed consolidated financial statements for additional information regarding the Company's long-term debt. At January 24, 2014, our Moody’s Investors Service ratings remain unchanged as compared to those ratings at April 26, 2013 with long-term debt ratings of A2 and short-term debt ratings of P-1. On December 13, 2013, Standard & Poor’s Ratings Services raised our long-term debt ratings to AA-, compared to A+ at April 26, 2013. This upgrade reflects Standard & Poor's Ratings Services reassessment of Medtronic's financial risk profile given its cash balances and sizable liquid investment portfolio. Standard & Poor's Rating Services short-term debt rating remains unchanged at A-1+ as compared to the rating at April 26, 2013.
Our net cash position as of January 24, 2014, as defined above, increased by $969 million as compared to April 26, 2013.
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
A significant amount of our earnings occur outside the U.S., and are indefinitely reinvested in non-U.S. subsidiaries, resulting in a majority of our cash, cash equivalents, and investments being held by such non-U.S. subsidiaries. As of January 24, 2014 and April 26, 2013, approximately $13.570 billion and $10.930 billion, respectively, of cash, cash equivalents, and investments in marketable debt and equity securities were held by our non-U.S. subsidiaries. These funds are available for use by our non-U.S. operations. We continue to be focused on goals to grow our business through increased globalization of the Company, as demonstrated by the fiscal year 2013 acquisition of Kanghui, with emerging markets continuing to be a significant driver of potential growth. However, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would generally be subject to U.S. tax. As a result, we continue to accumulate earnings overseas for investment in operations outside the U.S. and to use cash generated from U.S. operations as well as short- and long-term borrowings to meet our U.S. cash needs. Should we require more capital in the U.S. than is generated by our U.S. operations, we could elect to repatriate earnings from our non-U.S. subsidiaries or raise additional capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or other dilution of our earnings.
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
For the three months ended January 24, 2014, the total other-than-temporary impairment losses on available-for-sale debt securities were not significant. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recorded all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. However, as of January 24, 2014, we have $144 million of gross unrealized losses on our aggregate short-term and long-term available-for-sale debt securities of $12.407 billion; if market conditions deteriorate, some of these holdings may experience other-than-temporary impairment in the future which could have a material impact on our financial results. Management is required to use estimates and assumptions in its valuation of our investments, which requires a high degree of judgment, and therefore, actual results could differ materially from those estimates. See Note 7 to the current period’s condensed consolidated financial statements for additional information regarding fair value measurements.

SUMMARY OF CASH FLOWS

	Nine months ended
(in millions)	January 24, 2014	January 25, 2013
Cash provided by (used in):
Operating activities	$3,631	$3,672
Investing activities	(3,069)	(2,514)
Financing activities	(201)	(1,149)
Effect of exchange rate changes on cash and cash equivalents	24	11
Net change in cash and cash equivalents	$385	$20
Operating Activities
Our net cash provided by operating activities was $3.631 billion for the nine months ended January 24, 2014 compared to $3.672 billion for the nine months ended January 25, 2013. The $41 million decrease in net cash provided by operating activities was primarily attributable to a higher level of payments for compensation and incentives and a slightly higher period over period level of accounts receivable outside the U.S. during the nine months ended January 24, 2014, compared to the nine months ended January 25, 2013, primarily offset by an increase in accrued income taxes due to the timing of certain tax payments and increased unrealized losses on cash flow derivative contracts during the nine months ended January 24, 2014 compared to the same period in the prior fiscal year.
Investing Activities
Our net cash used in investing activities was $3.069 billion for the nine months ended January 24, 2014 compared to $2,514 million for the nine months ended January 25, 2013. The $555 million increase in net cash used in investing activities during the nine months ended January 24, 2014 was primarily attributable to increased net purchases of marketable securities compared to the same period in the prior fiscal year partially offset by higher levels of cash used in the prior year for acquisitions, primarily related to Kanghui.
Financing Activities
Our net cash used in financing activities was $201 million for the nine months ended January 24, 2014 compared to $1,149 million for the nine months ended January 25, 2013. The $948 million decrease in net cash used in financing activities was primarily attributable to increased levels of net borrowings.
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

We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, or cash flows. Presented below is a summary of contractual obligations and other minimum commercial commitments as of January 24, 2014. See Note 8 to the current period’s condensed consolidated financial statements for additional information regarding long-term debt. Additionally, see Note 14 to the current period’s condensed consolidated financial statements for additional information regarding accrued income tax obligations, which are not reflected in the table below.

	Maturity by Fiscal Year
(in millions)	Total	Remaining 2014	2015	2016	2017	2018	Thereafter
Contractual obligations related to off-balance sheet arrangements:
Operating leases(1)	$283	$35	$97	$66	$36	$17	$32
Inventory purchases(2)	182	29	110	34	3	—	6
Commitments to fund minority investments/contingent acquisition consideration(3)	292	13	86	14	102	—	77
Interest payments(4)	4,189	367	342	290	277	263	2,650
Other(5)	214	36	61	28	14	10	65
Total	$5,160	$480	$696	$432	$432	$290	$2,830

Contractual obligations reflected in the balance sheet:
Long-term debt, including current portion(6)	$9,928	$550	$1,253	$1,100	$—	$1,000	$6,025
Capital leases	155	3	13	13	30	18	78
Total	$10,083	$553	$1,266	$1,113	$30	$1,018	$6,103

(1)	Certain leases require us to pay real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These future costs are not included in the schedule above.

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

DEBT AND CAPITAL
Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of total interest-bearing debt and equity was 39 percent as of January 24, 2014 and 36 percent as of April 26, 2013.
Share Repurchase Program
As part of our focus on returning value to our shareholders, shares are repurchased from time to time. In June 2011 and June 2013, our Board of Directors authorized the repurchase of 75 million and 80 million shares of our common stock, respectively. During the three and nine months ended January 24, 2014, we repurchased approximately 1.7 million and 41.1 million shares, respectively, at an average price per share of $57.49 and $52.34, respectively. As of January 24, 2014, we had approximately 66.1 million shares remaining under the current buyback authorization by our Board of Directors.

Financing Arrangements
We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs. Short-term debt, including the current portion of our long-term debt and capital lease obligations, as of January 24, 2014, was $2.618 billion compared to $910 million as of April 26, 2013. We utilize Senior Notes to meet our long-term financing needs. Long-term debt as of January 24, 2014 was $9.601 billion compared to $9.741 billion as of April 26, 2013. In the fourth quarter of fiscal year 2014, the Company issued $2.000 billion of Senior Notes and intends to use the net proceeds for working capital and general corporate purposes, which may include repayment of our indebtedness. For more information on our financing arrangements, see Note 8 to the current period’s condensed consolidated financial statements.
Credit Arrangements and Debt Ratings
We maintain a commercial paper program that allows us to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of January 24, 2014 and April 26, 2013, outstanding commercial paper totaled $1.710 billion and $125 million, respectively. During the three and nine months ended January 24, 2014, the weighted average original maturity of the commercial paper outstanding was approximately 83 days and 52 days, respectively, and the weighted average interest rate was 0.11 percent and 0.10 percent, respectively. The issuance of commercial paper reduces the amount of credit available under our existing lines of credit.
We have a $2.250 billion Credit Facility dated December 17, 2012 which expires on December 17, 2017. The Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase its borrowing capacity by an additional $750 million at any time during the term of the agreement. As of January 24, 2014 and April 26, 2013, no amounts were outstanding on the committed lines of credit.
At January 24, 2014, our Moody's Investor Services ratings remain unchanged as compared to those at April 26, 2013 with long-term debt ratings of A2 and short-term debt ratings of P-1. On December 13, 2013, Standard & Poor's Rating Services raised our long-term debt rating to AA-, compared to A+ at April 26, 2013. This upgrade reflects Standard & Poor's Rating Services reassessment of Medtronic's financial risk profile given its cash balances and sizable liquid investment portfolio. Standard & Poor's Rating Services short-term debt rating remains unchanged at A-1+ as compared to the rating at April 26, 2013.
For more information on credit arrangements, see Note 8 to the current period’s condensed consolidated financial statements.
OPERATIONS OUTSIDE OF THE UNITED STATES
The table below illustrates U.S. net sales versus net sales outside the U.S. for the three and nine months ended January 24, 2014 and January 25, 2013:

	Three months ended		Nine months ended
(in millions)	January 24, 2014	January 25, 2013	January 24, 2014	January 25, 2013
U.S. net sales	$2,265	$2,171	$6,788	$6,687
Non-U.S. net sales	1,898	1,856	5,652	5,443
Total net sales	$4,163	$4,027	$12,440	$12,130
For the three and nine months ended January 24, 2014, consolidated net sales outside the U.S. increased 2 percent and 4 percent, respectively, compared to the same periods in the prior fiscal year. Foreign currency had an unfavorable impact of $41 million and $135 million on net sales during the three and nine months ended January 24, 2014, respectively. For the three and nine months ended January 24, 2014, net sales growth outside the U.S. was led by strong growth in Diabetes, Neuromodulation, Surgical Technologies, and AF Solutions, and solid growth in CRDM defibrillation systems, Structural Heart, and Endovascular, partially offset by unfavorable foreign currency translation and a slight decline in Core Spine and Coronary.
Net sales outside the U.S. are accompanied by certain financial risks, such as changes in foreign currency exchange rates and collection of receivables, which typically have longer payment terms. We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. However, a significant amount of our outstanding accounts receivable are with national health care systems in many countries. We continue to monitor the economic conditions in many countries outside the U.S. (particularly Italy, Spain, Portugal, and Greece) and the average length of time it takes to collect on our outstanding accounts receivable in these countries. As of January 24, 2014 and April 26, 2013, the aggregate accounts receivable balance for Italy, Spain, Portugal, and Greece, net of allowance for doubtful accounts, was $713 million and $770 million, respectively. We also continue to monitor the creditworthiness of customers located in these and other geographic areas. In the past, accounts receivable balances with certain customers in these countries accumulated over time and were subsequently settled as large lump sum payments. Although we do not currently foresee a significant credit risk associated with a material portion of these receivables, repayment is dependent upon the financial stability of the economies of those countries. For certain Greece customers, collectability is not reasonably assured for revenue transactions and we defer revenue recognition until all revenue recognition criteria are met. As of January 24, 2014 and April 26, 2013, our remaining deferred revenue balance for certain Greece distributors was $14 million and $21 million, respectively. Outstanding gross receivables from customers outside the U.S. totaled $2.353 billion as of January 24, 2014, or 63 percent of total outstanding accounts receivable, and $2.349 billion as of April 26, 2013, or 61 percent of total outstanding accounts receivable.
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
We use operational and economic hedges, as well as currency exchange rate derivative instruments, to manage the impact of currency exchange rate changes on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, we enter into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the contract, the derivative instrument is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of the derivative instruments are the Euro and Japanese Yen. Fluctuations in the currency exchange rates of currency exposures that are unhedged, such as in certain emerging markets, may result in future earnings and cash flow volatility. We do not enter into currency exchange rate derivative instruments for speculative purposes.
The gross notional amount of all currency exchange rate derivative instruments outstanding at January 24, 2014 and April 26, 2013 was $7.323 billion and $6.812 billion, respectively. At January 24, 2014, these contracts were in an unrealized gain position of $59 million. A sensitivity analysis of changes in the fair value of all foreign currency exchange rate derivative contracts at January 24, 2014 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $557 million. Any gains and losses on the fair value of derivative contracts would be generally offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities, fixed-to-floating interest rate swap agreements, and forward starting interest rate swap agreements. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10 basis point change in interest rates, compared to interest rates as of January 24, 2014, indicates that the fair value of these instruments would correspondingly change by $74 million.
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

Changes in internal control over financial reporting

During the third quarter of fiscal year 2014, system changes which had a material impact on the internal controls over financial reporting were implemented relating to our pricing and contract management for our Cardiac and Vascular Group's U.S. operations, and to our global human resource management. The internal controls were updated to reflect these system changes. There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information about the shares repurchased by the Company during the third quarter of fiscal year 2014:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
10/26/2013-11/22/2013	—	$—	—	67,853,275
11/23/2013-12/27/2013	1,739,400	57.49	1,739,400	66,113,875
12/28/2013-1/24/2014	—	—	—	66,113,875
Total	1,739,400	$57.49	1,739,400	66,113,875
________________________________

(1)
In June 2011 and June 2013, the Company’s Board of Directors authorized the repurchase of 75 million and 80 million shares of the Company’s common stock, respectively. As authorized by the Board of Directors our program expires when its total number of authorized shares has been repurchased.

Item 6. Exhibits

(a)	Exhibits
	3.1	Medtronic, Inc. Bylaws, as amended-incorporated herein by reference to the cited exhibit in our Current Report on Form 8-K, filed with the Commission on February 14, 2014.
	12.1	Medtronic, Inc. Computation of Ratio of Earnings to Fixed Charges.
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document
	101.LAB	XBRL Label Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Medtronic, Inc.
(Registrant)

Date:	March 3, 2014	/s/ Omar Ishrak
Omar Ishrak
Chairman and Chief Executive Officer

Date:	March 3, 2014	/s/ Gary L. Ellis
Gary L. Ellis
Senior Vice President and
Chief Financial Officer