Form 10-K
period 2014-04-25
MEDTRONIC INC
filed 2014-06-20
CIK 64670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended April 25, 2014.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________
Commission File No. 1-7707
Medtronic, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-0793183
(State of incorporation)	(I.R.S. Employer Identification No.)
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Aggregate market value of voting and non-voting common stock of Medtronic, Inc. held by nonaffiliates of the registrant as of October 25, 2013, based on the closing price of $57.36, as reported on the New York Stock Exchange: approximately $57.2 billion. Shares of Common Stock outstanding on June 16, 2014: 995,764,180
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s Proxy Statement for its 2014 Annual Meeting are incorporated by reference into Part III hereto.

Investor Information
Annual Meeting and Record Dates
Medtronic, Inc.’s (Medtronic or the Company, or we, us, or our) Annual Meeting of Shareholders will be held on Thursday, August 21, 2014 at 10:30 a.m., Central Daylight Time at the Company’s Mounds View campus located at 8200 Coral Street N.E., Mounds View, MN 55112. The record date for the Annual Meeting is June 23, 2014 and all shareholders of record at the close of business on that day will be entitled to vote at the Annual Meeting.
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
Information relating to corporate governance at Medtronic, including our Principles of Corporate Governance, Code of Conduct (including our Code of Ethics for Senior Financial Officers), Code of Business Conduct and Ethics for Members of the Board of Directors, and information concerning our executive officers, directors and Board committees (including committee charters) is available through our website at www.medtronic.com under the “Investors” caption and the “Corporate Governance” subcaption. Information relating to transactions in Medtronic securities by directors and officers is available through our website at www.medtronic.com under the "Investors" caption and the "Financial Information - SEC Filings" subcaption.
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

PART I
Item 1. Business
Overview
Medtronic is the global leader in medical technology. Medtronic was founded in 1949, incorporated as a Minnesota corporation in 1957, and today serves hospitals, physicians, clinicians, and patients in more than 140 countries worldwide. We remain committed to a mission written by our founder more than 50 years ago that directs us “to contribute to human welfare by the application of biomedical engineering in the research, design, manufacture, and sale of products to alleviate pain, restore health, and extend life.”
We currently function in three operating segments that manufacture and sell device-based medical therapies. Our operating segments are as follows:

•	Cardiac and Vascular Group

Cardiac Rhythm Disease Management (CRDM)

Coronary

Structural Heart

Endovascular

•	Restorative Therapies Group

Spine

Neuromodulation

Surgical Technologies

•	Diabetes Group
The chart above shows the net sales and percentage of total net sales contributed by each of our operating segments for the fiscal year ended April 25, 2014 (fiscal year 2014). For more information please see Note 20 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
The results of operations, assets, and liabilities of the Physio-Control business, which were previously presented as a component of the Cardiac and Vascular Group operating segment, are classified as discontinued operations. All information in this “Item 1. Business” includes only results from continuing operations (excluding Physio-Control) for all periods presented, unless otherwise noted. For further information regarding discontinued operations, see Note 17 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
With innovation and market leadership, we have pioneered advances in medical technology in all of our businesses. Over the last five years, our net sales on a compounded annual growth basis have increased approximately 3 percent, from $15.392 billion in fiscal year 2010 to $17.005 billion in fiscal year 2014. Our commitment to enhance our offerings by developing and acquiring new products, wrap-around programs, and solutions to meet the needs of a broader set of stakeholders is driven by the following primary strategies:

•	Therapy Innovation: Delivering strong launch cadence of meaningful therapies and procedures.

•	Globalization: Addressing the inequity in health care access globally, primarily in emerging markets.

•
Economic Value: Becoming a leader in value-based health care by offering new services and solutions to improve outcomes, lower costs by reducing hospitalizations, improve remote clinical management, and increase patient engagement.

Our primary customers include hospitals, clinics, third-party health care providers, distributors, and other institutions, including governmental health care programs and group purchasing organizations.

CARDIAC AND VASCULAR GROUP
Cardiac Rhythm Disease Management
CRDM develops, manufactures, and markets products for the diagnosis, treatment, and management of heart rhythm disorders and heart failure, including implantable devices, leads and delivery systems, products for the treatment of atrial fibrillation (AF), products designed to reduce surgical site infections, information systems for the management of patients with CRDM devices, and an integrated health solutions business.
The following are the principal products offered by our CRDM business:
Implantable Cardiac Pacemakers (Pacemakers). A pacemaker is a battery-powered device implanted in the chest that delivers electrical impulses to treat bradycardia, a condition of abnormally slow heart rhythms, usually less than 60 beats per minute, or unsteady heart rhythms that cause symptoms such as dizziness, fainting, fatigue, and shortness of breath. Our latest generation of pacemaker systems is compatible with certain magnetic resonance imaging (MRI) machines. These include the Advisa and Revo MRI SureScan models, which have received United States (U.S.) Food and Drug Administration (U.S. FDA) approval, and the Advisa and Ensura MRI SureScan models which have received Conformité Européene (CE) Mark approval. We also continue to market the Adapta product family, which includes the Adapta, Versa, and Sensia models.
Implantable Cardioverter Defibrillators (ICDs). An ICD continually monitors the heart and delivers therapy when an abnormal heart rhythm, such as tachyarrhythmia, or rapid heart rhythm, occurs and leads to sudden cardiac arrest. Our latest generation ICD is the Evera MRI SureScan, the first and only ICD system with CE Mark approval for full-body MRI scans which has increased battery longevity, advanced shock reduction technology, and a contoured shape with thin, smooth, edges that better fits inside the body. The Evera system is paired with the reliable Sprint Quattro Secure lead, the only defibrillator lead with more than 10 years of proven performance with active monitoring. In addition to Evera, devices in the ICD family include the Protecta XT/Protecta with SmartShock technology, including the Lead Integrity Alert (LIA), an exclusive technology designed to improve the detection of lead fractures, and the Cardia and Egida models. We also continue to market the Secura, Virtuoso, and Maximo II devices.
Implantable Cardiac Resynchronization Therapy Devices (CRT-Ds and CRT-Ps). Implantable cardiac resynchronization therapy (CRT) devices are combined with defibrillation (CRT-D) or are pacing-only (CRT-P). These devices treat heart failure patients by altering the abnormal electrical sequence of cardiac contractions by sending tiny electrical impulses to the lower chambers of the heart to help them beat in a more synchronized fashion. Our latest generation of CRT-Ds is the Viva/Brava family that features a new algorithm, called AdaptivCRT, which improves heart failure patients' response rate to CRT-D therapy, as compared to historical CRT trials, by preserving the patients' normal heart rhythms and continuously adapting to individual patient needs. Other features of the Viva/Brava portfolio include Ensure CRT, which works to maximize CRT treatment, even during atrial fibrillation, SmartShock technology, increased battery longevity, and OptiVol 2.0 fluid status monitoring. In Europe, we also have CE Mark approval for our Attain Performa quadripolar leads. Paired with our Viva/Brava Quad CRT-Ds, Attain Performa left-heart leads provide additional options for physicians as they navigate different patient anatomies, optimizing therapy based on the individual needs of heart failure patients. Our quadripolar technology is in the clinical evaluation process for U.S. FDA approval. Our CRT-D devices also include the Protecta XT/Protecta with SmartShock technology. With respect to CRT-P, we recently received CE Mark approval for our Viva CRT-P, which includes the AdaptivCRT software. In the U.S., our latest CRT-P devices are Consulta and Syncra.
AF Products. AF is a condition in which the atrium quivers instead of pumping blood effectively. Our portfolio of AF products includes the Arctic Front Advance Cardiac Cryoballoon System designed for pulmonary vein isolation in the treatment of patients with drug refractory paroxysmal AF. Additionally, we have a second-generation CE Mark approved Phased RF System, PVAC Gold, which uses duty cycled, phased radio frequency energy for the treatment of symptomatic paroxysmal persistent and long-standing persistent AF. Our Phased RF portfolio, including PVAC Gold, is currently being clinically evaluated by the U.S. FDA.
Diagnostics and Monitoring Devices. The Reveal LINQ is our newest Insertable Cardiac Monitor (ICM) System, having recently received U.S. FDA and CE Mark approval. The system is used to record the heart’s electrical activity before, during, and after transient symptoms such as syncope (i.e., fainting) and palpitations to help provide a diagnosis and is the smallest ICM device available for patients. LINQ is 80% smaller than other ICMs. In addition, it has 20% more data memory than its larger predecessor, Reveal XT.
Services and Solutions. Given the market’s shift to value-based health care, we are expanding our medical device product offerings to include broader health care services and solutions that provide meaningful clinical outcomes and economic value for hospitals, physicians, patients, and payers. Such services and solutions include several different platforms. Our Cardiocom products and services include remote monitoring and patient-centered software to enable efficient care coordination and specialized telehealth nurse support. Our TYRX products include the recently U.S. FDA cleared AIGISRx R fully resorbable antibacterial envelope and AIGISRx N antibacterial envelope, which are designed to reduce surgical site infections associated with implantable pacemakers, defibrillators, and spinal cord neurostimulators. Our Cath Lab Managed Services business is focused on developing novel partnerships with hospitals to provide services directly related to hospital operational efficiency. The business is initially focused on offering services in Europe to manage and modernize catheterization lab (cath lab) facilities, bringing sustainable efficiencies and programs to this critical area of hospital cardiology departments.
Patient Management Tools. We have a number of patient management tools, such as Patient Home Monitors, CareLink Express, Paceart, and CardioSight Service. CareLink Express is the latest advancement in the care of Medtronic cardiac device patients, enabling transmission of data from their pacemaker, ICD, CRT-D, or Insertable Cardiac Monitor using a portable monitor that is connected to a standard telephone line. Paceart organizes and archives data for cardiac devices from major device manufacturers, serving as the central hub for patients’ device data. CardioSight Service is an in-clinic data access tool available to physicians treating heart failure patients who have one of several types of Medtronic CRT-Ds or ICDs. Patient Home Monitors transfer data from pacemakers, ICDs, and CRT-Ds from patients' homes to a web-based system that their health care provider can view.
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
The following are the principal products offered by our Structural Heart business:
Transcatheter Heart Valves (TCVs). TCV technology represents a less invasive means to treat heart valve disease and is designed to allow physicians to deliver replacement valves via a catheter through the body’s cardiovascular system, eliminating the need to open the chest. Our TCVs include the CoreValve transfemoral aortic valve and Engager transapical aortic valves as well as the Melody pulmonary valve. CoreValve, which is the only TCV system shown to be superior to open-heart surgery, has received U.S. FDA approval for extreme risk patients and CE Mark approval. We received U.S. FDA approval for CoreValve in high risk patients in June 2014. Our next-generation recapturable TCV system, CoreValve Evolut R, is currently being clinically evaluated for CE Mark approval and is expected to begin enrolling in its U.S. IDE in the first half of fiscal year 2015. Engager has received CE Mark approval while Melody has received CE Mark approval and U.S. FDA approval under a Humanitarian Device Exemption (HDE).
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

The charts below set forth net sales of our Structural Heart products as a percentage of our total net sales for each of the last three fiscal years:
Customers and Competitors
The primary medical specialists who use our Structural Heart products are cardiac surgeons and interventional cardiologists. Our primary competitors in the Structural Heart business are Edwards Lifesciences Corporation (Edwards), St. Jude, Sorin, Maquet Medical Systems, which is part of the publicly-listed Swedish group of companies GETINGE AB, and Terumo Medical Corporation.
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
The following are the principal products offered by our Endovascular business:
Endovascular Stent Grafts. An endovascular stent graft is a minimally invasive device to treat aortic disease such as an aortic aneurysm, which is a weakened and bulging area in the aorta, the major blood vessel that feeds blood to the body. Our products are designed to treat aortic aneurysms in either the abdomen (AAA) or thoracic (TAA) regions of the aorta. Our product line includes a range of endovascular stent grafts and accessories including the market-leading Endurant II abdominal stent graft system and the Valiant Captivia thoracic stent graft system.
Peripheral Vascular Intervention (PVI). PVI encompasses a variety of procedures to treat patients with PVD, a narrowing or blockage of vessels outside the heart which impedes blood supply to the brain, kidneys, legs, and other vital organs. Similar to CAD, PVD is commonly treated with balloon angioplasty which can be followed up with a peripheral stent. Our primary PVI products include percutaneous angioplasty balloons including the IN.PACT family of drug-coated balloons, as well as stents such as the Complete SE Vascular Stent and the Assurant Cobalt Iliac Stent.
The charts below set forth net sales of our Endovascular products as a percentage of our total net sales for each of the last three fiscal years:

Customers and Competitors
The primary medical specialists who use our Endovascular products include interventional radiologists, vascular surgeons, cardiac surgeons, and interventional cardiologists. Our primary competitors in the Endovascular business are Cook, Inc., W. L. Gore & Associates, Inc., Endologix, Inc., TriVascular Technologies, Inc., Lombard Medical, Inc., Abbott, Boston Scientific, C.R. Bard, Inc., and Johnson & Johnson, Inc. (Johnson & Johnson).

RESTORATIVE THERAPIES GROUP
Spine
Our Spine business develops, manufactures, and markets a comprehensive line of medical devices and implants used in the treatment of the spine and musculoskeletal system. Our products and therapies treat a variety of conditions affecting the spine, including degenerative disc disease, spinal deformity, spinal tumors, fractures of the spine, and stenosis. Our Spine business also provides biologic solutions for the orthopedic and dental markets.
We offer some of the industry’s broadest lines of devices, including a wide range of sophisticated internal spinal stabilization devices, instruments, and biomaterials used in the treatment of spinal conditions. Our Spine products are used in spinal fusion of both the thoracolumbar region, referring to the mid to lower vertebrae, and cervical region, or upper spine and neck vertebrae. Products used to treat spinal conditions include rods, pedicle screws, hooks, plates, balloons, cement and interbody devices, as well as biologics products, primarily bone growth substitutes including bone graft extenders and structural allografts such as dowels and wedges. In concert with our Surgical Technologies business, we offer unique and highly differentiated navigation, neuromonitoring, and power technologies designed for spine procedures.
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
The charts below set forth net sales of our Spine products as a percentage of our total net sales for each of the last three fiscal years:

Customers and Competitors
The primary medical specialists who use our Spine products are spinal surgeons, neurosurgeons, orthopedic surgeons, and interventional radiologists. Competitors in this business include DePuySynthes, a Johnson & Johnson Company, Stryker Corporation (Stryker), NuVasive, Inc., Globus Medical, Inc., Zimmer Holdings, Inc. (Zimmer), Alphatec Holdings, Inc., K2M Group Holdings, Inc., LDR Holding Corporation, Orthofix International N.V., Biomet, Inc., and over 200 smaller competitors and physician-owned distributorships.
Neuromodulation
Our Neuromodulation business includes implantable neurostimulation and targeted drug delivery systems for the management of chronic pain, common movement disorders, spasticity, and urologic and gastrointestinal disorders. Neurostimulation uses an implantable medical device, similar to a pacemaker, called a neurostimulator.
The following are the principal products offered by our Neuromodulation business:
Neurostimulation Systems for Chronic Pain. Neurostimulation therapy for chronic pain uses a neurostimulator to deliver mild electrical impulses to the spinal cord, which act to block pain signals from the brain. We have the largest portfolio of neurostimulation systems in the industry, including rechargeable and non-rechargeable devices and a large selection of leads used to treat chronic back and/or limb pain. Our portfolio of products includes pain neurostimulation systems with SureScan MRI Technology, including the RestoreSensor (rechargeable) SureScan MRI, with its proprietary AdaptiveStim technology. Other products include the RestoreULTRA (rechargeable), RestoreADVANCED (rechargeable), and PrimeADVANCED (non-rechargeable) neurostimulation systems.
Implantable Drug Infusion Systems. The SynchroMed II Implantable Infusion System delivers small quantities of drug directly into the intrathecal space surrounding the spinal cord. These devices are used to treat chronic, intractable pain and severe spasticity associated with cerebral palsy, multiple sclerosis, spinal cord and traumatic brain injuries, and stroke.
Deep Brain Stimulation (DBS) Systems. DBS uses a neurostimulator to deliver mild electrical pulses to precisely targeted areas in the brain. DBS is currently approved in many countries around the world for the treatment of the disabling symptoms of essential tremor, Parkinson's disease, refractory epilepsy (outside the U.S.), severe, treatment-resistant obsessive-compulsive disorder (approved under a HDE in the U.S.), and chronic, intractable primary dystonia (approved under a HDE in the U.S.). Our family of Activa Neurostimulators for DBS includes Activa SC (single-channel primary cell), Activa PC (dual channel primary cell), and Activa RC (dual channel rechargeable).
Gastroenterology & Urology Systems. Sacral neuromodulation uses InterStim, a neurostimulator, to help control the symptoms of overactive bladder, (non-obstructive) urinary retention, and chronic fecal incontinence. The InterStim system consists of a thin wire lead and a neurostimulator. After a successful trial stimulation period, the system is implanted under the skin in the upper buttock and delivers mild electrical pulses to stimulate the sacral nerves, which are involved in the control of bladder and bowel function. Enterra Therapy is the only gastric electrical stimulation therapy approved in the U.S. (under a HDE), Europe, and Canada for use in the treatment of intractable nausea and vomiting associated with gastroparesis. The system, which contains a small neurostimulator and two leads, stimulates the smooth muscles of the lower stomach.
The charts below set forth net sales of our Neuromodulation products as a percentage of our total net sales for each of the last three fiscal years:

Customers and Competitors
The primary medical specialists who use our pain management and movement disorder products are neurosurgeons, neurologists, pain management specialists, anesthesiologists, physiatrists, and spinal surgeons. Our primary competitors in this business are Boston Scientific and St. Jude.
The primary medical specialists who use our gastroenterology and urology products are urologists, urogynecologists, gastroenterologists, and colorectal surgeons. Our primary competitors in this business are Allergan, Inc., Uroplasty, Inc., and Astellas Pharma, Inc.
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
ENT. The following products treat ENT diseases and conditions: Straightshot M4 Microdebrider Handpiece, the IPC system, NIM Nerve Monitoring Systems, Fusion ENT Navigation System, Hydrodebrider Endoscopic Sinus Irrigation System, Meniett Device for Meniere’s Disease, as well as surgical products for Snoring and Obstructive Sleep Apnea.
Advanced Energy. Our PEAK Surgery System is a tissue dissection system that consists of the PEAK PlasmaBlade and PULSAR Generator and is cleared for use in a variety of settings, including plastic reconstructive, general surgery, and conditions of ENT. Our Aquamantys System uses patented Transcollation technology to provide haemostatic sealing of soft tissue and bone and is cleared for use in a variety of surgical procedures, including orthopedic surgery, spine, solid organ resection and thoracic procedures.
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

The primary customers for our advanced energy products are orthopedic surgeons, spinal surgeons, neurosurgeons, general surgeons, electro physiologists, and the hospitals and clinics where they perform surgery. Competitors include Johnson & Johnson, Covidien Plc, ArthroCare Corporation, a Smith & Nephew plc company, Olympus Corporation, Stryker, Conmed Corporation, and B. Braun Medical Inc.

DIABETES GROUP

Our Diabetes business develops, manufactures, and markets advanced, integrated diabetes management solutions that include insulin pump therapy, continuous glucose monitoring (CGM) systems, and therapy management software.
The following are the principal products offered by our Diabetes business:
Integrated Diabetes Management Solutions. We have the only integrated insulin pump and CGM system in the world. In the U.S., we offer the MiniMed 530G System featuring our threshold suspend technology, which automatically suspends insulin delivery when glucose levels reach a pre-determined threshold, and newest CGM sensor, Enlite, which is labeled for 6-days and is more comfortable, more accurate, and smaller than our previous generation sensor. Outside the U.S., we offer our Paradigm Veo System, an integrated system that includes the Low Glucose Suspend feature and is labeled for use with Enlite.
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
The charts below set forth net sales of our Diabetes products as a percentage of our total net sales for each of the last three fiscal years:
Customers and Competitors
The primary medical specialists who use and/or prescribe our Diabetes products are endocrinologists, diabetologists, and internists. Our primary competitors in the Diabetes business are Johnson & Johnson, DexCom, Inc., Insulet Corporation, F. Hoffmann-La Roche Ltd, and Tandem Diabetes Care, Inc.
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

During fiscal years 2014, 2013, and 2012, we spent $1.477 billion (8.7 percent of net sales), $1.557 billion (9.4 percent of net sales), and $1.490 billion (9.2 percent of net sales) on R&D, respectively. Our R&D activities include improving existing products and therapies, expanding their indications and applications for use, and developing new products. We continue to focus on optimizing innovation, improving our R&D productivity, driving growth in emerging markets, evidence generation for our growth platforms, and continue to assess our R&D programs based on their ability to deliver economic value to the customer.
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
Pending Acquisition of Covidien plc
On June 15, 2014, Medtronic entered into a Transaction Agreement (the Transaction Agreement) by and among Medtronic, Covidien public limited company, an Irish public limited company (Covidien), Kalani I Limited, a private limited company organized under the laws of Ireland (New Medtronic), Makani II Limited, a private limited company organized under the laws of Ireland and a wholly-owned subsidiary of New Medtronic (IrSub), Aviation Acquisition Co., Inc., a Minnesota corporation (U.S. AcquisitionCo), and Aviation Merger Sub, LLC, a Minnesota limited liability company and a wholly-owned subsidiary of U.S. AcquisitionCo (MergerSub). Under the terms of the Transaction Agreement, (i) New Medtronic and IrSub will acquire Covidien (the Acquisition) pursuant to the Irish Scheme of Arrangement under Section 201, and a capital reduction under Sections 72 and 74, of the Irish Companies Act of 1963 (the Arrangement) and (ii) MergerSub will merge with and into Medtronic, with Medtronic as the surviving corporation in the merger (such merger, the Merger, and the Merger together with the Acquisition, the Pending Acquisition). As a result of the Pending Acquisition, both Medtronic and Covidien will become wholly-owned direct or indirect subsidiaries of New Medtronic.
At the effective time of the Arrangement, (a) Covidien shareholders will be entitled to receive $35.19 in cash and 0.956 of a newly issued New Medtronic share (the Arrangement Consideration) in exchange for each Covidien share held by such shareholders, and (b) each share of Medtronic common stock will be converted into the right to receive one New Medtronic share. The total cash and stock value of the Pending Acquisition is approximately $42.9 billion based on Medtronic’s closing share price of $60.70 on June 13, 2014. It is expected that immediately after the closing of the Pending Acquisition, Covidien shareholders will own approximately 30 percent of New Medtronic on a fully diluted basis. Shares of New Medtronic are expected to trade on the New York Stock Exchange.
The Transaction Agreement may be terminated by mutual written consent of the parties. The Transaction Agreement also contains certain termination rights, including, among others, the right of either party to terminate if (a) the Arrangement has not become effective by March 15, 2015 (the End Date), subject to certain conditions, provided that the End Date will be extended to June 15, 2015 in certain circumstances, (b) the Covidien or Medtronic shareholder approvals are not obtained, (c) the other party breaches its representations and covenants and such breach would result in the closing conditions not being satisfied, subject to a cure period, (d) the Irish High Court declines to sanction the Arrangement, unless both parties agree to appeal the decision, or (e) there is a failure of the tax condition as described in Medtronic’s Current Report on Form 8-K filed with the SEC on June 16, 2014. Covidien also has the right, prior to the receipt of Covidien shareholder approval, to terminate the Transaction Agreement to accept a Covidien Superior Proposal (as defined in the Transaction Agreement) in certain circumstances.
The Transaction Agreement also provides that Medtronic must pay Covidien a termination fee of $850 million if the Transaction Agreement is terminated because the Medtronic board of directors changes its recommendation for the transaction and the Medtronic shareholders vote against the Transaction, and either (i) Covidien obtained the requisite Covidien shareholder approval or (ii) Medtronic effected such termination prior to the completion of the Covidien shareholder meeting.
The consummation of the Pending Acquisition is subject to certain conditions, including approvals by Medtronic and Covidien shareholders. In addition, the proposed transaction requires regulatory clearances in the U.S., the E.U., China, and certain other countries. The Pending Acquisition is expected to close in the fourth calendar quarter of 2014 or early 2015.

For further information regarding the Pending Acquisition, see the section entitled “Risks relating to our pending acquisition of Covidien plc” contained in “Item 1A. Risk Factors,” the section entitled “Executive Overview - Pending Acquisition of Covidien plc” contained in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Note 21 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, and the full text of the Transaction Agreement, a copy of which is filed as exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on June 16, 2014.
Fiscal Year 2014
On December 30, 2013, the Company acquired TYRX, Inc. (TYRX), a privately-held developer of antibiotic drug and implanted medical device combinations. TYRX's products include those designed to reduce surgical site infections associated with implantable pacemakers, defibrillators, and spinal cord neurostimulators. Under the terms of the agreement, the transaction included an initial up-front payment of $159 million, representing a purchase price net of acquired cash, including the assumption and settlement of existing TYRX debt and direct acquisition costs. Total consideration for the transaction was approximately $222 million, which included estimated fair values for product development-based and revenue-based contingent consideration of $25 million and $35 million, respectively. The product development-based contingent consideration includes a future potential payment of $40 million upon achieving certain milestones, and the revenue-based contingent consideration payments equal TYRX's actual annual revenue growth for the Company's fiscal years 2015 and 2016.
On August 7, 2013, the Company acquired Cardiocom, LLC (Cardiocom), a privately-held developer and provider of integrated solutions for the management of chronic diseases such as heart failure, diabetes, and hypertension. Cardiocom's products and services include remote monitoring and patient-centered software to enable efficient care coordination and specialized telehealth nurse support. Total consideration for the transaction was approximately $193 million.
Fiscal Year 2013
On November 1, 2012, we acquired Kanghui. Kanghui is a Chinese manufacturer and distributor of orthopedic products in trauma, spine, and joint reconstruction. Total consideration for the transaction was approximately $816 million. The total value of the transaction, net of Kanghui's cash, was approximately $797 million.
Fiscal Year 2012
On August 31, 2011, we acquired Salient Surgical Technologies, Inc. (Salient). Salient develops and markets devices for haemostatic sealing of soft tissue and bone incorporating advanced energy technology. Salient’s devices are used in a variety of surgical procedures including orthopedic surgery, spine, open abdominal, and thoracic procedures. Total consideration for the transaction was approximately $497 million. We had previously invested in Salient and held an 8.9 percent ownership position in the company. In connection with the acquisition of Salient, we recognized a gain on our previously-held investment of $32 million, which was recorded within acquisition-related items in the consolidated statements of earnings in fiscal year 2012. Net of this ownership position, the transaction value was approximately $452 million.
On August 31, 2011, we acquired PEAK Surgical, Inc. (PEAK). PEAK develops and markets tissue dissection devices incorporating advanced energy technology. Total consideration for the transaction was approximately $113 million. We had previously invested in PEAK and held an 18.9 percent ownership position in the company. In connection with the acquisition of PEAK, we recognized a gain on our previously-held investment of $6 million, which was recorded within acquisition-related items in the consolidated statements of earnings in fiscal year 2012. Net of this ownership position, the transaction value was approximately $96 million.
Patents and Licenses
We rely on a combination of patents, trademarks, copyrights, trade secrets, and non-disclosure and non-competition agreements to establish and protect our proprietary technology. We have filed and obtained numerous patents in the U.S. and abroad, and regularly file patent applications worldwide in our continuing effort to establish and protect our proprietary technology. U.S. patents typically have a 20-year term from the application date while patent protection outside the U.S. varies from country to country. In addition, we have entered into exclusive and non-exclusive licenses relating to a wide array of third-party technologies. We have also obtained certain trademarks and tradenames for our products to distinguish our genuine products from our competitors’ products, and we maintain certain details about our processes, products, and strategies as trade secrets. In the aggregate, these intellectual property assets and licenses are of material importance to our business; however, we believe that no single patent, technology, trademark, intellectual property asset or license is material in relation to any segment of our business as a whole. Our efforts to protect our intellectual property and avoid disputes over proprietary rights have included ongoing review of third-party patents and patent applications. For additional information see “Item 1A. Risk Factors” and Note 18 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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
Competition and Industry
We compete in both the therapeutic and diagnostic medical markets in more than 140 countries throughout the world. These markets are characterized by rapid change resulting from technological advances and scientific discoveries. The product lines in which we compete face a mixture of competitors ranging from large manufacturers with multiple business lines to small manufacturers offering a limited selection of products. In addition, we face competition from providers of alternative medical therapies such as pharmaceutical companies.
Major shifts in industry market share have occurred in connection with product problems, physician advisories, safety alerts, and publications about our products, reflecting the importance of product quality, product efficacy, and quality systems in the medical device industry. In addition, in the current environment of managed care, economically motivated customers, consolidation among health care providers, increased competition, and declining reimbursement rates, we have been increasingly required to compete on the basis of price. In order to continue to compete effectively, we must continue to create or acquire advanced technology, incorporate this technology into proprietary products, obtain regulatory approvals in a timely manner, maintain high-quality manufacturing processes, and successfully market these products.
Worldwide Operations
For financial reporting purposes, net sales and property, plant, and equipment attributable to significant geographic areas are presented in Note 20 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Impact of Business Outside of the U.S.
Our operations in countries outside the U.S. are accompanied by certain financial and other risks. Relationships with customers and effective terms of sale vary by country, often with longer-term receivables than are typical in the U.S. Foreign currency exchange rate fluctuations can affect revenues, net of expenses, and cash flows from operations outside the U.S. We use operational and economic hedges, as well as currency exchange rate derivative contracts, to manage the impact of currency exchange rate changes on earnings and cash flow. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 9 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. In addition, the repatriation of certain earnings of subsidiaries outside the U.S. may result in substantial U.S. tax cost.
Production and Availability of Raw Materials
We manufacture most of our products at 41 manufacturing facilities located in various countries throughout the world. The largest of these manufacturing facilities are located in Arizona, California, Colorado, Connecticut, Florida, Indiana, Massachusetts, Michigan, Minnesota, New Jersey, Texas, Puerto Rico, Canada, France, Germany, Ireland, Italy, Mexico, The Netherlands, The People's Republic of China, Singapore, and Switzerland. We purchase many of the components and raw materials used in manufacturing these products from numerous suppliers in various countries. For reasons of quality assurance, sole source availability, or cost effectiveness, certain components and raw materials are available only from a sole supplier. We work closely with our suppliers to help ensure continuity of supply while maintaining high quality and reliability. Due to the U.S. FDA’s requirements regarding manufacturing of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. Generally, we have been able to obtain adequate supplies of such raw materials and components. However, a sudden or unexpected reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our operations. Moreover, as directed by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), the SEC has implemented reporting and disclosure requirements related to the use of certain minerals, known as "conflict minerals": tantalum, tin, tungsten (or their ores), and gold; which are mined from the Democratic Republic of the Congo and adjoining countries. Pursuant to these requirements, we are required to report on Form SD the procedures we employ to determine the sourcing of such minerals and metals produced from those minerals. There are costs associated with complying with these disclosure requirements, including for diligence in regards to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. As of the date of our conflict minerals report for the 2013 calendar year, we were unable to obtain the necessary information on conflict minerals from all of our suppliers and were unable to determine that all of our products are conflict free. We may continue to face difficulties in gathering this information in the future. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement.
Working Capital Practices
Our goal is to carry sufficient levels of inventory to ensure adequate supply of raw materials from suppliers and meet the product delivery needs of our customers. We also provide payment terms to customers in the normal course of business and rights to return product under warranty to meet the operational demands of our customers.
Employees
On April 25, 2014, we employed more than 49,000 employees (including full-time equivalent employees). Our employees are vital to our success. We believe we have been successful in attracting and retaining qualified personnel in a highly competitive labor market due to our competitive compensation and benefits, and our rewarding work environment.
Seasonality
Worldwide sales, including U.S. sales, do not reflect any significant degree of seasonality; however, the number of medical procedures incorporating Medtronic products is generally lower during summer months, due to summer vacation schedules in the northern hemisphere, particularly in European countries.
Government Regulation and Other Considerations
Our medical devices are subject to regulation by numerous government agencies, including the U.S. FDA and similar agencies outside the U.S. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our medical devices. Our business is also affected by U.S. and foreign patient privacy laws, cost containment initiatives and environmental health and safety laws and regulations. The primary laws and regulations that affect our business are described below.

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
Product Approval Processes
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
Many countries outside the U.S. to which we export medical devices also subject such medical devices to their own regulatory requirements. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the U.S. due to differing regulatory requirements; however, other countries, such as China for example, require approval in the country of origin first. Most countries outside of the U.S. require that product approvals be recertified on a regular basis, generally every five years. The recertification process requires that we evaluate any device changes and any new regulations or standards relevant to the device and, where needed, conduct appropriate testing to document continued compliance. Where recertification applications are required, they must be approved in order to continue selling our products in those countries. Because export control and economic sanctions laws and regulations are complex and constantly changing, we cannot assure you that laws and regulations may not be enacted, amended, enforced or interpreted in a manner materially impacting our ability to sell or distribute products.
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
Our global regulatory environment is becoming increasingly stringent, and unpredictable, which could increase the time, cost and complexity of obtaining regulatory approvals for our products. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years and other countries have expanded, or plan to expand, on existing regulations. Certain regulators are requiring local clinical data in addition to global clinical data. While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect this global regulatory environment will continue to evolve, which could impact our ability to obtain future approvals for our products, or could increase the cost and time to obtain such approvals in the future. We cannot assure you that any new medical devices we develop will be approved in a timely or cost-effective manner or approved at all.
Ongoing U.S. FDA Regulations
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
Governmental Trade Regulations
The sale and shipment of our products and services across international borders, as well as the purchase of components and products from international sources, subject us to extensive governmental trade regulations. A variety of laws and regulations, both in the U.S. and in the countries in which we transact business, apply to the sale, shipment and provision of goods, services and technology across international borders. Because we are subject to extensive regulations in the countries in which we operate, we are subject to the risk that laws and regulations could change in a way that would expose us to additional costs, penalties or liabilities. These laws and regulations govern, among other things, our import and export activities.
The U.S. FDA, in cooperation with U.S. Customs and Border Protection (CBP), administers controls over the import of medical devices into the U.S. The CBP imposes its own regulatory requirements on the import of our products, including inspection and possible sanctions for noncompliance. Medtronic is also subject to foreign trade controls administered by several U.S. government agencies, including the Bureau of Industry and Security within the Commerce Department and the Office of Foreign Assets Control within the Treasury Department. We import raw materials, components and finished products into the countries in which we transact business. We act as the import of record in many instances, but we also sell and ship goods to third parties who are themselves responsible for complying with applicable trade laws and regulations. In our role as importer of record, we are directly responsible for complying with customs laws and regulations concerning the importation of our raw materials, components and finished products. If third parties violate U.S. FDA or customs laws and regulations when engaging in cross-border transactions involving our products, we may be subject to varying degrees of liability depending on our participation in the transaction. In addition, the activities of third parties may cause supply chain disruptions and delays in the distribution of our products that impact our business activities.
Many countries, including the U.S., control the export and re-export of goods, technology and services for reasons including public health, national security, regional stability, antiterrorism policies and other reasons. In certain circumstances, approval from governmental authorities may be required before goods, technology or services are exported or re-exported to certain destinations, to certain end-users and for certain end-uses. In addition, international sales of our medical devices that have not received U.S. FDA approval are subject to U.S. FDA export requirements. Some governments may also impose economic sanctions against certain countries, persons or entities. In addition to our need to comply with such regulations in connection with our direct export activities, we also sell and provide goods, technology and services to agents, representatives and distributors who may export such items to customers and end-users. If third parties violate applicable export control and economic sanctions laws and regulations when engaging in transactions involving our products, we may be subject to varying degrees of liability dependent upon our participation in the transaction. The activities of our third parties may cause disruption or delays in the distribution and sales of our products, or result in restrictions being placed upon our international distribution and sales of products which may materially impact our business activities.

Anti-Boycott Laws
Under U.S. laws and regulations, U.S. companies and their controlled-in-fact foreign subsidiaries and affiliates are prohibited from participating or agreeing to participate in unsanctioned foreign boycotts in connection with certain business activities, including the sale purchase, transfer, shipping or financing of goods or services within the U.S. or between the U.S. and a foreign country. Currently, the U.S. considers the Arab League boycott of Israel to constitute an unsanctioned foreign boycott. We are responsible for ensuring we comply with the requirements of U.S. anti-boycott laws for all transactions in which we are involved. If we or third parties violate U.S. anti-boycott laws and regulations when engaging in transactions involving our products, we may be subject to varying degrees of liability dependent upon the nature of the transaction and our participation in the transaction. Penalties for any violations of anti-boycott laws and regulations could include criminal penalties and civil sanctions such as fines, imprisonment, debarment from government contracts, loss of export privileges and the denial of certain tax benefits, including foreign tax credits, and foreign subsidiary deferrals.
Patient Privacy Laws
U.S. federal and state laws protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by health care providers. In particular, in April 2003, the U.S. Department of Health and Human Services (HHS) published patient privacy rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and, in April 2005, published security rules for protected health information. The HIPAA privacy and security rules govern the use, disclosure, and security of protected health information by “Covered Entities,” which are health care providers that submit electronic claims, health plans, and health care clearinghouses. In 2009, Congress passed the HITECH Act, which modified certain provisions of the HIPAA privacy and security rules for Covered Entities and their Business Associates (which is anyone that performs a service on behalf of a Covered Entity involving the use or disclosure of protected health information and is not a member of the Covered Entity’s workforce). These included directing HHS to publish more specific security standards, and increasing breach notification requirements, as well as tightening certain aspects of the privacy rules. HHS published the final versions of these new rules in January 2013, and Covered Entities and Business Associates were expected to be in compliance by September 2013. In addition, the HITECH Act provided that Business Associates will now be subject to the same security requirements as Covered Entities, and that with regard to both the security and privacy rule, Business Associates will be subject to direct enforcement by HHS, including civil and criminal liability, just as Covered Entities are. In the past, HIPAA has generally affected us indirectly. Medtronic is generally not a Covered Entity, except for a few units such as our Diabetes business and our health insurance plans. Medtronic only operates as a Business Associate to Covered Entities in a limited number of instances. In those cases, the patient data that we receive and analyze may include protected health information. We are committed to maintaining the security and privacy of patients’ health information and believe that we meet the expectations of the HIPAA rules. Some modifications to our systems and policies may be necessary, but the framework is already in place. However, the potential for enforcement action against us is now greater, as HHS can take action directly against Business Associates. Thus, while we believe we are and will be in substantial compliance with HIPAA standards, there is no guarantee that the government will not disagree. Enforcement actions can be costly and interrupt regular operations of our business. Nonetheless, these requirements affect a limited subset of our business. We believe the ongoing costs and impacts of assuring compliance with the HIPAA privacy and security rules are not material to our business. In addition, there has been a developing trend of civil lawsuits and class actions brought relating to breaches of consumer data held by large companies. While Medtronic has not been named in any such suits, if a substantial breach or loss of data from our records were to occur, we could become a target of such litigation.
In 2013, Medtronic provided notification regarding certain records related to patients of our Diabetes business unit. While we found no evidence of a breach or inadvertent disclosure of the patient records, we were unable to locate them for retrieval. The HHS Office of Civil Rights contacted us following the disclosure, as is their regular practice, and we have provided them information on the issue and our information security practices. In addition, Medtronic, along with two other large medical device manufacturers, discovered an unauthorized intrusion to our systems that was believed to originate from hackers in Asia. We concluded that the intrusion did not breach any of the databases where we store patient data. We received inquiries from some State Attorneys General regarding whether notification to patients was necessary, and provided them information about our analysis and conclusions that patient data was not affected.
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

Cost Containment Initiatives
Government and private sector initiatives to limit the growth of health care costs, including price regulation, competitive pricing, bidding and tender mechanics, coverage and payment policies, comparative effectiveness of therapies, technology assessments, and managed-care arrangements, are continuing in many countries where we do business, including the U.S. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical devices and therapies. Government programs, including Medicare and Medicaid, private health care insurance, and managed-care plans have attempted to control costs by limiting the amount of reimbursement they will pay for particular procedures or treatments, tying reimbursement to outcomes, shifting to population health management, and other mechanisms designed to constrain utilization and contain costs. Hospitals, which purchase implants, are also seeking to reduce costs through a variety of mechanisms, including, for example, creating centralized purchasing functions that set pricing and in some cases limiting the number of vendors that can participate in the purchasing program. Hospitals are also aligning interests with physicians through employment and other arrangements, such as gainsharing, where a hospital agrees with physicians to share any realized cost savings resulting from the physicians’ collective change in practice patterns such as standardization of devices where medically appropriate. This has created an increasing level of price sensitivity among customers for our products. Some third-party payers must also approve coverage and set reimbursement levels for new or innovative devices or therapies before they will reimburse health care providers who use the medical devices or therapies. Even though a new medical device may have been cleared for commercial distribution, we may find limited demand for the device until coverage and sufficient reimbursement levels have been obtained from governmental and private third-party payers. In addition, some private third-party payers require that certain procedures or that the use of certain products be authorized in advance as a condition of reimbursement. International examples of cost containment initiatives and health care reforms in markets significant to Medtronic's business include Japan, where the government reviews reimbursement rate benchmarks every two years, which may significantly reduce reimbursement for procedures using our medical devices or deny coverage for those procedures. As a result of our manufacturing efficiencies, cost controls and other cost-savings initiatives, we believe we are well-positioned to respond to changes resulting from the worldwide trend toward cost-containment; however, uncertainty remains as to the nature of any future legislation or other reforms, making it difficult for us to predict the potential impact of cost-containment trends on future operating results.
Regulations Governing Reimbursement
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
U.S. federal health care laws apply when we or customers submit claims for items or services that are reimbursed under Medicare, Medicaid, or other federally-funded health care programs. The principal U.S. federal laws include: (1) the Anti-kickback Statute which prohibits offers to pay or receive remuneration of any kind for the purpose of including or rewarding referrals of items or services reimbursable by a federal health care program; (2) the False Claims Act which prohibits the submission of false or otherwise improper claims for payment to a federally-funded health care program, including claims resulting from a violation of the Anti-kickback Statute; (3) the Stark law which prohibits physicians from referring Medicare or Medicaid patients to a provider that bills these programs for the provision of certain designated health services if the physician (or a member of the physician’s immediate family) has a financial relationship with that provider; and (4) health care fraud statutes that prohibit false statements and improper claims to any third-party payer. There are often similar state false claims, anti-kickback, and anti-self-referral and insurance laws that apply to state-funded Medicaid and other health care programs and private third-party payers. In addition, the U.S. Foreign Corrupt Practices Act (FCPA) can be used to prosecute companies in the U.S. for arrangements with physicians, or other parties outside the U.S. if the physician or party is a government official of another country and the arrangement violates the law of that country.
Environmental Health and Safety Laws
We are also subject to various environmental health and safety laws and regulations both within and outside the U.S. Like other medical device companies, our manufacturing and other operations involve the use and transportation of substances regulated under environmental health and safety laws including those related to the transportation of hazardous materials. To the best of our knowledge at this time, we do not expect that compliance with environmental protection laws will have a material impact on our consolidated results of operations, financial position, or cash flows.
Litigation Risks
Patent Litigation. We operate in an industry characterized by extensive patent litigation. Patent litigation can result in significant damage awards and injunctions that could prevent the manufacture and sale of affected products or result in significant royalty payments in order to continue selling the products. At any given time, we are involved as both a plaintiff and a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time. While it is not possible to predict the outcome of patent litigation incidents to our business, we believe the costs associated with this type of litigation could have a material adverse impact on our consolidated results of operations, financial position, or cash flows. For additional information, see “Item 1A. Risk Factors” and Note 18 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Product Liability and Other Claims. We operate in an industry susceptible to significant product liability claims. These claims may be brought by individuals seeking relief on their own behalf or purporting to represent a class. We are also susceptible to other litigation, including private securities litigation, shareholder derivative suits and contract litigation. These claims may be asserted against us in the future based on events we are not aware of at the present time. For additional information, see “Item 1A. Risk Factors” and Note 18 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Self-Insurance
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
Omar Ishrak, age 58, has been Chairman and Chief Executive Officer of Medtronic since June 2011. Prior to joining Medtronic, Mr. Ishrak served as President and Chief Executive Officer of GE Healthcare Systems, a division of GE Healthcare, from 2009 to 2011. Before that, Mr. Ishrak was President and Chief Executive Officer of GE Healthcare Clinical Systems from 2005 to 2008 and President and Chief Executive Officer of GE Healthcare Ultrasound and BMD from 1995 to 2004.
Michael J. Coyle, age 51, has been Executive Vice President and Group President, Cardiac and Vascular Group since December 2009. Prior to that, he served as President of the Cardiac Rhythm Management division at St. Jude from 2001 to 2007, and prior positions included serving St. Jude as President of the company’s Daig Catheter division and numerous leadership positions at Eli Lilly & Company.
Gary L. Ellis, age 57, has been Executive Vice President and Chief Financial Officer since April 2014. Prior to that, he was Senior Vice President and Chief Financial Officer from May 2005 to April 2014; Vice President, Corporate Controller and Treasurer from October 1999 to May 2005 and Vice President and Corporate Controller from August 1994 to October 1999. Mr. Ellis joined Medtronic in 1989 as Assistant Corporate Controller and was promoted to Vice President of Finance for Medtronic Europe in 1992, until being named as Corporate Controller in 1994. Mr. Ellis is a member of the board of directors of The Toro Company and past chairman of the American Heart Association.
Richard Kuntz, M.D., age 57, has been Senior Vice President and Chief Scientific, Clinical and Regulatory Officer since August 2009. Prior to that, he was Senior Vice President and President, Neuromodulation from October 2005 to August 2009; and prior to that, he was an interventional cardiologist and Chief of the Division of Clinical Biometrics at Brigham and Women’s Hospital and Associate Professor of Medicine and Chief Scientific Officer of the Harvard Clinical Research Institute. Mr. Kuntz is a member of the board of directors of Tengion, Inc.
Hooman C. Hakami, age 44, joined Medtronic in June 2014 as Executive Vice President and President, Diabetes. Prior to joining Medtronic, he was President and Chief Executive Officer of Detection and Guidance Solutions at GE Healthcare from April 2012 to May 2014. Prior to that, he served as President and Chief Executive Officer of Interventional Systems from July 2009 to April 2012; Global Business Transformation leader for GE Healthcare from December 2008 to July 2009; Vice President and General Manager, Global Ultrasound Services from June 2004 to December 2008. Mr. Hakami started his career with GE and has held the following financial roles: Chief Financial Officer for the Global Ultrasound division from 2001 to 2004; Chief Financial Officer for Clinical and Multi-vendor Services from 1999 to 2001; as well as various finance roles at GE Capital from 1994 to 1999; GE's Aerospace Division from 1992 to 1994 and GE Power Systems from 1991 to 1992.
Bradley E. Lerman, age 57, joined Medtronic, Inc. in May 2014 as Senior Vice President, General Counsel and Corporate Secretary. Prior to joining Medtronic, he was Executive Vice President, General Counsel, and Corporate Secretary at Federal National Mortgage Association (Fannie Mae) from October 2012 to May 2014; Senior Vice President and Chief Litigation Counsel at Pfizer, Inc. from January 2009 to September 2012; Partner at Winston & Strawn from August 1998 to January 2009; partner at Kirkland & Ellis from March 1996 to July 1998; Associate Independent Counsel from October 1994 to March 1996; and Assistant U.S. Attorney in the Northern District of Illinois from February 1986 to September 1994.
Geoffrey S. Martha, age 44, has been Senior Vice President of Strategy and Business Development since August 2011. Prior to joining Medtronic, he served as Managing Director of Business Development at GE Healthcare from April 2007 to July 2011; General Manager for GE Capital Technology Finance Services from November 2003 to March 2007; Senior Vice President, Business Development for GE Capital Vendor Financial Services from February 2002 to October 2003; General Manager for GE Capital Colonial Pacific Leasing from February 2001 to January 2002; and Vice President, Business Development for Potomac Federal, the GE Capital federal financing investment bank from May 1998 to January 2001.
Christopher J. O’Connell, age 47, has been Executive Vice President and Group President, Restorative Therapies Group since August 2009. Prior to that, he was Senior Vice President and President, Diabetes from October 2006 to August 2009; President of Medtronic’s Emergency Response Systems division from May 2005 to October 2006; and Vice President of Sales and Marketing of Medtronic’s Cardiac Rhythm Disease Management division from November 2001 to May 2005. Mr. O’Connell has served in various management positions since joining the Company in 1994.
Carol A. Surface, age 48, has been Senior Vice President and Chief Human Resources Officer at Medtronic since September 2013. Prior to that, she was the Executive Vice President and Chief Human Resources Officer at Best Buy Co., Inc. from March 2010 to September 2013, and held a series of HR leadership roles at PepsiCo Inc., from May 2000 to March 2010.
Robert ten Hoedt, age 53, has been Executive Vice President and President, EMEAC since May 2014. Prior to that, he was Senior Vice President and President, EMEA and Canada from 2009 to 2014; Vice President CardioVascular Europe and Central Asia from 2006 to 2009; Vice President and General Manager, Vitatron from 1999 to 2006; Gastro-Uro leader from 1994 to 1999; and Marketing Manager, Neurological from 1991 to 1994.
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
We manufacture most of our products at 41 manufacturing facilities located throughout the world. We purchase many of the components and raw materials used in manufacturing these products from numerous suppliers in various countries. Generally we have been able to obtain adequate supplies of such raw materials and components. However, for reasons of quality assurance, cost effectiveness, or availability, we procure certain components and raw materials from a sole supplier. We work closely with our suppliers to try to ensure continuity of supply while maintaining high quality and reliability. However, we cannot guarantee that these efforts will be successful. In addition, due to the stringent regulations and requirements of the U.S. FDA regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture our products in a timely or cost-effective manner and to make our related product sales. Moreover, pursuant to the conflict minerals requirements promulgated by the SEC as a part of Dodd-Frank, we are required to report on the source of any conflict minerals used in our products, as well as the process we use to determine the source of such materials. We will incur expenses as we work with our suppliers to evaluate the source of any conflict minerals in our products, and compliance with these requirements could adversely affect the sourcing, supply, and pricing of our raw materials.
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
Pursuant to Dodd-Frank, the SEC promulgated final rules regarding disclosure of the use of certain minerals, known as "conflict minerals": tantalum, tin, tungsten (or their ores), and gold; which are mined from the Democratic Republic of the Congo and adjoining countries. Under the rules, we are now required to disclose the procedures we employ to determine the sourcing of such minerals and metals produced from those minerals. There are costs associated with complying with these disclosure requirements, including for diligence in regards to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. As of the date of our conflict minerals report for the 2013 calendar year, we were unable to obtain the necessary information on conflict minerals from all of our suppliers and were unable to determine that all of our products are conflict free. We may continue to face difficulties in gathering this information in the future. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement.
Foreign governmental regulations have become increasingly stringent and more common, and we may become subject to more rigorous regulation by foreign governmental authorities in the future. Penalties for a company’s non-compliance with foreign governmental regulation could be severe, including revocation or suspension of a company’s business license and criminal sanctions. Any domestic or foreign governmental law or regulation imposed in the future may have a material adverse effect on us. Our worldwide operations are also required to comply with the FCPA and similar anti-bribery laws in other jurisdictions and with U.S. and foreign export control, trade embargo and customs laws. If we fail to comply with them, we could suffer civil and/or criminal sanctions.
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
In addition, the laws of certain countries in which we market some of our products do not protect our intellectual property rights to the same extent as the laws of the U.S. If we are unable to protect our intellectual property in these countries, it could have a material adverse effect on our business, financial condition or results of operations.
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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010. Certain provisions of the law will not be effective for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impacts will be from the law. The legislation imposes significant new taxes on medical device makers in the form of a 2.3 percent excise tax on all U.S. medical device sales that commenced in January 2013. Under the legislation, the total cost to the medical device industry is expected to be approximately $20 billion over 10 years. We expect the new tax will materially and adversely affect our business, cash flows and results of operations. The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what negative unintended consequences these provisions will have on patient access to new technologies. The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the law includes a reduction in the annual rate of inflation for Medicare payments to hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending. We cannot predict what health care programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.
Our self-insurance program may not be adequate to cover future losses.
We have elected to self-insure most of our insurable risks. We made this decision based on conditions in the insurance marketplace that have led to increasingly higher levels of self-insurance retentions, increasing numbers of coverage limitations, and dramatically higher insurance premium rates. We maintain a directors and officers policy providing limited coverage and continue to monitor the insurance marketplace to evaluate the value to us of obtaining insurance coverage for other categories of losses in the future. While based on historical loss trends we believe that our self-insurance program accruals and our existing insurance coverage will be adequate to cover future losses, we cannot guarantee that this will remain true. Historical trends may not be indicative of future losses. The fact that we do not maintain third-party insurance coverage for all categories of losses increases our exposure to unanticipated claims and these losses could have a material adverse impact on our consolidated earnings, financial condition, and/or cash flows.
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
In light of these global economic fluctuations, we continue to monitor the creditworthiness of customers located outside the U.S. Failure to receive payment of all or a significant portion of these receivables could adversely affect our results of operations. Further, there are concerns for the overall stability and suitability of the Euro as a single currency, given the economic and political challenges facing individual Eurozone countries. Continuing deterioration in the creditworthiness of the Eurozone countries, the withdrawal of one or more member countries from the EU, or the failure of the Euro as a common European currency could adversely affect our revenues, financial condition or results of operations.
We are subject to a variety of market and financial risks due to our international operations that could adversely affect those operations or our profitability and operating results.
Our operations in countries outside the U.S., which accounted for 46 percent of our net sales for the fiscal year ended April 25, 2014, are accompanied by certain financial and other risks. We intend to continue to pursue growth opportunities in sales outside the U.S., especially in emerging markets, which could expose us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	local product preferences and product requirements,

•	longer-term receivables than are typical in the U.S.,

•	fluctuations in foreign currency exchange rates,

•	less intellectual property protection in some countries outside the U.S. than exists in the U.S.,

•	trade protection measures and import and export licensing requirements,

•	workforce instability,

•	political and economic instability, and

•	the potential payment of U.S. income taxes on certain earnings of our subsidiaries outside the U.S. upon repatriation.
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
The continuing development of many of our products depends upon us maintaining strong relationships with health care professionals.
If we fail to maintain our working relationships with health care professionals, many of our products may not be developed and marketed in line with the needs and expectations of the professionals who use and support our products, which could cause a decline in our earnings and profitability. The research, development, marketing, and sales of many of our new and improved products is dependent upon our maintaining working relationships with health care professionals. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing, and sale of our products. Physicians assist us as researchers, marketing and product consultants, inventors, and public speakers. If we are unable to maintain our strong relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could have a material adverse effect on our consolidated earnings, financial condition, and/or cash flows.
Negative conditions in the global credit market may impair our commercial paper program, our auction rate securities, and our other fixed income securities, which may cause us losses and liquidity issues.
We have investments in marketable debt securities that are classified and accounted for as available-for-sale. Our debt securities include U.S. and foreign government and agency securities, corporate debt securities, certificates of deposit, debt funds, and mortgage-backed and other asset-backed securities, including auction rate securities. Market conditions over the past several years have included periods of significant economic uncertainty and at times general market distress, especially in the banking and financial services sector. During these periods of economic uncertainty, we may experience reduced liquidity across the fixed-income investment market, including the securities in which we invest. In the event we need to sell these securities, we may not be able to do so in a timely manner or for a value that is equal to the underlying principal. In addition, we may be required to adjust the carrying value of the securities and record an impairment charge. If we determine that the fair value of such securities is temporarily impaired, we would record a temporary impairment as a component of accumulated other comprehensive loss within shareholders’ equity. If it is determined that the fair value of these securities is other-than-temporarily impaired, we would record a loss in our consolidated statements of earnings, which could materially adversely impact our results of operations and financial condition.
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

For additional information regarding risks relating to the Pending Acquisition of Covidien plc, see risk factors below under the heading “Risks relating to our pending acquisition of Covidien plc”.
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
We are subject to rigorous regulation by the U.S. FDA and numerous other federal, state, and foreign governmental authorities. These authorities have been increasing their scrutiny of our industry. We have received subpoenas and other requests for information from state and federal governmental agencies, including, among others, the U.S. DOJ and the Office of Inspector General of HHS. These investigations have related primarily to financial arrangements with health care providers, regulatory compliance, and product promotional practices. Similar requests were made of our major competitors.
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
Risks relating to our pending acquisition of Covidien plc
Medtronic and Covidien must obtain required approvals and governmental and regulatory consents to consummate the Pending Acquisition, which, if delayed, not granted or granted with unacceptable conditions, may jeopardize or delay the consummation of the Pending Acquisition, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the transaction.
The Pending Acquisition is subject to customary closing conditions. These closing conditions include, among others, the receipt of required approvals of Medtronic and Covidien shareholders, the effectiveness of the registration statement, the approval of the Arrangement by the Irish High Court and the expiration or termination of the waiting period under the HSR Act, and the relevant approvals under the antitrust, competition, and foreign investment laws of certain foreign countries under which filings or approvals are or may be required.
The governmental agencies from which the parties will seek certain of these approvals have broad discretion in administering the governing regulations. As a condition to their approval of the Pending Acquisition, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of New Medtronic’s businesses after the closing. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the transaction or may reduce the anticipated benefits of the transaction. Further, no assurance can be given that the required shareholder approvals will be obtained or that the required closing conditions will be satisfied, and, if all required consents and approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions, and timing of the approvals. Pursuant to the transaction agreement, Medtronic would generally be required to commit to make, and make, any divestitures needed to obtain any antitrust or competition-related regulatory approvals so long as the divestitures would not result in a material adverse effect on the combined company, taken as a whole. If Medtronic and Covidien agree to any material requirements, limitations, costs, divestitures or restrictions in order to obtain any approvals required to consummate the Pending Acquisition, these requirements, limitations, costs, divestitures or restrictions could adversely affect New Medtronic’s ability to integrate Medtronic’s operations with Covidien’s operations or reduce the anticipated benefits of the transaction. This could result in a failure to consummate the Pending Acquisition or have a material adverse effect on New Medtronic’s business and results of operations.

Future potential changes to the tax laws under which New Medtronic is expected to be treated as a foreign corporation for U.S. federal tax purposes may jeopardize or delay the consummation of the Pending Acquisition, and any such changes or changes in other tax laws relating to multinational corporations, whether enacted before or after consummation, may materially adversely affect New Medtronic.

Under current law, New Medtronic is expected to be treated as a foreign corporation for U.S. federal tax purposes. Changes to Section 7874 of the U.S. Internal Revenue Code of 1986, as amended (“Section 7874”), or the U.S. Treasury regulations promulgated thereunder could affect New Medtronic’s status as a foreign corporation for U.S. federal tax purposes.  Any such changes could have prospective or retroactive application, and may apply even if enacted after the Pending Acquisition is consummated.  If New Medtronic were to be treated as a U.S. corporation for federal tax purposes, it could be subject to substantially greater U.S. tax liability than currently contemplated as a foreign corporation.  In addition, recent legislative proposals have aimed to limit the ability of foreign-owned corporations to deduct interest expense, and to make other changes in the taxation of multinational corporations. Any of these changes to such laws or regulations could materially adversely affect New Medtronic.

Each of Medtronic’s and Covidien’s respective obligations to consummate the Pending Acquisition is subject to a condition that there shall have been no change in applicable law (whether or not such change in law is yet effective) with respect to Section 7874 (or any other U.S. tax law), or certain official interpretations thereof, and there having been no bill that would implement such a change which has been passed in identical (or substantially identical such that a conference committee is not required prior to submission of such legislation for the President’s approval or veto) form by both Houses of Congress and for which the time period for the President of the United States to sign or veto such bill has not yet elapsed, in each case, that, once effective, in the opinion of nationally recognized U.S. tax counsel, would cause New Medtronic to be treated as a United States domestic corporation for United States federal income tax purposes.

Failure to consummate the Pending Acquisition could have a materially adverse effect on our financial condition and results and could negatively impact our stock price.

We will incur significant transaction costs relating to the Pending Acquisition, including legal, accounting, financial advisory, regulatory, and other expenses.  In general, these expenses are payable by us whether or not the merger is completed.  In addition, if the transaction agreement is terminated under specified circumstances, we may be required to pay to Covidien a termination fee equal to $850 million.  The payment of any of these costs could have an adverse effect on our financial condition, results of operations or cash flows.  The current market price of our stock may reflect an assumption that the pending merger will occur and failure to complete the merger could result in a decline in our stock price.

If completed, the Pending Acquisition may not achieve the intended benefits or may disrupt our current plans and operations.

There can be no assurance that we will be able to successfully integrate the businesses of Medtronic and Covidien or otherwise realize the expected benefits of the Pending Acquisition.  The expected cost savings and synergies of the merger may not be fully realized, which could result in increased costs and have an adverse effect on the combined company’s financial results and prospects.  Our business may be negatively impacted following the Pending Acquisition if we are unable to effectively manage our expanded operations.  The integration will require significant time and focus from management following the merger and may divert attention from the day-to-day operations of the combined business.  Additionally, consummation of the Pending Acquisition could disrupt current plans and operations, which could delay the achievement of our strategic objectives.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal offices are owned by us and located in the Minneapolis, Minnesota metropolitan area. Manufacturing or research facilities are located in Arizona, California, Colorado, Connecticut, Florida, Indiana, Massachusetts, Michigan, Minnesota, New Jersey, Tennessee, Texas, Puerto Rico, Canada, Denmark, France, Germany, Ireland, Israel, Italy, Mexico, The Netherlands, The People's Republic of China, Singapore, and Switzerland. Our total manufacturing and research space is approximately 4.5 million square feet. Approximately 40 percent of the manufacturing or research facilities are owned by us and the balance is leased.
We also maintain sales and administrative offices in the U.S. at 39 locations in 25 states or jurisdictions and outside the U.S. at 118 locations in 50 countries. Most of these locations are leased. We are using substantially all of our currently available productive space to develop, manufacture, and market our products. Our facilities are in good operating condition, suitable for their respective uses, and adequate for current needs.
Item 3. Legal Proceedings
A discussion of the Company’s policies with respect to legal proceedings is discussed in our contingencies footnote as described in Note 18 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Medtronic’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities
The Company’s common stock is listed on the New York Stock Exchange under the symbol “MDT.”
In June 2013 and June 2011, the Company’s Board of Directors authorized the repurchase of 80 million and 75 million shares of the Company’s common stock, respectively. As of April 25, 2014, the Company had used the entire amount authorized under the June 2011 repurchase program and 20.6 million of the 80 million shares authorized under the June 2013 repurchase program. As authorized by the Board of Directors our program expires when its total number of authorized shares has been repurchased.
The following table provides information about shares repurchased by the Company during the fourth quarter of fiscal year 2014:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
1/25/2014-2/21/2014	—	$—	—	66,113,875
2/22/2014-3/28/2014	3,358,500	59.55	3,358,500	62,755,375
3/29/2014-4/25/2014	3,337,272	59.94	3,337,272	59,418,103
Total	6,695,772	$59.74	6,695,772	59,418,103
On June 18, 2014, there were approximately 46,350 shareholders of record of the Company’s common stock. Cash dividends declared and paid totaled 28 cents per share for each quarter of fiscal year 2014 and 26 cents per share for each quarter of fiscal year 2013. The following prices are the high and low market sales quotations per share of the Company’s common stock for the quarters indicated:

Fiscal	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014 High	$55.63	$57.88	$60.93	$62.90
2014 Low	46.17	51.22	55.56	53.33
2013 High	39.17	44.79	46.49	47.98
2013 Low	35.67	38.53	40.28	43.51

Stock Performance Graph
The following graph compares the cumulative total shareholder return on Medtronic’s common stock with the cumulative total shareholder return on the Standard & Poor’s (S&P) 500 Index and the S&P 500 Health Care Equipment Index for the last five fiscal years. The graph assumes that $100 was invested at market close on April 24,2009 in Medtronic’s common stock, the S&P 500 Index, and the S&P 500 Health Care Equipment Index and that all dividends were reinvested.

Company/Index	April 2009	April 2010	April 2011	April 2012	April 2013	April 2014
Medtronic, Inc.	$100.00	$150.81	$147.70	$136.89	$172.52	$220.99
S&P 500 Index	100.00	139.90	163.99	172.46	198.88	239.18
S&P 500 Health Care Equipment Index	100.00	132.12	146.91	143.18	166.01	197.70

For information on our equity compensation plans, see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" in this Annual Report on Form 10-K.

Item 6. Selected Financial Data

	Fiscal Year
	2014	2013	2012	2011	2010
(in millions, except per share data and additional information)
Operating Results for the Fiscal Year:
Net sales	$17,005	$16,590	$16,184	$15,508	$15,392
Cost of products sold	4,333	4,126	3,889	3,700	3,582
Gross margin percentage	74.5%	75.1%	76.0%	76.1%	76.7%
Research and development expense	$1,477	$1,557	$1,490	$1,472	$1,424
Selling, general, and administrative expense	5,847	5,698	5,623	5,427	5,282
Special charges	40	—	—	—	—
Restructuring charges, net	78	172	87	259	50
Certain litigation charges, net	770	245	90	245	374
Acquisition-related items	117	(49)	12	14	23
Amortization of intangible assets	349	331	335	339	317
Other expense, net	181	108	364	110	150
Interest expense, net	108	151	149	278	246
Earnings from continuing operations before income taxes	3,705	4,251	4,145	3,664	3,944
Provision for income taxes	640	784	730	609	861
Earnings from continuing operations	3,065	3,467	3,415	3,055	3,083
Earnings from discontinued operations, net of tax	—	—	202	41	16
Net earnings	$3,065	$3,467	$3,617	$3,096	$3,099
Per Share of Common Stock:
Basic - Earnings from continuing operations	$3.06	$3.40	$3.24	$2.84	$2.79
Basic - Net earnings	3.06	3.40	3.43	2.87	2.80
Diluted - Earnings from continuing operations	3.02	3.37	3.22	2.82	2.78
Diluted - Net earnings	3.02	3.37	3.41	2.86	2.79
Cash dividends declared	1.12	1.04	0.97	0.90	0.82
Financial Position at Fiscal Year-end:
Working capital	$15,651	$13,902	$10,409	$9,437	$8,482
Current ratio	3.8:1.0	4.5:1.0	2.8:1.0	3.0:1.0	2.6:1.0
Total assets	$37,943	$34,900	$32,818	$30,662	$28,305
Long-term debt	10,315	9,741	7,359	8,112	6,944
Shareholders’ equity	19,443	18,671	17,113	15,968	14,629
Additional Information:*
Full-time employees at year-end	43,305	42,466	40,601	40,346	38,339
Full-time equivalent employees at year-end	49,247	46,659	44,944	44,315	42,208
*Employee counts include continuing operations only.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Understanding Our Financial Information
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic, Inc. and its subsidiaries (Medtronic or the Company, or we, us, or our). You should read this discussion and analysis along with our consolidated financial statements and related notes thereto as of April 25, 2014 and April 26, 2013 and for each of the three fiscal years ended April 25, 2014, April 26, 2013, and April 27, 2012.
Beginning in the third quarter of fiscal year 2012, the results of operations, assets, and liabilities of the Physio-Control business, which were previously presented as a component of the Cardiac and Vascular Group operating segment, are classified as discontinued operations. All information in the following management’s discussion and analysis of financial condition and results of operations includes only results from continuing operations (excluding Physio-Control) for all periods presented, unless otherwise noted. For further information regarding discontinued operations, see Note 17 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Organization of Financial Information Management’s discussion and analysis, presented on pages 32 to 57 of this report, provides material historical and prospective disclosures designed to enable investors and other users to assess our financial condition and results of operations.
Statements that are forward-looking and not historical in nature are subject to risks and uncertainties. See "Item 1A. Risk Factors" in this Annual Report on Form 10-K and "Cautionary Factors That May Affect Future Results" in this management's discussion and analysis for more information.
The consolidated financial statements are presented on pages 60 to 122 of this report, and include the consolidated statements of earnings, consolidated statements of comprehensive income, consolidated balance sheets, consolidated statements of shareholders’ equity, consolidated statements of cash flows, and the related notes, which are an integral part of the consolidated financial statements.
Financial Trends Throughout this management’s discussion and analysis, you will read about transactions or events that materially contribute to or reduce earnings and materially affect financial trends. We refer to these transactions and events as special charges (such as contributions to the Medtronic Foundation), restructuring charges, net, certain litigation charges, net, acquisition-related items (such as asset impairments), or certain tax adjustments. These charges, or benefits, result from facts and circumstances that vary in frequency and/or impact to operations. While understanding these charges or benefits is important to understanding and evaluating financial trends, other transactions or events may also have a material impact on financial trends. A complete understanding of the special charges, restructuring charges, net, certain litigation charges, net, acquisition-related items, and certain tax adjustments is necessary in order to estimate the likelihood that they may affect financial trends in the future.
Our fiscal year-end is the last Friday in April, and therefore, the total weeks in a fiscal year can fluctuate between 52 and 53 weeks. Fiscal years 2014, 2013, and 2012 were 52-week years. Fiscal year 2016 will be the next 53-week year.
Executive Level Overview
Medtronic is the global leader in medical technology - alleviating pain, restoring health, and extending life for millions of people around the world. We develop, manufacture, and market our medical devices in more than 140 countries. Our primary products include those for cardiac rhythm disorders, cardiovascular disease, neurological disorders, spinal conditions and musculoskeletal trauma, urological and digestive disorders, and ear, nose, and throat and diabetes conditions.
In the first quarter of fiscal year 2014, we amended the way in which we evaluate performance and allocate resources for the Diabetes business including separating the Diabetes business from the Restorative Therapies Group. As a result, we began to operate under three reportable segments and three operating segments, the Cardiac and Vascular Group (composed of the CRDM, Coronary, Structural Heart, and Endovascular businesses), the Restorative Therapies Group (composed of the Spine, Neuromodulation, and Surgical Technologies businesses), and the Diabetes Group. See Note 20 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional discussion related to our segment reporting.
Net earnings for the fiscal year ended April 25, 2014 were $3.065 billion, or $3.02 per diluted share, as compared to net earnings of $3.467 billion, or $3.37 per diluted share for the fiscal year ended April 26, 2013, representing a decrease of 12 percent and 10 percent, respectively. Fiscal year 2014 net earnings included after-tax special charges, restructuring charges, net, certain litigation charges, net, acquisition-related items, and certain tax adjustments that decreased net earnings by an aggregate of $803 million ($1.015 billion pre-tax). Fiscal year 2013 net earnings included after-tax restructuring charges, net, certain litigation charges, net, and acquisition-related items that decreased net earnings by an aggregate of $331 million ($378 million pre-tax). See further discussion of these items in the “Special Charges, Restructuring Charges, Net, Certain Litigation Charges, Net, Acquisition-Related Items, and Certain Tax Adjustments” section of this management’s discussion and analysis.
The table below illustrates net sales by operating segments for fiscal years 2014 and 2013:

	Net Sales
	Fiscal Year
(dollars in millions)	2014	2013	% Change
Cardiac and Vascular Group	$8,847	$8,695	2%
Restorative Therapies Group	6,501	6,369	2
Diabetes Group	1,657	1,526	9
Total Net Sales	$17,005	$16,590	3%
Net sales in fiscal year 2014 were $17.005 billion, an increase of 3 percent from the prior fiscal year. Foreign currency translation had an unfavorable impact of $175 million on net sales compared to the prior fiscal year. Net sales growth for fiscal year 2014 was driven by 2 percent growth in our Cardiac and Vascular Group, 2 percent growth in our Restorative Therapies Group, and 9 percent growth in our Diabetes Group compared to the prior fiscal year. The Cardiac and Vascular Group’s performance was primarily a result of strong net sales in AF and Other, and solid growth in Structural Heart and Endovascular, partially offset by slight declines in Coronary and CRDM defibrillation and pacing systems which is primarily due to pricing pressures. Additionally, the Cardiac and Vascular Group’s performance was favorably affected by new products and the August 2013 acquisition of Cardiocom and January 2014 acquisition of TYRX. The Restorative Therapies Group’s performance was a result of strong net sales in Surgical Technologies and growth in Neuromodulation, partially offset by declines in Spine, primarily driven by BMP (composed of INFUSE bone graft (InductOs in the EU)) and balloon kyphoplasty (BKP). The Diabetes Group's performance was due to strong net sales in the U.S. driven by the launch of the MiniMed 530G System with Enlite Sensor as well as strong net sales in international markets driven by the continued adoption and use of the Veo insulin pump with low-glucose suspend and Enlite CGM sensor. See our discussion in the “Net Sales” section of this management’s discussion and analysis for more information on the results of our operating segments.
We remain committed to our Mission of developing lifesaving and life-enhancing therapies to alleviate pain, restore health, and extend life.
Pending Acquisition of Covidien plc On June 15, 2014, Medtronic entered into a Transaction Agreement (the Transaction Agreement) by and among Medtronic, Covidien public limited company, an Irish public limited company (Covidien), Kalani I Limited, a private limited company organized under the laws of Ireland (New Medtronic), Makani II Limited, a private limited company organized under the laws of Ireland and a wholly-owned subsidiary of New Medtronic (IrSub), Aviation Acquisition Co., Inc., a Minnesota corporation (U.S. AcquisitionCo), and Aviation Merger Sub, LLC, a Minnesota limited liability company and a wholly-owned subsidiary of U.S. AcquisitionCo (MergerSub). Under the terms of the Transaction Agreement, (i) New Medtronic and IrSub will acquire Covidien (the Acquisition) pursuant to the Irish Scheme of Arrangement under Section 201, and a capital reduction under Sections 72 and 74, of the Irish Companies Act of 1963 (the Arrangement) and (ii) MergerSub will merge with and into Medtronic, with Medtronic as the surviving corporation in the merger (such merger, the Merger, and the Merger together with the Acquisition, the Pending Acquisition). As a result of the Pending Acquisition, both Medtronic and Covidien will become wholly-owned direct or indirect subsidiaries of New Medtronic.
At the effective time of the Arrangement, (a) Covidien shareholders will be entitled to receive $35.19 in cash and 0.956 of a newly issued New Medtronic share (the Arrangement Consideration) in exchange for each Covidien share held by such shareholders, and (b) each share of Medtronic common stock will be converted into the right to receive one New Medtronic share. The total cash and stock value of the Pending Acquisition is approximately $42.9 billion based on Medtronic’s closing share price of $60.70 on June 13, 2014. It is expected that immediately after the closing of the Pending Acquisition, Covidien shareholders will own approximately 30 percent of New Medtronic on a fully diluted basis. Shares of New Medtronic are expected to trade on the New York Stock Exchange.
The Transaction Agreement may be terminated by mutual written consent of the parties. The Transaction Agreement also contains certain termination rights, including, among others, the right of either party to terminate if (a) the Arrangement has not become effective by March 15, 2015 (the End Date), subject to certain conditions, provided that the End Date will be extended to June 15, 2015 in certain circumstances, (b) the Covidien or Medtronic shareholder approvals are not obtained, (c) the other party breaches its representations and covenants and such breach would result in the closing conditions not being satisfied, subject to a cure period, (d) the Irish High Court declines to sanction the Arrangement, unless both parties agree to appeal the decision, or (e) there is a failure of the tax condition as described in Medtronic’s Current Report on Form 8-K filed with the SEC on June 16, 2014.

Covidien also has the right, prior to the receipt of Covidien shareholder approval, to terminate the Transaction Agreement to accept a Covidien Superior Proposal (as defined in the Transaction Agreement) in certain circumstances.
The Transaction Agreement also provides that Medtronic must pay Covidien a termination fee of $850 million if the Transaction Agreement is terminated because the Medtronic board of directors changes its recommendation for the transaction and the Medtronic shareholders vote against the Transaction, and either (i) Covidien obtained the requisite Covidien shareholder approval or (ii) Medtronic effected such termination prior to the completion of the Covidien shareholder meeting.
The consummation of the Pending Acquisition is subject to certain conditions, including approvals by Medtronic and Covidien shareholders. In addition, the proposed transaction requires regulatory clearances in the U.S., the E.U., China, and certain other countries. The Pending Acquisition is expected to close in the fourth calendar quarter of 2014 or early 2015.
For further information regarding the Pending Acquisition, see the section entitled “Acquisition and Investments - Pending Acquisition of Covidien plc” contained in “Item 1. Business,” the section entitled “Risks relating to our pending acquisition of Covidien plc” contained in “Item 1A. Risk Factors,” and Note 21 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, and the full text of the Transaction Agreement, a copy of which is filed as exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on June 16, 2014.
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
Legal Proceedings We are involved in a number of legal actions involving product liability, intellectual property disputes, shareholder derivative actions, securities class actions, and other class actions. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages, as well as other relief (including injunctions barring the sale of products that are the subject of the lawsuit), that could require significant expenditures or result in lost revenues. In accordance with U.S. GAAP, we record a liability in our consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible, but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, or punitive damages; or could result in a change in business practice. Our significant legal proceedings are discussed in Note 18 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. While it is not possible to predict the outcome for most of the matters discussed in Note 18 to the consolidated financial statements, we believe it is possible that costs associated with them could have a material adverse impact on our consolidated earnings, financial position, or cash flows.
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
The Company’s overall tax rate from continuing operations including the tax impact of special charges, restructuring charges, net, certain litigation charges, net, acquisition-related items, and certain tax adjustments resulted in an effective tax rate of 17.3 percent for fiscal year 2014. Excluding the impact of the special charges, restructuring charges, net, certain litigation charges, net, acquisition-related items, and certain tax adjustments, our operational and tax strategies have resulted in a non-GAAP nominal tax rate of 18.0 percent versus the U.S. federal statutory rate of 35.0 percent. An increase in our nominal tax rate of 1 percent would result in an additional income tax provision for the fiscal year ended April 25, 2014 of approximately $47 million. See discussion of our tax rate and the tax adjustments in the “Income Taxes” section of this management’s discussion and analysis.
Valuation of Other Intangible Assets, Including IPR&D, Goodwill and Contingent Consideration When we acquire a business, the assets acquired, including IPR&D, and liabilities assumed are recorded at their respective fair values as of the acquisition date. Our policy defines IPR&D as the fair value of those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the fair value of intangible assets, including IPR&D, acquired as part of a business combination requires us to make significant estimates. These estimates include the amount and timing of projected future cash flows, the discount rate used to discount those cash flows to present value, the assessment of the asset’s life cycle, and the consideration of legal, technical, regulatory, economic, and competitive risks. The fair value assigned to other intangible assets, including IPR&D, is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of measurement in accordance with accepted valuation methodologies.
IPR&D acquired in a business combination is capitalized as an indefinite-lived intangible asset. Development costs incurred after the acquisition are expensed as incurred. Upon receipt of regulatory approval, the indefinite-lived intangible asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis or accelerated basis, as appropriate, over its estimated useful life. If the R&D project is subsequently abandoned, the indefinite-lived intangible asset is charged to expense. IPR&D acquired outside of a business combination is expensed immediately.
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

Goodwill is the excess of the purchase price (consideration) over the estimated fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. The results of our annual impairment test are discussed in Note 6 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. Goodwill was $10.593 billion and $10.329 billion as of April 25, 2014 and April 26, 2013, respectively.
Other intangible assets include patents, trademarks, purchased technology, and IPR&D (since April 25, 2009). Intangible assets with a definite life are amortized on a straight-line or accelerated basis, as appropriate, with estimated useful lives ranging from three to 20 years. IPR&D is tested for impairment annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. We review other definite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. Refer to Note 1 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information. Our impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future revenue and expense growth rates, selection of appropriate discount rate, asset groupings, and other assumptions and estimates. We use estimates that are consistent with our business plans and a market participant view of the assets being evaluated. The results of our annual impairment test are discussed in Note 6 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. Actual results may differ from our estimates due to a number of factors including, among others, changes in competitive conditions, timing of regulatory approval, results of clinical trials, changes in worldwide economic conditions, and fluctuations in foreign currency exchange rates. These risk factors are discussed in “Item 1A. Risk Factors” in this Annual Report on Form 10-K. Other intangible assets, net of accumulated amortization, were $2.286 billion and $2.673 billion as of April 25, 2014 and April 26, 2013, respectively.
Contingent consideration is recorded at the acquisition date at the estimated fair value of the contingent consideration for all acquisitions subsequent to April 24, 2009. The acquisition date fair value is measured based on the consideration expected to be transferred (probability-weighted), discounted back to present value. The discount rate used is determined at the time of measurement in accordance with accepted valuation methodologies. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within acquisition-related items in our consolidated statements of earnings. Changes to the fair value of contingent consideration can result from changes in discount rates, the timing and amount of revenue estimates, or in the timing or likelihood of achieving the milestones which trigger payment. Using different valuation assumptions including revenue or cash flow projections, growth rates, discount rates, or probabilities of achieving the milestones result in different fair value measurements, future amortization expense, and expense in the current or future periods. The fair value of contingent consideration was $68 million and $142 million as of April 25, 2014 and April 26, 2013, respectively.
Discontinued Operations
On January 30, 2012, we completed the sale of the Physio-Control business to Bain Capital Partners, LLC. We have classified the results of operations of the Physio-Control business, which were previously presented as a component of the Cardiac and Vascular Group operating segment, as discontinued operations in the consolidated statements of earnings for all periods presented. For more information regarding discontinued operations, refer to Note 17 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Net Sales
The table below illustrates net sales by product line and operating segment for fiscal years 2014, 2013, and 2012:

	Net Sales			Net Sales
	Fiscal Year			Fiscal Year
(dollars in millions)	2014	2013	% Change	2013	2012	% Change
Defibrillation Systems	$2,757	$2,773	(1)%	$2,773	$2,822	(2)%
Pacing Systems	1,892	1,906	(1)	1,906	1,978	(4)
AF and Other	347	243	43	243	207	17
CARDIAC RHYTHM DISEASE MANAGEMENT	4,996	4,922	2	4,922	5,007	(2)
CORONARY	1,744	1,773	(2)	1,773	1,598	11
STRUCTURAL HEART	1,212	1,133	7	1,133	1,094	4
ENDOVASCULAR	895	867	3	867	783	11
TOTAL CARDIAC AND VASCULAR GROUP	8,847	8,695	2	8,695	8,482	3
Core Spine	2,570	2,603	(1)	2,603	2,643	(2)
BMP	471	528	(11)	528	624	(15)
SPINE	3,041	3,131	(3)	3,131	3,267	(4)
NEUROMODULATION	1,898	1,812	5	1,812	1,700	7
SURGICAL TECHNOLOGIES	1,562	1,426	10	1,426	1,254	14
TOTAL RESTORATIVE THERAPIES GROUP	6,501	6,369	2	6,369	6,221	2
DIABETES GROUP	1,657	1,526	9	1,526	1,481	3
TOTAL	$17,005	$16,590	3%	$16,590	$16,184	3%
In fiscal years 2014 and 2013, net sales were unfavorably impacted by foreign currency translation of $175 million and $328 million, respectively. The primary exchange rate movements that impacted our consolidated net sales growth were the U.S. dollar as compared to the Euro and the Japanese Yen. The impact of foreign currency fluctuations on net sales was not indicative of the impact on net earnings due to the offsetting foreign currency impact on operating costs and expenses and our hedging activities. See “Item 7A. Qualitative and Quantitative Disclosures about Market Risk” and Note 9 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further details on foreign currency instruments and our related risk management strategies.
Cardiac and Vascular Group The Cardiac and Vascular Group is composed of the CRDM, Coronary, Structural Heart, and Endovascular businesses. The Cardiac and Vascular Group’s products include pacemakers, insertable cardiac monitor, implantable defibrillators, leads and delivery systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation, information systems for the management of patients with CRDM devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, therapies for uncontrolled hypertension, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group also includes Cardiocom and Cath Lab Managed Services (CLMS). The Cardiac and Vascular Group's net sales for fiscal year 2014 were $8.847 billion, an increase of 2 percent compared to the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales of $118 million compared to the prior fiscal year. The Cardiac and Vascular Group’s performance was primarily a result of strong net sales in AF and Other, and solid growth in Structural Heart and Endovascular, partially offset by slight declines in Coronary and CRDM defibrillation and pacing systems which is primarily due to pricing pressures. Additionally, the Cardiac and Vascular Group’s performance was favorably affected by new products and the August 2013 acquisition of Cardiocom and January 2014 acquisition of TYRX. See the more detailed discussion of each business’s performance below.
CRDM net sales for fiscal year 2014 were $4.996 billion, an increase of 2 percent compared to the prior fiscal year. Net sales of our defibrillation system products were negatively impacted by unfavorable foreign currency translation. In addition, declines in the U.S. market were offset by increases in international market growth rates and market share gains, as well as the continued acceptance of our shock reduction and lead integrity alert technologies, and our recently launched Viva/Brava family of CRT-D devices and Evera family of ICDs. Fiscal year 2014 net sales of our defibrillation system products in the U.S. were impacted by declines in implant volumes, partially offset by increased inventory levels at U.S. hospitals. In addition, we continue to face pricing pressures in certain international markets. Worldwide net sales of our pacing system products declined slightly due to unfavorable foreign currency translation. Fiscal year 2014 net sales of our pacing system products were impacted by sales of our recently launched Advisa DR MRI SureScan in the U.S. and Japan in the fourth and second quarters of fiscal year 2013, respectively, and a strong launch of Reveal LINQ, our next generation insertable cardiac monitor, in Western Europe and the U.S. in the second half of fiscal year 2014. The growth in net sales of our pacing system products was partially offset by declines in the U.S. market and pricing pressures in certain international markets. Worldwide net sales of our AF and Other products offset the above declines. AF and Other net sales increased primarily due to the continued global acceptance of the Arctic Front Advance Cardiac CryoAblation Catheter (Arctic Front) system and net sales from the acquisition of Cardiocom and CLMS.
Coronary net sales for fiscal year 2014 were $1.744 billion, a decrease of 2 percent compared to the prior fiscal year. The decrease in Coronary net sales was primarily driven by unfavorable foreign currency translation and pricing pressures in the U.S., Western Europe, and India, partially offset by worldwide share gains in drug-eluting stents, driven by the continued strength of our Resolute Integrity drug-eluting coronary stent. We received U.S. FDA approval for longer lengths of this product in the fourth quarter of fiscal year 2013 and launched small vessel sizes of this product in Japan in the second quarter of fiscal year 2014.
Structural Heart net sales for fiscal year 2014 were $1.212 billion, an increase of 7 percent compared to the prior fiscal year. The increase in Structural Heart net sales was primarily driven by strong sales of the CoreValve transcatheter aortic heart valves in Western Europe and of our perfusion system and blood management products in emerging markets. Growth was also driven by a strong initial U.S. launch of CoreValve transcatheter aortic heart valves for extreme risk patients in the fourth quarter of fiscal year 2014. Growth was partially offset by declines in our cardiopulmonary product lines driven principally by a competitor's full reentry into the market following a supply disruption and by unfavorable foreign currency translation.
Endovascular net sales for fiscal year 2014 were $895 million, an increase of 3 percent compared to the prior fiscal year. The increase in Endovascular net sales was driven by strong sales of our Valiant Captivia Thoracic Stent Graft System, as well as the launch of the Endurant II Abdominal Aortic Aneurysm (AAA) Stent Graft System in Japan in the first quarter of fiscal year 2014. Growth was partially offset by the divestiture of a reentry catheter product line in the second quarter of fiscal year 2014, the removal of a peripheral below-the-knee product from the market, unfavorable foreign currency translation, and increased competitive and pricing pressures in the U.S, Western Europe, and Japan.
The Cardiac and Vascular Group net sales for fiscal year 2013 were $8.695 billion, an increase of 3 percent compared to the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales of $224 million compared to the prior fiscal year. The Cardiac and Vascular Group’s performance was primarily a result of strong net sales in Coronary, Endovascular, AF Solutions, and solid growth in Structural Heart, partially offset by declines in CRDM defibrillation and pacing systems. Additionally, the Cardiac and Vascular Group’s performance was favorably affected by new products, partially offset by competitive pricing pressures and negative growth of certain markets, particularly defibrillation and pacing systems. Further, declining growth rates in Western Europe beginning in the third quarter of fiscal year 2013 negatively impacted the Cardiac and Vascular Group's performance. See the more detailed discussion of each business’s performance below.
CRDM net sales for fiscal year 2013 were $4.922 billion, a decrease of 2 percent compared to the prior fiscal year. Net sales of our defibrillation system products declined primarily due to market declines in the U.S. and Western Europe and unfavorable foreign currency translation. In fiscal year 2012, CRDM net sales were unfavorably affected by a declining U.S. defibrillation systems market. However, during fiscal year 2013, the U.S. defibrillation systems market showed signs of stabilization. In addition, U.S. procedure volumes increased slightly in fiscal year 2013, while the rate of pricing declines was fairly consistent with the prior year. The U.S. and Western Europe markets were adversely affected by a number of factors, including competition and pricing pressures. The continued acceptance of our shock reduction and lead integrity alert technologies, our recently launched Viva/Brava family of CRT-D devices, increasing lead-to-port ratios, and share gains partially offset the decline in net sales of our defibrillation system products. Worldwide net sales of our pacing system products declined primarily due to unfavorable foreign currency translation, declines in the U.S. market caused by pricing pressures and declining implant volumes, and to a lesser extent, pricing pressures in the Western Europe market. The decline in net sales of our pacing system products was partially offset by international share gains driven mostly by the launch of our Advisa DR MRI SureScan pacemaker in Japan in the second quarter of fiscal year 2013. Worldwide net sales of our AF Solutions products increased primarily due to the continued global acceptance of the Arctic Front system.
Coronary net sales for fiscal year 2013 were $1.773 billion, an increase of 11 percent compared to the prior fiscal year. The increase in Coronary net sales was primarily due to the continued strength of our Resolute Integrity drug-eluting coronary stent. We launched Resolute Integrity in Japan in the second quarter of fiscal year 2013 and in the U.S. in the fourth quarter of fiscal year 2012. Resolute Integrity’s deliverability and unique diabetes indication has continued to receive strong customer acceptance and we received U.S. FDA approval for longer lengths of this product in the fourth quarter of fiscal year 2013. Growth was partially offset by unfavorable foreign currency translation as well as pricing pressures and competitive launches in Western Europe.

Structural Heart net sales for fiscal year 2013 were $1.133 billion, an increase of 4 percent compared to the prior fiscal year. The increase in Structural Heart net sales was primarily driven by strong sales of transcatheter aortic heart valves and growth in our cardiopulmonary product lines driven principally by a competitor's supply disruption. Growth was partially offset by unfavorable foreign currency translation and slowing market growth rates and increased competitive pressure for transcatheter aortic heart valves in Western Europe.
Endovascular net sales for fiscal year 2013 were $867 million, an increase of 11 percent compared to the prior fiscal year. The increase in Endovascular net sales was led by new product launches. Growth was driven by the Endurant Abdominal Aortic Aneurysm (AAA) Stent Graft System, which launched in Japan in the third quarter of fiscal year 2012, as well as the Valiant Captivia Thoracic Stent Graft System, which launched in the U.S. in the fourth quarter of fiscal year 2012 and in Japan and China in the first quarter of fiscal year 2013. Strong worldwide sales of our peripheral stent products and drug-eluting balloons also contributed to the growth. Growth was partially offset by unfavorable foreign currency translation and increased competitive pressure in the U.S.
Looking ahead, we expect our Cardiac and Vascular Group could be impacted by the following:

•
Increasing competition, fluctuations in foreign currency, and continued pricing pressures. We have seen a reduction of pricing pressure in fiscal year 2014 with the launch of several new products and believe our new technologies may continue to partially mitigate near-term pricing pressures.

•	The launch of Reveal LINQ, our next-generation insertable cardiac monitor, in international and U.S. markets in the third and fourth quarters of fiscal year 2014, respectively.

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

•
Integration of TYRX into the Cardiac and Vascular Group. TYRX was acquired in January 2014. We believe that this proprietary technology reduces infections that can result from device implants. We intend to leverage this technology initially in CRDM, and ultimately in other businesses such as Neuromodulation.

•
Continued acceptance and future growth from the Evera family of ICDs, which received CE Mark approval in February 2013 and U.S. FDA and Japan PMDA approval in May 2013. The Evera family of ICDs have increased battery longevity, advanced shock reduction technology, and a contoured shape with thin, smooth edges that better fits inside the body. We received CE Mark approval for our Evera MRI SureScan ICD, the only ICD system approved for full-body MRI scans, late in the fourth quarter of fiscal year 2014.

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

•
Continued acceptance and future growth from the Advisa DR MRI SureScan pacing system. The Advisa DR MRI SureScan is our second-generation MRI pacing system and is the first system to combine advanced pacing technology with proven MRI access. The Advisa DR MRI SureScan was launched in Europe during the fourth quarter of fiscal year 2010, in Japan in the second quarter of fiscal year 2013, and in the U.S. in February 2013. In the third quarter of fiscal year 2014, we received expanded labeling for full-body MRI scans from the U.S. FDA.

•
Acceptance of Cardiocom's integrated solutions for the management of chronic diseases such as heart failure, diabetes, and hypertension. Cardiocom was acquired in August 2013. In the third quarter of fiscal year 2014, Cardiocom launched Re30, a 30-day readmission reduction program focused on minimizing heart failure readmission penalties for U.S. hospitals.

•
Acceptance of our CLMS business. CLMS provides a unique service offering, whereby we enter into long-term contracts with hospitals to upgrade and more effectively manage their cath lab and hybrid operating rooms.

•
Continued evaluation of the long-term strategy of our renal denervation therapy. In January 2014, we announced our U.S. pivotal trial in renal denervation for treatment-resistant hypertension, Symplicity HTN-3, failed to meet its primary efficacy endpoint, while its primary safety endpoint was achieved. Based on the results of the trial, we have suspended enrollment of our renal denervation hypertension trials that were being conducted in the U.S., Japan, and India. We will continue to provide access to the Symplicity system in countries where it has regulatory approval and we remain in discussions with the U.S. FDA regarding a potential approval path for the U.S.

•
Continued acceptance of the Resolute Integrity drug-eluting coronary stent and the Integrity bare metal stent. In February 2013, the U.S. FDA approved longer lengths of our Resolute Integrity drug-eluting coronary stent, providing access to a larger portion of the U.S. drug-eluting stent market. We launched small vessel sizes and longer lengths of our Resolute Integrity drug-eluting coronary stent in Japan during the second and third quarters of fiscal year 2014, respectively. The global stent market continues to experience year-over-year declines, including increasing pricing pressure resulting from government austerity programs and reimbursement cuts in Western Europe, Japan, and India.

•
Continued acceptance of our CoreValve transcatheter heart valve technologies for the replacement of the aortic valve. The CoreValve 31 millimeter received CE Mark approval in the first quarter of fiscal year 2012. The CoreValve Evolut 23 millimeter valve, which promotes better sealing and provides future recapturability, was launched in Europe in the first quarter of fiscal year 2013. The CoreValve System received CE Mark approval and is currently available outside the U.S. Late in the third quarter of fiscal year 2014, we received U.S. FDA approval for our CoreValve transcatheter aortic heart valve for extreme risk patients in the U.S. We received U.S. approval for high risk patients in June 2014. Additionally, CoreValve related patent litigation with Edwards was settled in May 2014, requiring ongoing royalty payments through April 2022. For additional information, see Note 18 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.

•
Continued worldwide growth of the Valiant Captivia Thoracic Stent Graft System. The Valiant Captivia Thoracic Stent Graft System was launched in the U.S. in the fourth quarter of fiscal year 2012 and in Japan and China in the first quarter of fiscal year 2013. We received U.S. FDA approval of a dissection indication for the Valiant Captivia Thoracic Stent Graft System in January 2014.

•
Continued and future acceptance of the Endurant II AAA Stent Graft System. Our Endurant II AAA Stent Graft System was launched in Europe in the third quarter of fiscal year 2012, in the U.S. in the first quarter of fiscal year 2013, and in Japan in the first quarter of fiscal year 2014.

Restorative Therapies Group The Restorative Therapies Group is composed of the Spine, Neuromodulation, and Surgical Technologies businesses. The Restorative Therapies Group includes products for various areas of the spine, bone graft substitutes, biologic products, trauma, implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, obsessive-compulsive disorder (OCD), overactive bladder, urinary retention, fecal incontinence and gastroparesis, products to treat conditions of the ear, nose, and throat, and systems that incorporate advanced energy surgical instruments. Additionally, this group manufactures and sells image-guided surgery and intra-operative imaging systems. The Restorative Therapies Group’s net sales for fiscal year 2014 were $6.501 billion, an increase of 2 percent over the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales of approximately $58 million when compared to the prior fiscal year. The Restorative Therapies Group’s performance for fiscal year 2014 was favorably impacted by strong net sales in Surgical Technologies and growth in Neuromodulation, partially offset by declines in Spine, primarily driven by BMP and BKP. See the more detailed discussion of each business's performance below.
Spine net sales for fiscal year 2014 were $3.041 billion, a decrease of 3 percent over the prior fiscal year. The decrease in Spine's net sales for fiscal year 2014 was primarily driven by declines in BMP and BKP of 11 percent and 9 percent, respectively, and unfavorable foreign currency translation. Net sales in BKP for fiscal year 2014 declined 9 percent compared to the prior fiscal year due to increased competition, pricing pressures, and reimbursement challenges with select payers. Significant declines in U.S. sales of INFUSE bone graft have continued since the June 2011 articles in The Spine Journal, as further described in the Restorative Therapies Group's looking ahead discussion below. In addition, some surgeons continue to reduce their usage through both patient selection and the use of smaller kits. Core Spine net sales declined 1 percent for fiscal year 2014 compared to the same period in the prior fiscal year primarily due to unfavorable foreign currency translation and negative performance in BKP as discussed above, which were substantially offset by recent launches of our new products and therapies, including product line extensions to our Vertex platform and BRYAN artificial cervical disc, as well as the continued adoption of other biologics products.

The global Core Spine markets were relatively flat on a year-over-year basis. During fiscal year 2014, Core Spine benefited from our focus on enabling technologies, including the O-Arm imaging system, StealthStation navigation, and Powerease powered surgical instruments. Our Kanghui orthopedics business in China continues to perform well and offset the revenues in the previous year from our former joint venture with Shandong Weigao Group Medical Polymer Company Limited.
Neuromodulation net sales for fiscal year 2014 were $1.898 billion, an increase of 5 percent over the prior fiscal year. The increase in net sales was primarily due to 8 percent growth in international markets, strong global growth of our Activa DBS systems for movement disorders driven by new implant growth, and strong performance from our conditionally safe SureScan MRI system. We received U.S. FDA approval for our conditionally safe SureScan MRI system earlier than anticipated and transitioned manufacturing in the first quarter of fiscal year 2014 to the SureScan MRI system, resulting in supply constraints which continued through early in the second fiscal quarter of 2014. Growth in sales of our InterStim Therapy for overactive bladder, urinary retention, and bowel incontinence continued during fiscal year 2014, although at a slower rate compared to the prior fiscal year as a result of increased competition from non-device therapies.
Surgical Technologies net sales for fiscal year 2014 were $1.562 billion, an increase of 10 percent over the prior fiscal year. The increase in net sales was driven by continued worldwide net sales growth across the portfolio of ENT, Neurosurgery, and Advanced Energy, partially offset by unfavorable foreign currency translation. Growth was driven by strong sales of navigation, power systems, monitoring, Aquamantys Transcollation, PEAK PlasmaBlade technologies, and Strata adjustable valves. Additionally, net sales growth was positively impacted by the late fiscal year 2013 launches of the Trivantage EMG tube in the U.S. and Indigo high-speed otologic drill internationally.
The Restorative Therapies Group’s net sales for fiscal year 2013 were $6.369 billion, an increase of 2 percent over the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales of approximately $78 million when compared to the prior fiscal year. The Restorative Therapies Group’s performance was a result of strong net sales in Surgical Technologies, as well as solid growth in Neuromodulation, partially offset by declines in Spine, primarily driven by BMP and BKP. The Restorative Therapies Group’s performance was favorably affected by the recent launches and continued adoption of new products, strong sales of capital equipment, the acquisitions of Salient and PEAK in the second quarter of fiscal year 2012, and continued signs of stabilization in the U.S. Core Spine market, and negatively affected by continued pricing and competitive pressures. See the more detailed discussion of each business’s performance below.
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
Neuromodulation net sales for fiscal year 2013 were $1.812 billion, an increase of 7 percent over the prior fiscal year. The increase in net sales was primarily due to the continued U.S. adoption of RestoreSensor spinal cord stimulator, new implant growth of Activa DBS system for movement disorders, and sales of InterStim Therapy for overactive bladder, urinary retention, and bowel control. Additionally, revenue growth in Western Europe was driven by sales of the SureScan spinal cord stimulation system, approved for full-body MRI scans. Growth was partially offset by unfavorable foreign currency translation.
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

•
Market acceptance of BKP. We remain focused on communicating the clinical and economic benefits for BKP. We will continue to tailor this product offering to meet market needs and respond to competitive challenges. We anticipate additional continued pricing pressures and competitive alternatives in the U.S. and European markets. Additionally, opportunities for growth exist in vertebroplasty and other vertebral compression fractures (VCF) treatments. We continue to evaluate global markets and specific therapies for ways to treat more patients with VCF.

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

•	Acceptance of Kanghui's broad portfolio of trauma, spine, and large-joint reconstruction products focused on the growing global value segment.

•
Adoption rates of stimulators and leads approved for full-body MRI scans to treat chronic pain in major markets around the world. Our European launch occurred in fiscal year 2013. U.S. FDA approval was received for the SureScan MRI system in the first quarter of fiscal year 2014 and the full launch began in the second quarter of fiscal year 2014. We also launched the SureScan MRI system in Japan in January 2014 and in Australia in the fourth quarter of fiscal year 2014.

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

•
Continued acceptance of InterStim Therapy for the treatment of the symptoms of overactive bladder, urinary retention, and bowel incontinence. We launched InterStim Therapy for the treatment of the symptoms of bowel incontinence in Japan during the fourth quarter of fiscal year 2014.

•	Continued growth from Advanced Energy products and strategies to focus on its four core markets of orthopedic, spine, breast surgery, and CRDM replacements.

•	Continued acceptance of the Surgical Technologies StealthStation S7 and O-Arm Imaging Systems.

•
Continued acceptance and growth of intraoperative nerve monitoring during surgical procedures utilizing the NIM-Response 3.0 during head and neck surgical procedures. Additionally, continued growth in nerve monitoring utilizing the NIM Eclipse system during spinal surgical procedures.

Diabetes Group
The Diabetes Group products include insulin pumps, CGM systems, insulin pump consumables, and therapy management software. The Diabetes Group’s net sales for fiscal year 2014 were $1.657 billion, an increase of 9 percent over the prior fiscal year. The Diabetes Group’s performance was primarily the result of 8 percent growth in the U.S. compared to the prior fiscal year. Growth in the U.S. was driven by the launch of the MiniMed 530G System with Enlite Sensor. Approval was obtained late in the second quarter of fiscal year 2014. In fiscal year 2014, we recognized $23 million of revenue that was deferred in fiscal year 2013 as some customers upgraded to the MiniMed 530G System after it was released in the U.S. Net sales in the international markets increased 9 percent compared to the prior fiscal year. The Diabetes Group's performance in international markets was favorably affected by the continued adoption and use of the Veo insulin pump with low-glucose suspend and Enlite CGM sensor.
The Diabetes Group’s net sales for fiscal year 2013 were $1.526 billion, an increase of 3 percent over the prior fiscal year. The increase in net sales was driven by international sales of our Paradigm Veo insulin pump along with the Enlite CGM sensor, partially offset by a decline in insulin pump sales in the U.S. as we awaited U.S. FDA approval of MiniMed 530G and unfavorable foreign currency translation.
Looking ahead, we expect our Diabetes Group could be impacted by the following:

•	Potential risk of pricing pressures, reduction in reimbursement rates, and fluctuations in foreign currency.

•	Changes in medical reimbursement policies and programs. Continued acceptance and improved reimbursement of CGM technologies.

•	Continued acceptance from both physicians and patients of insulin-pump and CGM therapy.

•
Continued and future growth of the MiniMed 530G System, available in the U.S., which includes the insulin pump and Enlite sensor. This is the first system in the U.S. that assists in protecting against the risk of hypoglycemia by automatically suspending insulin delivery when glucose falls below a specified threshold.

•
We are working with the U.S. FDA to address its questions on the Diabetes quality system, included in its September 2013 warning letter. This warning letter may limit our ability to launch certain new diabetes products in the U.S. until it is resolved.

•
Acceptance and future growth from our next-generation pump system the MiniMed 640G. In the first half of fiscal year 2015, we expect to launch the MiniMed 640G pump system in certain international markets.

Costs and Expenses
The following is a summary of major costs and expenses as a percent of net sales:

	Fiscal Year
	2014	2013	2012
Cost of products sold	25.5%	24.9%	24.0%
Research and development expense	8.7	9.4	9.2
Selling, general, and administrative expense	34.4	34.3	34.7
Special charges	0.2	—	—
Restructuring charges, net	0.5	1.0	0.5
Certain litigation charges, net	4.5	1.5	0.6
Acquisition-related items	0.7	(0.3)	0.1
Amortization of intangible assets	2.1	2.0	2.1
Other expense, net	1.1	0.7	2.2
Interest expense, net	0.6	0.9	0.9
Cost of Products Sold Cost of products sold was $4.333 billion in fiscal year 2014, representing 25.5 percent of net sales, reflecting an increase of 0.6 of a percentage point from fiscal year 2013. Cost of products sold as a percent of net sales was negatively impacted primarily by unfavorable foreign currency, additional spending to address quality issues in the Neuromodulation business and Diabetes Group, and $10 million of expense recorded within cost of products sold during fiscal year 2014 related to the fiscal year 2014 restructuring initiative for inventory write-offs of discontinued product lines . The additional spending to address quality issues is expected to continue until the issues are resolved. However, our cost of materials as a percentage of net sales was flat year-over-year for both periods. We continue to mitigate pricing pressure through our five-year, $1.2 billion cost of products sold reduction program.
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
Research and Development During fiscal year 2014, we continued to invest in new technologies to drive future growth. Research and development expense for fiscal year 2014 was $1.477 billion, representing 8.7 percent of net sales, a decrease of 0.7 of a percentage point from fiscal year 2013. The decrease for fiscal year 2014 was driven by a shift in research and development resources to investment in product support to enhance our quality systems in the Neuromodulation business and Diabetes Group, which is expected to continue until the enhancements are complete.
Research and development expense for fiscal year 2013 was $1.557 billion, representing 9.4 percent of net sales, an increase of 0.2 of a percentage point from fiscal year 2012.
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
Selling, General, and Administrative Fiscal year 2014 selling, general, and administrative expense was $5.847 billion, representing 34.4 percent of net sales, reflecting an increase of 0.1 of a percentage point from fiscal year 2013. This increase was primarily driven by unfavorable foreign currency. Fiscal year 2013 selling, general, and, administrative expense was $5.698 billion, representing 34.3 percent of net sales, reflecting a decrease of 0.4 of a percentage point from fiscal year 2012. This decrease was driven by several initiatives focused on leveraging our expenses.
Special Charges, Restructuring Charges, Net, Certain Litigation Charges, Net, Acquisition-Related Items, and Certain Tax Adjustments We believe that in order to properly understand our short-term and long-term financial trends, investors may find it useful to consider the impact of special charges, restructuring charges, net, certain litigation charges, net, acquisition-related items, and certain tax adjustments. Special charges, restructuring charges, net, certain litigation charges, net, acquisition-related items, and certain tax adjustments recorded during fiscal years 2014, 2013, and 2012 were as follows:

	Fiscal Year
(in millions)	2014	2013	2012
Special charges	$40	$—	$—
Restructuring charges, net(1)	88	182	87
Certain litigation charges, net	770	245	90
Acquisition-related items	117	(49)	12
Total special charges, restructuring charges, net, certain litigation charges, net, and acquisition-related items	1,015	378	189
Net tax impact of special charges, restructuring charges, net, certain litigation charges, net, acquisition-related items, and certain tax adjustments(1)	(212)	(47)	(56)
Total special charges, restructuring charges, net, certain litigation charges, net, acquisition-related items, and certain tax adjustments, net of tax(1)	$803	$331	$133

(1)
For fiscal years 2014 and 2013, restructuring charges, net and the related tax impact within this table include the impact of amounts recorded within cost of products sold in the consolidated statements of earnings related to the fiscal year 2014 initiative and fiscal year 2013 initiative, respectively.

Special Charges During fiscal year 2014, consistent with the our commitment to improving the health of people and communities throughout the world, we made a $40 million charitable contribution to the Medtronic Foundation, which is a related party non-profit organization.
During fiscal years 2013 and 2012, there were no special charges.
Restructuring Charges, Net
Fiscal Year 2014 Initiative
In the fourth quarter of fiscal year 2014, we recorded a $116 million restructuring charge, which consisted of employee termination costs of $65 million, asset write-downs of $26 million, contract termination costs of $3 million, and other related costs of $22 million. Of the $26 million of asset write-downs, $10 million related to inventory write-offs of discontinued product lines and production-related asset impairments, and therefore, was recorded within cost of products sold in the consolidated statements of earnings. The fiscal year 2014 initiative primarily relates to our renal denervation business, certain manufacturing shut-downs, and a reduction of back-office support functions in Europe.
As of the end of the fourth quarter of fiscal year 2014, we identified approximately 600 positions for elimination to be achieved primarily through involuntary separation. The fiscal year 2014 initiative is scheduled to be substantially complete by the end of the fourth quarter of fiscal year 2015 and is expected to produce annualized operating savings of approximately $60 to $75 million. These savings will arise mostly from reduced compensation expense. In the first quarter of fiscal year 2015, we expect to incur an additional restructuring charge of $25 to $40 million, primarily related to contract termination fees.
Fiscal Year 2013 Initiative
The fiscal year 2013 initiative was designed to scale back our infrastructure in slower growing areas of our business, while continuing to invest in geographies, businesses, and products where we anticipate faster growth. A number of factors have contributed to ongoing challenging market dynamics, including increased pricing pressure, various governmental austerity measures, and the U.S. medical device excise tax. In the fourth quarter of fiscal year 2013, we recorded a $192 million restructuring charge, which consisted of employee termination costs of $150 million, asset write-downs of $13 million, contract termination costs of $18 million, and other related costs of $11 million. Of the $13 million of asset write-downs, $10 million related to inventory write-offs of discontinued product lines and production-related asset impairments, and therefore, was recorded within cost of products sold in the consolidated statements of earnings. In the first quarter of fiscal year 2014, we recorded an $18 million restructuring charge, which was the final charge related to the fiscal year 2013 initiative and consisted primarily of contract termination costs of $14 million and other related costs of $4 million.
As of the end of the fourth quarter of fiscal year 2013, we identified approximately 2,000 positions for elimination to be achieved through involuntary and voluntary separation.
In fiscal year 2014, we recorded a $46 million reversal of excess restructuring reserves related to the fiscal year 2013 initiative. The reversal was primarily a result of revisions to particular strategies and certain employees identified for elimination finding other positions within the Company.
As a result of certain legal requirements outside the U.S., the fiscal year 2013 initiative is scheduled to be substantially complete by the end of the third quarter of fiscal year 2016.
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
In the fourth quarter of fiscal year 2013, we recorded a $10 million reversal of excess restructuring reserves related to the fiscal year 2012 initiative. This reversal was primarily a result of revisions to particular strategies and certain employees identified for elimination finding other positions within the Company.
For additional information, see Note 3 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Certain Litigation Charges, Net We classify material litigation charges and gains recognized as certain litigation charges, net.
During fiscal year 2014, we recorded certain litigation charges, net of $770 million, which primarily includes the global patent settlement agreement with Edwards of $589 million, accounting charges for probable and reasonably estimable INFUSE product liability litigation of $140 million, and other litigation. See Note 18 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.
During fiscal year 2013, we recorded certain litigation charges, net of $245 million related to probable and reasonably estimated damages resulting from patent litigation with Edwards. See Note 18 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.
During fiscal year 2012, we recorded certain litigation charges, net of $90 million related to the agreement to settle the federal securities class action initiated in December 2008 by the Minneapolis Firefighters’ Relief Association. During the fourth quarter of fiscal year 2012, Medtronic settled all of these class claims for $85 million and incurred $5 million in additional litigation fees.
Acquisition-Related Items During fiscal year 2014, we recorded net charges from acquisition-related items of $117 million, primarily including IPR&D and long-lived asset impairment charges of $236 million related to the Ardian, Inc. (Ardian) acquisition and income of $(138) million related to the change in fair value of contingent consideration associated with acquisitions subsequent to April 29, 2009. The Ardian impairment resulted from our January 2014 announcement that the U.S. pivotal trial in renal denervation for treatment-resistant hypertension, Symplicity HTN-3, failed to meet its primary efficacy endpoint. Based on the results of the trial, we suspended enrollment of our renal denervation hypertension trials that were being conducted in the U.S., Japan, and India. These impairment charges consisted of $192 million related to IPR&D and $44 million related to other long-lived assets. For additional information regarding these impairment assessments, refer to Note 6 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The change in fair value of contingent consideration primarily related to adjustments for Ardian, which are based on annual revenue growth through fiscal year 2015. As there is no projected revenue growth through fiscal year 2015, no contingent consideration remained as of April 25, 2014.
During fiscal year 2013, we recorded net income from acquisition-related items of $49 million, primarily including income of $62 million related to the change in fair value of contingent consideration associated with acquisitions subsequent to April 29, 2009. The change in fair value of contingent consideration primarily related to the reduction in fair value of contingent consideration associated with Ardian due to a slower commercial ramp in Europe. Additionally, we recorded transaction-related expenses of $13 million.
During fiscal year 2012, we recorded net charges from acquisition-related items of $12 million, primarily including $45 million of charges related to the change in fair value of contingent consideration associated with acquisitions subsequent to April 29, 2009. In connection with the acquisitions of Salient and PEAK, we recognized gains of $32 million and $6 million, respectively, on our previously-held investments.
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
See the “Acquisitions” section of this management’s discussion and analysis for detailed discussion of each material acquisition in fiscal years 2014, 2013, and 2012.

Certain Tax Adjustments In fiscal year 2014, we recorded a $63 million certain tax benefit associated with the resolution of certain issues in the fourth quarter of fiscal year 2014 with the U.S. Internal Revenue Service (IRS) relating to their review of our fiscal year 2009 through 2011 domestic income tax returns. The $63 million certain tax benefit was recorded in the provision for income taxes in the consolidated statement of earnings for fiscal year 2014.
In fiscal years 2013 and 2012, there were no certain tax adjustments.
See the "Income Taxes" section of this management's discussion and analysis for further discussion of the certain tax adjustments.
Amortization of Intangible Assets Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets consisting of purchased patents, trademarks, tradenames, purchased technology, and other intangible assets. In fiscal year 2014, amortization expense was $349 million as compared to $331 million in fiscal year 2013. The $18 million increase in amortization expense for fiscal year 2014 was primarily due to the third quarter fiscal year 2013 acquisition of Kanghui and the second quarter fiscal year 2014 acquisition of Cardiocom, partially offset by reduced ongoing amortization expense from certain intangible assets that became fully amortized.
In fiscal year 2013, amortization expense was $331 million, a decrease of $4 million from $335 million in fiscal year 2012. The decrease was primarily due to certain intangible assets that became fully amortized and life extension of certain patents, thereby reducing ongoing amortization expense, partially offset by amortization expense related to the third quarter fiscal year 2013 acquisition of Kanghui and the second quarter fiscal year 2012 acquisitions of Salient and PEAK.
Other Expense, Net Other expense, net includes royalty income and expense, realized equity security gains and losses, realized foreign currency transaction and derivative gains and losses, impairment charges on equity securities, the Puerto Rico excise tax, and the U.S. medical device excise tax. In fiscal year 2014, other expense, net was $181 million, an increase of $73 million from $108 million in the prior fiscal year. The increase was primarily due to the full year impact of the U.S. medical device excise tax that went into effect January 1, 2013, partially offset by net realized foreign currency gains. In addition, the increase for fiscal year 2014 was partially offset by income from a license related to our Endovascular business. The U.S. medical device excise tax for fiscal year 2014 was $112 million compared to $21 million in the prior fiscal year. Total net realized foreign currency gains recorded in other expense, net were $43 million in fiscal year 2014 compared to gains of $27 million in the prior fiscal year.
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
Interest Expense, Net Interest expense, net includes interest earned on our cash, cash equivalents and investments, interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt discounts, the net realized and unrealized gain or loss on trading securities, ineffectiveness on interest rate derivative instruments, and the net realized gain or loss on the sale or impairment of available-for-sale debt securities. In fiscal year 2014, interest expense, net was $108 million, as compared to $151 million in fiscal year 2013. For fiscal year 2014, the decrease in interest expense, net was the result of decreased interest expense due to reduced amortization of debt discount as a result of the April 2013 repayment of $2.200 billion of Senior Convertible Notes, partially offset by increased debt. The decrease in interest expense, net during fiscal year 2014 was also due to increased interest income earned on higher investment balances, as compared to fiscal year 2013.
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

Income Taxes

	Fiscal Year			Percentage Point Increase (Decrease)
(dollars in millions)	2014	2013	2012	FY14/13	FY13/12
Provision for income taxes	$640	$784	$730	N/A	N/A
Effective tax rate	17.3%	18.4%	17.6%	(1.1)	0.8
Net tax impact of special charges, restructuring charges, net, certain litigation charges, net, acquisition-related items, and certain tax adjustments	0.7	(0.5)	0.5	1.2	(1.0)
Non-GAAP nominal tax rate(1)	18.0%	17.9%	18.1%	0.1	(0.2)

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

Our effective tax rate from continuing operations of 17.3 percent decreased by 1.1 percentage points from fiscal year 2013 to fiscal year 2014. The decrease in our effective tax rate was primarily due to the tax impact of special charges, restructuring charges, net, certain litigation charges, net, acquisition-related items, the certain tax adjustments recorded during fiscal year 2014, and other factors impacting our non-GAAP nominal rate as discussed below.
Our non-GAAP nominal tax rate for fiscal year 2014 was 18.0 percent compared to 17.9 percent in the prior fiscal year. The increase in our non-GAAP nominal tax rate for fiscal year 2014 as compared to the prior fiscal year was primarily due to the impact of the extension of the U.S. federal research and development tax credit on January 2, 2013 for calendar years 2012 and 2013 and the expiration of such extension on December 31, 2013, the finalization of certain income tax returns, changes to uncertain tax position reserves, the restoration of tax basis on certain assets for which depreciation and amortization deductions were previously limited, the tax impact of foreign dividend distributions, and year-over-year changes in operational results by jurisdiction.
During fiscal year 2014, we recorded $42 million in operational tax benefits. This included a $23 million benefit associated with the restoration of tax basis on certain assets for which depreciation and amortization deductions were previously limited and a $19 million net benefit associated with the resolution of certain foreign and state income tax audits, finalization of certain tax returns, and changes to uncertain tax position reserves.
The fiscal year 2013 effective tax rate from continuing operations of 18.4 percent increased by 0.8 of a percentage point from the prior fiscal year. The increase in our effective tax rate was due to the net tax impact of restructuring charges, net, acquisition-related items, certain litigation charges, net, and the impact of operational tax benefits described below. Our non-GAAP nominal tax rate for fiscal year 2013 was 17.9 percent compared to 18.1 percent in the prior fiscal year. The decrease in our non-GAAP nominal tax rate for fiscal year 2013 as compared to the prior fiscal year was primarily due to the impact of operational tax benefits.
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
In April 2014, the IRS issued its audit report for fiscal years 2009, 2010, and 2011. We reached agreement with the IRS on some but not all matters related to these fiscal years. The significant issues that remain unresolved relate to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, and proposed adjustments associated with the tax effects of our acquisition structures for Ardian, CoreValve, Inc., and Ablation Frontiers, Inc. The IRS’s positions are similar to those presented in the Kyphon proposed adjustments. We disagree with the IRS and will attempt to resolve these matters at the IRS Appellate level, however, we will proceed through litigation, if necessary.
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
Liquidity and Capital Resources

	Fiscal Year
(dollars in millions)	2014	2013
Working capital	$15,651	$13,902
Current ratio*	3.8:1.0	4.5:1.0
Cash, cash equivalents, and current investments	$14,241	$11,130
Non-current investments in debt, marketable equity, and trading securities**	155	293
Total	$14,396	$11,423
Short-term borrowings and long-term debt	11,928	10,651
Net cash position***	$2,468	$772

*	Current ratio is the ratio of current assets to current liabilities.
**	Non-current investments include debt, marketable equity, and trading securities that are not considered readily available to fund current operations.
***
Net cash position is the sum of cash, cash equivalents, current investments, and non-current investments in debt, marketable equity, and trading securities less short-term borrowings and long-term debt.

As of April 25, 2014, we believe our strong balance sheet and liquidity provide us with flexibility in the future. We believe our existing cash and investments, as well as our $2.250 billion syndicated credit facility and related commercial paper program (no commercial paper outstanding as of April 25, 2014), will satisfy our foreseeable working capital requirements for at least the next 12 months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions. We also generally expect to refinance maturities of long-term debt. At April 25, 2014, our Moody’s Investors Service (Moody's) ratings remain unchanged as compared to those ratings at April 26, 2013 with a long-term debt rating of A2 and short-term debt rating of P-1. On December 13, 2013, Standard & Poor’s (S&P) Ratings Services raised our long-term debt rating to AA-, compared to A+ at April 26, 2013. This upgrade reflects S&P Ratings Services' reassessment of Medtronic's financial risk profile given its cash balances and sizable liquid investment portfolio. S&P Ratings Services' short-term debt rating remains unchanged at A-1+ as compared to the rating at April 26, 2013.
Subsequent to our announcement regarding our planned $42.9 billion acquisition of Covidien, on June 16, 2014, S&P Ratings Services placed Medtronic’s long-term debt rating of AA- on CreditWatch, reflecting its expectation of a potential future one- or two- notch downgrade, as a result of the anticipated increase in net leverage, if the transaction is consummated. S&P Ratings Services also noted that they expect to lower Medtronic’s short-term debt rating from A-1+ to A-1 if the transaction goes through as expected. We do not expect this CreditWatch to have a significant impact on our liquidity or future flexibility to access additional liquidity given our strong balance sheet, our syndicated credit facility and related commercial paper program discussed above and within the “Debt and Capital” section of this management’s discussion and analysis, and the subsequent Bridge Credit Agreement and Cash Bridge Credit Agreement (Credit Agreements) entered into in June 2014. See Note 21 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding our planned acquisition of Covidien and related Credit Agreements.
Our net cash position in fiscal year 2014 increased by $1.696 billion as compared to fiscal year 2013. See the “Summary of Cash Flows” section of this management’s discussion and analysis for further information.
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
Note 18 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K provides information regarding amounts we have accrued related to significant legal proceedings. In accordance with U.S. GAAP, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. For the fiscal year ended April 25, 2014, we have made payments related to certain legal proceedings. For information regarding these charges, please see the “Special Charges, Restructuring Charges, Net, Certain Litigation Charges, Net, Acquisition-Related Items, and Certain Tax Adjustments” section of this management’s discussion and analysis.
A significant amount of our earnings occur outside the U.S., and are indefinitely reinvested in non-U.S. subsidiaries, resulting in a majority of our cash, cash equivalents, and investments being held by non-U.S. subsidiaries. As of April 25, 2014 and April 26, 2013, approximately $13.968 billion and $10.930 billion, respectively, of cash, cash equivalents, and investments in marketable debt and equity securities were held by our non-U.S. subsidiaries. These funds are available for use by our non-U.S. operations. We continue to be focused on goals to grow our business through increased globalization of the Company, as demonstrated by the recent acquisition of Kanghui in China, as emerging markets continue to be a significant driver of potential growth. However, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would generally be subject to U.S. tax. As a result, we continue to accumulate earnings in non-U.S. subsidiaries for investment in operations outside the U.S. and to use cash generated from U.S. operations as well as short- and long-term borrowings to meet our U.S. cash needs. Should we require more capital for our U.S. operations, we could elect to repatriate these funds from our non-U.S. subsidiaries or raise additional capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or other dilution of our earnings.
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
For the fiscal year ended April 25, 2014, the total other-than-temporary impairment losses on available-for-sale debt securities were not significant. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recorded all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of the amortized cost. However, as of April 25, 2014, we have $95 million of gross unrealized losses on our aggregate short-term and long-term available-for-sale debt securities of $10.754 billion; if market conditions deteriorate, some of these holdings may experience other-than-temporary impairment in the future which could have a material impact on our financial results. Management is required to use estimates and assumptions in its valuation of our investments, which requires a high degree of judgment, and therefore, actual results could differ materially from those estimates. See Note 6 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding fair value measurements.
Summary of Cash Flows

	Fiscal Year
(in millions)	2014	2013	2012
Cash provided by (used in):
Operating activities	$4,959	$4,942	$4,470
Investing activities	(3,594)	(3,101)	(2,662)
Financing activities	(918)	(2,101)	(1,882)
Effect of exchange rate changes on cash and cash equivalents	37	7	(71)
Net change in cash and cash equivalents	$484	$(253)	$(145)
Operating Activities Our net cash provided by operating activities was $4.959 billion, increasing $17 million for the fiscal year ended April 25, 2014 compared to $4.942 billion for the prior year.
Our net cash provided by operating activities was $4.942 billion for the fiscal year ended April 26, 2013 compared to $4.470 billion for the fiscal year ended April 27, 2012. The $472 million increase in net cash provided by operating activities was primarily attributable to an increase in accounts receivable collections, primarily in certain Southern European countries, and a decrease in inventories, partially offset by a decrease in accrued income taxes due to the timing of certain tax payments during fiscal year 2013 as compared to the prior fiscal year.
Investing Activities Our net cash used in investing activities was $3.594 billion for the fiscal year ended April 25, 2014 compared to $3.101 billion for the prior year. The $493 million increase in net cash used in investing activities was primarily attributable to increased net purchases of marketable securities compared to the prior fiscal year partially offset by higher levels of cash used in the prior year for acquisitions, primarily related to Kanghui.
Our net cash used in investing activities was $3.101 billion for the fiscal year ended April 26, 2013 compared to $2.662 billion for the prior year. The $439 million increase in cash used in investing activities was primarily attributable to an increase in cash used for acquisitions in comparison to the prior fiscal year and the proceeds from divestiture of Physio-Control in fiscal year 2012, partially offset by a decrease in net purchases and sales and maturities of marketable securities.
Financing Activities We had net cash used in financing activities of $918 million for the fiscal year ended April 25, 2014 compared to $2.101 billion for the prior year. The $1.183 billion decrease in cash used in financing activities primarily resulted from a $1.457 billion decrease in net payments in excess of issuances on long-term debt and short-term borrowings, partially offset by a $266 million increase in common stock repurchases net of issuances compared to the prior fiscal year.
We had net cash used in financing activities of $2.101 billion for the fiscal year ended April 26, 2013 compared to $1.882 billion for the prior fiscal year. The $219 million increase in cash used in financing activities primarily resulted from a $627 million decrease in net borrowings (long-term debt issuances and short-term borrowings in excess of payments), partially offset by higher levels of common stock issuances under employee stock purchase and award plans and a $159 million net decrease in cash returned to shareholders in the form of dividends and common stock repurchases compared to the prior fiscal year.

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

We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, or cash flows. Presented below is a summary of contractual obligations and other minimum commercial commitments as of April 25, 2014. See Notes 8 and 15 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding long-term debt and lease obligations, respectively. Additionally, see Note 13 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding accrued income tax obligations, which are not reflected in the table below.

	Maturity by Fiscal Year
(in millions)	Total	2015	2016	2017	2018	2019	Thereafter
Contractual obligations related to off-balance sheet arrangements:
Operating leases(1)	$291	$112	$77	$45	$21	$13	$23
Inventory purchases(2)	181	127	39	9	—	—	6
Commitments to fund minority investments/contingent acquisition consideration(3)	637	86	56	158	50	51	236
Interest payments(4)	5,019	404	350	320	324	311	3,310
Other(5)	212	82	37	19	9	3	62
Total	$6,340	$811	$559	$551	$404	$378	$3,637
Contractual obligations reflected in the balance sheet:
Long-term debt, including current portion(6)	$11,375	$1,250	$1,100	$500	$1,000	$400	$7,125
Capital leases	153	14	12	31	18	19	59
Total	$11,528	$1,264	$1,112	$531	$1,018	$419	$7,184

(1)	Certain leases require us to pay real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These future costs are not included in the schedule above.

(2)
We have included inventory purchase commitments which are legally binding and specify minimum purchase quantities. These purchase commitments do not exceed our projected requirements and are in the normal course of business. These commitments do not include open purchase orders.

(3)
Certain commitments related to the funding of cost or equity method investments and/or previous acquisitions are contingent upon the achievement of certain product-related milestones and various other favorable operational conditions, and estimated royalty obligations. While it is not certain if and/or when these payments will be made, the maturity dates included in this table reflect our best estimates.

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

(6)
Long-term debt in the table above includes the $2.000 billion of 2014 Senior Notes, $3.000 billion of 2013 Senior Notes, $1.075 billion of 2012 Senior Notes, $1.000 billion of 2011 Senior Notes, $3.000 billion of 2010 Senior Notes, $700 million of 2009 Senior Notes, and $600 million of 2005 Senior Notes. The table above excludes the debt discount, the fair value impact of outstanding interest rate swap agreements, and the unamortized gains from terminated interest rate swap agreements. See Notes 8 and 9 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding the interest rate swap agreements.

On June 15, 2014, we entered into a Transaction Agreement relating to the Pending Acquisition of Covidien, as described above within the “Executive Overview - Pending Acquisition of Covidien plc” section of this management’s discussion and analysis. Among other things the Transaction Agreement provides that Medtronic must pay Covidien a termination fee of $850 million if the Transaction Agreement is terminated because the Medtronic board of directors changes its recommendation for the transaction and the Medtronic shareholders vote against the transaction, and either (i) Covidien obtained the requisite Covidien shareholder approval or (ii) Medtronic effected such termination prior to the completion of the Covidien shareholder meeting. For further information regarding the Pending Acquisition, see the “Executive Overview - Pending Acquisition of Covidien plc” section of this management's discussion and analysis.
Debt and Capital
Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of total interest-bearing debt and equity was 38 percent as of April 25, 2014 and 36 percent as of April 26, 2013.
As part of our focus on returning value to our shareholders, shares are repurchased from time to time. In June 2013 and June 2011, our Board of Directors authorized the repurchase of 80 million and 75 million shares of our common stock, respectively. During fiscal years 2014 and 2013, we repurchased approximately 47.8 million and 31.2 million shares at an average price of $53.37 and $39.97, respectively. As of April 25, 2014, we have used the entire amount authorized under the June 2011 repurchase program and have approximately 59.4 million shares remaining under the June 2013 repurchase program.
We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs. Short-term debt, including the current portion of our long-term debt and capital lease obligations, as of April 25, 2014, was $1.613 billion compared to $910 million as of April 26, 2013. We utilize Senior Notes to meet our long-term financing needs. Long-term debt as of April 25, 2014 was $10.315 billion compared to $9.741 billion as of April 26, 2013.
We periodically issue Senior Notes that are unsecured, senior obligations that rank equally with all other secured and unsubordinated indebtedness. We use the net proceeds from the sale of the Senior Notes primarily for working capital and general corporate purposes. The indentures under which the Senior Notes have been issued contain customary covenants, all of which we remain in compliance with as of April 25, 2014.
In February 2014, the Company issued four tranches of Senior Notes (collectively, the 2014 Senior Notes) with an aggregate face value of $2.000 billion. The first tranche consisted of $250 million of floating rate Senior Notes due 2017. The second tranche consisted of $250 million of 0.875 percent Senior Notes due 2017. The third tranche consisted of $850 million of 3.625 percent Senior Notes due 2024. The fourth tranche consisted of $650 million of 4.625 percent Senior Notes due 2044. Interest on the 2017 floating rate notes is payable quarterly and interest on the other 2014 Senior Notes are payable semi-annually. The Company used the net proceeds from the sale of the 2014 Senior Notes for working capital and general corporate purposes, including repayment of our indebtedness.
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
As of April 25, 2014 and April 26, 2013, we had interest rate swap agreements designated as fair value hedges of underlying fixed-rate obligations including the Company’s $1.250 billion 3.000 percent 2010 Senior Notes due 2015, $600 million 4.750 percent 2005 Senior Notes due 2015, $500 million 2.625 percent 2011 Senior Notes due 2016, $500 million 4.125 percent 2011 Senior Notes due 2021, and $675 million 3.125 percent 2012 Senior Notes due 2022. For additional information regarding the interest rate swap agreements, refer to Note 9 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
We maintain a commercial paper program that allows us to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of April 26, 2013, outstanding commercial paper totaled $125 million. No amounts were outstanding as of April 25, 2014. During fiscal years 2014 and 2013, the weighted average original maturity of the commercial paper outstanding was approximately 53 and 89 days, respectively, and the weighted average interest rate was 0.09 percent and 0.18 percent, respectively. The issuance of commercial paper reduces the amount of credit available under our existing line of credit.
We have a $2.250 billion syndicated credit facility dated December 17, 2012 which expires on December 17, 2017 (Credit Facility). The Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase its borrowing capacity by an additional $750 million at any time during the term of the agreement. As of April 25, 2014 and April 26, 2013, no amounts were outstanding on the committed line of credit.
The $337 million of outstanding bank borrowings as of April 25, 2014 were short-term advances to certain non-U.S. subsidiaries under credit agreements with various banks. These advances are guaranteed by the Company. We have bank borrowings at interest rates considered favorable by management and where natural hedges can be gained for foreign exchange purposes.

At April 25, 2014, our Moody's ratings remain unchanged as compared to those at April 26, 2013 with a long-term debt rating of A2 and short-term debt rating of P-1. On December 13, 2013, S&P Ratings Services raised our long-term debt rating to AA-, compared to A+ at April 26, 2013. This upgrade reflects S&P Ratings Services' reassessment of Medtronic's financial risk profile given its cash balances and sizable liquid investment portfolio. S&P Ratings Services' short-term debt rating remains unchanged at A-1+ as compared to the rating at April 26, 2013.
Subsequent to our announcement regarding our planned $42.9 billion acquisition of Covidien, on June 16, 2014, S&P Ratings Services placed Medtronic’s long-term debt rating of AA- on CreditWatch, reflecting its expectation of a potential future one- or two- notch downgrade, as a result of the anticipated increase in net leverage, if the transaction is consummated. S&P Ratings Services also noted that they expect to lower Medtronic’s short-term debt rating from A-1+ to A-1 if the transaction goes through as expected. We do not expect this CreditWatch to have a significant impact on our liquidity or future flexibility to access additional liquidity given our strong balance sheet, our syndicated credit facility and related commercial paper program discussed above and within the “Liquidity and Capital Resources” section of this management’s discussion and analysis, and the subsequent Credit Agreements entered into in June 2014. See Note 21 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding our planned acquisition of Covidien and related Credit Agreements.
Interest rates on advances on our line of credit are determined by a pricing matrix, based on our long-term debt ratings assigned by S&P Ratings Services and Moody’s. Facility fees are payable on the credit facilities and are determined in the same manner as the interest rates. The agreements also contain customary covenants, all of which we remain in compliance with as of April 25, 2014.
Acquisitions
Fiscal Year 2014
On December 30, 2013, we acquired TYRX, a privately-held developer of antibiotic drug and implanted medical device combinations. TYRX's products include those designed to reduce surgical site infections associated with implantable pacemakers, defibrillators, and spinal cord neurostimulators. Under the terms of the agreement, the transaction included an initial up-front payment of $159 million, representing a purchase price net of acquired cash, including the assumption and settlement of existing TYRX debt and direct acquisition costs. Total consideration for the transaction was approximately $222 million, which included estimated fair values for product development-based and revenue-based contingent consideration of $25 million and $35 million, respectively. The product development-based contingent consideration includes a future potential payment of $40 million upon achieving certain milestones, and the revenue-based contingent consideration payments equal TYRX's actual annual revenue growth for our fiscal years 2015 and 2016.
On August 7, 2013, we acquired Cardiocom, a privately-held developer and provider of integrated solutions for the management of chronic diseases such as heart failure, diabetes, and hypertension. Cardiocom's products and services include remote monitoring and patient-centered software to enable efficient care coordination and specialized telehealth nurse support. Total consideration for the transaction was approximately $193 million.
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
The pro forma impact of the above acquisitions was not significant, individually or in the aggregate, to our results for the fiscal years ended April 25, 2014, April 26, 2013, or April 27, 2012. The results of operations related to each company acquired have been included in our consolidated statements of earnings since the date each company was acquired.
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
Operations Outside of the United States
The table below illustrates U.S. net sales versus net sales outside the U.S. for fiscal years 2014, 2013, and 2012:

	Fiscal Year
(in millions)	2014	2013	2012
U.S. net sales	$9,209	$9,059	$8,828
Non-U.S. net sales	7,796	7,531	7,356
Total net sales	$17,005	$16,590	$16,184
For fiscal year 2014, net sales outside the U.S. increased 4 percent compared to the prior fiscal year. Foreign currency had an unfavorable impact of $175 million on net sales for fiscal year 2014. Net sales growth outside of the U.S. was led by strong growth in Surgical Technologies, Diabetes, and AF Solutions, and solid growth in CRDM defibrillation systems, Neuromodulation, and Endovascular, partially offset by unfavorable foreign currency translation and a decline in Pacing Systems and Coronary.
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
Net sales outside the U.S. are accompanied by certain financial risks, such as changes in foreign currency exchange rates and collection of receivables, which typically have longer payment terms. We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. However, a significant amount of our outstanding accounts receivable are with national health care systems in many countries. We continue to monitor the economic conditions in many countries outside the U.S. (particularly Italy, Spain, Portugal, and Greece) and the average length of time it takes to collect on our outstanding accounts receivable in these countries. As of April 25, 2014 and April 26, 2013, the aggregate accounts receivable balance for Italy, Spain, Portugal, and Greece, net of allowance for doubtful accounts, was $628 million and $770 million, respectively. We also continue to monitor the creditworthiness of customers located in these and other geographic areas. In the past, accounts receivable balances with certain customers in these countries accumulated over time and were subsequently settled as large lump sum payments. Although we do not currently foresee a significant credit risk associated with a material portion of these receivables, repayment is dependent upon the financial stability of the economies of those countries. For certain Greece customers, collectability is not reasonably assured for revenue transactions and we defer revenue recognition until all revenue recognition criteria are met. As of April 25, 2014 and April 26, 2013, our remaining deferred revenue balance for certain Greece distributors was $15 million and $21 million, respectively. Outstanding gross receivables from customers outside the U.S. totaled $2.421 billion at April 25, 2014, or 61 percent of total outstanding accounts receivable, and $2.349 billion as of April 26, 2013, or 61 percent of total outstanding accounts receivable.
Cautionary Factors That May Affect Future Results
This Annual Report, and other written reports and oral statements made by or with the approval of one of the Company’s executive officers from time to time, may include “forward-looking” statements. Forward-looking statements broadly include our current expectations or forecasts of future results. Our forward-looking statements generally relate to our growth and growth strategies, financial results, product development, research and development strategy, regulatory approvals, competitive strengths, restructuring initiatives, intellectual property rights, litigation and tax matters, government investigations, mergers and acquisitions (including our pending acquisition of Covidien), divestitures, market acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, working capital adequacy, our effective tax rate, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions. Forward-looking statements in this Annual Report include, but are not limited to, statements regarding our ability to drive long-term shareholder value, development and future launches of products and continued or future acceptance of products in our operating segments; expected timing for completion of research studies relating to our products; market positioning and performance of our products, including stabilization of certain product markets; unanticipated issues that may affect U.S. FDA and non-U.S. regulatory approval of new products; increased presence in new markets, including markets outside the U.S.; changes in the market and our market share; acquisitions and investment initiatives, as well as integration of acquired companies into our operations; the resolution of tax matters; the effectiveness of our development activities in reducing patient care costs and hospital stay lengths; our approach towards cost containment; our expectations regarding health care costs; the elimination of certain positions or costs related to restructuring initiatives; outcomes in our litigation matters and government investigations; general economic conditions; the adequacy of available working capital and our working capital needs; the continued strength of our balance sheet and liquidity; our accounts receivable exposure; and the potential impact of our compliance with governmental regulations and accounting guidance. One must carefully consider forward-looking statements and understand that such statements may be affected by inaccurate assumptions and may involve a variety of risks and uncertainties, known and unknown, including, among others, those discussed in the sections entitled “Government Regulation and Other Considerations” within “Item 1. Business” and “Item 1A. Risk Factors” in this Annual Report on Form 10-K, as well as those related to competition in the medical device industry, reduction or interruption in our supply, quality problems, liquidity, decreasing prices, changes in applicable tax rates, adverse regulatory action, litigation results, self-insurance, commercial insurance, health care policy changes, international operations, inability to obtain approvals required to complete the pending acquisition of Covidien, and failure to complete the pending acquisition of Covidien or, if completed, failure to achieve the intended benefits of the acquisition or disruption of our current plans and operations.
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
We use operational and economic hedges, as well as currency exchange rate derivative instruments, to manage the impact of currency exchange rate fluctuations on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate fluctuations, we enter into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the contract, the derivative instrument is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of the derivative instruments are the Euro and Japanese Yen. Fluctuations in the currency exchange rates of currency exposures that are unhedged, such as in certain emerging markets, may result in future earnings and cash flow volatility. We do not enter into currency exchange rate derivative instruments for speculative purposes.
The gross notional amount of all currency exchange rate derivative instruments outstanding at April 25, 2014 and April 26, 2013 was $8.051 billion and $6.812 billion, respectively. At April 25, 2014, these contracts were in an unrealized loss position of $27 million. A sensitivity analysis of changes in the fair value of all foreign currency exchange rate derivative contracts at April 25, 2014 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $617 million. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities, fixed-to-floating interest rate swap agreements, and forward starting interest rate swap agreements. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10 basis point change in interest rates, compared to interest rates as of April 25, 2014, indicates that the fair value of these instruments would correspondingly change by $75 million.
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

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Medtronic, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Medtronic, Inc. and its subsidiaries (the Company) at April 25, 2014 and April 26, 2013, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 25, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 25, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
June 20, 2014

Medtronic, Inc.
Consolidated Statements of Earnings

	Fiscal Year
	2014	2013	2012
(in millions, except per share data)
Net sales	$17,005	$16,590	$16,184

Costs and expenses:
Cost of products sold	4,333	4,126	3,889
Research and development expense	1,477	1,557	1,490
Selling, general, and administrative expense	5,847	5,698	5,623
Special charges	40	—	—
Restructuring charges, net	78	172	87
Certain litigation charges, net	770	245	90
Acquisition-related items	117	(49)	12
Amortization of intangible assets	349	331	335
Other expense, net	181	108	364
Interest expense, net	108	151	149
Total costs and expenses	13,300	12,339	12,039

Earnings from continuing operations before income taxes	3,705	4,251	4,145

Provision for income taxes	640	784	730

Earnings from continuing operations	3,065	3,467	3,415

Discontinued operations, net of tax:
Earnings from operations of Physio-Control	—	—	32
Physio-Control divestiture-related costs	—	—	(34)
Gain on sale of Physio-Control	—	—	204
Earnings from discontinued operations	—	—	202

Net earnings	$3,065	$3,467	$3,617

Basic earnings per share:
Earnings from continuing operations	$3.06	$3.40	$3.24
Net earnings	$3.06	$3.40	$3.43
Diluted earnings per share:
Earnings from continuing operations	$3.02	$3.37	$3.22
Net earnings	$3.02	$3.37	$3.41

Basic weighted average shares outstanding	1,002.1	1,019.3	1,053.9
Diluted weighted average shares outstanding	1,013.6	1,027.5	1,059.9

Cash dividends declared per common share	$1.12	$1.04	$0.97
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic, Inc.
Consolidated Statements of Comprehensive Income

	Fiscal Year
	2014	2013	2012
(in millions)
Net earnings	$3,065	$3,467	$3,617

Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale securities, net of tax benefit of $(58), $(19), and $(38), respectively	(103)	(33)	(66)
Translation adjustment	13	(21)	(137)
Net change in retirement obligations, net of tax expense (benefit) of $72, $(4), and $(130), respectively	87	(18)	(227)
Unrealized (loss) gain on derivatives, net of tax (benefit) expense of $(60), $30, and $105, respectively	(102)	53	181

Other comprehensive income (loss)	(105)	(19)	(249)

Comprehensive income	$2,960	$3,448	$3,368
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic, Inc.
Consolidated Balance Sheets

	April 25, 2014	April 26, 2013
(in millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,403	$919
Investments	12,838	10,211
Accounts receivable, less allowances of $115 and $98, respectively	3,811	3,727
Inventories	1,725	1,712
Tax assets	736	539
Prepaid expenses and other current assets	697	744
Total current assets	21,210	17,852
Property, plant, and equipment, net	2,392	2,490
Goodwill	10,593	10,329
Other intangible assets, net	2,286	2,673
Long-term tax assets	300	232
Other assets	1,162	1,324
Total assets	$37,943	$34,900
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$1,613	$910
Accounts payable	742	681
Accrued compensation	1,015	1,011
Accrued income taxes	164	88
Deferred tax liabilities	19	16
Other accrued expenses	2,006	1,244
Total current liabilities	5,559	3,950
Long-term debt	10,315	9,741
Long-term accrued compensation and retirement benefits	662	752
Long-term accrued income taxes	1,343	1,168
Long-term deferred tax liabilities	386	340
Other long-term liabilities	235	278
Total liabilities	18,500	16,229
Commitments and contingencies (Notes 4, 15, and 18)
Shareholders’ equity:
Preferred stock— par value $1.00; 2.5 million shares authorized, none outstanding	—	—
Common stock— par value $0.10; 1.6 billion shares authorized, 998,999,125 and 1,016,014,005 shares issued and outstanding, respectively	100	102
Retained earnings	19,940	19,061
Accumulated other comprehensive loss	(597)	(492)
Total shareholders’ equity	19,443	18,671
Total liabilities and shareholders’ equity	$37,943	$34,900
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic, Inc.
Consolidated Statements of Shareholders’ Equity

	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in millions)
Balance as of April 29, 2011	1,070	$107	$16,085	$(224)	$15,968
Net earnings	—	—	3,617	—	3,617
Other comprehensive loss	—	—	—	(249)	(249)
Dividends to shareholders	—	—	(1,021)	—	(1,021)
Issuance of common stock under stock purchase and award plans	4	—	96	—	96
Repurchase of common stock	(37)	(3)	(1,437)	—	(1,440)
Tax deficit from exercise of stock-based awards	—	—	(19)	—	(19)
Stock-based compensation	—	—	161	—	161
Balance as of April 27, 2012	1,037	$104	$17,482	$(473)	$17,113
Net earnings	—	—	3,467	—	3,467
Other comprehensive loss	—	—	—	(19)	(19)
Dividends to shareholders	—	—	(1,055)	—	(1,055)
Issuance of common stock under stock purchase and award plans	10	1	266	—	267
Repurchase of common stock	(31)	(3)	(1,244)	—	(1,247)
Tax deficit from exercise of stock-based awards	—	—	(7)	—	(7)
Stock-based compensation	—	—	152	—	152
Balance as of April 26, 2013	1,016	$102	$19,061	$(492)	$18,671
Net earnings	—	—	3,065	—	3,065
Other comprehensive loss	—	—	—	(105)	(105)
Dividends to shareholders	—	—	(1,116)	—	(1,116)
Issuance of common stock under stock purchase and award plans	31	3	1,304	—	1,307
Repurchase of common stock	(48)	(5)	(2,548)	—	(2,553)
Tax benefit from exercise of stock-based awards	—	—	29	—	29
Stock-based compensation	—	—	145	—	145
Balance as of April 25, 2014	999	$100	$19,940	$(597)	$19,443
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic, Inc.
Consolidated Statements of Cash Flows

	Fiscal Year
	2014	2013	2012
(in millions)
Operating Activities:
Net earnings	$3,065	$3,467	$3,617
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	850	819	833
Amortization of debt discount and issuance costs	8	104	85
Gain on sale of Physio-Control	—	—	(218)
Acquisition-related items	110	(74)	45
Provision for doubtful accounts	43	51	66
Deferred income taxes	(207)	(7)	14
Stock-based compensation	145	152	161
Other, net	(28)	—	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(70)	1	(252)
Inventories	(39)	93	(185)
Accounts payable and accrued liabilities	(117)	481	300
Other operating assets and liabilities	444	(215)	155
Certain litigation charges, net	770	245	90
Certain litigation payments	(15)	(175)	(241)
Net cash provided by operating activities	4,959	4,942	4,470
Investing Activities:
Acquisitions, net of cash acquired	(385)	(820)	(556)
Proceeds from divestiture of Physio-Control	—	—	386
Additions to property, plant, and equipment	(396)	(457)	(484)
Purchases of marketable securities	(10,895)	(12,321)	(9,704)
Sales and maturities of marketable securities	8,111	10,511	7,717
Other investing activities, net	(29)	(14)	(21)
Net cash used in investing activities	(3,594)	(3,101)	(2,662)
Financing Activities:
Acquisition-related contingent consideration	(1)	(18)	(118)
Change in short-term borrowings, net	127	(720)	165
Repayment of short-term borrowings (maturities greater than 90 days)	(1,301)	(2,700)	(3,275)
Proceeds from short-term borrowings (maturities greater than 90 days)	1,176	2,628	2,525
Issuance of long-term debt	1,994	2,980	1,210
Payments on long-term debt	(565)	(2,214)	(24)
Dividends to shareholders	(1,116)	(1,055)	(1,021)
Issuance of common stock	1,307	267	96
Repurchase of common stock	(2,553)	(1,247)	(1,440)
Other financing activities	14	(22)	—
Net cash used in financing activities	(918)	(2,101)	(1,882)
Effect of exchange rate changes on cash and cash equivalents	37	7	(71)
Net change in cash and cash equivalents	484	(253)	(145)
Cash and cash equivalents at beginning of period	919	1,172	1,317
Cash and cash equivalents at end of period	$1,403	$919	$1,172
Supplemental Cash Flow Information
Cash paid for:
Income taxes	$521	$537	$454
Interest	394	333	312
The consolidated statement of cash flows for fiscal year 2012 includes the activities of the discontinued operations.
The accompanying notes are an integral part of these consolidated financial statements.

Medtronic, Inc.
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies
Nature of Operations Medtronic, Inc. (Medtronic or the Company) is the global leader in medical technology – alleviating pain, restoring health, and extending life for millions of people around the world. The Company provides innovative products and therapies for use by medical professionals to meet the health care needs of their patients. Primary products include those for cardiac rhythm disorders, cardiovascular disease, neurological disorders, spinal conditions and musculoskeletal trauma, urological and digestive disorders, and ear, nose, and throat and diabetes conditions.
The Company is headquartered in Minneapolis, Minnesota, and markets its products primarily through a direct sales force in the United States (U.S.) and a combination of direct sales representatives and independent distributors in international markets. The primary markets for products are the U.S., Western Europe, Japan, and emerging markets.
Principles of Consolidation The consolidated financial statements include the accounts of Medtronic, Inc., and its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated. U.S. generally accepted accounting principles (U.S. GAAP) are applied when determining whether an entity is subject to consolidation.
Beginning in the third quarter of fiscal year 2012, the results of operations, assets, and liabilities of the Physio-Control business, which were previously presented as a component of the Cardiac and Vascular Group operating segment, are classified as discontinued operations. All information in the following notes to the consolidated financial statements includes only results from continuing operations (excluding Physio-Control) for all periods presented, unless otherwise noted. For further information regarding discontinued operations, see Note 17.
Fiscal Year-End The Company utilizes a 52/53-week fiscal year, ending the last Friday in April. The Company’s fiscal years 2014, 2013, and 2012 ended on April 25, 2014, April 26, 2013, and April 27, 2012, respectively, all of which were 52-week years. Fiscal year 2016 is the next 53-week year.
Reclassifications In the first quarter of fiscal year 2014, the Company revised the classification of certain outstanding checks previously classified as a reduction of cash and cash equivalents in the prior period consolidated balance sheets to accounts payable, and revised the prior period consolidated statements of cash flows for the associated impact. Certain prior period disclosures have been reclassified to conform to current year presentation. These revisions are considered immaterial.
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
Investments Investments in marketable equity securities and debt securities are classified and accounted for as available-for-sale. Debt securities include corporate debt securities, U.S. and foreign government and agency securities, certificates of deposit, mortgage-backed securities, other asset-backed securities, debt funds, and auction rate securities. These investments are recorded at fair value in the consolidated balance sheets. The change in fair value for available-for-sale securities is recorded, net of taxes, as a component of accumulated other comprehensive loss on the consolidated balance sheets. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. The classification of marketable securities as current or long-term is based on the nature of the securities and their availability for use in current operations consistent with how the Company manages its capital structure and liquidity.
Investments in securities that are classified and accounted for as trading securities include exchange-traded funds and are recorded at fair value on the consolidated balance sheets. The Company’s trading securities seek to offset changes in liabilities related to equity and other market risks of certain deferred compensation arrangements. The change in fair value for trading securities is recorded as a component of interest expense, net on the consolidated statements of earnings.
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

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Inventories Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

(in millions)	April 25, 2014	April 26, 2013
Finished goods	$1,196	$1,174
Work in process	247	248
Raw materials	282	290
Total	$1,725	$1,712
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

(in millions)	April 25, 2014	April 26, 2013	Lives (in years)
Land and land improvements	$152	$151	Up to 20
Buildings and leasehold improvements	1,565	1,532	Up to 40
Equipment	4,409	4,110	3-7
Construction in progress	313	359	—
Subtotal	6,439	6,152
Less: Accumulated depreciation	(4,047)	(3,662)
Property, plant, and equipment, net	$2,392	$2,490
Depreciation expense of $501 million, $488 million, and $498 million was recognized in fiscal years 2014, 2013, and 2012, respectively.
Goodwill Goodwill is the excess of the purchase price (consideration) over the estimated fair value of net assets, including in-process research and development (IPR&D), of acquired businesses. In accordance with U.S. GAAP, goodwill is not amortized. The Company assesses the impairment of goodwill annually in the third quarter and whenever an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceed the estimated fair value of the reporting unit. The estimated fair value is determined using a discounted future cash flow analysis.
Other Intangible Assets Other intangible assets include patents, trademarks, purchased technology, and IPR&D (since April 25, 2009). Intangible assets with a definite life are amortized on a straight-line or accelerated basis, as appropriate, with estimated useful lives ranging from three to 20 years. Intangible assets with a definite life are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. Indefinite-lived intangible assets are tested for impairment annually in the third quarter and whenever events or changes in circumstances indicate that the carrying amount may be impaired. Impairment is calculated as the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted future cash flow analysis.
IPR&D During fiscal year 2010, the Company adopted authoritative guidance related to business combinations. Subsequent to the adoption of this guidance, IPR&D acquired in a business combination is capitalized at its fair value as an indefinite-lived

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

intangible asset. Prior to the adoption of this guidance, IPR&D was immediately expensed. The adoption of the authoritative guidance did not change the requirement to expense IPR&D immediately with respect to asset acquisitions. IPR&D charges are included within acquisition-related items in the consolidated statements of earnings. IPR&D has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. If the related project is not completed in a timely manner or the project is terminated or abandoned, the Company may have an impairment related to the IPR&D, calculated as the excess of the asset’s carrying value over its fair value.
The Company’s policy defines IPR&D as the fair value of those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the fair value of IPR&D acquired as part of a business combination requires the Company to make significant estimates. The fair value assigned to IPR&D is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of measurement in accordance with accepted valuation methodologies. These methodologies include consideration of the risk of the project not achieving commercial feasibility.
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
Contingent Consideration During fiscal year 2010, as mentioned above, the Company adopted authoritative guidance related to business combinations. Under this guidance, the Company must recognize contingent consideration at fair value at the acquisition date. Prior to the adoption of this guidance, contingent consideration was not included on the balance sheet and was recorded as incurred. The acquisition date fair value is measured based on the consideration expected to be transferred (probability-weighted), discounted back to present value. The discount rate used is determined at the time of measurement in accordance with accepted valuation methodologies. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within acquisition-related items in the consolidated statements of earnings. Therefore, any changes in the fair value will impact the Company’s earnings in such reporting period thereby resulting in potential variability in the Company’s earnings until contingencies are resolved.
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
Changes in the Company’s product warranty obligations during the years ended April 25, 2014 and April 26, 2013 consisted of the following:

(in millions)
Balance as of April 27, 2012	$31
Warranty claims provision	25
Settlements made	(21)
Balance as of April 26, 2013	$35
Warranty claims provision	25
Settlements made	(28)
Balance as of April 25, 2014	$32
Self-Insurance It is the Company’s policy to self-insure the vast majority of its insurable risks including medical and dental costs, disability coverage, physical loss to property, business interruptions, workers’ compensation, comprehensive general, and product liability. Insurance coverage is obtained for those risks required to be insured by law or contract. The Company uses claims

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

data and historical experience, as applicable, to estimate liabilities associated with the exposures that the Company has self-insured. Based on historical loss trends, the Company believes that its self-insurance program accruals and its existing insurance coverage will be adequate to cover future losses. Historical trends, however, may not be indicative of future losses. These losses could have a material adverse impact on the Company’s consolidated financial statements.
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
The Company evaluates the assumptions, including discount rate, retirement age, compensation rate increases, expected return on plan assets, and health care cost trend assumptions of its pension benefits and post-retirement benefits annually. In evaluating these assumptions, many factors are considered, including an evaluation of assumptions made by other companies, historical assumptions compared to actual results, current market conditions, asset allocations, and the views of leading financial advisors and economists. In evaluating the expected retirement age assumption, the Company considers the retirement ages of past employees eligible for pension and medical benefits together with expectations of future retirement ages. Refer to Note 14 for additional information regarding the Company’s retirement benefit plans.
Accrued Certain Litigation Charges   As of April 25, 2014 and April 26, 2013, accrued certain litigation charges were $917 million and $161 million, respectively. The Company includes accrued certain litigation charges in other accrued expenses on the Company’s consolidated balance sheets.
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
Shipping and Handling Shipping and handling costs incurred were $194 million, $182 million, and $167 million in fiscal years 2014, 2013, and 2012, respectively, and are included in selling, general, and administrative expense in the consolidated statements of earnings.
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
Foreign Currency Translation Assets and liabilities of non-U.S. dollar functional currency entities are translated to U.S. dollars at period-end exchange rates, and the resulting gains and losses arising from the translation of those net assets are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive loss on the consolidated balance sheets.

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
Presented below is a summary of activity for each component of accumulated other comprehensive loss for fiscal years 2013 and 2012:

(in millions)	Unrealized Gain (Loss) on Available-for-Sale Securities	Cumulative Translation Adjustments	Net Change in Retirement Obligations	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Loss
Balance as of April 29, 2011	$196	$443	$(607)	$(256)	$(224)
Other comprehensive (loss) income	(66)	(137)	(227)	181	(249)
Balance as of April 27, 2012	$130	$306	$(834)	$(75)	$(473)
Other comprehensive (loss) income	(33)	(21)	(18)	53	(19)
Correction of classification	—	(80)	—	80	—
Balance as of April 26, 2013	$97	$205	$(852)	$58	$(492)
Included in cumulative translation adjustments is translation on certain foreign exchange rate derivatives held by non-U.S. dollar functional currency entities. In fiscal year 2014, the Company corrected the classification of cumulative translation of the unrealized gains (losses) on certain foreign exchange rate derivatives held by non-U.S. dollar functional currency entities from cumulative translation adjustment (CTA) to unrealized gain (loss) on derivatives. The Company has applied this change retrospectively to April 26, 2013 as a correction of the classification in the table above. In the first quarter of fiscal year 2014, the Company prospectively adopted guidance issued that requires additional disclosure related to the impact of reclassification adjustments out of accumulated other comprehensive income (loss) on net income. The required disclosures are included in Note 16.
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
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

of accumulated other comprehensive loss. The effective portion of the gain or loss on the derivative instrument is reclassified into earnings and is included in other expense, net or cost of products sold in the consolidated statements of earnings, depending on the underlying transaction that is being hedged, in the same period or periods during which the hedged transaction affects earnings. The cash flows from these contracts are reported as operating activities in the consolidated statements of cash flows.
The Company uses freestanding derivative forward contracts to offset its exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign currency denominated assets and liabilities.
The Company uses forward starting interest rate derivative instruments designated as cash flow hedges to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. The effective portion of the gains or losses on the forward starting interest rate derivative instruments that are designated and qualify as cash flow hedges are reported as a component of accumulated other comprehensive loss. Beginning in the period in which the planned debt issuance occurs and the related derivative instruments are terminated, the effective portion of the gains or losses are then reclassified into interest expense, net over the term of the related debt. Any portion of the gains or losses that are determined to be ineffective are immediately recognized in interest expense, net. The cash flows from these contracts are reported as operating activities in the consolidated statements of cash flows.
The Company uses interest rate derivative instruments designated as fair value hedges to manage the exposure to interest rate movements and to reduce borrowing costs by converting fixed-rate debt into floating-rate debt. Under these agreements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to agreed-upon notional principal amounts. Changes in the fair value of the derivative instrument are recorded in interest expense, net, and are offset by changes in the fair value on the underlying debt instrument. The cash flows from these contracts are reported as operating activities in the consolidated statements of cash flows. The gains (losses) from terminated interest rate swap agreements are recorded in long-term debt, increasing (decreasing) the outstanding balances of the debt, and amortized as a reduction (addition) of interest expense, net over the remaining life of the related debt. The cash flows from the termination of the interest rate swap agreements are reported as operating activities in the consolidated statements of cash flows.
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

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

The table below sets forth the computation of basic and diluted earnings per share:

	Fiscal Year
(in millions, except per share data)	2014	2013	2012
Numerator:
Earnings from continuing operations	$3,065	$3,467	$3,415
Earnings from discontinued operations	—	—	202
Net earnings	3,065	3,467	3,617
Denominator:
Basic – weighted average shares outstanding	1,002.1	1,019.3	1,053.9
Effect of dilutive securities:
Employee stock options	7.1	2.8	0.9
Employee restricted stock units	4.3	5.3	4.9
Other	0.1	0.1	0.2
Diluted – weighted average shares outstanding	1,013.6	1,027.5	1,059.9
Basic earnings per share:
Earnings from continuing operations	$3.06	$3.40	$3.24
Earnings from discontinued operations	$—	$—	$0.19
Net earnings	$3.06	$3.40	$3.43
Diluted earnings per share:
Earnings from continuing operations	$3.02	$3.37	$3.22
Earnings from discontinued operations	$—	$—	$0.19
Net earnings	$3.02	$3.37	$3.41
The calculation of weighted average diluted shares outstanding excludes options for approximately 5 million, 38 million, and 51 million shares of common stock in fiscal years 2014, 2013, and 2012, respectively, because their effect would be anti-dilutive on the Company’s earnings per share.
New Accounting Standards
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
In February 2013, the FASB expanded the disclosure requirements with respect to changes in accumulated other comprehensive income (AOCI). Under this new guidance, companies are required to disclose the amount of income (or loss) reclassified out of AOCI to each respective line item on the statements of earnings where net income is presented. The guidance allows companies to elect whether to disclose the reclassification either in the notes to the financial statements or parenthetically on the face of the financial statements. In the first quarter of fiscal year 2014, the Company prospectively adopted this guidance. The required

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

disclosures are included in Note 16. Since the accounting guidance only impacts disclosure requirements, its adoption did not have a material impact on the Company’s consolidated financial statements.
Not Yet Adopted
In March 2013, the FASB issued amended guidance on a parent company's accounting for the CTA recorded in AOCI associated with a foreign entity. The amendment requires a parent to release into net income the CTA related to its investment in a foreign entity when it either sells a part or all of its investment, or no longer holds a controlling financial interest, in a subsidiary or group of assets within a foreign entity. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2015. Subsequent to adoption, this amended guidance would impact the Company's financial position and results of operations prospectively in the instance of an event or transaction described above.

In July 2013, the FASB issued amended guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented as a reduction of a deferred tax asset when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists, with certain exceptions. This accounting guidance is effective prospectively for the Company beginning in the first quarter of fiscal year 2015. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued amended guidance for reporting discontinued operations. The amended guidance changes the criteria for determining when the results of operations are to be reported as discontinued operations and expands the related disclosure requirements. The guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or classified as held for sale which is a strategic shift that has, or will have, a major effect on financial position and results of operations. This accounting guidance is effective prospectively for the Company beginning in the first quarter of fiscal year 2016, with early adoption permitted. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2018 using one of two prescribed retrospective methods.  Early adoption is not permitted.  The Company is evaluating the impact of the amended revenue recognition guidance on the Company’s consolidated financial statements.
2. Special Charges and Certain Litigation Charges, Net
Special Charges
During fiscal year 2014, consistent with the Company's commitment to improving the health of people and communities throughout the world, the Company made a $40 million charitable contribution to the Medtronic Foundation, which is a related party non-profit organization.
During fiscal years 2013 and 2012, there were no special charges.
Certain Litigation Charges, Net
The Company classifies material litigation charges and gains recognized as certain litigation charges, net.
During fiscal year 2014, the Company recorded certain litigation charges, net of $770 million, which primarily includes the global patent settlement agreement with Edwards Lifesciences Corporation (Edwards) of $589 million, accounting charges for probable and reasonably estimable INFUSE product liability litigation of $140 million, and other litigation. Refer to Note 18 for additional information.
During fiscal year 2013, the Company recorded certain litigation charges, net of $245 million related to probable and reasonably estimated damages resulting from patent litigation with Edwards. Refer to Note 18 for additional information.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

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
3. Restructuring Charges, Net
Fiscal Year 2014 Initiative
In the fourth quarter of fiscal year 2014, the Company recorded a $116 million restructuring charge, which consisted of employee termination costs of $65 million, asset write-downs of $26 million, contract termination costs of $3 million, and other related costs of $22 million. Of the $26 million of asset write-downs, $10 million related to inventory write-offs of discontinued product lines and production-related asset impairments, and therefore, was recorded within cost of products sold in the consolidated statements of earnings. The fiscal year 2014 initiative primarily relates to the Company's renal denervation business, certain manufacturing shut-downs, and a reduction of back-office support functions in Europe.
As of the end of the fourth quarter of fiscal year 2014, the Company identified approximately 600 positions for elimination to be achieved primarily through involuntary separation. The fiscal year 2014 initiative is scheduled to be substantially complete by the end of the fourth quarter of fiscal year 2015.
A summary of the activity related to the fiscal year 2014 initiative is presented below:

	Fiscal Year 2014 Initiative
(in millions)	Employee Termination Costs	Asset Write-downs	Other Costs	Total
Balance as of April 26, 2013	$—	$—	$—	$—
Restructuring charges	65	26	25	116
Payments/write-downs	(1)	(26)	(14)	(41)
Balance as of April 25, 2014	$64	$—	$11	$75
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
In fiscal year 2014, the Company recorded a reversal of excess restructuring reserves related to the fiscal year 2013 initiative of $46 million. The reversal was primarily a result of revisions to particular strategies and certain employees identified for elimination finding other positions within the Company.
As a result of certain legal requirements outside the U.S., the fiscal year 2013 initiative is scheduled to be substantially complete by the end of the third quarter of fiscal year 2016.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

A summary of the activity related to the fiscal year 2013 initiative is presented below:

	Fiscal Year 2013 Initiative
(in millions)	Employee Termination Costs	Asset Write-downs	Other Costs	Total
Balance as of April 27, 2012	$—	$—	$—	$—
Restructuring charges	150	13	29	192
Payments/write-downs	(3)	(13)	(6)	(22)
Balance as of April 26, 2013	$147	$—	$23	$170
Restructuring charges	—	—	18	18
Payments	(79)	—	(39)	(118)
Reversal of excess accrual	(45)	—	(1)	(46)
Balance as of April 25, 2014	$23	$—	$1	$24
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
A summary of the activity related to the fiscal year 2012 initiative is presented below:

	Fiscal Year 2012 Initiative
(in millions)	Employee Termination Costs	Asset Write-downs	Other Costs	Total
Balance as of April 29, 2011	$—	$—	$—	$—
Restructuring charges	66	9	43	118
Payments/write-downs	(2)	(9)	(16)	(27)
Balance as of April 27, 2012	$64	$—	$27	$91
Payments	(54)	—	(23)	(77)
Reversal of excess accrual	(10)	—	—	(10)
Balance as of April 26, 2013	$—	$—	$4	$4
Payments	—	—	(4)	(4)
Balance as of April 25, 2014	$—	$—	$—	$—

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

4. Acquisitions and Acquisition-Related Items
The Company had various acquisitions and other acquisition-related activity during fiscal years 2014, 2013, and 2012. Certain acquisitions were accounted for as business combinations as noted below. In accordance with authoritative guidance on business combination accounting, the assets and liabilities of the company acquired were recorded as of the acquisition date, at their respective fair values, and consolidated. The pro forma impact of these acquisitions was not significant, individually or in the aggregate, to the results of the Company for the fiscal years ended April 25, 2014, April 26, 2013, or April 27, 2012. The results of operations related to each company acquired have been included in the Company’s consolidated statements of earnings since the date each company was acquired.
Fiscal Year 2014
TYRX, Inc.
On December 30, 2013, the Company acquired TYRX, Inc. (TYRX), a privately-held developer of antibiotic drug and implanted medical device combinations. TYRX's products include those designed to reduce surgical site infections associated with implantable pacemakers, defibrillators, and spinal cord neurostimulators. Under the terms of the agreement, the transaction included an initial up-front payment of $159 million, representing a purchase price net of acquired cash, including the assumption and settlement of existing TYRX debt and direct acquisition costs. Total consideration for the transaction was approximately $222 million, which included estimated fair values for product development-based and revenue-based contingent consideration of $25 million and $35 million, respectively. The product development-based contingent consideration includes a future potential payment of $40 million upon achieving certain milestones, and the revenue-based contingent consideration payments equal TYRX's actual annual revenue growth for the Company's fiscal years 2015 and 2016. Based upon the preliminary acquisition valuation, the Company acquired $94 million of technology-based intangible assets with an estimated useful life of 14 years and $132 million of goodwill. The acquired goodwill is not deductible for tax purposes.
The Company accounted for the acquisition of TYRX as a business combination using the acquisition method of accounting. The assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date. During the fourth quarter of fiscal year 2014, the Company recorded minor adjustments to goodwill and long-term deferred tax liabilities, net. The fair values of the assets acquired and liabilities assumed are as follows:

(in millions)
Current assets	$6
Property, plant, and equipment	1
Intangible assets	94
Goodwill	132
Total assets acquired	233

Current liabilities	4
Long-term deferred tax liabilities, net	7
Total liabilities assumed	11
Net assets acquired	$222
Cardiocom, LLC
On August 7, 2013, the Company acquired Cardiocom, LLC (Cardiocom), a privately-held developer and provider of integrated solutions for the management of chronic diseases such as heart failure, diabetes, and hypertension. Cardiocom's products and services include remote monitoring and patient-centered software to enable efficient care coordination and specialized telehealth nurse support. Total consideration for the transaction was approximately $193 million. Based upon the acquisition valuation, the Company acquired $61 million of customer-related intangible assets with an estimated useful life of 7 years and $123 million of goodwill. The acquired goodwill is deductible for tax purposes.

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
Acquisition-Related Items
During fiscal year 2014, the Company recorded net charges from acquisition-related items of $117 million, primarily including IPR&D and long-lived asset impairment charges of $236 million related to the Ardian, Inc. (Ardian) acquisition and income of $138 million related to the change in fair value of contingent consideration associated with acquisitions subsequent to April 29, 2009. The Ardian impairment resulted from the Company's January 2014 announcement that the U.S. pivotal trial in renal denervation for treatment-resistant hypertension, Symplicity HTN-3, failed to meet its primary efficacy endpoint. Based on the results of the trial, the Company suspended enrollment of its renal denervation hypertension trials that were being conducted in the U.S., Japan, and India. These impairment charges consisted of $192 million related to IPR&D and $44 million related to other long-lived assets. For additional information regarding these impairment assessments, refer to Note 6. The change in fair value of contingent consideration primarily related to adjustments for Ardian, which are based on annual revenue growth through fiscal year 2015. As there was no projected revenue growth through fiscal year 2015, no contingent consideration remained as of April 25, 2014. These amounts are included within acquisition-related items in the consolidated statements of earnings.
Fiscal Year 2013
China Kanghui Holdings
On November 1, 2012, the Company acquired China Kanghui Holdings (Kanghui). Kanghui is a Chinese manufacturer and distributor of orthopedic products in trauma, spine, and joint reconstruction. Total consideration for the transaction was approximately $816 million. The total value of the transaction, net of Kanghui's cash, was approximately $797 million. Based on the acquisition valuation, the Company acquired $288 million of technology-based assets and $53 million of tradenames and customer-related intangible assets that each had a weighted average estimated useful life of 11 years and $409 million of goodwill. The acquired goodwill is not deductible for tax purposes.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company accounted for the acquisition of Kanghui as a business combination using the acquisition method of accounting. The assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date. The fair values of the assets acquired and liabilities assumed are as follows:

(in millions)
Current assets	$106
Property, plant, and equipment	56
Intangible assets	341
Goodwill	409
Other assets	11
Total assets acquired	923

Current liabilities	29
Long-term deferred tax liabilities, net	77
Other long-term liabilities	1
Total liabilities assumed	107
Net assets acquired	$816
Acquisition-Related Items
During fiscal year 2013, the Company recorded net income from acquisition-related items of $49 million, primarily including income of $62 million related to the change in fair value of contingent consideration associated with acquisitions subsequent to April 29, 2009. The change in fair value of contingent consideration primarily related to the reduction in fair value of contingent consideration associated with Ardian due to a slower commercial ramp in Europe. Additionally, the Company recorded transaction-related expenses of $13 million. These amounts are included within acquisition-related items in the consolidated statements of earnings.
Fiscal Year 2012
Salient Surgical Technologies, Inc.
On August 31, 2011, the Company acquired Salient Surgical Technologies, Inc. (Salient). Salient develops and markets devices for haemostatic sealing of soft tissue and bone incorporating advanced energy technology. Salient’s devices are used in a variety of surgical procedures including orthopedic surgery, spine, open abdominal, and thoracic procedures. Total consideration for the transaction was approximately $497 million. Medtronic had previously invested in Salient and held an 8.9 percent ownership position in the company. Net of this ownership position, the transaction value was approximately $452 million. Based upon the acquisition valuation, the Company acquired $154 million of technology-based intangible assets that had an estimated useful life of 12 years, $44 million of IPR&D, and $348 million of goodwill. The IPR&D primarily relates to the launch of Salient’s concentric wire product. The acquired goodwill is not deductible for tax purposes.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company accounted for the acquisition of Salient as a business combination using the acquisition method of accounting. The assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date. The fair values of the assets acquired and liabilities assumed are as follows:

(in millions)
Current assets	$20
Property, plant, and equipment	11
IPR&D	44
Other intangible assets	154
Goodwill	348
Other assets	1
Total assets acquired	578

Current liabilities	43
Long-term deferred tax liabilities, net	38
Total liabilities assumed	81
Net assets acquired	$497
PEAK Surgical, Inc.
On August 31, 2011, the Company acquired PEAK Surgical, Inc. (PEAK). PEAK develops and markets tissue dissection devices incorporating advanced energy technology. Total consideration for the transaction was approximately $113 million. Medtronic had previously invested in PEAK and held an 18.9 percent ownership position in the company. Net of this ownership position, the transaction value was approximately $96 million. Based upon the acquisition valuation, the Company acquired $74 million of technology-based intangible assets that had an estimated useful life of 12 years, and $56 million of goodwill. The acquired goodwill is not deductible for tax purposes.
The Company accounted for the acquisition of PEAK as a business combination using the acquisition method of accounting. The assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date. The fair values of the assets acquired and liabilities assumed are as follows:

(in millions)
Current assets	$5
Property, plant, and equipment	5
Intangible assets	74
Goodwill	56
Total assets acquired	140

Current liabilities	10
Long-term deferred tax liabilities, net	17
Total liabilities assumed	27
Net assets acquired	$113
Acquisition-Related Items
During fiscal year 2012, the Company recorded net charges from acquisition-related items of $12 million, primarily including charges of $45 million related to the change in fair value of contingent consideration associated with acquisitions subsequent to April 29, 2009. Additionally, in connection with the acquisitions of Salient and PEAK, the Company recognized gains of $32 million and $6 million, respectively, on its previously-held investments. These amounts are included within acquisition-related items in the consolidated statements of earnings.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

Contingent Consideration
Certain of the Company’s business combinations and purchases of intellectual property involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels or achieving product development targets. For business combinations subsequent to April 24, 2009, a liability is recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration is remeasured at each reporting period with the change in fair value recognized as income or expense within acquisition-related items in the consolidated statements of earnings. The Company measures the liability on a recurring basis using Level 3 inputs. See Note 6 for further information regarding fair value measurements.
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
The recurring Level 3 fair value measurements of contingent consideration include the following significant unobservable inputs:

($ in millions)	Fair Value at April 25, 2014	Valuation Technique	Unobservable Input	Range
			Discount rate	13.5% - 24%
Revenue-based payments	$43	Discounted cash flow	Probability of payment	100%
			Projected fiscal year of payment	2015 - 2019
			Discount rate	5.5%
Product development- based payments	$25	Discounted cash flow	Probability of payment	75% - 100%
			Projected fiscal year of payment	2015 - 2018
At April 25, 2014, the estimated maximum potential amount of undiscounted future contingent consideration that the Company is expected to make associated with all completed business combinations or purchases of intellectual property prior to April 24, 2009 was approximately $199 million. The Company estimates the milestones or other conditions associated with the contingent consideration will be reached in fiscal year 2015 and thereafter.
The fair value of contingent consideration associated with acquisitions subsequent to April 24, 2009, as of April 25, 2014 and April 26, 2013, was $68 million and $142 million, respectively. As of April 25, 2014, $51 million was reflected in other long-term liabilities and $17 million was reflected in other accrued expenses in the consolidated balance sheets. As of April 26, 2013, $120 million was reflected in other long-term liabilities and $22 million was reflected in other accrued expenses in the consolidated balance sheets. The portion of the contingent consideration related to the acquisition date fair value is reported as financing activities in the consolidated statements of cash flows. Amounts paid in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows. The following table provides a reconciliation of the beginning and ending balances of contingent consideration associated with acquisitions subsequent to April 24, 2009:

	Fiscal Year
(in millions)	2014	2013
Beginning Balance	$142	$231
Purchase price contingent consideration	65	3
Contingent consideration payments	(1)	(30)
Change in fair value of contingent consideration	(138)	(62)
Ending Balance	$68	$142

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

5. Investments
The Company holds investments consisting primarily of marketable debt and equity securities.
Information regarding the Company’s investments at April 25, 2014 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$5,504	$55	$(17)	$5,542
Auction rate securities	109	—	(12)	97
Mortgage-backed securities	1,337	7	(8)	1,336
U.S. government and agency securities	3,138	7	(29)	3,116
Foreign government and agency securities	67	—	—	67
Certificates of deposit	54	—	—	54
Other asset-backed securities	540	2	—	542
Debt funds	2,143	9	(29)	2,123
Marketable equity securities	47	15	(13)	49
Trading securities:
Exchange-traded funds	54	13	—	67
Cost method, equity method, and other investments	666	—	—	NA
Total investments	$13,659	$108	$(108)	$12,993
Information regarding the Company’s investments at April 26, 2013 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$4,587	$78	$(4)	$4,661
Auction rate securities	118	—	(15)	103
Mortgage-backed securities	1,050	8	(5)	1,053
U.S. government and agency securities	3,882	17	(1)	3,898
Foreign government and agency securities	38	—	—	38
Certificates of deposit	6	—	—	6
Other asset-backed securities	539	2	—	541
Marketable equity securities	82	75	(2)	155
Trading securities:
Exchange-traded funds	45	5	—	50
Cost method, equity method, and other investments	549	—	—	NA
Total investments	$10,896	$185	$(27)	$10,505
Information regarding the Company’s consolidated balance sheets presentation at April 25, 2014 and April 26, 2013 is as follows:

	April 25, 2014		April 26, 2013
(in millions)	Investments	Other Assets	Investments	Other Assets
Available-for-sale securities	$12,771	$155	$10,161	$294
Trading securities	67	—	50	—
Cost method, equity method, and other investments	—	666	—	549
Total	$12,838	$821	$10,211	$843

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables show the gross unrealized losses and fair values of the Company’s available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category as of April 25, 2014 and April 26, 2013:

	April 25, 2014
	Less than 12 Months		More than 12 Months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$1,601	$(14)	$50	$(3)
Auction rate securities	—	—	97	(12)
Mortgage-backed securities	682	(7)	28	(1)
U.S. government and agency securities	1,500	(27)	46	(2)
Debt funds	1,224	(29)	—	—
Marketable equity securities	25	(13)	—	—
Total	$5,032	$(90)	$221	$(18)
	April 26, 2013
	Less than 12 Months		More than 12 Months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$544	$(1)	$13	$(3)
Auction rate securities	—	—	103	(15)
Mortgage-backed securities	195	(1)	44	(4)
U.S. government and agency securities	291	(1)	—	—
Marketable equity securities	14	(2)	—	—
Total	$1,044	$(5)	$160	$(22)
Activity related to the Company’s investment portfolio is as follows:

	Fiscal Year
	2014		2013		2012
(in millions)	Debt (a)	Equity (b)	Debt (a)	Equity (b)	Debt (a)	Equity (b) (c)
Proceeds from sales	$7,991	$120	$10,350	$161	$7,675	$113
Gross realized gains	$15	$69	$59	$94	$52	$93
Gross realized losses	$(12)	$—	$(17)	$—	$(16)	$—
Impairment losses recognized	$(1)	$(9)	$—	$(21)	$(2)	$(10)

(a)	Includes available-for-sale debt securities.

(b)	Includes marketable equity securities, cost method, equity method, exchange-traded funds, and other investments.

(c)	As a result of the Salient and PEAK acquisitions that occurred during fiscal year 2012, the Company recognized a non-cash gain of $38 million on its previously-held minority investments.
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
As of April 25, 2014, April 26, 2013, and April 27, 2012, the credit loss portion of other-than-temporary impairments on debt securities was $4 million, $9 million, and $20 million, respectively. The total reductions for available-for-sale debt securities sold for the fiscal years ended April 25, 2014 and April 26, 2013 were $5 million and $11 million, respectively. The total other-than-temporary impairment losses on available-for-sale debt securities for the fiscal years ended April 25, 2014 and April 26, 2013

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

were not significant. The total other-than-temporary impairment losses on available-for-sale debt securities for the fiscal year ended April 27, 2012 was $6 million, of which $4 million was recognized in other comprehensive income and $2 million was recognized in earnings.
The April 25, 2014 balance of available-for-sale debt securities, excluding debt funds which have no single maturity date, by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows, assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	April 25, 2014
Due in one year or less	$1,412
Due after one year through five years	6,368
Due after five years through 10 years	2,859
Due after 10 years	115
Total debt securities	$10,754
As of April 25, 2014 and April 26, 2013, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method was $666 million and $549 million, respectively. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.
Gains and losses realized on trading securities and available-for-sale debt securities are recorded in interest expense, net in the consolidated statements of earnings. Gains and losses realized on marketable equity securities, cost method, equity method, and other investments are recorded in other expense, net in the consolidated statements of earnings. In addition, unrealized gains and losses on available-for-sale debt securities are recorded in other comprehensive income (loss) in the consolidated statements of comprehensive income and unrealized gains and losses on trading securities are recorded in interest expense, net in the consolidated statements of earnings. Gains and losses from the sale of investments are calculated based on the specific identification method.
6. Fair Value Measurements
The Company follows the authoritative guidance on fair value measurements and disclosures with respect to assets and liabilities that are measured at fair value on both a recurring and nonrecurring basis. Under this guidance, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability, based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels defined as follows:

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
Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis
The authoritative guidance is principally applied to financial assets and liabilities such as marketable equity securities and debt and equity securities that are classified and accounted for as trading, available-for-sale, and derivative instruments and contingent

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

consideration associated with acquisitions subsequent to April 24, 2009. Derivatives include cash flow hedges, freestanding derivative forward contracts, and fair value hedges. These items are marked-to-market at each reporting period.
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value as of	Fair Value Measurements Using Inputs Considered as
(in millions)	April 25, 2014	Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$5,542	$—	$5,533	$9
Auction rate securities	97	—	—	97
Mortgage-backed securities	1,336	—	1,336	—
U.S. government and agency securities	3,116	1,251	1,865	—
Foreign government and agency securities	67	—	67	—
Certificates of deposit	54	—	54	—
Other asset-backed securities	542	—	542	—
Debt funds	2,123	—	2,123	—
Marketable equity securities	49	49	—	—
Exchange-traded funds	67	67	—	—
Derivative assets	175	89	86	—
Total assets	$13,168	$1,456	$11,606	$106

Liabilities:
Derivative liabilities	$127	$116	$11	$—
Contingent consideration associated with acquisitions subsequent to April 24, 2009	68	—	—	68
Total liabilities	$195	$116	$11	$68

	Fair Value as of	Fair Value Measurements Using Inputs Considered as
(in millions)	April 26, 2013	Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$4,661	$—	$4,651	$10
Auction rate securities	103	—	—	103
Mortgage-backed securities	1,053	—	1,039	14
U.S. government and agency securities	3,898	1,833	2,065	—
Foreign government and agency securities	38	—	38	—
Certificates of deposit	6	—	6	—
Other asset-backed securities	541	—	541	—
Marketable equity securities	155	155	—	—
Exchange-traded funds	50	50	—	—
Derivative assets	394	213	181	—
Total assets	$10,899	$2,251	$8,521	$127

Liabilities:
Derivative liabilities	$58	$40	$18	$—
Contingent consideration associated with acquisitions subsequent to April 24, 2009	142	—	—	142
Total liabilities	$200	$40	$18	$142

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities include certain corporate debt securities, auction rate securities, and certain mortgage-backed securities. With the exception of auction rate securities, these securities were valued using third-party pricing sources that incorporate transaction details such as contractual terms, maturity, timing, and amount of expected future cash flows, as well as assumptions about liquidity and credit valuation adjustments by market participants. The fair value of auction rate securities is estimated by the Company using a discounted cash flow model, which incorporates significant unobservable inputs. The significant unobservable inputs used in the fair value measurement of the Company’s auction rate securities are years to principal recovery and the illiquidity premium that is incorporated into the discount rate. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value of the securities. Additionally, the Company uses Level 3 inputs in the measurement of contingent consideration and related liabilities for all acquisitions subsequent to April 24, 2009. See Note 4 for further information regarding contingent consideration.
The following table represents the range of the unobservable inputs utilized in the fair value measurement of the auction rate securities classified as Level 3 as of April 25, 2014:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	Discounted cash flow	Years to principal recovery	2 yrs. - 12 yrs. (3 yrs.)
		Illiquidity premium	6%
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the fiscal years ended April 25, 2014 or April 26, 2013. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3):

(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities	Other asset- backed securities
Balance as of April 26, 2013	$127	$10	$103	$14	$—
Total realized losses and other-than-temporary impairment losses included in earnings	(5)	—	(5)	—	—
Total unrealized gains included in other comprehensive income	4	—	3	1	—
Settlements	(20)	(1)	(4)	(15)	—
Balance as of April 25, 2014	$106	$9	$97	$—	$—

(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities	Other asset- backed securities
Balance as of April 27, 2012	$172	$10	$127	$29	$6
Total unrealized gains included in other comprehensive income	11	—	11	—	—
Settlements	(56)	—	(35)	(15)	(6)
Balance as of April 26, 2013	$127	$10	$103	$14	$—
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
The Company holds investments in equity and other securities that are accounted for using the cost or equity method, which are classified as other assets in the consolidated balance sheets. The aggregate carrying amount of these investments was $666 million as of April 25, 2014 and $549 million as of April 26, 2013. These cost or equity method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s cost or equity method investments is not estimated if there are no identified events or changes in circumstance that may have a significant adverse effect on the fair value of these investments. During fiscal years 2014, 2013, and 2012, the Company determined that the fair values of certain cost method investments were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $10 million, $21 million, and $10 million in impairment charges in fiscal years 2014, 2013, and 2012, respectively. These investments fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are privately-held entities without quoted market prices. To determine the fair value of these investments, the Company used all pertinent financial information available related to the entities, including financial statements and market participant valuations from recent and proposed equity offerings.
The Company assesses the impairment of goodwill annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The aggregate carrying amount of goodwill was $10.593 billion as of April 25, 2014 and $10.329 billion as of April 26, 2013, respectively.
Impairment testing for goodwill is performed at the reporting unit level. The test for impairment of goodwill requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculated the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. As a result of the analysis performed, the fair value of each reporting unit's goodwill was deemed to be greater than the carrying value. The Company did not record any goodwill impairments during fiscal years 2014, 2013, or 2012.
The recently acquired businesses of Cardiocom and Kanghui are separate reporting units and are tested for goodwill impairment independently; therefore, they are more sensitive to changes in assumptions impacting fair value. The carrying amount of goodwill was $409 million and $123 million for the Kanghui and Cardiocom reporting units, respectively, as of April 25, 2014. As of the date of the goodwill testing, the fair values of these two reporting units exceeded their respective carrying values by more than 10 percent.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company assesses the impairment of IPR&D annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The aggregate carrying amount of IPR&D was $119 million as of April 25, 2014 and $363 million as of April 26, 2013, respectively. The majority of IPR&D at April 25, 2014 is related to IN.PACT family of drug-eluting balloons. Similar to the goodwill impairment test, the IPR&D impairment test requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculated the excess of IPR&D asset fair values over their carrying values utilizing a discounted future cash flow analysis. As a result of the analysis performed during fiscal year 2014, the fair value of certain IPR&D assets were deemed to be less than their carrying value, resulting in an impairment loss of $207 million, primarily related to the Ardian acquisition, that was recorded in acquisition-related items in the consolidated statements of earnings. The Ardian impairment resulted from the Company's January 2014 announcement that the U.S. pivotal trial in renal denervation for treatment-resistant hypertension, Symplicity HTN-3, failed to meet its primary efficacy endpoint. Based on the results of the trial, the Company suspended enrollment in the renal denervation hypertension trials that were being conducted in the U.S., Japan, and India. See discussion below for additional information on impairments recorded on the Ardian long-lived asset group. As a result of the analysis performed during fiscal year 2013, the fair value of IPR&D assets were deemed to be less than the carrying value, resulting in a pre-tax impairment loss of $5 million that was recorded in acquisition-related items in the consolidated statements of earnings. The Company did not record any IPR&D impairments during fiscal year 2012. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances or other failures to achieve a commercially viable product, and as a result, may record impairment losses in the future.
The Company assesses intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. The aggregate carrying amount of intangible assets, excluding IPR&D, was $2.167 billion as of April 25, 2014 and $2.310 billion as of April 26, 2013. When events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recorded based on the amount by which the carrying value exceeds the fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. During fiscal years 2014, 2013 and 2012, the Company determined that a change in events and circumstances indicated that the carrying amount of certain intangible assets, representing less than five percent of the total aggregate carrying amount of intangible assets, may not be fully recoverable. During fiscal year 2014, the carrying amount of Ardian intangible assets was less than the undiscounted future cash flows, therefore, the Company assessed the fair value of the assets and recorded an impairment of $41 million that was included in acquisition-related items in the consolidated statements of earnings. During fiscal year 2013, the carrying amount of one intangible asset was less than the undiscounted future cash flows, therefore, the Company assessed the asset's fair value and there were no material impairments recorded. The Company did not record any intangible asset impairments during fiscal year 2012.
The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. During fiscal year 2014, the Company determined that a change in events and circumstances indicated that the carrying amount of Ardian property, plant, and equipment may not be fully recoverable and recorded an impairment of $3 million that was recorded in acquisition-related items in the consolidated statements of earnings. As part of the Company’s restructuring initiatives, the Company recorded property, plant, and equipment impairments of $16 million, $6 million, and $9 million during fiscal years 2014, 2013, and 2012, respectively, in restructuring charges, net in the consolidated statements of earnings. For further discussion of the restructuring initiatives refer to Note 3.
Financial Instruments Not Measured at Fair Value
The estimated fair value of the Company’s long-term debt, including the short-term portion, as of April 25, 2014 was $11.856 billion compared to a principal value of $11.375 billion, and as of April 26, 2013 was $10.820 billion compared to a principal value of $9.928 billion. Fair value was estimated using quoted market prices for the publicly registered senior notes, classified as Level 1 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

7. Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill for fiscal years 2014 and 2013 are as follows:

(in millions)	Cardiac and Vascular Group	Restorative Therapies Group	Diabetes Group	Total
Balance as of April 27, 2012	$2,636	$5,954	$1,344	$9,934
Goodwill as a result of acquisitions	—	414	—	414
Other adjustments, net	—	3	—	3
Currency adjustment, net	(12)	(10)	—	(22)
Balance as of April 26, 2013	$2,624	$6,361	$1,344	$10,329
Goodwill as a result of acquisitions	279	—	—	279
Other adjustments, net	(8)	7	—	(1)
Currency adjustment, net	(14)	—	—	(14)
Balance as of April 25, 2014	$2,881	$6,368	$1,344	$10,593
Balances of other intangible assets, net, for fiscal years 2014 and 2013 are as follows:

(in millions)	Purchased Technology and Patents	Trademarks and Tradenames	Acquired IPR&D	Other	Total
Other intangible assets as of April 25, 2014
Original cost	$3,857	$408	$119	$200	$4,584
Accumulated amortization	(1,878)	(332)	—	(88)	(2,298)
Carrying value	$1,979	$76	$119	$112	$2,286
Weighted average original life (in years)	12.7	11.8	N/A	8.7
Other intangible assets as of April 26, 2013
Original cost	$3,896	$408	$363	$104	$4,771
Accumulated amortization	(1,702)	(320)	—	(76)	(2,098)
Carrying value	$2,194	$88	$363	$28	$2,673
Weighted average original life (in years)	12.5	11.8	N/A	8.8
Amortization expense for fiscal years 2014, 2013, and 2012 was $349 million, $331 million, and $335 million, respectively.
Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets, excluding any possible future amortization associated with acquired IPR&D, which has not met technological feasibility, is as follows:

(in millions) Fiscal Year	Amortization Expense
2015	$338
2016	326
2017	304
2018	289
2019	244
Thereafter	666
$2,167

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

8. Financing Arrangements
Debt consisted of the following:

		April 25, 2014		April 26, 2013
(in millions, except interest rates)	Maturity by Fiscal Year	Payable	Effective Interest Rate	Payable	Effective Interest Rate
Short-Term Borrowings:
Commercial paper	2014	$—	—	$125	0.21%
Capital lease obligations	2014-2015	14	3.33%	14	3.30%
Bank borrowings	2014-2015	337	0.35%	221	0.57%
3.000 percent five-year 2010 senior notes	2015	1,250	3.00%	—	—
Interest rate swaps	2015	12	—	—	—
4.500 percent five-year 2009 senior notes	2014	—	—	550	4.50%
Total Short-Term Borrowings		$1,613		$910
Long-Term Debt:
3.000 percent five-year 2010 senior notes	2015	—	—	1,250	3.00%
4.750 percent ten-year 2005 senior notes	2016	600	4.76%	600	4.76%
2.625 percent five-year 2011 senior notes	2016	500	2.72%	500	2.72%
Floating rate three-year 2014 senior notes	2017	250	0.32%	—	—
0.875 percent three-year 2014 senior notes	2017	250	0.91%	—	—
1.375 percent five-year 2013 senior notes	2018	1,000	1.41%	1,000	1.41%
5.600 percent ten-year 2009 senior notes	2019	400	5.61%	400	5.61%
4.450 percent ten-year 2010 senior notes	2020	1,250	4.47%	1,250	4.47%
4.125 percent ten-year 2011 senior notes	2021	500	4.19%	500	4.19%
3.125 percent ten-year 2012 senior notes	2022	675	3.16%	675	3.16%
2.750 percent ten-year 2013 senior notes	2023	1,250	2.78%	1,250	2.78%
3.625 percent ten-year 2014 senior notes	2024	850	3.65%	—	—
6.500 percent thirty-year 2009 senior notes	2039	300	6.52%	300	6.52%
5.550 percent thirty-year 2010 senior notes	2040	500	5.56%	500	5.56%
4.500 percent thirty-year 2012 senior notes	2042	400	4.51%	400	4.51%
4.000 percent thirty-year 2013 senior notes	2043	750	4.12%	750	4.12%
4.625 percent thirty-year 2014 senior notes	2044	650	4.67%	—	—
Interest rate swaps	2015-2022	56	—	181	—
Deferred gains from interest rate swap terminations, net	—	20	—	50	—
Capital lease obligations	2015-2025	139	3.62%	152	3.59%
Bank borrowings	2015	—	—	3	5.00%
Discount	2017-2044	(25)	—	(20)	—
Total Long-Term Debt		$10,315		$9,741
Commercial Paper The Company maintains a commercial paper program that allows the Company to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of April 26, 2013, outstanding commercial paper totaled $125 million. No amounts were outstanding as of April 25, 2014. During fiscal years 2014 and 2013, the weighted average original maturity of the commercial paper outstanding was approximately 53 and 89 days, respectively, and the weighted average interest rate was 0.09 percent and 0.18 percent, respectively. The issuance of commercial paper reduces the amount of credit available under the Company's existing line of credit.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

Bank Borrowings Outstanding bank borrowings as of April 25, 2014 were short-term advances to certain non-U.S. subsidiaries under credit agreements with various banks. These advances are guaranteed by the Company. Bank borrowings consist primarily of borrowings at interest rates considered favorable by management and where natural hedges can be gained for foreign exchange purposes.
Line of Credit The Company has a $2.250 billion syndicated credit facility which expires on December 17, 2017 (Credit Facility). The Credit Facility provides the Company with the ability to increase its borrowing capacity by an additional $750 million at any time during the term of the agreement. At each anniversary date of the Credit Facility, but not more than twice prior to the maturity date, the Company can also request a one-year extension of the maturity date. The Credit Facility provides backup funding for the commercial paper program. As of April 25, 2014 and April 26, 2013, no amounts were outstanding on the committed line of credit.
Interest rates are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The agreement also contains customary covenants, all of which the Company remains in compliance with as of April 25, 2014.
Senior Notes Senior Notes are unsecured, senior obligations of the Company and rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remains in compliance with as of April 25, 2014. The Company used the net proceeds from the sale of the Senior Notes primarily for working capital and general corporate uses, which includes the repayment of other indebtedness of the Company.
In February 2014, the Company issued four tranches of Senior Notes (collectively, the 2014 Senior Notes) with an aggregate face value of $2.000 billion. The first tranche consisted of $250 million of floating rate Senior Notes due 2017. The 2017 floating rate notes bear interest at the three-month London InterBank Offered Rate (LIBOR) plus 9 basis points. The second tranche consisted of $250 million of 0.875 percent Senior Notes due 2017. The third tranche consisted of $850 million of 3.625 percent Senior Notes due 2024. The fourth tranche consisted of $650 million of 4.625 percent Senior Notes due 2044. Interest on the 2017 floating rate notes is payable quarterly and interest on the other 2014 Senior Notes are payable semi-annually. The Company used the net proceeds for working capital and general corporate purposes, including repayment of indebtedness.
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
As of April 25, 2014 and April 26, 2013, the Company had interest rate swap agreements designated as fair value hedges of certain underlying fixed-rate obligations including the Company’s $1.250 billion 3.000 percent 2010 Senior Notes, $600 million 4.750 percent 2005 Senior Notes, $500 million 2.625 percent 2011 Senior Notes, $500 million 4.125 percent 2011 Senior Notes, and $675 million 3.125 percent 2012 Senior Notes. For additional information regarding the interest rate swap agreements, refer to Note 9.
Senior Convertible Notes In April 2006, the Company issued $2.200 billion of 1.500 percent Senior Convertible Notes due 2011 (2011 Senior Convertible Notes) and $2.200 billion of 1.625 percent Senior Convertible Notes due 2013 (2013 Senior Convertible Notes) (collectively, the Senior Convertible Notes). No amounts were outstanding on the Senior Convertible Notes as of April 25, 2014 and April 26, 2013.
The Company allocated the proceeds from the issuance of the Senior Convertible Notes between a liability component (issued at a discount) and an equity component. The resulting debt discount was amortized over the period the 2013 Senior Convertible Notes were outstanding as additional non-cash interest expense.
In separate private transactions, the Company sold 82 million shares of the Company’s common stock at an exercise price of $76.56 per share. As of April 25, 2014, the warrants for 82 million shares of the Company’s common stock had expired. The warrants were recorded as an addition to equity as of the trade date. The carrying amount of the equity component as of April 25, 2014 and April 26, 2013 was $547 million.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table provides interest expense amounts related to the Senior Convertible Notes.

	Fiscal Year
(in millions)	2013	2012
Interest cost related to contractual interest coupon	$35	$36
Interest cost related to amortization of the discount	90	87
Contractual maturities of debt for the next five fiscal years and thereafter, excluding the debt discount, the fair value of outstanding interest rate swap agreements, and the remaining deferred gains from terminated interest rate swap agreements are as follows:

(in millions) Fiscal Year
2015	$1,601
2016	1,112
2017	531
2018	1,018
2019	419
Thereafter	7,184
Total debt	11,865
Less: Current portion of debt	1,601
Long-term portion of debt	$10,264
9. Derivatives and Foreign Exchange Risk Management
The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments, to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the forward contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of the derivative instruments are the Euro and Japanese Yen. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding at April 25, 2014 and April 26, 2013 was $8.051 billion and $6.812 billion, respectively. The aggregate currency exchange rate (losses) gains were $(1) million, $25 million, and $(183) million, in fiscal years 2014, 2013, and 2012, respectively. These (losses) gains represent the net impact to the consolidated statements of earnings for the exchange rate derivative instruments presented below, as well as the remeasurement (losses) gains on foreign currency denominated assets and liabilities.
The information that follows explains the various types of derivatives and financial instruments used by the Company, how and why the Company uses such instruments, how such instruments are accounted for, and how such instruments impact the Company’s consolidated balance sheets, statements of earnings, and statements of cash flows.
Freestanding Derivative Forward Contracts
Freestanding derivative forward contracts are used to offset the Company’s exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign currency denominated assets and liabilities. The cash flows from these contracts are reported as operating activities in the consolidated statements of cash flows. The gross notional amount of these contracts, not designated as hedging instruments, outstanding at April 25, 2014 and April 26, 2013 was $2.202 billion and $2.059 billion, respectively.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

The amount and location of the gains in the consolidated statements of earnings related to derivative instruments, not designated as hedging instruments, for fiscal years 2014, 2013, and 2012 are as follows:

(in millions)		Fiscal Year
Derivatives Not Designated as Hedging Instruments	Location	2014	2013	2012
Foreign currency exchange rate contracts	Other expense, net	$15	$26	$53
Cash Flow Hedges
Foreign Currency Exchange Rate Risk Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. No gains or losses relating to ineffectiveness of cash flow hedges were recognized in earnings during fiscal years 2014, 2013, or 2012. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued during fiscal years 2014, 2013, or 2012. The cash flows from these contracts are reported as operating activities in the consolidated statements of cash flows. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at April 25, 2014 and April 26, 2013 was $5.849 billion and $4.753 billion, respectively, and will mature within the subsequent three-year period.
The amount of (losses) gains and location of the (losses) gains in the consolidated statements of earnings and other comprehensive income (OCI) related to foreign currency exchange rate contract derivative instruments designated as cash flow hedges for the fiscal years ended April 25, 2014, April 26, 2013, and April 27, 2012 are as follows:

April 25, 2014
	Gross (Losses) Gains Recognized in OCI on Effective Portion of Derivative	Effective Portion of (Losses) Gains on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$(152)	Other expense, net	$94
		Cost of products sold	(43)
Total	$(152)		$51

April 26, 2013
	Gross (Losses) Gains Recognized in OCI on Effective Portion of Derivative	Effective Portion of (Losses) Gains on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$121	Other expense, net	$103
		Cost of products sold	(2)
Total	$121		$101

April 27, 2012
	Gross (Losses) Gains Recognized in OCI on Effective Portion of Derivative	Effective Portion of (Losses) Gains on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$332	Other expense, net	$(141)
		Cost of products sold	14
Total	$332		$(127)

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

Forecasted Debt Issuance Interest Rate Risk Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. The effective portion of the gains or losses on the forward starting interest rate derivative instruments that are designated and qualify as cash flow hedges are reported as a component of accumulated other comprehensive loss. Beginning in the period in which the planned debt issuance occurs and the related derivative instruments are terminated, the effective portion of the gains or losses are then reclassified into interest expense, net over the term of the related debt. Any portion of the gains or losses that are determined to be ineffective are immediately recognized in interest expense, net. In February 2014, the Company terminated forward starting interest rate derivative instruments with a consolidated notional amount of $250 million in conjunction with the issuance of the 2014 Senior Notes. Upon termination, there was no material ineffectiveness on the contracts which were in a net asset position, resulting in cash receipts of $8 million. In March 2013, the Company terminated forward starting interest rate derivative instruments with a consolidated notional amount of $750 million in conjunction with the issuance of the 2013 Senior Notes. Upon termination, there was no material ineffectiveness on the contracts which were in a net liability position, resulting in cash payments of $68 million. As of April 25, 2014, the Company had $250 million of fixed pay, forward starting interest rate swaps with a weighted average fixed rate of 2.83 percent in anticipation of planned debt issuances.
For the fiscal years ended April 25, 2014 and April 26, 2013, the Company reclassified $8 million and $1 million, respectively, of the effective portion of the net losses on forward starting interest rate derivative instruments from accumulated other comprehensive loss to interest expense, net.
The market value of outstanding forward starting interest rate swap derivative instruments at April 25, 2014 and April 26, 2013 was an unrealized gain (loss) of $7 million and $(18) million, respectively. These unrealized gains (losses) were recorded in other assets and long-term liabilities with the offset recorded in accumulated other comprehensive loss in the consolidated balance sheets.
As of April 25, 2014 and April 26, 2013, the Company had $(44) million and $58 million, respectively, in after-tax net unrealized (losses) gains associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $7 million of after-tax net unrealized losses as of April 25, 2014 will be reclassified into the consolidated statements of earnings over the next 12 months.
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
The gains (losses) from terminated interest rate swap agreements are recorded in long-term debt, increasing (decreasing) the outstanding balances of the debt, and amortized as a reduction (addition) of interest expense, net over the remaining life of the related debt. The cash flows from the termination of the interest rate swap agreements are reported as operating activities in the consolidated statements of cash flows.
As of both April 25, 2014 and April 26, 2013, the Company had interest rate swaps in gross notional amounts of $2.625 billion designated as fair value hedges of underlying fixed rate obligations. As of April 25, 2014 and April 26, 2013, the Company had interest rate swap agreements designated as fair value hedges of underlying fixed rate obligations including the Company’s $1.250 billion 3.000 percent 2010 Senior Notes due 2015, the $600 million 4.750 percent 2005 Senior Notes due 2016, the $500 million 2.625 percent 2011 Senior Notes due 2016, the $500 million 4.125 percent 2011 Senior Notes due 2021, and the $675 million 3.125 percent 2012 Senior Notes due 2022.
In March 2012, the Company entered into ten-year fixed-to-floating interest rate swap agreements with a consolidated notional amount of $675 million, which were designated as fair value hedges of fixed interest rate obligations under the Company’s 2012 Senior Notes due 2022. The Company pays variable interest equal to one-month LIBOR plus approximately 92 basis points, and receives a fixed interest rate of 3.125 percent.
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

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

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
As of April 25, 2014 and April 26, 2013, the market value of outstanding interest rate swap agreements was an unrealized gain of $68 million and $181 million, respectively, and the market value of the hedged items was an unrealized loss of $68 million and $181 million, respectively, which was recorded in other assets, prepaid expenses and other current assets, and other long-term liabilities with the offsets recorded in long-term debt and short-term borrowings on the consolidated balance sheets. No hedge ineffectiveness was recorded as a result of these fair value hedges for fiscal year 2014 and 2013 and less than $1 million was recorded for fiscal year 2012 as an increase in interest expense, net on the consolidated statements of earnings.
During fiscal years 2014, 2013, and 2012, the Company did not have any ineffective fair value hedging instruments. In addition, the Company did not recognize any gains or losses during fiscal years 2014, 2013, or 2012 on firm commitments that no longer qualify as fair value hedges.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

Balance Sheet Presentation
The following tables summarize the location and fair value amounts of derivative instruments reported in the consolidated balance sheets as of April 25, 2014 and April 26, 2013. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not, and are further segregated by type of contract within those two categories.

April 25, 2014
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Prepaid expenses and other current assets	$13	Other accrued expenses	$—
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	81	Other accrued expenses	84
Interest rate contracts	Other assets	73	Other long-term liabilities	11
Foreign currency exchange rate contracts	Other assets	8	Other long-term liabilities	30
Total derivatives designated as hedging instruments		$175		$125
Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$—	Other accrued expenses	$2
Total derivatives not designated as hedging instruments		$—		$2
Total derivatives		$175		$127

April 26, 2013
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$150	Other accrued expenses	$34
Interest rate contracts	Other assets	181	Other long-term liabilities	18
Foreign currency exchange rate contracts	Other assets	63	Other long-term liabilities	5
Total derivatives designated as hedging instruments		$394		$57
Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$—	Other accrued expenses	$1
Total derivatives not designated as hedging instruments		$—		$1
Total derivatives		$394		$58

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company has elected to present the fair value of derivative assets and liabilities within the consolidated balance sheets on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. The following table provides information as if the Company had elected to offset the asset and liability balances of derivative instruments, netted in accordance with various criteria as stipulated by the terms of the master netting arrangements with each of the counterparties. Derivatives not subject to master netting arrangements are not eligible for net presentation.

April 25, 2014		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) or Posted	Net Amount
Derivative Assets
Foreign currency exchange rate contracts	$89	$(64)	$—	$25
Interest rate contracts	86	(31)	—	55
	$175	$(95)	$—	$80

Derivative Liabilities
Foreign currency exchange rate contracts	$(116)	$84	$—	$(32)
Interest rate contracts	(11)	11	—	—
	$(127)	$95	$—	$(32)
Total	$48	$—	$—	$48

April 26, 2013		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) or Posted	Net Amount
Derivative Assets
Foreign currency exchange rate contracts	$213	$(42)	$(24)	$147
Interest rate contracts	181	(16)	(6)	159
	$394	$(58)	$(30)	$306

Derivative Liabilities
Foreign currency exchange rate contracts	$(40)	$40	$—	$—
Interest rate contracts	(18)	18	—	—
	$(58)	$58	$—	$—
Total	$336	$—	$(30)	$306
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of interest-bearing investments, forward exchange derivative contracts, and trade accounts receivable.
The Company maintains cash and cash equivalents, investments, and certain other financial instruments (including currency exchange rate and interest rate derivative contracts) with various major financial institutions. The Company performs periodic evaluations of the relative credit standings of these financial institutions and limits the amount of credit exposure with any one institution. In addition, the Company has collateral credit agreements with its primary derivatives counterparties. Under these agreements, either party is required to post eligible collateral when the market value of transactions covered by the agreement exceeds specific thresholds, thus limiting credit exposure for both parties. As of April 25, 2014, no collateral was posted by either the Company or its counterparties. As of April 26, 2013, the Company received cash collateral of $30 million from its counterparties. The collateral received was recorded in cash and cash equivalents, with the offset recorded as an increase in other accrued expenses on the consolidated balance sheets.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

Global concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. However, a significant amount of trade receivables are with hospitals that are dependent upon governmental health care systems in many countries. The current economic conditions in many countries outside the U.S. (particularly the economic challenges faced by Italy, Spain, Portugal, and Greece), may continue to increase the average length of time it takes the Company to collect on its outstanding trade receivables in these countries as certain payment patterns have been impacted. As of April 25, 2014 and April 26, 2013, the Company’s aggregate accounts receivable balance for Italy, Spain, Portugal, and Greece, net of the allowance for doubtful accounts, was $628 million and $770 million, respectively. The Company continues to monitor the creditworthiness of customers located in these and other geographic areas. In the past, accounts receivable balances with certain customers in these countries have accumulated over time and were subsequently settled as large lump-sum payments. In the fourth quarter of fiscal year 2014, the Company received a $106 million payment in Spain. In the first quarter of fiscal year 2013, the Company received a $212 million payment in Spain. Although the Company does not currently foresee a significant credit risk associated with the outstanding accounts receivable, repayment is dependent upon the financial stability of the economies of these countries. For certain Greece distributors, collectability is not reasonably assured for revenue transactions and the Company defers revenue recognition until all revenue recognition criteria are met. As of April 25, 2014 and April 26, 2013, the Company's deferred revenue balance for certain Greece distributors was $15 million and $21 million, respectively. As of April 25, 2014 and April 26, 2013, no one customer represented more than 10% of the Company’s outstanding accounts receivable.
10. Interest Expense, Net
Interest income and interest expense for fiscal years 2014, 2013, and 2012 are as follows:

	Fiscal Year
(in millions)	2014	2013	2012
Interest income	$(271)	$(237)	$(200)
Interest expense	379	388	349
Interest expense, net	$108	$151	$149
Interest income includes interest earned on the Company’s cash, cash equivalents and investments, the net realized and unrealized gain or loss on trading securities, ineffectiveness on interest rate derivative instruments, and the net realized gain or loss on the sale or impairment of available-for-sale debt securities. See Note 5 for further discussion of these items.
Interest expense includes the expense associated with the interest on the Company’s outstanding borrowings, including short- and long-term instruments, ineffectiveness on interest rate derivative instruments, amortization of terminated interest rate swap agreements, and the amortization of debt issuance costs and debt discounts.
11. Shareholders’ Equity
Shares are repurchased from time to time to support the Company’s stock-based compensation programs and to return capital to shareholders. In June 2013 and June 2011, the Company’s Board of Directors authorized the repurchase of 80 million and 75 million shares of the Company’s common stock, respectively. During fiscal years 2014 and 2013, the Company repurchased approximately 47.8 million and 31.2 million shares at an average price of $53.37 and $39.97, respectively. As of April 25, 2014, the Company had used the entire amount authorized under the June 2011 repurchase program and 20.6 million of the 80 million shares authorized under the June 2013 repurchase program, leaving 59.4 million shares available for future repurchases. The Company accounts for repurchases of common stock using the par value method and shares repurchased are canceled.
12. Stock Purchase and Award Plans
The Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.
In fiscal year 2014, the Company granted stock awards under the Medtronic, Inc. 2013 Stock Award and Incentive Plan (2013 Plan) and the Medtronic, Inc. 2008 Stock Award and Incentive Plan (2008 Plan). The 2013 Plan was approved by the Company's shareholders in August 2013. The 2008 Plan was approved by the Company’s shareholders in August 2008 and amended by shareholders in August 2009. The 2013 and 2008 Plans provide for the grant of non-qualified and incentive stock options, stock

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

appreciation rights, restricted stock, restricted stock units, performance awards, and other stock and cash-based awards. Upon adoption of the 2013 Plan, the Company no longer grants awards from any prior plan. As of April 25, 2014, there were approximately 70 million shares available for future grants under the 2013 Plan.
Stock Options Stock option awards are granted at the exercise price equal to the closing price of the Company’s common stock on the grant date. The majority of the Company’s stock option awards are non-qualified stock options with a 10-year life and a 4-year ratable vesting term. In fiscal year 2014, the Company granted stock options under the 2013 Plan and the 2008 Plan.
Restricted Stock Awards Restricted stock and restricted stock units (collectively referred to as restricted stock awards) are granted to officers and key employees. Restricted stock awards are subject to forfeiture if employment terminates prior to the lapse of the restrictions. The Company grants restricted stock awards that typically cliff vest after four years. Restricted stock awards are expensed over the vesting period. The Company also grants shares of performance-based restricted stock awards that typically cliff vest after three years only if the Company has also achieved certain performance objectives. Performance awards are expensed over the performance period based on the probability of achieving the performance objectives. Shares of restricted stock are considered issued and outstanding shares of the Company at the grant date and have the same dividend and voting rights as other shares of common stock. Restricted stock units are not considered issued or outstanding common stock of the Company. Dividend equivalent units are accumulated on restricted stock units during the vesting period. In fiscal year 2014, the Company granted restricted stock units under the 2013 Plan and the 2008 Plan. As of April 25, 2014, all restricted stock awards outstanding were restricted stock units.
Employees Stock Purchase Plan The Medtronic, Inc. 2005 Employees Stock Purchase Plan (ESPP) allows participating employees to purchase shares of the Company’s common stock at a discount through payroll deductions. Employees can contribute up to the lesser of 10 percent of their wages or the statutory limit under the U.S. Internal Revenue Code toward the purchase of the Company’s common stock at 85 percent of its market value at the end of the calendar quarter purchase period. Employees purchased 2 million shares at an average price of $47.32 per share in the fiscal year ended April 25, 2014. As of April 25, 2014, plan participants have had approximately $6 million withheld to purchase Company common stock at 85 percent of its market value on June 30, 2014, the last trading day before the end of the calendar quarter purchase period. At April 25, 2014, approximately 6 million shares of common stock were available for future purchase under the ESPP.
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

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model:

	Fiscal Year
	2014	2013	2012
Weighted average fair value of options granted	$12.00	$7.42	$6.88
Assumptions used:
Expected life (years)(a)	6.40	6.50	6.40
Risk-free interest rate(b)	1.88%	0.94%	1.82%
Volatility(c)	25.20%	26.22%	25.97%
Dividend yield(d)	2.02%	2.64%	2.78%

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
The following table presents the components and classification of stock-based compensation expense, for stock options, restricted stock awards, and ESPP shares recognized for fiscal years 2014, 2013, and 2012:

	Fiscal Year
(in millions)	2014	2013	2012
Stock options	$34	$44	$60
Restricted stock awards	98	96	86
Employees stock purchase plan	13	12	13
Physio-Control award acceleration	—	—	2
Total stock-based compensation expense	$145	$152	$161
Cost of products sold	$14	$12	$12
Research and development expense	27	31	29
Selling, general, and administrative expense	104	109	118
Physio-Control divestiture-related costs	—	—	2
Total stock-based compensation expense	145	152	161
Income tax benefits	(40)	(43)	(45)
Total stock-based compensation expense, net of tax	$105	$109	$116

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

Stock Options The following table summarizes all stock option activity, including activity from options assumed or issued as a result of acquisitions, during fiscal years 2014, 2013, and 2012:

	Fiscal Year
	2014		2013		2012
	Options (in thousands)	Wtd. Avg. Exercise Price	Options (in thousands)	Wtd. Avg. Exercise Price	Options (in thousands)	Wtd. Avg. Exercise Price
Beginning balance	62,020	$44.98	74,590	$44.80	84,652	$45.23
Granted	2,983	55.36	4,437	39.54	4,634	34.93
Exercised	(27,527)	46.26	(6,096)	37.73	(1,218)	34.95
Canceled	(1,899)	46.44	(10,911)	45.57	(13,478)	44.98
Outstanding at year-end	35,577	$44.78	62,020	$44.98	74,590	$44.80
Exercisable at year-end	26,997	$45.22	50,908	$46.65	60,833	$46.73
For options outstanding and exercisable at April 25, 2014, the weighted average remaining contractual life was 4.53 years and 3.39 years, respectively. The total intrinsic value, calculated as the closing stock price at year-end less the option exercise price, of options exercised during fiscal years 2014, 2013, and 2012 was $249 million, $39 million, and $5 million, respectively. For options outstanding and exercisable at April 25, 2014, the total intrinsic value of in-the-money options was $477 million and $351 million, respectively. The Company issues new shares when stock option awards are exercised. Cash received from the exercise of stock options for the fiscal year ended April 25, 2014 was $1.273 billion. The Company’s tax benefit related to the exercise of stock options for fiscal year 2014 was $78 million. Unrecognized compensation expense related to outstanding stock options as of April 25, 2014 was $40 million and is expected to be recognized over a weighted average period of 2.5 years and will be adjusted for any future changes in estimated forfeitures.
Restricted Stock Awards The following table summarizes restricted stock award activity during fiscal years 2014, 2013, and 2012:

	Fiscal Year
	2014		2013		2012
	Awards (in thousands)	Wtd. Avg. Grant Price	Awards (in thousands)	Wtd. Avg. Grant Price	Awards (in thousands)	Wtd. Avg. Grant Price
Nonvested, beginning balance	10,058	$38.97	9,980	$37.80	9,207	$40.42
Granted	2,519	55.62	3,135	39.53	3,785	35.60
Vested	(2,210)	35.76	(2,445)	35.58	(2,194)	44.74
Forfeited	(809)	39.41	(612)	36.34	(818)	38.46
Nonvested at year-end	9,558	$44.06	10,058	$38.97	9,980	$37.80
Unrecognized compensation expense related to restricted stock awards as of April 25, 2014 was $170 million and is expected to be recognized over a weighted average period of 3.4 years and will be adjusted for any future changes in estimated forfeitures.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

13. Income Taxes
The provision for income taxes is based on earnings before income taxes reported for financial statement purposes. The components of earnings from continuing operations before income taxes, based on tax jurisdiction, are as follows:

	Fiscal Year
(in millions)	2014	2013	2012
U.S.	$1,690	$1,806	$1,620
International	2,015	2,445	2,525
Earnings from continuing operations before income taxes	$3,705	$4,251	$4,145
The provision for income taxes from continuing operations consists of the following:

	Fiscal Year
(in millions)	2014	2013	2012
Current tax expense:
U.S.	$532	$509	$664
International	248	219	231
Total current tax expense	780	728	895
Deferred tax expense (benefit):
U.S.	(175)	46	(138)
International	35	10	(27)
Net deferred tax expense (benefit)	(140)	56	(165)
Total provision for income taxes	$640	$784	$730

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

Deferred taxes arise because of the different treatment of transactions for financial statement accounting and income tax accounting, known as “temporary differences.” The Company records the tax effect of these temporary differences as “deferred tax assets” and “deferred tax liabilities.” Deferred tax assets generally represent items that can be used as a tax deduction or credit in a tax return in future years for which the Company has already recorded the tax benefit in the consolidated statements of earnings. The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The Company has established valuation allowances for federal, state, and foreign net operating losses, credit carryforwards, capital loss carryforwards, and deferred tax assets which are capital in nature of $397 million and $313 million at April 25, 2014 and April 26, 2013, respectively. These carryover attributes expire at various points in time, from within a year to no expiration date. These valuation allowances would result in a reduction to the provision for income taxes in the consolidated statements of earnings, if they are ultimately not required. Deferred tax liabilities generally represent tax expense recognized in the consolidated financial statements for which payment has been deferred or expense has already been taken as a deduction on the Company’s tax return but has not yet been recognized as an expense in the consolidated statements of earnings. Tax assets (liabilities), shown before jurisdictional netting of deferred tax assets (liabilities), are comprised of the following:

(in millions)	April 25, 2014	April 26, 2013
Deferred tax assets:
Net operating loss, capital loss, and credit carryforwards	$487	$423
Other accrued liabilities	205	140
Accrued compensation	201	98
Pension and post-retirement benefits	194	239
Stock-based compensation	171	223
Other	142	200
Inventory	118	121
Federal and state benefit on uncertain tax positions	79	57
Unrealized loss on available-for-sale securities and derivative financial instruments	29	—
Gross deferred tax assets	1,626	1,501
Valuation allowance	(397)	(313)
Total deferred tax assets	1,229	1,188
Deferred tax liabilities:
Intangible assets	(652)	(712)
Basis impairment	(225)	(214)
Realized loss on derivative financial instruments	(110)	(110)
Other	(24)	(29)
Accumulated depreciation	(20)	(56)
Unrealized gain on available-for-sale securities and derivative financial instruments	—	(87)
Total deferred tax liabilities	(1,031)	(1,208)
Prepaid income taxes	320	321
Income tax receivables	113	114
Tax assets, net	$631	$415
Reported as (after valuation allowance and jurisdictional netting):
Tax assets	$736	$539
Long-term tax assets	300	232
Deferred tax liabilities	(19)	(16)
Long-term deferred tax liabilities	(386)	(340)
Tax assets, net	$631	$415

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company’s effective income tax rate from continuing operations varied from the U.S. federal statutory tax rate as follows:

	Fiscal Year
	2014	2013	2012
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
U.S. state taxes, net of federal tax benefit	0.6	0.5	0.9
Research and development credit	(0.5)	(1.1)	(0.6)
Domestic production activities	(0.4)	(0.3)	(0.5)
International	(17.7)	(16.7)	(16.9)
Puerto Rico Excise Tax	(1.6)	(1.3)	(1.4)
Impact of restructuring charges, net, certain litigation charges, net, and acquisition-related items	5.6	2.0	0.3
Reversal of excess tax accruals	(1.9)	—	(0.8)
Valuation allowance release	—	(0.2)	(0.8)
Other, net	(1.8)	0.5	2.4
Effective tax rate	17.3%	18.4%	17.6%
In fiscal year 2014, the Company recorded a $71 million net tax benefit associated with the reversal of excess tax accruals. This net tax benefit included $63 million related to the settlement of certain issues reached with the U.S. Internal Revenue Service (IRS) involving the review of the Company’s fiscal years 2009 through 2011 domestic income tax returns and the remaining amount related to the resolution of various state and foreign audit proceedings covering multiple years and issues. The $71 million net tax benefit was recorded in the provision for income taxes in the consolidated statement of earnings for fiscal year 2014.
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
The Company has not provided U.S. income taxes on approximately $20.529 billion, $18.123 billion, and $16.033 billion of undistributed earnings, net, from non-U.S. subsidiaries as of April 25, 2014, April 26, 2013, and April 27, 2012, respectively. These earnings are indefinitely reinvested outside the U.S. and are available for use by the Company's non-U.S. operations. The Company continues to be focused on goals to grow its business through increased globalization of the Company. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.
Currently, the Company’s operations in Puerto Rico, Switzerland, and Singapore have various tax incentive grants. The tax reductions as compared to the local statutory rate favorably impacted earnings per diluted share by $0.42 in fiscal year 2014, $0.42 in fiscal year 2013, and $0.43 in fiscal year 2012. Unless these grants are extended, they will expire between fiscal years 2015 and 2027. The Company’s historical practice has been to renew, extend, or obtain new tax incentive grants upon expiration of existing tax incentive grants. If the Company is not able to renew, extend, or obtain new tax incentive grants, the expiration of existing tax incentive grants could have a material impact on the Company’s financial results in future periods. The expiration of a tax incentive grant in fiscal year 2015 is not expected to have a material impact on the provision for income taxes in the consolidated statements of earnings in future years.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company had $1.172 billion, $1.068 billion, and $917 million of gross unrecognized tax benefits as of April 25, 2014, April 26, 2013, and April 27, 2012, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal years 2014, 2013, and 2012 is as follows:

	Fiscal Year
(in millions)	2014	2013	2012
Gross unrecognized tax benefits at beginning of fiscal year	$1,068	$917	$769
Gross increases:
Prior year tax positions	64	12	47
Current year tax positions	166	169	171
Gross decreases:
Prior year tax positions	(58)	(21)	(53)
Settlements	(66)	(6)	(4)
Statute of limitation lapses	(2)	(3)	(13)
Gross unrecognized tax benefits at end of fiscal year	$1,172	$1,068	$917
If all of the Company’s unrecognized tax benefits as of April 25, 2014, April 26, 2013, and April 27, 2012 were recognized, $1.104 billion, $1.028 billion, and $858 million would impact the Company’s effective tax rate, respectively. Although the Company believes that it has adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on the Company’s effective tax rate in future periods. The Company has recorded the gross unrecognized tax benefits as a long-term liability, as it does not expect significant payments to occur or the total amount of unrecognized tax benefits to change significantly over the next 12 months.
The Company recognizes interest and penalties related to income tax matters in the provision for income taxes in the consolidated statements of earnings and records the liability in the current or long-term accrued income taxes in the consolidated balance sheets, as appropriate. The Company had $141 million, $88 million, and $120 million of accrued gross interest and penalties as of April 25, 2014, April 26, 2013, and April 27, 2012, respectively. During the fiscal years ended April 25, 2014, April 26, 2013, and April 27, 2012, the Company recognized gross interest expense of approximately $36 million, $33 million, and $32 million in the provision for income taxes in the consolidated statements of earnings, respectively.
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
In October 2011, the IRS issued its audit report for fiscal years 2007 and 2008. The Company reached agreement with the IRS on some but not all matters related to these fiscal years. The significant issues that remain unresolved relate to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, and proposed adjustments associated with the tax effects of the Company's acquisition of Kyphon Inc. (Kyphon). Associated with the Kyphon acquisition, Medtronic entered into an intercompany transaction whereby the Kyphon U.S. tangible assets were sold to another wholly-owned Medtronic subsidiary in a taxable transaction. The IRS has disagreed with the Company's valuation of these assets and proposed that all U.S. goodwill, the value of the ongoing business, and the value of the workforce in place related to the Kyphon acquisition be included in the tangible asset sale. The Company disagrees that these items were sold, as well as with the IRS valuation of these items. The IRS continues to evaluate the overall transaction that Medtronic entered into and because a foreign subsidiary acquired part of Kyphon

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

directly from the Kyphon shareholders, the IRS has argued that a deemed taxable event occurred. The Company disagrees with the IRS and is currently attempting to resolve these matters at the IRS Appellate level and will proceed through litigation, if necessary.
In April 2014, the IRS issued its audit report for fiscal years 2009, 2010, and 2011. The Company reached agreement with the IRS on some but not all matters related to these fiscal years. The significant issues that remain unresolved relate to the allocation of income between Medtronic, Inc. and its wholly-owned subsidiary operating in Puerto Rico, and proposed adjustments associated with the tax effects of its acquisition structures for Ardian, CoreValve, Inc., and Ablation Frontiers, Inc. The IRS’s positions are similar to those presented in the Kyphon proposed adjustments. The Company disagrees with the IRS and will attempt to resolve these matters at the IRS Appellate level, however, it will proceed through litigation, if necessary.
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
14. Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans (post-retirement benefits), defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The expense related to these plans was $419 million, $419 million, and $319 million in fiscal years 2014, 2013, and 2012, respectively.
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
As of April 25, 2014 and April 26, 2013, the net underfunded status of the Company’s benefit plans was $488 million and $584 million, respectively.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

The change in benefit obligation and funded status of the Company’s employee retirement plans are as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Fiscal Year		Fiscal Year		Fiscal Year
(in millions)	2014	2013	2014	2013	2014	2013
Accumulated benefit obligation at end of year:	$1,996	$1,924	$871	$689	$327	$302
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$2,154	$1,877	$811	$717	$302	$339
Service cost	107	104	54	43	19	19
Interest cost	97	94	29	27	14	15
Employee contributions	—	—	16	15	9	9
Plan amendments	—	—	—	(8)	—	—
Plan curtailments	—	—	(2)	—	—	—
Actuarial (gain) loss	(104)	151	88	65	1	(62)
Benefits paid	(51)	(72)	(27)	(25)	(19)	(19)
Medicare Part D reimbursements	—	—	—	—	1	1
Foreign currency exchange rate changes	—	—	62	(23)	—	—
Projected benefit obligation at end of year	$2,203	$2,154	$1,031	$811	$327	$302
Change in plan assets:
Fair value of plan assets at beginning of year	$1,717	$1,470	$733	$638	$233	$204
Actual return on plan assets	163	129	61	69	24	19
Employer contributions	88	190	48	49	20	20
Employee contributions	—	—	16	15	9	9
Benefits paid	(51)	(72)	(27)	(25)	(19)	(19)
Foreign currency exchange rate changes	—	—	58	(13)	—	—
Fair value of plan assets at end of year	$1,917	$1,717	$889	$733	$267	$233
Funded status at end of year:
Fair value of plan assets	$1,917	$1,717	$889	$733	$267	$233
Benefit obligations	2,203	2,154	1,031	811	327	302
Underfunded status of the plans	$(286)	$(437)	$(142)	$(78)	$(60)	$(69)
Recognized liability	$(286)	$(437)	$(142)	$(78)	$(60)	$(69)
Amounts recognized on the consolidated balance sheets consist of:
Non-current assets	$—	$—	$17	$19	$—	$—
Current liabilities	(10)	(9)	(4)	(4)	(1)	(1)
Non-current liabilities	(276)	(428)	(155)	(93)	(59)	(68)
Recognized liability	$(286)	$(437)	$(142)	$(78)	$(60)	$(69)
Amounts recognized in accumulated other comprehensive (loss) income:
Prior service cost (benefit)	$4	$5	$(2)	$(1)	$(3)	$(3)
Net actuarial loss	837	1,048	254	190	39	43
Ending balance	$841	$1,053	$252	$189	$36	$40

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

In certain countries outside the U.S., fully funding pension plans is not a common practice, as funding provides no income tax benefit. Consequently, certain pension plans were partially funded as of April 25, 2014 and April 26, 2013. U.S. and non-U.S. plans with accumulated benefit obligations in excess of plan assets consist of the following:

	Fiscal Year
(in millions)	2014	2013
Accumulated benefit obligation	$2,426	$2,003
Projected benefit obligation	2,703	2,243
Plan assets at fair value	2,268	1,740
Plans with projected benefit obligations in excess of plan assets consist of the following:

	Fiscal Year
(in millions)	2014	2013
Projected benefit obligation	$2,864	$2,637
Plan assets at fair value	2,419	2,104
The net periodic benefit cost of the plans include the following components:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Post-Retirement Benefits
	Fiscal Year			Fiscal Year			Fiscal Year
(in millions)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service cost	$107	$104	$92	$54	$43	$42	$19	$19	$19
Interest cost	97	94	87	29	27	29	14	15	17
Expected return on plan assets	(141)	(128)	(121)	(35)	(33)	(36)	(19)	(17)	(16)
Amortization of prior service cost (credit)	1	(1)	(1)	1	1	1	—	—	—
Amortization of net actuarial loss	85	71	45	11	8	4	1	3	3
Net periodic benefit cost	$149	$140	$102	$60	$46	$40	$15	$20	$23
The other changes in plan assets and projected benefit obligations recognized in accumulated other comprehensive loss for fiscal year 2014 are as follows:

(in millions)	U.S. Pension Benefits	Non-U.S. Pension Benefits	Post- Retirement Benefits
Net actuarial (gain) loss	$(126)	$61	$(3)
Amortization of prior service cost	(1)	(1)	—
Amortization of net actuarial gain	(85)	(11)	(1)
Effect of exchange rates	—	14	—
Total recognized in accumulated other comprehensive loss	$(212)	$63	$(4)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$(63)	$124	$11
The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost, before tax, in fiscal year 2015 are as follows:

(in millions)	U.S. Pension Benefits	Non-U.S. Pension Benefits	Post- Retirement Benefits
Amortization of net actuarial loss	$65	$13	$—
	$65	$13	$—

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

The actuarial assumptions are as follows:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Post-Retirement Benefits
	Fiscal Year			Fiscal Year			Fiscal Year
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Weighted average assumptions – projected benefit obligation:
Discount rate	4.75%	4.55%	5.05%	3.32%	3.52%	3.98%	4.75%	4.55%	5.05%
Rate of compensation increase	3.90%	3.90%	3.80%	2.80%	2.78%	2.85%	N/A	N/A	N/A
Initial health care cost trend rate pre-65	N/A	N/A	N/A	N/A	N/A	N/A	7.50%	7.75%	7.50%
Initial health care cost trend rate post-65	N/A	N/A	N/A	N/A	N/A	N/A	6.75%	7.00%	7.25%
Weighted average assumptions – net periodic benefit cost:
Discount rate	4.55%	5.05%	5.80%	3.52%	3.98%	4.75%	4.55%	5.05%	5.80%
Expected return on plan assets	8.25%	8.25%	8.25%	4.76%	5.19%	5.82%	8.25%	8.25%	8.25%
Rate of compensation increase	3.90%	3.80%	3.80%	2.78%	2.85%	2.97%	N/A	N/A	N/A
Initial health care cost trend rate pre-65	N/A	N/A	N/A	N/A	N/A	N/A	7.75%	7.50%	7.75%
Initial health care cost trend rate post-65	N/A	N/A	N/A	N/A	N/A	N/A	7.00%	7.25%	7.50%
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
The Plan did not hold any investments in the Company’s common stock as of April 25, 2014 or April 26, 2013.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company’s pension plan target allocations at April 25, 2014 and April 26, 2013, by asset category, are as follows:

U.S. Plans
	Target Allocation
	2014	2013
Asset Category
Equity securities	50%	50%
Debt securities	20	20
Other	30	30
Total	100%	100%

Non-U.S. Plans
	Target Allocation
	2014	2013
Asset Category
Equity securities	41%	40%
Debt securities	22	22
Other	37	38
Total	100%	100%
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
Partnership Units: Valued based on the year-end net asset values of the underlying partnerships. The net asset values of the partnerships are based on the fair values of the underlying investments of the partnerships. Quoted market prices are used to value the underlying investments of the partnerships, where the partnerships consist of the investment pools which invest primarily in common stocks. Partnership units include partnerships, private equity investments, and real asset investments. Partnerships primarily include long/short equity and absolute return strategies. These investments can be redeemed monthly with notice periods ranging from 45 to 95 days. As of April 25, 2014, there are two absolute return strategy funds totaling $5 million that are in the process of liquidation. The Company expects to receive the majority of the proceeds over the next five years. Private equity investments consist of common stock and debt instruments of private companies. For private equity funds, the sum of the unfunded commitments as of April 25, 2014 is $64 million and the estimated liquidation period of these funds is expected to be one to 15 years. Real asset investments consist of commodities, derivatives, Real Estate Investment Trusts, and illiquid real estate holdings. These investments have redemption and liquidation periods ranging from 30 days to 10 years. If a quoted market price is not available for a partnership investment, other valuation procedures are utilized to arrive at fair value.

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
The methods described above may produce fair values that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
There were no transfers between Level 1, Level 2, or Level 3 during fiscal years 2014, 2013, or 2012.
The following tables provide information by level for the retirement benefit plan assets that are measured at fair value, as defined by U.S. GAAP. See Note 6 for discussion of the fair value measurement terms of Levels 1, 2, and 3.
U.S. Pension Benefits

	Fair Value as of
		Fair Value Measurements Using Inputs Considered as
(in millions)	April 25, 2014	Level 1	Level 2	Level 3
Short-term investments	$157	$157	$—	$—
U.S. government securities	158	108	50	—
Corporate debt securities	60	—	59	1
Other common stock	125	125	—	—
Equity mutual funds/commingled trusts	578	—	293	285
Fixed income mutual funds	166	—	166	—
Partnership units	673	—	—	673
	$1,917	$390	$568	$959

	Fair Value as of	Fair Value Measurements Using Inputs Considered as
(in millions)	April 26, 2013	Level 1	Level 2	Level 3
Short-term investments	$195	$195	$—	$—
U.S. government securities	172	145	27	—
Corporate debt securities	62	—	61	1
Other common stock	216	216	—	—
Equity mutual funds/commingled trusts	377	—	150	227
Fixed income mutual funds	72	—	72	—
Partnership units	623	—	—	623
	$1,717	$556	$310	$851

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables provide a reconciliation of the beginning and ending balances of U.S. pension benefit assets measured at fair value that used significant unobservable inputs (Level 3):

(in millions)	Total Level 3 Investments	Corporate Debt Securities	Commingled Trusts	Partnership Units
Balance as of April 26, 2013	$851	$1	$227	$623
Total realized gains (losses) included in earnings	23	—	—	23
Total unrealized gains (losses) included in accumulated other comprehensive loss	86	—	58	28
Purchases and sales, net	(1)	—	—	(1)
Balance as of April 25, 2014	$959	$1	$285	$673

(in millions)	Total Level 3 Investments	Corporate Debt Securities	Commingled Trusts	Partnership Units
Balance as of April 27, 2012	$752	$1	$193	$558
Total realized gains (losses) included in earnings	8	—	—	8
Total unrealized gains (losses) included in accumulated other comprehensive loss	62	—	34	28
Purchases and sales, net	29	—	—	29
Balance as of April 26, 2013	$851	$1	$227	$623

Non-U.S. Pension Benefits

	Fair Value as of	Fair Value Measurements Using Inputs Considered as
(in millions)	April 25, 2014	Level 1	Level 2	Level 3
Registered investment companies	$868	$—	$868	$—
Insurance contracts	11	—	—	11
Partnership units	10	—	—	10
	$889	$—	$868	$21

	Fair Value as of	Fair Value Measurements Using Inputs Considered as
(in millions)	April 26, 2013	Level 1	Level 2	Level 3
Registered investment companies	$715	$—	$715	$—
Insurance contracts	10	—	—	10
Partnership units	8	—	—	8
	$733	$—	$715	$18

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables provide a reconciliation of the beginning and ending balances of non-U.S. pension benefit assets measured at fair value that used significant unobservable inputs (Level 3):

(in millions)	Total Level 3 Investments	Insurance Contracts	Partnership Units
Balance as of April 26, 2013	$18	$10	$8
Total unrealized gains (losses) included in accumulated other comprehensive loss	1	—	1
Purchases and sales, net	1	—	1
Foreign currency exchange	1	1	—
Balance as of April 25, 2014	$21	$11	$10

(in millions)	Total Level 3 Investments	Insurance Contracts	Partnership Units
Balance as of April 27, 2012	$16	$9	$7
Total unrealized gains (losses) included in accumulated other comprehensive loss	1	—	1
Purchases and sales, net	1	1	—
Balance as of April 26, 2013	$18	$10	$8

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

Post-Retirement Benefits

	Fair Value as of	Fair Value Measurements Using Inputs Considered as
(in millions)	April 25, 2014	Level 1	Level 2	Level 3
Short-term investments	$22	$22	$—	$—
U.S. government securities	23	16	7	—
Corporate debt securities	9	—	9	—
Other common stock	18	18	—	—
Equity mutual funds/commingled trusts	83	—	42	41
Fixed income mutual funds	24	—	24	—
Partnership units	97	—	—	97
Total	$276	$56	$82	$138
Other items to reconcile to fair value of plan assets	(9)
	$267
	Fair Value as of	Fair Value Measurements Using Inputs Considered as
(in millions)	April 26, 2013	Level 1	Level 2	Level 3
Short-term investments	$28	$28	$—	$—
U.S. government securities	24	20	4	—
Corporate debt securities	9	—	9	—
Other common stock	31	31	—	—
Equity mutual funds/commingled trusts	53	—	21	32
Fixed income mutual funds	10	—	10	—
Partnership units	88	—	—	88
Total	$243	$79	$44	$120
Other items to reconcile to fair value of plan assets	(10)
	$233
The following tables provide a reconciliation of the beginning and ending balances of post-retirement benefit assets measured at fair value that used significant unobservable inputs (Level 3):

(in millions)	Total Level 3 Investments	Commingled Trusts	Partnership Units
Balance as of April 26, 2013	$120	$32	$88
Total realized gains (losses) included in earnings	4	—	4
Total unrealized gains (losses) included in accumulated other comprehensive loss	13	9	4
Purchases and sales, net	1	—	1
Balance as of April 25, 2014	$138	$41	$97

(in millions)	Total Level 3 Investments	Commingled Trusts	Partnership Units
Balance as of April 27, 2012	$108	$28	$80
Total realized gains (losses) included in earnings	5	4	1
Total unrealized gains (losses) included in accumulated other comprehensive loss	4	—	4
Purchases and sales, net	3	—	3
Balance as of April 26, 2013	$120	$32	$88

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

Retirement Benefit Plan Funding It is the Company’s policy to fund retirement costs within the limits of allowable tax deductions. During fiscal year 2014, the Company made discretionary contributions of approximately $88 million to the U.S. pension plan and approximately $20 million to fund post-retirement benefits. Internationally, the Company contributed approximately $48 million for pension benefits during fiscal year 2014. During fiscal year 2015, the Company anticipates that its contribution for pension benefits and post-retirement benefits will be less than those contributions made during fiscal year 2014. Based on the guidelines under the U.S. Employee Retirement Income Security Act of 1974 and the various guidelines which govern the plans outside the U.S., the majority of anticipated fiscal year 2015 contributions will be discretionary. The Company believes that, along with pension assets, the returns on invested pension assets, and Company contributions, the Company will be able to meet its pension and other post-retirement obligations in the future.
Retiree benefit payments, which reflect expected future service, are anticipated to be paid as follows:

(in millions)	U.S. Pension Benefits	Non-U.S. Pension Benefits	Post-Retirement Benefits
Fiscal Year	Gross Payments	Gross Payments	Gross Payments	Gross Medicare Part D Receipts
2015	$59	$36	$12	$—
2016	69	30	14	—
2017	78	31	16	—
2018	88	33	18	—
2019	98	32	20	—
2020 – 2024	659	187	137	—
Total	$1,051	$349	$217	$—
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

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

The initial health care cost trend rates for post-retirement benefit plans was 7.50 percent for pre-65 and 6.75 percent for post-65 at April 25, 2014. Based on actuarial data, the trend rates are expected to decline to 5.0 percent over a five-year period. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(in millions)	One-Percentage- Point Increase	One-Percentage- Point Decrease
Effect on post-retirement benefit cost	$1	$(1)
Effect on post-retirement benefit obligation	11	(9)
Defined Contribution Savings Plans The Company has defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Company contributions to the plans are based on employee contributions and Company performance and since fiscal year 2006, the entire match has been made in cash. Expense under these plans was $145 million, $163 million, and $106 million in fiscal years 2014, 2013, and 2012, respectively.
Effective May 1, 2005, the Company froze participation in the existing defined benefit pension plan in the U.S. and implemented two new plans including an additional defined benefit pension plan and a new defined contribution pension plan, respectively: the Personal Pension Account (PPA) and the Personal Investment Account (PIA). Employees in the U.S. hired on or after May 1, 2005 have the option to participate in either the PPA or the PIA. Participants in the PPA receive an annual allocation of their salary and bonus on which they will receive an annual guaranteed rate of return which is based on the ten-year Treasury bond rate. Participants in the PIA also receive an annual allocation of their salary and bonus; however, they are allowed to determine how to invest their funds among identified fund alternatives. The cost associated with the PPA is included in U.S. Pension Benefits in the tables presented earlier. The defined contribution cost associated with the PIA was approximately $50 million, $50 million, and $48 million in fiscal years 2014, 2013, and 2012, respectively.
15. Leases
The Company leases office, manufacturing, and research facilities and warehouses, as well as transportation, data processing, and other equipment under capital and operating leases. A substantial number of these leases contain options that allow the Company to renew at the fair rental value on the date of renewal.
Future minimum payments under capitalized leases and non-cancelable operating leases at April 25, 2014 are:

(in millions) Fiscal Year	Capitalized Leases	Operating Leases
2015	$18	$112
2016	17	77
2017	34	45
2018	22	21
2019	22	13
Thereafter	64	23
Total minimum lease payments	$177	$291
Less amounts representing interest	(24)	N/A
Present value of net minimum lease payments	$153	N/A
Rent expense for all operating leases, including discontinued operations in prior years, was $150 million, $140 million, and $153 million in fiscal years 2014, 2013, and 2012, respectively.
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
16. Accumulated Other Comprehensive Loss
In the first quarter of fiscal year 2014, the Company prospectively adopted guidance issued by the FASB that requires additional disclosure related to the impact of reclassification adjustments out of AOCI on net income. Changes in AOCI by component are as follows:

(in millions)	Unrealized Gain (Loss) on Available-for-Sale Securities		Cumulative Translation Adjustments (a)	Net Change in Retirement Obligations		Unrealized Gain (Loss) on Derivatives		Total Accumulated Other Comprehensive Loss
Balance as of April 26, 2013, net of tax	$97		$205	$(852)		$58		$(492)
Other comprehensive (loss) income before reclassifications, before tax	(89)		13	60		(120)		(136)
Tax benefit (expense)	32		—	(37)		44		39
Other comprehensive (loss) income before reclassifications, net of tax	(57)		13	23		(76)		(97)
Reclassifications, before tax	(72)		—	99		(42)		(15)
Tax benefit (expense)	26		—	(35)		16		7
Reclassifications, net of tax	(46)	(b)	—	64	(c)	(26)	(d)	(8)
Other comprehensive (loss) income, net of tax	(103)		13	87		(102)		(105)
Balance as of April 25, 2014, net of tax	$(6)		$218	$(765)		$(44)		$(597)
(a) Taxes are not provided on CTA as substantially all translation adjustments relate to earnings that are intended to be indefinitely reinvested outside the U.S.
(b) Represents net realized gains on sales of available-for-sale securities that were reclassified from AOCI to other expense, net (see Note 5).
(c) Includes net amortization of prior service costs and actuarial losses included in net periodic benefit cost (see Note 14).
(d) Relates to foreign currency cash flow hedges that were reclassified from AOCI to other expense, net or cost of products sold and forward starting interest rate derivative instruments that were reclassified from AOCI to interest expense, net (see Note 9).

17. Discontinued Operations
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

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

The following is a summary of the operating results of Physio-Control for discontinued operations for fiscal year 2012:

(in millions)	2012
Discontinued operations:
Net sales	$323
Earnings from operations of Physio-Control	$48
Physio-Control divestiture-related costs	(42)
Gain on sale of Physio-Control	218
Income tax expense	(22)
Earnings from discontinued operations	$202
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
18. Contingencies
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
Litigation with Edwards Lifesciences Corporation
On March 19, 2010, the U.S. District Court for the District of Delaware added Medtronic CoreValve LLC (CoreValve) as a party to litigation pending between Edwards and CoreValve, Inc. In the litigation, Edwards asserted that CoreValve’s transcatheter aortic valve replacement product infringed three U.S. “Andersen” patents owned by Edwards. Before trial, the court granted summary judgment to Medtronic as to two of the three patents. Following a trial, on April 1, 2010 a jury found that CoreValve willfully infringed a claim on the remaining “Andersen” patent and awarded total lost profit and royalty damages, as of that time, of $74 million. On November 13, 2012, the Court of Appeals for the Federal Circuit upheld the jury verdict and remanded to the District

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

Court to reconsider issuing an injunction. Medtronic petitioned for certiorari to the U.S. Supreme Court, but the petition was denied on October 7, 2013. Medtronic recorded an expense of $245 million related to probable and reasonably estimated damages for this matter in the second quarter of fiscal year 2013, of which $84 million was paid on February 28, 2013. On March 12, 2010, Edwards served a second lawsuit in the Delaware court upon CoreValve, Medtronic Vascular, and Medtronic, asserting that Medtronic's transcatheter aortic valve replacement product from CoreValve infringed three U.S. “Andersen” patents owned by Edwards, including two of the patents that were the subject of the first lawsuit.
On January 15, 2014, the Delaware court found that the CoreValve transcatheter aortic valve replacement product willfully infringed on a “Cribier” patent, with a jury award in the amount of $394 million.
Edwards has also brought actions in Europe alleging patent infringement. Edwards previously asserted that the CoreValve product infringed an “Andersen” patent in Germany and the United Kingdom, which is a counterpart to the U.S. “Andersen” patents. Courts in both countries found that the CoreValve product does not infringe the European “Andersen” patent and dismissed both cases. On August 30, 2012, Edwards commenced a proceeding in Mannheim, Germany, alleging that Medtronic's CoreValve transcatheter valve infringes three European patents and seeking injunctive and other relief. On June 14, 2013, the Mannheim court dismissed Edwards' case on the merits that Medtronic's CoreValve transcatheter valve infringes the “Cribier” patent. On July 12, 2013, the Mannheim court found that Medtronic's CoreValve transcatheter valve infringes the “Spenser” patent and issued an injunction against Medtronic's sale or use of the CoreValve product in Germany. Medtronic appealed the court's finding of infringement. On August 26, 2013, Edwards posted a 50 million Euro bond, as mandated by the court, to enforce the injunction. On November 14, 2013, the appeals court in Karlsruhe stayed the injunction based on the likelihood that the “Spenser” patent would be found to be invalid. On March 5, 2014, the European Patent Office (EPO) determined the “Spenser” patent was invalid. The Mannheim court stayed a third proceeding that had been scheduled for trial on December 20, 2013, involving a related “Cribier” patent, until EPO proceedings conclude regarding the validity of the first “Cribier” patent which was revoked by the Opposition Division of the EPO on December 17, 2013.
On May 19, 2014, Medtronic and Edwards agreed to settle all pending litigation, and the parties will dismiss with prejudice all claims in the pending matters. The settlement agreement provided for a one-time payment of $750 million from Medtronic to Edwards. The agreement also requires ongoing royalties for Medtronic sales of its CoreValve transcatheter valve with minimum annual payments of $40 million through April 9, 2022. As a result, Medtronic recognized a $589 million expense (net of existing accrual) in fiscal year 2014. The $750 million was paid on May 23, 2014. The parties also agreed to cross license the relevant patents in the litigations, and covenanted not to sue each other for eight years in the field of transcatheter valves and related accessories.
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
INFUSE Product Liability Litigation
As of the end of fiscal year 2014, plaintiffs filed approximately 750 lawsuits against the Company in the U.S. state and federal courts, reflecting approximately 1,200 individual personal injury claims from the INFUSE bone graft product. Certain law firms have advised the Company that they may bring a large number of similar claims against the Company in the future. The Company estimates those law firms represent approximately 3,600 additional unfiled claimants. The Company recorded an expense of $140 million in fiscal year 2014, related to probable and reasonably estimated damages in connection with these matters.
Other INFUSE Litigation
On June 5, 2014, Humana, Inc. filed a lawsuit for unspecified monetary damages in the U.S. District Court for the Western District of Tennessee, alleging that Medtronic violated federal racketeering (RICO) law and various state laws, by conspiring with physicians to promote unapproved uses of INFUSE. The Company has not recorded an expense related to damages in connection with this matter because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

Shareholder Related Matters
On March 12, 2012, Charlotte Kokocinski filed a shareholder derivative action against both the Company and certain of its current and former officers and members of the Board of Directors in the U.S. District Court for the District of Minnesota, setting forth certain allegations, including a claim that defendants violated various purported duties in connection with the INFUSE bone graft product and otherwise. On March 25, 2013, the Court dismissed the case without prejudice. In May 2012, Daniel Himmel and the Saratoga Advantage Trust commenced two other separate shareholder derivative actions in Hennepin County, Minnesota, District Court against the same defendants, making allegations similar to those in the Kokocinski case.
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
Mirowski
Medtronic is a licensee to the RE 38,119 patent ('119 Patent) and RE 38,897 patent ('897 Patent) owned by Mirowski Family Ventures, LLC (Mirowski) relating to the treatment of hemodynamic dysfunction. Medtronic and Mirowski dispute the application of the '119 and '897 Patents to certain Medtronic cardiac resynchronization products. On December 17, 2007, Medtronic filed an action in U.S. District Court for the District of Delaware seeking a declaration that none of its products infringe any valid claims of either the '119 or '897 Patents. If certain conditions are fulfilled, the '119 and/or '897 Patents are determined to be valid, and the Medtronic products are found to infringe the '119 and/or '897 Patents, Medtronic will be obligated to pay royalties to Mirowski based upon sales of certain cardiac resynchronization therapy-defibrillator (CRT-D) products. On March 30, 2011, the trial court entered a judgment of non-infringement in Medtronic's favor. On September 16, 2012, the Federal Circuit reversed and remanded the trial court's decision for a new trial, based on its holding that the trial court did not properly allocate the burden of proof in the initial proceedings. Medtronic's petition for certiorari to the U.S. Supreme Court was granted, and on January 22, 2014, the Supreme Court reversed the Federal Circuit's decision regarding the burden of proof. On March 11, 2014, the Federal Circuit affirmed the trial court's judgment of non-infringement. The Company has not recorded an expense pursuant to U.S. GAAP requirements in connection with this matter because any loss is not probable or reasonably estimable. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.
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
On September 16, 2009, the Company received a subpoena from the Office of Inspector General for the Department of Health and Human Services in the Eastern District of California requesting production of documents relating to the Company's cardiac rhythm medical devices, including revenue, sales, marketing, and promotional documents, documents relating to reimbursement communications to customers pertaining to the devices, documents relating to scientific studies and registries pertaining to the devices, and documents relating to payments or items of value provided to customers. The Company recorded an expense of $10 million in fiscal year 2014, related to probable and reasonably estimated damages. In May 2014, the Company settled this matter for $10 million and certain legal fees.
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

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

On December 3, 2013, the Company received a subpoena for records from the U.S. Attorney's Office for the District of Minnesota related to the same topic addressed in its letter of May 6, 2013, requesting information relating to the Company's compliance with the Trade Agreements Act. The Company is fully cooperating with this inquiry.
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
19. Quarterly Financial Data (unaudited)

(in millions, except per share data)		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Net Sales
	2014	$4,083	$4,194	$4,163	$4,566	$17,005
	2013	4,008	4,095	4,027	4,459	16,590
Gross Profit
	2014	$3,061	$3,104	$3,113	$3,395	$12,672
	2013	3,035	3,075	3,028	3,325	12,464
Net Earnings
	2014	$953	$902	$762	$448	$3,065
	2013	864	646	988	969	3,467
Basic Earnings per Share
	2014	$0.94	$0.90	$0.76	$0.45	3.06
	2013	0.84	0.63	0.98	0.96	3.40
Diluted Earnings per Share
	2014	$0.93	$0.89	$0.75	$0.44	3.02
	2013	0.83	0.63	0.97	0.95	3.37
The data in the schedule above has been intentionally rounded to the nearest million, and therefore, the quarterly amounts may not sum to the fiscal year-to-date amounts.
20. Segment and Geographic Information
The Company’s management evaluates performance and allocates resources based on profit and loss from operations before income taxes and interest expense, net, not including special charges, restructuring charges, net, certain litigation charges, net, acquisition-related items, and certain tax adjustments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1.
In the first quarter of fiscal year 2014, the Company amended the way in which management evaluates performance and allocates resources for the Diabetes business including separating the Diabetes business from the Restorative Therapies Group. As a result, the Company began to operate under three reportable segments and three operating segments with the Diabetes business operating as a separate group. Accordingly, the segment information for the prior years has been restated to present three reportable segments.
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

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. Net sales and earnings before income taxes by reportable segment are as follows:

	Fiscal Year
(in millions)	2014	2013	2012
Cardiac and Vascular Group	$8,847	$8,695	$8,482
Restorative Therapies Group	6,501	6,369	6,221
Diabetes Group	1,657	1,526	1,481
Total Net Sales	$17,005	$16,590	$16,184

	Fiscal Year
(in millions)	2014	2013	2012
Cardiac and Vascular Group	$2,982	$2,935	$2,772
Restorative Therapies Group	1,821	1,778	1,707
Diabetes Group	457	432	396
Total Reportable Segments’ Earnings Before Income Taxes	5,260	5,145	4,875
Special charges	(40)	—	—
Restructuring charges, net(a)	(88)	(182)	(87)
Certain litigation charges, net	(770)	(245)	(90)
Acquisition-related items	(117)	49	(12)
Interest expense, net	(108)	(151)	(149)
Corporate	(432)	(365)	(392)
Total Earnings From Continuing Operations Before Income Taxes	$3,705	$4,251	$4,145

(a)
    For fiscal years 2014 and 2013, restructuring charges, net within this table include the impact of amounts recorded within cost of products sold in the consolidated statements of earnings related to the fiscal year 2014 initiative and fiscal year 2013 initiative, respectively.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table presents the Company’s net assets by reportable segment:

(in millions)	April 25, 2014	April 26, 2013
Cardiac and Vascular Group	$6,578	$6,941
Restorative Therapies Group	9,604	10,058
Diabetes Group	1,819	1,857
Total Net Assets of Reportable Segments	18,001	18,856
Short-term borrowings	(1,613)	(910)
Long-term debt	(10,315)	(9,741)
Corporate	13,370	10,466
Total Net Assets	$19,443	$18,671
Geographic Information
Net sales to external customers and property, plant, and equipment, net by geography are as follows:

(in millions)	United States	Europe and Canada	Asia Pacific	Other Foreign	Consolidated
Fiscal Year 2014
Net sales to external customers	$9,209	$4,380	$2,600	$816	$17,005
Property, plant, and equipment, net	$1,762	$388	$195	$47	$2,392
Fiscal Year 2013
Net sales to external customers	$9,059	$4,199	$2,604	$728	$16,590
Property, plant, and equipment, net	$1,849	$391	$206	$44	$2,490
Fiscal Year 2012
Net sales to external customers	$8,828	$4,313	$2,399	$644	$16,184
Property, plant, and equipment, net	$1,894	$389	$154	$36	$2,473
No single customer represented over 10 percent of the Company’s consolidated net sales in fiscal years 2014, 2013, or 2012.
21. Subsequent Events
On June 15, 2014, Medtronic, Inc., a Minnesota corporation (Medtronic), entered into a Transaction Agreement (the Transaction Agreement) by and among Medtronic, Covidien public limited company, an Irish public limited company (Covidien), Kalani I Limited, a private limited company organized under the laws of Ireland (New Medtronic), Makani II Limited, a private limited company organized under the laws of Ireland and a wholly-owned subsidiary of New Medtronic (IrSub), Aviation Acquisition Co., Inc., a Minnesota corporation (U.S. AcquisitionCo), and Aviation Merger Sub, LLC, a Minnesota limited liability company and a wholly-owned subsidiary of U.S. AcquisitionCo (MergerSub). Under the terms of the Transaction Agreement, (i) New Medtronic and IrSub will acquire Covidien (the Acquisition) pursuant to the Irish Scheme of Arrangement under Section 201, and a capital reduction under Sections 72 and 74, of the Irish Companies Act of 1963 (the Arrangement) and (ii) MergerSub will merge with and into Medtronic, with Medtronic as the surviving corporation in the merger (such merger, the Merger, and the Merger together with the Acquisition, the Pending Acquisition). As a result of the Pending Acquisition, both Medtronic and Covidien will become wholly-owned direct or indirect subsidiaries of New Medtronic.
At the effective time of the Arrangement, (a) Covidien shareholders will be entitled to receive $35.19 in cash and 0.956 of a newly issued New Medtronic share (the Arrangement Consideration) in exchange for each Covidien share held by such shareholders, and (b) each share of Medtronic common stock will be converted into the right to receive one New Medtronic share. The total cash and stock value of the Pending Acquisition is approximately $42.9 billion based on Medtronic’s closing share price of $60.70 on June 13, 2014. It is expected that immediately after the closing of the Pending Acquisition, Covidien shareholders will own approximately 30 percent of New Medtronic on a fully diluted basis. Shares of New Medtronic are expected to trade on the New York Stock Exchange.

Medtronic, Inc.
Notes to Consolidated Financial Statements (Continued)

The Transaction Agreement may be terminated by mutual written consent of the parties. The Transaction Agreement also contains certain termination rights, including, among others, the right of either party to terminate if (a) the Arrangement has not become effective by March 15, 2015 (the End Date), subject to certain conditions, provided that the End Date will be extended to June 15, 2015 in certain circumstances, (b) the Covidien or Medtronic shareholder approvals are not obtained, (c) the other party breaches its representations and covenants and such breach would result in the closing conditions not being satisfied, subject to a cure period, (d) the Irish High Court declines to sanction the Arrangement, unless both parties agree to appeal the decision, or (e) there is a failure of the tax condition as described in Medtronic’s Current Report on Form 8-K filed with the SEC on June 16, 2014. Covidien also has the right, prior to the receipt of Covidien shareholder approval, to terminate the Transaction Agreement to accept a Covidien Superior Proposal (as defined in the Transaction Agreement) in certain circumstances.
The Transaction Agreement also provides that Medtronic must pay Covidien a termination fee of $850 million if the Transaction Agreement is terminated because the Medtronic board of directors changes its recommendation for the transaction and the Medtronic shareholders vote against the Transaction, and either (i) Covidien obtained the requisite Covidien shareholder approval or (ii) Medtronic effected such termination prior to the completion of the Covidien shareholder meeting.
The consummation of the Pending Acquisition is subject to certain conditions, including approvals by Medtronic and Covidien shareholders. In addition, the proposed transaction requires regulatory clearances in the U.S., the E.U., China, and certain other countries. The Pending Acquisition is expected to close in the fourth calendar quarter of 2014 or early 2015. Covidien is a global health care products company that creates innovative medical solutions for better patient outcomes and delivers value through clinical leadership and excellence. Covidien develops, manufactures, and sells a diverse range of industry-leading medical device and supply products.
On June 15, 2014, Medtronic entered into a 364-day senior unsecured bridge credit agreement (the “Bridge Credit Agreement”) among Medtronic, New Medtronic, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent. Under the Bridge Credit Agreement, Bank of America, N.A. has committed to provide Medtronic with unsecured financing in an aggregate principal amount of up to $2.8 billion. The commitments are intended to be drawn to finance, in part, the cash component of the acquisition consideration and certain transaction expenses to the extent Medtronic does not arrange for alternative financing prior to the consummation of the Pending Acquisition. New Medtronic has guaranteed the obligations of Medtronic under the Bridge Credit Agreement. If Medtronic draws loans under the Bridge Credit Agreement, it intends to refinance any debt incurred thereunder.
Medtronic will require an additional $13.5 billion in order to finance the cash component of the acquisition consideration and certain transaction expenses. Medtronic expects to have cash equivalents in such amount available to it by the time of the consummation of the Pending Acquisition. In order to backstop the anticipated amount of cash on hand at the consummation of the Pending Acquisition, on June 15, 2014, IrSub entered into a 60-day senior unsecured cash bridge credit agreement (the “Cash Bridge Credit Agreement” and together with the Bridge Credit Agreement, the “Credit Agreements”) among IrSub, New Medtronic, the lenders from time to time party thereto and Bank of America as administrative agent. Under the Cash Bridge Credit Agreement, Bank of America, N.A. has committed to provide IrSub with unsecured financing in an aggregate principal amount of up to $13.5 billion for a 60-day period. New Medtronic has also guaranteed the obligations of IrSub under the Cash Bridge Credit Agreement and each of Medtronic and Covidien has agreed to provide additional guarantees of such obligations following the consummation of the Pending Acquisition. Loans drawn under the Cash Bridge Credit Agreement are expected to be repaid from cash equivalents liquidated by Medtronic.
The funding of the loans under each Credit Agreement (the Closing Date) is conditioned on, among other things, the consummation of the Pending Acquisition and the absence of certain events of defaults described in each Credit Agreement. The commitments under each Credit Agreement automatically terminate on the earliest of (a) the funding and disbursement of the loans to the borrower on the Closing Date, (b) the occurrence of certain mandatory cancellation events or (c) March 15, 2015 (or if all but certain conditions under the Transaction Agreement have been completed, one year after June 15, 2015).
For further information regarding the Pending Acquisition and the Credit Agreements, please see the full text of the Transaction Agreement, a copy of which is filed as exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on June 16, 2014, the full text of the Bridge Credit Agreement, a copy of which is filed as exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 18, 2014, and the full text of the Cash Bridge Credit Agreement, a copy of which is filed as exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on June 18, 2014.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Exchange Act Rule 13a-15(f)). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 25, 2014. Our internal control over financial reporting as of April 25, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who has also audited our consolidated financial statements, as stated in their report in the section entitled “Report of Independent Registered Public Accounting Firm,” which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of April 25, 2014, which is included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The sections entitled “Proposal 1 — Election of Directors — Directors and Nominees,” “Governance of Medtronic — Committees of the Board and Meetings,” “Governance of Medtronic — Audit Committee,” “Governance of Medtronic — Audit Committee — Audit Committee Independence and Financial Experts,” “Governance of Medtronic — Nominating and Corporate Governance Committee,” and “Share Ownership Information — Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2014 Annual Shareholders’ Meeting are incorporated herein by reference. See also “Executive Officers of Medtronic” on pages 18 to 19 herein.
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
Item 11. Executive Compensation
The sections entitled “Governance of Medtronic — Director Compensation,” “Governance of Medtronic — Compensation Committee — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis (CD&A),” and “Executive Compensation” in our Proxy Statement for our 2014 Annual Shareholders’ Meeting are incorporated herein by reference. The section entitled “Compensation Committee Report” in our Proxy Statement for our 2014 Annual Shareholders’ Meeting is furnished herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The sections entitled “Share Ownership Information – Significant Shareholders,” “Share Ownership Information – Beneficial Ownership of Management,” and “Executive Compensation — Equity Compensation Plan Information” in our Proxy Statement for our 2014 Annual Shareholders’ Meeting are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The sections entitled “Proposal 1 — Election of Directors — Director Independence” and “Proposal 1 — Election of Directors — Related Transactions and Other Matters” in our Proxy Statement for our 2014 Annual Shareholders’ Meeting are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The sections entitled “Governance of Medtronic — Audit Committee — Audit Committee Pre-Approval Policies” and “Report of the Audit Committee — Audit and Non-Audit Fees” in our Proxy Statement for our 2014 Annual Shareholders’ Meeting are incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts — years ended April 25, 2014, April 26, 2013, and April 27, 2012 (set forth on page 130 of this report).

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

2. Exhibits

Exhibit No.	Description
2.1
Transaction Agreement, dated as of June 15, 2014, by and among Covidien public limited company, Medtronic, Inc., Kalani I Limited, Makani II Limited, Aviation Acquisition Co., Inc. and Aviation Merger Sub, LLC.(bb)

3.1	Medtronic, Inc. Amended and Restated Articles of Incorporation(Exhibit 3.1).(g)

3.2	Medtronic, Inc. Bylaws, as amended through May 30, 2014 (Exhibit 3.1).(h)

4.1	Medtronic, Inc. Specimen Common Stock Certificate (Exhibit 4.1).(aa)

4.2	Indenture dated as of September 11, 2001 between Medtronic, Inc. and Wells Fargo Bank Minnesota, National Association (Exhibit 4.2).(c)

4.3	Form of Indenture between Medtronic, Inc. and Wells Fargo Bank, National Association (Exhibit 4.1).(e)

4.4	Indenture dated as of September 15, 2005 between Medtronic, Inc. and Wells Fargo Bank, N. A. (including the Forms of Notes thereof) (Exhibit 4.1).(f)

4.5	Form of 4.750% Senior Notes, Series B due September 15, 2015 (Exhibit 4.3).(f)

4.6	Form of Indenture between Medtronic, Inc. and Wells Fargo Bank, National Association regarding 2009 offering (Exhibit 4.1).(q)

4.7	First Supplemental Indenture Dated March 12, 2009 between Medtronic, Inc. and Wells Fargo Bank, National Association (including the Forms of Notes thereof) (Exhibit 4.1).(r)

4.8	Second Supplemental Indenture Dated March 16, 2010 between Medtronic, Inc. and Wells Fargo Bank, National Association (including the Forms of Notes thereof) (Exhibit 4.1).(t)

4.9	Third Supplemental Indenture Dated March 15, 2011 between Medtronic, Inc. and Wells Fargo Bank, National Association (including the Forms of Notes thereof) (Exhibit 4.1).(u)

4.10	Fourth Supplemental Indenture Dated March 19, 2012 between Medtronic, Inc. and Wells Fargo Bank, National Association (including the Forms of Notes thereof) (Exhibit 4.2).(y)

4.11	Fifth Supplemental Indenture Dated March 26, 2013 between Medtronic, Inc. and Wells Fargo Bank, National Association (including the Forms of Notes thereof) (Exhibit 4.1).(w)

4.12	Sixth Supplemental Indenture Dated February 27, 2014 between Medtronic, Inc. and Wells Fargo Bank, National Association (including the Form of Global Note thereof) (Exhibit 4.2).(m)

*10.1	1994 Stock Award Plan (amended and restated as of January 1, 2008) (Exhibit 10.1).(l)

*10.2	Medtronic Incentive Plan (amended and restated effective January 1, 2008) (Exhibit 10.2).(l)

*10.3	Medtronic, Inc. Capital Accumulation Plan Deferral Program (as restated generally effective January 1, 2008)(Exhibit 10.5).(n)

*10.4	Stock Option Replacement Program (Exhibit 10.8).(a)

*10.5	Medtronic, Inc. 1998 Outside Director Stock Compensation Plan (as amended and restated effective as of January 1, 2008) (Exhibit 10.3).(m)

*10.6	Form of Restricted Stock Award Agreement under 2003 Long-Term Incentive Plan (Exhibit 10.3).(d)

*10.7	Form of Non-Qualified Stock Option Agreement under 2003 Long-Term Incentive Plan (four year vesting) (Exhibit 10.1).(d)

*10.8	Form of Non-Qualified Stock Option Agreement under 2003 Long-Term Incentive Plan (immediate vesting) (Exhibit 10.2).(d)

*10.9	Form of Initial Option Agreement under the Medtronic, Inc. 1998 Outside Director Stock Compensation Plan (Exhibit 10.17).(i)

*10.10	Form of Annual Option Agreement under the Medtronic, Inc. 1998 Outside Director Stock Compensation Plan (Exhibit 10.18).(i)

*10.11	Form of Replacement Option Agreement under the Medtronic, Inc. 1998 Outside Director Stock Compensation Plan (Exhibit 10.19).(i)

*10.12	Form of Restricted Stock Units Award Agreement under 2003 Long-Term Incentive Plan (Exhibit 10.20).(i)

*10.13	Form of Performance Share Award Agreement under 2003 Long-Term Incentive Plan (Exhibit 10.21).(i)

*10.14	Medtronic, Inc. Supplemental Executive Retirement Plan (as restated generally effective January 1, 2008) (Exhibit 10.1).(k)

*10.15	2003 Long-Term Incentive Plan (as amended and restated effective January 1, 2008) (Exhibit 10.4).(l)

*10.16	Form of Non-Qualified Stock Option Agreement under 2003 Long-Term Incentive Plan effective June 22, 2006 (Exhibit 10.23).(j)

*10.17	Form of Restricted Stock Award Agreement under 2003 Long-Term Incentive Plan effective June 22, 2006 (Exhibit 10.24).(j)

*10.18	Form of Restricted Stock Unit Award Agreement under 2003 Long-Term Incentive Plan effective June 22, 2006 (Exhibit 10.25).(j)

*10.19	Form of Performance Award Agreement under 2003 Long-Term Incentive Plan effective June 22, 2006 (Exhibit 10.26).(j)

*10.20	Form of Restricted Stock Award Agreement under 2003 Long-Term Incentive Plan (Exhibit 10.3).(k)

*10.21	Form of Restricted Stock Unit Award Agreement under 2003 Long-Term Incentive Plan (Exhibit 10.4).(k)

*10.22	Medtronic, Inc. Israeli Amendment to the 2003 Long-Term Incentive Plan (Exhibit 10.5).(l)

*10.23	Medtronic, Inc. – Kyphon Inc. 2002 Stock Plan (Amended and Restated July 26, 2007, as further amended on October 18, 2007) (Exhibit 10.6).(l)

*10.24	Addendum: Medtronic, Inc. – Kyphon Inc. 2002 Stock Plan (dated December 13, 2007) (Exhibit 10.7).(l)

*10.25	Medtronic, Inc. 2008 Stock Award and Incentive Plan (as amended and restated effective August 27, 2009) (Exhibit 10.2).(s)

*10.26	Form of Non-Qualified Stock Option Agreement under 2003 Long-Term Incentive Plan (Exhibit 10.39).(n)

*10.27	Form of Restricted Stock Unit Award Agreement under 2003 Long-Term Incentive Plan (Exhibit 10.40).(n)

*10.28	Form of Restricted Stock Unit Award Agreement under 2003 Long-Term Incentive Plan (Exhibit 10.41).(n)

*10.29	Form of Restricted Stock Unit Award Agreement under 2008 Stock Award and Incentive Plan (Exhibit 10.2).(o)

*10.30	Form of Restricted Stock Award Agreement under 2008 Stock Award and Incentive Plan (Exhibit 10.3).(o)

*10.31	Form of Restricted Stock Award Agreement under 2008 Stock Award and Incentive Plan (Exhibit 10.4).(o)

*10.32	Form of Restricted Stock Unit Award Agreement under 2008 Stock Award and Incentive Plan (Exhibit 10.5).(o)

*10.33	Form of Non-Qualified Stock Option Agreement under 2008 Stock Award and Incentive Plan (Exhibit 10.6).(o)

*10.34	Terms of Non-Employee Director Compensation under the Medtronic, Inc. 2008 Stock Award and Incentive Plan (Exhibit 10.42).(aa)

*10.35	Form of Non-Employee Director Initial Option Agreement under the Medtronic, Inc. 2008 Stock Award and Incentive Plan (Exhibit 10.1).(p)

*10.36	Form of Non-Employee Director Annual Option Agreement under the Medtronic, Inc. 2008 Stock Award and Incentive Plan (Exhibit 10.2).(p)

*10.37	Form of Non-Employee Director Deferred Unit Award Agreement under the Medtronic, Inc. 2008 Stock Award and Incentive Plan (Exhibit 10.3).(p)

*10.38	Form of Change of Control Employment Agreement for Medtronic Executive Officers (Exhibit 10.1).(s)

*10.39	Medtronic, Inc. 2005 Employees Stock Purchase Plan, as amended and restated effective August 27, 2009 (Exhibit 10.3).(s)

*10.40	Amendment dated December 18, 2008 to the Medtronic, Inc. Capital Accumulation Plan Deferral Program and Supplemental Executive Retirement Plan (Exhibit 10.57).(v)

*10.41	Letter Agreement by and between Medtronic, Inc. and Omar Ishrak dated May 11, 2011 (Exhibit 10.1).(x)

*10.42	Amendment to Letter Agreement dated May 11, 2011 by and between Medtronic, Inc. and Omar Ishrak (Exhibit 10.1) (z)

*10.43	Letter Agreement by and between Medtronic, Inc. and Michael J. Coyle dated November 19, 2009 (Exhibit 10.55).(aa)

*10.44	Letter Agreement by and between Medtronic, Inc. and Carol Surface dated August 22, 2013

*10.45	Medtronic, Inc. Change of Control Severance Plan - Section 16b Officers

*10.46	Form of Non-Employee director Deferred Unit Award Agreement under the Medtronic, Inc. 2013 Stock Award and Incentive Plan

*10.47	Medtronic, Inc. 2013 Stock Award and Incentive Plan (Exhibit 10.1).(b)

*10.48	Form of Non-Qualified Stock Option Agreement under 2013 Stock Award and Incentive Plan (Exhibit 10.2).(b)

*10.49	Form of Restricted Stock Unit Award Agreement under 2013 Stock Award and Incentive Plan (Exhibit 10.3).(b)

*10.50	Form of Restricted Stock Unit Award Agreement under 2013 Stock Award and Incentive Plan (Exhibit 10.4).(b)

*10.51	Form of Restricted Stock Unit Award Agreement under 2013 Stock Award and Incentive Plan (Exhibit 10.5).(b)

*10.52	Medtronic, Inc. Israeli Amendment to the 2013 Long-Term Incentive Plan (Exhibit 10.6).(b)

*10.53	Form of Stock Option Agreement under 2013 Stock Award and Incentive Plan (Exhibit 10.7).(b)

*10.54	Form of Restricted Stock Unit Award Agreement under 2013 Stock Award and Incentive Plan (Exhibit 10.8).(b)

10.55
Senior Unsecured Bridge Credit Agreement, dated as of June 15, 2014, by and among Medtronic, Inc., Kalani I Limited, the lenders from time to time part thereto, and Bank of America, N.A., as administrative agent.(cc)

10.56
Senior Unsecured Cash Bridge Credit Agreement, dated as of June 15, 2014, by and among Makani II Limited, Kalani I Limited, the lenders from time to time part thereto, and Bank of America, N.A., as administrative agent.(cc)

12.1	Computation of ratio of earnings to fixed charges

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Medtronic’s Annual Report on Form 10-K for the year ended April 25, 2014, formatted in Extensible Business Reporting Language (XBRL), (i) consolidated statements of earnings, (ii) consolidated statements of comprehensive income, (iii) consolidated balance sheets, (iv) consolidated statements of cash flows, (v) consolidated statements of shareholders’ equity, and (vi) the notes to the consolidated financial statements.

(a)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 27, 2001, filed with the Commission on July 26, 2001.

(b)	Incorporated herein by reference to the cited exhibit in our Current Report on Form 8-K, filed with the Commission on August 27, 2013.

(c)	Incorporated herein by reference to the cited exhibit in our amended Current Report on Form 8-K/A, filed with the Commission on November 13, 2001.

(d)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended January 28, 2005, filed with the Commission on March 7, 2005.

(e)	Incorporated herein by reference to the cited exhibit in our registration statement on Amendment No. 2 to Form S-4, filed with the Commission on January 10, 2005.

(f)	Incorporated herein by reference to the cited exhibit in our registration statement on Form S-4, filed with the Commission on December 6, 2005.

(g)	Incorporated herein by reference to the cited exhibit in our Current Report on Form 8-K, filed with the Commission on October 23, 2013.

(h)	Incorporated herein by reference to the cited exhibit in our Current Report on Form 8-K, filed with the Commission on June 2, 2014.

(i)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 29, 2005, filed with the Commission on June 29, 2005.

(j)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 28, 2006, filed with the Commission on June 28, 2006.

(k)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended October 26, 2007, filed with the Commission on December 4, 2007.

(l)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended January 25, 2008, filed with the Commission on March 4, 2008.

(m)	Incorporated herein by reference to the cited exhibit in our Current Report on Form 8-K, filed with the Commission on February 27, 2014.

(n)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 25, 2008, filed with the Commission on June 24, 2008.

(o)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended July 25, 2008, filed with the Commission on September 3, 2008.

(p)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended October 24, 2008, filed with the Commission on December 3, 2008.

(q)	Incorporated herein by reference to the cited exhibit in our registration statement on Form S-3, filed with the Commission on March 9, 2009.

(r)	Incorporated herein by reference to the cited exhibit in our Current Report on Form 8-K, filed with the Commission on March 12, 2009.

(s)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q for the quarter ended October 30, 2009, filed with the Commission on December 9, 2009.

(t)	Incorporated herein by reference to the cited exhibit in our Current Report on Form 8-K, filed with the Commission on March 16, 2010.

(u)	Incorporated herein by reference to the cited exhibit in our Current Report on Form 8-K, filed with the Commission on March 16, 2011.

(v)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 30, 2010, filed with the Commission on June 29, 2010.

(w)	Incorporated herein by reference to the cited exhibit in our Current Report on Form 8-K, filed with the Commission on March 26, 2013.

(x)	Incorporated herein by reference to the cited exhibit in our Current Report on Form 8-K, filed with the Commission on May 11, 2011.

(y)	Incorporated herein by reference to the cited exhibit in our Current Report on Form 8-K, filed with the Commission on March 20, 2012.

(z)	Incorporated herein by reference to the cited exhibit in our Quarterly Report on Form 10-Q, for the quarter ended July 29, 2011, filed with the Commission on September 7, 2011.

(aa)	Incorporated herein by reference to the cited exhibit in our Annual Report on Form 10-K for the year ended April 27, 2012, filed with the Commission on June 26, 2012.

(bb)	Incorporated herein by reference to the cited exhibit in our Current Report on Form 8-K, filed with the Commission on June 16, 2014.

(cc)	Incorporated herein by reference to the cited exhibit in our Current Report on Form 8-K, filed with the Commission on June 18, 2014.

*Exhibits that are management contracts or compensatory plans or arrangements.

MEDTRONIC, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions		Deductions
	Balance at Beginning of Fiscal Year*	Charges to Earnings*	Charges to Other Accounts*	Other Changes (Debit) Credit*		Balance at End of Fiscal Year*
Allowance for doubtful accounts:
Year ended 4/25/14	$98	$43	$—	$(30)	(a)	$115
				$4	(b)
Year ended 4/26/13	$100	$51	$—	$(53)	(a)	$98
				$—	(b)
Year ended 4/27/12	$97	$66	$—	$(55)	(a)	$100
				$(8)	(b)

Deferred tax valuation allowance:
Year ended 4/25/14	$313	$104	$5	$(29)	(c)	$397
				$4	(b)
Year ended 4/26/13	$258	$71	$—	$(15)	(c)	$313
				$(1)	(b)
Year ended 4/27/12	$286	$49	$—	$(77)	(c)	$258
				$—	(b)

* For the fiscal year ended April 27, 2012, amounts include the results from both continuing operations and discontinued operations.
(a) Uncollectible accounts written off, less recoveries.
(b) Reflects primarily the effects of foreign currency fluctuations.
(c) Decrease in deferred tax valuation allowance due to carryover attribute utilization and expiration.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDTRONIC, INC.

Dated: June 20, 2014	By:	/s/ Omar Ishrak
Omar Ishrak
Chairman and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MEDTRONIC, INC.

Dated: June 20, 2014	By:	/s/ Omar Ishrak
Omar Ishrak
Chairman and
Chief Executive Officer
(Principal Executive Officer)

Dated: June 20, 2014	By:	/s/ Gary L. Ellis
Gary L. Ellis
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Directors

Richard H. Anderson*
Scott C. Donnelly*
Victor J. Dzau, M.D.*
Omar Ishrak*
Shirley Ann Jackson, Ph.D*
Michael O. Leavitt*
James T. Lenehan*
Denise M. O’Leary*
Kendall J. Powell*
Robert C. Pozen*
Preetha Reddy*
*Bradley E. Lerman, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

Dated: June 20, 2014	By:	/s/ Bradley E. Lerman
Bradley E. Lerman