Form 10-Q
period 2014-07-25
MEDTRONIC INC
filed 2014-08-29
CIK 64670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 25, 2014
Commission File Number 1-7707

MEDTRONIC, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0793183
(State of incorporation)	(I.R.S. Employer Identification No.)
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
Yes ☐ No ☒
Shares of common stock, $.10 par value, outstanding on August 25, 2014: 979,516,413

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended
	July 25, 2014	July 26, 2013
	(in millions, except per share data)
Net sales	$4,273	$4,083

Costs and expenses:
Cost of products sold	1,105	1,022
Research and development expense	365	360
Selling, general, and administrative expense	1,506	1,416
Special charges	—	40
Restructuring charges, net	30	18
Acquisition-related items	41	(96)
Amortization of intangible assets	87	86
Other expense, net	51	44
Interest expense, net	5	40
Total costs and expenses	3,190	2,930

Earnings before income taxes	1,083	1,153

Provision for income taxes	212	200

Net earnings	$871	$953

Basic earnings per share	$0.88	$0.94

Diluted earnings per share	$0.87	$0.93

Basic weighted average shares outstanding	992.6	1,009.7
Diluted weighted average shares outstanding	1,005.2	1,021.2

Cash dividends declared per common share	$0.305	$0.280
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
	July 25, 2014	July 26, 2013
	(in millions)
Net earnings	$871	$953

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities, net of tax expense (benefit) of $32 and $(54), respectively	54	(95)
Translation adjustment	1	(5)
Net change in retirement obligations, net of tax expense of $6 and $9, respectively	17	14
Unrealized gain on derivatives, net of tax expense of $21 and $1, respectively	37	2

Other comprehensive income (loss)	109	(84)

Comprehensive income	$980	$869
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 25, 2014	April 25, 2014
	(in millions, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$1,336	$1,403
Investments	12,626	12,838
Accounts receivable, less allowances of $116 and $115, respectively	3,690	3,811
Inventories	1,836	1,725
Tax assets	599	736
Prepaid expenses and other current assets	683	697

Total current assets	20,770	21,210

Property, plant, and equipment	6,541	6,439
Accumulated depreciation	(4,165)	(4,047)

Property, plant, and equipment, net	2,376	2,392

Goodwill	10,696	10,593
Other intangible assets, net	2,341	2,286
Long-term tax assets	199	300
Other assets	1,172	1,162

Total assets	$37,554	$37,943

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$2,477	$1,613
Accounts payable	685	742
Accrued compensation	787	1,015
Accrued income taxes	153	164
Deferred tax liabilities	19	19
Other accrued expenses	1,312	2,006

Total current liabilities	5,433	5,559

Long-term debt	10,323	10,315
Long-term accrued compensation and retirement benefits	680	662
Long-term accrued income taxes	1,251	1,343
Long-term deferred tax liabilities	377	386
Other long-term liabilities	242	235

Total liabilities	18,306	18,500

Commitments and contingencies (Notes 3 and 19)

Shareholders’ equity:
Preferred stock— par value $1.00	—	—
Common stock— par value $0.10	99	100
Retained earnings	19,637	19,940
Accumulated other comprehensive loss	(488)	(597)

Total shareholders’ equity	19,248	19,443

Total liabilities and shareholders’ equity	$37,554	$37,943
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended
	July 25, 2014	July 26, 2013
	(in millions)
Operating Activities:
Net earnings	$871	$953

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	215	208
Amortization of debt issuance costs	3	2
Acquisition-related items	2	(96)
Provision for doubtful accounts	8	14
Deferred income taxes	98	30
Stock-based compensation	34	31
Other, net	(12)	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	94	85
Inventories	(96)	(95)
Accounts payable and accrued liabilities	(163)	(330)
Other operating assets and liabilities	17	181
Certain litigation payments	(761)	—

Net cash provided by operating activities	310	983

Investing Activities:
Acquisitions, net of cash acquired	(146)	(17)
Additions to property, plant, and equipment	(109)	(78)
Purchases of investments	(1,600)	(2,757)
Sales and maturities of investments	1,853	2,195
Other investing activities, net	(4)	(9)

Net cash used in investing activities	(6)	(666)

Financing Activities:
Acquisition-related contingent consideration	(5)	(1)
Change in short-term borrowings, net	862	761
Repayment of short-term borrowings (maturities greater than 90 days)	—	(125)
Payments on long-term debt	(3)	(4)
Dividends to shareholders	(304)	(281)
Issuance of common stock	154	568
Repurchase of common stock	(1,065)	(1,340)
Other financing activities	6	—

Net cash used in financing activities	(355)	(422)

Effect of exchange rate changes on cash and cash equivalents	(16)	14

Net change in cash and cash equivalents	(67)	(91)

Cash and cash equivalents at beginning of period	1,403	919

Cash and cash equivalents at end of period	$1,336	$828

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$146	$70
Interest	22	27
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, comprehensive income, financial condition, and cash flows in conformity with U.S. GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Medtronic, Inc. and its subsidiaries (Medtronic or the Company) for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 25, 2014.
The Company’s fiscal years 2015, 2014, and 2013 will end or ended on April 24, 2015, April 25, 2014, and April 26, 2013, respectively.
Note 2 – New Accounting Pronouncements
Recently Adopted
In July 2013, the FASB issued amended guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented as a reduction of a deferred tax asset when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists, with certain exceptions. The Company prospectively adopted this accounting guidance in the first quarter of fiscal year 2015 and its adoption did not have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued amended guidance on a parent company's accounting for the cumulative translation adjustment (CTA) recorded in accumulated other comprehensive income (AOCI) associated with a foreign entity. The amendment requires a parent to release into net income the CTA related to its investment in a foreign entity when it either sells a part or all of its investment, or no longer holds a controlling financial interest, in a subsidiary or group of assets within a foreign entity. This accounting guidance is effective prospectively for the Company in the first quarter of fiscal year 2015. This amended guidance had no immediate impact on the Company's financial position or results of operations as the Company had no event or transaction described above.
Not Yet Adopted
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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 – Acquisitions and Acquisition-Related Items
The Company had various acquisitions and other acquisition-related activity during the first quarter of fiscal years 2015 and 2014. Certain acquisitions were accounted for as business combinations as noted below. In accordance with authoritative guidance on business combination accounting, the assets and liabilities of the company acquired were recorded as of the acquisition date, at their respective fair values, and consolidated. The pro forma impact of these acquisitions was not significant, individually or in the aggregate, to the results of the Company for the three months ended July 25, 2014 or July 26, 2013. The results of operations related to each company acquired have been included in the Company's condensed consolidated statements of earnings since the date each company was acquired.
Pending Acquisition of Covidien plc
On June 15, 2014, Medtronic, Inc. entered into a Transaction Agreement (the Transaction Agreement) by and among Medtronic, Inc., Covidien public limited company, an Irish public limited company (Covidien), Medtronic Holdings Limited (f/k/a Kalani I Limited), a private limited company organized under the laws of Ireland that will be renamed Medtronic plc (New Medtronic), Makani II Limited, a private limited company organized under the laws of Ireland and a wholly-owned subsidiary of New Medtronic (IrSub), Aviation Acquisition Co., Inc., a Minnesota corporation (U.S. AcquisitionCo), and Aviation Merger Sub, LLC, a Minnesota limited liability company and a wholly-owned subsidiary of U.S. AcquisitionCo (MergerSub). Under the terms of the Transaction Agreement, (i) New Medtronic and IrSub will acquire Covidien (the Acquisition) pursuant to the Irish Scheme of Arrangement under Section 201, and a capital reduction under Sections 72 and 74, of the Irish Companies Act of 1963 (the Arrangement) and (ii) MergerSub will merge with and into Medtronic, Inc., with Medtronic, Inc. continuing as the surviving corporation in the merger (such merger, the Merger, and the Merger together with the Acquisition, the Pending Acquisition). As a result of the Pending Acquisition, both Medtronic, Inc. and Covidien will become wholly-owned direct or indirect subsidiaries of New Medtronic.
(a) At the effective time of the Arrangement, Covidien shareholders will be entitled to receive $35.19 in cash and 0.956 of a newly issued New Medtronic share (the Arrangement Consideration) in exchange for each Covidien share held by such shareholders, and (b) at the effective time of the Merger, each share of Medtronic, Inc. common stock will be converted into the right to receive one New Medtronic share. The total cash and stock value of the Pending Acquisition is approximately $42.9 billion based on Medtronic, Inc.’s closing share price of $60.70 on June 13, 2014. It is expected that immediately after the closing of the Pending Acquisition, Covidien shareholders will own approximately 30 percent of New Medtronic on a fully diluted basis. Shares of New Medtronic are expected to trade on the New York Stock Exchange.
The Transaction Agreement may be terminated by mutual written consent of the parties. The Transaction Agreement also contains certain termination rights, including, among others, the right of either party to terminate if (a) the Arrangement has not become effective by March 15, 2015 (the End Date), subject to certain conditions, provided that the End Date will be extended to June 15, 2015 in certain circumstances, (b) the Covidien or Medtronic, Inc. shareholder approvals are not obtained, (c) the other party breaches its representations and covenants and such breach would result in the closing conditions not being satisfied, subject to a cure period, (d) the Irish High Court declines to sanction the Arrangement, unless both parties agree to appeal the decision, or (e) there is a failure of the tax condition as described in Medtronic, Inc.’s Current Report on Form 8-K filed with the SEC on June 16, 2014. Covidien also has the right, prior to the receipt of Covidien shareholder approval, to terminate the Transaction Agreement to accept a Covidien Superior Proposal (as defined in the Transaction Agreement) in certain circumstances.
The Transaction Agreement also provides that Medtronic, Inc. must pay Covidien a termination fee of $850 million if the Transaction Agreement is terminated because the Medtronic, Inc. board of directors changes its recommendation for the transaction and the Medtronic, Inc. shareholders vote against the Transaction, and either (i) Covidien obtained the requisite Covidien shareholder approval or (ii) Medtronic, Inc. effected such termination prior to the completion of the Covidien shareholder meeting.
The consummation of the Pending Acquisition is subject to certain conditions, including approvals by Medtronic, Inc. and Covidien shareholders. In addition, the proposed transaction requires regulatory clearances in the U.S., the European Union, China, and certain other countries. The Pending Acquisition is expected to close in the fourth calendar quarter of 2014 or early 2015. Covidien is a global health care products company that creates innovative medical solutions for better patient outcomes and delivers value through clinical leadership and excellence. Covidien develops, manufactures, and sells a diverse range of industry-leading medical device and supply products.
See Note 8 to the condensed consolidated financial statements for further information regarding the financing of the Pending Acquisition.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Visualase, Inc.
On July 25, 2014, the Company acquired Visualase, Inc. (Visualase), a privately held developer of minimally invasive MRI guided laser ablation for surgical applications. Total consideration for the transaction was approximately $97 million. Based upon a preliminary acquisition valuation, the Company acquired $66 million of technology-based intangible assets with an estimated useful life of 10 years at the time of acquisition and $49 million of goodwill. The acquired goodwill is not deductible for tax purposes.
Corventis, Inc.
On June 20, 2014, the Company acquired Corventis, Inc. (Corventis), a privately held developer of wearable, wireless technologies for cardiac disease. Total consideration for the transaction was approximately $131 million, including settlement of outstanding debt to Medtronic of $50 million. Based upon a preliminary acquisition valuation, the Company acquired $80 million of technology-based intangible assets with an estimated useful life of 16 years at the time of acquisition and $50 million of goodwill. The acquired goodwill is not deductible for tax purposes.
TYRX, Inc.
On December 30, 2013, the Company acquired TYRX, Inc. (TYRX), a privately held developer of antibiotic drug and implanted medical device combinations. TYRX's products include those designed to reduce surgical site infections associated with implantable pacemakers, defibrillators, and spinal cord neurostimulators. Under the terms of the agreement, the transaction included an initial up-front payment of $159 million, representing a purchase price amount that was net of acquired cash, including the assumption and settlement of existing TYRX debt and direct acquisition costs. Total consideration for the transaction was approximately $222 million, which included estimated fair values for product development-based and revenue-based contingent consideration of $25 million and $35 million, respectively. The product development-based contingent consideration includes a future potential payment of $40 million upon achieving certain milestones, and the revenue-based contingent consideration payments would be equal to TYRX's actual annual revenue growth for the Company's fiscal years 2015 and 2016. Based upon a preliminary acquisition valuation, the Company acquired $94 million of technology-based intangible assets with an estimated useful life of 14 years at the time of acquisition and $132 million of goodwill. The acquired goodwill is not deductible for tax purposes.
The fair values of the assets acquired and liabilities assumed are as follows:

(in millions)
Current assets	$6
Property, plant, and equipment	1
Intangible assets	94
Goodwill	132
Total assets acquired	233

Current liabilities	4
Long-term deferred tax liabilities, net	7
Total liabilities assumed	11
Net assets acquired	$222
The Company accounted for the acquisitions of Corventis, Visualase, and TYRX as business combinations using the acquisition method of accounting.
Subsequent Acquisitions
On August 26, 2014, the Company acquired NGC Medical S.p.A. (NGC), a privately-held Italian company that offers a broad suite of hospital managed services. Medtronic had previously invested in NGC and held a 30 percent ownership position in that company. The total consideration, net of this previously-held ownership position, was approximately $238 million.

On August 25, 2014, the Company acquired Sapiens Steering Brain Stimulation, a privately-held developer of deep brain stimulation technologies. The total consideration for the transaction was approximately $200 million.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Acquisition-Related Items
During the three months ended July 25, 2014, the Company recorded acquisition-related items of $41 million primarily due to costs incurred in connection with the pending Covidien acquisition (an SEC filing fee, amortization of bridge financing fees, advisory, legal, and other costs).
During the three months ended July 26, 2013, the Company recorded net income from acquisition-related items of $96 million related to the change in fair value of contingent consideration payments associated with Ardian, Inc. (Ardian) acquisition, which is based on annual revenue growth through fiscal year 2015.
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
The fair value of contingent consideration is measured using projected payment dates, discount rates, probabilities of payment, and projected revenues (for revenue-based considerations). Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. Increases (decreases) in projected revenues, probabilities of payment, discount rates, or projected payment dates may result in a higher (lower) fair value measurement. Fluctuations in any of the inputs may result in a significantly lower (higher) fair value measurement.
The recurring Level 3 fair value measurements of contingent consideration include the following significant unobservable inputs:

	Fair Value at
($ in millions)	July 25, 2014	Valuation Technique	Unobservable Input	Range
			Discount rate	13.5% - 24%
Revenue-based payments	$62	Discounted cash flow	Probability of payment	100%
			Projected fiscal year of payment	2015 - 2019
			Discount rate	5.5%
Product development-based payments	$25	Discounted cash flow	Probability of payment	75%
			Projected fiscal year of payment	2018
At July 25, 2014, the estimated maximum amount of undiscounted future contingent consideration that the Company is expected to make associated with all completed business combinations or purchases of intellectual property prior to April 24, 2009 was approximately $198 million. The Company estimates the milestones or other conditions associated with the contingent consideration will be reached in fiscal year 2015 and thereafter.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of contingent consideration associated with acquisitions subsequent to April 24, 2009, as of July 25, 2014 and April 25, 2014, was $87 million and $68 million, respectively. As of July 25, 2014, $68 million was reflected in other long-term liabilities and $19 million was reflected in other accrued expenses in the condensed consolidated balance sheets. As of April 25, 2014, $51 million was reflected in other long-term liabilities and $17 million was reflected in other accrued expenses in the condensed consolidated balance sheets. The portion of the contingent consideration paid related to the acquisition date fair value is reported as financing activities in the condensed consolidated statements of cash flows. Amounts paid in excess of the original acquisition date fair value are reported as operating activities in the condensed consolidated statements of cash flows. The following table provides a reconciliation of the beginning and ending balances of contingent consideration associated with acquisitions subsequent to April 24, 2009:

	Three months ended
(in millions)	July 25, 2014	July 26, 2013
Beginning Balance	$68	$142
Purchase price contingent consideration	23	—
Contingent consideration payments	(5)	(1)
Change in fair value of contingent consideration	1	(96)
Ending Balance	$87	$45
Note 4 – Special Charges and Certain Litigation Charges, Net
Special Charges
During the three months ended July 26, 2013, consistent with the Company's commitment to improving the health of people and communities throughout the world, the Company made a $40 million charitable contribution to the Medtronic Foundation, which is a related party non-profit organization.
Certain Litigation Charges, Net
The Company classifies material litigation reserves and gains recognized as certain litigation charges, net. During the three months ended July 25, 2014 and July 26, 2013, there were no certain litigation charges, net.
Note 5 – Restructuring Charges, Net
Fiscal Year 2014 Initiative
The fiscal year 2014 initiative primarily related to the Company's renal denervation business, certain manufacturing shut-downs, and a reduction of back-office support functions in Europe. In the fourth quarter of fiscal year 2014, the Company recorded a $116 million restructuring charge, which consisted of employee termination costs of $65 million, asset write-downs of $26 million, contract termination costs of $3 million, and other related costs of $22 million. Of the $26 million of asset write-downs, $10 million related to inventory write-offs of discontinued product lines and production-related asset impairments, and therefore, was recorded within cost of products sold in the condensed consolidated statements of earnings. In the first quarter of fiscal year 2015, the Company recorded a $38 million restructuring charge, which was the final charge related to the fiscal year 2014 initiative and consisted primarily of contract termination and other related costs of $28 million. The fiscal year 2014 initiative is scheduled to be substantially complete by the end of the fourth quarter of fiscal year 2015.
As a result of certain employees identified for elimination finding other positions within the Company and revisions to particular strategies, the Company recorded a $6 million reversal of excess restructuring reserves in the first quarter of fiscal year 2015.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the activity related to the fiscal year 2014 initiative is presented below:

(in millions)	Employee Termination Costs	Asset Write-downs	Other Costs	Total
Balance as of April 25, 2014	$64	$—	$11	$75
Restructuring charges	1	9	28	38
Payments/write-downs	(17)	(9)	(19)	(45)
Reversal of excess accrual	(6)	—	—	(6)
Balance as of July 25, 2014	$42	$—	$20	$62
Fiscal Year 2013 Initiative
The fiscal year 2013 initiative was designed to scale back the Company's infrastructure in slower growing areas of the business, while continuing to invest in geographies, businesses, and products where faster growth is anticipated. A number of factors have contributed to ongoing challenging market dynamics, including increased pricing pressure, various governmental austerity measures, and the U.S. medical device excise tax. In the fourth quarter of fiscal year 2013, the Company recorded a $192 million restructuring charge, which consisted of employee termination costs of $150 million, asset write-downs of $13 million, contract termination costs of $18 million, and other related costs of $11 million. Of the $13 million of asset write-downs, $10 million related to inventory write-offs of discontinued product lines and production-related asset impairments, and therefore, was recorded within cost of products sold in the condensed consolidated statements of earnings. In the first quarter of fiscal year 2014, the Company recorded an $18 million restructuring charge, which was the final charge related to the fiscal year 2013 initiative and consisted primarily of contract termination costs of $14 million and other related costs of $4 million.
In the first quarter of fiscal year 2015, the Company recorded a $2 million reversal of excess restructuring reserves as a result of certain employees identified for elimination finding other positions within the Company and revisions to particular strategies.
As a result of certain legal requirements outside the U.S., the fiscal year 2013 initiative is scheduled to be substantially complete by the end of the third quarter of fiscal year 2016.
A summary of the activity related to the fiscal year 2013 initiative is presented below:

(in millions)	Employee Termination Costs	Other Costs	Total
Balance as of April 25, 2014	$23	$1	$24
Payments	(5)	(1)	(6)
Reversal of excess accrual	(2)	—	(2)
Balance as of July 25, 2014	$16	$—	$16

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Investments
The Company holds investments consisting primarily of marketable debt and equity securities.
Information regarding the Company’s investments at July 25, 2014 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$5,429	$65	$(10)	$5,484
Auction rate securities	109	—	(10)	99
Mortgage-backed securities	1,252	10	(8)	1,254
U.S. government and agency securities	2,748	7	(22)	2,733
Foreign government and agency securities	78	—	—	78
Certificates of deposit	71	—	—	71
Other asset-backed securities	497	1	—	498
Debt funds	2,446	48	(8)	2,486
Marketable equity securities	52	14	(17)	49
Trading securities:
Exchange-traded funds	54	15	—	69
Cost method, equity method, and other investments	618	—	—	NA
Total	$13,354	$160	$(75)	$12,821
Information regarding the Company’s investments at April 25, 2014 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$5,504	$55	$(17)	$5,542
Auction rate securities	109	—	(12)	97
Mortgage-backed securities	1,337	7	(8)	1,336
U.S. government and agency securities	3,138	7	(29)	3,116
Foreign government and agency securities	67	—	—	67
Certificates of deposit	54	—	—	54
Other asset-backed securities	540	2	—	542
Debt funds	2,143	9	(29)	2,123
Marketable equity securities	47	15	(13)	49
Trading securities:
Exchange-traded funds	54	13	—	67
Cost method, equity method, and other investments	666	—	—	NA
Total	$13,659	$108	$(108)	$12,993
Information regarding the Company’s condensed consolidated balance sheet presentation at July 25, 2014 and April 25, 2014 is as follows:

	July 25, 2014		April 25, 2014
(in millions)	Investments	Other Assets	Investments	Other Assets
Available-for-sale securities	$12,557	$195	$12,771	$155
Trading securities	69	—	67	—
Cost method, equity method, and other investments	—	618	—	666
Total	$12,626	$813	$12,838	$821

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables show the gross unrealized losses and fair values of the Company’s available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category as of July 25, 2014 and April 25, 2014:

	July 25, 2014
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$1,200	$(5)	$273	$(5)
Auction rate securities	—	—	99	(10)
Mortgage-backed securities	353	(3)	333	(5)
U.S. government and agency securities	754	(1)	784	(21)
Debt funds	454	(1)	141	(7)
Marketable equity securities	21	(17)	—	—
Total	$2,782	$(27)	$1,630	$(48)

	April 25, 2014
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$1,601	$(14)	$50	$(3)
Auction rate securities	—	—	97	(12)
Mortgage-backed securities	682	(7)	28	(1)
U.S. government and agency securities	1,500	(27)	46	(2)
Debt funds	1,224	(29)	—	—
Marketable equity securities	25	(13)	—	—
Total	$5,032	$(90)	$221	$(18)

Activity related to the Company’s investment portfolio is as follows:

	Three months ended
	July 25, 2014		July 26, 2013
(in millions)	Debt (a)	Equity (b)	Debt (a)	Equity (b)
Proceeds from sales	$1,830	$23	$2,163	$32
Gross realized gains	11	19	6	18
Gross realized losses	(3)	—	(5)	—
Impairment losses recognized	—	(1)	—	—
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
As of July 25, 2014 and April 25, 2014, the credit loss portion of other-than-temporary impairments on debt securities was $4 million. The total reductions for available-for-sale debt securities sold during the three months ended July 25, 2014 and July 26, 2013 were not significant. The total other-than-temporary impairment losses on available-for-sale debt securities for the three months ended July 25, 2014 and July 26, 2013 were not significant.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The July 25, 2014 balance of available-for-sale debt securities, excluding debt funds which have no single maturity date, by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows, assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	July 25, 2014
Due in one year or less	$1,426
Due after one year through five years	5,961
Due after five years through ten years	2,689
Due after ten years	141
Total	$10,217
As of July 25, 2014 and April 25, 2014, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method was $618 million and $666 million, respectively. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.
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
Note 7 – Fair Value Measurements
The Company follows the authoritative guidance on fair value measurements and disclosures with respect to assets and liabilities that are measured at fair value on both a recurring and nonrecurring basis. Under this guidance, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability, based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Descriptions of the three levels of the fair value hierarchy are discussed in Note 6 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 25, 2014.
See the section below titled Valuation Techniques for further discussion of how the Company determines fair value for investments.
Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis
The authoritative guidance is principally applied to financial assets and liabilities such as marketable equity securities and debt and equity securities that are classified and accounted for as trading, available-for-sale, and derivative instruments and contingent consideration associated with acquisitions subsequent to April 24, 2009. Derivatives include cash flow hedges, freestanding derivative forward contracts, and fair value hedges. These items are marked-to-market at each reporting period.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value as of July 25, 2014	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$5,484	$—	$5,475	$9
Auction rate securities	99	—	—	99
Mortgage-backed securities	1,254	—	1,254	—
U.S. government and agency securities	2,733	1,135	1,598	—
Foreign government and agency securities	78	—	78	—
Certificates of deposit	71	—	71	—
Other asset-backed securities	498	—	498	—
Debt funds	2,486	—	2,486	—
Marketable equity securities	49	49	—	—
Exchange-traded funds	69	69	—	—
Derivative assets	176	96	80	—
Total assets	$12,997	$1,349	$11,540	$108

Liabilities:
Derivative liabilities	$68	$68	$—	$—
Contingent consideration associated with acquisitions subsequent to April 24, 2009	87	—	—	87
Total liabilities	$155	$68	$—	$87

	Fair Value as of April 25, 2014	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$5,542	$—	$5,533	$9
Auction rate securities	97	—	—	97
Mortgage-backed securities	1,336	—	1,336	—
U.S. government and agency securities	3,116	1,251	1,865	—
Foreign government and agency securities	67	—	67	—
Certificates of deposit	54	—	54	—
Other asset-backed securities	542	—	542	—
Debt funds	2,123	—	2,123	—
Marketable equity securities	49	49	—	—
Exchange-traded funds	67	67	—	—
Derivative assets	175	89	86	—
Total assets	$13,168	$1,456	$11,606	$106

Liabilities:
Derivative liabilities	$127	$116	$11	$—
Contingent consideration associated with acquisitions subsequent to April 24, 2009	68	—	—	68
Total liabilities	$195	$116	$11	$68

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
The following table represents the range of the unobservable inputs utilized in the fair value measurement of the auction rate securities classified as Level 3 as of July 25, 2014:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	Discounted cash flow	Years to principal recovery	2 yrs. - 12 yrs. (3 yrs.)
		Illiquidity premium	6%
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the three months ended July 25, 2014 or July 26, 2013. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) for the three months ended July 25, 2014 and July 26, 2013:

Three months ended July 25, 2014
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities
Balance as of April 25, 2014	$106	$9	$97	$—
Total unrealized gains included in other comprehensive income	2	—	2	—
Balance as of July 25, 2014	$108	$9	$99	$—

Three months ended July 26, 2013
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities
Balance as of April 26, 2013	$127	$10	$103	$14
Total unrealized gains included in other comprehensive income	5	—	4	1
Balance as of July 26, 2013	$132	$10	$107	$15

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
The Company holds investments in equity and other securities that are accounted for using the cost or equity method, which are classified as other assets in the condensed consolidated balance sheets. The aggregate carrying amount of these investments was $618 million as of July 25, 2014 and $666 million as of April 25, 2014. These cost or equity method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s cost or equity method investments is not estimated if there are no identified events or changes in circumstance that may have a significant adverse effect on the fair value of these investments. The Company did not record any significant impairment charges related to cost method investments during the three months ended July 25, 2014 and did not record any impairment charges to cost method investments during the three months ended July 26, 2013. These investments fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are privately-held entities without quoted market prices. To determine the fair value of these investments, the Company used all pertinent financial information available related to the entities, including financial statements and market participant valuations from recent and proposed equity offerings.
The Company assesses the impairment of goodwill annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The aggregate carrying amount of goodwill was $10.696 billion and $10.593 billion as of July 25, 2014 and April 25, 2014, respectively.
Impairment testing for goodwill is performed at the reporting unit level. The test for impairment of goodwill requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculates the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. The Company did not record any goodwill impairments during the three months ended July 25, 2014 or July 26, 2013.
The recently acquired businesses of Cardiocom and Kanghui are separate reporting units and are tested for goodwill impairment independently; therefore, they are more sensitive to changes in assumptions impacting fair value. The carrying amount of goodwill was $410 million and $123 million for the Kanghui and Cardiocom reporting units, respectively, as of July 25, 2014. As of the date of the annual goodwill impairment test, the fair values of these two reporting units exceeded their respective carrying values by more than 10 percent.
The Company assesses the impairment of IPR&D annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The aggregate carrying amount of IPR&D was $116 million and $119 million as of July 25, 2014 and April 25, 2014, respectively. The majority of IPR&D at July 25, 2014 is related to IN.PACT family of drug-eluting balloons. Similar to the goodwill impairment test, the IPR&D impairment test requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company calculates the excess of IPR&D asset fair values over their carrying values utilizing a discounted future cash flow analysis. The Company did not record any IPR&D impairments during the three months ended July 25, 2014 or July 26, 2013. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances or other failures to achieve a commercially viable product, and as a result, may record impairment losses in the future.
The Company assesses intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. The aggregate carrying amount of intangible assets, excluding IPR&D, was $2.225 billion as of July 25, 2014 and $2.167 billion as of April 25, 2014. When events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recorded based on the amount by which the carrying value exceeds the fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. The Company did not record any significant intangible asset impairments during the three months ended July 25, 2014 or July 26, 2013.
The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. As part of the Company’s restructuring initiatives, the Company recorded property, plant, and equipment impairments of $9 million during the three months ended July 25, 2014 in restructuring charges, net in the condensed consolidated statements of earnings. For further discussion of the restructuring initiatives refer to Note 5. The Company did not record any significant impairments of property, plant, and equipment during the three months ended July 26, 2013.
Financial Instruments Not Measured at Fair Value
The estimated fair value of the Company’s long-term debt, including the short-term portion, as of July 25, 2014 was $11.873 billion compared to a principal value of $11.375 billion, and as of April 25, 2014 was $11.856 billion compared to a principal value of $11.375 billion. Fair value was estimated using quoted market prices for the publicly registered senior notes, classified as Level 1 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.
Note 8 – Financing Arrangements
Commercial Paper
The Company maintains a commercial paper program that allows the Company to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of July 25, 2014, outstanding commercial paper totaled $830 million. No amounts were outstanding as of April 25, 2014. During the three months ended July 25, 2014, the weighted average original maturity of the commercial paper outstanding was approximately 28 days, and the weighted average interest rate was 0.10 percent. The issuance of commercial paper reduces the amount of credit available under the Company’s existing line of credit.
Line of Credit
The Company has a $2.250 billion syndicated credit facility which expires on December 17, 2017 (Credit Facility). The Credit Facility provides the Company with the ability to increase its borrowing capacity by an additional $750 million at any time during the term of the agreement. At each anniversary date of the Credit Facility, but not more than twice prior to the maturity date, the Company can also request a one-year extension of the maturity date. The Credit Facility provides backup funding for the commercial paper program. As of July 25, 2014 and April 25, 2014, no amounts were outstanding on the committed line of credit.
Interest rates are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The agreement also contains customary covenants, all of which the Company remains in compliance with as of July 25, 2014.
Other Credit Agreements
In conjunction with the Pending Acquisition of Covidien, on June 15, 2014, Medtronic, Inc. entered into a senior unsecured bridge credit agreement (the Bridge Credit Agreement) among Medtronic, Inc., New Medtronic, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent. Under the Bridge Credit Agreement, Bank of America, N.A.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

has committed to provide Medtronic, Inc. with unsecured financing in an aggregate principal amount of up to $2.8 billion for a 364-day period from the date that any loans are funded under the Bridge Credit Agreement. The commitments are intended to be drawn to finance, in part, the cash component of the acquisition consideration and certain transaction expenses to the extent Medtronic, Inc. does not arrange for alternative financing prior to the consummation of the Pending Acquisition. New Medtronic has guaranteed the obligations of Medtronic, Inc. under the Bridge Credit Agreement. If Medtronic, Inc. draws loans under the Bridge Credit Agreement, it intends to refinance any debt incurred thereunder.
Medtronic, Inc. expects that it, New Medtronic and IrSub will require approximately an additional $13.2 billion in order to finance the remaining cash component of the acquisition consideration, excluding certain transaction expenses. Medtronic, Inc. expects that it, or its affiliates, will have cash equivalents in such amount available to it by the time of the consummation of the Pending Acquisition. In order to backstop the anticipated amount of cash on hand at the consummation of the Pending Acquisition, on June 15, 2014, IrSub entered into a senior unsecured cash bridge credit agreement (the Cash Bridge Credit Agreement and together with the Bridge Credit Agreement, the Credit Agreements) among IrSub, New Medtronic, the lenders from time to time party thereto and Bank of America as administrative agent. Under the Cash Bridge Credit Agreement, Bank of America, N.A. has committed to provide IrSub with unsecured financing in an aggregate principal amount of up to $13.5 billion for a 60-day period from the date that any loans are funded under the Cash Bridge Credit Agreement. New Medtronic has also guaranteed the obligations of IrSub under the Cash Bridge Credit Agreement and each of Medtronic, Inc. and Covidien has agreed to provide additional guarantees of such obligations following the consummation of the Pending Acquisition. IrSub is not currently planning to draw funds under the Cash Bridge Credit Agreement. Instead, IrSub expects to obtain intercompany loans on arm’s length terms from certain Medtronic, Inc. affiliates using proceeds of the liquidation of cash equivalents by such Medtronic, Inc. affiliates. If IrSub draws loans under the Cash Bridge Credit Agreement, such loans would be expected to be repaid from the proceeds of intercompany loans on arm’s length terms from certain Medtronic, Inc. affiliates using proceeds from the liquidation of cash equivalents by such Medtronic, Inc. affiliates.
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
For further information regarding the Pending Acquisition, see Note 3 to the condensed consolidated financial statements.
Bank Borrowings
Bank borrowings consist primarily of borrowings at interest rates considered favorable by management and where natural hedges can be gained for foreign exchange purposes.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-Term Debt
Long-term debt consisted of the following:

(in millions, except interest rates)	Maturity by Fiscal Year	Payable as of July 25, 2014	Payable as of April 25, 2014
4.750 percent ten-year 2005 senior notes	2016	$600	$600
2.625 percent five-year 2011 senior notes	2016	500	500
Floating rate three-year 2014 senior notes	2017	250	250
0.875 percent three-year 2014 senior notes	2017	250	250
1.375 percent five-year 2013 senior notes	2018	1,000	1,000
5.600 percent ten-year 2009 senior notes	2019	400	400
4.450 percent ten-year 2010 senior notes	2020	1,250	1,250
4.125 percent ten-year 2011 senior notes	2021	500	500
3.125 percent ten-year 2012 senior notes	2022	675	675
2.750 percent ten-year 2013 senior notes	2023	1,250	1,250
3.625 percent ten-year 2014 senior notes	2024	850	850
6.500 percent thirty-year 2009 senior notes	2039	300	300
5.550 percent thirty-year 2010 senior notes	2040	500	500
4.500 percent thirty-year 2012 senior notes	2042	400	400
4.000 percent thirty-year 2013 senior notes	2043	750	750
4.625 percent thirty-year 2014 senior notes	2044	650	650
Interest rate swaps	2016 - 2022	71	56
Deferred gains from interest rate swap terminations	-	15	20
Capital lease obligations	2016 - 2025	136	139
Discount	2017 - 2044	(24)	(25)
Total Long-Term Debt		$10,323	$10,315
Senior Notes
The Company has outstanding unsecured senior obligations including those indicated as "senior notes" in the long-term debt table above (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remains in compliance with as of July 25, 2014. The Company used the net proceeds from the sale of the Senior Notes primarily for working capital and general corporate uses, which includes the repayment of other indebtedness of the Company. For additional information regarding the terms of these agreements, refer to Note 8 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 25, 2014.
As of July 25, 2014, the Company had interest rate swap agreements designated as fair value hedges of certain underlying fixed rate obligations including the Company’s $1.250 billion 3.000 percent 2010 Senior Notes classified as short-term borrowings, $600 million 4.750 percent 2005 Senior Notes, $500 million 2.625 percent 2011 Senior Notes, $500 million 4.125 percent 2011 Senior Notes, and $675 million 3.125 percent 2012 Senior Notes. For additional information regarding the interest rate swap agreements, refer to Note 9.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 – Derivatives and Foreign Exchange Risk Management
The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the forward contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of the derivative instruments are the Euro and Japanese Yen. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding at July 25, 2014 and April 25, 2014 was $7.306 billion and $8.051 billion, respectively. The aggregate currency exchange rate (losses) gains for the three months ended July 25, 2014 and July 26, 2013 were $(12) million and $3 million, respectively. These (losses) gains represent the net impact to the condensed consolidated statements of earnings for the exchange rate derivative instruments presented below, as well as the remeasurement (losses) gains on foreign currency denominated assets and liabilities.
The information that follows explains the various types of derivatives and financial instruments used by the Company, how and why the Company uses such instruments, how such instruments are accounted for, and how such instruments impact the Company’s condensed consolidated balance sheets, statements of earnings, and statements of cash flows.
Freestanding Derivative Forward Contracts
Freestanding derivative forward contracts are used to offset the Company’s exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign currency denominated assets and liabilities. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts, not designated as hedging instruments, outstanding at July 25, 2014 and April 25, 2014, was $1.985 billion and $2.202 billion, respectively.
The amount and location of the (losses) gains in the condensed consolidated statements of earnings related to derivative instruments, not designated as hedging instruments, for the three months ended July 25, 2014 and July 26, 2013 are as follows:

(in millions)		Three months ended
Derivatives Not Designated as Hedging Instruments	Location	July 25, 2014	July 26, 2013
Foreign currency exchange rate contracts	Other expense, net	$(24)	$29

Cash Flow Hedges
Foreign Currency Exchange Rate Risk
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. No gains or losses relating to ineffectiveness of cash flow hedges were recognized in earnings during the three months ended July 25, 2014 or July 26, 2013. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued during the three months ended July 25, 2014 or July 26, 2013. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at July 25, 2014 and April 25, 2014, was $5.321 billion and $5.849 billion, respectively, and will mature within the subsequent three-year period.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amount of gains (losses) and location of the gains (losses) in the condensed consolidated statements of earnings and other comprehensive income (OCI) related to foreign currency exchange rate contract derivative instruments designated as cash flow hedges for the three months ended July 25, 2014 and July 26, 2013 are as follows:

Three months ended July 25, 2014
	Gross Gains (Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$62	Other expense, net	$2
		Cost of products sold	(3)
Total	$62		$(1)
Three months ended July 26, 2013
	Gross Gains (Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$(27)	Other expense, net	$32
		Cost of products sold	(15)
Total	$(27)		$17
Forecasted Debt Issuance Interest Rate Risk
Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. The effective portion of the gains or losses on the forward starting interest rate derivative instrument that is designated and qualifies as a cash flow hedge is reported as a component of accumulated other comprehensive loss. Beginning in the period in which the planned debt issuance occurs and the related derivative instrument is terminated, the effective portion of the gains or losses is then reclassified into interest expense, net over the term of the related debt. Any portion of the gains or losses that is determined to be ineffective is immediately recognized in interest expense, net. As of July 25, 2014, the Company had $250 million of fixed pay, forward starting interest rate swaps with a weighted average fixed rate of 2.83 percent in anticipation of planned debt issuances.
For both the three months ended July 25, 2014 and July 26, 2013, the Company reclassified $2 million of the effective portion of the net losses on forward starting interest rate derivative instruments from accumulated other comprehensive loss to interest expense, net.
The unrealized gain (loss) of outstanding forward starting interest rate swap derivative instruments as of July 25, 2014 was not significant and as of April 25, 2014 was $7 million. Unrealized gains (losses) of outstanding forward starting interest rate swap derivative instruments were recorded in other assets and long-term liabilities, with the offset recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets.
As of July 25, 2014 and April 25, 2014, the Company had $(7) million and $(44) million, respectively, in after-tax net unrealized (losses) associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $6 million of after-tax net unrealized gains as of July 25, 2014 will be reclassified into the condensed consolidated statements of earnings over the next 12 months.
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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

related debt. The cash flows from the termination of the interest rate swap agreements are reported as operating activities in the condensed consolidated statements of cash flows.
As of both July 25, 2014 and April 25, 2014, the Company had interest rate swaps in gross notional amounts of $2.625 billion designated as fair value hedges of underlying fixed rate obligations. As of July 25, 2014, the Company had interest rate swap agreements designated as fair value hedges of underlying fixed rate obligations including the Company’s $1.250 billion 3.000 percent 2010 Senior Notes classified as short-term borrowings, the $600 million 4.750 percent 2005 Senior Notes, the $500 million 2.625 percent 2011 Senior Notes, the $500 million 4.125 percent 2011 Senior Notes, and the $675 million 3.125 percent 2012 Senior Notes. For additional information regarding the terms of the Company’s interest rate swap agreements, refer to Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 25, 2014.
The market value of outstanding interest rate swap agreements was a net $80 million unrealized gain and the market value of the hedged item was a net $80 million unrealized loss at July 25, 2014, which were recorded in other assets, prepaid expenses and other current assets, and other long-term liabilities with the offsets recorded in long-term debt and short-term borrowings in the condensed consolidated balance sheet. No hedge ineffectiveness was recorded as a result of these fair value hedges for the three months ended July 25, 2014 or July 26, 2013.
During the three months ended July 25, 2014 and July 26, 2013, the Company did not have any ineffective fair value hedging instruments. In addition, the Company did not recognize any gains or losses during the three months ended July 25, 2014 or July 26, 2013 on firm commitments that no longer qualify as fair value hedges.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance Sheet Presentation
The following tables summarize the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets as of July 25, 2014 and April 25, 2014. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not, and are further segregated by type of contract within those two categories.

July 25, 2014
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Prepaid expenses and other current assets	$9	Other accrued expenses	$—
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	72	Other accrued expenses	52
Interest rate contracts	Other assets	71	Other long-term liabilities	—
Foreign currency exchange rate contracts	Other assets	23	Other long-term liabilities	15
Total derivatives designated as hedging instruments		$175		$67
Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$1	Other accrued expenses	$1
Total derivatives not designated as hedging instruments		$1		$1

Total derivatives		$176		$68

April 25, 2014
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Prepaid expenses and other current assets	$13	Other accrued expenses	$—
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	81	Other accrued expenses	84
Interest rate contracts	Other assets	73	Other long-term liabilities	11
Foreign currency exchange rate contracts	Other assets	8	Other long-term liabilities	30
Total derivatives designated as hedging instruments		$175		$125
Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$—	Other accrued expenses	$2
Total derivatives not designated as hedging instruments		$—		$2

Total derivatives		$175		$127

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

July 25, 2014		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) or Posted	Net Amount
Derivative Assets
Foreign currency exchange rate contracts	$96	$(50)	$—	$46
Interest rate contracts	80	(11)	—	69
	$176	$(61)	$—	$115

Derivative Liabilities
Foreign currency exchange rate contracts	$(68)	$61	$—	$(7)
	$(68)	$61	$—	$(7)
Total	$108	$—	$—	$108

April 25, 2014		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) or Posted	Net Amount
Derivative Assets
Foreign currency exchange rate contracts	$89	$(64)	$—	$25
Interest rate contracts	86	(31)	—	55
	$175	$(95)	$—	$80

Derivative Liabilities
Foreign currency exchange rate contracts	$(116)	$84	$—	$(32)
Interest rate contracts	(11)	11	—	—
	$(127)	$95	$—	$(32)
Total	$48	$—	$—	$48
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of interest-bearing investments, forward exchange derivative contracts, and trade accounts receivable.
The Company maintains cash and cash equivalents, investments, and certain other financial instruments (including currency exchange rate and interest rate derivative contracts) with various major financial institutions. The Company performs periodic evaluations of the relative credit standings of these financial institutions and limits the amount of credit exposure with any one institution. In addition, the Company has collateral credit agreements with its primary derivatives counterparties. Under these agreements, either party is required to post eligible collateral when the market value of transactions covered by the agreement exceeds specific thresholds, thus limiting credit exposure for both parties. As noted in the above table, as of July 25, 2014 April 25, 2014, no collateral was received or posted from its counterparties.
Global concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. However, a significant amount of trade receivables are with hospitals that are dependent upon governmental health care systems in many countries. The current economic conditions in many countries

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

outside the U.S. (particularly the economic challenges faced by Italy, Spain, Portugal, and Greece) may continue to increase the average length of time it takes the Company to collect on its outstanding trade receivables in these countries as certain payment patterns have been impacted. As of July 25, 2014 and April 25, 2014, the Company’s aggregate accounts receivable balance for Italy, Spain, Portugal, and Greece, net of the allowance for doubtful accounts, was $619 million and $628 million, respectively. The Company continues to monitor the creditworthiness of customers located in these and other geographic areas. In the past, accounts receivable balances with certain customers in these countries have accumulated over time and were subsequently settled as large lump-sum payments. In the fourth quarter of fiscal year 2014, the Company received a $106 million payment in Spain. Although the Company does not currently foresee a significant credit risk associated with the outstanding accounts receivable, repayment is dependent upon the financial stability of the economies of these countries. For certain Greece distributors, collectability is not reasonably assured for revenue transactions and the Company defers revenue recognition until all revenue recognition criteria are met. As of July 25, 2014 and April 25, 2014, the Company's deferred revenue balance for certain Greece distributors was $17 million and $15 million, respectively. As of July 25, 2014 and April 25, 2014, no one customer represented more than 10% of the Company’s outstanding accounts receivable.
Note 10 – Inventories
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

(in millions)	July 25, 2014	April 25, 2014
Finished goods	$1,235	$1,196
Work in process	283	247
Raw materials	318	282
Total	$1,836	$1,725
Note 11 – Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill for the three months ended July 25, 2014 are as follows:

(in millions)	Cardiac and Vascular Group	Restorative Therapies Group	Diabetes Group	Total
Balance as of April 25, 2014	$2,881	$6,368	$1,344	$10,593
Goodwill as a result of acquisitions	50	49	—	99
Other adjustments, net	(2)	—	—	(2)
Currency adjustment, net	5	1	—	6
Balance as of July 25, 2014	$2,934	$6,418	$1,344	$10,696
Balances of other intangible assets, net, excluding goodwill as of July 25, 2014 and April 25, 2014 are as follows:

(in millions)	Purchased Technology and Patents	Trademarks and Tradenames	Acquired IPR&D	Other	Total
Other intangible assets as of July 25, 2014:
Original cost	$3,992	$408	$116	$190	$4,706
Accumulated amortization	(1,946)	(337)	—	(82)	(2,365)
Carrying value	$2,046	$71	$116	$108	$2,341
Other intangible assets as of April 25, 2014:
Original cost	$3,857	$408	$119	$200	$4,584
Accumulated amortization	(1,878)	(332)	—	(88)	(2,298)
Carrying value	$1,979	$76	$119	$112	$2,286
Amortization expense for the three months ended July 25, 2014 and July 26, 2013 was $87 million and $86 million, respectively.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets, excluding any possible future amortization associated with acquired IPR&D, which has not met technological feasibility, is as follows:

(in millions) Fiscal Year	Estimated Amortization Expense
Remaining 2015	$275
2016	331
2017	309
2018	293
2019	249
2020	204
Thereafter	564
Total estimated amortization expense	$2,225
Note 12 – Warranty Obligation
The Company offers a warranty on various products. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the net costs to repair or otherwise satisfy the claim. The Company includes the warranty obligation in other accrued expenses and other long-term liabilities in the condensed consolidated balance sheets. The Company includes the covered costs associated with field actions, if any, in cost of products sold in the Company’s condensed consolidated statements of earnings.
Changes in the Company’s product warranty obligations during the three months ended July 25, 2014 and July 26, 2013 consisted of the following:

	Three months ended
(in millions)	July 25, 2014	July 26, 2013
Balance at the beginning of the period	$32	$35
Warranty claims provision	6	11
Settlements made	(7)	(8)
Balance at the end of the period	$31	$38
Note 13 – Interest Expense, Net
Interest income and interest expense for the three months ended July 25, 2014 and July 26, 2013 are as follows:

	Three months ended
(in millions)	July 25, 2014	July 26, 2013
Interest income	$(92)	$(50)
Interest expense	97	90
Interest expense, net	$5	$40
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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 – Income Taxes
The Company’s effective tax rates for the three months ended July 25, 2014 and July 26, 2013 were 19.6 percent and 17.3 percent, respectively. The increase in the Company’s effective tax rate for the three months ended July 25, 2014 was primarily due to the tax impact of special charges, restructuring charges, net, acquisition-related items, and the expiration of the U.S. federal research and development tax credit on December 31, 2013, partially offset by the benefit from year-over-year changes in operational results by jurisdiction.
During the three months ended July 25, 2014, the Company’s gross unrecognized tax benefits increased from $1.172 billion to $1.234 billion. In addition, the Company has accrued gross interest and penalties of $157 million as of July 25, 2014. If all of the Company’s unrecognized tax benefits were recognized, approximately $1.138 billion would impact the Company’s effective tax rate. The Company has recorded the gross unrecognized tax benefits as a long-term liability, as it does not expect significant payments to occur or the total amount of unrecognized tax benefits to change significantly over the next 12 months.
The Company will continue to recognize interest and penalties related to income tax matters in the provision for income taxes in the condensed consolidated statements of earnings and record the liability in current or long-term accrued income taxes in the condensed consolidated balance sheets, as appropriate.
As of July 25, 2014, there were no changes to significant unresolved matters with the U.S. Internal Revenue Service or foreign tax authorities from what the Company disclosed in its Annual Report on Form 10-K for the year ended April 25, 2014.
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
The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended
(in millions, except per share data)	July 25, 2014	July 26, 2013
Numerator:
Net earnings	$871	$953
Denominator:
Basic – weighted average shares outstanding	992.6	1,009.7
Effect of dilutive securities:
Employee stock options	7.5	6.6
Employee restricted stock units	5.0	4.8
Other	0.1	0.1
Diluted – weighted average shares outstanding	1,005.2	1,021.2

Basic earnings per share:	$0.88	$0.94
Diluted earnings per share:	$0.87	$0.93
The calculation of weighted average diluted shares outstanding excludes options for approximately 9 million shares of common stock for the three months ended July 26, 2013, respectively, because their effect would be anti-dilutive on the Company’s earnings per share. For the three months ended July 25, 2014, there were no options that would have an anti-dilutive effect on the Company's earnings per share.

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
The following table presents the components and classification of stock-based compensation expense recognized for the three months ended July 25, 2014 and July 26, 2013:

	Three months ended
(in millions)	July 25, 2014	July 26, 2013
Stock options	$6	$8
Restricted stock awards	23	19
Employee stock purchase plan	5	4
Total stock-based compensation expense	$34	$31

Cost of products sold	$4	$3
Research and development expense	6	6
Selling, general, and administrative expense	24	22
Total stock-based compensation expense	$34	$31

Income tax benefits	(9)	(8)

Total stock-based compensation expense, net of tax	$25	$23
Note 17 – Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans (post-retirement benefits), defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the plans includes the following components for the three months ended July 25, 2014 and July 26, 2013:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Three months ended		Three months ended		Three months ended
(in millions)	July 25, 2014	July 26, 2013	July 25, 2014	July 26, 2013	July 25, 2014	July 26, 2013
Service cost	$26	$27	$15	$14	$5	$5
Interest cost	26	24	8	7	4	3
Expected return on plan assets	(39)	(35)	(10)	(9)	(6)	(5)
Amortization of net actuarial loss	16	21	3	2	—	—
Net periodic benefit cost	$29	$37	$16	$14	$3	$3

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18 – Accumulated Other Comprehensive Income (Loss)
Changes in AOCI by component are as follows:

(in millions)	Unrealized Gain (Loss) on Available-for-Sale Securities		Cumulative Translation Adjustments (a)	Net Change in Retirement Obligations		Unrealized Gain (Loss) on Derivatives		Total Accumulated Other Comprehensive (Loss) Income
Balance as of April 25, 2014, net of tax	$(6)		$218	$(765)		$(44)		$(597)
Other comprehensive income before reclassifications, before tax	107		1	4		55		167
Tax expense	(39)		—	—		(19)		(58)
Other comprehensive income before reclassifications, net of tax	68		1	4		36		109
Reclassifications, before tax	(21)		—	19		3		1
Tax benefit (expense)	7		—	(6)		(2)		(1)
Reclassifications, net of tax	(14)	(b)	—	13	(c)	1	(d)	—
Other comprehensive income, net of tax	54		1	17		37		109
Balance as of July 25, 2014, net of tax	$48		$219	$(748)		$(7)		$(488)

(in millions)	Unrealized Gain (Loss) on Available-for-Sale Securities		Cumulative Translation Adjustments (a)	Net Change in Retirement Obligations		Unrealized Gain (Loss) on Derivatives		Total Accumulated Other Comprehensive (Loss) Income
Balance as of April 26, 2013, net of tax	$97		$205	$(852)		$58		$(492)
Other comprehensive (loss) income before reclassifications, before tax	(131)		(5)	—		18		(118)
Tax benefit (expense)	48		—	—		(6)		42
Other comprehensive (loss) income before reclassifications, net of tax	(83)		(5)	—		12		(76)
Reclassifications, before tax	(18)		—	23		(15)		(10)
Tax benefit (expense)	6		—	(9)		5		2
Reclassifications, net of tax	(12)	(b)	—	14	(c)	(10)	(d)	(8)
Other comprehensive (loss) income, net of tax	(95)		(5)	14		2		(84)
Balance as of July 26, 2013, net of tax	$2		$200	$(838)		$60		$(576)

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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
INFUSE Product Liability Litigation
As of August 26, 2014, plaintiffs had filed approximately 750 lawsuits against the Company in the U.S. state and federal courts, reflecting approximately 1,200 individual personal injury claims from the INFUSE bone graft product. Certain law firms have advised the Company that they may bring a large number of similar claims against the Company in the future. The Company estimates those law firms represent approximately 3,600 additional unfiled claimants. The Company recorded an expense of $140 million in fiscal year 2014, related to probable and reasonably estimated damages in connection with these matters.
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
Shareholder Related Matters
On March 12, 2012, Charlotte Kokocinski filed a shareholder derivative action against both the Company and certain of its current and former officers and members of the Board of Directors in the U.S. District Court for the District of Minnesota, setting forth certain allegations, including a claim that defendants violated various purported duties in connection with the INFUSE bone graft product and otherwise. On March 25, 2013, the Court dismissed the case without prejudice. In May 2012, Daniel Himmel and the Saratoga Advantage Trust commenced two other separate shareholder derivative actions in Hennepin County, Minnesota, District Court against the same defendants, making allegations similar to those in the Kokocinski case. On July 1, 2014, Road Carriers Local 707 Welfare & Pension Funds filed a shareholder derivative action in Hennepin County, Minnesota, District Court against the same defendants making allegations similar to those in the Kokocinski, Himmel, and Saratoga Advantage Trust cases. On July 24, 2014, Anne Shirley Cutler filed a shareholder derivative action in Hennepin County, Minnesota, District Court against certain of the same defendants making allegations similar to those in the Kokocinski, Himmel, and Saratoga Advantage Trust cases as well as allegations that defendants violated purported duties in connection with the Synchromed pain pump system.
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
On July 2, 2014, Lewis Merenstein filed a putative shareholder class action in Hennepin County, Minnesota, District Court seeking to enjoin the potential acquisition of Covidien. The lawsuit names Medtronic, Covidien, and each member of the Medtronic board as defendants, and alleges that the directors breached their fiduciary duties to shareholders with regard to the potential acquisition. On August 21, 2014, Kenneth Steiner filed a putative shareholder class action in Hennepin County, Minnesota, District Court, also seeking an injunction to prevent the potential Covidien acquisition. On July 10, 2014, Richard Taxman filed a putative shareholder class action in the U.S. District Court for the District of Massachusetts also seeking to enjoin the potential acquisition, and naming Medtronic, Covidien, and the members of the Covidien board of directors as

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

defendants. On August 26, 2014, William Cobb filed a putative shareholder class action in Suffolk County Superior Court, Massachusetts, asserting claims similar to those asserted in Taxman. The Company has not recorded any expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from these matters.
Mirowski
Medtronic is a licensee to the RE 38,119 patent ('119 Patent) and RE 38,897 patent ('897 Patent) owned by Mirowski Family Ventures, LLC (Mirowski) relating to the treatment of hemodynamic dysfunction. Medtronic and Mirowski dispute the application of the '119 and '897 Patents to certain Medtronic cardiac resynchronization products. On December 17, 2007, Medtronic filed an action in U.S. District Court for the District of Delaware seeking a declaration that none of its products infringe any valid claims of either the '119 or '897 Patents. If certain conditions are fulfilled, the '119 and/or '897 Patents are determined to be valid, and the Medtronic products are found to infringe the '119 and/or '897 Patents, Medtronic will be obligated to pay royalties to Mirowski based upon sales of certain cardiac resynchronization therapy-defibrillator (CRT-D) products. On March 30, 2011, the trial court entered a judgment of non-infringement in Medtronic's favor. On September 16, 2012, the Federal Circuit reversed and remanded the trial court's decision for a new trial, based on its holding that the trial court did not properly allocate the burden of proof in the initial proceedings. Medtronic's petition for certiorari to the U.S. Supreme Court was granted, and on January 22, 2014, the Supreme Court reversed the Federal Circuit's decision regarding the burden of proof. On March 11, 2014, the Federal Circuit affirmed the trial court's judgment of non-infringement. On August 6, 2014, Mirowski filed a petition for certiorari to the U.S. Supreme Court asking for further review of the Federal Circuit's affirmance. The Company has not recorded an expense pursuant to U.S. GAAP requirements in connection with this matter because any loss is not probable or reasonably estimable. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from this matter.
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
On October 14, 2010, the Company received a subpoena issued by the U.S. Attorney's Office for the Western District of New York pursuant to the Health Insurance Portability & Accountability Act of 1996, relating to the Company's sales, marketing, and reimbursement support practices regarding certain neurostimulation devices. The Company is fully cooperating with this inquiry. The Company recorded an expense of $3 million in the first quarter of fiscal year 2015, related to probable and reasonably estimated damages in connection with this matter.
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
On December 3, 2013, the Company received a subpoena for records from the U.S. Attorney's Office for the District of Minnesota, requesting information relating to the Company's compliance with the Trade Agreements Act. The Company is fully cooperating with this inquiry.
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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 20 – Segment and Geographic Information
Segment information
The Company’s management evaluates performance and allocates resources based on profit and loss from operations before income taxes and interest expense, net, not including special charges, restructuring charges, net, certain litigation charges, net, and acquisition-related items. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 25, 2014.
The Company operates under three reportable segments and three operating segments. The Company's Cardiac and Vascular Group consists of three businesses: Cardiac Rhythm & Heart Failure, Coronary & Structural Heart, and Aortic & Peripheral. The primary products sold by this operating segment include those for cardiac rhythm disorders and cardiovascular disease. The Company's Restorative Therapies Group consists of three businesses: Spine, Neuromodulation, and Surgical Technologies. The primary products sold by this operating segment include those for spinal conditions and musculoskeletal trauma, neurological disorders, urological and digestive disorders, and ear, nose, and throat conditions. The primary products sold by the Company's Diabetes Group include those for diabetes management.
Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. Net sales and earnings before income taxes by reportable segment are as follows:

	Three months ended
(in millions)	July 25, 2014	July 26, 2013
Cardiac and Vascular Group	$2,254	$2,160
Restorative Therapies Group	1,603	1,554
Diabetes Group	416	369
Total Net Sales	$4,273	$4,083

	Three months ended
(in millions)	July 25, 2014	July 26, 2013
Cardiac and Vascular Group	$712	$756
Restorative Therapies Group	410	421
Diabetes Group	120	75
Total Reportable Segments’ Earnings Before Income Taxes	1,242	1,252
Special charges	—	(40)
Restructuring charges, net	(30)	(18)
Acquisition-related items	(41)	96
Interest expense, net	(5)	(40)
Corporate	(83)	(97)
Earnings Before Income Taxes	$1,083	$1,153

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Geographic information
Net sales to external customers by geography are as follows:

	Three months ended
(in millions)	July 25, 2014	July 26, 2013
United States	$2,333	$2,206
Europe and Canada	1,081	1,046
Asia-Pacific	649	656
Other Foreign	210	175
Total Net Sales	$4,273	$4,083
Certain prior period net sales to external customers by geography have been corrected to conform to the current period classification. These revisions are considered immaterial.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic, Inc. and its subsidiaries (Medtronic or the Company). For a full understanding of financial condition and results of operations, you should read this discussion along with management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended April 25, 2014. In addition, you should read this discussion along with our condensed consolidated financial statements and related notes thereto as of July 25, 2014.
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
We operate under three reportable segments and three operating segments, the Cardiac and Vascular Group (composed of the Cardiac Rhythm & Heart Failure, Coronary & Structural Heart, and Aortic & Peripheral businesses), the Restorative Therapies Group (composed of the Spine, Neuromodulation, and Surgical Technologies businesses), and the Diabetes Group. In the first quarter of fiscal year 2015, we realigned our Cardiac and Vascular Group businesses with a specific focus on comprehensive disease management. This change did not impact our reportable segments or operating segments. See Note 20 to the current period’s condensed consolidated financial statements for additional discussion related to our segment reporting.
Net earnings for the first quarter of fiscal year 2015 were $871 million, or $0.87 per diluted share, as compared to net earnings of $953 million, or $0.93 per diluted share for the same period in the prior fiscal year, representing a decrease of 9 percent and 6 percent, respectively. The decrease in net earnings and diluted earnings per share compared to the same period in the prior fiscal year was primarily driven by the favorable change in fair value of contingent consideration payments in the prior year. Net earnings for the three months ended July 25, 2014 included restructuring charges, net and acquisition-related items that decreased net earnings by an aggregate of $63 million ($71 million pre-tax). Net earnings for the three months ended July 26, 2013 included after-tax special charges, restructuring charges, and acquisition-related items that increased net earnings by an aggregate of $55 million ($38 million pre-tax). See further discussion of these items in the “Special Charges, Restructuring Charges, Net, and Acquisition-Related Items” section of this management’s discussion and analysis.
The table below illustrates net sales by operating segment for the three months ended July 25, 2014 and July 26, 2013:

	Three months ended
(dollars in millions)	July 25, 2014	July 26, 2013	% Change
Cardiac and Vascular Group	$2,254	$2,160	4%
Restorative Therapies Group	1,603	1,554	3
Diabetes Group	416	369	13
Total Net Sales	$4,273	$4,083	5%
Net sales for the three months ended July 25, 2014 were $4.273 billion, an increase of 5 percent compared to the same period in the prior fiscal year. Foreign currency translation had a favorable impact of $34 million on net sales for the three months ended July 25, 2014 compared to the same period in the prior fiscal year. Net sales growth was driven by a 4 percent increase in our Cardiac and Vascular Group, 3 percent increase in our Restorative Therapies Group, and 13 percent increase in our Diabetes Group compared to the same period in the prior fiscal year. The Cardiac and Vascular Group’s performance for the three months ended July 25, 2014 was primarily a result of strong net sales in Low Power and AF and Other, solid growth in Structural Heart and Aortic & Peripheral, partially offset by declines in High Power and Coronary. Additionally, the Cardiac and Vascular Group’s performance for the three months ended July 25, 2014 was favorably affected by new products and the August 2013 acquisition of Cardiocom and January 2014 acquisition of TYRX, Inc. (TYRX). The Restorative Therapies Group’s performance for the three months ended July 25, 2014 was favorably impacted by strong growth in Neuromodulation and solid growth in Surgical Technologies, partially offset by declines in Spine, primarily driven by BMP (composed of INFUSE bone graft (InductOs in the European Union)) and Core Spine. The Diabetes Group’s performance for the three months ended July 25, 2014 was due to strong net sales in the U.S driven by the ongoing launch of the MiniMed 530G System with Enlite Sensor as well as strong net sales in international markets driven by continued adoption and use of the Veo insulin pump with low-glucose suspend and Enlite continuous glucose monitoring (CGM) sensor. See our discussion in the “Net Sales” section of this management’s discussion and analysis for more information on the results of our operating segments.
We remain committed to our Mission of developing lifesaving and life-enhancing therapies to alleviate pain, restore health, and extend life.
Pending Acquisition of Covidien plc
On June 15, 2014, Medtronic, Inc. entered into a Transaction Agreement (the Transaction Agreement) by and among Medtronic, Inc., Covidien public limited company, an Irish public limited company (Covidien), Medtronic Holdings Limited (f/k/a Kalani I Limited), a private limited company organized under the laws of Ireland that will be renamed Medtronic plc (New Medtronic), Makani II Limited, a private limited company organized under the laws of Ireland and a wholly-owned subsidiary of New Medtronic (IrSub), Aviation Acquisition Co., Inc., a Minnesota corporation (U.S. AcquisitionCo), and Aviation Merger Sub, LLC, a Minnesota limited liability company and a wholly-owned subsidiary of U.S. AcquisitionCo (MergerSub). Under the terms of the Transaction Agreement, (i) New Medtronic and IrSub will acquire Covidien (the Acquisition) pursuant to the Irish Scheme of Arrangement under Section 201, and a capital reduction under Sections 72 and 74, of the Irish Companies Act of 1963 (the Arrangement) and (ii) MergerSub will merge with and into Medtronic, Inc., with Medtronic, Inc. continuing as the surviving corporation in the merger (such merger, the Merger, and the Merger together with the Acquisition, the Pending Acquisition). As a result of the Pending Acquisition, both Medtronic, Inc. and Covidien will become wholly-owned direct or indirect subsidiaries of New Medtronic.
(a) At the effective time of the Arrangement, Covidien shareholders will be entitled to receive $35.19 in cash and 0.956 of a newly issued New Medtronic share (the Arrangement Consideration) in exchange for each Covidien share held by such shareholders, and (b) at the effective time of the Merger, each share of Medtronic, Inc. common stock will be converted into the right to receive one New Medtronic share. The total cash and stock value of the Pending Acquisition is approximately $42.9 billion based on Medtronic, Inc.’s closing share price of $60.70 on June 13, 2014. It is expected that immediately after the closing of the Pending Acquisition, Covidien shareholders will own approximately 30 percent of New Medtronic on a fully diluted basis. Shares of New Medtronic are expected to trade on the New York Stock Exchange.
The Transaction Agreement may be terminated by mutual written consent of the parties. The Transaction Agreement also contains certain termination rights, including, among others, the right of either party to terminate if (a) the Arrangement has not become effective by March 15, 2015 (the End Date), subject to certain conditions, provided that the End Date will be extended to June 15, 2015 in certain circumstances, (b) the Covidien or Medtronic, Inc. shareholder approvals are not obtained, (c) the other party breaches its representations and covenants and such breach would result in the closing conditions not being satisfied, subject to a cure period, (d) the Irish High Court declines to sanction the Arrangement, unless both parties agree to appeal the decision, or (e) there is a failure of the tax condition as described in Medtronic, Inc.’s Current Report on Form 8-K filed with the SEC on June 16, 2014. Covidien also has the right, prior to the receipt of Covidien shareholder approval, to terminate the Transaction Agreement to accept a Covidien Superior Proposal (as defined in the Transaction Agreement) in certain circumstances.
The Transaction Agreement also provides that Medtronic, Inc. must pay Covidien a termination fee of $850 million if the Transaction Agreement is terminated because the Medtronic, Inc. board of directors changes its recommendation for the transaction and the Medtronic, Inc. shareholders vote against the Transaction, and either (i) Covidien obtained the requisite Covidien shareholder approval or (ii) Medtronic, Inc. effected such termination prior to the completion of the Covidien shareholder meeting.
The consummation of the Pending Acquisition is subject to certain conditions, including approvals by Medtronic, Inc. and Covidien shareholders. In addition, the proposed transaction requires regulatory clearances in the U.S., the European Union, China, and certain other countries. The Pending Acquisition is expected to close in the fourth calendar quarter of 2014 or early 2015. Covidien is a global health care products company that creates innovative medical solutions for better patient outcomes and delivers value through clinical leadership and excellence. Covidien develops, manufactures, and sells a diverse range of industry-leading medical device and supply products.
In conjunction with the Pending Acquisition of Covidien, on June 15, 2014, Medtronic, Inc. entered into a senior unsecured bridge credit agreement (the Bridge Credit Agreement) among Medtronic, Inc., New Medtronic, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent. Under the Bridge Credit Agreement, Bank of America, N.A. has committed to provide Medtronic, Inc. with unsecured financing in an aggregate principal amount of up to $2.8 billion for a 364-day period from the date that any loans are funded under the Bridge Credit Agreement. The commitments are intended to be drawn to finance, in part, the cash component of the acquisition consideration and certain transaction expenses to the extent Medtronic, Inc. does not arrange for alternative financing prior to the consummation of the Pending Acquisition. New Medtronic has guaranteed the obligations of Medtronic, Inc. under the Bridge Credit Agreement. If Medtronic, Inc. draws loans under the Bridge Credit Agreement, it intends to refinance any debt incurred thereunder.
Medtronic, Inc. expects that it, New Medtronic and IrSub will require approximately an additional $13.2 billion in order to finance the remaining cash component of the acquisition consideration, excluding certain transaction expenses. Medtronic, Inc. expects that it, or its affiliates, will have cash equivalents in such amount available to it by the time of the consummation of the Pending Acquisition. In order to backstop the anticipated amount of cash on hand at the consummation of the Pending Acquisition, on June 15, 2014, IrSub entered into a senior unsecured cash bridge credit agreement (the Cash Bridge Credit Agreement and together with the Bridge Credit Agreement, the Credit Agreements) among IrSub, New Medtronic, the lenders from time to time party thereto and Bank of America as administrative agent. Under the Cash Bridge Credit Agreement, Bank of America, N.A. has committed to provide IrSub with unsecured financing in an aggregate principal amount of up to $13.5 billion for a 60-day period from the date that any loans are funded under the Cash Bridge Credit Agreement. New Medtronic has also guaranteed the obligations of IrSub under the Cash Bridge Credit Agreement and each of Medtronic, Inc. and Covidien has agreed to provide additional guarantees of such obligations following the consummation of the Pending Acquisition. IrSub is not currently planning to draw funds under the Cash Bridge Credit Agreement. Instead, IrSub expects to obtain intercompany loans on arm’s length terms from certain Medtronic, Inc. affiliates using proceeds of the liquidation of cash equivalents by such Medtronic, Inc. affiliates. If IrSub draws loans under the Cash Bridge Credit Agreement, such loans would be expected to be repaid from the proceeds of intercompany loans on arm’s length terms from certain Medtronic, Inc. affiliates using proceeds from the liquidation of cash equivalents by such Medtronic, Inc. affiliates.
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
For additional information concerning the Pending Acquisition, New Medtronic has filed with the Securities and Exchange Commission (the SEC) a registration statement on Form S-4 that includes the preliminary Joint Proxy Statement of Medtronic, Inc. and Covidien that also constitutes a preliminary Prospectus of New Medtronic. The registration statement is not complete and will be further amended. Medtronic and Covidien plan to mail to their respective shareholders the final Joint Proxy Statement/Prospectus (including the Arrangement) in connection with the transactions.

CRITICAL ACCOUNTING ESTIMATES
We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 25, 2014.
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
Tax Strategies
Our effective tax rate is based on income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may or may not prevail. These reserves are established and adjusted in accordance with the principles of U.S. GAAP. Under U.S. GAAP, if we determine that a tax position is more likely than not to be sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50 percent likely to be realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. We regularly monitor our tax positions and tax liabilities. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit, or derecognize a previously recorded tax benefit, when (i) there is a completion of a tax audit, (ii) there is a change in applicable tax law including a tax case or legislative guidance, or (iii) there is an expiration of the statute of limitations. Significant judgment is required in accounting for tax reserves. Although we believe that we have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on our effective tax rate in future periods.
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
The Company’s overall tax rate including the tax impact of restructuring charges, net and acquisition-related items resulted in an effective tax rate of 19.6 percent for the three months ended July 25, 2014. Excluding the impact of the restructuring charges, net and acquisition-related items for the three months ended July 25, 2014, our operational and tax strategies have resulted in a non-GAAP nominal tax rate of 19.1 percent versus the U.S. Federal statutory rate of 35.0 percent. An increase in our nominal tax rate of 1 percent would result in an additional income tax provision for the three months ended July 25, 2014 of approximately $12 million. See discussion of our tax rate and the tax adjustments in the “Income Taxes” section of this management’s discussion and analysis.
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
Goodwill is the excess of the purchase price (consideration transferred) over the estimated fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually in the third quarter or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our condensed consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. Goodwill was $10.696 billion and $10.593 billion as of July 25, 2014 and April 25, 2014, respectively.

Other intangible assets include patents, trademarks, purchased technology, and IPR&D (since April 25, 2009). Intangible assets with a definite life are amortized on a straight-line or accelerated basis, as appropriate, with estimated useful lives ranging from three to 20 years. IPR&D is tested for impairment annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. We review other definite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. Our impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future revenue and expense growth rates, selection of appropriate discount rate, asset groupings, and other assumptions and estimates. We use estimates that are consistent with our business plans and a market participant view of the assets being evaluated. Actual results may differ from our estimates due to a number of factors including, among others, changes in competitive conditions, timing of regulatory approval, results of clinical trials, changes in worldwide economic conditions, and fluctuations in foreign currency exchange rates. These risk factors are discussed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended April 25, 2014. Other intangible assets, net of accumulated amortization, were $2.341 billion and $2.286 billion as of July 25, 2014 and April 25, 2014, respectively.
Contingent consideration is recorded at the acquisition date at the estimated fair value of the contingent consideration for all acquisitions subsequent to April 24, 2009. The acquisition date fair value is measured based on the consideration expected to be transferred (probability-weighted), discounted back to present value. The discount rate used is determined at the time of measurement in accordance with accepted valuation methods. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within acquisition-related items in our condensed consolidated statements of earnings. Changes to the fair value of contingent consideration can result from changes in discount rates, the timing and amount of revenue estimates, or in the timing or likelihood of achieving the milestones which trigger payment. Using different valuation assumptions including revenue or cash flow projections, growth rates, discount rates, or probabilities of achieving the milestones result in different fair value measurements, future amortization expense, and expense in the current or future periods. Contingent consideration was $87 million and $68 million as of July 25, 2014 and April 25, 2014, respectively.
NEW ACCOUNTING PRONOUNCEMENTS
Information regarding new accounting pronouncements is included in Note 2 to the current period’s condensed consolidated financial statements.
ACQUISITIONS
On July 25, 2014, the Company acquired Visualase, Inc. (Visualase), a privately held developer of minimally invasive MRI guided laser ablation for surgical applications. Total consideration for the transaction was approximately $97 million. Based upon a preliminary acquisition valuation, the Company acquired $66 million of technology-based intangible assets with an estimated useful life of 10 years at the time of acquisition and $49 million of goodwill. The acquired goodwill is not deductible for tax purposes.
On June 20, 2014, the Company acquired Corventis, Inc. (Corventis), a privately held developer of wearable, wireless technologies for cardiac disease. Total consideration for the transaction was approximately $131 million, including settlement of outstanding debt to Medtronic of $50 million. Based upon a preliminary acquisition valuation, the Company acquired $80 million of technology-based intangible assets with an estimated useful life of 16 years at the time of acquisition and $50 million of goodwill. The acquired goodwill is not deductible for tax purposes.
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

NET SALES
The table below illustrates net sales by product line and operating segment for the three months ended July 25, 2014 and July 26, 2013:

	Three months ended
(dollars in millions)	July 25, 2014	July 26, 2013	% Change
High Power	$627	$655	(4)%
Low Power	525	474	11
AF & Other	104	64	63
CARDIAC RHYTHM & HEART FAILURE	1,256	1,193	5
Coronary	428	435	(2)
Structural Heart	338	313	8
CORONARY & STRUCTURAL HEART	766	748	2
AORTIC & PERIPHERAL	232	219	6
TOTAL CARDIAC & VASCULAR GROUP	2,254	2,160	4
Core Spine	552	563	(2)
Interventional Spine	81	78	4
BMP	110	124	(11)
SPINE	743	765	(3)
NEUROMODULATION	479	428	12
SURGICAL TECHNOLOGIES	381	361	6
TOTAL RESTORATIVE THERAPIES GROUP	1,603	1,554	3
DIABETES GROUP	416	369	13
TOTAL	$4,273	$4,083	5%
Net sales for the three months ended July 25, 2014 were favorably impacted by foreign currency translation of $34 million when compared to the same period of the prior fiscal year. The primary exchange rate movements that impacted our consolidated net sales growth was the U.S. dollar as compared to the Euro. The impact of foreign currency fluctuations on net sales was not indicative of the impact on net earnings due to foreign currency impact on operating costs and expenses and our hedging activities. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk”, Note 9 to the current period’s condensed consolidated financial statements, and our Annual Report on Form 10-K for the year ended April 25, 2014 for further details on foreign currency instruments and our related risk management strategies.
Cardiac and Vascular Group
The Cardiac and Vascular Group is composed of the Cardiac Rhythm & Heart Failure, Coronary & Structural Heart, and Aortic & Peripheral businesses. The Cardiac and Vascular Group's products, with a specific focus on comprehensive disease management, include pacemakers, insertable and external cardiac monitors, implantable defibrillators, leads and delivery systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation (AF), information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, therapies for uncontrolled hypertension, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group also includes Cardiocom and Cath Lab Managed Services (CLMS). The Cardiac and Vascular Group’s net sales for the three months ended July 25, 2014 were $2.254 billion, an increase of 4 percent compared to the same period in the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three months ended July 25, 2014 of $22 million compared to the same period in the prior fiscal year. The Cardiac and Vascular Group’s performance for the three months ended July 25, 2014 was primarily a result of strong net sales in Low Power and AF and Other, solid growth in Structural Heart and Aortic & Peripheral, partially offset by declines in High Power and Coronary. Additionally, the Cardiac and Vascular Group’s performance for the three months ended July 25, 2014 was favorably affected by new products and the August 2013 acquisition of Cardiocom and January 2014 acquisition of TYRX. See the more detailed discussion of each business’s performance below.

Cardiac Rhythm & Heart Failure net sales for the three months ended July 25, 2014 were $1.256 billion, an increase of 5 percent compared to the same period in the prior fiscal year. Net sales of our High Power products for the three months ended July 25, 2014 decreased primarily due to net sales declines in the U.S. Net sales of our High Power products in the U.S. were impacted by declines in implant volumes. International net sales were flat compared to the same period in the prior fiscal year driven by the success of our Attain Performa quadripolar CRT-D system, offset by pricing pressures in certain international markets. Worldwide net sales of our Low Power products for the three months ended July 25, 2014 increased primarily driven by the strong ongoing global launch of Reveal LINQ insertable cardiac monitor. AF and Other net sales increased primarily due to the continued global acceptance of the Arctic Front Advance Cardiac CryoAblation Catheter (Arctic Front) system and net sales from the acquisition of Cardiocom and CLMS.
Coronary & Structural Heart net sales for the three months ended July 25, 2014 were $766 million, an increase of 2 percent compared to the same period in the prior fiscal year. Coronary net sales decreased primarily due to pricing pressures in the U.S., Western Europe, and India, partially offset by worldwide share gains in drug-eluting stents, driven by the continued strength of our Resolute Integrity drug-eluting coronary stent. We launched small vessel sizes of this product in Japan in the second quarter of fiscal year 2014. Structural Heart net sales increased primarily driven by strong execution on the ongoing U.S. launch of CoreValve transcatheter aortic heart valve. Growth was negatively affected by a difficult comparison in Germany, where customers made advanced purchases of CoreValve product during the first quarter of fiscal year 2014 in anticipation of the since resolved CoreValve injunction.
Aortic & Peripheral net sales for the three months ended July 25, 2014 were $232 million, an increase of 6 percent compared to the same period in the prior fiscal year. The increase in Aortic & Peripheral net sales for the three months ended July 25, 2014 was driven by strong sales of our Valiant Captivia Thoracic Stent Graft System, as well as the Endurant II Abdominal Aortic Aneurysm (AAA) Stent Graft System in Japan. For the three months ended July 25, 2014, growth was partially offset by the divestiture of a reentry catheter product line in the second quarter of fiscal year 2014, the removal of a peripheral below-the-knee product from the market, and increased competitive and pricing pressures in the U.S, Western Europe, and Japan.
Looking ahead, we expect our Cardiac and Vascular Group could be impacted by the following:

•	Increasing competition, fluctuations in foreign currency, and continued pricing pressures.

•
Continued acceptance and future growth from Reveal LINQ, our next-generation insertable cardiac monitor launched in international and U.S. markets in the third and fourth quarters of fiscal year 2014, respectively.

•
Continued and future growth from the Arctic Front system, including the second generation Arctic Front Advance Cardiac Cryoballoon. The Arctic Front system is a cryoballoon indicated for the treatment of drug refractory paroxysmal atrial fibrillation. The cryoballoon treatment involves a minimally invasive procedure that efficiently creates circumferential lesions around the pulmonary vein, which studies have indicated is the source of erratic electrical signals that cause irregular heartbeat.

•
Continued acceptance and future growth from the Viva/Brava family of CRT-D devices and the Attain Performa portfolio of quadripolar leads. The Viva/Brava family of CRT-D devices utilizes a new algorithm, called AdaptivCRT, which improves patients’ response rates to CRT-D therapy by preserving the patients’ normal heart rhythms and continually adapts to individual patient needs. Our Viva/Brava CRT-D devices received CE Mark approval in August 2012, received U.S. FDA approval in May 2013, and launched in Japan in the third quarter of fiscal year 2014. Paired with Viva/Brava Quad CRT-D, Attain Performa leads provide additional options for physicians to optimize patient therapy. Our Attain Performa quadripolar lead system received CE Mark approval in March 2013, launched in Japan in the third quarter of fiscal year 2014, and received U.S. FDA approval in August 2014.

•
Integration of TYRX into the Cardiac and Vascular Group. TYRX was acquired in January 2014. We believe that this proprietary technology reduces infections that can result from device implants. Currently, we are leveraging this technology in the Cardiac Rhythm & Heart Failure business, and ultimately we intend to leverage this technology in other businesses such as Neuromodulation.

•	Integration of Corventis into the Cardiac and Vascular Group. Corventis was acquired in June 2014.

•
Continued acceptance and future growth from the Evera family of ICDs. The Evera family of ICDs has increased battery longevity, advanced shock reduction technology, and a contoured shape with thin, smooth edges that better fits inside the body. We received CE Mark approval for our Evera MRI SureScan ICD, the only ICD system approved for full-body MRI scans, late in the fourth quarter of fiscal year 2014.

•
Continued acceptance and future growth from the Advisa DR MRI SureScan pacing system. The Advisa DR MRI SureScan is our second-generation MRI pacing system and is the first system to combine advanced pacing technology with proven MRI access. In the third quarter of fiscal year 2014, we received expanded labeling for full-body MRI scans from the U.S. FDA.

•
Acceptance of Cardiocom's remote telemonitoring solutions business for the management of chronic diseases such as heart failure, diabetes, and hypertension. Cardiocom was acquired in August 2013. In the third quarter of fiscal year 2014, Cardiocom launched a readmission reduction program focused on minimizing heart failure readmission penalties for U.S. hospitals.

•
Acceptance of our CLMS business. CLMS provides a unique service offering, whereby we enter into long-term contracts with hospitals, both within Europe and in certain other regions around the world, to upgrade and more effectively manage their cath lab and hybrid operating rooms.

•
Continued acceptance of our CoreValve transcatheter heart valve technologies for the replacement of the aortic valve. We received U.S. FDA approval for our CoreValve transcatheter aortic heart valve for extreme risk patients in the U.S in the third quarter of fiscal year 2014. We received U.S. FDA approval for high risk patients in June 2014.

•
Continued acceptance of the Resolute Integrity drug-eluting coronary stent and the Integrity bare metal stent. We launched small vessel sizes and longer lengths of our Resolute Integrity drug-eluting coronary stent in Japan during the second and third quarters of fiscal year 2014, respectively. The global stent market continues to experience pricing pressure resulting from government austerity programs and reimbursement cuts in Western Europe, Japan, and India.

•
Continued worldwide growth of the Valiant Captivia Thoracic Stent Graft System. We received U.S. FDA approval of a dissection indication for the Valiant Captivia Thoracic Stent Graft System in January 2014.

•	Continued and future acceptance of the Endurant II AAA Stent Graft System.
Restorative Therapies Group
The Restorative Therapies Group is composed of the Spine, Neuromodulation, and Surgical Technologies businesses. The Restorative Therapies Group includes products for various areas of the spine, bone graft substitutes, biologic products, trauma, implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, obsessive-compulsive disorder (OCD), overactive bladder, urinary retention, fecal incontinence and gastroparesis, products to treat conditions of the ear, nose, and throat, systems that incorporate advanced energy surgical instruments, and products for surgical thermal ablation and thermal tumor therapy. Additionally, this group manufactures and sells image-guided surgery and intra-operative imaging systems. The Restorative Therapies Group’s net sales for the three months ended July 25, 2014 were $1.603 billion, an increase of 3 percent compared to the same period in the prior fiscal year. Foreign currency translation had a favorable impact on net sales for the three months ended July 25, 2014 of $8 million, compared to the same period in the prior fiscal year. The Restorative Therapies Group’s performance for the three months ended July 25, 2014 was favorably impacted by strong growth in Neuromodulation and solid growth in Surgical Technologies, partially offset by declines in Spine, primarily driven by BMP and Core Spine. See the more detailed discussion of each business’s performance below.
Spine net sales for the three months ended July 25, 2014 were $743 million, a decrease of 3 percent compared to the same period in the prior fiscal year. The decrease in Spine's net sales for the three months ended July 25, 2014 was primarily driven by declines in BMP and Core Spine, partially offset by growth in Interventional Spine. For the three months ended July 25, 2014, net sales for interventional spine grew 4%, primarily driven by our focus on market development strategies in the U.S., Germany, and Japan. Net sales in BMP for the three months ended July 25, 2014 declined 11 percent compared to the same period in the prior fiscal year, driven primarily by a reduction in usage of INFUSE bone grafts due to surgeon and patient selection, payer pushback, and the overall use of smaller kits. Core Spine net sales declined 2 percent for the three months ended July 25, 2014 compared to the same periods in the prior fiscal year, driven primarily by short-term pressure in the U.S. as a result of inventory rebalancing and the timing of new product launches. For the three months ended July 25, 2014, the U.S. Core Spine market was relatively flat.
Neuromodulation net sales for the three months ended July 25, 2014 were $479 million, an increase of 12 percent compared to the same period in the prior fiscal year. The increase in net sales for the three months ended July 25, 2014 was primarily due to strong global growth of our RestoreSensor SureScan MRI system, Gastroenterology & Urology Systems implants in the U.S., and our Activa deep brain stimulation (DBS) systems for movement disorders as a result of both continued referral development in the U.S. and international momentum from the EARLYSTIM data. Net sales of our SureScan MRI system demonstrate our continued strength in the market as we maintained market share leadership globally.

Surgical Technologies net sales for the three months ended July 25, 2014 were $381 million, an increase of 6 percent compared to the same period in the prior fiscal year. The increase in net sales for the three months ended July 25, 2014 was driven by continued worldwide net sales growth across the portfolio of ENT, Neurosurgery, and Advanced Energy. Growth for the three months ended July 25, 2014 was driven by strong growth of Midas Rex products, monitoring, and the Aquamantys Transcollation and PEAK PlasmaBlade technologies, as well as growth in CSF management and power systems. We completed the acquisition of Visualase at the end of Q1, adding a MRI-guided laser ablation technology to our broad suite of neuroscience solutions for neurosurgery.
Looking ahead, we expect our Restorative Therapies Group could be affected by the following:

•	Changes in procedural volumes, competitive and pricing pressure, reimbursement challenges, impacts from changes in the mix of our product offerings, and fluctuations in foreign currency.

•
Market acceptance and continued adoption of innovative new products, such as our Solera spine fixation system, BRYAN Cervical Artificial Disc, our other biologics products, including MagniFuse and Grafton products, and the PRESTIGE LP Cervical Artificial Disc, which received U.S. FDA approval subsequent to July 25, 2014.

•
Market acceptance of premium balloon kyphoplasty (BKP) within Interventional Spine. We remain focused on communicating the clinical and economic benefits for BKP and will continue to tailor this product offering to meet market needs and respond to competitive challenges. We anticipate additional continued pricing pressures and competitive alternatives in the U.S. and European markets. Additionally, opportunities for growth exist in vertebroplasty and other vertebral compression fractures (VCF) treatments. We continue to evaluate global markets and specific therapies for ways to treat more patients with VCF.

•	Acceptance of Kanghui's broad portfolio of trauma, spine, and large-joint reconstruction products focused on the growing global value segment.

•
Adoption rates of stimulators and leads approved for full-body MRI scans to treat chronic pain in major markets around the world. Our European launch occurred in fiscal year 2013. Our launches in the U.S., Japan, and Australia occurred in fiscal year 2014.

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

•	Continued growth from Advanced Energy products and strategies to focus on its four core markets of orthopedic, spine, breast surgery, and Cardiac Rhythm & Heart Failure replacements.

•	Continued acceptance of the Surgical Technologies StealthStation S7 and O-Arm Imaging Systems.

•
Continued acceptance and growth of intraoperative nerve monitoring during surgical procedures utilizing the NIM-Response 3.0 during head and neck surgical procedures. Additionally, continued growth in nerve monitoring utilizing the NIM Eclipse system during spinal surgical procedures.

Diabetes Group
The Diabetes Group products include insulin pumps, CGM systems, insulin pump consumables, and therapy management software. The Diabetes Group’s net sales for the three months ended July 25, 2014 were $416 million, an increase of 13 percent over the same period in the prior fiscal year. Foreign currency translation had a $4 million favorable impact on net sales for the three months ended July 25, 2014 compared to the same period in the prior fiscal year. The Diabetes Group’s performance was primarily the result of 16 percent growth in the U.S. for the three months ended July 25, 2014 compared to the same period in the prior fiscal year. Growth in the U.S. was driven by the ongoing launch of the MiniMed 530G System with Enlite Sensor. Approval was obtained late in the second quarter of fiscal year 2014. Net sales in the international markets increased 9 percent for the three months ended July 25, 2014 compared to the same period in the prior fiscal year. The Diabetes Group's performance in international markets was favorably affected by the continued adoption and use of the Veo insulin pump with low-glucose suspend and Enlite CGM sensor.
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

•
Acceptance and future growth from our next-generation pump system the MiniMed 640G. We expect to launch the MiniMed 640G pump system in certain international markets beginning in the second quarter of fiscal year 2015.

COSTS AND EXPENSES
The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended
	July 25, 2014	July 26, 2013
Cost of products sold	25.9%	25.0%
Research and development expense	8.5	8.8
Selling, general, and administrative expense	35.2	34.7
Special charges	—	1.0
Restructuring charges, net	0.7	0.4
Acquisition-related items	1.0	(2.4)
Amortization of intangible assets	2.0	2.1
Other expense, net	1.2	1.1
Interest expense, net	0.1	1.0
Cost of Products Sold
Cost of products sold as a percent of net sales was higher than our historical levels and increased 0.9 of a percentage point for the three months ended July 25, 2014 compared to the same period in the prior fiscal year. Cost of products sold as a percent of net sales in the three months ended July 25, 2014 was negatively impacted by unfavorable foreign currency, product mix shifts in Cardiac Rhythm and Heart Failure, and reduced reimbursement in Japan as a result of its biennial pricing adjustments. We continue to mitigate pricing pressure through our five-year $1.2 billion cost of products sold reduction program.

Research and Development
We have continued to invest in new technologies to drive future growth. Research and development expense for the three months ended July 25, 2014 was $365 million. For the three months ended July 25, 2014, research and development expense as a percent of net sales decreased 0.3 of a percentage point as compared to the same period in the prior fiscal year. The decrease in research and development expense as a percent of net sales for the three months ended July 25, 2014 was driven by higher net sales as a result of new product launches. Research and development expense remained relatively flat compared to the same period in the prior fiscal year.
Selling, General, and Administrative
Selling, general, and administrative expense for the three months ended July 25, 2014 was $1.506 billion. For the three months ended July 25, 2014, selling, general, and administrative expense as a percent of net sales increased 0.5 of a percentage point as compared to the same period in the prior fiscal year. This increase was primarily a result of investments to drive CoreValve sales and higher incentive payments due to performance of new product launches.
Special Charges, Restructuring Charges, Net, and Acquisition-Related Items
Special charges, restructuring charges, net, and acquisition-related items for the three months ended July 25, 2014 and July 26, 2013 were as follows:

	Three months ended
(in millions)	July 25, 2014	July 26, 2013
Special charges	$—	$40
Restructuring charges, net	30	18
Acquisition-related items	41	(96)
Net tax impact of special charges, restructuring charges, net, and acquisition-related items	(8)	(17)
Total special charges, restructuring charges, net, and acquisition-related items, net of tax	$63	$(55)
Special Charges
During the three months ended July 26, 2013, consistent with the our commitment to improving the health of people and communities throughout the world, we made a $40 million charitable contribution to the Medtronic Foundation, which is a related party non-profit organization.
Restructuring Charges, Net
Fiscal Year 2014 Initiative
The fiscal year 2014 initiative primarily related to our renal denervation business, certain manufacturing shut-downs, and a reduction of back-office support functions in Europe. In the fourth quarter of fiscal year 2014, we recorded a $116 million restructuring charge, which consisted of employee termination costs of $65 million, asset write-downs of $26 million, contract termination costs of $3 million, and other related costs of $22 million. Of the $26 million of asset write-downs, $10 million related to inventory write-offs of discontinued product lines and production-related asset impairments, and therefore, was recorded within cost of products sold in the condensed consolidated statements of earnings. In the first quarter of fiscal year 2015, we recorded a $38 million restructuring charge, which was the final charge related to the fiscal year 2014 initiative and consisted primarily of contract termination and other related costs of $28 million.
As a result of certain employees identified for elimination finding other positions within the Company and revisions to particular strategies, we recorded a $6 million reversal of excess restructuring reserves in the first quarter of fiscal year 2015.
The fiscal year 2014 initiative is scheduled to be substantially complete by the end of the fourth quarter of fiscal year 2015 and is expected to produce annualized operating savings of approximately $60 to $75 million. These savings will arise mostly from reduced compensation expense.

Fiscal Year 2013 Initiative
The fiscal year 2013 initiative was designed to scale back our infrastructure in slower growing areas of our business, while continuing to invest in geographies, businesses, and products where we anticipate faster growth. A number of factors have contributed to ongoing challenging market dynamics, including increased pricing pressure, various governmental austerity measures, and the U.S. medical device excise tax. In the fourth quarter of fiscal year 2013, we recorded a $192 million restructuring charge, which consisted of employee termination costs of $150 million, asset write-downs of $13 million, contract termination costs of $18 million, and other related costs of $11 million. Of the $13 million of asset write-downs, $10 million related to inventory write-offs of discontinued product lines and production-related asset impairments, and therefore, was recorded within cost of products sold in the condensed consolidated statements of earnings. In the first quarter of fiscal year 2014, we recorded an $18 million restructuring charge, which is the final charge related to the fiscal year 2013 initiative and consisted primarily of contract termination costs of $14 million and other related costs of $4 million.
In the first quarter of fiscal year 2015, we recorded a $2 million reversal of excess restructuring reserves as a result of certain employees identified for elimination finding other positions within the Company and revisions to particular strategies.
As a result of certain legal requirements outside the U.S., the fiscal year 2013 initiative is scheduled to be substantially complete by the end of the third quarter of fiscal year 2016.
Acquisition-Related Items
During the three months ended July 25, 2014, we recorded acquisition-related items of $41 million primarily due to costs incurred in connection with the pending Covidien acquisition.
During the three months ended July 26, 2013, we recorded net income from acquisition-related items of $96 million related to the change in fair value of contingent consideration associated with Ardian, Inc. (Ardian) acquisition.
Amortization of Intangible Assets
Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets consisting of patents, trademarks, tradenames, purchased technology, and other intangible assets. For the three months ended July 25, 2014, amortization expense was $87 million, as compared to $86 million for the same periods of the prior fiscal year. For the three months ended July 25, 2014, the slight increase in amortization expense over the same period in the prior fiscal year of $1 million was primarily due to the second quarter fiscal year 2014 acquisition of Cardiocom and the third quarter fiscal year 2014 acquisition of TYRX, partially offset by reduced ongoing amortization expense from certain intangible assets that became fully amortized.
Other Expense, Net
Other expense, net includes royalty income and expense, realized equity security gains and losses, realized foreign currency transaction and derivative gains and losses, impairment charges on equity securities, the Puerto Rico excise tax, and the U.S. medical device excise tax. For the three months ended July 25, 2014, other expense, net was $51 million as compared to $44 million for the same period in the prior fiscal year. For the three months ended July 25, 2014, the net expense increased $7 million primarily due to the impact of foreign currency gains and losses, partially offset by gains on certain available-for-sale marketable equity securities. For the three months ended July 25, 2014, total foreign currency losses recorded in other expense, net were $9 million compared to gains of $18 million in the same period in the prior fiscal year.
Interest Expense, Net
Interest expense, net includes interest earned on our cash, cash equivalents, and investments, interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt discounts, the net realized and unrealized gain or loss on trading securities, ineffectiveness on interest rate derivative instruments, amortization of terminated interest rate swap agreements, and the net realized gain or loss on the sale or impairment of available-for-sale debt securities. For the three months ended July 25, 2014, interest expense, net was $5 million, as compared to $40 million for the same period of the prior fiscal year. The decrease in interest expense, net during the three months ended July 25, 2014 was driven by an increase in interest income due to higher yielding investments earned on a higher investment balance as a result of changes in our investment strategy.

INCOME TAXES

	Three months ended
(dollars in millions)	July 25, 2014	July 26, 2013
Provision for income taxes	$212	$200
Effective tax rate	19.6%	17.3%
Net tax impact of special charges, restructuring charges, net, and acquisition-related items	(0.5)	2.2
Non-GAAP nominal tax rate(1)	19.1%	19.5%

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

Our effective tax rate for the three months ended July 25, 2014 was 19.6 percent, compared to 17.3 percent for the three months ended July 26, 2013. The increase in our effective tax rate was primarily due to the tax impact of special charges, restructuring charges, net, acquisition-related items, and the expiration of the U.S. federal research and development tax credit on December 31, 2013, partially offset by the benefit from year-over-year changes in operational results by jurisdiction. Our non-GAAP nominal tax rate for the three months ended July 25, 2014 was 19.1 percent, compared to 19.5 percent for the three months ended July 26, 2013. The decrease in our non-GAAP nominal tax rate was primarily due to the year-over-year changes in operational results by jurisdiction, partially offset by the expiration of the U.S. federal research and development tax credit on December 31, 2013.
As of July 25, 2014, there were no changes to significant unresolved matters with the U.S. Internal Revenue Service or foreign tax authorities from what we disclosed in our Annual Report on Form 10-K for the year ended April 25, 2014.
See Note 14 to the condensed consolidated financial statements for additional information.
LIQUIDITY AND CAPITAL RESOURCES

(dollars in millions)	July 25, 2014	April 25, 2014
Working capital	$15,337	$15,651
Current ratio*	3.8:1.0	3.8:1.0
Cash, cash equivalents, and current investments	$13,962	$14,241
Less: Short-term borrowings and long-term debt	12,800	11,928
Net cash position**	$1,162	$2,313

*	Current ratio is the ratio of current assets to current liabilities.
**
Net cash position is the sum of cash, cash equivalents, and current investments less short-term borrowings and long-term debt and excludes non-current investments that are not considered readily available to fund current operations.

As of July 25, 2014, we believe our strong balance sheet and liquidity provide us with flexibility for the future. We believe our existing cash and investments, as well as our $2.250 billion syndicated credit facility and related commercial paper program ($830 million of commercial paper outstanding as of July 25, 2014), will satisfy our foreseeable working capital requirements for at least the next 12 months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions. We also generally expect to refinance current maturities of long-term debt. See Note 8 to the current period’s condensed consolidated financial statements for additional information regarding the Company's long-term debt. At July 25, 2014, our Moody's ratings remain unchanged as compared to those at April 25, 2014 with a long-term debt rating of A2 and short-term debt rating of P-1. S&P Ratings Services' long-term debt rating and short-term debt rating remain unchanged at AA- and A-1+, respectively, as compared to the ratings at April 25, 2014. Subsequent to our announcement regarding our planned $42.9 billion acquisition of Covidien, on June 16, 2014, S&P Ratings Services placed Medtronic’s long-term debt rating of AA- on CreditWatch, reflecting its expectation of a potential future one- or two- notch downgrade, as a result of the anticipated increase in net leverage, if the transaction is consummated. S&P Ratings Services also noted that they expect to lower Medtronic’s short-term debt rating from A-1+ to A-1 if the transaction goes through as expected. We do not expect this CreditWatch to have a significant impact on our liquidity or future flexibility to access additional liquidity given our strong balance sheet, our syndicated credit facility and related commercial paper program discussed above and within the “Debt and Capital” section of this management’s discussion and analysis, and the Bridge Credit Agreement and Cash Bridge Credit Agreement (Credit Agreements) entered into in June 2014. See the "Executive Level Overview - Pending Acquisition of Covidien plc" section of this management's discussion and analysis for additional information regarding our planned acquisition of Covidien and related Credit Agreements.
Our net cash position as of July 25, 2014, as defined above, decreased by $1,151 million as compared to April 25, 2014. The decrease was primarily related to the $750 million settlement payment made to Edwards Lifesciences Corporation (Edwards) on May 23, 2014.
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
A significant amount of our earnings occur outside the U.S., and are indefinitely reinvested in non-U.S. subsidiaries, resulting in a majority of our cash, cash equivalents, and investments being held by such non-U.S. subsidiaries. As of July 25, 2014 and April 25, 2014, approximately $13.914 billion and $13.968 billion, respectively, of cash, cash equivalents, and investments in marketable debt and equity securities were held by our non-U.S. subsidiaries. These funds are available for use by our non-U.S. operations. To fund a portion of the planned acquisition of Covidien, we expect to liquidate approximately $13.5 billion of these assets and lend the cash and cash equivalents on an arm's length, intercompany basis to the subsidiary of New Medtronic that will use that cash to effect the acquisition. We continue to be focused on goals to grow our business through increased globalization of the Company with emerging markets continuing to be a significant driver of potential growth. However, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would generally be subject to U.S. tax. As a result, we continue to accumulate earnings overseas for investment in operations outside the U.S. and to use cash generated from U.S. operations as well as short- and long-term borrowings to meet our U.S. cash needs. Should we require more capital in the U.S. than is generated by our U.S. operations, we could elect to repatriate earnings from our non-U.S. subsidiaries or raise additional capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or other dilution of our earnings.
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
For the three months ended July 25, 2014, the total other-than-temporary impairment losses on available-for-sale debt securities were not significant. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recorded all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of cost. As of July 25, 2014, we have $58 million of gross unrealized losses on our aggregate short-term and long-term available-for-sale debt securities of $12.703 billion; if market conditions deteriorate, some of these holdings may experience other-than-temporary impairment in the future which could have a material impact on our financial results. Management is required to use estimates and assumptions in its valuation of our investments, which requires a high degree of judgment, and therefore, actual results could differ materially from those estimates. See Note 7 to the current period’s condensed consolidated financial statements for additional information regarding fair value measurements.

SUMMARY OF CASH FLOWS

	Three months ended
(in millions)	July 25, 2014	July 26, 2013
Cash provided by (used in):
Operating activities	$310	$983
Investing activities	(6)	(666)
Financing activities	(355)	(422)
Effect of exchange rate changes on cash and cash equivalents	(16)	14
Net change in cash and cash equivalents	$(67)	$(91)
Operating Activities
Our net cash provided by operating activities was $310 million for the three months ended July 25, 2014 compared to $983 million for the three months ended July 26, 2013. The $673 million decrease in net cash provided by operating activities was primarily attributable to the $750 million settlement payment made to Edwards on May 23, 2014.
Investing Activities
Our net cash used in investing activities was $6 million for the three months ended July 25, 2014 compared to $666 million for the three months ended July 26, 2013. The $660 million decrease in net cash used in investing activities during the three months ended July 25, 2014 was primarily attributable to decreased net purchases of marketable securities compared to the same period in the prior fiscal year.
Financing Activities
Our net cash used in financing activities was $355 million for the three months ended July 25, 2014 compared to $422 million for the three months ended July 26, 2013. The $67 million decrease in net cash used in financing activities was primarily attributable to lower levels of common stock issuances under employee stock purchase and award plans partially offset by a slightly lower amount of common stock repurchases compared to the same period in the prior year.
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

We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, or cash flows. Presented below is a summary of contractual obligations and other minimum commercial commitments as of July 25, 2014. See Note 8 to the current period’s condensed consolidated financial statements for additional information regarding long-term debt. Additionally, see Note 14 to the current period’s condensed consolidated financial statements for additional information regarding accrued income tax obligations, which are not reflected in the table below.

	Maturity by Fiscal Year
(in millions)	Total	Remaining 2015	2016	2017	2018	2019	Thereafter
Contractual obligations related to off-balance sheet arrangements:
Operating leases(1)	$276	$91	$80	$46	$22	$12	$25
Inventory purchases(2)	171	102	57	6	—	—	6
Commitments to fund minority investments/contingent acquisition consideration(3)	550	68	53	151	41	40	197
Interest payments(4)	5,019	404	350	320	324	311	3,310
Other(5)	183	52	37	20	9	3	62
Total	$6,199	$717	$577	$543	$396	$366	$3,600

Contractual obligations reflected in the balance sheet:
Long-term debt, including current portion(6)	$11,375	$1,250	$1,100	$500	$1,000	$400	$7,125
Capital leases	151	12	12	31	18	19	59
Total	$11,526	$1,262	$1,112	$531	$1,018	$419	$7,184

(1)	Certain leases require us to pay real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These future costs are not included in the schedule above.

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

On June 15, 2014, we entered into a Transaction Agreement relating to the Pending Acquisition of Covidien, as described above within the “Executive Overview - Pending Acquisition of Covidien plc” section of this management’s discussion and analysis. Among other things the Transaction Agreement provides that Medtronic, Inc. must pay Covidien a termination fee of $850 million if the Transaction Agreement is terminated because the Medtronic, Inc. board of directors changes its recommendation for the transaction and the Medtronic, Inc. shareholders vote against the transaction, and either (i) Covidien obtained the requisite Covidien shareholder approval or (ii) Medtronic, Inc. effected such termination prior to the completion of the Covidien shareholder meeting. For further information regarding the Pending Acquisition, see the “Executive Overview - Pending Acquisition of Covidien plc” section of this management's discussion and analysis.

DEBT AND CAPITAL
Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of total interest-bearing debt and equity was 40 percent as of July 25, 2014 and 38 percent as of April 25, 2014.
Share Repurchase Program
As part of our focus on returning value to our shareholders, shares are repurchased from time to time. In June 2013, our Board of Directors authorized the repurchase 80 million shares of our common stock. During the three months ended July 25, 2014, we repurchased approximately 17.1 million shares at an average price per share of $62.45. As of July 25, 2014, we had approximately 42.4 million shares remaining under the current buyback authorization by our Board of Directors.
Financing Arrangements
We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs. Short-term debt, including the current portion of our long-term debt and capital lease obligations, as of July 25, 2014, was $2.477 billion compared to $1.613 billion as of April 25, 2014. We utilize Senior Notes to meet our long-term financing needs. Long-term debt as of July 25, 2014 was $10.323 billion compared to $10.315 billion as of April 25, 2014. For more information on our financing arrangements, see Note 8 to the current period’s condensed consolidated financial statements.
Credit Arrangements and Debt Ratings
We maintain a commercial paper program that allows us to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of July 25, 2014, outstanding commercial paper totaled $830 million. No amounts were outstanding as of April 25, 2014. During the three months ended July 25, 2014, the weighted average original maturity of the commercial paper outstanding was approximately 28 days, and the weighted average interest rate was 0.10 percent. The issuance of commercial paper reduces the amount of credit available under our existing lines of credit.
We have a $2.250 billion syndicated credit facility dated December 17, 2012, which expires on December 17, 2017 (Credit Facility). The Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase its borrowing capacity by an additional $750 million at any time during the term of the agreement. As of July 25, 2014 and April 25, 2014, no amounts were outstanding on the committed line of credit.
In conjunction with the Pending Acquisition of Covidien, on June 15, 2014, Medtronic, Inc. entered into a senior unsecured bridge credit agreement (the Bridge Credit Agreement) among Medtronic, Inc., New Medtronic, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent. Under the Bridge Credit Agreement, Bank of America, N.A. has committed to provide Medtronic, Inc. with unsecured financing in an aggregate principal amount of up to $2.8 billion for a 364-day period from the date that any loans are funded under the Bridge Credit Agreement. The commitments are intended to be drawn to finance, in part, the cash component of the acquisition consideration and certain transaction expenses to the extent Medtronic, Inc. does not arrange for alternative financing prior to the consummation of the Pending Acquisition. New Medtronic has guaranteed the obligations of Medtronic, Inc. under the Bridge Credit Agreement. If Medtronic, Inc. draws loans under the Bridge Credit Agreement, it intends to refinance any debt incurred thereunder.
Medtronic, Inc. expects that it, New Medtronic and IrSub will require approximately an additional $13.2 billion in order to finance the remaining cash component of the acquisition consideration, excluding certain transaction expenses. Medtronic, Inc. expects it, or its affiliates, will have cash equivalents in such amount available to it by the time of the consummation of the Pending Acquisition. In order to backstop the anticipated amount of cash on hand at the consummation of the Pending Acquisition, on June 15, 2014, IrSub entered into a senior unsecured cash bridge credit agreement (the Cash Bridge Credit Agreement and together with the Bridge Credit Agreement, the Credit Agreements) among IrSub, New Medtronic, the lenders from time to time party thereto and Bank of America as administrative agent. Under the Cash Bridge Credit Agreement, Bank of America, N.A. has committed to provide IrSub with unsecured financing in an aggregate principal amount of up to $13.5 billion for a 60-day period from the date that any loans are funded under the Cash Bridge Agreement. New Medtronic has also guaranteed the obligations of IrSub under the Cash Bridge Credit Agreement and each of Medtronic, Inc. and Covidien has agreed to provide additional guarantees of such obligations following the consummation of the Pending Acquisition. IrSub is not currently planning to draw funds under the Cash Bridge Credit Agreement. Instead, IrSub expects to obtain intercompany loans on arm’s length terms from certain Medtronic, Inc. affiliates using proceeds of the liquidation of cash equivalents by such Medtronic, Inc. affiliates. If IrSub draws loans under the Cash Bridge Credit Agreement, such loans would be expected to be repaid from the proceeds of intercompany loans on arm’s length terms from certain Medtronic, Inc. affiliates using proceeds from the liquidation of cash equivalents by such Medtronic, Inc. affiliates. See the "Executive Level Overview - Pending

Acquisition of Covidien plc" section of this management's discussion and analysis for additional information regarding our Pending Acquisition of Covidien and related Credit Agreements.
At July 25, 2014, our Moody's ratings remain unchanged as compared to those at April 25, 2014 with a long-term debt rating of A2 and short-term debt rating of P-1. S&P Ratings Services' long-term debt rating and short-term debt rating remain unchanged at AA- and A-1+, respectively, as compared to the ratings at April 25, 2014. Subsequent to our announcement regarding our planned $42.9 billion acquisition of Covidien, on June 16, 2014, S&P Ratings Services placed Medtronic’s long-term debt rating of AA- on CreditWatch, reflecting its expectation of a potential future one- or two- notch downgrade, as a result of the anticipated increase in net leverage, if the transaction is consummated. S&P Ratings Services also noted that they expect to lower Medtronic’s short-term debt rating from A-1+ to A-1 if the transaction goes through as expected. We do not expect this CreditWatch to have a significant impact on our liquidity or future flexibility to access additional liquidity given our strong balance sheet, our syndicated credit facility and related commercial paper program discussed above and within the “Liquidity and Capital Resources” section of this management’s discussion and analysis, and the Credit Agreements entered into in June 2014.
For more information on credit arrangements, see Note 8 to the current period’s condensed consolidated financial statements.
OPERATIONS OUTSIDE OF THE UNITED STATES
The table below illustrates U.S. net sales versus net sales outside the U.S. for the three months ended July 25, 2014 and July 26, 2013:

	Three months ended
(in millions)	July 25, 2014	July 26, 2013
U.S. net sales	$2,333	$2,206
Non-U.S. net sales	1,940	1,877
Total net sales	$4,273	$4,083
For the three months ended July 25, 2014, consolidated net sales outside the U.S. increased 3 percent compared to the same period in the prior fiscal year. Foreign currency had a favorable impact of $34 million on net sales during the three months ended July 25, 2014. For the three months ended July 25, 2014, net sales growth outside of the U.S. was led by strong growth in Neuromodulation, Diabetes, AF and Other, Surgical Technologies, and Aortic & Peripheral, solid growth in Core Spine, and Interventional Spine, and favorable foreign currency, partially offset by slight declines in Structural Heart and Low Power. Structural Heart growth in Western Europe was negatively affected by a difficult comparison in Germany, where customers made advanced purchases of CoreValve product during the first quarter of fiscal year 2014 in anticipation of the since resolved CoreValve injunction.
Net sales outside the U.S. are accompanied by certain financial risks, such as changes in foreign currency exchange rates and collection of receivables, which typically have longer payment terms. We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. However, a significant amount of our outstanding accounts receivable are with national health care systems in many countries. We continue to monitor the economic conditions in many countries outside the U.S. (particularly Italy, Spain, Portugal, and Greece) and the average length of time it takes to collect on our outstanding accounts receivable in these countries. As of July 25, 2014 and April 25, 2014, the aggregate accounts receivable balance for Italy, Spain, Portugal, and Greece, net of allowance for doubtful accounts, was $619 million and $628 million, respectively. We also continue to monitor the creditworthiness of customers located in these and other geographic areas. In the past, accounts receivable balances with certain customers in these countries accumulated over time and were subsequently settled as large lump sum payments. Although we do not currently foresee a significant credit risk associated with a material portion of these receivables, repayment is dependent upon the financial stability of the economies of those countries. For certain Greece customers, collectability is not reasonably assured for revenue transactions and we defer revenue recognition until all revenue recognition criteria are met. As of July 25, 2014 and April 25, 2014, our remaining deferred revenue balance for certain Greece distributors was $17 million and $15 million, respectively. Outstanding gross receivables from customers outside the U.S. totaled $2.370 billion as of July 25, 2014, or 62 percent of total outstanding accounts receivable, and $2.421 billion as of April 25, 2014, or 61 percent of total outstanding accounts receivable.
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
This Quarterly Report on Form 10-Q, and other written reports and oral statements made by or with the approval of one of the Company’s executive officers from time to time, may include “forward-looking” statements. Forward-looking statements broadly include our current expectations or forecasts of future results. Our forward-looking statements generally relate to our growth and growth strategies, financial results, product development and launches, research and development strategy, regulatory approvals, competitive strengths, restructuring and cost-saving initiatives, intellectual property rights, litigation and tax matters, government investigations, mergers and acquisitions (including our pending acquisition of Covidien), divestitures, market acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, working capital adequacy, our effective tax rate, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions. One must carefully consider forward-looking statements and understand that such statements may be affected by inaccurate assumptions and may involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems, liquidity, decreasing prices, changes in applicable tax rates, adverse regulatory action, litigation results, self-insurance, commercial insurance, health care policy changes, international operations, inability to obtain approvals required to complete the pending acquisition of Covidien, and failure to complete the pending acquisition of Covidien or, if completed, failure to achieve the intended benefits of the acquisition or disruption of our current plans and operations, as well as those discussed in the sections entitled “Risk Factors” and “Government Regulation and Other Considerations” in our Annual Report on Form 10-K for the year ended April 25, 2014. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.
We undertake no obligation to update any statement we make, but investors are advised to consult all other disclosures by us in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q, and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historical results. In addition, actual results may differ materially from those anticipated due to a number of factors, including, among others, those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 25, 2014. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions.
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
The gross notional amount of all currency exchange rate derivative instruments outstanding at July 25, 2014 and April 25, 2014 was $7.306 billion and $8.051 billion, respectively. At July 25, 2014, these contracts were in an unrealized gain position of $29 million. A sensitivity analysis of changes in the fair value of all foreign currency exchange rate derivative contracts at July 25, 2014 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $538 million. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities, fixed-to-floating interest rate swap agreements, and forward starting interest rate swap agreements. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10 basis point change in interest rates, compared to interest rates as of July 25, 2014, indicates that the fair value of these instruments would correspondingly change by $57 million.
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
The following table provides information about the shares repurchased by the Company during the first quarter of fiscal year 2015:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
4/26/2014-5/23/2014	5,037,661	$59.57	5,037,661	54,380,442
5/24/2014-6/27/2014	4,912,400	64.14	4,912,400	49,468,042
6/28/2014-7/25/2014	7,104,300	63.33	7,104,300	42,363,742
Total	17,054,361	$62.45	17,054,361	42,363,742
________________________________

(1)
In June 2013, the Company’s Board of Directors authorized the repurchase of 80 million shares of the Company’s common stock. As authorized by the Board of Directors our program expires when its total number of authorized shares has been repurchased.

Item 6. Exhibits

(a)	Exhibits
2.1
Transaction Agreement, dated as of June 15, 2014, by and among Covidien public limited company, Medtronic, Inc., Kalani I Limited, Makani II Limited, Aviation Acquisition Co., Inc. and Aviation Merger Sub, LLC, incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed with the Commission on June 16, 2014.

	2.2	Appendix III to the Rule 2.5 Announcement (Conditions Appendix), incorporated herein by reference to Exhibit 2.2 to our Current Report on Form 8-K, filed with the Commission on June 16, 2014.
2.3
Expenses Reimbursement Agreement, dated as of June 15, 2014, by and between Covidien public limited company and Medtronic, Inc., incorporated herein by reference to Exhibit 2.3 to our Current Report on Form 8-K, filed with the Commission on June 16, 2014.

3.1
Medtronic, Inc. Amended and Restated Articles of Incorporation (as amended through August 25, 2014), incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on August 26, 2014.

	3.2	Bylaws of Medtronic, Inc. (as amended through May 30, 2014), incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Commission on June 2, 2014.
10.1
Senior Unsecured Bridge Credit Agreement, dated as of June 15, 2014, by and among Medtronic, Inc., Kalani I Limited, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on June 18, 2014.

10.2
Senior Unsecured Cash Bridge Credit Agreement, dated as of June 15, 2014, by and among Makani II Limited, Kalani I Limited, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the Commission on June 18, 2014.

	10.3	Medtronic, Inc. 2014 Employees Stock Purchase Plan
	*10.4	Letter Agreement by and between Medtronic, Inc. and Bradley E. Lerman dated May 2, 2014
	*10.5	Letter Agreement by and between Medtronic, Inc. and Hooman Hakami dated April 29, 2014
	12.1	Medtronic, Inc. Computation of Ratio of Earnings to Fixed Charges.
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document
	101.LAB	XBRL Label Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document
*Exhibits that are management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Medtronic, Inc.
(Registrant)

Date:	August 29, 2014	/s/ Omar Ishrak
Omar Ishrak
Chairman and Chief Executive Officer

Date:	August 29, 2014	/s/ Gary L. Ellis
Gary L. Ellis
Executive Vice President and
Chief Financial Officer