Form 10-Q
period 2014-10-24
MEDTRONIC INC
filed 2014-11-26
CIK 64670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 24, 2014
Commission File Number 1-7707

MEDTRONIC, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0793183
(State of incorporation)	(I.R.S. Employer Identification No.)
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
Yes ☐ No ☒
Shares of common stock, $.10 par value, outstanding on November 24, 2014: 984,316,549

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended		Six months ended
	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
	(in millions, except per share data)
Net sales	$4,366	$4,194	$8,639	$8,277

Costs and expenses:
Cost of products sold	1,142	1,090	2,247	2,112
Research and development expense	374	372	739	732
Selling, general, and administrative expense	1,507	1,438	3,013	2,854
Special charges	100	—	100	40
Restructuring charges, net	—	—	30	18
Certain litigation charges, net	—	24	—	24
Acquisition-related items	61	—	102	(96)
Amortization of intangible assets	89	88	176	174
Other expense, net	63	33	114	77
Interest expense, net	8	33	13	73
Total costs and expenses	3,344	3,078	6,534	6,008

Earnings before income taxes	1,022	1,116	2,105	2,269

Provision for income taxes	194	214	406	414

Net earnings	$828	$902	$1,699	$1,855

Basic earnings per share	$0.84	$0.90	$1.72	$1.85

Diluted earnings per share	$0.83	$0.89	$1.70	$1.83

Basic weighted average shares outstanding	981.9	998.9	987.5	1,004.5
Diluted weighted average shares outstanding	993.0	1,009.4	999.4	1,015.5

Cash dividends declared per common share	$0.305	$0.280	$0.610	$0.560
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
	(in millions)
Net earnings	$828	$902	$1,699	$1,855

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities, net of tax (benefit) expense of $(19), $17, $13, and $(37), respectively	(34)	31	20	(64)
Translation adjustment	(130)	62	(129)	57
Net change in retirement obligations, net of tax expense of $6, $8, $12, and $17, respectively	25	9	42	23
Unrealized gain (loss) on derivatives, net of tax expense (benefit) of $68, $(53), $89, and $(52), respectively	121	(93)	158	(91)

Other comprehensive (loss) income	(18)	9	91	(75)

Comprehensive income	$810	$911	$1,790	$1,780
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 24, 2014	April 25, 2014
	(in millions, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$1,287	$1,403
Investments	13,177	12,838
Accounts receivable, less allowances of $109 and $115, respectively	3,750	3,811
Inventories	1,873	1,725
Tax assets	696	736
Prepaid expenses and other current assets	814	697

Total current assets	21,597	21,210

Property, plant, and equipment	6,320	6,439
Accumulated depreciation	(3,959)	(4,047)

Property, plant, and equipment, net	2,361	2,392

Goodwill	11,024	10,593
Other intangible assets, net	2,437	2,286
Long-term tax assets	183	300
Other assets	1,178	1,162

Total assets	$38,780	$37,943

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$3,970	$1,613
Accounts payable	723	742
Accrued compensation	806	1,015
Accrued income taxes	168	164
Deferred tax liabilities	18	19
Other accrued expenses	1,267	2,006

Total current liabilities	6,952	5,559

Long-term debt	9,708	10,315
Long-term accrued compensation and retirement benefits	681	662
Long-term accrued income taxes	1,322	1,343
Long-term deferred tax liabilities	420	386
Other long-term liabilities	259	235

Total liabilities	19,342	18,500

Commitments and contingencies (Notes 3 and 19)

Shareholders’ equity:
Preferred stock— par value $1.00	—	—
Common stock— par value $0.10	98	100
Retained earnings	19,846	19,940
Accumulated other comprehensive loss	(506)	(597)

Total shareholders’ equity	19,438	19,443

Total liabilities and shareholders’ equity	$38,780	$37,943
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended
	October 24, 2014	October 25, 2013
	(in millions)
Operating Activities:
Net earnings	$1,699	$1,855

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	423	421
Amortization of debt issuance costs	32	4
Acquisition-related items	6	(96)
Provision for doubtful accounts	17	24
Deferred income taxes	(61)	(19)
Stock-based compensation	82	75
Other, net	(40)	(12)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(64)	(16)
Inventories	(170)	(111)
Accounts payable and accrued liabilities	26	(540)
Other operating assets and liabilities	73	413
Certain litigation charges, net	—	24
Certain litigation payments	(800)	(3)

Net cash provided by operating activities	1,223	2,019

Investing Activities:
Acquisitions, net of cash acquired	(578)	(210)
Additions to property, plant, and equipment	(210)	(196)
Purchases of investments	(3,024)	(5,719)
Sales and maturities of investments	2,665	4,291
Other investing activities, net	(6)	(18)

Net cash used in investing activities	(1,153)	(1,852)

Financing Activities:
Acquisition-related contingent consideration	(5)	(1)
Change in short-term borrowings, net	1,611	1,546
Repayment of short-term borrowings (maturities greater than 90 days)	—	(125)
Proceeds from short-term borrowings (maturities greater than 90 days)	150	310
Payments on long-term debt	(7)	(6)
Dividends to shareholders	(602)	(560)
Issuance of common stock	312	817
Repurchase of common stock	(1,620)	(2,053)
Other financing activities	34	13

Net cash used in financing activities	(127)	(59)

Effect of exchange rate changes on cash and cash equivalents	(59)	39

Net change in cash and cash equivalents	(116)	147

Cash and cash equivalents at beginning of period	1,403	919

Cash and cash equivalents at end of period	$1,287	$1,066

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$357	$225
Interest	250	197
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

In March 2013, the FASB issued amended guidance on a parent company's accounting for the cumulative translation adjustment (CTA) recorded in accumulated other comprehensive income (AOCI) associated with a foreign entity. The amendment requires a parent to release into net income the CTA related to its investment in a foreign entity when it either sells a part or all of its investment, or no longer holds a controlling financial interest, in a subsidiary or group of assets within a foreign entity. This accounting guidance was effective prospectively for the Company in the first quarter of fiscal year 2015. This amended guidance has had no impact on the Company's financial position or results of operations as the Company has had no event or transaction described above.
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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 – Acquisitions and Acquisition-Related Items
The Company had various acquisitions and other acquisition-related activity during the first two quarters of fiscal years 2015 and 2014. Certain acquisitions were accounted for as business combinations as noted below. In accordance with authoritative guidance on business combination accounting, the assets and liabilities of the company acquired were recorded as of the acquisition date, at their respective fair values, and consolidated. The pro forma impact of these acquisitions was not significant, individually or in the aggregate, to the results of the Company for the three and six months ended October 24, 2014 or October 25, 2013. The results of operations related to each company acquired have been included in the Company's condensed consolidated statements of earnings since the date each company was acquired.
Pending Acquisition of Covidien plc
On June 15, 2014, Medtronic, Inc. entered into a Transaction Agreement (the Transaction Agreement) by and among Medtronic, Inc., Covidien public limited company, an Irish public limited company (Covidien), Medtronic Holdings Limited (f/k/a Kalani I Limited), a private limited company organized under the laws of Ireland that will be renamed Medtronic plc (New Medtronic), Makani II Limited, a private limited company organized under the laws of Ireland and a wholly-owned subsidiary of New Medtronic (IrSub), Aviation Acquisition Co., Inc., a Minnesota corporation (U.S. AcquisitionCo), and Aviation Merger Sub, LLC, a Minnesota limited liability company and a wholly-owned subsidiary of U.S. AcquisitionCo (MergerSub). Under the terms of the Transaction Agreement, (i) New Medtronic and IrSub will acquire Covidien (the Acquisition) pursuant to the Irish Scheme of Arrangement under Section 201, involving the cancellation of Covidien's issued share capital under Sections 72 and 74, of the Irish Companies Act of 1963 (the Arrangement) and (ii) MergerSub will merge with and into Medtronic, Inc., with Medtronic, Inc. continuing as the surviving corporation in the merger (such merger, the Merger, and the Merger together with the Acquisition, the Pending Acquisition). As a result of the Pending Acquisition, both Medtronic, Inc. and Covidien will become wholly-owned subsidiaries of New Medtronic. Prior to the closing of the transaction, New Medtronic will re-register as a public limited company, the ordinary shares of which are expected to be listed on the New York Stock Exchange under the symbol "MDT".
At the effective time of the Arrangement, Covidien shareholders will be entitled to receive $35.19 in cash and 0.956 of a newly issued New Medtronic share (the Arrangement Consideration) in exchange for each Covidien share held by such shareholders, and at the effective time of the Merger, each share of Medtronic, Inc. common stock will be converted into the right to receive one New Medtronic share. The total cash and stock value of the Pending Acquisition is approximately $46.5 billion (based on Medtronic, Inc.’s closing share price of $69.38 on November 13, 2014). It is expected that immediately after the closing of the Pending Acquisition, Covidien shareholders will own approximately 30 percent of New Medtronic on a fully diluted basis.
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
The consummation of the Pending Acquisition is subject to certain conditions, including approvals by Medtronic, Inc. and Covidien shareholders. The special meetings of shareholders of Medtronic and Covidien have been scheduled for January 6, 2015. In addition, the proposed transaction requires approval of the Irish High Court and regulatory approvals in the U.S., the European Union, China, and certain other countries. The Pending Acquisition is expected to close in early 2015. Covidien is a global health care products company that creates innovative medical solutions for better patient outcomes and delivers value through clinical leadership and excellence. Covidien develops, manufactures, and sells a diverse range of industry-leading medical device and supply products.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

See Note 8 to the condensed consolidated financial statements for further information regarding the financing of the Pending Acquisition.
NGC Medical S.p.A.
On August 26, 2014, the Company acquired NGC Medical S.p.A. (NGC), a privately-held Italian company that offers a broad suite of hospital managed services. Total consideration for this transaction was approximately $340 million. Medtronic had previously invested in NGC and held a 30 percent ownership position in that company. Net of this ownership position, the transaction value was approximately $238 million. Based upon a preliminary acquisition valuation, the Company acquired $177 million of customer-related intangible assets and tradenames with an estimated useful life of 20 years at the time of acquisition and $184 million of goodwill. The acquired goodwill is not deductible for tax purposes.
The fair values of the assets acquired and liabilities assumed are as follows:

(in millions)
Current assets	$55
Property, plant, and equipment	15
Intangible assets	177
Goodwill	184
Other assets	2
Total assets acquired	433

Current liabilities	34
Long-term deferred tax liabilities, net	55
Other long-term liabilities	4
Total liabilities assumed	93
Net assets acquired	$340
Sapiens Steering Brain Stimulation
On August 25, 2014, the Company acquired Sapiens Steering Brain Stimulation (Sapiens), a privately-held developer of deep brain stimulation technologies. Total consideration for the transaction was approximately $203 million. Based upon a preliminary acquisition valuation, the Company acquired $30 million of IPR&D and $170 million of goodwill. The acquired goodwill is not deductible for tax purposes.
The fair values of the assets acquired and liabilities assumed are as follows:

(in millions)
Current assets	$3
Property, plant, and equipment	1
IPR&D	30
Goodwill	170
Other assets	3
Total assets acquired	207

Current liabilities	4
Total liabilities assumed	4
Net assets acquired	$203

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Visualase, Inc.
On July 25, 2014, the Company acquired Visualase, Inc. (Visualase), a privately-held developer of minimally invasive MRI guided laser ablation for surgical applications. Total consideration for the transaction was approximately $97 million. Based upon a preliminary acquisition valuation, the Company acquired $66 million of technology-based intangible assets with an estimated useful life of 10 years at the time of acquisition and $49 million of goodwill. The acquired goodwill is not deductible for tax purposes.
Corventis, Inc.
On June 20, 2014, the Company acquired Corventis, Inc. (Corventis), a privately-held developer of wearable, wireless technologies for cardiac disease. Total consideration for the transaction was approximately $131 million, including settlement of outstanding debt to Medtronic of $50 million. Based upon a preliminary acquisition valuation, the Company acquired $80 million of technology-based intangible assets with an estimated useful life of 16 years at the time of acquisition and $50 million of goodwill. The acquired goodwill is not deductible for tax purposes.
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
The Company accounted for the acquisitions of NGC, Sapiens, Corventis, Visualase, and TYRX as business combinations using the acquisition method of accounting.
Acquisition-Related Items
During the three and six months ended October 24, 2014, the Company recorded acquisition-related items of $61 million and $102 million, respectively, primarily due to costs incurred in connection with the pending Covidien acquisition (bridge financing fees, legal fees, and other transaction-related costs).
During the three months ended October 25, 2013, the Company's acquisition-related items were not significant. During the six months ended October 25, 2013, the Company recorded net income from acquisition-related items of $96 million related to the change in fair value of contingent consideration associated with the Ardian, Inc. acquisition.

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
The recurring Level 3 fair value measurements of contingent consideration include the following significant unobservable inputs:

	Fair Value at
($ in millions)	October 24, 2014	Valuation Technique	Unobservable Input	Range
			Discount rate	13.5% - 24%
Revenue-based payments	$65	Discounted cash flow	Probability of payment	100%
			Projected fiscal year of payment	2015 - 2019
			Discount rate	5.5%
Product development-based payments	$26	Discounted cash flow	Probability of payment	75%
			Projected fiscal year of payment	2018
At October 24, 2014, the estimated maximum amount of undiscounted future contingent consideration that the Company is expected to make associated with all completed business combinations or purchases of intellectual property prior to April 24, 2009 was approximately $197 million. The Company estimates the milestones or other conditions associated with the contingent consideration will be reached in fiscal year 2015 and thereafter.
The fair value of contingent consideration associated with acquisitions subsequent to April 24, 2009, as of October 24, 2014 and April 25, 2014, was $91 million and $68 million, respectively. As of October 24, 2014, $66 million was reflected in other long-term liabilities and $25 million was reflected in other accrued expenses in the condensed consolidated balance sheets. As of April 25, 2014, $51 million was reflected in other long-term liabilities and $17 million was reflected in other accrued expenses in the condensed consolidated balance sheets. The portion of the contingent consideration paid related to the acquisition date fair value is reported as financing activities in the condensed consolidated statements of cash flows. Amounts paid in excess of the original acquisition date fair value are reported as operating activities in the condensed consolidated statements of cash flows. The following table provides a reconciliation of the beginning and ending balances of contingent consideration associated with acquisitions subsequent to April 24, 2009:

	Three months ended		Six months ended
(in millions)	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
Beginning Balance	$87	$45	$68	$142
Purchase price contingent consideration	—	—	23	—
Contingent consideration payments	—	—	(5)	(1)
Change in fair value of contingent consideration	4	—	5	(96)
Ending Balance	$91	$45	$91	$45

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 – Special Charges and Certain Litigation Charges, Net
Special Charges
During the three and six months ended October 24, 2014, consistent with the Company's commitment to improving the health of people and communities throughout the world, the Company made a $100 million charitable cash contribution to meet the multi-year funding needs of the Medtronic Foundation. The Medtronic Foundation is a related party non-profit organization.
During the three months ended October 25, 2013, there were no special charges. During the six months ended October 25, 2013, the Company made a $40 million charitable contribution to the Medtronic Foundation.
Certain Litigation Charges, Net
The Company classifies material litigation reserves and gains recognized as certain litigation charges, net. During the three and six months ended October 24, 2014, there were no certain litigation charges, net.
During the three and six months ended October 25, 2013, the Company recorded certain litigation charges, net of $24 million, which includes $12 million related to patent litigation and $12 million related to Other Matters litigation.
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
A summary of the activity related to the fiscal year 2014 initiative is presented below:

(in millions)	Employee Termination Costs	Asset Write-downs	Other Costs	Total
Balance as of April 25, 2014	$64	$—	$11	$75
Restructuring charges	1	9	28	38
Payments/write-downs	(17)	(9)	(19)	(45)
Reversal of excess accrual	(6)	—	—	(6)
Balance as of July 25, 2014	$42	$—	$20	$62
Payments	(15)	—	(7)	(22)
Balance as of October 24, 2014	$27	$—	$13	$40
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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
A summary of the activity related to the fiscal year 2013 initiative is presented below:

(in millions)	Employee Termination Costs	Other Costs	Total
Balance as of April 25, 2014	$23	$1	$24
Payments	(5)	(1)	(6)
Reversal of excess accrual	(2)	—	(2)
Balance as of July 25, 2014	$16	$—	$16
Payments	(3)	—	(3)
Balance as of October 24, 2014	$13	$—	$13

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Investments
The Company holds investments consisting primarily of marketable debt and equity securities.
Information regarding the Company’s investments at October 24, 2014 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$5,596	$69	$(12)	$5,653
Auction rate securities	109	—	(10)	99
Mortgage-backed securities	1,257	13	(6)	1,264
U.S. government and agency securities	2,868	11	(19)	2,860
Foreign government and agency securities	80	—	—	80
Certificates of deposit	46	—	—	46
Other asset-backed securities	469	2	—	471
Debt funds	2,775	22	(55)	2,742
Marketable equity securities	41	18	(13)	46
Trading securities:
Exchange-traded funds	56	14	—	70
Cost method, equity method, and other investments	563	—	—	NA
Total	$13,860	$149	$(115)	$13,331
Information regarding the Company’s investments at April 25, 2014 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$5,504	$55	$(17)	$5,542
Auction rate securities	109	—	(12)	97
Mortgage-backed securities	1,337	7	(8)	1,336
U.S. government and agency securities	3,138	7	(29)	3,116
Foreign government and agency securities	67	—	—	67
Certificates of deposit	54	—	—	54
Other asset-backed securities	540	2	—	542
Debt funds	2,143	9	(29)	2,123
Marketable equity securities	47	15	(13)	49
Trading securities:
Exchange-traded funds	54	13	—	67
Cost method, equity method, and other investments	666	—	—	NA
Total	$13,659	$108	$(108)	$12,993
Information regarding the Company’s condensed consolidated balance sheets presentation at October 24, 2014 and April 25, 2014 is as follows:

	October 24, 2014		April 25, 2014
(in millions)	Investments	Other Assets	Investments	Other Assets
Available-for-sale securities	$13,107	$154	$12,771	$155
Trading securities	70	—	67	—
Cost method, equity method, and other investments	—	563	—	666
Total	$13,177	$717	$12,838	$821

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables show the gross unrealized losses and fair values of the Company’s available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category as of October 24, 2014 and April 25, 2014:

	October 24, 2014
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$1,305	$(8)	$97	$(4)
Auction rate securities	—	—	99	(10)
Mortgage-backed securities	327	(2)	311	(4)
U.S. government and agency securities	368	(1)	681	(18)
Debt funds	1,372	(40)	133	(15)
Marketable equity securities	17	(13)	—	—
Total	$3,389	$(64)	$1,321	$(51)

	April 25, 2014
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$1,601	$(14)	$50	$(3)
Auction rate securities	—	—	97	(12)
Mortgage-backed securities	682	(7)	28	(1)
U.S. government and agency securities	1,500	(27)	46	(2)
Debt funds	1,224	(29)	—	—
Marketable equity securities	25	(13)	—	—
Total	$5,032	$(90)	$221	$(18)

Activity related to the Company’s investment portfolio is as follows:

	Three months ended
	October 24, 2014		October 25, 2013
(in millions)	Debt (a)	Equity (b)	Debt (a)	Equity (b)
Proceeds from sales	$806	$7	$2,072	$24
Gross realized gains	4	39	—	15
Gross realized losses	(2)	—	(1)	—
Impairment losses recognized	—	(20)	—	—

	Six months ended
	October 24, 2014		October 25, 2013
(in millions)	Debt (a)	Equity (b)	Debt (a)	Equity (b)
Proceeds from sales	$2,636	$29	$4,235	$56
Gross realized gains	16	58	6	33
Gross realized losses	(5)	—	(6)	—
Impairment losses recognized	—	(20)	—	—
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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of October 24, 2014 and April 25, 2014, the credit loss portion of other-than-temporary impairments on debt securities was $4 million. The total reductions for available-for-sale debt securities sold during the three and six months ended October 24, 2014 and October 25, 2013 were not significant. The total other-than-temporary impairment losses on available-for-sale debt securities for the three and six months ended October 24, 2014 and October 25, 2013 were not significant.
The October 24, 2014 balance of available-for-sale debt securities, excluding debt funds which have no single maturity date, by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows, assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	October 24, 2014
Due in one year or less	$1,714
Due after one year through five years	6,046
Due after five years through ten years	2,559
Due after ten years	154
Total	$10,473
The Company holds investments in marketable equity securities which are classified as investments in the condensed consolidated balance sheets. The aggregate carrying amount of these investments was $46 million and $49 million as of October 24, 2014 and April 25, 2014, respectively. During the three and six months ended October 24, 2014, the Company determined that the fair value of certain marketable equity securities were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $7 million in impairment charges for the three and six months ended October 24, 2014, which were recorded in other expense, net in the condensed consolidated statements of earnings. The Company did not record any significant impairment charges related to marketable equity securities during the three and six months ended October 25, 2013.
As of October 24, 2014 and April 25, 2014, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method was $563 million and $666 million, respectively. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.
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
Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis
The authoritative guidance is principally applied to financial assets and liabilities such as marketable equity securities and debt and equity securities that are classified and accounted for as trading, available-for-sale, derivative instruments, and contingent consideration associated with acquisitions subsequent to April 24, 2009. Derivatives include cash flow hedges, freestanding derivative forward contracts, and fair value hedges. These items are marked-to-market at each reporting period.
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value as of October 24, 2014	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$5,653	$—	$5,644	$9
Auction rate securities	99	—	—	99
Mortgage-backed securities	1,264	—	1,264	—
U.S. government and agency securities	2,860	1,199	1,661	—
Foreign government and agency securities	80	—	80	—
Certificates of deposit	46	—	46	—
Other asset-backed securities	471	—	471	—
Debt funds	2,742	—	2,742	—
Marketable equity securities	46	46	—	—
Exchange-traded funds	70	70	—	—
Derivative assets	350	260	90	—
Total assets	$13,681	$1,575	$11,998	$108

Liabilities:
Derivative liabilities	$57	$27	$30	$—
Contingent consideration associated with acquisitions subsequent to April 24, 2009	91	—	—	91
Total liabilities	$148	$27	$30	$91

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value as of April 25, 2014	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$5,542	$—	$5,533	$9
Auction rate securities	97	—	—	97
Mortgage-backed securities	1,336	—	1,336	—
U.S. government and agency securities	3,116	1,251	1,865	—
Foreign government and agency securities	67	—	67	—
Certificates of deposit	54	—	54	—
Other asset-backed securities	542	—	542	—
Debt funds	2,123	—	2,123	—
Marketable equity securities	49	49	—	—
Exchange-traded funds	67	67	—	—
Derivative assets	175	89	86	—
Total assets	$13,168	$1,456	$11,606	$106

Liabilities:
Derivative liabilities	$127	$116	$11	$—
Contingent consideration associated with acquisitions subsequent to April 24, 2009	68	—	—	68
Total liabilities	$195	$116	$11	$68
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
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. Level 3 investment securities include certain corporate debt securities, auction rate securities, and certain mortgage-backed securities. With the exception of auction rate securities, these securities were valued using third-party pricing sources that incorporate transaction details such as contractual terms, maturity, timing, and amount of expected future cash flows, as well as assumptions about liquidity and credit valuation adjustments by market participants. The fair value of auction rate securities is estimated by the Company using a discounted cash flow model, which incorporates significant unobservable inputs. The significant unobservable inputs used in the fair value measurement of the Company’s auction rate securities are years to principal recovery and the illiquidity premium that is incorporated into the discount rate. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value of the securities. Additionally, the Company uses Level 3 inputs in the measurement of contingent consideration and related liabilities for all acquisitions subsequent to April 24, 2009. See Note 3 to the condensed consolidated financial statements for further information regarding contingent consideration.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the range of the unobservable inputs utilized in the fair value measurement of the auction rate securities classified as Level 3 as of October 24, 2014:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	Discounted cash flow	Years to principal recovery	2 yrs. - 12 yrs. (3 yrs.)
		Illiquidity premium	6%
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended October 24, 2014 or October 25, 2013. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.
The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) for the three and six months ended October 24, 2014 and October 25, 2013:

Three months ended October 24, 2014
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities
Balance as of July 25, 2014	$108	$9	$99	$—
Total unrealized gains included in other comprehensive income	—	—	—	—
Balance as of October 24, 2014	$108	$9	$99	$—

Three months ended October 25, 2013
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities
Balance as of July 26, 2013	$132	$10	$107	$15
Total realized losses and other-than-temporary impairment losses included in earnings	(2)	—	(2)	—
Total unrealized gains included in other comprehensive income	1	—	1	—
Settlements	(13)	(1)	(1)	(11)
Balance as of October 25, 2013	$118	$9	$105	$4

Six months ended October 24, 2014
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities
Balance as of April 25, 2014	$106	$9	$97	$—
Total unrealized gains included in other comprehensive income	2	—	2	—
Balance as of October 24, 2014	$108	$9	$99	$—

Six months ended October 25, 2013
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities
Balance as of April 26, 2013	$127	$10	$103	$14
Total realized losses and other-than-temporary impairment losses included in earnings	(2)	—	(2)	—
Total unrealized gains included in other comprehensive income	6	—	5	1
Settlements	(13)	(1)	(1)	(11)
Balance as of October 25, 2013	$118	$9	$105	$4

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
The Company holds investments in equity and other securities that are accounted for using the cost or equity method, which are classified as other assets in the condensed consolidated balance sheets. The aggregate carrying amount of these investments was $563 million as of October 24, 2014 and $666 million as of April 25, 2014. These cost or equity method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s cost or equity method investments is not estimated if there are no identified events or changes in circumstance that may have a significant adverse effect on the fair value of these investments. During the three and six months ended October 24, 2014, the Company determined that the fair values of certain cost method investments were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $13 million in impairment charges during the three and six months ended October 24, 2014, which were recorded in other expense, net in the condensed consolidated statements of earnings. The Company did not record any significant impairment charges related to cost method investments during the three and six months ended October 25, 2013. These investments fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are privately-held entities without quoted market prices. To determine the fair value of these investments, the Company used all pertinent financial information available related to the entities, including financial statements and market participant valuations from recent and proposed equity offerings.
The Company assesses the impairment of goodwill annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The aggregate carrying amount of goodwill was $11.024 billion and $10.593 billion as of October 24, 2014 and April 25, 2014, respectively.
Impairment testing for goodwill is performed at the reporting unit level. The test for impairment of goodwill requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculates the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. The Company did not record any goodwill impairments during the three and six months ended October 24, 2014 or October 25, 2013.
The recently acquired businesses of Cardiocom, LLC (Cardiocom) and Kanghui are separate reporting units and are tested for goodwill impairment independently; therefore, they are more sensitive to changes in assumptions impacting fair value. The carrying amount of goodwill was $410 million and $123 million for the Kanghui and Cardiocom reporting units, respectively, as of October 24, 2014. As of the date of the annual goodwill impairment test, the fair values of these two reporting units exceeded their respective carrying values by more than 10 percent.
The Company assesses the impairment of IPR&D annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The aggregate carrying amount of IPR&D was $138 million and $119 million as of October 24, 2014 and April 25, 2014, respectively. The majority of IPR&D at October 24, 2014 is related to IN.PACT family of drug-eluting balloons. Similar to the goodwill impairment test, the IPR&D impairment test requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculates the excess of IPR&D asset fair values over their carrying values utilizing a discounted future cash flow analysis. The Company did not record any IPR&D impairments during the three or six months ended October 24, 2014 or October 25, 2013. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances or other failures to achieve a commercially viable product, and as a result, may record impairment losses in the future.
The Company assesses intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. The aggregate carrying amount of intangible assets, excluding IPR&D, was $2.299 billion as of October 24, 2014 and $2.167 billion as of April 25, 2014. When events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recorded based on the amount by which the carrying value exceeds the fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. The Company did not record any significant intangible asset impairments during the three or six months ended October 24, 2014 or October 25, 2013.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. The Company did not record any significant impairments of Property, plant, and equipment during the three months ended October 24, 2014. As part of the Company’s restructuring initiatives, the Company recorded Property, plant, and equipment impairments of $9 million during the six months ended October 24, 2014 in restructuring charges, net in the condensed consolidated statements of earnings. For further discussion of the restructuring initiatives refer to Note 5. The Company did not record any significant impairments of Property, plant, and equipment during the three or six months ended October 25, 2013.
Financial Instruments Not Measured at Fair Value
The estimated fair value of the Company’s long-term debt, including the short-term portion, as of October 24, 2014 was $11.842 billion compared to a principal value of $11.375 billion, and as of April 25, 2014 was $11.856 billion compared to a principal value of $11.375 billion. Fair value was estimated using quoted market prices for the publicly registered senior notes, classified as Level 1 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.
Note 8 – Financing Arrangements
Commercial Paper
The Company maintains a commercial paper program that allows the Company to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of October 24, 2014, outstanding commercial paper totaled $1.755 billion. No amounts were outstanding as of April 25, 2014. During the three and six months ended October 24, 2014, the weighted average original maturity of the commercial paper outstanding was approximately 47 days and 42 days, respectively, and the weighted average interest rate was 0.11 percent for both periods. The issuance of commercial paper reduces the amount of credit available under the Company’s existing Credit Facility, as defined below.
Line of Credit
The Company has a $2.250 billion syndicated credit facility which expires on December 17, 2017 (Credit Facility) pursuant to a senior unsecured revolving credit agreement dated as of December 17, 2012, among Medtronic, the lenders from time to time party thereto, and Bank of America N.A., as administrative agent and issuing bank. The Credit Facility provides the Company with the ability to increase its borrowing capacity by an additional $750 million at any time during the term of the agreement. At each anniversary date of the Credit Facility, but not more than twice prior to the maturity date, the Company can also request a one-year extension of the maturity date. The Credit Facility provides backup funding for the commercial paper program. As of October 24, 2014 and April 25, 2014, no amounts were outstanding on the committed Credit Facility.
Interest rates are determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees are payable on the Credit Facility and are determined in the same manner as the interest rates. The agreement also contains customary covenants, all of which the Company remains in compliance with as of October 24, 2014.
Other Credit Agreements
In conjunction with the Pending Acquisition of Covidien, Medtronic, Inc. initially contemplated financing a substantial portion of the cash component of the acquisition consideration through an intercompany loan from one or more of its non-U.S. subsidiaries to IrSub. However, as announced on October 3, 2014, following the September 22, 2014 announcement by the U.S. Treasury Department and the U.S. Internal Revenue Service (IRS), Medtronic, Inc. now expects that it will incur approximately $16.3 billion in external indebtedness to finance the cash component of the acquisition consideration and certain transaction expenses. Medtronic, Inc. expects that a substantial portion of such external indebtedness will be incurred by Medtronic, Inc. prior to the consummation of the transaction and will be guaranteed by New Medtronic, either at or shortly following the closing of the Covidien acquisition. As a result, Medtronic, Inc., or its affiliates, will have a sufficient amount of cash available to it by the time of the consummation of the transaction to fund the cash component of the acquisition consideration.
New Bridge Credit Agreement
On November 7, 2014, Medtronic, Inc. entered into a 364-day senior unsecured bridge credit agreement (the New Bridge Credit Agreement), among Medtronic, Inc., New Medtronic, Medtronic Global Holdings SCA, a partnership limited by shares incorporated in Luxembourg and a wholly-owned indirect subsidiary of New Medtronic (Medtronic Luxco), the lenders from time to time party thereto and Bank of America, N.A., as administrative agent. Under the New Bridge Credit Agreement, the lenders party thereto have committed to provide Medtronic, Inc. with unsecured bridge financing in an aggregate principal

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

amount of up to $11.3 billion. The commitments are intended to be available to finance, in part, the cash component of the acquisition consideration and certain transaction expenses to the extent Medtronic, Inc. does not arrange for alternative financing prior to the consummation of the transaction. New Medtronic and Medtronic Luxco have guaranteed the obligations of Medtronic, Inc. under the New Bridge Credit Agreement. If Medtronic, Inc. draws loans under the New Bridge Credit Agreement, it intends to refinance any such loans with the proceeds of other external indebtedness.
Term Loan Credit Agreement
On November 7, 2014, Medtronic, Inc. also entered into the three-year senior unsecured term loan credit agreement (the Term Loan Credit Agreement and, together with the New Bridge Credit Agreement, the New Credit Agreements), among Medtronic, Inc., New Medtronic, Medtronic Luxco, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent. Under the Term Loan Credit Agreement, the lenders party thereto have committed to provide Medtronic, Inc. with unsecured term loan financing in an aggregate principal amount of up to $5.0 billion. Medtronic, Inc. intends to draw upon such commitments on the consummation of the transaction to finance, in part, the cash component of the acquisition consideration and certain transaction expenses. New Medtronic and Medtronic Luxco have guaranteed the obligations of Medtronic, Inc. under the Term Loan Credit Agreement.
Termination of Existing Bridge Credit Agreements
In connection with its entrance into the New Bridge Credit Agreement and the Term Loan Credit Agreement, on November 7, 2014, Medtronic, Inc. terminated the unsecured bridge commitments previously provided to it in an aggregate principal amount of $2.8 billion under the 364-day senior unsecured bridge credit agreement dated as of June 15, 2014. On the same date, IrSub terminated the unsecured bridge commitments previously provided to it in an aggregate principal amount of $13.5 billion under the 60-day senior unsecured cash bridge credit agreement dated as of June 15, 2014.
Amended and Restated Revolving Credit Agreement
On November 7, 2014, Medtronic, Inc. also entered into an amendment and restatement agreement (the Revolver
Amendment Agreement), among Medtronic, Inc., New Medtronic, Medtronic Luxco, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and issuing bank. Under the Revolver Amendment Agreement, the parties thereto have agreed to enter into an amendment and restatement (the Amended and Restated Revolving Credit Agreement) of Medtronic’s existing $2.250 billion Credit Facility. The effectiveness of the Amended and Restated Revolving Credit Agreement is conditioned on, among other things, the consummation of the acquisition. Under the Amended and Restated Revolving Credit Agreement, the lenders party thereto will provide Medtronic, Inc. and Medtronic Luxco with unsecured revolving credit commitments in an aggregate principal amount of up to $3.5 billion. The commitments are intended to be used for general corporate purposes, including acquisitions and working capital of Medtronic, Inc. and Medtronic Luxco, and to replace the revolving credit facility currently available to Covidien. Medtronic, Inc. and Medtronic Luxco will be coborrowers under the Amended and Restated Revolving Credit Agreement and each of Medtronic, Inc., Medtronic Luxco and New Medtronic will also guarantee the obligations of the co-borrowers under the Amended and Restated Revolving Credit Agreement.
For further information regarding the Pending Acquisition, see Note 3 to the condensed consolidated financial statements.
Bank Borrowings
Bank borrowings consist primarily of borrowings at interest rates considered favorable by management and where natural hedges can be gained for foreign exchange purposes.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-Term Debt
Long-term debt consisted of the following:

(in millions, except interest rates)	Maturity by Fiscal Year	Payable as of October 24, 2014	Payable as of April 25, 2014
4.750 percent ten-year 2005 senior notes	2016	$—	$600
2.625 percent five-year 2011 senior notes	2016	500	500
Floating rate three-year 2014 senior notes	2017	250	250
0.875 percent three-year 2014 senior notes	2017	250	250
1.375 percent five-year 2013 senior notes	2018	1,000	1,000
5.600 percent ten-year 2009 senior notes	2019	400	400
4.450 percent ten-year 2010 senior notes	2020	1,250	1,250
4.125 percent ten-year 2011 senior notes	2021	500	500
3.125 percent ten-year 2012 senior notes	2022	675	675
2.750 percent ten-year 2013 senior notes	2023	1,250	1,250
3.625 percent ten-year 2014 senior notes	2024	850	850
6.500 percent thirty-year 2009 senior notes	2039	300	300
5.550 percent thirty-year 2010 senior notes	2040	500	500
4.500 percent thirty-year 2012 senior notes	2042	400	400
4.000 percent thirty-year 2013 senior notes	2043	750	750
4.625 percent thirty-year 2014 senior notes	2044	650	650
Interest rate swaps	2016 - 2022	61	56
Deferred gains from interest rate swap terminations	-	10	20
Capital lease obligations	2016 - 2025	132	139
Bank borrowings	2017	3	—
Discount	2017 - 2044	(23)	(25)
Total Long-Term Debt		$9,708	$10,315
Senior Notes
The Company has outstanding unsecured senior obligations including those indicated as "senior notes" in the long-term debt table above (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remains in compliance with as of October 24, 2014. The Company used the net proceeds from the sale of the Senior Notes primarily for working capital and general corporate uses, which includes the repayment of other indebtedness of the Company. For additional information regarding the terms of these agreements, refer to Note 8 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 25, 2014.
As of October 24, 2014, the Company had interest rate swap agreements designated as fair value hedges of certain underlying fixed rate obligations including the Company’s $1.250 billion 3.000 percent 2010 Senior Notes and $600 million 4.750 percent 2005 Senior Notes (both classified as short-term borrowings), $500 million 2.625 percent 2011 Senior Notes, $500 million 4.125 percent 2011 Senior Notes, and $675 million 3.125 percent 2012 Senior Notes. For additional information regarding the interest rate swap agreements, refer to Note 9 to the condensed consolidated financial statements.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 – Derivatives and Foreign Exchange Risk Management
The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the forward contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of the derivative instruments are the Euro and Japanese Yen. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding at October 24, 2014 and April 25, 2014 was $6.790 billion and $8.051 billion, respectively. The aggregate currency exchange rate gains for the three and six months ended October 24, 2014 were $14 million and $2 million, respectively. The aggregate currency exchange rate gains for the three months ended October 25, 2013 were not significant and for the six months ended October 25, 2013 were $3 million. These gains represent the net impact to the condensed consolidated statements of earnings for the exchange rate derivative instruments presented below, as well as the remeasurement gains on foreign currency denominated assets and liabilities.
The information that follows explains the various types of derivatives and financial instruments used by the Company, how and why the Company uses such instruments, how such instruments are accounted for, and how such instruments impact the Company’s condensed consolidated balance sheets, statements of earnings, and statements of cash flows.
Freestanding Derivative Forward Contracts
Freestanding derivative forward contracts are used to offset the Company’s exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign currency denominated assets and liabilities. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts, not designated as hedging instruments, outstanding at October 24, 2014 and April 25, 2014, was $1.901 billion and $2.202 billion, respectively.
The amount and location of the gains (losses) in the condensed consolidated statements of earnings related to derivative instruments, not designated as hedging instruments, for the three and six months ended October 24, 2014 and October 25, 2013 are as follows:

(in millions)		Three months ended
Derivatives Not Designated as Hedging Instruments	Location	October 24, 2014	October 25, 2013
Foreign currency exchange rate contracts	Other expense, net	$73	$(46)

(in millions)		Six months ended
Derivatives Not Designated as Hedging Instruments	Location	October 24, 2014	October 25, 2013
Foreign currency exchange rate contracts	Other expense, net	$49	$(17)

Cash Flow Hedges
Foreign Currency Exchange Rate Risk
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. No gains or losses relating to ineffectiveness of cash flow hedges were recognized in earnings during the three or six months ended October 24, 2014 or October 25, 2013. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued during the three or six months ended October 24, 2014 or October 25, 2013. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at October 24, 2014 and April 25, 2014, was $4.889 billion and $5.849 billion, respectively, and will mature within the subsequent three-year period.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amount of gains (losses) and location of the gains (losses) in the condensed consolidated statements of earnings and other comprehensive income (OCI) related to foreign currency exchange rate contract derivative instruments designated as cash flow hedges for the three and six months ended October 24, 2014 and October 25, 2013 are as follows:

Three months ended October 24, 2014
	Gross Gains (Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$229	Other expense, net	$20
		Cost of products sold	1
Total	$229		$21
Three months ended October 25, 2013
	Gross Gains (Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$(130)	Other expense, net	$23
		Cost of products sold	(14)
Total	$(130)		$9
Six months ended October 24, 2014
	Gross Gains (Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$291	Other expense, net	$21
		Cost of products sold	(2)
Total	$291		$19
Six months ended October 25, 2013
	Gross Gains (Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$(154)	Other expense, net	$55
		Cost of products sold	(29)
Total	$(154)		$26
Forecasted Debt Issuance Interest Rate Risk
Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. The effective portion of the gains or losses on the forward starting interest rate derivative instrument that is designated and qualifies as a cash flow hedge is reported as a component of accumulated other comprehensive loss. Beginning in the period in which the planned debt issuance occurs and the related derivative instrument is terminated, the effective portion of the gains or losses is then reclassified into interest expense, net over the term of the related debt. Any portion of the gains or losses that is determined to be ineffective is immediately recognized in interest expense, net. In the second quarter of fiscal year 2015, the Company entered into $1.425 billion of fixed pay, forward starting interest rate swaps with a weighted average fixed rate of 2.88 percent in advance of planned debt issuances. As of October 24, 2014, the Company had $1.675 billion of fixed pay, forward starting interest rate swaps with a weighted average fixed rate of 2.87 percent in anticipation of planned debt issuances.
For the three and six months ended October 24, 2014, the Company reclassified $2 million and $4 million, respectively, of the effective portion of the net losses on forward starting interest rate derivative instruments from accumulated other comprehensive loss to interest expense, net.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three and six months ended October 25, 2013, the Company reclassified $2 million and $4 million, respectively, of the effective portion of the net losses on forward starting interest rate derivative instruments from accumulated other comprehensive loss to interest expense, net.
The unrealized (loss) gain on outstanding forward starting interest rate swap derivative instruments as of October 24, 2014 and April 25, 2014 was $(21) million and $7 million, respectively. Unrealized (losses) gains on outstanding forward starting interest rate swap derivative instruments were recorded in other assets and long-term liabilities, with the offset recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets.
As of October 24, 2014 and April 25, 2014, the Company had $114 million and $(44) million, respectively, in after-tax net unrealized gains (losses) associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $79 million of after-tax net unrealized gains as of October 24, 2014 will be reclassified into the condensed consolidated statements of earnings over the next 12 months.
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
As of both October 24, 2014 and April 25, 2014, the Company had interest rate swaps in gross notional amounts of $2.625 billion designated as fair value hedges of underlying fixed rate obligations. As of October 24, 2014, the Company had interest rate swap agreements designated as fair value hedges of underlying fixed rate obligations including the Company’s $1.250 billion 3.000 percent 2010 Senior Notes and the $600 million 4.750 percent 2005 Senior Notes classified as short-term borrowings, the $500 million 2.625 percent 2011 Senior Notes, the $500 million 4.125 percent 2011 Senior Notes, and the $675 million 3.125 percent 2012 Senior Notes. For additional information regarding the terms of the Company’s interest rate swap agreements, refer to Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 25, 2014.
The market value of outstanding interest rate swap agreements was a net $81 million unrealized gain and the market value of the hedged item was a net $81 million unrealized loss at October 24, 2014, which were recorded in other assets, prepaid expenses and other current assets, and other long-term liabilities with the offsets recorded in long-term debt and short-term borrowings in the condensed consolidated balance sheets. No hedge ineffectiveness was recorded as a result of these fair value hedges for the three and six months ended October 24, 2014 or October 25, 2013.
During the three and six months ended October 24, 2014 and October 25, 2013, the Company did not have any ineffective fair value hedging instruments. In addition, the Company did not recognize any gains or losses during the three and six months ended October 24, 2014 or October 25, 2013 on firm commitments that no longer qualify as fair value hedges.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance Sheet Presentation
The following tables summarize the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets as of October 24, 2014 and April 25, 2014. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not, and are further segregated by type of contract within those two categories.

October 24, 2014
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Prepaid expenses and other current assets	$20	Other accrued expenses	$—
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	153	Other accrued expenses	26
Interest rate contracts	Other assets	70	Other long-term liabilities	30
Foreign currency exchange rate contracts	Other assets	107	Other long-term liabilities	—
Total derivatives designated as hedging instruments		$350		$56
Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$—	Other accrued expenses	$1
Total derivatives not designated as hedging instruments		$—		$1

Total derivatives		$350		$57

April 25, 2014
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Prepaid expenses and other current assets	$13	Other accrued expenses	$—
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	81	Other accrued expenses	84
Interest rate contracts	Other assets	73	Other long-term liabilities	11
Foreign currency exchange rate contracts	Other assets	8	Other long-term liabilities	30
Total derivatives designated as hedging instruments		$175		$125
Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$—	Other accrued expenses	$2
Total derivatives not designated as hedging instruments		$—		$2

Total derivatives		$175		$127

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

October 24, 2014		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) or Posted	Net Amount
Derivative Assets
Foreign currency exchange rate contracts	$260	$(38)	$(75)	$147
Interest rate contracts	90	(17)	(5)	68
	$350	$(55)	$(80)	$215

Derivative Liabilities
Foreign currency exchange rate contracts	$(27)	$27	$—	$—
Interest rate contracts	(30)	28	—	(2)
	$(57)	$55	$—	$(2)
Total	$293	$—	$(80)	$213

April 25, 2014		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) or Posted	Net Amount
Derivative Assets
Foreign currency exchange rate contracts	$89	$(64)	$—	$25
Interest rate contracts	86	(31)	—	55
	$175	$(95)	$—	$80

Derivative Liabilities
Foreign currency exchange rate contracts	$(116)	$84	$—	$(32)
Interest rate contracts	(11)	11	—	—
	$(127)	$95	$—	$(32)
Total	$48	$—	$—	$48
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of interest-bearing investments, forward exchange derivative contracts, and trade accounts receivable.
The Company maintains cash and cash equivalents, investments, and certain other financial instruments (including currency exchange rate and interest rate derivative contracts) with various major financial institutions. The Company performs periodic evaluations of the relative credit standings of these financial institutions and limits the amount of credit exposure with any one institution. In addition, the Company has collateral credit agreements with its primary derivatives counterparties. Under these agreements, either party is required to post eligible collateral when the market value of transactions covered by the agreement exceeds specific thresholds, thus limiting credit exposure for both parties. As noted in the above table, as of October 24, 2014, the Company received cash collateral of $80 million from its counterparties. The collateral received was recorded in cash and cash equivalents, with the offset recorded as an increase in other accrued expenses on the condensed consolidated balance sheets. As of April 25, 2014, no collateral was received or posted from its counterparties.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Global concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. However, a significant amount of trade receivables are with hospitals that are dependent upon governmental health care systems in many countries. The current economic conditions in many countries outside the U.S. (particularly the economic challenges faced by Italy, Spain, Portugal, and Greece) may continue to increase the average length of time it takes the Company to collect on its outstanding trade receivables in these countries as certain payment patterns have been impacted. As of October 24, 2014 and April 25, 2014, the Company’s aggregate accounts receivable balance for Italy, Spain, Portugal, and Greece, net of the allowance for doubtful accounts, was $601 million and $628 million, respectively. The Company continues to monitor the creditworthiness of customers located in these and other geographic areas. In the past, accounts receivable balances with certain customers in these countries have accumulated over time and were subsequently settled as large lump-sum payments. Although the Company does not currently foresee a significant credit risk associated with the outstanding accounts receivable, repayment is dependent upon the financial stability of the economies of these countries. For certain Greece distributors, collectability is not reasonably assured for revenue transactions and the Company defers revenue recognition until all revenue recognition criteria are met. As of October 24, 2014 and April 25, 2014, the Company's deferred revenue balance for certain Greece distributors was $18 million and $15 million, respectively. As of October 24, 2014 and April 25, 2014, no one customer represented more than 10 percent of the Company’s outstanding accounts receivable.
Note 10 – Inventories
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

(in millions)	October 24, 2014	April 25, 2014
Finished goods	$1,215	$1,196
Work in process	310	247
Raw materials	348	282
Total	$1,873	$1,725
Note 11 – Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill for the six months ended October 24, 2014 are as follows:

(in millions)	Cardiac and Vascular Group	Restorative Therapies Group	Diabetes Group	Total
Balance as of April 25, 2014	$2,881	$6,368	$1,344	$10,593
Goodwill as a result of acquisitions	234	219	—	453
Other adjustments, net	1	—	—	1
Currency adjustment, net	(14)	(9)	—	(23)
Balance as of October 24, 2014	$3,102	$6,578	$1,344	$11,024

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balances of other intangible assets, net, excluding goodwill as of October 24, 2014 and April 25, 2014 are as follows:

(in millions)	Purchased Technology and Patents	Trademarks and Tradenames	Acquired IPR&D	Other	Total
Other intangible assets as of October 24, 2014:
Original cost	$3,978	$428	$138	$308	$4,852
Accumulated amortization	(2,019)	(340)	—	(56)	(2,415)
Carrying value	$1,959	$88	$138	$252	$2,437
Other intangible assets as of April 25, 2014:
Original cost	$3,857	$408	$119	$200	$4,584
Accumulated amortization	(1,878)	(332)	—	(88)	(2,298)
Carrying value	$1,979	$76	$119	$112	$2,286
Amortization expense for the three and six months ended October 24, 2014 was $89 million and $176 million, respectively and for the three and six months ended October 25, 2013 was $88 million and $174 million, respectively.
Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets, excluding any possible future amortization associated with acquired IPR&D, which has not met technological feasibility, is as follows:

(in millions) Fiscal Year	Estimated Amortization Expense
Remaining 2015	$191
2016	347
2017	325
2018	310
2019	265
2020	217
Thereafter	644
Total estimated amortization expense	$2,299
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
Changes in the Company’s product warranty obligations during the six months ended October 24, 2014 and October 25, 2013 consisted of the following:

	Six months ended
(in millions)	October 24, 2014	October 25, 2013
Balance at the beginning of the period	$32	$35
Warranty claims provision	11	18
Settlements made	(12)	(15)
Balance at the end of the period	$31	$38

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 – Interest Expense, Net
Interest income and interest expense for the three and six months ended October 24, 2014 and October 25, 2013 are as follows:

	Three months ended		Six months ended
(in millions)	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
Interest income	$(86)	$(62)	$(178)	$(111)
Interest expense	94	95	191	184
Interest expense, net	$8	$33	$13	$73
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
Note 14 – Income Taxes
The Company’s effective tax rates for the three and six months ended October 24, 2014 were 19.0 percent and 19.3 percent, respectively, compared to 19.2 percent and 18.2 percent for the three and six months ended October 25, 2013, respectively. The changes in the Company’s effective tax rate for the three and six months ended October 24, 2014 were primarily due to the tax impact of special charges, restructuring charges, net, certain litigation charges, net, acquisition-related items, the expiration of the U.S. federal research and development tax credit on December 31, 2013, and the impact from year-over-year changes in operational results by jurisdiction.
During the six months ended October 24, 2014, the Company’s gross unrecognized tax benefits increased from $1.172 billion to $1.293 billion. In addition, the Company has accrued gross interest and penalties of $171 million as of October 24, 2014. If all of the Company’s unrecognized tax benefits were recognized, approximately $1.173 billion would impact the Company’s effective tax rate. The Company has recorded the gross unrecognized tax benefits as a long-term liability, as it does not expect significant payments to occur or the total amount of unrecognized tax benefits to change significantly over the next 12 months.
The Company will continue to recognize interest and penalties related to income tax matters in the provision for income taxes in the condensed consolidated statements of earnings and record the liability in current or long-term accrued income taxes in the condensed consolidated balance sheets, as appropriate.
As of October 24, 2014, there were no changes to significant unresolved matters with the IRS or foreign tax authorities from what the Company disclosed in its Annual Report on Form 10-K for the year ended April 25, 2014.
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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
(in millions, except per share data)	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
Numerator:
Net earnings	$828	$902	$1,699	$1,855
Denominator:
Basic – weighted average shares outstanding	981.9	998.9	987.5	1,004.5
Effect of dilutive securities:
Employee stock options	7.3	6.8	7.4	6.7
Employee restricted stock units	3.7	3.6	4.4	4.2
Other	0.1	0.1	0.1	0.1
Diluted – weighted average shares outstanding	993.0	1,009.4	999.4	1,015.5

Basic earnings per share	$0.84	$0.90	$1.72	$1.85
Diluted earnings per share	$0.83	$0.89	$1.70	$1.83
The calculation of weighted average diluted shares outstanding excludes options for approximately 4 million and 2 million shares of common stock for the three and six months ended October 24, 2014, respectively, and 7 million shares of common stock for both the three and six months ended October 25, 2013, because their effect would be anti-dilutive on the Company’s earnings per share.
Note 16 – Stock-Based Compensation
Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.
The following table presents the components and classification of stock-based compensation expense recognized for the three and six months ended October 24, 2014 and October 25, 2013:

	Three months ended		Six months ended
(in millions)	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
Stock options	$14	$13	$20	$20
Restricted stock awards	31	28	54	48
Employee stock purchase plan	3	3	8	7
Total stock-based compensation expense	$48	$44	$82	$75

Cost of products sold	$4	$4	$8	$7
Research and development expense	9	8	15	14
Selling, general, and administrative expense	35	32	59	54
Total stock-based compensation expense	$48	$44	$82	$75

Income tax benefits	(14)	(13)	(23)	(21)

Total stock-based compensation expense, net of tax	$34	$31	$59	$54

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 17 – Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans (post-retirement benefits), defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the plans includes the following components for the three and six months ended October 24, 2014 and October 25, 2013:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Three months ended		Three months ended		Three months ended
(in millions)	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
Service cost	$26	$27	$15	$14	$5	$5
Interest cost	26	24	8	7	4	3
Expected return on plan assets	(39)	(35)	(10)	(9)	(6)	(5)
Amortization of net actuarial loss	16	21	3	2	—	—
Net periodic benefit cost	$29	$37	$16	$14	$3	$3

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Six months ended		Six months ended		Six months ended
(in millions)	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
Service cost	$52	$54	$30	$28	$10	$10
Interest cost	52	48	16	14	8	6
Expected return on plan assets	(78)	(70)	(20)	(18)	(12)	(10)
Amortization of net actuarial loss	32	42	6	4	—	—
Net periodic benefit cost	$58	$74	$32	$28	$6	$6

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18 – Accumulated Other Comprehensive Income (Loss)
Changes in AOCI by component are as follows:

(in millions)	Unrealized Gain (Loss) on Available-for-Sale Securities		Cumulative Translation Adjustments (a)	Net Change in Retirement Obligations		Unrealized Gain (Loss) on Derivatives		Total Accumulated Other Comprehensive (Loss) Income
Balance as of April 25, 2014, net of tax	$(6)		$218	$(765)		$(44)		$(597)
Other comprehensive income (loss) before reclassifications, before tax	61		(129)	16		263		211
Tax expense	(22)		—	—		(93)		(115)
Other comprehensive income (loss) before reclassifications, net of tax	39		(129)	16		170		96
Reclassifications, before tax	(28)		—	38		(16)		(6)
Tax benefit (expense)	9		—	(12)		4		1
Reclassifications, net of tax	(19)	(b)	—	26	(c)	(12)	(d)	(5)
Other comprehensive income (loss), net of tax	20		(129)	42		158		91
Balance as of October 24, 2014, net of tax	$14		$89	$(723)		$114		$(506)

(in millions)	Unrealized Gain (Loss) on Available-for-Sale Securities		Cumulative Translation Adjustments (a)	Net Change in Retirement Obligations		Unrealized Gain (Loss) on Derivatives		Total Accumulated Other Comprehensive (Loss) Income
Balance as of April 26, 2013, net of tax	$97		$205	$(852)		$58		$(492)
Other comprehensive (loss) income before reclassifications, before tax	(68)		57	(6)		(121)		(138)
Tax benefit	25		—	—		45		70
Other comprehensive (loss) income before reclassifications, net of tax	(43)		57	(6)		(76)		(68)
Reclassifications, before tax	(33)		—	46		(22)		(9)
Tax benefit (expense)	12		—	(17)		7		2
Reclassifications, net of tax	(21)	(b)	—	29	(c)	(15)	(d)	(7)
Other comprehensive (loss) income, net of tax	(64)		57	23		(91)		(75)
Balance as of October 25, 2013, net of tax	$33		$262	$(829)		$(33)		$(567)

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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
INFUSE Product Liability Litigation
As of November 24, 2014, plaintiffs had filed approximately 800 lawsuits against the Company in the U.S. state and federal courts, reflecting approximately 1,300 individual personal injury claims from the INFUSE bone graft product. Certain law firms have advised the Company that they may bring a large number of similar claims against the Company in the future. The Company estimates those law firms represent approximately 3,500 additional unfiled claimants. The Company recorded an expense of $140 million in fiscal year 2014, related to probable and reasonably estimated damages in connection with these matters.
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
Shareholder Related Matters
On March 12, 2012, Charlotte Kokocinski filed a shareholder derivative action against both the Company and certain of its current and former officers and members of the Board of Directors in the U.S. District Court for the District of Minnesota, setting forth certain allegations, including a claim that defendants violated various purported duties in connection with the INFUSE bone graft product and otherwise. On March 25, 2013, the Court dismissed the case without prejudice. In May 2012, Daniel Himmel and the Saratoga Advantage Trust commenced two other separate shareholder derivative actions in Hennepin County, Minnesota, District Court against the same defendants, making allegations similar to those in the Kokocinski case. On July 1, 2014, Road Carriers Local 707 Welfare & Pension Funds filed a shareholder derivative action in Hennepin County, Minnesota, District Court against the same defendants making allegations similar to those in the Kokocinski, Himmel, and Saratoga Advantage Trust cases. On July 24, 2014, Anne Shirley Cutler filed a shareholder derivative action in Hennepin County, Minnesota, District Court against certain of the same defendants making allegations similar to those in the Kokocinski, Himmel, and Saratoga Advantage Trust cases as well as allegations that defendants violated purported duties in connection with the Synchromed pain pump system. On September 26, 2014, Richard Hockstein filed an INFUSE related shareholder derivative action against both the Company and certain of its current and former officers and members of the Board of Directors in the United States District Court for the District of Minnesota making allegations similar to those in the Kokocinski case.
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
On July 2, 2014, Lewis Merenstein filed a putative shareholder class action in Hennepin County, Minnesota, District Court seeking to enjoin the potential acquisition of Covidien. The lawsuit names Medtronic, Covidien, and each member of the

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Medtronic board as defendants, and alleges that the directors breached their fiduciary duties to shareholders with regard to the potential acquisition. On August 21, 2014, Kenneth Steiner filed a putative shareholder class action in Hennepin County, Minnesota, District Court, also seeking an injunction to prevent the potential Covidien acquisition. On July 10, 2014, Richard Taxman filed a putative shareholder class action in the U.S. District Court for the District of Massachusetts also seeking to enjoin the potential acquisition, and naming Medtronic, Covidien, and the members of the Covidien board of directors as defendants. On August 26, 2014, William Cobb filed a putative shareholder class action in Suffolk County Superior Court, Massachusetts, asserting claims similar to those asserted in Taxman. The Company has not recorded any expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from these matters.
In connection with the potential acquisition of Covidien, on September 19, 2014 William A. Houston filed a putative shareholder class action in the United States District Court for the District of Minnesota and on October 3, 2014 Marilyn Clark filed a complaint in the United States District Court for the District of Minnesota that is nearly identical to the Houston complaint. These actions name as defendants certain current members of Medtronic’s board of directors and certain of Medtronic’s officers, and also name Medtronic as a nominal defendant. The Houston and Clark complaints assert various causes of action under Minnesota law, including that the individual defendants allegedly breached fiduciary duties in providing for excise tax reimbursements to certain individuals who were and/or are directors and executive officers of Medtronic in connection with the potential acquisition of Covidien. The Company has not recorded any expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable under U.S. GAAP. Additionally, the Company cannot reasonably estimate the range of loss, if any, that may result from these matters.
Mirowski
Medtronic is a licensee to the RE 38,119 patent ('119 Patent) and RE 38,897 patent ('897 Patent) owned by Mirowski Family Ventures, LLC (Mirowski) relating to the treatment of hemodynamic dysfunction. Medtronic and Mirowski dispute the application of the '119 and '897 Patents to certain Medtronic cardiac resynchronization products. On December 17, 2007, Medtronic filed an action in U.S. District Court for the District of Delaware seeking a declaration that none of its products infringe any valid claims of either the '119 or '897 Patents. If certain conditions are fulfilled, the '119 and/or '897 Patents are determined to be valid, and the Medtronic products are found to infringe the '119 and/or '897 Patents, Medtronic will be obligated to pay royalties to Mirowski based upon sales of certain cardiac resynchronization therapy-defibrillator (CRT-D) products. On March 30, 2011, the trial court entered a judgment of non-infringement in Medtronic's favor. On September 16, 2012, the Federal Circuit reversed and remanded the trial court's decision for a new trial, based on its holding that the trial court did not properly allocate the burden of proof in the initial proceedings. Medtronic's petition for certiorari to the U.S. Supreme Court was granted, and on January 22, 2014, the Supreme Court reversed the Federal Circuit's decision regarding the burden of proof. On March 11, 2014, the Federal Circuit affirmed the trial court's judgment of non-infringement. On August 6, 2014, Mirowski filed a petition for certiorari to the U.S. Supreme Court asking for further review of the Federal Circuit's affirmance. On October 14, 2014, the U.S. Supreme Court denied Mirowski’s petition for certiorari, effectively affirming the trial court’s initial judgment of non-infringement in favor of the Company, and bringing this matter to its conclusion. The Company has not recorded an expense pursuant to U.S. GAAP requirements in connection with this matter because any loss is not probable.
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
On November 9, 2010, the French Competition Authority commenced an investigation of the Company, along with a number of other medical device companies, and the companies' trade association, Syndicat National de l'Industrie des Technologies Medicales (SNITEM), to determine whether such companies or SNITEM engaged in any anticompetitive practices in responding to tenders to purchase certain medical devices. In September 2014, the French Competition Authority closed its investigation without taking any further action or proceeding against the Company, bringing this matter to its conclusion.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The Company operates under three reportable segments and three operating segments. The Company's Cardiac and Vascular Group consists of three businesses: Cardiac Rhythm & Heart Failure, Coronary & Structural Heart, and Aortic & Peripheral Vascular. The primary products sold by this operating segment include those for cardiac rhythm disorders and cardiovascular disease. The Company's Restorative Therapies Group consists of three businesses: Spine, Neuromodulation, and Surgical Technologies. The primary products sold by this operating segment include those for spinal conditions and musculoskeletal trauma, neurological disorders, urological and digestive disorders, and ear, nose, and throat conditions. The primary products sold by the Company's Diabetes Group include those for diabetes management.
Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. Net sales and earnings before income taxes by reportable segment are as follows:

	Three months ended		Six months ended
(in millions)	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
Cardiac and Vascular Group	$2,286	$2,199	$4,540	$4,359
Restorative Therapies Group	1,650	1,602	3,253	3,156
Diabetes Group	430	393	846	762
Total Net Sales	$4,366	$4,194	$8,639	$8,277

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended		Six months ended
(in millions)	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
Cardiac and Vascular Group	$714	$758	$1,426	$1,514
Restorative Therapies Group	426	443	836	864
Diabetes Group	117	107	237	182
Total Reportable Segments’ Earnings Before Income Taxes	1,257	1,308	2,499	2,560
Special charges	(100)	—	(100)	(40)
Restructuring charges, net	—	—	(30)	(18)
Certain litigation charges, net	—	(24)	—	(24)
Acquisition-related items	(61)	—	(102)	96
Interest expense, net	(8)	(33)	(13)	(73)
Corporate	(66)	(135)	(149)	(232)
Earnings Before Income Taxes	$1,022	$1,116	$2,105	$2,269
Geographic information
Net sales to external customers by geography are as follows:

	Three months ended		Six months ended
(in millions)	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
United States	$2,456	$2,338	$4,789	$4,544
Europe and Canada	1,035	1,035	2,116	2,081
Asia-Pacific	655	632	1,304	1,288
Other Foreign	220	189	430	364
Total Net Sales	$4,366	$4,194	$8,639	$8,277
Certain prior period net sales to external customers by geography have been corrected to conform to the current period classification. These revisions are considered immaterial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic, Inc. and its subsidiaries (Medtronic or the Company). For a full understanding of financial condition and results of operations, you should read this discussion along with management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended April 25, 2014. In addition, you should read this discussion along with our condensed consolidated financial statements and related notes thereto as of October 24, 2014.
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
We operate under three reportable segments and three operating segments, the Cardiac and Vascular Group (composed of the Cardiac Rhythm & Heart Failure, Coronary & Structural Heart, and Aortic & Peripheral Vascular businesses), the Restorative Therapies Group (composed of the Spine, Neuromodulation, and Surgical Technologies businesses), and the Diabetes Group. In the first quarter of fiscal year 2015, we realigned our Cardiac and Vascular Group businesses with a specific focus on comprehensive disease management. This change did not impact our reportable segments or operating segments. See Note 20 to the current period’s condensed consolidated financial statements for additional discussion related to our segment reporting.
Net earnings for the three months ended October 24, 2014 were $828 million, or $0.83 per diluted share, as compared to net earnings of $902 million, or $0.89 per diluted share for the same period in the prior fiscal year, representing a decrease of 8 percent and 7 percent, respectively. Net earnings for the three months ended October 24, 2014 included after-tax special charges and acquisition-related items that decreased net earnings by an aggregate of $124 million ($161 million pre-tax). Net earnings for the three months ended October 25, 2013 included after-tax certain litigation charges, net, that decreased net earnings by $17 million ($24 million pre-tax). See further discussion of these items in the “Special Charges, Restructuring Charges, Net, Certain Litigation Charges, Net, and Acquisition-Related Items” section of this management’s discussion and analysis.
Net earnings for the six months ended October 24, 2014 were $1.699 billion, or $1.70 per diluted share, as compared to net earnings of $1.855 billion, or $1.83 per diluted share for the same period in the prior fiscal year, representing a decrease of 8 percent and 7 percent, respectively. Net earnings for the six months ended October 24, 2014 included after-tax special charges, restructuring charges, net, and acquisition-related items that decreased net earnings by an aggregate of $186 million ($232 million pre-tax).  Net earnings for the six months ended October 25, 2013 included after-tax special charges, restructuring charges, net, certain litigation charges, net, and acquisition-related items that increased net earnings by an aggregate of $38 million ($14 million pre-tax). See further discussion of these items in the “Special Charges, Restructuring Charges, Net, Certain Litigation Charges, Net, and Acquisition-Related Items” section of this management’s discussion and analysis.

The table below illustrates net sales by operating segment for the three and six months ended October 24, 2014 and October 25, 2013:

	Three months ended			Six months ended
(dollars in millions)	October 24, 2014	October 25, 2013	% Change	October 24, 2014	October 25, 2013	% Change
Cardiac and Vascular Group	$2,286	$2,199	4%	$4,540	$4,359	4%
Restorative Therapies Group	1,650	1,602	3	3,253	3,156	3
Diabetes Group	430	393	9	846	762	11
Total Net Sales	$4,366	$4,194	4%	$8,639	$8,277	4%
Net sales for the three and six months ended October 24, 2014 were $4.366 billion and $8.639 billion, respectively, an increase of 4 percent for both periods as compared to the same periods in the prior fiscal year. Foreign currency translation had an unfavorable impact of $38 million and $4 million on net sales for the three and six months ended October 24, 2014, respectively, compared to the same periods in the prior fiscal year. Net sales growth for the three and six months ended October 24, 2014 was driven by 4 percent growth for both periods in our Cardiac and Vascular Group, 3 percent growth for both periods in our Restorative Therapies Group, and 9 percent and 11 percent growth, respectively, in our Diabetes Group compared to the same periods in the prior fiscal year. The Cardiac and Vascular Group’s performance for the three and six months ended October 24, 2014 was primarily a result of strong net sales in Low Power, Structural Heart, and AF and Other, solid growth in Aortic & Peripheral Vascular, partially offset by declines in High Power and Coronary. Additionally, the Cardiac and Vascular Group’s sales performance for the three and six months ended October 24, 2014 was favorably affected by new products, the August 2014 acquisition of NGC Medical S.p.A. (NGC), and the January 2014 acquisition of TYRX, Inc. (TYRX). The six months ended October 24, 2014 was also favorably impacted by the August 2013 acquisition of Cardiocom, LLC (Cardiocom). The Restorative Therapies Group’s sales performance for the three and six months ended October 24, 2014 was favorably impacted by solid growth in Surgical Technologies and growth in Neuromodulation. The Restorative Therapies Group's sales performance for the three months ended October 24, 2014 was also favorably impacted by solid growth in BMP (composed of INFUSE bone graft (InductOs in the European Union)), offset by declines in Interventional Spine and Core Spine. Additionally, Spine had a slight unfavorable impact for the six months ended October 24, 2014. The Diabetes Group’s performance for the three and six months ended October 24, 2014 was due to strong net sales in the U.S driven by the ongoing launch of the MiniMed 530G System with Enlite Sensor as well as strong net sales in international markets driven by continued adoption and use of the Veo insulin pump with low-glucose suspend and Enlite continuous glucose monitoring (CGM) sensor. See our discussion in the “Net Sales” section of this management’s discussion and analysis for more information on the results of our operating segments.
We remain committed to our Mission of developing lifesaving and life-enhancing therapies to alleviate pain, restore health, and extend life.
Pending Acquisition of Covidien plc
On June 15, 2014, Medtronic, Inc. entered into a Transaction Agreement (the Transaction Agreement) by and among Medtronic, Inc., Covidien public limited company, an Irish public limited company (Covidien), Medtronic Holdings Limited (f/k/a Kalani I Limited), a private limited company organized under the laws of Ireland that will be renamed Medtronic plc (New Medtronic), Makani II Limited, a private limited company organized under the laws of Ireland and a wholly-owned subsidiary of New Medtronic (IrSub), Aviation Acquisition Co., Inc., a Minnesota corporation (U.S. AcquisitionCo), and Aviation Merger Sub, LLC, a Minnesota limited liability company and a wholly-owned subsidiary of U.S. AcquisitionCo (MergerSub). Under the terms of the Transaction Agreement, (i) New Medtronic and IrSub will acquire Covidien (the Acquisition) pursuant to the Irish Scheme of Arrangement under Section 201, involving the cancellation of Covidien's issued share capital under Sections 72 and 74, of the Irish Companies Act of 1963 (the Arrangement) and (ii) MergerSub will merge with and into Medtronic, Inc., with Medtronic, Inc. continuing as the surviving corporation in the merger (such merger, the Merger, and the Merger together with the Acquisition, the Pending Acquisition). As a result of the Pending Acquisition, both Medtronic, Inc. and Covidien will become wholly-owned subsidiaries of New Medtronic. Prior to the closing of the transaction, New Medtronic will re-register as a public limited company, the ordinary shares of which are expected to be listed on the New York Stock Exchange under the symbol "MDT".
At the effective time of the Arrangement, Covidien shareholders will be entitled to receive $35.19 in cash and 0.956 of a newly issued New Medtronic share (the Arrangement Consideration) in exchange for each Covidien share held by such shareholders, and at the effective time of the Merger, each share of Medtronic, Inc. common stock will be converted into the right to receive one New Medtronic share. The total cash and stock value of the Pending Acquisition is approximately $46.5 billion (based on Medtronic, Inc.’s closing share price of $69.38 on November 13, 2014). It is expected that immediately after the closing of the Pending Acquisition, Covidien shareholders will own approximately 30 percent of New Medtronic on a fully diluted basis.

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
The consummation of the Pending Acquisition is subject to certain conditions, including approvals by Medtronic, Inc. and Covidien shareholders. In addition, the proposed transaction requires approval of the Irish High Court and regulatory approvals in the U.S., the European Union, China, and certain other countries. The Pending Acquisition is expected to close in early 2015. Covidien is a global health care products company that creates innovative medical solutions for better patient outcomes and delivers value through clinical leadership and excellence. Covidien develops, manufactures, and sells a diverse range of industry-leading medical device and supply products.
Medtronic, Inc. initially contemplated financing a substantial portion of the cash component of the acquisition consideration through an intercompany loan from one or more of its non-U.S. subsidiaries to IrSub. However, as announced on October 3, 2014, following the September 22, 2014 announcement by the U.S. Treasury Department and the U.S. Internal Revenue Service (IRS), Medtronic, Inc. now expects that it will incur approximately $16.3 billion in external indebtedness to finance the cash component of the acquisition consideration and certain transaction expenses. Medtronic, Inc. expects that a substantial portion of such external indebtedness will be incurred by Medtronic, Inc. prior to the consummation of the transaction and will be guaranteed by New Medtronic, either at or shortly following the closing of the Covidien acquisition. As a result, Medtronic, Inc., or its affiliates, will have a sufficient amount of cash available to it by the time of the consummation of the transaction to fund the cash component of the acquisition consideration.
New Bridge Credit Agreement
On November 7, 2014, Medtronic, Inc. entered into a 364-day senior unsecured bridge credit agreement (the New Bridge Credit Agreement), among Medtronic, Inc., New Medtronic, Medtronic Global Holdings SCA, a partnership limited by shares incorporated in Luxembourg and a wholly-owned indirect subsidiary of New Medtronic (Medtronic Luxco), the lenders from time to time party thereto and Bank of America, N.A., as administrative agent. Under the New Bridge Credit Agreement, the lenders party thereto have committed to provide Medtronic, Inc. with unsecured bridge financing in an aggregate principal amount of up to $11.3 billion. The commitments are intended to be available to finance, in part, the cash component of the acquisition consideration and certain transaction expenses to the extent Medtronic, Inc. does not arrange for alternative financing prior to the consummation of the transaction. New Medtronic and Medtronic Luxco have guaranteed the obligations of Medtronic, Inc. under the New Bridge Credit Agreement. If Medtronic, Inc. draws loans under the New Bridge Credit Agreement, it intends to refinance any such loans with the proceeds of other external indebtedness.
Term Loan Credit Agreement
On November 7, 2014, Medtronic, Inc. also entered into the three-year senior unsecured term loan credit agreement (the Term Loan Credit Agreement and, together with the New Bridge Credit Agreement, the New Credit Agreements), among Medtronic, Inc., New Medtronic, Medtronic Luxco, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent. Under the Term Loan Credit Agreement, the lenders party thereto have committed to provide Medtronic, Inc. with unsecured term loan financing in an aggregate principal amount of up to $5.0 billion. Medtronic, Inc. intends to draw upon such commitments on the consummation of the transaction to finance, in part, the cash component of the acquisition consideration and certain transaction expenses. New Medtronic and Medtronic Luxco have guaranteed the obligations of Medtronic, Inc. under the Term Loan Credit Agreement.

Termination of Existing Bridge Credit Agreements
In connection with its entrance into the New Bridge Credit Agreement and the Term Loan Credit Agreement, on November 7, 2014, Medtronic, Inc. terminated the unsecured bridge commitments previously provided to it in an aggregate principal amount of $2.8 billion under the 364-day senior unsecured bridge credit agreement dated as of June 15, 2014. On the same date, IrSub terminated the unsecured bridge commitments previously provided to it in an aggregate principal amount of $13.5 billion under the 60-day senior unsecured cash bridge credit agreement dated as of June 15, 2014.
Amended and Restated Revolving Credit Agreement
On November 7, 2014, Medtronic, Inc. also entered into an amendment and restatement agreement (the Revolver
Amendment Agreement), among Medtronic, Inc., New Medtronic, Medtronic Luxco, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and issuing bank. Under the Revolver Amendment Agreement, the parties thereto have agreed to enter into an amendment and restatement (the Amended and Restated Revolving Credit Agreement) of Medtronic’s existing $2.250 billion 5-year senior unsecured revolving credit agreement dated as of December 17, 2012, among Medtronic, the lenders from time to time party thereto and Bank of America N.A., as administrative agent and issuing bank. The effectiveness of the Amended and Restated Revolving Credit Agreement is conditioned on, among other things, the consummation of the acquisition. Under the Amended and Restated Revolving Credit Agreement, the lenders party thereto will provide Medtronic, Inc. and Medtronic Luxco with unsecured revolving credit commitments in an aggregate principal amount of up to $3.5 billion. The commitments are intended to be used for general corporate purposes, including acquisitions and working capital of Medtronic, Inc. and Medtronic Luxco, and to replace the revolving credit facility currently available to Covidien. Medtronic, Inc. and Medtronic Luxco will be coborrowers under the Amended and Restated Revolving Credit Agreement and each of Medtronic, Inc., Medtronic Luxco and New Medtronic will also guarantee the obligations of the co-borrowers under the Amended and Restated Revolving Credit Agreement.
Medtronic, Inc. reserves the right, subject to the prior written approval of the Irish Takeover Panel, to effect the acquisition by way of a takeover offer, as an alternative to the acquisition, in the circumstances described in and subject to the terms of the Transaction Agreement. In such event, such takeover offer will be implemented on terms and conditions that are at least as favorable to Covidien shareholders (except for an acceptance condition set at 80 percent of the nominal value of the Covidien shares to which such offer relates and which are not already beneficially owned by Medtronic, Inc.) as those which would apply in relation to the acquisition, among other requirements.
The special meetings of shareholders of Medtronic and Covidien have been scheduled for January 6, 2015. For additional information concerning the Pending Acquisition, New Medtronic has filed with the SEC a registration statement on Form S-4, which has been declared effective and includes the Joint Proxy Statement of Medtronic, Inc. and Covidien that also constitutes a Prospectus of New Medtronic. Commencing on November 21, 2014, Medtronic and Covidien began mailing the Joint Proxy Statement to all shareholders of Medtronic and Covidien to solicit votes in connection with the transaction at the January 6, 2015 shareholder meetings.
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
The Company’s overall tax rate including the tax impact of the special charge, restructuring charges, net, certain litigation charges, net, and acquisition-related items resulted in an effective tax rate of 19.0 percent and 19.3 percent for the three and six months ended October 24, 2014, respectively. Excluding the impact of the special charge, restructuring charges, net, certain litigation charges, net, and acquisition-related items for the three and six months ended October 24, 2014, our operational and tax strategies have resulted in non-GAAP nominal tax rates of 19.5 percent and 19.3 percent, respectively, versus the U.S.

Federal statutory rate of 35.0 percent. An increase in our nominal tax rate of 1 percent would result in an additional income tax provision for the three and six months ended October 24, 2014 of approximately $11 and $23 million, respectively. See discussion of our tax rate and the tax adjustments in the “Income Taxes” section of this management’s discussion and analysis.
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
Due to the uncertainty associated with research and development projects, there is risk that actual results may differ materially from the original cash flow projections and that the research and development project may not result in a successful commercial product. The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, delay or failure to obtain required market clearances, delays or issues with patent issuance, or validity and litigation.
Goodwill is the excess of the purchase price (consideration transferred) over the estimated fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually in the third quarter or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our condensed consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. Goodwill was $11.024 billion and $10.593 billion as of October 24, 2014 and April 25, 2014, respectively.

Other intangible assets include patents, trademarks, purchased technology, and IPR&D (since April 25, 2009). Intangible assets with a definite life are amortized on a straight-line or accelerated basis, as appropriate, with estimated useful lives ranging from three to 20 years. IPR&D is tested for impairment annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. We review other definite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. Our impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future revenue and expense growth rates, selection of appropriate discount rate, asset groupings, and other assumptions and estimates. We use estimates that are consistent with our business plans and a market participant view of the assets being evaluated. Actual results may differ from our estimates due to a number of factors including, among others, changes in competitive conditions, timing of regulatory approval, results of clinical trials, changes in worldwide economic conditions, and fluctuations in foreign currency exchange rates. These risk factors are discussed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended April 25, 2014. Other intangible assets, net of accumulated amortization, were $2.437 billion and $2.286 billion as of October 24, 2014 and April 25, 2014, respectively.
Contingent consideration is recorded at the acquisition date at the estimated fair value of the contingent consideration for all acquisitions subsequent to April 24, 2009. The acquisition date fair value is measured based on the consideration expected to be transferred (probability-weighted), discounted back to present value. The discount rate used is determined at the time of measurement in accordance with accepted valuation methods. The fair value of the contingent consideration is remeasured to estimated fair value at each reporting period with the change in fair value recognized as income or expense within acquisition-related items in our condensed consolidated statements of earnings. Changes to the fair value of contingent consideration can result from changes in discount rates, the timing and amount of revenue estimates, or in the timing or likelihood of achieving the milestones which trigger payment. Using different valuation assumptions including revenue or cash flow projections, growth rates, discount rates, or probabilities of achieving the milestones result in different fair value measurements and expense (or income) in the current or future periods. Contingent consideration was $91 million and $68 million as of October 24, 2014 and April 25, 2014, respectively.

NEW ACCOUNTING PRONOUNCEMENTS
Information regarding new accounting pronouncements is included in Note 2 to the current period’s condensed consolidated financial statements.
ACQUISITIONS
On August 26, 2014, we acquired NGC, a privately-held Italian company that offers a broad suite of hospital managed services. Total consideration for this transaction was approximately $340 million. We had previously invested in NGC and held a 30 percent ownership position in that company. Net of this ownership position, the transaction value was approximately $238 million.
On August 25, 2014, we acquired Sapiens Steering Brain Stimulation (Sapiens), a privately-held developer of deep brain stimulation technologies. Total consideration for the transaction was approximately $203 million.
On July 25, 2014, we acquired Visualase, Inc. (Visualase), a privately-held developer of minimally invasive MRI guided laser ablation for surgical applications. Total consideration for the transaction was approximately $97 million.
On June 20, 2014, we acquired Corventis, Inc. (Corventis), a privately-held developer of wearable, wireless technologies for cardiac disease. Total consideration for the transaction was approximately $131 million, including settlement of outstanding debt to Medtronic of $50 million.
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
See Note 3 to the current period's condensed consolidated financial statements for additional information regarding acquisitions.

NET SALES
The table below illustrates net sales by product line and operating segment for the three and six months ended October 24, 2014 and October 25, 2013:

	Three months ended			Six months ended
(dollars in millions)	October 24, 2014	October 25, 2013	% Change	October 24, 2014	October 25, 2013	% Change
High Power	$670	$713	(6)%	$1,297	$1,369	(5)%
Low Power	524	477	10	1,049	950	10
AF & Other	126	83	52	231	147	57
CARDIAC RHYTHM & HEART FAILURE	1,320	1,273	4	2,577	2,466	5
Coronary	413	427	(3)	841	862	(2)
Structural Heart	330	281	17	668	594	12
CORONARY & STRUCTURAL HEART	743	708	5	1,509	1,456	4
AORTIC & PERIPHERAL VASCULAR	223	218	2	454	437	4
TOTAL CARDIAC & VASCULAR GROUP	2,286	2,199	4	4,540	4,359	4
Core Spine	551	556	(1)	1,104	1,119	(1)
Interventional Spine	75	80	(6)	155	158	(2)
BMP	120	110	9	230	234	(2)
SPINE	746	746	—	1,489	1,511	(1)
NEUROMODULATION	494	479	3	972	907	7
SURGICAL TECHNOLOGIES	410	377	9	792	738	7
TOTAL RESTORATIVE THERAPIES GROUP	1,650	1,602	3	3,253	3,156	3
DIABETES GROUP	430	393	9	846	762	11
TOTAL	$4,366	$4,194	4%	$8,639	$8,277	4%
Net sales for the three and six months ended October 24, 2014 were unfavorably impacted by foreign currency translation of $38 million and $4 million, respectively, when compared to the same periods of the prior fiscal year. The primary exchange rate movements that impacted our consolidated net sales growth were the U.S. dollar as compared to the Euro and Japanese Yen. The impact of foreign currency fluctuations on net sales was not indicative of the impact on net earnings due to foreign currency impact on operating costs and expenses and our hedging activities. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk”, Note 9 to the current period’s condensed consolidated financial statements, and our Annual Report on Form 10-K for the year ended April 25, 2014 for further details on foreign currency instruments and our related risk management strategies.
Cardiac and Vascular Group
The Cardiac and Vascular Group is composed of the Cardiac Rhythm & Heart Failure, Coronary & Structural Heart, and Aortic & Peripheral Vascular businesses. The Cardiac and Vascular Group's products, with a specific focus on comprehensive disease management, include pacemakers, insertable and external cardiac monitors, implantable defibrillators, leads and delivery systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation (AF), information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, therapies for uncontrolled hypertension, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group also includes Cardiocom and Cath Lab Managed Services (CLMS). The Cardiac and Vascular Group’s net sales for the three and six months ended October 24, 2014 were $2.286 billion and $4.540 billion, respectively, an increase of 4 percent for both periods as compared to the same periods in the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three and six months ended October 24, 2014 of $24 million and $2 million, respectively, compared to the same periods in the prior fiscal year. The Cardiac and Vascular Group’s performance for the three and six months ended October 24, 2014 was primarily a result of strong net sales in Low Power, Structural Heart, and AF and Other, solid growth in Aortic & Peripheral Vascular, partially offset by declines in High Power and Coronary. Additionally, the Cardiac and Vascular Group’s performance for the three and six months ended October 24, 2014 was favorably affected by new products, the August 2014 acquisition of NGC, and the January 2014 acquisition of TYRX. The six months ended October 24, 2014 was also favorably impacted by the August 2013 acquisition of Cardiocom. See the more detailed discussion of each business’s performance below.
Cardiac Rhythm & Heart Failure net sales for the three and six months ended October 24, 2014 were $1.320 billion and $2.577 billion, respectively, an increase of 4 percent and 5 percent, respectively, compared to the same periods in the prior fiscal year. Net sales of our High Power products for the three and six months ended October 24, 2014 decreased primarily due to net sales declines in the U.S. Net sales of our High Power products in the U.S. were impacted by declines in ICD implant volumes, partially offset by an increase in CRT-D implant volumes driven by the September 2014 launch of the Viva XT CRT-D with Attain Performa quadripolar CRT-D lead system in the U.S. International net sales of our High Power products declined slightly for the three months ended October 24, 2014 and were flat for the six months ended October 24, 2014. International net sales for the three months ended October 24, 2014 were negatively impacted by unfavorable foreign currency translation. For the three and six months ended October 24, 2014, international net sales were driven by the success of our Attain Performa quadripolar CRT-D system, offset by pricing pressures in certain international markets. Worldwide net sales of our Low Power products for the three and six months ended October 24, 2014 increased primarily driven by the strong ongoing global launch of the Reveal LINQ insertable cardiac monitor. AF and Other net sales increased primarily due to the continued global acceptance of the Arctic Front Advance Cardiac CryoAblation Catheter (Arctic Front) system, international launch of the PVAC Gold phased RF system, and net sales from the acquisition of Cardiocom and CLMS, which includes the August 2014 acquisition of NGC.
Coronary & Structural Heart net sales for the three and six months ended October 24, 2014 were $743 million and $1.509 billion, respectively, an increase of 5 percent and 4 percent, respectively, compared to the same periods in the prior fiscal year. Coronary net sales decreased primarily due to pricing pressures in the U.S., Western Europe, Japan, and India, partially offset by worldwide share gains in drug-eluting stents, driven by the continued strength of our Resolute Integrity drug-eluting coronary stent. We launched small vessel sizes of this product in Japan in the second quarter of fiscal year 2014. Structural Heart net sales for the three and six months ended October 24, 2014 increased primarily driven by strong execution on the ongoing U.S. launch of CoreValve transcatheter aortic heart valve. Growth for the six months ended October 24, 2014 was negatively affected by a difficult comparison in Germany, where customers made advanced purchases of CoreValve product during the first quarter of fiscal year 2014 in anticipation of the since resolved CoreValve injunction.
Aortic & Peripheral Vascular net sales for the three and six months ended October 24, 2014 were $223 million and $454 million, respectively, an increase of 2 percent and 4 percent, respectively compared to the same periods in the prior fiscal year. The increase in Aortic & Peripheral Vascular net sales for the three and six months ended October 24, 2014 was driven by strong sales of our Valiant Captivia Thoracic Stent Graft System, as well as the Endurant II Abdominal Aortic Aneurysm (AAA) Stent Graft System in Japan. For the three and six months ended October 24, 2014, growth was partially offset by the divestiture of a reentry catheter product line in the second quarter of fiscal year 2014, the removal of a peripheral below-the-knee product from the market in conjunction with outcomes from our IN.PACT DEEP clinical study, and increased competitive and pricing pressures in the U.S, Western Europe, and Japan.
Looking ahead, we expect our Cardiac and Vascular Group could be impacted by the following:

•	Increasing competition, fluctuations in foreign currency, and continued pricing pressures.

•	Continued future growth from Reveal LINQ, our next-generation insertable cardiac monitor launched in international and U.S. markets in the third and fourth quarters of fiscal year 2014, respectively.

•
Continued acceptance and future growth from the Viva/Brava family of CRT-D devices and the Attain Performa portfolio of quadripolar leads. The Viva/Brava family of CRT-D devices utilizes a new algorithm, called AdaptivCRT, which improves patients’ response rates to CRT-D therapy by preserving the patients’ normal heart rhythms and continually adapts to individual patient needs. Our Viva/Brava CRT-D devices received CE Mark approval in August 2012, received U.S. FDA approval in May 2013, and launched in Japan in the third quarter of fiscal year 2014. Paired with Viva/Brava Quad CRT-D, Attain Performa leads provide additional options for physicians to optimize patient therapy. Our Attain Performa quadripolar lead system received CE Mark approval in March 2013 and launched in Japan in the third quarter of fiscal year 2014. In August 2014, we received U.S. FDA approval of our Attain Performa quadripolar lead, Viva Quad XT CRT-D, and Viva Quad S CRT-D. These devices were launched in the U.S. in mid-September 2014.

•
Continued acceptance and future growth from the Evera family of ICDs. The Evera family of ICDs has increased battery longevity, advanced shock reduction technology, and a contoured shape with thin, smooth edges that better fits inside the body. Our Evera MRI SureScan ICD, the only ICD system approved for full-body MRI scans, received CE Mark approval late in the fourth quarter of fiscal year 2014 and launched in Japan in November 2014.

•
Continued acceptance and future growth from the Advisa DR MRI SureScan pacing system. The Advisa DR MRI SureScan is our second-generation MRI pacing system and is the first system to combine advanced pacing technology with proven MRI access. In the third quarter of fiscal year 2014, we received expanded labeling for full-body MRI scans from the U.S. FDA.

•
Continued future growth from the Arctic Front system, including the second generation Arctic Front Advance Cardiac Cryoballoon. The Arctic Front system is a cryoballoon indicated for the treatment of drug refractory paroxysmal atrial fibrillation. The cryoballoon treatment involves a minimally invasive procedure that efficiently creates circumferential lesions around the pulmonary vein, which studies have indicated is the source of erratic electrical signals that cause irregular heartbeat.

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

•
Continued acceptance and future growth from Cardiocom's remote telemonitoring solutions business for the management of chronic diseases such as heart failure, diabetes, and hypertension. Cardiocom was acquired in August 2013. In the third quarter of fiscal year 2014, Cardiocom launched a readmission reduction program focused on minimizing heart failure readmission penalties for U.S. hospitals.

•
Acceptance of our CLMS business. CLMS provides a unique service offering, whereby we enter into long-term contracts with hospitals, both within Europe and in certain other regions around the world, to upgrade and more effectively manage their cath lab and hybrid operating rooms. We expect trends to also be impacted by the integration of NGC into the CLMS business. NGC brings expertise in material management and managed equipment services, infrastructure design, and turnkey installation. NGC was acquired in August 2014.

•
Continued acceptance of our CoreValve transcatheter heart valve technologies for the replacement of the aortic valve. We received U.S. FDA approval for our CoreValve transcatheter aortic heart valve for extreme risk patients in the U.S in the third quarter of fiscal year 2014. We received U.S. FDA approval for high risk patients in June 2014. We continue to add new sites, with a presence now in over 200 U.S. sites.

•
Acceptance of the Resolute Onyx drug-eluting coronary stent which received CE Mark approval in November 2014. Resolute Onyx builds on the Resolute Integrity drug-eluting coronary stent with thinner struts to improve deliverability and is the first stent to feature our CoreWire technology, allowing greater visibility during the procedure.

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

•
Continued and future acceptance of the Endurant family of AAA stent graft products. We received CE Mark and U.S. FDA approval of the Endurant IIs stent graft late in the second quarter of fiscal year 2015.

•	We expect U.S. FDA approval of our IN.PACT Admiral drug-coated balloon, for people with upper leg peripheral artery disease, in the first calendar quarter of 2015.
Restorative Therapies Group
The Restorative Therapies Group is composed of the Spine, Neuromodulation, and Surgical Technologies businesses. The Restorative Therapies Group includes products for various areas of the spine, bone graft substitutes, biologic products, trauma, implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, obsessive-compulsive disorder (OCD), overactive bladder, urinary retention, fecal incontinence and gastroparesis, products to treat conditions of the ear, nose, and throat, systems that incorporate advanced energy surgical instruments, and products for surgical thermal ablation and thermal tumor therapy. Additionally, this group manufactures and sells image-guided surgery and intra-operative imaging systems. The Restorative Therapies Group’s net sales for the three and six months ended October 24,

2014 were $1.650 billion and $3.253 billion, an increase of 3 percent compared to the same periods in the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three and six months ended October 24, 2014 of $10 million and $2 million, respectively, compared to the same periods in the prior fiscal year. The Restorative Therapies Group’s performance for the three and six months ended October 24, 2014 was favorably impacted by solid growth in Surgical Technologies and growth in Neuromodulation. Spine revenues were relatively flat in both periods. See the more detailed discussion of each business’s performance below.
Spine net sales for the three and six months ended October 24, 2014 were $746 million and $1.489 billion, respectively, which were flat and a decrease of 1 percent, respectively, compared to the same periods in the prior fiscal year. Spine net sales for the three months ended October 24, 2014 were primarily driven by solid growth in BMP, offset by a decline in Interventional Spine and a slight decline in Core Spine. Spine net sales declined 1 percent for the six months ended October 24, 2014 driven by slight declines across Core Spine, BMP, and Interventional Spine. For the three and six months ended October 24, 2014, net sales for BMP increased by 9 percent and declined by 2 percent, respectively, compared to the same periods in the prior fiscal year, with stable underlying demand. Interventional Spine net sales declined 6 percent and 2 percent for the three and six months ended October 24, 2014, respectively, due to product supply issues relating to our cement delivery systems disrupting sales during the second quarter. Core Spine net sales declined 1 percent for the three and six months ended October 24, 2014 compared to the same periods in the prior fiscal year, driven primarily by the timing of new product launches. The U.S. Core Spine and global spine markets continued to show signs of stabilization as they both grew during the quarter ended October 24, 2014.
Neuromodulation net sales for the three and six months ended October 24, 2014 were $494 million and $972 million, respectively, an increase of 3 percent and 7 percent, respectively, compared to the same periods in the prior fiscal year. The increase in net sales for the three months ended October 24, 2014 was primarily due to Gastroenterology & Urology System implants in the U.S., and our Activa deep brain stimulation (DBS) systems for movement disorders as a result of both continued referral development in the U.S. and international momentum from the EARLYSTIM data. The increase in net sales for the six months ended October 24, 2014 was also due to global growth of our RestoreSensor SureScan MRI system. Net sales of our SureScan MRI system for the first half of the fiscal year demonstrate our continued strength in the market as we gained modest market share globally, however, reimbursement changes have weakened the U.S. market.
Surgical Technologies net sales for the three and six months ended October 24, 2014 were $410 million and $792 million, respectively, an increase of 9 percent and 7 percent, respectively, compared to the same periods in the prior fiscal year. The increase in net sales for the three and six months ended October 24, 2014 was driven by continued worldwide net sales growth across the portfolio of ENT, Neurosurgery, and Advanced Energy. Growth for the three and six months ended October 24, 2014 was driven by strong growth of Midas Rex products, the PEAK PlasmaBlade and Aquamantys Transcollation technologies, and monitoring, as well as solid growth in ENT power systems. We completed the acquisition of Visualase at the end of the first quarter of fiscal year 2015, adding a MRI-guided laser ablation technology to our broad suite of neuroscience solutions for neurosurgery.
Looking ahead, we expect our Restorative Therapies Group could be affected by the following:

•	Changes in procedural volumes, competitive and pricing pressure, reimbursement challenges, impacts from changes in the mix of our product offerings, and fluctuations in foreign currency.

•
Market acceptance and continued adoption of innovative new products, such as our Solera spine fixation system, PRESTIGE LP Cervical Artificial Disc, PTC Interbody devices, and our other biologics products, including MagniFuse.

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

•	Integration of Visualase, a developer of minimally invasive MRI guided laser ablation for surgical applications, into the Surgical Technologies business. Visualase was acquired on July 25, 2014.

•	Acceptance of the recently launched NuVent Sinus Balloon, with built-in surgical EM navigation, used for chronic sinusitis to restore sinus drainage in a minimally invasive way.

•	Continued acceptance and growth in use of the ENT power systems using the newly launched M5 Microdebrider hand piece.
Diabetes Group
The Diabetes Group products include insulin pumps, CGM systems, insulin pump consumables, and therapy management software. The Diabetes Group’s net sales for the three and six months ended October 24, 2014 were $430 million and $846 million, an increase of 9 percent and 11 percent, respectively, over the same periods in the prior fiscal year. Foreign currency translation had a $4 million unfavorable impact and no impact on net sales for the three and six months ended October 24, 2014, respectively, compared to the same periods in the prior fiscal year. The Diabetes Group’s performance was primarily the result of 12 percent and 14 percent growth in the U.S. for the three and six months ended October 24, 2014, respectively, compared to the same periods in the prior fiscal year. Growth in the U.S. was driven by the ongoing U.S. launch of the MiniMed 530G System with Enlite Sensor. Approval was obtained late in the second quarter of fiscal year 2014. Net sales in the international markets increased 6 percent and 7 percent for the three and six months ended October 24, 2014, respectively, compared to the same periods in the prior fiscal year. The Diabetes Group's performance in international markets was favorably affected by the continued adoption and use of the Veo insulin pump with low-glucose suspend and Enlite CGM sensor.
Looking ahead, we expect our Diabetes Group could be impacted by the following:

•
Year over year growth rates in the third quarter of fiscal year 2015 will face difficult comparison due to the $23 million in deferred revenue that was recognized in the third quarter of fiscal year 2014 related to our MiniMed 530G technology upgrade program.

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

•
Acceptance and future growth from our next-generation pump systems, the MiniMed 640G and MiniMed 620G. We expect to launch the MiniMed 640G pump system with predictive low-glucose management on a limited basis in certain international markets beginning in the third quarter of fiscal year 2015, followed by a more broad launch in the fourth quarter of fiscal year 2015. The Minimed 620G, the first integrated system customized for the Japanese market, began a limited launch during the second quarter of fiscal year 2015, and will launch broadly in the fourth quarter of fiscal year 2015.

COSTS AND EXPENSES
The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended		Six months ended
	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
Cost of products sold	26.2%	26.0%	26.0%	25.5%
Research and development expense	8.6	8.9	8.6	8.8
Selling, general, and administrative expense	34.5	34.3	34.9	34.5
Special charges	2.3	—	1.2	0.5
Restructuring charges, net	—	—	0.3	0.2
Certain litigation charges, net	—	0.6	—	0.3
Acquisition-related items	1.4	—	1.2	(1.2)
Amortization of intangible assets	2.0	2.1	2.0	2.1
Other expense, net	1.4	0.8	1.3	0.9
Interest expense, net	0.2	0.8	0.2	0.9
Cost of Products Sold
Cost of products sold as a percent of net sales was higher than our historical levels and increased 0.2 of a percentage point and 0.5 of a percentage point for the three and six months ended October 24, 2014, respectively, compared to the same periods in the prior fiscal year. Cost of products sold as a percent of net sales in the three and six months ended October 24, 2014 was negatively impacted by product mix shifts in Cardiac Rhythm and Heart Failure, the growth in BMP sales and our acquisition of NGC. BMP is one of our lowest-gross margin products due to the profit-sharing arrangement with Pfizer. NGC has a gross margin that is significantly below our company average. We continue efforts to mitigate pricing pressure and its impact on our gross margin through our five-year $1.2 billion cost of products sold reduction program.
Research and Development
We have continued to invest in new technologies to drive future growth. Research and development expense for the three and six months ended October 24, 2014 was $374 million and $739 million, respectively. For the three and six months ended October 24, 2014, research and development expense as a percent of net sales decreased 0.3 of a percentage point and 0.2 of a percentage point, respectively, as compared to the same periods in the prior fiscal year. The decrease in research and development expense as a percent of net sales for the three and six months ended October 24, 2014 was driven by higher net sales as a result of new product launches. Research and development expense remained relatively flat compared to the same periods in the prior fiscal year.
Selling, General, and Administrative
Selling, general, and administrative expense for the three and six months ended October 24, 2014 was $1.507 billion and $3.013 billion, respectively. For the three and six months ended October 24, 2014, selling, general, and administrative expense as a percent of net sales increased 0.2 of a percentage point and 0.4 of a percentage point, respectively, as compared to the same periods in the prior fiscal year. The increase for the six months ended October 24, 2014 was primarily a result of investments to drive CoreValve sales and higher incentive payments due to performance of new product launches.

Special Charges, Restructuring Charges, Net, Certain Litigation Charges, Net, and Acquisition-Related Items
Special charges, restructuring charges, net, certain litigation charges, net, and acquisition-related items for the three and six months ended October 24, 2014 and October 25, 2013 were as follows:

	Three months ended		Six months ended
(in millions)	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
Special charges	$100	$—	$100	$40
Restructuring charges, net	—	—	30	18
Certain litigation charges, net	—	24	—	24
Acquisition-related items	61	—	102	(96)
Net tax impact of special charges, restructuring charges, net, certain litigation charges, net, and acquisition-related items	(37)	(7)	(46)	(24)
Total special charges, restructuring charges, net, certain litigation charges, net, and acquisition-related items, net of tax	$124	$17	$186	$(38)
Special Charges
During the three and six months ended October 24, 2014, consistent with our commitment to improving the health of people and communities throughout the world, we made a $100 million charitable cash contribution to meet the multi-year funding needs of the Medtronic Foundation. The Medtronic Foundation is a related party non-profit organization.
During the three months ended October 25, 2013, there were no special charges. During the six months ended October 25, 2013, we made a $40 million charitable cash contribution to the Medtronic Foundation.
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
Certain Litigation Charges, Net
We classify material litigation reserves and gains recognized as certain litigation charges, net. During the three and six months ended October 24, 2014, there were no certain litigation charges, net.
During the three and six months ended October 25, 2013, we recorded certain litigation charges, net of $24 million, which includes $12 million related to patent litigation and $12 million related to Other Matters litigation.
Acquisition-Related Items
During the three and six months ended October 24, 2014, we recorded acquisition-related items of $61 million and $102 million, respectively, primarily due to costs incurred in connection with the pending Covidien acquisition.
During the three months ended October 25, 2013, our acquisition-related items were not significant. During the six months ended October 25, 2013, we recorded net income from acquisition-related items of $96 million primarily related to the change in fair value of contingent consideration associated with the Ardian, Inc. acquisition.
Amortization of Intangible Assets
Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets consisting of patents, trademarks, tradenames, purchased technology, and other intangible assets. For the three and six months ended October 24, 2014, amortization expense was $89 million and $176 million, respectively, as compared to $88 million and $174 million, respectively, for the same periods of the prior fiscal year. For the three and six months ended October 24, 2014, the increases in amortization expense over the same periods in the prior fiscal year of $1 million and $2 million, respectively, were primarily due to the third quarter fiscal year 2014 acquisition of TYRX, the first quarter fiscal year 2015 acquisitions of Visualase and Corventis, the second quarter fiscal year 2015 acquisition of NGC, partially offset by reduced ongoing amortization expense from certain intangible assets that became fully amortized. The second quarter fiscal year 2014 acquisition of Cardiocom also contributed to the increase in amortization expense for the six months ended October 24, 2014.
Other Expense, Net
Other expense, net includes royalty income and expense, realized equity security gains and losses, realized foreign currency transaction and derivative gains and losses, impairment charges on equity securities, the Puerto Rico excise tax, and the U.S. medical device excise tax. For the three and six months ended October 24, 2014, other expense, net was $63 million and $114 million, respectively, as compared to $33 million and $77 million, respectively, for the same periods in the prior fiscal year. For the three and six months ended October 24, 2014, other expense, net increased $30 million and $37 million, respectively, primarily due to income in the second quarter of fiscal year 2014 from a license related to our Aortic and Peripheral Vascular business. The reduced level of foreign currency gains recorded during the six months ended October 24, 2014, partially offset by higher levels of Puerto Rico excise tax and medical device excise tax, also contributed to the increase in other expense, net as compared to the same period in the prior fiscal year. For the three and six months ended October 24, 2014, total foreign currency gains recorded in other expense, net were $12 million and $4 million, respectively, compared to gains of $15 million and $32 million, respectively, in the same periods in the prior fiscal year.

Interest Expense, Net
Interest expense, net includes interest earned on our cash, cash equivalents, and investments, interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt discounts, the net realized and unrealized gain or loss on trading securities, ineffectiveness on interest rate derivative instruments, amortization of terminated interest rate swap agreements, and the net realized gain or loss on the sale or impairment of available-for-sale debt securities. For the three and six months ended October 24, 2014, interest expense, net was $8 million and $13 million, respectively, as compared to $33 million and $73 million, respectively, for the same periods of the prior fiscal year. The decrease in interest expense, net during the three and six months ended October 24, 2014 was driven by an increase in interest income due to higher yielding investments earned on a higher investment balance as a result of changes in our investment strategy.
INCOME TAXES

	Three months ended		Six months ended
(dollars in millions)	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
Provision for income taxes	$194	$214	$406	$414
Effective tax rate	19.0%	19.2%	19.3%	18.2%
Net tax impact of special charges, restructuring charges, net, certain litigation charges, net, and acquisition-related items	0.5	0.2	—	1.2
Non-GAAP nominal tax rate(1)	19.5%	19.4%	19.3%	19.4%

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

Our effective tax rates for the three and six months ended October 24, 2014 were 19.0 percent and 19.3 percent, respectively, compared to 19.2 percent and 18.2 percent for the three and six months ended October 25, 2013, respectively. The changes in our effective tax rate for both the three and six months ended October 24, 2014 were primarily due to the tax impact of special charges, restructuring charges, net, certain litigation charges, net, acquisition-related items, the expiration of the U.S. federal research and development tax credit on December 31, 2013, and the impact from year-over-year changes in operational results by jurisdiction.
Our non-GAAP nominal tax rate for the three and six months ended October 24, 2014 was 19.5 percent and 19.3 percent, respectively, compared to 19.4 percent for the three and six months ended October 25, 2013. The changes in our non-GAAP nominal tax rate were primarily due to the impact from year-over-year changes in operational results by jurisdiction and the expiration of the U.S. federal research and development tax credit on December 31, 2013.
As of October 24, 2014, there were no changes to significant unresolved matters with the IRS or foreign tax authorities from what we disclosed in our Annual Report on Form 10-K for the year ended April 25, 2014.
See Note 14 to the condensed consolidated financial statements for additional information.
LIQUIDITY AND CAPITAL RESOURCES

(dollars in millions)	October 24, 2014	April 25, 2014
Working capital	$14,645	$15,651
Current ratio*	3.1:1.0	3.8:1.0
Cash, cash equivalents, and current investments	$14,464	$14,241
Less: Short-term borrowings and long-term debt	13,678	11,928
Net cash position**	$786	$2,313

*	Current ratio is the ratio of current assets to current liabilities.
**
Net cash position is the sum of cash, cash equivalents, and current investments less short-term borrowings and long-term debt and excludes non-current investments that are not considered readily available to fund current operations.

As of October 24, 2014, we believe our strong balance sheet and liquidity provide us with flexibility for the future. We believe our existing cash and investments, as well as our $2.250 billion syndicated credit facility and related commercial paper program ($1.755 billion of commercial paper outstanding as of October 24, 2014), will satisfy our foreseeable working capital requirements for at least the next 12 months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions. We also generally expect to refinance current maturities of long-term debt.
We initially contemplated financing a substantial portion of the cash component of the pending Covidien acquisition consideration through an intercompany loan from one or more of our non-U.S. subsidiaries to IrSub. However, as announced on October 3, 2014, following the September 22, 2014 announcement by the U.S. Treasury Department and the IRS, we now expect that we will incur approximately $16.3 billion in external indebtedness to finance the cash component acquisition consideration and certain transaction expenses. We expect that a substantial portion of such external indebtedness will be incurred by Medtronic prior to the consummation of the transaction and will be guaranteed by New Medtronic, either at or shortly following the closing of the Covidien acquisition. As a result, we, or our affiliates, will have a sufficient amount of cash available to us by the time of the consummation of the transaction to fund the cash component acquisition consideration. See Note 8 to the current period’s condensed consolidated financial statements for additional information regarding the Company's long-term debt.

Standard & Poor's (S&P) Ratings Services' long-term debt rating and short-term debt rating at October 24, 2014 remain unchanged at AA- and A-1+, respectively, as compared to the ratings at April 25, 2014. Subsequent to our announcement regarding our planned $46.5 billion (based on Medtronic's closing stock price of $69.38 on November 13, 2014) acquisition of Covidien, on June 16, 2014, S&P Ratings Services placed Medtronic’s long-term debt rating of AA- on CreditWatch Negative, reflecting its expectation of a potential future one- or two- notch downgrade, as a result of the anticipated increase in net leverage, if the transaction is consummated as expected. S&P Ratings Services also noted that they expect to lower Medtronic’s short-term debt rating from A-1+ to A-1 if the transaction goes through as expected. Following our October 3, 2014 announcement that we now expect that we will incur approximately $16.3 billion in external indebtedness to finance the cash component of the acquisition consideration and certain transaction expenses for Covidien, S&P Ratings Services reiterated that Medtronic’s ratings remain on CreditWatch Negative and now expects a two-notch downgrade of the long-term debt rating from AA- to A and to lower the short-term debt rating from A-1+ to A-1 if the transaction is consummated as expected.

At October 24, 2014, our Moody's Investors Service (Moody's) ratings remain unchanged as compared to those at April 25, 2014 with a long-term debt rating of A2 and short-term debt rating of P-1. Following our October 3, 2014 announcement that we now expect that we will incur approximately $16.3 billion in external indebtedness to finance the cash component of the acquisition consideration and certain transaction expenses for Covidien, Moody's placed Medtronic's long-term debt rating of A2 on review for downgrade, reflecting its expectation of a potential future one- or two- notch downgrade, as a result of the change in debt financing requirements, if the transaction is consummated. On October 29, 2014, Moody's noted that while the rating of Medtronic remains on review for downgrade, the long-term debt rating is likely to fall from A2 to A3 and the short-term debt rating is likely to fall from P-1 to P-2.

We do not expect the potential Moody's and S&P Ratings Services' rating downgrades to have a significant impact on our liquidity or future flexibility to access additional liquidity given our strong balance sheet, our current syndicated credit facility and related commercial paper program discussed above and within the “Debt and Capital” section of this management’s discussion and analysis, and the New Bridge Credit Agreement and Term Loan Credit Agreement entered into on November 7, 2014, and the Amended and Restated Revolving Credit Agreement (the effectiveness of which is conditioned on, among other things, the consummation of the acquisition) (together, Credit Agreements). See the "Executive Level Overview - Pending Acquisition of Covidien plc" section of this management's discussion and analysis for additional information regarding our planned acquisition of Covidien and related Credit Agreements.
Our net cash position as of October 24, 2014, as defined above, decreased by $1.527 billion as compared to April 25, 2014. The decrease was primarily related to the $750 million settlement payment made to Edwards Lifesciences Corporation (Edwards) in May 2014 as well as a higher level of commercial paper outstanding as of October 24, 2014 to meet current working capital needs.
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
A significant amount of our earnings occur outside the U.S., and are indefinitely reinvested in non-U.S. subsidiaries, resulting in a majority of our cash, cash equivalents, and investments being held by such non-U.S. subsidiaries. As of October 24, 2014 and April 25, 2014, approximately $14.361 billion and $13.968 billion, respectively, of cash, cash equivalents, and investments in marketable debt and equity securities were held by our non-U.S. subsidiaries. These funds are available for use by our non-U.S. operations. We continue to focus on goals to grow our business through increased globalization of the Company with emerging markets continuing to be a significant driver of potential growth. However, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would generally be subject to U.S. tax. As a result, we continue to accumulate earnings overseas for investment in operations outside the U.S. and to use cash generated from U.S. operations as well as short- and long-term borrowings to meet our U.S. cash needs. Should we require more capital in the U.S. than is generated by our U.S. operations, we could elect to repatriate earnings from our non-U.S. subsidiaries or raise additional capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or other dilution of our earnings.
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
For the three and six months ended October 24, 2014, the total other-than-temporary impairment losses on available-for-sale debt securities were not significant. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recorded all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of cost. As of October 24, 2014, we had $102 million of gross unrealized losses on our aggregate short-term and long-term available-for-sale debt securities of $13.215 billion; if market conditions deteriorate, some of these holdings may experience other-than-temporary impairment in the future which could have a material impact on our financial results. Management is required to use estimates and assumptions in its valuation of our investments, which requires a high degree of judgment, and therefore, actual results could differ materially from those estimates. See Note 7 to the current period’s condensed consolidated financial statements for additional information regarding fair value measurements.
SUMMARY OF CASH FLOWS

	Six months ended
(in millions)	October 24, 2014	October 25, 2013
Cash provided by (used in):
Operating activities	$1,223	$2,019
Investing activities	(1,153)	(1,852)
Financing activities	(127)	(59)
Effect of exchange rate changes on cash and cash equivalents	(59)	39
Net change in cash and cash equivalents	$(116)	$147
Operating Activities
Our net cash provided by operating activities was $1.223 billion for the six months ended October 24, 2014 compared to $2.019 billion for the six months ended October 25, 2013. The $796 million decrease in net cash provided by operating activities was primarily attributable to the $750 million settlement payment made to Edwards in May 2014.
Investing Activities
Our net cash used in investing activities was $1.153 billion for the six months ended October 24, 2014 compared to $1.852 billion for the six months ended October 25, 2013. The $699 million decrease in net cash used in investing activities during the six months ended October 24, 2014 was primarily attributable to decreased net purchases of marketable securities compared to the same period in the prior fiscal year, partially offset by an increase in cash used for acquisitions.

Financing Activities
Our net cash used in financing activities was $127 million for the six months ended October 24, 2014 compared to $59 million for the six months ended October 25, 2013. The $68 million increase in net cash used in financing activities was primarily attributable to lower levels of common stock issuances under employee stock purchase and award plans partially offset by a lower amount of common stock repurchases compared to the same period in the prior year.
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

We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, or cash flows. Presented below is a summary of contractual obligations and other minimum commercial commitments as of October 24, 2014. See Note 8 to the current period’s condensed consolidated financial statements for additional information regarding long-term debt. Additionally, see Note 14 to the current period’s condensed consolidated financial statements for additional information regarding accrued income tax obligations, which are not reflected in the table below.

	Maturity by Fiscal Year
(in millions)	Total	Remaining 2015	2016	2017	2018	2019	Thereafter
Contractual obligations related to off-balance sheet arrangements:
Operating leases(1)	$270	$68	$85	$50	$26	$15	$26
Inventory purchases(2)	145	67	72	6	—	—	—
Commitments to fund minority investments/contingent acquisition consideration(3)	555	65	56	153	43	41	197
Interest payments(4)	5,019	404	350	320	324	311	3,310
Other(5)	189	36	46	30	21	16	40
Total	$6,178	$640	$609	$559	$414	$383	$3,573

Contractual obligations reflected in the balance sheet:
Long-term debt, including current portion(6)	$11,375	$1,250	$1,100	$500	$1,000	$400	$7,125
Capital leases	148	9	12	31	18	19	59
Total	$11,523	$1,259	$1,112	$531	$1,018	$419	$7,184

(1)	Certain leases require us to pay real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These future costs are not included in the schedule above.

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

DEBT AND CAPITAL
Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of total interest-bearing debt and equity was 41 percent as of October 24, 2014 and 38 percent as of April 25, 2014.
Share Repurchase Program
As part of our focus on returning value to our shareholders, shares are repurchased from time to time. In June 2013, our Board of Directors authorized the repurchase of 80 million shares of our common stock. During the three and six months ended October 24, 2014, we repurchased approximately 8.9 million and 25.9 million shares, respectively, at an average price per share of $62.68 and $62.53, respectively. As of October 24, 2014, we had approximately 33.5 million shares remaining under the current buyback authorization by our Board of Directors.
Financing Arrangements
We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs. Short-term debt, including the current portion of our long-term debt and capital lease obligations, as of October 24, 2014, was $3.970 billion compared to $1.613 billion as of April 25, 2014. We utilize Senior Notes to meet our long-term financing needs. Long-term debt as of October 24, 2014 was $9.708 billion compared to $10.315 billion as of April 25, 2014. For more information on our financing arrangements, see Note 8 to the current period’s condensed consolidated financial statements.
Credit Arrangements and Debt Ratings
We maintain a commercial paper program that allows us to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. As of October 24, 2014, outstanding commercial paper totaled $1.755 billion. No amounts were outstanding as of April 25, 2014. During the three and six months ended October 24, 2014, the weighted average original maturity of the commercial paper outstanding was approximately 47 days and 42 days, respectively, and the weighted average interest rate was 0.11 percent for both periods. The issuance of commercial paper reduces the amount of credit available under our existing lines of credit.
We have a $2.250 billion syndicated credit facility dated December 17, 2012, which expires on December 17, 2017 (Credit Facility). The Credit Facility provides backup funding for the commercial paper program and may also be used for general corporate purposes. The Credit Facility provides us with the ability to increase our borrowing capacity by an additional $750 million at any time during the term of the agreement. As of October 24, 2014 and April 25, 2014, no amounts were outstanding on the committed line of credit.
We initially contemplated financing a substantial portion of the cash component of the pending Covidien acquisition consideration through an intercompany loan from one or more of our non-U.S. subsidiaries to IrSub. However, as announced on October 3, 2014, following the September 22, 2014 announcement by the U.S. Treasury Department and the IRS, we now expect that we will incur approximately $16.3 billion in external indebtedness to finance the cash component of the acquisition consideration. We expect that a substantial portion of such external indebtedness will be incurred by Medtronic prior to the consummation of the transaction and will be guaranteed by New Medtronic, either at or shortly following the closing of the Covidien acquisition. As a result, we, or our affiliates, will have a sufficient amount of cash available to it by the time of the consummation of the transaction to fund the cash component of the acquisition consideration. See Note 8 to the current period’s condensed consolidated financial statements for additional information regarding the Company's long-term debt.
S&P Ratings Services' long-term debt rating and short-term debt rating at October 24, 2014 remain unchanged at AA- and A-1+, respectively, as compared to the ratings at April 25, 2014. Subsequent to our announcement regarding our planned $46.5 billion (based on Medtronic's closing stock price of $69.38 on November 13, 2014) acquisition of Covidien, on June 16, 2014, S&P Ratings Services placed Medtronic’s long-term debt rating of AA- on CreditWatch Negative, reflecting its expectation of a potential future one- or two- notch downgrade, as a result of the anticipated increase in net leverage, if the transaction is consummated as expected. S&P Ratings Services also noted that they expect to lower Medtronic’s short-term debt rating from A-1+ to A-1 if the transaction goes through as expected. Following our October 3, 2014 announcement that we now expect that we will incur approximately $16.3 billion in external indebtedness to finance the cash component of the acquisition consideration and certain transaction expenses for Covidien, S&P Ratings Services reiterated that Medtronic’s ratings remain on CreditWatch Negative and now expects a two-notch downgrade of the long-term debt rating from AA- to A and to lower the short-term debt rating from A-1+ to A-1 if the transaction is consummated as expected.
At October 24, 2014, our Moody's ratings remain unchanged as compared to those at April 25, 2014 with a long-term debt rating of A2 and short-term debt rating of P-1. Following our October 3, 2014 announcement that we now expect that we will incur approximately $16.3 billion in external indebtedness to finance the cash component of the acquisition consideration and certain transaction expenses for Covidien, Moody's placed Medtronic's long-term debt rating of A2 on review for downgrade, reflecting its expectation of a potential future one- or two- notch downgrade, as a result of the change in debt financing requirements, if the transaction is consummated. On October 29, 2014, Moody's noted that while the rating of Medtronic remains on review for downgrade, the long-term debt rating is likely to fall from A2 to A3 and the short-term debt rating is likely to fall from P-1 to P-2.
We do not expect the potential Moody's and S&P Ratings Services rating downgrades to have a significant impact on our liquidity or future flexibility to access additional liquidity given our strong balance sheet, our current syndicated credit facility and related commercial paper program discussed above and within the “Liquidity and Capital Resources” section of this management’s discussion and analysis, and the Credit Agreements. See the "Executive Level Overview - Pending Acquisition of Covidien plc" section of this management's discussion and analysis for additional information regarding our planned acquisition of Covidien and related Credit Agreements.
For more information on credit arrangements, see Note 8 to the current period’s condensed consolidated financial statements.
OPERATIONS OUTSIDE OF THE UNITED STATES
The table below illustrates U.S. net sales versus net sales outside the U.S. for the three and six months ended October 24, 2014 and October 25, 2013:

	Three months ended		Six months ended
(in millions)	October 24, 2014	October 25, 2013	October 24, 2014	October 25, 2013
U.S. net sales	$2,456	$2,338	$4,789	$4,544
Non-U.S. net sales	1,910	1,856	3,850	3,733
Total net sales	$4,366	$4,194	$8,639	$8,277
For the three and six months ended October 24, 2014, consolidated net sales outside the U.S. increased 3 percent for both periods as compared to the same periods in the prior fiscal year. Foreign currency had an unfavorable impact of $38 million and $4 million on net sales during the three and six months ended October 24, 2014, respectively. For the three and six months ended October 24, 2014, net sales growth outside of the U.S. was led by strong growth in AF and Other, solid growth in Surgical Technologies, Neuromodulation, Diabetes, Aortic & Peripheral Vascular, and BMP, partially offset by unfavorable foreign currency translation and declines in Coronary and Interventional Spine. Net sales growth outside of the U.S. for the six months ended October 24, 2014 was also impacted by declines in Structural Heart due to a difficult comparison in Germany, where customers made advanced purchases of CoreValve product during the first quarter of fiscal year 2014 in anticipation of the since resolved CoreValve injunction.
Net sales outside the U.S. are accompanied by certain financial risks, such as changes in foreign currency exchange rates and collection of receivables, which typically have longer payment terms. We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. However, a significant amount of our outstanding accounts receivable are with national health care systems in many countries. We continue to monitor the economic conditions in many countries outside the U.S. (particularly Italy, Spain, Portugal, and Greece) and the average length of time it takes to collect on our outstanding accounts receivable in these countries. As of October 24, 2014 and April 25, 2014, the aggregate accounts receivable balance for Italy, Spain, Portugal, and Greece, net of allowance for doubtful accounts, was $601 million and $628 million, respectively. We also continue to monitor the creditworthiness of customers located in these and other geographic areas. In the past, accounts receivable balances with certain customers in these countries accumulated over time and were subsequently settled as large lump sum payments. Although we do not currently foresee a significant credit risk associated with a material portion of these receivables, repayment is dependent upon the financial stability of the economies of those countries. For certain Greece customers, collectability is not reasonably assured for revenue transactions and we defer revenue recognition until all revenue recognition criteria are met. As of October 24, 2014 and April 25, 2014, our remaining deferred revenue balance for certain Greece distributors was $18 million and $15 million, respectively. Outstanding gross receivables from customers outside the U.S. totaled $2.352 billion as of October 24, 2014, or 60 percent of total outstanding accounts receivable, and $2.421 billion as of April 25, 2014, or 61 percent of total outstanding accounts receivable.
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
The gross notional amount of all currency exchange rate derivative instruments outstanding at October 24, 2014 and April 25, 2014 was $6.790 billion and $8.051 billion, respectively. At October 24, 2014, these contracts were in an unrealized gain position of $233 million. A sensitivity analysis of changes in the fair value of all foreign currency exchange rate derivative contracts at October 24, 2014 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $492 million. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities, fixed-to-floating interest rate swap agreements, and forward starting interest rate swap agreements. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10 basis point change in interest rates, compared to interest rates as of October 24, 2014, indicates that the fair value of these instruments would correspondingly change by $75 million.
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
The following table provides information about the shares repurchased by the Company during the second quarter of fiscal year 2015:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
7/26/2014-8/22/2014	7,991,483	$62.59	7,991,483	34,372,259
8/23/2014-9/26/2014	865,590	63.56	865,590	33,506,669
9/27/2014-10/24/2014	—	—	—	33,506,669
Total	8,857,073	$62.68	8,857,073	33,506,669
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

	10.1	Medtronic, Inc. 2014 Employees Stock Purchase Plan, incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed with the Commission on August 29, 2014.
10.2
Senior Unsecured Bridge Credit Agreement, dated as of November 7, 2014, by and among Medtronic, Inc., Medtronic Holdings Limited, Medtronic Global Holdings SCA, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Medtronic’s Current Report on Form 8-K filed with the Commission on November 10, 2014)

10.3
Senior Unsecured Term Loan Credit Agreement, dated as of November 7, 2014, by and among Medtronic, Inc., Medtronic Holdings Limited, Medtronic Global Holdings SCA, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Medtronic’s Current Report on Form 8-K filed with the Commission on November 10, 2014)

10.4
Amendment and Restatement Agreement, dated as of November 7, 2014, by and among Medtronic, Inc., Medtronic Holdings Limited, Medtronic Global Holdings SCA, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent and issuing bank (incorporated by reference to Exhibit 10.3 to Medtronic’s Current Report on Form 8-K filed with the Commission on November 10, 2014)

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

Medtronic, Inc.
(Registrant)

Date:	November 26, 2014	/s/ Omar Ishrak
Omar Ishrak
Chairman and Chief Executive Officer

Date:	November 26, 2014	/s/ Gary L. Ellis
Gary L. Ellis
Executive Vice President and
Chief Financial Officer