Form 10-Q
period 2015-01-23
MEDTRONIC INC
filed 2015-02-27
CIK 64670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 23, 2015
Commission File Number 1-7707

MEDTRONIC, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0793183
(State of incorporation)	(I.R.S. Employer Identification No.)
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
Yes ☐ No ☒
Shares of common stock, $.10 par value, outstanding on February 24, 2015: 100

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended		Nine months ended
	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
	(in millions, except per share data)
Net sales	$4,318	$4,163	$12,957	$12,440

Costs and expenses:
Cost of products sold	1,128	1,050	3,375	3,162
Research and development expense	373	360	1,112	1,092
Selling, general, and administrative expense	1,487	1,454	4,500	4,308
Special (gains) charges	(138)	—	(38)	40
Restructuring (credits) charges, net	—	(15)	30	3
Certain litigation charges, net	—	—	—	24
Acquisition-related items	80	200	182	104
Amortization of intangible assets	89	89	265	263
Other expense, net	24	45	138	122
Interest expense, net	81	25	94	98
Total costs and expenses	3,124	3,208	9,658	9,216

Earnings before income taxes	1,194	955	3,299	3,224

Provision for income taxes	217	193	623	607

Net earnings	$977	$762	$2,676	$2,617

Basic earnings per share	$0.99	$0.76	$2.71	$2.61

Diluted earnings per share	$0.98	$0.75	$2.68	$2.58

Basic weighted average shares outstanding	983.8	998.3	986.6	1,002.7
Diluted weighted average shares outstanding	995.8	1,010.0	998.5	1,014.0

Cash dividends declared per common share	$0.305	$0.280	$0.915	$0.840
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
	(in millions)
Net earnings	$977	$762	$2,676	$2,617

Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities, net of tax benefit of $(20), $(34), $(7), and $(71), respectively	(37)	(63)	(17)	(127)
Translation adjustment	(203)	(50)	(332)	1
Net change in retirement obligations, net of tax expense of $6, $8, $18, and $25, respectively	21	14	63	43
Unrealized gain (loss) on derivatives, net of tax expense (benefit) of $36, $27, $125, and $(25), respectively	64	48	222	(43)

Other comprehensive loss	(155)	(51)	(64)	(126)

Comprehensive income	$822	$711	$2,612	$2,491
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 23, 2015	April 25, 2014
	(in millions, except per share data)
ASSETS

Current assets:
Cash and cash equivalents	$17,231	$1,403
Investments	13,917	12,838
Accounts receivable, less allowances of $108 and $115, respectively	3,568	3,811
Inventories	1,875	1,725
Tax assets	618	736
Prepaid expenses and other current assets	952	697

Total current assets	38,161	21,210

Property, plant, and equipment	6,343	6,439
Accumulated depreciation	(4,017)	(4,047)

Property, plant, and equipment, net	2,326	2,392

Goodwill	10,950	10,593
Other intangible assets, net	2,339	2,286
Long-term tax assets	207	300
Other assets	1,250	1,162

Total assets	$55,233	$37,943

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$2,185	$1,613
Accounts payable	635	742
Accrued compensation	1,005	1,015
Accrued income taxes	173	164
Deferred tax liabilities	17	19
Other accrued expenses	1,598	2,006

Total current liabilities	5,613	5,559

Long-term debt	26,641	10,315
Long-term accrued compensation and retirement benefits	671	662
Long-term accrued income taxes	1,405	1,343
Long-term deferred tax liabilities	415	386
Other long-term liabilities	315	235

Total liabilities	35,060	18,500

Commitments and contingencies (Notes 3 and 19)

Shareholders’ equity:
Preferred stock— par value $1.00	—	—
Common stock— par value $0.10	99	100
Retained earnings	20,735	19,940
Accumulated other comprehensive loss	(661)	(597)

Total shareholders’ equity	20,173	19,443

Total liabilities and shareholders’ equity	$55,233	$37,943
The accompanying notes are an integral part of these condensed consolidated financial statements.

MEDTRONIC, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended
	January 23, 2015	January 24, 2014
	(in millions)
Operating Activities:
Net earnings	$2,676	$2,617

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	629	635
Amortization of debt issuance costs	69	6
Acquisition-related items	2	99
Provision for doubtful accounts	25	34
Deferred income taxes	(20)	(61)
Stock-based compensation	115	108
Other, net	(96)	(17)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(60)	86
Inventories	(245)	(119)
Accounts payable and accrued liabilities	702	(301)
Other operating assets and liabilities	(1)	523
Certain litigation charges, net	—	24
Certain litigation payments	(806)	(3)

Net cash provided by operating activities	2,990	3,631

Investing Activities:
Acquisitions, net of cash acquired	(611)	(369)
Additions to property, plant, and equipment	(316)	(291)
Purchases of investments	(5,327)	(7,992)
Sales and maturities of investments	4,351	5,606
Other investing activities, net	60	(23)

Net cash used in investing activities	(1,843)	(3,069)

Financing Activities:
Acquisition-related contingent consideration	(5)	(1)
Change in short-term borrowings, net	7	935
Repayment of short-term borrowings (maturities greater than 90 days)	(150)	(385)
Proceeds from short-term borrowings (maturities greater than 90 days)	150	1,176
Issuance of long-term debt	16,918	—
Payments on long-term debt	(13)	(10)
Dividends to shareholders	(902)	(839)
Issuance of common stock	477	1,056
Repurchase of common stock	(1,620)	(2,153)
Other financing activities	(64)	20

Net cash provided by (used in) financing activities	14,798	(201)

Effect of exchange rate changes on cash and cash equivalents	(117)	24

Net change in cash and cash equivalents	15,828	385

Cash and cash equivalents at beginning of period	1,403	919

Cash and cash equivalents at end of period	$17,231	$1,304

Supplemental Cash Flow Information
Cash paid for:
Income taxes	$446	$382
Interest	221	226
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
Not Yet Adopted
In April 2014, the FASB issued amended guidance for reporting discontinued operations. The amended guidance changes the criteria for determining when the results of operations are to be reported as discontinued operations and expands the related disclosure requirements. The guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or classified as held for sale which is a strategic shift that has, or will have, a major effect on financial position and results of operations. This accounting guidance is effective prospectively for the Company beginning in the first quarter of fiscal year 2016. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 – Acquisitions and Acquisition-Related Items
The Company had various acquisitions and other acquisition-related activity during the first three quarters of fiscal years 2015 and 2014. Certain acquisitions were accounted for as business combinations as noted below. In accordance with authoritative guidance on business combination accounting, the assets and liabilities of the company acquired were recorded as of the acquisition date, at their respective fair values, and consolidated. Unless otherwise disclosed, the pro forma impact of these acquisitions was not significant, either individually or in the aggregate, to the results of the Company for the three and nine months ended January 23, 2015 or January 24, 2014. The results of operations related to each company acquired have been included in the Company's condensed consolidated statements of earnings since the date each company was acquired.
Subsequent Acquisition of Covidien plc
On January 26, 2015, pursuant to the transaction agreement, dated as of June 15, 2014 (the Transaction Agreement), by and among Medtronic, Inc., Covidien public limited company, an Irish public limited company (Covidien), Medtronic plc (formerly known as Medtronic Limited, Medtronic Holdings Limited and Kalani I Limited) (New Medtronic), Makani II Limited, a private limited company organized under the laws of Ireland and a wholly-owned subsidiary of New Medtronic (IrSub), Aviation Acquisition Co., Inc., a Minnesota corporation (U.S. AcquisitionCo), and Aviation Merger Sub, LLC, a Minnesota limited liability company and a wholly-owned subsidiary of U.S. AcquisitionCo (MergerSub), (i) New Medtronic and IrSub acquired Covidien (the Acquisition) pursuant to the Irish Scheme of Arrangement under Section 201 (the Arrangement), and a capital reduction under Sections 72 and 74, of the Irish Companies Act of 1963 and (ii) MergerSub merged with and into Medtronic, with Medtronic as the surviving corporation in the merger (the Merger and, together with the Acquisition, the Transactions). Following the consummation of the Transactions on January 26, 2015, Medtronic and Covidien became subsidiaries of New Medtronic. In connection with the consummation of the Transactions, New Medtronic re-registered as a public limited company organized under the laws of Ireland. This Quarterly Report on Form 10-Q relates to Medtronic’s quarter ended January 23, 2015, which was prior to the consummation of the Transactions.
On January 26, 2015, (a) each Covidien ordinary share was converted into the right to receive $35.19 in cash and 0.956 of a newly issued New Medtronic share (the Arrangement Consideration) in exchange for each Covidien share held by such shareholders, and (b) each share of Medtronic common stock was converted into the right to receive one New Medtronic ordinary share. The total consideration of the Transactions is approximately $50 billion, consisting of $16 billion cash and $34 billion of non-cash consideration based on Medtronic's closing stock price of $76.95 per share on January 23, 2015. The fair value of the individual components of non-cash consideration is still being completed.
The Transactions will be accounted for as business combination using the acquisition method of accounting. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and that the fair value of acquired in-process research and development be recorded on the balance sheet.
Due to the limited time since the acquisition date and the significant limitations on access to Covidien information prior to the acquisition date, the preliminary acquisition valuation for the business combination is incomplete at this time. As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, including the information required for valuation of intangible assets and goodwill.
The unaudited pro forma net sales of the combined entity for the three and nine months ended January 23, 2015 are $7.004 billion and $21.065 billion, respectively. The unaudited pro forma net sales of the combined entity are based on the historical financial net sales of Medtronic and Covidien as if the acquisition had been completed as of the beginning of fiscal year 2015. The historical Covidien net sales information for the three months ended January 23, 2015 are based upon the period from September 27, 2014 to December 26, 2014 and the historical Covidien net sales information for the nine months ended January 23, 2015 was based upon the period from March 29, 2014 to December 26, 2014. The unaudited pro forma net sales is not indicative of the results that actually would have been obtained if the acquisitions had occurred as of the beginning of fiscal year 2015 or that may be obtained in the future. Because the initial accounting for the business combination is incomplete at this time, the Company is unable to provide the pro forma net earnings of the combined entity.
See Note 8 to the condensed consolidated financial statements for further information regarding the financing of the Transactions.
NGC Medical S.p.A.
On August 26, 2014, the Company acquired NGC Medical S.p.A. (NGC), a privately-held Italian company that offers a broad suite of hospital managed services. Total consideration for this transaction was approximately $340 million. Medtronic had previously invested in NGC and held a 30 percent ownership position in that company. Net of this ownership position, the

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Sapiens Steering Brain Stimulation
On August 25, 2014, the Company acquired Sapiens Steering Brain Stimulation (Sapiens), a privately-held developer of deep brain stimulation technologies. Total consideration for the transaction was approximately $203 million. Based upon a preliminary acquisition valuation, the Company acquired $30 million of in-process research and development (IPR&D) and $170 million of goodwill. The acquired goodwill is not deductible for tax purposes.
The fair values of the assets acquired and liabilities assumed are as follows:

(in millions)
Current assets	$3
Property, plant, and equipment	1
IPR&D	30
Goodwill	170
Other assets	3
Total assets acquired	207

Current liabilities	4
Total liabilities assumed	4
Net assets acquired	$203
Visualase, Inc.
On July 25, 2014, the Company acquired Visualase, Inc. (Visualase), a privately-held developer of minimally invasive MRI guided laser ablation for surgical applications. Total consideration for the transaction was approximately $97 million. Based upon a preliminary acquisition valuation, the Company acquired $66 million of technology-based intangible assets with an estimated useful life of 10 years at the time of acquisition and $43 million of goodwill. The acquired goodwill is not deductible for tax purposes.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Corventis, Inc.
On June 20, 2014, the Company acquired Corventis, Inc. (Corventis), a privately-held developer of wearable, wireless technologies for cardiac disease. Total consideration for the transaction was approximately $131 million, including settlement of outstanding debt to Medtronic of $50 million. Based upon a preliminary acquisition valuation, the Company acquired $80 million of technology-based intangible assets with an estimated useful life of 16 years at the time of acquisition and $48 million of goodwill. The acquired goodwill is not deductible for tax purposes.
TYRX, Inc.
On December 30, 2013, the Company acquired TYRX, Inc. (TYRX), a privately-held developer of antibiotic drug and implanted medical device combinations. TYRX's products include those designed to reduce surgical site infections associated with implantable pacemakers, defibrillators, and spinal cord neurostimulators. Under the terms of the agreement, the transaction included an initial up-front payment of $159 million, representing a purchase price amount that was net of acquired cash, including the assumption and settlement of existing TYRX debt and direct acquisition costs. Total consideration for the transaction was approximately $222 million, which included estimated fair values for product development-based and revenue-based contingent consideration of $25 million and $35 million, respectively. The product development-based contingent consideration includes a future potential payment of $40 million upon achieving certain milestones, and the revenue-based contingent consideration payments would be equal to TYRX's actual annual revenue growth for the Company's fiscal years 2015 and 2016. Based upon an acquisition valuation, the Company acquired $94 million of technology-based intangible assets with an estimated useful life of 14 years at the time of acquisition and $132 million of goodwill. The acquired goodwill is not deductible for tax purposes.
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
Other Acquisitions and Acquisition-Related Items
On December 19, 2014, the Company acquired a business in the Neuromodulation division. Total consideration for the transaction was approximately $39 million, which included an upfront payment of $33 million and the estimated fair value of revenue-based contingent consideration of $6 million. Based upon a preliminary acquisition valuation, the Company acquired $39 million of IPR&D. The Company accounted for the acquisition as a business combination using the acquisition method of accounting.
During the three and nine months ended January 23, 2015, the Company recorded acquisition-related items of $80 million and $182 million, respectively, primarily due to costs incurred in connection with the Covidien acquisition (bridge financing fees, legal fees, and other transaction-related costs).
During the three and nine months ended January 24, 2014, the Company's recorded acquisition-related items of $200 million and $104 million, respectively, primarily consisting of IPR&D and long-lived asset impairment charges of $236 million related to the Ardian, Inc. acquisition recorded in the third quarter of fiscal year 2014. The impairment charges were partially offset by income of $39 million and $135 million for the three and nine months ended January 24, 2014, respectively, related to the change in fair value of contingent consideration associated with acquisitions subsequent to April 29, 2009.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contingent Consideration
Certain of the Company’s business combinations and purchases of intellectual property involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and/or various other favorable operating conditions. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels or achieving product development targets. For business combinations subsequent to April 24, 2009, a liability is recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration is remeasured at each reporting period and the change in fair value recognized as income or expense within acquisition-related items in the condensed consolidated statements of earnings. The Company measures the liability on a recurring basis using Level 3 inputs. See Note 7 to the condensed consolidated financial statements for further information regarding fair value measurements.
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
The recurring Level 3 fair value measurements of contingent consideration include the following significant unobservable inputs:

	Fair Value at
($ in millions)	January 23, 2015	Valuation Technique	Unobservable Input	Range
			Discount rate	13.5% - 27.2%
Revenue-based payments	$67	Discounted cash flow	Probability of payment	100%
			Projected fiscal year of payment	2015 - 2025
			Discount rate	5.5%
Product development-based payments	$26	Discounted cash flow	Probability of payment	75%
			Projected fiscal year of payment	2018
At January 23, 2015, the estimated maximum amount of undiscounted future contingent consideration payments that the Company expected to make associated with all completed business combinations or purchases of intellectual property prior to April 24, 2009 was approximately $196 million. The Company estimates the milestones or other conditions associated with the contingent consideration will be reached in fiscal year 2015 and thereafter.
The fair value of contingent consideration associated with acquisitions subsequent to April 24, 2009, as of January 23, 2015 and April 25, 2014, was $93 million and $68 million, respectively. As of January 23, 2015, $81 million was reflected in other long-term liabilities and $12 million was reflected in other accrued expenses in the condensed consolidated balance sheets. As of April 25, 2014, $51 million was reflected in other long-term liabilities and $17 million was reflected in other accrued expenses in the condensed consolidated balance sheets. The portion of the contingent consideration paid related to the acquisition date fair value is reported as financing activities in the condensed consolidated statements of cash flows. Amounts paid in excess of the original acquisition date fair value are reported as operating activities in the condensed consolidated statements of cash flows. The following table provides a reconciliation of the beginning and ending balances of contingent consideration associated with acquisitions subsequent to April 24, 2009:

	Three months ended		Nine months ended
(in millions)	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
Beginning Balance	$91	$45	$68	$142
Purchase price contingent consideration	6	60	29	60
Contingent consideration payments	—	—	(5)	(1)
Change in fair value of contingent consideration	(4)	(39)	1	(135)
Ending Balance	$93	$66	$93	$66

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 – Special (Gains) Charges and Certain Litigation Charges, Net
Special (Gains) Charges
During the three months ended January 23, 2015, the Company recognized a $138 million gain, which consisted of a $41 million gain on the sale of a product line in the Surgical Technologies division and a $97 million gain on the sale of an equity method investment. In addition, during the nine months ended January 23, 2015, continuing the Company's commitment to improving the health of people and communities throughout the world, the Company made a $100 million charitable cash contribution to meet the multi-year funding needs of the Medtronic Foundation, a related party non-profit organization.
During the three months ended January 24, 2014, there were no special (gains) charges. During the nine months ended January 24, 2014, the Company made a $40 million charitable contribution to the Medtronic Foundation.
Certain Litigation Charges, Net
The Company classifies material litigation reserves and gains recognized as certain litigation charges, net. During the three and nine months ended January 23, 2015, there were no certain litigation charges.
During the three months ended January 24, 2014, there were no certain litigation charges. During the nine months ended January 24, 2014, the Company recorded certain litigation charges, net of $24 million, which included $12 million related to patent litigation and $12 million related to Other Matters litigation.
Note 5 – Restructuring (Credits) Charges, Net
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
A summary of the activity related to the fiscal year 2014 initiative is presented below:

(in millions)	Employee Termination Costs	Asset Write-downs	Other Costs	Total
Balance as of April 25, 2014	$64	$—	$11	$75
Restructuring charges	1	9	28	38
Payments/write-downs	(17)	(9)	(19)	(45)
Reversal of excess accrual	(6)	—	—	(6)
Balance as of July 25, 2014	$42	$—	$20	$62
Payments	(15)	—	(7)	(22)
Balance as of October 24, 2014	$27	$—	$13	$40
Payments	(4)	—	(6)	(10)
Balance as of January 23, 2015	$23	$—	$7	$30
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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
A summary of the activity related to the fiscal year 2013 initiative is presented below:

(in millions)	Employee Termination Costs	Other Costs	Total
Balance as of April 25, 2014	$23	$1	$24
Payments	(5)	(1)	(6)
Reversal of excess accrual	(2)	—	(2)
Balance as of July 25, 2014	$16	$—	$16
Payments	(3)	—	(3)
Balance as of October 24, 2014	$13	$—	$13
Payments	(2)	—	(2)
Balance as of January 23, 2015	$11	$—	$11

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Investments
The Company holds investments consisting primarily of marketable debt and equity securities.
Information regarding the Company’s investments at January 23, 2015 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$5,880	$88	$(20)	$5,948
Auction rate securities	109	—	(10)	99
Mortgage-backed securities	1,360	20	(5)	1,375
U.S. government and agency securities	3,077	22	(7)	3,092
Foreign government and agency securities	79	—	—	79
Certificates of deposit	42	—	—	42
Other asset-backed securities	497	2	—	499
Debt funds	2,954	6	(144)	2,816
Marketable equity securities	40	24	(14)	50
Trading securities:
Exchange-traded funds	58	16	—	74
Cost method, equity method, and other investments	458	—	—	NA
Total	$14,554	$178	$(200)	$14,074
Information regarding the Company’s investments at April 25, 2014 is as follows:

(in millions)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$5,504	$55	$(17)	$5,542
Auction rate securities	109	—	(12)	97
Mortgage-backed securities	1,337	7	(8)	1,336
U.S. government and agency securities	3,138	7	(29)	3,116
Foreign government and agency securities	67	—	—	67
Certificates of deposit	54	—	—	54
Other asset-backed securities	540	2	—	542
Debt funds	2,143	9	(29)	2,123
Marketable equity securities	47	15	(13)	49
Trading securities:
Exchange-traded funds	54	13	—	67
Cost method, equity method, and other investments	666	—	—	NA
Total	$13,659	$108	$(108)	$12,993
Information regarding the Company’s condensed consolidated balance sheets presentation at January 23, 2015 and April 25, 2014 is as follows:

	January 23, 2015		April 25, 2014
(in millions)	Investments	Other Assets	Investments	Other Assets
Available-for-sale securities	$13,843	$157	$12,771	$155
Trading securities	74	—	67	—
Cost method, equity method, and other investments	—	458	—	666
Total	$13,917	$615	$12,838	$821

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables show the gross unrealized losses and fair values of the Company’s available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category as of January 23, 2015 and April 25, 2014:

	January 23, 2015
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$2,026	$(18)	$34	$(2)
Auction rate securities	—	—	99	(10)
Mortgage-backed securities	308	(2)	234	(3)
U.S. government and agency securities	381	(2)	486	(5)
Debt funds	2,816	(144)	—	—
Marketable equity securities	9	(14)	—	—
Total	$5,540	$(180)	$853	$(20)

	April 25, 2014
	Less than 12 months		More than 12 months
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$1,601	$(14)	$50	$(3)
Auction rate securities	—	—	97	(12)
Mortgage-backed securities	682	(7)	28	(1)
U.S. government and agency securities	1,500	(27)	46	(2)
Debt funds	1,224	(29)	—	—
Marketable equity securities	25	(13)	—	—
Total	$5,032	$(90)	$221	$(18)

Activity related to the Company’s investment portfolio is as follows:

	Three months ended
	January 23, 2015		January 24, 2014
(in millions)	Debt (a)	Equity (b)	Debt (a)	Equity (b)
Proceeds from sales	$1,478	$208	$1,280	$35
Gross realized gains	10	99	—	26
Gross realized losses	(4)	—	(3)	—
Impairment losses recognized	—	(1)	—	—

	Nine months ended
	January 23, 2015		January 24, 2014
(in millions)	Debt (a)	Equity (b)	Debt (a)	Equity (b)
Proceeds from sales	$4,114	$237	$5,515	$91
Gross realized gains	26	157	6	59
Gross realized losses	(9)	—	(9)	—
Impairment losses recognized	—	(22)	—	—
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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of January 23, 2015 and April 25, 2014, the credit loss portion of other-than-temporary impairments on debt securities was $4 million. The total reductions for available-for-sale debt securities sold during the three and nine months ended January 23, 2015 and January 24, 2014 were not significant. The total other-than-temporary impairment losses on available-for-sale debt securities for the three and nine months ended January 23, 2015 and January 24, 2014 were not significant.
The January 23, 2015 balance of available-for-sale debt securities, excluding debt funds which have no single maturity date, by contractual maturity is shown in the following table. Within the table, maturities of mortgage-backed securities have been allocated based upon timing of estimated cash flows, assuming no change in the current interest rate environment. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	January 23, 2015
Due in one year or less	$1,631
Due after one year through five years	6,487
Due after five years through ten years	2,847
Due after ten years	169
Total	$11,134
The Company holds investments in marketable equity securities which are classified as investments in the condensed consolidated balance sheets. The aggregate carrying amount of these investments was $50 million and $49 million as of January 23, 2015 and April 25, 2014, respectively. During the three months ended January 23, 2015, the Company did not record any significant impairment charges related to marketable equity securities. During the nine months ended January 23, 2015, the Company determined that the fair value of certain marketable equity securities were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $7 million in impairment charges for the nine months ended January 23, 2015, which were recorded in other expense, net in the condensed consolidated statements of earnings. The Company did not record any significant impairment charges related to marketable equity securities during the three and nine months ended January 24, 2014.
As of January 23, 2015 and April 25, 2014, the aggregate carrying amount of equity and other securities without a quoted market price and accounted for using the cost or equity method was $458 million and $666 million, respectively. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.
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
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value as of January 23, 2015	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$5,948	$—	$5,939	$9
Auction rate securities	99	—	—	99
Mortgage-backed securities	1,375	—	1,375	—
U.S. government and agency securities	3,092	1,419	1,673	—
Foreign government and agency securities	79	—	79	—
Certificates of deposit	42	—	42	—
Other asset-backed securities	499	—	499	—
Debt funds	2,816	—	2,816	—
Marketable equity securities	50	50	—	—
Exchange-traded funds	74	74	—	—
Derivative assets	578	482	96	—
Total assets	$14,652	$2,025	$12,519	$108

Liabilities:
Derivative liabilities	$105	$32	$73	$—
Contingent consideration associated with acquisitions subsequent to April 24, 2009	93	—	—	93
Total liabilities	$198	$32	$73	$93

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value as of April 25, 2014	Fair Value Measurements Using Inputs Considered as
(in millions)		Level 1	Level 2	Level 3
Assets:
Corporate debt securities	$5,542	$—	$5,533	$9
Auction rate securities	97	—	—	97
Mortgage-backed securities	1,336	—	1,336	—
U.S. government and agency securities	3,116	1,251	1,865	—
Foreign government and agency securities	67	—	67	—
Certificates of deposit	54	—	54	—
Other asset-backed securities	542	—	542	—
Debt funds	2,123	—	2,123	—
Marketable equity securities	49	49	—	—
Exchange-traded funds	67	67	—	—
Derivative assets	175	89	86	—
Total assets	$13,168	$1,456	$11,606	$106

Liabilities:
Derivative liabilities	$127	$116	$11	$—
Contingent consideration associated with acquisitions subsequent to April 24, 2009	68	—	—	68
Total liabilities	$195	$116	$11	$68
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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the range of the unobservable inputs utilized in the fair value measurement of the auction rate securities classified as Level 3 as of January 23, 2015:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	Discounted cash flow	Years to principal recovery	2 yrs. - 12 yrs. (3 yrs.)
		Illiquidity premium	6%
The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended January 23, 2015 or January 24, 2014. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.
The following tables provide a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) for the three and nine months ended January 23, 2015 and January 24, 2014:

Three months ended January 23, 2015
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities
Balance as of October 24, 2014	$108	$9	$99	$—
Total unrealized gains included in other comprehensive income	—	—	—	—
Balance as of January 23, 2015	$108	$9	$99	$—

Three months ended January 24, 2014
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities
Balance as of October 25, 2013	$118	$9	$105	$4
Total realized losses and other-than-temporary impairment losses included in earnings	(3)	—	(3)	—
Total unrealized gains included in other comprehensive income	(3)	—	(3)	—
Settlements	(7)	—	(3)	(4)
Balance as of January 24, 2014	$105	$9	$96	$—

Nine months ended January 23, 2015
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities
Balance as of April 25, 2014	$106	$9	$97	$—
Total unrealized gains included in other comprehensive income	2	—	2	—
Balance as of January 23, 2015	$108	$9	$99	$—

Nine months ended January 24, 2014
(in millions)	Total Level 3 Investments	Corporate debt securities	Auction rate securities	Mortgage- backed securities
Balance as of April 26, 2013	$127	$10	$103	$14
Total realized losses and other-than-temporary impairment losses included in earnings	(5)	—	(5)	—
Total unrealized gains included in other comprehensive income	3	—	2	1
Settlements	(20)	(1)	(4)	(15)
Balance as of January 24, 2014	$105	$9	$96	$—

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
The Company holds investments in equity and other securities that are accounted for using the cost or equity method, which are classified as other assets in the condensed consolidated balance sheets. The aggregate carrying amount of these investments was $458 million as of January 23, 2015 and $666 million as of April 25, 2014. These cost or equity method investments are measured at fair value on a nonrecurring basis. The fair value of the Company’s cost or equity method investments is not estimated if there are no identified events or changes in circumstance that may have a significant adverse effect on the fair value of these investments. During the three and nine months ended January 23, 2015, the Company determined that the fair values of certain cost method investments were below their carrying values and that the carrying values of these investments were not expected to be recoverable within a reasonable period of time. As a result, the Company recognized $1 million and $14 million in impairment charges during the three and nine months ended January 23, 2015, respectively, which were recorded in other expense, net in the condensed consolidated statements of earnings. The Company did not record any significant impairment charges related to cost method investments during the three and nine months ended January 24, 2014. These investments fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are privately-held entities without quoted market prices. To determine the fair value of these investments, the Company used all pertinent financial information available related to the entities, including financial statements and market participant valuations from recent and proposed equity offerings.
The Company assesses the impairment of goodwill annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The aggregate carrying amount of goodwill was $10.950 billion and $10.593 billion as of January 23, 2015 and April 25, 2014, respectively.
Impairment testing for goodwill is performed at the reporting unit level. During fiscal year 2015, the Company reassessed the level for which it has aggregated its reporting units in connection with the annual assessment performed in the third quarter. Based on the determination of the similar economic characteristics, the components of the Cardiac and Vascular Group were aggregated into one reporting unit for the annual impairment assessment. Similarly, the components of the Restorative Therapies Group were aggregated into one reporting unit for the annual impairment assessment. No other changes were made to reporting units during fiscal 2015. The test for impairment of goodwill requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculates the excess of each reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. The Company did not record any goodwill impairment during the three and nine months ended January 23, 2015 or January 24, 2014.
The Company assesses the impairment of IPR&D annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The aggregate carrying amount of IPR&D was $164 million and $119 million as of January 23, 2015 and April 25, 2014, respectively. The majority of IPR&D at January 23, 2015 is related to IN.PACT family of drug coated balloons which became an amortizable intangible asset early in the fourth quarter of fiscal year 2015 upon completion of all regulatory approvals. Similar to the goodwill impairment test, the IPR&D impairment test requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculates the excess of IPR&D asset fair values over their carrying values utilizing a discounted future cash flow analysis. During the three and nine months ended January 23, 2015, the Company did not record any material IPR&D impairments. During the three and nine months ended January 24, 2014, the fair value of certain IPR&D assets were deemed to be less than their carrying value, and as a result, the Company incurred a pre-tax impairment loss of $194 million, primarily related to the Ardian acquisition, that was recorded in acquisition-related items in the condensed consolidated statement of earnings. The annual goodwill impairment test performed in the third quarter of fiscal year 2014 included the projected future cash flows of Ardian, which resides in the Coronary reporting unit. See discussion below for additional information on impairments recorded on the Ardian long-lived asset group. Due to the nature of IPR&D projects, the Company may experience future delays or failures to obtain regulatory approvals to conduct clinical trials, failures of such clinical trials, delays or failures to obtain required market clearances or other failures to achieve a commercially viable product, and as a result, may record impairment losses in the future. The Company did not record any additional significant impairment of IPR&D during the three or nine months ended January 24, 2014.
The Company assesses intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset (asset group) may not be recoverable. The aggregate carrying amount of intangible assets, excluding IPR&D, was $2.175 billion as of January 23, 2015 and $2.167 billion as of April 25, 2014. When events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, the Company calculates the

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

excess of an intangible asset's carrying value over its undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recorded based on the amount by which the carrying value exceeds the fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. The Company did not record any significant intangible asset impairments during the three or nine months ended January 23, 2015. During the three months ended January 24, 2014, the Company determined that a change in events and circumstances indicated that the carrying amount of certain intangible assets, representing less than five percent of the total aggregate carrying amount of intangible assets, may not be fully recoverable. During the three months ended January 24, 2014, the carrying amount of Ardian intangible assets was less than the undiscounted future cash flows; therefore the Company assessed the fair value of the assets and recorded an impairment of $41 million that was included in acquisition-related items in the condensed consolidated statement of earnings. The Company did not record any additional significant impairment of intangible assets during the three or nine months ended January 24, 2014.
The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. The Company did not record any significant impairments of property, plant, and equipment during the three months ended January 23, 2015. As part of the Company’s restructuring initiatives, the Company recorded property, plant, and equipment impairments of $9 million during the nine months ended January 23, 2015 in restructuring charges, net in the condensed consolidated statements of earnings. For further discussion of the restructuring initiatives refer to Note 5 to the condensed consolidated financial statements. During the three and nine months ended January 24, 2014, the Company determined that a change in events and circumstances indicated that the carrying amount of Ardian property, plant, and equipment may not be fully recoverable and recorded an impairment of $3 million that was recorded in acquisition-related items in the condensed consolidated statement of earnings. The Company did not record any additional significant impairment of property, plant, and equipment during the three or nine months ended January 23, 2015 or January 24, 2014.
Financial Instruments Not Measured at Fair Value
The estimated fair value of the Company’s long-term debt, including the short-term portion, as of January 23, 2015 was $30.320 billion compared to a principal value of $28.375 billion, and as of April 25, 2014 was $11.856 billion compared to a principal value of $11.375 billion. Fair value was estimated using quoted market prices for the publicly registered senior notes, classified as Level 1 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.
Note 8 – Financing Arrangements
Commercial Paper
As of January 23, 2015, the Company maintained a commercial paper program that allowed the Company to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. No commercial paper amounts were outstanding as of January 23, 2015 and April 25, 2014. During the three and nine months ended January 23, 2015, the weighted average original maturity of the commercial paper outstanding was approximately 67 days and 49 days, respectively, and the weighted average interest rate was 0.16 percent and 0.12 percent, respectively. The issuance of commercial paper reduced the amount of credit available under the Company’s existing Credit Facility, as defined below.
On January 26, 2015, Medtronic Global Holdings S.C.A., an entity organized under the laws of Luxembourg (Medtronic Luxco) entered into various agreements pursuant to which Medtronic Luxco may issue unsecured commercial paper notes (the 2015 Commercial Paper Program) on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.500 billion. New Medtronic and the Company have guaranteed the obligations of Medtronic Luxco under the 2015 Commercial Paper Program. In connection with entry into the 2015 Commercial Paper Program, the Company and Covidien terminated their respective existing commercial paper programs.
Line of Credit
As of January 23, 2015, the Company had a $2.250 billion syndicated credit facility which was scheduled to expire on December 17, 2017 (Credit Facility) pursuant to a senior unsecured revolving credit agreement dated as of December 17, 2012, among Medtronic, the lenders from time to time party thereto, and Bank of America N.A., as administrative agent and issuing bank. The Credit Facility provided backup funding for the commercial paper program. As of January 23, 2015 and April 25, 2014, no amounts were outstanding on the committed Credit Facility.
Interest rates were determined by a pricing matrix, based on the Company’s long-term debt ratings, assigned by Standard & Poor’s Ratings Services and Moody’s Investors Service. Facility fees were payable on the Credit Facility and were determined

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

in the same manner as the interest rates. The agreement also contains customary covenants, all of which the Company remained in compliance with as of January 23, 2015.
On January 26, 2015, the Company amended and restated its existing Credit Facility and entered into the Amended and Restated Credit Agreement ($3.500 billion Five Year Revolving Credit Facility) (the Amended and Restated Revolving Credit Agreement), by and among Medtronic, New Medtronic, Medtronic Luxco, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and issuing bank. Under the Amended and Restated Revolving Credit Agreement, the lenders party thereto will provide the Company and Medtronic Luxco with unsecured revolving credit commitments in an aggregate principal amount of up to $3.500 billion. The Company, Medtronic Luxco, and New Medtronic guarantee the obligations under the Amended and Restated Revolving Credit Agreement.
Other Credit Agreements
Term Loan Credit Agreement
On November 7, 2014, the Company entered into the three-year senior unsecured term loan credit agreement (the Term Loan Credit Agreement), among Medtronic, New Medtronic, Medtronic Luxco, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent. Under the Term Loan Credit Agreement, the lenders party thereto have committed to provide the Company with unsecured term loan financing in an aggregate principal amount of up to $5.000 billion. On January 26, 2015, the Company borrowed $3.000 billion for a term of three years under the Term Loan Credit Agreement to finance, in part, the cash component of the Arrangement Consideration and certain transaction expenses. New Medtronic and Medtronic Luxco have guaranteed the obligations of the Company under the Term Loan Credit Agreement.
Termination of Existing Bridge Credit Agreement
In connection with its issuance of $17.000 billion of 2015 Senior Notes, as defined below, on December 10, 2014, the Company terminated the unsecured bridge commitments previously provided to it in an aggregate principal amount of $11.300 billion under the 364-day senior unsecured bridge credit agreement dated as of November 7, 2014.
Bank Borrowings
Bank borrowings consist primarily of borrowings at interest rates considered favorable by management and where natural hedges can be gained for foreign exchange purposes.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-Term Debt
Long-term debt consisted of the following:

(in millions, except interest rates)	Maturity by Fiscal Year	Payable as of January 23, 2015	Payable as of April 25, 2014
4.750 percent ten-year 2005 senior notes	2016	$—	$600
2.625 percent five-year 2011 senior notes	2016	500	500
Floating rate three-year 2014 senior notes	2017	250	250
0.875 percent three-year 2014 senior notes	2017	250	250
1.500 percent three-year 2015 senior notes	2018	1,000	—
1.375 percent five-year 2013 senior notes	2018	1,000	1,000
5.600 percent ten-year 2009 senior notes	2019	400	400
4.450 percent ten-year 2010 senior notes	2020	1,250	1,250
2.500 percent five-year 2015 senior notes	2020	2,500	—
Floating rate five-year 2015 senior notes	2020	500	—
4.125 percent ten-year 2011 senior notes	2021	500	500
3.125 percent ten-year 2012 senior notes	2022	675	675
3.150 percent seven-year 2015 senior notes	2022	2,500	—
2.750 percent ten-year 2013 senior notes	2023	1,250	1,250
3.625 percent ten-year 2014 senior notes	2024	850	850
3.500 percent ten-year 2015 senior notes	2025	4,000	—
4.375 percent twenty-year 2015 senior notes	2035	2,500	—
6.500 percent thirty-year 2009 senior notes	2039	300	300
5.550 percent thirty-year 2010 senior notes	2040	500	500
4.500 percent thirty-year 2012 senior notes	2042	400	400
4.000 percent thirty-year 2013 senior notes	2043	750	750
4.625 percent thirty-year 2014 senior notes	2044	650	650
4.625 percent thirty-year 2015 senior notes	2045	4,000	—
Interest rate swaps (Note 9)	2016 - 2022	84	56
Deferred gains from interest rate swap terminations	-	6	20
Capital lease obligations	2016 - 2025	130	139
Discount	2017 - 2045	(104)	(25)
Total Long-Term Debt		$26,641	$10,315
Senior Notes
The Company has outstanding unsecured senior obligations including those indicated as "senior notes" in the long-term debt table above (collectively, the Senior Notes). The Senior Notes rank equally with all other unsecured and unsubordinated indebtedness of the Company. The indentures under which the Senior Notes were issued contain customary covenants, all of which the Company remains in compliance with as of January 23, 2015. The Company used the net proceeds from the sale of the Senior Notes primarily for working capital and general corporate uses, which includes the repayment of other indebtedness of the Company. For additional information regarding the terms of these agreements, refer to Note 8 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 25, 2014.
On December 10, 2014, the Company issued seven tranches of Senior Notes (collectively the 2015 Senior Notes) with an aggregate face value of $17.000 billion, resulting in cash proceeds of approximately $16.8 billion, net of discounts and issuance costs. The first tranche consisted of $1.000 billion of 1.500 percent Senior Notes due 2018. The second tranche consisted of $2.500 billion of 2.500 percent Senior Notes due 2020. The third tranche consisted of $500 million of floating rate Senior Notes due 2020 (the 2020 floating rate notes). The 2020 floating rate notes bear interest at the three-month London InterBank Offered Rate (LIBOR) plus 80 basis points. The fourth tranche consisted of $2.500 billion of 3.150 percent Senior Notes due 2022. The fifth tranche consisted of $4.000 billion of 3.500 percent Senior Notes due 2025. The sixth tranche consisted of $2.500 billion

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of 4.375 percent Senior Notes due 2035. The seventh tranche consisted of $4.000 billion of 4.625 percent Senior Notes due 2045. Interest on the 2020 floating rate notes is payable quarterly and interest on each series of the fixed rate notes is payable semi-annually. The Company used the combined proceeds from the 2015 Senior Notes and the $3.000 billion borrowed for a term of three years under the Term Loan Credit Agreement to fund the approximately $16 billion cash consideration portion of the January 26, 2015 estimated $50 billion acquisition of Covidien, to pay certain transaction and financing expenses, and for working capital and general corporate purposes, which may include repayment of indebtedness.
For further information regarding the subsequent acquisition of Covidien, see Note 3 to the condensed consolidated financial statements.
Note 9 – Derivatives and Foreign Exchange Risk Management
The Company uses operational and economic hedges, as well as currency exchange rate derivative contracts and interest rate derivative instruments to manage the impact of currency exchange and interest rate changes on earnings and cash flows. In order to minimize earnings and cash flow volatility resulting from currency exchange rate changes, the Company enters into derivative instruments, principally forward currency exchange rate contracts. These contracts are designed to hedge anticipated foreign currency transactions and changes in the value of specific assets and liabilities. At inception of the forward contract, the derivative is designated as either a freestanding derivative or a cash flow hedge. The primary currencies of the derivative instruments are the Euro and Japanese Yen. The Company does not enter into currency exchange rate derivative contracts for speculative purposes. The gross notional amount of all currency exchange rate derivative instruments outstanding at January 23, 2015 and April 25, 2014 was $6.121 billion and $8.051 billion, respectively. The aggregate currency exchange rate gains for the three and nine months ended January 23, 2015 were $27 million and $29 million, respectively. The aggregate currency exchange rate gains for the three months ended January 24, 2014 were not significant and for the nine months ended January 24, 2014 were $3 million. These gains represent the net impact to the condensed consolidated statements of earnings for the exchange rate derivative instruments presented below, as well as the remeasurement gains on foreign currency denominated assets and liabilities.
The information that follows explains the various types of derivatives and financial instruments used by the Company, how and why the Company uses such instruments, how such instruments are accounted for, and how such instruments impact the Company’s condensed consolidated balance sheets, statements of earnings, and statements of cash flows.
Freestanding Derivative Forward Contracts
Freestanding derivative forward contracts are used to offset the Company’s exposure to the change in value of specific foreign currency denominated assets and liabilities. These derivatives are not designated as hedges, and therefore, changes in the value of these forward contracts are recognized in earnings, thereby offsetting the current earnings effect of the related change in value of foreign currency denominated assets and liabilities. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts, not designated as hedging instruments, outstanding at January 23, 2015 and April 25, 2014, was $1.714 billion and $2.202 billion, respectively.
The amount and location of the gains (losses) in the condensed consolidated statements of earnings related to derivative instruments, not designated as hedging instruments, for the three and nine months ended January 23, 2015 and January 24, 2014 are as follows:

(in millions)		Three months ended
Derivatives Not Designated as Hedging Instruments	Location	January 23, 2015	January 24, 2014
Foreign currency exchange rate contracts	Other expense, net	$153	$75

(in millions)		Nine months ended
Derivatives Not Designated as Hedging Instruments	Location	January 23, 2015	January 24, 2014
Foreign currency exchange rate contracts	Other expense, net	$202	$58

Cash Flow Hedges
Foreign Currency Exchange Rate Risk
Forward contracts designated as cash flow hedges are designed to hedge the variability of cash flows associated with forecasted transactions denominated in a foreign currency that will take place in the future. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

transaction affects earnings. No gains or losses relating to ineffectiveness of cash flow hedges were recognized in earnings during the three or nine months ended January 23, 2015 or January 24, 2014. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no hedges were derecognized or discontinued during the three or nine months ended January 23, 2015 or January 24, 2014. The cash flows from these contracts are reported as operating activities in the condensed consolidated statements of cash flows. The gross notional amount of these contracts, designated as cash flow hedges, outstanding at January 23, 2015 and April 25, 2014, was $4.407 billion and $5.849 billion, respectively, and will mature within the subsequent two and three-year period, respectively.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amount of gains (losses) and location of the gains (losses) in the condensed consolidated statements of earnings and other comprehensive income (OCI) related to foreign currency exchange rate contract derivative instruments designated as cash flow hedges for the three and nine months ended January 23, 2015 and January 24, 2014 are as follows:

Three months ended January 23, 2015
	Gross Gains (Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$265	Other expense, net	$65
		Cost of products sold	(27)
Total	$265		$38
Three months ended January 24, 2014
	Gross Gains (Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$80	Other expense, net	$16
		Cost of products sold	(4)
Total	$80		$12
Nine months ended January 23, 2015
	Gross Gains (Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$556	Other expense, net	$86
		Cost of products sold	(28)
Total	$556		$58
Nine months ended January 24, 2014
	Gross Gains (Losses) Recognized in OCI on Effective Portion of Derivative	Effective Portion of Gains (Losses) on Derivative Reclassified from AOCI into Income
(in millions)
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount
Foreign currency exchange rate contracts	$(74)	Other expense, net	$71
		Cost of products sold	(33)
Total	$(74)		$38
Forecasted Debt Issuance Interest Rate Risk
Forward starting interest rate derivative instruments designated as cash flow hedges are designed to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. The effective portion of the gains or losses on the forward starting interest rate derivative instrument that is designated and qualifies as a cash flow hedge is reported as a component of accumulated other comprehensive loss. Beginning in the period in which the planned debt issuance occurs and the related derivative instrument is terminated, the effective portion of the gains or losses is then reclassified into interest expense, net over the term of the related debt. Any portion of the gains or losses that is determined to be ineffective is immediately recognized in interest expense, net. In relation to the 2015 Senior Notes, the Company entered into forward starting interest rate derivatives with a notional amount of $4.775 billion and terminated forward starting interest rate derivative instruments with a notional amount of $5.850 billion. Upon termination, there was no material ineffectiveness on the contracts which were in a net liability position, resulting in cash payments of $79 million. In the third quarter of fiscal year 2015, the Company entered into $200 million of fixed pay, forward starting interest rate swaps, unrelated to the 2015 Senior Notes issuance, with a weighted average fixed rate of 2.94 percent in advance of planned debt issuances. As of January 23, 2015, the Company had $800 million of fixed pay, forward starting interest rate swaps with a weighted average fixed rate of 2.99 percent in anticipation of planned debt issuances.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three and nine months ended January 23, 2015, the Company reclassified $4 million and $8 million, respectively, of the effective portion of the net losses on forward starting interest rate derivative instruments from accumulated other comprehensive loss to interest expense, net. No components of the hedge contracts were excluded in the measurement of hedge ineffectiveness and no significant hedge ineffectiveness was recorded for the three and nine months ended January 23, 2015.
For the three and nine months ended January 24, 2014, the Company reclassified $2 million and $6 million, respectively, of the effective portion of the net losses on forward starting interest rate derivative instruments from accumulated other comprehensive loss to interest expense, net.
The unrealized (loss) gain on outstanding forward starting interest rate swap derivative instruments as of January 23, 2015 and April 25, 2014 was $(73) million and $7 million, respectively. Unrealized (losses) gains on outstanding forward starting interest rate swap derivative instruments were recorded in other assets and long-term liabilities, with the offset recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets.
As of January 23, 2015 and April 25, 2014, the Company had $178 million and $(44) million, respectively, in after-tax net unrealized gains (losses) associated with cash flow hedging instruments recorded in accumulated other comprehensive loss. The Company expects that $175 million of after-tax net unrealized gains as of January 23, 2015 will be reclassified into the condensed consolidated statements of earnings over the next 12 months.
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
As of both January 23, 2015 and April 25, 2014, the Company had interest rate swaps in gross notional amounts of $2.625 billion designated as fair value hedges of underlying fixed rate obligations. As of January 23, 2015, the Company had interest rate swap agreements designated as fair value hedges of underlying fixed rate obligations including the Company’s $1.250 billion 3.000 percent 2010 Senior Notes and the $600 million 4.750 percent 2005 Senior Notes classified as short-term borrowings, the $500 million 2.625 percent 2011 Senior Notes, the $500 million 4.125 percent 2011 Senior Notes, and the $675 million 3.125 percent 2012 Senior Notes. For additional information regarding the terms of the Company’s interest rate swap agreements, refer to Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 25, 2014.
The market value of outstanding interest rate swap agreements was a net $96 million unrealized gain and the market value of the hedged item was a net $96 million unrealized loss at January 23, 2015, which were recorded in other assets, prepaid expenses and other current assets, and other long-term liabilities with the offsets recorded in long-term debt and short-term borrowings in the condensed consolidated balance sheets. No hedge ineffectiveness was recorded as a result of these fair value hedges for the three and nine months ended January 23, 2015 or January 24, 2014.
During the three and nine months ended January 23, 2015 and January 24, 2014, the Company did not have any ineffective fair value hedging instruments. In addition, the Company did not recognize any gains or losses during the three and nine months ended January 23, 2015 or January 24, 2014 on firm commitments that no longer qualify as fair value hedges.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance Sheet Presentation
The following tables summarize the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets as of January 23, 2015 and April 25, 2014. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualify as hedging instruments and those that are not, and are further segregated by type of contract within those two categories.

January 23, 2015
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Prepaid expenses and other current assets	$12	Other accrued expenses	$—
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	304	Other accrued expenses	30
Interest rate contracts	Other assets	84	Other long-term liabilities	73
Foreign currency exchange rate contracts	Other assets	177	Other long-term liabilities	1
Total derivatives designated as hedging instruments		$577		$104
Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$1	Other accrued expenses	$1
Total derivatives not designated as hedging instruments		$1		$1

Total derivatives		$578		$105

April 25, 2014
	Asset Derivatives		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Prepaid expenses and other current assets	$13	Other accrued expenses	$—
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	81	Other accrued expenses	84
Interest rate contracts	Other assets	73	Other long-term liabilities	11
Foreign currency exchange rate contracts	Other assets	8	Other long-term liabilities	30
Total derivatives designated as hedging instruments		$175		$125
Derivatives not designated as hedging instruments
Foreign currency exchange rate contracts	Prepaid expenses and other current assets	$—	Other accrued expenses	$2
Total derivatives not designated as hedging instruments		$—		$2

Total derivatives		$175		$127

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

January 23, 2015		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) or Posted	Net Amount
Derivative Assets
Foreign currency exchange rate contracts	$482	$(61)	$(292)	$129
Interest rate contracts	96	(16)	(12)	68
	$578	$(77)	$(304)	$197

Derivative Liabilities
Foreign currency exchange rate contracts	$(32)	$32	$—	$—
Interest rate contracts	(73)	45	—	(28)
	$(105)	$77	$—	$(28)
Total	$473	$—	$(304)	$169

April 25, 2014		Gross Amount Not Offset on the Balance Sheet
(in millions)	Gross Amount of Recognized Assets (Liabilities)	Financial Instruments	Cash Collateral (Received) or Posted	Net Amount
Derivative Assets
Foreign currency exchange rate contracts	$89	$(64)	$—	$25
Interest rate contracts	86	(31)	—	55
	$175	$(95)	$—	$80

Derivative Liabilities
Foreign currency exchange rate contracts	$(116)	$84	$—	$(32)
Interest rate contracts	(11)	11	—	—
	$(127)	$95	$—	$(32)
Total	$48	$—	$—	$48
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of interest-bearing investments, forward exchange derivative contracts, and trade accounts receivable.
The Company maintains cash and cash equivalents, investments, and certain other financial instruments (including currency exchange rate and interest rate derivative contracts) with various major financial institutions. The Company performs periodic evaluations of the relative credit standings of these financial institutions and limits the amount of credit exposure with any one institution. In addition, the Company has collateral credit agreements with its primary derivatives counterparties. Under these agreements, either party is required to post eligible collateral when the market value of transactions covered by the agreement exceeds specific thresholds, thus limiting credit exposure for both parties. As noted in the above table, as of January 23, 2015, the Company received cash collateral of $304 million from its counterparties. The collateral received was recorded in cash and cash equivalents, with the offset recorded as an increase in other accrued expenses on the condensed consolidated balance sheets. As of April 25, 2014, no collateral was received or posted from its counterparties.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Global concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across many geographic areas. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. However, a significant amount of trade receivables are with hospitals that are dependent upon governmental health care systems in many countries. The current economic conditions in many countries outside the U.S. (particularly the economic challenges faced by Italy, Spain, Portugal, and Greece) may continue to increase the average length of time it takes the Company to collect on its outstanding trade receivables in these countries as certain payment patterns have been impacted. As of January 23, 2015 and April 25, 2014, the Company’s aggregate accounts receivable balance for Italy, Spain, Portugal, and Greece, net of the allowance for doubtful accounts, was $535 million and $628 million, respectively. The Company continues to monitor the creditworthiness of customers located in these and other geographic areas. In the past, accounts receivable balances with certain customers in these countries have accumulated over time and were subsequently settled as large lump-sum payments. Although the Company does not currently foresee a significant credit risk associated with the outstanding accounts receivable, repayment is dependent upon the financial stability of the economies of these countries. For certain Greece distributors, collectability is not reasonably assured for revenue transactions and the Company defers revenue recognition until all revenue recognition criteria are met. As of January 23, 2015 and April 25, 2014, the Company's deferred revenue balance for certain Greece distributors was $19 million and $15 million, respectively. As of January 23, 2015 and April 25, 2014, no one customer represented more than 10 percent of the Company’s outstanding accounts receivable.
Note 10 – Inventories
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory balances are as follows:

(in millions)	January 23, 2015	April 25, 2014
Finished goods	$1,202	$1,196
Work in process	316	247
Raw materials	357	282
Total	$1,875	$1,725
Note 11 – Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill for the nine months ended January 23, 2015 are as follows:

(in millions)	Cardiac and Vascular Group	Restorative Therapies Group	Diabetes Group	Total
Balance as of April 25, 2014	$2,881	$6,368	$1,344	$10,593
Goodwill as a result of acquisitions	234	219	—	453
Other adjustments, net	—	(15)	—	(15)
Currency adjustment, net	(47)	(34)	—	(81)
Balance as of January 23, 2015	$3,068	$6,538	$1,344	$10,950
During the nine months ended January 23, 2015, the Company recorded $15 million of other adjustments, net. The adjustments primarily relate to a divestiture in the Surgical Technologies division during the third quarter of fiscal year 2015.

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balances of other intangible assets, net, excluding goodwill as of January 23, 2015 and April 25, 2014 are as follows:

(in millions)	Purchased Technology and Patents	Trademarks and Tradenames	Acquired IPR&D	Other	Total
Other intangible assets as of January 23, 2015:
Original cost	$3,947	$426	$164	$293	$4,830
Accumulated amortization	(2,086)	(343)	—	(62)	(2,491)
Carrying value	$1,861	$83	$164	$231	$2,339
Other intangible assets as of April 25, 2014:
Original cost	$3,857	$408	$119	$200	$4,584
Accumulated amortization	(1,878)	(332)	—	(88)	(2,298)
Carrying value	$1,979	$76	$119	$112	$2,286
Amortization expense for the three and nine months ended January 23, 2015 was $89 million and $265 million, respectively and for the three and nine months ended January 24, 2014 was $89 million and $263 million, respectively.
Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets as of January 23, 2015, excluding any possible future amortization associated with acquired IPR&D, which has not met technological feasibility, is as follows:

(in millions) Fiscal Year	Estimated Amortization Expense
Remaining 2015	$96
2016	347
2017	325
2018	309
2019	265
2020	217
Thereafter	616
Total estimated amortization expense	$2,175
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
Changes in the Company’s product warranty obligations during the nine months ended January 23, 2015 and January 24, 2014 consisted of the following:

	Nine months ended
(in millions)	January 23, 2015	January 24, 2014
Balance at the beginning of the period	$32	$35
Warranty claims provision	17	24
Settlements made	(17)	(21)
Balance at the end of the period	$32	$38

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 – Interest Expense, Net
Interest income and interest expense for the three and nine months ended January 23, 2015 and January 24, 2014 are as follows:

	Three months ended		Nine months ended
(in millions)	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
Interest income	$(95)	$(67)	$(273)	$(178)
Interest expense	176	92	367	276
Interest expense, net	$81	$25	$94	$98
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
Note 14 – Income Taxes
The Company’s effective tax rates for the three and nine months ended January 23, 2015 were 18.2 percent and 18.9 percent, respectively, compared to 20.2 percent and 18.8 percent for the three and nine months ended January 24, 2014, respectively. The changes in the Company’s effective tax rate for the three and nine months ended January 23, 2015 were primarily due to the extension of the U.S. federal research and development tax credit for calendar year 2014, the tax impact of special (gains) charges, acquisition-related items, the impact from the additional interest expense incurred during the quarter to fund the cash consideration portion of the Covidien acquisition, changes to uncertain tax position reserves, the tax impact of foreign dividend distributions recorded during the three months ended January 23, 2015 and the impact from year-over-year changes in operational results by tax jurisdiction. During the three months ended January 23, 2015, the Company recorded a $30 million net benefit associated with the extension of the U.S. federal research and development tax credit for calendar year 2014, the finalization of certain income tax returns, and the tax impact of foreign dividend distributions. These tax adjustments are operational in nature and are recorded in the provision for income taxes on the consolidated statement of earnings.
During the nine months ended January 23, 2015, the Company's gross unrecognized tax benefits increased from $1.172 billion to $1.362 billion. In addition, the Company has accrued gross interest and penalties of $184 million as of January 23, 2015. If all of the Company’s unrecognized tax benefits were recognized, approximately $1.212 billion would impact the Company’s effective tax rate. The Company has recorded the gross unrecognized tax benefits as a long-term liability, as it does not expect significant payments to occur or the total amount of unrecognized tax benefits to change significantly over the next 12 months.
The Company will continue to recognize interest and penalties related to income tax matters in the provision for income taxes in the condensed consolidated statements of earnings and record the liability in current or long-term accrued income taxes in the condensed consolidated balance sheets, as appropriate.
As of January 23, 2015, there were no changes to significant unresolved matters with the IRS or foreign tax authorities from what the Company disclosed in its Annual Report on Form 10-K for the year ended April 25, 2014.
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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
(in millions, except per share data)	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
Numerator:
Net earnings	$977	$762	$2,676	$2,617
Denominator:
Basic – weighted average shares outstanding	983.8	998.3	986.6	1,002.7
Effect of dilutive securities:
Employee stock options	8.0	7.8	7.6	7.1
Employee restricted stock units	3.9	3.8	4.2	4.1
Other	0.1	0.1	0.1	0.1
Diluted – weighted average shares outstanding	995.8	1,010.0	998.5	1,014.0

Basic earnings per share	$0.99	$0.76	$2.71	$2.61
Diluted earnings per share	$0.98	$0.75	$2.68	$2.58
The calculation of weighted average diluted shares outstanding excludes options for approximately 2 million shares of common stock for both the three and nine months ended January 23, 2015, respectively, and 6 million shares of common stock for the nine months ended January 24, 2014, because their effect would be anti-dilutive on the Company’s earnings per share. For the three months ended January 24, 2014, there were no options that would have an anti-dilutive effect on the Company's earnings per share.
Note 16 – Stock-Based Compensation
Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.
The following table presents the components and classification of stock-based compensation expense recognized for the three and nine months ended January 23, 2015 and January 24, 2014:

	Three months ended		Nine months ended
(in millions)	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
Stock options	$7	$7	$27	$27
Restricted stock awards	24	24	78	72
Employee stock purchase plan	2	2	10	9
Total stock-based compensation expense	$33	$33	$115	$108

Cost of products sold	$4	$3	$12	$10
Research and development expense	5	6	20	20
Selling, general, and administrative expense	24	24	83	78
Total stock-based compensation expense	$33	$33	$115	$108

Income tax benefits	(8)	(9)	(31)	(30)

Total stock-based compensation expense, net of tax	$25	$24	$84	$78

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 17 – Retirement Benefit Plans
The Company sponsors various retirement benefit plans, including defined benefit pension plans (pension benefits), post-retirement medical plans (post-retirement benefits), defined contribution savings plans, and termination indemnity plans, covering substantially all U.S. employees and many employees outside the U.S. The net periodic benefit cost of the plans includes the following components for the three and nine months ended January 23, 2015 and January 24, 2014:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Three months ended		Three months ended		Three months ended
(in millions)	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
Service cost	$26	$27	$15	$13	$5	$5
Interest cost	26	24	8	7	4	4
Expected return on plan assets	(39)	(35)	(10)	(8)	(6)	(5)
Amortization of net actuarial loss	16	21	3	3	—	—
Net periodic benefit cost	$29	$37	$16	$15	$3	$4

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	Nine months ended		Nine months ended		Nine months ended
(in millions)	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
Service cost	$78	$81	$45	$41	$15	$15
Interest cost	78	72	24	21	12	10
Expected return on plan assets	(117)	(105)	(30)	(26)	(18)	(15)
Amortization of net actuarial loss	48	63	9	7	—	—
Net periodic benefit cost	$87	$111	$48	$43	$9	$10

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18 – Accumulated Other Comprehensive Income (Loss)
Changes in AOCI by component are as follows:

(in millions)	Unrealized Gain (Loss) on Available-for-Sale Securities		Cumulative Translation Adjustments (a)	Net Change in Retirement Obligations		Unrealized Gain (Loss) on Derivatives		Total Accumulated Other Comprehensive (Loss) Income
Balance as of April 25, 2014, net of tax	$(6)		$218	$(765)		$(44)		$(597)
Other comprehensive income (loss) before reclassifications, before tax	110		(332)	24		397		199
Tax expense	(40)		—	—		(141)		(181)
Other comprehensive income (loss) before reclassifications, net of tax	70		(332)	24		256		18
Reclassifications, before tax	(134)		—	57		(50)		(127)
Tax benefit (expense)	47		—	(18)		16		45
Reclassifications, net of tax	(87)	(b)	—	39	(c)	(34)	(d)	(82)
Other comprehensive (loss) income, net of tax	(17)		(332)	63		222		(64)
Balance as of January 23, 2015, net of tax	$(23)		$(114)	$(702)		$178		$(661)

(in millions)	Unrealized Gain (Loss) on Available-for-Sale Securities		Cumulative Translation Adjustments (a)	Net Change in Retirement Obligations		Unrealized Gain (Loss) on Derivatives		Total Accumulated Other Comprehensive (Loss) Income
Balance as of April 26, 2013, net of tax	$97		$205	$(852)		$58		$(492)
Other comprehensive (loss) income before reclassifications, before tax	(142)		1	(2)		(37)		(180)
Tax benefit	51		—	—		14		65
Other comprehensive (loss) income before reclassifications, net of tax	(91)		1	(2)		(23)		(115)
Reclassifications, before tax	(56)		—	70		(31)		(17)
Tax benefit (expense)	20		—	(25)		11		6
Reclassifications, net of tax	(36)	(b)	—	45	(c)	(20)	(d)	(11)
Other comprehensive (loss) income, net of tax	(127)		1	43		(43)		(126)
Balance as of January 24, 2014, net of tax	$(30)		$206	$(809)		$15		$(618)

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
Medtronic Legal Proceedings
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
INFUSE Product Liability Litigation
As of February 23, 2015, plaintiffs had filed approximately 800 lawsuits against the Company in the U.S. state and federal courts, reflecting approximately 1,300 individual personal injury claims from the INFUSE bone graft product. Certain law firms have advised the Company that they may bring a large number of similar claims against the Company in the future. The Company estimates those law firms represent approximately 3,500 additional unfiled claimants. The Company recorded an expense of $140 million in fiscal year 2014, related to probable and reasonably estimated damages in connection with these matters.
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

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Matters
The Company has received subpoenas or document requests from the Attorneys General in Massachusetts, California, Oregon, Illinois, and Washington seeking information regarding sales, marketing, clinical, and other information relating to the INFUSE bone graft product. The Company is fully cooperating with these requests.
On October 14, 2010, the Company received a subpoena issued by the U.S. Attorney's Office for the Western District of New York pursuant to the Health Insurance Portability & Accountability Act of 1996, relating to the Company's sales, marketing, and reimbursement support practices regarding certain neurostimulation devices. In February 2015, the Company settled and paid (from an existing accrual) this matter for $3 million and certain legal fees.
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

Litigation Related to the Transactions

On July 2, 2014, Lewis Merenstein filed a putative shareholder class action in Hennepin County, Minnesota, District Court seeking to enjoin the then-potential acquisition of Covidien. The lawsuit named Medtronic, Covidien, and each member of the Medtronic board at the time as defendants, and alleged that the directors breached their fiduciary duties to shareholders with regard to the then-potential acquisition. On August 21, 2014, Kenneth Steiner filed a putative shareholder class action in Hennepin County, Minnesota, District Court, also seeking an injunction to prevent the potential Covidien acquisition. In September of 2014 the Merenstein and Steiner matters were consolidated and in December of 2014 the plaintiffs filed a preliminary injunction motion seeking to enjoin the Covidien transaction. On December 30, 2014, a hearing was held on plaintiffs’ motion for preliminary injunction and on defendants’ motion to dismiss. On January 2, 2015, the Court denied the plaintiffs’ motion for preliminary injunction and on January 5, 2015 issued its opinion.

In connection with the then-potential acquisition of Covidien, on September 19, 2014 William A. Houston filed a putative shareholder class action in the United States District Court for the District of Minnesota and on October 3, 2014 Marilyn Clark filed a complaint in the United States District Court for the District of Minnesota that is nearly identical to the Houston complaint. These actions named as defendants certain members of Medtronic’s board of directors at the time and certain of Medtronic’s officers, and also named Medtronic as a nominal defendant. The Houston and Clark complaints asserted various causes of action under Minnesota law, including that the individual defendants allegedly breached fiduciary duties in providing for excise tax reimbursements to certain individuals who were and/or are directors and executive officers of Medtronic in connection with the then-potential acquisition of Covidien. In October of 2014 the Houston and Clark matters were consolidated and the plaintiffs filed a preliminary injunction motion seeking to enjoin the Company from the payment of the excise tax reimbursements. On December 16, 2014, the Court heard the preliminary injunction motion and on December 22, 2014, the Court denied the preliminary injunction motion. On January 6, 2015, the Company consented to plaintiffs’ request to voluntarily dismiss the matter without prejudice.

Putative shareholder class action complaints have been filed in the United States District Court for the District of Massachusetts by purported shareholders of Covidien under the captions Taxman v. Covidien plc, et al., 14-cv-12949, Lipovich v. Covidien plc, et al., 14-cv-13308 and Rosenfeld Family Foundation v. Covidien plc, et al., 14-cv-13490. On October 20, 2014, the plaintiff in the Rosenfeld action and another purported shareholder of Covidien filed a motion seeking to consolidate the Taxman, Lipovich and Rosenfeld actions, and on November 14, 2014, the United States District Court for the District of Massachusetts granted that motion consolidating the actions (the “Consolidated Action”). On December 23, 2014, the defendants reached an agreement in principle with plaintiffs in the Consolidated Action, and that agreement is reflected in a

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

memorandum of understanding. In connection with the settlement contemplated by the memorandum of understanding, Covidien agreed to make certain additional disclosures related to the Transactions, which are contained in Covidien’s Current Report on Form 8-K filed on December 23, 2014. The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement.

The stipulation of settlement will be subject to customary conditions, including court approval. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the United States District Court for the District of Massachusetts will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought by Covidien shareholders challenging any aspect of the Transactions, the negotiation or consideration of the Transactions, the Transaction Agreement, and any disclosure made in connection therewith, including in the Definitive Joint Proxy Statement/Prospectus, except that the released claims will not include the claims currently asserted in In re Medtronic, Inc. Stockholder Litigation, 27-CV-14-11452, in the District Court, Fourth Judicial District of Hennepin Count, Minnesota or the claims currently asserted in In re Medtronic, Inc. Derivative Litigation, 14-cv-3540, in the United States District Court for the District of Minnesota. In addition, in connection with the settlement, the parties contemplate that the parties shall negotiate in good faith regarding the amount of attorneys’ fees and expenses that shall be paid to plaintiffs’ counsel in connection with the actions. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the United States District Court for the District of Massachusetts will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.
Note 20 – Segment and Geographic Information
Segment information
The Company’s management evaluates performance and allocates resources based on profit and loss from operations before income taxes and interest expense, net, not including special (gains) charges, restructuring (credits) charges, net, certain litigation charges, net, and acquisition-related items. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 25, 2014.
The Company operates under three reportable segments and three operating segments. The Company's Cardiac and Vascular Group consists of three divisions: Cardiac Rhythm & Heart Failure, Coronary & Structural Heart, and Aortic & Peripheral Vascular. The primary products sold by this operating segment include those for cardiac rhythm disorders and cardiovascular disease. The Company's Restorative Therapies Group consists of three divisions: Spine, Neuromodulation, and Surgical Technologies. The primary products sold by this operating segment include those for spinal conditions and musculoskeletal trauma, neurological disorders, urological and digestive disorders, and ear, nose, and throat conditions. The primary products sold by the Company's Diabetes Group include those for diabetes management.
Net sales of the Company’s reportable segments include end-customer revenues from the sale of products they each develop and manufacture or distribute. Net sales and earnings before income taxes by reportable segment are as follows:

	Three months ended		Nine months ended
(in millions)	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
Cardiac and Vascular Group	$2,224	$2,119	$6,765	$6,478
Restorative Therapies Group	1,645	1,608	4,897	4,764
Diabetes Group	449	436	1,295	1,198
Total Net Sales	$4,318	$4,163	$12,957	$12,440

MEDTRONIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended		Nine months ended
(in millions)	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
Cardiac and Vascular Group	$722	$663	$2,148	$2,177
Restorative Therapies Group	482	454	1,318	1,318
Diabetes Group	144	128	381	310
Total Reportable Segments’ Earnings Before Income Taxes	1,348	1,245	3,847	3,805
Special (gains) charges	138	—	38	(40)
Restructuring charges, net	—	15	(30)	(3)
Certain litigation charges, net	—	—	—	(24)
Acquisition-related items	(80)	(200)	(182)	(104)
Interest expense, net	(81)	(25)	(94)	(98)
Corporate	(131)	(80)	(280)	(312)
Earnings Before Income Taxes	$1,194	$955	$3,299	$3,224
Geographic information
Net sales to external customers by geography are as follows:

	Three months ended		Nine months ended
(in millions)	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
United States	$2,459	$2,273	$7,248	$6,817
Europe and Canada	1,019	1,058	3,135	3,138
Asia-Pacific	630	642	1,934	1,931
Other Foreign	210	190	640	554
Total Net Sales	$4,318	$4,163	$12,957	$12,440
Certain prior period net sales to external customers by geography have been corrected to conform to the current period classification. These revisions are considered immaterial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNDERSTANDING OUR FINANCIAL INFORMATION
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Medtronic, Inc. and its subsidiaries (Medtronic or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended April 25, 2014. In addition, you should read this discussion along with our condensed consolidated financial statements and related notes thereto as of January 23, 2015.
Financial Trends
Throughout this management’s discussion and analysis, you will read about transactions or events that materially contribute to or reduce earnings and materially affect financial trends. We refer to these transactions and events as special (gains) charges (such as gains on the sale of a product line and contributions to the Medtronic Foundation), restructuring charges, net, certain litigation charges, net, acquisition-related items, or certain tax adjustments. These charges, or benefits, result from facts and circumstances that vary in frequency and/or impact to operations. While understanding these charges or benefits is important to understanding and evaluating financial trends, other transactions or events may also have a material impact on financial trends. A complete understanding of the special (gains) charges, restructuring charges, net, certain litigation charges, net, acquisition-related items, and certain tax adjustments is necessary in order to estimate the likelihood that such financial trends will continue.
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
We operate under three reportable segments and three operating segments, the Cardiac and Vascular Group (composed of the Cardiac Rhythm & Heart Failure, Coronary & Structural Heart, and Aortic & Peripheral Vascular divisions), the Restorative Therapies Group (composed of the Spine, Neuromodulation, and Surgical Technologies divisions), and the Diabetes Group. In the first quarter of fiscal year 2015, we realigned our Cardiac and Vascular Group divisions with a specific focus on comprehensive disease management. This change did not impact our reportable segments or operating segments. See Note 20 to the current period’s condensed consolidated financial statements for additional discussion related to our segment reporting.
Net earnings for the three months ended January 23, 2015 were $977 million, $0.98 per diluted share, as compared to net earnings of $762 million, $0.75 per diluted share for the same period in the prior fiscal year, representing an increase of 28 percent and 31 percent, respectively. Net earnings for the three months ended January 23, 2015 included after-tax special (gains) charges, and acquisition-related items that increased net earnings by an aggregate of $21 million ($58 million pre-tax). Net earnings for the three months ended January 24, 2014 included an after-tax reversal of excess restructuring reserves and acquisition-related items that decreased net earnings by $154 million ($185 million pre-tax). See further discussion of these items in the “Special (Gains) Charges, Restructuring (Credits) Charges, Net, Certain Litigation Charges, Net, and Acquisition-Related Items” section of this management’s discussion and analysis.
Net earnings for the nine months ended January 23, 2015 were $2.676 billion, $2.68 per diluted share, as compared to net earnings of $2.617 billion, $2.58 per diluted share for the same period in the prior fiscal year, representing an increase of 2 percent and 4 percent, respectively. Net earnings for the nine months ended January 23, 2015 included after-tax special (gains) charges, restructuring (credits) charges, net, and acquisition-related items that decreased net earnings by an aggregate of $165 million ($174 million pre-tax).  Net earnings for the nine months ended January 24, 2014 included after-tax special charges, restructuring (credits) charges, net, certain litigation charges, net, and acquisition-related items that decreased net earnings by an aggregate of $116 million ($171 million pre-tax). See further discussion of these items in the “Special (Gains) Charges, Restructuring (Credits) Charges, Net, Certain Litigation Charges, Net, and Acquisition-Related Items” section of this management’s discussion and analysis.

The table below illustrates net sales by operating segment for the three and nine months ended January 23, 2015 and January 24, 2014:

	Three months ended			Nine months ended
(dollars in millions)	January 23, 2015	January 24, 2014	% Change	January 23, 2015	January 24, 2014	% Change
Cardiac and Vascular Group	$2,224	$2,119	5%	$6,765	$6,478	4%
Restorative Therapies Group	1,645	1,608	2	4,897	4,764	3
Diabetes Group	449	436	3	1,295	1,198	8
Total Net Sales	$4,318	$4,163	4%	$12,957	$12,440	4%
Net sales for the three and nine months ended January 23, 2015 were $4.318 billion and $12.957 billion, respectively, an increase of 4 percent for both periods as compared to the same periods in the prior fiscal year. Foreign currency translation had an unfavorable impact of $158 million and $162 million on net sales for the three and nine months ended January 23, 2015, respectively, compared to the same periods in the prior fiscal year. Net sales growth for the three and nine months ended January 23, 2015 was driven by 5 percent and 4 percent growth, respectively, in our Cardiac and Vascular Group, 2 percent and 3 percent growth, respectively, in our Restorative Therapies Group, and 3 percent and 8 percent growth, respectively, in our Diabetes Group compared to the same periods in the prior fiscal year. The Cardiac and Vascular Group’s performance for the three and nine months ended January 23, 2015 was primarily a result of strong net sales in Low Power, Structural Heart, and AF and Other, partially offset by declines in Coronary and High Power. Solid net sales in Aortic & Peripheral Vascular also contributed to growth in the nine months ended January 23, 2015. Additionally, the Cardiac and Vascular Group’s performance for the three and nine months ended January 23, 2015 was favorably affected by new products, the August 2014 acquisition of NGC Medical S.p.A. (NGC), and the December 2013 acquisition of TYRX, Inc. (TYRX). The nine months ended January 23, 2015 was also favorably impacted by the August 2013 acquisition of Cardiocom, LLC (Cardiocom). The Restorative Therapies Group’s sales performance for the three and nine months ended January 23, 2015 was favorably impacted by solid growth in Surgical Technologies and growth in Neuromodulation. The Restorative Therapies Group's sales performance for the three months ended January 23, 2015 was negatively impacted by a slight decline in Spine, due to declines in Interventional Spine and Core Spine, partially offset by growth in BMP (composed of INFUSE bone graft (InductOs in the European Union)). Additionally, Spine had a slight unfavorable impact for the nine months ended January 23, 2015. The Diabetes Group’s performance for the three and nine months ended January 23, 2015 was due to strong net sales in the U.S driven by the ongoing launch of the MiniMed 530G System with Enlite sensor as well as strong net sales in international markets driven by continued adoption and use of the Veo insulin pump with low-glucose suspend and Enlite sensor, and the limited launch in select markets of our next-generation MiniMed 640G System with the Enhanced Enlite sensor. See our discussion in the “Net Sales” section of this management’s discussion and analysis for more information on the results of our operating segments.
We remain committed to our Mission of developing lifesaving and life-enhancing therapies to alleviate pain, restore health, and extend life.
Subsequent Acquisition of Covidien plc
On January 26, 2015, pursuant to the transaction agreement, dated as of June 15, 2014 (the Transaction Agreement), by and among Medtronic, Inc., Covidien public limited company, an Irish public limited company (Covidien), Medtronic plc (formerly known as Medtronic Limited, Medtronic Holdings Limited and Kalani I Limited) (New Medtronic), Makani II Limited, a private limited company organized under the laws of Ireland and a wholly-owned subsidiary of New Medtronic (IrSub), Aviation Acquisition Co., Inc., a Minnesota corporation (U.S. AcquisitionCo), and Aviation Merger Sub, LLC, a Minnesota limited liability company and a wholly-owned subsidiary of U.S. AcquisitionCo (MergerSub), (i) New Medtronic and IrSub acquired Covidien (the Acquisition) pursuant to the Irish Scheme of Arrangement under Section 201 (the Arrangement), and a capital reduction under Sections 72 and 74, of the Irish Companies Act of 1963 and (ii) MergerSub merged with and into Medtronic, with Medtronic as the surviving corporation in the merger (the Merger and, together with the Acquisition, the Transactions). Following the consummation of the Transactions on January 26, 2015, Medtronic and Covidien became subsidiaries of New Medtronic. In connection with the consummation of the Transactions, New Medtronic re-registered as a public limited company organized under the laws of Ireland. This Quarterly Report on Form 10-Q relates to Medtronic’s quarter ended January 23, 2015, which was prior to the consummation of the Transactions.
On January 26, 2015, (a) each Covidien ordinary share was converted into the right to receive $35.19 in cash and 0.956 of a newly issued New Medtronic share (the Arrangement Consideration) in exchange for each Covidien share held by such shareholders, and (b) each share of Medtronic common stock was converted into the right to receive one New Medtronic ordinary share. The total consideration of the Transactions is approximately $50 billion, consisting of $16 billion cash and $34 billion non-cash consideration based on Medtronic's closing stock price of $76.95 per share on January 23, 2015. The fair value of the individual components of non-cash consideration is still being completed.

See the “Debt and Capital” section of this management’s discussion and analysis and Note 8 to the current period’s condensed consolidated financial statements for further information on the financing arrangements related to the Transactions.
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
In the event there are special (gains) charges, net, restructuring charges, net, certain litigation charges, net, and/or acquisition-related items recognized in our operating results, the tax cost or benefit attributable to these items are separately calculated and recorded. Because the effective rate can be significantly impacted by these discrete items that take place in the period, we often refer to our tax rate using both the effective rate and the non-GAAP nominal tax rate. The non-GAAP nominal tax rate is defined as the income tax provision as a percentage of earnings before income taxes, excluding special (gains) charges, net, restructuring charges, net, certain litigation charges, net, acquisition-related items, and certain tax adjustments. We believe this resulting non-GAAP financial measure provides useful information to investors because it excludes the effect of these discrete items so that investors can compare our recurring results over multiple periods. Investors should consider this non-GAAP measure in addition to, and not as a substitute for, financial performance measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP financial measure may not be the same or similar to measures presented by other companies.
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
The Company’s overall tax rate including the tax impact of the special (gains) charges, net, restructuring charges, net, certain litigation charges, net, and acquisition-related items resulted in an effective tax rate of 18.2 percent and 18.9 percent for the three and nine months ended January 23, 2015, respectively. Excluding the impact of the special (gains) charges, net, restructuring charges, net, certain litigation charges, net, and acquisition-related items for the three and nine months ended January 23, 2015, our operational and tax strategies have resulted in non-GAAP nominal tax rates of 17.1 percent and 18.6 percent, respectively, versus the U.S. Federal statutory rate of 35.0 percent. An increase in our nominal tax rate of 1 percent would result in an additional income tax provision for the three and nine months ended January 23, 2015 of approximately $12 million and $35 million, respectively. See discussion of our tax rate and the tax adjustments in the “Income Taxes” section of this management’s discussion and analysis.
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
Goodwill is the excess of the purchase price (consideration transferred) over the estimated fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually in the third quarter or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our condensed consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. The results of our annual impairment test are discussed in Note 7 to the current period's condensed consolidated financial statements. Goodwill was $10.950 billion and $10.593 billion as of January 23, 2015 and April 25, 2014, respectively.

Other intangible assets include patents, trademarks, purchased technology, and IPR&D (since April 25, 2009). Intangible assets with a definite life are amortized on a straight-line or accelerated basis, as appropriate, with estimated useful lives ranging from three to 20 years. IPR&D is tested for impairment annually in the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. We review other definite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. Our impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future revenue and expense growth rates, selection of appropriate discount rate, asset groupings, and other assumptions and estimates. We use estimates that are consistent with our business plans and a market participant view of the assets being evaluated. The results of our annual impairment test are discussed in Note 7 to the current period's condensed consolidated financial statements. Actual results may differ from our estimates due to a number of factors including, among others, changes in competitive conditions, timing of regulatory approval, results of clinical trials, changes in worldwide economic conditions, and fluctuations in foreign currency exchange rates. These risk factors are discussed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended April 25, 2014. Other intangible assets, net of accumulated amortization, were $2.339 billion and $2.286 billion as of January 23, 2015 and April 25, 2014, respectively.
Contingent consideration is recorded at the acquisition date at the estimated fair value of the contingent consideration for all acquisitions subsequent to April 24, 2009. The acquisition date fair value is measured based on the consideration expected to be transferred (probability-weighted), discounted back to present value. The discount rate used is determined at the time of measurement in accordance with accepted valuation methods. The fair value of the contingent consideration is remeasured to estimated fair value at each reporting period with the change in fair value recognized as income or expense within acquisition-related items in our condensed consolidated statements of earnings. Changes to the fair value of contingent consideration can result from changes in discount rates, the timing and amount of revenue estimates, or in the timing or likelihood of achieving the milestones which trigger payment. Using different valuation assumptions including revenue or cash flow projections, growth rates, discount rates, or probabilities of achieving the milestones result in different fair value measurements and expense (or income) in the current or future periods. Contingent consideration was $93 million and $68 million as of January 23, 2015 and April 25, 2014, respectively.
NEW ACCOUNTING PRONOUNCEMENTS
Information regarding new accounting pronouncements is included in Note 2 to the current period’s condensed consolidated financial statements.
ACQUISITIONS
On December 19, 2014, we acquired a business in the Neuromodulation division. Total consideration for the transaction was approximately $39 million, which included an upfront payment of $33 million and the estimated fair value of revenue-based contingent consideration of $6 million.
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
See Note 3 to the current period's condensed consolidated financial statements for additional information regarding acquisitions.
NET SALES
The table below illustrates net sales by product line and operating segment for the three and nine months ended January 23, 2015 and January 24, 2014:

	Three months ended			Nine months ended
(dollars in millions)	January 23, 2015	January 24, 2014	% Change	January 23, 2015	January 24, 2014	% Change
High Power	$650	$655	(1)%	$1,949	$2,023	(4)%
Low Power	489	439	11	1,538	1,389	11
AF & Other	130	90	44	361	238	52
CARDIAC RHYTHM & HEART FAILURE	1,269	1,184	7	3,848	3,650	5
Coronary	407	436	(7)	1,247	1,298	(4)
Structural Heart	330	281	17	998	875	14
CORONARY & STRUCTURAL HEART	737	717	3	2,245	2,173	3
AORTIC & PERIPHERAL VASCULAR	218	218	—	672	655	3
TOTAL CARDIAC & VASCULAR GROUP	2,224	2,119	5	6,765	6,478	4
Core Spine	543	554	(2)	1,647	1,672	(1)
Interventional Spine	75	77	(3)	231	234	(1)
BMP	122	113	8	351	347	1
SPINE	740	744	(1)	2,229	2,253	(1)
NEUROMODULATION	487	478	2	1,459	1,386	5
SURGICAL TECHNOLOGIES	418	386	8	1,209	1,125	7
TOTAL RESTORATIVE THERAPIES GROUP	1,645	1,608	2	4,897	4,764	3
DIABETES GROUP	449	436	3	1,295	1,198	8
TOTAL	$4,318	$4,163	4%	$12,957	$12,440	4%
Net sales for the three and nine months ended January 23, 2015 were unfavorably impacted by foreign currency translation of $158 million and $162 million, respectively, when compared to the same periods of the prior fiscal year. The primary exchange rate movements that impacted our consolidated net sales growth were the U.S. dollar as compared to the Euro and Japanese Yen. The impact of foreign currency fluctuations on net sales was not indicative of the impact on net earnings due to foreign currency impact on operating costs and expenses and our hedging activities. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk”, Note 9 to the current period’s condensed consolidated financial statements, and our Annual Report on Form 10-K for the year ended April 25, 2014 for further details on foreign currency instruments and our related risk management strategies.
Cardiac and Vascular Group
The Cardiac and Vascular Group is composed of the Cardiac Rhythm & Heart Failure, Coronary & Structural Heart, and Aortic & Peripheral Vascular divisions. The Cardiac and Vascular Group's products, with a specific focus on comprehensive disease management, include pacemakers, insertable and external cardiac monitors, implantable defibrillators, leads and delivery systems, ablation products, electrophysiology catheters, products for the treatment of atrial fibrillation (AF), information systems for the management of patients with Cardiac Rhythm & Heart Failure devices, products designed to reduce surgical site infections, coronary and peripheral stents and related delivery systems, therapies for uncontrolled hypertension, endovascular stent graft systems, heart valve replacement technologies, cardiac tissue ablation systems, and open heart and coronary bypass grafting surgical products. The Cardiac and Vascular Group also includes Cardiocom and Cath Lab Managed

Services (CLMS). The Cardiac and Vascular Group’s net sales for the three and nine months ended January 23, 2015 were $2.224 billion and $6.765 billion, respectively, an increase of 5 percent and 4 percent, respectively, as compared to the same periods in the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three and nine months ended January 23, 2015 of $101 million and $103 million, respectively, compared to the same periods in the prior fiscal year. The Cardiac and Vascular Group’s performance for the three and nine months ended January 23, 2015 was primarily a result of strong net sales in Low Power, Structural Heart, and AF and Other, partially offset by declines in Coronary and High Power. Solid net sales in Aortic & Peripheral Vascular also contributed to growth in the nine months ended January 23, 2015. Additionally, the Cardiac and Vascular Group’s performance for the three and nine months ended January 23, 2015 was favorably affected by new products, the August 2014 acquisition of NGC, and the December 2013 acquisition of TYRX. The nine months ended January 23, 2015 was also favorably impacted by strong revenue growth from Cardiocom, which offers solutions to manage heart failure patients. See the more detailed discussion of each division's performance below.
Cardiac Rhythm & Heart Failure net sales for the three and nine months ended January 23, 2015 were $1.269 billion and $3.848 billion, respectively, an increase of 7 percent and 5 percent, respectively, compared to the same periods in the prior fiscal year. Net sales of our High Power products for the three months ended January 23, 2015 were negatively impacted by unfavorable foreign currency translation. For the three months ended January 23, 2015, net sales were driven by the launches of the Viva XT CRT-D with Attain Performa quadripolar CRT-D lead system in the U.S. in September 2014 and Evera MRI SureScan ICD in Japan in November 2014. Net sales of our High Power products for the nine months ended January 23, 2015 decreased primarily due to declines in ICD implant volumes in the U.S. and unfavorable foreign currency translation, partially offset by the success of our Attain Performa quadripolar CRT-D system. Worldwide net sales of our Low Power products for the three and nine months ended January 23, 2015 increased primarily due to the strong ongoing global launch of the Reveal LINQ insertable cardiac monitor. AF and Other net sales increased primarily due to the continued global acceptance of the Arctic Front Advance Cardiac CryoAblation Catheter (Arctic Front) system, international launch of the PVAC Gold phased RF system, and net sales from the acquisition of Cardiocom, which we acquired in August 2013, and our CLMS business, which includes the August 2014 acquisition of NGC.
Coronary & Structural Heart net sales for the three and nine months ended January 23, 2015 were $737 million and $2.245 billion, respectively, an increase of 3 percent for both periods as compared to the same periods in the prior fiscal year. Coronary net sales decreased primarily due to continued pricing pressures in the U.S., Western Europe, Japan, and India, partially offset by the international launch of the Resolute Onyx drug-eluting stent in November 2014. The increase in Structural Heart net sales for the three and nine months ended January 23, 2015 was primarily driven by strong performance in the U.S. of the CoreValve transcatheter aortic heart valve.
Aortic & Peripheral Vascular net sales for the three and nine months ended January 23, 2015 were $218 million and $672 million, respectively, flat and an increase of 3 percent, respectively, compared to the same periods in the prior fiscal year. Net sales of Aortic & Peripheral Vascular products for the three months ended January 23, 2015 were negatively impacted by unfavorable foreign currency translation. For the three and nine months ended January 23, 2015, net sales were driven by strong sales of our Valiant Captivia Thoracic Stent Graft System, as well as growth from the Endurant 2S Abdominal Aortic Aneurysm (AAA) Stent Graft System in the U.S. and Western Europe, and the IN.PACT Admiral drug-coated balloons in international markets. Net sales for the three and nine months ended January 23, 2015 were partially offset by increased competitive and pricing pressures in the U.S, Western Europe, and Japan.
Looking ahead, we expect our Cardiac and Vascular Group could be impacted by the following:

•	Increasing competition, fluctuations in foreign currency, and continued pricing pressures.

•	Continued future growth from Reveal LINQ, our next-generation insertable cardiac monitor launched in international and U.S. markets in the third and fourth quarters of fiscal year 2014, respectively.

•
Continued acceptance and future growth from the Viva/Brava family of CRT-D devices and the Attain Performa portfolio of quadripolar leads. The Viva/Brava family of CRT-D devices utilizes a new algorithm, called AdaptivCRT, which improves patients’ response rates to CRT-D therapy by preserving the patients’ normal heart rhythms and continually adapts to individual patient needs. Our Viva/Brava CRT-D devices received CE Mark approval in August 2012, received U.S. FDA approval in May 2013, and launched in Japan in the third quarter of fiscal year 2014. Paired with Viva/Brava Quad CRT-D, Attain Performa leads provide additional options for physicians to optimize patient therapy. Our Attain Performa quadripolar lead system received CE Mark approval in March 2013 and launched in Japan in the third quarter of fiscal year 2014. In the second quarter of fiscal year 2015, we received U.S. FDA approval of our Attain Performa quadripolar lead, Viva Quad XT CRT-D, and Viva Quad S CRT-D.

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

•
Continued and future growth from TYRX's proprietary anti-infection envelope technology to reduce infections that can result from device implants. Currently, we are leveraging this technology in the Cardiac Rhythm & Heart Failure division, and ultimately we intend to leverage this technology in other divisions such as Neuromodulation.

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

•
Continued international acceptance of Evolut R, our next-generation recapturable system with differentiated 14-French equivalent delivery system. We have received CE Mark approval for the 26 and 29 millimeter sizes of the valves early in the fourth quarter of fiscal year 2015.

•
Continued acceptance of our CoreValve transcatheter heart valve technologies for the replacement of the aortic valve. We received U.S. FDA approval for our CoreValve transcatheter aortic heart valve for extreme risk patients in the U.S in the third quarter of fiscal year 2014. We received U.S. FDA approval for high risk patients in June 2014. We continue to add new sites, with a presence now in over 225 U.S. sites.

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

•
Continued and future acceptance of the Endurant family of AAA stent graft products. We received CE Mark and U.S. FDA approval of the Endurant 2S stent graft late in the second quarter of fiscal year 2015.

•
Acceptance of the IN.PACT Admiral drug-coated balloon for the treatment of peripheral artery disease in the upper leg. The IN.PACT Admiral drug-coated balloon was launched in the U.S. early in the fourth quarter of fiscal year 2015. We plan to broaden this launch with our Covidien Group peripheral sales force in late February 2015.

Restorative Therapies Group
The Restorative Therapies Group is composed of the Spine, Neuromodulation, and Surgical Technologies divisions. The Restorative Therapies Group includes products for various areas of the spine, bone graft substitutes, biologic products, trauma, implantable neurostimulation therapies and drug delivery systems for the treatment of chronic pain, movement disorders, obsessive-compulsive disorder (OCD), overactive bladder, urinary retention, fecal incontinence and gastroparesis, products to treat conditions of the ear, nose, and throat, systems that incorporate advanced energy surgical instruments, and products for surgical thermal ablation and thermal tumor therapy. Additionally, this group manufactures and sells image-guided surgery and intra-operative imaging systems. The Restorative Therapies Group’s net sales for the three and nine months ended January 23, 2015 were $1.645 billion and $4.897 billion, an increase of 2 percent and 3 percent, respectively, as compared to the same periods in the prior fiscal year. Foreign currency translation had an unfavorable impact on net sales for the three and nine months ended January 23, 2015 of $43 million and $45 million, respectively, compared to the same periods in the prior fiscal year. The Restorative Therapies Group’s performance for the three and nine months ended January 23, 2015 was favorably impacted by solid growth in Surgical Technologies and growth in Neuromodulation, partially offset by slight declines in Spine. See the more detailed discussion of each division’s performance below.
Spine net sales for the three and nine months ended January 23, 2015 were $740 million and $2.229 billion, respectively, a decrease of 1 percent for both periods as compared to the same periods in the prior fiscal year. Spine net sales for the three months ended January 23, 2015 were primarily driven by growth in BMP, offset by declines in Interventional Spine and Core Spine. Spine net sales for the nine months ended January 23, 2015 were driven by slight declines in both Core Spine and Interventional Spine, partially offset by a slight increase in BMP. For the three and nine months ended January 23, 2015, net sales for BMP increased by 8 percent and 1 percent, respectively, compared to the same periods in the prior fiscal year, with stable underlying demand. Interventional Spine net sales declined 3 percent and 1 percent for the three and nine months ended January 23, 2015, respectively, driven by a decline in European sales, where the business faced pricing pressures in Germany and unfavorable foreign currency. Additionally, Interventional Spine net sales declined for the nine months ended January 23, 2015 due to product supply issues relating to our cement delivery systems disrupting sales during the second quarter. Core Spine net sales declined 2 percent and 1 percent for the three and nine months ended January 23, 2015, respectively, compared to the same periods in the prior fiscal year. The decline in Core Spine net sales for the nine months ended January 23, 2015 was driven by the timing of new product launches and unfavorable foreign currency. The decline in Core Spine net sales for the three months ended January 23, 2015 was driven primarily by unfavorable foreign currency, partially offset by the benefit of new product sales; including the recently launched Pure Titanium Coating interbody fusion devices, the Prestige LP artificial cervical disc, and Divergence anterior cervical fusion system. The U.S. Core Spine and global spine markets continued to show signs of stabilization as they both grew during the quarter ended January 23, 2015.
Neuromodulation net sales for the three and nine months ended January 23, 2015 were $487 million and $1.459 billion, respectively, an increase of 2 percent and 5 percent, respectively, compared to the same periods in the prior fiscal year. The increase in net sales for the three and nine months ended January 23, 2015 was primarily due to Gastroenterology & Urology System implants in the U.S., and our Activa deep brain stimulation (DBS) systems for movement disorders as a result of both continued referral development in the U.S. and international momentum from the EARLYSTIM data. The increase in net sales for the three and nine months ended January 23, 2015 was also due to global growth of our RestoreSensor SureScan MRI system. While the U.S. market has weakened as a result of reimbursement changes, net sales of our SureScan MRI system for the first nine months of the fiscal year demonstrate our continued strength in the market.
Surgical Technologies net sales for the three and nine months ended January 23, 2015 were $418 million and $1.209 billion, respectively, an increase of 8 percent and 7 percent, respectively, compared to the same periods in the prior fiscal year. The increase in net sales for the three and nine months ended January 23, 2015 was driven by continued worldwide net sales growth across the portfolio of ENT, Neurosurgery, and Advanced Energy, partially offset by unfavorable foreign currency translation. Growth for the three and nine months ended January 23, 2015 was driven by strong growth of ENT power systems and the PEAK PlasmaBlade and Aquamantys Transcollation technologies, as well as solid growth of Midas Rex products and monitoring. Growth for the three months ended January 23, 2015 was also driven by strong growth of O‑arm imaging systems and the U.S. launch of NuVent sinus balloons. We completed the acquisition of Visualase at the end of the first quarter of fiscal year 2015, adding a MRI-guided laser ablation technology to our broad suite of neuroscience solutions for neurosurgery. The increase in revenue from Visualase and our NuVent sinus balloons offset the divestiture of our MicroFrance product line during the third quarter of fiscal year 2015.

Looking ahead, we expect our Restorative Therapies Group could be affected by the following:

•
Changes in procedural volumes, competitive and pricing pressure, reimbursement challenges, impacts from changes in the mix of our product offerings, the timing of product registration approvals, and fluctuations in foreign currency.

•
Market acceptance and continued adoption of innovative new products, such as our Solera spine fixation system, PRESTIGE LP Cervical Artificial Disc, PTC Interbody devices, and multiple Anterior Cervical fixation portfolio updates.

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

•
Resolution of issues with the U.S. FDA relating to our Neuromodulation division. In July 2012, we received a U.S. FDA warning letter regarding findings related primarily to our Neuromodulation corrective and preventative action (CAPA) and complaint handling processes. We are currently working with the U.S. FDA to resolve the issues. This warning letter may limit our ability to launch certain new Neuromodulation products in the U.S. until it is resolved.

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

•	Integration of Visualase, a developer of minimally invasive MRI guided laser ablation for surgical applications, into the Surgical Technologies division. Visualase was acquired on July 25, 2014.

•	Acceptance of the recently launched NuVent sinus balloon, with built-in surgical EM navigation, used for chronic sinusitis to restore sinus drainage in a minimally invasive way.

•	Continued acceptance and growth in use of the ENT power systems using the newly launched M5 Microdebrider hand piece.

Diabetes Group
The Diabetes Group products include insulin pumps, continuous glucose monitoring (CGM) systems, insulin pump consumables, and therapy management software. The Diabetes Group’s net sales for the three and nine months ended January 23, 2015 were $449 million and $1,295 million, an increase of 3 percent and 8 percent, respectively, over the same periods in the prior fiscal year. Foreign currency translation had a $14 million unfavorable impact for both the three and nine months ended January 23, 2015. The Diabetes Group’s performance was primarily the result of 3 percent and 10 percent growth in the U.S. for the three and nine months ended January 23, 2015, respectively, compared to the same periods in the prior fiscal year. Growth in the U.S. was driven by the ongoing U.S. launch of the MiniMed 530G System with Enlite sensor. Approval was obtained late in the second quarter of fiscal year 2014. Net sales in the international markets increased 3 percent and 6 percent for the three and nine months ended January 23, 2015, respectively, compared to the same periods in the prior fiscal year. The Diabetes Group's performance in international markets was favorably affected by the continued adoption and use of the Veo insulin pump with low-glucose suspend and Enlite sensor, and the limited launch in select markets of our next-generation MiniMed 640G System with the Enhanced Enlite sensor. The U.S. FDA lifted its September 2013 warning letter on the Diabetes quality system in December 2014.
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

•
Acceptance and future growth from our next-generation pump systems, the MiniMed 640G and MiniMed 620G. Internationally, we began a limited launch of our MiniMed 640G pump system with predictive low-glucose management in Australia, and expect a broader launch in European markets in the fourth quarter of fiscal year 2015. The Minimed 620G, the first integrated system customized for the Japanese market, began a limited launch during the second quarter of fiscal year 2015, and will launch broadly in the fourth quarter of fiscal year 2015.

COSTS AND EXPENSES
The following is a summary of major costs and expenses as a percent of net sales:

	Three months ended		Nine months ended
	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
Cost of products sold	26.1%	25.2%	26.0%	25.4%
Research and development expense	8.6	8.6	8.6	8.8
Selling, general, and administrative expense	34.4	34.9	34.7	34.6
Special (gains) charges	(3.2)	—	(0.3)	0.3
Restructuring (credits) charges, net	—	(0.4)	0.2	—
Certain litigation charges, net	—	—	—	0.2
Acquisition-related items	1.9	4.8	1.4	0.8
Amortization of intangible assets	2.1	2.1	2.0	2.1
Other expense, net	0.6	1.1	1.1	1.0
Interest expense, net	1.9	0.6	0.7	0.8
Cost of Products Sold
Cost of products sold as a percent of net sales was higher than our historical levels and increased 0.9 of a percentage point and 0.6 of a percentage point for the three and nine months ended January 23, 2015, respectively, compared to the same periods in the prior fiscal year. Cost of products sold as a percent of net sales in the three and nine months ended January 23, 2015 was negatively impacted by product mix shifts in Cardiac Rhythm and Heart Failure, as well as, our acquisition of NGC, which has a gross margin that is significantly below our company average. Cost of products sold continued to include significant spending related to resources diverted to address quality issues in Neuromodulation and Diabetes. We continued efforts to mitigate pricing pressure and its impact on our gross margin through our five-year $1.2 billion cost of products sold reduction program.
Research and Development
We have continued to invest in new technologies to drive future growth. Research and development expense for the three and nine months ended January 23, 2015 was $373 million and $1.112 billion, respectively. Research and development expense increased compared to the same periods in the prior fiscal year as we continue to innovate and develop new value-based offerings for the market. For the three and nine months ended January 23, 2015, research and development expense as a percent of net sales remained flat and decreased 0.2 of a percentage point, respectively, as compared to the same periods in the prior fiscal year. The decrease in research and development expense as a percent of net sales for the nine months ended January 23, 2015 was driven by higher net sales as a result of recent product launches.
Selling, General, and Administrative
Selling, general, and administrative expense for the three and nine months ended January 23, 2015 was $1.487 billion and $4.500 billion, respectively. For the three months ended January 23, 2015, selling, general, and administrative expense as a percent of net sales decreased 0.5 of a percentage point as sales increased at a faster rate than our selling, general, and administrative expenses. For the nine months ended January 23, 2015 selling, general, and administrative expenses remained relatively flat as compared to the same period in the prior year.
Special (Gains) Charges, Restructuring Charges, Net, Certain Litigation Charges, Net, and Acquisition-Related Items
Special (gains) charges, restructuring (credits) charges, net, certain litigation charges, net, and acquisition-related items for the three and nine months ended January 23, 2015 and January 24, 2014 were as follows:

	Three months ended		Nine months ended
(in millions)	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
Special (gains) charges	$(138)	$—	$(38)	$40
Restructuring (credits) charges, net	—	(15)	30	3
Certain litigation charges, net	—	—	—	24
Acquisition-related items	80	200	182	104
Net tax impact of special (gains) charges, restructuring (credits) charges, net, certain litigation charges, net, and acquisition-related items	37	(31)	(9)	(55)
Total special (gains) charges, restructuring (credits) charges, net, certain litigation charges, net, and acquisition-related items, net of tax	$(21)	$154	$165	$116
Special (Gains) Charges
During the three months ended January 23, 2015, we recognized a $138 million gain, which consisted of a $41 million gain on the sale of a product line in our Surgical Technologies division and a $97 million gain on the sale of an equity method investment. In addition, during the nine months ended January 23, 2015, continuing our commitment to improving the health of people and communities throughout the world, we made a $100 million charitable cash contribution to meet the multi-year funding needs of the Medtronic Foundation, a related party non-profit organization.
During the three months ended January 24, 2014, there were no special (gains) charges. During the nine months ended January 24, 2014, we made a $40 million charitable cash contribution to the Medtronic Foundation.
Restructuring (Credits) Charges, Net
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
Certain Litigation Charges, Net
We classify material litigation reserves and gains recognized as certain litigation charges, net. During the three and nine months ended January 23, 2015, there were no certain litigation charges, net.

During the three months ended January 24, 2014, there were no certain litigation charges, net. During the nine months ended January 24, 2014, we recorded certain litigation charges, net of $24 million, which includes $12 million related to patent litigation and $12 million related to Other Matters litigation.
Acquisition-Related Items
During the three and nine months ended January 23, 2015, we recorded acquisition-related items of $80 million and $182 million, respectively, primarily due to costs incurred in connection with the Covidien acquisition.
During the three and nine months ended January 24, 2014, we recorded acquisition-related items of $200 million and $104 million, respectively, primarily including IPR&D and long-lived asset impairment charges of $236 million related to the Ardian, Inc. acquisition. The impairment charges were partially offset by income of $39 million and $135 million for the three and nine months ended January 24, 2014, respectively, related to the change in fair value of contingent consideration associated with acquisitions subsequent to April 29, 2009.
Amortization of Intangible Assets
Amortization of intangible assets includes the amortization expense of our definite-lived intangible assets consisting of patents, trademarks, tradenames, purchased technology, and other intangible assets. For both the three months ended January 23, 2015 and January 24, 2014, amortization expense was $89 million. For the nine months ended January 23, 2015 and January 24, 2014, amortization expense was $265 million and $263 million, respectively. For the nine months ended January 23, 2015, the slight increase in amortization expense over the same period in the prior fiscal year was primarily due to fiscal year 2014 acquisitions of TYRX and Cardiocom and fiscal year 2015 acquisitions of Visualase, Corventis and NGC, partially offset by reduced ongoing amortization expense from certain intangible assets that became fully amortized.
Other Expense, Net
Other expense, net includes royalty income and expense, realized equity security gains and losses, realized foreign currency transaction and derivative gains and losses, impairment charges on equity securities, the Puerto Rico excise tax, and the U.S. medical device excise tax. For the three and nine months ended January 23, 2015, other expense, net was $24 million and $138 million, respectively, as compared to $45 million and $122 million, respectively, for the same periods in the prior fiscal year.

For the three months ended January 23, 2015, other expense, net decreased primarily due to increased foreign currency gains, partially offset by changes in the level of gains on certain available-for-sale marketable equity securities compared to the same period in the prior fiscal year. For the nine months ended January 23, 2015, other expense, net increased primarily due to changes in the level of gains on certain available-for-sale marketable equity securities and equity method investments compared to the same period in the prior fiscal year, and income in the second quarter of fiscal year 2014 from a license related to our Aortic and Peripheral Vascular division, partially offset by increased foreign currency gains. For the three and nine months ended January 23, 2015, total foreign currency gains recorded in other expense, net were $54 million and $57 million, respectively, compared to gains of $5 million and $37 million, respectively, in the same periods in the prior fiscal year.
Interest Expense, Net
Interest expense, net includes interest earned on our cash, cash equivalents, and investments, interest incurred on our outstanding borrowings, amortization of debt issuance costs and debt discounts, the net realized and unrealized gain or loss on trading securities, ineffectiveness on interest rate derivative instruments, amortization of terminated interest rate swap agreements, and the net realized gain or loss on the sale or impairment of available-for-sale debt securities. For the three and nine months ended January 23, 2015, interest expense, net was $81 million and $94 million, respectively, as compared to $25 million and $98 million, respectively, for the same periods of the prior fiscal year. The increase in interest expense, net during the three and nine months ended January 23, 2015 was driven by an increase in interest expense related to the $17 billion of Senior Notes issued in December 2014 to finance the cash consideration portion of the acquisition of Covidien, partially offset by an increase in interest income due to higher yielding investments earned on a higher investment balance as a result of changes in our investment strategy.
INCOME TAXES

	Three months ended		Nine months ended
(dollars in millions)	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
Provision for income taxes	$217	$193	$623	$607
Effective tax rate	18.2%	20.2%	18.9%	18.8%
Net tax impact of special (gains) charges, restructuring (credits) charges, net, certain litigation charges, net, and acquisition-related items (including the impact from additional interest expense to fund the cash consideration portion of the Covidien acquisition)	(1.1)	(0.6)	(0.3)	0.7
Non-GAAP nominal tax rate(1)	17.1%	19.6%	18.6%	19.5%

(1)
Non-GAAP nominal tax rate is defined as the income tax provision as a percentage of earnings before income taxes, excluding special (gains) charges, restructuring (credits) charges, net, certain litigation charges, net, acquisition-related items, and certain tax adjustments. We believe that the resulting non-GAAP financial measure provides useful information to investors because it excludes the effect of these discrete items so that investors can compare our recurring results over multiple periods. Investors should consider this non-GAAP measure in addition to, and not as a substitute for, financial performance measures prepared in accordance with U.S. GAAP. In addition, this non-GAAP financial measure may not be the same or similar to measures presented by other companies.

Our effective tax rates for the three and nine months ended January 23, 2015 were 18.2 percent and 18.9 percent, respectively, compared to 20.2 percent and 18.8 percent for the three and nine months ended January 24, 2014, respectively. The changes in our effective tax rate for both the three and nine months ended January 23, 2015 were primarily due to the extension of the U.S. federal research and development tax credit for calendar year 2014, the tax impact of special (gains) charges, acquisition-related items, the impact from the additional interest expense incurred during the quarter to fund the cash consideration portion of the Covidien acquisition, changes to uncertain tax position reserves, the tax impact of foreign dividend distributions recorded during the three months ended January 23, 2015, and the impact from year-over-year changes in operational results by tax jurisdiction.
Our non-GAAP nominal tax rate for the three and nine months ended January 23, 2015 was 17.1 percent and 18.6 percent, respectively, compared to 19.6 percent and 19.5 percent for the three and nine months ended January 24, 2014, respectively. The changes in our non-GAAP nominal tax rate were primarily due to the extension of the U.S. federal research and development tax credit for calendar year 2014, changes to uncertain tax position reserves, the tax impact of foreign dividend distributions recorded during the three months ended January 23, 2015 and the impact from year-over-year changes in operational results by tax jurisdiction.
As of January 23, 2015, there were no changes to significant unresolved matters with the IRS or foreign tax authorities from what we disclosed in our Annual Report on Form 10-K for the year ended April 25, 2014.

See Note 14 to the current period's condensed consolidated financial statements for additional information.
LIQUIDITY AND CAPITAL RESOURCES

(dollars in millions)	January 23, 2015	April 25, 2014
Working capital	$32,548	$15,651
Current ratio*	6.8:1.0	3.8:1.0
Cash, cash equivalents, and current investments	$31,148	$14,241
Less: Short-term borrowings and long-term debt	28,826	11,928
Net cash position**	$2,322	$2,313

*	Current ratio is the ratio of current assets to current liabilities.
**
Net cash position is the sum of cash, cash equivalents, and current investments less short-term borrowings and long-term debt and excludes non-current investments that are not considered readily available to fund current operations.

As of January 23, 2015, we believe our strong balance sheet and liquidity provide us with flexibility for the future. We believe our existing cash and investments, as well as our new $3.500 billion Amended and Restated Revolving Credit Facility dated as of January 26, 2015, and related $3.500 billion 2015 Commercial Paper Program entered into on January 26, 2015 (no commercial paper was outstanding as of January 23, 2015), will satisfy our foreseeable working capital requirements for at least the next 12 months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions. We also generally expect to refinance current maturities of long-term debt. In connection with entry into the new $3.500 billion Commercial Paper Program, Medtronic and Covidien terminated their respective previous commercial paper programs.
On December 10, 2014, the Company issued seven tranches of Senior Notes (collectively the 2015 Senior Notes) with an aggregate face value of $17.000 billion. In addition, on January 26, 2015, the Company borrowed $3.000 billion for a term of three years under the Term Loan Credit Agreement. The Company used these combined proceeds to fund the approximately $16 billion cash consideration portion of the January 26, 2015 estimated $50 billion acquisition of Covidien, to pay certain transaction and financing expenses, and for working capital and general corporate purposes, which may include repayment of indebtedness. See Note 8 to the current period’s condensed consolidated financial statements for additional information regarding the Company's long-term debt.

Standard & Poor's (S&P) Ratings Services' long-term debt rating and short-term debt rating at January 23, 2015 were unchanged at AA- and A-1+, respectively, as compared to the ratings at April 25, 2014. Subsequent to the closing of our acquisition of Covidien, on January 26, 2015, S&P Ratings Services lowered Medtronic’s short-term debt rating from A-1+ to A-1 and lowered our long-term debt rating from AA- to A and removed the ratings from prior CreditWatch announced June 16, 2014.

At January 23, 2015, our Moody's Investors Service (Moody's) ratings were unchanged as compared to those at April 25, 2014 with a long-term debt rating of A2 and short-term debt rating of P-1. Following the closing of our acquisition of Covidien, on January 27, 2015, Moody's concluded its review and lowered our long-term debt rating from A2 to A3 and our short-term debt rating from P-1 to P-2.

We do not expect the Moody's and S&P Ratings Services' rating downgrades to have a significant impact on our liquidity or future flexibility to access additional liquidity given our strong balance sheet, our $3.500 billion Amended and Restated Revolving Credit Facility and related $3.500 billion 2015 Commercial Paper Program discussed above and within the “Debt and Capital” section of this management’s discussion and analysis.
Our net cash position as of January 23, 2015, as defined above, increased by $9 million as compared to April 25, 2014.
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

A significant amount of our earnings occur outside the U.S., and are indefinitely reinvested in non-U.S. subsidiaries, resulting in a majority of our cash, cash equivalents, and investments being held by such non-U.S. subsidiaries. As of January 23, 2015 and April 25, 2014, approximately $15.217 billion and $13.968 billion, respectively, of cash, cash equivalents, and investments in marketable debt and equity securities were held by our non-U.S. subsidiaries. These funds are available for use by our non-U.S. operations. We continue to focus on goals to grow our business through increased globalization of the Company with emerging markets continuing to be a significant driver of potential growth. However, if these funds were repatriated to the U.S. or used for U.S. operations, the amounts would generally be subject to U.S. tax. As a result, we continue to accumulate earnings overseas for investment in operations outside the U.S. and to use cash generated from U.S. operations as well as short- and long-term borrowings to meet our U.S. cash needs. Should we require more capital in the U.S. than is generated by our U.S. operations, we could elect to repatriate earnings from our non-U.S. subsidiaries or raise additional capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or other dilution of our earnings.
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
For the three and nine months ended January 23, 2015, the total other-than-temporary impairment losses on available-for-sale debt securities were not significant. Based on our assessment of the credit quality of the underlying collateral and credit support available to each of the remaining securities in which we are invested, we believe we have recorded all necessary other-than-temporary impairments as we do not have the intent to sell, nor is it more likely than not that we will be required to sell, before recovery of cost. As of January 23, 2015, we had $186 million of gross unrealized losses on our aggregate short-term and long-term available-for-sale debt securities of $13.950 billion; if market conditions deteriorate, some of these holdings may experience other-than-temporary impairment in the future which could have a material impact on our financial results. Management is required to use estimates and assumptions in its valuation of our investments, which requires a high degree of judgment, and therefore, actual results could differ materially from those estimates. See Note 7 to the current period’s condensed consolidated financial statements for additional information regarding fair value measurements.
SUMMARY OF CASH FLOWS

	Nine months ended
(in millions)	January 23, 2015	January 24, 2014
Cash provided by (used in):
Operating activities	$2,990	$3,631
Investing activities	(1,843)	(3,069)
Financing activities	14,798	(201)
Effect of exchange rate changes on cash and cash equivalents	(117)	24
Net change in cash and cash equivalents	$15,828	$385
Operating Activities
Our net cash provided by operating activities was $2.990 billion for the nine months ended January 23, 2015 compared to $3.631 billion for the nine months ended January 24, 2014. The $641 million decrease in net cash provided by operating activities was primarily attributable to the $750 million settlement payment made to Edwards in May 2014.
Investing Activities
Our net cash used in investing activities was $1.843 billion for the nine months ended January 23, 2015 compared to $3.069 billion for the nine months ended January 24, 2014. The $1.226 billion decrease in net cash used in investing activities during the nine months ended January 23, 2015 was primarily attributable to decreased net purchases of marketable securities compared to the same period in the prior fiscal year, partially offset by an increase in cash used for acquisitions.
Financing Activities
Our net cash provided by financing activities was $14.798 billion for the nine months ended January 23, 2015 compared to $201 million used in financing activities for the nine months ended January 24, 2014. The $14.999 billion increase in net cash provided by financing activities was primarily attributable to Senior Notes issued to fund the approximately $16 billion cash consideration portion of the January 26, 2015 $50 billion acquisition of Covidien, partially offset by lower levels of short-term borrowings, common stock repurchases, and issuances under employee stock purchase and award plans compared to the same period in the prior year.
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

We believe our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, or cash flows. Presented below is a summary of contractual obligations and other minimum commercial commitments as of January 23, 2015. See Note 8 to the current period’s condensed consolidated financial statements for additional information regarding long-term debt. Additionally, see Note 14 to the current period’s condensed consolidated financial statements for additional information regarding accrued income tax obligations, which are not reflected in the table below.

	Maturity by Fiscal Year
(in millions)	Total	Remaining 2015	2016	2017	2018	2019	Thereafter
Contractual obligations related to off-balance sheet arrangements:
Operating leases(1)	$256	$31	$94	$56	$30	$18	$27
Inventory purchases(2)	133	32	94	4	3	—	—
Commitments to fund minority investments/contingent acquisition consideration(3)	518	27	58	154	43	41	195
Interest payments(4)	15,246	531	947	920	927	899	11,022
Other(5)	186	21	54	35	22	17	37
Total	$16,339	$642	$1,247	$1,169	$1,025	$975	$11,281

Contractual obligations reflected in the balance sheet:
Long-term debt, including current portion(6)	$28,375	$1,250	$1,100	$500	$2,000	$400	$23,125
Capital leases	145	6	12	31	18	19	59
Total	$28,520	$1,256	$1,112	$531	$2,018	$419	$23,184

(1)	Certain leases require us to pay real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises. These future costs are not included in the schedule above.

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

(6)
Long-term debt in the table above includes the $17.000 billion of 2015 Senior Notes, $2.000 billion of 2014 Senior Notes, $3.000 billion of 2013 Senior Notes, $1.075 billion of 2012 Senior Notes, $1.000 billion of 2011 Senior Notes, $3.000 billion of 2010 Senior Notes, $700 million of 2009 Senior Notes, and $600 million of 2005 Senior Notes. The table above excludes the debt discount, the fair value impact of outstanding interest rate swap agreements, and the unamortized gains from terminated interest rate swap agreements. See Notes 8 and 9 to the current period’s condensed consolidated financial statements for additional information regarding the interest rate swap agreements.

DEBT AND CAPITAL
Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of total interest-bearing debt and equity was 59 percent as of January 23, 2015 and 38 percent as of April 25, 2014.

Share Repurchase Program
As part of our focus on returning value to our shareholders, shares are repurchased from time to time. In June 2013, our Board of Directors authorized the repurchase of 80 million shares of our common stock. We did not repurchase any shares during the three months ended January 23, 2015. During the nine months ended January 23, 2015, we repurchased approximately 25.9 million shares, respectively, at an average price per share of $62.53. As of January 23, 2015, we had approximately 33.5 million shares remaining under the current buyback authorization by our Board of Directors.
Financing Arrangements
We use a combination of bank borrowings and commercial paper issuances to fund our short-term financing needs. Short-term debt, including the current portion of our long-term debt and capital lease obligations, as of January 23, 2015, was $2.185 billion compared to $1.613 billion as of April 25, 2014. We utilize Senior Notes to meet our long-term financing needs. Long-term debt as of January 23, 2015 was $26.641 billion compared to $10.315 billion as of April 25, 2014.
On December 10, 2014, we issued seven tranches of the 2015 Senior Notes with an aggregate face value of $17.000 billion. The first tranche consisted of $1.000 billion of 1.500 percent Senior Notes due 2018. The second tranche consisted of $2.500 billion of 2.500 percent Senior Notes due 2020. The third tranche consisted of $500 million of floating rate Senior Notes due 2020 (the 2020 floating rate notes). The 2020 floating rate notes bear interest at the three-month London InterBank Offered Rate (LIBOR) plus 80 basis points. The fourth tranche consisted of 2.500 billion of 3.150 percent Senior Notes due 2022. The fifth tranche consisted of $4.000 billion of 3.500 percent Senior Notes due 2025. The sixth tranche consisted of $2.500 billion of 4.375 percent Senior Notes due 2035. The seventh tranche consisted of $4.000 billion of 4.625 percent Senior Notes due 2045. Interest on the 2020 floating rate notes is payable quarterly and interest on each series of the fixed rate notes is payable semi-annually. In addition, on January 26, 2015, we borrowed $3.000 billion for a term of three years under the Term Loan Credit Agreement. We used these combined proceeds to fund the approximately $16 billion cash consideration portion of the January 26, 2015 estimated $50 billion acquisition of Covidien, to pay certain transaction and financing expenses, and for working capital and general corporate purposes, which may include repayment of indebtedness. For more information on our financing arrangements, see Note 8 to the current period’s condensed consolidated financial statements.
Credit Arrangements and Debt Ratings
As of January 23, 2015, we maintained a commercial paper program that allowed us to have a maximum of $2.250 billion in commercial paper outstanding, with maturities up to 364 days from the date of issuance. No amount of commercial paper was outstanding as of January 23, 2015 or April 25, 2014. During the three and nine months ended January 23, 2015, the weighted average original maturity of the commercial paper outstanding was approximately 67 days and 49 days, respectively, and the weighted average interest rate was 0.16 percent and 0.12 percent, respectively. The issuance of commercial paper reduced the amount of credit available under our existing lines of credit.
On January 26, 2015, Medtronic Global Holdings S.C.A., an entity organized under the laws of Luxembourg (Medtronic Luxco) entered into various agreements pursuant to which Medtronic Luxco may issue unsecured commercial paper notes (the 2015 Commercial Paper Program) on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.500 billion. New Medtronic and Medtronic have guaranteed the obligations of Medtronic Luxco under the 2015 Commercial Paper Program. In connection with entry into the 2015 Commercial Paper Program, Medtronic and Covidien terminated their respective existing commercial paper programs.
As of January 23, 2015, we had a $2.250 billion syndicated credit facility dated December 17, 2012, which was scheduled to expire on December 17, 2017 (Credit Facility). The Credit Facility provided backup funding for the commercial paper program and may also have been used for general corporate purposes. As of January 23, 2015 and April 25, 2014, no amounts were outstanding on the committed line of credit.
On January 26, 2015, Medtronic amended and restated its existing Credit Facility and entered into the Amended and Restated Credit Agreement ($3.500 billion Five Year Revolving Credit Facility)(the Amended and Restated Revolving Credit Agreement), by and among Medtronic, New Medtronic, Medtronic Luxco, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and issuing bank. Under the Amended and Restated Revolving Credit Agreement, the lenders party thereto will provide Medtronic and Medtronic Luxco with unsecured revolving credit commitments in an aggregate principal amount of up to $3.500 billion. Medtronic, Medtronic Luxco and New Medtronic guarantee the obligations under the Amended and Restated Revolving Credit Agreement.
Standard & Poor's (S&P) Ratings Services' long-term debt rating and short-term debt rating at January 23, 2015 were unchanged at AA- and A-1+, respectively, as compared to the ratings at April 25, 2014. Subsequent to the closing of our acquisition of Covidien, on January 26, 2015, S&P Ratings Services lowered Medtronic’s short-term debt rating from A-1+ to

A-1 and lowered our long-term debt rating from AA- to A and removed the ratings from prior CreditWatch announced June 16, 2014.
At January 23, 2015, our Moody's Investors Service (Moody's) ratings were unchanged as compared to those at April 25, 2014 with a long-term debt rating of A2 and short-term debt rating of P-1. Following the closing of our acquisition of Covidien, on January 27, 2015, Moody's concluded its review and lowered our long-term debt rating from A2 to A3 and our short-term debt rating from P-1 to P-2.

We do not expect the Moody's and S&P Ratings Services' rating downgrades to have a significant impact on our liquidity or future flexibility to access additional liquidity given our strong balance sheet, our $3.500 billion Amended and Restated Revolving Credit Facility and related $3.500 billion 2015 Commercial Paper Program discussed above and within the “Liquidity and Capital Resources” section of this management’s discussion and analysis.
For more information on credit arrangements, see Note 8 to the current period’s condensed consolidated financial statements.
OPERATIONS OUTSIDE OF THE UNITED STATES
The table below illustrates U.S. net sales versus net sales outside the U.S. for the three and nine months ended January 23, 2015 and January 24, 2014:

	Three months ended		Nine months ended
(in millions)	January 23, 2015	January 24, 2014	January 23, 2015	January 24, 2014
U.S. net sales	$2,459	$2,273	$7,248	$6,817
Non-U.S. net sales	1,859	1,890	5,709	5,623
Total net sales	$4,318	$4,163	$12,957	$12,440
For the three and nine months ended January 23, 2015, consolidated net sales outside the U.S. decreased 2 percent for both periods as compared to the same periods in the prior fiscal year. Foreign currency had an unfavorable impact of $158 million and $162 million on net sales during the three and nine months ended January 23, 2015, respectively. For the three months ended January 23, 2015, the decline in net sales outside of the U.S. was driven by unfavorable foreign currency translation offset by strong growth in AF and Other, Diabetes, and Surgical Technologies, solid growth in Structural Heart, Neuromodulation, High Power, Aortic & Peripheral Vascular, BMP, and Core Spine. For the nine months ended January 23, 2015, the decline in net sales outside of the U.S. was driven by unfavorable foreign currency translation offset by strong growth in AF and Other, solid growth Diabetes, Neuromodulation, Surgical Technologies, BMP, Aortic & Peripheral Vascular, and moderate growth in Core Spine, and High Power.
Net sales outside the U.S. are accompanied by certain financial risks, such as changes in foreign currency exchange rates and collection of receivables, which typically have longer payment terms. We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. However, a significant amount of our outstanding accounts receivable are with national health care systems in many countries. We continue to monitor the economic conditions in many countries outside the U.S. (particularly Italy, Spain, Portugal, and Greece) and the average length of time it takes to collect on our outstanding accounts receivable in these countries. As of January 23, 2015 and April 25, 2014, the aggregate accounts receivable balance for Italy, Spain, Portugal, and Greece, net of allowance for doubtful accounts, was $535 million and $628 million, respectively. We also continue to monitor the creditworthiness of customers located in these and other geographic areas. In the past, accounts receivable balances with certain customers in these countries accumulated over time and were subsequently settled as large lump sum payments. Although we do not currently foresee a significant credit risk associated with a material portion of these receivables, repayment is dependent upon the financial stability of the economies of those countries. For certain Greece customers, collectability is not reasonably assured for revenue transactions and we defer revenue recognition until all revenue recognition criteria are met. As of January 23, 2015 and April 25, 2014, our remaining deferred revenue balance for certain Greece distributors was $19 million and $15 million, respectively. Outstanding gross receivables from customers outside the U.S. totaled $2.186 billion as of January 23, 2015, or 59 percent of total outstanding accounts receivable, and $2.421 billion as of April 25, 2014, or 61 percent of total outstanding accounts receivable.
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
This Quarterly Report on Form 10-Q, and other written reports and oral statements made by or with the approval of one of the Company’s executive officers from time to time, may include “forward-looking” statements. Forward-looking statements broadly include our current expectations or forecasts of future results. Our forward-looking statements generally relate to our growth and growth strategies, financial results, product development and launches, research and development strategy, regulatory approvals, competitive strengths, restructuring and cost-saving initiatives, intellectual property rights, litigation and tax matters, government investigations, mergers and acquisitions, divestitures, market acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations, working capital adequacy, our effective tax rate, and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions. One must carefully consider forward-looking statements and understand that such statements may be affected by inaccurate assumptions and may involve a variety of risks and uncertainties, known and unknown, including, among others, risks related to competition in the medical device industry, reduction or interruption in our supply, quality problems, liquidity, decreasing prices, changes in applicable tax rates, adverse regulatory action, litigation results, self-insurance, commercial insurance, health care policy changes, international operations, failure to achieve the intended benefits of the Covidien acquisition or disruption of our current plans and operations, as well as those discussed in the sections entitled “Risk Factors” and “Government Regulation and Other Considerations” in our Annual Report on Form 10-K for the year ended April 25, 2014. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. We intend to take advantage of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.
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
The gross notional amount of all currency exchange rate derivative instruments outstanding at January 23, 2015 and April 25, 2014 was $6.121 billion and $8.051 billion, respectively. At January 23, 2015, these contracts were in an unrealized gain position of $450 million. A sensitivity analysis of changes in the fair value of all foreign currency exchange rate derivative contracts at January 23, 2015 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10 percent against all currencies, the fair value of these contracts would increase/decrease by approximately $412 million. Any gains and losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions. These offsetting gains and losses are not reflected in the above analysis. We are also exposed to interest rate changes affecting our investments in interest rate sensitive instruments, which include our marketable debt securities, fixed-to-floating interest rate swap agreements, and forward starting interest rate swap agreements. A sensitivity analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10 basis point change in interest rates, compared to interest rates as of January 23, 2015, indicates that the fair value of these instruments would correspondingly change by $74 million.
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
Medtronic did not repurchase any shares during the third quarter of fiscal year 2015.

Item 6. Exhibits

(a)	Exhibits
4.1
Indenture dated December 10, 2014, between Medtronic, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Medtronic’s Current Report on Form 8-K filed with the Commission on December 10, 2014)

4.2
First Supplemental Indenture dated December 10, 2014, between Medtronic, Inc. and Wells Fargo Bank, National Association, as Trustee (including Form of Floating Rate Senior Notes due 2020, Form of 2.500% Senior Notes due 2020, Form of 3.150% Senior Notes due 2022, Form of 3.500% Senior Notes due 2025, Form of 4.375% Senior Notes due 2035 and Form of 4.625% Senior Notes due 2045) (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Commission on December 10, 2014)

4.3
Registration Rights Agreement, dated December 10, 2014, by and among Medtronic, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.10 to Medtronic’s Current Report on Form 8-K filed with the Commission on December 10, 2014)

10.1
Senior Unsecured Bridge Credit Agreement, dated as of November 7, 2014, by and among Medtronic, Inc., Medtronic Holdings Limited, Medtronic Global Holdings SCA, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Medtronic’s Current Report on Form 8-K filed with the Commission on November 10, 2014)

10.2
Senior Unsecured Term Loan Credit Agreement, dated as of November 7, 2014, by and among Medtronic, Inc., Medtronic Holdings Limited, Medtronic Global Holdings SCA, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Medtronic’s Current Report on Form 8-K filed with the Commission on November 10, 2014)

10.3
Amendment and Restatement Agreement, dated as of November 7, 2014, by and among Medtronic, Inc., Medtronic Holdings Limited, Medtronic Global Holdings SCA, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent and issuing bank (incorporated by reference to Exhibit 10.3 to Medtronic’s Current Report on Form 8-K filed with the Commission on November 10, 2014)

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

Medtronic, Inc.
(Registrant)

Date:	February 27, 2015	/s/ Omar Ishrak
Omar Ishrak
Chairman and Chief Executive Officer

Date:	February 27, 2015	/s/ Gary L. Ellis
Gary L. Ellis
Executive Vice President and
Chief Financial Officer